Form 10-Q
period 1994-03-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 1994-05-16
CIK 95552

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1994

                                       OR

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                         For the transition period from
                             _________ to _________


                         Commission file number 1-6615

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

                  Delaware                              95-2594729
      -----------------------------------          --------------------
         (State or other jurisdiction                (I.R.S. Employer
       of incorporation or organization)            Identification No.)

            7800 Woodley Avenue                            91406
            Van Nuys, California                     ------------------
    ----------------------------------------             (Zip Code)
    (Address of principal executive offices)

                                 (818) 781-4973
             -----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
             -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

                    YES     X                            NO
                        --------                            --------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                  Outstanding at
               Class of Common Stock                May 5, 1994
               ---------------------             -----------------
                  $.50 Par Value                 29,879,990 Shares

                          PART 1 FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                             (DOLLARS IN THOUSANDS)


                                                             MARCH 31,    DECEMBER 31,
                                                               1994          1993
                                                             ---------    -----------
            Assets
               CURRENT ASSETS:
                  Cash and equivalents                        $  6,294      $  8,274
                  Marketable securities, at cost
                     which approximates market                  28,079        28,314
                  Receivables, net                              74,258        65,279
                  Inventories
                     Raw materials                              12,401        10,391
                     Work in process                             6,039         6,277
                     Finished goods                             11,057         9,966
                                                              --------     ----------
                                                                29,497        26,634

                  Other current asets                           10,945        12,718
                                                              --------     ----------
                       Total current assets                    149,073       141,219

               PROPERTY, PLANT AND EQUIPMENT, net              172,605       162,225
               OTHER ASSETS                                      9,220         6,679
                                                              --------     ----------
                                                              $330,898      $310,123
                                                              ========     ==========


            Liabilities and Shareholders' Equity
               CURRENT LIABILITIES:
                  Current portion of long-term debt           $  2,577      $  2,555
                  Accounts payable                              52,546        52,004
                  Accrued liabilities                           22,898        19,957
                  Income taxes payable                           7,860         1,475
                                                              --------      ---------
                       Total current liabilities                85,881        75,991
                                                              --------      ---------
               LONG-TERM DEBT, net                              33,938        34,004
               OTHER LONG-TERM LIABILITIES                      11,431        10,982
               DEFERRED INCOME TAXES                            12,277        12,277
               SHAREHOLDERS' EQUITY                            187,371       176,869
                                                              --------      ---------
                                                              $330,898      $310,123
                                                              ========      =========



               See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                               Three Months Ended
                                                                    March 31,
                                                              ----------------------
                                                                1994          1993
                                                              --------      --------
            Net Sales                                         $105,938      $ 98,119
            Cost of Sales                                       81,364        77,055
                                                              --------      --------
            Gross Profit                                        24,574        21,064

            Selling, general and
               administrative expenses                           4,214         4,799
                                                              --------      --------
            Income From Operations                              20,360        16,265

            Other Income (Expense)
               Interest expense                                   (678)       (1,252)
               Miscellaneous, net                                  504           965
                                                              --------      --------
                                                                  (174)         (287)
                                                              --------      --------
            Income Before Income Taxes                          20,186        15,978

            Income Taxes                                         7,671         5,912
                                                              --------      --------

            Net Income                                        $ 12,515      $ 10,066
                                                              ========      ========
            Earnings Per Share                                $   0.41      $   0.33
                                                              ========      ========
            Weighted Average and Equivalent
               Shares Outstanding                           30,828,000    30,414,000
                                                            ==========    ==========




            See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (DOLLARS IN THOUSANDS)


                                                                     Three Months Ended
                                                                         March 31,
                                                                  ----------------------
                                                                    1994          1993
                                                                  --------      --------
            NET CASH PROVIDED BY OPERATING ACTIVITIES             $ 17,863      $ 19,972

            CASH FLOWS FROM FINANCING ACTIVITIES:
               Stock options exercised                               1,097           269
               Stock repurchases                                    (2,201)          -
               Cash dividends                                         (901)         (802)
               Payments of long-term debt                              (44)          (44)
                                                                  --------      --------
            NET CASH USED IN FINANCING ACTIVITIES                   (2,049)         (577)
                                                                  --------      --------
            CASH FLOWS FROM INVESTING ACTIVITIES:
               Proceeds from sales of marketable securities         20,010         6,214
               Purchases of marketable securities                  (19,775)      (25,604)
               Additions to property, plant and equipment, net     (18,029)       (4,201)
                                                                  --------      --------
            NET CASH USED IN INVESTING ACTIVITIES                  (17,794)      (23,591)

            Net Decrease in Cash and Equivalents                    (1,980)       (4,196)

            Cash and Equivalents at beginning of period              8,274        11,789
                                                                  --------      --------
            Cash and Equivalents at end of period                 $  6,294      $  7,593
                                                                  ========      ========




            See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  (Unaudited)

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                       Common Stock
                                ------------------------      Additional     Cumulative
                                 Number of                      Paid-In     Translation     Retained
                                  Shares         Amount         Capital      Adjustment     Earnings       Total
                                ----------       -------      ----------     ----------     --------      --------
Balances at
    December 31, 1993           30,061,414       $15,031        $70,789        $(442)       $91,491       $176,869


Net income                               -             -              -            -         12,515         12,515

Foreign currency
    translation                          -             -              -           (8)             -             (8)

Cash dividends
    ($.03/share)                         -             -              -            -           (901)          (901)

Repurchases of
    common stock                   (57,500)          (28)        (2,173)           -              -         (2,201)

Stock options
    exercised, including
    related tax
    benefit                         64,177            33          1,064            -              -          1,097
                                ----------       -------        -------        ------      --------       --------
Balances at
    March 31, 1994              30,068,091       $15,036        $69,680        $(450)      $103,105       $187,371
                                ==========       =======        =======        ======      ========       ========

See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)

           1.    During interim periods, the Company follows the accounting
                 policies set  forth   in  its  Annual  Report  to
                 Stockholders and applies appropriate interim financial reporting standards, including the use of estimated annual effective tax rates. Users of financial information produced for interim periods are encouraged to refer to the notes contained in the Annual Report to Stockholders when reviewing interim financial results.

                 In the opinion of Management, the accompanying unaudited consolidated condensed financial statements of Superior Industries International, Inc. and subsidiaries (the "Company") contain all the adjustments necessary to present fairly the financial position of the Company as of March 31, 1994 and the results of operations and cash flows for the three months ended March 31, 1994 and 1993.

           2. Per share amounts are based on the weighted average number of shares of common stock outstanding and common stock equivalents, when dilutive, during the period.

           3. On May 21, 1993, the Board of Directors declared a three-for-two stock split, payable July 20, 1993 to shareholders of record as of July 6, 1993. All per share data in the unaudited consolidated condensed financial statements have been restated to reflect the three-for-two stock split.

           4. Interest paid, net of amounts capitalized and taxes paid were $260,000 and $882,000, respectively, for the three months ended March 31, 1994.

               ITEM 2. MANAGEMENT'S  DISCUSSION  AND ANALYSIS  OF
                FINANCIAL  CONDITION  AND RESULTS  OF OPERATIONS

Summary of Sales by Product Line

                                                         (000's)                  Increase
                                                                                 (Decrease)
            For The Three Months Ended March 31,         1994          1993       Over 1993
            ------------------------------------      ---------      -------     ----------
            OEM Cast Aluminum Road Wheels              $ 97,779      $88,275        10.8%

            Aftermarket                                   8,159        9,844       (17.1%)
                                                       --------      -------
                                                       $105,938      $98,119         8.0%
                                                       ========      =======

Results of Operations

Net sales for the quarter ended March 31, 1994 were $105.9 million compared with $98.1 million in 1993. Despite a major earthquake in California and severe winter storms in the Midwest and East Coast, OEM net sales increased 10.8 percent over 1993 to $97.8 million. The increase in OEM net sales represented a 14.7 percent increase in aluminum road wheel shipments as customer order levels continued to strengthen reflecting increases in North American auto production of approximately 12.3 percent in the first quarter. Partially offsetting increased unit shipments were reduced selling prices caused by the Company's adjustment of the aluminum content of selling prices to current market.

Net sales in the Aftermarket business decreased 17.1 percent from 1993. Continuing aftermarket product net sales, without the impact of the August, 1993 sale of the Company's Canadian aftermarket mirror and light business, operating under the trade name "Do-Ray", increased 1.5 percent over 1993.

Gross profit increased to 23.2 percent compared to 21.5 percent in 1993. Higher customer order levels translated into greater production requirements and more efficient and higher plant utilization resulting in incrementally higher margins.
The company achieved these margins despite severe winter weather conditions in the Midwest and a $1.1 million charge for costs associated with the January 17th Northridge earthquake, which impacted the Company's Van Nuys, California facility.
The Company's Van Nuys facility was back in full production a few days after the earthquake. In spite of these two negative and uncontrollable factors, the company was able to substantially mitigate the impact on production and meet all customer shipping requirements.

Selling, general and administrative expenses, measured as a percentage of net sales, decreased to 4.0 percent for the quarter versus 4.9 percent in 1993 and decreased $585,000 in absolute dollars. This reduction reflects the divestiture of the Do-Ray operations, reduced advertising costs and continuing cost containment programs.

Interest expense decreased $574,000 in the first quarter of 1994 compared to 1993 reflecting required payments and prepayments against the Company's Senior notes in 1993 as well as interest capitalized in 1994 related to the Company's OEM plant expansion activities.

Miscellaneous, net decreased $461,000 primarily reflecting lower interest income as the Company converted cash and short-term investments into long-term productive assets for plant expansion activities.

Liquidity and Capital Resources

Net cash provided by operating activities in the first quarter of 1994 was $17.9 million versus $20.0 million in 1993.
Positive cash flow reflected strong earnings and effective management of working capital resulting from expanded business activities.

In 1994, cash was utilized for $18.0 million in capital expenditures relating to the new Chihuahua, Mexico OEM facility and the ongoing Fayetteville expansion. Both projects continue to be on schedule with the Chihuahua plant scheduled to begin operations in the second quarter and the Fayetteville expansion scheduled for completion during the second half of 1994. Cash was also utilized to repurchase and retire 57,500 shares of the Company's common stock for $2.2 million. Remaining cash flow was temporarily invested in marketable securities.

Working capital and current ratio were $63.2 million and 1.7:1 versus $65.2 million and 1.9:1, at March 31, 1994 and December 31, 1993, respectively. Decrease in working capital primarily reflects the purchase of fixed assets related to plant expansion activities. As expansion activities continue, including the chrome-plating plant currently under construction, these ratios
will continue  to be  impacted.   The long-term  debt to  total
capitalization ratio improved to 15.3 percent at the end of the quarter from 16.1 percent at the end of 1993.

                           PART II OTHER INFORMATION



                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


            (a)   Exhibits - None

            (b) Reports on Form 8-K - There were no reports filed during the quarter ended March 31, 1994.





                     (This space intentionally left blank.)

                                  SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                                   ---------------------------------------
                                                (Registrant)


Date     05/16/94                  /s/ LOUIS L. BORICK
                                   ---------------------------------------
                                   Louis L. Borick
                                   President and Chairman of the Board



Date     05/16/94                  /S/ R. JEFFREY ORNSTEIN
                                   ---------------------------------------
                                   R. Jeffrey Ornstein
                                   Vice President and CFO