Form 10-Q
period 1994-06-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 1994-08-12
CIK 95552

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the transition period from
                             _________ to _________


                         Commission file number 1-6615

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

         California                              95-2594729
  (State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)            Identification No.)

         7800 Woodley Avenue
         Van Nuys, California                   91406
(Address of principal executive offices)     (Zip Code)

                                 (818) 781-4973
              (Registrant's telephone number, including area code)

                                 Not Applicable

              (Former name, former address and former fiscal year,
                          if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                    YES   X            NO
                        -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                              Outstanding at
         Class of Common Stock                August 1, 1994
         ---------------------               -----------------
            $.50 Par Value                   29,814,135 Shares

                          PART 1 FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                          JUNE 30,      DECEMBER 31,
                                                              1994              1993
                                                          --------      ------------
Assets
   CURRENT ASSETS:
      Cash and equivalents                                $  7,096          $  8,274
      Marketable securities, at the lower of
         cost or market                                     21,253            28,314
      Receivables, net                                      80,044            65,279
      Inventories
         Raw materials                                      12,879            10,391
         Work in process                                     4,670             6,277
         Finished goods                                     11,933             9,966
                                                          --------          --------
                                                            29,482            26,634

      Other current assets                                  12,312            12,718
                                                          --------          --------
           Total current assets                            150,187           141,219

   PROPERTY, PLANT AND EQUIPMENT, net                      181,413           162,225
   OTHER ASSETS                                              8,540             6,679
                                                          --------          --------
                                                          $340,140          $310,123
                                                          ========          ========


Liabilities and Shareholders' Equity
   CURRENT LIABILITIES:
      Notes payable and current portion
         of long-term debt                                $  9,701          $  2,555
      Accounts payable                                      53,830            52,004
      Accrued liabilities                                   21,401            19,957
      Income taxes payable                                   4,448             1,475
                                                          --------          --------
           Total current liabilities                        89,380            75,991
                                                          --------          --------
   LONG-TERM DEBT, net                                      33,896            34,004
   OTHER LONG-TERM LIABILITIES                              11,971            10,982
   DEFERRED INCOME TAXES                                    12,277            12,277
   SHAREHOLDERS' EQUITY                                    192,616           176,869
                                                          --------          --------
                                                          $340,140          $310,123
                                                          ========          ========




           See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                             Three Months Ended
                                                                 June 30,
                                                         ---------------------------
                                                              1994              1993
                                                          --------          --------
Net Sales                                                 $120,706          $106,884
Cost of Sales                                               90,378            80,822
                                                          --------          --------
Gross Profit                                                30,328            26,062

Selling, general and administrative
   expenses                                                  5,291             4,482
                                                          --------          --------
Income From Operations                                      25,037            21,580

Other Income (Expense)
   Interest expense                                           (565)           (1,241)
   Miscellaneous, net                                          362               693
                                                          --------          --------
                                                              (203)             (548)
                                                          --------          --------
Income Before Income Taxes                                  24,834            21,032

Income Taxes                                                 9,437             7,782
                                                          --------          --------
Net Income                                                $ 15,397          $ 13,250
                                                          ========          ========
Earnings Per Share                                        $   0.51          $   0.43
                                                          ========          ========
Weighted Average and Equivalent Shares
   Outstanding                                          30,428,000        30,678,000
                                                        ==========        ==========


           See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                         Six Months Ended
                                                             June 30,
                                                      ----------------------
                                                          1994          1993
                                                      --------      --------
Net Sales                                             $226,644      $205,003
Cost of Sales                                          171,742       157,877
                                                      --------      --------
Gross Profit                                            54,902        47,126

Selling, general and administrative
   expenses                                              9,505         9,281
                                                      --------      --------
Income From Operations                                  45,397        37,845

Other Income (Expense)
   Interest expense                                     (1,243)       (2,492)
   Miscellaneous, net                                      866         1,657
                                                      --------      --------
                                                          (377)         (835)
                                                      --------      --------
Income Before Income Taxes                              45,020        37,010

Income Taxes                                            17,108        13,694
                                                      --------      --------
Net Income                                            $ 27,912      $ 23,316
                                                      ========      ========
Earnings Per Share                                    $   0.91      $   0.76
                                                      ========      ========
Weighted Average and Equivalent Shares
   Outstanding                                      30,555,000    30,564,000
                                                    ==========    ==========


           See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (DOLLARS IN THOUSANDS)


                                                              Six Months Ended
                                                                  June 30,
                                                          -------------------------
                                                              1994             1993
                                                          --------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 $ 28,724         $ 41,647

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchases of common stock                              (9,760)           -
   Short-term borrowings                                     7,125            -
   Cash dividends                                           (2,245)          (1,603)
   Stock options exercised                                   1,448            1,286
   Payments of long-term debt                                  (87)            (137)
                                                          --------         --------
NET CASH USED IN FINANCING ACTIVITIES                       (3,519)            (454)
                                                          --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment, net         (33,152)         (11,531)
   Proceeds from sales of marketable securities             30,044           11,418
   Purchases of marketable securities                      (23,275)         (47,093)
                                                          --------         --------
NET CASH USED IN INVESTING ACTIVITIES                      (26,383)         (47,206)

Net Decrease in Cash and Equivalents                        (1,178)          (6,013)

Cash and Equivalents at Beginning of Period                  8,274           11,789
                                                          --------         --------
Cash and Equivalents at End of Period                     $  7,096         $  5,776
                                                          ========         ========


           See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)
           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                   Common Stock                                   Unrealized
                               --------------------    Additional   Cumulative     Loss on
                                Number of               Paid-In     Translation   Marketable   Retained
                                  Shares     Amount     Capital     Adjustment    Securities   Earnings       Total
                               ----------   -------    ----------   -----------   ----------   --------     ---------
Balances at
   December 31, 1993           30,061,414   $15,031      $70,789      $(442)      $   -        $ 91,491     $176,869

Net income                          -          -            -            -            -          27,912       27,912

Foreign currency
   translation                      -          -            -            (8)          -            -              (8)

Cash dividends
   ($.075/share)                    -          -            -            -            -          (2,245)      (2,245)

Repurchases of
   common stock                  (286,800)     (144)      (9,616)        -            -            -          (9,760)

Stock options
   exercised, including
   related tax
   benefit                         84,076        42        1,406         -            -            -           1,448

Unrealized Loss on
  marketable securities             -          -            -            -         (1,600)        -           (1,600)
                               ----------   -------      -------      -----       -------      --------     --------
Balances at
   June 30, 1994               29,858,690   $14,929      $62,579      $(450)      $(1,600)     $117,158     $192,616
                               ==========   =======      =======      =====       =======      ========     ========

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

         In the opinion of Management, the accompanying unaudited consolidated condensed financial statements of Superior Industries International, Inc. and subsidiaries (the "Company") contain all the adjustments necessary to present fairly the financial position of the Company as of June 30, 1994, and the results of its operations and cash flows for the three-month and six-month periods ended June 30, 1994 and 1993.


   2. Per share amounts are based on the weighted average number of shares of common stock outstanding and common stock equivalents, when dilutive, during the period.

   3. Interest paid, net of amounts capitalized, and taxes paid were $1,243,000 and $13,106,000, respectively, for the six months ended June 30, 1994.

   4. During 1994 the Company adopted Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Under the provisions of SFAS 115 the Company is required to adjust the carrying value of its investment portfolio to fair market value. Such adjustment, which resulted from market fluctuations related to U. S. government agency securities, amounted to $1.6 million and was recorded as a reduction to shareholder's equity.

              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY OF SALES BY PRODUCT LINE

                                            (000's)                 Increase
                                                                   (Decrease)
For The Three Months Ended June 30,            1994         1993   Over 1993
- - -----------------------------------        --------     --------   ----------
OEM Cast Aluminum Road Wheels              $109,329     $ 96,171       13.7%

Aftermarket                                  11,377       10,713        6.2%
                                           --------     --------
                                           $120,706     $106,884       12.9%
                                           ========     ========
For The Six Months Ended June 30,
- - ---------------------------------
OEM Cast Aluminum Road Wheels              $207,108     $184,446       12.3%

Aftermarket                                  19,536       20,557       (5.0)%
                                           --------     --------
                                           $226,644     $205,003       10.6%
                                           ========     ========


RESULTS OF OPERATIONS

Net sales were a record $120.7 million and $226.6 million for the quarter and six months ended June 30, 1994, or 12.9 percent and 10.6 percent, respectively, above comparable periods in 1993. Increased shipments of wheels in both the OEM and aftermarket businesses contributed to this strong performance. OEM aluminum road wheel shipments increased 15.9 percent and 15.3 percent for the quarter and six months ended June 30, 1994, respectively. Customer order levels remained strong, reflecting increases in North American auto production of approximately 11.9 percent for the first half of 1994 and the Company's attainment of a greater share in the expanding cast aluminum wheel market. Net sales in the aftermarket, without the impact of the August 1993 sale of the Do-Ray mirror and light business, increased 33.6 percent and 18.0 percent for the quarter and six months ended June 30, 1994, respectively, above comparable periods in 1993. Increases were achieved predominantly in the roadwheel division as strong customer demand for the Streetwear product line continues to fuel sales.

Gross margins were 25.1 and 24.2 percent for the quarter and six months ended June 30, 1994 versus 24.4 percent and 23.0 percent, respectively, in 1993. Continued increasing customer order levels translated into greater production requirements and more efficient plant utilization resulting in incrementally higher margins.

Selling, general and administrative expenses, in absolute dollars, increased for the quarter and six months ended June 30, 1994. This increase reflects higher compensation and information services costs associated with increased business levels, somewhat offset by the elimination of administrative costs, related to the divestiture of the Do-Ray operations.

Interest expense decreased $676,000 and $1,249,000 for the quarter and six months ended June 30, 1994, respectively, from comparable periods in 1993 reflecting payments and prepayments against the Senior notes in 1993, as well as interest capitalized in 1994 related to OEM plant expansion activities. Miscellaneous, net decreased $331,000 and $791,000 for the quarter and six months ended June 30, 1994, respectively, from similar levels in 1993, reflecting lower interest income as the Company converted investment positions to fund plant expansion activities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the first six months of 1994 was $28.7 million versus $41.6 million in 1993. Strong earnings and effective cash management accounted for the positive cash flow.

In 1994, cash was utilized to fund $33.2 million in capital expenditures relating primarily to the new Chihuahua, Mexico OEM facility, the ongoing
Fayetteville expansion and the new OEM chrome-plating plant.   Cash was also
utilized to repurchase 286,800 shares of the Company's common stock pursuant to the previously announced stock repurchase program. Supplementing operating cash flow was the utilization of $7.1 million from short-term lines of credit and a net $6.8 million liquidation of the investment portfolio.

Subsequent to quarter end, the Company's Chihuahua plant commenced shipping wheels and the Company announced the acceleration of the second phase of construction, six months ahead of schedule, to meet customer demand. When completed, in early 1995, the Chihuahua facility will have capacity of over one million wheels annually. The second phase of the Fayetteville expansion and the new chrome-plating facility continue on schedule and will be completed during the second half of 1994. The Company anticipates funding these expansion activities from cash flow provided by existing working capital, ongoing operations and from funds available under its lines of credit facilities.

Working capital and current ratio were $60.8 million and 1.7:1 versus $65.2 million and 1.9:1, at June 30, 1994 and December 31, 1993, respectively. Decrease in working capital and current ratio primarily reflects the purchase of fixed assets related to plant expansion activities. As expansion activity continues the current ratio will be negatively impacted as short-term investments are converted to long-term productive assets. The long-term debt to total capitalization ratio improved to 15.0 percent at the end of the quarter from 16.1 percent at the end of 1993.

                           PART II OTHER INFORMATION



                           ITEM 1. LEGAL PROCEEDINGS

On June 29, 1994, the Company prevailed in a civil action filed against the Company by Motor Wheel Corporation for alleged infringement of two Motor Wheel patents directed towards wheel making technology. In the United States District Court for the Eastern District of Michigan, a jury of six found that the Company had not infringed on either of Motor Wheel's patents, and therefore, Motor Wheel was not entitled to damages. The action was served against Superior by Motor Wheel on February 4, 1993.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits - None

(b) Reports on Form 8-K - There were no reports filed during the quarter ended June 30, 1994.



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


                           SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                           ---------------------------------------
                           (Registrant)


Date     08/12/94          /s/ Louis L. Borick
                           ---------------------------------------
                           Louis L. Borick
                           President and Chairman of the Board



Date     08/12/94          /s/ R. Jeffrey Ornstein
                           ---------------------------------------
                           R. Jeffrey Ornstein
                           Vice President and CFO