Form 10-Q
period 1994-09-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 1994-11-14
CIK 95552

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -----------------

                                   FORM 10-Q

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1994

                                       OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                         For the transition period from
                             _________ to _________

                         Commission file number 1-6615

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

                California                                  95-2594729
                -----------                                 ----------
     (State or other jurisdiction                        (I.R.S. Employer
    of incorporation or organization)                   Identification No.)


           7800 Woodley Avenue
          Van Nuys, California                                91406
          --------------------                                -----
(Address of principal executive offices)                    (Zip Code)


                                 (818) 781-4973
                                 --------------
              (Registrant's telephone number, including area code)

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

                     YES   /X/                      NO   / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                  Outstanding at
       Class of Common Stock                     November 1, 1994
       ---------------------                     ----------------
          $.50 Par Value                         29,672,035 Share

                          PART 1 FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------
                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                              SEPTEMBER 30,      DECEMBER 31,
                                                       1994              1993
                                              -------------      ------------
ASSETS
  CURRENT ASSETS:
    Cash and equivalents                           $  5,611          $  8,274
    Marketable securities, at the lower of
      cost or market                                 21,978            28,314
    Receivables, net                                 84,076            65,279
    Inventories
      Raw materials                                  14,571            10,391
      Work in process                                 7,442             6,277
      Finished goods                                 15,788             9,966
                                                   --------          --------
                                                     37,801            26,634

    Other current assets                             10,654            12,718
                                                   --------          --------
       Total current assets                         160,120           141,219
                                                   --------          --------

  PROPERTY, PLANT AND EQUIPMENT, net                192,348           162,225
  OTHER ASSETS                                        8,465             6,679
                                                   --------          --------
                                                   $360,933          $310,123
                                                   ========          ========

Liabilities and Shareholders' Equity
  CURRENT LIABILITIES:
    Notes payable and current portion
      of long-term debt                            $ 28,970          $  2,555
    Accounts payable                                 53,349            52,004
    Accrued liabilities                              21,797            19,957
    Income taxes payable                              2,389             1,475
                                                   --------          --------
        Total current liabilities                   106,505            75,991
                                                   --------          --------

  LONG-TERM DEBT, net                                31,712            34,004
  OTHER LONG-TERM LIABILITIES                        12,510            10,982
  DEFERRED INCOME TAXES                              12,292            12,277
  SHAREHOLDERS' EQUITY                              197,914           176,869
                                                   --------          --------

                                                   $360,933          $310,123
                                                   ========          ========



          See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                Three Months Ended
                                                    September 30,
                                                  1994               1993
                                           -----------        -----------
NET SALES                                 $    107,384       $     82,813
Cost of Sales                                   81,246             63,175
                                          ------------       ------------
Gross Profit                                   26,138              19,638

Selling, general and administrative
  expenses                                       4,843              3,916
                                           -----------        -----------

INCOME FROM OPERATIONS                          21,295             15,722

Other Income (Expense):
  Interest expense                                (949)            (1,113)
  Miscellaneous, net                              (360)             1,174
                                           -----------        -----------
                                                (1,309)                61
                                           -----------        -----------

INCOME BEFORE INCOME TAXES                      19,986             15,783

Income Taxes                                     7,344              6,497
                                           -----------        -----------

NET INCOME                                 $    12,642        $     9,286
                                           ===========        ===========
EARNINGS PER SHARE                         $      0.42        $      0.30
                                           ===========        ===========
Weighted Average and Equivalent Shares
  Outstanding                               30,220,000         30,878,000
                                           ===========        ===========




See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                    Nine Months Ended
                                                       September 30,
                                                    1994                 1993
                                             -----------          -----------
NET SALES                                    $   334,028          $   287,816
Cost of Sales                                    252,988              221,052
                                             -----------          -----------
Gross Profit                                      81,040               66,764

Selling, general and administrative
  expenses                                        14,348               13,197
                                             -----------          -----------
INCOME FROM OPERATIONS                            66,692               53,567

Other Income (Expense):
  Interest expense                                (2,192)              (3,605)
  Miscellaneous, net                                 506                2,831
                                             -----------          -----------
                                                  (1,686)                (774)
                                             -----------          -----------

INCOME BEFORE INCOME TAXES                        65,006               52,793

Income Taxes                                      24,452               20,191
                                             -----------          -----------

NET INCOME                                   $    40,554          $    32,602
                                             ===========          ===========
Earnings Per Share                           $      1.33          $      1.06
                                             ===========          ===========

Weighted Average and Equivalent Shares
  Outstanding                                 30,428,000           30,670,000
                                             ===========          ===========



See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (DOLLARS IN THOUSANDS)


                                                            Nine Months Ended
                                                               September 30,
                                                          1994             1993
                                                      --------          --------
NET CASH PROVIDED BY OPERATING ACTIVITIES             $ 37,426          $ 51,975

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings                                 26,400             -
  Stock options exercised                                1,482             1,866
  Payments of long-term debt                            (2,277)          (13,461)
  Cash dividends                                        (3,580)           (2,507)
  Repurchases of common stock                          (15,537)            -
                                                      --------          --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      6,488           (14,102)
                                                      --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment, net      (50,586)          (29,005)
  Purchases of marketable securities                   (24,998)          (64,947)
  Proceeds from sales of marketable securities          29,007            55,906
                                                      --------          --------

NET CASH USED IN INVESTING ACTIVITIES                  (46,577)          (38,046)
                                                      --------          --------
Net Decrease in Cash and Equivalents                    (2,663)             (173)

Cash and Equivalents at Beginning of Period              8,274            11,789
                                                      --------          --------

Cash and Equivalents at End of Period                 $  5,611          $ 11,616
                                                      ========          ========



See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)
           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     Common Stock                                          Unrealized
                                 ---------------------      Additional      Cumulative       Loss on
                                 Number of                    Paid-In       Translation    Marketable      Retained
                                   Shares       Amount        Capital       Adjustment     Securities      Earnings        Total
                                 ----------    -------      ----------      -----------    ----------      --------      --------
Balances at
  December 31, 1993              30,061,414    $15,031       $ 70,789          $(442)        $  -           $91,491      $176,869

Net  income                          -           -              -                -              -            40,554        40,554

Foreign currency
  translation                        -           -              -                226            -             -               226

Cash dividends
  ($.12/share)                       -           -              -                -              -            (3,580)       (3,580)

Repurchases of
  common stock                     (483,600)      (242)       (15,295)           -              -             -           (15,537)

Stock options
  exercised, including
  related tax
  benefit                            90,021         45          1,437            -              -             -             1,482

Unrealized loss on
  marketable securities              -           -              -                -            (2,100)         -            (2,100)
                                 ----------    -------       --------          -----         -------       --------      --------
Balances at
  September 30, 1994             29,667,835    $14,834       $ 56,931          $(216)        $(2,100)      $128,465      $197,914
                                 ==========    =======       ========          ======        ========      ========      ========





See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)

    1. During interim periods, the Company follows the accounting policies set forth in its Annual Report to Stockholders and applies appropriate interim financial reporting standards, including the use of estimated annual effective tax rates. Users of financial information produced for interim periods are encouraged to refer to the notes contained in the Annual Report to Stockholders when reviewing interim fiancial results.

        In the opinion of Management, the accompanying unaudited consolidated condensed financial statements of Superior Industries International, Inc. and subsidiaries (the "Company") contain all the adjustments necessary to present fairly the financial position of the Company as of September 30, 1994, and the results of its operations and cash flows for the three month and nine month periods ended September 30, 1994 and 1993.

    2. Per share amounts are based on the weighted average number of shares of common stock outstanding and common stock equivalents, when dilutive, during the period.

    3. Interest paid, net of amounts capitalized, was $1,773,000 and taxes paid was $22,870,000, for the nine months ended September 30, 1994.

    4. During 1994 the Company adopted Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Under the provisions of SFAS 115 the Company is required to adjust the carrying value of its investment portfolio to fair market value. Such adjustment, which resulted from market fluctuations related to U. S. government agency securities, amounted to $2.1 million and was recorded as a reduction to shareholders' equity.

               ITEM 2. MANAGEMENT'S  DISCUSSION  AND ANALYSIS  OF
                FINANCIAL  CONDITION  AND RESULTS  OF OPERATIONS

Summary of Sales by Product Line

                                                      (000's)
                                                                        Increase
For The Three Months Ended September 30,           1994        1993     Over 1993
- - - - - ----------------------------------------       --------    --------     ---------
OEM Cast Aluminum Road Wheels                  $ 97,982    $ 74,782       31.0%

Aftermarket                                       9,402       8,031       17.1%
                                               --------    --------
                                               $107,384    $ 82,813       29.7%
                                               ========    ========
For The Nine Months Ended September 30,
- - - - - ---------------------------------------

OEM Cast Aluminum Road Wheels                  $305,090    $259,228       17.7%

Aftermarket                                      28,938      28,588        1.2%
                                               --------    --------
                                               $334,028    $287,816       16.1%
                                               ========    ========

Results of Operations

Net sales were $107.4 million and $334.0 million for the quarter and nine months ended September 30, 1994, or 29.7 percent and 16.1 percent, respectively, above comparable periods in 1993. Increased shipments in both the OEM and aftermarket businesses contributed to this strong performance. OEM aluminum road wheel shipments increased 26.0 percent and 18.4 percent for the quarter and nine months ended September 30, 1994, respectively, over 1993 levels. In what is historically a slow quarter due to retooling by automotive manufacturers for new model year changeovers, customer order levels remained strong reflecting increases in North American auto production of approximately
12.7 percent for the quarter and 12.5 percent for the first nine months of 1994, as compared with 1993. Net sales in the aftermarket, without the impact of the August 1993 sale of the Do-Ray mirror and light business, increased 20.7 percent and 18.9 percent for the quarter and nine months ended September 30, 1994, respectively, above comparable periods in 1993. Increases were achieved predominantly in the roadwheel division as strong customer demand for the Company's "Streetwear" product line continues to drive sales.

Gross margins were 24.3 percent for the quarter and nine months ended
September 30, 1994 versus 23.7 percent and 23.2 percent, respectively, in 1993. Continued increasing customer order levels translated into greater production and more efficient plant utilization, which was partially offset by the Fayetteville, Arkansas plant expansion activities and the commencement of operations at the new Chihuahua, Mexico facility.

Selling, general and administrative expenses, as a percentage of net sales, were 4.5 percent and 4.3 percent for the quarter and nine months ended September 30, 1994, respectively, versus 4.7 percent and 4.6 percent, respectively for the comparable periods in 1993, but increased in absolute dollars. This increase reflects higher costs associated in managing the Company's expanding business activities and legal costs associated with the Company's successful defense of a patent litigation case during the quarter.

Interest expense decreased $164,000 and $1,413,000 for the quarter and nine months ended September 30, 1994, respectively, from comparable periods in 1993 due to payments and prepayments against Senior notes in 1993, and interest capitalized in 1994 related to OEM plant expansion activities. Partially offsetting these reductions were additional interest costs associated with higher borrowings under short term lines of credit.

Miscellaneous, net decreased $1,534,000 and $2,325,000 for the quarter and nine months ended September 30, 1994, respectively, from similar levels in 1993, primarily as a result of pre production costs of $730,000 related to the Chihuahua, Mexico facility and lower interest income due to the liquidation of short term investments.


Liquidity and Capital Resources

Net cash provided by operating activities in the first nine months of 1994 was $37.4 million versus $52.0 million in 1993. Despite stronger earnings, working capital requirements for plant expansion activities resulted in reduced operating cash flows when compared to the prior year.

In 1994, cash was utilized to fund $50.6 million in capital expenditures relating primarily to the new Chihuahua, Mexico OEM facility, ongoing Fayetteville plant expansion and the new OEM chrome plating plant, which is scheduled to commence operations near the end of the year. Additionally, cash was utilized to repurchase 483,600 shares of the Company's common stock pursuant to the previously announced stock repurchase program. To supplement the daily cash requirements, the Company utilized $26.4 million of short term lines of credit and liquidated $4.0 million of its short term investment portfolio. The Company anticipates that it will substantially reduce by year end the amounts borrowed under its short term credit facilities.

Working capital and current ratio were $53.6 million and 1.5:1 versus
$78.1 million and 2.0:1, at September 30, 1994 and December 31, 1993, respectively. The decrease in working capital and current ratio is primarily the result of internally funding OEM plant expansion and Company stock repurchase activities. The long term debt to total capitalization ratio improved to 13.8 percent at the end of the quarter from 16.9 percent at the end of 1993.

                           PART II OTHER INFORMATION



                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                    ----------------------------------------

(a)   Exhibits - Exhibit 27, Financial Data Schedule

(b) Reports on Form 8-K - There were no reports filed during the quarter ended September 30, 1994.





                     (This space intentionally left blank.)

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                       ---------------------------------------
                       (Registrant)


DATE  11/11/94         /s/ LOUIS L. BORICK
      --------         ---------------------------------------
                           Louis L. Borick
                           President and Chairman of the Board


DATE  11/11/94         /s/ R. JEFFREY ORNSTEIN
      --------         ---------------------------------------
                           R. Jeffrey Ornstein
                           Vice President and CFO