Form 10-K
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 1995-03-31
CIK 95552

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)
                   For the Fiscal Year Ended December 31, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                                (NO FEE REQUIRED)

            For the transition period from ___________ to ___________

                           COMMISSION FILE NO. 1-6615

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          CALIFORNIA                                         95-2594729
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

7800 WOODLEY AVENUE, VAN NUYS, CALIFORNIA                    91406
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code    (818) 781-4973

Securities registered pursuant to Section 12(b) of the Act:

                          COMMON STOCK, PAR VALUE $0.50

                    REGISTERED ON THE NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. / /

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No
                                     ---    ---

     29,599,974 shares of common stock were outstanding as of March 13, 1995.

     Aggregate market value of voting stock held by nonaffiliates of registrant was $599,224,054 on March 13, 1995.

     The following documents are incorporated by reference and made a part of the Form 10-K:

     1. Registrant's 1994 Annual Report to Shareholders (Parts I, II and IV)

     2. Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held May 19, 1995 (Part III)


                        Listing of Exhibits - Pages 19-21

                                     PART I

                                ITEM 1. BUSINESS

                         GENERAL DEVELOPMENT OF BUSINESS

     Superior Industries International, Inc.'s (the "Company" or the "Registrant") principal business is the design and manufacture of cast aluminum road wheels for original equipment manufacturers (OEMs). It also designs a variety of products for the automotive aftermarket, including custom road wheels and accessories. The Registrant was initially incorporated in Delaware in 1969 and reincorporated in California in 1994 as the successor to three businesses founded by Louis L. Borick, which had been engaged in the design, manufacture and sale of automotive accessories and related products since 1957.

     Recent developments in the Company's business are described in the Company's 1994 Annual Report to Shareholders ("Annual Report") which is incorporated herein by reference.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company manages its business on an integrated one-segment basis. Information relating thereto has been included in Note 8 of "Notes to Consolidated Financial Statements" in the Annual Report which is incorporated herein by reference.

                        NARRATIVE DESCRIPTION OF BUSINESS

                               Principal Products

     The Registrant's products are divided into two categories:

     1. OEM - Cast Aluminum Road Wheels (91.4 percent of net sales)

     2. Aftermarket - Custom Road Wheels and Automotive Accessories (8.6 percent of net sales)

     The Company's net sales for these product lines for 1994, 1993 and 1992 are included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Annual Report which is incorporated herein by reference.

                         OEM - Cast Aluminum Road Wheels

     The Company's entry into the OEM road wheel business in 1973 resulted from its successful development of manufacturing technology, quality control and quality assurance techniques which enabled it to satisfy the quality and volume requirements of the OEM market. The Company's OEM cast aluminum road wheels are sold to The Ford Motor Company ("Ford"), General Motors Corporation ("General Motors"), Chrysler de Mexico, several Japanese manufacturers, including Toyota Motor Corporation ("Toyota"), Mazda Motor Corporation ("Mazda"), Nissan Motor Corporation Ltd. ("Nissan"), Fuji Heavy Industries, Ltd. ("Subaru"), and Isuzu Motors Limited ("Isuzu"), and two European automotive manufacturers, Bayerische Motoren Werke ("BMW") and Jaguar Cars Ltd. ("Jaguar") for factory installation as optional or standard equipment on selected vehicle models. As discussed below, there are several advantages to manufacturers, dealers and consumers by installing cast aluminum wheels which help promote this product's success. Consolidated net sales in 1994, 1993, and 1992 were to principally two major automotive manufacturers (Ford and General Motors) for use on 138, 128 and 114 different models, respectively.

     During the past twenty-one years the Company has provided cast aluminum road wheels to Ford, General Motors, Chrysler and, beginning in 1989, Japanese auto manufacturers for an increasing number of vehicle models, from eight models in 1980 to 148 currently. It has been the Company's experience that once the manufacturer has ordered the Company's cast aluminum wheels for use on a particular year's model, the Company's wheel will be included in that model's production in later years as well. In addition, the number of vehicle models on which the Company's aluminum wheels are standard equipment has increased from none in 1980 to 46 in 1994.

     Demand for OEM cast aluminum wheels such as those manufactured by the Company has been increasing. Ward's Automotive, an industry publication, reports that the installation rate of such wheels for domestic cars rose from approximately 4 percent in 1980 to 29 percent for the 1989 model year to over 42 percent for the 1994 model year. Aluminum road wheel installation rates for domestic light trucks and utility vehicles jumped from approximately 15 percent for the 1989 model year to almost 43 percent for the 1994 model year. This growth in aluminum wheel installation rates has taken place while the automotive market has been cyclical.

     The Company believes that the increased use of cast aluminum wheels on domestic vehicles is due to several factors. The aesthetic appeal of cast aluminum wheels has fueled customer demand. Aluminum wheels typically weigh less than conventional steel wheels and this weight savings contributes to increasing the vehicle's fuel efficiency. Because the federal government requires each domestic manufacturer's total annual production to meet certain minimum fuel efficiency levels referred to as "CAFE" (Corporate Average Fuel Economy), the Company's customers have sought to meet these levels in part by reducing the weight of their vehicles. The installation of cast aluminum wheels achieves this objective. Manufacturers and dealers also benefit from the installation of aluminum wheels on their models because of higher profit margins. Aluminum wheels contribute to the road handling ability and ride of a vehicle because of the weight savings to critical suspension areas and because of the greater precision achieved in manufacturing aluminum wheels over conventional steel wheels.

     With approximately 88 percent of the Company's 1994 sales made to Ford and General Motors, the Company is dependent on these two significant customers. The Company does not believe this represents a material risk due to the following factors. First, in 1993 the Company was awarded a new five-year contract with Ford. The contract, which expires in 1998, replaces the previous contract and covers passenger cars, light trucks and utility vehicles. This relationship should result in the Company continuing to be Ford's primary aluminum wheel supplier. Second, certain contracts are in place with General Motors which guarantee the Company a significant portion of its overall aluminum wheel requirements. Additionally, the Company has proven its ability to be a consistently low-cost producer of quality aluminum wheels with the capability of quickly expanding production capacity to meet increasing customer sales demands. This has been evidenced not only through the Company's rapid plant expansion program, but also through the Company's demonstrated ability to meet frequent customer requests to absorb additional capacity requirements. The Company strives to continually enhance its relationships with its customers through continuous improvement programs. These factors have resulted in the Company's market share expanding to over 40 percent of the domestic aluminum road wheel market. Moreover, the Company ships over 100 different wheel models to Ford and General Motors indicating the broad usage of the Company's wheels throughout both OEM customers' product lines. Finally, both Ford and General Motors continue to rank the Company as their highest rated supplier of cast aluminum road wheels.

     The Company's long-term strategy involves broadening both its domestic and international OEM customer base and expanding its product lines into complementary areas which will utilize the Company's manufacturing expertise. The Company has embarked on a strategy to develop and penetrate three new international markets: Japan, Europe and Latin America as well as related transplant operations (foreign OEMs with manufacturing facilities in the United States).

     The Company's first step towards achieving this goal was to explore and develop relationships with Japanese OEMs. In pursuit of this objective, during 1989 the Company announced it had, in conjunction with Topy Industries, Limited ("Topy"), Japan's largest wheel manufacturer, obtained its first order with a Japanese OEM from Mazda. In 1990, the Company further penetrated this market by receiving a contract from Toyota. Also in 1990, the Company increased its marketing efforts into this area by forming a joint-venture with Topy. The joint-venture, named Topy-Superior Limited ("TSL"), markets and sells wheels made by the Company to Japanese OEM customers both in Japan and the United States. Since inception the Company, through TSL, has received many new contracts to manufacture wheels for domestic Japanese OEMs as well as for three transplant operations. In total, TSL has contracts with five Japanese OEM customers. This venture is one key step forward in the Company's international marketing efforts and the Company expects continued sales growth from this venture.

     A second step in the Company's international marketing efforts was achieved in 1994 as the Company successfully entered the European marketplace by obtaining two new customers. The Company was awarded a multi-year contract by Jaguar to supply wheels beginning with the 1995 model year. The wheels are manufactured in the United States and exported to the United Kingdom. This contract represents the Company's first relationship with a European automotive manufacturer. In addition, the Company received its second contract with a European based manufacturer, BMW, to supply wheels for the new BMW roadster convertible. Shipments are slated to begin June 1995 to BMW's new plant in Spartanburg, South Carolina.

     Further in pursuit of developing its ties to the European market, the Company announced, subsequent to year-end, the signing of a memorandum of understanding for a 50-50 joint-venture with German based Otto Fuchs Metallwerke ("Otto Fuchs") to establish a European manufacturing presence. The facility, which the Company anticipates locating in Hungary, a country with low labor and production costs and a highly skilled labor force, will establish the Company's commitment toward entering the European market. The facility will be located in close proximity to large European OEMs and bring new wheel making technology to the Company for use in European and U.S. markets.

     Development of the Company's initial Latin American program commenced during 1994 with the first shipments from the Company's Chihuahua, Mexico plant. Relative to this market the Company received orders from Ford and GM and renewed its relationship with Chrysler by receiving orders to produce two wheel models from Chrysler de Mexico for the 1995 and 1996 model years. The wheels are produced at the Chihuahua, Mexico facility for installation on Mexican-manufactured cars built for the

Mexican market and for direct export back to the U.S. Prior to the devaluation of the Mexican Peso (see "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section of the Annual Report which is incorporated herein by reference) the Mexican market was growing rapidly and major automotive manufacturers were increasing production and adding capacity. Subsequent to the devaluation, this expansion activity in the domestic Mexican automotive industry has slowed. However, management still views the long-term prospects of this market positively and, moreover, has held discussions with OEMs regarding new and expanded export activities from this facility.

     While these non-domestic contracts are small in relation to domestic original equipment contracts, they are nonetheless significant for the growth of the Company by geographically diversifying and expanding its global presence. The Company will continue to focus its efforts on these new global markets as these become the fastest growing segments of its business.

     In 1994, in response to the steadily growing popularity of chrome-plated cast aluminum wheels and to provide capacity for several new customer orders, the Company completed construction of a new chrome-plating wheel facility. The Company is the only aluminum wheel manufacturer to provide this in-house capability and the plant is the largest of its kind in the world. This facility is now ramping-up production and in the qualifying phase. The plant represents the Company's commitment toward diversifying into new product lines complementary to its core business (See also "Manufacturing").

                                   Aftermarket

     The automotive aftermarket consists of products sold to vehicle owners as replacements for, or additions to, OEM equipment to enhance the comfort, safety, style, design and performance of vehicles such as passenger cars, pick-up trucks, vans, recreational and off-road vehicles, light motor homes and boat trailers. The Company designs and manufactures 62 different product lines including 3,000 part numbers of custom steel, aluminum and chrome-plated steel and aluminum road wheels and accessories, including steering wheel covers, lighting products, suspension and other accessories for this market. The Company's Sport Grip(R) steering wheel covers have been highly successful over the years and have achieved national recognition. In 1994 the Company announced it had received its largest single order for Sport Grip(R) valued at $1.4 million.

     Since 1990, aftermarket net sales, excluding the impact of the August, 1993 divestiture of the Canadian aftermarket mirror and light business, which marketed products under the trade name "Do-Ray", have experienced a compounded
8.6 percent growth rate. This increase has been achieved as a result of continued growth in the roadwheel product lines, specifically, stylized aluminum and chrome-plated aluminum wheels sold under the "Streetwear" trade name. The success of the "Streetwear" line of wheels, which experienced sales gains approaching 50 percent in 1994, reflects the Company's strategy with regard to growing this product line. Generally, this approach entails the identification of strategic geographic markets throughout the United States and the development of key alliances with distributors who maintain extensive lines of distribution within those markets. Simultaneously, new styles of aluminum and chrome-plated aluminum wheels with mass market appeal were successfully developed and introduced to the product line. Strong consumer response to new wheel styles has spurred further development of new wheel programs. The Company expects continued growth in this product line as new wheels are developed and introduced to our existing distributor base.

     In 1993 and 1994 the general line of aftermarket accessories has experienced modest sales increases as a result of a stronger economy and new product introductions. In spite of improvement in overall shipping levels, the aftermarket general accessories line continues to be negatively impacted by ongoing retail market contraction and intensive market competition. The trend of manufacturers to incorporate more accessories as original equipment when vehicles are sold has also impacted this business. Through new product introductions, cost cutting programs and effective asset management, the Company has significantly improved profitability in this area of business.

     The Company is a major aftermarket road wheel and accessory supplier to companies with multiple retail outlets such as Autozone, Pep Boys, Canadian Tire, Wal-Mart, Northern Automotive (Schuck's, Checker, Kragen), Western Auto, Paccar Automotive Inc. (formerly General Automotive/Grand Auto), NAPA and WSR Corp. (Whitlock, Strauss, Roses). The Company also supplies major tire distributors such as Les Schwab, Interstate Tire Corp., Belle Tire, and other wheel and performance distributors.

                                Manufacturing

     The Company believes that its ability to efficiently process raw materials into finished goods has enhanced its competitive position as a manufacturer of OEM products. The Company's manufacturing capabilities also enable it to manufacture and assemble many of the products it sells in the aftermarket.

     The manufacture of cast aluminum wheels, in which aluminum ingot is melted, cast, de-sprued, heat treated, painted or chrome-plated, machined, clearcoated and packaged, is performed entirely at the Company's facilities. The Company employs low-pressure casting, a process which the Company believes is the most efficient process for high volume, high quality aluminum wheels.

     The Company operates six OEM manufacturing facilities. The facilities, located in Fayetteville and Rogers, Arkansas, Van Nuys, California, Pittsburg, Kansas, Johnson City, Tennessee and Chihuahua, Chihuahua, Mexico are recognized by the Company's customers as "world class" manufacturing plants utilizing state-of-the-art processes and equipment. Five of the facilities have been constructed and brought on-line over the past eight years beginning with Fayetteville in 1986 (with subsequent expansion in 1993 and 1994), Rogers in 1988, Pittsburg in 1991, Johnson City in 1992 and Chihuahua in 1994. Chihuahua began shipping wheels in the beginning of the third quarter of 1994.

     To provide additional capacity to meet growing customer demand for cast aluminum road wheels, the Company has undertaken several aggressive expansion programs. First, the previously announced first phase expansion of the Fayetteville OEM wheel facility was completed and began shipping wheels in the fourth quarter of 1993 (bringing the capacity from 1.2 million wheels per year to 2.7 million wheels per year). Simultaneously, the Company accelerated the second phase of the Fayetteville expansion which will bring ultimate plant capacity to over 3.5 million wheels per year making it the world's largest cast aluminum wheel plant. The second phase of expansion is scheduled for completion during 1995.

     Matching the Company's long-term strategy of penetrating the Latin American market, the Company completed construction of the first phase of its OEM wheel facility in Chihuahua, Mexico. The second phase of construction is currently underway and is scheduled for completion during 1995. The plant will ultimately have the capacity to ship 1.2 million wheels per year.

     Entry into the European market, through the aforementioned joint-venture with Otto Fuchs, will be facilitated through the construction of a two million wheel per year aluminum wheel facility located in Hungary. Site selection for this new facility is currently underway. The manufacturing process will take advantage of a new forging technology developed by Otto Fuchs to forge lighter weight aluminum wheels. This will be supplemented with Superior's own light weight low pressure process. The joint-venture expects to begin shipping wheels sometime in late 1996. The cost of the facility will be approximately $50 million and will be funded equally by both parties.

     Combined with existing production capabilities, these new and expanded facilities will bring Company-wide North American production capacity to over 12 million wheels annually.

     In response to the aforementioned growing popularity of chrome-plated cast aluminum wheels, and as a result of the Company's successful development of the chrome-plating process, the Company in 1994 completed construction of a new state-of-the-art chrome-plating facility primarily to service the OEM market. The facility is located adjacent to the Company's Fayetteville, Arkansas wheel plant and is slated to ultimately chrome-plate over 1.5 million wheels annually. This facility is currently in a start-up mode and initial shipments are scheduled to commence in the second quarter of 1995. With the completion of this facility, the Company will become the only world-wide manufacturer of cast aluminum wheels with the capability of state-of-the-art chrome-plating.

     The Company maintains a high level of quality assurance in the manufacture of its products and has built and maintained a reputation as a supplier of high quality aluminum road wheels. This reputation is maintained by day-to-day product, process and systems audits. In addition, Company-wide continuous improvement programs are employed to ensure competitive leadership in all facets of the Company's business. The Company's facilities and processes are subject to continual technical and quality review by the OEM engineering, quality and purchasing departments. To maintain its position as a "world class" OEM supplier and ensure all products and underlying services meet and exceed customer expectations the Company utilizes a Total Quality Management ("TQM") system. Optimal process performance at the lowest cost is significantly enhanced by the use of advanced statistical analysis, such as design of experiments and loss function analysis. Quality Functional Deployment ("QFD") and Quality Operating Systems ("QOS") are elements in place that provide management with a summary of key measurables to monitor operations and to identify and promote continuous improvement throughout the organization.

     As a result of the Company's quality, management and employee efforts, the Company was the first and one of only two wheel suppliers in the world to earn General Motors' highest quality "Mark of Excellence" award for excellence in all five categories (Quality, Cost, Delivery, Technology and Management). Ford has awarded all of the Company's domestic OEM facilities producing Ford wheels with the prestigious "Q1" quality rating.

     Moreover, in 1994 the Company was named by General Motors as one of the elite 171 suppliers selected from a total of 30,000 companies recognized as Worldwide Suppliers of the Year 1993. The award reflects the Company's ability to exceed specific performance standards established by GM relative to quality, service and price.

                                    Marketing

     The Company's domestic OEM sales activities are supported by a Detroit-based representative firm and managed by an internal marketing and sales organization. Sales activities in Europe are also supported by sales representative organizations. Sales activities for Mexico are managed internally. In addition, the Company's joint-venture with Topy maintains an office in Japan which adds local support to the Company's Japanese customers. The Company believes that it has maintained its long-standing relationships with OEMs on the basis of quality production with timely deliveries in accordance with OEM requirements, timely response to customer needs and competitive pricing.

     A large proportion of the Company's aftermarket sales are made through eighteen independent manufacturers' representative organizations throughout North America. These representative organizations solicit orders from catalog houses, department and auto accessory stores and chain stores. These manufacturers' representatives are also supported by the Company's internal marketing and sales organization.

     In 1994, the Company had approximately 500 aftermarket accounts operating through thousands of retail outlets. The Company's ten largest customers in 1994 accounted for approximately 70 percent of aftermarket sales.

                                Net Sales Backlog

     The Company receives OEM tooling purchase orders to produce multi-year requirements for cast aluminum road wheels. These purchase orders are for vehicle model programs that can last three to five years. The Company manufactures and ships based on customer firm releases, normally provided on a weekly basis, which can vary due to cyclical automobile production.

     Customer orders for aftermarket products are normally shipped within ten days of receipt. As of December 31, 1994 and 1993, the company had no significant backlog of such orders.

                               Seasonal Variations

     The automotive industry is cyclical and varies based on the timing of consumer purchases of vehicles and general economic conditions. Production schedules can vary significantly from quarter to quarter to meet customer scheduling demands. During the past few years, there has been no significant consistent seasonal variation.

                                    Suppliers

     The Company purchases substantial quantities of aluminum ingot for the manufacture of its cast aluminum road wheels. These purchases accounted for approximately 79 percent of the Company's total material requirements during 1994. The majority of the Company's requirements are met through purchase orders with several major domestic aluminum producers. Generally, the orders are fixed as to minimum and maximum quantities of aluminum which the producers must supply during the term of the orders, which is typically one-to-two years. The Company was able to successfully secure aluminum commitments from its primary suppliers at the beginning of 1994 to meet its production requirements. For 1995, the

Company has procured contracts to meet its estimated aluminum ingot requirements for the full year and has contracted for a portion of its 1996 requirements as well.

     The aluminum market over the past several years has been extremely volatile. During 1994, a memorandum of understanding was developed among worldwide producers to curtail the production and the supply of aluminum which resulted in increased aluminum prices throughout the year.

     The Company obtains its requirements for other materials through numerous suppliers with whom it has established trade relations. In instances where outside suppliers produce components for the Company's products, the Company normally owns the tools and dies located in the supplier's facilities, or has the right to purchase such items.

                        Patents And Licensing Agreements

     The Company currently holds patents for 20 of its inventions and has six other patents pending. While the Company has a policy of applying for patents if and when it develops new products or processes, it believes that its success is dependent upon its manufacturing and engineering skills and the quality and market acceptance of its products, rather than upon its ability to obtain and defend patents.

     The Company is currently licensed to use five patents owned by other persons. Most of these licenses are for the duration of the patent and are exclusive for the United States.

                            Research And Development

     The Company's policy is to continuously review, improve and develop engineering capabilities so that advance compliance with customer requirements are met in the most efficient and cost effective manner available. The Company strives to achieve this objective by attracting and retaining top engineering talent and by maintaining the latest state-of-the-art computer technology to support engineering development. Further in pursuit of this objective and to enhance customer relationships, the Company will expand its engineering presence in Detroit by staffing an engineering center located near OEMs.

     The Company utilizes computer-aided design, computer-aided engineering and computer-aided manufacturing (CAD/CAE/CAM) in the design of a wheel, finite element analysis to identify potential design problems prior to manufacturing and three dimensional prototyping for styling evaluation. Additionally, in 1994 the Company added fluid flow and thermal analysis capabilities to aid in molds and casting cycles at both its engineering centers in Van Nuys, California and Fayetteville, Arkansas. By continuously improving its engineering capabilities, the Company is able to reduce the time required to develop a wheel and identify cost saving technologies which can be shared with customers.

     As part of the Company's on-going continuous improvement programs, manufacturing technologies and processes are continually challenged, refined, and enhanced to ensure the Company maintains its position as the low cost and highest quality manufacturer of cast aluminum wheels.

     Development of the Company's patented helium leak testing device for aluminum wheels has been an important breakthrough in the Company's ongoing effort to provide the most efficient manufacturing processes and methods. These machines, which detect microscopic leaks at a rapid rate, are currently utilized in several of the Company's facilities. The Company is continuing to develop new and more advanced technologies in this field. In this regard, the Company has recently released the newest and most advanced model of the helium leak test machines to date, the HLT-4000. Through its wholly-owned subsidiary, Superior Engineered Technologies, Inc., the Company has begun to market this technology and has made shipments of helium leak test machines to other companies since 1993.

     Further evidencing the Company's commitment towards diversifying its product lines and maintaining a leadership position in new technologies, the Company entered into an agreement with Aluminum Company of America ("Alcoa") to determine the economic and technical feasibility of developing a new line of cast aluminum wheels for commercial trucks and buses in the class 3 through 8 range. Class 3 through 8 vehicles include small or medium size wholesale and retail delivery trucks, airport-type courtesy vans, motor homes, buses and heavy duty over-the-road tractor trailer rigs. Under the terms of the agreement, the Company manages the project at its Van Nuys, California manufacturing facility utilizing technical specifications developed by Alcoa. Successful completion of this venture, which is currently in the testing state and has yielded very positive results, may lead to a joint-venture under which the Company would manufacture wheels marketed under the Alcoa name through Alcoa's existing Wheel Division sales organization. The joint development project could serve as a basis for the Company to expand its technology to develop other cast aluminum parts.

     The Company is a partner in a joint-venture under the name "Astechnology", with Alumax, Inc. ("Alumax") to develop semi-solid metal technology. The venture is continuing to evaluate the viability of this technology and its feasibility for aluminum wheels and other applications. Whether or not this new technology or the Alcoa development project prove to be commercially viable, the Company is committed to maintaining its leadership position in technology, research and development activities.

     Through joint-ventures and development projects, technological advances, new processes and expanded engineering capabilities, the Company is positioning itself to become a full spectrum manufacturer of aluminum wheels as well as other aluminum products.

     The Company is currently engaged in 40 engineering programs for the development of OEM wheels for future model years, including several wheel models for Japanese, Latin American and European OEM manufacturers, including 11 engineering programs for the development of chrome-plated aluminum wheels.

     Reference is made to Note 1 of "Notes to Consolidated Financial Statements" in the Annual Report which is incorporated herein by reference for a summary of research and development costs over the past three years.

                              Government Regulation

     Safety standards in the manufacture of vehicles and automotive equipment have been established under the National Traffic and Motor Vehicle Safety Act of 1966. The Company believes that it is in compliance with all federal standards currently applicable to OEM suppliers and to automotive aftermarket manufacturers and products.

                             Environmental Controls

     The Company's manufacturing facilities are subject to solid waste, water and air pollution control standards mandated by federal, state and local laws. Violators of these laws are subject to fines and in extreme cases plant closure. Although from time to time the Company has paid fines arising out of asserted violations of these standards, no such fines have been material in nature. The Company believes it is substantially in compliance with all standards presently applicable. Compliance with environmental regulations has necessitated changes in processes and equipment upgrades and may in certain instances require the acquisition of "trading credits". The annual cost of environmental compliance is approximately $500,000 and the Company anticipates spending no more than $1,000,000 relating to domestic capital expenditures for environmental equipment over the next two years. The Company will continue on an on-going basis to modify its processes in order to maintain compliance with federal, state and local laws. See Item 3. "Legal Proceedings" for information concerning the Company's involvement with certain United States Environmental Protection Agency activities.

                               Liability Insurance

     The Company's liability insurance coverage (including product liability insurance coverage) for events occurring on and after June 30, 1986 is at substantially reduced amounts. The reduction in insurance coverage resulted from a general decline in the availability of insurance at reasonable premium costs. This development reflected the current state of insurance markets and impacted most major U.S. corporations. The Company has never settled claims for amounts in excess of the reduced level of coverage now in effect.

                                   Competition

     The business sectors in each of the Company's product areas are highly competitive. The Company is the world's largest supplier of cast aluminum road wheels for OEM installations and the Company believes it holds over 40 percent of the domestic market for cast aluminum road wheels for automotive installation. Since 1980 the demand for OEM cast aluminum road wheels has grown from approximately four percent of vehicle installations to almost 40 percent. The Company anticipated this eventuality and developed new state-of-the-art "world class" manufacturing facilities located centrally to OEM production plants. The Company believes that as a result it has become very competitive both in terms of cost and quality. The Company's primary competitor in the North American market is Hayes Wheels International, Inc.

     In the aftermarket business intense market competition has been heightened by ongoing market contraction of major retailers and the presence of more products manufactured outside the United States. In order to retain valued customers, the Company has had to provide greater sales allowances to its customers and has been generally unable to pass along timely and matching selling price increases. These factors in the past have contributed to diminished margins in the aftermarket business. Through the aforementioned new product introductions and restructuring in the Company's aftermarket business, margins have been experiencing improvement since 1991.

                                    Employees

     As of December 31, 1994, the Company had approximately 4,500 full-time employees. At the present time approximately 100 employees at the Company's Tijuana, Mexico maquiladora, which polishes wheels for aftermarket applications, are covered by collective bargaining agreements.

     In March 1995 the International Union, United Automotive, Aerospace & Agricultural Implement Workers of American (the "UAW") filed a representation petition with the National Labor Relations Board ("NLRB") seeking an election among the production, maintenance and warehouse workers at the Company's Johnson City, Tennessee production facility. The employees will be given the opportunity to vote by secret ballot election for or against UAW representation. In 1994, the employees of the Johnson City plant voted against representation by the same union.

                               ITEM 2. PROPERTIES

     The Company maintains and operates 11 facilities (including a closed facility in Oskaloosa, Iowa) located in Arkansas, California, Iowa, Kansas, Tennessee, Puerto Rico, and Baja and Chihuahua, Mexico. The facilities encompass manufacturing, warehouse and office space in 17 buildings with approximately 2.2 million square feet. Six of the buildings are owned by the Company, with the remainder operated under lease agreements expiring at various dates through 2063.

     The Company's corporate offices, manufacturing and warehousing facilities located in Van Nuys, California are subleased from Louis L. Borick, its President and Chairman of the Board, and Juanita A. Borick. The Company also leases additional plant and warehousing facilities in Van Nuys, California from Keswick Properties, owned jointly by Steven J. Borick, a director of the Company, and two other of Mr. Louis L. Borick's children and the Borick Building Corporation, a company wholly-owned by Louis L. Borick and Juanita A. Borick. The Company believes that the terms of the aforementioned leases are no less favorable than those which it could obtain from an unaffiliated party on similar property with comparable facilities in the vicinity.

     In general, the facilities are in good operating condition, have been designed and constructed for their specific use, and are adequate to meet the productive capacity requirements of each plant. Because of increasing customer demand, the Company has several plants undergoing expansion in order to help it meet future customer orders. (See also "Manufacturing.")

     Additionally, reference is made to Notes 3 and 10 of the "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" section of the Annual Report which are incorporated herein by reference.

                            ITEM 3. LEGAL PROCEEDINGS

     The Company has been notified by the United States Environmental Protection Agency (EPA), that the Company is considered a potentially responsible party
(PRP) for costs to clean up the Operating Industries, Inc. (OII) site because of deposits, which were permitted and approved by appropriate regulatory agencies when made, at the site located in Monterey Park, California. The total costs to clean up the site cannot be determined but the EPA has informed all PRP's that such costs may exceed $500 million. The PRP's are jointly and severally liable although it is possible, but there is no guarantee, that the EPA will accept contribution according to the severity of the deposits made. The Company's insurance carriers have been placed on notice and their insurance policies are currently under review to determine whether the Company's liability is covered by insurance. To date, by private agreement with the other settling defendants, the Company has paid $482,567 to settle its liability under the first three phases of clean-up. Based on facts now known to the Company, including the low level of participation claimed against the Company by the EPA and based on the number and financial strength of Companies with greater participation in the cleanup activities, management believes sufficient reserves have been established to cover the Company's ultimate financial exposure.

                      (This space intentionally left blank)

                        ITEM 4. SUBMISSION OF MATTERS TO
                           A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 1994 to a vote of security holders through the solicitation of proxies or otherwise.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information regarding executive officers of the Company who are not directors. Information regarding executive officers who are directors is contained in the Company's Proxy Statement issued in connection with its Annual Meeting of Stockholders scheduled to be held on May 19, 1995 which is incorporated herein by reference (1995 Proxy Statement). All executive officers are appointed annually by the Board of Directors and serve one-year terms. Also see "Employment Agreements" in the Company's 1995 Proxy Statement.

     Name                     Age             Position
     ----                     ---             --------
Charles E. Barrantes          42       Corporate Controller and Secretary
Joseph T. D'Amico             65       Vice President, Materiel
Michael D. Dryden             57       Vice President, International
                                         Business Development
Ronald F. Escue               49       Vice President, General Manager -
                                         Aftermarket Wheel Division
James M. Ferguson             46       Vice President, OEM Marketing Group
Morris Herstein               67       Vice President, Services
John Knott                    54       Vice President, Manufacturing
Henry C. Maldini              60       Vice President, Engineering
Delbert J. Schmitz            62       Vice President, Aftermarket Marketing


Charles E. Barrantes

     Mr. Barrantes, a certified public accountant, joined the Company in January 1991 as Corporate Controller and is the chief accounting officer. In May 1991, he was appointed Corporate Secretary of the Company. Mr. Barrantes was an independent financial consultant from June 1990 until January 1991 and Vice President, Finance for MICA Resources Ltd. from January 1989 until May 1990. From May 1977 until January 1989, Mr. Barrantes was employed by the international accounting firm of Arthur Andersen & Co. where he was promoted to audit manager in 1982.

Joseph T. D'Amico

     Mr. D'Amico joined Superior in 1981 as Director of Materiel. In 1984, he was promoted to Vice President, Materiel. He is responsible for domestic and international purchasing, raw materials and finished goods inventories, warehousing, receiving, distribution, traffic and material control.

Michael D. Dryden

     Mr. Dryden joined Superior in March 1990 as Vice President, International Business Development to assist Mr. Ferguson in the sales and marketing of products to international original equipment manufacturers. For the prior five years, he served as the Director of Business Development, Asia-Pacific for Kelsey Hayes Company, Aluminum Wheel Group.

Ronald F. Escue

     Mr. Escue became Vice President, Aftermarket Sales in January 1987 and he was promoted to Vice President, General Manager - Aftermarket Wheel division in January 1995. He is responsible for the Company's aftermarket wheel division including, nationwide sales, marketing and manufacturing activities. He joined Superior in September 1975.

James M. Ferguson

     Mr. Ferguson joined Superior in 1977 as an OEM Sales Engineer and became an officer in 1984 and was promoted in 1990 to Vice President, OEM Marketing Group. He is responsible for assisting Mr. Raymond C. Brown, Senior Vice President, in directing the sales and marketing of products for national and international original equipment manufacturers.

Morris Herstein

     Mr. Herstein, Vice President, Services, has held this position since 1957, and is responsible for Superior's industrial relations and safety programs. His brother-in-law, Louis L. Borick, is Superior's President and Chairman of the Board of Directors.

John L. Knott

     Mr. Knott joined Superior in 1995 as Vice President, Manufacturing. Before coming to Superior, Mr. Knott was Vice President and General Manager of the Norris Defense Unit of NI Industries.

Henry C. Maldini

     Mr. Maldini was appointed Vice President, Engineering in June 1986. Previously he was Assistant Vice President, Engineering for the Company. He joined the Company in 1975.

Delbert J. Schmitz

     Mr. Schmitz was appointed Vice President, Aftermarket Marketing in January 1987 and is responsible for the marketing and sales of the Company's entire line of aftermarket accessories. Mr. Schmitz was employed as Vice President, Sales from 1972 until January 1987.

                                     PART II

                         ITEM 5. MARKET FOR REGISTRANT'S
                             SECURITIES AND RELATED
                               STOCKHOLDER MATTERS

     Reference is made to the "Quarterly Common Stock Price Information," "Financial Highlights", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 to "Notes to Consolidated Financial Statements" sections of the Annual Report which are incorporated herein by reference.

                         ITEM 6. SELECTED FINANCIAL DATA

     Reference is made to the "Financial Highlights" section of the Annual Report which is incorporated herein by reference.

                       ITEM 7. MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Annual Report which is incorporated herein by reference.

                          ITEM 8. FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

     Reference is made to the "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" sections of the Annual Report which is incorporated herein by reference.

                    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
                            ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

         None

                      (This space intentionally left blank)

                                    PART III

                    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
                                OF THE REGISTRANT

     Reference is made to Item 4. "Executive Officers of the Registrant" and the Company's 1995 Proxy Statement which is incorporated herein by reference.

                         ITEM 11. EXECUTIVE COMPENSATION

     Reference is made to the Company's 1995 Proxy Statement which is incorporated herein by reference.

                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the Company's 1995 Proxy Statement which is incorporated herein by reference.

                       ITEM 13. CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

     Reference is made to the Company's 1995 Proxy Statement which is incorporated herein by reference.

                      (This space intentionally left blank)

                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report:

(a)1.    Financial Statements

         The following financial statements of the Registrant, together with the Report of Independent Public Accountants, are included in the Annual Report, which is incorporated herein by reference, and filed herewith as part of this report:

         (1)  Report of Independent Public Accountants

         (2) Consolidated Statements of Income for each of the three years in the period ended December 31, 1994

         (3)  Consolidated Balance Sheets as of December 31, 1994 and 1993

         (4) Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1994

         (5) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1994

         (6)  Notes to Consolidated Financial Statements

   2.    Supplemental Financial Statement Schedules

         The following report and schedule appear on pages 22-23 of this report:

         (1)  Report of Independent Public Accountants on Supplemental Schedule

         (2)  Schedule II, Valuation and Qualifying Accounts

         Schedules other than those listed above have been omitted because the required information is shown in the consolidated financial statements or in the notes thereto, or the amounts involved are not significant or the required matter is not applicable.

                      (This space intentionally left blank)

3.      Exhibits

3.1     Articles of Incorporation of the Registrant.

3.2     By-Laws of the Registrant.

9.1 Voting Trust Agreement (Incorporated by reference to Exhibit 9.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1985.)

9.2 First Amendment to the Voting Trust Agreement (Incorporated by reference to Exhibit 9.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.)

9.3 Second Amendment to the Voting Trust Agreement (Incorporated by reference to Exhibit 9.1 to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1992.)

10.2 Lease dated March 2, 1976 between the Registrant and Louis L. Borick filed on Form 8-K dated May, 1976 (Incorporated by reference to Exhibit
        10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1983.)

10.9 Incentive Stock Option Plan and Third Amendment of Non-Qualified Stock Option Plan of the Registrant (Incorporated by reference to the Registrant's 1984 Proxy Statement.)

10.11 Lease Agreement dated December 18, 1970 and amendments dated November 30, 1974 and April 20, 1981 between Borick Building Corporation and Registrant (Incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1983.)

10.15 Employment Agreement dated January 1, 1992 between Louis L. Borick and the Registrant (Incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

10.16 Employment Agreement dated January 1, 1987 between Raymond C. Brown and the Registrant (Incorporated by reference to Exhibit 10.16 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1986.)

10.17 Employment Agreement dated January 1, 1987 between R. Jeffrey Ornstein and the Registrant (Incorporated by reference to Exhibit 10.17 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1986.)

10.19 Lease and Addenda thereto dated December 19, 1987 between Steven J. Borick, Linda S. Borick and Robert A. Borick as tenants in common, d.b.a. Keswick Properties, and the Registrant (Incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.)

10.20 Supplemental Executive Retirement Plan of the Registrant (Incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.)

10.21 $15 million Note Agreement dated as of July 15, 1988 between Teachers Insurance Annuity Association of America and the Registrant (Incorporated by Reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

10.23 Employment Agreement dated January 1, 1989 between Iftikhar H. Kazmi and the Registrant (Incorporated by Reference to Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

10.24   1988 Stock Option Plan of the Registrant (Incorporated by Reference to
        Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

10.25 Amendment dated December 12, 1988 to Employment Agreements between the Registrant and each of Raymond C. Brown and R. Jeffrey Ornstein (Incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

10.26 $25 million Note Agreement dated as of September 15, 1989 between Aetna Life Insurance Company, Teachers Insurance Annuity Association of America and the Registrant (Incorporated by Reference to Exhibit 10.25 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.)

10.27 Stock Option Agreement dated February 24, 1989 between the Registrant and Louis L. Borick (Incorporated by reference to Exhibit 28.2 to Registrant's Form S-8 dated November, 1989.)

10.29 Amendment dated June 1, 1990 to Employment Agreement between the Registrant and Iftikhar A. Kazmi (Incorporated by Reference to Exhibit
        10.29 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.)

10.30 Amendment dated January 1, 1991 to Employment agreements between the Registrant and each of Raymond C. Brown and R. Jeffrey Ornstein (Incorporated by Reference to Exhibit 10.29 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.)

10.31 Amendment dated January 23, 1992 to Employment Agreement between the Registrant and Iftikhar A. Kazmi (Incorporated by reference to Exhibit
        10.30 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

10.32 Employment Agreement dated January 1, 1994 between Louis L. Borick and the Registrant (Incorporated by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

10.33   1993 Stock Option Plan of the Registrant (Incorporated by reference to
        Exhibit 28.1 to Registrant's Form S-8 filed June 10, 1993.)

10.34 Amendment to the 1988 Stock Option Plan of the Registrant (Incorporated by reference to Exhibit 10.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

10.35 1991 Non-Employee Director Stock Option Plan (Incorporated by reference to Exhibit 28.1 to Registrant's Form S-8 dated June, 1992.)

10.36 Stock Option Agreement dated March 9, 1993 between Louis L. Borick and the Registrant (Incorporated by Reference to Exhibit 28.2 to Registrant's Form S-8 filed June 10, 1993.)

10.37 Amendment dated December 18, 1993 to Employment agreements between the Registrant and each of Raymond C. Brown, R. Jeffrey Ornstein and Iftikhar H. Kazmi (Incorporated by Reference to Exhibit 10.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

10.38 Stock Option Agreement dated January 4, 1993 between Robert F. Sloane and the Registrant (Incorporated by Reference to Exhibit 28.3 to Registrant's Form S-8 filed June 10, 1993.)

10.39 Chief Executive Officer Annual Incentive Program dated May 9, 1994 between Louis L. Borick and the Registrant.

10.40   Letter dated February 15, 1995 between Iftikhar H. Kazmi and the
        Registrant.

11.1 Computation of earnings per share (see Note 7 of "Notes to Consolidated Financial Statements" in the Annual Report to Shareholders which is incorporated herein by reference.)

13.1    1994 Annual Report to Shareholders

21.1    List of Subsidiaries of the Company

23.1 Consent of Arthur Andersen LLP, Independent Public Accountants for the Registrant

27.1    1994 Financial Data Schedule

1995 Proxy Statement

(b)      Reports of Form 8-K

         No reports on Form 8-K have been filed during the fourth quarter of 1994.

                      (This space intentionally left blank)

        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To Superior Industries International, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Superior Industries International, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 13, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
-----------------------
ARTHUR ANDERSEN LLP

Los Angeles, California
February 13, 1995

            SUPERIOR INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS

BALANCE AT DECEMBER 31, 1991           $ 838,000


ADD (DEDUCT):

             PROVISION                    21,000
             RECOVERIES                   44,000
             ACCOUNTS WRITTEN OFF        (71,000)
                                       ---------

BALANCE AT DECEMBER 31, 1992             832,000


ADD (DEDUCT):

             PROVISION                         -
             RECOVERIES                   13,000
             ACCOUNTS WRITTEN OFF       (276,000)
                                       ---------

BALANCE AT DECEMBER 31, 1993             569,000


ADD (DEDUCT):

             PROVISION                         -
             RECOVERIES                    1,000
             ACCOUNTS WRITTEN OFF        (29,000)
                                       ---------

BALANCE AT DECEMBER 31, 1994           $ 541,000
                                       ---------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     March 24, 1995

                                       SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                                       By /s/ Louis L. Borick
                                         ----------------------------
                                         LOUIS L. BORICK
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                             President,                     March 24, 1995
/s/ Louis L. Borick                     Chairman of the Board
-----------------------------               and Director
 Louis L. Borick                    (Principal Executive Officer)


/s/ R. Jeffrey Ornstein                  Vice President & CFO               March 24, 1995
-----------------------------                and Director
R. Jeffrey Ornstein                  (Principal Financial Officer)


/s/ Charles E. Barrantes                  Corporate Controller              March 24, 1995
-----------------------------                and Secretary
Charles E. Barrantes                   (Principal Accounting Officer)


/s/ Raymond C. Brown                     Senior Vice President              March 24, 1995
-----------------------------                 and Director
Raymond C. Brown

/s/ Sheldon I. Ausman                          Director                     March 24, 1995
-----------------------------
Sheldon I. Ausman

/s/ Steven J. Borick                           Director                     March 24, 1995
-----------------------------
Steven J. Borick

/s/ Philip W. Colburn                          Director                     March 24, 1995
-----------------------------
Philip W. Colburn

/s/ V. Bond Evans                              Director                     March 24, 1995
-----------------------------
V. Bond Evans

/s/ Jack H. Parkinson                          Director                     March 24, 1995
-----------------------------
Jack H. Parkinson

                              SUPERIOR INDUSTRIES

                                 EXHIBIT INDEX

         DESCRIPTIONS

3.1      Articles of Incorporation of the Registrant.

3.2      By-laws of the Registrant.

9.1 Voting Trust Agreement (Incorporated by reference to Exhibit 9.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1985.)

9.2 First Amendment to the Voting Trust Agreement (Incorporated by reference to Exhibit 9.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.)

9.3 Second Amendment to the Voting Trust Agreement (Incorporated by reference to Exhibit 9.1 to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1992.)

10.2 Lease dated March 2, 1976 between the Registrant and Louis L. Borick filed on Form 8-K dated May, 1976 (Incorporated by reference to Exhibit
         10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1983.)

10.9 Incentive Stock Option Plan and Third Amendment of Non-Qualified Stock Option Plan of the Registrant (Incorporated by reference to the Registrant's 1984 Proxy Statement.)

10.11 Lease Agreement dated December 18, 1970 and amendments dated November 30, 1974 and April 20, 1981 between Borick Building Corporation and Registrant (Incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1983.)

10.15 Employment Agreement dated January 1, 1992 between Louis L. Borick and the Registrant (Incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

10.16 Employment Agreement dated January 1, 1987 between Raymond C. Brown and the Registrant (Incorporated by reference to Exhibit 10.16 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1986.)

10.17 Employment Agreement dated January 1, 1987 between R. Jeffrey Ornstein and the Registrant (Incorporated by reference to Exhibit 10.17 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1986.)

10.19 Lease and Addenda thereto dated December 19, 1987 between Steven J. Borick, Linda S. Borick and Robert A. Borick as tenants in common, d.b.a. Keswick Properties, and the Registrant (Incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.)

10.20 Supplemental Executive Retirement Plan of the Registrant (Incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.)

10.21 $15 million Note Agreement dated as of July 15, 1988 between Teachers Insurance Annuity Association of America and the Registrant (Incorporated by Reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

10.23 Employment Agreement dated January 1, 1989 between Iftikhar H. Kazmi and the Registrant (Incorporated by Reference to Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

10.24 1988 Stock Option Plan of the Registrant (Incorporated by Reference to Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

10.25 Amendment dated December 12, 1988 to Employment Agreements between the Registrant and each of Raymond C. Brown and R. Jeffrey Ornstein (Incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.)

10.26 $25 million Note Agreement dated as of September 15, 1989 between Aetna Life Insurance Company, Teachers Insurance Annuity Association of America and the Registrant (Incorporated by Reference to Exhibit 10.25 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.)

10.27 Stock Option Agreement dated February 24, 1989 between the Registrant and Louis L. Borick (Incorporated by reference to Exhibit 28.2 to Registrant's Form S-8 dated November, 1989.)

10.29 Amendment dated June 1, 1990 to Employment Agreement between the Registrant and Iftikhar A. Kazmi (Incorporated by Reference to Exhibit
         10.29 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.)

10.30 Amendment dated January 1, 1991 to Employment Agreements between the Registrant and each of Raymond C. Brown and R. Jeffrey Ornstein (Incorporated by reference to Exhibit 10.29 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.)

10.31 Amendment dated January 23, 1992 to Employment Agreement between the Registrant and Iftikhar A. Kazmi (Incorporated by reference to Exhibit
         10.30 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

10.32 Employment Agreement dated January 1, 1994 between Louis L. Borick and the Registrant (Incorporated by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

10.33    1993 Stock Option Plan of the Registrant (Incorporated by reference to
         Exhibit 28.1 to Registrant's Form S-8 dated June 10, 1993.)

10.34 Amendment to the 1988 Stock Option Plan of Registrant (Incorporated by reference to Exhibit 10.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

10.35 1991 Non-Employee Director Stock Option Plan (Incorporated by reference to Exhibit 28.1 to Registrant's Form S-8 dated June, 1992.)

10.36 Stock Option Agreement dated March 9, 1993 between Louis L. Borick and the Registrant (Incorporated by Reference to Exhibit 28.2 to Registrant's Form S-8 filed June 10, 1993.)

10.37 Amendment dated December 18, 1993 to Employment Agreements between the Registrant and each of Raymond C. Brown, R. Jeffrey Ornstein and Iftikhar H. Kazmi (Incorporated by Reference to Exhibit 10.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

10.38 Stock Option Agreement dated January 4, 1993 between Robert F. Sloane and the Registrant (Incorporated by Reference to Exhibit 28.3 to Registrant's Form S-8 filed June 10, 1993.)

10.39 Chief Executive Officer Annual Incentive Program dated May 9, 1994 between Louis L. Borick and the Registrant.

10.40    Letter dated February 15, 1995 between Iftikhar H. Kazmi and the
         Registrant.

11.1 Computation of earnings per share (see Note 7 of "Notes to Consolidated Financial Statements" in the Annual Report of Shareholders which is incorporated herein by reference.)

13.1     1994 Annual Report to Shareholders.

21.1     List of Subsidiaries of the Company

23.1 Consent of Arthur Andersen LLP, Independent Public Accountants for the Registrant

27.1     1994 Financial Data Schedule