Form 10-Q
period 1995-03-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 1995-05-11
CIK 95552

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    ------------------------------------------------------------------------

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                             _________ TO _________


                         COMMISSION FILE NUMBER 1-6615

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          CALIFORNIA                             95-2594729
 ------------------------------               -----------------
  (STATE OR OTHER JURISDICTION                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

       7800 WOODLEY AVENUE
       VAN NUYS, CALIFORNIA                        91406
- ----------------------------------------     -----------------
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

                    YES     X                            NO
                         -------                            ----------
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

                                             OUTSTANDING AT
         CLASS OF COMMON STOCK                 MAY 2, 1995
         ---------------------               ---------------
            $.50 PAR VALUE                      29,622,724

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                    ---------------------------------------
                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                               MARCH 31,                 DECEMBER 31,
                                                                 1995                        1994
                                                               ---------                 ------------
ASSETS
         CURRENT ASSETS:
                  Cash and equivalents                          $  3,501                   $  5,884
                  Marketable securities, at the
                     lower of cost or market                      14,927                     21,158
                  Receivables, net                               105,687                     81,323
                  Inventories
                     Raw materials                                15,253                     18,210
                     Work in process                              10,884                      8,965
                     Finished goods                               22,010                     17,571
                                                                --------                   --------
                                                                  48,147                     44,746

                  Other current assets                             7,683                      7,660
                                                                --------                   --------
                       Total current assets                      179,945                    160,771
                                                                --------                   --------
         PROPERTY, PLANT AND EQUIPMENT, net                      186,585                    185,853
         OTHER ASSETS                                             10,517                     11,059
                                                                --------                   --------
                                                                $377,047                   $357,683
                                                                ========                   ========


LIABILITIES AND SHAREHOLDERS' EQUITY
         CURRENT LIABILITIES:
                  Notes payable and current portion
                     of long-term debt                          $ 34,065                   $ 39,201
                  Accounts payable                                53,666                     46,135
                  Accrued liabilities                             20,609                     20,008
                  Income taxes payable                             4,093                      1,579
                                                                --------                   --------
                       Total current liabilities                 112,433                    106,923
                                                                --------                   --------
         LONG-TERM DEBT, net                                      23,024                     23,075
         OTHER LONG-TERM LIABILITIES                              16,788                     16,897
         DEFERRED INCOME TAXES                                    10,606                     10,606
         SHAREHOLDERS' EQUITY                                    214,196                    200,182
                                                                --------                   --------
                                                                $377,047                   $357,683
                                                                ========                   ========




See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                              Three Months Ended
                                                                   March 31,
                                                       1995                       1994
                                                   -----------                -----------
         NET SALES                                 $   134,360                $   105,938
         Cost of Sales                                 102,941                     81,364
                                                   -----------                -----------
         Gross Profit                                   31,419                     24,574

         Selling, general and administrative
            expenses                                     5,121                      4,214
                                                   -----------                -----------
         INCOME FROM OPERATIONS                         26,298                     20,360

         Other Income (Expense):
                  Interest expense                        (598)                      (678)
                  Miscellaneous, net                      (369)                       504
                                                   -----------                -----------
                                                          (967)                      (174)
                                                   -----------                -----------
         INCOME BEFORE INCOME TAXES                     25,331                     20,186

         Income Taxes                                    9,606                      7,671
                                                   -----------                -----------

         NET INCOME                                $    15,725                $    12,515
                                                   ===========                ===========

         EARNINGS PER SHARE                        $      0.53                $      0.41
                                                   ===========                ===========

         Weighted Average and Equivalent
            Shares Outstanding                      29,914,000                 30,828,000
                                                   ===========                ===========





See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (DOLLARS IN THOUSANDS)


                                                                           Three Months Ended
                                                                                March 31,
                                                                         1995                1994
                                                                       --------            --------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES            $  5,127            $ 17,863

                  CASH FLOWS FROM FINANCING ACTIVITIES:
                           Repayments of short-term borrowings           (4,567)                  -
                           Stock options exercised                          235               1,097
                           Payments of long-term debt                      (620)                (44)
                           Cash dividends                                (1,332)               (901)
                           Repurchases of common stock                     (754)             (2,201)
                                                                       --------            --------
                  NET CASH USED IN FINANCING ACTIVITIES                  (7,038)             (2,049)
                                                                       --------            --------

                  CASH FLOWS FROM INVESTING ACTIVITIES:
                           Additions to property, plant and
                             equipment, net                              (7,844)            (18,029)
                           Purchases of marketable securities                -              (19,775)
                           Proceeds from sales of marketable
                             securities                                   7,372              20,010
                                                                       --------            --------
                   NET CASH USED IN INVESTING ACTIVITIES                   (472)            (17,794)
                                                                       --------            --------
                  Net Decrease in Cash and Equivalents                   (2,383)             (1,980)

                  Cash and Equivalents at Beginning of Period             5,884               8,274
                                                                       --------            --------
                  Cash and Equivalents at End of Period                $  3,501            $  6,294
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

                   SUPERIOR INDUSTRIES INTERNATIONAL, INC.

          CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)
          (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)




                                                                                             Valuation
                                                                                             Adjustment
                                      Common Stock                                               to
                                  ----------------------      Additional    Cumulative       Marketable
                                  Number of                    Paid-In      Translation      Securities    Retained
                                   Shares        Amount        Capital      Adjustment        Portfolio    Earnings       Total
                                  ----------    ---------     ----------    -----------      ----------    ---------   -----------
Balances at
 December 31, 1994                29,611,635     $14,806        $55,555       $(10,572)        $(2,500)     $142,893     $200,182

Net income                                 -           -              -              -               -        15,725       15,725

Foreign Currency
 translation, including
 related tax benefit                       -           -              -           (660)              -             -         (660)
Cash dividends
  ($.045/share)                            -           -              -              -               -        (1,332)      (1,332)
Repurchases of common stock          (29,500)        (15)          (739)             -               -             -         (754)
Stock options exercised,
 including related tax
 benefit                              17,839           9            226              -               -             -          235
Valuation adjustment to
 marketable securities
 portfolio                                 -           -              -              -             800             -          800
                                  ----------     -------        -------       --------         -------       --------    --------
Balances at
 March 31, 1995                   29,599,974     $14,800        $55,042       $(11,232)        $(1,700)      $157,286    $214,196
                                  ==========     =======        =======       ========         =======       ========    ========

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

      In the opinion of Management, the accompanying unaudited consolidated condensed financial statements of Superior Industries International, Inc. and subsidiaries
      (the "Company") contain all the adjustments necessary to present fairly the financial position of the Company as of March 31, 1995, and 1994, and the results of its operations and cash flows for the three months ended March 31, 1995 and 1994.

2. Per share amounts are based on the weighted average number of shares of common stock outstanding and common stock equivalents, when dilutive, during the period.

3. Interest paid, net of amounts capitalized, was $257,000 and taxes paid was $1,073,000, for the three months ended March 31, 1995.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Summary of Net Sales by Product Line
                                                                (000's)

                                                                                            Increase
 For The Three Months Ended March 31,                   1995               1994             Over 1994
 ------------------------------------                ----------         ----------          ---------
 OEM Cast Aluminum Road Wheels                       $  124,543         $   97,779             27.4%

 Aftermarket                                              9,817              8,159             20.3%
                                                     ----------         ----------
                                                     $  134,360         $  105,938             26.8%
                                                     ==========         ==========


 Results of Operations

 Net sales for the quarter ended March 31, 1995 were $134.4 million compared with $105.9 million in 1994. This $28.4 million, or 26.8% increase in net sales resulted, primarily from the adjustment of the aluminum content of selling prices to reflect current market conditions, as well as increases in both OEM and aftermarket roadwheel shipments. Unit shipments of OEM cast aluminum wheels increased 4.7% over the comparable period in 1994 and were generally equivalent to the overall increase in North American auto production.

 Net sales in the aftermarket business increased 20.3% over 1994 to $9.8 million, representing the continued success of the Company's "Streetwear" product line of aluminum and chrome-plated aluminum wheels, and favorable customer response to several new styles of aftermarket wheels.

 Gross profit was 23.4% of net sales in the first quarter of 1995 compared to 24.2% in 1994, after factoring out the $1.1 million impact of the January 17, 1994 Northridge, California earthquake. Lower gross profit margin percentages reflect the impact that higher aluminum costs bear on selling prices, but which do not impact the Company's profitability in absolute dollars. The negative impact of higher aluminum costs on gross profit percentages more than offset the operating efficiencies achieved during the first quarter.

 Selling, general and administrative expenses, measured as a percentage of net sales, decreased to 3.8% for the first quarter versus 4.0% in the comparable quarter of 1994 and increased $907,000 in absolute dollars. The increase in absolute dollars is a result of the additional resources required to manage the Company's expanding range of business activities.

Reduced interest expense reflects $453,000 of capitalized interest recognized in 1995 related to construction of the Fayetteville, Arkansas chrome-plating facility verses $267,000 of capitalized interest recognized for the Chihuahua, Mexico OEM plant construction in 1994. Partially offsetting this reduction to interest expense was higher interest relating to greater short-term borrowings required to manage the increased working capital requirements.

Miscellaneous, net decreased $873,000 as the Company incurred $600,000 of pre-production costs for the new chrome-plating facility.
Additionally, lower levels of interest income were realized relative to the prior year as the Company liquidated short-term investments to fund extensive plant expansion activities over the past year.


Liquidity and Capital Resources

Net cash provided by operating activities was $5.1 million in the first quarter of 1995 versus $17.9 million for the comparable period in 1994. Supplementing cash flows were the liquidation of $7.4 million in marketable securities. Lower levels of cash provided by operations were primarily caused by the build-up of receivables and inventories, offset somewhat by the timing of payments on trade payables. Cash was utilized to fund $7.8 million of capital expenditures for the Fayetteville chrome-plating facility, the Chihuahua, Mexico second phase plant expansion and on-going facility
enhancements.   Additionally, cash was utilized to reduce outstanding
lines of credit.

Working capital and current ratio were $67.5 million and 1.6:1 versus $53.8 million and 1.5:1 at March 31, 1995 and December 31, 1994, respectively. The long-term debt to total capitalization ratio improved to 9.7% at the end of the first quarter versus 10.3% at the end of 1994.

                           PART II OTHER INFORMATION



                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)   Exhibits - Exhibit-27, Financial Data Schedule

  (b) Reports on Form 8-K - There were no reports filed during the quarter ended March 31, 1995.





                     (This space intentionally left blank.)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                        (Registrant)



Date 05/12/95           /s/ Louis L. Borick
                        -----------------------------------
                        Louis L. Borick
                        President and Chairman of the Board




Date 05/12/95           /s/ R. Jeffrey Ornstein
                        -----------------------------------
                        R. Jeffrey Ornstein
                        Vice President and CFO