Form 10-Q
period 1995-06-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 1995-08-11
CIK 95552

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

- --------------------------------------------------------------------------------

                                   FORM 10-Q

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1995

                                       OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                         For the transition period from
                             _________ to _________


                         Commission file number 1-6615

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

               California                               95-2594729
      (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)               Identification No.)

           7800 Woodley Avenue                            91406
          Van Nuys, California                         (Zip Code)
(Address of principal executive offices)

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

             YES     X                            NO
                 ---------                           ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                             Outstanding at
         Class of Common Stock               July 21, 1995
         ---------------------             -----------------
            $.50 Par Value                 29,706,719 Shares

                          PART 1 FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                  JUNE 30,     DECEMBER 31,
                                                    1995          1994
                                                  --------     ------------
Assets
   CURRENT ASSETS:
      Cash and equivalents                        $  2,546      $  5,884
      Marketable securities, at the lower of
         cost or market                             15,380        21,158
      Receivables, net                             108,045        81,323
      Inventories
         Raw materials                              18,286        18,210
         Work in process                            13,372         8,965
         Finished goods                             24,921        17,571
                                                  --------      --------
                                                    56,579        44,746

      Other current assets                           6,653         7,660
                                                  --------      --------
           Total current assets                    189,203       160,771
                                                  --------      --------

   PROPERTY, PLANT AND EQUIPMENT, net              185,817       185,853
   OTHER ASSETS                                     10,482        11,059
                                                  --------      --------
                                                  $385,502      $357,683
                                                  ========      ========


Liabilities and Shareholders' Equity
   CURRENT LIABILITIES:
      Notes payable and current portion
         of long-term debt                        $ 29,644      $ 39,201
      Accounts payable                              53,226        46,135
      Accrued liabilities                           20,310        21,587
                                                  --------      --------
           Total current liabilities               103,180       106,923
                                                  --------      --------

   LONG-TERM DEBT, net                              22,919        23,075
   OTHER LONG-TERM LIABILITIES                      16,786        16,897
   DEFERRED INCOME TAXES                            10,606        10,606
   SHAREHOLDERS' EQUITY                            232,011       200,182
                                                  --------      --------

                                                  $385,502      $357,683
                                                  ========      ========


See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                       Three Months Ended
                                                             June 30,
                                                         1995             1994
                                                  -----------      -----------
NET SALES                                         $   142,761      $   120,706
Cost of Sales                                         108,561           90,378
                                                  -----------      -----------

Gross Profit                                           34,200           30,328

Selling, general and administrative
   expenses                                             5,575            5,291
                                                  -----------      -----------

INCOME FROM OPERATIONS                                 28,625           25,037

Other Income (Expense):
   Interest expense                                      (972)            (565)
   Miscellaneous, net                                    (720)             362
                                                  -----------      -----------
                                                       (1,692)            (203)
                                                  -----------      -----------

INCOME BEFORE INCOME TAXES                             26,933           24,834

Income Taxes                                           10,234            9,437
                                                  -----------      -----------


Net Income                                        $    16,699      $    15,397
                                                  ===========      ===========

EARNINGS PER SHARE                                $      0.56      $      0.51
                                                  ===========      ===========

Weighted Average and Equivalent Shares
   Outstanding                                     29,984,000       30,428,000
                                                  ===========      ===========


See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         Six Months Ended
                                                             June 30,
                                                         1995             1994
                                                  -----------      -----------

NET SALES                                         $   277,121      $   226,644
Cost of Sales                                         211,502          171,742
                                                  -----------      -----------

Gross Profit                                           65,619           54,902

Selling, general and administrative
   expenses                                            10,696            9,505
                                                  -----------      -----------

INCOME FROM OPERATIONS                                 54,923           45,397

Other Income (Expense):
   Interest expense                                    (1,570)          (1,243)
   Miscellaneous, net                                  (1,089)             866
                                                  -----------      -----------
                                                       (2,659)            (377)
                                                  -----------      -----------

INCOME BEFORE INCOME TAXES                             52,264           45,020

Income Taxes                                           19,840           17,108
                                                  -----------      -----------


Net Income                                        $    32,424      $    27,912
                                                  ===========      ===========

EARNINGS PER SHARE                                $      1.08      $      0.91
                                                  ===========      ===========

Weighted Average and Equivalent Shares
   Outstanding                                     29,949,000       30,555,000
                                                  ===========      ===========


See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                           Six Months Ended
                                                               June 30,
                                                           1995            1994
                                                     ----------      ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES            $   14,824      $   28,724

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings                                 (9,557)          7,125
   Stock options exercised                                1,161           1,448
   Payments of long-term debt                              (156)            (87)
   Cash dividends                                        (2,815)         (2,245)
   Repurchases of common stock                             (754)         (9,760)
                                                     ----------      ----------

NET CASH USED IN FINANCING ACTIVITIES                   (12,121)         (3,519)
                                                     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment, net      (13,790)        (33,152)
   Proceeds from sales of marketable securities           7,749          30,044
   Purchases of marketable securities                         -         (23,275)
                                                     ----------      ----------

NET CASH USED IN INVESTING ACTIVITIES                    (6,041)        (26,383)

Net Decrease in Cash and Equivalents                     (3,338)         (1,178)

Cash and Equivalents at Beginning of Period               5,884           8,274
                                                     ----------      ----------

Cash and Equivalents at End of Period                $    2,546      $    7,096
                                                     ==========      ==========



See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)
           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                     Valuation
                                      Common Stock                                   Adjustment
                              -----------------------    Additional    Cumulative        to
                               Number of                  Paid-In      Translation   Marketable    Retained
                                Shares        Amount      Capital      Adjustment    Securities    Earnings       Total
                              ----------     --------    --------      -----------   ----------   ---------   ---------
Balances at
   December 31, 1994          29,611,635     $ 14,806    $ 55,555      $ (10,572)    $ (2,500)    $ 142,893   $ 200,182

Net  income                        -             -           -              -            -           32,424      32,424

Foreign currency
   translation, net of
   related deferred
   income taxes                    -             -           -               170         -             -            170

Cash dividends
   ($.095/share)                   -             -           -              -            -           (2,815)     (2,815)

Repurchases of
   common stock                  (29,500)         (15)       (739)          -            -             -           (754)

Stock options
   exercised, including
   related tax
   benefit                        67,224           34       1,127           -            -             -          1,161

Valuation adjustment to
       marketable securities       -             -           -              -           1,643          -          1,643
                              ----------     --------    --------      ---------     --------     ---------   ---------

Balances at
   June 30, 1995              29,649,359     $ 14,825    $ 55,943      $ (10,402)    $   (857)    $ 172,502   $ 232,011
                              ==========     ========    ========      =========     ========     =========   =========



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

      In the opinion of Management, the accompanying unaudited consolidated condensed financial statements of Superior Industries International, Inc. and subsidiaries (the "Company") contain all the adjustments necessary, which are of a normal and recurring nature, to present fairly the financial position of the Company as of June 30, 1995, and the results of its operations and cash flows for the three month and six month periods ended June 30, 1995 and 1994.

2. Per share amounts are based on the weighted average number of shares of common stock outstanding and common stock equivalents, when dilutive, during the period.

3. Interest paid, net of amounts capitalized, was $1,669,000 and taxes paid was $18,212,000, for the six months ended June 30, 1995.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF SALES BY PRODUCT LINE

                                                                 (000's)
                                                                                       Increase
For the Three Months Ended June 30,                           1995       1994         Over 1994
- -----------------------------------                       --------   --------         ---------
OEM CAST ALUMINUM ROAD WHEELS                             $132,338   $109,329             21.0%

AFTERMARKET                                                 10,423     11,377             (8.4)%
                                                          --------   --------

                                                          $142,761   $120,706             18.3%
                                                          ========   ========

For the Six Months Ended June 30,
- ---------------------------------

OEM CAST ALUMINUM ROAD WHEELS                             $256,881   $207,108             24.0%

AFTERMARKET                                                 20,240     19,536              3.6%
                                                          --------   --------

                                                          $277,121   $226,644             22.3%
                                                          ========   ========

RESULTS OF OPERATIONS

OEM net sales were $132.3 million and $256.9 million for the quarter and six months ended June 30, 1995 or 21.0 percent and 24.0 percent, respectively, above comparable periods in 1994. Higher net sales resulted primarily from the adjustment of the aluminum content of selling prices to reflect current market conditions and, to a lesser extent, increased OEM wheel shipments. OEM cast aluminum road wheel shipments increased 2.1 percent and 3.4 percent for the quarter and six months ended June 30, 1995, respectively, compared to a North American auto production decrease of 0.6 percent and an increase of 1.8 percent, respectively, for the comparable periods.

Net sales in the aftermarket business decreased 8.4 percent to $10.4 million for the quarter ended June 30, 1995 and increased 3.6 percent to $20.2 million for the first six months of 1995 versus comparable periods in 1994. Sales for the quarter were impacted by "soft" market conditions and lower roadwheel refill shipments when compared to large second quarter 1994 initial orders for new roadwheel models.

Gross margins were 24.0 percent and 23.7 percent for the quarter and six months ended June 30, 1995 versus 25.1 percent and 24.2 percent, respectively, in 1994. Lower gross margins percentages primarily reflect the impact that higher aluminum costs bear on selling prices, but which do not adversely impact the Company's profitability in absolute dollars. The Company expects gross margins will be at lower rates in the third quarter as all facilities will experience shutdowns for normal customer model year changeovers and inventory balancing.

Selling, general and administrative expenses, as a percentage of net sales, decreased to 3.9 percent for the quarter and six months ended June 30, 1995, respectively, versus 4.4 percent and 4.2 percent, respectively, for the comparable periods in 1994, but increased in absolute dollars. This increase reflects greater commission payments commensurate with higher sales levels and additional resources required to manage the Company's expanding business activities.

Interest expense increased $407,000 and $327,000 for the quarter and six months ended June 30, 1995, respectively, from comparable periods in 1994. Increased interest costs resulted from reduced capitalized interest in 1995 compared to 1994 as plant construction in Fayetteville, Arkansas and Chihuahua, Mexico approached completion. Additionally, the Company experienced greater short-term borrowings required to manage increased working capital requirements.

Miscellaneous, net decreased $1,082,000 and $1,955,000 for the quarter and six months ended June 30, 1995, respectively, from comparable periods in 1994. This increase is a result of $1,000,000 and $1,600,000 of pre-production costs related to the new Fayetteville chrome plating plant for the second quarter and six months ended June 30, 1995, respectively. Management believes that this facility will be in a start-up mode through the end of the year. Miscellaneous, net was additionally impacted by lower levels of interest income as the Company liquidated short-term investments to fund OEM plant expansion activities and on-going working capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the first six months of 1995 was $14.8 million versus $28.7 million in 1994. Supplementing cash flows were the liquidation of $7.7 million of marketable securities. Despite stronger earnings, cash flows were impacted by increases to receivables and inventories offset somewhat by the timing of payments on trade payables.

In 1995, cash was utilized to fund $13.8 million in capital expenditures relating primarily to the new chrome plating plant, the second phase of construction at the Chihuahua OEM facility and on-going plant enhancements. Additionally, cash was utilized early in the year to repurchase 29,500 shares of the Company's common stock pursuant to the 1994 stock repurchase program and to reduce outstanding lines of credit.

Working capital and current ratio were $86.0 million and 1.8:1 versus $53.8 million and 1.5:1, at June 30, 1995 and December 31, 1994, respectively. The long-term debt to total capitalization ratio improved to 9.0 percent at the end of the quarter from 10.3 percent at the end of 1994.

                           PART II OTHER INFORMATION



                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits - Exhibit 27, Financial Data Schedule

(b) Reports on Form 8-K - There were no reports filed during the quarter ended June 30, 1995.









                     (This space intentionally left blank.)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                    (Registrant)


Date           08/11/95  /s/ Louis L. Borick
                         -------------------------------------------------------
                         Louis L. Borick
                         President and Chairman of the Board



Date           08/11/95  /s/ R. Jeffrey Ornstein
                         -------------------------------------------------------
                         R. Jeffrey Ornstein
                         Vice President and CFO