Form 10-Q
period 1995-09-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 1995-11-14
CIK 95552

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------
                                   FORM 10-Q

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1995

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

              YES       X                          NO
                    ----------                        ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                             Outstanding at
         Class of Common Stock               November 3, 1995
         ---------------------             --------------------
           $.50 Par Value                    29,352,857 Shares

                          PART 1 FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                       SEPTEMBER 30,    DECEMBER 31,
                                                           1995            1994
                                                       -------------    ------------
Assets
   CURRENT ASSETS:
      Cash and equivalents                               $  3,277       $  5,884
      Marketable securities, at the lower of
         cost or market                                     7,935         21,158
      Receivables, net                                     94,449         81,323
      Inventories
         Raw materials                                     18,606         18,210
         Work in process                                   13,400          8,965
         Finished goods                                    23,062         17,571
                                                         --------       --------
                                                           55,068         44,746

      Other current assets                                  8,133          7,660
                                                         --------       --------
           Total current assets                           168,862        160,771
                                                         --------       --------

   PROPERTY, PLANT AND EQUIPMENT, net                     183,975        185,853
   OTHER ASSETS                                            16,768         11,059
                                                         --------       --------
                                                         $369,605       $357,683
                                                         ========       ========


Liabilities and Shareholders' Equity
   CURRENT LIABILITIES:
      Notes payable and current portion
         of long-term debt                               $ 20,617       $ 39,201
      Accounts payable                                     46,560         46,135
      Accrued liabilities                                  17,029         21,587
                                                         --------       --------
           Total current liabilities                       84,206        106,923
                                                         --------       --------

   LONG-TERM DEBT, net                                     19,444         23,075
   OTHER LONG-TERM LIABILITIES                             16,447         16,897
   DEFERRED INCOME TAXES                                   11,365         10,606
   SHAREHOLDERS' EQUITY                                   238,143        200,182
                                                         --------       --------
                                                         $369,605       $357,683
                                                         ========       ========

See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                      Three Months Ended
                                                          September 30,
                                                     1995              1994
                                                ------------       ------------
Net Sales                                       $    113,176       $    107,384
Cost of Sales                                         92,286             81,246
                                                ------------       ------------

Gross Profit                                          20,890             26,138

Selling, general and administrative
   expenses                                            4,507              4,843
                                                ------------       ------------

Income From Operations                                16,383             21,295

Other Expense:
   Interest expense                                     (959)              (949)
   Miscellaneous, net                                 (2,384)              (360)
                                                ------------       ------------
                                                      (3,343)            (1,309)
                                                ------------       ------------

Income Before Income Taxes                            13,040             19,986

Income Taxes                                           4,755              7,344
                                                ------------       ------------
Net Income                                      $      8,285       $     12,642
                                                ============       ============
Earnings Per Share                              $       0.28       $       0.42
                                                ============       ============

Weighted Average and Equivalent Shares
   Outstanding                                    30,123,000         30,220,000
                                                ============       ============


See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                        Nine Months Ended
                                                          September 30,
                                                    1995               1994
                                                ------------       ------------
Net Sales                                       $    390,297       $    334,028
Cost of Sales                                        303,788            252,988
                                                ------------       ------------
Gross Profit                                          86,509             81,040

Selling, general and administrative
   expenses                                           15,203             14,348
                                                ------------       ------------
Income From Operations                                71,306             66,692

Other Income (Expense):
   Interest expense                                   (2,529)            (2,192)
   Miscellaneous, net                                 (3,473)               506
                                                ------------       ------------
                                                      (6,002)            (1,686)
                                                ------------       ------------
Income Before Income Taxes                            65,304             65,006

Income Taxes                                          24,595             24,452
                                                ------------       ------------
Net Income                                      $     40,709       $     40,554
                                                ============       ============

Earnings Per Share                              $       1.36       $       1.33
                                                ============       ============

Weighted Average and Equivalent Shares
   Outstanding                                    30,007,000         30,428,000
                                                ============       ============


See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (DOLLARS IN THOUSANDS)


                                                            Nine Months Ended
                                                               September 30,
                                                           1995           1994
                                                         --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                $ 31,889       $ 37,426

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings                                  (16,442)        26,400
   Stock options exercised                                  2,756          1,482
   Payments of long-term debt                              (5,773)        (2,277)
   Cash dividends                                          (4,298)        (3,580)
   Repurchases of common stock                             (2,534)       (15,537)
                                                         --------       --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (26,291)         6,488
                                                         --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment, net        (18,501)       (50,586)
   Proceeds from sales of marketable securities            15,071         29,007
   Investment in Hungarian joint venture                   (4,775)          --
   Purchases of marketable securities                        --          (24,998)
                                                         --------       --------

NET CASH USED IN INVESTING ACTIVITIES                      (8,205)       (46,577)
                                                         --------       --------

Net Decrease in Cash and Equivalents                       (2,607)        (2,663)

Cash and Equivalents at Beginning of Period                 5,884          8,274
                                                         --------       --------

Cash and Equivalents at End of Period                    $  3,277       $  5,611
                                                         ========       ========

See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)
           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                                     Valuation
                                      Common Stock                                   Adjustment
                                  ----------------------    Additional   Cumulative      to
                                  Number of                   Paid-In   Translation  Marketable    Retained
                                   Shares        Amount       Capital    Adjustment  Securities    Earnings        Total
                                 ----------     --------     --------   -----------  ----------    ---------     ---------

Balances at
   December 31, 1994             29,611,635     $ 14,806     $ 55,555     $(10,572)    $(2,500)    $ 142,893     $ 200,182

Net income                             --           --           --           --          --          40,709        40,709

Foreign currency
   translation, net of
   related deferred
   income taxes                        --           --           --           (183)       --            --            (183)

Cash dividends
   ($.14/share)                        --           --           --           --          --          (4,298)       (4,298)

Repurchases of
   common stock                     (95,600)         (48)      (2,486)        --          --            --          (2,534)

Stock options
   exercised, including
   related tax
   benefit                          148,597           74        2,682         --          --            --           2,756

Valuation adjustment to
       marketable securities           --           --           --           --         1,511          --           1,511
                                 ----------     --------     --------     --------     -------     ---------     ---------
Balances at
   September 30, 1995            29,664,632     $ 14,832     $ 55,751     $(10,755)    $  (989)    $ 179,304     $ 238,143
                                 ==========     ========     ========     ========     =======     =========     =========

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

         In the opinion of Management, the accompanying unaudited consolidated condensed financial statements of Superior Industries International, Inc. and subsidiaries (the "Company") contain all adjustments necessary, which are of a normal and recurring nature, to present fairly the financial position of the Company as of September 30, 1995, and the results of its operations and cash flows for the three month and nine month periods ended September 30, 1995 and 1994.

   2. Per share amounts are based on the weighted average number of shares of common stock outstanding and common stock equivalents, when dilutive, during the period.

   3. Interest paid, net of amounts capitalized, was $2,529,000 and taxes paid were $23,297,000, for the nine months ended September 30, 1995.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF SALES BY PRODUCT LINE

                                                     (000's)
                                                                          Increase
                                                                         (Decrease)
For the Three Months Ended September 30,         1995          1994      Over 1994
----------------------------------------     --------      --------      ---------

OEM CAST ALUMINUM ROAD WHEELS                $105,457      $ 97,982          7.6%

AFTERMARKET                                     7,719         9,402        (17.9)%
                                             --------      --------

                                             $113,176      $107,384          5.4%
                                             ========      ========

For the Nine Months Ended September 30,
---------------------------------------

OEM CAST ALUMINUM ROAD WHEELS                $362,308      $305,090         18.8%

AFTERMARKET                                    27,959        28,938         (3.4)%
                                             --------      --------

                                             $390,297      $334,028         16.8%
                                             ========      ========


RESULTS OF OPERATIONS

Net sales were $113.2 million and $390.3 million for the quarter and nine months ended September 30, 1995 representing increases of 5.4 percent and 16.8 percent, respectively, over comparable periods in 1994. Higher net sales resulted from the adjustment of the aluminum content of selling prices to OEM customers reflecting current market conditions. Unit shipments of OEM cast aluminum wheels decreased 3.8 percent for the quarter but increased 1.1 percent for first three quarters compared to prior year levels. However, for the quarter, production of automobiles by Ford and GM that utilize the Company's cast aluminum wheels decreased by an estimated 9 percent, while total automobile production by Ford and GM decreased by 7 percent, compared to the comparable period in 1994. Wheel shipments to customers were impacted by traditional third quarter assembly plant shutdowns for model-year changeovers and further hampered by sluggish automotive sales which resulted in customer assembly plant shutdowns to balance dealer inventory levels. Moreover, order levels were further reduced by critical supplier part shortages by non wheel suppliers, causing assembly plant shutdowns.

Net sales in the aftermarket business decreased 17.9 percent and 3.4 percent for the quarter and nine months ended September 30, 1995, respectively, below comparable periods in 1994. Sales in both the road wheel and accessory product lines decreased at an equivalent rate and were impacted by "soft" market conditions.

Gross margins were 18.5 percent and 22.2 percent for the quarter and nine months ended September 30, 1995, respectively, versus 24.3 percent for the comparable periods in 1994. Reduced gross profit margins reflect a number of factors. First, all the Company's OEM wheel facilities, with the exception of the Chihuahua wheel plant, were shutdown for two full weeks due to customers retooling for 1996 model-year changeovers. This compares to a one week shutdown at only two of the Company's facilities in 1994, resulting in a 13 percent production decrease over the prior year third quarter. Secondly, the impact of reduced plant production levels was accentuated by additional wheel making capacity added as the result of plant expansion activities in Fayetteville, Arkansas and Chihuahua, Mexico. Finally, lower margin percentages reflect the impact that higher aluminum costs bear on selling prices, but which do not adversely impact the Company's profitability in absolute dollars.

Selling, general and administrative expenses, as a percentage of net sales, decreased to 4.0 percent and 3.9 percent for the three and nine month periods of 1995 versus 4.5 percent and 4.3 percent in the comparable periods of 1994. For the quarter, selling, general and administrative expenses, measured in absolute dollars, decreased $336,000. This dollar decrease reflect reduced incentive compensation costs associated with lower earnings levels and lower professional services fees.

Interest expense for the third quarter was consistent with prior year levels and increased $590,000 for the nine months compared to the comparable year-to-date period in 1994. The increase for the nine month period reflects reduced capitalized interest in 1995 compared to 1994 as plant construction in Fayetteville, Arkansas and Chihuahua, Mexico approached completion. Additionally, the Company experienced greater short-term borrowings required to manage increased working capital requirements.

Miscellaneous, net increased $2.0 million and $4.1 million for the quarter and nine months ended September 30, 1995, respectively, over similar levels in 1994. Increased miscellaneous expenses include $2.4 million and $4.0 million of pre-production costs related to the new Fayetteville chrome plating plant in the third quarter and nine month periods ended September 30, 1995, respectively. Higher levels of pre-production costs reflect continuing technical problems at the chrome plant. Management believes that this facility will be in a start-up mode through the end of the year. Miscellaneous, net was additionally impacted by lower levels of interest income as the Company liquidated short-term investments to fund OEM plant expansion activities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $31.9 million for the nine months ended September 30, 1995. Supplementing cash flows was the liquidation of $15.1 million in marketable securities. Cash flows were impacted by the build-up of receivables and inventories. Increased receivables reflect the impact that higher aluminum commodity prices bear on selling prices and delayed payments on scheduled aluminum price increases from an OEM customer, which was resolved subsequent to quarter end. Higher inventory levels also reflect higher priced aluminum and base stock requirements at the new Chihuahua, Mexico OEM wheel facility.

Cash was utilized to fund $18.5 million of capital expenditures for plant expansion activities relating to the Fayetteville chrome-plating facility, the Chihuahua, Mexico second phase plant expansion, and on-going facility enhancements. Additionally, the Company advanced $4.8 million for initial construction and equipment deposits for its joint venture with German-based Otto Fuchs Metallwerke, in Tatabanya, Hungary. The joint-venture, which will operate under the name Suoftec Light Metal Products KFT will produce both light weight forged and cast aluminum wheels to the European automotive industry. During the third quarter, the joint venture broke ground on the future plant site and received a five-year contract from a major European automaker for 700,000 lightweight forged wheels per year. Cash was also employed to reduce outstanding lines of credit and repurchase the Company's common stock, pursuant to its 1995 stock repurchase program. Additionally, cash was used to retire the outstanding balance of $5.5 million on the Company's 10.22% Senior notes, three years ahead of the stated maturity.

Working capital and current ratio were $84.7 million and 2.0:1 versus $53.8 million and 1.5:1 at September 30, 1995 and December 31, 1994, respectively. Long-term debt to total capitalization ratio improved to 7.5 percent at quarter end versus 10.3 percent at year end.

                           PART II OTHER INFORMATION



                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits - Exhibit 27, Financial Data Schedule

(b) Reports on Form 8-K - There were no reports filed during the quarter ended September 30, 1995.













                     (This space intentionally left blank.)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                                                 (Registrant)


Date     11/10/95                    /s/ Louis L. Borick
         --------                   -------------------------------------------
                                    Louis L. Borick
                                    President and Chairman of the Board



Date     11/10/95                    /s/ R. Jeffrey Ornstein
         --------                   -------------------------------------------
                                    R. Jeffrey Ornstein
                                    Vice President and CFO