Form 10-K
period 1995-12-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 1996-03-29
CIK 95552

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the Fiscal Year Ended December 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from ___________ to ___________

                           COMMISSION FILE NO. 1-6615

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             CALIFORNIA                                      95-2594729
             ----------                                      ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

7800 WOODLEY AVENUE, VAN NUYS, CALIFORNIA                    91406
-----------------------------------------                    -----
(Address of Principal Executive Offices)                     Zip Code)

Registrant's telephone number, including area code    (818) 781-4973

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

         28,886,029 shares of common stock were outstanding as of March 18, 1996.

         Aggregate market value of voting stock held by nonaffiliates of registrant was $538,228,465 on March 18, 1996.

         The following documents are incorporated by reference and made a part of the Form 10-K:

         1.    Registrant's 1995 Annual Report to Shareholders (Parts I, II and
               IV)

         2. Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held May 17, 1996 (Part III)


                       Listing of Exhibits - Pages 20-22

                                     PART I

                               ITEM 1.  BUSINESS

                        GENERAL DEVELOPMENT OF BUSINESS

         Superior Industries International, Inc.'s (the "Company" or the "Registrant") principal business is the design and manufacture of cast aluminum road wheels for original equipment manufacturers (OEMs). It also designs and distributes a variety of products for the automotive aftermarket, including custom road wheels and accessories. The Registrant was initially incorporated in Delaware in 1969 and reincorporated in California in 1994 as the successor to three businesses founded by Louis L. Borick, which had been engaged in the design, manufacture and sale of automotive accessories and related products since 1957.

         Recent developments in the Company's business are described in the Company's 1995 Annual Report to Shareholders ("Annual Report") which is incorporated herein by reference.


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

                       NARRATIVE DESCRIPTION OF BUSINESS

                               Principal Products

         The Registrant's products are divided into two categories:

         1.      OEM - Cast Aluminum Road Wheels (93.1 percent of net sales)

         2. Aftermarket - Custom Road Wheels and Automotive Accessories (6.9 percent of net sales)

         The Company's net sales for these product lines for 1995, 1994 and 1993 are included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Annual Report which is incorporated herein by reference.

                        OEM - Cast Aluminum Road Wheels

         The Company's entry into the OEM road wheel business in 1973 resulted from its successful development of manufacturing technology, quality control and quality assurance techniques which enabled it to satisfy the quality and volume requirements of the OEM market. The Company's OEM cast aluminum road wheels are sold to The Ford Motor Company ("Ford"), General Motors Corporation ("General Motors"), Chrysler de Mexico, several Japanese manufacturers, including Toyota Motor Corporation ("Toyota"), Mazda Motor Corporation ("Mazda"), Nissan Motor Corporation Ltd. ("Nissan"), Fuji Heavy Industries, Ltd. ("Subaru"), and Isuzu Motors Limited ("Isuzu"), and two European automotive manufacturers, Bayerische Motoren Werke ("BMW") and Jaguar Cars Ltd. ("Jaguar") for factory installation as optional or standard equipment on selected vehicle models. As discussed below, there are several advantages to manufacturers, dealers and consumers by installing cast aluminum wheels which help promote this product's success. Consolidated net sales in 1995, 1994, and 1993 were to principally two major automotive manufacturers, Ford and General Motors.

         During the past twenty-two years the Company has provided cast aluminum road wheels to Ford, General Motors, Chrysler and, beginning in 1989, Japanese auto manufacturers for an increasing number of vehicle models, from eight models in 1980 to 156 currently. It has been the Company's experience that once the manufacturer has ordered the Company's cast aluminum wheels for use on a particular year's model, the Company's wheel will be included in that model's production in later years as well. In addition, the number of vehicle models on which the Company's aluminum wheels are standard equipment has increased from none in 1980 to 48 in 1995.

         Demand for OEM cast aluminum wheels such as those manufactured by the Company has been increasing. Ward's Automotive, an industry publication, reports that the installation rate of such wheels for domestic cars rose from approximately 4 percent in 1980 to 31 percent for the 1990 model year then to almost 44 percent for the 1995 model year. Aluminum road wheel installation rates for domestic light trucks and utility vehicles jumped from approximately 24 percent for the 1990 model year to almost 43 percent for the 1995 model year. This growth in aluminum wheel installation rates has taken place while the automotive market has been cyclical.

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

         With approximately 89 percent of the Company's 1995 sales made to Ford and General Motors, the Company is dependent on these two significant customers. The Company does not believe this represents a material risk due to the following factors. First, in 1993 the Company was awarded a new five-year contract with Ford. The contract, which expires in 1998, replaces previous long term contracts and covers passenger cars, light trucks and utility vehicles. This relationship should result in the Company continuing to be Ford's primary aluminum wheel supplier. Second, in 1995, the Company signed a "lifetime" contract with General Motors which extends from January 1, 1996 through December 31, 2000 and pertains to the "lifetime" of all current models. In addition to securing all current models the contract also appoints the Company to be the chosen supplier for all replacement wheels. Accordingly, the Company should be awarded a significant portion of General Motors overall
aluminum requirements.   Additionally, the Company has proven its ability to be
a consistently low-cost producer of quality aluminum wheels with the capability of quickly expanding production capacity to meet increasing customer sales demands. This has been evidenced not only through the Company's rapid plant expansion program, but also through the

Company's demonstrated ability to meet frequent customer requests to absorb additional capacity requirements. The Company strives to continually enhance its relationships with its customers through continuous improvement programs. These factors have resulted in the Company's market share expanding to approximately 40 percent of the domestic aluminum road wheel market. Moreover, the Company ships over 150 different wheel models to Ford and General Motors indicating the broad usage of the Company's wheels throughout both OEM customers' product lines. Finally, both Ford and General Motors continue to rank the Company as their highest rated supplier of cast aluminum road wheels.

         The Company's long-term strategy involves broadening both its domestic and international OEM customer base and expanding its product lines into complementary areas which will utilize the Company's manufacturing expertise. The Company has embarked on a strategy to develop and penetrate three new international markets: Japan, Europe and Latin America as well as related foreign OEMs with manufacturing facilities in the United States.

         The Company's first step towards achieving this goal was to explore and develop relationships with Japanese OEMs. In pursuit of this objective, during 1989 the Company announced it had, in conjunction with Topy Industries, Limited ("Topy"), Japan's largest wheel manufacturer, obtained its first order with a Japanese OEM from Mazda. In 1990, the Company further penetrated this market by receiving a contract from Toyota. Also in 1990, the Company increased its marketing efforts into this area by forming a sales and marketing joint-venture with Topy. The joint-venture, named Topy-Superior Limited ("TSL"), markets and sells wheels made by the Company to Japanese OEM customers both in Japan and the United States. Since inception, the Company, through TSL, has received many new contracts to manufacture wheels for domestic Japanese OEMs as well as for three of their U.S. operations. In total, TSL has contracts with five Japanese OEM customers. This venture is one key step forward in the Company's international marketing efforts and the Company expects continued sales growth from this venture.

         A second step in the Company's international marketing efforts was achieved in 1994 as the Company successfully entered the European marketplace by obtaining two new customers. The Company was awarded a contract by Jaguar to supply wheels. The wheels are manufactured in the United States and exported to the United Kingdom. In addition, the Company received a contract with European based BMW, to supply wheels for the new BMW roadster convertible. Shipments began in 1995 to BMW's new plant in Spartanburg, South Carolina. Moreover, in 1995, validating BMW's high regard for its quality and production capabilities, the Company was awarded five additional wheel programs by BMW for shipment to the Spartanburg plant as well as export to Germany.

         Further in pursuit of developing its ties to the European market, the Company in 1995 entered into a 50-50 joint venture with German based Otto Fuchs Metallwerke ("Otto Fuchs") to establish a European manufacturing presence. The joint venture, known as Suoftec Light Metal Products, KFT ("Suoftec") will produce both light weight forged and cast aluminum wheels for sale to European OEMs. Construction of the building began in the fourth quarter of 1995 and initial shipments are slated to begin in January 1997. The facility, located in Tatabanya, Hungary, a country with low labor and production costs and available labor force, establishes the Company's commitment toward entering the European market. The facility is located in close proximity to large European OEMs and will bring new wheel making technology to the Company for use in European and U.S. markets.

         Demonstrating OEMs' interest in this new light weight forging technology, Suoftec received a long term contract from a major European OEM calling for 700,000 wheels per year. The contract represents over $30 million per year in revenues and represents almost half of first phase capacity of 1.5 million wheels per year. The Company anticipates receiving additional orders in 1996.

         Development of the Company's initial Latin American program commenced during 1994 with the first shipments from the Company's Chihuahua, Mexico plant. Relative to this market, the Company received orders from Ford and GM and renewed its relationship with Chrysler by receiving orders to produce two wheel models from Chrysler de Mexico for the 1995 and 1996 model years. The wheels are produced at the Chihuahua, Mexico facility for installation on Mexican-manufactured cars built for the Mexican market and for direct export back to the U.S. Prior to the devaluation of the Mexican Peso (see "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section of the Annual Report which is incorporated herein by reference) the Mexican market was growing rapidly and major automotive manufacturers were increasing production and adding capacity. Subsequent to the devaluation, this expansion activity in the domestic Mexican automotive industry has slowed. However, management still views the long-term prospects of this market positively and, moreover, has held discussions with OEMs regarding new and expanded export activities from this facility.

         While non-domestic contracts are small in relation to domestic original equipment contracts, they are nonetheless significant for the growth of the Company by geographically diversifying and expanding its global presence. The Company will continue to focus its efforts on new global markets as they become the fastest growing segments of its business.

         In 1994, in response to the steadily growing popularity of chrome-plated cast aluminum wheels and to provide capacity for several new customer orders, the Company completed construction of a new chrome-plating wheel facility. The Company is the only OEM aluminum wheel manufacturer to develop this in-house capability and the plant is the largest of its kind in the world. This facility was, as of December 31, 1995, in a start-up mode. The plant represents the Company's commitment toward diversifying into new product lines complementary to its core business (See also "Manufacturing").

                                  Aftermarket

         The automotive aftermarket consists of products sold to vehicle owners as replacements for, or additions to, OEM equipment to enhance the comfort, safety, style, design and performance of vehicles such as passenger cars, pick-up trucks, vans, recreational and off-road vehicles, light motor homes and boat trailers. The Company designs, manufactures and distributes 61 different product lines including 3,200 part numbers of custom steel, aluminum and chrome-plated steel and aluminum road wheels and accessories, including steering wheel covers, lighting products, suspension and other accessories for this market. The Company's Sport Grip(R) steering wheel covers have been highly successful over the years and have achieved national recognition.

         Since 1991, aftermarket net sales, excluding the impact of the August, 1993 divestiture of the Canadian aftermarket mirror and light business, which marketed products under the trade name "Do-Ray", have experienced a compounded
5.1 percent growth rate. This rate of growth was diminished in 1995 as sales declined as soft economic conditions reduced customer order levels. The Company has experienced growth in the roadwheel product lines, specifically, stylized aluminum and chrome-plated aluminum wheels sold under the "Streetwear" trade name. The success of the "Streetwear" line of wheels reflects the Company's strategy with regard to growing this product line. Generally, this approach entails the identification of strategic geographic markets throughout the United States and the development of key alliances with distributors who maintain extensive lines of distribution within those markets. Simultaneously, new styles of aluminum and chrome-plated aluminum wheels with mass market appeal were successfully developed and introduced to the product line. Strong consumer response to new wheel styles has spurred further development of new wheel programs. The Company expects continued growth in this product line as new wheels are developed and introduced to our existing distributor base.

         In 1993 and 1994 the general line of aftermarket accessories has experienced modest sales increases as a result of a stronger economy and new product introductions. This trend was broken in 1995 as high customer inventory levels accentuated by a soft economic environment reduced orders.
The aftermarket general accessories line continues to be negatively impacted by ongoing retail market contraction and intensive market competition. The trend of manufacturers to incorporate more accessories as original equipment when vehicles are sold has also impacted this business.

         The Company is a major aftermarket road wheel and accessory supplier to companies with multiple retail outlets such as Autozone, Pep Boys, Canadian Tire, Wal-Mart, Northern Automotive (Schuck's, Checker, Kragen), Western Auto, Paccar Automotive Inc. (formerly General Automotive/Grand Auto), NAPA and Discount Auto Parts. The Company also supplies major tire distributors such as Les Schwab, Interstate Tire Corp.(ITCO), Belle Tire, and other wheel and performance distributors.

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

         The Company operates six OEM aluminum wheel manufacturing facilities. The facilities, located in Fayetteville and Rogers, Arkansas, Van Nuys, California, Pittsburg, Kansas, Johnson City, Tennessee and Chihuahua, Chihuahua, Mexico are recognized by the Company's customers as "world class" manufacturing plants utilizing state-of-the-art processes and equipment. Five of the facilities have been constructed and brought on-line over the past nine years beginning with Fayetteville in 1986 (with subsequent expansion in 1993 and 1994), Rogers in 1988, Pittsburg in 1991, Johnson City in 1992 and Chihuahua in 1994. Chihuahua began shipping wheels in the beginning of the third quarter of 1994.

         Implementing the Company's long-term strategy of penetrating the Latin American market, the Company is expanding its OEM wheel facility in Chihuahua, Mexico during 1996. The plant will ultimately have the capacity to ship 1.2 million wheels per year.

         Entry into the European market, through the joint-venture with Otto Fuchs, will be facilitated through the construction of an aluminum wheel facility located in Tatabanya, Hungary capable of two million wheels per year. The manufacturing process will take advantage of a new forging technology developed by Otto Fuchs to forge lighter weight aluminum wheels, supplemented with Superior's own light weight low pressure process. The joint-venture expects to begin shipping wheels sometime in January 1997. The cost of the facility, currently estimated at $70 million, will be funded through capital contributions by each partner and long-term project financing.

         As the expansion programs came to completion during 1995 two events transpired which resulted in excess manufacturing capacity. First, the value of the Mexican peso experienced a precipitous decline in value relative to the U.S. dollar and the local Mexican economy entered into a severe recession. This, in turn, precipitated two further significant events. Immediately, the domestic Mexican automotive market evaporated, along with the market for the Company's product in Mexico. At the same time, however, the Company's Chihuahua, Mexico facility continued to ramp-up and ultimately became the Company's lowest cost based manufacturing facility.

         The second event was the softening of the domestic U.S. automotive market which was accentuated by harsh winter weather conditions in 1995 and in to 1996. Taken together, the slow-down of these two critical automotive markets have reduced the Company's production requirements thereby creating excess manufacturing capacity. Absent some improvements in one or both of the U.S. and Mexican automotive markets this excess capacity will adversely impact operating margins in 1996. Management is currently evaluating additional strategies to minimize the impact of this situation including further expansion of the Chihuahua, Mexico plant.

         Combined with existing production capabilities, these new and expanded facilities will bring Company-wide North American production capacity to over 12 million wheels annually.

         In response to the growing popularity of chrome-plated cast aluminum wheels, and as a result of the Company's successful development of the chrome-plating process, the Company in 1994 completed construction of a new state-of-the-art chrome-plating facility primarily to service the OEM market. The facility is located adjacent to the Company's Fayetteville, Arkansas wheel plant and shipments commenced in 1995. However, continuing technical problems at the chrome-plating facility may impact the results of operations in 1996. The Company is the only world-wide manufacturer of OEM cast aluminum wheels that is developing chrome-plating capability.

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

         In 1995, Ford awarded the Company the highly coveted "Full Service Supplier" award in recognition of its advanced design, engineering and program management capabilities. Superior is the only OEM wheel supplier in the world to achieve this status.

         In 1994 the Company was named by General Motors as one of the elite 171 suppliers selected from a total of 30,000 companies recognized as Worldwide Suppliers of the Year 1993. The award reflects the Company's ability to exceed specific performance standards established by GM relative to quality, service and price.

                                   Marketing

         Commencing January 1, 1996 the Company established a technical sales center in Detroit and terminated its relationship with a third party representative. The office will provide technical engineering and sales staff in closer proximity to the Company's major customers and will enhance the Company's already strong sales and technical resources to meet the ever demanding requirements of its OEM customers. Sales activities in Europe are supported by sales representative organizations. Sales activities for Mexico are managed internally. In addition, the Company's sales and marketing joint-venture with Topy maintains an office in Japan which adds local support to the Company's Japanese customers. The Company believes that it has maintained its long-standing relationships with OEMs on the basis of quality production with timely deliveries in accordance with OEM requirements, timely response to customer needs and competitive pricing.

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

         In 1995, the Company had approximately 425 aftermarket accounts operating through thousands of retail outlets. The Company's ten largest customers in 1995 accounted for approximately 72 percent of aftermarket sales.

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

         Customer orders for aftermarket products are normally shipped within ten days of receipt. As of December 31, 1995 and 1994, the Company had no significant backlog of such orders.

                              Seasonal Variations

         The automotive industry is cyclical and varies based on the timing of consumer purchases of vehicles and general economic conditions. Production schedules can vary significantly from quarter to quarter to meet customer scheduling demands. During the past few years, there has been no significant consistent seasonal variation.

                                   Suppliers

         The Company purchases substantial quantities of aluminum ingot for the manufacture of its cast aluminum road wheels. These purchases accounted for approximately 80 percent of the Company's total material requirements during 1995. The majority of the Company's requirements are met through purchase orders with several major domestic aluminum producers. Generally, the orders are fixed as to minimum and maximum quantities of aluminum which the producers must supply during the term of the orders, which is typically one-to-two years. The Company was able to successfully secure aluminum commitments from its primary suppliers at the beginning of 1995 to meet its production requirements. For 1996, the Company has procured contracts to meet the majority of its estimated aluminum ingot requirements.

         The aluminum market over the past several years has been extremely volatile. During 1994 worldwide production of aluminum was curtailed which resulted in increased aluminum prices throughout 1994 and 1995. Selling prices are adjusted for these raw material increases.

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

                            Research And Development

         The Company's policy is to continuously review, improve and develop engineering capabilities so that advance compliance with customer requirements are met in the most efficient and cost effective manner available. The Company strives to achieve this objective by attracting and retaining top engineering talent and by maintaining the latest state-of-the-art computer technology to support engineering development. Further in pursuit of this objective and to enhance customer relationships, the Company opened, in 1996, a technical center in Detroit which maintains a compliment of engineering staff centrally located near the Company's largest customers.

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

         Development of the Company's patented helium leak testing device for aluminum wheels has been a breakthrough in the Company's ongoing effort to provide the most efficient manufacturing processes and methods. These machines, which detect microscopic leaks at a rapid rate, are currently utilized in several of the Company's facilities. The Company is continuing to develop new and more advanced technologies in this field. In this regard, the Company has recently released the newest and most advanced model of the helium leak test machines to date, the HLT- 4000. Through its wholly-owned subsidiary, Superior Engineered Technologies, Inc., the Company has begun to market this technology and has made limited shipments of helium leak test machines to other companies since 1993.

         Further evidencing the Company's commitment towards diversifying its product lines and maintaining a leadership position in new technologies, shortly after year end 1995, the Company consumated a joint venture agreement with Aluminum Company of America ("Alcoa") to manufacture and sell a new line of cast aluminum wheels for commercial trucks and buses in the class 3 through 8 range. Class 3 through 8 vehicles include small or medium size wholesale and retail delivery trucks, airport-type courtesy vans, motor homes, buses and heavy duty over-the-road tractor trailer rigs. During 1995, the Company developed a cast aluminum wheel for this market and will manufacture wheels at its Van Nuys facility marketed under the Alcoa name through Alcoa's existing Wheel Division sales organization. The joint venture could serve as a basis for the Company to expand its technology to develop other cast aluminum parts.

         Through joint-ventures and development projects, technological advances, new processes and expanded engineering capabilities, the Company is positioning itself to become a full spectrum manufacturer of aluminum wheels as well as other aluminum products.

         The Company is currently engaged in 37 engineering programs for the development of OEM wheels for future model years, including several wheel models for Japanese, Latin American and European OEM manufacturers, including 5 engineering programs for the development of chrome-plated aluminum wheels.

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

                             Environmental Controls

         The Company's manufacturing facilities are subject to solid waste, water and air pollution control standards mandated by federal, state and local laws. Violators of these laws are subject to fines and in extreme cases plant closure. Although from time to time the Company has paid fines arising out of asserted violations of these standards, no such fines have been material in nature. The Company believes it is substantially in compliance with all standards presently applicable. Compliance with environmental regulations has necessitated changes in processes and equipment upgrades and may in certain instances require the acquisition of "trading credits". The 1995 annual cost of environmental compliance is approximately $1,200,000 and the Company anticipates spending no more than $1,000,000 relating to domestic capital expenditures for environmental equipment over the next two years. The Company will continue on an on-going basis to modify its processes in order to maintain compliance with federal, state and local laws. See Item 3. "Legal Proceedings" for information concerning the Company's involvement with certain United States Environmental Protection Agency activities.

                              Liability Insurance

         The Company maintains liability insurance including product liability, for limits it believes are appropriate to match the risks and exposures inherent to the Company's business. Over the past five years, the Company has never settled claims in excess of the coverage then in effect.

                                  Competition

         The business sectors in each of the Company's product areas are highly competitive. The Company is the world's largest supplier of cast aluminum road wheels for OEM installations and the Company believes it holds approximately 40 percent of the domestic market for cast aluminum road wheels for automotive installation. Since 1980 the demand for OEM cast aluminum road wheels has grown from approximately four percent of vehicle installations to almost 44 percent. The Company anticipated this eventuality and developed new state-of-the-art "world class" manufacturing facilities located closer to OEM final assembly plants. The Company believes that as a result it has become very competitive both in terms of cost and quality. The Company's primary competitor in the North American market is Hayes Wheels International, Inc.

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

                                   Employees

         As of December 31, 1995, the Company had approximately 4,500 full-time employees. At the present time approximately 80 employees at the Company's Tijuana, Mexico maquiladora, which polishes wheels for aftermarket applications, are covered by collective bargaining agreements.

         In March 1995 the International Union, United Automotive, Aerospace & Agricultural Implement Workers of American (the "UAW") filed a representation petition with the National Labor Relations Board ("NLRB") seeking an election among the production, maintenance and warehouse workers at the Company's Johnson City, Tennessee production facility. On May 26, 1995, a secret ballot election was conducted by the National Labor Relations Board at the Johnson City plant to determine if employees wished to be represented by the UAW. Employees voted 239 to 145 against representation by the UAW. In 1994, the employees of the Johnson City plant had already voted against representation by the same union.



                              ITEM 2.  PROPERTIES

     The Company maintains and operates 10 facilities (including an idle facility in Oskaloosa, Iowa) located in Arkansas, California, Iowa, Kansas, Tennessee, Puerto Rico, and Baja and Chihuahua, Mexico. The facilities encompass manufacturing, warehouse and office space in 15 buildings with approximately 2.2 million square feet. Six of the buildings are owned by the Company, with the remainder operated under lease agreements expiring at various dates through 2063.

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


                           ITEM 3.  LEGAL PROCEEDINGS

         In 1988, the Company was notified by the United States Environmental Protection Agency (EPA), that the Company is considered a potentially responsible party (PRP) for costs to clean up the Operating Industries, Inc.
(OII) site because of deposits, which were permitted and approved by appropriate regulatory agencies when made, at the site located in Monterey Park, California. The total costs to clean up the site cannot be determined but the EPA has informed all PRP's that such costs may exceed $500 million.
The PRP's are jointly and severally liable although it is possible that the EPA will accept contribution according to the severity of the deposits made. The Company's insurance carriers have been placed on notice and their insurance policies are currently under review to determine whether the Company's liability is covered by insurance. To date, by private agreement with the other settling defendants, the Company has paid $461,816, net of settlements from other parties, to settle its liability under the first three phases of clean-up. Based on facts now known to the Company, including the low level of participation claimed against the Company by the EPA and based on the number and financial strength of Companies with greater participation in the cleanup activities, management believes sufficient reserves have been established to cover the Company's ultimate financial exposure.

        On December 5, 1995, a class action complaint was filed in the United States District Court - Central District of California against the Company and certain of its officers and directors. The complaint is on behalf of all purchasers of the Company's common stock during the period from March 31, 1995 through September 7, 1995. The Complaint seeks unspecified damages, interest, attorney's fees and other costs and extraordinary equitable and/or injunctive relief. Management of the Company believes the action is without merit and intends to vigorously defend against the allegations in the Complaint.





                     (This space intentionally left blank)

                       ITEM 4.  SUBMISSION OF MATTERS TO
                           A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of 1995 to a vote of security holders through the solicitation of proxies or otherwise.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is information regarding executive officers of the Company who are not directors. Information regarding executive officers who are directors is contained in the Company's Proxy Statement issued in connection with its Annual Meeting of Stockholders scheduled to be held on May 17, 1996 which is incorporated herein by reference (1996 Proxy Statement). All executive officers are appointed annually by the Board of Directors and serve one-year terms. Also see "Employment Agreements" in the Company's 1996 Proxy Statement.

              Name                         Age             Position
              ----                         ---             --------
         Joseph T. D'Amico                 66       Vice President, Materiel
         Michael D. Dryden                 58       Vice President, International
                                                      Business Development
         Ronald F. Escue                   50       Vice President, General Manager -
                                                      Aftermarket Wheel Division
         James M. Ferguson                 47       Vice President, OEM Marketing Group
         Morris Herstein                   68       Vice President, Services
         John Knott                        55       Vice President, Manufacturing
         Daniel L. Levine                  37       Corporate Secretary and Assistant Treasurer
         Henry C. Maldini                  61       Vice President, Engineering
         Michael J. O'Rourke               34       Vice President, Program Administration
         Delbert J. Schmitz                63       Vice President, Aftermarket Marketing

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

Daniel L. Levine

         Mr. Levine became Corporate Secretary in March 1996. He is also responsible for overseeing the Company's taxes and assisting in the administration of corporate treasury activities, including risk management and credit. He joined Superior in 1990.

Henry C. Maldini

         Mr. Maldini was appointed Vice President, Engineering in June 1986. Previously he was Assistant Vice President, Engineering for the Company. He joined the Company in 1975.

Michael J. O'Rourke

         Mr. O'Rourke was appointed Vice President, Program Administration in July 1995. He is responsible to assist in the administration of OEM sales and marketing programs of the Company including executive oversight of the Company's Detroit technical sales center. Mr. O'Rourke joined Superior in 1987. Prior to his promotion he held various managerial positions in the marketing department.

Delbert J. Schmitz

         Mr. Schmitz was appointed Vice President, Aftermarket Marketing in January 1987 and is responsible for the marketing and sales of the Company's entire line of aftermarket accessories. Mr. Schmitz was employed as Vice President, Sales from 1972 until January 1987.





                     (This space intentionally left blank)

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


                      ITEM 7.  MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, the matters addressed in this item 7 constitute "forward-looking statements". Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management.

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

         None



                     (This space intentionally left blank)

                                    PART III


                   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
                               OF THE REGISTRANT

         Reference is made to Item 4. "Executive Officers of the Registrant" and the Company's 1996 Proxy Statement which is incorporated herein by reference.


                        ITEM 11.  EXECUTIVE COMPENSATION

         Reference is made to the Company's 1996 Proxy Statement which is incorporated herein by reference.


                    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         Reference is made to the Company's 1996 Proxy Statement which is incorporated herein by reference.


                      ITEM 13.  CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

         Reference is made to the Company's 1996 Proxy Statement which is incorporated herein by reference.





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

The following documents are filed as a part of this report:

(a)1.    Financial Statements

         The following financial statements of the Registrant, together with the Report of Independent Public Accountants, are included in the Annual Report, which is incorporated herein by reference, and filed herewith as part of this report:

         (1)     Report of Independent Public Accountants

         (2) Consolidated Statements of Income for each of the three years in the period ended December 31, 1995

         (3)     Consolidated Balance Sheets as of December 31, 1995 and 1994

         (4) Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1995

         (5) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995

         (6)     Notes to Consolidated Financial Statements

   2.    Supplemental Financial Statement Schedules

         The following report and schedule appear on pages 24 and 26 of this report:

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




                     (This space intentionally left blank)

 3.     Exhibits

 3.1       Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant's Annual
           Report on Form 10-K for the year ended December 31, 1994.)

 3.2       By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K
           for the year ended December 31, 1994.)

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

 9.4       Third Amendment to the Voting Trust Agreement.

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

10.39      Chief Executive Officer Annual Incentive Program dated May 9, 1994 between Louis L. Borick and the Registrant
           (Incorporated by reference to Exhibit 10.39 to Registrant's Annual Report on Form 10-K for the year ended
           December 31, 1994.)

10.40      Letter dated February 15, 1995 between Iftikhar H. Kazmi and the Registrant (Incorporated by reference to
           Exhibit 10.40 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

10.41      Amendment dated December 15, 1995 to Employment agreements between Registrant and Raymond C. Brown and R. Jeffrey
           Ornstein.

11.1       Computation of earnings per share (see Note 7 of "Notes to Consolidated Financial Statements" in the Annual Report
           to Shareholders which is incorporated herein by reference.)

13.1       1995 Annual Report to Shareholders

21.1       List of Subsidiaries of the Company

23.1       Consent of Arthur Andersen LLP, Independent Public Accountants for the Registrant

27.1       1995 Financial Data Schedule

1996 Proxy Statement

(b)      Reports of Form 8-K

         No reports on Form 8-K have been filed during the fourth quarter of 1995.





                     (This space intentionally left blank)

                      (This page intentionally left blank)

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To Superior Industries International, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Superior Industries International, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 13, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





ARTHUR ANDERSEN LLP

Los Angeles, California
February 13, 1996

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         March 22, 1996

                                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                                    By /s/ Louis L. Borick
                                       -----------------------------------------
                                           LOUIS L. BORICK
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Louis L. Borick                                        President,                      March 22, 1996
-----------------------                             Chairman of the Board
Louis L. Borick                                           and Director
                                                   (Principal Executive Officer)


/s/ R. Jeffrey Ornstein                               Vice President & CFO                 March 22, 1996
-----------------------                                    and Director
R. Jeffrey Ornstein                                (Principal Financial Officer)


/s/ Raymond C. Brown                                  Senior Vice President                March 22, 1996
-----------------------                                     and Director
Raymond C. Brown

/s/ Sheldon I. Ausman                                       Director                       March 22, 1996
-----------------------
Sheldon I. Ausman

/s/ Steven J. Borick                                        Director                       March 22, 1996
-----------------------
Steven J. Borick

/s/ Philip W. Colburn                                       Director                       March 22, 1996
-----------------------
Philip W. Colburn

/s/ V. Bond Evans                                           Director                       March 22, 1996
-----------------------
V. Bond Evans

/s/ Jack H. Parkinson                                       Director                       March 22, 1996
-----------------------
Jack H. Parkinson

                                    Page 25

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         March 22, 1996

                                       SUPERIOR INDUSTRIES INTERNATIONAL, INC.


                                       By
                                          -------------------------------------
                                          LOUIS L. BORICK
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                          President,                     March 22, 1996
---------------------------                         Chairman of the Board
Louis L. Borick                                          and Director
                                                 (Principal Executive Officer)

                                                    Vice President & CFO                 March 22, 1996
---------------------------                              and Director
R. Jeffrey Ornstein                              (Principal Financial Officer)


                                                      Senior Vice President              March 22, 1996
---------------------------                               and Director
Raymond C. Brown

                                                            Director                     March 22, 1996
---------------------------
Sheldon I. Ausman

                                                            Director                     March 22, 1996
---------------------------
Steven J. Borick

                                                            Director                     March 22, 1996
---------------------------
Philip W. Colburn

                                                            Director                     March 22, 1996
---------------------------
V. Bond Evans

                                                            Director                     March 22, 1996
---------------------------
Jack H. Parkinson

                                    Page 25

            SUPERIOR INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                        ALLOWANCE FOR DOUBTFUL ACCOUNTS



BALANCE AT DECEMBER 31, 1992                                         $ 832,000


ADD (DEDUCT):
            PROVISION                                                        -
            RECOVERIES                                                  13,000
            ACCOUNTS WRITTEN OFF                                      (276,000)
                                                                     ---------

BALANCE AT DECEMBER 31, 1993                                           569,000


ADD (DEDUCT):
            PROVISION                                                        -
            RECOVERIES                                                   1,000
            ACCOUNTS WRITTEN OFF                                       (29,000)
                                                                     ---------

BALANCE AT DECEMBER 31, 1994                                           541,000
                                                                     ---------


ADD (DEDUCT):
            PROVISION                                                  244,000
            RECOVERIES                                                  20,000
            ACCOUNTS WRITTEN OFF                                       (83,000)
                                                                     ---------

BALANCE AT DECEMBER 31, 1995                                         $ 722,000
                                                                     =========