Form 10-Q
period 1996-03-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 1996-05-15
CIK 95552

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

- --------------------------------------------------------------------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                    YES    X                 NO
                         -----                  -----


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

                                                                                 OUTSTANDING AT
                    CLASS OF COMMON STOCK                                          MAY 6, 1996
                    ---------------------                                        ----------------
                       $.50 PAR VALUE                                               28,777,161

                          PART 1 FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                  MARCH 31,   DECEMBER 31,
                                                    1996          1995
                                                ------------  ------------
ASSETS
   CURRENT ASSETS:
      Cash and equivalents                        $ 12,688      $  3,366
      Marketable securities, at the lower of
         cost or market                              6,347         7,813
      Receivables, net                              70,989        70,889
      Inventories
         Raw materials                              17,554        18,485
         Work in process                            12,604        12,815
         Finished goods                             21,028        22,523
                                                  --------      --------
                                                    51,186        53,823

      Other current assets                           6,277         6,768
                                                  --------      --------
           Total current assets                    147,487       142,659
                                                  --------      --------

   PROPERTY, PLANT AND EQUIPMENT, net              174,477       177,538
   OTHER ASSETS                                     21,385        21,573
                                                  --------      --------
                                                  $343,349      $341,770
                                                  ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
      Notes payable and current portion
         of long-term debt                        $  8,824      $ 13,628
      Accounts payable                              42,221        46,920
      Accrued liabilities                           22,077        18,981
      Income taxes payable                           6,974         2,217
                                                  --------      --------
           Total current liabilities                80,096        81,746
                                                  --------      --------

   LONG-TERM DEBT, net                               5,765         5,814
   OTHER LONG-TERM LIABILITIES                      16,742        17,207
   DEFERRED INCOME TAXES                             7,850         7,850
   SHAREHOLDERS' EQUITY                            232,896       229,153
                                                  --------      --------

                                                  $343,349      $341,770
                                                  ========      ========


See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                  Three Months Ended
                                                       March 31,
                                                1996              1995
                                            ------------       ------------
NET SALES                                   $    121,461       $    134,360
Cost of Sales                                     99,737            102,941
                                            ------------       ------------

Gross Profit                                      21,724             31,419

Selling, general and administrative
   expenses                                        4,832              5,121
                                            ------------       ------------

INCOME FROM OPERATIONS                            16,892             26,298

Other Income (Expense):
   Interest expense                                 (481)              (598)
   Miscellaneous, net                             (2,714)              (369)
                                            ------------       ------------
                                                  (3,195)              (967)
                                            ------------       ------------

INCOME BEFORE INCOME TAXES                        13,697             25,331

Income Taxes                                       5,068              9,606
                                            ------------       ------------

NET INCOME                                  $      8,629       $     15,725
                                            ============       ============

EARNINGS PER SHARE                          $       0.30       $       0.53
                                            ============       ============

Weighted Average and Equivalent Shares
   Outstanding                                29,122,000         29,914,000
                                            ============       ============


See notes to consolidated condensed financial statements.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                               Three Months Ended
                                                                    March 31,
                                                             1996             1995
                                                           --------         -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                  $ 22,552         $ 5,127

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of short-term borrowings                       (4,800)         (4,567)
   Stock options exercised                                      206             235
   Payments of long-term debt                                   (53)           (620)
   Cash dividends                                            (1,444)         (1,332)
   Repurchases of common stock                               (3,886)           (754)
                                                           --------         -------
NET CASH USED IN FINANCING ACTIVITIES                        (9,977)         (7,038)
                                                           --------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment, net           (1,755)         (7,844)
   Investment in Unconsolidated 50/50 Joint Venture          (2,855)             --
   Proceeds from sales of marketable securities               1,357           7,372
                                                           --------         -------


NET CASH USED IN INVESTING ACTIVITIES                        (3,253)           (472)
                                                           --------         -------

Net Increase/(Decrease) in Cash and Equivalents               9,322          (2,383)

Cash and Equivalents at Beginning of Period                   3,366           5,884
                                                           --------         -------

Cash and Equivalents at End of Period                      $ 12,688         $ 3,501
                                                           ========         =======


See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)
           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                      Valuation
                                                                                      Adjustment
                                       Common Stock                                       to
                                  ----------------------   Additional    Cumulative   Marketable
                                   Number of                 Paid-In    Translation   Securities  Retained
                                    Shares       Amount      Capital     Adjustment    Portfolio  Earnings      Total
                                  -----------   --------   ----------   -----------   ----------  ---------   ---------
Balances at
   December 31, 1995               29,029,007   $ 14,514     $ 38,911     $(13,828)      $(652)   $ 190,208   $ 229,153

Net  income                              --         --           --           --          --          8,628       8,628

Foreign currency
   translation, including
   related tax benefit                   --         --           --            347        --           --           347

Cash dividends
   ($.05/share)                          --         --           --           --          --         (1,444)     (1,444)

Repurchases of
   common stock                      (158,100)       (78)      (3,807)        --          --           --        (3,885)

Stock options
   exercised, including
   related tax
   benefit                             17,497          8          198         --          --           --           206

Valuation adjustment to
       marketable securities
       portfolio                         --         --           --           --          (109)        --          (109)
                                  -----------   --------     --------     --------       -----    ---------   ---------
Balances at
   March 31, 1995                  28,888,404   $ 14,444     $ 35,302     $(13,481)      $(761)   $ 197,392   $ 232,896
                                  ===========   ========     ========     ========       =====    =========   =========


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

     In the opinion of Management, the accompanying unaudited consolidated condensed financial statements of Superior Industries International, Inc. and subsidiaries (the "Company") contain all the adjustments necessary to present fairly the financial position of the Company as of March 31, 1996, and 1995, and the results of its operations and cash flows for the three months ended March 31, 1996 and 1995.

2. Per share amounts are based on the weighted average number of shares of common stock outstanding and common stock equivalents, when dilutive, during the period.

3. Interest paid, net of amounts capitalized, was $186,000 and $257,000 for the three months ended March 31, 1996, and March 31, 1995, respectively. Interest amounts capitalized were $0 and $453,000 for the three months ended March 31, 1996 and March 31, 1995, respectively. Taxes paid were $496,000 and $1,073,000 for the three months ended March 31, 1996 and March 31, 1995, respectively.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF SALES BY PRODUCT LINE

                                                    ($000's)
                                                                            Increase
                                                                           (Decrease)
For the Three Months Ended March 31,           1996          1995          Over 1995
- ------------------------------------         ---------     ---------       ----------

OEM CAST ALUMINUM ROAD WHEELS                $112,646      $ 124,543         (9.6)%

AFTERMARKET                                     8,815          9,817        (10.2)%
                                             ---------     ---------

                                             $121,461      $ 134,360         (9.6)%
                                             =========     =========

RESULTS OF OPERATIONS

Net sales were $121.5 million for the quarter ended March 31, 1996, representing a decrease of 9.6 percent compared to the same quarter in 1995. Lower net sales resulted from the General Motors strike which curtailed operations at our Pittsburg, Kansas and Johnson City, Tennessee plants and the unusually harsh weather in January. The aluminum content of selling prices to OEM customers reflecting lower prices and costs also reduced sales dollar amounts. For the quarter, production of vehicles by Ford and GM that utilize the Company's cast aluminum road wheels decreased by an estimated 18 percent while unit shipments of the Company's OEM cast aluminum road wheels only decreased approximately 2 percent compared to prior year levels. This would imply that the installation of aluminum wheels on new cars and light trucks is continuing to increase. Shipments to our Japanese and European customers are up 40 percent over last year and now represent 6 percent of our OEM sales.

Net sales in the aftermarket business decreased 10.2 percent for the quarter ended March 31, 1996, as compared to the same quarter in 1995. Sales in the aftermarket road wheel product line decreased 15.7 percent while the accessories line had a small gain of 1.9 percent. This business was impacted by the previously discussed weather conditions and the overall industry sluggishness. The introduction of new road wheel products during the first quarter is expected to result in higher sales orders during the second quarter.

The gross margin was 17.9 percent for the quarter, versus 23.4 percent for the comparable period in 1995. Reduced gross profit margins reflect the impact of bad weather and the General Motors strike on plant utilization rates.

For the quarter, selling, general and administrative expenses decreased $289,000. But as a percentage of net sales they remained relatively flat with the related quarter in

1995, at 4.0 percent compared to 3.8 percent last year. Selling expenses will be reduced as a result of opening a local full service sales office in Detroit.

Interest expense for the first quarter was down $117,000 or 19.5 percent compared to the related quarter in 1995 because of continuing prepayments of long term debt.

Miscellaneous, net increased $2.1 million for the quarter ended March 31, 1996, over the same period in 1995 principally as a result of $2.9 million of pre-production costs related to the new Fayetteville chrome plating plant. Higher pre-production costs reflect continuing technical problems at the chrome plant. There have been efforts made to reduce costs in the plating plant by managing labor costs by reductions and staggered shifts to reduce backlogs in the production process. Miscellaneous, net was additionally impacted by lower levels of interest income as the Company liquidated short-term investments to meet daily cash requirements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $22.6 million for the three months ended March 31, 1996.

Cash was utilized to fund $1.8 million of capital expenditures primarily for plant expansion activities relating to the Fayetteville chrome-plating facility. Additionally, the Company advanced $2.8 million for initial construction and equipment deposits for its joint venture with German-based Otto Fuchs Metallwerke, in Tatabanya, Hungary. The joint-venture, which will operate under the name Suoftec Light Metal Products KFT will produce both light weight forged and cast aluminum wheels to the European automotive industry. Cash was also used to reduce outstanding lines of credit and repurchase the Company's common stock, pursuant to its 1995 stock repurchase program. Approximately 900,000 shares have been repurchased under the current authorization. An additional million shares were authorized recently by the Board of Directors.

Working capital and current ratio were $67.4 million and 1.8:1 versus $60.9 million and 1.7:1 at March 31, 1996 and December 31, 1995, respectively. Long-term debt to total capitalization ratio improved to 2.4 percent at quarter end versus 2.5 percent at year end. Cash and short term investments as of March 30, 1996 were 19 million. The Company's cash position is sufficient to liquidate all remaining debt.

                            PART II OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits - Exhibit-27, Financial Data Schedule

(b) Reports on Form 8-K - There were no reports filed during the quarter ended March 31, 1996



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

                                 SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                                 ---------------------------------------
                                 (Registrant)

Date  05/13/96                   /s/ LOUIS L. BORICK
                                 ________________________________________
                                 Louis L. Borick
                                 President and Chairman of the Board

Date  05/13/96                   /s/ JEFFREY ORNSTEIN
                                 ________________________________________
                                 R. Jeffrey Ornstein
                                 Vice President and CFO