Form 10-Q
period 1996-06-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 1996-08-14
CIK 95552

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996


   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                         For the transition period from
                             _________ to _________


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

Indicate by check mark whether the registrant (1) has filed all reports required filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the 90 days.

                    YES     X                            NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                  Outstanding at
              Class of Common Stock               August 5, 1996
             $.50 Par Value                      28,432,156 Shares

                          PART 1 FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                               JUNE 30,      DECEMBER 31,
                                                                   1996            1995
                                                            ------------     -----------
ASSETS
   CURRENT ASSETS:
      Cash and equivalents                                  $    17,968      $    3,366
      Short-term investments, at the lower of
         cost or market                                           7,240           7,813
      Receivables, net                                           76,040          70,889
      Inventories
         Raw materials                                           14,819          18,485
         Work in process                                         13,183          12,815
         Finished goods                                          15,704          22,523
                                                            ------------     -----------
                                                                 43,706          53,823

      Other current assets                                        6,137           6,768
                                                            ------------     -----------
           Total current assets                                 151,091         142,659
                                                            ------------     -----------

   PROPERTY, PLANT AND EQUIPMENT, net                           170,798         177,538
   OTHER ASSETS                                                  31,777          21,573
                                                            ------------     -----------
                                                            $   353,666      $  341,770
                                                            ============     ===========



LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Notes payable and current portion
         of long-term debt                                  $     8,824      $   13,628
      Accounts payable                                           46,245          46,920
      Accrued liabilities                                        25,499          18,981
      Income taxes payable                                        6,821           2,217
                                                            ------------     -----------
           Total current liabilities                             87,389          81,746
                                                            ------------     -----------

   LONG-TERM DEBT, net                                            5,711           5,814
   OTHER LONG-TERM LIABILITIES                                   16,668          17,207
   DEFERRED INCOME TAXES                                          7,850           7,850
   SHAREHOLDERS' EQUITY                                         236,048         229,153
                                                            ------------     -----------

                                                            $   353,666      $  341,770
                                                            ============     ===========




   See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                             Three Months Ended
                                                                  June 30,
                                                          1996              1995
                                                      -----------       -----------
NET SALES                                              $  137,554      $    142,761
Cost of Sales                                             107,198           108,561
                                                       -----------     -------------

Gross Profit                                               30,356            34,200

Selling, general and administrative
   expenses                                                 5,529             5,575
                                                       -----------     -------------

INCOME FROM OPERATIONS                                     24,827            28,625

Other Income (Expense):
   Interest expense                                          (422)             (972)
   Interest income                                            186               329
   Miscellaneous, net                                      (2,655)           (1,049)
                                                       -----------     -------------
                                                           (2,891)           (1,692)
                                                       -----------     -------------

INCOME BEFORE INCOME TAXES                                 21,936            26,933

Income Taxes                                                8,027            10,234
                                                       -----------     -------------


Net Income                                             $   13,909      $     16,699
                                                       ===========     =============

EARNINGS PER SHARE                                     $     0.48      $       0.56
                                                       ===========     =============

Weighted Average and Equivalent Shares
   Outstanding                                         28,998,000        29,984,000
                                                       ===========     =============





See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                            Six Months Ended
                                                                  June 30,
                                                            1996              1995
                                                      -----------       -----------
NET SALES                                             $  259,015      $    277,121
Cost of Sales                                            206,935           211,502
                                                      -----------     -------------

Gross Profit                                              52,080            65,619

Selling, general and administrative
   expenses                                               10,361            10,696
                                                      -----------     -------------

INCOME FROM OPERATIONS                                    41,719            54,923

Other Income (Expense):
   Interest expense                                         (903)           (1,570)
   Interest income                                           360               716
   Miscellaneous, net                                     (5,543)           (1,805)
                                                      -----------     -------------
                                                          (6,086)           (2,659)
                                                      -----------     -------------

INCOME BEFORE INCOME TAXES                                35,633            52,264

Income Taxes                                              13,095            19,840
                                                      -----------     -------------


Net Income                                            $   22,538      $     32,424
                                                      ===========     =============

EARNINGS PER SHARE                                    $     0.78      $       1.08
                                                      ===========     =============

Weighted Average and Equivalent Shares
   Outstanding                                        29,023,000        29,949,000
                                                      ===========     =============





See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (DOLLARS IN THOUSANDS)


                                                               Six Months Ended
                                                                   June 30,
                                                               1996            1995
                                                         -----------       ---------

  NET CASH PROVIDED BY OPERATING ACTIVITIES            $     51,923      $   14,824

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term borrowings                                   (4,800)         (9,557)
     Stock options exercised                                    525           1,161
     Payments of long-term debt                                (107)           (156)
     Cash dividends                                          (3,223)         (2,815)
     Repurchases of common stock                            (13,117)           (754)
                                                         -----------       ---------


  NET CASH USED IN FINANCING ACTIVITIES                     (20,722)        (12,121)
                                                         -----------     -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment, net         (6,327)        (13,790)
     Investment in Unconsolidated 50/50 Joint Venture       (10,651)            -
     Proceeds from sales of short-term investments              379           7,749
                                                         -----------     -----------

  NET CASH USED IN INVESTING ACTIVITIES                     (16,599)         (6,041)
                                                         -----------     -----------

  Net Increase (Decrease) in Cash and Equivalents            14,602          (3,338)

  Cash and Equivalents at Beginning of Period                 3,366           5,884
                                                         -----------     -----------

  Cash and Equivalents at End of Period                $     17,968      $    2,546
                                                         ===========     ===========






See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)
           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                             Valuation
                                             Common Stock                                    Adjustment
                                     -----------------------    Additional    Cumulative         to
                                      Number of                  Paid-In      Translation    Short-term     Retained
                                        Shares        Amount     Capital      Adjustment    Investments     Earnings   Total
                                     ----------   ----------  ----------      ----------    ----------    ----------  ----------

Balances at
   December 31, 1995                 29,029,007   $  14,514     $  38,911      $ (13,828)     $    (652)  $ 190,208   $ 229,153

Net  income                               -            -            -             -              -           22,538      22,538

Foreign currency
   translation, net of
   related deferred
   income taxes                           -            -            -               366          -             -            366

Cash dividends
   ($.11/share)                           -            -            -             -              -           (3,223)     (3,223)

Repurchases of
   common stock                        (499,600)       (250)      (12,868)        -              -             -        (13,118)

Stock options
   exercised, including
   related tax
   benefit                               30,549          15           511         -              -             -            526

Valuation adjustment to
      short-term investments              -            -            -             -                (194)       -           (194)
                                     ----------  ----------    ----------     ----------     ----------  ----------  ----------
Balances at
   June 30, 1996                     28,559,956   $  14,280     $  26,554      $(13,462)      $    (846)  $ 209,522   $ 236,048
                                     ==========  ==========    ==========     ==========     ==========  ==========  ==========





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

         In the opinion of Management, the accompanying unaudited consolidated condensed financial statements of Superior Industries International, Inc. and subsidiaries (the "Company") contain all adjustments necessary, which are of a normal and recurring nature, to present fairly the financial position of the Company as of June 30, 1996, and the results of its operations and cash flows for the three month and six month periods ended June 30, 1996 and 1995.

   2. Per share amounts are based on the weighted average number of shares of common stock outstanding and common stock equivalents, when dilutive, during the period.

   3. Interim financial reporting standards require management to make estimates that are based on assumptions regarding the outcome of future events and circumstances not known at the present time. Inevitably, some assumptions may not materialize and unanticipated events and circumstances may occur which vary from those estimates and such variations may significantly affect the Company's future results.

   4. Interest paid, net of amounts capitalized , was $903,000 and $1,669,000 for the six months ended June 30, 1996, and June 30, 1995, respectively. Interest amounts capitalized were $0 and $541,000 for the six months ended June 30, 1996 and June 30, 1995, respectively. Taxes paid were $7,641,000 and $18,212,000 for the six months ended June 30, 1996 and June 30, 1995, respectively.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF SALES BY PRODUCT LINE

                                                                      ($000's)                      Increase
                                                                                                  (Decrease)
For the Three Months Ended June 30,                                 1996              1995         Over 1995
- -----------------------------------                       --------------   ---------------    --------------
OEM CAST ALUMINUM ROAD WHEELS                             $      128,703   $       132,338            (2.8)%

AFTERMARKET                                                        8,851            10,423           (15.1)%
                                                          --------------   ---------------

                                                          $     137,554    $       142,761            (3.7)%
                                                          =============    ===============



For the Six Months Ended June 30,
- ---------------------------------


OEM CAST ALUMINUM ROAD WHEELS                             $      241,349   $       256,881            (6.0)%

AFTERMARKET                                                       17,666            20,240           (12.7)%
                                                          --------------   ---------------

                                                          $     259,015    $       277,121            (6.5)%
                                                          =============    ===============



RESULTS OF OPERATIONS

Net sales were $137.6 million and $259.0 for the quarter and six months ended June 30, 1996, representing a decrease of 3.7 and 6.5 percent, respectively, from comparable periods in 1995. Lower net sales resulted from the aluminum content of selling prices to OEM customers reflecting lower prices and costs. For the quarter and six months, OEM unit shipments to customers increased 6.6 percent and 2.6 percent, respectively, over comparable periods in 1995. Production of vehicles by Ford and GM that utilize the Company's cast aluminum wheels increased by an estimated 4.5 percent for the quarter and decreased 7.1 percent for the six months over comparable periods in 1995. Compared against the Company's increased shipments, this shows a continued trend toward greater installation of aluminum wheels on vehicles that are being produced. Although still a relatively small portion of our business, shipments to our Japanese and European customers are up almost 100 percent over last year and now represent
4.5 percent of OEM units shipped.

Net sales in the aftermarket business decreased 15.1 percent and 12.7 percent for the quarter and six months ended June 30, 1996, as compared to the same periods in 1995. Sales in the aftermarket reflect competitive market pressure.

The gross margin was 22.1 percent and 20.1 percent for the quarter and six months versus 24.0 percent and 23.7 percent for the comparable periods in 1995. Reduced gross profit margins result from the lower plant utilization at certain plants and continued pricing pressure by our OEM customers.

Selling, general and administrative expenses, were relatively flat as a percentage of net sales for the related quarter and six months, at 4.0 percent compared to 3.9 percent in the same period last year.

Interest expense for the second quarter and six months in 1996 was down $550,000 and 667,000 respectively compared to 1995. This is a decrease of 56.6 percent and 42.5 percent, respectively, and reflects planned prepayments of senior debt at the end of 1995.

Interest income was down $143,000 and $356,000 for the quarter and six months ended June 30, 1996 compared to 1995. The Company liquidated short-term investments to meet daily cash requirements thereby causing lower interest income.

Miscellaneous expense increased $1.6 million and $3.8 million for the quarter and six months ended June 30, 1996, over the same period in 1995. These increases are principally a result of $2.8 million and $5.7 million, respectively, of pre-production costs related to the new Fayetteville chrome plating plant. Higher pre-production costs reflect continuing technical problems at the chrome plant. The company has instituted major improvements in the chrome plant which are now expected to result in decreases in our operating costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $29.4 million and $51.9 million for the three months and six months ended June 30, 1996.

Cash was utilized to fund $4.6 million of capital expenditures for plant improvements and equipment replacement during the quarter ended June 30, 1996. Additionally, during the same period, the Company advanced $7.8 million for initial construction and equipment deposits for its joint venture with German-based Otto Fuchs Metallwerke, in Tatabanya, Hungary. The joint-venture, which will operate under the name Suoftec Light Metal Products KFT will produce both light weight forged and cast aluminum wheels to the European automotive industry. Cash was also used to reduce outstanding lines of credit and repurchase the Company's common stock, pursuant to its 1995 stock repurchase program.

Working capital and current ratio were $63.7 million and 1.7:1 versus $86.0 million and 1.8:1 at June 30, 1996 and 1995, respectively. Long-term debt to total capitalization ratio improved to 2.4 percent at quarter end versus 2.5 percent at year end. Cash and short term investments as of June 30, 1996 were $25.2 million. The Company's cash position is sufficient to liquidate all remaining debt.

USE OF FORWARD LOOKING STATEMENTS

Certain statements included in this report which are not historical in nature are forward looking statements within the meaning of the Private Securities Legislation Act of 1995. Forward looking statements regarding the Company's future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in forward looking statements due to a variety of factors. Factors that may impact such forward looking statements include, among others, changes in the condition of the industry, changes in general economic conditions and the success of the Company's strategic and operating plans.

                           PART II OTHER INFORMATION



                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits - Exhibit 27, Financial Data Schedule

(b) Reports on Form 8-K - There were no reports filed during the quarter ended June 30, 1996.








                     (This space intentionally left blank.)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                    ---------------------------------------
                   (Registrant)


Date     08/12/96      /s/ Louis L. Borick
         --------      ---------------------------------------
                           Louis L. Borick
                           President and Chairman of the Board



Date     08/12/96     /s/ R. Jeffrey Ornstein
         --------     ----------------------------------------
                          R. Jeffrey Ornstein
                          Vice President and CFO