Form 10-Q
period 1996-09-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 1996-11-05
CIK 95552

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

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

                                                  Outstanding at
          Class of Common Stock                  October 28, 1996
             $.50 Par Value                      28,382,216 Shares

                          PART 1 FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                           1996            1995
                                                   -------------    ------------
ASSETS
   CURRENT ASSETS:
      Cash and equivalents                             $ 27,440        $  3,366
      Short-term investments, at the lower of
         cost or market                                   5,062           7,813
      Receivables, net                                   70,349          70,889
      Inventories
         Raw materials                                   15,200          18,485
         Work in process                                 11,685          12,815
         Finished goods                                  15,503          22,523
                                                       --------        --------
                                                         42,388          53,823

      Other current assets                                7,003           6,768
                                                       --------        --------
           Total current assets                         152,242         142,659
                                                       --------        --------

   PROPERTY, PLANT AND EQUIPMENT, net                   164,472         177,538
   OTHER ASSETS                                          32,001          21,573
                                                       --------        --------
                                                       $348,715        $341,770
                                                       ========        ========


LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Notes payable and current portion
         of long-term debt                             $  8,824        $ 13,628
      Accounts payable                                   36,720          46,920
      Accrued liabilities                                30,249          21,198
                                                       --------        --------
           Total current liabilities                     75,793          81,746
                                                       --------        --------

   LONG-TERM DEBT, net                                    5,657           5,814
   OTHER LONG-TERM LIABILITIES                           17,350          17,207
   DEFERRED INCOME TAXES                                  8,050           7,850
   SHAREHOLDERS' EQUITY                                 241,865         229,153
                                                       --------        --------
                                                       $348,715        $341,770
                                                       ========        ========




   See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                            Three Months Ended
                                                                September 30,
                                                            1996              1995
                                                     -----------       -----------
  NET SALES                                          $   120,447       $   113,176
  Cost of Sales                                           96,038            92,286
                                                     -----------       -----------

  Gross Profit                                            24,409            20,890

  Selling, general and administrative
     expenses                                              4,587             4,507
                                                     -----------       -----------

  INCOME FROM OPERATIONS                                  19,822            16,383

  Other Expense:
     Interest expense                                       (236)             (959)
     Interest income                                         232               277
     Miscellaneous, net                                   (1,750)           (2,661)
                                                     -----------       -----------
                                                          (1,754)           (3,343)
                                                     -----------       -----------

  INCOME BEFORE INCOME TAXES                              18,068            13,040

  Income Taxes                                             6,640             4,755
                                                     -----------       -----------


  NET INCOME                                         $    11,428       $     8,285
                                                     ===========       ===========
  EARNINGS PER SHARE                                 $      0.40       $      0.28
                                                     ===========       ===========
  Weighted Average and Equivalent Shares
     Outstanding                                      28,605,000        30,123,000
                                                     ===========       ===========



  See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                             Nine Months Ended
                                                                September 30,
                                                            1996              1995
                                                      ----------        ----------
  NET SALES                                           $  379,462        $  390,297
  Cost of Sales                                          302,973           303,788
                                                      ----------        ----------

  Gross Profit                                            76,489            86,509

  Selling, general and administrative
     expenses                                             14,948            15,203
                                                      ----------        ----------

  INCOME FROM OPERATIONS                                  61,541            71,306

  Other Income (Expense):
     Interest expense                                     (1,139)           (2,529)
     Interest income                                         592               993
     Miscellaneous, net                                   (7,293)           (4,466)
                                                      ----------        ----------
                                                          (7,840)           (6,002)
                                                      ----------        ----------

  INCOME BEFORE INCOME TAXES                              53,701            65,304

  Income Taxes                                            19,735            24,595
                                                      ----------        ----------

  NET INCOME                                          $   33,966        $   40,709
                                                      ==========        ==========

  EARNINGS PER SHARE                                  $     1.18        $     1.36
                                                      ==========        ==========

  Weighted Average and Equivalent Shares
     Outstanding                                      28,882,000        30,007,000
                                                      ==========        ==========



  See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (DOLLARS IN THOUSANDS)


                                                                  Nine Months Ended
                                                                     September 30,
                                                                 1996            1995
                                                             --------        --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                  $ 68,947        $ 31,889

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term borrowings                                     (4,800)        (16,442)
     Stock options exercised                                      533           2,756
     Payments of long-term debt                                  (161)         (5,773)
     Cash dividends                                            (4,872)         (4,298)
     Repurchases of common stock                              (17,197)         (2,534)
                                                             --------        --------

  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (26,497)        (26,291)
                                                             --------        --------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment, net           (7,490)        (18,501)
     Proceeds from sales of marketable securities                 364          15,071
     Investment in Hungarian joint venture                    (11,250)         (4,775)
     Purchases of marketable securities                           -               -
                                                             --------        --------

  NET CASH USED IN INVESTING ACTIVITIES                       (18,376)         (8,205)
                                                             --------        --------

  Net Increase/(Decrease) in Cash and Equivalents              24,074          (2,607)

  Cash and Equivalents at Beginning of Period                   3,366           5,884
                                                             --------        --------

  Cash and Equivalents at End of Period                      $ 27,440        $  3,277
                                                             ========        ========



  See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)
           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                    Valuation
                                   Common Stock                                     Adjustment
                            ------------------------    Additional    Cumulative        to
                              Number of                  Paid-In      Translation   Marketable    Retained
                                Shares        Amount     Capital      Adjustment    Securities    Earnings      Total
                            -----------     --------     ---------    -----------   ----------  ----------   --------
Balances at
   December 31, 1995         29,029,007     $14,514       $38,911      $(13,828)        $(652)   $190,208    $229,153

Net income                        -            -            -             -             -          33,966      33,966

Foreign currency
   translation, net of
   related deferred
   income taxes                   -            -            -               380         -            -            380

Cash dividends
   ($.17/share)                   -            -            -             -             -          (4,872)     (4,872)

Repurchases of
   common stock                (665,600)       (332)      (16,865)        -             -            -        (17,197)

Stock options
   exercised, including
   related tax
   benefit                       31,809          16           517         -             -            -            533

Valuation adjustment to
       marketable securities      -            -            -             -               (98)       -            (98)
                             ----------     -------      --------      --------         -----    --------    --------
Balances at
   September 30, 1996        28,395,216     $14,198      $ 22,563      $(13,448)        $(750)   $219,302    $241,865
                             ==========     =======      ========      ========         =====    ========    ========




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

         In the opinion of Management, the accompanying unaudited consolidated condensed financial statements of Superior Industries International, Inc. and subsidiaries (the "Company") contain all adjustments necessary, which are of a normal and recurring nature, to present fairly the financial position of the Company as of September 30, 1996, and the results of its operations and cash flows for the three month and nine month periods ended September 30, 1996 and 1995.

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

 4. Interest paid, net of amounts capitalized, was $844,000 and $2,529,000 for the nine months ended September 30, 1996, and September 30, 1995, respectively. Interest amounts capitalized were $0 and $739,000 for the nine months ended September 30, 1996 and September 30, 1995, respectively. Taxes paid were $16,402,000 and $23,297,000 for the nine months ended September 30, 1996 and September 30, 1995, respectively.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF SALES BY PRODUCT LINE

                                                                       (000's)
                                                                                                    Increase
                                                                                                  (Decrease)
For the Three Months Ended September 30,                            1996              1995         Over 1995
----------------------------------------                  --------------   ---------------    --------------
OEM CAST ALUMINUM ROAD WHEELS                             $      113,130   $       105,457              7.3%

AFTERMARKET                                                        7.317             7,719            (5.2)%
                                                          --------------   ---------------
                                                          $      120,447   $       113,176              6.4%
                                                          ==============   ===============

For the Nine Months Ended September 30,
---------------------------------------

OEM CAST ALUMINUM ROAD WHEELS                             $      354,479   $       362,338            (2.2)%


AFTERMARKET                                                       24,983            27,959           (10.6)%
                                                          --------------   ---------------

                                                          $      379,462   $       390,297            (2.8)%
                                                          ==============   ===============

RESULTS OF OPERATIONS

OEM net sales were $113.1 million for the quarter ended September 30, 1996 representing an increase of 7.3 percent over the comparable period in 1995. Higher net sales resulted from higher unit shipments. OEM net sales declined
2.2 percent to $354.5 million for the nine months compared to 1995. The decline in year to date net sales from the comparable period in 1995 reflect reduced prices due to lower aluminum costs which flow through to our major OEM customers. Unit shipments of OEM cast aluminum wheels increased 16.4 percent for the quarter and increased 6.7 percent for the nine months compared to prior year levels. Installation of aluminum wheels on domestic automobiles and light trucks increased as overall production of these vehicles increased 6.9 percent for the quarter but decreased 1.7 percent for the nine months ended September 1996 compared to the same period last year. Wheel shipments to customers other than Ford and GM were also up compared to the related period last year. The result of this increase brings the international portion of our business to nearly 6 percent of our total OEM business.

Net sales in the aftermarket business decreased 5.2 percent and 10.6 percent for the quarter and nine months ended September 30, 1996, respectively, from comparable periods in 1995. This is attributable to a general slowdown in the entire automotive aftermarket accessory business.

Gross margins were 20.3 percent and 20.2 percent for the quarter and nine months ended September 30, 1996, respectively, versus 18.5 and 22.2 percent for the comparable periods in 1995. Increased gross profit margins reflect the increase in our plant utilization rate over the same quarter last year.

Selling, general and administrative expenses, as a percentage of net sales, are about flat with last year's three and nine month periods at approximately 3.9 percent. For the nine months ended September 30, 1996, selling, general and administrative expenses, have declined $255,000 as a result of the company's continued cost controls.

Interest expense for the third quarter and nine months ended September 1996 were $236,000 and $1,139,000 respectively. This is a decrease of $723,000 and $1,390,000 respectively, from the same periods last year due to payments of senior debt bearing interest rates of 10.22 percent and 9.31 percent. Also contributing to the decline in interest expense is the ability to generate sufficient cash to manage working capital requirements without short-term borrowing.

Interest income for the quarter ended September 30, 1996 was flat with last year. For the nine months ended September 30, 1996 interest income is down $0.4 million reflecting the working capital needs earlier in the year to fund our joint venture in Hungary and repurchases of common stock.

Miscellaneous expense, net decreased $911,000 reflecting lower pre-production costs in the chrome plating plant for the quarter. The nine month period ended September 30, 1996 shows an increase of $2.8 million over the same period in 1995. This reflects the major efforts earlier in this year to achieve commercial viability in the chrome plant. These efforts are now yielding increased production.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $68.9 million for the nine months ended September 30, 1996. Cash flows were favorably impacted by reducing receivables and inventory.

Cash was utilized to fund $11.3 million of capital contributions to its joint venture with German-based Otto Fuchs Metallwerke, in Tatabanya, Hungary. The joint venture, which will operate under the name Suoftec Light Metal Products KFT will produce both light weight forged and cast aluminum wheels to the European automotive industry. Cash was also employed to reduce outstanding lines of credit of approximately $4.8 million and repurchase $17.2 million of the Company's common stock, pursuant to its 1996 stock repurchase program.

Working capital and current ratio were $76.4 million and 2.1:1 versus $60.9 million and 1.8:1 at September 30, 1996 and December 31, 1995 respectively. Long-term debt to total capitalization ratio improved to 2.3 percent at quarter end versus 2.5 percent at year end.

USE OF FORWARD LOOKING STATEMENTS

Certain statements included in this report which are not historical in nature are forward looking statements within the meaning of the Private Securities Legislation Act of 1995. Forward looking statements regarding the Company's future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in forward looking statements due to a variety of factors. Factors that may impact such forward looking statements include, among others, changes in general economic conditions and the success of the Company's strategic and operating plans.

                           PART II OTHER INFORMATION



                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits - Exhibit 27, Financial Data Schedule

(b) Reports on Form 8-K - There were no reports filed during the quarter ended September 30, 1996.





                     (This space intentionally left blank.)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                    (Registrant)



         Date     11/01/96   /s/ Louis L. Borick
                             ------------------------------------
                             Louis L. Borick
                             President and Chairman of the Board



         Date     11/01/96   /s/ R. Jeffrey Ornstein
                             -------------------------------------
                             R. Jeffrey Ornstein
                             Vice President and CFO