Form 10-K405
period 1996-12-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 1997-03-28
CIK 95552

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                                 (FEE REQUIRED)
                  For the Fiscal Year Ended December 31, 1996
                                       OR

    ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           For the transition period from ___________ to ___________

                           COMMISSION FILE NO. 1-6615

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                    ---------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CALIFORNIA                                             95-2594729
----------                                             ----------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

7800 WOODLEY AVENUE, VAN NUYS, CALIFORNIA              91406
-----------------------------------------              -----
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code    (818) 781-4973
                                                  -------------------

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

                      Yes  X                   No_________

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X                No ___

         28,228,014 shares of common stock were outstanding as of March 17, 1997.

         Aggregate market value of voting stock held by nonaffiliates of registrant was $494,997,528 on March 17, 1997.

         The following documents are incorporated by reference and made a part of the Form 10-K:

         1. Registrant's 1996 Annual Report to Shareholders (Parts I, II and IV)

         2. Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held May 16, 1997 (Part III)



                       Listing of Exhibits - Pages 20-22

                                     PART I

                 STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         Certain statements included in this filing which are not historical in nature are forward looking statements within the meaning of the Private Securities Legislation Act of 1995. Forward looking statements regarding the Company's future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statements due to a variety of factors. Factors that may impact such forward looking statements include, among others, changes in the condition of the industry, changes in general economic conditions and the success of the Company's strategic and operating plans.


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

         Recent developments in the Company's business are described in the Company's 1996 Annual Report to Shareholders ("Annual Report") which is incorporated herein by reference.


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

                       NARRATIVE DESCRIPTION OF BUSINESS

                               Principal Products

         The Registrant's products are divided into two categories:

         1.      OEM - Cast Aluminum Road Wheels (93.7 percent of net sales)

         2. Aftermarket - Custom Road Wheels and Automotive Accessories (6.3 percent of net sales)

         The Company's net sales for these product lines for 1996, 1995 and 1994 are included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Annual Report which is incorporated herein by reference.

                        OEM - Cast Aluminum Road Wheels

         The Company's entry into the OEM road wheel business in 1973 resulted from its successful development of manufacturing technology, quality control and quality assurance techniques which enabled it to satisfy the quality and volume requirements of the OEM market. The Company's OEM cast aluminum road wheels are sold to The Ford Motor Company ("Ford"), General Motors Corporation ("General Motors"), Chrysler de Mexico, several Japanese manufacturers, including Toyota Motor Corporation ("Toyota"), Mazda Motor Corporation ("Mazda"), Nissan Motor Corporation Ltd. ("Nissan"), Fuji Heavy Industries, Ltd. ("Subaru"), and Isuzu Motors Limited ("Isuzu"), and two European automotive manufacturers, Bayerische Motoren Werke ("BMW"), Jaguar Cars Ltd. ("Jaguar") and Ford of Australia for factory installation as optional or standard equipment on selected vehicle models. As discussed below, there are several advantages for automobile and light truck manufacturers, dealers and consumers provided by cast aluminum wheels. These advantages help promote the success of the Company. Consolidated net sales in 1996, 1995, and 1994 were to principally two major automotive manufacturers, Ford and General Motors.

         During the past twenty-three years the Company has provided cast aluminum road wheels to Ford, General Motors, Chrysler and, for the last decade, Japanese and European auto manufacturers for an increasing number of vehicle models, from eight models in 1980 to 163 currently. It has been the Company's experience that once the manufacturer has ordered the Company's cast aluminum wheels for use on a particular year's model, the Company's wheel will be included in that model's production in later years as well.

         Demand for OEM cast aluminum wheels such as those manufactured by the Company has been increasing. Ward's Automotive, an industry publication, reports that the installation rate of such wheels for domestic cars rose from approximately 4 percent in 1980 to 31 percent for the 1990 model year then to 41 percent for the 1996 model year. Aluminum road wheel installation rates for domestic light trucks and utility vehicles jumped from approximately 24 percent for the 1990 model year to almost 53 percent for the 1996 model year. This growth in aluminum wheel installation rates has taken place while the automotive market has been cyclical.

         The Company believes that the increased use of cast aluminum wheels on domestic vehicles is due to several factors. The aesthetic appeal of cast aluminum wheels has fueled customer demand. Aluminum wheels typically weigh less than conventional steel wheels and this weight savings contributes to increasing the vehicle's fuel efficiency. Because the federal government requires each domestic manufacturer's total annual production to meet certain minimum fuel efficiency levels referred to as "CAFE" (Corporate Average Fuel Economy), the Company's customers have sought to meet these levels in part by reducing the weight of their vehicles with the installation of cast aluminum wheels. Manufacturers and dealers also benefit from the installation of aluminum wheels on their models because of higher profit margins. Aluminum wheels contribute to the road handling ability and ride of a vehicle because of the weight savings to critical suspension areas and because of the greater precision achieved in manufacturing aluminum wheels over conventional steel wheels.

         With approximately 88 percent of the Company's 1996 sales made to Ford and General Motors, the Company is dependent on these two significant customers. The Company does not believe this represents a material risk due to the following factors. First, in 1993 the Company was awarded a new five-year contract with Ford. The contract, which expires in 1998, replaces previous long-term contracts and covers passenger cars, light trucks and utility vehicles. This relationship should result in the Company continuing to be Ford's primary aluminum wheel supplier. Second, in 1995, the Company signed a "lifetime" contract with General Motors which extends from January 1, 1996 through December 31, 2000 and pertains to the "lifetime" of all current models. In addition to securing all current models, the contract also gives the Company last right of refusal for all replacement wheels. Accordingly, the Company expects to be awarded a significant portion of General Motors overall aluminum requirements.

         The Company has proven its ability to be a consistently low-cost producer of quality aluminum wheels with the capability of quickly expanding production capacity to meet increasing customer sales demands. This has been evidenced not only through the Company's rapid plant expansion program, but also through the Company's demonstrated ability to meet frequent customer requests to absorb additional capacity requirements. The Company strives to continually enhance its relationships with its customers through continuous improvement programs. These factors have resulted in the Company's market share expanding to approximately 40 percent of the domestic aluminum road wheel market. Moreover, the Company currently ships wheels for approximately 127 different vehicle models to Ford and General Motors indicating the broad usage of the Company's wheels throughout both OEM customers' product lines. Finally, both Ford and General Motors continue to rank the Company as one of their highest rated suppliers of cast aluminum road wheels.

         The Company's long-term strategy involves broadening both its domestic and international OEM customer base and expanding its product lines into complementary areas which will utilize the Company's manufacturing expertise. The Company has embarked on a strategy to develop three new international markets: Japan, Europe and Latin America as well as related foreign OEMs with manufacturing facilities in the United States.

         The Company's first step towards achieving this goal was to explore and develop relationships with Japanese OEMs. During 1989 the Company announced it had, in conjunction with Topy Industries, Limited ("Topy"), Japan's largest wheel manufacturer, obtained its first order with a Japanese OEM from Mazda. In 1990, the Company further penetrated this market by receiving a contract from Toyota. Also in 1990, the Company increased its marketing efforts into this area by forming a sales and marketing joint-venture with Topy. The joint-venture, named Topy-Superior Limited ("TSL"), markets and sells wheels made by the Company to Japanese OEM customers both in Japan and the United States. Since inception, the Company, through TSL, has received several new contracts to manufacture wheels for domestic Japanese OEMs as well as for three of their U.S. operations. In total, TSL has contracts with five Japanese OEM customers. This venture is one key step forward in the Company's international marketing efforts and the Company expects continued sales growth from this venture.

         A second step in the Company's international marketing efforts was achieved in 1994 as the Company successfully entered the European marketplace by obtaining two new customers. The Company was awarded a contract by Jaguar to supply wheels. The wheels are manufactured in the United States and exported to the United Kingdom. In addition, the Company received a contract with European based

BMW, to supply wheels for the new BMW Z3 roadster convertible. Shipments began in 1995 to BMW's new plant in Spartanburg, South Carolina. Moreover, in 1995, validating BMW's high regard for its quality and production capabilities, the Company was awarded five additional wheel programs by BMW for shipment to the Spartanburg plant as well as export to Germany. The Company began deliveries to Ford of Australia in 1996 of a chrome plated wheel for their LTD "Hawk" luxury car.

         Further in pursuit of developing its ties to the European market, the Company in 1995 entered into a 50-50 joint venture with German based Otto Fuchs Metallwerke ("Otto Fuchs") to establish a European manufacturing presence. The joint venture, known as Suoftec Light Metal Products, KFT ("Suoftec") will produce both light weight forged and cast aluminum wheels for sale to European OEMs. Construction of the building is complete and initial shipments are slated to begin in 1997. The facility, located in Tatabanya, Hungary, a country with competitive labor and production costs and available labor force, establishes the Company's commitment toward entering the European market. The facility is located in close proximity to large European OEM assembly plants and will bring new wheel making technology to the Company for use in European and U.S. markets.

         Demonstrating OEMs' interest in this new light weight forging technology, Suoftec received a long term contract from Audi calling for 700,000 wheels per year. The contract represents over $30 million per year in revenues and represents almost half of first phase capacity of 1.5 million wheels per year. The Company also received a new multi-year contract to supply cast aluminum wheels for the new Audi TT convertible. Negotiations continue for business with additional OEMs.

         Development of the Company's initial Latin American program commenced during 1994 with the first shipments from the Company's Chihuahua, Mexico plant. Relative to this market, the Company received orders from Ford and GM and renewed its relationship with Chrysler by receiving orders to produce two wheel models from Chrysler de Mexico for the 1995 and 1996 model years. Wheels manufactured at the Chihuahua, Mexico facility are both for installation on Mexican-manufactured cars built mostly for export back to the U.S. and as direct exports to the U.S. and Europe. Prior to the devaluation of the Mexican Peso (see "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section of the Annual Report which is incorporated herein by reference) the Mexican market was growing rapidly and major automotive manufacturers were increasing production and adding capacity. Subsequent to the devaluation, this expansion activity in the domestic Mexican automotive industry has slowed. However, management views the long-term prospects of this manufacturing operation positively and, moreover, has held discussions with OEMs regarding new and expanded export activities from this facility. This plant is currently operating at very competitive costs. During 1996 the Company acquired land next to the plant for future expansion to handle the expected increase in demand.

         Contracts for OEMs other than Ford and GM doubled from 3% to 6% in 1996. They are significant for the growth of the Company by geographically diversifying and expanding its global presence. The Company will continue to focus its efforts on new global markets as they become the fastest growing segments of its business.

         In 1994, in response to the steadily growing popularity of chrome-plated cast aluminum wheels and to provide capacity for several new customer orders, the Company completed construction of a new fully automated chrome-plating wheel facility. The Company is the only OEM aluminum wheel manufacturer to develop this in-house capability and the plant is the largest of its kind in the world. This facility has encountered severe start up difficulties but has implemented corrective action that has led to improved results during the fourth quarter of 1996. One of the most severe problems was in establishing waste treatment systems that were reliable and able to meet production levels. Significant resources were devoted and key managers placed to achieve higher production levels. The plant represents the Company's commitment toward diversifying into new product lines complementary to its core business (see also "Manufacturing").

                                  New Products

         The Company reported on March 11, 1997 that General Motors had awarded Superior a contract to supply cast aluminum transmission brackets for one new Oldsmobile Intrigue program. This contract marks the Company's initial move into other aluminum components for the automotive market. It is part of the Company's planned diversification program, aimed at maximizing its resources and applying its manufacturing expertise and more than four decades of industry experience to meet increasing demand for aluminum components, which are increasingly replacing traditional heavier metals.

         The new product, which replaces a heavier stamped steel bracket, will reduce vibration and provide for quieter performance. Production is planned for Superior's plant in Van Nuys, California.

         The GM contract represents the first step in the Company's diversification program. Management looks forward to continuing the strategic expansion into other aluminum products for the automotive industry as a means to create even stronger partnering relationships with customers and to foster the profitable growth of the Company.

                                  Aftermarket

         The automotive aftermarket consists of products sold to vehicle owners as replacements for, or additions to, OEM equipment to enhance the comfort, safety, style, design and performance of vehicles such as passenger cars, pick-up trucks, vans, recreational and off-road vehicles, light motor homes and boat trailers. The Company designs, manufactures and distributes 68 different product lines including 3,800 part numbers of custom steel, aluminum and chrome-plated steel and aluminum road wheels and accessories, including steering wheel covers, lighting products, suspension and other accessories for this market. The Company's Sport Grip(R) steering wheel cover continues to be a significant product line and has achieved national recognition.

         The decline of 8.5% in 1996 in aftermarket accessories shows a trend begun in 1995 and continued in 1996 due to soft economic conditions and reduced customer order levels. In 1996 the Company has also experienced a decrease of 13.9% in the roadwheel product lines, specifically, stylized aluminum and chrome-plated aluminum wheels sold under the "Streetwear" trade name. Aftermarket net sales, since 1992, excluding the impact of the August, 1993 divestiture of the Canadian aftermarket mirror and light business, which marketed products under the trade name "Do-Ray", have experienced a compounded
7.5 percent growth rate in the roadwheel product line while the accessory business has declined approximately 1 percent. The approach to this business entails the identification of strategic geographic markets throughout the United States and the development of key alliances with distributors who maintain extensive lines of distribution within those markets. Simultaneously, new styles of aluminum and chrome-plated aluminum wheels with mass market appeal are developed and introduced to the product line. Consumer response to new wheel styles has encouraged development of new wheel programs.

         Factors accounting for the decline in the aftermarket business include high customer inventory levels accentuating a soft economic environment which reduced orders. The aftermarket general accessories line continues to be negatively impacted by ongoing retail market contraction and intensive market competition. The trend of manufacturers to incorporate more accessories as original equipment when vehicles are sold has also impacted this business.

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

                                 Manufacturing

         The Company believes that its ability to efficiently process raw materials into finished goods has enhanced its competitive position as a manufacturer of OEM and aftermarket products.

         The Company employs low-pressure casting technology in its existing North American factories, a process which the Company believes is the most efficient process for high volume, high quality aluminum wheels. The manufacture of cast aluminum wheels, in which aluminum ingot is melted, cast, de-sprued, heat treated, painted, machined, clearcoated or chrome plated and packaged, is performed entirely at the Company's facilities.

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

         Implementing the Company's long-term strategy of penetrating the Latin American market, the Company has purchased additional land next to its OEM wheel facility in Chihuahua, Mexico. This will allow for future expansion of the existing plant.

         Entry into the European market, through the joint-venture with Otto Fuchs, with its newly completed aluminum wheel facility begins in 1997 in Tatabanya, Hungary. The plant will be initially capable of producing 1.5 million wheels per year. The manufacturing process will take advantage of a new forging technology developed by Otto Fuchs to forge lighter weight aluminum wheels, supplemented with Superior's own light weight low pressure process.
The cost of the facility has been funded through capital contributions by each partner and long-term project financing.

         In response to the growing popularity of chrome-plated cast aluminum wheels, the Company completed construction in 1994 of a new state-of-the-art chrome-plating facility primarily to service the OEM market. The facility is located adjacent to the Company's Fayetteville, Arkansas wheel plant and shipments commenced in 1995. The plant experienced severe start up difficulties related to waste treatment and production processes. These problems required capital and process improvements which were managed by key personnel. Further discussion related to the chrome plant can be found in the "Management's Discussion and Analysis of Financial Condition" section of the Annual Report incorporated herein by reference.

         The Company maintains a high level of quality assurance in the manufacture of its products and has built and maintained a reputation as a supplier of high quality aluminum road wheels. This reputation is maintained by day-to-day product, process and systems audits. In addition, Company-wide continuous improvement programs are employed to ensure competitive leadership in all facets of the Company's business. The Company's facilities and processes are subject to continual technical and quality review by the OEM engineering, quality and purchasing departments. To maintain its position as a "world class" OEM supplier and ensure all products and underlying services meet and exceed customer expectations the Company utilizes a Total Quality Management ("TQM") system. Optimal process performance at the lowest cost is significantly enhanced by the use of statistical process control (SPC) and advanced statistical analysis, such as design of experiments (DOE). Advanced Product Quality Planning ("APQP") and Quality Operating Systems ("QOS") are elements in place that provide management with a summary of key measurables to monitor operations and to identify and promote continuous improvement throughout the organization.

         Beginning in 1989, the Company earned General Motors' highest quality "Mark of Excellence" award for excellence in all five categories (Quality, Cost, Delivery, Technology and Management.) Since then all plants producing GM parts have received this coveted award. Ford awarded the Company's domestic OEM facilities and Chihuahua producing Ford wheels with the prestigious "Q1" quality rating.

         In 1994, Ford awarded the Company the highly coveted "Full Service Supplier" award in recognition of its advanced design, engineering and program management capabilities. Superior was the first OEM wheel supplier in the world to achieve this status.

         In 1994 the Company was named by General Motors as one of the elite 171 suppliers selected from a total of 30,000 companies recognized as Worldwide Suppliers of the Year 1993. The award reflects the Company's ability to exceed specific performance standards established by GM relative to quality, service and price.

         The Company's quality, management and employee efforts have enabled the Company to achieve QS-9000 Registration of our Rogers and Pittsburg OEM plants and engineering center in Fayetteville. Registration of all other plants is expected by the end of 1997. The ability to achieve this hallmark of excellence, a quality system conformance standard jointly developed by Chrysler, Ford, and General Motors, further emphasizes the Company's commitment to the highest quality at a competitive price.

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

         In 1996, the Company had approximately 300 aftermarket accounts operating through thousands of retail outlets. The Company's ten largest customers in 1996 accounted for approximately 76 percent of aftermarket sales.

                               Net Sales Backlog

         The Company receives OEM tooling purchase orders to produce multi-year requirements for cast aluminum road wheels. These purchase orders are for vehicle model programs that can last one to five years. The Company manufactures and ships based on customer firm releases, normally provided on a weekly basis, which can vary due to cyclical automobile production.

         Customer orders for aftermarket products are normally shipped within ten days of receipt. As of December 31, 1996 and 1995, the Company had no significant backlog of such orders.

                              Seasonal Variations

         The automotive industry is cyclical and varies based on the timing of consumer purchases of vehicles and general economic conditions. Production schedules can vary significantly from quarter to quarter to meet customer scheduling demands. During 1996, seasonal factors included work stoppages at our customer assembly plants in the first and fourth quarters and severe winter weather during the first quarter. During the past few years, there has been no significant consistent seasonal variation.

                                   Suppliers

         The Company purchases substantial quantities of aluminum ingot for the manufacture of its cast aluminum road wheels. These purchases accounted for approximately 80 percent of the Company's total material requirements during 1996. The majority of the Company's requirements are met through purchase orders with several major domestic aluminum producers. Generally, the orders are fixed as to minimum and maximum quantities of aluminum which the producers must supply during the term of the orders, which is typically one year. The Company was able to successfully secure aluminum commitments from its primary suppliers at the beginning of 1996 to meet its production requirements. For 1997, the Company has procured contracts to meet the majority of its estimated aluminum ingot requirements.

         The aluminum market over the past several years has been extremely volatile. Selling prices are adjusted for these raw material increases. See "Management Discussion and Analysis" in the Annual Report for further information.

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

                            Research And Development

         The Company's policy is to continuously review, improve and develop engineering capabilities so that advance compliance with customer requirements are met in the most efficient and cost effective manner available. The Company strives to achieve this objective by attracting and retaining top engineering talent and by maintaining the latest state-of-the-art computer technology to support engineering development. Two fully staffed engineering centers located in Van Nuys, California and Fayetteville, Arkansas support the Company's R & D manufacturing needs. Further in pursuit of this objective and to enhance customer relationships, the Company opened, in 1996, a technical center in Detroit which maintains a compliment of engineering staff centrally located near the Company's largest customers.

         The Company utilizes computer-aided design, computer-aided engineering and computer-aided manufacturing (CAD/CAE/CAM) in the design of a wheel, finite element analysis to identify potential design problems prior to manufacturing and three dimensional prototyping for styling evaluation. The Company also utilizes fluid flow and thermal analysis capabilities to aid in molds and casting cycles. By continuously improving its engineering capabilities, the Company is able to reduce the time required to develop a wheel and identify cost saving technologies which can be shared with customers.

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

         Further evidencing the Company's commitment towards diversifying its product lines and maintaining a leadership position in new technologies, shortly after year end 1995, the Company consummated a joint venture agreement with Aluminum Company of America ("Alcoa") to manufacture and sell a new line of cast aluminum wheels for commercial trucks and buses in the class 3 through 6 range. Class 3 through 6 vehicles include small or medium size wholesale and retail delivery trucks, airport-type courtesy vans, motor homes, buses and heavy duty over-the-road tractor trailer rigs. The Company developed a cast aluminum wheel for this market and is beginning to manufacture sample wheels at its Van Nuys facility marketed through Alcoa's existing Wheel Division sales organization. The joint venture could serve as a basis for the Company to expand its technology to develop other cast aluminum parts.

         Through joint-ventures and development projects, technological advances, new processes and expanded engineering capabilities, the Company is positioning itself to become a full spectrum manufacturer of aluminum wheels as well as other aluminum products. These efforts have resulted in receiving our first order to produce cast aluminum transmission brackets for the Oldsmobile Intrigue.

         The Company is currently engaged in many engineering programs for the development of OEM wheels for future model years, including several wheel models for Japanese, Latin American and European OEM manufacturers, including 9 engineering programs for the development of chrome-plated aluminum wheels.

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

                             Environmental Controls

         The Company's manufacturing facilities are subject to solid waste, water and air pollution control standards mandated by federal, state and local laws. Violators of these laws are subject to fines and in extreme cases plant closure. Although from time to time the Company has paid fines arising out of asserted violations of these standards, no such fines have been material in nature. The Company believes it is substantially in compliance with all standards presently applicable. Compliance with environmental regulations has necessitated changes in processes and equipment upgrades and may in certain instances require the acquisition of "trading credits". The 1996 annual cost of environmental compliance is approximately $2,500,000. The Company will continue on an on-going basis to modify its processes in order to maintain compliance with federal, state and local laws. See Item 3. "Legal Proceedings" for information concerning the Company's involvement with certain United States Environmental Protection Agency activities. Significant resources were expended during the start up period to modify the waste treatment system in the chrome plant so that it could increase production levels.

                              Liability Insurance

         The Company maintains liability insurance including product liability, for limits it believes are appropriate to match the risks and exposures inherent to the Company's business. Over the past five years, the Company has never settled claims in excess of the coverage then in effect.

                                  Competition

         The business sectors in each of the Company's product areas are highly competitive. The Company is one of the leading suppliers of cast aluminum road wheels for OEM installations in the world and the Company estimates it supplies between 35 and 40 percent of the North American aluminum wheels for the car and light truck market. Based on Ward's Automotive, an industry publication, aluminum wheel installation rates on automobiles and light trucks rose to a record 46.1 percent for the 1996 model year. This significant growth began in 1980 when demand for OEM cast aluminum road wheels was approximately four percent of vehicle installations. The Company anticipated this eventuality and developed new state-of-the-art "world class" manufacturing facilities located closer to OEM final assembly plants. The Company believes that as a result it has become very competitive both in terms of cost and quality. The Company's primary competitor in the North American market is Hayes Wheels International, Inc.

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

                                   Employees

         As of December 31, 1996, the Company had approximately 4,500 full-time employees. At the present time approximately 80 employees at the Company's Tijuana, Mexico maquiladora, which polishes wheels for aftermarket applications, are covered by collective bargaining agreements. For the past several years, union organizations have attempted to organize workers at certain of the Company's plants. In every instance, the workers voted overwhelmingly against representation by the union.

                              ITEM 2.  PROPERTIES

     The Company maintains and operates 12 facilities located in Arkansas, California, Michigan, Hungary, Kansas, Tennessee, Puerto Rico, and Baja and Chihuahua, Mexico. The facilities encompass manufacturing, warehouse and office space in 15 buildings with approximately 2.2 million square feet. Six of the buildings are owned by the Company, with the remainder operated under lease agreements expiring at various dates through 2063.

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

         On December 5, 1995, a class action complaint was filed in the United States District Court - Central District of California naming as defendants the Company and current and former officers and directors and an affiliated party. The complaint was brought by a shareholder purporting to represent all purchasers of the Company's common stock during the period from March 31, 1995 through September 7, 1995. The Company filed a motion to dismiss this action on the basis that it failed to state a claim and failed to plead fraud with the requisite particularity. The United States District Court initially dismissed the complaint on June 10, 1996 without prejudice. On July 1, 1996, the same plaintiff filed an amended complaint against the Company and several of the individuals named as defendants in the original complaint. Subsequently, the Company and the other defendants moved to dismiss the plaintiff's amended complaint. On March 9, 1997, the District Court granted the defendants' motion and dismissed the amended complaint with prejudice.




                     (This space intentionally left blank)

                       ITEM 4.  SUBMISSION OF MATTERS TO
                           A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of 1996 to a vote of security holders through the solicitation of proxies or otherwise.


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

           Name                               Age             Position
           ----                               ---             --------
      Joseph T. D'Amico                       67       Vice President, Materiel
      Michael D. Dryden                       59       Vice President, International
                                                         Business Development
      Ronald F. Escue                         51       Vice President, General Manager -
                                                         Aftermarket Wheel Division
      James M. Ferguson                       48       Vice President, OEM Marketing Group
      Morris Herstein                         69       Vice President, Services
      John Knott                              56       Vice President, Manufacturing
      Daniel L. Levine                        38       Corporate Secretary and Assistant Treasurer
      Henry C. Maldini                        62       Vice President, Engineering
      Frank Monteleone                        58       Vice President, Purchasing
      Michael J. O'Rourke                     36       Vice President, Program Administration
      Delbert J. Schmitz                      64       Vice President, Aftermarket Marketing

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

Frank Monteleone

         Mr. Monteleone was appointed Corporate Vice President, Purchasing  in
July 1996.   Prior to his appointment, Mr. Monteleone was Corporate Purchasing
Director beginning in February 1986.  He joined the Company in 1982.

Michael J. O'Rourke

         Mr. O'Rourke was appointed Vice President, Program Administration in July 1995. He is responsible to assist Mr. Ferguson in the administration of OEM sales and marketing programs of the Company including executive oversight of the Company's Detroit technical sales center. Mr. O'Rourke joined Superior in 1987. Prior to his promotion he held various managerial positions in the marketing department.

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

The following documents are filed as a part of this report:

(a)1.    Financial Statements

         The following financial statements of the Registrant, together with the Report of Independent Public Accountants, are included in the Annual Report, which is incorporated herein by reference, and filed herewith as part of this report:

         (1)     Report of Independent Public Accountants

         (2) Consolidated Statements of Income for each of the three years in the period ended December 31, 1996

         (3)     Consolidated Balance Sheets as of December 31, 1996 and 1995

         (4) Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1996

         (5) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996

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

9.4 Third Amendment to the Voting Trust Agreement. (Incorporate by reference to Exhibit 9.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.)

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

10.41 Amendment dated December 15, 1995 to Employment agreements between Registrant and Raymond C. Brown and R. Jeffrey Ornstein. (Incorporate by reference to Exhibit 10.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.)

11.1 Computation of earnings per share (see Note 7 of "Notes to Consolidated Financial Statements" in the Annual Report to Shareholders which is incorporated herein by reference.)

13.1             1996 Annual Report to Shareholders

21.1             List of Subsidiaries of the Company

23.1 Consent of Arthur Andersen LLP, Independent Public Accountants for the Registrant

27.1             1996 Financial Data Schedule

1996 Proxy Statement

(b)      Reports of Form 8-K

         No reports on Form 8-K have been filed during the fourth quarter of 1996.





                     (This space intentionally left blank)

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To Superior Industries International, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Superior Industries International, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





ARTHUR ANDERSEN LLP

Los Angeles, California
February 12, 1997

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         March 28, 1997

                                        SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                                        By /s/ Louis L. Borick
                                          ------------------------------
                                           LOUIS L. BORICK
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     President,
/s/ Louis L. Borick            Chairman of the Board
-------------------                and Director
Louis L. Borick          (Principal Executive  Officer)
                                                                 March 28, 1997

/s/ R. Jeffrey Ornstein        Vice President & CFO
-----------------------          and Director
R. Jeffrey Ornstein       (Principal Financial Officer)          March 28, 1997


/s/ Raymond C. Brown         Senior Vice President
--------------------             and Director                    March 28, 1997
Raymond C. Brown

/s/ Sheldon I. Ausman              Director                      March 28, 1997
---------------------
Sheldon I. Ausman

/s/ Steven J. Borick               Director                      March 28, 1997
--------------------
Steven J. Borick

/s/ Philip W. Colburn              Director                      March 28, 1997
---------------------
Philip W. Colburn

/s/ V. Bond Evans                  Director                      March 28, 1997
---------------------
V. Bond Evans

/s/ Jack H. Parkinson              Director                      March 28, 1997
---------------------
Jack H. Parkinson

            SUPERIOR INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                        ALLOWANCE FOR DOUBTFUL ACCOUNTS



BALANCE AT DECEMBER 31, 1993                                        $       569,000

ADD (DEDUCT):
            PROVISION                                                             -
            RECOVERIES                                                        1,000
            ACCOUNTS WRITTEN OFF                                            (29,000)
                                                                    ---------------

BALANCE AT DECEMBER 31, 1994                                                541,000


ADD (DEDUCT):
            PROVISION                                                       244,000
            RECOVERIES                                                       20,000
            ACCOUNTS WRITTEN OFF                                            (83,000)
                                                                    ---------------

BALANCE AT DECEMBER 31, 1995                                                722,000
                                                                    ---------------


ADD (DEDUCT):
            PROVISION                                                        35,000
            RECOVERIES                                                            -
            ACCOUNTS WRITTEN OFF                                           ( 39,000)
                                                                    ---------------

BALANCE AT DECEMBER 31, 1996                                        $       718,000
                                                                    ===============