Form 10-Q
period 1997-03-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 1997-05-14
CIK 95552

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                -----------------------------------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM
                             _________ TO _________


                          COMMISSION FILE NUMBER 1-6615

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                     ---------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                 95-2594729
      ---------------------------------                 -------------------
         (STATE OR OTHER JURISDICTION                     (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

             7800 WOODLEY AVENUE                               91406
             VAN NUYS, CALIFORNIA                           ----------
   ----------------------------------------                 (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (818) 781-4973
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGE SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

          YES      X                      NO
              ----------                     -----------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.


                                                        OUTSTANDING AT
    CLASS OF COMMON STOCK                                MAY 9, 1997
    ---------------------                       -------------------------------
        $.50 PAR VALUE                                    28,132,214

                          PART 1 FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (DOLLARS IN THOUSANDS)


                                                    March 31,        December 31
                                                      1997               1996
                                                  --------------     -----------
ASSETS
   CURRENT ASSETS:
      Cash and equivalents                        $      40,099      $   36,815
      Short-term investments, at the lower of
         cost or market                                   5,267           5,288
      Receivables, net                                   66,017          66,567
      Inventories
         Raw materials                                   17,301          16,606
         Work in process                                 14,508          14,256
         Finished goods                                  20,705          16,868
                                                  --------------     -----------
                                                         52,514          47,730

      Other current assets                                7,677           7,680
                                                  --------------     -----------
           Total current assets                         171,574         164,080
                                                  --------------     -----------

   PROPERTY, PLANT AND EQUIPMENT, net                   159,487         161,670
   OTHER ASSETS                                          32,812          31,840
                                                  --------------     -----------
                                                  $     363,873      $  357,590
                                                  ==============     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Notes payable and current portion
         of long-term debt                        $       3,874      $    3,874
      Accounts payable                                   38,150          46,178
      Accrued liabilities                                33,144          26,317
                                                  --------------     -----------
           Total current liabilities                     75,168          76,369
                                                  --------------     -----------

   LONG-TERM DEBT, net                                    1,883           1,940
   OTHER LONG-TERM LIABILITIES                           18,309          17,850
   DEFERRED INCOME TAXES                                 10,220          10,320
   SHAREHOLDERS' EQUITY                                 258,293         251,111
                                                  --------------     -----------
                                                  $     363,873      $  357,590
                                                  ==============     ===========


See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                             Three Months Ended
                                                   March 31,
                                             1997             1996
                                         ------------     ------------
NET SALES                                $   125,893      $   121,461
Cost of Sales                                103,496           99,737
                                         ------------     ------------

Gross Profit                                  22,397           21,724

Selling, general and administrative
   expenses                                    4,774            4,832
                                         ------------     ------------

INCOME FROM OPERATIONS                        17,623           16,892

Other Income (Expense):
   Interest expense                             (143)            (481)
   Interest income                               581              174
   Miscellaneous, net                             54           (2,888)
                                         ------------     ------------
                                                 492           (3,195)
                                         ------------     ------------

INCOME BEFORE INCOME TAXES                    18,115           13,697

Income Taxes                                   6,567            5,068
                                         ------------     ------------
Net Income                               $    11,548      $     8,629
                                         ============     ============
Earnings Per Share                       $      0.41      $      0.30
                                         ============     ============

Weighted Average and Equivalent Shares
   Outstanding                            28,267,000       29,122,000
                                         ============     ============


See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (DOLLARS IN THOUSANDS)


                                                             Three Months Ended
                                                                  March 31,
                                                             1997            1996
                                                         -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                $   12,887      $   22,552

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings                                        -            (4,800)
   Stock options exercised                                      388             206
   Payments of long-term debt                                   (57)            (53)
   Cash dividends                                            (1,698)         (1,444)
   Repurchases of common stock                               (3,033)         (3,886)
                                                         -----------     -----------

NET CASH USED IN FINANCING ACTIVITIES                        (4,400)         (9,977)
                                                         -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment, net           (4,453)         (1,755)
   Proceeds from sales of marketable securities                 -            (2,855)
   Investment in Hungarian joint venture                       (750)          1,357
   Purchases of marketable securities                           -               -
                                                         -----------     -----------

NET CASH USED IN INVESTING ACTIVITIES                        (5,203)         (3,253)
                                                         -----------     -----------

Net Increase in Cash and Equivalents                          3,284           9,322

Cash and Equivalents at Beginning of Period                  36,815           3,366
                                                         -----------     -----------

Cash and Equivalents at End of Period                    $   40,099      $   12,688
                                                         ===========     ===========


See notes to consolidated condensed financial statements.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)
           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                                  Valuation
                                Common Stock                                     Adjustment
                           -----------------------    Additional    Cumulative        to
                            Number of                  Paid-In      Translation   Marketable   Retained
                              Shares        Amount     Capital      Adjustment    Securities   Earnings      Total
                           -----------  ----------  ------------  ------------  ------------  ----------  ----------
Balances at
   December 31, 1996       28,323,666   $  14,161   $    20,845   $   (13,845)  $      (554)  $ 230,504   $ 251,111

Net  income                     -            -            -             -             -          11,548      11,548

Foreign currency
   translation, net of
   related deferred
   income taxes                 -            -            -                (9)        -            -             (9)

Cash dividends
   ($.06/share)                 -            -            -             -             -          (1,691)     (1,691)

Repurchases of
   common stock              (129,500)        (65)       (2,968)        -             -            -         (3,033)

Stock options
   exercised, including
   related tax
   benefit                     34,848          18           371         -             -            -            389

Valuation adjustment to
   marketable securities        -            -            -             -               (22)       -            (22)
                           -----------  ----------  ------------  ------------  ------------  ----------  ----------
Balances at
   March 30, 1997          28,229,014   $  14,114   $    18,248   $   (13,854)  $      (576)  $ 240,361   $ 258,293
                           ===========  ==========  ============  ============  ============  ==========  ==========




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

     In the opinion of Management, the accompanying unaudited consolidated condensed financial statements of Superior Industries International, Inc. and subsidiaries (the "Company") contain all adjustments necessary, which are of a normal and recurring nature, to present fairly the financial position of the Company as of March 31, 1997, and the results of its operations and cash flows for the three month periods ended March 31, 1997 and 1996.

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

4. No interest was paid for the first quarter of 1997, and $186,000 was paid for the first quarter of 1996. No interest was capitalized for either of these three month periods. Taxes paid were $481,000 and $496,000 for the three months ended March 31, 1997 and 1996, respectively.

5. Some statements included in this filing which are not historical in nature are forward looking statements within the meaning of the Private Securities Legislation Act of 1995. Forward looking statements regarding the Company's future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statements due to a variety of factors. Factors that may impact such forward looking statements include, among others, changes in the condition of the industry, changes in general economic conditions and the success of the Company's strategic and operating plans.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                -----------------------------------------------

SUMMARY OF SALES BY PRODUCT LINE


                                                    ($000's)           Increase
                                                                      (Decrease)
For the Three Months Ended March 31,            1997        1996       Over 1996
------------------------------------          --------   --------     ----------
OEM CAST ALUMINUM ROAD WHEELS..............   $117,630   $112,646         4.4 %

AFTERMARKET................................      8,263      8,815        (6.3)%
                                              --------   --------
                                              $125,893   $121,461         3.6 %
                                              ========   ========


RESULTS OF OPERATIONS

Net sales were $125.9 million for the quarter ended March 31, 1997, representing an increase of 3.6 percent compared to the same quarter in 1996. Higher net sales resulted from increased installation of aluminum wheels despite automobile manufacturing plant closures during the quarter and slow ramp up of certain new models. Unit shipments of the Company's OEM cast aluminum road wheels increased 6.3 percent compared to prior year levels while production of vehicles by Ford and GM that utilize the Company's cast aluminum road wheels were flat compared to the same quarter last year. Also, shipments to our Japanese and European customers rose 55 percent to a record 9 percent of total company shipments. The sales increase for the 1997 period was also favorably affected by consolidating the Company's chrome-plating business with the operating results of its OEM aluminum plants. For the 1996 quarter, the results of this start up business were combined for one line presentation in Miscellaneous Expense, Net. These increases were partially offset by the lower cost of aluminum content included in the Company's selling prices to OEM customers.

Net sales in the aftermarket business decreased 6.3 percent for the quarter ended March 31, 1997, as compared to the same quarter in 1996. This business continues to be impacted by general sluggishness in the overall aftermarket segment of the automotive industry.

The gross margin was 17.8 percent for the quarter, versus 17.9 percent for the comparable period in 1996. Despite the growth in sales, the gross margin percent remained consistent with the prior year because of the consolidation of the lower margin chrome-plating business and reduced selling prices.

For the quarter, selling, general and administrative expenses are consistent with 1996 in both dollars and as a percentage of net sales.

Interest income increased $407,000 or 233.9 percent due to a stronger cash position. Interest expense for the first quarter was down $338,000 or 70.2 percent compared to the related quarter in 1996 because of a lower long term debt level.

Miscellaneous, net reflects income of $54,000 compared to a loss of $2.9 million for the quarter ended March 31, 1996. The prior year loss was associated with the start up of the Fayetteville chrome-plating plant.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $12.9 million for the three months ended March 31, 1997.

Cash was utilized to fund $4.8 million of capital expenditures and to repurchase 129,500 shares of the Company's common stock, pursuant to its 1995 stock repurchase program. Approximately 1.7 million shares have been repurchased under the current 2.0 million authorization.

Working capital and current ratio were $96.4 million and 2.3:1 versus $87.7 million and 2.1:1 at March 31, 1997 and December 31, 1996, respectively. Long-term debt to total capitalization ratio improved to .7 percent at quarter end versus .8 percent at year end. Cash and short term investments as of March 31, 1997 were $45.4 million. The Company's cash position is substantially in excess of all remaining debt amounts.

                           PART II OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits - Exhibit 27, Financial Data Schedule

(b) Reports on Form 8-K - There were no reports filed during the quarter ended March 31, 1997.


                     (This space intentionally left blank.)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                       (Registrant)


Date     5/14/97         /s/ Louis L. Borick
         -------         ------------------------------------
                         Louis L. Borick
                         President and Chairman of the Board



Date     05/14/97        /s/ R. Jeffrey Ornstein
         --------        ------------------------------------
                         R. Jeffrey Ornstein
                         Vice President and CFO