Form 10-Q
period 1997-06-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 1997-08-14
CIK 95552

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -----------------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM
                             _________ TO _________


                          COMMISSION FILE NUMBER 1-6615

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CALIFORNIA                                    95-2594729
     --------------------------------                      ------------------
        (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
     OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

           7800 WOODLEY AVENUE                                   91406
           VAN NUYS, CALIFORNIA                                --------
                                                              (ZIP CODE)
----------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (818) 781-4973
                                 --------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
              ---------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGE SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                 YES   X                               NO
                      ---                                  ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

                                                     OUTSTANDING AT
         CLASS OF COMMON STOCK                       AUGUST 11, 1997
         ---------------------                       ---------------
           $.50 PAR VALUE                               28,009,472

                          PART 1 FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)


                                                       JUNE 30,    DECEMBER 31,
                                                        1997          1996
                                                      --------      --------
                        ASSETS
       CURRENT ASSETS:
         Cash and equivalents                         $ 44,501      $ 36,815
         Short-term investments, at the lower of
           cost or market                                5,446         5,288
         Receivables, net                               72,624        66,567
         Inventories
           Raw materials                                15,991        16,474
           Work in process                              12,961        13,461
           Finished goods                               21,010        17,795
                                                      --------      --------
                                                        49,962        47,730

         Other current assets                            7,302         7,680
                                                      --------      --------
             Total current assets                      179,835       164,080
                                                      --------      --------

       PROPERTY, PLANT AND EQUIPMENT, net              155,795       161,670
       OTHER ASSETS                                     35,910        31,840
                                                      --------      --------

                                                      $371,540      $357,590
                                                      ========      ========



           LIABILITIES AND SHAREHOLDERS' EQUITY
       CURRENT LIABILITIES:
         Notes payable and current portion
           of long-term debt                          $  3,874      $  3,874
         Accounts payable                               37,243        46,178
         Accrued liabilities                            31,915        26,317
                                                      --------      --------
             Total current liabilities                  73,032        76,369
                                                      --------      --------

       LONG-TERM DEBT, net                               1,823         1,940
       OTHER LONG-TERM LIABILITIES                      18,610        17,850
       DEFERRED INCOME TAXES                            10,120        10,320
       SHAREHOLDERS' EQUITY                            267,955       251,111
                                                      --------      --------

                                                      $371,540      $357,590
                                                      ========      ========




       See notes to consolidated condensed financial statements.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
            (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                    Three Months Ended
                                                        June 30,
                                                1997               1996
                                            ------------       ------------
NET SALES                                   $    142,090       $    137,554
Cost of Sales                                    113,384            107,198
                                            ------------       ------------

Gross Profit                                      28,706             30,356

Selling, general and administrative
       expenses                                    5,270              5,529
                                            ------------       ------------

INCOME FROM OPERATIONS                            23,436             24,827

Other Income (Expense):
       Interest expense                              140                422
       Interest income                               407                186
       Miscellaneous expense, net                     58              2,655
                                            ------------       ------------
                                                     209             (2,891)
                                            ------------       ------------

INCOME BEFORE INCOME TAXES                        23,645             21,936

Income Taxes                                       8,571              8,027
                                            ------------       ------------


NET INCOME                                  $     15,074       $     13,909
                                            ============       ============

EARNINGS PER SHARE                          $       0.54       $       0.48
                                            ============       ============

Weighted Average and Equivalent Shares
       Outstanding                            28,127,000         28,998,000
                                            ============       ============


See notes to consolidated condensed financial statements.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
            (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                  Six Months Ended
                                                       June 30,
                                                1997               1996
                                            ------------       ------------
NET SALES                                   $    267,983       $    259,015
Cost of Sales                                    216,880            206,935
                                            ------------       ------------

Gross Profit                                      51,103             52,080

Selling, general and administrative
       expenses                                   10,044             10,361
                                            ------------       ------------

INCOME FROM OPERATIONS                            41,059             41,719

Other Income (Expense):
       Interest expense                              283                903
       Interest income                               988                360
       Miscellaneous expense, net                      4              5,543
                                            ------------       ------------
                                                     701             (6,086)
                                            ------------       ------------

INCOME BEFORE INCOME TAXES                        41,760             35,633

Income Taxes                                      15,138             13,095
                                            ------------       ------------


NET INCOME                                  $     26,622       $     22,538
                                            ============       ============

EARNINGS PER SHARE                          $       0.95       $       0.78
                                            ============       ============

Weighted Average and Equivalent Shares
       Outstanding                            28,089,000         29,023,000
                                            ============       ============


See notes to consolidated condensed financial statements.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)


                                                                Six Months Ended
                                                                    June 30,
                                                              1997            1996
                                                            --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   $ 28,232       $ 51,923

CASH FLOWS FROM FINANCING ACTIVITIES:
       Short-term borrowings                                     -           (4,800)
       Stock options exercised                                   424            525
       Payments of long-term debt                               (117)          (107)
       Cash dividends                                         (3,376)        (3,223)
       Repurchases of common stock                            (6,659)       (13,117)
                                                            --------       --------

NET CASH USED IN FINANCING ACTIVITIES                         (9,728)       (20,722)
                                                            --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to property, plant and equipment, net        (7,479)        (6,327)
       Proceeds from sales of marketable securities              319            379
       Investment in and advances to joint ventures           (3,658)       (10,651)
                                                            --------       --------

NET CASH USED IN INVESTING ACTIVITIES                        (10,818)       (16,599)
                                                            --------       --------

Net Increase in Cash and Equivalents                           7,686         14,602

Cash and Equivalents at Beginning of Period                   36,815          3,366
                                                            --------       --------

Cash and Equivalents at End of Period                       $ 44,501       $ 17,968
                                                            ========       ========



See notes to consolidated condensed financial statements.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
            (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                                          Valuation
                                  Common Stock                                            Adjustment
                            --------------------------   Additional       Cumulative          to
                             Number of                     Paid-In        Translation     Marketable     Retained
                              Shares         Amount        Capital        Adjustment      Securities     Earnings        Total
                              ------         ------      ----------       -----------     ----------     --------        -----
Balances at
  December 31, 1996         28,323,666    $    14,161    $    20,845     $   (13,845)    $      (554)   $   230,504   $   251,111

Net income                         -              -              -               -               -           26,622        26,622

Foreign currency
  translation, net of
  related deferred
  income taxes                     -              -              -               (52)            -              -             (52)

Cash dividends
  ($.13/share)                     -              -              -               -               -           (3,658)       (3,658)

Repurchases of
  common stock                (280,200)          (140)        (6,519)            -               -              -          (6,659)

Stock options
  exercised, including
  related tax
  benefit                       37,148             19            405             -               -              -             424

Valuation adjustment to
  marketable securities            -              -              -               -               167            -             167
                           -----------    -----------    -----------     -----------     -----------    -----------   -----------

Balances at
  June 30, 1997             28,080,614    $    14,040    $    14,731     $   (13,897)    $      (387)   $   253,468   $   267,955
                           ===========    ===========    ===========     ===========     ===========    ===========   ===========




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

         In the opinion of Management, the accompanying unaudited consolidated condensed financial statements of Superior Industries International, Inc. and subsidiaries (the "Company") contain all adjustments necessary, which are of a normal and recurring nature, to present fairly the financial position of the Company as of June 30, 1997, and the results of its operations and cash flows for the three and six month periods ended June 30, 1997 and 1996.

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

4. Interest expense of $270,000 was paid for the six months ended June 30, 1997, and $903,000 was paid for the same period in 1996. No interest was capitalized for either of these six month periods. Taxes paid were $12,002,000 and $7,641,000 for the six months ended June 30, 1997 and 1996, respectively.


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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF SALES BY PRODUCT LINE
                                                   ($000's)

                                                                              Increase
                                                                             (Decrease)
For the Three Months Ended June 30,          1997                1996         Over 1996
-----------------------------------      --------            --------        ----------
OEM CAST ALUMINUM ROAD WHEELS            $132,436            $128,703               2.9%
                                         --------            --------

AFTERMARKET                                 9,654               8,851               9.1%
                                         --------            --------

                                         $142,090            $137,554               3.3%
                                         ========            ========

For the Six Months Ended June 30,
---------------------------------


OEM CAST ALUMINUM ROAD WHEELS            $250,066            $241,349               3.6%

AFTERMARKET                                17,917              17,666               1.4%
                                         --------            --------

                                         $267,983            $259,015               3.5%
                                         ========            ========

RESULTS OF OPERATIONS

Net sales were $142.1 and $268.0 for the quarter and six months ended June 30, 1997, representing an increase of 3.3 and 3.5 percent, respectively, from comparable periods in 1996. Higher net sales resulted from including sales from the chrome plating business in 1997. In 1996, the results of operations for the chrome business, which was in start up, were reported as a component of miscellaneous expense. For the six months and quarter, OEM unit shipments to customers increased 2.8 percent and were flat, respectively, over comparable periods in 1996. Production of vehicles by Ford and GM that utilize the Company's cast aluminum wheels decreased by an estimated 7.0 percent for the quarter which indicates a continued trend toward greater installation of aluminum wheels on North American light vehicles. Shipments to Japanese and European customers are up almost 100 percent over last year and now represent approximately 8.0 percent of OEM units shipped.

Net sales in the aftermarket business increased 9.1 percent and 1.4 percent for the quarter and six months ended June 30, 1997, as compared to the same periods in 1996. Sales in the aftermarket reflect increased sales in the exhaust extension product line and the addition of products related to the acquisition of certain inventory of the Perfection product line in October of 1996.

The gross margin was 20.2 percent and 19.1 percent for the quarter and six months versus 22.1 percent and 20.1 percent for the comparable periods in 1996. The decrease relates to the impact of including the chrome operations and price reductions related to productivity on large OEM contracts.

Selling, general and administrative expenses, were 3.7 percent of net sales for the related quarter and six months, compared to 4.0 percent in the same periods last year. The company maintains tight controls over expenses.

Interest expense for the second quarter and six months in 1997 was down $282,000 and $620,000 respectively compared to 1996. This is a decrease of 66.8 percent and 68.7 percent, respectively, and reflects declining debt amounts.

Interest income was up $221,000 and $628,000 for the quarter and six months ended June 30, 1997 compared to 1996. The Company's cash flow increase is invested in short-term investments causing higher interest income.

Miscellaneous expense decreased $2.6 million and $5.5 million for the quarter and six months ended June 30, 1997, over the same period in 1996. These decreases are principally a result of not including pre-production costs related to the start up of the chrome plating business.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $15.3 million and $28.2 million for the three months and six months ended June 30, 1997.

Cash was utilized to fund $2.7 million of capital expenditures for plant improvements and equipment replacement during the quarter ended June 30, 1997. Additionally, during the same period, the Company advanced $2.9 million as a working capital loan to its joint venture with German-based Otto Fuchs Metallwerke, in Tatabanya, Hungary. The joint-venture, which will operate under the name Suoftec Light Metal Products KFT will produce both light weight forged and cast aluminum wheels to the European automotive industry. $3.6 million was also used to repurchase the Company's common stock, pursuant to its previously announced authorized share buy-back program and $1.7 million was used to pay first quarter dividends.

Working capital and current ratio were $106.8 million and 2.5:1 versus $63.7 million and 1.7:1 at June 30, 1997 and 1996, respectively. Long-term debt to total capitalization ratio improved to 0.7 percent at quarter end versus 0.8 percent at year end. Cash and short term investments as of June 30, 1997 were $49.9 million. The Company's cash position is sufficient to liquidate all remaining debt.

                            PART II OTHER INFORMATION

                       ITEM 5. OTHER IMPORTANT INFORMATION

In 1978 the Company established a wholly owned captive insurance company, Suinco Assurance, Ltd. (Suinco), in Bermuda which was consolidated with the results of the registrant. During the second quarter steps were begun to liquidate the captive. The Company expects that the final liquidation will be completed in the third quarter. Suinco was established to provide workers compensation coverage to the Company's operations in California. Due to changes in the tax laws it became more advantageous for the Company to establish a state self-insurance program for workers compensation. In July, 1992 the Company became self insured and, under the State program, all subsequent claims were handled directly by the Company.


                       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                       ----------------------------------------

(a)   Exhibits - Exhibit 27, Financial Data Schedule

(b) Reports on Form 8-K -- There were no reports filed during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                                        (Registrant)


Date      8/14/97                      /s/ Louis L. Borick
                                       -------------------------------------
                                         Louis L. Borick
                                         President and Chairman
                                         of the Board



Date      8/14/97                      /s/ R. Jeffrey Ornstein
                                       -------------------------------------
                                       R. Jeffrey Ornstein
                                       Vice President and CFO