Form 10-Q
period 1997-09-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 1997-11-13
CIK 95552

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                               YES [X]  NO  [ ]

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
               OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

     CLASS OF COMMON STOCK                OUTSTANDING AT OCTOBER 31, 1997
     ---------------------                -------------------------------
         $.50 PAR VALUE                             27,903,387

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                               REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
Cover Page ......................................................................................      1

Table of Contents ...............................................................................      2

Part I - Financial Information

   Item 1 - Financial Statements

       Consolidated Condensed Balance Sheets ....................................................      3

       Consolidated Condensed Statements of Income  - Three Months ..............................      4

       Consolidated Condensed Statements of Income  - Nine Months ...............................      5

       Consolidated Condensed Statements of Cash Flows ..........................................      6

       Consolidated Condensed Statements of Shareholders' Equity ................................      7

       Notes to Consolidated Condensed Financial Statements .....................................      8

   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations     10


Part II - Other Information

   Item 1 - Legal Proceedings ...................................................................     12

   Item 5 - Other Important Information .........................................................     12

   Item 6 - Exhibits and Reports on Form 8K .....................................................     12

Signatures ......................................................................................     13

Exhibit 27 - Financial Data Schedule

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                    SEPTEMBER 30      DECEMBER 31
                                 ASSETS                                1997             1996
                                                                    ------------      -----------
                                                                    (Unaudited)
Current Assets:
       Cash and cash items .......................................   $ 49,636         $ 36,815
       Short-term investments, at the lower of
          cost or market .........................................      5,605            5,288
       Accounts receivable .......................................     74,628           66,567
       Inventories
          Raw materials ..........................................     14,760           16,474
          Work in process ........................................     12,518           13,461
          Finished goods .........................................     21,959           17,795
                                                                     --------         --------
                                                                       49,237           47,730

       Other current assets ......................................      7,823            7,680
                                                                     --------         --------
               Total current assets ..............................    186,929          164,080
                                                                     --------         --------

Property, Plant and Equipment ....................................    327,998          321,855
Less:  Accumulated Depreciation ..................................    176,813          160,185
                                                                     --------         --------
               Net property, plant and equipment .................    151,185          161,670

Other Assets .....................................................     37,029           31,840
                                                                     --------         --------

               Total Assets ......................................   $375,143         $357,590
                                                                     ========         ========


                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
       Notes payable and current portion of
          long-term debt .........................................   $  3,874         $  3,874
       Accounts payable ..........................................     32,806           46,178
       Accrued liabilities .......................................     33,694           26,317
                                                                     --------         --------
               Total current liabilities .........................     70,374           76,369
                                                                     --------         --------

Long-term Debt ...................................................      1,763            1,940
Other Long-term Liabilities ......................................     18,689           17,850
Deferred Income Taxes ............................................     10,220           10,320
Shareholders' Equity .............................................    274,097          251,111
                                                                     --------         --------

               Total Liabilities and Shareholders' Equity ........   $375,143         $357,590
                                                                     ========         ========




See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (Unaudited)
                  (Dollars in thousands, except per share data)


                                                   Three Months Ended
                                                      September 30
                                                   ------------------
                                                   1997         1996
                                                ---------     ---------
Net Sales ..................................    $ 130,243     $ 120,447
Cost of Sales ..............................      105,699        96,038
                                                ---------     ---------

Gross Profit ...............................       24,544        24,409


Selling, General and Administrative Expenses        5,020         4,587
                                                ---------     ---------

Income From Operations .....................       19,524        19,822

Non-Operating Income and Expense
       Interest expense ....................          148           236
       Interest income .....................          823           232
       Miscellaneous expense ...............          105         1,750
                                                ---------     ---------
                                                      570        (1,754)

Income Before Provision for Income Taxes ...       20,094        18,068

Provision for Income Taxes .................        6,975         6,640
                                                ---------     ---------

Net Income .................................    $  13,119     $  11,428
                                                =========     =========

Earnings Per Share .........................    $    0.47     $    0.40
                                                =========     =========

Dividends Declared Per Share ...............    $    0.07     $    0.06
                                                =========     =========


See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (Unaudited)
                  (Dollars in thousands, except per share data)


                                                    Nine Months Ended
                                                      September 30
                                                    -----------------
                                                   1997          1996
                                                ---------     ---------
Net Sales ..................................    $ 398,226     $ 379,462
Cost of Sales ..............................      322,579       302,973
                                                ---------     ---------

Gross Profit ...............................       75,647        76,489

Selling, General and Administrative Expenses       15,064        14,948
                                                ---------     ---------

Income From Operations .....................       60,583        61,541

Non-Operating Income and Expense
       Interest expense ....................          431         1,139
       Interest income .....................        1,811           592
       Miscellaneous expense ...............          109         7,293
                                                ---------     ---------
                                                    1,271        (7,840)

Income Before Provision for Income Taxes ...       61,854        53,701

Provision for Income Taxes .................       22,113        19,735
                                                ---------     ---------

Net Income .................................    $  39,741     $  33,966
                                                =========     =========

Earnings Per Share .........................    $    1.41     $    1.18
                                                =========     =========

Dividends Declared Per Share ...............    $    0.20     $    0.17
                                                =========     =========


See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                             (Dollars in thousands)


                                                         Nine Months Ended
                                                            September 30
                                                         -----------------
                                                         1997         1996
                                                       --------     --------
Net Cash Provided by Operating Activities:             $ 44,607     $ 68,947

Cash Flows from Financing Activities:
     Short-term borrowings ........................          --       (4,800)
     Stock options exercised ......................       1,087          533
     Payments of long-term debt ...................        (177)        (161)
     Cash Dividends ...............................      (5,375)      (4,872)
     Repurchases of common stock ..................     (12,780)     (17,197)
                                                       --------     --------


Net Cash Used in Financing Activities .............     (17,245)     (26,497)
                                                       --------     --------

Cash Flows from Investing Activities
     Additions to property, plant and equipment ...      (9,623)      (7,490)
     Investment in and advances to joint ventures..      (5,047)     (11,250)
     Proceeds from sales of assets ................         129          364
                                                       --------     --------

Net Cash Used in Investing Activities .............     (14,541)     (18,376)
                                                       --------     --------

Net Increase in Cash and Cash Items ...............      12,821       24,074

Cash and Cash Items at Beginning of Period ........      36,815        3,366
                                                       --------     --------

Cash and Cash Items at End of Period ..............    $ 49,636     $ 27,440
                                                       ========     ========



See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   (Unaudited)
                  (Dollars in thousands, except per share data)



                                                                                       Valuation
                                     Common Stock                                     Adjustment
                               -------------------------    Additional   Cumulative      to
                               Number of                     Paid-In     Translation  Marketable     Retained
                                 Shares        Amount        Capital     Adjustment   Securities     Earnings        Total
                               ---------    -----------   ------------  ------------  ----------     --------     -----------
Balances at
        December 31, 1996      28,323,666   $    14,161   $    20,845   $   (13,845)  $      (554)  $   230,504   $   251,111

Net income                             --            --            --            --            --        39,741        39,741

Foreign currency
        translation, net of
        related deferred
        income taxes                   --            --            --           220            --            --           220

Cash dividends
        ($.20/share)                   --            --            --            --            --        (5,624)       (5,624)

Repurchases of
        common stock             (504,500)         (252)      (12,528)           --            --            --       (12,780)

Stock options
        exercised, including
        related tax
        benefit                    82,464            42         1,045            --            --            --         1,087

Valuation adjustment to
       marketable securities           --            --            --            --           342            --           342
                              -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balances at
        September 30, 1997     27,901,630   $    13,951   $     9,362   $   (13,625)  $      (212)  $   264,621   $   274,097
                              ===========   ===========   ===========   ===========   ===========   ===========   ===========

See accompanying Notes to Consolidated Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)




Basis of Presentation

During interim periods, Superior Industries International, Inc. and its subsidiaries (the "Company") follow the accounting policies set forth in its Annual Report to Shareholders and applies appropriate interim financial reporting standards, as indicated below. Users of financial information produced for interim periods are encouraged to refer to the notes contained in the Annual Report to Shareholders when reviewing interim financial results.

Interim financial reporting standards require management to make estimates that are based on assumptions regarding the outcome of future events and circumstances not known at the present time, including the use of estimated effective tax rates. Inevitably, some assumptions may not materialize and unanticipated events and circumstances may occur which vary from those estimates and such variations may significantly affect the Company's future results.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission's requirements of form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of its operations and cash flows for the three and nine month periods ended September 30, 1997 and 1996.

Contingencies

The Company is party to various legal and environmental proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. Based on facts now known to the Company, management believes all such matters are adequately provided for, covered by insurance or, if not so covered or provided for, are without merit, or involve such amounts that would not materially adversely affect the consolidated results of operations and cash flows or financial position of the Company.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                                   (UNAUDITED)



Earnings per Share

Earnings per share are based upon the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents, consisting solely of stock options. The weighted average of common and common equivalent shares used in calculating earnings per share were 28,196,000 and 28,605,000 for the three months ended September 30, 1997 and 1996, respectively, and were 28,277,000 and 28,882,000 for the nine months then ended, respectively.

Adoption of Financial Accounting Standard No. 128 - Earnings per Share, issued by the Financial Accounting Standards Board in March, 1997 and effective for financial periods ending after December 15, 1997, will not have a significant impact on previously reported earnings per share.

Forward Looking Statements

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

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                       For the Three Months
                                       Ended September 30,
                                     ----------------------
                                                                  Increase
Summary of Sales by Product Line       1997          1996         Over 1996
--------------------------------     --------      --------       ---------
OEM Cast Aluminum Road Wheels        $121,658      $113,130          7.5%

Automotive Aftermarket Products         8,585         7,317         17.3%
                                     --------      --------         ----

                                     $130,243      $120,447          8.1%
                                     ========      ========         ====


                                       For the Nine Months
                                       Ended September 30,
                                    -----------------------
                                                                 Increase
                                       1997          1996        Over 1996
                                    ---------      --------      ---------
OEM Cast Aluminum Road Wheels        $371,724      $354,479         4.9%

Automotive Aftermarket Products        26,502        24,983         6.1%
                                     --------      --------         ---

                                     $398,226      $379,462         4.9%
                                     ========      ========         ===

RESULTS OF OPERATIONS

Net sales were $130.2 million and $398.2 million for the quarter and nine months ended September 30, 1997, representing an increase of 8.1 percent and 4.9 percent, respectively, from comparable periods in 1996. Net sales in 1997 include sales of the chrome plating operation of $6.1 million for the quarter and $16.5 million for the year-to-date period. In 1996, the results of operations for the chrome business, which was in start up, were reported as a component of miscellaneous expense. For the quarter and nine months, OEM unit shipments to customers increased 2.7 percent over comparable periods in 1996. Overall North American production of cars and light trucks decreased by two percent during the quarter which indicates a continued trend toward greater installation of aluminum wheels on North American light vehicles. Shipments to Japanese and European customers were up almost 22 percent for the quarter and 49 percent for the nine months and now represent approximately 8.0 percent of OEM units shipped.

Net sales in the automotive aftermarket business increased 17.3 percent and 6.1 percent for the quarter and nine months ended September 30, 1997, as compared to the same periods in 1996. The sales increase for the quarter represents an 11 percent increase in road wheel sales and a 21 percent increase in other accessories, such as suspension products and exhaust extension products, some of which are related to the acquisition of certain inventory of the Perfection product line in October of 1996.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The gross margin was 18.8 percent and 19.0 percent for the quarter and nine months versus 20.3 percent and 20.2 percent for the comparable periods in 1996. The decrease relates to the impact of including the chrome operations in 1997 and, to a lesser extent, price reductions related to productivity on large OEM contracts.

Selling, general and administrative expenses, were 3.9 percent and 3.8 percent of net sales for the quarter and nine months, respectively, compared to 3.8 percent and 3.9 percent in the same periods last year. The Company continues to maintain tight controls over expenses.

Interest expense for the quarter and nine months in 1997 was down $88,000 and $708,000 respectively compared to 1996. This is a decrease of 37.3 percent and
62.2 percent, respectively, and reflects continuation of debt repayments.

Interest income was up $591,000 and $1.2 million for the quarter and nine months ended September 30, 1997, compared to 1996. The Company's cash flow increase is invested in short-term investments causing higher interest income.

Miscellaneous expense decreased $1.6 million and $7.2 million for the quarter and nine months ended September 30, 1997, compared to the same periods a year ago. The 1996 periods included preproduction costs of $1.7 million and $7.4 million, respectively, related to the start up of the chrome plating business.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $44.6 million for the nine months ended September 30, 1997, compared to $68.9 million for the same period a year ago. The principal reasons for the reduced cash flow from operating activities in 1997 were increased inventories and accounts receivable. The accounts receivable increase was due to the timing of receipt of payments, as $26.6 million was received the day following the close of the quarter. The higher inventory levels were produced to satisfy expected higher order levels during the fourth quarter of 1997.

The principal financing activities of the Company during the nine months ended September 30, 1997 were to repurchase the Company's common stock for $12.8 million, under a repurchase program authorized and begun in 1995, and to pay cash dividends totaling $5.4 million. Similar financing activities during the same period a year ago were for $17.2 million to repurchase common stock, $4.9 million to pay cash dividends and $4.8 million to repay short-term borrowings. Investing activities for the period ended September 30, 1997 included funding $9.6 million of capital expenditures for plant improvements and equipment replacement, and advancing $4.3 million as a working capital loan to its joint venture with German-based Otto Fuchs Metallwerke, in Tatabanya, Hungary. The joint-venture, which operates under the name Suoftec Light Metal Products KFT will produce both light weight forged and cast aluminum wheels to the European automotive industry. During the same period a year ago, the Company invested $7.5 million in capital expenditures and $11.3 million in the joint venture in Hungary.

Working capital and current ratio were $116.6 million and 2.7:1 versus $87.7 million and 2.1:1 at December 31, 1996. Long-term debt to total capitalization improved to 0.6 percent at September 30, 1997 versus 0.8 percent at year end. Cash and short term investments as of September 30, 1997 were $55.2 million. The Company's cash position is sufficient to liquidate all remaining debt and fund working capital requirements.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                           PART II - OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

On December 5, 1995, a class action complaint was filed in the United States District Court - Central District of California naming as defendants the Company, current and former officers and directors and an affiliated party. The complaint was brought by a shareholder purporting to represent all purchasers of the Company's common stock during the period from March 31, 1995 through September 7, 1995. On March 9, 1997, the District Court granted the Company's motion and dismissed the action with prejudice. A subsequent appeal filed by the plaintiff was dismisssed by the Court of Appeals on September 22, 1997, and accordingly, the matter is closed.






                       ITEM 5. OTHER IMPORTANT INFORMATION

In 1978, the Company established in Bermuda a wholly owned captive insurance company, Suinco Assurance, Ltd. (Suinco), which was consolidated with the results of the registrant. During the second quarter of 1997 steps were begun to liquidate the captive. The Company expects that the final liquidation will be completed in the fourth quarter of 1997. Suinco was established to provide workers compensation coverage to the Company's operations in California. Due to changes in the tax laws it became more advantageous for the Company to establish a state self-insurance program for workers compensation. In July, 1992 the Company became self insured and, under the State program, all subsequent claims were handled directly by the Company.






                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits:
           Exhibit 27 - Financial Data Schedule

b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)


Date       11/14/97                        /s/ Louis L. Borick
    ---------------------                  -------------------------------------
                                                     Louis L. Borick
                                            President and Chairman of the Board



Date       11/14/97                        /s/ R. Jeffrey Ornstein
    ---------------------                  -------------------------------------
                                                     R. Jeffrey Ornstein
                                                    Vice President and CFO