Form 10-K405
period 1997-12-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 1998-03-31
CIK 95552

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   for the fiscal year ended December 31, 1997

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

                              Yes  X                     No
                                 -----                     -----

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

            The aggregate market value of voting stock of the registrant held by nonaffiliates of the registrant on March 16, 1998 was $635,647,711. On March 16, 1998, there were 27,905,378 shares of common stock issued and outstanding.


            The following documents are incorporated by reference and made a part of the Form 10-K:

            1. Portions of Superior's 1997 Annual Report to Shareholders are incorporated into Parts I, II and IV.

            2. Portions of Superior's 1997 Annual Proxy Statement are incorporated into Part III.

                                TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----
PART I
     Item 1     Business                                                            1
                General Development of Business                                     1
                Financial Information About Industry Segments                       1

                Narrative Description of Business                                   1
                        Principal Products                                          1
                        OEM - Aluminum Road Wheels                                  2
                        New Products                                                4
                        Aftermarket                                                 5
                        Manufacturing                                               6
                        Marketing                                                   7
                        Net Sales Backlog                                           7
                        Seasonal Variations                                         7
                        Raw Materials                                               8
                        Patents and Licensing Agreements                            8
                        Research and Development                                    8
                        Government Regulation                                       9
                        Environmental Controls                                      9
                        Competition                                                 10
                        Employees                                                   10

     Item 2     Properties                                                          11
     Item 3     Legal Proceedings                                                   11
     Item 4     Submission of Matters to a Vote of Security Holders                 12
                        Executive Officers of The Registrant                        12

PART II

     Item 5     Market Price of and Dividends on the Registrant's Common
                        Equity and Related Stockholder Matters                      13
     Item 6     Selected Financial Data                                             13
     Item 7     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                   13
     Item 8     Financial Statements and Supplementary Data                         13
     Item 9     Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure                                    13

PART III

     Item 10     Directors and Executive Officers of the Registrant                 14
     Item 11     Executive Compensation                                             14
     Item 12     Security Ownership of Certain Beneficial Owners and Management     14
     Item 13     Certain Relationships and Related Transactions                     14

PART IV

     Item 14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K   15

Signatures

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

                                ITEM 1. BUSINESS

                         GENERAL DEVELOPMENT OF BUSINESS

            Superior Industries International, Inc.'s (the "Company" or the "Registrant") principal business is the design and manufacture of motor parts and accessories, primarily vehicle aluminum road wheels for the domestic and international original equipment manufacturers (OEMs). It also designs and distributes a variety of products for the automotive aftermarket, including custom road wheels and accessories. The Registrant was initially incorporated in Delaware in 1969 and reincorporated in California in 1994 as the successor to three businesses founded by Louis L. Borick, President and Chief Executive Officer, which had been engaged in the design, manufacture and sale of automotive accessories and related products since 1957.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

            The Company manufactures motor vehicle parts and accessories for sale on normal, generally unsecured trade terms to original equipment manufacturers (OEMs) and the automotive aftermarket on an integrated one-segment basis.

                        NARRATIVE DESCRIPTION OF BUSINESS

                               Principal Products

            The Registrant's products include OEM aluminum road wheels, representing 93.8 percent of 1997 consolidated net sales, aftermarket custom road wheels and automotive accessories, representing 3.2 percent and 3.0 percent, respectively of 1997 consolidated net sales.

            The Company's net sales for these product lines for 1997, 1996 and 1995 are included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 1997 Annual Report to Shareholders, which is incorporated herein by reference.

                           OEM - Aluminum Road Wheels

            The Company's entry into the OEM road wheel business in 1973 resulted from its successful development of manufacturing technology, quality control and quality assurance techniques which enabled it to satisfy the quality and volume requirements of the OEM market. The Company's OEM aluminum road wheels are sold for factory installation as optional or standard equipment on selected vehicle models, to Ford Motor Company ("Ford"), General Motors Corporation ("General Motors"), Chrysler de Mexico ("Chrysler"), Toyota Motor Corporation ("Toyota"), Mazda Motor Corporation ("Mazda"), Nissan Motor Corporation Ltd. ("Nissan"), Fuji Heavy Industries, Ltd. ("Subaru"), Isuzu Motors Limited ("Isuzu"), Audi AG ("Audi"), Bayerische Motoren Werke ("BMW"), Jaguar Cars Ltd. ("Jaguar") and Ford of Australia. As discussed below, there are several advantages for automobile and light truck manufacturers, dealers and consumers provided by aluminum wheels. These advantages help promote the success of the Company.

            During the past twenty-four years the Company has provided aluminum road wheels to Ford, General Motors, Chrysler and, for the last decade, Japanese and European auto manufacturers for an increasing number of vehicle platforms, from eight models in 1980 to approximately 163 currently. It has been the Company's experience that once the manufacturer has ordered the Company's aluminum wheels for use on a particular year's model, the Company's wheel will be included in that model's production in later years as well.

            Demand for OEM aluminum wheels such as those manufactured by the Company has been increasing. Ward's Automotive, an industry publication, reports that the installation rate of such wheels for domestic cars, light trucks and utility vehicles rose from approximately 4 percent in 1980 to 52 percent for the 1997 model year. This growth in aluminum wheel installation rates has taken place while the automotive market has been cyclical.

            The Company believes that the increased use of aluminum wheels on domestic vehicles is due to several factors. The aesthetic appeal of aluminum wheels has fueled customer demand. Aluminum wheels typically weigh less than conventional steel wheels and this weight savings contributes to increasing the vehicle's fuel efficiency. Because the federal government requires each domestic manufacturer's total annual production to meet certain minimum fuel efficiency levels referred to as "CAFE" (Corporate Average Fuel Economy), the Company's customers have sought to meet these levels in part by reducing the weight of their vehicles with the installation of aluminum wheels. Manufacturers and dealers also benefit from the installation of aluminum wheels on their models because of higher profit margins. Aluminum wheels contribute to the road handling ability and ride of a vehicle because of the weight savings to critical suspension areas and because of the greater precision achieved in manufacturing one piece aluminum wheels over conventional steel wheels.

            With approximately 85 percent of the Company's 1997 sales made to Ford and General Motors, the Company is dependent on these two significant customers. The Company does not believe this represents a material risk due to the following factors. First, in 1993 the Company was awarded a new five-year contract with Ford. The contract, which expires in 1998, replaces previous long-term contracts and covers passenger cars, light trucks and utility vehicles. This relationship should result in the Company continuing to be Ford's primary aluminum wheel supplier. Second, in 1995, the Company signed a "lifetime" contract with General Motors which extends from January 1, 1996 through December 31, 2000 and pertains to the "lifetime" of all current models. In addition to securing current models, the contract also appoints the Company to be the preferred supplier for all replacement wheels. Accordingly, the Company should be awarded a significant portion of General Motors overall aluminum requirements.

            The Company has proven its ability to be a consistently low-cost producer of quality aluminum wheels with the capability of quickly expanding production capacity to meet increasing customer sales demands. This has been evidenced not only through the Company's rapid plant expansion program, but also through the Company's demonstrated ability to meet frequent customer requests to absorb additional capacity requirements. The Company strives to continually enhance its relationships with its customers through continuous improvement programs. Moreover, the Company ships wheels for over 90 different vehicle platforms / trimlines to Ford and General Motors indicating the broad usage of the Company's wheels throughout both OEM customers' product lines. Finally, both Ford and General Motors continue to rank the Company as one of their highest rated supplier of aluminum road wheels.

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

            The Company's first step towards achieving this goal was to explore and develop relationships with Japanese OEMs. During 1989 the Company announced it had, in conjunction with Topy Industries, Limited ("Topy"), Japan's largest wheel manufacturer, obtained its first order with a Japanese OEM from Mazda. In 1990, the Company further penetrated this market by receiving a contract from Toyota. Also in 1990, the Company increased its marketing efforts into this area by forming a sales and marketing joint venture with Topy. The joint venture, named Topy-Superior Limited ("TSL"), markets and sells wheels made by the Company to Japanese OEM customers both in Japan and the United States. Since inception, the Company, through TSL, has received many new contracts to manufacture wheels for domestic Japanese OEMs as well as for three of their U.S. operations. In total, TSL has contracts with five Japanese OEM customers. This venture is one key step forward in the Company's international marketing efforts and the Company expects continued sales growth from this venture.

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

            Further in pursuit of developing its ties to the European market, the Company in 1995 entered into a 50-50 joint venture with German based Otto Fuchs Metallwerke ("Otto Fuchs") to establish a European manufacturing presence. The joint venture, known as Suoftec Light Metal Products, KFT ("Suoftec") will produce both light weight forged and aluminum wheels for sale to European OEMs. Construction of the building is complete and shipments began in early 1997. The facility, located in Tatabanya, Hungary, a country with competitive labor and production costs and available labor force, establishes the Company's commitment toward entering the European market. The facility is located in close proximity to large European OEM assembly plants and brings new wheel making technology to the Company for use in European and U.S. markets.

            Demonstrating OEM's interest in this new light weight forging technology, Suoftec received a long term contract from Audi calling for 700,000 wheels per year. The contract represents over $30 million per year in revenues and represents almost half of first phase capacity of 1.5 million wheels per year. The Company also received a new multi-year contract to supply aluminum wheels for the new Audi TT convertible.

            Development of the Company's initial Latin American program commenced during 1994 with the first shipments from the Company's Chihuahua, Mexico plant. Relative to this market, the Company received orders from Ford and General Motors and renewed its relationship with Chrysler by receiving orders to produce two wheel models from Chrysler de Mexico for the 1995 and 1996 model years. Wheels manufactured at the Chihuahua, Mexico facility are for both export and installation on Mexican-manufactured cars built mostly for in-direct export back to the U.S. Prior to the devaluation of the Mexican peso, the Mexican market was growing rapidly and major automotive manufacturers were increasing production and adding capacity. Subsequent to the devaluation, this expansion activity in the domestic Mexican automotive industry slowed. However, the Mexican economy has improved and expansion activity has increased dramatically. During 1997, the Company announced an expansion project at the plant doubling its capacity to meet future increases in export activities and customers demands.

            Contracts for OEMs other than Ford and General Motors increased from 6% to 8% in 1997. They are significant for the growth of the Company by geographically diversifying and expanding its global presence. The Company will continue to focus its efforts on new global markets as they become the fastest growing segments of its business.

            In 1994, in response to the steadily growing popularity of chrome-plated aluminum wheels and to provide capacity for several new customer orders, the Company completed construction of a new chrome-plating wheel facility. The Company is the only OEM aluminum wheel manufacturer to develop this in-house capability and the plant is the largest of its kind in the world. This facility encountered severe start up difficulties but implemented corrective action that has led to improved results beginning in the fourth quarter of 1996. One of the most severe problems was in establishing waste treatment systems that were reliable and able to meet production levels. Significant resources were devoted and key managers placed to achieve higher production levels. The plant represents the Company's commitment toward diversifying into new product lines complementary to its core business (See also "Manufacturing"). Also during 1997 the Company approved the addition of a fully automated polishing facility for aluminum wheels adjacent to the Fayetteville, Arkansas chrome plant. Production orders have been received and deliveries will occur in early 1998. This addition gives the Company the most diverse wheel finishing capacity in the industry and a significant competitive advantage.

                                  New Products

            In March 1997, General Motors awarded the Company a contract to supply aluminum transmission brackets for the Oldsmobile Intrigue program. This product, which replaces a stamped steel bracket, will reduce vibration and provide for quieter performance. Production of new products, which will not require a significant capital investment, is taking place at Superior's plant in Van Nuys, California.

            The contract marks the Company's initial move into other aluminum components for the automotive market. It is part of the Company's planned diversification program, aimed at maximizing its resources and applying its manufacturing expertise and more than four decades of industry experience to meet increasing demand for aluminum components, which are increasingly replacing traditional heavier metals.

            Management looks forward to continuing the strategic expansion into other aluminum products for the automotive industry as a means to create even stronger partnering relationships with customers and to foster the profitable growth of the Company.

                                   Aftermarket

            The automotive aftermarket consists of products sold to vehicle owners as replacements for, or additions to, OEM equipment to enhance the comfort, safety, style, design and performance of vehicles such as passenger cars, pick-up trucks, vans, recreational and off-road vehicles, light motor homes and boat trailers. The Company designs, manufactures and distributes 68 different product lines including 3,800 part numbers of custom steel, aluminum and chrome-plated steel and aluminum road wheels and accessories, including steering wheel covers, lighting products, suspension and other accessories for this market. The Company's Sport Grip(R) steering wheel cover has been a significant product line and has achieved national recognition.

            In 1997 the Company experienced a 1.7% sales increase in roadwheel product lines, specifically, the Diamond Dust(R) wheel style. The Diamond Dust(R) wheel style should continue to show increased sales volume, with possible expansion of wheel styles in 1998. The aftermarket accessory product lines' volume increase of 18% in 1997 is attributed primarily to the acquisition and absorption of the "Perfection" product lines acquired in late 1996. The approach to this business entails the identification of strategic geographic markets throughout the United States and the development of key alliances with distributors who maintain extensive lines of distribution within those markets. Simultaneously, new styles of aluminum and chrome-plated aluminum wheels with mass market appeal are developed and introduced to the product line. Consumer response to new wheel styles has encouraged development of new wheel programs.

            The aftermarket general accessories line continues to be negatively impacted by ongoing retail market contraction and intensive market competition. The trend of manufacturers to incorporate more accessories as original equipment when vehicles are sold has also impacted this business. The accessory product lines are geared toward the do-it-yourself consumer, although recently, customers have been purchasing installation services along with the product.

            The Company is a major aftermarket road wheel and accessory supplier to companies with multiple retail outlets such as AutoZone, Pep Boys, Canadian Tire, Wal-Mart, CSK Auto, Inc. (Checker, Schuck's, Kragen), Western Auto, Paccar Automotive Inc. (formerly General Automotive/Grand Auto), NAPA and Discount Auto Parts. The Company also supplies major tire distributors such as Les Schwab, ITCO Tire Corp., Belle Tire, and other wheel and performance distributors.

                                  Manufacturing

            The Company believes that its ability to efficiently process raw materials into finished goods has enhanced its competitive position as a manufacturer of OEM and aftermarket products. The Company employs low-pressure casting in its existing North American factories, a process which the Company believes is the most efficient process for high volume, high quality aluminum wheels. The manufacture of aluminum wheels, in which aluminum ingot is melted, cast, de-sprued, heat treated, painted, machined, clearcoated or chrome-plated and packaged, is performed entirely at the Company's facilities.

            The Company operates six OEM aluminum wheel manufacturing facilities. The facilities, located in Fayetteville and Rogers, Arkansas, Van Nuys, California, Pittsburg, Kansas, Johnson City, Tennessee and Chihuahua, Chihuahua, Mexico are recognized by the Company's customers as "world class" manufacturing plants utilizing state-of-the-art processes and equipment. Construction has begun on the planned expansion of the Chihuahua facility as part of the Company's long-term strategy of penetrating the Latin American market. When completed in late 1998, capacity of this OEM wheel facility will be double its current production level.

            Entry into the European market, through the joint venture with Otto Fuchs, with its newly completed aluminum wheel facility began in 1997 in Tatabanya, Hungary. The plant will be initially capable of producing 1.5 million wheels per year. The manufacturing process will take advantage of a new forging technology developed by Otto Fuchs to forge lighter weight aluminum wheels, supplemented with Superior's own light weight low pressure process. The cost of the facility has been funded through capital contributions by each partner and long-term project financing.

            In response to the growing popularity of chrome-plated aluminum wheels, the Company completed construction in 1994 of a new state-of-the-art chrome-plating facility primarily to service the OEM market. The facility is located adjacent to the Company's Fayetteville, Arkansas wheel plant and shipments commenced in 1995. The plant experienced severe start up difficulties related to waste treatment and production processes in 1995 and the majority of 1996. These problems have been eliminated in 1997 by committing the required capital and process improvements which were managed by key personnel.

            The Company maintains a high level of quality assurance in the manufacture of its products and has built and maintained a reputation as a supplier of high quality aluminum road wheels. This reputation is maintained by day-to-day product, process and systems audits. In addition, Company-wide continuous improvement programs are employed to ensure competitive leadership in all facets of the Company's business. The Company's facilities and processes are subject to continual technical and quality review by the AIAG and QS9000 Quality Certification System. To maintain its position as a "world class" OEM supplier and ensure all products and underlying services meet and exceed customer expectations all seven North American and the European plant are QS9000 Certified through the QS9000 registration process. The ability to achieve this hallmark of excellence, a quality system conformance standard jointly developed by Chrysler, Ford, and General Motors, further emphasizes the Company's commitment to the highest quality at a competitive price.

            Optimal process performance at the lowest cost is significantly enhanced by the use of advanced statistical analysis, such as design of experiments and loss function analysis. Quality Functional Deployment ("QFD") and Quality Operating Systems ("QOS") are elements in place that provide management with a summary of key measurable to monitor operations and to identify and promote continuous improvement throughout the organization.

            In 1995, Ford awarded the Company the highly coveted "Full Service Supplier" award in recognition of its advanced design, engineering and program management capabilities. Superior is the only OEM wheel supplier in the world to achieve this status.

            In 1994 the Company was named by General Motors as one of the elite 171 suppliers selected from a total of 30,000 companies recognized as Worldwide Suppliers of the Year 1993. The award reflects the Company's ability to exceed specific performance standards established by General Motors relative to quality, service and price.

                                    Marketing

            Commencing January 1, 1996 the Company established a technical sales center in Detroit and terminated its relationship with a third party representative. The office provides technical engineering and sales staff in closer proximity to the Company's major customers and will enhance the Company's already strong sales and technical resources to meet the ever demanding requirements of its OEM customers. In addition, the Company's sales and marketing joint-venture with Topy maintains an office in Japan which adds local support to the Company's Japanese customers. The Company believes that it has maintained its long-standing relationships with OEMs on the basis of quality production, timely deliveries in accordance with OEM requirements, timely response to customer needs and competitive pricing.

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

            In 1997, the Company had approximately 330 active aftermarket accounts operating through thousands of retail outlets. The Company's ten largest customers in 1997 accounted for approximately 68 percent of aftermarket sales.

                                Net Sales Backlog

            The Company receives OEM tooling purchase orders to produce multi-year requirements for aluminum road wheels. These purchase orders are for vehicle model programs that can last three to five years. The Company manufactures and ships based on customer firm releases, normally provided on a weekly basis, which can vary due to cyclical automobile production.

            Customer orders for aftermarket products are normally shipped within ten days of receipt. As of December 31, 1997 and 1996, the Company had no significant backlog of such orders.

                               Seasonal Variations

            The automotive industry is cyclical and varies based on the timing of consumer purchases of vehicles and general economic conditions. Production schedules can vary significantly from quarter to quarter to quarter to meet customer scheduling demands. During 1997, the only seasonal factor included a work stoppage at our customer assembly plants in the first quarter. During the past few years, there has been no significant consistent seasonal variation.

                                  Raw Materials

            The Company purchases substantial quantities of aluminum ingot for the manufacture of its aluminum road wheels. These purchases accounted for approximately 80 percent of the Company's total material requirements during 1997. The majority of the Company's requirements are met through purchase orders with several major domestic aluminum producers. Generally, the orders are fixed as to minimum and maximum quantities of aluminum which the producers must supply during the term of the orders, which is typically one year. During the last year, the Company was able to successfully secure aluminum commitments from its primary suppliers to meet its production requirements.

            The Company obtains its requirements for other materials through numerous suppliers with whom it has established trade relations. In instances where outside suppliers produce components for the Company's products, the Company normally owns the tools and dies located in the supplier's facilities, or has the right to purchase such items.

                        Patents And Licensing Agreements

            The Company currently holds patents for 14 of its inventions and has one patent pending. While the Company has a policy of applying for patents if and when it develops new products or processes, it believes that its success is dependent upon its manufacturing and engineering skills and the quality and market acceptance of its products, rather than upon its ability to obtain and defend patents. The Company is currently paying royalties on two patents owned by other persons

                            Research And Development

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

            The Company utilizes computer-aided design, computer-aided engineering and computer-aided manufacturing (CAD/CAE/CAM) in the design of a wheel, finite element analysis to identify potential design problems prior to manufacturing and three dimensional prototyping for styling evaluation. The Company also utilizes fluid flow and thermal analysis capabilities to aid in molds and casting cycles at both its engineering centers. By continuously improving its engineering capabilities, the Company is able to reduce the time required to develop a wheel and identify cost saving technologies which can be shared with customers. An example of this continuous improvement is the application of "Simultaneous Engineering" to the development of a new wheel, resulting in a major time reduction on priority programs requiring short lead times from 13 weeks down to 5 weeks from final design to tested and approved wheel samples.

            As part of the Company's on-going continuous improvement programs, manufacturing technologies and processes are continually challenged, refined, and enhanced to ensure the Company maintains its position as the low cost and highest quality manufacturer of aluminum wheels. Further evidence of the Company's commitment toward maintaining its leadership position in cost savings technologies, the R & D group, in cooperation with the manufacturing group, has successfully completed the "Rim Flow Forming" for aluminum wheels. This new technology allows the Company to further reduce wheel weight and increase wheel quality.

            Development of the Company's patented helium leak testing device for aluminum wheels has been a breakthrough in the Company's ongoing effort to provide the most efficient manufacturing processes and methods. These machines, which detect microscopic leaks at a rapid rate, are currently utilized in several of the Company's facilities. Through its wholly-owned subsidiary, Superior Engineered Technologies, Inc., the Company has redesigned the machine for bigger wheels (13" up to 18") and added full automation and the capability of mixed wheel size to the new H.L.T. 5100 Model.

            Through joint-ventures and development projects, technological advances, new processes and expanded engineering capabilities, the Company is positioning itself to become a full spectrum manufacturer of aluminum wheels as well as other aluminum components. These efforts have resulted in receiving our first order to produce aluminum transmission brackets for the 1999 Oldsmobile Intrigue, now released for production.

            The Company is currently engaged in approximately 60 engineering programs for the development of OEM wheels for future model years, including several wheel models for Japanese, Latin American and European OEM manufacturers, including approximately 8 engineering programs for the development of chrome-plated aluminum wheels.

            Reference is made to Note 1 of "Notes to Consolidated Financial Statements" in the Company's 1997 Annual Report to Shareholders which is incorporated herein by reference for a summary of research and development costs over the past three years.

                              Government Regulation

            Safety standards in the manufacture of vehicles and automotive equipment have been established under the National Traffic and Motor Vehicle Safety Act of 1966. The Company believes that it is in compliance with all federal standards currently applicable to OEM suppliers and to automotive aftermarket manufacturers and products.

                             Environmental Controls

            The Company's manufacturing facilities are subject to solid waste, water and air pollution control standards mandated by federal, state and local laws. Violators of these laws are subject to fines and in extreme cases plant closure. Although from time to time the Company has paid fines arising out of asserted violations of these standards, no such fines have been material in nature. The Company believes it is substantially in compliance with all standards presently applicable. Compliance with environmental regulations has necessitated changes in processes and equipment upgrades and may in certain instances require the acquisition of "trading credits". The 1997 annual cost of environmental compliance is approximately $1,275,000. The Company will continue to modify its processes in order to maintain compliance with federal, state and local laws. See Item 3. "Legal Proceedings" for information concerning the Company's involvement with certain United States Environmental Protection Agency activities. In 1997, the waste treatment system in the chrome plant was improved to handle desired production levels by providing the necessary resources to correct the problem.

                                   Competition

            The business sectors in each of the Company's product areas are highly competitive. The Company is one of the leading suppliers of aluminum road wheels for OEM installations in the world and the Company estimates it supplies 36 percent of the aluminum wheels for the North American car and light truck market. Based on Wards Automotive, and industry publication, aluminum wheel installation rates on automobiles and light trucks rose to a record 52 percent for the 1997 model year. This significant growth began in 1980 when demand for OEM aluminum road wheels was approximately four percent of vehicle installations. Anticipating these continuing increases, the Company has successfully located and expanded its state-of-the-art "world class" manufacturing facilities closer to OEM final assembly plants. The Company believes that as a result it has become very competitive both in terms of cost and quality. The Company's primary competitor in the North American market is Hayes Lemmerz International, Inc.

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

                                    Employees

            As of December 31, 1997, the Company had approximately 4,500 full-time employees. At the present time approximately 75 employees at the Company's Tijuana, Mexico maquiladora, which polishes wheels for aftermarket applications, are covered by collective bargaining agreements.



                      (This space intentionally left blank)

                               ITEM 2. PROPERTIES

     The Company maintains and operates 12 facilities located in Arkansas, California, Michigan, Kansas, Tennessee, Puerto Rico, Tijuana and Chihuahua, Mexico and Tatabanya, Hungary. The facilities encompass manufacturing, warehouse and office space in 15 buildings with approximately 2.8 million square feet. Excluding the Tatabanya, Hungary facility, six of the buildings are owned by the Company, with the remainder operated under lease agreements expiring at various dates through 2001.

            The Company's corporate offices, manufacturing and warehousing facilities located in Van Nuys, California are leased from Louis L. Borick, its President and Chairman of the Board, and Juanita A. Borick. The Company also leases additional plant and warehousing facilities in Van Nuys, California from Keswick Properties, owned jointly by Steven J. Borick, son of Louis L. Borick and a director of the Company, and two other of Mr. Louis L. Borick's children. The Company believes that the terms of the aforementioned leases are no less favorable than those which it could obtain from an unaffiliated party on similar property with comparable facilities in the vicinity.

            In general, the facilities are in good operating condition, have been designed and constructed for their specific use, and are adequate to meet the productive capacity requirements of each plant.

            Additionally, reference is made to Notes 5 and 9 of "Notes to Consolidated Financial Statements" on pages 23 and 26, respectively, in the Company's 1997 Annual Report to Shareholders, which are incorporated herein by reference.

                            ITEM 3. LEGAL PROCEEDINGS

            In 1988, the Company was notified by the United States Environmental Protection Agency (EPA), that the Company is considered a potentially responsible party (PRP) for costs to clean up the Operating Industries, Inc.
(OII) site because of deposits, which were permitted and approved by appropriate regulatory agencies when made, at the site located in Monterey Park, California. The total costs to clean up the site cannot be determined but the EPA has informed all PRP's that such costs may exceed $500 million. The PRP's are jointly and severally liable although it is possible that the EPA will accept contribution according to the severity of the deposits made. The Company's insurance carriers have been placed on notice and their insurance policies are currently under review to determine whether the Company's liability is covered by insurance. To date, by private agreement with the other settling defendants, the Company has paid $466,000 net of settlements from other parties, to settle its liability under the first three phases of clean-up. Based on facts now known to the Company, including the low level of participation claimed against the Company by the EPA and based on the number and financial strength of Companies with greater participation in the cleanup activities, management believes sufficient reserves have been established to cover the Company's ultimate financial exposure.

            On December 5, 1995, a class action complaint was filed in the United States District Court - Central District of California naming as defendants the Company, current and former officers and directors and an affiliated party. The complaint was brought by a shareholder purporting to represent all purchasers of the Company's common stock during the period from March 31, 1995 through September 7, 1995. On March 9, 1997, the District Court granted the Company's motion and dismissed the action with prejudice. A subsequent appeal filed by the plaintiff was dismissed by the Court of Appeals on September 22, 1997, and accordingly, the matter is closed.

                        ITEM 4. SUBMISSION OF MATTERS TO
                           A VOTE OF SECURITY HOLDERS

            No matter was submitted during the fourth quarter of 1997 to a vote of security holders through the solicitation of proxies or otherwise.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

            Set forth below is information regarding executive officers of the Company who are not directors. Information regarding executive officers who are directors is contained in the Company's Proxy Statement issued in connection with its Annual Meeting of Stockholders scheduled to be held on May 15, 1998, which is incorporated herein by reference (1998 Proxy Statement). All executive officers are appointed annually by the Board of Directors and serve one-year terms. Also see "Employment Agreements" in the Company's 1998 Proxy Statement.

Listed below is the name, age, position and business experience of each officer of the Company:

Joseph T. D'Amico (age 68) - Vice President, Materiel since 1984.

Michael D. Dryden (age 60) - Vice President, International Business Development
            since March 1990.

Ronald F. Escue (age 52) - Vice President, General Manager - Aftermarket Wheel
            Division since January 1995; Vice President, Aftermarket Sales from 1987 to 1994.

James M. Ferguson (age 49) - Vice President, OEM Marketing Group since 1990;
            Vice President - OEM Marketing from 1984 to 1990.

Daniel L. Levine (age 39) - Corporate Secretary and Treasurer since July
            1997; Corporate Secretary and Assistant Treasurer from March 1996; Assistant Treasurer and Director of Taxes from 1992.

Henry C. Maldini (age 63) - Vice President, Engineering since June 1986.

Frank Monteleone (age 59) - Vice President, Purchasing since July 1996;
            Corporate Purchasing Director from 1986 to 1996.

Michael J. O'Rourke (age 37) - Vice President, Program Administration since July
            1995; Director, OEM Programs from 1991 to 1995.

Delbert J. Schmitz (age 65) - Vice President, Aftermarket Marketing since
            January 1987.



                      (This space intentionally left blank)

                                     PART II

                      ITEM 5. MARKET PRICE OF AND DIVIDENDS
                        ON THE REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

        Reference is made to the presentation of "Quarterly Common Stock Price" information," on page 1 and Note 15 to "Notes to Consolidated Financial Statements", on page 30 of the Company's 1997 Annual Report to Shareholders, which are incorporated herein by reference.

                         ITEM 6. SELECTED FINANCIAL DATA

            Reference is made to the presentation of "Financial Highlights" on page 1 of the Company's 1997 Annual Report to Shareholders, which is incorporated herein by reference.

                       ITEM 7. MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            Reference is made to the presentation of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 15 of the Company's 1997 Annual Report to Shareholders, which is incorporated herein by reference.

                          ITEM 8. FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

            Reference is made to the Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statement of Shareholders' Equity, Consolidated Statements of Cash Flow, Notes to Consolidated Financial Statements, Quarterly Financial Data and the Report of Independent Public Accountants, as set forth on pages 16 through 32 of the Company's 1997 Annual Report to Shareholders, which is incorporated herein by reference.

                    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
                            ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

            There has been no change in independent public accountants nor have there been any disagreements on accounting and financial disclosure.

                                    PART III

                    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
                                OF THE REGISTRANT

            Information relating to Directors is set forth under the caption "Election of Directors" on page 3 through 7 in the Company's 1998 Annual Proxy Statement and is incorporated herein be reference. Certain information regarding Executive Officers of the Registrant is contained in Item 4 of Part I of this Annual Report on Form 10-K.

                         ITEM 11. EXECUTIVE COMPENSATION

            Information relating to Executive Compensation is set forth under the captions "Compensation of Directors" and "Executive Compensation" on page 7 through 11 in the Company's 1998 Annual Proxy Statement and is incorporated herein by reference.

                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

            Information related to Security Ownership of Certain Beneficial Owners and Management is set forth under caption "Voting Securities and Principal Holders" on pages 1 and 2 in the Company's 1998 Annual Proxy Statement and is incorporated herein by reference.

                       ITEM 13. CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

            Information related to Certain Relationships and Related Transactions is set forth under captions "Election of Directors" and "Certain Relationships and Related Transations", on pages 3 through 7 in the Company's 1998 Annual Proxy Statement and is incorporated herein by reference.



                      (This space intentionally left blank)

                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

   1.       Financial Statements

            Among the responses to this Item 14(a) are the following financial statements which are incorporated herein by reference:

            (i) Consolidated Statements of Income for the three years ended December 31, 1997, 1996 and 1995

            (ii)        Consolidated Balance Sheets as of December 31, 1997 and
                        1996

            (iii) Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1997, 1996 and 1995

            (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 1997, 1996 and 1995

            (v)         Notes to Consolidated Financial Statements

            (vi)        Report of Independent Public Accountants

   2.       Financial Statement Schedules

            (A) Schedule      Description                                                          Pages
                --------      -----------                                                          -----
                              Report of Independent Public Accountants on
                                     Financial Statement Schedule                                    S-1

                Schedule II   Valuation and Qualifying Accounts                                      S-2

            All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or notes thereto.



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

            11          Computation of earnings per share (see Note 1 of "Notes to Consolidated
                        Financial Statements" in the Company's 1997 Annual Report to Shareholders,
                        which is incorporated herein by reference.)

            13          1997 Annual Report to Shareholders

            21          List of Subsidiaries of the Company

            23          Consent of Arthur Andersen LLP, Independent Public Accountants for the
                        Registrant

            27          1997 Financial Data Schedule

 (b)        Reports of Form 8-K

            No reports on Form 8-K have been filed during the fourth quarter of 1997.



                      (This space intentionally left blank)

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            March 20, 1998

                                        SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                                        By /s/ Louis L. Borick
                                          -------------------------------------
                                           LOUIS L. BORICK
                                           President and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                               President,
/s/ Louis L. Borick                      Chairman of the Board
--------------------------                    and Director
Louis L. Borick                      (Principal Executive  Officer)         March 20, 1998

/s/ R. Jeffrey Ornstein                   Vice President & CFO
--------------------------                    and Director
R. Jeffrey Ornstein                  (Principal Financial Officer)          March 20, 1998

/s/ Raymond C. Brown                               Director                 March 20, 1998
--------------------------
Raymond C. Brown

/s/ Sheldon I. Ausman                              Director                 March 20, 1998
--------------------------
Sheldon I. Ausman

/s/ Steven J. Borick                               Director                 March 20, 1998
--------------------------
Steven J. Borick

/s/ Philip W. Colburn                              Director                 March 20, 1998
--------------------------
Philip W. Colburn

/s/ V. Bond Evans                                  Director                 March 20, 1998
--------------------------
V. Bond Evans

/s/ Jack H. Parkinson                              Director                 March 20, 1998
--------------------------
Jack H. Parkinson