Form 10-Q
period 1998-03-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 1998-05-14
CIK 95552

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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


                                  YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


     Class of Common Stock               Outstanding at April 30, 1998
     ---------------------               -----------------------------
         $.50 Par Value                           27,849,678

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                               REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
Cover Page.............................................................................      1

Table of Contents......................................................................      2

Part I - Financial Information

   Item 1 - Financial Statements

      Consolidated Condensed Statements of Income .....................................      3

      Consolidated Condensed Statements of Comprehensive Income .......................      4

      Consolidated Condensed Balance Sheets............................................      5

      Consolidated Condensed Statements of Cash Flows..................................      6

      Consolidated Condensed Statements of Shareholders' Equity........................      7

Notes to Consolidated Condensed Financial Statements...................................      8

   Item 2 - Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.................................................     10

Part II - Other Information

Signatures.............................................................................     11

Exhibit 27 - Financial Data Schedule

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                 FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)
                  (Dollars in thousands, except per share data)



                                                           1998           1997
                                                         ---------     ---------
Net Sales ...........................................    $ 136,371     $ 125,893
Cost of Sales .......................................      111,534       103,496
                                                         ---------     ---------

Gross Profit ........................................       24,837        22,397


Selling, General and Administrative Expenses ........        5,383         4,774
                                                         ---------     ---------

Income From Operations ..............................       19,454        17,623

Non-Operating Income (Expense):
   Interest income, net .............................          890           438
   Miscellaneous expense, net .......................         (590)           54
                                                         ---------     ---------
                                                               300           492

Income Before Provision for Income Taxes ............       19,754        18,115

Provision for Income Taxes ..........................        6,963         6,567
                                                         ---------     ---------

Net Income ..........................................    $  12,791     $  11,548
                                                         =========     =========

Earnings Per Share - Basic ..........................    $    0.46     $    0.41
                                                         =========     =========

Earnings Per Share - Diluted ........................    $    0.46     $    0.41
                                                         =========     =========

Dividends Declared Per Share ........................    $    0.07     $    0.06
                                                         =========     =========




See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

                 FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)
                             (Dollars in thousands)



                                                           1998          1997
                                                         --------      --------
Net Income .........................................     $ 12,791      $ 11,548

Other Comprehensive Income, net of tax:

   Foreign Currency Translation Adjustments ........         (250)           (9)

   Unrealized Loss on Marketable Securities ........           --           (22)
                                                         --------      --------

Total Other Comprehensive Income ...................         (250)          (31)


Comprehensive Income ...............................     $ 12,541      $ 11,517
                                                         ========      ========



See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


                                                                            March 31   December 31
                         ASSETS                                              1998         1997
                                                                           ---------   ---------
                                                                          (Unaudited)
Current Assets:
   Cash and cash equivalents ............................................  $  88,210   $  73,693
   Accounts receivable, net .............................................     77,588      78,543
   Inventories
      Raw materials .....................................................     21,443      14,039
      Work in process ...................................................     12,127      12,642
      Finished goods ....................................................     17,407      15,706
                                                                           ---------   ---------
                                                                              50,977      42,387

   Other current assets .................................................      6,771       5,223
                                                                           ---------   ---------
         Total current assets ...........................................    223,546     199,846

Property, Plant and Equipment ...........................................    337,604     331,279
Less:  Accumulated Depreciation .........................................    189,808     183,290
                                                                           ---------   ---------
   Net property, plant and equipment ....................................    147,796     147,989

Other Assets ............................................................     35,843      34,844
                                                                           ---------   ---------

Total Assets ............................................................  $ 407,185   $ 382,679
                                                                           =========   =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable .....................................................  $  43,066   $  34,251
   Accrued liabilities ..................................................     38,634      30,575
   Current portion of long-term debt ....................................        588         589
                                                                           ---------   ---------
         Total current liabilities ......................................     82,288      65,415

Long-term Debt ..........................................................      1,272       1,344
Other Long-term Liabilities .............................................     16,019      16,377
Deferred Income Taxes ...................................................     11,727      12,127
Shareholders' Equity
   Common stock .........................................................     21,129      23,257
   Accumulated other comprehensive income ...............................    (14,406)    (14,156)
   Retained earnings ....................................................    289,156     278,315
                                                                           ---------   ---------
         Total shareholders' equity .....................................    295,879     287,416

Total Liabilities and Shareholders' Equity ..............................  $ 407,185   $ 382,679
                                                                           =========   =========




See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                 FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)
                             (Dollars in thousands)



                                                            1998         1997
                                                          --------     --------
Net Cash Provided by Operating Activities ............    $ 26,802     $ 12,887

Cash Flows from Financing Activities:

   Repurchases of common stock .......................      (4,374)      (3,033)
   Stock options exercised ...........................       2,246          388
   Cash dividends paid ...............................      (1,953)      (1,698)
   Payments of long-term debt ........................         (72)         (57)
                                                          --------     --------

      Net Cash Used in Financing Activities ..........      (4,153)      (4,400)
                                                          --------     --------

Cash Flows from Investing Activities:

   Additions to property, plant and equipment ........      (6,223)      (4,453)
   Investment in and advances to joint ventures ......      (1,909)        (750)
                                                          --------     --------

      Net Cash Used in Investing Activities ..........      (8,132)      (5,203)
                                                          --------     --------

Net Increase in Cash and Cash Equivalents ............      14,517        3,284

Cash and Cash Equivalents at Beginning of Period .....      73,693       36,815
                                                          --------     --------

Cash and Cash Equivalents at End of Period ...........    $ 88,210     $ 40,099
                                                          ========     ========



See accompanying Notes to Consolidated Condensed Financial Statements

                            SUPERIOR INDUSTRIES, INC.

            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (Unaudited)
                    (Dollars in thousand, except share data)



                                       Common Stock                           Accumulated
                              ---------------------------     Additional        Other
                               Number of                        Paid-In      Comprehensive     Retained
                                Shares          Amount          Capital         Income         Earnings         Total
                              -----------     -----------     -----------     -----------     -----------     -----------
Balances at
         December 31, 1997     27,902,387     $    13,951     $     9,306     $   (14,156)    $   278,315     $   287,416

Net  income ..............             --              --              --              --          12,791          12,791

Foreign currency
         translation .....             --              --              --            (250)             --            (250)

Cash dividends declared
         ($.07/share) ....             --              --              --              --          (1,950)         (1,950)

Repurchases of
         common stock ....       (155,300)            (78)         (4,296)             --              --          (4,374)

Stock options
         exercised .......        141,291              71           2,175              --              --           2,246
                              -----------     -----------     -----------     -----------     -----------     -----------

Balances at
         March 31, 1998 ..     27,888,378     $    13,944     $     7,185     $   (14,406)    $   289,156     $   295,879
                              ===========     ===========     ===========     ===========     ===========     ===========




See accompanying Notes to Consolidated Condensed Financial Statements

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission's requirements of form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of its operations and cash flows for the three month periods ended March 31, 1998 and 1997.

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


Segment Reporting

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement, which is effective for all reporting periods beginning in 1998, redefines the way publicly held companies report information about segments. Based upon the Company's assessment of this pronouncement, it has determined that the automotive aftermarket portion of the Company's business is not a "Reportable Segment" and, therefore, the Company will continue to report on an integrated one segment basis.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


Earnings per Share

Earnings per share calculations for all periods are in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Accordingly, "basic" earnings per share is calculated by dividing net income by the weighted average shares outstanding for the period, or 27,906,000 in 1998 and 28,125,000 in 1997. For purposes of calculating "diluted" earnings per share, net income is divided by the total of the weighted averaged shares outstanding plus the dilutive effect of the Company's outstanding stock options ("common stock equivalents"), or 28,102,000 in 1998 and 28,267,000 in 1997.

Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income". This Statement, which is effective for all reporting periods beginning in 1998, requires the prominent disclosure of all components of Comprehensive Income, as defined - see the Consolidated Condensed Statements of Comprehensive Income and Shareholders' Equity. Accumulated Other Comprehensive Income as reflected in the Statement of Shareholders' Equity represents the cumulative foreign currency translation adjustments through December 31, 1997 and March 31, 1998.


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

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales were $136.4 million for the quarter ended March 31, 1998, compared to $125.9 million for the same period in 1997. OEM net sales increased $9.3 million, or 7.9 percent, to $126.9 million from $117.6 million in 1997, as OEM unit shipments increased 4.7 percent and chrome-plating revenues increased $3.0 million over the same period a year ago. North American production of passenger cars and light trucks was virtually flat for the current quarter, indicating a continued trend toward greater installation of aluminum wheels on North American light vehicles. Net sales of automotive aftermarket products increased $1.2 million, or 14.4 percent, to $9.5 million from $8.3 million a year ago. Road wheel sales increased $837,000, or 18.1 percent, to $5.5 million and other accessories increased $357,000, or 9.8 percent, to $4.0 million.

The gross margin was 18.2 percent for the quarter, versus 17.8 percent for the comparable period in 1997. The increased margin was due principally to the improved utilization rates at the Company's OEM wheel plants versus the prior year and to the improvement in performance of the chrome-plating facility.

Selling, general and administrative expenses were 3.9 percent of net sales in 1998 compared to 3.8 percent of net sales a year ago. Interest income for the current period increased to $931,000 as cash available for investing during the period increased by approximately $40 million over the same period a year ago. Interest expense decreased to $41,000 from $143,000 a year ago. Miscellaneous expense for 1998 includes a pre-tax equity loss of $350,000 related to the Company's fifty percent owned joint venture operations in Hungary.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $26.8 million for the quarter ended March 31, 1998, an increase of $13.9 million as the change in working capital improved by $12.5 million, due principally to a higher level of accounts payable outstanding at the end of the current period.

Cash utilized to fund financing activities included $4.4 million for the repurchase of 155,300 shares of common stock, pursuant to a 2.0 million share repurchase plan and $1.9 million for cash dividends on the Company's common stock. These expenditures were partially offset by proceeds of $2.2 million related to the exercise of 141,291 stock options. Cash utilized to fund investing activities included $6.2 million for capital expenditures and $1.9 million of additional investment in and advances to the Company's joint ventures.

Working capital and current ratio were $141.3 million and 2.7:1 versus $134.4 million and 3.1:1 at December 31, 1997, respectively, and $96.4 million and 2.3:1 at March 31, 1997, respectively. Cash and short-term investments as of March 31, 1998 were $88.2 million compared to $73.7 million at December 31, 1997 and $45.4 million a year ago. The Company's current cash position, along with its unused credit facilities, is sufficient to fund working capital and capital investment requirements for 1998.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                           PART II - OTHER INFORMATION



                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits:
            Exhibit 27 - Financial Data Schedule

b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended March 31, 1998.










                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)


Date        5/15/98                 /s/  Louis L. Borick
                                    ----------------------------------------
                                         Louis L. Borick
                                    President and Chairman of the Board



Date        5/15/98                 /s/  R. Jeffrey Ornstein
                                    ----------------------------------------
                                         R. Jeffrey Ornstein
                                      Vice President and CFO