Form 10-Q
period 1998-06-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 1998-08-12
CIK 95552

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                              YES [X]        NO[ ]

            INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE
                   ISSUER'S CLASSES OF COMMON STOCK, AS OF THE
                             LAST PRACTICABLE DATE.

         CLASS OF COMMON STOCK                  OUTSTANDING AT JULY 31, 1998
         ---------------------                  ----------------------------
             $.50 PAR VALUE                             27,673,853

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                               REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
Cover Page......................................................................       1

Table of Contents...............................................................       2

Part I - Financial Information

   Item 1 - Financial Statements

      Consolidated Condensed Statements of Income ..............................       3

      Consolidated Condensed Statements of Comprehensive Income ................       4

      Consolidated Condensed Balance Sheets.....................................       5

      Consolidated Condensed Statements of Cash Flows...........................       6

      Consolidated Condensed Statements of Shareholders' Equity.................       7

Notes to Consolidated Condensed Financial Statements............................       8

   Item 2 - Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..........................................      10

Part II - Other Information

Signatures......................................................................      12

Exhibit 27 - Financial Data Schedule

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (Unaudited)
                  (Dollars in thousands, except per share data)



                                                             Three Months                         Six Months
                                                            Ended June 30,                      Ended June 30,
                                                      --------------------------          --------------------------
                                                        1998              1997              1998              1997
                                                      --------          --------          --------          --------
Net Sales ..................................          $138,130          $142,090          $274,501          $267,983
Cost of Sales ..............................           114,709           113,384           226,243           216,880
                                                      --------          --------          --------          --------

Gross Profit ...............................            23,421            28,706            48,258            51,103


Selling, General and Administrative Expenses             5,286             5,270            10,669            10,044
                                                      --------          --------          --------          --------

Income From Operations .....................            18,135            23,436            37,589            41,059

Non-Operating Income/Expense:
   Interest income, net ....................             1,057               267             1,947               705
   Miscellaneous expense, net ..............               189                58               779                 4
                                                      --------          --------          --------          --------
                                                           868               209             1,168               701

Income Before Provision for Income Taxes ...            19,003            23,645            38,757            41,760

Provision for Income Taxes .................             6,699             8,571            13,662            15,138
                                                      --------          --------          --------          --------

Net Income .................................          $ 12,304          $ 15,074          $ 25,095          $ 26,622
                                                      ========          ========          ========          ========

Earnings Per Share - Basic .................          $   0.44          $   0.54          $   0.90          $   0.94
                                                      ========          ========          ========          ========

Earnings Per Share - Diluted ...............          $   0.44          $   0.53          $   0.89          $   0.94
                                                      ========          ========          ========          ========

Dividends Declared Per Share ...............          $   0.08          $   0.07          $   0.15          $   0.13
                                                      ========          ========          ========          ========


See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

                                   (Unaudited)
                             (Dollars in thousands)




                                                            Three Months                           Six Months
                                                            Ended June 30,                        Ended June 30,
                                                     ---------------------------           ---------------------------
                                                       1998               1997               1998               1997
                                                     --------           --------           --------           --------

Net Income ................................          $ 12,304           $ 15,074           $ 25,095           $ 26,622

Other Comprehensive Income, net of tax:

   Foreign Currency Translation Adjustments              (780)               (43)            (1,030)               (52)

   Unrealized Loss on Marketable Securities                --                189                 --                167
                                                     --------           --------           --------           --------

Total Other Comprehensive Income ..........              (780)               146             (1,030)               115


Comprehensive Income ......................          $ 11,524           $ 15,220           $ 24,065           $ 26,737
                                                     ========           ========           ========           ========


See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                     June 30           December 31
                                                      1998                 1997
                                                    ---------           ---------
                                                   (Unaudited)
                ASSETS

Current Assets:
   Cash and cash equivalents .............          $  90,033           $  73,693
   Accounts receivable, net ..............             67,908              78,543
   Inventories
      Raw materials ......................             15,358              14,039
      Work in process ....................             12,812              12,642
      Finished goods .....................             20,072              15,706
                                                    ---------           ---------
                                                       48,242              42,387

   Other current assets ..................              8,000               5,223
                                                    ---------           ---------
         Total current assets ............            214,183             199,846

Property, Plant and Equipment ............            340,550             331,279
Less:  Accumulated Depreciation ..........            194,128             183,290
                                                    ---------           ---------
   Net property, plant and equipment .....            146,422             147,989

Other Assets .............................             37,208              34,844
                                                    ---------           ---------

Total Assets .............................          $ 397,813           $ 382,679
                                                    =========           =========


  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ......................          $  33,358           $  34,251
   Accrued liabilities ...................             35,613              30,575
   Current portion of long-term debt .....                589                 589
                                                    ---------           ---------
         Total current liabilities .......             69,560              65,415

Long-term Debt ...........................              1,200               1,344
Other Long-term Liabilities ..............             11,327              16,377
Deferred Income Taxes ....................             15,261              12,127
Shareholders' Equity
   Common stock ..........................             16,417              23,257
   Accumulated other comprehensive income             (15,186)            (14,156)
   Retained earnings .....................            299,234             278,315
                                                    ---------           ---------
         Total shareholders' equity ......            300,465             287,416

Total Liabilities and Shareholders' Equity          $ 397,813           $ 382,679
                                                    =========           =========


See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                             (Dollars in thousands)

                                                                        Six Months
                                                                       Ended June 30,
                                                                ---------------------------
                                                                  1998               1997
                                                                --------           --------
Net Cash Provided by Operating Activities ............          $ 41,860           $ 28,232

Cash Flows from Financing Activities:

   Repurchases of common stock .......................            (9,920)            (6,659)
   Cash dividends paid ...............................            (3,909)            (3,376)
   Payments of long-term debt ........................              (144)              (117)
   Stock options exercised ...........................             3,080                424
                                                                --------           --------

      Net Cash Used in Financing Activities ..........           (10,893)            (9,728)
                                                                --------           --------

Cash Flows from Investing Activities:

   Additions to property, plant and equipment ........           (11,293)            (7,479)
   Investment in and advances to joint ventures ......            (3,451)            (3,658)
   Proceeds from sale of property, plant and equipment               117                319
                                                                --------           --------

      Net Cash Used in Investing Activities ..........           (14,627)           (10,818)
                                                                --------           --------

Net Increase in Cash and Cash Equivalents ............            16,340              7,686

Cash and Cash Equivalents at Beginning of Period .....            73,693             36,815
                                                                --------           --------

Cash and Cash Equivalents at End of Period ...........          $ 90,033           $ 44,501
                                                                ========           ========



See accompanying Notes to Consolidated Condensed Financial Statements

                            SUPERIOR INDUSTRIES, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   (Unaudited)
                    (Dollars in thousand, except share data)



                                       Common Stock                                  Accumulated
                              -----------------------------       Additional            Other
                               Number of                            Paid-In         Comprehensive      Retained
                                 Shares            Amount           Capital            Income          Earnings            Total
                              -----------       -----------       -----------       -----------       -----------       -----------
Balances at
       December 31, 1997       27,902,387       $    13,951       $     9,306       $   (14,156)      $   278,315       $   287,416

Net  income                            --                --                --                --            25,095            25,095

Foreign currency
       translation                     --                --                --            (1,030)               --            (1,030)

Cash dividends declared
       ($.15/share)                    --                --                --                --            (4,176)           (4,176)

Repurchases of
       common stock              (336,700)             (169)           (9,751)               --                --            (9,920)

Stock options
       exercised                  155,166                78             2,480                --                --             2,558

Stock option
       tax benefit                     --                --               522                --                --               522
                              -----------       -----------       -----------       -----------       -----------       -----------

Balances at
       June 30, 1998           27,720,853       $    13,860       $     2,557       $   (15,186)      $   299,234       $   300,465
                              ===========       ===========       ===========       ===========       ===========       ===========



See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Basis of Presentation

During interim periods, Superior Industries International, Inc. and its subsidiaries (the "Company") follow the accounting policies set forth in its Annual Report to Shareholders and apply appropriate interim financial reporting standards, as indicated below. Users of financial information produced for interim periods are encouraged to refer to the notes contained in the Annual Report to Shareholders when reviewing interim financial results.

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission's requirements of Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair presentation of i) the consolidated condensed statements of income for the three and six months ended June 30, 1998 and 1997, ii) the consolidated condensed statements of comprehensive income for the three and six months ended June 30, 1998 and 1997, iii) the consolidated condensed balance sheets at June 30, 1998 and December 31, 1997, iv) the consolidated condensed statements of cash flows for the six months ended June 30, 1998 and 1997, and v) the consolidated condensed statements of shareholders' equity at June 30, 1998 and December 31, 1997.


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


Segment Reporting

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement, which is effective for all reporting periods beginning in 1998, redefines the way publicly held companies report information about segments. Based upon the Company's assessment of this pronouncement, it has determined that the Company will continue to report on an integrated one segment basis.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                                   (UNAUDITED)


Earnings per Share

Earnings per share calculations for all periods are in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Accordingly, "basic" earnings per share is calculated by dividing net income by the weighted average shares outstanding for the period, or 27,818,000 and 28,132,000 for the three month periods ended June 30, 1998 and 1997 and 27,864,000 and 28,198,000 for the six month periods ended June 30, 1998 and 1997, respectively. For purposes of calculating "diluted" earnings per share, net income is divided by the total of the weighted averaged shares outstanding plus the dilutive effect of the Company's outstanding stock options ("common stock equivalents"), or 27,998,000 and 28,276,000 for the three month periods ended June 30, 1998 and 1997 and 28,061,000 and 28,333,000 for the six month periods ended June 30, 1998 and 1997, respectively.


Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income". This Statement, which is effective for all reporting periods beginning in 1998, requires the prominent disclosure of all components of Comprehensive Income, as defined - see the Consolidated Condensed Statements of Comprehensive Income and Shareholders' Equity. Accumulated Other Comprehensive Income as reflected in the Statement of Shareholders' Equity represents the cumulative foreign currency translation adjustments through December 31, 1997 and June 30, 1998.

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

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The Company's results of operations for the second quarter and year-to-date period ended June 30, 1998, were affected significantly by the United Auto Worker's (UAW) strike against General Motors (GM), one of the Company's major customers. The work stoppage that began in early June reduced shipments of the Company's aluminum road wheels to GM, contributing to the decline of $4.0 million, or 2.8%, in consolidated net sales for the quarter to $138.1 million from $142.1 million in the same period a year ago. Consolidated net sales for the six months ended June 30, 1998 were $274.5 million compared to $268.0 million a year ago, an increase of $6.5 million, or 2.4%.

OEM net sales were $128.5 million for the quarter ended June 30, 1998 compared to $132.4 million for the same period in 1997, a decrease of $3.9 million, or 2.9%. OEM unit shipments decreased 4.1% for the quarter, excluding chrome-plated units, which increased approximately 46% over a year ago. During this same period, production by Ford and GM of passenger cars and light trucks in North America, the principal market served by the Company, decreased by 9% and 16%, respectively. This indicates a continued market share increase usage of aluminum wheels. On a year-to-date basis, OEM net sales were $255.4 million, up $5.3 million, or 2.1%, from $250.1 million a year ago. OEM unit shipments during the same period were up 1.1%. Chrome plating revenues were up $2.8 million, or 45%, for the quarter ended June 30, 1998 and up $5.8 million, or 55%, for the six months then ended.

Net sales of the Company's automotive aftermarket products remained virtually unchanged from a year ago at $9.6 million for the quarter, as a decrease of $0.5 million in road wheel sales was offset by an increase of a like amount in the net sales of other automotive accessories. On a year-to-date basis, net sales of automobile aftermarket products increased $1.2 million, or 6.5%, to $19.1 million from $17.9 million a year ago.

Gross margin for the quarter decreased to 17.0% from 20.2% for the same period a year ago, due principally to production inefficiencies, including two plant closures, related to the UAW strike against GM. For the six month period ended June 30, 1998, the gross margin decreased to 17.6% from 19.1% in 1997, as the impact of the strike in the second quarter offset the slight gain in the gross margin achieved in the first quarter of 1998.

Selling, general and administrative expenses for the second quarter of 1998 were unchanged at $5.3 million, or 3.8% in 1998 compared to 3.7% in 1997 on higher sales volume. For the six months ended June 30,1998, these expenses were 3.9% of sales compared to 3.7% in the same period a year ago, which included a non-recurring credit related to insurance expense of approximately $0.4 million.

Interest income for the second quarter increased to $1.1 million from $0.4 million a year ago, as cash available for investing during the period increased by approximately $39.4 million. For the six months ended June 30, 1998, interest income was $2.0 million compared to $1.0 million in 1997, again due to an increase in cash available for investing.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Interest expense was $41,000 for the second quarter compared to $140,000 a year ago and $82,000 for the six months ended June 30, 1998, versus $283,000 in the same period a year ago. The principal reason for the decreased interest expense was the payment in late 1997 of the final $3.3 million installment on the Company's Senior Notes. Miscellaneous expense for 1998 includes pre-tax equity losses of $400,000 in the second quarter and $750,000 for the six month period, related to the Company's start up of the fifty percent owned joint venture operations in Hungary.

During the first quarter of 1998, the Company completed its plan to have all integrated business systems software be Year 2000 compliant. The compliant systems were tested and became effective in the second quarter of 1998. Additionally, a corporate project manager, reporting to the Vice President of Operations, has developed an action plan to inventory and assess all of the Company's other systems and processes, including third party relationships, that may materially effect the Company's business. Risk assessment and development of contingency plans will be completed by the end of the second quarter of 1999.

The Company believes there will be no significant expenditures associated with the Year 2000 compliance procedures.


LIQUIDITY AND CAPITAL RESOURCES


Net cash provided by operating activities was $41.9 million for the six months ended June 30, 1998, compared to $28.2 million for the same period a year ago. The principal reason for the increased cash flow from operating activities in 1998 was a reduction in funding requirements for working capital, primarily accounts receivable due to the reduction in sales in the month of June caused by the GM strike. The principal financing activities of the Company during the six months ended June 30, 1998 were to repurchase 336,700 shares of the Company's common stock for $9.9 million, pursuant to a 2.0 million share repurchase plan authorized in the fourth quarter of 1997, and to pay cash dividends totaling $3.9 million on the Company's common stock. Similar financing activities during the same period a year ago were for $6.7 million to repurchase common stock and $3.4 million to pay cash dividends. These expenditures were partially offset by proceeds of $3.1 million in 1998 and $0.4 million in 1997 from the exercise of the Company's stock options.

Investing activities during the six month period ended June 30, 1998 included funding $11.3 million of capital expenditures for modernization of the Company's plants, including $2.0 million related to the initial phase of the Chihuahua, Mexico facility expansion, and $3.5 million of additional investments in and advances to the Company's joint ventures. Similar investment activities during the same period a year ago were for $7.5 million of capital expenditures and $3.7 million for advances to joint ventures.

Working capital and current ratio were $144.6 million and 3.1:1 versus $134.4 million and 3.1:1 at December 31, 1997, respectively, and $106.8 million and 2.5:1 at June 30, 1997, respectively. Cash and short-term investments as of June 30, 1998 were $90.0 million compared to $73.7 million at December 31, 1997 and $44.5 million a year ago. The Company's current cash position is forecasted to be sufficient to fund working capital and capital investment requirements (approximately $45.0 million) for the full year 1998.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                           PART II - OTHER INFORMATION



                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

       Exhibit 27    - Financial Data Schedule

b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended June 30, 1998.











                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)


Date        8/12/98                         /s/ Louis L. Borick
                                            ------------------------------------
                                                       Louis L. Borick
                                            President and Chairman of the Board



Date        8/12/98                         /s/ R. Jeffrey Ornstein
                                            ------------------------------------
                                                     R. Jeffrey Ornstein
                                                    Vice President and CFO