Form 10-Q
period 1998-09-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 1998-11-09
CIK 95552

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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
    OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH
                   FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                        YES     X           NO
                           ----------          ---------


    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
               OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.


 CLASS OF COMMON STOCK                     OUTSTANDING AT OCTOBER 30, 1998
 ---------------------                     -------------------------------
     $.50 PAR VALUE                                  27,373,786

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                               REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


                                                                                           Page
                                                                                         ---------

Cover Page......................................................................             1

Table of Contents...............................................................             2

Part I - Financial Information

   Item 1 - Financial Statements

      Consolidated Condensed Statements of Income ..............................             3

      Consolidated Condensed Statements of Comprehensive Income ................             4

      Consolidated Condensed Balance Sheets.....................................             5

      Consolidated Condensed Statements of Cash Flows...........................             6

      Consolidated Condensed Statements of Shareholders' Equity.................             7

      Notes to Consolidated Condensed Financial Statements......................             8

   Item 2 - Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..........................................            12

Part II - Other Information

Signatures......................................................................            15

Exhibit 27 - Financial Data Schedule

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (Unaudited)
                  (Dollars in thousands, except per share data)




                                                            Three Months Ended                        Nine Months Ended
                                                              September 30,                              September 30,
                                                     ---------------------------------       ------------------------------------
                                                          1998              1997                  1998                1997
                                                     ---------------   ---------------       ----------------    ----------------

Net Sales.........................................         $112,245          $130,243               $386,746            $398,226
Cost of Sales.....................................           95,694           105,699                321,937             322,579
                                                     ---------------   ---------------       ----------------    ----------------

Gross Profit......................................           16,551            24,544                 64,809              75,647


Selling, General and Administrative Expenses......            4,268             5,020                 14,937              15,064
                                                     ---------------   ---------------       ----------------    ----------------

Income From Operations............................           12,283            19,524                 49,872              60,583

Non-Operating Income / Expense:
   Interest income, net...........................            1,062               675                  3,009               1,380
   Miscellaneous expense, net.....................            1,489               105                  2,268                 109
                                                     ---------------   ---------------       ----------------    ----------------
                                                               (427)              570                    741               1,271

Income Before Provision for Income Taxes..........           11,856            20,094                 50,613              61,854

Provision for Income Taxes........................            4,179             6,975                 17,841              22,113
                                                     ---------------   ---------------       ----------------    ----------------

Net Income........................................           $7,677           $13,119                $32,772             $39,741
                                                     ===============   ===============       ================    ================

Earnings Per Share - Basic........................            $0.28             $0.47                  $1.18               $1.41
                                                     ===============   ===============       ================    ================

Earnings Per Share - Diluted......................            $0.28             $0.47                  $1.17               $1.41
                                                     ===============   ===============       ================    ================

Dividends Declared Per Share......................            $0.08             $0.07                  $0.23               $0.20
                                                     ===============   ===============       ================    ================




See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

                                   (Unaudited)
                             (Dollars in thousands)




                                                      Three Months Ended                 Nine Months Ended
                                                        September 30,                      September 30,
                                                 ----------------------------       ----------------------------
                                                    1998             1997               1998             1997
                                                 -----------     ------------       -----------     ------------

Net Income....................................      $ 7,677        $ 13,119            $ 32,772       $ 39,741

Other Comprehensive Income, net of tax:

   Foreign Currency Translation Adjustments...       (1,596)            272              (2,626)           220

   Unrealized Loss on Marketable Securities...            -             175                   -            342
                                                ------------     -----------        ------------    -----------

Total Other Comprehensive Income..............       (1,596)            447              (2,626)           562


Comprehensive Income..........................      $ 6,081        $ 13,566            $ 30,146       $ 40,303

                                                ============     ===========        ============    ===========



See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (Dollars in thousands, except par value)




                                                                               September 30                  December 31
                                        ASSETS                                     1998                          1997
                                                                            --------------------         ---------------------
                                                                                (Unaudited)

Current Assets:
   Cash and cash equivalents...........................................                $ 76,963                      $ 73,693
   Accounts receivable, net............................................                  79,770                        78,543
   Inventories.........................................................                  43,538                        42,387
   Other current assets................................................                   6,743                         5,223
                                                                            --------------------         ---------------------
         Total current assets..........................................                 207,014                       199,846

Property, plant and equipment, net.....................................                 149,040                       147,989
Other long-term assets.................................................                  36,370                        34,844
                                                                            --------------------         ---------------------

Total Assets...........................................................               $ 392,424                     $ 382,679
                                                                            ====================         =====================





                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable....................................................                $ 35,028                      $ 34,251
   Accrued liabilities.................................................                  32,365                        30,575
   Current portion of long-term debt...................................                     589                           589
                                                                            --------------------         ---------------------
         Total current liabilities.....................................                  67,982                        65,415

Long-term Debt.........................................................                   1,129                         1,344
Other Long-term Liabilities............................................                  15,666                        16,377
Deferred Income Taxes..................................................                  10,527                        12,127
Shareholders' Equity
   Preferred stock, par value $25.00,
      1,000,000 shares authorized, none issued.........................                       -                             -
   Common stock, par value $.50,
      100,000,000 shares authorized....................................                   9,184                        23,257
   Accumulated other comprehensive income..............................                 (16,782)                      (14,156)
   Retained earnings...................................................                 304,718                       278,315
                                                                            --------------------         ---------------------
         Total shareholders' equity....................................                 297,120                       287,416

Total Liabilities and Shareholders' Equity.............................               $ 392,424                     $ 382,679
                                                                            ====================         =====================


See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                             (Dollars in thousands)


                                                                            Nine Months Ended
                                                                              September 30,
                                                                -------------------------------------------
                                                                      1998                      1997
                                                                -----------------         -----------------
Net Cash Provided by Operating Activities..................             $ 47,942                   $ 44,607

Cash Flows from Financing Activities:

   Repurchases of common stock.............................              (17,154)                  (12,780)
   Cash dividends paid.....................................               (6,132)                   (5,375)
   Payments of long-term debt..............................                 (215)                     (177)
   Stock options exercised.................................                3,081                     1,087
                                                                -----------------         -----------------

      Net Cash Used in Financing Activities................              (20,420)                  (17,245)
                                                                -----------------         -----------------

Cash Flows from Investing Activities:

   Additions to property, plant and equipment..............              (19,666)                   (9,623)
   Investment in and advances to joint ventures............               (4,705)                   (5,047)
   Proceeds from sale of property, plant and equipment.....                  119                       129
                                                                -----------------         -----------------

      Net Cash Used in Investing Activities................              (24,252)                  (14,541)
                                                                -----------------         -----------------

Net Increase in Cash and Cash Equivalents..................                3,270                    12,821

Cash and Cash Equivalents at Beginning of Period...........               73,693                    36,815
                                                                -----------------         -----------------


Cash and Cash Equivalents at End of Period.................             $ 76,963                  $ 49,636
                                                                =================         =================




See accompanying Notes to Consolidated Condensed Financial Statements

                            SUPERIOR INDUSTRIES, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   (Unaudited)
                    (Dollars in thousand, except share data)



                                       Common Stock                                    Accumulated
                               -----------------------------         Additional          Other
                                Number of                             Paid-In         Comprehensive     Retained
                                 Shares              Amount           Capital           Income          Earnings      Total
                                --------------    -------------     ------------     ------------     ----------   ----------

Balances at
       December 31, 1997         27,902,387         $ 13,951          $ 9,306         $(14,156)      $278,315       $287,416

Net  income                           -                  -                -                -           32,772         32,772

Foreign currency
       translation                    -                  -                -             (2,626)           -           (2,626)

Cash dividends declared
       ($.23/share)                   -                  -                -                -           (6,369)        (6,369)

Repurchases of
       common stock                (656,000)            (328)         (16,826)             -               -         (17,154)

Stock options
       exercised                    155,166               78            2,481              -               -           2,559

Stock option
       tax benefit                    -                  -                522              -               -             522
                               --------------    -------------     ------------     ------------     ----------   ----------

Balances at
       September 30, 1998        27,401,553         $ 13,701          $(4,517)        $(16,782)      $304,718       $297,120
                               ==============    =============     ============     ============     ==========   ==========





See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.    Presentation of Consolidated Condensed Financial Statements

     During interim periods, Superior Industries International, Inc. and its subsidiaries (the "Company") follow the accounting policies set forth in its Annual Report to Shareholders and apply appropriate interim financial reporting standards, as indicated below. Users of financial information produced for interim periods are encouraged to refer to the notes contained in the 1997 Annual Report to Shareholders when reviewing interim financial results.

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

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission's requirements of Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair presentation of i) the consolidated condensed statements of income for the three and nine months ended September 30, 1998 and 1997, ii) the consolidated condensed statements of comprehensive income for the three and nine months ended September 30, 1998 and 1997, iii) the consolidated condensed balance sheets at September 30, 1998 and December 31, 1997, iv) the consolidated condensed statements of cash flows for the nine months ended September 30, 1998 and 1997, and v) the consolidated condensed statements of shareholders' equity at September 30, 1998 and December 31, 1997.


2.    Accounting Matters

     EARNINGS PER SHARE - In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This Statement was effective for all periods ending after December 15, 1997 and required retroactive restatement of all periods being presented. Accordingly, "basic" earnings per share is calculated by dividing net income by the weighted average shares outstanding for the period, or 27,598,000 and 27,995,000 for the three month periods ended September 30, 1998 and 1997 and 27,775,000 and 28,127,000 for the nine month periods ended September 30, 1998 and 1997, respectively. For purposes of calculating "diluted" earnings per share, net income is divided by the total of the weighted averaged shares outstanding plus the dilutive effect of the Company's outstanding stock options ("common stock equivalents"), or 27,670,000 and 28,196,000 for the three month periods ended September 30, 1998 and 1997, and 27,933,000 and 28,277,000 for the nine month periods ended September 30, 1998 and 1997, respectively.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                                   (UNAUDITED)



     COMPREHENSIVE INCOME - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement, which is effective for all reporting periods beginning in 1998, requires the prominent disclosure of all components of Comprehensive Income, as defined - see the Consolidated Condensed Statements of Comprehensive Income and Shareholders' Equity. Accumulated Other Comprehensive Income as reflected in the Statement of Shareholders' Equity represents the cumulative foreign currency translation adjustments through December 31, 1997 and September 30, 1998.

     SEGMENT REPORTING - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement, which is effective for all reporting periods beginning in 1998, redefines the way publicly held companies report information about segments. Based upon the Company's assessment of this pronouncement, it has determined that the Company will continue to report on an integrated one segment basis.

     EMPLOYERS' DISCLOSURES ABOUT PENSIONS - Adoption of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", issued by the Financial Accounting Standards Board in February, 1998 and effective for financial periods ending after December 15, 1998, will be fully disclosed in the December 31, 1998 Annual Report to Shareholders.


3.    Accounts Receivable

     The following is a summary of the Company's consolidated accounts receivable:

     (Thousands of dollars)


                                                                September 30,           December 31
                                                                    1998                    1997
                                                              ----------------        ---------------
    Accounts Receivable:
         Trade                                                   $ 71,733                 $ 64,251
         Other                                                      9,022                   15,477
                                                                 --------                 --------
                                                                   80,755                   79,728
         Allowance for doubtful accounts                             (985)                  (1,185)
                                                                 --------                 --------
                                                                 $ 79,770                 $ 78,543


                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                                   (UNAUDITED)



4.    Inventories

     The following is a summary of the Company's consolidated inventories:
     (Thousands of dollars)


                                                                 September 30,            December 31
                                                                    1998                      1997
                                                              ------------------        ----------------

     Raw materials                                                $ 13,325                 $ 14,039
     Work in process                                                11,659                   12,642
     Finished goods                                                 18,554                   15,706
                                                                  --------                 --------
                                                                  $ 43,538                 $ 42,387



5.    Property, Plant and Equipment

     Property, plant and equipment, net consists of the following:
     (Thousands of dollars)


                                                                 September 30,            December 31
                                                                    1998                      1997
                                                              ------------------        ----------------

     Property, plant and equipment at cost                       $ 349,296                 $ 331,279
     Less: accumulated depreciation                               (200,256)                 (183,290)
                                                                 ---------                 ---------
                                                                 $ 149,040                 $ 147,989


     The Company's depreciation expense was $5.7 million and $6.6 million for the three month periods ended September 30, 1998 and 1997 and $18.5 million and $19.9 million for the nine month periods ended September 30, 1998 and 1997, respectively.


6.    Contingencies

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



8.    Forward Looking Statements

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

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The Company's results of operations for the third quarter and year-to-date period ended September 30, 1998, continued to be affected significantly by the United Auto Worker's (UAW) strike against General Motors (GM), one of the Company's major customers. The work stoppage reduced shipments of the Company's aluminum road wheels to GM. This was the principal reason for the decline of $18.0 million, or 13.8%, in consolidated net sales for the quarter to $112.2 million from $130.2 million in the same period a year ago. Consolidated net sales for the nine months ended September 30, 1998 were $386.7 million compared to $398.2 million a year ago, a decrease of $11.5 million, or 2.9%.

OEM net sales were $104.0 million for the quarter ended September 30, 1998 compared to $121.7 million for the same period in 1997, a decrease of $17.7 million, or 14.5%. OEM unit shipments decreased 13.2% for the quarter, excluding chrome-plated units, which increased approximately 27.5% over a year ago. During this same period, production by Ford and GM of passenger cars and light trucks in North America, the principal market served by the Company, decreased by 11% and 18%, respectively. This indicates a continued market share increase usage of aluminum wheels. On a year-to-date basis, OEM net sales were $359.4 million, down $12.3 million, or 3.3%, from $371.7 million a year ago. OEM unit shipments during the same period were down 4.7%. Chrome plating sales were up $0.6 million, or 11%, for the quarter ended September 30, 1998 and up $6.4 million, or 39%, for the nine months then ended.

Net sales of the Company's automotive aftermarket products were $8.2 million for the quarter ended September 30, 1998 compared to $8.5 million for the same period in 1997, a decrease of $0.3 million in aftermarket road wheels accounted for the decline. On a year-to-date basis, net sales of automobile aftermarket products increased $0.8 million, or 3.0%, to $27.3 million from $26.5 million a year ago.

Gross margin for the quarter decreased to 14.7% from 18.8% for the same period a year ago, due principally to strike related production inefficiencies, caused by two plant closures and subsequent start up. For the nine month period ended September 30, 1998, the gross margin decreased to 16.8% from 19.0% in 1997, as the impact of the strike in the second and third quarter offset the slight gain in the gross margin achieved in the first quarter of 1998.

Selling, general and administrative expenses for the third quarter of 1998 were $4.3 million, or 3.8% of sales in 1998 compared to $5.0 million, or 3.9% in 1997, a decrease of $0.7 million or 15.0%. This expense reduction was primarily due to lower selling expenses on the reduced sales volume and lower compensation costs. For the nine months ended September 30,1998, these expenses were 3.9% of sales compared to 3.8% in the same period a year ago.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Interest income for the third quarter increased to $1.1 million from $0.8 million a year ago, as cash available for investing during the period increased by approximately $32.5 million. For the nine months ended September 30, 1998, interest income was $3.1 million compared to $1.8 million in 1997, again due to an increase in cash available for investing.

Interest expense was $41,000 for the third quarter of 1998 compared to $148,000 a year ago and $123,000 for the nine months ended September 30, 1998, versus $431,000 in the same period a year ago. The principal reason for the decreased interest expense was the payment in late 1997 of the final $3.3 million installment on the Company's Senior Notes. Miscellaneous expense for 1998 includes pre-tax equity losses of $1,200,000 in the third quarter and $1,950,000 for the nine month period, related to the Company's start up of the fifty percent owned joint venture operation in Hungary.

YEAR 2000 COMPLIANCE

The Company has initiated a company-wide program to identify and address issues associated with the ability of its date-sensitive business and information systems, as well as manufacturing and other equipment and processes to properly recognize the year 2000. This was done in order to avoid interruption of the operation of these systems as a result of the century change on January 1, 2000. The program is also designed to assess the impact on the Company of the readiness of other entities with which the Company does business.

The Year 2000 program is being conducted by a management team led by a project manager reporting directly to the Vice President of Operations. This team is coordinating the efforts of internal resources as well as third party customers and vendors in identifying the various systems, processes and types of equipment requiring analysis and, potentially, remediation. The program includes systems, processes and equipment in all of the Company's domestic and international locations. The program also includes formal communications with "mission critical" suppliers for each of the Company's manufacturing locations.

As of this writing, a detailed inventory by location of all systems, processes and types of equipment has been completed. The Company's integrated business and information systems have been fully tested and are now Year 2000 compliant. Currently, 96% of the Company's mission critical suppliers have responded as being Year 2000 compliant. A plan to test mission critical equipment and software has been developed to ensure that they are in fact compliant. Reiterative testing will continue through 1999 on all systems, processes and equipment to ensure continued compliance. Additionally, in conjunction with a group of our key customers, who are continually monitoring and rating our progress with this program, the Company will develop contingency plans for all mission critical processes by the end of the second quarter of 1999.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The Company currently anticipates that the mission critical systems that it controls in its domestic and international operations will be Year 2000 compliant by January 1, 2000. However, no assurance can be given that unforeseen circumstances will not arise during the completion of this program, which would adversely affect the Year 2000 compliance of the Company's systems. As a result, the Company is unable to determine the impact that any system interruption would have on its results of operations, financial position or cash flows. The Company does believe, however, that there will be no significant expenditures associated with the Year 2000 compliance program.



LIQUIDITY AND CAPITAL RESOURCES


Net cash provided by operating activities was $47.9 million for the nine months ended September 30, 1998, compared to $44.6 million for the same period a year ago. The decrease in net income for the nine months ended September 30, 1998 versus the same period a year ago, was more than offset by the reduced funding requirements for working capital. The principal financing activities of the Company during the nine months ended September 30, 1998 were to repurchase 656,000 shares of the Company's common stock for $17.2 million, pursuant to a
2.0 million share repurchase plan authorized in the fourth quarter of 1997, and to pay cash dividends totaling $6.1 million on the Company's common stock. Similar financing activities during the same period a year ago were for $12.8 million to repurchase common stock and $5.4 million to pay cash dividends. These expenditures were partially offset by proceeds of $3.1 million in 1998 and $1.1 million in 1997 from the exercise of the Company's stock options.

Investing activities during the nine month period ended September 30, 1998 included funding $19.7 million of capital expenditures for modernization of the Company's plants, including $7.8 million related to the Chihuahua, Mexico facility expansion, and $4.7 million of additional investments in and advances to the Company's joint ventures. Similar investment activities during the same period a year ago were for $9.6 million of capital expenditures and $5.0 million for advances to joint ventures.

Working capital and current ratio were $139.0 million and 3.1:1 versus $134.4 million and 3.1:1 at September 30, 1998 and December 31, 1997, respectively, and $116.6 million and 2.7:1, respectively, at September 30, 1997. Cash and short-term investments as of September 30, 1998 were $77.0 million compared to $73.7 million at December 31, 1997 and $49.6 million a year ago. The Company's current cash position is forecasted to be sufficient to fund working capital and capital investment requirements (approximately $40.0 million) for the full year 1998.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                           PART II - OTHER INFORMATION



                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits:
         Exhibit 27      - Financial Data Schedule

b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended September 30, 1998.











                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)


Date     11/10/98           /s/ LOUIS L. BORICK
         --------           -------------------------------------------
                                          Louis L. Borick
                               President and Chairman of the Board



Date     11/10/98          /s/ R. JEFFREY ORNSTEIN
         --------          --------------------------------------------
                                      R. Jeffrey Ornstein
                                     Vice President and CFO