Form 10-K405
period 1998-12-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 1999-03-31
CIK 95552

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   for the fiscal year ended December 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            for the transition period from ___________ to ___________

                           COMMISSION FILE NO. 1-6615

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           CALIFORNIA                                        95-2594729
  -------------------------------                         -------------------
  (State or Other Jurisdiction of                         (I.R.S. Employer
   Incorporation or Organization)                         Identification No.)

7800 WOODLEY AVENUE, VAN NUYS, CALIFORNIA                       91406
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

                                 Yes X    No
                                     -

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X    No
                                     -


        The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant on March 15, 1999 was $482,485,599. On March 15, 1999, there were 27,147,285 shares of common stock issued and outstanding.


     The following documents are incorporated by reference and made a part of the Form 10-K:

     1. Portions of Superior's 1998 Annual Report to Shareholders are incorporated into Parts I, II and IV.

     2. Portions of Superior's 1998 Annual Proxy Statement are incorporated into Part 5 I and III.

                                TABLE OF CONTENTS

                                                                                Page
PART I
    Item 1   Business                                                             1
               General Development and Description of Business                    1
               Principal Products                                                 2
               Customer Dependence                                                3
               New Products                                                       3
               Net Sales Backlog                                                  4
               Seasonal Variations and Work Stoppage                              4
               Raw Materials                                                      4
               Patents and Licensing Agreements                                   4
               Research and Development                                           5
               Government Regulation                                              5
               Environmental Compliance                                           5
               Competition                                                        5
               Employees                                                          6
    Item 2   Properties                                                           6
    Item 3   Legal Proceedings                                                    7
    Item 4   Submission of Matters to a Vote of Security Holders                  7
               Executive Officers of the Registrant                               7

PART II
    Item 5   Market Price of and Dividends on the Registrant's Common
               Equity and Related Stockholder Matters                             8
    Item 6   Selected Financial Data                                              9
    Item 7   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                          9
    Item 7A  Quantitative and Qualitative Disclosures About Market Risk           9
    Item 8   Financial Statements and Supplementary Data                          9
    Item 9   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                           9

PART III
    Item 10  Directors and Executive Officers of the Registrant                   9
    Item 11  Executive Compensation                                              10
    Item 12  Security Ownership of Certain Beneficial Owners and Management      10
    Item 13  Certain Relationships and Related Transactions                      10

PART IV
    Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K    10

Signatures

                                     PART I

                 STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     Certain statements incorporated herein by reference which are not historical in nature are forward looking statements within the meaning of the Private Securities Legislation Act of 1995. Forward looking statements regarding our future performance and financial results are subject to certain risks and uncertainties. These factors could cause actual results to differ materially from those included in the forward looking statements due to a variety of factors. Factors that may impact such forward looking statements include, among others, changes in the condition of the industry, changes in general economic conditions and the success of our strategic and operating plans.


                                ITEM 1. BUSINESS


                 General Development and Description of Business

     Superior Industries International, Inc.'s principal business is the design and manufacture of motor vehicle parts and accessories for sale to original equipment manufactures (OEMs) and the automotive aftermarket on an integrated one-segment basis. Our primary production is vehicle aluminum road wheels for the domestic and international OEMs in the automobile industry. We also design and distribute a limited product line for the automotive aftermarket, including custom road wheels and accessories.

     The Company was initially incorporated in Delaware in 1969 and reincorporated in California in 1994 as the successor to three businesses founded by Louis L. Borick, President and Chief Executive Officer. These businesses had been engaged in the design, manufacture and sale of automotive accessories and related products since 1957.

     Our entry into the OEM road wheel business in 1973 resulted from our successful development of manufacturing technology, quality control and quality assurance techniques which enabled us to satisfy the quality and volume requirements of the OEM market. Our long-term strategy involved broadening both our domestic and international OEM customer base and expanding product lines into complementary areas, which would utilize our design and manufacturing expertise. Accordingly, we embarked on a strategy to develop three international markets: Japan, Europe and Latin America, as well as related foreign OEMs with manufacturing facilities in the United States.

     In 1990, we formed a sale and marketing joint venture, Topy-Superior Limited ("TSL"), with Topy Industries, Limited ("Topy"), Japan's largest wheel manufacturer. TSL markets and sells wheels made by Superior to Japanese OEM customers both in Japan and the United States. In 1998, TSL had agreements to provide ten wheel programs for export to domestic Japanese OEM customers, or to their U.S. operations.

     Development of our initial Latin American program commenced during 1994 with the first shipments from our Chihuahua, Mexico plant. By entering this new market, we renewed our relationship with Chrysler by receiving orders to produce two wheel models from Chrysler de Mexico. Wheels manufactured at the Chihuahua, Mexico facility are for both export and installation on Mexican manufactured cars built mostly for indirect export back to the U.S.

During 1997, we announced an expansion project at the plant doubling its capacity to meet future increases in export activities and customer demands. This expansion will be completed in 1999.

     In 1995, we entered into a 50-50 joint venture, Suoftec Light Metal Products, KFT ("Suoftec"), with German based Otto Fuchs Metallwerke ("Otto Fuchs") to establish a European manufacturing facility. The joint venture produces both lightweight forged and cast aluminum wheels for sale to European OEM customers. Shipments of forged wheels began in 1997 and of cast aluminum wheels in 1998. The facility, located in Tatabanya, Hungary, establishes our commitment to entering the European market and brings new wheel making technology to both the European and U.S. markets. In 1998, we began expansion of the cast aluminum production facility to accommodate the demand for these products in the European market.

     In 1994, in response to the steadily growing popularity of chrome-plated aluminum wheels and to provide capacity for several new customer orders, we completed construction of a new chrome-plating wheel facility in Fayetteville, Arkansas. We are the only OEM aluminum wheel manufacturer to develop this in-house capability and the plant is the largest of its kind in the world. Also during 1998, we added a fully automated polishing facility for aluminum wheels to the chrome plating plant. This plant demonstrates our commitment to diversifying into new product lines complementary to our core business and gives us the most diverse wheel finishing capacity in the industry.

     In 1997, we won our first non-wheel aluminum automotive components order, a transmission support bracket for the Oldsmobile Intrigue. Taking the next step in our strategy to expand our non-wheel aluminum components business, during 1998 we entered into an exclusive licensing agreement for a unique proprietary "hybrid" aluminum casting/forging technology. This new hybrid technology combines the design flexibility, lightweight and cost advantages of casting with improved strength characteristics of forging. This technology, which can be used to manufacture non-wheel components that will be less expensive while maintaining the structural requirements of conventional forged aluminum and steel components, is currently being used to manufacture aluminum components for several automobile manufacturers in Europe and the U.S.


                               Principal Products

     Our OEM aluminum road wheels are sold for factory installation as optional or standard equipment on selected vehicle models, to Ford Motor Company ("Ford"), General Motors Corporation ("GM"), Chrysler de Mexico ("Chrysler"), Toyota Motor Corporation ("Toyota"), Mazda Motor Corporation ("Mazda"), Nissan Motor Corporation Ltd. ("Nissan"), Isuzu Motors Limited ("Isuzu"), Audi AG ("Audi"), Bayerische Motoren Werke ("BMW"), Volkswagen AG ("Volkswagen") and Ford of Australia.

     During the past twenty-five years, we have provided aluminum road wheels to Ford, GM and Chrysler. Additionally, for the past eleven years, we have provided wheels to Japanese and European auto manufacturers from our seven OEM aluminum wheel manufacturing facilities in three countries. In 1998, we also began manufacturing, our first OEM, non-wheel aluminum automotive component, a transmission bracket for the GM's Oldsmobile Intrigue. Sales of OEM aluminum road wheels for the three years ended December 31, 1998 were approximately 94% of consolidated net sales in each year. The balance of our consolidated net sales were represented by a limited line of road wheels and accessories sold to the automotive aftermarket.

     The automotive aftermarket consists of products sold to vehicle owners as replacements for, or additions to, OEM equipment to enhance the comfort, safety, style, design and performance of vehicles such as passenger cars, pick-up trucks, vans, recreational and off-road vehicles, light motor homes and boat trailers. We design, manufacture and distribute 68 different products including custom steel, aluminum and chrome-plated road wheels and accessories, including steering wheel covers, lighting products, suspension and other accessories.


                               Customer Dependence

     We have proven our ability to be a consistent low-cost producer of quality aluminum wheels with the capability of quickly expanding production capacity to meet increasing customer sales demands. This has been evidenced not only through our rapid plant expansion program, but also through our demonstrated ability to meet frequent customer requests to absorb additional capacity requirements. We strive to continually enhance our relationships with our customers through continuous improvement programs. Moreover, we ship wheels for approximately 150 individual different wheel styles.

     GM and Ford were the only customers accounting for more than 10% of our consolidated net sales in 1998. Sales to GM, as a percentage of consolidated net sales, were 43.5%, 43.1% and 40.1% in 1998, 1997 and 1996, respectively. Sales to Ford, as a percentage of consolidated net sales, were 41.3%, 42.8% and 47.4% in 1998, 1997 and 1996, respectively.

     Although the loss of all or a substantial portion of our sales to GM or Ford would have a significant adverse effect on our financial results until the lost sales volume could be replaced, we do not believe this represents a material risk due to the excellent long-term relationships developed with these customers.


                                  New Products

     In March 1997, General Motors awarded us a contract to supply aluminum transmission support brackets for the Oldsmobile Intrigue. This product, which replaces a stamped steel bracket, will reduce vibration and provide for quieter performance. Production of new products, which will not require a significant capital investment, is taking place at Superior's plant in Van Nuys, California.

     Management's continued strategy to expand into other aluminum products for the automotive industry was advanced with the signing of an exclusive license agreement for a unique proprietary "hybrid" aluminum casting/forging technology. The new hybrid technology combines the designed flexibility, lightweight and cost advantages of casting with improved strength characteristics.

     Our U.S. automotive customers are reacting enthusiastically to product samples of there non-wheel automotive components, and we are working hard to win additional orders. We believe that volume production employing the new technology could begin relatively quickly. As a further sign of our commitments to the non-wheel aluminum component opportunity, we recently named a General Manger for our Cast/Forge Program based in Fayetteville, Arkansas, and are beginning to commit capital and additional human resources to this important new product line.

                                Net Sales Backlog

     We receive OEM tooling purchase orders to produce multi-year requirements for aluminum road wheels. These purchase orders are for vehicle wheel programs that can last three to five years. We manufacture and ship based on customer release schedules, normally provided on a weekly basis, which can vary due to cyclical automobile production. Customer orders for aftermarket products are normally shipped within ten days of receipt. As of December 31, 1998 and 1997, we had no significant backlog of orders.


                      Seasonal Variations and Work Stoppage

     The automotive industry is cyclical and varies based on the timing of consumer purchases of vehicles and general economic conditions. Production schedules can vary significantly from quarter to quarter to meet customer scheduling demands. During the past few years, there has been no significant consistent seasonal variation.

     In early June 1998, the United Auto Workers (UAW) initiated a strike against General Motors (GM), one of our major customers. The work stoppage, which reduced shipments of our aluminum road wheels during that period, ended at the end of July and shipments of aluminum wheels to GM increased steadily during the fourth quarter.


                                  Raw Materials

     We purchase substantial quantities of aluminum ingot for the manufacture of our aluminum road wheels. These purchases accounted for approximately 80 percent of our total material requirements during 1998. The majority of our requirements are met through purchase orders with several major domestic aluminum producers. Generally, the orders are fixed as to minimum and maximum quantities of aluminum, which the producers must supply during the term (typically one year) of the orders. During 1998, we were able to successfully secure aluminum commitments from our primary suppliers to meet production requirements.

     We obtain our requirements for other materials through numerous suppliers with whom we have established trade relations. When an outside supplier produces components for our products, we normally own the tools and dies located in the supplier's facilities, or have the right to purchase them.


                        Patents and Licensing Agreements

     We currently hold patents for 11 of our inventions and have one patent pending. We have a policy of applying for patents when new products or processes are developed. However, we believe our success is more dependent upon manufacturing and engineering skills and the quality and market acceptance of our products, than upon our ability to obtain and defend patents. We are currently paying a royalty on one patent owned by another party.

                            Research and Development

     Our policy is to continuously review, improve and develop engineering capabilities so that advance compliance with customer requirements are met in the most efficient and cost effective manner available. We strive to achieve this objective by attracting and retaining top engineering talent and by maintaining the latest state-of-the-art computer technology to support engineering development. Two fully staffed engineering centers located in Van Nuys, California and Fayetteville, Arkansas support our research and development manufacturing needs. We also have a technical center in Detroit which maintains a compliment of engineering staff centrally located near our largest customers.

     We are currently engaged in approximately 74 engineering programs for the development of OEM wheels for future model years, including several wheel models for Japanese, Latin American and European OEM manufacturers, including approximately 6 engineering programs for the development of chrome-plated aluminum wheels.

     Research and development costs are expensed as incurred. Amounts expended during the three years ended December 31,1998 were $4,959,000 in 1998, $4,204,000 in 1997 and $3,310,000 in 1996.


                              Government Regulation

     Safety standards in the manufacture of vehicles and automotive equipment have been established under the National Traffic and Motor Vehicle Safety Act of 1966. We believe that we are in compliance with all federal standards currently applicable to OEM suppliers and to automotive aftermarket manufacturers and products.


                            Environmental Compliance

     Our manufacturing facilities are subject to solid waste, water and air pollution control standards mandated by federal, state and local laws. Violators of these laws are subject to fines and, in extreme cases, plant closure. We believe our facilities are substantially in compliance with all standards presently applicable. The 1998 cost of environmental compliance was approximately $2,139,000. See Item 3 "Legal Proceeding" for information concerning our involvement with certain United States Environmental Protection Agency activities.


                                   Competition

     The business sectors in each of our product areas are highly competitive. We are one of the leading suppliers of aluminum road wheels for OEM installations in the world. We supply approximately 36 percent of the aluminum wheels for the North American car and light truck market. Based on Wards Automotive, an industry publication, aluminum wheel installation rates on automobiles and light trucks rose to a record 53 percent for the 1998 model year. Our primary competitor in the North American market is Hayes Lemmerz International, Inc.

     Market contraction of major retailers and increased foreign imports continue to heighten pricing pressures on our automotive aftermarket product line.

This has resulted in diminished margins on these products.


                                    Employees

     As of December 31, 1998, we have approximately 4,900 full-time employees (including 567 at our joint venture in Hungary). At the present time approximately 74 employees at our Tijuana, Mexico facility, which polishes wheels for aftermarket applications, are covered by collective bargaining agreements.


                               ITEM 2. PROPERTIES

     We maintain and operate 12 facilities located in Arkansas, California, Michigan, Kansas, Tennessee, Puerto Rico, Tijuana and Chihuahua, Mexico and Tatabanya, Hungary. The facilities encompass manufacturing, warehouse and office space in 15 buildings with approximately 2.8 million square feet. Excluding the Tatabanya, Hungary facility, six of the buildings are owned, with the remainder operated under lease agreements expiring at various dates through 2001. Our corporate offices, manufacturing and warehousing facilities in Van Nuys, California are located in leased facilities.

     In general, the facilities are in good operating condition and are adequate to meet the productive capacity requirements of each plant. The facilities have been constructed at various times over the past several years. There are active maintenance programs to keep facilities in good condition. In addition, we have an active capital spending program to replace equipment as needed to keep it technologically competitive on worldwide basis.

     The principal facilities in the United States are as follows:

     - Approximately 1,737,000 square feet of owned space in Arkansas, Kansas, and Tennessee

     - Approximately 406,000 square feet of leased space in California, Puerto Rico and Michigan

     The principal international facilities are as follows:

     - Approximately 612,000 square feet of owned space in Chihuahua, Mexico and Tatabanya, Hungary (a joint venture facility)

     - Approximately 26,000 square feet of leased space in Tijuana, Mexico

     Additionally, reference is made to Notes 1, 5 and 9 of "Notes to Consolidated Financial Statements" on pages 21, 23 and 26, respectively, in the Company's 1998 Annual Report to Shareholders, which are incorporated herein by reference.

                            ITEM 3. LEGAL PROCEEDINGS

     In 1988, we were notified by the United States Environmental Protection Agency (EPA), that we are considered a potentially responsible party (PRP) for costs to clean up the Operating Industries, Inc. site in Monterey Park, California. We were identified as a PRP because of deposits made at the site which were permitted and approved by appropriate regulatory agencies. The total costs to clean up the site cannot be determined but the EPA has informed all PRP's that such costs may exceed $500 million. The PRP's are jointly and severally liable although it is possible that the EPA will accept contributions according to the severity of the deposits made. Our insurance carriers have been placed on notice and their insurance policies are currently under review to determine whether our liability is covered by insurance. To date, by private agreement with the other settling defendants, we have paid $495,000 net of settlements from other parties, to settle our liability under the first three phases of clean-up. Based on known facts, including the low level of participation claimed against us by the EPA and based on the number and financial strength of the other PRP's with greater participation in the cleanup activities, we believe sufficient reserves have been established to cover our ultimate financial exposure.

     In the fall of 1998, we were notified by the EPA that we are considered a PRP for costs to clean up the Casmalia Disposal Site in Santa Barbara County, California. The total site remediation cost has been estimated at $399 million by the EPA based on both past and future response costs, including the EPA's past response cost.

     The EPA has indicated that we qualify for a de minimus settlement because;
1) the amount of waste contributed is minimal in comparison to the other waste at the site; 2) the toxic or other hazardous effects of the waste contributed are minimal in comparison to the other waste at the site; and 3) the settlement is in the public's interest and involves only a minor portion of the response costs at the site. By accepting the de minimus settlement, the EPA would provide; 1) a promise not to bring any further legal actions against us regarding the site; and 2) protection from contribution suits by other PRP's. We have reviewed and approved this de minimus settlement offer, the payment of which will be covered by our current reserve for environmental matters.



                        ITEM 4. SUBMISSION OF MATTERS TO
                           A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 1998 to a vote of security holders through the solicitation of proxies or otherwise.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the names of corporate executive officers as of the fiscal year end who are not directors. Information regarding executive officers who are directors is contained in our 1999 Annual Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled for May 7, 1999. The 1999 Annual Proxy Statement is incorporated herein by reference. All executive officers are appointed annually by the Board of Directors and serve one-year terms. Also see "Employment Agreements" on pages 6 and 7 in our 1999 Annual Proxy Statement, which is incorporated herein by reference.

Listed below is the name, age, position and business experience of each of our officers who are not directors:

                                                                                             Assumed
Name                    Age      Position                                                    Position
----                    ---      --------                                                    --------
Joseph T. D'Amico       69       Vice President, Materiel                                      1984

Michael D. Dryden       61       Vice President, International Business Development            1990

Ronald F. Escue         53       Vice President, General Manager -- Aftermarket Wheels         1995
                                 Vice President, Aftermarket Sales                             1987

Emil J. Fanelli         56       Corporate Controller                                          1997
                                 Vice President-Finance, Sinclair Paint Company                1982

James M. Ferguson       50       Vice President, OEM Marketing Group                           1990

William B. Kelley       50       Vice President, Operations and Quality                        1998
                                 Corporate Director Quality Assurance                          1993

Daniel L. Levine        40       Corporate Secretary and Treasurer                             1997
                                 Corporate Secretary and Assistant Treasurer                   1996
                                 Assistant Treasurer and Director of Tax                       1992

Frank Monteleone        60       Vice President, Purchasing                                    1996
                                 Corporate Purchasing Director                                 1986

Michael J. O'Rourke     38       Vice President, Program Administration                        1995
                                 Director, OEM Programs                                        1991

Delbert J. Schmitz      66       Vice President, Aftermarket Marketing                         1987



                                     PART II


                      ITEM 5. MARKET PRICE OF AND DIVIDENDS
                        ON THE REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

     Reference is made to the presentation of "Quarterly Common Stock Price" information," on page 12 and to Note 16 of "Notes to Consolidated Financial Statements", on page 30 of our 1998 Annual Report to Shareholders, which is incorporated herein by reference.

                         ITEM 6. SELECTED FINANCIAL DATA

     Reference is made to the presentation of "Financial Highlights" on page 1 of our 1998 Annual Report to Shareholders, which is incorporated herein by reference.


                       ITEM 7. MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Reference is made to the presentation of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 16 of our 1998 Annual Report to Shareholders, which is incorporated herein by reference.


                     ITEM 7A. QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK

     Reference is made to the presentation of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 16 of our 1998 Annual Report to Shareholders, which is incorporated herein by reference.


                          ITEM 8. FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

     Reference is made to the Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Shareholders' Equity, Consolidated Statements of Cash Flow, Notes to Consolidated Financial Statements, Quarterly Financial Data and the Report of Independent Public Accountants, as set forth on pages 17 through 32 of our 1998 Annual Report to Shareholders, which is incorporated herein by reference.


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



                                    PART III


                    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
                                OF THE REGISTRANT

     Information relating to Directors is set forth under the caption "Election of Directors" on page 3 through 7 in our Annual Proxy Statement, which is incorporated herein by reference. Certain information regarding Executive Officers of the Registrant is contained in Item 4 of Part I of this Annual Report on Form 10-K.

                         ITEM 11. EXECUTIVE COMPENSATION

     Information relating to Executive Compensation is set forth under the captions "Compensation of Directors" on page 7 and "Executive Compensation" on pages 9 through 12 in our 1999 Annual Proxy Statement, which is incorporated herein by reference.


                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     Information related to Security Ownership of Certain Beneficial Owners and Management is set forth under caption "Voting Securities and Principal Holders" on pages 1 and 2 in our 1999 Annual Proxy Statement, which is incorporated herein by reference.


                       ITEM 13. CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

     Information related to Certain Relationships and Related Transactions is set forth under captions "Election of Directors" and "Certain Relationships and Related Transactions", on pages 3 through 6 in our 1999 Annual Proxy Statement, which is incorporated herein by reference.



                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1.   Financial Statements

          Among the responses to this Item 14(a) are the following financial statements which are incorporated herein by reference:

          (i) Consolidated Statements of Income for the three years ended December 31, 1998, 1997 and 1996

          (ii)  Consolidated Balance Sheets as of December 31, 1998 and 1997

          (iii) Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1998, 1997 and 1996

          (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 1998, 1997 and 1996

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


     3.   Exhibits
          --------
            3.1       Articles of Incorporation of the Registrant (Incorporated by
                      reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for
                      the year ended December 31, 1994.)

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

           11 Computation of earnings per share (see Note 1 of "Notes to Consolidated Financial Statements" in the Company's 1998
                      Annual Report to Shareholders, which is incorporated herein by reference.)

           13         1998 Annual Report to Shareholders

           21         List of Subsidiaries of the Company

           23         Consent of Arthur Andersen LLP, Independent Public Accountants
                      for the Registrant

           27         1998 Financial Data Schedule

(b)  Reports of Form 8-K

     No reports on Form 8-K have been filed during the fourth quarter of 1998.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To Superior Industries International, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Superior Industries International, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Los Angeles, California
February 12, 1999

                                                                     SCHEDULE II


            SUPERIOR INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



BALANCE AT DECEMBER 31, 1995                                    $1,274,000
                                                                ==========

DOUBTFUL ACCOUNTS                            722,000
ADD (DEDUCT):
           PROVISION                          35,000
           RECOVERIES                             --
           ACCOUNTS WRITTEN OFF              (39,000)
                                             -------
                                                                   718,000

SALES DISCOUNTS AND ALLOWANCES                                     552,000
                                                                ----------
BALANCE AT DECEMBER 31, 1996                                    $1,270,000
                                                                ==========

DOUBTFUL ACCOUNTS                            718,000
ADD (DEDUCT):
           PROVISION                              --
           RECOVERIES                          6,000
           ACCOUNTS WRITTEN OFF              (91,000)
                                             -------
                                                                   633,000

SALES DISCOUNTS AND ALLOWANCES                                     552,000
                                                                ----------
BALANCE AT DECEMBER 31, 1997                                    $1,185,000
                                                                ==========

DOUBTFUL ACCOUNTS                            633,000
ADD (DEDUCT):
           PROVISION                         400,000
           RECOVERIES                          1,000
           ACCOUNTS WRITTEN OFF             (214,000)
                                            --------
                                                                   820,000

SALES DISCOUNTS AND ALLOWANCES                                     552,000
                                                                ----------
BALANCE AT DECEMBER 31, 1998                                    $1,372,000
                                                                ==========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     March 19, 1998

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

/s/ Louis L. Borick               President,
------------------------     Chairman of the Board
Louis L. Borick                  and Director
                          (Principal Executive Officer)           March 19, 1999

/s/ R. Jeffrey Ornstein      Vice President & CFO
------------------------         and Director
R. Jeffrey Ornstein       (Principal Financial Officer)           March 19, 1999

/s/ Sheldon I. Ausman              Director                       March 19, 1999
------------------------
Sheldon I. Ausman

/s/ Steven J. Borick               Director                       March 19, 1999
------------------------
Steven J. Borick

/s/ Raymond C. Brown               Director                       March 19, 1999
------------------------
Raymond C. Brown

/s/ Philip W. Colburn              Director                       March 19, 1999
------------------------
Philip W. Colburn

/s/ V. Bond Evans                  Director                       March 19, 1999
------------------------
V. Bond Evans

/s/ Jack H. Parkinson              Director                       March 19, 1999
------------------------
Jack H. Parkinson

                                 EXHIBIT INDEX

          Exhibit
          Numbers                       Description
          --------                      -----------
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

           11 Computation of earnings per share (see Note 1 of "Notes to Consolidated Financial Statements" in the Company's 1998
                      Annual Report to Shareholders, which is incorporated herein by reference.)

           13         1998 Annual Report to Shareholders

           21         List of Subsidiaries of the Company

           23         Consent of Arthur Andersen LLP, Independent Public Accountants
                      for the Registrant

           27         1998 Financial Data Schedule
