Form 10-Q
period 1999-03-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 1999-05-10
CIK 95552

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                 YES [X] NO [ ]

        INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S
            CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

CLASS OF COMMON STOCK                              OUTSTANDING AT APRIL 30, 1999
---------------------                              -----------------------------
  $.50 PAR VALUE                                           27,021,785

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                               REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                              Page
                                                                              ----

Part I - Financial Information

   Item 1 - Financial Statements

      Consolidated Condensed Statements of Income .........................     1

      Consolidated Condensed Balance Sheets ...............................     2

      Consolidated Condensed Statements of Cash Flows .....................     3

      Consolidated Condensed Statements of Shareholders' Equity ...........     4

      Notes to Consolidated Condensed Financial Statements ................     5

   Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations .........................................     9

Part II - Other Information

Signatures ................................................................    12

Exhibit 27 - Financial Data Schedule


                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (Unaudited)
                  (Dollars in thousands, except per share data)



                                                        Three Months Ended
                                                       1999             1998
                                                     --------         --------
Net Sales ..................................         $136,909         $136,371
Cost of Sales ..............................          108,258          111,534
                                                     --------         --------

Gross Profit ...............................           28,651           24,837


Selling, General and Administrative Expenses            5,131            5,383
                                                     --------         --------

Income From Operations .....................           23,520           19,454

Non-Operating Income Expense:
   Interest income, net ....................            1,049              890
   Miscellaneous expense, net ..............              640              590
                                                     --------         --------
                                                          409              300

Income Before Provision for Income Taxes ...           23,929           19,754

Provision for Income Taxes .................            8,435            6,963
                                                     --------         --------

Net Income .................................         $ 15,494         $ 12,791
                                                     ========         ========

Earnings Per Share - Basic .................         $   0.57         $   0.46
                                                     ========         ========

Earnings Per Share - Diluted ...............         $   0.57         $   0.46
                                                     ========         ========

Dividends Declared Per Share ...............         $   0.08         $   0.07
                                                     ========         ========



See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
            (Dollars in thousands, except par value and share data)



                                                                            March 31          December 31
                                       ASSETS                                1999                1998
                                                                          -----------         -----------
                                                                          (Unaudited)

Current Assets:
   Cash and cash equivalents .....................................         $  96,508          $  86,566
   Accounts receivable, net ......................................            75,945            100,754
   Inventories ...................................................            46,700             41,433
   Other current assets ..........................................             6,619              7,133
                                                                           ---------          ---------
         Total current assets ....................................           225,772            235,886

Property, Plant and Equipment, net ...............................           160,724            158,194
Other Long-term Assets ...........................................            32,764             33,350
                                                                           ---------          ---------

Total Assets .....................................................         $ 419,260          $ 427,430
                                                                           =========          =========


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ..............................................         $  33,405          $  57,707
   Accrued liabilities ...........................................            40,858             32,756
   Current portion of long-term debt .............................               648                648
                                                                           ---------          ---------
         Total current liabilities ...............................            74,911             91,111

Long-term Debt ...................................................               600                673
Other Long-term Liabilities ......................................            14,538             14,862
Deferred Income Taxes ............................................             9,150              8,750
Shareholders' Equity
   Preferred stock, par value $25.00,
      1,000,000 shares authorized, none issued ...................                --                 --
   Common stock, par value $.50,
      100,000,000 shares authorized ..............................            13,542             13,656
   Foreign currency translation adjustments ......................           (16,485)           (17,233)
   Retained earnings .............................................           323,004            315,611
                                                                           ---------          ---------
         Total shareholders' equity ..............................           320,061            312,034

Total Liabilities and Shareholders' Equity .......................         $ 419,260          $ 427,430
                                                                           =========          =========


See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                             (Dollars in thousands)


                                                                   Three Months Ended
                                                                 1999              1998
                                                               --------          --------
Net Cash Provided by Operating Activities ............         $ 28,130          $ 26,802

Cash Flows from Financing Activities:

   Repurchases of common stock .......................           (5,950)           (4,374)
   Cash dividends paid ...............................           (2,185)           (1,953)
   Stock options exercised ...........................              173             2,246
   Payments of long-term debt ........................              (73)              (72)
                                                               --------          --------

      Net Cash Used in Financing Activities ..........           (8,035)           (4,153)
                                                               --------          --------

Cash Flows from Investing Activities:

   Additions to property, plant and equipment ........           (9,905)           (6,223)
   Investment in and advances to joint ventures ......             (280)           (1,909)
   Proceeds from sale of property, plant and equipment               32                 0
                                                               --------          --------

      Net Cash Used in Investing Activities ..........          (10,153)           (8,132)
                                                               --------          --------

Net Increase in Cash and Cash Equivalents ............            9,942            14,517

Cash and Cash Equivalents at Beginning of Period .....           86,566            73,693
                                                               --------          --------

Cash and Cash Equivalents at End of Period ...........         $ 96,508          $ 88,210
                                                               ========          ========



See accompanying Notes to Consolidated Condensed Financial Statements

                            SUPERIOR INDUSTRIES, INC.

            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (Unaudited)
                    (Dollars in thousand, except share data)



                                           Common Stock                             Foreign
                                   ---------------------------     Additional       Currency
                                    Number of                        Paid-In       Translation      Retained
                                     Shares          Amount          Capital       Adjustment       Earnings          Total
                                   -----------     -----------     -----------     -----------     -----------     -----------

Balances at December 31, 1998       27,312,086     $    13,656     $         0     $   (17,233)    $   315,611     $   312,034

Comprehensive income:
Net income                                  --              --              --              --          15,494          15,494
Foreign currency translation
  adjustment                                --              --              --             748              --             748
Comprehensive income                        --              --              --              --              --          16,242

Cash dividends ($.08/share)                 --              --              --              --          (2,438)         (2,438)

Repurchases of common stock           (235,800)           (118)           (169)             --          (5,663)         (5,950)

Stock options exercised,
  including related tax
  benefit                                7,200               4             169              --              --             173
                                   -----------     -----------     -----------     -----------     -----------     -----------

Balances at March 31, 1999          27,083,486     $    13,542     $         0     $   (16,485)    $   323,004     $   320,061
                                   ===========     ===========     ===========     ===========     ===========     ===========



See accompanying Notes to Consolidated Condensed Financial Statements

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

                                   (UNAUDITED)



1.    Presentation of Consolidated Condensed Financial Statements

      During interim periods, Superior Industries International, Inc. and its subsidiaries follow the accounting policies set forth in its Annual Report to Shareholders and apply appropriate interim financial reporting standards, as indicated below. Users of financial information produced for interim periods are encouraged to refer to the notes contained in the 1998 Annual Report to Shareholders when reviewing interim financial results.

      Interim financial reporting standards require us to make estimates that are based on assumptions regarding the outcome of future events and circumstances not known at that time, including the use of estimated effective tax rates. Inevitably, some assumptions may not materialize and unanticipated events and circumstances may occur which vary from those estimates and such variations may significantly affect our future results.

      In our opinion, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Securities and Exchange Commission's requirements of Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair presentation of i) the consolidated condensed statements of income for the three months ended March 31, 1999 and 1998, ii) the consolidated condensed balance sheets at March 31, 1999 and December 31, 1998, iii) the consolidated condensed statements of cash flows for the three months ended March 31, 1999 and 1998, and iv) the consolidated condensed statements of shareholders' equity at March 31, 1999 and December 31, 1998.


2.    Earnings Per Share

      Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period, or 27,234,000 and 27,906,000 for the three months ended March 31, 1999 and 1998, respectively. For purposes of calculating "diluted" earnings per share, net income is divided by the total of the weighted averaged shares outstanding plus the dilutive effect of our outstanding stock options ("common stock equivalents"), or 27,355,000 and 28,102,000 for the three months ended March 31, 1999 and 1998, respectively.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                                 MARCH 31, 1999

                                   (UNAUDITED)


3.    Accounting Matters

      Segment Reporting - We manufacture motor vehicle parts and accessories for sale on normal, generally unsecured trade terms to original equipment manufacturers (OEM) and the automotive aftermarket, primarily in North America, on an integrated one-segment basis.

      New Accounting Standards - In 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" ("FAS 132") and No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). Implementation of the disclosure requirements of FAS 132 did not have a material effect on our consolidated financial statements. We do not anticipate the adoption of FAS 133, in the year 2000, to have a material effect on our consolidated financial statements.


4.    Accounts Receivable

      The following is a summary of our consolidated accounts receivable:
      (Thousands of dollars)

                                        March 31,         December 31,
                                           1999               1998
                                        ---------         ------------
Accounts Receivable:
     Trade                              $  64,990          $  91,629
     Other                                 12,325             10,498
                                        ---------          ---------
                                           77,315            102,127
Allowance for Doubtful Accounts            (1,370)            (1,373)
                                        ---------          ---------
                                        $  75,945          $ 100,754


                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                                 MARCH 31, 1999

                                   (UNAUDITED)


5.    Inventories

      The following is a summary of our consolidated inventories:
      (Thousands of dollars)

                                                  March 31,            December 31,
                                                     1999                  1998
                                                  ---------            ------------
Raw materials                                     $12,150                $12,987
Work in process                                    12,552                 10,998
Finished goods                                     21,998                 17,448
                                                  -------                -------
                                                  $46,700                $41,433


6.    Property, Plant and Equipment

      Property, plant and equipment, net consists of the following:
      (Thousands of dollars)

                                                 March 31,            December 31,
                                                    1999                 1998
                                                 ---------            ------------
Land and building                                $  50,953            $  47,944
Machinery and equipment                            290,119              285,899
Leasehold improvements and others                    5,432                5,283
Construction in progress                            27,622               26,083
                                                 ---------            ---------
                                                   374,126              365,209
Accumulated depreciation                          (213,402)            (207,015)
                                                 ---------            ---------
                                                 $ 160,724            $ 158,194

      Depreciation expense was $7.2 million and $5.7 million for the three month periods ended March 31, 1999 and 1998, respectively.


7.    Contingencies

      We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known to us, we believe all such matters are adequately provided for, covered by insurance or, if not so covered or provided for, are without merit, or involve such amounts that would not materially adversely affect our consolidated results of operations and cash flows or financial position.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                                 MARCH 31, 1999

                                   (UNAUDITED)




8.    Forward Looking Statements

      Some statements included in this filing which are not historical in nature are forward looking statements within the meaning of the Private Securities Legislation Act of 1995. Forward looking statements regarding our future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statements due to a variety of factors. Factors that may impact such forward looking statements include, among others, changes in the condition of the industry, changes in general economic conditions and the success of our strategic and operating plans.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the first quarter of 1999, we reported sharply higher net income and set new first quarter records for revenues, unit shipments and earnings per share. Additionally, for the first time ever, shipments to international customers, including both export sales and sales to their U.S. plants, exceeded 10% of total OEM shipments.

Our consolidated net sales increased $0.5, or 0.4%, to $136.9 million in the first quarter of 1999 from $136.4 million a year ago. OEM sales increased $3.7 million, or 3.0%, to $130.7 million, as unit shipments increased by 8.5% and chrome plating sales increased over the same period a year ago. This strong sales performance was partially offset by lower pass-through aluminum pricing during the current period. Our 8.5% growth in OEM unit shipments for the first quarter of 1999 exceeded the 5% growth in North American vehicle production, suggesting further gains in aluminum wheel penetration. During 1998, industry-wide aluminum wheel installation rates rose to 53%, continuing a long-term upward trend.

Net sales of our automotive aftermarket products decreased $3.2 million, or 33.9%, to $6.2 million in the first quarter of 1999 from $9.4 million a year ago, as consolidation of the customer base continues to impact sales. We are currently reviewing our marketing strategy alternatives for these products.

Gross margin for the quarter increased to $28.7 million, or 20.9% of net sales, compared to $24.8 million, or 18.2% of net sales, for the same period a year ago. The increased gross margin was due principally to higher utilization rates at our OEM wheel plants, the improved profitability of the chrome plating facility and the percentage improvement due to the lower pass-through aluminum pricing.

Selling, general and administrative expenses for the first quarter of 1999 were $5.1 million, or 3.7% of sales in 1999 compared to $5.4 million, or 3.9% of sales in 1998, a decrease of approximately $250,000, due principally to lower travel expenses in the current period.

Operating income for the quarter increased $4.1 million, or 20.9%, to $23.5 million from $19.4 million in the same period a year ago, due principally to the improved gross margin explained above. Accordingly, the operating income margin for the first quarter of 1999 was 17.2% compared to 14.3% in the same period in 1998.

Interest income for the first quarter increased to $1.1 million from $0.9 million a year ago, as cash available for investing during the period increased by approximately $17.2 million. Miscellaneous expense includes pre-tax equity losses of $675,000 in 1999 and $350,000 in 1998, related to our start up of the fifty percent owned joint venture operation in Hungary.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


As a result of the above, net income for the quarter increased $2.7 million, or 21.1%, to $15.5 million, or 11.3% of net sales, from $12.8 million, or 9.4% of net sales last year. Diluted earnings per share for the 1999 quarter was $0.57, an increase of 23.9% over the $0.46 per diluted share in the same period a year ago.


READINESS FOR YEAR 2000

We are aware of the potential for Year 2000 software failures and the associated impact on business operations. We developed a plan that established January 1, 1998 for all integrated business software to be Year 2000 compliant. That target date has been met, as a test environment was established and the programs were activated in the second quarter of 1998.

Also, we have initiated a company-wide program to identify and address issues associated with the ability of our date-sensitive business processes to properly recognize the Year 2000. This program is being conducted by a management team led by a project manager reporting directly to the Vice President of Operations & Quality. This team is coordinating the efforts of internal resources as well as third party customers and vendors in identifying the various systems, processes and types of equipment requiring analysis and, potentially, remediation. The program includes systems, processes and equipment in all of our domestic and international locations. The program also includes formal communications with "mission critical" suppliers for each of our manufacturing locations.

As of this writing, a detailed inventory by location of all systems, processes and types of equipment has been completed. Currently, 99% of our mission critical suppliers have responded as being Year 2000 compliant. A plan to test mission critical equipment and software has been developed to ensure that they are in fact compliant. Reiterative testing will continue through 1999 on all systems, processes and equipment to ensure continued compliance. Additionally, in conjunction with a group of our key customers, who are continually monitoring and rating our progress with this program, we will develop contingency plans for all mission critical processes by the end of the second quarter of 1999.

Costs incurred from inception of this program to become Year 2000 compliant are estimated at less than $500,000 and are not anticipated to increase significantly over the balance of 1999. Minimal cost was incurred during the first quarter of 1999.

We currently anticipate that the mission critical systems that we control in our domestic and international operations will be Year 2000 compliant by January 1, 2000. However, no assurance can be given that unforeseen circumstances will not arise during the completion of this program, which would adversely affect the Year 2000 compliance of our systems. As a result, we are unable to determine the impact that any system interruption, especially those externally generated, would have on our results of operation, financial position or cash flows.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


We feel confident based on reviews by outside consultants, that we have recognized and addressed the need for making our centralized integrated computing able to manage the business upon entering the twenty-first century.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $28.1 million for the three months ended March 31, 1999, compared to $26.8 million for the same period a year ago. The increase in net income and non-cash items, principally depreciation, totaling $5.1 million was partially offset by a higher funding requirement of $3.8 million for working capital. Our principal financing activities during the three months ended March 31, 1999 were to repurchase 235,800 shares of our common stock for $5.9 million, pursuant to a 2.0 million share repurchase plan authorized in the fourth quarter of 1997, and to pay cash dividends on our common stock totaling $2.2 million. Similar financing activities during the same period a year ago were for $4.4 million to repurchase common stock and $1.9 million to pay cash dividends.

The principal investing activity during the three month period ended March 31, 1999 was funding $9.9 million of capital expenditures for the Chihuahua, Mexico facility expansion and for modernization of our other plants. Similar investment activities during the same period a year ago were for $6.2 million of capital expenditures and $1.9 million for investment in and advances to joint ventures.

Working capital and current ratio were $150.9 million and 3.0:1 versus $144.8 million and 2.6:1 at March 31, 1999 and December 31, 1998, respectively, and $141.3 million and 2.7:1, respectively, at March 31, 1998. Cash and short-term investments as of March 31, 1999 were $96.5 million compared to $86.6 million at December 31, 1998 and $88.2 million at March 31, 1998. Our cash position is forecasted to be substantially more than sufficient to fund working capital and capital investment requirements for the balance of the year.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                           PART II - OTHER INFORMATION



                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits:

           Exhibit 27 - Financial Data Schedule

b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended March 31, 1999.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)


Date       5/05/99               /s/ LOUIS L. BORICK
                                 -------------------------------------------
                                              Louis L. Borick
                                 President and Chairman of the Board



Date       5/05/99               /s/ R. JEFFREY ORNSTEIN
                                 -------------------------------------------
                                           R. Jeffrey Ornstein
                                        Vice President and CFO