Form 10-Q
period 1999-06-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 1999-08-10
CIK 95552

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                             YES [X]       NO [ ]

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
               OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

CLASS OF COMMON STOCK                               OUTSTANDING AT JULY 30, 1999
   $.50 PAR VALUE                                            26,828,835

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                               REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                       ----------
Part I - Financial Information

   Item 1 - Financial Statements

      Consolidated Condensed Statements of Income ..................................................        1

      Consolidated Condensed Balance Sheets.........................................................        2

      Consolidated Condensed Statements of Cash Flows...............................................        3

      Consolidated Condensed Statements of Shareholders' Equity.....................................        4

      Notes to Consolidated Condensed Financial Statements..........................................        5

   Item 2 - Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..............................................................        9

Part II - Other Information.........................................................................

   Item 4 - Submission of Matters to a Vote of Security Holders.....................................       12

   Item 6 - Exhibits and Reports on Form 8-K........................................................       13

   Signatures.......................................................................................       13

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (Unaudited)
                 (Dollars in thousands, except per share data)


                                                        Three Months                 Six Months
                                                       Ended June 30,              Ended June 30,
                                                  ----------------------      ----------------------
                                                    1999          1998          1999          1998
                                                  --------      --------      --------      --------
Net Sales ..................................      $155,029      $138,130      $291,938      $274,501
Cost of Sales ..............................       121,052       114,709       229,310       226,243
                                                  --------      --------      --------      --------

Gross Profit ...............................        33,977        23,421        62,628        48,258


Selling, General and Administrative Expenses         5,236         5,286        10,367        10,669
                                                  --------      --------      --------      --------

Income From Operations .....................        28,741        18,135        52,261        37,589

Non-Operating Income / Expense:
   Interest income, net ....................         1,437         1,057         2,486         1,947
   Miscellaneous expense, net ..............           509           189         1,149           779
                                                  --------      --------      --------      --------
                                                       928           868         1,337         1,168

Income Before Provision for Income Taxes ...        29,669        19,003        53,598        38,757

Provision for Income Taxes .................        10,458         6,699        18,893        13,662
                                                  --------      --------      --------      --------

Net Income .................................      $ 19,211      $ 12,304      $ 34,705      $ 25,095
                                                  ========      ========      ========      ========

Earnings Per Share - Basic .................      $   0.71      $   0.44      $   1.28      $   0.90
                                                  ========      ========      ========      ========

Earnings Per Share - Diluted ...............      $   0.71      $   0.44      $   1.28      $   0.89
                                                  ========      ========      ========      ========


Dividends Declared Per Share ...............      $   0.09      $   0.08      $   0.17      $   0.15
                                                  ========      ========      ========      ========

See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
             (Dollars in thousands, except par value and share data)


                                                                  June 30        December 31
                                      ASSETS                       1999             1998
                                                                -----------      ----------
                                                                (Unaudited)
Current Assets:
   Cash and cash equivalents ..............................      $  93,939       $  86,566
   Accounts receivable, net ...............................        108,126         100,754
   Inventories ............................................         36,236          41,433
   Other current assets ...................................          6,569           7,133
                                                                 ---------       ---------
         Total current assets .............................        244,870         235,886

Property, Plant and Equipment, net ........................        159,592         158,194
Other Long-term Assets ....................................         32,085          33,350
                                                                 ---------       ---------

Total Assets ..............................................      $ 436,547       $ 427,430
                                                                 =========       =========


                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable .......................................      $  41,839       $  57,707
   Accrued liabilities ....................................         37,168          32,756
   Current portion of capitalized leases ..................            648             648
                                                                 ---------       ---------
         Total current liabilities ........................         79,655          91,111

Capitalized Leases ........................................            526             673
Other Long-term Liabilities ...............................         14,125          14,862
Deferred Income Taxes .....................................          9,250           8,750
Shareholders' Equity
   Preferred stock, par value $25.00,
      1,000,000 shares authorized, none issued ............           --              --
   Common stock, par value $.50,
      100,000,000 shares authorized .......................         13,458          13,656
   Foreign currency translation adjustments ...............        (16,211)        (17,233)
   Retained earnings ......................................        335,744         315,611
                                                                 ---------       ---------
         Total shareholders' equity .......................        332,991         312,034

Total Liabilities and Shareholders' Equity ................      $ 436,547       $ 427,430
                                                                 =========       =========


See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                             (Dollars in thousands)


                                                                Six Months Ended
                                                              1999            1998
                                                            --------       --------
Net Cash Provided by Operating Activities ............      $ 37,931       $ 41,860


Cash Flows from Financing Activities:

   Repurchases of common stock .......................       (10,099)        (9,920)
   Cash dividends paid ...............................        (4,351)        (3,909)
   Payments of long-term debt ........................          (147)          (144)
   Stock options exercised ...........................           190          3,080
                                                            --------       --------

      Net Cash Used in Financing Activities ..........       (14,407)       (10,893)
                                                            --------       --------

Cash Flows from Investing Activities:

   Additions to property, plant and equipment ........       (15,632)       (11,293)
   Investment in and advances to joint ventures ......          (554)        (3,451)
   Proceeds from sale of property, plant and equipment            35            117
                                                            --------       --------

      Net Cash Used in Investing Activities ..........       (16,151)       (14,627)
                                                            --------       --------

Net Increase in Cash and Cash Equivalents ............         7,373         16,340

Cash and Cash Equivalents at Beginning of Period .....        86,566         73,693
                                                            --------       --------

Cash and Cash Equivalents at End of Period ...........      $ 93,939       $ 90,033
                                                            --------       --------


See accompanying Notes to Consolidated Condensed Financial Statements

                            SUPERIOR INDUSTRIES, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   (Unaudited)
                    (Dollars in thousand, except share data)



                                      Common Stock                                   Foreign
                              ----------------------------        Additional        Currency
                               Number of                           Paid-In         Translation        Retained
                                Shares           Amount            Capital          Adjustment        Earnings             Total
                              ----------       -----------       -----------       -----------       -----------       -----------
Balances at
   December 31, 1998 ....     27,312,086       $    13,656       $         0       $   (17,233)      $   315,611       $   312,034

Comprehensive income:
Net  income .............           --                --                --                --              34,705            34,705
Foreign currency
   translation adjustment           --                --                --               1,022              --               1,022
Comprehensive income ....           --                --                --                --                --              35,727

Cash dividends declared
   ($.17/share) .........           --                --                --                --              (4,861)           (4,861)

Repurchases of
   common stock .........       (404,900)             (202)             (186)             --              (9,711)          (10,099)

Stock options exercised,
   including related
   tax benefit ..........          7,949                 4               186              --                --                 190
                              ----------       -----------       -----------       -----------       -----------       -----------

Balances at
   June 30, 1999 ........     26,915,135       $    13,458       $         0       $   (16,211)      $   335,744       $   332,991
                              ==========       ===========       ===========       ===========       ===========       ===========


See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (UNAUDITED)


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

     In our opinion, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Securities and Exchange Commission's requirements of Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair presentation of i) the consolidated condensed statements of income for the three and six months ended June 30, 1999 and 1998, ii) the consolidated condensed balance sheets at June 30, 1999 and December 31, 1998, iii) the consolidated condensed statements of cash flows for the six months ended June 30, 1999 and 1998, and iv) the consolidated condensed statements of shareholders' equity at June 30, 1999 and December 31, 1998.


2.   Earnings Per Share

     Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period, or 27,001,000 and 27,818,000 for the three months ended June 30, 1999 and 1998 and 27,033,000 and 27,864,000 for the six months ended June 30, 1999 and 1998, respectively. For purposes of calculating "diluted" earnings per share, net income is divided by the total of the weighted averaged shares outstanding plus the dilutive effect of our outstanding stock options ("common stock equivalents"), or 27,092,000 and 27,998,000 for the three months ended June 30, 1999 and 1998 and 27,134,000 and 28,061,000 for the
     six months ended June 30, 1999 and 1998, respectively.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                                  JUNE 30, 1999
                                   (UNAUDITED)


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


4.   Accounts Receivable

     The following is a summary of our consolidated accounts receivable:
     (Thousands of dollars)

                                          June 30,       December 31,
                                            1999            1998
                                          ---------       ---------
     Accounts Receivable:
         Trade                            $  95,713       $  91,629
         Other                               13,761          10,498
                                          ---------       ---------
                                            109,474         102,127
     Allowance for Doubtful Accounts         (1,348)         (1,373)
                                          ---------       ---------
                                          $ 108,126       $ 100,754

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                                  JUNE 30, 1999
                                   (UNAUDITED)


5.   Inventories

     The following is a summary of our consolidated inventories:
     (Thousands of dollars)

                                                       June 30,     December 31,
                                                         1999          1998
                                                       -------       -------
     Raw materials                                     $ 8,350       $12,987
     Work in process                                    10,940        10,998
     Finished goods                                     16,946        17,448
                                                       -------       -------
                                                       $36,236       $41,433


6.   Property, Plant and Equipment

     Property, plant and equipment, net consists of the following:
     (Thousands of dollars)

                                                       June 30,     December 31,
                                                         1999          1998
                                                       ---------     ---------
     Land and buildings                                $  51,025     $  47,944
     Machinery and equipment                             299,240       285,899
     Leasehold improvements and other                      5,437         5,283
     Construction in progress                             24,338        26,083
                                                       ---------     ---------
                                                         380,040       365,209
     Accumulated depreciation                           (220,848)     (207,015)
                                                       ---------     ---------
                                                       $ 159,192     $ 158,194


     Depreciation expense was $7.0 million and $6.4 million for the three month periods ended June 30, 1999 and 1998, respectively, and $14.2 million and $12.8 million for the six month periods ended June 30, 1999 and 1998, respectively.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                                  JUNE 30, 1999
                                   (UNAUDITED)


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

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The second quarter of 1999 again proved to be a record quarter, as unit shipments of aluminum road wheels to original equipment manufacturers (OEM) increased approximately 20% versus 1998 to an all-time high for a quarter. This contributed to record revenues for a quarter of $155.0 million. Accordingly, net income for the three months ended June 30, 1999 of $19.2 million also set a record for a second quarter and net income per diluted share of $0.71 tied the record set in the fourth quarter of 1998.

OEM unit shipments increased 19.7% over the same period a year ago, exceeding the 12.3% growth in North American vehicle production for the period, suggesting further gains in market share. Our consolidated net sales increased $16.9 million, or 12.2%, to $155.0 million in the second quarter of 1999 from $138.1 million a year ago, which quarter was affected by the United Auto Workers' (UAW) strike in early June against General Motors (GM). OEM net sales increased $19.2 million, or 15.0%, to $147.7 million compared to $128.5 million in 1998. Sales dollars were reduced by lower passed through aluminum selling prices during the period. For the model year 1998, industry-wide aluminum wheel installation rates rose to 53%, continuing a long-term upward trend. Unit shipment increases were experienced in both passenger car and light truck styles and unit shipments to international customers again approximated 10% of total OEM unit shipments. Net sales of our automotive aftermarket products decreased $2.3 million, or 24.1%, to $7.3 million in the second quarter of 1999 from $9.6 million a year ago, as consolidation of the customer base continues to impact sales. We are currently reviewing our marketing strategy alternatives for these products.

Consolidated net sales for the six months ended June 30, 1999 increased $17.4 million, or 6.4%, to $291.9 million from $274.5 million a year ago. OEM net sales increased $22.9 million, or 9.0%, to $278.3 million from $255.4 million in 1998, as unit shipments increased 14.1%. The increased unit shipments translate to lower increases in sales dollars because of lower aluminum prices. For the six months ending June 30, 1999, net sales of automotive aftermarket products decreased $5.5 million, or 29.0%, to $13.6 million from $19.1 million a year ago, for the reasons mentioned above

Gross margin for the quarter increased to $34.0 million, or 21.9% of net sales, compared to $23.4 million, or 17.0% of net sales, for the same period a year ago. For the six-month period ended June 30, 1999, the gross margin increased to $62.6 million, or 21.5% of net sales from $48.3 million, or 17.6% of net sales in 1998. The increased gross margin in both the three and six month periods of 1999, was due principally to higher utilization rates at our OEM wheel plants, the improved profitability of the chrome plating facility and the gross margin percentage improvement caused by the lower pass-through aluminum pricing.

Selling, general and administrative expenses for the second quarter of 1999 were $5.2 million, or 3.4% of net sales in 1999 compared to $5.3 million, or 3.8% of net sales in 1998, which indicates a consistent selling, general and administrative expense trend. For the six months ended June 30, 1999, these expenses were $10.4 million or 3.6% of net sales compared to $10.7 million or 3.9% of net sales in the same period a year ago.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Operating income for the second quarter increased $10.6 million, or 58.5%, to $28.7 million from $18.1 million in the same period a year ago, due principally to the improved gross margin explained above. Accordingly, the operating income margin for the second quarter of 1999 was 18.5% of sales compared to 13.1% of sales in the same period in 1998. On a year-to-date basis, operating income was up $14.7 million, or 39.0%, to $52.3 million or 17.9% of net sales, from $37.6 million or 13.7% of net sales a year ago.

Interest income for the second quarter increased to $1.4 million from $1.1 million a year ago, as cash available for investing during the period increased by approximately $22.1 million to $98.0 million. For the six months ended June 30, 1999, interest income was $2.5 million compared to $1.9 million a year ago. Miscellaneous expense for the second quarter includes pre-tax equity losses related to our start up of the fifty percent owned joint venture operation in Hungary, of $620,000 in 1999 and $400,000 in 1998. Year-to-date equity losses were $1.3 million in 1999 and $700,000 in 1998.

As a result of the above, net income for the quarter increased $6.9 million, or 56.1%, to $19.2 million, or 12.4% of net sales, from $12.3 million, or 8.9% of net sales last year. For the six months ended June 30, 1999, net income was $34.7 million compared to $25.1 million in 1998. Diluted earnings per share for the second quarter of 1999 was $0.71, an increase of 61.4% over the $0.44 per diluted share in the same period a year ago. On a year-to-date basis, a diluted earnings per share was $1.28, an increase of 43.8% over the $0.89 per diluted share in 1998.

READINESS FOR YEAR 2000

We are aware of the potential for Year 2000 software failures and the associated impact on business operations. We developed a plan that established January 1, 1998 for all integrated business software to be Year 2000 compliant. That target date has been met, as a test environment was established and the programs were activated in the second quarter of 1998.

Also, we have completed a company-wide review to identify and address issues associated with the ability of our date-sensitive business processes to properly recognize the Year 2000. This program is being conducted by a management team led by a project manager reporting directly to the Vice President of Operations & Quality. This team is coordinating the efforts of internal resources as well as third party customers and vendors in identifying the various systems, processes and types of equipment requiring analysis and, potentially, remediation. The program includes systems, processes and equipment in all of our domestic and international locations. The program also includes formal communications with "mission critical" suppliers for each of our manufacturing locations.

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


and rating our progress with this program, we have developed contingency plans for all mission critical processes.

Costs incurred from inception of this program to become Year 2000 compliant are estimated at less than $500,000 and are not anticipated to increase significantly over the balance of 1999. Minimal cost was incurred during the second quarter of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $37.9 million for the six months ended June 30, 1999, compared to $41.9 million for the same period a year ago. The increase in net income and non-cash items totaling $11.6 million was offset by a higher funding requirement for working capital. Working capital requirements in the 1998 period were affected by the GM strike in June of that year and by receipt of a significant payment of accounts receivable in that month. In 1999, working capital requirements were greater due to the record level of sales during the period and to a significant payment of accounts receivable not being received until the day after closing the quarter.

Our principal financing activities during the six months ended June 30, 1999 were to repurchase 404,900 shares of our common stock for $10.1 million, pursuant to a 2.0 million share repurchase plan authorized in the fourth quarter of 1997, and to pay cash dividends on our common stock totaling $4.4 million. Similar financing activities during the same period a year ago were for $9.9 million to repurchase common stock and $3.9 million to pay cash dividends.

The principal investing activity during the six month period ended June 30, 1999 was funding $15.6 million of capital expenditures for the Chihuahua, Mexico facility expansion and for modernization of our other plants. Similar investment activities during the same period a year ago were for $11.3 million of capital expenditures and $3.5 million for investment in and advances to joint ventures.

Working capital and current ratio were $165.2 million and 3.1:1 versus $144.8 million and 2.6:1 at June 30, 1999 and December 31, 1998, respectively, and $144.6 million and 3.1:1, respectively, at June 30, 1998. Cash and short-term investments as of June 30, 1999 were $93.9 million compared to $86.6 million at December 31, 1998 and $90.0 million at June 30, 1998. Our cash position is forecasted to be substantially more than sufficient to fund working capital and capital investment requirements for the balance of the year.

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 7, 1999, for the purpose of electing three Directors and approving an amendment to the Superior Industries International, Inc. 1993 Stock Option Plan. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. There were 27,201,285 shares of our common stock issued, outstanding and entitled to vote as of the record date, March 12, 1999. There were present at the meeting, in person or by proxy, the holders of 23,738,502 shares, representing 87.3% of the total shares outstanding and entitled to vote at the meeting. Accordingly, 3,462,783 shares, or 12.7% of this total, were not voted.

All of management's nominees for Director as listed in the proxy statement were elected with the following vote:

                                    Shares             Shares
            Nominee                Voted For          Withheld
            -------                ----------         --------
          Louis L. Borick          23,588,123          150,379
          Raymond C. Brown         23,594,963          143,539
          Steven J. Borick         23,592,454          146,048

The following incumbent Directors will have their terms of office expire as of the date of the Annual Meeting of Stockholders in the years indicated below:

          Incumbent Director            Year
          ------------------            ----
          Jack H. Parkinson             2000
          Philip W. Colburn             2000
          R. Jeffrey Ornstein           2000
          Sheldon I. Ausman             2001
          V. Bond Evans                 2001

Management's proposal to approve and ratify the adoption of an amendment to the Superior Industries International, Inc. 1993 Stock Option Plan, increasing the shares available for grant by 500,000 was approved with the following vote:

          Shares Voted "For"        15,941,162
          Shares Voted "Against"     7,715,369
          Shares "Abstaining"           81,971

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits:

            Exhibit 10.33 - 1993 Stock Option Plan of the Registrant, amended as of May 7, 1999, incorporated herein by reference to the 1999 Proxy Statement

            Exhibit 27    - Financial Data Schedule

b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended June 30, 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)


Date     8/10/99                    /s/ Louis L. Borick
                                    -----------------------------------
                                               Louis L. Borick
                                    President and Chairman of the Board



Date     8/10/99                    /s/ R. Jeffrey Ornstein
                                    -----------------------------------
                                            R. Jeffrey Ornstein
                                           Vice President and CFO