Form 10-Q
period 1999-09-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 1999-11-10
CIK 95552

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                             _________ TO _________


                          COMMISSION FILE NUMBER 1-6615


                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.
--------------------------------------------------------------------------------
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

                            YES X          NO
                               ---           ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.


   CLASS OF COMMON STOCK                OUTSTANDING AT OCTOBER 29, 1999
--------------------------              -------------------------------
      $.50 PAR VALUE                             26,650,619

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                              REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS


                                                                             Page
                                                                             ----
Part I - Financial Information

   Item 1 - Financial Statements

      Consolidated Condensed Statements of Income .........................    1

      Consolidated Condensed Balance Sheets ...............................    2

      Consolidated Condensed Statements of Cash Flows .....................    3

      Consolidated Condensed Statements of Shareholders' Equity ...........    4

      Notes to Consolidated Condensed Financial Statements ................    5

   Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations .........................................    9

 Part II - Other Information

   Item 6 - Exhibits and Reports on Form 8-K ..............................   12

Signatures ................................................................   12

Exhibit 27 - Financial Data Schedule

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                                    Three Months Ended            Nine Months Ended
                                                                       September 30,                 September 30,
                                                                 ------------------------       ----------------------
                                                                    1999           1998           1999          1998
                                                                 ---------      ---------      ---------     ---------
Net Sales ..................................................     $ 131,430      $ 112,245      $ 423,368     $ 386,746
Cost of Sales ..............................................       104,476         95,694        333,786       321,937
                                                                 ---------      ---------      ---------     ---------
Gross Profit ...............................................        26,954         16,551         89,582        64,809

Selling, General and Administrative Expenses ...............         5,172          4,268         15,539        14,937
                                                                 ---------      ---------      ---------     ---------
Income From Operations .....................................        21,782         12,283         74,043        49,872

Non-Operating Income/Expense:
   Interest income, net ....................................         1,406          1,062          3,892         3,009
   Miscellaneous expense, net ..............................           811          1,489          1,960         2,268
                                                                 ---------      ---------      ---------     ---------

Income Before Provision for Income Taxes ...................        22,377         11,856         75,975        50,613

Provision for Income Taxes .................................         7,888          4,179         26,781        17,841
                                                                 ---------      ---------      ---------     ---------
Net Income .................................................     $  14,489      $   7,677      $  49,194     $  32,772
                                                                 =========      =========      =========     =========
Earnings Per Share - Basic .................................     $    0.54      $    0.28      $    1.82     $    1.18
                                                                 =========      =========      =========     =========
Earnings Per Share - Diluted ...............................     $    0.54      $    0.28      $    1.81     $    1.17
                                                                 =========      =========      =========     =========

Dividends Declared Per Share ...............................     $    0.09      $    0.08      $    0.26     $    0.23
                                                                 =========      =========      =========     =========

See accompanying Notes to Consolidated Condensed Financial Statements

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
            (Dollars in thousands, except par value and share data)

                                                September 30,    December 31,
                   ASSETS                           1999             1998
                                                ------------     ------------
                                                (Unaudited)
Current Assets:
   Cash and cash equivalents .................     $ 107,147      $  86,566
   Accounts receivable, net ..................       106,956        100,754
   Inventories ...............................        41,693         41,433
   Other current assets ......................         7,935          7,133
                                                   ---------      ---------
         Total current assets ................       263,731        235,886
Property, Plant and Equipment, net ...........       157,076        158,194
Other Long-term Assets .......................        33,612         33,350
                                                   ---------      ---------
Total Assets .................................     $ 454,419      $ 427,430
                                                   =========      =========
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ..........................     $  48,224      $  57,707
   Accrued liabilities .......................        40,950         32,756
   Current portion of capitalized leases .....           653            648
                                                   ---------      ---------
         Total current liabilities ...........        89,827         91,111
Capitalized Leases ...........................           451            673
Other Long-term Liabilities ..................        14,245         14,862
Deferred Income Taxes ........................         9,449          8,750
Shareholders' Equity
   Preferred stock, par value $25.00,
      1,000,000 shares authorized, none issued          --             --
   Common stock, par value $.50,
      100,000,000 shares authorized ..........        13,372         13,656
   Foreign currency translation adjustments ..       (15,980)       (17,233)
   Retained earnings .........................       343,055        315,611
                                                   ---------      ---------
         Total shareholders' equity ..........       340,447        312,034

Total Liabilities and Shareholders' Equity ...     $ 454,419      $ 427,430
                                                   =========      =========


See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                             (Dollars in thousands)

                                                               Nine Months Ended
                                                                September 30,
                                                           ------------------------
                                                              1999           1998
                                                           ---------      ---------
Net Cash Provided by Operating Activities ............     $  65,532      $  47,942
Cash Flows from Financing Activities:
   Repurchases of common stock .......................       (15,240)       (17,154)
   Cash dividends paid ...............................        (6,773)        (6,132)
   Payments of capitalized leases.....................          (222)          (215)
   Stock options exercised ...........................           474          3,081
                                                           ---------      ---------
      Net Cash Used in Financing Activities ..........       (21,761)       (20,420)
                                                           ---------      ---------
Cash Flows from Investing Activities:
   Additions to property, plant and equipment ........       (20,595)       (19,666)
   Investment in and advances to joint ventures ......        (2,652)        (4,705)
   Proceeds from sale of property, plant and equipment            57            119
                                                           ---------      ---------
      Net Cash Used in Investing Activities ..........       (23,190)       (24,252)
                                                           ---------      ---------
Net Increase in Cash and Cash Equivalents ............        20,581          3,270
Cash and Cash Equivalents at Beginning of Period .....        86,566         73,693
                                                           ---------      ---------
Cash and Cash Equivalents at End of Period ...........     $ 107,147      $  76,963
                                                           =========      =========

See accompanying Notes to Consolidated Condensed Financial Statements

                            SUPERIOR INDUSTRIES, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)
                    (Dollars in thousand, except share data)



                                          Common Stock                          Accumulated
                                  --------------------------     Additional       Other
                                  Number of                       Paid-In       Comprehensive     Retained
                                   Shares           Amount        Capital         Income          Earnings         Total
                                 -----------     -----------     -----------     -----------     -----------     -----------
Balances at
       December 31, 1998 ....     27,312,086     $    13,656     $         0     $   (17,233)    $   315,611     $   312,034

Comprehensive income:
Net income ..................           --              --              --              --            49,194          49,194
Foreign currency
       translation adjustment           --              --              --             1,253            --             1,253
Comprehensive income ........           --              --              --              --              --            50,447

Cash dividends declared
       ($.26/share) .........           --              --              --              --            (7,268)         (7,268)

Repurchases of
       common stock .........       (592,600)           (296)           (462)           --           (14,482)        (15,240)

Stock options exercised,
       including related
       tax benefit ..........         23,883              12             462            --              --               474
                                 -----------     -----------     -----------     -----------     -----------     -----------
Balances at
       September 30, 1999 ...     26,743,369     $    13,372     $         0     $   (15,980)    $   343,055     $   340,447
                                 ===========     ===========     ===========     ===========     ===========     ===========

See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)



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

     In our opinion, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Securities and Exchange Commission's requirements of Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair presentation of i) the consolidated condensed statements of income for the three and nine months ended September 30, 1999 and 1998, ii) the consolidated condensed balance sheets at September 30, 1999 and December 31, 1998, iii) the consolidated condensed statements of cash flows for the nine months ended September 30, 1999 and 1998, and iv) the consolidated condensed statements of shareholders' equity at September 30, 1999 and December 31, 1998.


2.   Earnings Per Share

     Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period, or 26,832,000 and 27,598,000 for the three months ended September 30, 1999
     and 1998, respectively,   and 27,022,000 and 27,775,000 for the nine months
     ended September 30, 1999 and 1998, respectively. For purposes of calculating "diluted" earnings per share, net income is divided by the total of the weighted averaged shares outstanding plus the dilutive effect of our outstanding stock options ("common stock equivalents"), or 26,998,000 and 27,670,000 for the three months ended September 30, 1999 and 1998, respectively, and 27,144,000 and 27,933,000 for the nine months ended September 30, 1999 and 1998, respectively.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


3.   Accounting Matters

     Segment Reporting - We manufacture motor vehicle parts and accessories for sale on normal, generally unsecured trade terms to original equipment manufacturers (OEM) and the automotive aftermarket, primarily in North America, on an integrated one-segment basis.

     New Accounting Standards - In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the FASB issued FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delays implementation of FAS No. 133 until years beginning after June 15, 2000. We do not expect this statement to have a material impact on our financial position or results of operations upon adoption.


4.   Accounts Receivable

     The following is a summary of our consolidated accounts receivable:
     (Thousands of dollars)


                                                  September 30,     December 31,
                                                       1999             1998
                                                  --------------   -------------

     Accounts Receivable:
         Trade                                       $  92,097        $  91,629
         Other                                          16,211           10,498
                                                     ---------        ---------
                                                       108,308          102,127
     Allowance for Doubtful Accounts                    (1,352)          (1,373)
                                                     ---------        ---------
                                                     $ 106,956        $ 100,754


                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


5.   Inventories

     The following is a summary of our consolidated inventories:
     (Thousands of dollars)


                                                  September 30,       December 31,
                                                     1999                1998
                                                  -------------       -----------
     Raw materials                                   $10,802             $12,987
     Work in process                                  10,486              10,998
     Finished goods                                   20,405              17,448
                                                     -------             -------
                                                     $41,693             $41,433




6.   Property, Plant and Equipment

     Property, plant and equipment, net consists of the following:
     (Thousands of dollars)


                                                  September 30,       December 31,
                                                       1999               1998
                                                   ------------       -----------
     Land and buildings                            $  50,780           $  47,944
     Machinery and equipment                         303,868             285,899
     Leasehold improvements and other                  4,615               5,283
     Construction in progress                         24,176              26,083
                                                   ---------           ---------
                                                     383,439             365,209
     Accumulated depreciation                       (226,363)           (207,015)
                                                   ---------           ---------
                                                   $ 157,076           $ 158,194



     Depreciation expense was $7.4 million and $5.8 million for the three month periods ended September 30, 1999 and 1998, respectively, and $21.6 million and $18.6 million for the nine month periods ended September 30, 1999 and 1998, respectively.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)



7.   Contingencies

     We are subject to various legal actions arising out of the conduct of our business, including action related to product liability and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us.

     Based on a review of the current facts and circumstances, we believe all such matters are adequately provided for, covered by insurance or, if not so covered or provided for, are without merit, or involve such amounts that would not materially adversely affect our consolidated financial position, results of operation, or cash flows.


8.   Safe Harbor Provision

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, or statements which are not historical in nature. Certain information included in this report contains statements that are forward-looking statements regarding our future performance and financial results. Such forward-looking information involves certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statements due to a variety of factors. Factors that may impact such forward looking statements include, among others, changes in the condition of the industry, changes in general economic conditions and the success of our strategic and operating plans.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The operating results for the September quarter of 1999 were the best for a third quarter in our history, as new records were set in unit shipments, net sales, net income and diluted earnings per share. Compared to the previous records, all of which had been set in the third quarter of 1997, unit shipments and net sales increased 9% and 1%, respectively. The lesser percentage increase in net sales was due principally to the pass through of lower aluminum prices in the 1999 period and, to a lesser extent, reduced sales of automotive aftermarket products. Net income and diluted earnings per share increased 10% and 15%, respectively, compared to the previous records. The higher percentage increase in diluted earnings per share was due to our common stock repurchase plans, which have reduced the average shares outstanding by 1.2 million, or 4.2%, since the third quarter of 1997.

Our consolidated net sales for the third quarter of 1999 increased $19.2 million, or 17.1%, to $131.4 million from $112.2 million in the third quarter a year ago, which was affected by the United Auto Workers' (UAW) strike against General Motors (GM). OEM net sales increased $23.0 million, or 22.1%, to $127.0 million compared to $104.0 in the 1998 period, while OEM unit shipments for the same period increased 23.6% over the prior year. The lesser percentage increase in OEM net sales was due principally to the pass through of lower aluminum prices in the current period.

The increase in OEM unit shipments of 23.6% compares to an increase of 22.2% in North American vehicle production during the same period. However, production of vehicle models for which we supply aluminum wheels increased by 17.1%, indicating further gains in market share. For the model year 1998, industry-wide aluminum wheel installation rates increased to 53%, continuing a long-term trend. Unit shipment increases were experienced in both passenger car and light truck styles, while shipments to international customers approximated 9% of total OEM unit shipments for the quarter.

Consolidated net sales for the nine months ended September 30, 1999 increased $36.6 million, or 9.5%, to $423.4 million from $386.7 million a year ago. OEM net sales increased $45.9 million, or 12.8%, to $405.3 million from $359.4 million in 1998, as unit shipments increased 16.9%. The increased unit shipments translate to lower increases in sales dollars due to the pass through of lower aluminum prices.

Gross profit for the quarter increased to $27.0 million, or 20.5% of net sales, compared to $16.6 million, or 14.7% of net sales, for the same period a year ago. For the nine-month period ended September 30, 1999, the gross profit increased to $89.6 million, or 21.2% of net sales from $64.8 million, or 16.8% of net sales in 1998. The increased gross margin in both the three and nine month periods of 1999, was due principally to higher utilization rates at our OEM wheel plants and the improved profitability of the chrome plating facility.

Selling, general and administrative expenses for the third quarter of 1999 were $5.2 million, or 3.9% of net sales in 1999 compared to $4.3 million, or 3.8% of net sales in 1998, which indicates a consistent selling, general and administrative expense trend. For the nine months ended September 30, 1999, these expenses were $15.5 million or 3.7% of net sales compared to $14.9 million or 3.9% of net sales in the same period a year ago.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Operating income for the third quarter increased $9.5 million, or 77.2%, to $21.8 million from $12.3 million in the same period a year ago, due principally to the UAW strike against GM in 1998 and improved gross margin explained above. Accordingly, the operating income margin for the third quarter of 1999 was 16.6% of net sales compared to 10.9% of net sales in the same period in 1998. On a year-to-date basis, operating income was up $24.1 million, or 48.3%, to $74.0 million or 17.5% of net sales, from $49.9 million or 12.9% of net sales a year ago.

Interest income for the third quarter increased to $1.4 million from $1.1 million a year ago, as cash available for investing during the period increased by approximately $23 million. For the nine months ended September 30, 1999, interest income was $3.9 million compared to $3.0 million a year ago. Miscellaneous expense for the third quarter includes pre-tax equity losses related to our fifty percent owned joint ventures of $0.7 million in 1999 and $1.6 million in 1998. Year-to-date equity losses were $2.0 million in 1999 and $2.4 million in 1998.

As a result of the above, net income for the quarter increased $6.8 million, or 88.7%, to $14.5 million, or 11.0% of net sales, from $7.7 million, or 6.8% of net sales last year. For the nine months ended September 30, 1999, net income was $49.2 million compared to $32.8 million in 1998. Diluted earnings per share for the third quarter of 1999 was $0.54, an increase of 92.9% over the strike impacted $0.28 per diluted share in the same period a year ago. On a year-to-date basis, diluted earnings per share was $1.81, an increase of 54.7% over the $1.17 per diluted share in 1998.

READINESS FOR YEAR 2000

We have long recognized the importance of early preparation and planning for the upcoming millennium change. Our Year 2000 Project began in 1997 and is presently being managed by a project manager reporting directly to the Vice President of Operations & Quality. This organization will remain in place until all critical millennium dates have been passed and the corporate Year 2000 objectives have been met leading to business continuity and undisturbed customer service.

To date, we have spent less than $500,000 on the Year 2000 Project and costs are not anticipated to increase significantly over the balance of 1999. Minimal cost was incurred during the third quarter of 1999.

In early 1997, we started phase one of the Year 2000 Project to have all integrated manufacturing and accounting business software in our U.S. operations Year 2000 compliant. This phase of the Year 2000 Project was completed in January of 1998.

Assessments, remediation and testing efforts have been conducted at all of our manufacturing locations on critical applications including manufacturing, inventory and financial systems at our locations around the world. These efforts have been completed at most sites. We have certified that all North American facilities are now Year 2000 compliant. A checklist of remediation tasks has been assembled for the few remaining locations.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


We have communicated and will continue to communicate with our suppliers, financial institutions, customers and other key business partners on their Year 2000 efforts. All systems that link to us electronically have passed all related testing. There can be no assurance that these business partners will be fully compliant or that problems they may encounter will have no adverse effect on their ongoing operations. No company can provide complete assurance that it has been able to identify all Year 2000 issues prior to actual problems manifesting themselves. It is the opinion of our management that we are taking adequate and appropriate action to address Year 2000 issues.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $65.5 million for the nine months ended September 30, 1999, compared to $47.9 million for the same period a year ago. The increase in 1999 net income and non-cash items was partially offset by a higher funding requirement for working capital, due principally to a significant payment of accounts receivable not being received until the day after closing the quarter.

Our principal financing activities during the nine months ended September 30, 1999 were to repurchase 592,600 shares of our common stock for $15.2 million, pursuant to a 2.0 million share repurchase plan authorized in the fourth quarter of 1997, and to pay cash dividends on our common stock totaling $6.8 million. Similar financing activities during the same period a year ago were for $17.2 million to repurchase common stock and $6.1 million to pay cash dividends.

The principal investing activity during the nine month period ended September 30, 1999 was funding $20.6 million of capital expenditures for the Chihuahua, Mexico facility expansion and for modernization of our other plants and $2.7 million for advances to joint ventures. Similar investment activities during the same period a year ago were for $20.0 million of capital expenditures and $4.7 million for investment in and advances to joint ventures.

Working capital and the current ratio were $173.9 million and 2.9:1 versus $144.8 million and 2.6:1 at September 30, 1999 and December 31, 1998, respectively, and $139.0 million and 3.0:1, respectively, at September 30, 1998. Cash and short-term investments as of September 30, 1999 were $107.1 million compared to $86.6 million at December 31, 1998 and $77.0 million at September 30, 1998. Our cash position is forecasted to be substantially more than sufficient to fund working capital and capital investment requirements for the balance of the year.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


a)  Exhibits:
         Exhibit 27      -  Financial Data Schedule

b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended September 30, 1999.







                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)


Date     11/10/99                   /s/ Louis L. Borick
                                    -----------------------------------
                                               Louis L. Borick
                                    President and Chairman of the Board



Date     11/10/99                   /s/ R. Jeffrey Ornstein
                                    -----------------------------------
                                            R. Jeffrey Ornstein
                                           Vice President and CFO