Form 10-K405
period 1999-12-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2000-03-29
CIK 95552

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   for the fiscal year ended December 31, 1999

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

        Registrant's telephone number, including area code (818) 781-4973
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

                          COMMON STOCK, PAR VALUE $0.50

                    REGISTERED ON THE NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                          Yes [X]             No  [ ]

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]             No  [ ]

        The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant on March 15, 2000 was $472,446,496. On March 15, 2000, there were 26,118,349 shares of common stock issued and outstanding.


        The following documents are incorporated by reference and made a part of the Form 10-K:

        1. Portions of Superior's 1999 Annual Report to Shareholders are incorporated into Parts I, II and IV.

        2. Portions of Superior's 1999 Annual Proxy Statement are incorporated into Parts I and III.

                                TABLE OF CONTENTS


                                                                                            Page
                                                                                            ----
PART I
        Item 1        Business                                                                1
                             General Development and Description of Business                  1
                             Principal Products                                               3
                             Customer Dependence                                              3
                             New Products                                                     3
                             Net Sales Backlog                                                4
                             Seasonal Variations and Work Stoppage                            4
                             Raw Materials                                                    4
                             Patents and Licensing Agreements                                 5
                             Research and Development                                         5
                             Government Regulation                                            5
                             Environmental Compliance                                         6
                             Competition                                                      6
                             Employees                                                        6
        Item 2        Properties                                                              7
        Item 3        Legal Proceedings                                                       7
        Item 4        Submission of Matters to a Vote of Security Holders                     8
                             Executive Officers of the Registrant                             8

PART II
        Item 5        Market Price of and Dividends on the Registrant's Common
                             Equity and Related Stockholder Matters                           9
        Item 6        Selected Financial Data                                                 9
        Item 7        Management's Discussion and Analysis of Financial Condition
                             and Results of Operations                                        9
        Item 7A       Quantitative and Qualitative Disclosures about Market Risk              9
        Item 8        Financial Statements and Supplementary Data                             9
        Item 9        Changes in and Disagreements with Accountants on Accounting
                             and Financial Disclosure                                         10

PART III
        Item 10       Directors and Executive Officers of the Registrant                      10
        Item 11       Executive Compensation                                                  10
        Item 12       Security Ownership of Certain Beneficial Owners and Management          10
        Item 13       Certain Relationships and Related Transactions                          10

PART IV
        Item 14       Exhibits, Financial Statement Schedules, and Reports on Form 8-K        11


Signatures


                                     PART I


                 STATEMENT REGARDING FORWARD LOOKING STATEMENTS


        Certain statements incorporated herein by reference, which are not historical in nature, are forward looking statements within the meaning of the Private Securities Legislation Act of 1995. Forward looking statements regarding our future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward looking statements, due to a variety of factors. Factors that may impact such forward looking statements include, among others, changes in the condition of the industry, changes in general economic conditions and the success of our strategic and operating plans.



                                ITEM 1. BUSINESS


                 General Development and Description of Business

        Superior Industries International, Inc.'s principal business is the design and manufacture of motor vehicle parts and accessories for sale to original equipment manufacturers (OEMs) and the automotive aftermarket on an integrated one-segment basis. Our primary production is vehicle aluminum road wheels for the domestic and international OEMs in the automobile industry.

        The Company was initially incorporated in Delaware in 1969 and reincorporated in California in 1994, as the successor to three businesses founded by Louis L. Borick, President and Chief Executive Officer. These businesses had been engaged in the design, manufacture and sale of automotive accessories and related products since 1957.

        Our entry into the OEM road wheel business in 1973 resulted from our successful development of manufacturing technology, quality control and quality assurance techniques, which enabled us to satisfy the quality and volume requirements of the OEM market. Our long-term strategy involved broadening both our domestic and international OEM customer base and expanding product lines into complementary areas, which would utilize our design and manufacturing expertise.

        In 1990, we formed a sale and marketing joint venture, Topy-Superior Limited ("TSL"), with Topy Industries, Limited ("Topy"), Japan's largest wheel manufacturer. TSL markets and sells wheels made by Superior to Japanese OEM customers both in Japan and the United States. In 1999, TSL had agreements to provide ten wheel programs for export to domestic Japanese OEM customers, or to their U.S. operations.

        In 1994, we built our first plant in Mexico. Wheels manufactured at the Chihuahua, Mexico facility are for both export and installation on Mexican manufactured cars built mostly for indirect export back to the U.S. During 1997, we announced an expansion project at the plant doubling its capacity to meet future increases in export activities and customer demands. This expansion was completed in 1999. Also in 1999, we committed to building a second manufacturing facility in the same industrial complex as our existing facility in Chihuahua, Mexico. Construction of this ultra modern wheel plant began in late 1999 and is expected to be completed by year-end 2000. The new wheel plant will again double our capacity in Mexico to meet increasing customer demands.

        In 1994, in response to the steadily growing popularity of chrome-plated aluminum wheels and to provide capacity due to increased customer demand, we completed construction of a new chrome plating wheel facility in Fayetteville, Arkansas. We are the only OEM aluminum wheel manufacturer to develop this in-house capability and the plant is the largest of its kind in the world. Also during 1998, we added a fully automated polishing facility for aluminum wheels to the chrome plating plant. This plant demonstrates our commitment to diversifying into new product lines complementary to our core business and gives us among the most diverse wheel finishing capability in the industry.

        In 1995, we entered into a 50-50 joint venture, Suoftec Light Metal Products, Ltd. ("Suoftec"), with German based Otto Fuchs Metallwerke ("Otto Fuchs") to establish a European manufacturing facility. The joint venture produces both lightweight forged and cast aluminum wheels for sale to OEM customers principally in Europe. Shipments of forged wheels began in 1997 and of cast aluminum wheels in 1998. The facility, located in Tatabanya, Hungary, established our commitment to entering the European market and introduced new wheel making technology to both the European and U.S. markets. In 1998, we completed the expansion of the cast aluminum production facility, doubling its capacity to accommodate the demand for these products in the European and other markets.

        In 1997, we won our first non-wheel aluminum automotive components order, a transmission support bracket for the Oldsmobile Intrigue. Taking the next step in our strategy to expand our non-wheel aluminum components business, during 1998 we entered into an exclusive licensing agreement for a unique proprietary "hybrid" aluminum casting/forging technology called, "Cobapress". The Cobapress technology combines the design flexibility, lightweight and cost advantages of casting with improved strength characteristics of forging. This technology, which can be used to manufacture non-wheel components that will be less expensive while maintaining the structural requirements of conventional forged aluminum and steel components, is currently being used to manufacture aluminum components for several automobile manufacturers in Europe and the U.S. In 1999, we acquired a manufacturing facility in Heber Springs, Arkansas to accommodate our aluminum components manufacturing operations. Senior management and marketing personnel have been hired and the new facility is expected to be operational before the end of the year 2000.

        During 1999 and early 2000, we were awarded new aluminum wheel supply contracts valued at more that $350 million that we expect to deliver over the next three years. These orders included major new customers including Rover Group Ltd. and Mitsubishi, which we added to our client roster for the first time, and a renewed relationship with DaimlerChrysler. We are working with DaimlerChrysler's world class engineering and product teams on contracts for 2000 and beyond that could add over $30 million in annual revenue. We look forward to expanding our relationship with these important new customers in the years to come.

                               Principal Products

        Our OEM aluminum road wheels are sold for factory installation as optional or standard equipment on selected vehicle models, to Ford Motor Company ("Ford"), General Motors Corporation ("GM"), DaimlerChrysler Corporation ("DaimlerChrysler"), Toyota Motor Corporation ("Toyota"), Mazda Motor Corporation ("Mazda"), Nissan Motor Corporation Ltd. ("Nissan"), Isuzu Motors Limited ("Isuzu"), Audi AG ("Audi"), Bayerische Motoren Werke ("BMW"), Volkswagen AG ("Volkswagen"), Mitsubishi Motor ("Mitsubishi") and Rover Group Ltd. ("Rover").

        During the past twenty-six years, we have provided aluminum road wheels to U.S. domestic, Japanese and European auto manufacturers from our seven OEM aluminum wheel manufacturing facilities in three countries. In 1998, we also began manufacturing our first OEM non-wheel aluminum automotive component, a transmission bracket for GM's Oldsmobile Intrigue. Sales of OEM aluminum road wheels for the three years ended December 31, 1999 averaged approximately 95% of consolidated net sales. The balance of our consolidated net sales were represented by a line of accessories sold to the automotive aftermarket.



                               Customer Dependence

         We have proven our ability to be a consistent low-cost producer of quality aluminum wheels with the capability of quickly expanding production capacity to meet increasing customer sales demands. This has been evidenced not only through our rapid plant expansion program, but also through our demonstrated ability to meet frequent customer requests to absorb additional capacity requirements. We strive to continually enhance our relationships with our customers through continuous improvement programs, not only through our manufacturing operations but in the engineering and product development area as well. Moreover, we ship wheels for approximately 160 individual different vehicle styles and trimlines.

        GM and Ford were the only customers accounting for more than 10% of our consolidated net sales in 1999. Sales to GM, as a percentage of consolidated net sales, were 46.8%, 43.5% and 43.1% in 1999, 1998 and 1997, respectively. Sales to Ford, as a percentage of consolidated net sales, were 39.8%, 41.3% and 42.8% in 1999, 1998 and 1997, respectively.

        Although the loss of all or a substantial portion of our sales to GM or Ford would have a significant adverse effect on our financial results until the lost sales volume could be replaced, we do not believe this represents a material risk due to the excellent long-term relationships including multi-year contractual arrangements that are in place.


                                  New Products

        In September 1999, we acquired a manufacturing facility in Heber Springs, Arkansas to house our dedicated aluminum components manufacturing operations. This facility, which is a short distance from our wheel manufacturing facility and engineering center in Fayetteville, Arkansas, will house the specially designed equipment for the proprietary Cobapress manufacturing technology licensed by us in 1998. Senior manufacturing and marketing professionals have already been hired, and we expect the new facility to be operational before the end of 2000.

        Our U.S. and foreign automotive customers are reacting enthusiastically to product samples of the non-wheel automotive components, and during 1999 and in early 2000, we won important new contracts with significant follow-on potential to manufacture aluminum front upper control arm/bracket assemblies for certain 2002, 2003 and 2004 model year vehicles. We believe that production employing the new technology can begin relatively quickly, as it is already in production for customer orders in Europe.

        In March 1997, General Motors awarded us a contract to supply aluminum transmission support brackets for the Oldsmobile Intrigue. This product, which replaced a stamped steel bracket, reduces vibration and provides for quieter performance. Production of this new product, which did not require a significant capital investment, currently takes place at our plant in Van Nuys, California.


                                Net Sales Backlog

        We receive OEM tooling purchase orders to produce aluminum road wheels typically for multiple model years. These purchase orders are for vehicle wheel programs that can last three to five years. We manufacture and ship based on customer release schedules, normally provided on a weekly basis, which can vary due to cyclical automobile production.



                      Seasonal Variations and Work Stoppage

        The automotive industry is cyclical and varies based on the timing of consumer purchases of vehicles and general economic conditions. Production schedules can vary significantly from quarter to quarter to meet customer scheduling demands. During the past few years, there has been no significant consistent seasonal variation.

        In early June 1998, the United Auto Workers (UAW) initiated a strike against General Motors (GM), one of our major customers. The work stoppage, which reduced shipments of our aluminum road wheels during that period, ended at the end of July 1998 and shipments of aluminum wheels to GM increased steadily during the fourth quarter to make up for the lost production during the strike.



                                  Raw Materials

        We purchase substantial quantities of aluminum ingot for the manufacture of our aluminum road wheels. These purchases accounted for approximately 85 percent of our total material requirements during 1999. The majority of our requirements are met through purchase orders with several major domestic aluminum producers. Generally, the orders are fixed as to minimum and maximum quantities of aluminum, which the producers must supply during the term (typically one year) of the orders. During 1999, we were able to successfully secure aluminum commitments from our primary suppliers to meet production requirements.

        We obtain our requirements for other materials through numerous suppliers with whom we have established trade relations. When an outside supplier produces components for our products, we normally own, or have the right to purchase the tools and dies located in the supplier's facilities.



                        Patents and Licensing Agreements

        We currently hold patents for 12 of our inventions and have no patents pending. We have a policy of applying for patents when new products or processes are developed. However, we believe our success is more dependent upon manufacturing and engineering skills and the quality and market acceptance of our products, than upon our ability to obtain and defend patents. In 1998, we entered into a licensing agreement for the Cobapress technology that will require royalty payments to be made upon the sale of parts manufactured using that technology.


                            Research and Development

        Our policy is to continuously review, improve and develop engineering capabilities so that compliance with customer requirements are met in the most efficient and cost effective manner available. We strive to achieve this objective by attracting and retaining top engineering talent and by maintaining the latest state-of-the-art computer technology to support engineering development. Two fully staffed engineering centers located in Van Nuys, California and Fayetteville, Arkansas support our research and development manufacturing needs. We also have a technical center in Detroit, which maintains a compliment of engineering staff centrally located near our largest customers.

        We are currently engaged in approximately 68 engineering programs for the development of OEM wheels and other suspension components for future model years, including several wheel models for Japanese, Latin American and European OEM manufacturers, including approximately 8 engineering programs for the development of chrome-plated aluminum wheels.

        Research and development costs are expensed as incurred. Amounts expended during the three years ended December 31,1999 were $5,730,000 in 1999, $4,959,000 in 1998 and $4,204,000 in 1997.



                              Government Regulation

        Safety standards in the manufacture of vehicles and automotive equipment have been established under the National Traffic and Motor Vehicle Safety Act of 1966. We believe that we are in compliance with all federal standards currently applicable to OEM suppliers and to automotive aftermarket manufacturers and products.

                            Environmental Compliance

        Our manufacturing facilities are subject to solid waste, water and air pollution control standards mandated by federal, state and local laws. Violators of these laws are subject to fines and, in extreme cases, plant closure. We believe our facilities are substantially in compliance with all standards presently applicable. The 1999 cost of environmental compliance was approximately $1,470,000. See Item 3 "Legal Proceedings" for information concerning our involvement with certain United States Environmental Protection Agency activities.



                                   Competition

        The business sectors in each of our product areas are highly competitive. We are one of the leading suppliers of aluminum road wheels for OEM installations in the world. We supply approximately one third of the aluminum wheels for the North American car and light truck market. Based on Automotive News, an industry publication, aluminum wheel installation rates on automobiles and light trucks are estimated to be 55 percent for the 1999 model year. Our primary competitor in the North American market is Hayes Lemmerz International, Inc.



                                    Employees

        As of December 31, 1999, we have approximately 5,200 full-time employees (including 564 at our joint venture in Hungary). At the present time the only employees covered by collective bargaining agreements are the 78 employees at our wheel polishing facility in Tijuana, Mexico.

                               ITEM 2. PROPERTIES


        We maintain and operate 12 facilities located in Arkansas, California, Michigan, Kansas, Tennessee, Tijuana and Chihuahua, Mexico and Tatabanya, Hungary. The facilities encompass manufacturing, warehouse and office space in approximately 3.1 million square feet. All of these facilities are owned except for our corporate offices, manufacturing and warehousing facilities in Van Nuys, California and a sales/engineering office in Michigan.

        In general, the facilities are in good operating condition and are adequate to meet the productive capacity requirements of each plant. The facilities have been constructed at various times over the past several years. There are active maintenance programs to keep facilities in good condition. In addition, we have an active capital spending program to replace equipment as needed to keep it technologically competitive on a worldwide basis.

        The principal facilities in the United States are as follows:

                - Approximately 1,877,000 square feet of owned space in Arkansas, Kansas, and Tennessee
                - Approximately 389,000 square feet of leased space in California and Michigan

        The principal international facilities are as follows:

                - Approximately 711,000 square feet of owned space in Chihuahua, Mexico and Tatabanya, Hungary (a joint venture facility)
                - Approximately 26,000 square feet of leased space in Tijuana, Mexico

        Additionally, reference is made to Notes 1, 5 and 9 of "Notes to Consolidated Financial Statements" on pages 23, 26 and 28, respectively, in the Company's 1999 Annual Report to Shareholders, which are incorporated herein by reference.

                            ITEM 3. LEGAL PROCEEDINGS


        In 1988, we were notified by the United States Environmental Protection Agency (EPA), that we are considered a potentially responsible party (PRP) for costs to clean up the Operating Industries, Inc. site in Monterey Park, California. To date, by private agreement with the other settling defendants, we have paid $515,000 net of settlements from other parties, to settle our liability under the first three phases of clean-up. Based on known facts, including the low level of participation claimed against us by the EPA and based on the number and financial strength of the other PRP's with greater participation in the cleanup activities, we are working with other small defendants to cash out of the remaining liability for a de minimus settlement, which is fully reserved for.

        In the fall of 1998, we were notified by the EPA that we were considered a PRP for costs to clean up the Casmalia Disposal Site in Santa Barbara County, California. The EPA indicated that we qualified for a de minimus settlement in December of 1999, we paid $118,500 in full settlement of this liability.

                        ITEM 4. SUBMISSION OF MATTERS TO
                           A VOTE OF SECURITY HOLDERS

        During the fourth quarter of 1999, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        Listed below are the names of corporate executive officers as of the fiscal year end who are not directors. Information regarding executive officers who are directors is contained in our 2000 Annual Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled for May 12, 2000. The 2000 Annual Proxy Statement is incorporated herein by reference. All executive officers are appointed annually by the Board of Directors and serve one-year terms. Also see "Employment Agreements" on pages 6 and 7 in our 2000 Annual Proxy Statement, which is incorporated herein by reference.

Listed below is the name, age, position and business experience of each of our officers who are not directors:



                                                                                                     Assumed
Name                    Age      Position                                                            Position
--------------------------------------------------------------------------------------------------------------
Joseph T. D'Amico       70       Vice President, Materiel                                            1984

Michael D. Dryden       62       Vice President, International Business Development                  1990

Ronald F. Escue         54       Vice President, General Manager - Aftermarket Wheels                1995
                                 Vice President, Aftermarket Sales                                   1987

Emil J. Fanelli         57       Corporate Controller                                                1997
                                 Vice President-Finance, Sinclair Paint Company                      1982

James M. Ferguson       51       Vice President, OEM Marketing Group                                 1990

William B. Kelley       51       Vice President, Operations and Quality                              1998
                                 Corporate Director Quality Assurance                                1993

Daniel L. Levine        41       Corporate Secretary and Treasurer                                   1997
                                 Corporate Secretary and Assistant Treasurer                         1996
                                 Assistant Treasurer and Director of Tax                             1992

Frank Monteleone        61       Vice President, Purchasing                                          1996
                                 Corporate Purchasing Director                                       1986

Michael J. O'Rourke     39       Vice President, OEM Program Administration                          1995
                                 Director, OEM Programs                                              1991

Delbert J. Schmitz      67       Vice President, Aftermarket Marketing                               1987

                                     PART II

                      ITEM 5. MARKET PRICE OF AND DIVIDENDS
                        ON THE REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

        Reference is made to the presentation of "Quarterly Common Stock Price" information," on page 14 and to Note 16 of "Notes to Consolidated Financial Statements", on page 32 of our 1999 Annual Report to Shareholders, which is incorporated herein by reference.


                         ITEM 6. SELECTED FINANCIAL DATA

        Reference is made to the presentation of "Financial Highlights" on page 1 of our 1999 Annual Report to Shareholders, which is incorporated herein by reference.


                       ITEM 7. MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

        Reference is made to the presentation of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 18 of our 1999 Annual Report to Shareholders, which is incorporated herein by reference.


                      ITEM 7A. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

        Reference is made to the presentation of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 18 of our 1999 Annual Report to Shareholders, which is incorporated herein by reference.


                          ITEM 8. FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

        Reference is made to the Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Shareholders' Equity, Consolidated Statements of Cash Flow, Notes to Consolidated Financial Statements, Quarterly Financial Data and the Report of Independent Public Accountants, as set forth on pages 19 through 34 of our 1999 Annual Report to Shareholders, which is incorporated herein by reference.

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


                         ITEM 11. EXECUTIVE COMPENSATION

        Information relating to Executive Compensation is set forth under the captions "Compensation of Directors" on page 7 and "Executive Compensation" on pages 7 and 8 in our 2000 Annual Proxy Statement, which is incorporated herein by reference.


                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

        Information related to Security Ownership of Certain Beneficial Owners and Management is set forth under caption "Voting Securities and Principal Holders" on pages 1 and 2 in our 2000 Annual Proxy Statement, which is incorporated herein by reference.


                       ITEM 13. CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

        Information related to Certain Relationships and Related Transactions is set forth under captions "Election of Directors" and "Certain Relationships and Related Transactions", on pages 3 through 6 in our 2000 Annual Proxy Statement, which is incorporated herein by reference.

                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

   1.   Financial Statements

        Among the responses to this Item 14(a) are the following financial statements which are incorporated herein by reference:

        (i) Consolidated Statements of Income for the three years ended December 31, 1999, 1998 and 1997

        (ii)    Consolidated Balance Sheets as of December 31, 1999 and 1998

        (iii) Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1999, 1998 and 1997

        (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 1999, 1998 and 1997

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

        10.40 Amendment to the 1993 Stock Option Plan on the Registrant (Incorporated by reference to Exhibit 10.40 to Registrant's 1999 Proxy Statement.)

        11 Computation of earnings per share (see Note 1 of "Notes to Consolidated Financial Statements" in the Company's 1999 Annual Report to Shareholders, which is incorporated herein by reference.)

        13      1999 Annual Report to Shareholders

        21      List of Subsidiaries of the Company

        23 Consent of Arthur Andersen LLP, Independent Public Accountants for the Registrant

        27      1999 Financial Data Schedule

 (b)    Reports of Form 8-K

        No reports on Form 8-K have been filed during the fourth quarter of 1999.

                                          SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        March 17, 2000

                                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                                    By /s/ Louis L. Borick
                                       ------------------------------------
                                       LOUIS L. BORICK
                                       President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                              President,
/s/ Louis L. Borick                     Chairman of the Board
-------------------                          and Director
Louis L. Borick                     (Principal Executive Officer)                   March 17, 2000

/s/ Steven J. Borick                   Executive Vice President &                   March 17, 2000
--------------------                           Director
Steven J. Borick

/s/ R. Jeffrey Ornstein                  Vice President & CFO
-----------------------                      and Director
R. Jeffrey Ornstein                  (Principal Financial  Officer)                 March 17, 2000

/s/ Sheldon I. Ausman                           Director                            March 17, 2000
---------------------
Sheldon I. Ausman

/s/ Raymond C. Brown                            Director                            March 17, 2000
--------------------
Raymond C. Brown

/s/ Philip W. Colburn                           Director                            March 17, 2000
---------------------
Philip W. Colburn

/s/ V. Bond Evans                               Director                            March 17, 2000
---------------------
V. Bond Evans

/s/ Jack H. Parkinson                           Director                            March 17, 2000
---------------------
Jack H. Parkinson


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To Superior Industries International, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Superior Industries International, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 10, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




/s/ Arthur Andersen LLP
---------------------------------------
ARTHUR ANDERSEN LLP

Los Angeles, California
February 10, 2000

                                                                     SCHEDULE II


            SUPERIOR INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



FOR THE YEAR ENDED:

DOUBTFUL ACCOUNTS                                 $   718,000
ADD (DEDUCT):
           PROVISION                                        -
           RECOVERIES                                   6,000
           ACCOUNTS WRITTEN OFF                       (91,000)
                                                  -----------
                                                  $   633,000

SALES DISCOUNTS AND ALLOWANCES                        552,000
                                                  -----------

BALANCE AT DECEMBER 31, 1997                      $ 1,185,000
                                                  ===========

DOUBTFUL ACCOUNTS                                 $   633,000
ADD (DEDUCT):
           PROVISION                                  400,000
           RECOVERIES                                   1,000
           ACCOUNTS WRITTEN OFF                      (214,000)
                                                  -----------
                                                  $   820,000

SALES DISCOUNTS AND ALLOWANCES                        552,000
                                                  -----------

BALANCE AT DECEMBER 31, 1998                      $ 1,372,000
                                                  ===========

DOUBTFUL ACCOUNTS                                 $   820,000
ADD (DEDUCT):
           PROVISION                                   30,000
           RECOVERIES                                  26,000
           ACCOUNTS WRITTEN OFF                       (60,000)
                                                  -----------
                                                  $   816,000

SALES DISCOUNTS AND ALLOWANCES                        552,000
                                                  -----------

BALANCE AT DECEMBER 31, 1999                      $ 1,368,000
                                                  ===========