Form 10-Q
period 2000-03-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2000-05-09
CIK 95552

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                 YES [X] NO [ ]

       INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S
           CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.


   CLASS OF COMMON STOCK                          OUTSTANDING AT APRIL 28, 2000
   ---------------------                          -----------------------------
      $.50 PAR VALUE                                       26,127,572

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                               REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
Part I - Financial Information

   Item 1 - Financial Statements

      Consolidated Condensed Statements of Income ...................................................  1

      Consolidated Condensed Balance Sheets..........................................................  2

      Consolidated Condensed Statements of Cash Flows................................................  3

      Consolidated Condensed Statements of Shareholders' Equity......................................  4

      Notes to Consolidated Condensed Financial Statements...........................................  5

   Item 2 - Management's Discussion and Analysis of Financial Condition and
                 Results of Operations...............................................................  9

Part II - Other Information

Signatures...........................................................................................  12

Exhibit 27 - Financial Data Schedule

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (Unaudited)
                  (Dollars in thousands, except per share data)


                                                              Three Months Ended March 31
                                                                2000              1999
                                                            ------------      ------------
Net Sales ............................................      $    155,390      $    136,909
Cost of Sales ........................................           122,555           108,258
                                                            ------------      ------------

Gross Profit .........................................            32,835            28,651


Selling, General and Administrative Expenses .........             5,078             5,131
                                                            ------------      ------------

Income From Operations ...............................            27,757            23,520

Non-Operating Income / Expense:
   Interest income, net ..............................             1,840             1,049
   Miscellaneous expense, net ........................             1,313               640
                                                            ------------      ------------
                                                                     527               409

Income Before Provision for Income Taxes .............            28,284            23,929

Provision for Income Taxes ...........................             9,829             8,435
                                                            ------------      ------------

Net Income ...........................................      $     18,455      $     15,494
                                                            ============      ============

Earnings Per Share - Basic ...........................      $       0.70      $       0.57
                                                            ============      ============

Earnings Per Share - Diluted .........................      $       0.70      $       0.57
                                                            ============      ============


Dividends Declared Per Share .........................      $       0.09      $       0.08
                                                            ============      ============


See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

             (Dollars in thousands, except par value and share data)




                                                                                March 31       December 31
                                    ASSETS                                        2000            1999
                                                                                ---------      -----------
                                                                               (Unaudited)
Current Assets:
   Cash and cash equivalents .............................................      $  98,139       $ 108,081
   Accounts receivable, net ..............................................        123,833         107,032
   Inventories ...........................................................         49,568          39,488
   Deferred income tax ...................................................          6,608           6,371
   Other current assets ..................................................          2,495           2,768
                                                                                ---------       ---------
         Total current assets ............................................        280,643         263,740

Property, Plant and Equipment, net .......................................        165,800         163,113
Other Long-term Assets ...................................................         32,576          33,615
                                                                                ---------       ---------

Total Assets .............................................................      $ 479,019       $ 460,468
                                                                                =========       =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ......................................................      $  51,828       $  45,454
   Accrued liabilities ...................................................         44,574          41,060
   Current portion capitalized leases ....................................            333             333
                                                                                ---------       ---------
         Total current liabilities .......................................         96,735          86,847

Capitalized Leases .......................................................            258             340
Deferred Income Taxes ....................................................          7,936           6,932
Other Long-term Liabilities ..............................................         13,206          13,263
Shareholders' Equity
   Preferred stock, par value $25.00,
      1,000,000 shares authorized, none issued ...........................             --              --
   Common stock, par value $.50,
      100,000,000 shares authorized ......................................         13,056          13,227
   Foreign currency translation adjustments ..............................        (14,450)        (15,114)
   Retained earnings .....................................................        362,278         354,973
                                                                                ---------       ---------
         Total shareholders' equity ......................................        360,884         353,086

Total Liabilities and Shareholders' Equity ...............................      $ 479,019       $ 460,468
                                                                                =========       =========

See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                             (Dollars in thousands)


                                                                    Three Months Ended March 31
                                                                       2000               1999
                                                                  ------------       ------------

Net Cash Provided by Operating Activities ..................      $     11,090       $     28,130

Cash Flows from Financing Activities:

   Repurchases of common stock .............................            (9,041)            (5,950)
   Cash dividends paid .....................................            (2,383)            (2,185)
   Payments of capitalized leases ..........................               (82)               (73)
   Stock options exercised .................................                79                173
                                                                  ------------       ------------

      Net Cash Used in Financing Activities ................           (11,427)            (8,035)
                                                                  ------------       ------------

Cash Flows from Investing Activities:

   Additions to property, plant and equipment ..............            (9,623)            (9,905)
   Proceeds from sale of property, plant and equipment .....                18                 32
   Investments in and advances to joint ventures ...........                --               (280)
                                                                  ------------       ------------

      Net Cash Used in Investing Activities ................            (9,605)           (10,153)
                                                                  ------------       ------------

Net Increase in Cash and Cash Equivalents ..................            (9,942)             9,942

Cash and Cash Equivalents at Beginning of Period ...........           108,081             86,566
                                                                  ------------       ------------

Cash and Cash Equivalents at End of Period .................      $     98,139       $     96,508
                                                                  ============       ============


See accompanying Notes to Consolidated Condensed Financial Statements

                            SUPERIOR INDUSTRIES, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   (Unaudited)
                    (Dollars in thousand, except share data)




                                                     Common Stock                                     Accumulated
                                                ----------------------   Additional                      Other
                                                Number of                  Paid-In     Retained      Comprehensive
                                                  Shares       Amount      Capital     Earnings       Income (Loss)          Total
                                                ---------    ---------   ----------    ---------    ----------------    -----------
Balances at December 31, 1999 ...............   26,454,219   $  13,227    $       0    $ 354,973    $        (15,114)   $   353,086

Comprehensive income:
Net income ..................................          --           --           --       18,455                  --         18,455
Foreign currency translation adjustment .....          --           --           --           --                 664            664
Comprehensive income ........................          --           --           --           --                  --         19,119

Cash dividends declared ($.09/share) ........          --           --           --       (2,359)                 --         (2,359)

Repurchases of common stock .................    (349,500)        (175)         (75)      (8,791)                 --         (9,041)

Stock options exercised, including related
  tax benefit ...............................       8,430            4           75           --                  --             79
                                                ---------    ---------    ---------    ---------    ----------------    -----------

Balances at March 31, 2000 .................   26,113,149    $  13,056    $       0    $ 362,278    $        (14,450)   $   360,884
                                               ==========    =========    =========    =========    ================    ===========


See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


1.      Nature of Operations

        Our principal business is the design and manufacture of motor vehicle parts and accessories for sale to original equipment manufacturers (OEM) and the automotive aftermarket, on an integrated one-segment basis. We are one of the largest suppliers of cast and forged aluminum wheels to the world's leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary. Customers in North America represent the principal market for our products, with approximately 10% of our products, on an annual basis, being exported to International customers or delivered to their assembly operations in the United States.

        We are also making steady progress in building our position in the rapidly growing market for aluminum suspension and related underbody components to compliment our OEM aluminum wheel business. A dedicated manufacturing site has been acquired and plans to expand the existing facility are currently being developed. Senior manufacturing, engineering and marketing personnel have been hired and automotive customers throughout the world are reacting enthusiastically to product samples. We have won contracts to manufacture front upper control arm/bracket assemblies for certain 2002, 2003 and 2004 model year vehicles. We believe that production of these products can begin relatively quickly.

        General Motors and Ford represented approximately 87% of our annual sales in 1999. The loss of all or a substantial portion of our sales to these two customers would have a significant adverse impact on our financial results until the lost volume could be replaced. We do not believe this represents a material risk due to excellent long-term relationships with both, including multi-year contractual arrangements. It should also be noted that early in 2000, we announced a renewed relationship with DaimlerChrysler for substantial new contract awards.

        The availability and demand for aluminum wheels are subject to unpredictable factors, such as changes in the general economy, the automobile industry, the price of gasoline and consumer interest rates. The raw materials used in producing our products are readily available and are obtained through numerous suppliers with whom we have established trade relations.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                                 MARCH 31, 2000
                                   (Unaudited)


2.    Presentation of Consolidated Condensed Financial Statements

      During interim periods, Superior Industries International, Inc. and its subsidiaries follow the accounting policies set forth in its Annual Report to Shareholders and apply appropriate interim financial reporting standards, as indicated below. Users of financial information produced for interim periods are encouraged to refer to the notes contained in the 1999 Annual Report to Shareholders when reviewing interim financial results.

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

      In our opinion, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Securities and Exchange Commission's requirements of Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair presentation of i) the consolidated condensed statements of income for the three months ended March 31, 2000 and 1999, ii) the consolidated condensed balance sheets at March 31, 2000 and December 31, 1999, iii) the consolidated condensed statements of cash flows for the three months ended March 31, 2000 and 1999, and iv) the consolidated condensed statements of shareholders' equity at March 31, 2000 and December 31, 1999.


3.    Earnings Per Share

      Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period, or 26,259,000 and 27,234,000 for the three months ended March 31, 2000 and 1999, respectively. For purposes of calculating "diluted" earnings per share, net income is divided by the total of the weighted average shares outstanding plus the dilutive effect of our outstanding stock options ("common stock equivalents"), or 26,364,000 and 27,355,000 for the three months ended March 31, 2000 and 1999, respectively.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                                 MARCH 31, 2000
                                   (Unaudited)

4.    Accounting Matters

      New Accounting Standards - In 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" ("FAS 132"), No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("FAS 137"), which delays implementation of FAS No. 133 until years beginning after June 15, 1999. Implementation of the disclosure requirements of FAS 132 did not have a material effect on our consolidated financial statements. We do not anticipate the adoption of FAS 133, in the year 2000, to have a material effect on our consolidated financial statements.


5.    Accounts Receivable

      The following is a summary of our consolidated accounts receivable:
      (Thousands of dollars)


                                                           March 31,      December 31,
                                                              2000           1999
                                                          ------------    ------------
      Accounts Receivable:
            Trade .....................................   $     99,861    $     86,481
            Due from joint venture ....................          9,918           8,764
            Other .....................................         15,387          13,155
                                                          ------------    ------------
                                                               125,166         108,400
      Allowance for Doubtful Accounts .................         (1,333)         (1,368)
                                                          ------------    ------------
                                                          $    123,833    $    107,032

6.    Inventories

      The following is a summary of our consolidated inventories:
      (Thousands of dollars)


                                                             March 31,    December 31,
                                                               2000           1999
                                                           ------------   ------------
      Raw materials ....................................   $     16,109   $     10,748
      Work in process ..................................         11,630         10,908
      Finished goods ...................................         21,829         17,832
                                                           ------------   ------------
                                                           $     49,568   $     39,488

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC

                                 MARCH 31, 2000
                                   (Unaudited)


7.    Property, Plant and Equipment

      Property, plant and equipment, net consists of the following:
      (Thousands of dollars)

                                                       March 31,     December 31,
                                                         2000            1999
                                                     ------------    ------------
      Land and buildings .........................   $     52,943    $     51,180
      Machinery and equipment ....................        312,647         306,641
      Leasehold improvements and others ..........          5,310           4,472
      Construction in progress ...................         26,770          26,135
                                                     ------------    ------------
                                                          397,670         388,428
      Accumulated depreciation ...................       (231,870)       (225,315)
                                                     ------------    ------------
                                                     $    165,800    $    163,113


      Depreciation expense was $6.9 million and $7.2 million for the three month periods ended March 31, 2000 and 1999, respectively.


8.    Contingencies

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


9.    Forward Looking Statements

      Some statements included in this filing which are not historical in nature are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements regarding our future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements due to a variety of factors including, among others, changes in the condition of the industry, changes in general economic conditions and the success of our strategic and operating plans.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The operating results for the first quarter of 2000 were the best for a first quarter in our history, as new records were set in unit shipments, net sales, net income and diluted earnings per share. Compared to the previous records, all of which had been set in the first quarter of 1999, unit shipments, net sales and diluted earnings per share increased 11%, 14% and 23%, respectively. Compared to the previous record set in the first quarter of 1995 and to the same period a year ago, net income increased 17% and 19%, respectively. The higher percentage increase in diluted earnings per share was principally due to our common stock repurchases, which have reduced the average shares outstanding by approximately 1 million, or 4%, since the first quarter a year ago.

Our consolidated net sales for the first quarter of 2000 increased $18.5 million, or 13.5%, to $155.4 million from $136.9 million in the first quarter a year ago. OEM net sales increased $21.5 million, or 16.5%, to $152.2 million compared to $130.7 million in the 1999 period, while OEM unit shipments for the same period increased 10.5% over the prior year to 2,989,000. Sales dollars in the current period increased at a greater rate than unit shipments due principally to the increase in average selling prices caused by a higher pass-through price of aluminum to our customers, and to a higher percentage of chrome plated and polished wheels.

The increase in OEM unit shipments of 10.5% compares to an increase of 4% in North American vehicle production during the same period, indicating further gains in market share. For the model year 1999, industry-wide aluminum wheel installation rates are estimated to have increased to 55%, continuing a long-term upward trend. Unit shipment increases were experienced in both passenger car and light truck styles, while shipments to international customers approximated 7.3% of total OEM unit shipments for the quarter.

Gross profit for the quarter increased to $32.8 million, or 21.1% of net sales, compared to $28.7 million, or 20.9% of net sales, for the same period a year ago. The increased gross profit in the first quarter of 2000 was due principally to higher capacity utilization rates at our OEM wheel plants and the improved profitability of the chrome plating facility.

Selling, general and administrative expenses for the first quarter of 2000 were $5.1 million, or 3.3% of net sales in 2000 compared to $5.1 million, or 3.7% of net sales in 1999, which indicates a consistent selling, general and administrative expense trend.

Operating income for the first quarter increased $4.2 million, or 18.0%, to $27.7 million from $23.5 million in the same period a year ago. Accordingly, the operating income margin for the first quarter of 2000 was 17.9% of net sales compared to 17.2% of net sales in the same period in 1999.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Interest income for the first quarter increased to $1.9 million from $1.1 million a year ago, as cash available for investing during the period increased by approximately $23 million. Miscellaneous expense for the first quarter included pre-tax equity losses related to our fifty percent owned joint ventures, expenses associated with the startup of our second wheel manufacturing plant in Chihuahua, Mexico and our aluminum automotive components facility in Heber Springs, Arkansas and foreign exchange losses.

As a result of the above, net income for the quarter increased $3.0 million, or 19.1%, to $18.5 million, or 11.9% of net sales, from $15.5 million, or 11.3% of net sales last year. Diluted earnings per share for the first quarter of 2000 was $0.70, an increase of 22.8% over the $0.57 per diluted share in the same period a year ago.


READINESS FOR YEAR 2000

Our company-wide program established on January 1, 1998 to identify, test and correct all integrated business software and date-sensitive processes to be Year 2000 compliant was successful with no major problems encountered. Costs incurred from inception of this program are estimated at less than $500,000. Although we do not anticipate any major disruption in any of our domestic and international operations, no assurance can be given that unforeseen circumstances will not arise which would adversely affect our systems. As a result, we are unable to determine the impact that any system interruption, especially those externally generated, would have on our results of operations, financial position or cash flows.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $11.1 million for the three months ended March 31, 2000, compared to $28.1 million for the same period a year ago. The $3.0 million increase in 2000 net income was offset by a higher funding requirement for working capital, due principally to a $21.7 million payment of accounts receivable being received shortly after closing the quarter. In 1999, a similar payment of accounts receivable was received prior to closing the first quarter.

Our principal financing activities during the three months ended March 31, 2000 were to repurchase 349,500 shares of our common stock for $9.0 million, pursuant to a 2.0 million share repurchase plan authorized in the fourth quarter of 1997, and to pay cash dividends on our common stock totaling $2.4 million. Similar financing activities during the same period a year ago were for $6.0 million to repurchase common stock and $2.2 million to pay cash dividends.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The principal investing activity during the three month period ended March 31, 2000 was funding $9.6 million of capital expenditures principally for the Van Nuys, California facility improvements and the new Chihuahua, Mexico wheel plant. Similar investment activities during the same period a year ago included $9.9 million of capital expenditures.

Working capital and the current ratio were $183.9 million and 2.9:1 versus $176.9 million and 3.0:1 at March 31, 2000 and December 31, 1999, respectively, and $150.9 million and 3.0:1, respectively, at March 31, 1999. Cash and short-term investments as of March 31, 2000 were $98.1 million compared to $108.1 million at December 31, 1999 and $96.5 million at March 31, 1999. Our cash position is forecasted to be more than sufficient to fund our working capital and capital investment requirements for the remainder of the year.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                           PART II - OTHER INFORMATION



                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)      Exhibits:

        Exhibit 27 - Financial Data Schedule

b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended March 31, 2000.










                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)


Date        5/8/00                   /s/   Louis L. Borick
     --------------------            -------------------------------------------
                                                   Louis L. Borick
                                         President and Chairman of the Board


Date        5/8/00                   /s/   R. Jeffrey Ornstein
    ---------------------            -------------------------------------------
                                                 R. Jeffrey Ornstein
                                                Vice President and CFO