Form 10-Q
period 2000-06-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2000-08-14
CIK 95552

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 YES [X] NO [ ]

        INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S
            CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

        CLASS OF COMMON STOCK                OUTSTANDING AT JULY 31, 2000
        ---------------------                ----------------------------
            $.50 PAR VALUE                            25,888,222

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                               REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
Part I - Financial Information

   Item 1 - Financial Statements

      Consolidated Condensed Statements of Income .............................................       1

      Consolidated Condensed Balance Sheets ...................................................       2

      Consolidated Condensed Statements of Cash Flows .........................................       3

      Consolidated Condensed Statements of Shareholders' Equity ...............................       4

      Notes to Consolidated Condensed Financial Statements ....................................       5

   Item 2 - Management's Discussion and Analysis of Financial Condition and
                 Results of Operations ........................................................       9

Part II - Other Information

   Item 4 - Submission of Matters to a Vote of Security Holders ...............................      12

   Item 6 - Exhibits and Reports on Form 8-K ..................................................      13

   Signatures .................................................................................      13

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (Unaudited)
                  (Dollars in thousands, except per share data)




                                                       Three Months                 Six Months
                                                      Ended June 30,              Ended June 30,
                                                    2000          1999          2000          1999
                                                  ----------------------      ----------------------
Net Sales ..................................      $175,817      $155,029      $331,207      $291,938
Cost of Sales ..............................       137,309       121,052       259,865       229,310
                                                  --------      --------      --------      --------

Gross Profit ...............................        38,508        33,977        71,342        62,628


Selling, General and Administrative Expenses         5,317         5,236        10,395        10,367
                                                  --------      --------      --------      --------

Income From Operations .....................        33,191        28,741        60,947        52,261

Non-Operating Income / Expense:
   Interest income, net ....................         1,740         1,437         3,580         2,486
   Miscellaneous expense, net ..............         1,366           509         2,678         1,149
                                                  --------      --------      --------      --------
                                                       374           928           902         1,337

Income Before Provision for Income Taxes ...        33,565        29,669        61,849        53,598

Provision for Income Taxes .................        11,664        10,458        21,493        18,893
                                                  --------      --------      --------      --------

Net Income .................................      $ 21,901      $ 19,211      $ 40,356      $ 34,705
                                                  ========      ========      ========      ========

Earnings Per Share - Basic .................      $   0.84      $   0.71      $   1.54      $   1.28
                                                  ========      ========      ========      ========

Earnings Per Share - Diluted ...............      $   0.83      $   0.71      $   1.53      $   1.28
                                                  ========      ========      ========      ========


Dividends Declared Per Share ...............      $   0.10      $   0.09      $   0.19      $   0.17
                                                  ========      ========      ========      ========


See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
             (Dollars in thousands, except par value and share data)



                                                                  June 30        December 31
                              ASSETS                                2000            1999
                                                                  ---------       ---------
                                                                 (Unaudited)
Current Assets:
   Cash and cash equivalents ...............................      $  89,395       $ 108,081
   Accounts receivable, net ................................        131,629         107,032
   Inventories .............................................         47,455          39,488
   Other current assets ....................................          8,989           9,139
                                                                  ---------       ---------
         Total current assets ..............................        277,468         263,740

Property, Plant and Equipment, net .........................        180,675         163,113
Other Long-term Assets .....................................         30,885          33,615
                                                                  ---------       ---------

Total Assets ...............................................      $ 489,028       $ 460,468
                                                                  =========       =========


               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ........................................      $  57,300       $  45,454
   Accrued liabilities .....................................         40,266          41,060
   Current portion of capitalized leases ...................            333             333
                                                                  ---------       ---------
         Total current liabilities .........................         97,899          86,847

Long-term Liabilities ......................................         13,285          13,603
Deferred Income Taxes ......................................          6,582           6,932
Shareholders' Equity
   Preferred stock, par value $25.00,
      1,000,000 shares authorized, none issued .............             --              --
   Common stock, par value $.50,
      100,000,000 shares authorized ........................         12,958          13,227
   Accumulated other comprehensive income ..................        (17,369)        (15,114)
   Retained earnings .......................................        375,673         354,973
                                                                  ---------       ---------
         Total shareholders' equity ........................        371,262         353,086

Total Liabilities and Shareholders' Equity .................      $ 489,028       $ 460,468
                                                                  =========       =========


See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                             (Dollars in thousands)



                                                                            Six Months Ended
                                                                       -------------------------
                                                                          2000            1999
                                                                       ---------       ---------
Net Cash Provided by Operating Activities .......................      $  31,378       $  37,931

Cash Flows from Financing Activities:

   Repurchases of common stock ..................................        (15,566)        (10,099)
   Cash dividends paid ..........................................         (4,734)         (4,351)
   Other, net ...................................................            422              43
                                                                       ---------       ---------

      Net Cash Used in Financing Activities .....................        (19,878)        (14,407)
                                                                       ---------       ---------

Cash Flows from Investing Activities:

   Additions to property, plant and equipment ...................        (30,240)        (15,632)
   Other, net ...................................................             54            (519)
                                                                       ---------       ---------


      Net Cash Used in Investing Activities .....................        (30,186)        (16,151)
                                                                       ---------       ---------

Net Increase (Decrease) in Cash and Cash Equivalents ............        (18,686)          7,373

Cash and Cash Equivalents at Beginning of Period ................        108,081          86,566
                                                                       ---------       ---------

Cash and Cash Equivalents at End of Period ......................      $  89,395       $  93,939
                                                                       =========       =========


See accompanying Notes to Consolidated Condensed Financial Statements

                            SUPERIOR INDUSTRIES, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   (Unaudited)
                    (Dollars in thousand, except share data)


                                          Common Stock                                        Accumulated
                                  --------------------------    Additional                       Other
                                   Number of                      Paid-In        Retained     Comprehensive
                                     Shares        Amount         Capital        Earnings        Income           Total
                                  -----------    -----------    -----------    -----------     -----------     -----------
Balances at
          December 31, 1999        26,454,219    $    13,227    $         0    $   354,973     $   (15,114)    $   353,086

Comprehensive income:
Net  income                                --             --             --         40,356              --          40,356
Foreign currency
          translation adjustment           --             --             --             --          (2,255)         (2,255)
Comprehensive income                       --             --             --             --              --          38,101

Cash dividends declared
          ($.19/share)                     --             --             --         (4,946)             --          (4,946)

Repurchases of
          common stock               (580,300)          (290)          (566)       (14,710)             --         (15,566)

Stock options exercised,
          including related
          tax benefit                  42,303             21            566             --              --             587
                                  -----------    -----------    -----------    -----------     -----------     -----------
Balances at
          June 30, 1999            25,916,222    $    12,958    $         0    $   375,673     $   (17,369)    $   371,262
                                  ===========    ===========    ===========    ===========     ===========     ===========


See accompanying Notes to Consolidated Condensed Financial Statements

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


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

       We are in the process of expanding our operations into the aluminum suspension and related underbody components to compliment our OEM aluminum wheel business. A dedicated manufacturing site has been acquired and expansion of the existing facility has been approved. Senior manufacturing, engineering and marketing personnel have been hired to operate the new suspension business. We have won contracts to manufacture front upper control arm/bracket assemblies for certain 2002, 2003 and 2004 model year vehicles. We believe that production of these products can begin relatively quickly.

       General Motors and Ford represented approximately 87% of our annual sales in 1999. The loss of all or a substantial portion of our sales to these two customers would have a significant adverse impact on our financial results until the lost volume could be replaced. We do not believe this represents a material risk due to excellent long-term relationships with both, including multi-year contractual arrangements. During the current quarter, we began shipments pursuant to the recently announced renewed relationship with DaimlerChrysler.

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

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                                  JUNE 30, 2000
                                   (UNAUDITED)



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

       In our opinion, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Securities and Exchange Commission's requirements of Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair presentation of i) the consolidated condensed statements of income for the three and six months ended June 30, 2000 and 1999, ii) the consolidated condensed balance sheets at June 30, 2000 and December 31, 1999, iii) the consolidated condensed statements of cash flows for the six months ended June 30, 2000 and 1999, and iv) the consolidated condensed statements of shareholders' equity at June 30, 2000 and December 31, 1999.


3.     Earnings Per Share

       Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period, or 26,070,000 and 27,001,000 for the three months ended June 30, 2000 and 1999 and 26,165,000 and 27,033,000 for the six months ended
       June 30, 2000 and 1999, respectively. For purposes of calculating "diluted" earnings per share, net income is divided by the total of the weighted averaged shares outstanding plus the dilutive effect of our outstanding stock options ("common stock equivalents"), or 26,322,000 and 27,092,000 for the three months ended June 30, 2000 and 1999 and 26,349,000 and 27,134,000 for the six months ended June 30, 2000 and 1999, respectively.


4.     Accounting Matters

       New Accounting Standards - In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), requiring that an entities to recognize at fair value all derivative instruments as either assets or liabilities in the statement of financial position. This statement was amended in 1999 by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133" ("FAS 137"), and implementation of FAS No. 133 was delayed until years beginning after June 15, 2000. In 2000, the Financial

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                                  JUNE 30, 2000
                                   (UNAUDITED)


       Accounting Standards Board issued Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FAS 133)". We do not anticipate the adoption of FAS 133, as amended, to have a material effect on our consolidated financial statements.


5.     Accounts Receivable

       The following is a summary of our consolidated accounts receivable:
       (Thousands of dollars)

                                               June 30,        December 31,
                                                2000               1999
                                              ---------        ------------
       Accounts Receivable:
             Trade                            $ 104,664         $  86,481
             Due from joint venture               9,913             8,764
             Other                               18,392            13,155
                                              ---------         ---------
                                                132,969           108,400
       Allowance for Doubtful Accounts           (1,340)           (1,368)
                                              ---------         ---------
                                              $ 131,629         $ 107,032


6.     Inventories

       The following is a summary of our consolidated inventories: (Thousands of dollars)

                                                 June 30,     December 31,
                                                  2000           1999
                                                 -------      ------------
       Raw materials                             $18,844        $10,748
       Work in process                            12,922         10,908
       Finished goods                             15,689         17,832
                                                 -------        -------
                                                 $47,455        $39,488

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                                  JUNE 30, 2000
                                   (UNAUDITED)


7.     Property, Plant and Equipment

       Property, plant and equipment, net consists of the following:
       (Thousands of dollars)

                                                 June 30,        December 31,
                                                  2000              1999
                                                ---------        ------------
       Land and buildings                       $  52,275         $  51,180
       Machinery and equipment                    309,988           306,641
       Leasehold improvements and others            5,961             4,472
       Construction in progress                    48,319            26,135
                                                ---------         ---------
                                                  416,543           388,428
       Accumulated depreciation                  (235,868)         (225,315)
                                                ---------         ---------
                                                $ 180,675         $ 163,113

       Depreciation expense was $5.8 million and $7.0 million for the three month periods ended June 30, 2000 and 1999, respectively, and $12.7 million and $14.2 million for the six month periods ended June 30, 2000 and 1999, respectively.


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

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Our consolidated net sales for the second quarter of 2000 increased $20.8 million, or 13.4%, to a new quarterly record of $175.8 million from $155.0 million in the second quarter a year ago. OEM net sales increased $25.1 million, or 17.0%, to $172.8 million compared to $147.7 million in the 1999 period, while OEM unit shipments for the same period increased 7.2% over the prior year to 3,238,000, also a new quarterly record. Sales dollars in the current period increased at a greater rate than unit shipments due principally to the increase in average selling prices caused by a higher pass-through price of aluminum to our customers, and to a higher percentage of chrome plated and polished wheels.

The OEM unit shipment increase of 7.2% over the prior year compares favorably to the 5.8% growth in North American vehicle production during the same period, indicating a continued increase in market share. For the model year 1999, industry-wide aluminum wheel penetration rates increased approximately 54%, continuing a long-term upward trend. Unit increases were experienced in both passenger car and light truck styles.

Consolidated net sales for the six months ended June 30, 2000 increased $39.3 million, or 13.5%, to $331.2 million from $291.9 million a year ago. OEM net sales increased $46.6 million, or 16.7%, to $325.0 million from $278.4 million in 1999, as unit shipments increased 8.8%. As indicated above for the second quarter, the unit shipment increase translates to a higher increase in sales dollars because of the higher pass-through aluminum prices and to a higher percentage of chrome plating facility revenues.

Gross profit for the quarter increased to $38.5 million, or 21.9% of net sales, compared to $34.0 million, or 21.9% of net sales, for the same period a year ago. For the six-month period ended June 30, 2000, the gross margin increased to $71.3 million, or 21.5% of net sales from $62.6 million, or 21.5% of net sales in 1999. The aluminum content of selling prices to OEM customers is periodically adjusted to current market conditions to offset the related increased cost component. As the price of aluminum increases, the effect is to decrease the overall gross margin percentage, although gross profit in absolute dollars remains unchanged.

Selling, general and administrative expenses for the second quarter of 2000 were $5.3 million, or 3.0% of net sales in 2000 compared to $5.2 million, or 3.4% of net sales in 1999, which indicates a consistent selling, general and administrative expense trend. For the six months ended June 30, 2000, these expenses were $10.4 million or 3.1% of net sales compared to $10.4 million or 3.6% of net sales in the same period a year ago.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Operating income for the second quarter increased $4.5 million, or 15.5%, to $33.2 million from $28.7 million in the same period a year ago, due to the improved gross margin explained above. Accordingly, the operating income margin for the second quarter of 2000 was 18.9% of sales compared to 18.5% of sales in the same period in 1999. On a year-to-date basis, operating income was up $8.7 million, or 16.6%, to $60.9 million or 18.4% of net sales, from $52.3 million or 17.9% of net sales a year ago.

Interest income for the second quarter increased to $1.8 million from $1.5 million a year ago, due principally to improved interest rates from a year ago. For the six months ended June 30, 2000, interest income was $3.6 million compared to $2.6 million a year ago. Miscellaneous expense for the second quarter included pre-tax equity losses related to our fifty percent owned joint ventures, start-up expenses associated with both our second wheel manufacturing plant in Chihuahua, Mexico and with our aluminum automotive components facility in Heber Springs, Arkansas and to foreign exchange losses.

As a result of the above, net income for the quarter increased $2.7 million, or 14%, to a new quarterly record of $21.9 million, or 12.5% of net sales, from $19.2 million, or 12.4% of net sales last year. For the six months ended June 30, 2000, net income was $40.4 million compared to $34.7 million in 1999. Diluted earnings per share for the second quarter of 2000, also a new quarterly record, was $0.83, an increase of 16.9% over the $0.71 per diluted share in the same period a year ago. On a year-to-date basis, a diluted earnings per share was $1.53, an increase of 19.5% over the $1.28 per diluted share in 1999.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $31.4 million for the six months ended June 30, 2000, compared to $37.9 million for the same period a year ago. The $5.7 million increase in net income was offset by a higher funding requirement for working capital, due principally to increases in accounts receivable and inventories.

Our principal financing activities during the six months ended June 30, 2000 were to repurchase 580,300 shares of our common stock for $15.6 million and to pay cash dividends on our common stock totaling $4.7 million. In March 2000, our Board of Directors approved a 4.0 million share repurchase plan, bringing the total authorized since September 1995 to 8.0 million shares, of which 4.2 million have now been repurchased. Similar financing activities during the same period a year ago were for $10.1 million to repurchase common stock and $4.4 million to pay cash dividends.

The principal investing activity during the six month period ended June 30, 2000 was funding $30.2 million of capital expenditures principally for the new Chihuahua, Mexico wheel plant, the new aluminum automotive components facility in Heber Springs, Arkansas and capacity expansion projects at two of our existing wheel plants. Similar investment activities during the same period a year ago included $15.6 million of capital expenditures.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Working capital and the current ratio were $179.6 million and 2.8:1 versus $176.9 million and 3.0:1 at June 30, 2000 and December 31, 1999, respectively, and $165.2 million and 3.1:1, respectively, at June 30, 1999. Cash and short-term investments as of June 30, 2000 were $89.4 million compared to $108.1 million at December 31, 1999 and $93.9 million at June 30, 1999. Our cash position is forecasted to be more than sufficient to fund our working capital and capital investment requirements for the remainder of the year.


CURRENCY RISK MANAGEMENT

The Company has foreign operations in Mexico and Hungary, which on occasion require the transfer of funds denominated in their respective functional currencies - the Mexican Peso and the German Deutsche Mark. In order to manage our exposure to fluctuations in foreign currency exchange rates, we will periodically utilize forward contract trading techniques. We do not, however, utilize derivative financial instruments for trading purposes. At June 30, 2000, the Company held open foreign currency (Deutsche Mark) forward contracts totaling $10.4 million with an unrecognized net gain of approximately $232,000.


NEW ACCOUNTING STANDARDS

New Accounting Standards - In 1998, the Financial Accounting Standards Board issued Statement Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS derivative instruments as either assets or liabilities in the statement of financial position. This statement was amended in 1999 by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133" ("FAS 137"), and June 15, 2000. In 2000, the Financial


FORWARD LOOKING STATEMENTS

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

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 15, 2000, for the purpose of electing three Directors. Proxies for the meeting were solicited pursuant to
Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. There were 26,118,349 shares of our common stock issued, outstanding and entitled to vote as of the record date, March 15, 2000. There were present at the meeting, in person or by proxy, the holders of 23,492,987 shares, representing 89.9% of the total shares outstanding and entitled to vote at the meeting. Accordingly, 2,625,362 shares, or 10.1% of this total, were not voted.

All of management's nominees for Director as listed in the proxy statement were elected with the following vote:

                                                  Shares      Shares
                 Nominee                        Voted For    Withheld
                 -------                        ---------    --------
            Jack H. Parkinson                   23,260,160   232,827
            Philip W. Colburn                   23,274,158   218,829
            R. Jeffrey Ornstein                 23,282,539   210,448

The following incumbent Directors will have their terms of office expire as of the date of the Annual Meeting of Stockholders in the years indicated below:

            Incumbent Director                              Year
            ------------------                              ----
            Sheldon I. Ausman                               2001
            V. Bond Evans                                   2001
            Louis L. Borick                                 2002
            Raymond C. Brown                                2002
            Steven J. Borick                                2002

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits:
            Exhibit 27      - Financial Data Schedule

b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended June 30, 2000.










                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)


Date   8/10/00
       -------
                                        /s/ Louis L. Borick
                                        ----------------------------------------
                                                  Louis L. Borick
                                          President and Chairman of the Board



Date   8/10/00
       -------
                                        /s/ R. Jeffrey Ornstein
                                        ----------------------------------------
                                                 R. Jeffrey Ornstein
                                                Vice President and CFO