Form 10-Q
period 2000-09-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2000-11-13
CIK 95552

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                 YES [X] NO [ ]
                                    -----  -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.


CLASS OF COMMON STOCK                           OUTSTANDING AT OCTOBER 31, 2000
---------------------                           -------------------------------
  $.50 PAR VALUE                                         25,836,313

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                               REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


                                                                                 Page
                                                                                 -----
Part I - Financial Information

   Item 1 - Financial Statements

      Consolidated Condensed Statements of Income ..............................    1

      Consolidated Condensed Balance Sheets.....................................    2

      Consolidated Condensed Statements of Cash Flows...........................    3

      Consolidated Condensed Statements of Shareholders' Equity.................    4

      Notes to Consolidated Condensed Financial Statements......................    5

   Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations...............................................    9

Part II - Other Information

   Item 6 - Exhibits and Reports on Form 8-K....................................   12

   Signatures...................................................................   12



                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                 (Dollars in thousands, except per share data)


                                                    Three Months Ended           Nine Months Ended
                                                      September 30,                September 30,
                                                 -----------------------      ----------------------
                                                   2000          1999           2000          1999
                                                 ---------     ---------      --------      --------
Net Sales ..................................      $144,813      $131,430      $476,020      $423,368
Cost of Sales ..............................       114,295       104,476       374,160       333,786
                                                  --------      --------      --------      --------
Gross Profit ...............................        30,518        26,954       101,860        89,582
Selling, General and Administrative Expenses         5,010         5,172        15,405        15,539
                                                  --------      --------      --------      --------
Income From Operations .....................        25,508        21,782        86,455        74,043
Non-Operating Income / Expense:
   Interest income, net ....................         2,017         1,406         5,597         3,892
   Miscellaneous expense, net ..............         1,118           811         3,796         1,960
                                                  --------      --------      --------      --------
Income Before Provision for Income Taxes ...        26,407        22,377        88,256        75,975
Provision for Income Taxes .................         9,176         7,888        30,669        26,781
                                                  --------      --------      --------      --------
Net Income .................................      $ 17,231      $ 14,489      $ 57,587      $ 49,194
                                                  ========      ========      ========      ========
Earnings Per Share - Basic .................      $   0.67      $   0.54      $   2.21      $   1.82
                                                  ========      ========      ========      ========
Earnings Per Share - Diluted ...............      $   0.66      $   0.54      $   2.19      $   1.81
                                                  ========      ========      ========      ========
Dividends Declared Per Share ...............      $   0.10      $   0.09      $   0.29      $   0.26
                                                  ========      ========      ========      ========


See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
             (Dollars in thousands, execpt par value and share data)



                                                               September 30,    December 31,
                                        ASSETS                     2000            1999
                                                               ------------     ----------
                                                                (Unaudited)
Current Assets:
   Cash and cash equivalents ..............................      $  85,746       $ 108,081
   Accounts receivable, net ...............................        123,976         107,032
   Inventories ............................................         53,738          39,488
   Other current assets ...................................          9,495           9,139
                                                                 ---------       ---------
         Total current assets .............................        272,955         263,740

Property, Plant and Equipment, net ........................        215,386         163,113
Other Long-term Assets ....................................         30,285          33,615
                                                                 ---------       ---------
Total Assets ..............................................      $ 518,626       $ 460,468
                                                                 =========       =========


                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable .......................................      $  72,178       $  45,454
   Accrued liabilities ....................................         40,755          41,060
   Current portion of capitalized leases ..................            333             333
                                                                 ---------       ---------
         Total current liabilities ........................        113,266          86,847

Long-term Liabilities .....................................         13,277          13,603
Deferred Income Taxes .....................................          7,469           6,932
Shareholders' Equity
   Preferred stock, par value $25.00,
      1,000,000 shares authorized, none issued ............           --              --
   Common stock, par value $.50,
      100,000,000 shares authorized .......................         12,910          13,227
   Accumulated other comprehensive income .................        (15,701)        (15,114)
   Retained earnings ......................................        387,405         354,973
                                                                 ---------       ---------
         Total shareholders' equity .......................        384,614         353,086

Total Liabilities and Shareholders' Equity ................      $ 518,626       $ 460,468
                                                                 =========       =========


See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                             (Dollars in thousands)


                                                          Nine Months Ended
                                                            September 30,
                                                      -------------------------
                                                          2000           1999
                                                      ----------      ---------
Net Cash Provided by Operating Activities ......      $  74,227       $  65,532
Cash Flows from Financing Activities:
   Repurchases of common stock .................        (18,661)        (15,240)
   Cash dividends paid .........................         (7,326)         (6,773)
   Other, net ..................................            477             252
                                                      ---------       ---------
      Net Cash Used in Financing Activities ....        (25,510)        (21,761)
                                                      ---------       ---------
Cash Flows from Investing Activities:
   Additions to property, plant and equipment ..        (72,182)        (20,595)
   Proceeds from sale of assets ................          1,130              57
   Investment in and advances to joint ventures            --            (2,652)
                                                      ---------       ---------
      Net Cash Used in Investing Activities ....        (71,052)        (23,190)
                                                      ---------       ---------
Net Increase in Cash and Cash Equivalents ......        (22,335)         20,581
Cash and Cash Equivalents at Beginning of Period        108,081          86,566
                                                      ---------       ---------
Cash and Cash Equivalents at End of Period .....      $  85,746       $ 107,147
                                                      =========       =========



See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)
                    (Dollars in thousand, except share data)

                                     Common Stock
                              ---------------------------      Additional                       Other
                               Number of                        Paid-In        Retained     Comprehensive
                                Shares          Amount          Capital        Earnings        Income           Total
                              ----------     -----------     ------------    -----------     ------------    --------------
Balances at
   December 31, 1999          26,454,219     $    13,227     $         0     $   354,973     $   (15,114)    $   353,086
Comprehensive income:
Net income                          --              --              --            57,587            --            57,587
Foreign currency
   translation adjustment           --              --              --              --              (587)           (587)
Comprehensive income                --              --              --              --              --            57,000
Cash dividends declared
   ($.29/share)                     --              --              --            (7,533)           --            (7,533)
Repurchases of
   common stock                 (683,600)           (342)           (697)        (17,622)           --           (18,661)
Stock options exercised,
   including related
   tax benefit                    50,069              25             697            --              --               722
Balances at
   September 30, 2000         25,820,688     $    12,910     $         0     $   387,405     $   (15,701)    $   384,614



See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)



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

     We are in the process of expanding our operations into aluminum suspension and related underbody components to compliment our OEM aluminum wheel business. A dedicated manufacturing site has been acquired and expansion of the existing facility is currently under construction. Senior manufacturing, engineering and marketing personnel have been hired to operate the new suspension business. We have won contracts to manufacture front upper control arm/bracket assemblies for certain 2002, 2003 and 2004 model year vehicles. Initial shipments of these products will begin in the fall of 2001.

     General Motors and Ford represented approximately 87% of our annual sales in 1999. The loss of all or a substantial portion of our sales to these two customers would have a significant adverse impact on our financial results until the lost volume could be replaced. We do not believe this represents a material risk due to excellent long-term relationships with both, including multi-year contractual arrangements. We continue the diversification trends of our customer base with recent announcements of new wheel contracts with DaimlerChrysler.

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

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                               SEPTEMBER 30, 2000
                                   (UNAUDITED)



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

     In our opinion, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Securities and Exchange Commission's requirements of Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair presentation of i) the consolidated condensed statements of income for the three and nine months ended September 30, 2000 and 1999, ii) the consolidated condensed balance sheets at September 30, 2000 and December 31, 1999, iii) the consolidated condensed statements of cash flows for the nine months ended September 30, 2000 and 1999, and iv) the consolidated condensed statements of shareholders' equity at September 30, 2000 and December 31, 1999.

3.   Earnings Per Share

     Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period, or 25,877,000 and 26,832,000 for the three months ended September 30, 2000 and 1999, respectively, and 26,059,000 and 27,022,000 for the nine months ended September 30, 2000 and 1999, respectively. For purposes of calculating "diluted" earnings per share, net income is divided by the total of the weighted averaged shares outstanding plus the dilutive effect of our outstanding stock options ("common stock equivalents"), or 26,136,000 and 26,998,000 for the three months ended September 30, 2000 and 1999, respectively, and 26,270,000 and 27,144,000 for the nine months ended September 30, 2000 and 1999, respectively.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                               SEPTEMBER 30, 2000
                                   (UNAUDITED)



4.   Accounts Receivable

     The following is a summary of our consolidated accounts receivable:
     (Thousands of dollars)


                                          September 30,    December 31,
                                             2000              1999
                                          ------------      ----------
     Accounts Receivable:
        Trade                               $  97,999       $  86,481
        Due from joint venture                  9,997           8,764
        Other                                  17,306          13,155
                                            ---------       ---------
                                              125,302         108,400
     Allowance for Doubtful Accounts           (1,326)         (1,368)
                                            ---------       ---------
                                            $ 123,976       $ 107,032

5.   Inventories

     The following is a summary of our consolidated inventories:
     (Thousands of dollars)


                                           September 30,    December 31,
                                               2000             1999
                                           -------------    -------------
     Raw Materials                            $17,992          $10,748
     Work in Process                           10,744           10,908
     Finished Goods                            25,002           17,832
                                              -------          -------
                                              $53,738          $39,488

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


6.   Property, Plant and Equipment

     Property, plant and equipment, net consists of the following:
    (Thousands of dollars)


                                         September 30,    December 31,
                                             2000            1999
                                         -------------    -----------
     Land and Buildings                    $  53,623       $  51,180
     Machinery and Equipment                 315,356         306,641
     Leasehold Improvements and Other          5,988           4,472
     Construction in Progress                 82,060          26,135
                                           ---------       ---------
                                             457,027         388,428
     Accumulated Depreciation               (241,641)       (225,315)
                                           ---------       ---------
                                           $ 215,386       $ 163,113


     Depreciation expense was $6.9 million and $7.4 million for the three month periods ended September 30, 2000 and 1999, respectively, and $19.6 million and $21.6 million for the nine month periods ended September 30, 2000 and 1999, respectively.

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

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Our consolidated net sales for the third quarter of 2000 increased $13.4 million, or 10.2%, to a new third quarter record of $144.8 million from $131.4 million in the third quarter a year ago. OEM net sales increased $15.4 million, or 12.1%, to $142.4 million compared to $127.0 million in the 1999 period, while OEM unit shipments for the same period increased 3.4% over the prior year to 2,676,000, also a new third quarter record. OEM sales dollars in the current period increased at a greater rate than unit shipments due principally to an increase in average selling prices related to a shift in mix to larger wheels, a higher pass-through price of aluminum to our customers and to a higher percentage of chrome plated and polished wheels.

The OEM unit shipment increase of 3.4% over the prior year compares favorably to the virtually flat North American vehicle production level of passenger cars and light trucks during the same period, indicating a continued increase in market share. For the model year 1999, industry-wide aluminum wheel penetration rates increased to 54% from 51% for the model year 1998, continuing a long-term upward trend.

Consolidated net sales for the nine months ended September 30, 2000 increased $52.7 million, or 12.4%, to $476.0 million from $423.4 million a year ago. OEM net sales increased $62.0 million, or 15.3%, to $467.4 million from $405.4 million in 1999, as unit shipments increased 7.1%. The unit shipment increase translates to a greater increase in sales dollars because of the higher pass-through aluminum prices and a higher percentage of chrome plating and polishing revenues.

Gross profit for the quarter increased to $30.5 million, or 21.1% of net sales, compared to $26.9 million, or 20.5% of net sales, for the same period a year ago. For the nine month period ended September 30, 2000, the gross margin increased to $101.9 million, or 21.4% of net sales from $90.0 million, or 21.2% of net sales in 1999. The higher gross profit percentage was due principally to higher capacity utilization rates at certain of our aluminum wheel facilities.

Selling, general and administrative expenses for the third quarter of 2000 were $5.0 million, or 3.5% of net sales in 2000 compared to $5.2 million, or 3.9% of net sales in 1999, which indicates a consistent selling, general and administrative expense trend. For the nine months ended September 30, 2000, these expenses were $15.4 million or 3.2% of net sales compared to $15.5 million or 3.7% of net sales in the same period a year ago.

Operating income for the third quarter increased $3.7 million, or 17.1%, to $25.5 million from $21.8 million in the same period a year ago, due to the improved gross margin explained above. Accordingly, the operating income margin for the third quarter of 2000 was 17.6% of sales compared to 16.6% of sales in the same period in 1999. On a year-to-date basis, operating income was up $12.4 million, or 16.8%, to $86.5 million or 18.2% of net sales, from $74.0 million or 17.5% of net sales a year ago.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest income for the third quarter increased to $2.0 million from $1.4 million a year ago, due principally to improved interest rates from a year ago. For the nine months ended September 30, 2000, interest income was $5.6 million compared to $3.9 million a year ago. Miscellaneous expense for the third quarter included start-up expenses associated with both our second wheel manufacturing plant in Chihuahua, Mexico and with our aluminum automotive components facility in Heber Springs, Arkansas and pre-tax equity losses related to our fifty percent owned joint ventures.

As a result of the above, net income for the quarter increased $2.7 million, or 18.9%, to a new third quarter record of $17.2 million, or 11.9% of net sales, from $14.5 million, or 11.0% of net sales last year. For the nine months ended September 30, 2000, net income was $57.6 million compared to $49.2 million in 1999. Diluted earnings per share for the third quarter of 2000, also a new third quarter record, was $0.66, an increase of 22.2% over the $0.54 per diluted share in the same period a year ago. On a year-to-date basis, diluted earnings per share was $2.19, an increase of 21.0% over the $1.81 per diluted share in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $74.2 million for the nine months ended September 30, 2000, compared to $65.5 million for the same period a year ago. The increase was due principally to the $8.4 million increase in net income, as the favorable change in working capital components offset the $2.0 million decease in depreciation expense.

Our principal financing activities during the nine months ended September 30, 2000 were to repurchase 683,600 shares of our common stock for $18.7 million and to pay cash dividends on our common stock totaling $7.3 million. In March 2000, our Board of Directors approved a 4.0 million share repurchase plan, bringing the total authorized since September 1995 to 8.0 million shares, of which 4.3 million have now been repurchased. Similar financing activities during the same period a year ago were for $15.2 million to repurchase common stock and $6.8 million to pay cash dividends.

The principal investing activity during the nine month period ended September 30, 2000 was funding $72.2 million of capital expenditures principally for the new Chihuahua, Mexico wheel plant, the aluminum automotive components facility in Heber Springs, Arkansas and capacity expansion projects at two of our existing wheel plants. Similar investment activities during the same period a year ago included $20.6 million of capital expenditures.

Working capital and the current ratio were $159.7 million and 2.4:1 versus $176.9 million and 3.0:1 at September 30, 2000 and December 31, 1999, respectively, and $173.9 million and 2.9:1, respectively, at September 30, 1999. Cash and short-term investments as of September 30, 2000 were $85.7 million compared to $108.1 million at December 31, 1999 and $107.1 million at September 30, 1999. Our cash position is forecasted to be more than sufficient to fund our working capital and capital investment requirements for the remainder of the year.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CURRENCY RISK MANAGEMENT

The Company has foreign operations in Mexico and Hungary, which on occasion require the transfer of funds denominated in their respective functional currencies - the Mexican Peso and the German Deutsche Mark. In order to manage our exposure to fluctuations in foreign currency exchange rates, we will periodically utilize forward contract trading techniques. At September 30, 2000, the Company held open foreign currency (Deutsche Mark) forward contracts totaling $10.4 million with an unrealized net loss of approximately $192,000.

NEW ACCOUNTING STANDARDS

New Accounting Standards - In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), requiring that entities recognize at fair value all derivative instruments as assets and/or liabilities in the statement of financial position. This statement was amended in 1999 by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133" ("FAS 137"), and implementation of FAS No. 133 was delayed until years beginning after June 15, 2000. In 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FAS 133)". We will adopt FAS 133 by January 1, 2001, as required. We are currently assessing the impact of this statement on the company's result of operations and financial position.

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

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits:
      Exhibit 27 -  Financial Data Schedule

b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended September 30, 2000.






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)


Date     11/10/00                 /s/ Louis L. Borick
         ---------                ---------------------------------------------
                                            Louis L. Borick
                                  President and Chairman of the Board



Date     11/10/00                 /s/ R. Jeffrey Ornstein
         --------                 ---------------------------------------------
                                       R. Jeffrey Ornstein
                                      Vice President and CFO