Form 10-K405
period 2000-12-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2001-03-29
CIK 95552

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   for the fiscal year ended December 31, 2000

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

        Registrant's telephone number, including area code (818) 781-4973
                                                                ----------

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

                          Yes  [X]            No  [ ]
                              -----             ------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes  [X]            No  [ ]
                              -----             ------

       The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant on March 15, 2001 was $895,755,732. On March 15, 2001, there were 25,888,894 shares of common stock issued and outstanding.

       The following documents are incorporated by reference and made a part of the Form 10-K:

       1. Portions of Superior's 2000 Annual Report to Shareholders are incorporated into Parts I, II and IV.

       2. Portions of Superior's 2001 Annual Proxy Statement are incorporated into Parts I and III.

                                TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
PART I
         Item 1  Business                                                                  1
                     General Development and Description of Business                       1
                     Principal Products                                                    3
                     Customer Dependence                                                   3
                     New Products                                                          4
                     Net Sales Backlog                                                     4
                     Seasonal Variations and Work Stoppage                                 4
                     Raw Materials                                                         5
                     Patents and Licensing Agreements                                      5
                     Research and Development                                              5
                     Government Regulation                                                 6
                     Environmental Compliance                                              6
                     Competition                                                           6
                     Employees                                                             6
         Item 2  Properties                                                                7
         Item 3  Legal Proceedings                                                         8
         Item 4  Submission of Matters to a Vote of Security Holders                       8
                      Executive Officers of the Registrant                                 8

PART II
         Item 5  Market Price of and Dividends on the Registrant's Common
                       Equity and Related Stockholder Matters                              9
         Item 6  Selected Financial Data                                                   9
         Item 7  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                          10
         Item 7A Quantitative and Qualitative Disclosures about Market Risk               10
         Item 8  Financial Statements and Supplementary Data                              10
         Item 9  Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosure                                           10

PART III
         Item 10  Directors and Executive Officers of the Registrant                      11
         Item 11  Executive Compensation                                                  11
         Item 12  Security Ownership of Certain Beneficial Owners and Management          11
         Item 13  Certain Relationships and Related Transactions                          11

PART IV
         Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K        12

Signatures


                                     PART I


                 STATEMENT REGARDING FORWARD LOOKING STATEMENTS
                 ----------------------------------------------

       Our disclosures and analysis in this report and in documents that are incorporated herein by reference, which are not historical in nature, are forward looking statements. Forward looking statements give our current expectations or forecasts of future events. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results. Although we believe that our expectations and beliefs are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that our actual results will not differ materially from our expectations or beliefs. Forward looking statements regarding our future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward looking statements, due to a variety of factors. Factors that may impact such forward looking statements include, among others, changes in the condition of the industry, a general downturn in the economy, increased energy cost, changes in government policy or regulation, the success of our strategic and operating plans, our ability to attract or retain key employees, unforeseen costs and other effects related to legal proceedings. These statements are provided as permitted by the Private Securities Legislation Act of 1995. We undertake no obligation to update publicly any forward looking statement, whether as a result of new information, future events or otherwise.

                                ITEM 1. BUSINESS


General Development and Description of Business
-----------------------------------------------

       Superior Industries International, Inc.'s principal business is the design and manufacture of motor vehicle parts and accessories for sale to original equipment manufacturers (OEMs) and the automotive aftermarket on an integrated one-segment basis. Our primary product is vehicle aluminum road wheels for the domestic and international OEMs in the automobile industry. Our new production line for aluminum suspension and related underbody components will begin to ship parts to our OEM customers during 2001.

       The Company was initially incorporated in Delaware in 1969 and reincorporated in California in 1994, as the successor to three businesses founded by Louis L. Borick, President and Chief Executive Officer. These businesses had been engaged in the design, manufacture and sale of automotive accessories and related products since 1957.

       Our entry into the OEM road wheel business in 1973 resulted from our successful development of manufacturing technology, quality control and quality assurance techniques, which enabled us to satisfy the quality and volume requirements of the OEM market. In 1999, our announcement to purchase a facility in Heber Springs, Arkansas to manufacture our new aluminum suspension and related underbody components using licensed technology was another step toward expanding our sales to the automotive OEM market. This emphasizes the commitment to our long-term strategy to broaden our domestic and international OEM customer base and to expand our product lines into complementary areas, which would utilize our design and manufacturing expertise.

       In 1990, we formed a sales and marketing joint venture, Topy-Superior Limited ("TSL"), with Topy Industries, Limited ("Topy"), Japan's largest wheel manufacturer. TSL markets and sells wheels made by Superior to Japanese OEM customers with plants both in Japan and the United States. In 2000, TSL had agreements to provide 14 current wheel programs for export to plants in Japan or shipped to their U.S. operations.

       In 1994, we built our first plant in Mexico. Wheels manufactured at the Chihuahua, Mexico facility are for both export and installation on Mexican manufactured cars built mostly for indirect export back to the U.S. During 1997, we announced an expansion project at the plant doubling its capacity to meet future increases in export activities and customer demands. This expansion was completed in 1999. Also in 1999, we announced the building of a second manufacturing facility in the same industrial complex as our existing facility in Chihuahua, Mexico. Construction of this ultra modern wheel plant was completed in late 2000 and is expected to begin manufacturing and shipping aluminum wheels in the second quarter of 2001. The new wheel plant will again double our capacity in Mexico to meet increasing customer demands.

       In 1994, in response to the steadily growing popularity of chrome-plated aluminum wheels and to provide capacity due to increased customer demand, we completed construction of a new chrome plating wheel facility in Fayetteville, Arkansas. We were the first OEM aluminum wheel manufacturer to develop this in-house capability and the plant is one of the largest of its kind in the world. Also, in 1998 we added a fully automated polishing operations for aluminum wheels to the chrome plating plant. This plant demonstrates our commitment to diversifying into new product lines complementary to our core business and gives us the most diverse wheel finishing capability in the industry.

       In 1995, we entered into a 50-50 joint venture, Suoftec Light Metal Products, Ltd. ("Suoftec"), with German based Otto Fuchs Metallwerke ("Otto Fuchs") to establish a European manufacturing facility. The joint venture produces both lightweight forged and cast aluminum wheels for sale to OEM customers principally in Europe. Shipments of forged wheels began in 1997 and cast aluminum wheels in 1998. The facility, located in Tatabanya, Hungary, established our commitment to entering the European market and introduced new wheel making technology to both the European and U.S. markets. In 1998, we completed an expansion of the cast aluminum production facility, doubling its capacity to accommodate the demand for these products in the European and other markets.

       In 1997, we won our first non-wheel aluminum automotive components order, a transmission support bracket for the Oldsmobile Intrigue. Taking the next step in our strategy to expand our non-wheel aluminum components business, during 1998 we entered into an exclusive North American licensing agreement for a unique proprietary "hybrid" aluminum casting/forging technology called, "Cobapress". The Cobapress technology combines the design flexibility, lightweight and cost advantages of casting with improved strength characteristics of forging. This technology, which can be used to manufacture non-wheel components that will be less expensive while maintaining the structural requirements of conventional forged aluminum and steel components, is currently being used to manufacture aluminum components for several automobile manufacturers in Europe and the U.S. In 1999, we acquired a manufacturing facility in Heber Springs, Arkansas, to accommodate our aluminum components manufacturing operations, which we are currently expanding to more than double the size to accommodate the projected sales volume of the components business. Senior management, marketing and production managers have been hired, and we are entering the manufacturing testing stage of the start-up process and expect to be operational and shipping product during mid 2001.

       During 2000, we won large new and replacement aluminum wheel supply contracts from existing and important new customers, and implemented an aggressive plant expansion program to properly support our continued growth. These awards included renewing our relationship with DaimlerChrysler, and large orders for Mitsubishi and Toyota. We also made substantial progress in our program to establish our new aluminum suspension and related underbody components business. These orders included some of the best selling cars on the market with major automotive manufacturers.

Principal Products
------------------

       Our OEM aluminum road wheels are sold for factory installation as optional or standard equipment on selected vehicle models, to Ford, General Motors, DaimlerChrysler, BMW, Volkswagen, Audi, Land Rover, MG Rover, Toyota, Mazda, Mitsubishi, Nissan and Isuzu.

During the past twenty-seven years, we have provided aluminum road wheels to U.S. domestic, Japanese and European auto manufacturers from our OEM aluminum wheel manufacturing facilities in three countries. In 1998, we also began manufacturing our first OEM non-wheel aluminum automotive component, a transmission bracket for GM's Oldsmobile Intrigue, in our Van Nuys facility. The new aluminum suspension component facility has several projects, including a front-upper-control-arm bracket assembly and a rear-upper-control-arm scheduled for delivery in 2001 for model years 2002. Sales of OEM aluminum road wheels for the three years ended December 31, 2000 averaged approximately 96% of consolidated net sales. The balance of our consolidated net sales were represented by a line of accessories sold to the automotive aftermarket.

Customer Dependence
-------------------

       We have proven our ability to be a consistent low-cost producer of quality aluminum wheels with the capability of quickly expanding production capacity to meet increasing customer sales demands. This has been evidenced not only through our rapid plant expansion program, but our rapid purchase, expansion and set-up of our new production facility in Heber Springs, Arkansas, for the new aluminum components business. We strive to continually enhance our relationships with our customers through continuous improvement programs, not only through our manufacturing operations but in the engineering and product development area as well. Moreover, we ship wheels for approximately 152 individual different vehicle styles and trimlines.

       GM and Ford were the only customers accounting for more than 10% of our consolidated net sales in 2000. Sales to GM, as a percentage of consolidated net sales, were 46.0%, 46.8% and 43.5% in 2000, 1999 and 1998, respectively. Sales to Ford, as a percentage of consolidated net sales, were 43.9%, 39.8% and 41.3% in 2000, 1999 and 1998, respectively.

Although the loss of all or a substantial portion of our sales to GM or Ford would have a material effect on our financial results unless the lost sales volume could be replaced, we do not believe this represents a material risk due to the excellent long-term relationships including multi-year contractual arrangements that are in place.

New Products
------------

       In September 1999, we acquired a manufacturing facility in Heber Springs, Arkansas and in 2000 began an expansion program to more than double its size to house our dedicated aluminum components manufacturing operations. This facility, which is a short distance from our wheel manufacturing facility and engineering center in Fayetteville, Arkansas, will house the specially designed equipment for the proprietary Cobapress manufacturing technology licensed by us in 1998. Senior manufacturing and marketing professionals, as well as production supervisors have been hired for training and testing of the new process. We are currently in the manufacturing testing stage of the new process and will be hiring additional workers in the first quarter 2001 for training. We expect the new facility to be operational by mid 2001.

We have currently won 8 contracts for the new aluminum components business with significant follow-on potential to manufacture aluminum suspension and related underbody components. These new contracts pertain to certain model year vehicles to be introduced from 2002 through 2006. We believe that production employing the new technology will began in late 2001, as it is already in production for customer orders in Europe.

       In March 1997, General Motors awarded us a contract to supply aluminum transmission support brackets for the Oldsmobile Intrigue. This product, which replaced a stamped steel bracket, reduces vibration and provides for quieter performance. Production of this new product, which did not require a significant capital investment, currently takes place at our plant in Van Nuys, California, and will be transferred to our new component facility in Heber Springs, Arkansas, during mid 2001.

Net Sales Backlog
-----------------

       We receive OEM tooling purchase orders to produce aluminum road wheels typically for multiple model years. These purchase orders are for vehicle wheel programs that can last three to five years. We manufacture and ship based on customer release schedules, normally provided on a weekly basis, which can vary due to cyclical automobile production. Accordingly, firm sales backlog at any given time is difficult to measure.


Seasonal Variations and Work Stoppage
-------------------------------------

       The automotive industry is cyclical and varies based on the timing of consumer purchases of vehicles, general economic conditions, interest rates and fuel cost. Production schedules can vary significantly from quarter to quarter to meet customer scheduling demands. During the past few years, there has been no significant consistent seasonal variation.

       In early June 1998, the United Auto Workers (UAW) initiated a strike against General Motors (GM), one of our major customers. The work stoppage, which reduced shipments of our aluminum road wheels during that period, ended at the end of July 1998 and shipments of aluminum wheels to GM increased steadily during the fourth quarter to make up for the lost production during the strike. Our major automotive customers have not experienced any major strike since the UAW strike against GM in 1998.

Raw Materials
-------------

       We purchase substantial quantities of aluminum ingot for the manufacture of our aluminum road wheels. These purchases accounted for approximately 92 percent of our total material requirements during 2000. The majority of our requirements are met through purchase orders with several major domestic and foreign aluminum producers. Generally, the orders are fixed as to minimum and maximum quantities of aluminum, which the producers must supply during the term of the orders. During 2000, we were able to successfully secure aluminum commitments from our primary suppliers to meet production requirements and we are not anticipating any problems with our aluminum requirements for our level of production in 2001.

       We have a major manufacturing facility located in southern California that, in the manufacturing process, utilizes significant amounts of electricity. California has recently experienced electricity supply shortages and blackouts. Although to date such shortages have not had any significant impact on our business, a sustained period of electricity shortages or blackouts, or material increases in the cost of electricity, could have a material adverse effect on our business, results of operations and financial condition in California and company wide.

       We obtain our requirements for other materials through numerous suppliers with whom we have established trade relations. When an outside supplier produces components for our products, we normally own, or have the right to purchase the tools and dies located in the supplier's facilities or have developed alternative sources.

Patents and Licensing Agreements
--------------------------------

       We currently hold patents for 10 of our inventions and have no patents pending. We have a policy of applying for patents when new products or processes are developed. However, we believe our success is more dependent upon manufacturing and engineering skills and the quality and market acceptance of our products, than upon our ability to obtain and defend patents. In 1998, we entered into a licensing agreement for the Cobapress technology that will require certain royalty payments including payments upon the sale of parts manufactured using that technology, which we anticipate will begin during 2001.

Research and Development
------------------------

       Our policy is to continuously review, improve and develop engineering capabilities so that compliance with customer requirements are met in the most efficient and cost effective manner available. We strive to achieve this objective by attracting and retaining top engineering talent and by maintaining the latest state-of-the-art computer technology to support engineering development. Two fully staffed engineering centers, located in Van Nuys, California, and Fayetteville, Arkansas, support our research and development manufacturing needs. We also have a technical center in Detroit, Michigan, which maintains a complement of engineering staff centrally located near our largest customers.

       We are currently engaged in approximately 78 engineering programs for the development of OEM wheels and other suspension components for future model years, including several wheel models for Japanese, Latin American and European OEM manufacturers. These projects include approximately 4 engineering programs for the development of chrome-plated aluminum wheels and 17 engineering programs for the aluminum suspension components business.

       Research and development costs are expensed as incurred. Amounts expended during the three years ended December 31, 2000 were $8,020,000 in 2000, $5,730,000 in 1999 and $4,959,000 in 1998. Development costs associated with our new aluminum component facility located in Heber Springs, Arkansas are included in our research and development costs.

Government Regulation
---------------------

       Safety standards in the manufacture of vehicles and automotive equipment have been established under the National Traffic and Motor Vehicle Safety Act of 1966. We believe that we are in compliance with all federal standards currently applicable to OEM suppliers and to automotive aftermarket manufacturers and products.

Environmental Compliance
------------------------

       Our manufacturing facilities, like most other manufacturing companies, are subject to solid waste, water and air pollution control standards mandated by federal, state and local laws. Violators of these laws are subject to fines and, in extreme cases, plant closure. We believe our facilities are substantially in compliance with all standards presently applicable. However, cost related to environmental protection may continue to grow due to increasingly stringent laws and regulations and our ongoing commitment to rigorous internal standards. The 2000 cost of environmental compliance was approximately $2,041,000. We expect that future environmental compliance expenditures will approximate the level of those in 2000 and will not have a material effect on the consolidated financial position of Superior. See Item 3 "Legal Proceedings" for information concerning our involvement with certain United States Environmental Protection Agency activities.

Competition
-----------

       The business sectors in each of our product areas are highly competitive. We are one of the leading suppliers of aluminum road wheels for OEM installations in the world. We supply approximately one third of the aluminum wheels for the North American car and light truck market. Based on Ward's Automotive Yearbook 2000, an auto industry publication, aluminum wheel installation rates on automobiles and light trucks in the U.S. rose to 54 percent for the 1999 model year. Our primary competitor in the North American market is Hayes Lemmerz International, Inc. of Romulus, Michigan.

Employees
---------

       As of December 31, 2000, we had approximately 6,000 full-time employees (including 647 at our joint venture in Hungary). At the present time the only employees covered by collective bargaining agreements are the 71 employees at our wheel polishing facility in Tijuana, Mexico.

                               ITEM 2. PROPERTIES

       Our worldwide headquarters is located in leased office, manufacturing and warehousing facilities in Van Nuys, California. We also leased a sales/engineering office in Michigan.

       We maintain and operate facilities that produce aluminum wheels and related components for the automotive industry. We maintain and operate 14 facilities located in Arkansas, California, Michigan, Kansas, Tennessee, Tijuana and Chihuahua, Mexico and Tatabanya, Hungary. The facilities encompass manufacturing, warehouse and office space in approximately 3.8 million square feet.

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

       The principal facilities in the United States are as follows:

              - Approximately 2,067,000 square feet of owned space in Arkansas, Kansas, and Tennessee (eight facilities)
              - Approximately 411,000 square feet of leased space in California and Michigan (two facilities)

       The principal international facilities are as follows:

              - Approximately 1,189,000 square feet of owned space in Chihuahua, Mexico and Tatabanya, Hungary (three facilities)
              - Approximately 26,000 square feet of leased space in Tijuana, Mexico (one facility)

       Additionally, reference is made to Notes 1, 5 and 9 of "Notes to Consolidated Financial Statements" on pages 25, 28 and 30, respectively, in the Company's 2000 Annual Report to Shareholders, which are incorporated herein by reference.

                            ITEM 3. LEGAL PROCEEDINGS

       In 1988, we were notified by the United States Environmental Protection Agency (EPA), that we are considered a potentially responsible party (PRP) for costs to clean up the Operating Industries, Inc. site in Monterey Park, California. To date, by private agreement with the other settling defendants, we have paid $584,000 net of settlements from other parties, to settle our liability under the first three phases of clean up. Based on known facts, including the low level of participation claimed against us by the EPA and based on the number and financial strength of the other PRP's with greater participation in the cleanup activities, we are working with other small defendants to cash out of the remaining liability for a de minimus settlement, which is fully reserved for.

       In the fall of 1998, we were notified by the EPA that we were considered a PRP for costs to clean up the Casmalia Disposal Site in Santa Barbara County, California. The EPA indicated that we qualified for a de minimus settlement and in December 1999, we paid $118,500 in full settlement of this liability. We consider the environmental claim paid-in-full, with no additional cost to be incurred.

                        ITEM 4. SUBMISSION OF MATTERS TO
                           A VOTE OF SECURITY HOLDERS

       During the fourth quarter of 2000, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

       Listed below are the names of corporate executive officers as of the fiscal year end who are not directors. Information regarding executive officers who are directors is contained in our 2001 Annual Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled for May 11, 2001. Such information is incorporated herein by reference. All executive officers are appointed annually by the Board of Directors and serve one-year terms. Also see "Employment Agreements" on page 7 in our 2001 Annual Proxy Statement, which information is incorporated herein by reference.

Listed below is the name, age, position and business experience of each of our officers who are not directors:


                                                                                                Assumed
Name                         Age        Position                                                Position
---------------------------------------------------------------------------------------------------------
Robert H. Bouskill           55         Vice President, Manufacturing Technology                  2000
                                        Corporate Director of Manufacturing Technology            2000
                                        Managing Director - Suoftec Ltd                           1995

Michael D. Dryden            63         Vice President, International Business Development        1990




Emil J. Fanelli              58         Corporate Controller                                      1997
                                        Vice President-Finance, Sinclair Paint Company            1982

James M. Ferguson            52         Vice President, OEM Marketing Group                       1990

William B. Kelley            52         Vice President, Operations and Quality                    1998
                                        Corporate Director Quality Assurance                      1993

Daniel L. Levine             42         Corporate Secretary and Treasurer                         1997
                                        Corporate Secretary and Assistant Treasurer               1996
                                        Assistant Treasurer and Director of Tax                   1992

Frank Monteleone             62         Vice President, Purchasing                                1996
                                        Corporate Purchasing Director                             1986

Michael J. O'Rourke          40         Vice President, OEM Program Administration                1995
                                        Director, OEM Programs                                    1991

Delbert J. Schmitz           68         Vice President, Aftermarket Marketing                     1987


                                     PART II

                      ITEM 5. MARKET PRICE OF AND DIVIDENDS
                        ON THE REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

       Reference is made to the presentation of "Quarterly Common Stock Price" information, on page 16 and to Note 16 of "Notes to Consolidated Financial Statements", on page 34 of our 2000 Annual Report to Shareholders, which is incorporated herein by reference.

                         ITEM 6. SELECTED FINANCIAL DATA

       Reference is made to the presentation of "Financial Highlights" on page 4 of our 2000 Annual Report to Shareholders, which information is incorporated herein by reference.

                       ITEM 7. MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

       Reference is made to the presentation of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 20 of our 2000 Annual Report to Shareholders, which information is incorporated herein by reference.

                      ITEM 7A. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

       Reference is made to the presentation of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 20 of our 2000 Annual Report to Shareholders, which information is incorporated herein by reference.

                          ITEM 8. FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

       Reference is made to the Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Shareholders' Equity, Consolidated Statements of Cash Flow, Notes to Consolidated Financial Statements, Quarterly Financial Data and the Report of Independent Public Accountants, as set forth on pages 21 through 36 of our 2000 Annual Report to Shareholders, which information is incorporated herein by reference.

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

                                    PART III


                    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
                                OF THE REGISTRANT

       Information relating to Directors is set forth under the caption "Election of Directors" on pages 3 through 7 in our Annual Proxy Statement, which information is incorporated herein by reference. Certain information regarding Executive Officers of the Registrant is contained in Item 4 of Part I of this Annual Report on Form 10-K.

                         ITEM 11. EXECUTIVE COMPENSATION

         Information relating to Executive Compensation is set forth under the captions "Compensation of Directors" on page 7 and "Executive Compensation" on pages 9 and 10 in our 2001 Annual Proxy Statement, which information is incorporated herein by reference.

                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

       Information related to Security Ownership of Certain Beneficial Owners and Management is set forth under caption "Voting Securities and Principal Holders" on pages 1 and 2 in our 2001 Annual Proxy Statement, which information is incorporated herein by reference.

                       ITEM 13. CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

       Information related to Certain Relationships and Related Transactions is set forth under captions "Election of Directors" and "Certain Relationships and Related Transactions", on pages 3 through 7 in our 2001 Annual Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

1.     Financial Statements

       Among the responses to this Item 14(a) are the following financial statements, which are incorporated herein by reference:

       (i) Consolidated Statements of Income for the three years ended December 31, 2000, 1999 and 1998

       (ii)   Consolidated Balance Sheets as of December 31, 2000 and 1999

       (iii) Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2000, 1999 and 1998

       (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2000, 1999 and 1998

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

        13      2000 Annual Report to Shareholders

        21      List of Subsidiaries of the Company

        23 Consent of Arthur Andersen LLP, Independent Public Accountants for the Registrant

        27      2000 Financial Data Schedule

(b)     Reports of Form 8-K

        No reports on Form 8-K have been filed during the fourth quarter of 2000.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To Superior Industries International, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Superior Industries International, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.






/s/ Arthur Andersen LLP
------------------------------
ARTHUR ANDERSEN LLP

Los Angeles, California
February 12, 2001

                                                                     SCHEDULE II



            SUPERIOR INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



FOR THE YEAR ENDED:

DOUBTFUL ACCOUNTS                               $  633,000
ADD (DEDUCT):
             PROVISION                             400,000
             RECOVERIES                              1,000
             ACCOUNTS WRITTEN OFF                 (214,000)
                                                ----------
                                                                    $  820,000

SALES DISCOUNTS AND ALLOWANCES                                         552,000
                                                                    ----------

BALANCE AT DECEMBER 31, 1998                                        $1,372,000
                                                                    ==========

DOUBTFUL ACCOUNTS                               $  820,000
ADD (DEDUCT):
             PROVISION                              30,000
             RECOVERIES                             26,000
             ACCOUNTS WRITTEN OFF                  (60,000)
                                                ----------
                                                                    $  816,000

SALES DISCOUNTS AND ALLOWANCES                                         552,000
                                                                    ----------

BALANCE AT DECEMBER 31, 1999                                        $1,368,000
                                                                    ==========

DOUBTFUL ACCOUNTS                               $  816,000
ADD (DEDUCT):
             PROVISION                             (24,000)
             RECOVERIES                             15,000
             ACCOUNTS WRITTEN OFF                  (73,000)
                                                ----------
                                                                    $  734,000

SALES DISCOUNTS AND ALLOWANCES                                         552,000
                                                                    ----------

BALANCE AT DECEMBER 31, 2000                                        $1,286,000
                                                                    ==========


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        March 21, 2001


                                 SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                                 By /s/ Louis L. Borick
                                    ----------------------------------
                                    LOUIS L. BORICK
                                    President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                           President,
/s/ Louis L. Borick                   Chairman of the Board
---------------------------               and Director
Louis L. Borick                   (Principal Executive Officer)            March 21, 2001

/s/ Steven J. Borick                 Executive Vice President &            March 21, 2001
---------------------------                   Director
Steven J. Borick

/s/ R. Jeffrey Ornstein               Vice President & CFO
---------------------------              and Director
R. Jeffrey Ornstein
                                  (Principal Financial Officer)            March 21, 2001

/s/ Emil J. Fanelli                   Corporate Controller                 March 21, 2001
---------------------------
Emil J. Fanelli

/s/ Sheldon I. Ausman                        Director                      March 21, 2001
---------------------------
Sheldon I. Ausman

/s/ Raymond C. Brown                         Director                      March 21, 2001
---------------------------
Raymond C. Brown

/s/ Philip W. Colburn                        Director                      March 21, 2001
---------------------------
Philip W. Colburn

/s/ V. Bond Evans                            Director                      March 21, 2001
---------------------------
V. Bond Evans

/s/ Jack H. Parkinson                        Director                      March 21, 2001
---------------------------