Form 10-Q
period 2001-03-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2001-05-11
CIK 95552

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                               YES [X]    NO [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.


      CLASS OF COMMON STOCK                OUTSTANDING AT APRIL 30, 2001
      ---------------------                -----------------------------
         $.50 PAR VALUE                             25,908,234

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                               REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


                                                                              Page
                                                                              ----
Part I - Financial Information

   Item 1 - Financial Statements

      Consolidated Condensed Statements of Income .........................    1

      Consolidated Condensed Balance Sheets ...............................    2

      Consolidated Condensed Statements of Cash Flows .....................    3

      Consolidated Condensed Statements of Shareholders' Equity ...........    4

      Notes to Consolidated Condensed Financial Statements ................    5

   Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations .........................................   10

Part II - Other Information

   Item 6 - Exhibits and Reports on Form 8-K ..............................   14

   Signatures .............................................................   14


                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (UNAUDITED)

                  (Dollars in thousands, except per share data)


                                                 Three Months Ended March 31
                                                     2001            2000
                                                  ---------       ---------
Net Sales ..................................      $ 166,093       $ 155,390
Cost of Sales ..............................        136,204         122,555
                                                  ---------       ---------

Gross Profit ...............................         29,889          32,835

Selling, General and Administrative Expenses          4,867           5,078
                                                  ---------       ---------

Income From Operations .....................         25,022          27,757

Non-Operating Income / Expense:
   Interest income, net ....................          1,307           1,840
   Miscellaneous expense, net ..............          2,057           1,313
                                                  ---------       ---------
                                                       (750)            527

Income Before Provision for Income Taxes ...         24,272          28,284

Provision for Income Taxes .................          8,315           9,829
                                                  ---------       ---------

Net Income .................................      $  15,957       $  18,455
                                                  =========       =========

Earnings Per Share - Basic .................      $    0.62       $    0.70
                                                  =========       =========

Earnings Per Share - Diluted ...............      $    0.61       $    0.70
                                                  =========       =========


Dividends Declared Per Share ...............      $    0.10       $    0.09
                                                  =========       =========


See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

             (Dollars in thousands, except par value and share data)



                                                                                  March 31           December 31
                           ASSETS                                                   2001                2000
                                                                                ------------         -----------
                                                                                (Unaudited)
Current Assets:
   Cash and cash equivalents ...............................................     $  99,055            $  93,503
   Accounts receivable, net ................................................       103,718               88,722
   Inventories .............................................................        55,514               56,340
   Deferred income tax .....................................................         4,416                4,416
   Other current assets ....................................................         6,787                2,598
                                                                                 ---------            ---------
         Total current assets ..............................................       269,490              245,579

Property, Plant and Equipment, net .........................................       224,515              218,713
Other Long-term Assets .....................................................        27,753               27,372
                                                                                 ---------            ---------

Total Assets ...............................................................     $ 521,758            $ 491,664
                                                                                 =========            =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ........................................................     $  42,995            $  42,775
   Accrued liabilities .....................................................        47,915               31,907
   Current portion capitalized leases ......................................           255                  340
                                                                                 ---------            ---------
         Total current liabilities .........................................        91,165               75,022

Deferred Income Taxes ......................................................         5,164                4,768
Other Long-term Liabilities ................................................        12,464               12,555
Shareholders' Equity
   Preferred stock, par value $25.00,
      1,000,000 shares authorized, none issued .............................          --                   --
   Common stock, par value $.50,
      100,000,000 shares authorized ........................................        12,942               12,920
   Additional paid-in capital ..............................................           769                 --
   Accumulated other comprehensive income (loss) ...........................       (21,827)             (21,310)
   Retained earnings .......................................................       421,081              407,709
                                                                                 ---------            ---------
         Total shareholders' equity ........................................       412,965              399,319

Total Liabilities and Shareholders' Equity .................................     $ 521,758            $ 491,664
                                                                                 =========            =========


See accompanying Notes to Consolidated Condensed Financial Statements

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                             (Dollars in thousands)

                                                                                           Three Months Ended March 31
                                                                                          2001                      2000
                                                                                      -------------             -------------

Net Cash Provided by Operating Activities ......................................        $  19,979                 $  11,090

Cash Flows from Financing Activities:

   Repurchases of common stock .................................................             (209)                   (9,041)
   Cash dividends paid .........................................................           (2,584)                   (2,383)
   Payments of capitalized leases ..............................................             --                         (82)
   Stock options exercised .....................................................            1,000                        79
                                                                                        ---------                 ---------

      Net Cash Used in Financing Activities ....................................           (1,793)                  (11,427)
                                                                                        ---------                 ---------

Cash Flows from Investing Activities:

   Additions to property, plant and equipment ..................................          (12,634)                   (9,623)
   Proceeds from sale of property, plant and equipment .........................             --                          18
                                                                                        ---------                 ---------

      Net Cash Used in Investing Activities ....................................          (12,634)                   (9,605)
                                                                                        ---------                 ---------

Net Increase (Decrease) in Cash and Cash Equivalents ...........................            5,552                    (9,942)

Cash and Cash Equivalents at Beginning of Period ...............................           93,503                   108,081
                                                                                        ---------                 ---------

Cash and Cash Equivalents at End of Period .....................................        $  99,055                 $  98,139
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

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                    (Dollars in thousand, except share data)


                                          Common Stock                                           Accumulated
                                  -----------------------------   Additional                        Other
                                   Number of                        Paid-In         Retained     Comprehensive
                                     Shares          Amount         Capital         Earnings      Income (Loss)      Total
                                  ------------    -------------   -----------     ------------    -------------   -----------
Balances at
       December 31, 2000           25,840,114     $    12,920     $         0     $   407,709     $   (21,310)    $   399,319

Comprehensive income:
Net income                               --              --              --            15,957            --            15,957
Other comprehensive income:
    Foreign currency
         hedging activities              --              --              --              --            (1,001)         (1,001)
    Foreign currency
         translation adjustments         --              --              --              --               743             743
    Unrealized loss on
         marketable securities           --              --              --              --              (259)           (259)
Comprehensive income                     --              --              --              --              --            15,440

Cash dividends declared
     ($.10/share)                        --              --              --            (2,585)           --            (2,585)

Repurchases of
     common stock                      (6,305)             (3)           (206)           --              --              (209)

Stock options exercised,
     including related
     tax benefit                       50,175              25             975            --              --             1,000
                                  -----------     -----------     -----------     -----------     -----------     -----------

Balances at
     March 31, 2001                25,883,984     $    12,942     $       769     $   421,081     $   (21,827)    $   412,965
                                  ===========     ===========     ===========     ===========     ===========     ===========


See accompanying Notes to Consolidated Condensed Financial Statements

                    SUPERIOR INDUSTRIES INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                                   (UNAUDITED)


1.   Nature of Operations

     Headquartered in Van Nuys, California, our principal business is the design and manufacture of motor vehicle parts and accessories for sale to original equipment manufacture (OEM) and the automotive aftermarket, on an integrated one-segment basis. We are one of the largest suppliers of cast and forged aluminum wheels to the world's leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary. Customers in North America represent the principal market for our products, with approximately 6.5% of our products being exported to international customers or delivered to their assembly operations in the United States.

     We are also making steady progress in building our position in the rapidly growing market for aluminum suspension and related underbody components to compliment our OEM aluminum wheel business. We acquired a dedicated manufacturing facility in Heber Springs, Arkansas, to accommodate our aluminum components manufacturing operations, which we expanded to accommodate the projected sales volume of the components business. We have won contracts to manufacture numerous suspension and underbody components for certain 2002, 2003 and 2004 model year vehicles, including upper and lower control arm bracket assemblies, suspension brackets and knuckles. Senior manufacturing, engineering and marketing personnel have been hired and we are entering the manufacturing testing stage of the pre-production process and expect to be operational and shipping product during 2001.

     General Motors and Ford represented approximately 90% of our annual sales in 2000. Although the loss of all or a substantial portion of our sales to either or both of these two customers would have a significant adverse impact on our financial results (unless the lost volume could be replaced), we do not believe this represents a material risk due to excellent long-term relationships with both, including multi-year contractual arrangements. We also manufacture aluminum wheels for DaimlerChrysler, BMW, Volkswagen, Audi, Land Rover, MG Rover, Toyota, Mazda, Mitsubishi, Nissan and Isuzu.

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

                                 MARCH 31, 2001

                                   (UNAUDITED)


2.   Presentation of Consolidated Condensed Financial Statements

     During interim periods, Superior Industries International, Inc. and its subsidiaries follow the accounting policies set forth in its Annual Report to Shareholders and apply appropriate interim financial reporting standards, as indicated below. Users of financial information produced for interim periods are encouraged to refer to the notes contained in the 2000 Annual Report to Shareholders when reviewing interim financial results.

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

     In our opinion, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Securities and Exchange Commission's requirements of Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair presentation of i) the consolidated condensed statements of income for the three months ended March 31, 2001 and 2000, ii) the consolidated condensed balance sheets at March 31, 2001 and December 31, 2000, iii) the consolidated condensed statements of cash flows for the three months ended March 31, 2001 and 2000, and iv) the consolidated condensed statements of shareholders' equity at March 31, 2001 and December 31, 2000.


3.   Earnings Per Share

     Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period, or 25,863,000 and 26,259,000 for the three months ended March 31, 2001 and 2000, respectively. For purposes of calculating "diluted" earnings per share, net income is divided by the total of the weighted averaged shares outstanding plus the dilutive effect of our outstanding stock options ("common stock equivalents"), or 26,257,000 and 26,364,000 for the three months ended March 31, 2001 and 2000, respectively.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                                 MARCH 31, 2001



4.   Hedging Activities

     Effective January 1, 2001, we adopted the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This FAS establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designed in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designed as a fair value hedge, the changes in the fair value of the derivative and of the hedge item attributable to the hedge risk are recognized in earnings. If the derivative is designed as a cash flow hedge, the effective portions of change in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedge item affects earnings.

     We have foreign operations in Mexico and Hungary, which on occasion require the transfer of funds denominated in their respective functional currencies
     - the Mexican peso and the German deutsche mark. Our primary risk exposure relating to derivative financial instruments results from the use of foreign currency forward contracts, which expire within one year, to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations.


5.   Accounts Receivable

     The components of accounts receivable are as follows:
     (Thousands of Dollars)


                                                                 March 31,            December 31,
                                                                    2001                  2000
                                                                ------------          ------------
                                                                (Unaudited)
     Accounts Receivable:
         Trade                                                   $  79,424              $  63,528
         Other                                                      25,584                 26,480
                                                                 ---------              ---------
                                                                   105,008                 90,008
     Allowance for Doubtful Accounts                                (1,290)                (1,286)
                                                                 ---------              ---------
                                                                 $ 103,718              $  88,722


                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                                 MARCH 31, 2001



6.   Inventories

     The components of inventories are as follows:
     (Thousands of Dollars)


                                                           March 31,           December 31,
                                                             2001                  2000
                                                         ------------          ------------
                                                          (Unaudited)
     Raw materials                                        $ 13,711               $ 17,971
     Work in process                                        14,135                 12,746
     Finished goods                                         27,668                 25,623
                                                          --------               --------
                                                          $ 55,514               $ 56,340


7.   Property, Plant and Equipment

     The components of property, plant and equipment are as follows:
     (Thousands of Dollars)


                                                         March 31,             December 31,
                                                           2001                   2000
                                                       -----------             -----------
                                                       (Unaudited)
     Land and buildings                                 $   53,928             $   53,792

     Machinery and equipment                               331,872                328,477
     Leasehold improvements and others                       6,281                  6,223
     Construction in progress                               85,310                 76,272
                                                        ----------             ----------
                                                           477,391                464,764
     Accumulated depreciation                             (252,876)              (246,051)
                                                        ----------             ----------
                                                        $  224,515             $  218,713


     Depreciation expense was $6.9 million for the three month periods ended March 31, 2001 and 2000.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                                 MARCH 31, 2001

                                   (UNAUDITED)


8.   Contingencies

     We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, we believe all such matters are adequately provided for, covered by insurance or, if not so covered or provided for, are without merit, or involve such amounts that would not materially adversely affect our consolidated results of operations and cash flows or financial position.

     When market conditions warrant, we will enter into contracts to purchase certain commodities used in the manufacture of our products. Any such commodities are expected to be purchased and used over a reasonable period of time, in the normal course of business.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

For the first quarter of 2001, we set new first quarter records for unit shipments and net sales. Our consolidated net sales increased $10.7 million, or 6.9%, to $166.1 million from $155.4 million in the first quarter a year ago. OEM net sales increased $12.7 million, or 8.4%, to $164.9 million compared to $152.2 million in the 2000 period, while OEM unit shipments for the same period increased 4.3% over the prior year to 3,119,000. Sales dollars in the current period increased at a greater rate than unit shipments due principally to an increase in average selling price related to a shift in mix to larger wheel sizes by the automobile manufacturers.

The increase in OEM unit shipments of 4.3% compares favorably to a decrease of 14% in North American vehicle production of light trucks and passenger cars during the same period, indicating further gains in market share. For the model year 1999, industry-wide aluminum wheel installation rates were reported by Ward's Automotive Year 2000 to have increased to 54%, continuing a long-term upward trend. Shipments to international customers were approximately 6.5% of total OEM unit shipments for the quarter.

Gross profit for the quarter decreased to $29.9 million, or 18.0% of net sales, compared to $32.8 million, or 21.1% of net sales, for the same period a year ago. The decreased gross profit in the first quarter of 2001 was due principally to energy costs, which were higher in the current period by approximately $3.8 million, and to decreased demand for chrome plated and polished wheels.

Selling, general and administrative expenses for the first quarter of 2001 were $4.9 million, or 2.9% of net sales in 2001 compared to $5.1 million, or 3.3% of net sales in 2000, which indicates a consistent selling, general and administrative expense trend.

Operating income for the first quarter decreased $2.7 million, or 9.9%, to $25.0 million from $27.7 million in the same period a year ago. Accordingly, the operating income margin for the first quarter of 2001 was 15.1% of net sales compared to 17.9% of net sales in the same period in 2000.

Interest income for the first quarter decreased to $1.3 million from $1.8 million a year ago, with the decline attributed primarily to a reduction of $30.5 million in cash invested during the period. Miscellaneous expense for the first quarter 2001 included approximately $3.0 million, related to pre-production losses of our second wheel manufacturing plant in Chihuahua, Mexico and start-up costs related to our aluminum automotive component business. Partially offsetting these expenses, was our share of the equity earnings of our 50 percent owned joint venture in Hungary, or $0.9 million. For the same period a year ago, miscellaneous expenses included an equity loss of $0.9 million from this joint venture and start-up expenses of approximately $0.3 million for our aluminum component business.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



As a result of the above, net income for the quarter decreased $2.5 million, or 13.5%, to $16.0 million, or 9.6% of net sales, from $18.5 million, or 11.9% of net sales last year. Diluted earnings per share for the first quarter of 2001 was $0.61, a decrease of 12.9% from the $0.70 per diluted share in the same period a year ago.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $20.0 million for the three months ended March 31, 2001, compared to $11.1 million for the same period a year ago. The $2.5 million decrease in 2001 net income was offset by a lower funding requirement for working capital, due principally to a more favorable net change in inventories, accounts payable and the current income tax liability versus the same period a year ago.

Our principal financing activities during the three months ended March 31, 2001 were to repurchase 6,300 shares of our common stock for $0.2 million, pursuant to a 4.0 million share repurchase plan authorized in the first quarter of 2000, and to pay cash dividends on our common stock totaling $2.6 million. Similar financing activities during the same period a year ago were for $9.0 million to repurchase common stock and $2.4 million to pay cash dividends.

The principal investing activity during the three month period ended March 31, 2001 was funding $12.6 million of capital expenditures principally for the new components business located in Heber Springs, Arkansas and the new Chihuahua, Mexico wheel plant. Similar investment activities during the same period a year ago included $9.6 million of capital expenditures.

Working capital and the current ratio were $178.3 million and 3.0:1 versus $170.6 million and 3.3:1 at March 31, 2001 and December 31, 2000, respectively, and $183.9 million and 2.9:1, respectively, at March 31, 2000. Cash and short-term investments as of March 31, 2001 were $99.1 million compared to $93.5 million at December 31, 2000 and $98.1 million at March 31, 2000. Our cash position is forecasted to be more than sufficient to fund our working capital and capital investment requirements for the remainder of the year.


RISK MANAGEMENT

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products, such as our aluminum suspension and related underbody components. Where practicable, we attempt to reduce risks and uncertainties, such as through the use of certain derivative financial instruments.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


We have foreign operations in Mexico and Hungary, which on occasion require the transfer of funds denominated in their respective functional currencies - the Mexican peso and the German deutsche mark. Our primary risk exposure relating to derivative financial instruments results from the use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations.

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, electricity and environmental emission credits. Any such commodity commitments are expected to be purchased and used over a reasonable period of time, in the normal course of business.


HEDGING ACTIVITIES

At March 31, 2001, we held open foreign currency German deutsche mark forward contracts totaling $19.2 million. The adoption of FAS 133 on January 1, 2001 resulted in a cumulative unrealized loss for the first quarter of 2001 of $1.0 million included in other comprehensive income and accrued expenses.


EURO CURRENCY

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, ("the euro"). The former currencies of the participating countries are scheduled to remain legal tender as denominations of the euro until January 1, 2002 when the euro will be adopted as the sole legal currency.

We have evaluated the potential impact of the euro on our joint venture in Hungary, with the functional currency the German deutsche mark, and the impact on exchange costs and currency exchange rate risks. The conversion to the euro is not expected to have a material impact on our operations or financial position.


INFLATION

Inflation did not have a material impact on our results of operations or financial condition for the first quarter of 2001. We believe that purchase commitments and the majority of our customer contracts are structured to minimize the impact of changes caused by inflation.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NEW ACCOUNTING STANDARDS

In 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" ("FAS 132"), No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), and No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("FAS 137"), which delays implementation of FAS No. 133 until periods beginning after December 31, 2000. Implementation of the disclosure requirements of FAS 132 and adoption of FAS 133 in the first quarter of fiscal year 2001 did not have a material effect on our consolidated financial statements.


FORWARD LOOKING STATEMENTS

     Our disclosures and analysis in this report, which are not historical in nature, are forward looking statements. Forward looking statements give our current expectations or forecasts of future events. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results. Although we believe that our expectations and beliefs are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that our actual results will not differ materially from our expectations or beliefs. Forward looking statements regarding our future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward looking statements, due to a variety of factors. Factors that may impact such forward looking statements include, among others, changes in the condition of the industry, a general downturn in the economy, increased energy cost, changes in government policy or regulation, the success of our strategic and operating plans, our ability to attract or retain key employees, unforeseen costs and other effects related to legal proceedings. These statements are provided as permitted by the Private Securities Legislation Act of 1995. We undertake no obligation to update publicly any forward looking statement, whether as a result of new information, future events or otherwise.

                     SUPERIOR INDUSTRIES INTERNATIONAL, INC.

                           PART II - OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K




a)   Exhibits: There are no exhibits being filed with this report.

b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended March 31, 2001.









                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)



Date     5/11/01           /s/ Louis L. Borick
         --------          -----------------------------------
                                 Louis L. Borick
                           President and Chairman of the Board



Date     5/11/01           /s/ R. Jeffrey Ornstein
         -------           -----------------------------------
                               R. Jeffrey Ornstein
                              Vice President and CFO