Form 10-Q
period 2001-06-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2001-08-10
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from
_________ to _________

Commission file number 1-6615

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-2594729 (I.R.S. Employer Identification No.)

7800 Woodley Avenue Van Nuys, California (Address of principal executive offices)	91406 (Zip Code)

(818) 781-4973
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES   [X]   NO   [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class of Common Stock	Outstanding at July 31, 2001

$.50 Par Value	25,938,934

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2001

Page

Part I — Financial Information

Item 1 - Financial Statements

Consolidated Condensed Statements of Income	1

Consolidated Condensed Balance Sheets	2

Consolidated Condensed Statements of Cash Flows	3

Consolidated Condensed Statements of Shareholders’ Equity	4

Notes to Consolidated Condensed Financial Statements	5

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Part II — Other Information

Item 4 - Submission of Matters to a Vote of Security Holders	14

Item 6 - Exhibits and Reports on Form 8-K	15

Signatures	15

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)
(Dollars in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Net Sales	$161,907	$175,817	$328,000	$331,207

Cost of Sales	137,074	137,309	273,278	259,865

Gross Profit	24,833	38,508	54,722	71,342

Selling, General and Administrative Expenses	4,876	5,317	9,743	10,395

Income From Operations	19,957	33,191	44,979	60,947

Non-Operating Income / Expense:

Interest income, net	1,464	1,740	2,771	3,580

Miscellaneous expense, net	1,109	1,366	3,166	2,678

Income Before Provision for Income Taxes	20,312	33,565	44,584	61,849

Provision for Income Taxes	6,956	11,664	15,271	21,493

Net Income	$13,356	$21,901	$29,313	$40,356

Earnings Per Share — Basic	$0.52	$0.84	$1.13	$1.54

Earnings Per Share — Diluted	$0.51	$0.83	$1.11	$1.53

Dividends Declared Per Share	$0.11	$0.10	$0.21	$0.19

See accompanying Notes to Consolidated Condensed Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except par value and share data)

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$94,747	$93,503

Accounts receivable, net	99,631	88,722

Inventories	65,979	56,340

Deferred income taxes	4,416	4,416

Other current assets	4,688	2,598

Total current assets	269,461	245,579

Property, Plant and Equipment, net	231,855	218,713

Other Long-term Assets	29,091	27,372

Total Assets	$530,407	$491,664

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$39,436	$42,775

Accrued liabilities	44,705	31,907

Current portion of capitalized leases	170	340

Total current liabilities	84,311	75,022

Deferred Income Taxes	6,876	4,768

Long-term Liabilities	12,363	12,555

Shareholders’ Equity

Preferred stock, par value $25.00, 1,000,000 shares authorized, none issued	—	—

Common stock, par value $.50, 100,000,000 shares authorized	12,959	12,920

Additional paid-in capital	1,391	—

Accumulated other comprehensive income (loss)	(19,077)	(21,310)

Retained earnings	431,584	407,709

Total shareholders’ equity	426,857	399,319

Total Liabilities and Shareholders’ Equity	$530,407	$491,664

See accompanying Notes to Consolidated Condensed Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,

	2001	2000

Net Cash Provided by Operating Activities	$32,173	$31,378

Cash Flows from Financing Activities:

Repurchases of common stock	(533)	(15,566)

Cash dividends paid	(5,173)	(4,734)

Other, net	1,963	422

Net Cash Used in Financing Activities	(3,743)	(19,878)

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(27,186)	(30,240)

Other, net	—	54

Net Cash Used in Investing Activities	(27,186)	(30,186)

Net Increase (Decrease) in Cash and Cash Equivalents	1,244	(18,686)

Cash and Cash Equivalents at Beginning of Period	93,503	108,081

Cash and Cash Equivalents at End of Period	$94,747	$89,395

See accompanying Notes to Consolidated Condensed Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)
(Dollars in thousands, except share data)

	Common Stock				Accumulated
			Additional		Other
	Number of		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balances at December 31, 2000	25,840,114	$12,920	$0	$407,709	$(21,310)	$399,319

Comprehensive income:

Net income	—	—	—	29,313	—	29,313

Other comprehensive income:

Foreign currency hedging activities	—	—	—	—	(1,137)	(1,137)

Foreign currency translation adjustment	—	—	—	—	3,547	3,547

Unrealized loss on marketable securities	—	—	—	—	(177)	(177)

Comprehensive income	—	—	—	—	—	31,546

Cash dividends declared ($.21/share)	—	—	—	(5,438)	—	(5,438)

Repurchases of common stock	(15,305)	(8)	(525)	—	—	(533)

Stock options exercised, including related tax benefit	93,800	47	1,916	—	—	1,963

Balances at June 30, 2001	25,918,609	$12,959	$1,391	$431,584	$(19,077)	$426,857

See accompanying Notes to Consolidated Condensed Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2001

(Unaudited)

1.	Nature of Operations

Headquartered in Van Nuys, California, our principal business is the design and manufacture of motor vehicle parts and accessories for sale to original equipment manufactures (OEM) and the automotive aftermarket, on an integrated one-segment basis. We are one of the largest suppliers of cast and forged aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary. Customers in North America represent the principal market for our products, with approximately 6 – 9% of our products being exported to international customers or delivered to their assembly operations in the United States.

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

General Motors and Ford represented approximately 94% of our annual sales in 2000. Although the loss of all or a substantial portion of our sales to either or both of these two customers would have a significant adverse impact on our financial results (unless the lost volume could be replaced), we do not believe this represents a material risk due to excellent long-term relationships with both, including multi-year contractual arrangements. We also manufacture aluminum wheels for DaimlerChrysler, BMW, Volkswagen, Audi, Land Rover, MG Rover, Toyota, Mazda, Mitsubishi, Nissan and Isuzu.

The availability and demand for aluminum wheels are subject to unpredictable factors, such as changes in the general economy, the automobile industry, the price of gasoline and consumer interest rates. The raw materials used in producing our products are readily available and are obtained through numerous suppliers with whom we have established trade relations.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2001
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

In our opinion, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Securities and Exchange Commission’s requirements of Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair presentation of i) the consolidated condensed statements of income for the three and six months ended June 30, 2001 and 2000, ii) the consolidated condensed balance sheets at June 30, 2001 and December 31, 2000, iii) the consolidated condensed statements of cash flows for the six months ended June 30, 2001 and 2000, and iv) the consolidated condensed statements of shareholders’ equity at December 31, 2000 and for the six months ended June 30, 2001.

3.	Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period, or 25,898,000 and 26,070,000 for the three months ended June 30, 2001 and 2000 and 25,876,000 and 26,165,000 for the six months ended June 30, 2001 and 2000, respectively. For purposes of calculating “diluted” earnings per share, net income is divided by the total of the weighted averaged shares outstanding plus the dilutive effect of our outstanding stock options (“common stock equivalents”), or 26,383,000 and 26,322,000 for the three months ended June 30, 2001 and 2000 and 26,321,000 and 26,349,000 for the six months ended June 30, 2001 and 2000, respectively.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2001

4.	Hedging Activities

Effective January 1, 2001, we adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). This FAS establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designed in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designed as a fair value hedge, the changes in the fair value of the derivative and of the hedge item attributable to the hedge risk are recognized in earnings. If the derivative is designed as a cash flow hedge, the effective portions of change in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statements of income when the hedge item affects earnings.

We have foreign operations in Mexico and Hungary, which on occasion require the transfer of funds denominated in their respective functional currencies — the Mexican peso and the German deutsche mark. Our primary risk exposure relating to derivative financial instruments results from the use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations.

5.	Accounts Receivable

The components of accounts receivable are as follows:

(Thousands of Dollars)

	June 30,	December 31,
	2001	2000

	(Unaudited)
Accounts Receivable:

Trade	$76,081	$63,528

Other	24,830	26,480

	100,911	90,008

Allowance for Doubtful Accounts	(1,280)	(1,286)

	$99,631	$88,722

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2001

6.	Inventories

The components of inventories are as follows:

(Thousands of Dollars)

	June 30,	December 31,
	2001	2000

	(Unaudited)
Raw materials	$20,161	$17,971

Work in process	14,022	12,746

Finished goods	31,796	25,623

	$65,979	$56,340

7.	Property, Plant and Equipment

The components of property, plant and equipment are as follows:

(Thousands of Dollars)

	June 30,	December 31,
	2001	2000

	(Unaudited)
Land and buildings	$56,990	$53,792

Machinery and equipment	336,352	328,477

Leasehold improvements and others	6,283	6,223

Construction in progress	90,866	76,272

	490,491	464,764

Accumulated depreciation	(258,636)	(246,051)

	$231,855	$218,713

Depreciation expense was $7.2 million and $5.8 million for the three month periods ended June 30, 2001 and 2000, respectively, and $14.1 million and $12.7 million for the six month periods ended June 30, 2001 and 2000, respectively.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2001
(Unaudited)

8.	Contingencies

We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, we believe all such matters are adequately provided for by appropriate reserves, covered by insurance, are without merit, or involve such amounts that would not materially adversely affect our consolidated results of operations and cash flows or financial position.

When market conditions warrant, we will enter into contracts to purchase certain commodities used in the manufacture of our products. Any such commodities are expected to be purchased and used over a reasonable period of time, in the normal course of business.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

For the second quarter of 2001, our consolidated net sales decreased $13.9 million, or 7.9%, to $161.9 million from $175.8 million in the second quarter a year ago. OEM net sales decreased $12.6 million, or 7.3%, to $160.2 million compared to $172.8 million in the 2000 period, while OEM unit shipments for the same period decreased 7.0% from the prior year. The lower unit shipments in the current period reflect the continuing production schedule declines at our major customers, including several plant shutdowns by Ford, due to their tire recall.

The decrease in OEM unit shipments of 7.0% compares favorably to our major customers, Ford and GM, where production of light trucks and passenger cars during the same period declined 11%. For the model year 1999, industry-wide aluminum wheel installation rates were reported by Ward’s Automotive Year 2000 to have increased to 54%, continuing a long-term upward trend. Shipments to international customers were approximately 6.7% of total OEM unit shipments for the quarter.

Gross profit for the quarter decreased to $24.8 million, or 15.3% of net sales, compared to $38.5 million, or 21.9% of net sales, for the same period a year ago. The decreased gross profit in the second quarter of 2001 was due principally to decreased unit shipments, causing a higher percentage of fixed costs to be expensed, as a result of both a decrease in production and an increase in plant capacity versus the same period a year ago. In addition, gross profit was reduced by increased energy costs of $2.2 million and product mix shifts.

Selling, general and administrative expenses for the second quarter of 2001 were $4.9 million, or 3.0% of net sales compared to $5.3 million, or 3.0% of net sales in 2000, which indicates a consistent selling, general and administrative expense trend.

The resulting operating income for the second quarter decreased $13.2 million, or 39.9%, to $20.0 million from $33.2 million in the same period a year ago. Accordingly, the operating income margin for the second quarter of 2001 was 12.3% of net sales compared to 18.9% of net sales in the same period in 2000.

Interest income for the second quarter decreased to $1.5 million from $1.8 million in the same period a year ago, with the decline attributed primarily to lower interest rates from a year ago. Miscellaneous expense for the second quarter 2001 included approximately $2.5 million, related to pre-production losses of our second wheel manufacturing plant in Chihuahua, Mexico and start-up costs related to our aluminum automotive component business. Partially offsetting these expenses, was our share of the equity earnings of our 50 percent owned joint venture in Hungary, or $1.6 million.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As a result of the above, net income for the quarter decreased $8.5 million, or 39.0%, to $13.4 million, or 8.2% of net sales, from $21.9 million, or 12.5% of net sales last year. Diluted earnings per share for the second quarter of 2001 was $0.51, a decrease of 38.6% from the $0.83 per diluted share in the same period a year ago.

Liquidity and Capital Resources

Net cash provided by operating activities was $32.2 million for the six months ended June 30, 2001, compared to $31.4 million for the same period a year ago. The $11.0 million decrease in 2001 net income was offset by a lower funding requirement for working capital, due principally to more favorable net changes in accounts receivable and accrued expenses, partially offset by a higher requirement for accounts payable.

Financing activities during the six months ended June 30, 2001 included the payment of cash dividends on our common stock, totaling $5.2 million, and the repurchase of 15,305 shares of our common stock for $0.5 million, pursuant to a 4.0 million share repurchase plan authorized in the first quarter of 2000. Similar financing activities during the same period a year ago were for $15.6 million to repurchase common stock and $4.7 million to pay cash dividends.

The principal investing activity during the six month period ended June 30, 2001 was funding $27.2 million of capital expenditures principally for the new Chihuahua, Mexico wheel plant and the new components business located in Heber Springs, Arkansas. Similar investment activities during the same period a year ago included $30.2 million of capital expenditures.

Working capital and the current ratio were $185.2 million and 3.2:1 versus $170.6 million and 3.3:1 at June 30, 2001 and December 31, 2000, respectively, and $179.6 million and 2.8:1, at June 30, 2000. Cash and short-term investments as of June 30, 2001 were $94.7 million compared to $93.5 million at December 31, 2000 and $89.4 million at June 30, 2000. Our cash position is forecasted to be more than sufficient to fund our working capital and capital investment requirements for the remainder of the year.

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We have foreign operations in Mexico and Hungary, which on occasion require the transfer of funds denominated in their respective functional currencies — the Mexican peso and the German deutsche mark. Our primary risk exposure relating to derivative financial instruments results from the use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations.

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, electricity and environmental emission credits. Any such commodity commitments are expected to be purchased and used over a reasonable period of time, in the normal course of business.

Hedging Activities

At June 30, 2001, we held open foreign currency German deutsche mark forward contracts totaling $35.3 million. The adoption of FAS 133 on January 1, 2001 resulted in a cumulative unrealized loss for the six months ended June 30, 2001 of $1.1 million, which is included in other comprehensive income and accrued expenses.

Euro Currency

On January 1, 1999, eleven of fifteen member countries of the European Union (“EU”) established fixed conversion rates between their existing currencies and the EU’s common currency, (the “euro”). During a transition period from January 1, 1999 to June 30, 2002, non-cash transactions may be denominated in either euros or the existing currencies of the EU participants. Euro currency will not be issued until January 1, 2002, and on June 30, 2002, all national currencies of the EU participant’s countries will become obsolete.

We have evaluated the potential impact of the euro on our joint venture in Hungary, with the functional currency the German deutsche mark, and the impact on exchange costs and currency exchange rate risks. The conversion to the euro is not expected to have a material impact on our operations or financial position. The joint venture’s business operating software is currently being upgraded, and we expect the system to be completely euro compliant by the mandatory conversion date.

Inflation

Inflation did not have a material impact on our results of operations or financial condition for the second quarter of 2001, but there can be no assurance that our business will not be affected by inflation in the future. We believe that purchase commitments and the majority of our customer contracts are structured to minimize the impact of changes caused by inflation.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 141, “Business Combinations” (“FAS 141”), and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits use of the pooling-of-interest method. FAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. FAS 142 is effective January 1, 2002. We do not anticipate the adoption of FAS 141 and FAS 142 to have a material effect on our consolidated financial statements.

Forward Looking Statements

Our disclosures and analysis in this report, which are not historical in nature, are forward looking statements. Forward looking statements give our current expectations or forecasts of future events. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results. Although we believe that our expectations and beliefs are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that our actual results will not differ materially from our expectations or beliefs. Forward looking statements regarding our future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward looking statements, due to a variety of factors. Factors that may impact such forward looking statements include, among others, changes in the condition of the industry, a general downturn in the economy, increased energy costs, changes in government policy or regulation, the success of our strategic and operating plans, our ability to attract or retain key employees, unforeseen costs and other effects related to legal proceedings. These statements are provided as permitted by the Private Securities Legislation Act of 1995. We undertake no obligation to update publicly any forward looking statement, whether as a result of new information, future events or otherwise.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 11, 2001, for the purpose of electing two Directors and ratifying the adoption of an amendment to the Superior Industries International, Inc. 1993 Stock Option Plan to increase the shares available for grant by 500,000 shares. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation. There were 25,888,984 shares of our common stock issued, outstanding and entitled to vote as of the record date, March 14, 2001. There were present at the meeting, in person or by proxy, the holders of 23,135,281 shares, representing 89% of the total shares outstanding and entitled to vote at the meeting. Accordingly, 2,753,703 shares, or 11% of this total, were not voted.

All of management’s nominees for Director as listed in the proxy statement were elected with the following vote:

	Shares	Shares
Nominee	Voted For	Withheld

Sheldon I. Ausman	22,965,289	169,992

V. Bond Evans	22,966,310	168,971

The following incumbent Directors will have their terms of office expire as of the date of the Annual Meeting of Stockholders in the years indicated below:

Incumbent Director	Year

Louis L. Borick	2002

Raymond C. Brown	2002

Steven J. Borick	2002

Jack H. Parkinson	2003

Philip W. Colburn	2003

R. Jeffrey Ornstein	2003

The amendment to the 1993 Stock Option Plan to increase the number of shares of Common Stock available for grant by 500,000 shares passed by the following vote:

Shares Voted “For”	17,258,365

Shares Voted “Against”	5,709,341

Shares “Abstain”	167,575

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART II — OTHER INFORMATION (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits: There are no exhibits being filed with this report.

b)	Reports on Form 8-K — There were no reports on Form 8-K filed during the three months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC
(Registrant)

Date	8/10/01	/s/ Louis L. Borick

Louis L. Borick
President and Chairman of the Board

Date	8/10/01	/s/ R. Jeffrey Ornstein

R. Jeffrey Ornstein
Vice President and CFO