Form 10-Q
period 2001-09-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2001-11-13
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Class of Common Stock	Outstanding at October 31, 2001

$.50 Par Value	25,899,484

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
SIGNATURES

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001

Page

Part I — Financial Information
Item 1 - Financial Statements
Consolidated Condensed Statements of Income	1
Consolidated Condensed Balance Sheets	2
Consolidated Condensed Statements of Cash Flows	3
Consolidated Condensed Statements of Shareholders’ Equity	4
Notes to Consolidated Condensed Financial Statements	5
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Part II — Other Information
Item 6 - Exhibits and Reports on Form 8-K	14
Signatures	14

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)
(Dollars in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Net Sales	$146,417	$144,813	$474,417	$476,020
Cost of Sales	123,998	114,295	397,276	374,160

Gross Profit	22,419	30,518	77,141	101,860
Selling, General and Administrative Expenses	4,804	5,010	14,547	15,405

Income From Operations	17,615	25,508	62,594	86,455
Non-Operating Income / Expense:
Interest income, net	774	2,017	3,545	5,597
Miscellaneous expense, net	2,104	1,118	5,270	3,796

Income Before Provision for Income Taxes	16,285	26,407	60,869	88,256
Provision for Income Taxes	5,577	9,176	20,848	30,669

Net Income	$10,708	$17,231	$40,021	$57,587

Earnings Per Share — Basic	$0.41	$0.67	$1.55	$2.21

Earnings Per Share — Diluted	$0.41	$0.66	$1.52	$2.19

Dividends Declared Per Share	$0.11	$0.10	$0.32	$0.29

See accompanying Notes to Consolidated Condensed Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except par value and share data)

	September 30	December 31
	2001	2000

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$102,710	$93,503
Accounts receivable, net	101,658	88,722
Inventories	66,172	56,340
Deferred income taxes	4,416	4,416
Other current assets	5,695	2,598

Total current assets	280,651	245,579
Property, Plant and Equipment, net	224,860	218,713
Other Long-term Assets	30,264	27,372

Total Assets	$535,775	$491,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,270	$42,775
Accrued liabilities	45,539	31,907
Current portion of capitalized leases	85	340

Total current liabilities	85,894	75,022
Deferred Income Taxes	5,139	4,768
Long-term Liabilities	12,265	12,555
Shareholders’ Equity:
Preferred stock, par value $25.00, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.50, 100,000,000 shares authorized	12,949	12,920
Additional paid-in capital	450	—
Accumulated other comprehensive income (loss)	(20,363)	(21,310)
Retained earnings	439,441	407,709

Total shareholders’ equity	432,477	399,319

Total Liabilities and Shareholders’ Equity	$535,775	$491,664

See accompanying Notes to Consolidated Condensed Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,

	2001	2000

Net Cash Provided by Operating Activities	$49,209	$74,227
Cash Flows from Financing Activities:
Repurchases of common stock	(2,076)	(18,661)
Cash dividends paid	(8,026)	(7,326)
Other, net	2,555	477

Net Cash Used in Financing Activities	(7,547)	(25,510)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(32,455)	(72,182)
Proceeds from sale of assets	—	1,130

Net Cash Used in Investing Activities	(32,455)	(71,052)

Net Increase (Decrease) in Cash and Cash Equivalents	9,207	(22,335)
Cash and Cash Equivalents at Beginning of Period	93,503	108,081

Cash and Cash Equivalents at End of Period	$102,710	$85,746

See accompanying Notes to Consolidated Condensed Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)
(Dollars in thousands, except share data)

	Common Stock				Accumulated
			Additional		Other
	Number of		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balances at December 31, 2000	25,840,114	$12,920	$0	$407,709	$(21,310)	$399,319
Comprehensive income:
Net income	—	—	—	40,021	—	40,021
Other comprehensive income:
Foreign currency hedging activities	—	—	—	—	1,004	1,004
Foreign currency translation adjustment	—	—	—	—	212	212
Unrealized loss on marketable securities	—	—	—	—	(269)	(269)
Comprehensive income	—	—	—	—	—	40,968

Cash dividends declared ($.32/share)	—	—	—	(8,289)	—	(8,289)

Repurchases of common stock	(62,505)	(31)	(2,045)	—	—	(2,076)

Stock options exercised, including related tax benefit	120,375	60	2,495	—	—	2,555

Balances at September 30, 2001	25,897,984	$12,949	$450	$439,441	$(20,363)	$432,477

See accompanying Notes to Consolidated Condensed Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

(Unaudited)

1.	Nature of Operations

Headquartered in Van Nuys, California, our principal business is the design and manufacture of motor vehicle parts and accessories for sale to original equipment manufactures (OEM) and the automotive aftermarket on an integrated one-segment basis. We are one of the largest suppliers of cast and forged aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary. Customers in North America represent the principal market for our products, with approximately 6-10% of our products being exported to international customers or delivered to their assembly operations in the United States.

We are also making steady progress in building our position in the rapidly growing market for aluminum suspension and related underbody components to compliment our OEM aluminum wheel business. In 1999, we acquired a dedicated manufacturing facility in Heber Springs, Arkansas, to accommodate our aluminum components manufacturing operations, which we expanded to accommodate the projected sales volume of the components business. We have won contracts to manufacture numerous suspension and underbody components for certain 2002, 2003 and 2004 model year vehicles, including upper and lower control arm bracket assemblies, suspension brackets and knuckles. The manufacturing testing stage of the pre-production process will continue into 2002. However, initial shipments of these products will begin during the fourth quarter of 2001.

General Motors and Ford together represented approximately 90% of our annual sales in 2000. We announced during the third quarter that we were chosen by GM to supply aluminum road wheels for multiple GM vehicle lines over the next several years. We work hard to grow our relationships with our most important customers. Although the loss of all or a substantial portion of our sales to either or both of these two customers would have a significant adverse impact on our financial results (unless the lost volume could be replaced), we do not believe this represents a material risk due to excellent long-term relationships with both, including multi-year contractual arrangements. We also manufacture aluminum wheels for DaimlerChrysler, BMW, Volkswagen, Audi, Land Rover, MG Rover, Toyota, Mazda, Mitsubishi, Nissan and Isuzu.

The availability and demand for aluminum wheels are subject to unpredictable factors, such as changes in national and world politics, the general economy, the world-wide automobile industry, the price of gasoline and consumer interest rates. The raw materials used in producing our products are readily available and are obtained through numerous suppliers with whom we have established trade relations.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2001

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

In our opinion, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Securities and Exchange Commission’s requirements of Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of i) the consolidated condensed statements of income for the three and nine months ended September 30, 2001 and 2000, ii) the consolidated condensed balance sheets at September 30, 2001 and December 31, 2000, iii) the consolidated condensed statements of cash flows for the nine months ended September 30, 2001 and 2000, and iv) the consolidated condensed statements of shareholders’ equity at December 31, 2000 and for the nine months ended September 30, 2001.

3.	Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period, or 25,920,000 and 25,877,000 for the three months ended September 30, 2001 and 2000 and 25,872,000 and 26,059,000 for the nine months ended September 30, 2001 and 2000, respectively. For purposes of calculating “diluted” earnings per share, net income is divided by the total of the weighted average shares outstanding plus the dilutive effect of our outstanding stock options (“common stock equivalents”), or 26,418,000 and 26,136,000 for the three months ended September 30, 2001 and 2000 and 26,336,000 and 26,270,000 for the nine months ended September 30, 2001 and 2000, respectively.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2001

4.	Hedging Activities

Effective January 1, 2001, we adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designed in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designed as a fair value hedge, the changes in the fair value of the derivative and of the hedge item attributable to the hedge risk are recognized in earnings. If the derivative is designed as a cash flow hedge, the effective portions of change in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statements of income when the hedge item affects earnings.

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

At September 30, 2001, we held open foreign currency German deutsche mark forward contracts totaling $26.6 million. The adoption of FAS 133 on January 1, 2001 resulted in a cumulative unrealized gain for the nine months ended September 30, 2001 of $1.0 million, which is included in other comprehensive income and accounts receivable.

5.	Accounts Receivable

     The components of accounts receivable are as follows:

(Thousands of Dollars)
	September 30,	December 31,
	2001	2000

	(Unaudited)
Accounts Receivable:
Trade	$76,682	$63,528
Other	26,053	26,480

	102,735	90,008
Allowance for Doubtful Accounts	(1,077)	(1,286)

	$101,658	$88,722

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2001

6.	Inventories

     The components of inventories are as follows:

(Thousands of Dollars)
	September 30,	December 31,
	2001	2000

	(Unaudited)

Raw materials	$18,698	$17,971
Work in process	13,096	12,746
Finished goods	34,378	25,623

	$66,172	$56,340

7.	Property, Plant and Equipment

     The components of property, plant and equipment are as follows:

(Thousands of Dollars)
	September 30,	December 31,
	2001	2000

	(Unaudited)

Land and buildings	$56,626	$53,792
Machinery and equipment	333,442	328,477
Leasehold improvements and others	6,293	6,223
Construction in progress	88,076	76,272

	484,437	464,764
Accumulated depreciation	(259,577)	(246,051)

	$224,860	$218,713

Depreciation expense was $6.4 million and $6.9 million for the three month periods ended September 30, 2001 and 2000, respectively, and $20.5 million and $19.6 million for the nine month periods ended September 30, 2001 and 2000, respectively.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2001

(Unaudited)

8.	Contingencies

We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, we believe all such matters are adequately provided for by appropriate reserves, covered by insurance, without merit, or involve such amounts that would not materially adversely affect our consolidated results of operations and cash flows or financial position. In addition, several of the foregoing may apply to any particular claim, suit or complaint.

When market conditions warrant, we will enter into contracts to purchase certain commodities used in the manufacture of our products. Any such commodities are expected to be purchased and used over a reasonable period of time, in the normal course of business.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

For the third quarter of 2001, our consolidated net sales increased $1.6 million, or 1.1%, to $146.4 million from $144.8 million in the third quarter a year ago. OEM net sales increased $2.5 million, or 1.8%, to $144.9 million compared to $142.4 million in the 2000 period, while OEM unit shipments for the same period increased 3.2% from the prior year. OEM sales dollars in the current period increased at a lesser rate than unit shipments, due principally to a lower percentage of chrome plated and polished wheels.

The OEM unit shipment increase of 3.2% over the prior year compares favorably to our major customers, Ford and GM, where production of passenger cars and light trucks during the same period declined 22% and 8%, respectively. For the model year 2000, according to Ward’s Automotive Yearbook, industry-wide aluminum wheel penetration continued its long-term upward trend, increasing to 55% from 54% for the model year 1999. Shipments to international customers were approximately 9% of total OEM unit shipments for the quarter, compared to 6% a year ago.

Gross profit for the quarter decreased by $8.1 million to $22.4 million, or 15.3% of net sales, compared to $30.5 million, or 21.1% of net sales, for the same period a year ago. Gross profit in the third quarter of 2001 included a higher percentage of fixed costs being expensed, as a result of both a decrease in U.S. wheel plant production and an increase in plant capacity versus the same period a year ago. Other factors affecting gross margin were the decreased demand for chrome plated and polished wheels and increased energy costs of approximately $0.8 million.

Selling, general and administrative expenses for the third quarter of 2001 were $4.8 million, or 3.3% of net sales, compared to $5.0 million, or 3.5% of net sales in 2000, which indicates a consistent selling, general and administrative expense trend.

The resulting operating income for the third quarter decreased $7.9 million, or 30.9%, to $17.6 million from $25.5 million in the same period a year ago. Accordingly, the operating income margin for the third quarter of 2001 was 12.0% of net sales compared to 17.6% of net sales in the same period in 2000.

Interest income for the third quarter decreased to $0.8 million from $2.0 million in the same period a year ago, with the decline due primarily to a decrease in average rates on cash invested during the current period. Miscellaneous expense for the third quarter 2001 included approximately $2.4 million related to pre-production losses of our second wheel manufacturing plant in Chihuahua, Mexico and start-up costs related to our aluminum automotive component business.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As a result of the above, net income for the quarter decreased $6.5 million, or 37.9%, to $10.7 million, or 7.3% of net sales, from $17.2 million, or 11.9% of net sales last year. Diluted earnings per share for the third quarter of 2001 was $0.41, a decrease of 37.9% from the $0.66 per diluted share in the same period a year ago.

Liquidity and Capital Resources

Net cash provided by operating activities was $49.2 million for the nine months ended September 30, 2001, compared to $74.2 million for the same period a year ago. The $17.6 million decrease in 2001 net income and a higher requirement for accounts payable was offset by a lower funding requirement for working capital, due principally to more favorable net changes in other working capital requirements. In the prior year, the change in accounts payable increased the net cash provided by operations by $27.6 million, due to the high level of capital equipment received during the third quarter and paid in subsequent periods.

Financing activities during the nine months ended September 30, 2001 included the payment of cash dividends on our common stock, totaling $8.0 million, and the repurchase of 62,505 shares of our common stock for $2.1 million, pursuant to a 4.0 million share repurchase plan authorized in the first quarter of 2000. Similar financing activities during the same period a year ago were for $18.7 million to repurchase common stock and $7.3 million to pay cash dividends.

The principal investing activity during the nine month period ended September 30, 2001 was funding $32.5 million of capital expenditures principally for the new Chihuahua, Mexico, wheel plant and the new components business located in Heber Springs, Arkansas. Similar investment activities during the same period a year ago included $72.2 million of capital expenditures.

Working capital and the current ratio were $194.8 million and 3.3:1 versus $170.6 million and 3.3:1 at September 30, 2001 and December 31, 2000, respectively, and $159.7 million and 2.4:1, at September 30, 2000. Cash and short-term investments as of September 30, 2001 were $102.7 million compared to $93.5 million at December 31, 2000 and $85.7 million at September 30, 2000. Our cash position is forecasted to be more than sufficient to fund our working capital and capital investment requirements for the remainder of the year.

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We have foreign operations in Mexico and Hungary what on occasion require the transfer of funds denominated in their respective functional currencies — the Mexican peso and the German deutsche mark. Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations.

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, electricity and environmental emission credits. Any such commodity commitments are expected to be purchased and used over a reasonable period of time, in the normal course of business.

Euro Currency

On January 1, 1999, eleven of fifteen member countries of the European Union (“EU”) established fixed conversion rates between their existing currencies and the EU’s common currency, the “euro”. During a transition period from January 1, 1999 to June 30, 2002, non-cash transactions may be denominated in either euros or the existing currencies of the EU participants. Euro currency will not be issued until January 1, 2002, and on June 30, 2002, all national currencies of the EU participant’s countries will become obsolete.

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

Inflation

Inflation did not have a material impact on our results of operations or financial condition for the third quarter of 2001, but there can be no assurance that our business will not be affected by inflation in the future. We believe that purchase commitments and the majority of our customer contracts are structured to minimize the impact of changes caused by inflation.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits use of the pooling-of-interests method.

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

In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”) and in October 2001, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 143 requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived assets is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with early application encouraged. We are currently reviewing the impact of FAS 143 and FAS 144 on our consolidated financial statements.

Forward Looking Statements

The disclosures and analyses in this report that are not historical in nature are forward looking statements. Forward looking statements give our current expectations or forecasts of future events. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results. Although we believe that our expectations and beliefs are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that our actual results will not differ materially from our expectations or beliefs. Forward looking statements regarding our future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward looking statements, due to a variety of factors. Factors that may impact such forward looking statements include, among others, changes in the condition of the industry, a general downturn in the economy, increased energy costs, changes in government policy or regulation, the success of our strategic and operating plans, our ability to attract or retain key employees, unforeseen costs and other effects related to legal proceedings. These statements are provided as permitted by the Private Securities Legislation Act of 1995. We undertake no obligation to update publicly any forward looking statement, whether as a result of new information, future events or otherwise.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits: There are no exhibits being filed with this report.

b)	Reports on Form 8-K — On July 27, 2001, we filed a Current Report on Form 8-K to report our termination of Arthur Andersen LLP as principal accountants and the appointment of PricewaterhouseCoopers LLP as principal accountants effective July 27, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date 11/12/01	/s/ Louis L. Borick

Louis L. Borick President and Chairman of the Board

Date 11/12/01	/s/ R. Jeffrey Ornstein

R. Jeffrey Ornstein Vice President and CFO