Form 10-K405
period 2001-12-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2002-03-26
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

for the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

for the transition period from ___________ to ___________

Commission File No. 1-6615

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

California	95-2594729

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7800 Woodley Avenue, Van Nuys, California	91406

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (818) 781-4973

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.50

Registered on the New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [X]    No [   ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No[   ]

     The aggregate market value of voting stock of the registrant held by non-affiliates on March 15, 2002 was $1,260,122,035. On March 15, 2002, there were 26,014,080 shares of common stock issued and outstanding.

     The following documents are incorporated by reference and made a part of the Form 10-K:

1.	Portions of Superior’s 2001 Annual Report to Shareholders are incorporated into Parts I, II and IV.

2.	Portions of Superior’s 2002 Annual Proxy Statement are incorporated into Parts I and III.

PART I

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     The statements in this report and in documents that are incorporated herein by reference which are not historical in nature are forward looking statements. Forward looking statements give our current expectations or forecasts of future events. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results. Although we believe that our expectations and beliefs are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that our actual results will not differ materially from our expectations or beliefs. Forward looking statements regarding our future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward looking statements, due to a variety of factors. A wide range of factors could materially affect our future development and performance, including the following: changes in U.S., global or regional economic conditions, which may affect automobile sales; increased competitive pressures, both domestic and international, which may, among other things, affect our performance; legal and regulatory developments that may affect our ability to produce products at a competitive price; adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which may, among other things, impair production at our manufacturing facilities; our ability to attract or retain key employees to operate our manufacturing facilities and corporate office; success of our strategic and operating plans to properly direct the company; international, political and military developments that may affect automobile production and sales; and, rapid changes in commodity prices of the materials used in our products. This list of factors that may affect future performance and the accuracy of forward-looking statements is by no means complete. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. These statements are provided as permitted by the Private Securities Litigation Reform Act of 1995. We undertake no obligation to update publicly any forward looking statement, whether as a result of new information, future events or otherwise.

Item 1. BUSINESS

General Development and Description of Business

     Superior Industries International, Inc.’s principal business is the design and manufacture of motor vehicle parts and accessories for sale to original equipment manufacturers (OEMs) and the automotive aftermarket on an integrated one-segment basis. Our primary product is passenger car and light truck aluminum road wheels for the domestic and international OEMs in the automobile industry. Initial shipments of our new product line of aluminum suspension and related underbody components started in the fourth quarter of 2001.

     The Company was initially incorporated in Delaware in 1969 and reincorporated in California in 1994, as the successor to three businesses founded by Louis L. Borick, President and Chief Executive Officer. These businesses had been engaged in the design, manufacture and sale of automotive accessories and related products since 1957.

     Our entry into the OEM road wheel business in 1973 resulted from our successful development of manufacturing technology, quality control and quality assurance techniques that enabled us to satisfy the quality and volume requirements of the OEM market. In 1999, our announcement to purchase a facility in Heber Springs, Arkansas to manufacture our new aluminum suspension and related underbody components using licensed technology was another step toward expanding our sales to the OEM market. This emphasizes the commitment to our long-term strategy to broaden our domestic and international OEM customer base and to expand our product lines into complementary areas that would utilize our design and manufacturing expertise.

     In 1990, we formed a sale and marketing joint venture, Topy-Superior Limited (TSL), with Topy Industries, Limited (Topy), Japan’s largest wheel manufacturer. TSL markets and sells wheels made by Superior to Japanese OEM customers with plants both in Japan and the United States. In 2001, TSL had agreements to provide 15 current wheel programs for export to plants in Japan or for delivery to their U.S. operations.

     In 1994, we built our first plant in Mexico. Wheels manufactured at our Chihuahua, Mexico facility are for both export and installation on Mexican manufactured cars built mostly for indirect export back to the U.S. During 1997, we announced an expansion project at the plant doubling its capacity to meet future increases in export activities and customer demands. This expansion was completed in 1999. To meet necessary customer demands in 1999, we announced the building of a second manufacturing facility in the same industrial complex as our existing facility in Chihuahua, Mexico. Construction of this state-of-the-art wheel plant was completed in late 2000, with emphasis on equipment to handle larger wheel sizes and manufacturing and shipment of aluminum wheels began in 2001.

     In 1994, in response to the steadily growing popularity of chrome-plated aluminum wheels and to provide capacity to meet increased customer demand, we completed construction of a new chrome plating wheel facility in Fayetteville, Arkansas. We were the first OEM aluminum wheel manufacturer to develop this in-house capability and the plant is one of the largest of its kind in the world. Also, in 1998 we added a fully automated polishing operation for aluminum wheels to the chrome plating plant. This plant demonstrates our commitment to diversifying into new product lines complementary to our core business and gives us the most diverse wheel finishing capability in the industry.

     In 1995, we entered into a 50-50 joint venture, Suoftec Light Metal Products, Ltd. (Suoftec), with German based Otto Fuchs Metallwerke (Otto Fuchs) to establish a European manufacturing facility. The joint venture produces both lightweight forged and cast aluminum wheels for sale to OEM customers principally in Europe. Shipments of forged wheels began in 1997 and of cast aluminum wheels in 1998. The facility, located in Tatabanya, Hungary, established our commitment to entering the European market and introduced new wheel making technology to both the European and U.S. markets. In 1998, we completed an expansion of the cast aluminum production facility, doubling its capacity to accommodate the demand for these products in the European and other markets.

     In 1997, we obtained our first non-wheel aluminum automotive components order, a transmission support bracket for the Oldsmobile Intrigue. Taking the next step in our strategy to expand our non-wheel aluminum components business, during 1998 we entered into an exclusive licensing agreement for a unique proprietary “hybrid” aluminum casting/forging technology called “Cobapress”. The Cobapress technology combines the design flexibility, lightweight and cost advantages of casting with improved strength characteristics of forging. This technology, which can be used to manufacture non-wheel components that will be less expensive while maintaining the structural requirements of conventional forged aluminum and steel components, is currently being used to manufacture aluminum components for several automobile manufacturers in Europe and the U.S. In 1999, we acquired a manufacturing facility in Heber Springs, Arkansas to accommodate our aluminum components manufacturing operations, which we are currently expanding to more than double the size to accommodate the projected volume of business. Although we began shipping our first components products in late 2001, we expect that this operation will remain in start-up stage at least through the end of 2002.

     During 2000, we were awarded large new and replacement aluminum wheel supply contracts from existing and important new customers, and implemented an aggressive plant expansion program to properly support our continued growth. These awards included renewing our relationship with DaimlerChrysler, and large orders for Mitsubishi and Toyota. We also made substantial progress in our marketing program to establish our new aluminum suspension and related underbody components business. These orders included some of the best selling cars on the market with major automotive manufacturers.

     In 2001, we signed a contract with General Motors (GM) to supply aluminum road wheels for multiple GM vehicle lines over the next several years. We work hard to grow our relationships with our most important customers. We have contracts to manufacture numerous suspension and underbody components for certain 2002 through 2009 model year vehicles, including upper and lower control arm bracket assemblies, suspension brackets and knuckles. The manufacturing testing stage of the pre-production process will continue into 2002. However, initial shipments of these products began in the fourth quarter of 2001.

Principal Products

     Our OEM aluminum road wheels are sold for factory installation as optional or standard equipment on selected vehicle models to Ford, General Motors, DaimlerChrysler, BMW, Volkswagen, Audi, Land Rover, MG Rover, Toyota, Mazda, Mitsubishi, Nissan and Isuzu.

     During the past twenty-eight years, we have provided aluminum road wheels to U.S. domestic, Japanese and European auto manufacturers from our aluminum wheel manufacturing facilities in three countries. In 1998, we also began manufacturing our first OEM non-wheel aluminum automotive component, a transmission bracket for GM’s Oldsmobile Intrigue. The new aluminum suspension component facility has several projects, including a front-upper-control-arm bracket assembly and a rear-upper-control-arm, which were produced and delivered in the fourth quarter of 2001 for model year 2002. We have been awarded contracts to manufacture suspension and underbody components for certain 2002 through 2009 model year vehicles. Sales of OEM aluminum road wheels for the three years ended December 31, 2001 averaged approximately 98% of consolidated net sales. The balance of our consolidated net sales was represented by a line of automotive accessories sold to aftermarket customers.

Customer Dependence

     We have proven our ability to be a consistent low-cost producer of quality aluminum wheels with the capability of quickly expanding production capacity to meet increasing customer sales demands. This has been evidenced by our various wheel plant expansion programs and our purchase, expansion and set-up of our dedicated facility in Heber Springs, Arkansas for the new aluminum components business. We strive to continually enhance our relationships with our customers through continuous improvement programs, not only through our manufacturing operations but in the engineering and product development area as well. Moreover, we ship wheels for approximately 166 individual vehicle styles and trimlines.

     GM and Ford were our only customers accounting for more than 10% of consolidated net sales in 2001. Sales to GM, as a percentage of consolidated net sales, were 46.6%, 46.0% and 46.8% in 2001, 2000 and 1999, respectively. Sales to Ford, as a percentage of consolidated net sales, were 42.2%, 43.9% and 39.8% in 2001, 2000 and 1999, respectively.

     The loss of all or a substantial portion of our sales to GM or Ford would have a significant adverse effect on our financial results unless the lost sales volume could be replaced. However, we do not believe this represents a material risk due to the new multiple year agreement with GM and excellent long-term relationships including multi-year contractual arrangements that are in place with our other customers.

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

     In September 1999, we acquired a manufacturing facility in Heber Springs, Arkansas and in 2000 began an expansion program to more than double its size to house our dedicated aluminum components manufacturing operations. This facility, which is a short distance from our wheel manufacturing facility and engineering center in Fayetteville, Arkansas, will house the specially designed equipment for the proprietary Cobapress manufacturing technology licensed to us in 1998. Management and manufacturing personnel have been hired for training, testing and production of these new products. We currently have nine programs for the new aluminum components business with significant follow-on potential to manufacture aluminum suspension and related underbody components. These new contracts pertain to certain model year vehicles to be introduced from 2002 through 2009. Although we started shipping products in the fourth quarter of 2001, we expect the new facility to be in start-up status at least through the end of 2002.

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

     In early June 1998, the United Auto Workers (UAW) initiated a strike against General Motors (GM), one of our major customers. The work stoppage, which reduced shipments of our aluminum road wheels during that period, ended at the end of July 1998 and shipments of aluminum wheels to GM increased steadily during the fourth quarter and make up for the lost production during the strike. Our major automotive customers have not experienced any major strike since the UAW strike against GM in 1998.

Raw Materials

     We purchase substantial quantities of aluminum ingot for the manufacture of our aluminum road wheels. These purchases accounted for approximately 93 percent of our total material requirements during 2001. The majority of our requirements are met through purchase orders with several major domestic and foreign aluminum producers. Generally, the orders are fixed as to minimum and maximum quantities of aluminum, which the producers must supply during the term of the orders. During 2001, we were able to successfully secure aluminum commitments from our primary suppliers to meet production requirements and we are not anticipating any problems with our aluminum requirements for our level of production in 2002.

     When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, electricity and environmental emission credits. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. We currently have several purchase agreements for the delivery of aluminum and natural gas over the next three years. The contract value of these purchase commitments, which have not been hedged, approximates $330 million. The majority of these purchase commitments is for aluminum, which represents approximately 40 percent of our estimated aluminum requirements over the next three years. The fair value of these agreements approximates $303 million at December 31, 2001. We do not hold or purchase any aluminum or natural gas forward contracts for trading purposes.

     We obtain our requirements for other materials through numerous suppliers with whom we have established trade relations. When an outside supplier produces components for our products, we normally own, or have the right to purchase the tools and dies located in the supplier’s facilities or have developed alternative sources.

Patents and Licensing Agreements

     We currently hold patents for ten of our inventions and have no patents pending. We have a policy of applying for patents when new products or processes are developed. However, we believe our success is more dependent upon manufacturing and engineering skills and the quality and market acceptance of our products than upon our ability to obtain and defend patents. In 1998, we entered into a licensing agreement for the Cobapress technology that requires certain royalty payments, including payments upon the sale of parts manufactured using that technology.

Research and Development

     Our policy is to continuously review, improve and develop engineering capabilities so that compliance with customer requirements are met in the most efficient and cost effective manner available. We strive to achieve this objective by attracting and retaining top engineering talent and by maintaining state-of-the-art computer technology to support engineering development. Two fully staffed engineering centers, located in Van Nuys, California and Fayetteville, Arkansas, support our research and development manufacturing needs. We also have a technical center in Detroit, which maintains a complement of engineering staff centrally located near our largest customers.

     We are currently engaged in approximately 48 engineering programs for the development of OEM wheels and aluminum suspension components for future model years, including several wheel models for Japanese, Latin American and European OEM manufacturers. These projects include approximately 17 engineering programs for the development of chrome-plated aluminum wheels and one engineering program for the aluminum suspension components business.

     Research and development costs are expensed as incurred. Amounts expended during the three years ended December 31, 2001 were $14,061,000 in 2001, $8,020,000 in 2000 and $5,730,000 in 1999. Development costs associated with our new aluminum component facility located in Heber Springs, Arkansas are included in our research and development costs for 2001 and 2000.

Government Regulation

     Safety standards in the manufacture of vehicles and automotive equipment have been established under the National Traffic and Motor Vehicle Safety Act of 1966. We believe that we are in compliance with all federal standards currently applicable to OEM suppliers and to automotive aftermarket manufacturers and products.

Environmental Compliance

     Our manufacturing facilities particularly related to our chrome and polish operations, like most other manufacturing companies, are subject to solid waste, water and air pollution control standards mandated by federal, state and local laws. Violators of these laws are subject to fines and, in extreme cases, plant closure. We believe our facilities are substantially in compliance with all standards presently applicable. However, costs related to environmental protection may continue to grow due to increasingly stringent laws and regulations and our ongoing commitment to rigorous internal standards. The cost of environmental compliance was approximately $1,521,000, $2,041,000 and $1,470,000 in 2001, 2000 and 1999, respectively. We expect that future environmental compliance expenditures will approximate the level of those in 2001 and will not have a material effect on our consolidated financial position. See Item 3 “Legal Proceedings” for information concerning our involvement with certain United States Environmental Protection Agency activities.

Competition

     The business sectors in each of our product areas are highly competitive. We are one of the leading suppliers of aluminum road wheels for OEM installations in the world. Based on Ward’s Automotive Yearbook 2000, an auto industry publication, aluminum wheel installation rates on passenger cars and light trucks produced in North America rose to 55 percent for the 2000 model year. We supply approximately one third of the aluminum wheels for installation on passenger cars and light trucks in North America. Our primary competitor in the North American market is Hayes Lemmerz International, Inc. of Romulus, Michigan.

Employees

     As of December 31, 2001, we had approximately 6,200 full-time employees (including 677 at our joint venture in Hungary). At the present time the only employees covered by collective bargaining agreements are the 64 employees at our wheel polishing facility in Tijuana, Mexico.

Item 2. PROPERTIES

     Our worldwide headquarters is located in leased office space adjacent to leased manufacturing and warehousing facilities in Van Nuys, California. We also lease a sales/engineering office in Michigan.

     We maintain and operate 14 facilities that produce aluminum wheels and related components for the automotive industry located in Arkansas, California, Michigan, Kansas, Tennessee, Tijuana and Chihuahua, Mexico and Tatabanya, Hungary. The facilities encompass manufacturing, warehouse and office space in approximately 3.7 million square feet.

     In general, these facilities, which have been constructed at various times over the past several years, are in good operating condition and are adequate to meet the productive capacity requirements of each plant. There are active maintenance programs to keep these facilities in good condition, and we have an active capital spending program to replace equipment as needed to keep technologically competitive on a worldwide basis.

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

     Additionally, reference is made to Notes 1, 5 and 8 of “Notes to Consolidated Financial Statements” on pages 26, 29 and 31, respectively, in our 2001 Annual Report to Shareholders, which are incorporated herein by reference.

Item 3. LEGAL PROCEEDINGS

     In 1988, we were notified by the United States Environmental Protection Agency (EPA), that we were considered a potentially responsible party (PRP) for costs to clean up the Operating Industries, Inc. (OII) site in Monterey Park, California. To date, by private agreement with the other settling defendants, we have paid $689,000 net of settlements from other parties, to settle our liability under the first three phases of clean up. In the fourth quarter of 2001, we signed the Final Remedy Consent Decree, which allowed us to settle our liability pertaining to the OII site in Monterey Park, California as a de minimus party by agreeing to pay an additional $387,000 to the EPA. After the Final Remedy payment is made in early 2002, we will receive a refund from the EPA of approximately $71,000, representing administrative fees paid since 1992. We anticipate that we will incur no future additional costs relating to OII.

     In the fall of 1998, we were notified by the EPA that we were considered a PRP for costs to clean up the Casmalia Disposal Site in Santa Barbara County, California. The EPA indicated that we qualified to settle as a de minimus party and in December 1999, we paid $118,500 in full settlement of this liability. We consider the Casmalia Disposal Site environmental claim paid-in-full, with no additional costs to be incurred.

     We are party to various general and product liability claims. Based on legal opinion as to the financial exposure of these claims and after considering insurance coverage, we do not believe they will have a material impact on our financial position in the future.

Item 4. SUBMISSION OF MATTERS TO
A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2001, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

     Listed below are the names of corporate executive officers as of the fiscal year end who are not directors. Information regarding executive officers who are directors is contained in our 2002 Annual Proxy Statement to be issued in connection with our Annual Meeting of Stockholders scheduled for May 10, 2002. Such information is incorporated herein by reference. All executive officers are appointed annually by the Board of Directors and serve one-year terms. Also see “Employment Agreements” on page 7 in our 2002 Annual Proxy Statement, which is incorporated herein by reference.

     Listed below is the name, age, position and business experience of each of our officers who are not directors:

			Assumed
Name	Age	Position	Position

Robert H. Bouskill	56	Vice President, Manufacturing Technology	2000
		Corporate Director of Manufacturing Technology	2000
		Managing Director — Suoftec Ltd	1995

Michael D. Dryden	64	Vice President, International Business Development	1990

Emil J. Fanelli	59	Vice President, Corporate Controller	2001
		Corporate Controller	1997
		Vice President-Finance, Sinclair Paint Company	1982

James M. Ferguson	53	Vice President, OEM Marketing Group	1990

William B. Kelley	53	Vice President, Operations and Quality	1998
		Corporate Director Quality Assurance	1993

Daniel L. Levine	43	Corporate Secretary and Treasurer	1997
		Corporate Secretary and Assistant Treasurer	1996
		Assistant Treasurer and Director of Tax	1992

Frank Monteleone	63	Vice President, Purchasing	1996
		Corporate Purchasing Director	1986

Michael J. O’Rourke	41	Vice President, OEM Program Administration	1995
		Director, OEM Programs	1991

Delbert J. Schmitz	69	Vice President, Aftermarket Marketing	1987

PART II

Item 5. MARKET PRICE OF AND DIVIDENDS
ON THE REGISTRANT’S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

     Reference is made to the presentation of “Quarterly Common Stock Price Information” on page 16 and to Note 15 of “Notes to Consolidated Financial Statements” on page 36 of our 2001 Annual Report to Shareholders, which is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

     Reference is made to the presentation of “Financial Highlights” on page 12 of our 2001 Annual Report to Shareholders, which is incorporated herein by reference.

Item 7. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     Reference is made to the presentation of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 17 through 21 of our 2001 Annual Report to Shareholders, which is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

     Reference is made to the presentation of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 17 through 21 and to Note 11 of “Commitments and Contingent Liabilities” on pages 33 and 34 of our 2001 Annual Report to Shareholders, which is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

     Reference is made to the Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Shareholders’ Equity, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements, Quarterly Financial Data and the Reports of Independent Public Accountants, as set forth on pages 22 through 39 of our 2001 Annual Report to Shareholders, which is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

     Arthur Andersen LLP was previously the principal accountant for Superior Industries International, Inc. (Company). On July 27, 2001, the Company’s Audit Committee recommended to the Company’s Board of Directors that Arthur Andersen LLP’s appointment as principal accountant be terminated and PricewaterhouseCoopers LLP be engaged as principal accountant. The Audit Committee’s recommendation to change accountants was approved by the Company’s Board of Directors on that date.

     In connection with the audits of the two fiscal years ended December 31, 2000, and during the subsequent interim period through July 27, 2001, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused Arthur Andersen LLP to make reference thereto in their report on the financial statements for such years.

     The audit reports of Arthur Andersen LLP on the consolidated financial statements of the Company as of and for the years ended December 31, 1999 and December 31, 2000, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     The Company requested that Arthur Andersen LLP furnish the Company with a letter addressed to the Securities and Exchange Commission (SEC) stating whether or not it agreed with the above statements. A copy of such letter, dated July 24, 2001, was filed as Exhibit 16 to Form 8-K, which was filed with the SEC on July 27, 2001.

     During the two fiscal years ended December 31, 2000 and subsequent interim period through July 27, 2001, the Company did not consult with PricewaterhouseCoopers LLP regarding the application of accounting principles generally accepted in the United States of America to a specific transaction, either proposed or completed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS
OF THE REGISTRANT

     Information relating to Directors is set forth under the caption “Election of Directors” on pages 4 through 7 in our 2002 Annual Proxy Statement, which is incorporated herein by reference. Certain information regarding Executive Officers of the Registrant is contained in Item 4 of Part I of this 2001 Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

     Information relating to Executive Compensation is set forth under the captions “Compensation of Directors” on page 7 and “Executive Compensation” on pages 7 through 9 in our 2002 Annual Proxy Statement, which is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

     Information related to Security Ownership of Certain Beneficial Owners and Management is set forth under the caption “Voting Securities and Principal Holders” on pages 2 and 3 in our 2002 Annual Proxy Statement, which is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS

     Information related to Certain Relationships and Related Transactions is set forth under the captions “Election of Directors” and “Certain Relationships and Related Transactions” on pages 4 through 7 in our 2002 Annual Proxy Statement, which is incorporated herein by reference.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

1. Financial Statements

Among the responses to this Item 14(a) are the following financial statements which are incorporated herein by reference:

(i)	Consolidated Statements of Income for the three years ended December 31, 2001, 2000 and 1999

(ii)	Consolidated Balance Sheets as of December 31, 2001 and 2000

(iii)	Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2001, 2000 and 1999

(iv)	Consolidated Statements of Cash Flows for the three years ended December 31, 2001, 2000 and 1999

(v)	Notes to Consolidated Financial Statements

(vi)	Report of Independent Accountants

(vii)	Report of Independent Public Accountants

2. Financial Statement Schedules

(A) Schedule	Description	Pages

	Report of Independent Accountants on Financial Statement Schedule	S-1

	Report of Independent Public Accountants on Financial Statement Schedule	S-2

Schedule II	Valuation and Qualifying Accounts	S-3

All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K (Continued)

3. Exhibits

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.)

3.2	By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.)

10.2	Lease dated March 2, 1976 between the Registrant and Louis L. Borick filed on Form 8-K dated May 1976 (Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1983.)

10.19	Lease and Addenda thereto dated December 19, 1987 between Steven J. Borick, Linda S. Borick and Robert A. Borick as tenants in common, d.b.a. Keswick Properties, and the Registrant (Incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987.)

10.20	Supplemental Executive Retirement Plan of the Registrant (Incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987.)

10.24	1988 Stock Option Plan of the Registrant (Incorporated by Reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988.)

10.32	Employment Agreement dated January 1, 1994 between Louis L. Borick and the Registrant (Incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.)

10.33	1993 Stock Option Plan of the Registrant (Incorporated by reference to Exhibit 28.1 to Registrant’s Form S-8 filed June 10, 1993.)

10.34	Amendment to the 1988 Stock Option Plan of the Registrant (Incorporated by reference to Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.)

10.35	1991 Non-Employee Director Stock Option Plan (Incorporated by reference to Exhibit 28.1 to Registrant’s Form S-8 dated June, 1992.)

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K (Continued)

10.36	Stock Option Agreement dated March 9, 1993 between Louis L. Borick and the Registrant (Incorporated by Reference to Exhibit 28.2 to Registrant’s Form S-8 filed June 10, 1993.)

10.38	Stock Option Agreement dated January 4, 1993 between Robert F. Sloane and the Registrant (Incorporated by Reference to Exhibit 28.3 to Registrant’s Form S-8 filed June 10, 1993.)

10.39	Chief Executive Officer Annual Incentive Program dated May 9, 1994 between Louis L. Borick and the Registrant (Incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.)

10.40	Amendment to the 1993 Stock Option Plan of the Registrant (Incorporated by reference to Exhibit 10.40 to Registrant’s 1999 Proxy Statement.)

10.41	Amendment to the 1993 Stock Option Plan of the Registrant (Incorporated by reference to Exhibit 10.41 to Registrant’s 2001 Proxy Statement.)

11	Computation of earnings per share (See Note 1 of “Notes to Consolidated Financial Statements” in the Company’s 2001 Annual Report to Shareholders, which is incorporated herein by reference.)

13	2001 Annual Report to Shareholders

21	List of Subsidiaries of the Company

23	Consent of Arthur Andersen LLP, Independent Public Accountants for the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Public Accountants for the Registrant

(b)  Reports of Form 8-K

     No reports on Form 8-K have been filed during the fourth quarter of 2001.

Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors
Superior Industries International, Inc.

Our audit of the consolidated financial statements referred to in our report dated February 8, 2002 appearing in the 2001 Annual Report to Shareholders of Superior Industries International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule for the year ended December 31, 2001 listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Los Angeles, California
February 8, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To Superior Industries International, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, as of December 31, 2000 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2000 included in Superior Industries International, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all materials respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Los Angeles California
February 12, 2001

SCHEDULE II

SUPERIOR INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

FOR THE YEARS ENDED:
DOUBTFUL ACCOUNTS	$820,000
ADD (DEDUCT):
PROVISION	30,000
RECOVERIES	26,000
ACCOUNTS WRITTEN OFF	(60,000)

		$816,000
SALES DISCOUNTS AND ALLOWANCES		552,000

BALANCE AT DECEMBER 31, 1999		$1,368,000

DOUBTFUL ACCOUNTS	$816,000
ADD (DEDUCT):
PROVISION	(24,000)
RECOVERIES	15,000
ACCOUNTS WRITTEN OFF	(73,000)

		$734,000
SALES DISCOUNTS AND ALLOWANCES		552,000

BALANCE AT DECEMBER 31, 2000		$1,286,000

DOUBTFUL ACCOUNTS	$734,000
ADD (DEDUCT):
PROVISION	224,000
RECOVERIES	—
ACCOUNTS WRITTEN OFF	(214,000)

		$744,000
SALES DISCOUNTS AND ALLOWANCES		552,000

BALANCE AT DECEMBER 31, 2001		$1,296,000

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     March 22, 2002

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

By	/s/ Louis L. Borick

LOUIS L. BORICK President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Louis L. Borick Louis L. Borick	President, Chairman of the Board and Director (Principal Executive Officer)	March 22, 2002

/s/ Steven J. Borick Steven J. Borick	Executive Vice President & Director	March 22, 2002

/s/ R. Jeffrey Ornstein R. Jeffrey Ornstein	Vice President & CFO and Director (Principal Financial Officer)	March 22, 2002

/s/ Emil J. Fanelli Emil J. Fanelli	Vice President & Corporate Controller	March 22, 2002

/s/ Sheldon I. Ausman Sheldon I. Ausman	Director	March 22, 2002

/s/ Raymond C. Brown Raymond C. Brown	Director	March 22, 2002

/s/ Philip W. Colburn Philip W. Colburn	Director	March 22, 2002

/s/ V. Bond Evans V. Bond Evans	Director	March 22, 2002

/s/ Jack H. Parkinson Jack H. Parkinson	Director	March 22, 2002