Form 10-Q
period 2002-03-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2002-05-13
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

YES [X] NO [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class of Common Stock	Outstanding at April 30, 2002

$.50 Par Value	26,042,663

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

FOR THE QUARTER ENDED MARCH 31, 2002

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31

	2002	2001

Net Sales	$186,532	$166,093
Cost of Sales	154,703	136,204

Gross Profit	31,829	29,889
Selling, General and Administrative Expenses	5,140	4,867
Start-up and Pre-production Costs	1,653	2,970

Income From Operations	25,036	22,052
Interest Income	785	1,312
Equity Earnings of Joint Ventures	772	867
Other Income (Expense)	(174)	41

Income Before Income Taxes	26,419	24,272
Income Taxes	9,247	8,315

Net Income	$17,172	$15,957

Earnings Per Share — Basic	$0.66	$0.62

Earnings Per Share — Diluted	$0.65	$0.61

Dividends Declared Per Share	$0.11	$0.10

See notes to consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except par value and share data)

	March 31	December 31
	2002	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$99,648	$106,839
Marketable securities	18,192	—
Accounts receivable, net	120,841	102,171
Inventories, net	61,579	60,843
Deferred income taxes	4,603	4,603
Other current assets	7,593	5,815

Total current assets	312,456	280,271
Property, Plant and Equipment, net	227,353	228,181
Long-term Assets	35,169	32,386

Total Assets	$574,978	$540,838

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$33,457	$30,654
Accrued expenses	55,098	40,483

Total current liabilities	88,555	71,137
Long-term Liabilities	11,804	12,180
Deferred Income Taxes	8,894	8,780
Commitments and Contingent Liabilities	—	—
Shareholders’ Equity
Preferred stock, $25.00 par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, $.50 par value
Authorized - 100,000,000 shares
Issued and outstanding 26,024,038 shares	13,012	12,966
Accumulated other comprehensive (loss)	(17,567)	(18,268)
Additional paid-in capital	4,051	2,124
Retained earnings	466,229	451,919

Total shareholders’ equity	465,725	448,741
Total Shareholders’ Equity	$574,978	$540,838

See notes to consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31

	2002	2001

Net Cash Provided by Operating Activities	$19,033	$19,979
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(5,151)	(12,634)
Purchase of short-term investments	(20,192)	—

Net Cash Used in Investing Activities	(25,343)	(12,634)

Cash Flows from Financing Activities:
Repurchases of common stock	—	(209)
Cash dividends paid	(2,854)	(2,584)
Stock options exercised	1,973	1,000

Net Cash Used in Financing Activities	(881)	(1,793)

Net Increase (Decrease) in Cash and Equivalents	(7,191)	5,552
Cash and Equivalents at Beginning of Period	106,839	93,503

Cash and Equivalents at End of Period	$99,648	$99,055

See notes to consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)
(Dollars in thousand, except share data)

	Common Stock				Accumulated
			Additional		Other
	Number of		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balances at December 31, 2001	25,932,681	$12,966	$2,124	$451,919	$(18,268)	$448,741
Comprehensive income:
Net income	—	—	—	17,172	—	17,172
Other comprehensive income:
Foreign exchange	—	—	—	—	687	687
Unrealized gain on marketable securities	—	—	—	—	14	14
Comprehensive income	—	—	—	—	—	17,873
Stock options exercised, including related tax benefit	91,357	46	1,927	—	—	1,973
Cash dividends declared ($.11/share)	—	—	—	(2,862)	—	(2,862)

Balances at March 31, 2002	26,024,038	$13,012	$4,051	$466,229	$(17,567)	$465,725

See notes to consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2002
(Unaudited)

1.	Nature of Operations

Headquartered in Van Nuys, California, our principal business is the design and manufacture of motor vehicle parts and accessories for sale to original equipment manufactures (OEM) and the automotive aftermarket on an integrated one-segment basis. We are one of the largest suppliers of cast and forged aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary. Customers in North America represent the principal market for our products, with approximately 8% of our products being exported to international customers or delivered to their assembly operations in the United States.

We are also making steady progress in building our position in the growing market for aluminum suspension and related underbody components to compliment our OEM aluminum wheel business. We acquired a dedicated manufacturing facility in Heber Springs, Arkansas, to accommodate our aluminum components manufacturing operations, which we expanded to accommodate the projected sales volume of the components business. We have won contracts to manufacture numerous suspension and underbody components for certain 2002 through 2009 model year vehicles, including upper and lower control arm bracket assemblies, suspension brackets and knuckles. We started shipping low volumes of automotive component products in the fourth quarter of 2001, and accordingly, we expect the new aluminum component facility to be in start-up status at least through the end of 2002.

General Motors and Ford represented approximately 90% of our annual sales in 2001. Although the loss of all or a substantial portion of our sales to either or both of these two customers would have a significant adverse impact on our financial results (unless the lost volume could be replaced), we do not believe this represents a material risk due to excellent long-term relationships with both, including multi-year contractual arrangements. We also manufacture aluminum wheels for DaimlerChrysler, BMW, Volkswagen, Audi, Land Rover, MG Rover, Toyota, Mazda, Mitsubishi, Nissan and Isuzu.

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002
(Unaudited)

2.	Presentation of Consolidated Condensed Financial Statements

During interim periods, we follow the accounting policies set forth in our Annual Report to Shareholders and apply appropriate interim financial reporting standards, as indicated below. Users of financial information produced for interim periods are encouraged to refer to the notes to consolidated financial statements contained in our 2001 Annual Report to Shareholders when reviewing such information.

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

In our opinion, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Securities and Exchange Commission’s requirements of Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair presentation of i) the consolidated condensed statements of income for the three months ended March 31, 2002 and 2001, ii) the consolidated condensed balance sheets at March 31, 2002 and December 31, 2001, iii) the consolidated condensed statements of cash flows for the three months ended March 31, 2002 and 2001, and iv) the consolidated condensed statements of shareholders’ equity at March 31, 2002 and December 31, 2001.

3.	Revenue Recognition

Sales of products and any related costs are recognized when title transfers to the purchaser, generally upon shipment. Project development revenues for wheel development and initial tooling are recognized as such costs are incurred.

4.	Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period, or 25,988,000 and 25,863,000 for the three months ended March 31, 2002 and 2001, respectively. For purposes of calculating “diluted” earnings per share, net income is divided by the total of the weighted average shares outstanding plus the dilutive effect of our outstanding stock options (“common stock equivalents”), or 619,000 and 394,000 for the three months ended March 31, 2002 and 2001, respectively. Accordingly, the total of weighted average shares outstanding plus common stock equivalents used for calculating “diluted” earnings per share was 26,607,000 and 26,257000 for the three months ended March 31, 2002 and 2001, respectively.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002
(Unaudited)

5.	Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products, such as our aluminum suspension and related underbody components.

We have foreign operations in Mexico and Hungary that on occasion require the transfer of funds denominated in their respective functional currencies - the Mexican peso and the euro, which was converted from the German deutsche mark (DM) on January 1, 2002, according to the European Union (EU) established fixed conversion rate. This conversion is in accordance with the established EU agreement with eleven of fifteen member countries to establish a common economic currency for the EU.

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At March 31, 2002, we held open foreign currency euro forward contracts totaling $29.1 million, with an unrealized gain of $0.5 million. At December 31, 2001, we held open foreign currency DM forward contracts totaling $20.2 million, with an unrealized gain of $0.6 million.

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, electricity and environmental emission credits. Any such commodity contracts are considered normal purchases as the commodities are physically delivered and, therefore, are not accounted for as a derivative, pursuant to FAS 133. We currently have several purchase agreements for the delivery of aluminum and natural gas over the next three years. The contract value of these purchase commitments, which have not been hedged, approximates $288 million. The majority of these purchase commitments is for aluminum, which represents approximately 35 percent of our estimated aluminum requirements through 2004. The fair value of these agreements approximates $272 million at March 31, 2002. We do not hold or purchase any aluminum or natural gas forward contracts for trading purposes.

6.	Financial Presentation

Certain prior year amounts have been reclassified to conform to the 2002 financial statement presentation.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

7.	Accounts Receivable

The components of accounts receivable are as follows: (Thousands of Dollars)

	March 31,	December 31,
	2002	2001

	(Unaudited)
Accounts Receivable:
Trade receivables	$101,489	$79,686
Project development receivables	15,116	17,049
Due from joint ventures	2,206	3,642
Other	3,272	3,090

	122,083	103,467
Allowance for Doubtful Accounts	(1,242)	(1,296)

	$120,841	$102,171

8.	Inventories

The components of inventories are as follows: (Thousands of Dollars)

	March 31,	December 31,
	2002	2001

	(Unaudited)
Raw materials	$15,215	$18,158
Work in process	18,799	15,980
Finished goods	27,565	26,705

	$61,579	$60,843

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

9.	Property, Plant and Equipment

The components of property, plant and equipment are as follows: (Thousands of Dollars)

	March 31,	December 31,
	2002	2001

	(Unaudited)
Land and buildings	$79,728	$70,397
Machinery and equipment	375,836	371,017
Leasehold improvements and others	6,307	6,229
Construction in progress	36,315	44,702

	498,186	492,345
Accumulated depreciation	(270,833)	(264,164)

	$227,353	$228,181

Depreciation expense was $7.5 million and $6.9 million for the three months ended March 31, 2002 and 2001, respectively.

10.	Contingencies

We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, we believe all such matters are adequately provided for, covered by insurance or, if not so covered or provided for, are without merit, or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position.

When market conditions warrant, we will enter into contracts to purchase certain commodities used in the manufacture of our products. Any such commodities are expected to be purchased and used over a reasonable period of time, in the normal course of business, as described in Note 5 to these consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

In the first quarter of 2002, we set new all time records for unit shipments and net sales. Our consolidated net sales increased $20.4 million, or 12.3%, to $186.5 million from $166.1 million in the first quarter a year ago. OEM net sales increased $20.6 million, or 12.5%, to $185.5 million compared to $164.9 million in the 2001 period, while OEM unit shipments for the same period increased 16.0% over the prior year. Sales dollars in the current period increased at a lesser rate than unit shipments, due principally to a decrease in average selling prices related to a 3.8% reduction in the pass-through price of aluminum to our customers. The continuing shift in mix to larger wheel sizes offset mandatory price reductions during the period and increased the average selling price slightly during the current period.

The 16.0% increase in aluminum wheel shipments for the first quarter compares favorably to an increase of 0.7% for total North American production of light trucks and passenger cars, indicating further gains in market share. For the model year 2000, according to Ward’s Automotive Yearbook, an auto industry publication, aluminum wheel installation rates on automobiles and light trucks in the U.S. rose to 55% compared to 54% in 1999, continuing a long-term upward trend. Shipments to international customers were approximately 8% of total OEM unit shipments for the quarter.

Gross profit for the quarter increased to $31.8 million, or 17.1% of net sales, compared to $29.9 million, or 18.0% of net sales, for the same period a year ago. Factors contributing to the lower gross margin percentage in the current quarter were the utilization rate of our second manufacturing facility in Chihuahua, Mexico and the timing of aluminum selling price adjustments versus the average purchase price of aluminum during the period. Prior to the fourth quarter of 2001, the results of our second plant in Mexico were included in pre-production costs — not in gross profit. Until this facility operates at a rate close to its planned capacity, it will negatively impact our gross margin percentage. During the current quarter, the aluminum content of our selling prices decreased at a rate greater than the decrease in our average purchase price of aluminum, thereby negatively impacting gross margin. This was due to the portion of our aluminum requirements that were purchased under fixed-price contracts at prices higher than the current market price.

Selling, general and administrative expenses for the first quarter of 2002 were $5.1 million, or 2.8% of net sales compared to $4.9 million, or 2.9% of net sales in 2001, which indicates a consistent selling, general and administrative expense trend. Start-up costs associated with our aluminum automotive components business totaled $1.7 million in the quarter compared to $1.8 million a year ago. The first quarter a year ago also included pre-production losses totaling $1.2 million for our second manufacturing facility in Chihuahua, Mexico. Beginning with the fourth quarter of 2001, the results of this facility have been included in gross profit.

The resulting operating income for the first quarter increased $3.0 million, or 13.5%, to $25.0 million from $22.0 million in the same period a year ago. Accordingly, the operating income margin for the first quarter of 2002 was 13.4% of net sales compared to 13.3% of net sales in the same period in 2001.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest income for the first quarter decreased to $0.8 million from $1.3 million a year ago, with the decline attributed primarily to a reduction of interest rates on cash invested during the period. Equity earnings of joint ventures is represented principally by our share of the equity earnings of our 50 percent owned joint venture in Hungary.

As a result of the above, net income for the quarter increased 7.6%, or $1.2 million, to $17.2 million, or 9.2% of net sales, from $16.0 million, or 9.6% of net sales last year. Diluted earnings per share for the first quarter of 2002 was $0.65, an increase of 6.6% from the $0.61 per diluted share in the same period a year ago.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $19.0 million for the three months ended March 31, 2002, compared to $20.0 million for the same period a year ago. The $1.2 million increase in net income in the first quarter of 2002 was offset by a higher funding requirement for accounts receivable, related to the increased sales in the current period.

The principal investing activities during the three-month period ended March 31, 2002 were funding $5.2 million of capital expenditures and acquiring $20.2 million of short-term investments. Similar investing activities during the same period a year ago included funding $12.6 million of capital expenditures. The reduction in capital expenditures in the first quarter of 2002 compared to the prior year was principally due to the completion of the new Chihuahua, Mexico wheel plant and a decrease in expenditures related to the expansion of the new components business located in Heber Springs, Arkansas.

Financing activities during the three months ended March 31, 2002 included the payment of cash dividends on our common stock, totaling $2.9 million, and the exercise of stock options, totaling $2.0 million. Similar financing activities during the same period a year ago were for $2.6 million to pay cash dividends and $1.0 million from the exercise of stock options.

Working capital and the current ratio were $223.9 million and 3.5:1 versus $209.1 million and 3.9:1 at March 31, 2002 and December 31, 2001, respectively, and $178.3 million and 3.0:1, at March 31, 2001. Cash and short-term investments as of March 31, 2002 were $117.8 million compared to $106.8 million at December 31, 2001 and $99.1 million at March 31, 2001. Our cash position is forecasted to be more than sufficient to fund our working capital and capital investment requirements for the remainder of the year.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” we identified the most critical accounting principles upon which our financial position depends. We determined the critical principles by considering accounting policies that involve the most complex or objective decisions or assessments. We identified our most critical accounting policies to be related to risk management, revenue recognition, inventory valuation and commodity contract commitments. We state these accounting policies in the notes to the consolidated financial statements included in our 2001 Annual Report to Shareholders and at relevant sections in this management’s discussion and analysis.

Euro Currency

On January 1, 1999, eleven of the fifteen member countries of the European Union (“EU”) established fixed conversion rates between their existing currencies and the EU’s common currency, the euro. During a transition period from January 1, 1999 to June 30, 2002, non-cash transactions may be denominated in either euro or the existing currencies of the EU participants. Euro currency was issued on January 1, 2002, and on June 30, 2002 all national currencies of the EU participant’s countries will become obsolete. As of January 1, 2002, when the euro became the functional currency of our joint venture in Hungary, their business operating software had been upgraded, tested and implemented with no major problems.

Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products, such as our aluminum suspension and related underbody components.

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At March 31, 2002, we held open foreign currency (euro) forward contracts totaling $29.1 million, with an unrealized gain of $0.5 million. At December 31, 2001, we held open foreign currency (DM) forward contracts totaling $20.2 million, with an unrealized gain of $0.6 million.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We have foreign operations in Mexico and Hungary that on occasion require the transfer of funds denominated in their respective functional currencies — the Mexican peso and the euro, respectively.

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, electricity and environmental emission credits. Any such commodity contracts are considered normal purchases as the commodities are physically delivered and, therefore, are not accounted for as a derivative, pursuant to FAS 133. We currently have several purchase agreements for the delivery of aluminum and natural gas over the next three years. The contract value of these purchase commitments, which have not been hedged, approximates $288 million. The majority of these purchase commitments is for aluminum, which represents approximately 35 percent of our estimated aluminum requirements through 2004. The fair value of these agreements approximates $272 million at March 31, 2002. We do not hold or purchase any aluminum or natural gas forward contracts for trading purposes.

Inflation

Inflation did not have a material impact on our results of operations or financial condition for the first quarter of 2002. We believe that the majority of our purchase commitments and customer contracts are structured to minimize the impact of changes caused by inflation.

New Accounting Standards

Effective January 1, 2001, we adopted Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), as amended by Statements of Accounting Standards No. 138 (“FAS 138”). FAS 133 and FAS 138 define the types of derivatives that should be included on the balance sheet at fair value. The only such derivative into which we enter is a hedge of foreign currency cash flow exposure related to wheel purchases from our 50 percent owned joint venture in Hungary. Changes in the derivative fair values that are designated as cash flow hedges are deferred and recorded on the balance sheet as a component of other comprehensive income until the hedged transactions occur and are recognized in income. At March 31, 2002, we held forward contracts in euro totaling $29.1 million, with an unrealized gain of $0.5 million. We also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, electricity and environmental emission credits. Such contracts are considered normal purchases as the commodities are physically delivered and, therefore, are not accounted for as a derivative, pursuant to FAS 133. See “Risk Management” discussion above and Note 5 to the consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). They also issued Statements of Financial Accounting Standards No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (“FAS 143”) and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), in August and October, respectively. FAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. FAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangibles. FAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated cost. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. We do not anticipate the adoption of these new accounting standards to have a material effect on our consolidated financial statements.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and reports to our shareholders. These statements may, for example, express expectations or projections about future actions that we may anticipate but, due to developments beyond our control, do not materialize.

A wide range of factors could materially affect our future development and performance, including the following:

•	Changes in U.S., global or regional economic conditions, which may affect automobile sales;

•	Increased competitive pressures, both domestic and international, which may, among other things, affect our performance;

•	Legal and regulatory developments that may affect our ability to produce products at a competitive price;

•	Adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which may, among other things, impair production at our manufacturing facilities;

•	Our ability to attract or retain key employees to operate our manufacturing facilities and corporate office;

•	Success of our strategic and operating plans to properly direct the company;

•	International, political and military developments that may affect automobile production and sales; and,

•	Rapid changes in commodity prices of the materials used in our products.

This list of factors that may affect future performance and the accuracy of forward-looking statements is by no means complete. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits: There are no exhibits being filed with this report.

b)	Reports on Form 8-K — There were no reports on Form 8-K filed during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date 5/13/02	/s/ Louis L. Borick

Louis L. Borick President and Chairman of the Board

Date 5/13/02	/s/ R. Jeffrey Ornstein

R. Jeffrey Ornstein Vice President and CFO