Form 10-Q
period 2002-07-25
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2002-08-13
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Class of Common Stock	Outstanding at July 31, 2002

$.50 Par Value	26,572,913

TABLE OF CONTENTS

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
SIGNATURES
Exhibit 99.1
Exhibit 99.2

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2002

TABLE OF CONTENTS

Page

Part I — Financial Information

Item 1 — Financial Statements

Consolidated Condensed Statements of Income	1

Consolidated Condensed Balance Sheets	2

Consolidated Condensed Statements of Cash Flows	3

Consolidated Condensed Statements of Shareholders’ Equity	4

Notes to Consolidated Condensed Financial Statements	5

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Part II — Other Information

Item 4 — Submission of Matters to a Vote of Security Holders	15

Item 6 — Exhibits and Reports on Form 8-K	16

Signatures	16

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)
(Dollars in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Net Sales	$211,968	$161,907	$398,500	$328,000
Cost of Sales	174,716	137,074	329,419	273,278

Gross Profit	37,252	24,833	69,081	54,722
Selling, General and Administrative Expenses	6,393	4,876	11,533	9,743
Start-up and Pre-production Costs	2,121	2,524	3,774	5,494

Income From Operations	28,738	17,433	53,774	39,485
Interest Income	654	1,464	1,439	2,771
Equity Earnings of Joint Ventures	1,765	1,551	2,537	2,418
Other Income (Expense), Net	1,079	(136)	905	(90)

Income Before Income Taxes	32,236	20,312	58,655	44,584
Income Taxes	11,282	6,956	20,529	15,271

Net Income	$20,954	$13,356	$38,126	$29,313

Earnings Per Share — Basic	$0.79	$0.52	$1.46	$1.13

Earnings Per Share — Diluted	$0.78	$0.51	$1.42	$1.11

Dividends Declared Per Share	$0.125	$0.11	$0.235	$0.21

See notes to consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands, except par value and share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$117,128	$106,839
Marketable securities	25,097	—
Accounts receivable, net	138,081	102,171
Inventories, net	57,700	60,843
Deferred income taxes	4,603	4,603
Other current assets	6,117	5,815

Total current assets	348,726	280,271
Property, Plant and Equipment, net	224,623	228,181
Long-term Assets	37,215	32,386

Total Assets	$610,564	$540,838

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$42,967	$30,654
Accrued expenses	48,867	40,483

Total current liabilities	91,834	71,137
Long-term Liabilities	12,688	12,180
Deferred Income Taxes	4,808	8,780
Commitments and Contingent Liabilities	—	—
Shareholders’ Equity
Preferred stock, $25.00 par value Authorized — 1,000,000 shares Issued — none	—	—
Common stock, par value $.50 Authorized — 100,000,000 shares Issued — 26,618,413 shares (25,932,681 shares in 2001)	13,309	12,966
Accumulated other comprehensive (loss)	(20,853)	(18,268)
Additional paid-in capital	24,920	2,124
Retained earnings	483,858	451,919

Total shareholders’ equity	501,234	448,741

Total Liabilities and Shareholders’ Equity	$610,564	$540,838

See notes to consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,

	2002	2001

Net Cash Provided by Operating Activities	$44,887	$32,173
Cash Flows from Investing Activities:
Purchase of marketable securities	(27,097)	—
Additions to property, plant and equipment	(18,423)	(27,186)

Net Cash Used in Investing Activities	(45,520)	(27,186)

Cash Flows from Financing Activities:
Stock options exercised	17,669	1,963
Cash dividends paid	(5,717)	(5,173)
Repurchases of common stock	(1,030)	(533)

Net Cash Provided by (Used in) Financing Activities	10,922	(3,743)

Net Increase in Cash and Equivalents	10,289	1,244
Cash and Equivalents at Beginning of Period	106,839	93,503

Cash and Equivalents at End of Period	$117,128	$94,747

See notes to consolidated condensed financial statements.

SUPERIOR INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)
(Dollars in thousands, except share data)

	Common Stock				Accumulated
			Additional		Other
	Number of		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balances at December 31, 2001	25,932,681	$12,966	$2,124	$451,919	$(18,268)	$448,741
Comprehensive Income:
Net Income	—	—	—	38,126	—	38,126
Other Comprehensive Income:
Foreign currency translation adjustments	—	—	—	—	(6,737)	(6,737)
Unrealized gains on:
Forward foreign currency contracts	—	—	—	—	3,981	3,981
Marketable securities	—	—	—	—	171	171
Comprehensive Income	—	—	—	—	—	35,541
Cash Dividends Declared ($.235 per share)	—	—	—	(6,187)	—	(6,187)
Repurchases of Common Stock	(23,500)	(12)	(1,018)	—	—	(1,030)
Stock Options Exercised, Including Related Tax Benefit	709,232	355	23,814	—	—	24,169

Balances at June 30, 2002	26,618,413	$13,309	$24,920	$483,858	$(20,853)	$501,234

See notes to consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2002
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

We are also making steady progress in building our position in the growing market for aluminum suspension and related underbody components to compliment our OEM aluminum wheel business. We acquired a dedicated manufacturing facility in Heber Springs, Arkansas, to accommodate our aluminum components manufacturing operations, which we expanded to accommodate the projected sales volume of the components business. We have won contracts for approximately $30 million in annual revenue to manufacture numerous suspension and underbody components for certain 2002 through 2009 model year vehicles, including upper and lower control arm bracket assemblies, suspension brackets and knuckles. We started shipping low volumes of automotive component products in the fourth quarter of 2001, and we expect the new aluminum component facility to be in start-up status at least through the end of 2002. The future success of this business start-up is highly dependent on our ability to obtain additional contract awards.

General Motors and Ford represented approximately 90% and 87% of our annual sales in 2001 and the first half of 2002, respectively. Although the loss of all or a substantial portion of our sales to either or both of these two customers would have a significant adverse impact on our financial results (unless the lost volume could be replaced), we do not believe this represents a material risk due to excellent long-term relationships with both, including multi-year contractual arrangements. We also manufacture aluminum wheels for DaimlerChrysler, BMW, Volkswagen, Audi, Land Rover, MG Rover, Toyota, Mazda, Mitsubishi, Nissan, Subaru and Isuzu.

The availability and demand for aluminum wheels and components are both subject to unpredictable factors, such as changes in the general economy, the automobile industry, the price of gasoline and consumer interest rates. The raw materials used in producing our products are readily available and are obtained through numerous suppliers with whom we have established trade relations.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2002
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

In our opinion, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Securities and Exchange Commission’s requirements of Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair presentation of i) the consolidated condensed statements of income for the three and six months ended June 30, 2002 and 2001, ii) the consolidated condensed balance sheets at June 30, 2002 and December 31, 2001, iii) the consolidated condensed statements of cash flows for the six months ended June 30, 2002 and 2001, and iv) the consolidated condensed statements of shareholders’ equity at December 31, 2001 and at June 30, 2002.

3.    New Accounting Standards

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145 — “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 requires gains and losses from extinguishment of debt to be reported as part of recurring operations, unless the transaction is considered unusual or infrequent in which case the transaction would be classified as an extraordinary item. This standard also eliminates an inconsistency between the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 became effective for transactions occurring after May 15, 2002.

In June 2002, the FASB voted in favor of issuing SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2002
(Unaudited)

Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not anticipate the adoption of these new accounting standards to have a material effect on our consolidated financial statements.

4.    Revenue Recognition

Sales of products and any related costs are recognized when title transfers to the purchaser, generally upon shipment. Project development revenues for wheel development and initial tooling that are reimbursed by our customers are recognized as such related costs and expenses are incurred.

5.    Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period, or 26,367,000 and 25,898,000 for the three months ended June 30, 2002 and 2001 and 26,168,000 and 25,876,000 for the six months ended June 30, 2002 and 2001, respectively. For purposes of calculating diluted earnings per share, net income is divided by the total of the weighted average shares outstanding plus the dilutive effect of our outstanding stock options (“common stock equivalents”), or 600,000 and 485,000 for the three months ended June 30, 2002 and 2001, and 618,000 and 445,000 for the six months ended June 30, 2002 and 2001, respectively. Accordingly, the total weighted average shares outstanding plus common stock equivalents used for calculating diluted earnings per share was 26,967,000 and 26,383,000 for the three months ended June 30, 2002 and 2001, and 26,786,000 and 26,321,000 for the six months ended June 30, 2002 and 2001, respectively.

6.    Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products, such as our aluminum suspension and related underbody components.

We have foreign operations in Mexico and Hungary that on occasion require the transfer of funds denominated in their respective functional currencies — the Mexican peso and the euro, which was converted from the German deutsche mark (DM) on January 1, 2002, according to the European Union (EU) established fixed conversion rate. This conversion is in accordance with the established EU agreement with eleven of fifteen member countries to establish a common economic currency for the EU.

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2002
(Unaudited)

fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At June 30, 2002, we held open foreign currency euro forward contracts totaling $33.0 million, with an unrealized gain of $4.6 million. At December 31, 2001, we held open foreign currency DM forward contracts totaling $20.2 million, with an unrealized gain of $0.6 million. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by a similar percentage.

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, electricity and environmental emission credits. Any such agreements are considered normal purchases as the commodities are physically delivered and, therefore, pursuant to FAS 133 are not accounted for as a derivative. We currently have several purchase agreements for the delivery of aluminum and natural gas over the next three years. The purchase value of these commitments, which have not been hedged, approximates $247 million. The majority of these purchase commitments is for aluminum, which represents approximately 33 percent of our estimated aluminum requirements through 2004. The fair value of these agreements approximates $235 million at June 30, 2002. Percent changes in the market prices of these commodities will impact the fair value by a similar percentage. We do not hold or purchase any aluminum or natural gas forward contracts for trading purposes.

7.    Financial Presentation

Certain prior year amounts have been reclassified to conform to the 2002 financial statement presentation.

8.    Accounts Receivable

       The components of accounts receivable are as follows:

(Thousands of Dollars)
	June 30,	December 31,
	2002	2001

	(Unaudited)

Accounts Receivable:
Trade receivables	$115,331	$79,686
Project development receivables	14,886	17,049
Unrealized gain on forward contracts	4,607	626
Due from joint ventures	1,874	3,642
Other	2,313	2,464

	139,011	103,467
Allowance for Doubtful Accounts	(930)	(1,296)

	$138,081	$102,171

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2002
(Unaudited)

9.    Inventories

     The components of inventories are as follows:

(Thousands of Dollars)
	June 30,	December 31,
	2002	2001

	(Unaudited)

Raw materials	$15,258	$18,158
Work in process	17,133	15,980
Finished goods	25,309	26,705

	$57,700	$60,843

10.  Property, Plant and Equipment

     The components of property, plant and equipment are as follows:

(Thousands of Dollars)
	June 30,	December 31,
	2002	2001

	(Unaudited)

Land and buildings	$78,301	$70,397
Machinery and equipment	380,643	371,017
Leasehold improvements and others	6,248	6,229
Construction in progress	32,033	44,702

	497,225	492,345
Accumulated depreciation	(272,602)	(264,164)

	$224,623	$228,181

Depreciation expense was $7.6 million and $7.2 million for the three months ended June 30, 2002 and 2001, respectively, and $15.0 million and $14.1 million for the six months ended June 30, 2002 and 2001, respectively. The comparison of net assets values was affected by the foreign currency translation of our Mexico operations, which reduced the net asset value at June 30, 2002 by $6.9 million.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2002
(Unaudited)

11.  Contingencies

We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, we believe all such matters are adequately provided for, covered by insurance, are without merit, and / or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position.

When market conditions warrant, we will enter into contracts to purchase certain commodities used in the manufacture of our products. Any such commodities are expected to be purchased and used over a reasonable period of time, in the normal course of business, as described in Note 6 to these consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

Selected data for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Dollars in thousands, except for share amounts	2002	2001	2002	2001

Net Sales	$211,968	$161,907	$398,500	$328,000
Gross margin	$37,252	$24,833	$69,081	$54,722
% of net sales	17.6%	15.3%	17.3%	16.7%
Operating income	$28,738	$17,433	$53,774	$39,485
% of net sales	13.6%	10.8%	13.5%	12.0%
Net income	$20,954	$13,356	$38,126	$29,313
Earning per share — diluted	$0.78	$0.51	$1.42	$1.11

In the second quarter of 2002, we set new all time records for unit shipments and net sales. Our consolidated net sales increased $50.1 million, or 30.9%, to $212.0 million from $161.9 million in the second quarter a year ago. OEM net sales increased $50.6 million, or 31.6%, to $210.8 million compared to $160.2 million in the 2001 period, while OEM unit shipments for the same period increased 30.5% over the prior year. Sales dollars in the current period increased at a rate comparable to unit shipments, despite average selling prices declining by 3.3%, due to a reduction in the pass-through price of aluminum to our customers. However, this decline, as well as any customer mandated price reductions, were offset by the continuing shift in mix to larger wheel sizes, thereby having the net impact of slightly increasing the average selling price during the current year.

The 30.5% increase in aluminum wheel shipments for the second quarter compares favorably to an increase of 9.7% for total North American production of light trucks and passenger cars, according to Automotive News, an industry publication, indicating further gains in market share. For the model year 2001, according to Ward’s Automotive Yearbook, an auto industry publication, aluminum wheel installation rates on automobiles and light trucks in the U.S. rose to 58% compared to 55% in 2000, continuing a long-term upward trend. Shipments to international customers were approximately 9% of total OEM unit shipments for the quarter compared to 7% in 2001.

Gross profit for the quarter increased to $37.3 million, or 17.6% of net sales, compared to $24.8 million, or 15.3% of net sales, for the same period a year ago. Factors contributing to the higher gross margin percentage in the current quarter were the higher utilization rates at our manufacturing facilities, including our second manufacturing facility in Chihuahua, Mexico. Prior to the fourth quarter of 2001, the results of this plant were included in pre-production costs. This facility has recently begun to operate at a rate close to its current capacity, which is expected to have a positive impact on our gross margin percentage. During the current quarter, the aluminum content of our selling prices decreased at a rate greater than the decrease in our

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

average purchase price of aluminum, thereby negatively impacting gross margin. This was due to the portion of our aluminum requirements that were purchased under fixed-price contracts at prices higher than the current market price. See Note 6 to the consolidated condensed financial statements.

Selling, general and administrative expenses for the second quarter of 2002 were $6.4 million, or 3.0% of net sales compared to $4.9 million, or 3.0% of net sales in 2001. However, absolute dollars increased due primarily to higher accruals for compensation, bonuses, and payroll taxes related to a large stock option exercise.

Start-up costs associated with our aluminum automotive components business totaled $2.1 million in the quarter compared to $1.2 million a year ago. The second quarter a year ago also included pre-production losses totaling $1.3 million for our second manufacturing facility in Chihuahua, Mexico. As indicated above, beginning with the fourth quarter of 2001, the results of this facility were included in gross profit.

The resulting operating income for the second quarter increased $11.3 million, or 64.8%, to $28.7 million from $17.4 million in the same period a year ago. Accordingly, the operating income margin for the second quarter of 2002 was 13.6% of net sales compared to 10.8% of net sales in the same period in 2001.

Interest income for the second quarter decreased to $0.7 million from $1.5 million a year ago, with the decline attributed to a reduction of interest rates on cash invested during the period. Equity earnings of joint ventures is represented principally by our share of the equity earnings of our 50 percent owned joint venture in Hungary.

As a result of the above, net income for the quarter increased 56.9%, or $7.6 million, to $21.0 million, or 9.9% of net sales, from $13.4 million, or 8.2% of net sales last year. Diluted earnings per share for the second quarter of 2002 was $0.78, an increase of 52.9% from the $0.51 per diluted share in the same period a year ago.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $44.9 million for the six months ended June 30, 2002, compared to $32.2 million for the same period a year ago, due principally to the $8.8 million increase in net income. The increase in accounts receivable, which was related to the increased sales in the latter part of the current period, was offset by reduced requirements for accounts payable and inventory.

The principal investing activities during the six months ended June 30, 2002 were acquiring $27.1 million of marketable securities and funding $18.4 million of capital expenditures. Similar investing activities during the same period a year ago included funding $27.2 million of capital expenditures. The reduction in capital expenditures in the second quarter of 2002 compared to the same period in the prior year was principally due to the completion of our second wheel plant in Mexico and a decrease in expenditures related to the expansion of the new components business located in Heber Springs, Arkansas.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing activities during the six months ended June 30, 2002 included proceeds from the exercise of company stock options of $17.7 million, and the payment of cash dividends on our common stock, totaling $5.7 million. Similar financing activities during the same period a year ago were cash dividend payments of $5.2 million and $2.0 million related to the exercise of company stock options.

Working capital and the current ratio were $256.9 million and 3.8:1 versus $209.1 million and 3.9:1 at June 30, 2002 and December 31, 2001, respectively, and $185.2 million and 3.2:1, at June 30, 2001. Cash and marketable securities as of June 30, 2002 were $142.2 million compared to $106.8 million at December 31, 2001 and $94.7 million at June 30, 2001. Our cash position is forecasted to be more than sufficient to fund our working capital and capital investment requirements for the remainder of the year.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we identified the most critical accounting policies upon which our financial position depends, as being those policies that involve the most complex or subjective decisions or assessments used in the preparation of our financial statements. We identified our most critical accounting policies to be related to risk management, revenue recognition, inventory valuation and commodity contract commitments. We state these accounting policies in the notes to the consolidated financial statements included in our 2001 Annual Report to Shareholders and at relevant sections in this management’s discussion and analysis.

Euro Currency

On January 1, 1999, eleven of the fifteen member countries of the European Union (“EU”) established fixed conversion rates between their existing currencies and the EU’s common currency, the euro. During a transition period from January 1, 1999 to June 30, 2002, non-cash transactions may be denominated in either euro or the existing currencies of the EU participants. Euro currency was issued on January 1, 2002, and on June 30, 2002 all national currencies of the EU participant’s countries became obsolete. As of January 1, 2002, when the euro became the functional currency of our joint venture in Hungary, their business operating software had been upgraded, tested and implemented with no major problems.

Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products, such as our aluminum suspension and related underbody components. We diminish these risks by using foreign currency forward contracts and commitments to purchase certain commodities

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

used in the manufacture of our products. See Note 6 to the consolidated condensed financial statements for additional information related to these forward contracts and purchase commitments.

Inflation

Inflation did not have a material impact on our results of operations or financial condition for the second quarter of 2002.

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

A wide range of factors could materially affect our future development and performance, including the following:

•	Changes in U.S., global or regional economic conditions, currency exchange rates, significant terrorist acts, or political instability in major markets, which may affect automobile sales;

•	Increased competitive pressures, shortages of fuel, both domestic and international, which may, among other things, affect our performance;

•	Changes in commodity prices of the materials used in our products;

•	Changes in the laws, regulations, policies, or other activities of governments, agencies, and similar organizations where such actions may affect our ability to produce products at a competitive price;

•	Adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which may, among other things, impair production at our manufacturing facilities;

•	Our ability to attract or retain key employees to operate our manufacturing facilities and corporate office;

•	Success of our strategic and operating plans to properly direct the company, including obtaining new contracts for our new suspension and underbody components business; and,

•	International, political and military developments that may affect automobile production and sales.

This list of factors that may affect future performance and the accuracy of forward-looking statements is by no means complete. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on May 10, 2002, for the purpose of electing three Directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation. There were 26,019,411 shares of our common stock issued, outstanding and entitled to vote as of the record date, March 22, 2002. There were present at the meeting, in person or by proxy, the holders of 22,935,712 shares, representing 88% of the total shares outstanding and entitled to vote at the meeting. Accordingly, 12%, or 3,083,699 shares were not voted.

All of management’s nominees for Director as listed in the proxy statement were elected for a three-year term with the following vote:

	Shares	Shares
Nominee	Voted For	Withheld

Louis L. Borick	19,756,992	3,178,720
Steven J. Borick	19,758,322	3,177,390
Raymond C. Brown	22,656,172	279,540

The following incumbent Directors will have their terms of office expire as of the date of the Annual Meeting of Shareholders in the years indicated below:

Incumbent Director	Year

Jack H. Parkinson	2003
Philip W. Colburn	2003
R. Jeffrey Ornstein	2003
Sheldon I. Ausman	2004
V. Bond Evans	2004

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K — There were no reports on Form 8-K filed during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date	8/12/02	/s/ Louis L. Borick

Louis L. Borick President and Chairman of the Board

Date	8/12/02	/s/ R. Jeffrey Ornstein

R. Jeffrey Ornstein Vice President and CFO