Form 10-Q
period 2002-10-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2002-11-13
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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
If Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES [X]  NO [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class of Common Stock	Outstanding at October 31, 2002

$0.50 Par Value	26,578,327

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
Exhibit 99.1
Exhibit 99.2

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)
(Dollars in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Net Sales	$187,364	$146,417	$585,864	$474,417
Cost of Sales	155,319	123,998	484,738	397,276

Gross Profit	32,045	22,419	101,126	77,141
Selling, General and Administrative Expenses	5,637	4,804	17,170	14,547
Start-up and Pre-production Costs	2,196	2,435	5,970	7,929

Income From Operations	24,212	15,180	77,986	54,665
Equity Earnings of Joint Ventures	1,940	131	4,477	2,549
Interest Income	947	774	2,386	3,545
Other Income, Net	121	200	1,026	110

Income Before Income Taxes	27,220	16,285	85,875	60,869
Income Taxes	9,527	5,577	30,056	20,848

Net Income	$17,693	$10,708	$55,819	$40,021

Earnings Per Share — Basic	$0.67	$0.41	$2.12	$1.55

Earnings Per Share — Diluted	$0.65	$0.41	$2.08	$1.52

Dividends Declared Per Share	$0.125	$0.11	$0.36	$0.32

See notes to consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except par value and share data)

	September 30	December 31
	2002	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$98,708	$106,839
Marketable securities	41,013	—
Accounts receivable, net	156,705	102,171
Inventories, net	56,041	60,843
Deferred income taxes	4,603	4,603
Other current assets	11,028	5,815

Total current assets	368,098	280,271
Property, Plant and Equipment, net	227,993	228,181
Long-term Assets	35,700	32,386

Total Assets	$631,791	$540,838

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$43,070	$30,654
Accrued expenses	59,561	40,483

Total current liabilities	102,631	71,137
Long-term Liabilities	14,011	12,180
Deferred Income Taxes	3,979	8,780
Commitments and Contingent Liabilities	—	—
Shareholders’ Equity:
Preferred stock, $25.00 par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, $0.50 par value
Authorized - 100,000,000 shares
Issued - 26,589,977 shares (25,932,681 shares in 2001)	13,295	12,966
Additional paid-in capital	23,762	2,124
Accumulated other comprehensive loss	(24,112)	(18,268)
Retained earnings	498,225	451,919

Total shareholders’ equity	511,170	448,741

Total Liabilities and Shareholders’ Equity	$631,791	$540,838

See notes to consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)
 (Dollars in thousands)

	Nine Months Ended September 30

	2002	2001

Net Cash Provided by Operating Activities	$58,917	$49,209

Cash Flows from Investing Activities:
Proceeds from the sale of marketable securities	13,120	—
Additions to property, plant and equipment	(30,998)	(32,455)
Purchase of marketable securities	(55,219)	—

Net Cash Used in Investing Activities	(73,097)	(32,455)

Cash Flows from Financing Activities:
Stock options exercised	18,288	2,555
Repurchases of common stock	(3,195)	(2,076)
Cash dividends paid	(9,044)	(8,026)

Net Cash Provided by (Used in) Financing Activities	6,049	(7,547)

Net Increase (Decrease) in Cash and Cash Equivalents	(8,131)	9,207
Cash and Cash Equivalents at Beginning of Period	106,839	93,503

Cash and Cash Equivalents at End of Period	$98,708	$102,710

See notes to consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)
(Dollars in thousand, except share data)

	Common Stock			Accumulated
			Additional	Other
	Number of		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total

Balances at December 31, 2001	25,932,681	$12,966	$2,124	$(18,268)	$451,919	$448,741
Comprehensive Income:
Net Income	—	—	—	—	55,819	55,819
Other Comprehensive Income:
Foreign currency translation adjustments	—	—	—	(8,277)	—	(8,277)
Unrealized gain (loss) on:
Forward foreign currency contracts	—	—	—	(674)	—	(674)
Marketable securities	—	—	—	3,107	—	3,107
Comprehensive Income	—	—	—	—	—	49,975
Cash Dividends Declared ($.36 per share)	—	—	—	—	(9,513)	(9,513)
Repurchases of Common Stock	(75,500)	(37)	(3,158)	—	—	(3,195)
Stock Options Exercised, Including Related Tax Benefit	732,796	366	24,796	—	—	25,162

Balances at September 30, 2002	26,589,977	$13,295	$23,762	$(24,112)	$498,225	$511,170

See notes to consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

Part I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(Unaudited)

1.	Nature of Operations

Headquartered in Van Nuys, California, our principal business is the design and manufacture of motor vehicle parts and accessories for sale to original equipment manufacturers (OEM) and the automotive aftermarket on an integrated one-segment basis. We are one of the largest suppliers of cast and forged aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary. Customers in North America represent the principal market for our products, with approximately 8% of our products being exported to international customers or delivered to their assembly operations in the United States.

We are also making steady progress in building our position in the growing market for aluminum suspension and related underbody components to compliment our OEM aluminum wheel business. We acquired a dedicated manufacturing facility in Heber Springs, Arkansas, in 1999, to accommodate our aluminum components manufacturing operations, which we expanded to accommodate the potential sales volume of the components business. We have won contracts which will accumulate to approximately $30 million in annual revenue to manufacture numerous suspension and underbody components for certain 2002 through 2009 model year vehicles, including upper and lower control arm bracket assemblies, suspension brackets and knuckles. We started shipping low volumes of aluminum component products in the fourth quarter of 2001, and we expect the new aluminum component facility to be in start-up status at least through the end of 2002. The future success of this business start-up is highly dependent on our ability to obtain additional contract awards, which in part, depends on industry conversion to the lighter aluminum components.

General Motors and Ford together represented approximately 90% of our annual sales in 2001 and 86% of total sales for the first three quarters of 2002. Although the loss of all or a substantial portion of our sales to either or both of these two customers would have a significant adverse impact on our financial results (unless the lost volume could be replaced), we do not believe this represents a material risk due to excellent long-term relationships with both, including multi-year contractual arrangements. We also manufacture aluminum wheels for DaimlerChrysler, BMW, Volkswagen, Audi, Land Rover, MG Rover, Toyota, Mazda, Mitsubishi, Nissan, Subaru and Isuzu.

The availability and demand for aluminum wheels and components are both subject to unpredictable factors, such as changes in the general economy, the automobile industry, the price of gasoline and consumer interest rates. The raw materials used in producing our products are readily available and are obtained through numerous suppliers with whom we have established trade relations.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

Part I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2002
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

Interim financial reporting standards require us to make estimates that are based on assumptions regarding the outcome of future events and circumstances not known at that time, including the use of estimated effective tax rates. Inevitably, some assumptions may not materialize, unanticipated events or circumstances may occur which vary from those estimates and such variations may significantly affect our future results.

In our opinion, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Securities and Exchange Commission’s requirements of Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of i) the consolidated condensed statements of income for the three and nine months ended September 30, 2002 and 2001, ii) the consolidated condensed balance sheets at September 30, 2002 and December 31, 2001, iii) the consolidated condensed statements of cash flows for the nine months ended September 30, 2002 and 2001, and iv) the consolidated condensed statement of shareholders’ equity at December 31, 2001 and at September 30, 2002.

3.	New Accounting Standards

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 requires gains and losses from extinguishment of debt to be reported as part of recurring operations, unless the transaction is considered unusual or infrequent in which case the transaction would be classified as an extraordinary item. This standard also eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 became effective for transactions occurring after May 15, 2002.

In June 2002, the FASB voted in favor of issuing SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not anticipate the adoption of these new accounting standards to have a material effect on our consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

Part I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2002
(Unaudited)

4.	Revenue Recognition

Sales of products and any related costs are recognized when title transfers to the purchaser, generally upon shipment. Project development revenues for wheel development and initial tooling that are reimbursed by our customers are recognized as such related costs and expenses are incurred.

5.	Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period, or 26,581,000 and 25,920,000 for the three months ended September 30, 2002 and 2001 and 26,305,000 and 25,872,000 for the nine months ended September 30, 2002 and 2001, respectively. For purposes of calculating diluted earnings per share, net income is divided by the total of the weighted average shares outstanding plus the dilutive effect of our outstanding stock options (“common stock equivalents”), or 469,000 and 498,000 for the three months ended September 30, 2002 and 2001, and 569,000 and 464,000 for the nine months ended September 30, 2002 and 2001, respectively. Accordingly, the total weighted average shares outstanding plus common stock equivalents used for calculating diluted earnings per share was 27,050,000 and 26,418,000 for the three months ended September 30, 2002 and 2001, and 26,874,000 and 26,336,000 for the nine months ended September 30, 2002 and 2001, respectively.

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

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At September 30, 2002, we held open foreign currency Euro forward contracts totaling $27.9 million, with an unrealized gain of $3.7 million. At December 31, 2001, we held open foreign currency DM forward contracts totaling $20.2 million, with an unrealized gain of $0.6 million. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by a similar percentage of the current market value.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

Part I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2002
(Unaudited)

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, electricity and environmental emission credits. Any such agreements are considered normal purchases as the commodities are physically delivered and, therefore, pursuant to SFAS No. 133 are not accounted for as a derivative. We currently have several purchase agreements for the delivery of aluminum and natural gas through 2004. The purchase value of these commitments, which have not been hedged, approximates $232 million. The majority of these purchase commitments is for aluminum, which represents approximately 34 percent of our estimated aluminum requirements through 2004. The fair value of these agreements approximates $213 million at September 30, 2002. Percent changes in the market prices of these commodities will impact the fair value by a similar percentage. We do not hold or purchase any aluminum or natural gas forward contracts for trading purposes.

7.	Financial Presentation

Certain prior year amounts have been reclassified to conform to the 2002 financial statement presentation.

8.	Accounts Receivable

The components of accounts receivable are as follows:

(Thousands of Dollars)

	September 30,	December 31,
	2002	2001

	(Unaudited)
Accounts Receivable:
Trade receivables	$134,859	$79,686
Project development receivables	14,736	17,049
Unrealized gain on forward contracts	3,733	626
Due from joint ventures	1,562	3,642
Other	2,701	2,464

	157,591	103,467
Allowance for Doubtful Accounts	(886)	(1,296)

	$156,705	$102,171

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

Part I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2002
(Unaudited)

9.	Inventories

The components of inventories are as follows:

(Thousands of Dollars)

	September 30,	December 31,
	2002	2001

	(Unaudited)
Raw materials	$13,579	$18,158
Work in process	15,090	15,980
Finished goods	27,372	26,705

	$56,041	$60,843

10.	Property, Plant and Equipment

The components of property, plant and equipment are as follows:

(Thousands of Dollars)

	September 30,	December 31,
	2002	2001

	(Unaudited)
Land and buildings	$78,102	$70,397
Machinery and equipment	388,097	371,017
Leasehold improvements and others	6,103	6,229
Construction in progress	31,813	44,702

	504,115	492,345
Accumulated depreciation	(276,122)	(264,164)

	$227,993	$228,181

Depreciation expense was $7.6 million and $6.4 million for the three months ended September 30, 2002 and 2001, respectively, and $22.6 million and $20.5 million for the nine months ended September 30, 2002 and 2001, respectively. The comparison of net asset values was affected by the foreign currency translation of Mexico operations, which reduced the net asset value at September 30, 2002 by $8.4 million.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

Part I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2002
(Unaudited)

11.	Contingencies

We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, we believe all such matters are adequately provided for, covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position.

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

Selected data for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Dollars in thousands, except for share amounts	2002	2001	2002	2001

Net sales	$187,364	$146,417	$585,864	$474,417
Gross margin	$32,045	$22,419	$101,126	$77,141
% of net sales	17.1%	15.3%	17.3%	16.3%
Operating income	$24,212	$15,180	$77,986	$54,665
% of net sales	12.9%	10.4%	13.3%	11.5%
Net income	$17,693	$10,708	$55,819	$40,021
Earning per share — diluted	$0.65	$0.41	$2.08	$1.52

In the third quarter of 2002, we set new third quarter records for unit shipments, net sales and net income. Our consolidated net sales increased $41.0 million, or 28.0%, to $187.4 million from $146.4 million in the third quarter a year ago. OEM net sales increased $41.5 million, or 28.7%, to $186.4 million compared to $144.9 million in the 2001 period, while OEM unit shipments for the same period increased 28.5% over the prior year. The pass-through price of aluminum to our customers reduced our average selling price by 2% compared to a year ago. However, this aluminum price decline, as well as any customer mandated price reductions, were offset by the continuing shift in mix to larger and chrome plated wheels, resulting in a slight increase in our overall average selling price during the current quarter.

In the first nine months of 2002, we set new records for unit shipments and net sales. Our consolidated net sales increased $111.4 million, or 23.5%, to $585.9 million from $474.4 million for the same period last year. OEM net sales increased $112.7 million, or 24.0%, to $582.7 million compared to $470.1 million in the 2001 period, while OEM unit shipments for the same period increased 24.8% over the prior year. Our average selling price was virtually unchanged from the same period last year, as the reduction in the pass-through price of aluminum to our customers and any customer mandated price reductions, were offset by the continuing shift in mix to larger and chrome plated wheels.

Shipments to Ford and General Motors totaled 86% of total OEM unit shipment for both the quarter and nine months of 2002 compared to 88% and 91%, respectively, in the same periods a year ago. The balances of the shipments were to DaimlerChrysler and international customers. The increases in aluminum wheel shipments of 28.5% for the third quarter and 24.8% for the nine months compare favorably to the increase of 9.3% and 6.6% respectively, for total North American production of light trucks and passenger cars, according to Automotive News, an industry publication, indicating further gains in market share. For the model year 2001, according to Ward’s Automotive Yearbook, another auto industry publication, aluminum wheel installation rates on passenger and light trucks in the U.S. rose to 57% compared to 55% in 2000, continuing a long-term upward trend.

Gross profit for the quarter increased to $32.0 million, or 17.1% of net sales, compared to $22.4 million, or 15.3% of net sales, for the same period a year ago. Gross profit for the first nine months increased $24.0 million, to $101.1 or 17.3% of net sales, compared to $77.1 million, or 16.3% of net sales, for the same period a year ago. The increases in the consolidated gross margin percentage in the current quarter and year-to-date were due to the higher utilization rates at our manufacturing facilities including our second manufacturing facility in Chihuahua, Mexico. Prior to the fourth quarter of 2001, the results of this plant were included in pre-production costs. This facility has recently begun to operate at a rate close to its current capacity, which had a positive impact on our gross margin percentage. However, during the current quarter and year-to-date periods, the aluminum content of our selling prices decreased at a rate greater than the decrease in our average purchase price of aluminum, thereby negatively impacting gross margin. This was due to the portion of our aluminum requirements that were purchased under fixed-price contracts at prices higher than the current market price. We expect this trend to continue in the near future, as long as the aluminum market price is below our fixed contract price. See Note 6 to the consolidated condensed financial statements for details pertaining to these contracts.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses for the third quarter of 2002 were $5.6 million, or 3.0% of net sales compared to $4.8 million, or 3.3% of net sales in 2001, and for the first nine months of 2002 were $17.2 million, or 2.9% of net sales compared to $14.5 million, or 31% of net sales in 2001. Absolute dollars increased due primarily to higher accruals for compensation and related fringe benefits, as well as for professional fees.

Start-up costs associated with our aluminum automotive components business totaled $2.2 million in the third quarter and $6.0 million for the first nine months compared to $2.0 million and $5.0 million, respectively, in the same period a year ago. The third quarter and first nine months a year ago also included pre-production losses totaling $0.4 million and $3.0 million, respectively, for our second manufacturing facility in Chihuahua, Mexico. As indicated above, beginning with the fourth quarter of 2001, the results of this facility were included in gross profit.

The resulting operating income for the third quarter increased $9.0 million, or 59.5%, to $24.2 million from $15.2 million in the same period a year ago. Accordingly, the operating income margin for the third quarter of 2002 was 12.9% of net sales compared to 10.4% of net sales in the same period in 2001. In the first nine months of 2002, operating income increased $23.3 million, or 42.7%, to $78.0 million from $54.7 million in the same period a year ago. Therefore, the operating income margin for the first nine months of 2002 was 13.3% of net sales compared to 11.5% of net sales in the same period in 2001.

Interest income for the third quarter increased to $0.9 million from $0.8 million a year ago due primarily to an increase in average cash invested. The first nine months interest income decreased to $2.4 million from $3.5 million a year ago due primarily to an increase in cash available to invest, but offset by a decrease in interest rates on cash invested. Equity earnings of joint ventures, which is represented principally by our share of the equity earnings of our 50 percent owned joint venture in Hungary, increased to $1.9 million in the third quarter and to $4.5 million for the first nine months.

As a result of the above, net income for the quarter increased 65.2%, or $7.0 million, to $17.7 million, or 9.4% of net sales, from $10.7 million, or 7.3% of net sales last year. Diluted earnings per share for the third quarter of 2002 was $0.65, an increase of 58.5% from the $0.41 per diluted share in the same period a year ago. Net income for the first nine months, increased $15.8 million, or 39.5%, to $55.8 million, or 9.5% of net sales, from $40.0 million, or 8.4% of net sales last year. Diluted earnings per share for the first nine months of 2002 was $2.08, an increase of 36.8% from the $1.52 per diluted share in the same period a year ago.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities was $58.9 million for the nine months ended September 30, 2002, compared to $49.2 million for the same period a year ago, due principally to the $15.8 million increase in net income. The cash flow generated from the increase in net income was partially offset by the net increase in working capital requirements, principally accounts receivable, due to the increased sales in the current period.

The principal investing activities during the nine months ended September 30, 2002 were acquiring $55.2 million of marketable securities and funding $31.0 million of capital expenditures. However, offsetting the above expenditures is $13.1 million of proceeds from the sale of investments. Similar investing activities during the same period a year ago included funding $32.5 million of capital expenditures for capacity expansion programs and ongoing improvements. An increase in capital expenditures in our mid-west facilities during the current period offset the decrease in expenditures in our Mexico plants.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing activities during the nine months ended September 30, 2002 included proceeds from the exercise of company stock options of $18.3 million, and the payment of cash dividends on our common stock, totaling $9.0 million. Similar financing activities during the same period a year ago were cash dividend payments of $8.0 million and $2.6 million related to the exercise of company stock options.

Working capital and the current ratio were $265.5 million and 3.6:1 versus $209.1 million and 3.9:1 at September 30, 2002 and December 31, 2001, respectively, and $194.8 million and 3.3:1, at September 30, 2001. Cash and marketable securities as of September 30, 2002 were $139.7 million compared to $106.8 million at December 31, 2001 and $102.7 million at September 30, 2001. Our cash position is forecasted to be more than sufficient to fund our working capital and capital investment requirements for the remainder of the year.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we identified the most critical accounting policies upon which our financial position depends as being those policies that involve the most complex or subjective decisions or assessments used in the preparation of our financial statements. We identified our most critical accounting policies to be related to risk management, revenue recognition, inventory valuation and commodity contract commitments. We state these accounting policies in the notes to the consolidated financial statements included in our 2001 Annual Report to Shareholders and at relevant sections in this management’s discussion and analysis.

Euro Currency

On January 1, 1999, eleven of the fifteen member countries of the European Union (“EU”) established fixed conversion rates between their existing currencies and the EU’s common currency, the Euro. During a transition period from January 1, 1999 to September 30, 2002, non-cash transactions could have been denominated in either Euros or the existing currencies of the EU participants. Euro currency was issued on January 1, 2002, and on September 30, 2002 all national currencies of the EU participant’s countries became obsolete. As of January 1, 2002, when the Euro became the functional currency of our joint venture in Hungary, their business operating software had been upgraded, tested and implemented with no major problems.

Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products, such as our aluminum suspension and related underbody components. We diminish these risks by using foreign currency forward contracts and commitments to purchase certain commodities used in the manufacture of our products. See Note 6 to the consolidated condensed financial statements for additional information related to these forward contracts and other purchase commitments.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inflation

Inflation did not have a material impact on our results of operations or financial condition for the third quarter of 2002.

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

A wide range of factors could materially affect our future development and performance, including the following:

•	Changes in U.S., global or regional economic conditions, currency exchange rates, significant terrorist acts, or political instability in major markets, which may affect automobile sales;

•	Increased competitive pressures, shortages of fuel, both domestic and international, which may, among other things, affect our performance;

•	Changes in commodity prices of the materials used in our products;

•	Changes in the laws, regulations, policies, or other activities of governments, agencies, and similar organizations where such actions may affect our ability to produce products at a competitive price;

•	Adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which may, among other things, impair production at our manufacturing facilities;

•	Our ability to attract or retain key employees to operate our manufacturing facilities and corporate office;

•	Success of our strategic and operating plans to properly direct the company, including obtaining new contracts for our new suspension and underbody components business; and

•	International, political and military developments that may affect automobile production and sales.

This list of factors that may affect future performance and the accuracy of forward-looking statements is by no means complete. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

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

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At September 30, 2002, we held open foreign currency Euro forward contracts totaling $27.9 million, with an unrealized gain of $3.7 million. At December 31, 2001, we held open foreign currency DM forward contracts totaling $20.2 million, with an unrealized gain of $0.6 million. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by a similar percentage of the current market value.

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, electricity and environmental emission credits. Any such agreements are considered normal purchases as the commodities are physically delivered and, therefore, pursuant to SFAS No. 133 are not accounted for as a derivative. We currently have several purchase agreements for the delivery of aluminum and natural gas through 2004. The purchase value of these commitments, which have not been hedged, approximates $232 million. The majority of these purchase commitments is for aluminum, which represents approximately 34 percent of our estimated aluminum requirements through 2004. The fair value of these agreements approximates $213 million at September 30, 2002. Percent changes in the market prices of these commodities will impact the fair value by a similar percentage. We do not hold or purchase any aluminum or natural gas forward contracts for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the company carried out an evaluation, under the supervision and with the participation of the company’s Disclosure Committee and the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits:

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K — There were no reports on Form 8-K filed during the three months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC. (Registrant)
Date: November 11, 2002	/s/ Louis L. Borick
Louis L. Borick President and Chairman of the Board

Date: November 11, 2002	/s/ R. Jeffrey Ornstein
R. Jeffrey Ornstein Vice President and CFO

CERTIFICATION
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Louis L. Borick, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Superior Industries International, Inc;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ Louis L. Borick
Louis L. Borick President and Chairman of the Board

CERTIFICATION
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, R. Jeffrey Ornstein, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Superior Industries International, Inc;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ R. Jeffrey Ornstein
R. Jeffrey Ornstein Vice President and CFO