Form 10-K
period 2002-12-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2003-03-28
CIK 95552

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Transition Period From ___________ to ___________

Commission File No. 1-6615

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Chapter)

California	95-2594729

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7800 Woodley Avenue, Van Nuys, California	91406

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code   (818) 781-4973

Securities to be registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered

Common Stock, $0.50 par value	New York Stock Exchange

Securities to be registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]   No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes  [X]   No  [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes  [X]   No  [   ]

     The aggregate market value of voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second quarter was $1,216,000,000. On March 14, 2003, there were 26,668,137 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference and made a part of this Form 10-K:

1.	Portions of registrant’s 2002 Annual Report to Shareholders are incorporated into Parts I, II and III.

2.	Portions of registrant’s 2003 Annual Proxy Statement are incorporated into Parts I and III.

PART I
Item 1. BUSINESS
General Development and Description of Business
Principal Products
Customer Dependence
New Products
Net Sales Backlog
Seasonal Variations and Work Stoppage
Raw Materials
Patents and Licensing Agreements
Research and Development
Government Regulation
Environmental Compliance
Competition
Employees
Additional Information
Executive Officers of the Registrant
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Item 6. SELECTED FINANCIAL DATA
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT 13
EXHIBIT 21
EXHIBIT 23
EXHIBIT 23.1
EXHIBIT 99.1
EXHIBIT 99.2

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

PART I

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Superior Industries International, Inc. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and reports to our shareholders. These statements may, for example, express expectations or projections about future actions or market conditions that we may anticipate but, due to developments beyond our control, do not materialize.

A wide range of factors could materially affect our future development and performance, including the following:

•	Changes in U.S., global or regional economic conditions, currency exchange rates, war or significant terrorist acts, or political instability in major markets, all of which may materially affect vehicle sales, which could cause customers to cancel orders, as has happened in the past;

•	Increased competitive pressures, shortages of fuel, both domestic and international, which may, among other things, affect our performance;

•	Changes in commodity prices of the materials used in our products, in particular decreases in aluminum prices during periods when we have fixed price purchase contracts;

•	Changes in the laws, regulations, policies, or other activities of governments, agencies, and similar organizations where such actions may affect our ability to produce products at a competitive price;

•	Adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which may, among other things, impair production at our manufacturing facilities;

•	Our ability to attract or retain key employees to operate our manufacturing facilities and corporate office;

•	Success of our strategic and operating plans to properly direct the company, including obtaining new contracts for our new suspension and underbody components business; and

•	International, political and military developments that may affect automobile production and sales.

This list of factors that may affect future performance and the accuracy of forward-looking statements is by no means complete. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

PART I

Item 1. BUSINESS

General Development and Description of Business

     Headquartered in Van Nuys, California, our principal business is the design and manufacture of motor vehicle parts for sale to original equipment manufacturers (OEM) on an integrated one-segment basis. We are one of the largest suppliers of cast and forged aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary. Customers in North America represent the principal market for our products, with approximately 8 percent of our products being exported to international customers or delivered to their assembly operations in the United States. We are also making steady progress in building our position in the growing market for aluminum suspension and related underbody components to compliment our OEM aluminum wheel business.

     The Company was initially incorporated in Delaware in 1969 and reincorporated in California in 1994, as the successor to three businesses founded by Louis L. Borick, Chairman and Chief Executive Officer. These businesses had been engaged in the design, manufacture and sale of principally automotive accessories and related aftermarket products since 1957.

     Our entry into the OEM aluminum road wheel business in 1973 resulted from our successful development of manufacturing technology, quality control and quality assurance techniques, which enabled us to satisfy the quality and volume requirements of the OEM market. In 1999, our announcement to purchase a facility in Heber Springs, Arkansas to manufacture our new aluminum suspension and related underbody components using licensed Cobapress™ technology was another step toward expanding our sales to the OEM market. This acquisition emphasizes the commitment to our long-term strategy to broaden our domestic and international OEM customer base and to expand our product lines into complimentary areas which utilize our design and manufacturing expertise.

     In 1990, we formed a sales and marketing joint venture, Topy-Superior Limited (TSL), with Topy Industries, Limited (Topy), Japan’s largest wheel manufacturer. TSL markets and sells wheels made by Superior to Japanese OEM customers with plants both in Japan and the United States. In 2002, TSL had agreements to provide 17 current wheel programs for shipment to plants in Japan or for delivery to their U.S. operations.

     In 1994, we built our first plant in Mexico. Wheels manufactured in Chihuahua, Mexico, facility are for both export and installation on vehicles manufactured in Mexico mostly for indirect export back to the U.S. In 1999, we completed an expansion project of this plant, doubling its capacity to meet future increases in export activities and customer demands. Construction of our second wheel plant in the same

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
PART I — Item 1. BUSINESS (Continued)

complex in Chihuahua, Mexico, was completed in late 2000 and manufacturing and shipment of aluminum wheels began in 2001. This state-of-the-art wheel plant, capable of producing the larger wheel styles currently being demanded by our customers, more than doubled our capacity in Mexico and gave us the ability to meet increasing customer demands.

     Also in 1994, in response to the steadily growing popularity of chrome-plated aluminum wheels and to provide capacity due to increased customer demand, we completed construction of a new chrome plating wheel facility in Fayetteville, Arkansas. We were the first OEM aluminum wheel manufacturer to develop this in-house capability and the plant is one of the largest of its kind in the world. In 1998, we added a fully automated polishing operation for aluminum wheels to the chrome plating plant. This plant demonstrates our commitment to diversifying into new product lines complimentary to our core business and provides us the most diverse wheel finishing capability in the industry.

     In 1995, we entered into a 50-50 joint venture, Suoftec Light Metal Products, Ltd. (Suoftec), with Germany-based Otto Fuchs Metallwerke (Otto Fuchs) to establish a European manufacturing facility. The joint venture produces both lightweight forged and cast aluminum wheels for sale to OEM customers, principally in Europe. Shipments of forged wheels began in 1997 and of cast aluminum wheels in 1998. The facility, located in Tatabanya, Hungary, established our commitment to entering the European market and introduced new wheel-making technology to both the European and U.S. markets. In 1998, we completed an expansion of the cast aluminum production facility, which doubled its casting capacity. In the fall of 2002, we announced another expansion of the cast aluminum production capacity by approximately 50 percent. The plant will be capable of producing 2.5 million wheels per year after the expansion. This additional capacity is to accommodate the demand for these products in the European and other markets.

     During 2000, we won large new and replacement aluminum wheel supply contracts from existing and important new customers, and implemented an aggressive plant expansion program to properly support our continued growth. These awards included renewing our relationship with DaimlerChrysler, and large orders for Mitsubishi and Toyota. In 2001, we announced that we were chosen by General Motors Corporation (GM) to supply aluminum road wheels for multiple GM vehicle lines over the next several years.

     In 1997, we won our first non-wheel aluminum automotive components order, a transmission support bracket for the Oldsmobile Intrigue. Taking the next step in our strategy to expand our non-wheel aluminum components business, during 1998 we entered into an exclusive licensing agreement for a unique proprietary “hybrid” aluminum casting/forging technology called “Cobapress™”. The Cobapress™ technology combines the design flexibility, lightweight and cost advantages of casting with improved strength characteristics of forging. This technology, which can be used to manufacture non-wheel components that will be less expensive while maintaining the structural requirements of conventional forged aluminum and steel components, is currently being used to manufacture aluminum components for several automobile manufacturers in Europe and the U.S.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
PART I — Item 1. BUSINESS (Continued)

     In addition, our position in the growing market for aluminum suspension and related underbody components has increased. We acquired a dedicated manufacturing facility in Heber Springs, Arkansas, in 1999 to accommodate our aluminum components manufacturing operations, which we expanded to accommodate the potential sales volume of the components business. We have won contracts that will accumulate to approximately $30 million in annual revenue to manufacture numerous suspension and underbody components for certain 2003 through 2009 model year vehicles, including upper and lower control arm bracket assemblies, suspension brackets and knuckles. The future success of this business is highly dependent on our ability to obtain additional contract awards, which in part, depends on industry conversion to the lighter aluminum components.

     In late 2002, we announced a major expansion program to increase our North American aluminum wheel manufacturing capacity by approximately 25 percent over the next two years. These expansion projects are a result of further gains in market share, as well as continued growth in OEM aluminum wheel installation rates on new automobiles and light trucks.

     Sales of our aftermarket product lines declined to approximately $3.7 million in 2002 due to discontinuance of certain product lines that were not replaced, and to the continued consolidation of customers and the resulting increased pricing pressures put on suppliers in that industry. For these reasons, we have discontinued selling aftermarket products and in January 2003 sold the remaining inventory to another company in that industry. The discontinuance and subsequent sale of these product lines did not have, nor will it have, a material impact on our financial position, results of operations or cash flows.

Principal Products

     Our OEM aluminum road wheels are sold for factory installation as optional or standard equipment on selected vehicle models, to Ford Motor Company (Ford), GM, DaimlerChrysler, Audi, BMW, Isuzu, Land Rover, Mazda, MG Rover, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen.

     During the past twenty-nine years, we have provided aluminum road wheels to U.S. domestic, Japanese and European auto manufacturers from our aluminum wheel manufacturing facilities in the U.S., Mexico and Hungary. In 1998, we also began manufacturing our first OEM non-wheel aluminum automotive component, a transmission bracket for GM’s Oldsmobile Intrigue. Sales of OEM aluminum road wheels for each of the three years ended December 31, 2002 averaged approximately 99 percent of consolidated net sales. The balance of our consolidated net sales was represented by a line of automotive accessories sold to aftermarket customers, which was discontinued in 2002, as discussed previously.

Customer Dependence

     We have proven our ability to be a consistent low-cost producer of quality aluminum wheels with the capability of quickly expanding production capacity to meet increasing customer sales demands. This has been evidenced not only through our various rapid wheel plant expansion programs, but our rapid

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
PART I — Item 1. BUSINESS (Continued)

purchase, expansion and set-up of our new production facility in Heber Springs, Arkansas, for the new aluminum components business. We strive to continually enhance our relationships with our customers through continuous improvement programs, not only through our manufacturing operations but in the engineering and product development area as well. Also, to demonstrate our commitment to partner with our customers in 2001, we were chosen by GM to supply aluminum road wheels for multiple GM vehicle lines over the next several years.

     Ford and GM were our only customers accounting for more than 10 percent of consolidated net sales in 2002. Sales to Ford, as a percentage of consolidated net sales, were 41.6 percent in 2002, 42.2 percent in 2001 and 43.9 percent in 2000. Sales to GM, as a percentage of consolidated net sales, were 45.4 percent in 2002, 46.6 in 2001 and 46.0 percent in 2000.

     The loss of all or a substantial portion of our sales to Ford or GM would have a significant adverse effect on our financial results unless the lost sales volume could be replaced. However, we do not believe this represents a material risk due to the multiple year purchase orders related to more than 150 different wheel programs with Ford and GM. We also have excellent long-term relationships including contractual arrangements that are in place, with our other customers.

New Products

     In March 1997, GM awarded us our first non-wheel aluminum automotive component contract to supply transmission support brackets for the Oldsmobile Intrigue. In September 1999, we acquired a manufacturing facility in Heber Springs, Arkansas, and in 2000 began an expansion program to more than double its size to house our dedicated aluminum components manufacturing operations. This facility, which is a short distance from our wheel manufacturing facility and engineering center in Fayetteville, Arkansas, houses the specially designed equipment for the proprietary Cobapress™ manufacturing technology licensed by us in 1998. We have won contracts which will accumulate to approximately $30 million in annual revenue to manufacture numerous suspension and underbody components for certain 2002 through 2009 model year vehicles, including upper and lower control arm bracket assemblies, suspension brackets and knuckles. The future success of this business is highly dependent on our ability to obtain additional contract awards, which in part, depends on industry conversion to the lighter aluminum components.

Net Sales Backlog

     We receive OEM and components purchase orders to produce aluminum road wheels and underbody component parts typically for multiple model years. These purchase orders are for vehicle wheel programs and components that can last three to five years. We manufacture and ship based on customer release schedules, normally provided on a weekly basis, which can vary due to cyclical automobile production. Accordingly, firm sales backlog at any given time is difficult to measure.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
PART I — Item 1. BUSINESS (Continued)

Seasonal Variations and Work Stoppage

     The automotive industry is cyclical and varies based on the timing of consumer purchases of vehicles, which vary based on a variety of factors such as: general economic conditions, interest rates, and fuel cost. Production schedules can vary significantly from quarter to quarter to meet customer scheduling demands. During the past few years, there has been no significant consistent seasonal variation.

     In early June 1998, the United Auto Workers (UAW) initiated a strike against GM, one of our major customers. The work stoppage, which reduced shipments of our aluminum road wheels during that period, ended at the end of July 1998 and shipments of aluminum wheels to GM increased steadily during the fourth quarter to make up for the lost production during the strike. Our major automotive customers have not experienced any major strike since the UAW strike against GM in 1998.

Raw Materials

     We purchase substantial quantities of aluminum for the manufacture of our aluminum road wheels and underbody components. These purchases accounted for approximately 94 percent of our total material requirements during 2002. The majority of our requirements are met through purchase orders with several major domestic and foreign aluminum producers. Generally, the orders are fixed as to minimum and maximum quantities of aluminum, which the producers must supply during the term of the orders. During 2002, we were able to successfully secure aluminum commitments from our primary suppliers to meet production requirements and we are not anticipating any problems with our aluminum requirements for our level of production in 2003.

     When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and environmental emission credits. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of aluminum and natural gas over the next two years. The contract value of these purchase commitments approximates $162 million at December 31, 2002. The majority of these purchase commitments is for aluminum, which represents approximately 30 percent of our projected aluminum requirements over the next two years. The fair value of these commitments approximates $149 million at December 31, 2002. The contract value and fair value of these commitments at December 31, 2001 were $330 million and $303 million, respectively. Percentage changes in the market prices of these commodities will impact the fair value by a similar percentage. We do not hold or purchase any aluminum or natural gas forward contracts for trading purposes. For further information concerning these purchase commitments, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
PART I — Item 1. BUSINESS (Continued)

     We obtain our requirements for other materials through numerous suppliers with whom we have established trade relations. When an outside supplier produces components for our products, we normally own, or have the right to purchase, the tools and dies located in the supplier’s facilities or have developed alternative sources.

Patents and Licensing Agreements

     We currently hold patents for eight of our inventions and have one patent pending. We have a policy of applying for patents when new products or processes are developed. However, we believe our success is more dependent upon manufacturing and engineering skills and the quality and market acceptance of our products, than upon our ability to obtain and defend patents. In 1998, we entered into a licensing agreement for the Cobapress™ technology that requires certain royalty payments including payments upon the sale of parts manufactured using that technology.

Research and Development

     Our policy is to continuously review, improve and develop engineering capabilities so that customer requirements are met in the most efficient and cost effective manner available. We strive to achieve this objective by attracting and retaining top engineering talent and by maintaining the latest state-of-the-art computer technology to support engineering development. Two fully staffed engineering centers, located in Van Nuys, California, and Fayetteville, Arkansas, support our research and development manufacturing needs. We also have a technical center in Detroit, Michigan, which maintains a complement of engineering staff centrally located near our largest customers.

     We are currently engaged in approximately fifty-nine engineering programs for the development of OEM wheels, chrome wheels, and aluminum suspension components for future model years, including several wheel models for Japanese, Latin American and European OEM manufacturers.

     Research and development costs are expensed as incurred. Amounts expended during the three years ended December 31, 2002 were $15,704,000 in 2002, $14,061,000 in 2001 and $8,020,000 in 2000. Developmental costs associated with our new aluminum suspension and related underbody component business are included in these research and development costs, and are the primary reason for the increased costs in 2002 and 2001 compared to 2000.

Government Regulation

     Safety standards in the manufacture of vehicles and automotive equipment have been established under the National Traffic and Motor Vehicle Safety Act of 1966. We believe that we are in compliance with all federal standards currently applicable to OEM suppliers and to automotive manufacturers.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
PART I — Item 1. BUSINESS (Continued)

Environmental Compliance

     Our manufacturing facilities, like most other manufacturing companies, are subject to solid waste, water and air pollution control standards mandated by federal, state and local laws. Violators of these laws are subject to fines and, in extreme cases, plant closure. We believe our facilities are substantially in compliance with all standards presently applicable. However, cost related to environmental protection may continue to grow due to increasingly stringent laws and regulations and our ongoing commitment to rigorous internal standards. The cost of environmental compliance was approximately $1,691,000 in 2002, $1,521,000 in 2001 and $2,041,000 in 2000. We expect that future environmental compliance expenditures will approximate these levels and will not have a material effect on our consolidated financial position. See Item 3. “Legal Proceedings” for information concerning our involvement with certain United States Environmental Protection Agency activities.

Competition

     The business sectors in each of our product areas are highly competitive based primarily on price, technology, quality, delivery and overall customer service. We are one of the leading suppliers of aluminum road wheels for OEM installations in the world. We supply approximately 35 to 40 percent of the aluminum wheels for installation on passenger cars and light trucks in North America. For the model year 2001, according to Ward’s Automotive Yearbook, an auto industry publication, aluminum wheel installation rates on passenger cars and light trucks produced in North America rose to 57 percent, compared to 55 percent in 2000, continuing a long-term upward trend. However, in recent years, this rate has slowed, only increasing 5 percent from 52 percent for the 1997 model year. Accordingly, future growth will be more dependent upon additional future wheel contracts. Our primary competitor in the North American market is Hayes Lemmerz International, Inc. of Romulus, Michigan, which has announced that it has declared Chapter 11 bankruptcy and its stock has been delisted.

Employees

     As of December 31, 2002, we have approximately 6,600 full-time employees including 721 at our joint venture manufacturing plant in Hungary. At the present time the only employees covered by collective bargaining agreements are the 78 employees at our wheel polishing facility in Tijuana, Mexico.

Additional Information

     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto are available, without charge, on our website, www.supind.com/finance/indexfin.htm, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, from Superior Industries International, Inc., Shareholder Relations, 7800 Woodley Avenue, Van Nuys, CA 91406. The SEC also maintains a website, www.sec.gov that contains these reports, proxy and other information regarding the company.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
PART I — Item 1. BUSINESS (Continued)

Executive Officers of the Registrant

     Listed below are the names of corporate executive officers as of the fiscal year end who are not directors. Information regarding executive officers who are directors is contained in our 2003 Annual Proxy Statement to be issued in connection with our Annual Meeting of Shareholders scheduled for May 9, 2003. Such information is incorporated herein by reference. All executive officers are appointed annually by the Board of Directors and serve one-year terms. Also see “Employment Agreements” on page 7 in our 2003 Annual Proxy Statement, which is incorporated herein by reference.

Listed below is the name, age, position and business experience of each of our officers who are not directors:

			Assumed
Name	Age	Position	Position

Robert H. Bouskill	57	Vice President, Manufacturing Technology	2000
		Corporate Director of Manufacturing Technology	2000
		Managing Director — Suoftec Ltd	1995

Michael D. Dryden (*)	65	Vice President, International Business Development	1990

Emil J. Fanelli	60	Vice President and Corporate Controller	2001
		Corporate Controller	1997

James M. Ferguson	54	Vice President, OEM Marketing Group	1990

William B. Kelley	54	Vice President, Operations and Quality	1998
		Corporate Director Quality Assurance	1993

Daniel L. Levine	44	Corporate Secretary and Treasurer	1997
		Corporate Secretary and Assistant Treasurer	1996

Frank Monteleone	64	Vice President, Purchasing	1996

Michael J. O’Rourke	42	Vice President, OEM Program Administration	1995

Delbert J. Schmitz (*)	70	Vice President, Aftermarket Marketing	1987

•     Retired in the 1st quarter 2003.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
PART I

Item 2. PROPERTIES

     Our worldwide headquarters is located in leased office space adjacent to leased manufacturing and warehousing facilities in Van Nuys, California. We maintain and operate a total of eleven facilities that produce aluminum wheels and related components for the automotive industry, located in Arkansas, California, Michigan, Kansas, Tennessee, Tijuana and Chihuahua, Mexico, and Tatabanya, Hungary. The facilities encompass 3,460,000 square feet of manufacturing space, 110,000 square feet of warehouse space and 30,000 square feet of office space, totaling approximately 3.6 million square feet.

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

     The principal facilities in the United States are as follows:

- Approximately 1,982,000 square feet of owned space in Arkansas, Kansas, and Tennessee (seven facilities)

- Approximately 398,000 square feet of leased space in California and Michigan (two facilities)

     The principal international facilities are as follows:

- Approximately 1,189,000 square feet of owned space in Chihuahua, Mexico and Tatabanya, Hungary (three facilities)

- Approximately 26,000 square feet of leased space in Tijuana, Mexico (one facility)

     Additionally, reference is made to Note 1 “Summary of Significant Accounting Policies”, Note 5 “Property, Plant and Equipment” and Note 8 “Leases and Related Parties”, of “Notes to Consolidated Financial Statements” on pages 026, 030 and 032, respectively, in our 2002 Annual Report to Shareholders, which are incorporated herein by reference.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
PART I

Item 3. LEGAL PROCEEDINGS

     In 1988, we were notified by the United States Environmental Protection Agency (EPA), that we were considered a potentially responsible party (PRP) for costs to clean up the Operating Industries, Inc. (OII) site in Monterey Park, California. To date, by private agreement with the other settling defendants, we have paid $689,000 net of settlements from other parties, to settle our liability under the first three phases of clean up. In the fourth quarter of 2001, we signed the Final Remedy Consent Decree, which allowed us to settle our liability pertaining to the OII site in Monterey Park, California, as a de minimus party by agreeing to pay an additional $387,000 to the EPA. The Final Remedy payment was made in the second quarter of 2002, and we received a refund from the EPA of approximately $67,000, representing administrative fees paid since 1992. We consider the OII site environmental claim paid-in-full, with no additional costs to be incurred.

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

Item 4. SUBMISSION OF MATTERS TO
A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2002, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

     Reference is made to the presentation of “Quarterly Common Stock Price Information,” on page 014, Note 16 “Quarterly Financial Data” on page 038 and to Note 12 “Stock Options” on pages 035 through 036 of “Notes to Consolidated Financial Statements”, of our 2002 Annual Report to Shareholders, which is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

     Reference is made to the presentation of “Financial Highlights” on page 014 and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 015 through 021 of our 2002 Annual Report to Shareholders, which is incorporated herein by reference.

Item 7. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     Reference is made to the presentation of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 015 through 021 of our 2002 Annual Report to Shareholders, which is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

     Reference is made to the presentation of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 015 through 021 and to Note 11 Commitments and Contingent Liabilities, of “Notes to Consolidated Financial Statements,” on page 034 of our 2002 Annual Report to Shareholders, which is incorporated herein by reference.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
PART II

Item 8. FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

     Reference is made to the Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Shareholders’ Equity, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements, Quarterly Financial Data and the Reports of Independent Public Accountants, as set forth on pages 022 through 041 of our 2002 Annual Report to Shareholders, which is incorporated herein by reference.

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

     There have not been any disagreements on accounting and financial disclosure with PricewaterhouseCoopers LLP for the two fiscal years ended December 31, 2002.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS
OF THE REGISTRANT

     Information relating to Directors is set forth under the caption “Election of Directors” on pages 4 through 7 in our 2003 Annual Proxy Statement, which is incorporated herein by reference. Certain information regarding Executive Officers of the Registrant is contained in Item 1 of Part I of this 2002 Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

     Information relating to Executive Compensation is set forth under the captions “Compensation of Directors” on page 7 and “Executive Compensation” on pages 8 and 9 in our 2003 Annual Proxy Statement, which is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information related to Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters is set forth under caption “Voting Securities and Principal Holders” on pages 2 and 3 in our 2003 Annual Proxy Statement and to Note 12 “Stock Options” on pages 035 through 036 of “Notes to Consolidated Financial Statements”, of our 2002 Annual Report to Shareholders, which is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS

     Information related to Certain Relationships and Related Transactions is set forth under captions “Election of Directors” and “Certain Relationships and Related Transactions”, on pages 4 through 7 in our 2003 Annual Proxy Statement, and in Note 8 Leases and Related Parties, of “Notes to Consolidated Financial Statements”, on pages 032 and 033 of our 2002 Annual Report to Shareholders, which is incorporated herein by reference.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
PART III

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing this Annual Report on Form 10-K, the company carried out an evaluation, under the supervision and with the participation of the company’s Disclosure Committee and the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

   1. Financial Statements

Among the responses to this Item 15(a) are the following financial statements which are incorporated herein by reference:

(i)	Consolidated Balance Sheets as of December 31, 2002 and 2001

(ii)	Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

(iii)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000

(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

(v)	Notes to Consolidated Financial Statements

(vi)	Report of Independent Accountants

(vii)	Report of Independent Public Accountants

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
PART III

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K (Continued)

   2. Financial Statement Schedules

(A) Schedule	Description	Page

Schedule I	Report of Independent Accountants on Financial Statement Schedule	S-1
Schedule II	Report of Independent Accountants on Financial Statement Schedule	S-2
Schedule III	Valuation and Qualifying Accounts	S-3

All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

   3. Exhibits

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.)

3.2	By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.)

10.2	Lease dated March 2, 1976 between the Registrant and Louis L. Borick filed on Form 8-K dated May, 1976 (Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1983.)

10.19	Lease and Addenda thereto dated December 19, 1987 between Steven J. Borick, Linda S. Borick and Robert A. Borick as tenants in common, d.b.a. Keswick Properties, and the Registrant (Incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987.)

10.20	Supplemental Executive Retirement Plan of the Registrant (Incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987.)

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
PART III

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K (Continued)

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
PART III

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K (Continued)

11	Computation of Earnings Per Share (incorporated by reference to Note 1 of “Notes to Consolidated Financial Statements” in the Registrant’s 2002 Annual Report to Shareholders, which is incorporated herein by reference.)

13	2002 Annual Report to Shareholders pages 014 through 038

21	List of Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP, Independent Accountants for the Registrant

23.1	Consent of Arthur Andersen LLP, Independent Accountants for the Registrant

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act on 2002

(b)  Reports of Form 8-K

     No reports on Form 8-K have been filed during the fourth quarter of 2002.

Schedule I

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors
Superior Industries International, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 7, 2003 appearing in the 2002 Annual Report to Shareholders of Superior Industries International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also includes an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Los Angeles, California
February 7, 2003

Schedule II

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

This Report of Independent Public Accountants issued by Arthur Andersen LLP as of February 12, 2001 for year ended December 31, 2000 was unable to be reissued by Arthur Andersen LLP. Therefore, we are including a copy of their original report in this Annual Report to Shareholders.

To Superior Industries International, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, as of December 31, 2000* and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2000* included in Superior Industries International, Inc.’s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Los Angeles, California
February 12, 2001

*	The consolidated balance sheet of Superior Industries International, Inc. and subsidiaries (company) as of December 31, 2000, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 1999 have been excluded from the company’s 2002 Annual Report on Form 10-K pursuant to the Securities and Exchange Commission’s financial statement requirements under Regulation S-X.

Note:	This is a copy of a report previously issued by Arthur Andersen LLP, our former independent accountants. This report has not been reissued by Arthur Andersen LLP in connection with the filing of the Form 10-K.

Schedule III

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

FOR THE YEARS ENDED:
DOUBTFUL ACCOUNTS	$816,000
ADD (DEDUCT):
PROVISION	(24,000)
RECOVERIES	15,000
ACCOUNTS WRITTEN OFF	(73,000)

		$734,000
SALES DISCOUNTS AND ALLOWANCES		552,000

BALANCE AT DECEMBER 31, 2000		$1,286,000

DOUBTFUL ACCOUNTS	$734,000
ADD (DEDUCT):
PROVISION	224,000
RECOVERIES	—
ACCOUNTS WRITTEN OFF	(214,000)

		$744,000
SALES DISCOUNTS AND ALLOWANCES		552,000

BALANCE AT DECEMBER 31, 2001		$1,296,000

DOUBTFUL ACCOUNTS	$744,000
ADD (DEDUCT):
PROVISION	(93,000)
RECOVERIES	14,000
ACCOUNTS WRITTEN OFF	(78,000)

		$587,000
SALES DISCOUNTS AND ALLOWANCES		309,000

BALANCE AT DECEMBER 31, 2002		$896,000

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

By	/s/ Louis L. Borick LOUIS L. BORICK Chairman and Chief Executive Officer	March 21, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Louis L. Borick Louis L. Borick	Chairman of the Board and Director (Chief Executive Officer)	March 21, 2003

/s/ Steven J. Borick Steven J. Borick	President and Director (Chief Operating Officer)	March 21, 2003

/s/ R. Jeffrey Ornstein R. Jeffrey Ornstein	Vice President & CFO and Director (Chief Financial Officer)	March 21, 2003

/s/ Emil J. Fanelli Emil J. Fanelli	Vice President & Corporate Controller (Chief Accounting Officer)	March 21, 2003

/s/ Sheldon I. Ausman Sheldon I. Ausman	Director	March 21, 2003

/s/ Raymond C. Brown Raymond C. Brown	Director	March 21, 2003

/s/ Philip W. Colburn Philip W. Colburn	Director	March 21, 2003

/s/ V. Bond Evans V. Bond Evans	Director	March 21, 2003

/s/ Jack H. Parkinson Jack H. Parkinson	Director	March 21, 2003

CERTIFICATION
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Louis L. Borick, certify that:

1)	I have reviewed this annual report on Form 10-K of Superior Industries International, Inc;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Louis L. Borick Louis L. Borick Chairman and Chief Executive Officer

CERTIFICATION
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, R. Jeffrey Ornstein, certify that:

1)	I have reviewed this annual report on Form 10-K of Superior Industries International, Inc;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

b)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ R. Jeffrey Ornstein R. Jeffrey Ornstein Vice President and CFO