Form 10-Q
period 2003-03-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2003-05-13
CIK 95552

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-6615

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	95-2594729 (IRS Employer Identification No.)

7800 Woodley Avenue, Van Nuys, California (Address of Principal Executive Offices)	91406 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (818) 781-4973

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES   ☒    NO   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the lastest practicable date.

Class of Common Stock	Outstanding at April 30, 2003

$0.50 Par Value	26,675,462

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Statements of Income
Consolidated Condensed Balance Sheets
Consolidated Condensed Statements of Cash Flow
Consolidated Condensed Statements of Shareholders’ Equity
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT 99.1
EXHIBIT 99.2

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Statements of Income
(Unaudited)
(Thousands of dollars, except per share data)

	Three Months Ended March 31

	2003	2002

NET SALES	$211,492	$186,532
Cost of sales	174,084	154,703

GROSS PROFIT	37,408	31,829
Selling, general and administrative expenses	5,785	5,140
Suspension components start-up costs	—	1,653

INCOME FROM OPERATIONS	31,623	25,036
Equity in earnings of joint ventures	1,934	772
Interest income	912	785
Other income (expense), net	(213)	(174)

INCOME BEFORE INCOME TAXES	34,256	26,419
Income taxes	11,990	9,247

NET INCOME	$22,266	$17,172

EARNINGS PER SHARE — BASIC	$0.84	$0.66

EARNINGS PER SHARE — DILUTED	$0.83	$0.65

DIVIDENDS DECLARED PER SHARE	$0.125	$0.11

See notes to consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements (Continued)

Consolidated Condensed Balance Sheets
(Thousands of dollars, except per share data)

	March 31	December 31
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$130,606	$96,145
Short-term investments	25,014	59,039
Accounts receivable, net	152,481	134,030
Inventories, net	68,270	67,824
Deferred income taxes	4,551	4,530
Prepaid expenses	5,732	7,373

Total current assets	386,654	368,941
Property, plant and equipment, net	250,376	235,566
Investments	36,472	34,630
Other assets	7,802	6,659

Total assets	$681,304	$645,796

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,843	$43,987
Accrued expenses	62,518	53,136

Total current liabilities	114,361	97,123
Long-term liabilities	13,925	14,258
Deferred income taxes	5,062	3,984
Commitments and contingent liabilities	—	—
Shareholders’ equity Preferred stock, $25.00 par value Authorized - 1,000,000 shares Issued — none	—	—
Common stock, $0.50 par value Authorized - 100,000,000 shares Issued and outstanding - 26,663,887 shares (26,573,437 shares at December 31, 2002)	13,332	13,287
Additional paid-in-capital	24,506	23,251
Accumulated other comprehensive loss	(26,149)	(23,442)
Retained earnings	536,267	517,335

Total shareholders’ equity	547,956	530,431
Total liabilities and shareholders’ equity	$681,304	$645,796

See notes to consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements (Continued)

Consolidated Condensed Statements of Cash Flow
(Unaudited)
(Thousands of dollars)

	Three Months Ended March 31

	2003	2002

NET CASH PROVIDED BY OPERATING ACTIVITIES	$26,870	$19,033
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	59,309	—
Purchases of marketable securities	(26,165)	(20,192)
Additions to property, plant and equipment	(23,530)	(5,151)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	9,614	(25,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	4,314	1,973
Cash dividends paid	(3,323)	(2,854)
Repurchases of common stock	(3,014)	—

NET CASH USED IN FINANCING ACTIVITIES	(2,023)	(881)

Net increase (decrease) in cash and cash equivalents	34,461	(7,191)
Cash and cash equivalents at beginning of period	96,145	106,839

Cash and cash equivalents at end of period	$130,606	$99,648

See notes to consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements (Continued)

Consolidated Condensed Statement of Shareholders’ Equity
(Unaudited)
(Thousands of dollars, except per share data)

	Common Stock			Accumulated
			Additional	Other
	Number of		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total

BALANCE AT DECEMBER 31, 2002	26,573,437	$13,287	$23,251	$(23,442)	$517,335	$530,431
Comprehensive income:
Net income	—	—	—	—	22,266	22,266
Other comprehensive income net of tax:
Foreign currency translation adjustments	—	—	—	(992)	—	(992)
Unrealized gain (loss) on:
Forward foreign currency contracts	—	—	—	(1,725)	—	(1,725)
Marketable securities	—	—	—	10	—	10
Comprehensive income	—	—	—	—	—	19,559
Stock options exercised, including related tax benefit	171,450	86	4,228	—	—	4,314
Repurchases of common stock	(81,000)	(41)	(2,973)	—	—	(3,014)
Cash dividends declared ($0.125 per share)	—	—	—	—	(3,334)	(3,334)

BALANCE AT MARCH 31, 2003	26,663,887	$13,332	$24,506	$(26,149)	$536,267	$547,956

See notes to consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Notes To Consolidated Condensed Financial Statements
March 31, 2003
(Unaudited)

Note 1 — Nature of Operations

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

We are also making steady progress in building our position in the growing market for aluminum suspension and related underbody components to complement our OEM aluminum wheel business. In 1999, we acquired a dedicated manufacturing facility in Heber Springs, Arkansas, to accommodate our aluminum components manufacturing operations, which we expanded to accommodate the potential sales volume of the components business. We have won contracts, which will accumulate to approximately $40 million in annual revenue to manufacture numerous suspension and underbody components for certain 2003 through 2009 model year vehicles. Products that we manufacture include upper and lower control arm bracket assemblies, suspension brackets, knuckles and engine bed plates. The future success of this business is highly dependent on our ability to obtain additional contract awards, which in part depends on industry conversion to lighter aluminum components. We started shipping low volumes of aluminum component products in the fourth quarter of 2001. The start-up costs of the components business were expensed as incurred and reported as a separate line item captioned “start-up costs” in the statement of income through the end of 2002. Beginning with the first quarter of 2003, the operations of the aluminum component business are no longer considered in start-up phase and are included in the determination of gross profit. This change decreased gross profit by $2.5 million for the three months ended March 31, 2003.

General Motors Corporation and Ford Motor Company together represented approximately 87% of our annual sales in 2002 and 89% of total sales in 2001. Although the loss of all or a substantial portion of our sales to either or both of these two customers would have a significant adverse impact on our financial results (unless the lost volume could be replaced), we do not believe this represents a material risk due to excellent long-term relationships with both, including multi-year supply arrangements. In addition, these arrangements, which are for more than 150 different wheel programs with various divisions of these two customers, expire on differing dates. We also manufacture aluminum wheels for DaimlerChrysler, Audi, BMW, Isuzu, Land Rover, Mazda, MG Rover, Mitsubishi, Nissan, Subaru, Toyota, and Volkswagen.

The availability and demand for aluminum wheels and components are both subject to unpredictable factors, such as changes in the general economy, the automobile industry, the price of gasoline and consumer interest rates. The raw materials used in producing

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Notes To Consolidated Condensed Financial Statements (Continued)
March 31, 2003
(Unaudited)

our products are readily available and are obtained through numerous suppliers with whom we have established trade relations.

Note 2 — Presentation of Consolidated Condensed Financial Statements

During interim periods, we follow the accounting policies set forth in our Annual Report to Shareholders and apply appropriate interim financial reporting standards for a fair presentation in conformity with accounting principles generally accepted in the United States of America, as indicated below. Users of financial information produced for interim periods in 2003 are encouraged to read this Form 10-Q in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and notes to consolidated financial statements included in our 2002 Annual Report to Shareholders.

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

In our opinion, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Securities and Exchange Commission’s requirements of Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of i) the consolidated condensed statements of income for the three months ended March 31, 2003 and 2002, ii) the consolidated condensed balance sheets at March 31, 2003 and December 31, 2002, iii) the consolidated condensed statements of cash flows for the three months ended March 31, 2003 and 2002, and iv) the consolidated condensed statement of shareholders’ equity at March 31, 2003.

Note 3 — New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143 “Accounting for Asset Retirement Obligations”. The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Statement requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Adoption of this new accounting standard did not have a material effect on our consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Notes To Consolidated Condensed Financial Statements (Continued)
March 31, 2003
(Unaudited)

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 requires gains and losses from extinguishment of debt to be reported as part of recurring operations, unless the transaction is considered unusual or infrequent, in which case the transaction would be classified as an extraordinary item. This standard also eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 became effective for transactions occurring after May 15, 2002. Adoption of this new accounting standard did not have a material effect on our consolidated condensed financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 became effective for exit or disposal activities that were initiated after December 31, 2002. Adoption of this new accounting standard did not have a material effect on our consolidated condensed financial statements.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for and disclosure of certain guarantees issued. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of this new accounting standard did not have a material effect on our consolidated condensed financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. The additional disclosure requirements of this Statement are reflected in Note 11 to these consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Notes To Consolidated Condensed Financial Statements (Continued)
March 31, 2003
(Unaudited)

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. We do not anticipate the adoption of this new accounting interpretation to have a material effect on our consolidated condensed financial statements.

In April 2003, the FASB issued SFAS Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. We do not anticipate the adoption of these new accounting standards to have a material effect on our consolidated condensed financial statements.

Note 4 — Revenue Recognition

Sales of products and any related costs are recognized when title transfers to the purchaser, generally upon shipment. Adjustments for discounts and rebates to customers, which are deducted from gross sales, are provided for in the same period the related sales are recorded. Project development revenues for wheel development and initial tooling that are reimbursed by our customers are recognized as such related costs and expenses are incurred and recoverability is probable, generally upon issuance of a customer purchase order.

Note 5 — Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period of 26,597,000 and 25,988,000 for the three months ended March 31, 2003 and 2002, respectively. For purposes of calculating diluted earnings per share, net income is divided by the total of the weighted average shares outstanding plus the dilutive effect of our outstanding stock options (“common stock equivalents”) of 361,000 and 619,000 for the three months ended March 31, 2003 and 2002, respectively. Accordingly, the total weighted average shares outstanding plus common stock equivalents used for calculating diluted earnings per share was 26,958,000 and 26,607,000 for the three months ended March 31, 2003 and 2002, respectively.

Note 6 — Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products, such as our aluminum suspension and related underbody components.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Notes To Consolidated Condensed Financial Statements (Continued)
March 31, 2003
(Unaudited)

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

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At March 31, 2003, we held open foreign currency Euro forward contracts totaling $17.4 million, with an unrealized gain of $4.4 million. At December 31, 2002, we held open foreign currency Euro forward contracts totaling $22.3 million, with an unrealized gain of $4.6 million. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by the same percentage of the current market value.

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and environmental emission credits. Any such commodity commitments are expected to be purchased and used over a reasonable period of time, in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of aluminum and natural gas through 2005. The contract value of these purchase commitments approximates $126 million at March 31, 2003. The majority of these purchase commitments is for aluminum, which represents approximately 25 percent of our projected aluminum requirements through 2004. The fair value of these commitments approximates $117 million at March 31, 2003. The contract value and fair value of these commitments at December 31, 2002 were $162 million and $149 million, respectively. Percent changes in the market prices of these commodities will impact the fair value by the same percentage. We do not hold or purchase any aluminum or natural gas forward contracts for trading purposes.

Note 7 — Financial Presentation

Certain prior year amounts have been reclassified to conform to the 2003 financial statement presentation.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Notes To Consolidated Condensed Financial Statements (Continued)
March 31, 2003
(Unaudited)

Note 8 — Accounts Receivable

(Thousands of dollars)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Trade receivables	$124,504	$108,499
Project development receivables	16,917	13,576
Due from joint ventures	5,059	4,973
Unrealized gain on Euro forward contracts	4,420	4,598
Other receivables	2,443	3,280

	153,343	134,926
Allowance for doubtful accounts	(862)	(896)

	$152,481	$134,030

Note 9 — Inventories

(Thousands of Dollars)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Raw materials	$19,727	$21,181
Work in process	15,308	14,343
Finished goods	33,235	32,300

	$68,270	$67,824

Inventories, which include material, labor and factory overhead, are stated at the lower of cost or market, using the first-in, first-out (FIFO) method of valuation.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Notes To Consolidated Condensed Financial Statements (Continued)
March 31, 2003
(Unaudited)

Note 10 — Property, Plant and Equipment
(Thousands of Dollars)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Land and buildings	$74,472	$77,575
Machinery and equipment	390,969	385,178
Leasehold improvements and other	8,948	6,095
Construction in progress	58,017	44,347

	532,406	513,195
Accumulated depreciation	(282,030)	(277,629)

	$250,376	$235,566

Depreciation expense was $7.5 million and $7.5 million for the three months ended March 31, 2003 and 2002, respectively.

Note 11 — Stock-Based Compensation

The company accounts for its stock option plans under the recognition and measurement principles (the “intrinsic value” method) of APB Opinion No. 25. If we had elected to recognize stock-based compensation expense based on the fair value of options granted as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the proforma amounts indicated below.

(Thousands of dollars, except earnings per share data)

	March 31,
	2003	2002

Reported net income	$22,266	$17,172
Stock-based employee compensation expense included in reported net income, net of tax	—	—
Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(530)	(573)

Proforma net income	$21,736	$16,599

Earnings per share:
Basic — as reported	$0.84	$0.66
Basic — proforma	$0.82	$0.64
Diluted — as reported	$0.83	$0.65
Diluted — proforma	$0.81	$0.62

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Notes To Consolidated Condensed Financial Statements (Continued)
March 31, 2003
(Unaudited)

Note 12 — Contingencies

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

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and environmental emission credits. Any such commodity commitments are expected to be delivered and used over a reasonable period of time, in the normal course of business. We do not hold or purchase any such contracts for trading purposes, as described in Note 6 to these consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations
(Thousands of dollars, except for share amounts)

Selected data for the three months ended March 31,	2003	2002

Net sales	$211,492	$186,532
Gross margin	$37,408	$31,829
% of net sales	17.7%	17.1%
Operating income	$31,623	$25,036
% of net sales	15.0%	13.4%
Net income	$22,266	$17,172
Earning per share — diluted	$0.83	$0.65

In the first quarter of 2003, we set new first quarter records for unit shipments, net sales and net income. Wheel revenues increased $20.5 million, or 11.3%, to $202.3 million from $181.8 million in the first quarter a year ago, as the average wheel selling price increased approximately 8.0% and wheel shipments increased by 3.3%. The increase in average wheel selling price was due principally to the continued shift in mix to larger and chrome plated wheels. The pass-through price of aluminum to our customers increased the average wheel selling price by less than 1% compared to a year ago. The balance of our net sales are represented by project development revenues of $5.7 million in 2003, compared to $3.7 million a year ago, and to total aluminum components revenues of $3.5 million in 2003. Beginning with the first quarter of 2003, the operations of the aluminum component business are no longer considered in start-up phase and are included in the determination of gross profit.

The 3.3% increase in our aluminum wheel shipments for the first quarter compares favorably to an increase of less than 1.0% for total North American production of light trucks and passenger cars, according to Automotive News, an industry publication, indicating further gains in the use of aluminum wheels. For the model year 2002, according to Ward’s Communications, another auto industry publication, aluminum wheel installation rates on light trucks and passenger cars in the U.S. rose to 60.8% compared to 57.4% in 2001. Shipments to international customers and DaimlerChrysler were 8.4% and 5.7%, respectively, of total wheel shipments for the quarter compared to 7.7% and 4.8%, respectively, in 2002.

Gross profit from wheel sales for the quarter increased $8.1 million to $39.9 million, or 19.2% of net sales, compared to $31.8 million, or 17.1% of net sales, for the same period a year ago. The increase in the wheel gross margin percentage in the current quarter was due to higher utilization rates at our manufacturing facilities in Chihuahua, Mexico, which increased production by 46%, by increased demand for chrome plated and bright polished wheels, and by lower aluminum costs compared to a year ago. Although less than in prior quarters, our gross margin was again negatively impacted by the portion of our aluminum requirements that were purchased under fixed-price contracts at prices higher than the current market price. We expect this trend to continue in the

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Results of Operations (Continued)

near future, as long as the aluminum market price is below our fixed contract price. See “Risk Management” below for additional information pertaining to these contracts. The operating results of the aluminum components business reduced gross profit by $2.5 million.

Selling, general and administrative expenses for the first quarter of 2003 were $5.8 million, or 2.7% of net sales, compared to $5.1 million in 2002, or 2.8% of net sales in 2002. However, absolute dollars increased approximately $0.6 million, due primarily to higher compensation and fringe benefit costs.

Start-up costs associated with our aluminum automotive components business located in Heber Springs, Arkansas, totaled $1.7 million in the first quarter a year ago.

The resulting operating income for the first quarter increased $6.6 million, or 26.3%, to $31.6 million from $25.0 million in the same period a year ago. Accordingly, the operating income margin for the first quarter of 2003 was 15.0% of net sales compared to 13.4% of net sales in the same period in 2002.

Equity earnings of joint ventures is represented principally by our share of the equity earnings of our 50 percent owned joint venture in Hungary, or $1.9 million in the first quarter of 2003 compared to $0.8 million in 2002. The increased profitability was due principally to higher sales in the current period. Interest income for the first quarter increased to $0.9 million from $0.8 million a year ago, due primarily to an increase in average cash invested.

As a result of the above, net income for the quarter increased 29.7%, or $5.1 million, to $22.3 million, or 10.5% of net sales, from $17.2 million, or 9.2% of net sales last year. Diluted earnings per share for the first quarter of 2003 was $0.83, an increase of 27.7% from the $0.65 per diluted share in the same period a year ago.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities increased $7.9 million to $26.9 million for the three months ended March 31, 2003, compared to $19.0 million for the same period a year ago, due principally to the $5.1 million increase in net income, and to the net favorable change in working capital requirements of $5.0 million offsetting the net unfavorable change in non-cash items of $2.2 million.

The principal investing activities during the three months ended March 31, 2003 were acquiring $26.2 million of marketable securities and funding $23.5 million of capital expenditures. However, offsetting these expenditures is $59.3 million proceeds from the sale of investments. Similar investing activities during the same period a year ago

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Financial Condition, Liquidity and Capital Resources (Continued)

included acquiring $20.2 of marketable securities and funding $5.2 million of capital expenditures. Of the $18.3 million increase in capital expenditures, $11.5 million was for the expansion of three of our mid-west wheel facilities, $6.2 million for additional equipment in our second wheel plant in Chihuahua, Mexico, and the balance for ongoing improvements to our other facilities.

Financing activities during the three months ended March 31, 2003 included proceeds from the exercise of company stock options of $4.3 million, the payment of cash dividends on our common stock totaling $3.3 million and the repurchase of company common stock for $3.0 million. Similar financing activities during the same period a year ago were proceeds from the exercise of company stock options of $2.0 million and cash dividend payments of $2.9 million.

Working capital and the current ratio at March 31, 2003 were $272.3 million and 3.4:1, respectively, compared to $271.8 million and 3.8:1, respectively, at December 31, 2002. Cash and marketable securities as of March 31, 2003 were $155.6 million compared to $155.2 million at December 31, 2002. Our cash position is forecasted to be more than sufficient to fund our working capital and capital investment requirements for the remainder of 2003.

Critical Accounting Policies

We identified the most critical accounting policies upon which our financial position, results of operations and cash flows depend, as being those policies that involve the most complex or subjective decisions or assessments used in the preparation of our financial statements. These accounting policies, which are related to risk management, revenue recognition, inventory valuation and commodity contract commitments, are stated in the notes to consolidated condensed financial statements, in our 2002 Annual Report to Shareholders and at relevant sections in this management’s discussion and analysis.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143 “Accounting for Asset Retirement Obligations”. The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Statement requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Adoption of this new

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
New Accounting Standards (Continued)

accounting standard did not have a material effect on our consolidated condensed financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 requires gains and losses from extinguishment of debt to be reported as part of recurring operations, unless the transaction is considered unusual or infrequent, in which case the transaction would be classified as an extraordinary item. This standard also eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 became effective for transactions occurring after May 15, 2002. Adoption of this new accounting standard did not have a material effect on our consolidated condensed financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 became effective for exit or disposal activities that were initiated after December 31, 2002. Adoption of this new accounting standard did not have a material effect on our consolidated condensed financial statements.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for and disclosure of certain guarantees issued. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of this new accounting standard did not have a material effect on our consolidated condensed financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends Accounting Principles Board Opinion No. 28, “ Interim Financial Reporting”, to require disclosure about those effects in interim financial information. The additional disclosure requirements of this Statement are reflected in Note 11 to these consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
New Accounting Standards (Continued)

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. We do not anticipate the adoption of this new accounting interpretation to have a material effect on our consolidated condensed financial statements.

In April 2003, the FASB issued SFAS Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. We do not anticipate the adoption of these new accounting standards to have a material effect on our consolidated condensed financial statements.

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

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At March 31, 2003, we held open foreign currency Euro forward contracts totaling $17.4 million, with an unrealized gain of $4.4 million. At December 31, 2002, we held open foreign currency Euro forward contracts totaling $22.3 million, with an unrealized gain of $4.6 million. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by the same percentage of the current market value.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Risk Management (Continued)

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and environmental emission credits. Any such commodity commitments are expected to be purchased and used over a reasonable period of time, in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of aluminum and natural gas through 2005. The contract value of these purchase commitments approximates $126 million at March 31, 2003. The majority of these purchase commitments is for aluminum, which represents approximately 25 percent of our projected aluminum requirements through 2004. The fair value of these commitments approximates $117 million at March 31, 2003. The contract value and fair value of these commitments at December 31, 2002 were $162 million and $149 million, respectively. Percent changes in the market prices of these commodities will impact the fair value by the same percentage. We do not hold or purchase any aluminum or natural gas forward contracts for trading purposes.

Inflation

Inflation did not have a material impact on our results of operations or financial condition for the first quarter of 2003.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and reports to our shareholders. These statements may, for example, express expectations or projections about future actions that we may anticipate but, due to developments beyond our control, do not materialize. Actual results could differ materially because of issues and uncertainties such as those listed below, which, among others, should be considered in evaluating the company’s financial outlook.

•	Multi-Year Supply Agreements with Key Customers. Ford Motor Company (Ford) and General Motors Corporation (GM) were our only customers accounting for more than 10 percent of consolidated net sales in 2002. GM and Ford together represented approximately 87% of our annual sales in 2002 and 89% of total sales in 2001. Although the loss of all or a substantial portion of our sales to either or both of these two customers would have a significant adverse impact on our financial results (unless the lost volume could be replaced), we do not believe this represents a material risk due to excellent long-term relationships with both, including multi-year supply arrangements. In addition, these arrangements, which are for more than 150 different wheel programs with various divisions of these two customers, expire on differing dates.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Forward-Looking Statements (Continued)

•	Decline in Demand for Aluminum Wheels. If automobile manufacturers demand for aluminum wheels declines significantly, or if consumer demand declines for aluminum wheels, our revenue growth would be adversely affected.

•	Competition. The company continues to experience competition in its markets. These competitive pressures may result in decreased sales volumes and price reductions resulting in lower revenues, gross margin and operating income.

•	New Component Products. The company has made a significant investment in research, development and marketing for the automotive suspension and underbody components business. Significant revenue from these investments may not be achieved for a number of years, if at all. The future success of this business is highly dependent on our ability to obtain additional contract awards, which in part depends on industry conversion to lighter aluminum components.

•	Litigation. The company is subject to a variety of claims and lawsuits. While the company believes that none of the litigation matters in which the company is currently involved will have a material impact on the company’s financial position or results of operations, it is possible that one or more of these matters could be resolved in a manner that would ultimately have a material impact on the financial condition of the company, and could negatively impact our revenues, operating margins and net income.

•	International Operations. We manufacture our products in Mexico and Hungary and sell our products throughout the world. Unfavorable changes in foreign cost structures, trade protection laws, policies and other regulatory requirements affecting trade and investments, social, political, labor, or economic conditions in a specific country or region, including foreign exchange rates, difficulties in staffing and managing foreign operations and foreign tax consequences, among other factors, could have a negative effect on the company’s business and results of operations.

•	Other. Other issues and uncertainties may include:

•	Changes in U.S., global or regional economic conditions, currency exchange rates, war or significant terrorist acts, or political instability in major markets, all of which may affect automobile sales, which could cause our customers to cancel orders, as has happened in the past;

•	Increased competitive pressures, shortages of fuel, both domestic and international, which may, among other things, affect our performance;

•	Changes in commodity prices of the materials used in our products, in particular decreases in aluminum prices during periods when we have fixed price purchase contracts;

•	Changes in the laws, regulations, policies, or other activities of governments, agencies, and similar organizations where such actions may affect our ability to produce products at a competitive price;

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Forward-Looking Statements (Continued)

•	Adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which may, among other things, impair production at our manufacturing facilities;

•	Our ability to attract or retain key employees to operate our manufacturing facilities and corporate office;

•	Success of our strategic and operating plans to properly direct the company, including obtaining new contracts for our suspension and underbody components business; and,

•	International, political and military developments that may affect automobile production and sales.

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

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At March 31, 2003, we held open foreign currency Euro forward contracts totaling $17.4 million, with an unrealized gain of $4.4 million. At December 31, 2002, we held open foreign currency Euro forward contracts totaling $22.3 million, with an unrealized gain of $4.6 million. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by the same percentage of the current market value.

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and environmental emission credits. Any such commodity commitments are expected to be purchased and used over a reasonable period of time, in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Quantitative and Qualitative Disclosures About Market Risk (Continued)

Instruments and Hedging Activities”, they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of aluminum and natural gas through 2005. The contract value of these purchase commitments approximates $126 million at March 31, 2003. The majority of these purchase commitments is for aluminum, which represents approximately 25 percent of our projected aluminum requirements through 2004. The fair value of these commitments approximates $117 million at March 31, 2003. The contract value and fair value of these commitments at December 31, 2002 were $162 million and $149 million, respectively. Percent changes in the market prices of these commodities will impact the fair value by the same percentage. We do not hold or purchase any aluminum or natural gas forward contracts for trading purposes.

Item 4. Controls and Procedures

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the company carried out an evaluation, under the supervision and with the participation of the company’s Disclosure Committee and the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

b)	Exhibits:

99.1	Certification of Louis L. Borick, Chief Executive Officer and Chairman of the Board, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of R. Jeffery Ornstein, Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act on 2002.

c)	Reports on Form 8-K : There were no reports on Form 8-K filed during the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC. (Registrant)

Date: May 12, 2003	/s/ Louis L. Borick Louis L. Borick Chairman of the Board and Chief Executive Officer

Date: May 12, 2003	/s/ R. Jeffrey Omstein R. Jeffrey Ornstein Vice President and Chief Financial Officer

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

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ Louis L. Borick Louis L. Borick Chairman of the Board and Chief Executive Officer

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

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ R. Jeffrey Ornstein R. Jeffrey Ornstein Vice President and Chief Financial Officer