Form 10-Q
period 2003-06-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2003-08-08
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

YES [X]      NO [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class of Common Stock	Outstanding at July 31, 2003

$0.50 Par Value	26,669,820

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Statements of Income
Consolidated Condensed Balance Sheets
Consolidated Condensed Statements of Cash Flow
Consolidated Condensed Statement of Shareholders’ Equity
Notes To Consolidated Condensed Financial Statements
PART I — FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-31.1
EX-31.2
EX-32

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Condensed Statements of Income
(Unaudited)
(Thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

NET SALES	$210,787	$211,968	$422,279	$398,500
Cost of sales	181,920	174,716	356,004	329,419

GROSS PROFIT	28,867	37,252	66,275	69,081
Selling, general and administrative expenses	5,666	6,393	11,451	11,533
Suspension components start-up costs	—	2,121	—	3,774

INCOME FROM OPERATIONS	23,201	28,738	54,824	53,774
Equity in earnings of joint ventures	2,765	1,765	4,699	2,537
Interest income	729	654	1,641	1,439
Other income (expense), net	500	1,079	287	905

INCOME BEFORE INCOME TAXES	27,195	32,236	61,451	58,655
Income taxes	9,518	11,282	21,508	20,529

NET INCOME	$17,677	$20,954	$39,943	$38,126

EARNINGS PER SHARE — BASIC	$0.66	$0.79	$1.50	$1.46

EARNINGS PER SHARE — DILUTED	$0.66	$0.78	$1.48	$1.42

DIVIDENDS DECLARED PER SHARE	$0.1375	$0.125	$0.2625	$0.235

See notes to consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements (Continued)

Consolidated Condensed Balance Sheets
(Thousands of dollars, except per share data)

	June 30	December 31
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$152,809	$96,145
Short-term investments	—	59,039
Accounts receivable, net	162,364	134,030
Inventories, net	58,551	67,824
Deferred income taxes	4,551	4,530
Prepaid expenses	5,942	7,373

Total current assets	384,217	368,941
Property, plant and equipment, net	264,134	235,566
Investments	36,293	34,630
Other assets	7,465	6,659

Total assets	$692,109	$645,796

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,639	$43,987
Accrued expenses	54,859	53,136

Total current liabilities	108,498	97,123
Long-term liabilities	14,192	14,258
Deferred income taxes	5,763	3,984
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Preferred stock, $25.00 par value
Authorized - 1,000,000 shares Issued — none	—	—
Common stock, $0.50 par value
Authorized - 100,000,000 shares Issued and outstanding - 26,661,987 shares (26,573,437 shares at December 31, 2002)	13,331	13,287
Additional paid-in-capital	24,893	23,251
Accumulated other comprehensive loss	(24,845)	(23,442)
Retained earnings	550,277	517,335

Total shareholders’ equity	563,656	530,431
Total liabilities and shareholders’ equity	$692,109	$645,796

See notes to consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements (Continued)

Consolidated Condensed Statements of Cash Flow
(Unaudited)
(Thousands of dollars)

	Six Months Ended June 30

	2003	2002

NET CASH PROVIDED BY OPERATING ACTIVITIES	$47,370	$44,887
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	84,899	—
Proceeds from sales of fixed assets	48	—
Additions to property, plant and equipment	(43,714)	(18,423)
Purchase of marketable securities	(26,276)	(27,097)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	14,957	(45,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	4,956	17,669
Cash dividends paid	(6,656)	(5,717)
Repurchases of common stock	(3,963)	(1,030)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,663)	10,922

Net increase in cash and cash equivalents	56,664	10,289
Cash and cash equivalents at beginning of period	96,145	106,839

Cash and cash equivalents at end of period	$152,809	$117,128

See notes to consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements (Continued)

Consolidated Condensed Statement of Shareholders’ Equity
(Unaudited)
(Thousands of dollars, except per share data)

	Common Stock			Accumulated
			Additional	Other
	Number of		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total

BALANCE AT DECEMBER 31, 2002	26,573,437	$13,287	$23,251	$(23,442)	$517,335	$530,431
Comprehensive income:
Net income	—	—	—	—	39,943	39,943
Other comprehensive income net of tax:
Foreign currency translation adjustments	—	—	—	623	—	623
Unrealized gain (loss) on:
Forward foreign currency contracts	—	—	—	(2,181)	—	(2,181)
Marketable securities	—	—	—	155	—	155
Comprehensive income	—	—	—	—	—	38,540
Stock options exercised, including related tax benefit	195,850	98	5,551	—	—	5,649
Repurchases of common stock	(107,300)	(54)	(3,909)	—	—	(3,963)
Cash dividends declared ($0.2625 per share)	—	—	—	—	(7,001)	(7,001)

BALANCE AT JUNE 30, 2003	26,661,987	$13,331	$24,893	$(24,845)	$550,277	$563,656

See notes to consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements
Notes To Consolidated Condensed Financial Statements
June 30, 2003
(Unaudited)

Note 1 — Nature of Operations

Headquartered in Van Nuys, California, our principal business is the design and manufacture of motor vehicle parts for sale to original equipment manufacturers (OEM) on an integrated one-segment basis. We are one of the largest suppliers of cast and forged aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary. Including the products shipped by our fifty percent owned joint venture in Hungary, customers in North America represent our principal market, with approximately 15% of our products being delivered to international customers’ assembly operations in North America, Europe and Asia.

We are also making steady progress in building our position in the growing market for aluminum suspension and related underbody components to compliment our OEM aluminum wheel business. In 1999, we acquired a dedicated manufacturing facility in Heber Springs, Arkansas, to accommodate our aluminum components manufacturing operations, which we expanded to accommodate the potential sales volume of the components business. We have won contracts to manufacture numerous suspension and underbody components for certain 2003 through 2009 model year vehicles. Based upon currently forecasted customer requirements, these contracts will accumulate to approximately $35 million in annual revenue Products that we manufacture include upper and lower control arm bracket assemblies, suspension brackets and knuckles. The future success of this business is highly dependent on our ability to obtain additional contract awards, which in part depends on industry conversion to lighter aluminum components. The start-up costs of the components business were expensed as incurred and reported as a separate line item through the end of 2002. Beginning with the first quarter of 2003, the operations of the aluminum component business are no longer considered in start-up and are included in the determination of gross profit. This change decreased gross profit by $2.8 million for the three months ended June 30, 2003 and $5.3 million for the six months ended June 30, 2003.

General Motors Corporation and Ford Motor Company together represented approximately 82% of our total sales through the first six months of 2003 and 87% of our annual sales in 2002 and 89% of total sales in 2001. Although the loss of all or a substantial portion of our sales to either or both of these two customers would have a significant adverse impact on our financial results (unless the lost volume could be replaced), we do not believe this represents a material risk due to excellent long-term relationships with both, including multi-year supply arrangements. In addition, these arrangements, which are for more than 150 different wheel programs with various divisions of these two customers, expire on differing dates. We also manufacture aluminum wheels for DaimlerChrysler, Audi, BMW, Isuzu, Land Rover, Mazda, MG Rover, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen.

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
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Notes To Consolidated Condensed Financial Statements (Continued)
June 30, 2003
(Unaudited)

Note 2 — Presentation of Consolidated Condensed Financial Statements

During interim periods, we follow the accounting policies set forth in our Annual Report to Shareholders and apply appropriate interim financial reporting standards for a fair presentation in conformity with accounting principles generally accepted in the United States of America, as indicated below. Users of financial information produced for interim periods in 2003 should read this Form 10-Q in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and notes to consolidated financial statements included in our 2002 Annual Report to Shareholders.

Interim financial reporting standards require us to make estimates that are based on assumptions regarding the outcome of future events and circumstances not known at that time, including the use of estimated effective tax rates. Inevitably, some assumptions, including customer production schedules based on demand for passenger cars and light trucks, may not materialize, unanticipated events or circumstances may occur which vary from those estimates and such variations may significantly affect our future results.

In our opinion, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Securities and Exchange Commission’s requirements of Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair presentation of i) the consolidated condensed statements of income for the three and six months ended June 30, 2003 and 2002, ii) the consolidated condensed balance sheets at June 30, 2003 and December 31, 2002, iii) the consolidated condensed statements of cash flows for the six months ended June 30, 2003 and 2002, and iv) the consolidated condensed statement of shareholders’ equity for the six months ended June 30, 2003.

Note 3 — New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”. The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Statement requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Adoption of this new accounting standard on January 1, 2003 did not have a material effect on our consolidated condensed financial statements.

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
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Notes To Consolidated Condensed Financial Statements (Continued)
June 30, 2003
(Unaudited)

Note 3 — New Accounting Standards (Continued)

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 became effective for exit or disposal activities that were initiated after December 31, 2002. Adoption of this new accounting standard did not have a material effect on our consolidated condensed financial statements.

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
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Notes To Consolidated Condensed Financial Statements (Continued)
June 30, 2003
(Unaudited)

Note 3 — New Accounting Standards (Continued)

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other FASB projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. We do not anticipate the adoption of this new accounting standards to have a material effect on our consolidated condensed financial statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. We do not anticipate the adoption of this new accounting standard to have a material effect on our consolidated condensed financial statements.

Note 4 — Revenue Recognition

Sales of products and any related costs are recognized when title transfers to the purchaser, generally upon shipment. Adjustments for discounts and rebates to customers, which are deducted from gross sales, are provided for in the same period the related sales are recorded. Project development revenues for tooling and certain related costs that are reimbursed by our customers are recognized as such related costs and expenses are incurred and recoverability is probable, generally upon issuance of a customer purchase order.

Note 5 — Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period of 26,665,000 and 26,367,000 for the three months ended June 30, 2003 and 2002, and 26,631,000 and 26,168,000 for the six months ended June 30, 2003 and 2002, respectively. For purposes of calculating diluted earnings per share, net income is divided by the total of the weighted average shares outstanding plus the dilutive effect of our outstanding stock options (“common stock equivalents”) of 321,000 and 600,000 for the three months ended June 30, 2003 and 2002, and 340,000 and 619,000 for the six months ended June 30, 2003 and 2002, respectively. Accordingly, the total weighted average shares outstanding plus common stock equivalents used for calculating diluted earnings per share was 26,986,000 and 26,967,000 for the three months ended June 30, 2003 and 2002, and 26,971,000 and 26,786,000 for the six months ended June 30, 2003 and 2002, respectively.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Notes To Consolidated Condensed Financial Statements (Continued)
June 30, 2003
(Unaudited)

Note 6 — Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products and to development of new products, such as our aluminum suspension and related underbody components.

When market conditions warrant, we will enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and environmental emission credits. Any such commodity commitments are expected to be purchased and used over a reasonable period of time, in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of aluminum and natural gas through 2006. The contract value of these purchase commitments approximates $121 million at June 30, 2003. The majority of these purchase commitments is for aluminum, which represents approximately 25 percent of our projected aluminum requirements through 2004. The fair value of these commitments approximates $115 million at June 30, 2003. The contract value and fair value of these commitments at December 31, 2002 were $162 million and $149 million, respectively. Percent changes in the market prices of these commodities will impact the fair value by the same percentage. We do not hold or purchase any aluminum or natural gas forward contracts for trading purposes.

We have foreign operations in Mexico and Hungary that on occasion require the transfer of funds denominated in their respective functional currencies — the Mexican Peso and the Euro, which was converted from the German Deutsche Mark (DM) on January 1, 2002, according to the European Union (EU) established fixed conversion rate. This conversion was in accordance with the established EU agreement with eleven of fifteen member countries to establish a common economic currency for the EU.

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At June 30, 2003, we held open foreign currency Euro forward contracts totaling $11.4 million to satisfy such future obligations, with an unrealized gain of $3.7 million. At December 31, 2002, we held open foreign currency Euro forward contracts totaling $22.3 million, with an unrealized gain of $4.6 million. In accordance with the requirements of SFAS No. 133, any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by the same percentage of the current market value.

Note 7 — Financial Presentation

Certain prior year amounts have been reclassified to conform to the 2003 financial statement presentation.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Notes To Consolidated Condensed Financial Statements (Continued)
June 30, 2003
(Unaudited)

Note 8 — Accounts Receivable
(Thousands of dollars)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Trade receivables	$133,836	$108,499
Project development receivables	20,171	13,576
Due from joint ventures	4,381	4,973
Unrealized gain on Euro forward contracts	3,718	4,598
Other receivables	1,113	3,280

	163,219	134,926
Allowance for doubtful accounts	(855)	(896)

	$162,364	$134,030

Note 9 — Inventories
(Thousands of Dollars)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Raw materials	$15,943	$21,181
Work in process	15,660	14,343
Finished goods	26,948	32,300

	$58,551	$67,824

Inventories, which include material, labor and factory overhead, are stated at the lower of cost or market, using the first-in, first-out (FIFO) method of valuation.

Note 10 — Property, Plant and Equipment
(Thousands of Dollars)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Land and buildings	$74,930	$77,575
Machinery and equipment	399,757	385,178
Leasehold improvements and other	9,070	6,095
Construction in progress	66,081	44,347

	549,838	513,195
Accumulated depreciation	(285,704)	(277,629)

	$264,134	$235,566

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Notes To Consolidated Condensed Financial Statements (Continued)
June 30, 2003
(Unaudited)

Note 10 — Property, Plant and Equipment (Continued)

Depreciation expense was $7.9 million and $7.6 million for the three months ended June 30, 2003 and 2002, respectively, and $15.5 million and $15.0 million for the six months ended June 30, 2003 and 2002, respectively.

Note 11 – Stock-Based Compensation

The company accounts for its stock option plans under the recognition and measurement principles (the “intrinsic value” method) of APB Opinion No. 25. If we had elected to recognize stock-based compensation expense based on the fair value of options granted as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the proforma amounts indicated below.

(Thousands of dollars, except earnings per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Reported net income	$17,677	$20,954	$39,943	$38,126
Stock-based employee compensation expense included in reported net income, net of tax	—	—	—	—
Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(530)	(584)	(1,060)	(1,157)

Proforma net income	$17,147	$20,370	$38,883	$36,969

Earnings per share:
Basic — as reported	$0.66	$0.79	$1.50	$1.46
Basic — proforma	$0.64	$0.77	$1.46	$1.41
Diluted — as reported	$0.66	$0.78	$1.48	$1.42
Diluted — proforma	$0.64	$0.76	$1.44	$1.38

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
PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations
(Thousands of dollars, except for share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	$210,787	$211,968	$422,279	$398,500
Gross margin	$28,867	$37,252	$66,275	$69,081
% of net sales	13.7%	17.6%	15.7%	17.3%
Operating income	$23,201	$28,738	$54,824	$53,774
% of net sales	11.0%	13.6%	13.0%	13.5%
Net income	$17,677	$20,954	$39,943	$38,126
% of net sales	8.4%	9.9%	9.5%	9.6%
Earning per share – diluted	$0.66	$0.78	$1.48	$1.42

In the second quarter of 2003, our consolidated net sales decreased less than 1%, or $1.2 million, to $210.8 million from $212.0 million in the second quarter a year ago. Wheel revenues decreased $2.5 million, or 1.2%, to $208.3 million from $210.8 million in the 2002 period, while wheel shipments for the same period decreased 1.6% from a year ago. Consolidated net sales in 2003 included $2.4 million of aluminum suspension component sales, which prior to 2003 had been netted against “start-up” costs but are now included in the determination of gross profit. Average selling prices decreased less than 1.0%, as a slight increase in the pass-through price of aluminum to our customers and the continuing shift in mix to larger wheel sizes were offset by mandatory price reductions during the period.

Our consolidated net sales for the first six months of 2003 increased $23.8 million, or 6.0%, to $422.3 million from $398.5 million for the same period last year. Wheel revenues increased $20.0 million, or 5.1%, to $416.3 million compared to $396.3 million in the 2002 period, while wheel shipments for the same period increased less than 1% over the prior year. Our average selling price increased 3.5%, as a slight increase in the pass-through price of aluminum to our customers and the continuing shift in mix to larger wheel sizes offset mandatory price reductions during the period.

The 1.6% decrease in aluminum wheel shipments for the second quarter compares favorably to a decrease of 7.5% for total North American production of light trucks and passenger cars, according to Automotive News, an industry publication, indicating further gains in market share. For the model year 2002, according to Ward’s Communications, another auto industry publication, aluminum wheel installation rates on light trucks and passenger cars in the U.S. rose to 60.8% compared to 57.4% in 2001. Shipments to international customers and DaimlerChrysler increased to a new record level of approximately 17% of total wheel shipments, compared to 12% in the same period a year ago.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations (Continued)

Gross profit for the quarter decreased $8.4 million, or 22.5%, to $28.9 million, or 13.7% of net sales, from $37.3 million, or 17.6% of net sales, for the same period a year ago. Gross profit for the first six months decreased $2.8 million, or 4.1%, to $66.3 million, or 15.7% of net sales, from $69.1 million, or 17.3% of net sales, for the same period a year ago. Beginning with the first quarter of 2003, the operating results of the aluminum suspension components business are no longer considered in start-up and are being included in the determination of gross profit. This change reduced our gross margin by $2.8 million in the second quarter and $5.3 million for the first six months of 2003, or 1.5% of net sales in both periods. Other factors impacting gross margin were production cuts by the OEMs that caused us to cutback our production by 6% or, in some cases, to advance our plant shutdowns, the discontinuance at the end of the first quarter of certain specialty programs that previously provided a richer sales mix, additional launch costs related to our new wheel programs, extra costs and inefficiencies related to current plant expansions, major maintenance programs in our plants during shutdown periods, higher energy costs, particularly in Mexico, and customer price reductions. Additionally, the difference between the market price and the fixed price of aluminum delivered during the 2003 periods pursuant to our aluminum contracts negatively impacted gross margin. We expect this trend to continue in the near future, as long as the aluminum market price is below our fixed contract price. See Note 6 to the consolidated condensed financial statements for details pertaining to these contracts.

Selling, general and administrative expenses for the second quarter of 2003 were $5.7 million, or 2.7% of net sales compared to $6.4 million, or 3.0% of net sales in 2002. For the six-month periods ended June 30, 2003 and 2002, selling, general and administrative expenses were $11.5 million, or 2.7% of net sales in 2003, and 2.9% of net sales in 2002. The decrease in selling, general and administration expenses during the quarter were due to a reduction of payroll taxes related to executive stock options exercised in 2002, and lower accruals for professional fees and bonuses.

Start-up costs associated with our aluminum automotive components business located in Heber Springs, Arkansas, totaled $2.1 million in the second quarter a year ago and $3.8 million for the first six months of 2002.

The resulting operating income for the second quarter decreased $5.5 million, or 19.3%, to $23.2 million from $28.7 million in the same period a year ago. Accordingly, the operating income margin for the second quarter of 2003 was 11.0% of net sales compared to 13.6% of net sales in the same period in 2002. In the first six months of 2003, operating income increased to $54.8 million, or 13.0% of net sales, from $53.8 million, or 13.5% of net sales, in the same period a year ago.

Equity earnings of joint ventures are represented principally by our share of the equity earnings of our fifty percent owned joint venture in Hungary. For the second quarter 2003, our share of the joint venture’s net income increased $1.0 million to $2.7 million, and for the first six months of 2003 increased $2.2 million to $4.7 million. These increases were due principally to favorable currency exchange rates.

Interest income for the second quarter of $0.7 million, or 13.5% of net sales, was virtually unchanged compared to the same period a year ago. In the first six months of 2003, interest income increased to $1.6 million from $1.4 million a year ago, due primarily to an increase in cash available for investment offsetting a decrease in interest rates on cash invested.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations (Continued)

As a result of the above, net income for the quarter decreased $3.3 million, or 15.6%, to $17.7 million, or 8.4% of net sales, from $21.0 million, or 9.9% of net sales last year. Diluted earnings per share for the second quarter of 2003 was $0.66, a decrease of 15.4% from the $0.78 per diluted share in the same period a year ago.

For the first six months of 2003, net income increased $1.8 million, or 4.8%, to $39.9 million, or 9.5% of net sales, from $38.1 million, or 9.6% of net sales last year. Diluted earnings per share for the first six months of 2003 was $1.48, compared to $1.42 per diluted share in the same period a year ago, a 4.2% increase.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities increased $2.5 million to $47.4 million for the six months ended June 30, 2003, from $44.9 million a year ago, due principally to the $1.8 million increase in net income, as a favorable reduction in working capital requirements of $3.3 million was offset by an unfavorable change in non-cash items of $2.6 million.

The principal investing activities during the six months ended June 30, 2003 were acquiring $26.3 million of marketable securities and funding $43.7 million of capital expenditures. However, offsetting the above expenditures is $84.9 million proceeds from the sale of investments. Similar investing activities during the same period a year ago included acquiring $27.1 million of marketable securities and funding $18.4 million of capital expenditures. Of the $25.3 million increase in capital expenditures, $9.4 million was for the expansion of three of our mid-west wheel facilities, $7.0 million for additional equipment in our second wheel plant in Chihuahua, Mexico, and the balance for ongoing improvements to our other facilities.

Financing activities during the six months ended June 30, 2003 included proceeds from the exercise of company stock options of $5.0 million, the payment of cash dividends on our common stock totaling $6.7 million, and the repurchase of company common stock for $4.0 million. Similar financing activities during the same period a year ago were proceeds from the exercise of company stock options of $17.7 million, cash dividend payments of $5.7 million, and the repurchase of company common stock for $1.0 million.

Working capital and the current ratio at June 30, 2003 were $275.7 million and 3.5:1, respectively, compared to $271.8 million and 3.8:1, respectively, at December 31, 2002. Cash and short-term investments as of June 30, 2003 were $152.8 million compared to $155.2 million at December 31, 2002. Our cash position is forecasted to be more than sufficient to fund our working capital and capital investment requirements for the remainder of 2003.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I – FINANCIAL INFORMATION

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

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”. The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Statement requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Adoption of this new accounting standard on January 1, 2003 did not have a material effect on our consolidated condensed financial statements.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 became effective for exit or disposal activities that were initiated after December 31, 2002. Adoption of this new accounting standard did not have a material effect on our consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I – FINANCIAL INFORMATION

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other FASB projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. We do not anticipate the adoption of this new accounting standards to have a material effect on our consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

New Accounting Standards (Continued)

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. We do not anticipate the adoption of this new accounting standard to have a material effect on our consolidated condensed financial statements.

Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products and to development of new products, such as our aluminum suspension and related underbody components.

When market conditions warrant, we will enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and environmental emission credits. Any such commodity commitments are expected to be purchased and used over a reasonable period of time, in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of aluminum and natural gas through 2006. The contract value of these purchase commitments approximates $121 million at June 30, 2003. The majority of these purchase commitments is for aluminum, which represents approximately 25 percent of our projected aluminum requirements through 2004. The fair value of these commitments approximates $115 million at June 30, 2003. The contract value and fair value of these commitments at December 31, 2002 were $162 million and $149 million, respectively. Percent changes in the market prices of these commodities will impact the fair value by the same percentage. We do not hold or purchase any aluminum or natural gas forward contracts for trading purposes.

We have foreign operations in Mexico and Hungary that on occasion require the transfer of funds denominated in their respective functional currencies — the Mexican Peso and the Euro, which was converted from the German Deutsche Mark (DM) on January 1, 2002, according to the European Union (EU) established fixed conversion rate. This conversion was in accordance with the established EU agreement with eleven of fifteen member countries to establish a common economic currency for the EU.

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At June 30, 2003, we held open foreign

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Risk Management (Continued)

currency Euro forward contracts totaling $11.4 million to satisfy such future obligations, with an unrealized gain of $3.7 million. At December 31, 2002, we held open foreign currency Euro forward contracts totaling $22.3 million, with an unrealized gain of $4.6 million. In accordance with the requirements of SFAS No. 133, any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by the same percentage of the current market value.

Inflation

Inflation did not have a material impact on our results of operations or financial condition for the second quarter of 2003.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and reports to our shareholders. These statements may, for example, express expectations or projections about future actions or results that we may anticipate but, due to developments beyond our control, do not materialize. Actual results could differ materially because of issues and uncertainties such as those listed below, which, among others, should be considered in evaluating the company’s financial outlook. We assume no obligation to update publicly any forward-looking statements.

•	Multi-Year Supply Agreements with Key Customers. Ford Motor Company (Ford) and General Motors Corporation (GM) were our only customers accounting for more than 10 percent of consolidated net sales in 2002. GM and Ford together represented approximately 87% of our annual sales in 2002 and 89% of total sales in 2001. Although the loss of all or a substantial portion of our sales to either or both of these two customers would have a significant adverse impact on our financial results (unless the lost volume could be replaced), we do not believe this represents a material risk in short term periods due to excellent long-term relationships with both, including multi-year supply arrangements. In addition, these arrangements, which are for more than 150 different wheel programs with various divisions of these two customers, expire on differing dates.

•	Decline in Production of Passenger Cars and Light Trucks. A significant decline in the production of passenger cars and/or light trucks by automobile manufacturers would adversely affect our revenue.

•	Competition. The company continues to experience increased competition in its domestic and international markets. Many of our competitors have excess capacity and because of their financial condition may place intense pricing pressure in our market place. These competitive pressures may result in decreased sales volumes and price reductions resulting in lower revenues, gross margin and operating income.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Forward-Looking Statements (Continued)

•	New Component Products. The company has made a significant investment in research, development and marketing for the automotive suspension and underbody components business. Significant revenue from these investments may not be achieved for a number of years, if at all. The future success of this business is highly dependent on our ability to obtain additional contract awards, which in part depends on industry conversion to lighter aluminum components.

•	Litigation. The company is subject to a variety of claims and lawsuits, including product liability and other matters. While the company believes that none of the litigation matters in which the company is currently involved will have a material impact on the company’s financial position or results of operations, it is possible that, even though the company believes it has adequate insurance coverage, one or more of these matters could be resolved in a manner that would ultimately have a material impact on the financial condition of the company, and could negatively impact our revenues, operating margins and net income.

•	International Operations. We manufacture our products in Mexico and Hungary and sell our products throughout the world. Unfavorable changes in foreign cost structures, trade protection laws, policies and other regulatory requirements affecting trade and investments, social, political, labor, or economic conditions in a specific country or region, including foreign exchange rates, difficulties in staffing and managing foreign operations and foreign tax consequences, among other factors, could have a negative effect on the company’s business and results of operations.

•	Other. Other issues and uncertainties include:

•	Changes in U.S., global or regional economic conditions, currency exchange rates, war or significant terrorist acts, or political instability in major markets, all of which may affect automobile sales, which could cause our customers to cancel orders, as has happened in the past;

•	Periodic or sustained shortages of natural gas and other energy sources that may impact our performance and profitability;

•	Changes in commodity prices of the materials used in our products, in particular decreases in aluminum prices during periods when we have fixed price purchase contracts, or substantial increases in material costs that may impact the demand for aluminum wheels;

•	Changes in the laws, regulations, policies, or other activities of governments, agencies, and similar organizations where such actions may affect our ability to produce products at a competitive price;

•	Adverse weather conditions or natural disasters, such as earthquakes and hurricanes, which may, among other things, impair production at our manufacturing facilities;

•	Our ability to attract or retain key employees to operate our manufacturing facilities and corporate office;

•	Success of our strategic and operating plans to properly direct the company, including obtaining new contracts for our suspension and underbody components business; and,

•	International, political and military developments that may affect automobile production and sales.

This list of factors that may affect future performance and the accuracy of forward-looking statements is by no means complete. Additional factors that may affect future performance and the accuracy of forward-looking statements are contained in our annual report on Form 10-K and other reports filed with the SEC. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products and to development of new products, such as our aluminum suspension and related underbody components.

When market conditions warrant, we will enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and environmental emission credits. Any such commodity commitments are expected to be purchased and used over a reasonable period of time, in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of aluminum and natural gas through 2006. The contract value of these purchase commitments approximates $121 million at June 30, 2003. The majority of these purchase commitments is for aluminum, which represents approximately 25 percent of our projected aluminum requirements through 2004. The fair value of these commitments approximates $115 million at June 30, 2003. The contract value and fair value of these commitments at December 31, 2002 were $162 million and $149 million, respectively. Percent changes in the market prices of these commodities will impact the fair value by the same percentage. We do not hold or purchase any aluminum or natural gas forward contracts for trading purposes.

We have foreign operations in Mexico and Hungary that on occasion require the transfer of funds denominated in their respective functional currencies — the Mexican Peso and the Euro, which was converted from the German Deutsche Mark (DM) on January 1, 2002, according to the European Union (EU) established fixed conversion rate. This conversion was in accordance with the established EU agreement with eleven of fifteen member countries to establish a common economic currency for the EU.

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At June 30, 2003, we held open foreign currency Euro forward contracts totaling $11.4 million to satisfy such future obligations, with an unrealized gain of $3.7 million. At December 31, 2002, we held open foreign currency Euro forward contracts totaling $22.3 million, with an unrealized gain of $4.6 million. In accordance with the requirements of SFAS No. 133, any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by the same percentage of the current market value.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 9, 2003, for the purpose of electing three Directors and voting to approve a 2003 Equity Incentive Plan. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation. There were 26,713,887 shares of our common stock issued, outstanding and entitled to vote as of the record date, March 21, 2003. There were present at the meeting, in person or by proxy, the holders of 23,768,811 shares, representing 89% of the total shares outstanding and entitled to vote at the meeting. Accordingly, 11%, or 2,945,076 shares were not present at the meeting, in person or by proxy.

All of management’s nominees for Director as listed in the proxy statement were elected for a three-year term with the following vote:

	Shares	Shares
Nominee	Voted For	Withheld

Jack H. Parkinson	23,581,193	187,617
Philip W. Colburn	23,581,243	187,567
R. Jeffrey Ornstein	19,447,863	4,320,947

     The following incumbent Directors will have their terms of office expire as of the date of the Annual Meeting of Shareholders in the years indicated below:

Incumbent Director	Year

Louis L. Borick	2005
Steven J. Borick	2005
Raymond C. Brown	2005
Sheldon I. Ausman	2004
V. Bond Evans	2004
Rudolph A. Schlais	2004

     The 2003 Equity Incentive Plan was passed with the following vote:

	Shares	Shares
	Voted For	Voted Against	Abstain	Non-Vote

2003 Equity Incentive Plan	10,396,197	9,932,563	151,347	3,288,702

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

31.1	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32	Certification of Louis L. Borick, Chief Executive Officer and Chairman of the Board and R. Jeffery Ornstein, Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act on 2002.

b)	Reports on Form 8-K :

The company filed a Current Report on Form 8-K on May 2, 2003 that included:

•	A press release issued on April 11, 2003, announcing the company’s financial results for the fiscal quarter ended March 31, 2003; and

•	A transcript of the company’s earnings conference call regarding its financial results for the fiscal quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC. (Registrant)

Date: August 7, 2003	/s/ Louis L. Borick

Louis L. Borick Chairman of the Board and Chief Executive Officer

Date: August 7, 2003	/s/ R. Jeffrey Ornstein

R. Jeffrey Ornstein Vice President and Chief Financial Officer