Form 10-Q
period 2003-09-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2003-11-12
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]   Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

YES  [X]   NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X]  NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class of Common Stock	Outstanding at October 31, 2003

$0.50 Par Value	26,750,941

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
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Condensed Statements of Income
(Unaudited)
(Thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

NET SALES	$187,365	$187,364	$609,644	$585,864
Cost of sales	167,974	155,319	523,978	484,738

GROSS PROFIT	19,391	32,045	85,666	101,126
Selling, general and administrative expenses	5,716	5,637	17,167	17,170
Suspension components start-up costs	—	2,196	—	5,970

INCOME FROM OPERATIONS	13,675	24,212	68,499	77,986
Equity in earnings of joint ventures	1,853	2,010	6,553	4,547
Interest income	533	947	2,174	2,386
Other income, net	441	51	727	956

INCOME BEFORE INCOME TAXES	16,502	27,220	77,953	85,875
Income taxes	5,776	9,527	27,284	30,056

NET INCOME	$10,726	$17,693	$50,669	$55,819

EARNINGS PER SHARE - BASIC	$0.40	$0.67	$1.90	$2.12

EARNINGS PER SHARE - DILUTED	$0.40	$0.65	$1.88	$2.08

DIVIDENDS DECLARED PER SHARE	$0.1375	$0.125	$0.40	$0.36

See notes to consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements (Continued)

Consolidated Condensed Balance Sheets
(Thousands of dollars, except per share data)

	September 30	December 31
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$137,830	$96,145
Short-term investments	—	59,039
Accounts receivable, net	165,643	134,030
Inventories, net	61,866	67,824
Deferred income taxes	4,551	4,530
Prepaid expenses	5,683	7,373

Total current assets	375,573	368,941
Property, plant and equipment, net	261,952	235,566
Investments	37,212	34,630
Other assets	7,478	6,659

Total assets	$682,215	$645,796

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,450	$43,987
Accrued expenses	43,440	38,100
Income taxes payable	12,263	15,036

Total current liabilities	96,153	97,123
Long-term liabilities	14,601	14,258
Deferred income taxes	3,765	3,984
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Preferred stock, $25.00 par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, $0.50 par value
Authorized - 100,000,000 shares
Issued and outstanding - 26,707,854 shares (26,573,437 shares at December 31, 2002)	13,354	13,287
Additional paid-in capital	26,034	23,251
Accumulated other comprehensive loss	(29,024)	(23,442)
Retained earnings	557,332	517,335

Total shareholders’ equity	567,696	530,431
Total liabilities and shareholders’ equity	$682,215	$645,796

See notes to consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements (Continued)

Consolidated Condensed Statements of Cash Flow
(Unaudited)
(Thousands of dollars)

	Nine Months Ended September 30
	2003	2002

NET CASH PROVIDED BY OPERATING ACTIVITIES	$44,655	$58,917
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	84,899	13,120
Proceeds from sales of fixed assets	50	—
Additions to property, plant and equipment	(53,466)	(30,998)
Purchase of marketable securities	(26,288)	(55,219)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	5,195	(73,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	6,120	18,288
Cash dividends paid	(10,322)	(9,044)
Repurchases of common stock	(3,963)	(3,195)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,165)	6,049

Net increase (decrease) in cash and cash equivalents	41,685	(8,131)
Cash and cash equivalents at beginning of period	96,145	106,839

Cash and cash equivalents at end of period	$137,830	$98,708

See notes to consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements (Continued)

Consolidated Condensed Statement of Shareholders’ Equity
(Unaudited)
(Thousands of dollars, except per share data)

	Common Stock			Accumulated
			Additional	Other
	Number of		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total

BALANCE AT DECEMBER 31, 2002	26,573,437	$13,287	$23,251	($23,442)	$517,335	$530,431
Comprehensive income:
Net income	—	—	—	—	50,669	50,669
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	(3,090)	—	(3,090)
Unrealized gain (loss) on:
Forward foreign currency contracts	—	—	—	(2,776)	—	(2,776)
Marketable securities	—	—	—	284	—	284

Comprehensive income	—	—	—	—	—	45,087
Stock options exercised, including related tax benefit	241,717	121	6,692	—	—	6,813
Repurchases of common stock	(107,300)	(54)	(3,909)	—	—	(3,963)
Cash dividends declared ($0.40 per share)	—	—	—	—	(10,672)	(10,672)

BALANCE AT SEPTEMBER 30, 2003	26,707,854	$13,354	$26,034	($29,024)	$557,332	$567,696

See notes to consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Notes To Consolidated Condensed Financial Statements
September 30, 2003
(Unaudited)

Note 1 - Nature of Operations

Headquartered in Van Nuys, California, our principal business is the design and manufacture of motor vehicle parts for sale to original equipment manufacturers (OEM) on an integrated one-segment basis. We are one of the largest suppliers of cast and forged aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary. Including the products shipped by our fifty percent owned joint venture in Hungary, customers in North America represent our principal market, with approximately 16% of our products being delivered to international customers’ assembly operations in North America, Europe and Asia.

We are also making steady progress in building our position in the growing market for aluminum suspension and related underbody components to compliment our OEM aluminum wheel business. In 1999, we acquired a dedicated manufacturing facility in Heber Springs, Arkansas, to accommodate our aluminum components manufacturing operations, which we expanded to accommodate the potential sales volume of the components business. We have won contracts to manufacture numerous suspension and underbody components for certain 2003 through 2009 model year vehicles. Based upon currently forecasted customer requirements, these contracts will accumulate to approximately $35 million in annual revenue. Products that we manufacture include upper and lower control arm bracket assemblies, suspension brackets and knuckles. The future success of this business is highly dependent on our ability to obtain additional contract awards, which in part depends on industry conversion to lighter aluminum components. The start-up costs of the components business were expensed as incurred and reported as a separate line item in the statement of income through the end of 2002. Beginning with the first quarter of 2003, the operations of the aluminum component business are no longer considered in start-up and are included in the determination of gross profit. This change decreased gross profit by $3.0 million for the three months ended September 30, 2003 and $8.2 million for the nine months ended September 30, 2003.

General Motors Corporation and Ford Motor Company together represented approximately 83% of our total sales through the first nine months of 2003 and 87% of our annual sales in 2002. Although the loss of all or a substantial portion of our sales to either or both of these two customers would have a significant adverse impact on our financial results (unless the lost volume could be replaced), we do not believe this represents a material risk in short term periods due to excellent long-term relationships with both, including multi-year supply arrangements. In addition, these arrangements, which are for more than 150 different wheel programs with various divisions of these two customers, expire on differing dates. We also manufacture aluminum wheels for DaimlerChrysler, Audi, BMW, Isuzu, Jaguar, Land Rover, Mazda, MG Rover, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen.

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Notes To Consolidated Condensed Financial Statements (Continued)
September 30, 2003
(Unaudited)

Note 2 - Presentation of Consolidated Condensed Financial Statements

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

In our opinion, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the Securities and Exchange Commission’s requirements of Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair presentation of i) the consolidated condensed statements of income for the three and nine months ended September 30, 2003 and 2002, ii) the consolidated condensed balance sheets at September 30, 2003 and December 31, 2002, iii) the consolidated condensed statements of cash flows for the nine months ended September 30, 2003 and 2002, and iv) the consolidated condensed statement of shareholders’ equity for the nine months ended September 30, 2003.

Note 3 - New Accounting Standards

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
September 30, 2003
(Unaudited)

Note 3 - New Accounting Standards (Continued)

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. We do not anticipate the adoption of this new accounting interpretation will have a material effect on our consolidated condensed financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Notes To Consolidated Condensed Financial Statements (Continued)
September 30, 2003
(Unaudited)

Note 3 - New Accounting Standards (Continued)

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after November 5, 2003. We do not anticipate the adoption of this new accounting standard to have a material effect on our consolidated condensed financial statements.

Note 4 - Revenue Recognition

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

Note 5 - Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period of 26,683,000 and 26,581,000 for the three months ended September 30, 2003 and 2002, and 26,649,000 and 26,305,000 for the nine months ended September 30, 2003 and 2002, respectively. For purposes of calculating diluted earnings per share, net income is divided by the total of the weighted average shares outstanding plus the dilutive effect of our outstanding stock options (“common stock equivalents”) of 384,000 and 469,000 for the three months ended September 30, 2003 and 2002, and 358,000 and 569,000 for the nine months ended September 30, 2003 and 2002, respectively. Accordingly, the total weighted average shares outstanding plus common stock equivalents used for calculating diluted earnings per share was 27,067,000 and 27,050,000 for the three months ended September 30, 2003 and 2002, and 27,007,000 and 26,874,000 for the nine months ended September 30, 2003 and 2002, respectively.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Notes To Consolidated Condensed Financial Statements (Continued)
September 30, 2003
(Unaudited)

Note 6 - Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products and to development of new products, such as our aluminum suspension and related underbody components.

When market conditions warrant, we will enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and environmental emission credits. Any such commodity commitments are expected to be purchased and used over a reasonable period of time, in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of aluminum and natural gas through 2006. As of September 30, 2003, the contract value and fair value of these purchase commitments approximated $105 million and $102 million, respectively. However, in November 2003, all aluminum purchase commitments beyond 2003 were liquidated at a price that approximated contract value. Excluding these liquidated purchase commitments as of September 30, 2003, the contract value and fair value of the remaining purchase commitments approximated $54 million and $53 million, respectively. As of December 31, 2002, the contract value and fair value of all purchase commitments held at that time approximated $162 million and $149 million, respectively. Percent changes in the market prices of these commodities will impact the fair value by the same percentage. We do not hold or purchase any aluminum or natural gas forward contracts for trading purposes.

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

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. As of September 30, 2003, we held open foreign currency Euro forward contracts totaling $26.2 million to satisfy such future obligations, with an unrealized gain of $2.8 million. As of December 31, 2002, we held open foreign currency Euro forward contracts totaling $22.3 million, with an unrealized gain of $4.6 million. In accordance with the requirements of SFAS No. 133, any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by the same percentage of the current market value.

Note 7 - Financial Presentation

Certain prior year amounts have been reclassified to conform to the 2003 financial statement presentation.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Notes To Consolidated Condensed Financial Statements (Continued)
September 30, 2003
(Unaudited)

Note 8 - Accounts Receivable
(Thousands of dollars)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Trade receivables	$138,100	$108,499
Project development receivables	20,424	13,576
Due from joint ventures	4,001	4,973
Unrealized gain on Euro forward contracts	2,803	4,598
Other receivables	1,095	3,280

	166,423	134,926
Allowance for doubtful accounts	(780)	(896)

	$165,643	$134,030

Note 9 - Inventories
(Thousands of Dollars)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Raw materials	$18,296	$21,181
Work in process	15,436	14,343
Finished goods	28,134	32,300

	$61,866	$67,824

Inventories, which include material, labor and factory overhead, are stated at the lower of cost or market, using the first-in, first-out (FIFO) method of valuation.

Note 10 - Property, Plant and Equipment
(Thousands of Dollars)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Land and buildings	$74,066	$77,575
Machinery and equipment	416,373	385,178
Leasehold improvements and other	9,537	6,095
Construction in progress	49,809	44,347

	549,785	513,195
Accumulated depreciation	(287,833)	(277,629)

	$261,952	$235,566

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Notes To Consolidated Condensed Financial Statements (Continued)
September 30, 2003
(Unaudited)

Note 10 - Property, Plant and Equipment (Continued)

Depreciation expense was $7.9 million and $7.6 million for the three months ended September 30, 2003 and 2002, respectively, and $23.4 million and $22.6 million for the nine months ended September 30, 2003 and 2002, respectively.

Note 11 - Stock-Based Compensation

The company accounts for its stock option plans under the recognition and measurement principles (the “intrinsic value” method) of APB Opinion No. 25. If we had elected to recognize stock-based compensation expense based on the fair value of options granted as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the proforma amounts indicated below.

(Thousands of dollars, except earnings per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Reported net income	$10,726	$17,693	$50,669	$55,819
Stock- based employee compensation expense included in reported net income, net of tax	—	—	—	—
Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(529)	(555)	(1,583)	(1,713)

Proforma net income	$10,197	$17,138	$49,086	$54,106

Earnings per share:
Basic — as reported	$0.40	$0.67	$1.90	$2.12
Basic — proforma	$0.38	$0.64	$1.84	$2.06
Diluted — as reported	$0.40	$0.65	$1.88	$2.08
Diluted — proforma	$0.38	$0.63	$1.82	$2.01

Note 12 - Contingencies

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars, except per share amounts)	2003	2002	2003	2002

Net sales	$187,365	$187,364	$609,644	$585,864
Gross margin	$19,391	$32,045	$85,666	$101,126
% of net sales	10.3%	17.1%	14.1%	17.3%
Operating income	$13,675	$24,212	$68,499	$77,986
% of net sales	7.3%	12.9%	11.2%	13.3%
Net income	$10,726	$17,693	$50,669	$55,819
% of net sales	5.7%	9.4%	8.3%	9.5%
Earning per share – diluted	$0.40	$0.65	$1.88	$2.08

In the third quarter of 2003, our consolidated net sales were virtually the same as in the third quarter a year ago at $187.4 million. Wheel revenues decreased $2.2 million, or 1.2%, to $184.3 million from $186.5 million in the 2002 period, while wheel shipments for the same period decreased 2.0% from a year ago. Consolidated net sales in 2003 included $3.1 million of aluminum suspension component sales, which prior to 2003 had been included in a separate line item in the statement of income, but are now included in the determination of gross profit. Our average selling price increased less than 1.0%, as a slight increase in the pass-through price of aluminum to our customers and the continuing shift in mix to larger wheel sizes offset the price reductions that our customers required during the period.

Our consolidated net sales for the first nine months of 2003 increased $23.7 million, or 4.1%, to $609.6 million from $585.9 million for the same period last year. Wheel revenues increased $17.8 million, or 3.1%, to $600.6 million compared to $582.8 million in the 2002 period, while wheel shipments for the same period remained approximately the same over the prior year. Our average selling price increased 2.5%, as a 1.7% increase in the pass-through price of aluminum to our customers and the continuing shift in mix to larger wheel sizes offset customer price reductions during the period.

Shipments to Ford and General Motors totaled 85% of total unit shipments in the 2003 periods versus 86% in the quarter and year-to-date periods in 2002. The remaining shipments were to DaimlerChrysler and to international customers, principally in North America. The 2.0% decrease in aluminum wheel shipments for the third quarter compares favorably to a decrease of 12.3% in production of light trucks and passenger cars by the “Big Three” auto manufacturers, indicating further gains in market share. For the model year 2002, according to Ward’s Communications, an auto industry publication, aluminum wheel installation rates on light trucks and passenger cars in the U.S. rose to 60.8% compared to 57.4% in 2001.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations (Continued)

Gross profit for the quarter decreased $12.6 million, or 39.5%, to $19.4 million, or 10.3% of net sales, from $32.0 million, or 17.1% of net sales, for the same period a year ago. Gross profit for the first nine months decreased $15.4 million, or 15.3%, to $85.7 million, or 14.1% of net sales, from $101.1 million, or 17.3% of net sales, for the same period a year ago. Beginning with the first quarter of 2003, the operating results of the aluminum suspension components business are no longer shown as a separate line item in the statement of income and are being included in the determination of gross profit. This change reduced our gross margin by $3.0 million in the third quarter and $8.2 million for the first nine months of 2003, or 1.8% of net sales in the quarter and 1.5% for the year-to-date. Other factors impacting gross margin were a 9% reduction in production in our U.S. plants during a period when three of the plants were being expanded, extra costs and inefficiencies related to these plant expansions, additional costs and delays related to a record number of new wheel program launches, and continued customer price reductions. Additionally, the difference between the market price and the fixed price of aluminum delivered during the 2003 periods pursuant to our aluminum contracts negatively impacted gross margin. See Note 6 to the consolidated condensed financial statements for details pertaining to these contracts.

Selling, general and administrative expenses for the third quarter of 2003 were $5.7 million, or 3.1% of net sales compared to $5.6 million, or 3.0% of net sales in 2002. For the nine-month periods ended September 30, selling, general and administrative expenses were unchanged at $17.2 million, or 2.8% of net sales in 2003, and 2.9% of net sales in 2002. Higher wages, repair and maintenance expenses and professional fees in the 2003 periods were offset by lower bonus accruals, which are based on profitability, and selling expenses.

In 2002, costs associated with our aluminum automotive components business, which were shown as a separate line item in the statement of income, totaled $2.2 million and $6.0 million in the third quarter and for the first nine months, respectively.

The resulting operating income for the third quarter decreased $10.5 million, or 43.5%, to $13.7 million from $24.2 million in the same period a year ago. Accordingly, the operating income margin for the third quarter of 2003 was 7.3% of net sales compared to 12.9% of net sales in the same period in 2002. In the first nine months of 2003, operating income decreased to $68.5 million, or 11.2% of net sales, from $78.0 million, or 13.3% of net sales, in the same period a year ago.

Equity earnings of joint ventures are represented principally by our share of the equity earnings of our fifty- percent-owned joint venture in Hungary. For the third quarter 2003, our share of joint ventures’ net income decreased slightly to $1.9 million, and for the first nine months of 2003 increased $2.1 million to $6.6 million from $4.5 million in the same period in 2002. These increases were due principally to favorable currency exchange rates.

Interest income decreased for the third quarter to $0.5 million, compared to $0.9 million in 2002. In the first nine months of 2003, interest income decreased to $2.2 million from $2.4 million a year ago, due primarily to a decrease in interest rates on cash invested.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations (Continued)

As a result of the above, net income for the quarter decreased $7.0 million, or 39.4%, to $10.7 million, or 5.7% of net sales, from $17.7 million, or 9.4% of net sales last year. Diluted earnings per share for the third quarter of 2003 was $0.40, a decrease of 38.5% from the $0.65 per diluted share in the same period a year ago.

For the first nine months of 2003, net income decreased $5.1 million, or 9.2%, to $50.7 million, or 8.3% of net sales, from $55.8 million, or 9.5% of net sales last year. Diluted earnings per share for the first nine months of 2003 was $1.88, compared to $2.08 per diluted share in the same period a year ago, a 9.6% decrease.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities decreased $14.2 million to $44.7 million for the nine months ended September 30, 2003, from $58.9 million for the same period a year ago, due principally to the $5.1 million decrease in net income and to an unfavorable change in working capital requirements of $9.1 million. A favorable change in accounts receivable of $19.4 million, due principally to the timing of receipt of a payment from a major customer, was offset by unfavorable changes in accounts payable, accrued expenses and income taxes payable. The changes in accounts payable and accrued expenses were due to the timing of payments related to the various plant expansions, and to lower compensation and related fringe benefit accruals in the 2003 periods, respectively. The unfavorable change in income taxes payable was due to a lower than normal liability at the beginning of 2002, due to the significant decrease in earnings experienced in 2001.

The principal investing activities during the nine months ended September 30, 2003 were funding $53.5 million of capital expenditures and acquiring $26.3 million of marketable securities. However, offsetting the above expenditures was $84.9 million of proceeds from the sale of investments. Similar investing activities during the same period a year ago included acquiring $55.2 million of marketable securities and funding $31.0 million of capital expenditures. Of the $22.5 million increase in capital expenditures, $14.2 million was related to the expansion of three of our U. S. wheel facilities, $5.7 million for additional equipment in our second wheel plant in Chihuahua, Mexico, and the balance for ongoing improvements to our other facilities.

Financing activities during the nine months ended September 30, 2003 included the payment of cash dividends on our common stock totaling $10.3 million, the repurchase of company common stock for $4.0 million, partially offset by proceeds from the exercise of company stock options of $6.1 million. Similar financing activities during the same period a year ago were proceeds from the exercise of company stock options of $18.3 million, cash dividend payments of $9.0 million, and the repurchase of company common stock for $3.2 million.

Working capital and the current ratio at September 30, 2003 were $279.4 million and 3.9:1, respectively, compared to $271.8 million and 3.8:1, respectively, at December 31, 2002. Cash and short-term investments as of September 30, 2003 were $137.8 million compared to $155.2 million at December 31, 2002. Our cash position is forecasted to be more than sufficient to fund our working capital and capital investment requirements for the remainder of 2003 and the foreseeable future.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. We do not anticipate the adoption of this new accounting interpretation will have a material effect on our consolidated condensed financial statements.

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

New Accounting Standards (Continued)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after November 5, 2003. We do not anticipate the adoption of this new accounting standard to have a material effect on our consolidated condensed financial statements.

Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products and to development of new products, such as our aluminum suspension and related underbody components.

When market conditions warrant, we will enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and environmental emission credits. Any such commodity commitments are expected to be purchased and used over a reasonable period of time, in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of aluminum and natural gas through 2006. As of September 30, 2003, the contract value and fair value of these purchase commitments approximated $105 million and $102 million, respectively. However, in November 2003, all aluminum purchase commitments beyond 2003 were liquidated at a price that approximated contract value. Excluding these liquidated purchase commitments as of September 30, 2003, the contract value and fair value of the remaining purchase commitments approximated $54 million and $53 million, respectively. As of December 31, 2002, the contract value and fair value of all purchase commitments held at that time approximated $162 million and $149 million, respectively. Percent changes in the market prices of these commodities will impact the fair value by the same percentage. We do not hold or purchase any aluminum or natural gas forward contracts for trading purposes.

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

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. As of September 30, 2003, we held open foreign currency Euro forward contracts totaling $26.2 million to satisfy such future obligations, with an

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Risk Management (Continued)

unrealized gain of $2.8 million. As of December 31, 2002, we held open foreign currency Euro forward contracts totaling $22.3 million, with an unrealized gain of $4.6 million. In accordance with the requirements of SFAS No. 133, any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by the same percentage of the current market value.

Inflation

Inflation did not have a material impact on our results of operations or financial condition for the second quarter of 2003.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and reports and other public statements to our shareholders. These statements may, for example, express expectations or projections about future actions or results that we may anticipate but, due to developments beyond our control, do not materialize. Actual results could differ materially because of issues and uncertainties such as those listed below, which, among others, should be considered in evaluating our financial outlook. We assume no obligation to update publicly any forward-looking statements.

•	Multi-Year Supply Agreements with Key Customers. Ford Motor Company (Ford) and General Motors Corporation (GM) were our only customers accounting for more than 10 percent of consolidated net sales in 2002. GM and Ford together represented approximately 87% of our annual sales in 2002 and 89% of total sales in 2001. The loss of all or a substantial portion of our sales to either or both of these two customers would have a significant adverse impact on our financial results (unless the lost volume could be replaced), although we do not believe this represents a material risk in short term periods due to excellent long-term relationships with both, including multi-year supply arrangements. In addition, these arrangements, which are for more than 150 different wheel programs with various divisions of these two customers, expire on differing dates.

•	Decline in Production of Passenger Cars and Light Trucks. A significant decline in the production of passenger cars and/or light trucks by automobile manufacturers would adversely affect our revenue and if such decline continues for a sustained period, would have a significant adverse impact on our financial results.

•	Competition. We continue to experience increased competition in our domestic and international markets. Many of our competitors have excess capacity and because of their financial condition may place intense pricing pressure in our market place. These competitive pressures may result in decreased sales volumes and price reductions resulting in lower revenues, gross margin and operating income.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Forward-Looking Statements (Continued)

•	New Component Products. We have made a significant investment in research, development and marketing for the automotive suspension and underbody components business. Significant revenue from these investments may not be achieved for a number of years, if at all. The future success of this business is highly dependent on our ability to obtain additional contract awards, which in part depends on industry conversion to lighter aluminum components.

•	Litigation. We are subject to a variety of claims and lawsuits, including product liability and other matters. While we believe that none of the litigation matters in which we are currently involved will have a material impact on our financial position or results of operations, it is possible that, even though we believe we have adequate insurance coverage or are likely to prevail on the merits, one or more of these matters could be resolved in a manner that would ultimately have a material impact on our financial condition, and could negatively impact our revenues, operating margins and net income.

•	International Operations. We manufacture our products in Mexico and Hungary and sell our products throughout the world. Unfavorable changes in foreign cost structures, trade protection laws, policies and other regulatory requirements affecting trade and investments, social, political, labor, or economic conditions in a specific country or region, including foreign exchange rates, difficulties in staffing and managing foreign operations and foreign tax consequences, among other factors, could have a negative effect on the company’s business and results of operations.

•	Other. Other issues and uncertainties include:

•	Changes in U.S., global or regional economic conditions, currency exchange rates, war or significant terrorist acts, or political instability in major markets, all of which may affect automobile sales, which in turn could cause our customers to cancel orders, as has happened in the past;

•	Periodic or sustained shortages of natural gas and other energy sources that may impact our performance and profitability;

•	Changes in commodity prices of the materials used in our products, or substantial increases in material costs that may impact the demand for aluminum wheels;

•	Changes in the laws, regulations, policies, or other activities of governments, agencies, and similar organizations where such actions may affect our ability to produce products at a competitive price;

•	Adverse weather conditions or natural disasters, such as earthquakes, tornados and hurricanes, which may, among other things, impair production at our manufacturing facilities;

•	Our ability to attract or retain key employees to operate our manufacturing facilities and corporate office;

•	Success of our strategic and operating plans to properly direct the company, including obtaining new contracts for our suspension and underbody components business; and,

•	International, political and military developments that may affect automobile production and sales.

This list of factors that may affect future performance and the accuracy of forward-looking statements is by no means complete. Additional factors that may affect future performance and the accuracy of forward-looking statements are contained in our 2002 Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

When market conditions warrant, we will enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and environmental emission credits. Any such commodity commitments are expected to be purchased and used over a reasonable period of time, in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of aluminum and natural gas through 2006. As of September 30, 2003, the contract value and fair value of these purchase commitments approximated $105 million and $102 million, respectively. However, in November 2003, all aluminum purchase commitments beyond 2003 were liquidated at a price that approximated contract value. Excluding these liquidated purchase commitments as of September 30, 2003, the contract value and fair value of the remaining purchase commitments approximated $54 million and $53 million, respectively. As of December 31, 2002, the contract value and fair value of all purchase commitments held at that time approximated $162 million and $149 million, respectively. Percent changes in the market prices of these commodities will impact the fair value by the same percentage. We do not hold or purchase any aluminum or natural gas forward contracts for trading purposes.

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

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. As of September 30, 2003, we held open foreign currency Euro forward contracts totaling $26.2 million to satisfy such future obligations, with an unrealized gain of $2.8 million. As of December 31, 2002, we held open foreign currency Euro forward contracts totaling $22.3 million, with an unrealized gain of $4.6 million. In accordance with the requirements of SFAS No. 133, any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by the same percentage of the current market value.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures (Continued)

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

31.1	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32	Certification of Louis L. Borick, Chief Executive Officer and Chairman of the Board and R. Jeffery Ornstein, Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K:

               The company filed a Current Report on Form 8-K on July 22, 2003 that included:

-	A press release issued on July 17, 2003, announcing the company’s financial results from operations for the fiscal quarter ended June 30, 2003; and

-	A transcript of the company’s earnings conference call regarding its financial results from operations for the fiscal quarter ended June 30, 2003.

               The company filed a Current Report on Form 8-K on September 4, 2003 that included:

-	A press release issued on August 28, 2003, updating earnings guidance for the third quarter of 2003; and

-	A transcript of the company’s webcast conference call regarding updating earnings guidance for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC. (Registrant)

Date: November 11, 2003	/s/ Louis L. Borick

Louis L. Borick
Chairman of the Board and Chief Executive Officer

Date: November 11, 2003	/s/ R. Jeffrey Ornstein

R. Jeffrey Ornstein
Vice President and Chief Financial Officer