Form 10-K
period 2003-12-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2004-03-12
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission file no. 1-6615

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Chapter)

California	95-2594729

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7800 Woodley Avenue, Van Nuys, California	91406

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (818) 781-4973

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title Of Each Class	On Which Registered

Common Stock, $0.50 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

     The aggregate market value of registrant’s $0.50 per share par value common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $1,108,605,000, based on a closing price of $41.58. On March 5, 2004, there were 26,683,541 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant’s 2004 Annual Proxy Statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1 - BUSINESS

General Development and Description of Business

Headquartered in Van Nuys, California, our principal business is the design and manufacture of motor vehicle parts for sale to original equipment manufacturers (OEM) on an integrated one-segment basis. We are one of the largest suppliers of cast and forged aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary. Customers in North America represent the principal market for our products, with approximately 10 percent of our products being exported to international customers or delivered to their assembly operations in the United States. We are also building our position in the growing market for aluminum suspension and related underbody components to complement our OEM aluminum wheel business.

The company was initially incorporated in Delaware in 1969 and reincorporated in California in 1994, as the successor to three businesses founded by Louis L. Borick, Chairman and Chief Executive Officer. These businesses had been engaged in the design, manufacture and sale of principally automotive accessories and related aftermarket products since 1957.

Our entry into the OEM aluminum road wheel business in 1973 resulted from our successful development of manufacturing technology, quality control and quality assurance techniques, which enabled us to satisfy the quality and volume requirements of the OEM market. In 1999, we purchased a facility in Heber Springs, Arkansas, to manufacture aluminum suspension and related underbody components using licensed Cobapress™ technology, which was another step toward expanding our sales to the OEM market. This acquisition emphasizes the commitment to our long-term strategy to broaden our domestic and international OEM customer base and to expand our product lines into complementary areas which utilize our design and manufacturing expertise.

In 1990, we formed a sales and marketing joint venture, Topy-Superior Limited (TSL), with Topy Industries, Limited (Topy), Japan’s largest wheel manufacturer. TSL markets our wheels to Japanese OEM customers with plants in Japan and in the United States. In 2003, TSL had agreements to provide 21 wheel programs being manufactured in our facilities for delivery to plants in Japan or to their U.S. operations.

In 1994, we built our first plant in Chihuahua, Mexico. Wheels manufactured in this facility are for both export to the U.S. and for installation on vehicles manufactured in Mexico. In 1999, we completed an expansion of this plant, doubling its capacity to meet an increase in customer demand. Construction of our second wheel plant in the same industrial park in Chihuahua, Mexico, was completed in late 2000 and manufacturing and shipment of aluminum wheels began in 2001. This state-of-the-art wheel plant, capable of producing the larger wheel styles currently being demanded by our customers, more than doubled our capacity in Mexico and gave us the ability to meet increasing customer demand.

Also in 1994, in response to the steadily growing popularity of chrome-plated aluminum wheels and to provide capacity due to increased customer demand, we completed construction of a wheel plating facility in Fayetteville, Arkansas. We were the first OEM aluminum wheel manufacturer to develop this in-house capability and the plant is one of the largest of its kind in the world. In 1998, we added a polishing operation for aluminum wheels to this facility. This plant demonstrates our commitment to diversifying into new product lines complementary to our core business and provides us the most diverse wheel finishing capability in the industry.

In 1995, we entered into a 50-50 joint venture, Suoftec Light Metal Products, Ltd. (Suoftec), with Germany-based Otto Fuchs Metallwerke (Otto Fuchs) to establish a European manufacturing facility. The joint venture produces both lightweight forged and cast aluminum wheels for sale to OEM customers, principally in Europe. Shipments of forged wheels began in 1997 and cast wheels in 1998. The facility, located in Tatabanya, Hungary, established our commitment to entering the European market and introduced new wheel making technology to both the European and U.S. markets. In 1998, we completed an initial expansion of the cast aluminum production facility, which doubled its casting capacity. Following a second expansion of the cast aluminum operations in 2002, the plant’s total capacity has increased to approximately 2.5 million wheels per year. The additional capacity is being used to accommodate the demand for these products in the European and other markets.

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

In addition, our position in the growing market for aluminum suspension and related underbody components has increased. We acquired a dedicated manufacturing facility in Heber Springs, Arkansas, in 1999 to accommodate our aluminum components manufacturing operations, which we expanded to accommodate the potential sales volume of the components business. We have won contracts that are expected to accumulate to an average of $37 million in annual revenue for 2004 - 2006 to manufacture numerous suspension and underbody components, including upper and lower control arm bracket assemblies, suspension brackets and knuckles. The future success of this business is highly dependent on our ability to obtain additional contract awards, which in part depends on the continued industry conversion to the lighter aluminum components. According to an article in “Ward’s Automotive”, the aluminum content per vehicle has grown by 30% in the past six years.

During 2000, we won large new and replacement aluminum wheel supply contracts from existing and important new customers, and implemented an aggressive plant expansion program to properly support our continued growth. These awards included renewing our relationship with DaimlerChrysler, and large orders from Mitsubishi and Toyota. In 2001, we announced that we were chosen by General Motors Corporation (GM) to supply aluminum road wheels for multiple GM vehicle lines over the next several years.

In 2003, we completed our major expansion program to increase our North American aluminum wheel manufacturing capacity by approximately 25 percent. These expansion projects are a result of further gains in market share, including a major order for Ford Motor Company’s (Ford) F150, North America’s most popular selling vehicle, as well as continued growth in OEM aluminum wheel installation rates on new automobiles and light trucks.

In January 2003, we sold our aftermarket business and the remaining inventory to the President of that business, who formed a new entity. The discontinuance and subsequent sale of that business did not have, nor will it have, a material impact on our financial position, results of operations or cash flows.

Principal Products

Our OEM aluminum road wheels are sold for factory installation, as optional or standard equipment on many vehicle models, to Ford, GM, DaimlerChrysler, Audi, BMW, Isuzu, Jaguar, Land Rover, Mazda, MG Rover, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen.

During the past thirty years, we have provided aluminum road wheels to U.S., Japanese and European auto manufacturers from our aluminum wheel manufacturing facilities in the U.S., Mexico and Hungary. In 1998, we began manufacturing aluminum automotive components for OEM suspension and underbody parts and sales of these products in 2003 totaled approximately $14 million. Sales of OEM aluminum road wheels for each of the three years in the period ended December 31, 2003 averaged nearly 100 percent of consolidated net sales. The balance of our consolidated net sales was represented by suspension components discussed above and a line of automotive accessories sold to aftermarket customers.

Customer Dependence

We have proven our ability to be a consistent producer of quality aluminum wheels with the capability of quickly expanding production capacity to meet increasing customer demand, which is evidenced by our various rapid wheel plant expansion programs. We strive to continually enhance our relationships with our customers through continuous improvement programs, not only through our manufacturing operations but in the engineering and product development area as well. Demonstrating this ability is the award of wheels for North American’s best selling vehicle, the Ford F150, which was announced in June 2003, and our multiple “Supplier of the Year” awards from GM. The GM award is given to less than 80 suppliers each year, only one of which is a wheel manufacturer.

Ford and GM were our only customers accounting for more than 10 percent of consolidated net sales in 2003. Sales to Ford, as a percentage of consolidated net sales, were 40 percent in 2003, 42 percent in 2002 and 42 percent in 2001. Sales to GM, as a percentage of consolidated net sales, were 45 percent in 2003, 45 percent in 2002 and 47 percent in 2001.

The loss of all or a substantial portion of our sales to Ford or GM would have a significant adverse effect on our financial results unless the lost sales volume could be replaced. However, this risk is offset in part by the multiple year purchase orders related to more than 175 different wheel programs with Ford and GM. We also have excellent long-term relationships, including contractual arrangements that are in place, with our other customers. However, intense global competitive pricing pressure makes it increasingly more difficult to maintain these contractual arrangements. Although the ultimate outcome of these global pricing pressures is not known at this time, we expect this trend to continue into the future.

New Products

In March 1997, GM awarded us our first non-wheel aluminum automotive component contract. In September 1999, we acquired a manufacturing facility in Heber Springs, Arkansas, and in 2000 began an expansion program to more than double its size to house our dedicated aluminum components manufacturing operations. This facility, which is a short distance from our wheel manufacturing facility and engineering center in Fayetteville, Arkansas, houses the specially designed equipment for the proprietary Cobapress™ manufacturing technology licensed by us in 1998. We have won contracts that are expected to accumulate to an average of $37 million in annual revenue for 2004 - 2006 to manufacture numerous suspension and underbody components, including upper and lower control arm bracket assemblies, suspension brackets and knuckles for several of GM’s new products, including the Cadillac STS, SRX, XLR, CTS and Corvette C-6. The future success of this business is highly dependent on our ability to obtain additional contract awards, which in part, depends on industry conversion to the lighter aluminum components.

Net Sales Backlog

We receive OEM and components purchase orders to produce aluminum road wheels and underbody component parts typically for multiple model years. These purchase orders are for vehicle wheel programs and components that can last three to five years. However, customers can impose the competitive pricing provisions of those purchase orders each year. We manufacture and ship based on customer release schedules, normally provided on a weekly basis, which can vary due to cyclical automobile production. Accordingly, even though we have purchase orders covering multiple model years, our products are not on a backlog status.

Seasonal Variations and Work Stoppage

The automotive industry is cyclical and varies based on the timing of consumer purchases of vehicles, which vary based on a variety of factors such as: general economic conditions, interest rates, and fuel costs. Production schedules can vary significantly from quarter to quarter to meet customer scheduling demands. During the past few years, there has been no significant consistent seasonal variations.

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

Raw Materials

We purchase substantial quantities of aluminum for the manufacture of our aluminum road wheels and underbody components, which accounted for approximately 95 percent of our total raw material requirements during 2003. The majority of our aluminum requirements are met through purchase orders with several major domestic and foreign producers. Generally, the orders are fixed as to minimum and maximum quantities of aluminum, which the producers must supply during the term of the orders. During 2003, we were able to successfully secure aluminum commitments from our primary suppliers to meet production requirements and we are not anticipating any problems with our aluminum requirements for our level of production in 2004.

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas over the next three years. The contract value and fair value of these purchase commitments approximated $32 million and $34 million, respectively, at December 31, 2003. As of

December 31, 2002, the aggregate contract value and fair value of all purchase commitments were $162 million and $149 million, respectively, including purchase commitments for the delivery of aluminum in 2003 and 2004, and purchase commitments for the delivery of natural gas in 2003 through 2005. The 2003 aluminum purchase commitments were delivered as agreed and the 2004 aluminum purchase commitments were liquidated in November 2003 at a price that approximated our contract price. Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.

We obtain our requirements for other materials through numerous suppliers with whom we have established trade relationships. When an outside supplier produces components for our products, we normally own, or have the right to purchase, the tools and dies located in the supplier’s facilities or have developed alternative sources.

Patents and Licensing Agreements

We currently hold patents for nine of our inventions and there are no patents pending. We have a policy of applying for patents when new products or processes are developed. However, we believe our success is more dependent upon manufacturing and engineering skills and the quality and market acceptance of our products, than upon our ability to obtain and defend patents. In 1998, we entered into a licensing agreement for the Cobapress™ technology that requires certain royalty payments including payments upon the sale of parts manufactured using that technology.

Research and Development

Our policy is to continuously review, improve and develop engineering capabilities so that customer requirements are met in the most efficient and cost effective manner available. We strive to achieve this objective by attracting and retaining top engineering talent and by maintaining the latest state-of-the-art computer technology to support engineering development. Two fully staffed engineering centers, located in Van Nuys, California, and Fayetteville, Arkansas, support our research and development manufacturing needs. We also have a technical center in Detroit, Michigan, which maintains a complement of engineering staff centrally located near our largest customers’ headquarters, engineering and purchasing offices.

We are currently engaged in approximately eighty engineering programs for the development of OEM wheels, chrome wheels, and aluminum suspension components for future model years, including several wheel models for Japanese, Latin American and European OEM manufacturers.

Research and development costs are expensed as incurred. Amounts expended during each of the three years in the period ended December 31, 2003 were $9,639,000 in 2003, $15,704,000 in 2002 and $14,061,000 in 2001. Developmental costs associated with our new aluminum suspension and related underbody component business, totaling $8.5 million in 2002 and $6.7 million in 2001, were included in research and development costs due to the start-up status of the business. The operating loss of the components business was $10.5 million in 2003.

Government Regulation

Safety standards in the manufacture of vehicles and automotive equipment have been established under the National Traffic and Motor Vehicle Safety Act of 1966. We believe that we are in compliance with all federal standards currently applicable to OEM suppliers and to automotive manufacturers.

Environmental Compliance

Our manufacturing facilities, like most other manufacturing companies, are subject to solid waste, water and air pollution control standards mandated by federal, state and local laws. Violators of these laws are subject to fines and, in extreme cases, plant closure. We believe our facilities are substantially in compliance with all standards presently applicable. However, costs related to environmental protection may continue to grow due to increasingly stringent laws and regulations and our ongoing commitment to rigorous internal standards. The cost of environmental compliance was approximately $1,758,000 in 2003, $1,691,000 in 2002 and $1,521,000 in 2001. We expect that future environmental compliance expenditures will approximate these levels and will not have a material effect on our consolidated financial position. See Item 3 - “Legal Proceedings” for information concerning our involvement with certain United States Environmental Protection Agency activities.

Competition

The business sectors in each of our product areas are highly competitive based primarily on price, technology, quality, delivery and overall customer service. We are one of the leading suppliers of aluminum road wheels for OEM installations in the world. We supply approximately 35 to 40 percent of the aluminum wheels installed on passenger cars and light trucks in North America. For the model year 2002, according to Ward’s Automotive Yearbook, an auto industry publication, aluminum wheel installation rates on passenger cars and light trucks produced in North America rose to 61 percent, compared to 57 percent in 2001, continuing a long-term upward trend. However, in recent years, this rate has slowed, only increasing 9 percent from 52 percent for the 1997 model year, a trend which we expect to continue. Accordingly, future growth will be more dependent upon additional future wheel contracts. In addition, intense global pricing pressure will decrease profitability and could potentially result in the loss of business in the future. The impact of slowing aluminum wheel penetration and global pricing is not known at this time. Our primary competitor in the North American market is Hayes Lemmerz International, Inc. of Romulus, Michigan, which declared Chapter 11 bankruptcy in 2002. Hayes Lemmerz reorganized and emerged from voluntary bankruptcy in the summer of 2003.

Employees

As of December 31, 2003, we had approximately 7,000 full-time employees compared to 6,600 and 6,200 at December 31, 2002 and 2001, respectively. Of the total employees at year-end 2003, 647 were located at our joint venture manufacturing plant in Hungary. At the present time the only employees covered by collective bargaining agreements are the 60 employees at our wheel polishing facility in Tijuana, Mexico.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, and any amendments thereto are available, without charge, on our website www.supind.com/finance/indesfin.htm, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (SEC). The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, that contains these reports, proxy and other information regarding the company. Also included on our website, www.supind.com under Investors; is our Code of Business Conduct and Ethics, which, among others, applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Copies of all SEC filings and our Code of Business Conduct and Ethics are also available, without charge, from Superior Industries International, Inc., Shareholder Relations, 7800 Woodley Avenue, Van Nuys, CA 91406.

ITEM 2 - PROPERTIES

Our worldwide headquarters is located in leased office space adjacent to leased manufacturing and warehousing facilities in Van Nuys, California. We maintain and operate a total of eleven facilities that produce aluminum wheels and related components for the automotive industry, located in Arkansas, California, Michigan, Kansas, Tennessee, Tijuana and Chihuahua, Mexico, and Tatabanya, Hungary. The facilities encompass 3,600,000 square feet of manufacturing space, 110,000 square feet of warehouse space and 30,000 square feet of office space, totaling approximately 3.7 million square feet.

In general, these facilities, which have been constructed at various times over the past several years, are in good operating condition and are adequate to meet our productive capacity requirements. There are active maintenance programs to keep these facilities in good condition, and we have an active capital spending program to replace equipment as needed to keep technologically competitive on a worldwide basis.

     The principal facilities in the United States are as follows:

-	Approximately 2,127,000 square feet of owned space in Arkansas, Kansas, and Tennessee (seven facilities)

-	Approximately 398,000 square feet of leased space in California and Michigan (two facilities)

     The principal international facilities are as follows:

-	Approximately 1,189,000 square feet of owned space in Chihuahua, Mexico and Tatabanya, Hungary (three facilities)

-	Approximately 26,000 square feet of leased space in Tijuana, Mexico (one facility)

     Additionally, reference is made to Note 1 - “Summary of Significant Accounting Policies”, Note 5 - “Property, Plant and Equipment” and Note 8 - “Leases and Related Parties”, to the consolidated financial statements included in this annual report.

ITEM 3 - LEGAL PROCEEDINGS

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2003, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Common Stock Price Information ($)

The following table sets forth the high and low closing sales price per share of our common stock on the New York Stock Exchange during the periods indicated.

	2003		2002		2001
	High	Low	High	Low	High	Low
First Quarter	43.55	33.62	48.88	36.47	37.35	30.00
Second Quarter	43.15	35.55	53.12	43.10	40.60	33.59
Third Quarter	46.15	40.27	50.02	39.57	44.62	29.40
Fourth Quarter	45.96	39.90	47.08	36.20	43.01	33.04

Our common stock is traded on the New York Stock Exchange (symbol: SUP). We had approximately 777 shareholders of record and 26.8 million shares issued and outstanding as of January 31, 2004. Information relating to equity securities authorized under our equity compensation plans as of December 31, 2003 is set forth under the caption “Equity Compensation Plan Information” in our 2004 Annual Proxy Statement, which is incorporated herein by reference.

Dividend Policy

During 2003 and 2002, we paid quarterly cash dividends totaling $0.525 per share and $0.47 per share, respectively, in each year. In May 2003, our Board of Directors announced a 10.0 percent increase in the quarterly cash dividend, to an annual $0.55 per share, representing the twentieth consecutive year of dividend increases. We anticipate continuing the policy of paying dividends, which is contingent upon various factors, including economic and market conditions, none of which can be accurately predicted.

ITEM 6 - SELECTED FINANCIAL DATA

Year Ended December 31,(1)	2003	2002	2001	2000	1999
Income Statement (in 000’s)
Net Sales	$840,349	$782,599	$643,395	$644,899	$571,782
Gross Profit	123,791	140,310	105,355	142,221	125,518
Net Income	$73,720	$78,250	$55,354	$79,937	$70,808
Balance Sheet (in 000’s)
Current Assets	$388,510	$368,941	$280,271	$245,579	$263,740
Current Liabilities	83,621	97,123	71,137	75,022	86,847
Working Capital	304,889	271,818	209,134	170,557	176,893
Total Assets	703,205	645,796	540,838	491,664	460,468
Long-Term Debt	—	—	—	—	340
Shareholders’ Equity	$592,206	$530,431	$448,741	$399,319	$353,086
Financial Ratios
Current Ratio(2)	4.6:1	3.8:1	3.9:1	3.3:1	3.0:1
Long-term Debt/Total Capitalization(3)	0.0%	0.0%	0.0%	0.0%	0.1%
Return on Average Shareholders’ Equity(4)	13.1%	16.0%	13.1%	21.3%	21.3%
Share Data
Earnings - Basic	$2.76	$2.97	$2.14	$3.07	$2.63
Earnings - Diluted	$2.73	$2.91	$2.10	$3.04	$2.62
Shareholders’ Equity at Year-End	$22.12	$19.96	$17.30	$15.45	$13.35
Dividends Declared	$0.5375	$0.485	$0.43	$0.39	$0.35

(1)	Our fiscal year is the 52 or 53 week period ending on the last Sunday of the calendar year. The fiscal years 2003, 2002 and 2001 comprise the 52-week period ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively; and fiscal year 2000 comprises the 53-week period ended on December 31, 2000; and fiscal year 1999 comprises the 52-week period ended on December 26, 1999. For convenience of presentation, all fiscal years are shown to begin on January 1 and end on December 31.

(2)	Current Ratio means current assets divided by current liabilities.

(3)	Long-term Debt/Total Capitalization represents long-term debt divided by total shareholder equity plus long-term debt.

(4)	Return on Average Shareholders’ Equity means net income divided average by shareholders’ equity. Average shareholders’ equity means beginning year shareholders’ equity plus ending shareholders’ equity divided by two.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Years Ended December 31,	2003	2002	2001
(Dollars in Thousands, except per share amounts)
Net Sales	$840,349	$782,599	$643,395
Gross Profit	123,791	140,310	105,355
Percent of Net Sales	14.7%	17.9%	16.4%
Operating Income	$100,889	$109,467	$76,106
Percent of Net Sales	12.0%	14.0%	11.8%
Net Income	$73,720	$78,250	$55,354
Percent of Net Sales	8.8%	10.0%	8.6%
Diluted Earnings Per Share	$2.73	$2.91	$2.10

Sales

In 2003, total revenues increased approximately 7 percent and unit shipments to the major vehicle original equipment manufacturers (OEM) increased by approximately 3 percent over the prior year to new annual records. Consolidated net sales increased $57.7 million to $840.3 million in 2003 from $782.6 million in 2002. Aluminum wheel sales increased $47.0 million in 2003 to $825.9 million from $778.9 million a year ago, a 6 percent increase compared to the 3 percent increase in unit shipments, due to the average selling price of our wheels increasing approximately 3 percent. An increase in the pass-through price of aluminum increased the average selling price by approximately 1 percent and the shift in mix to larger and chrome-plated wheels during 2003, net of price discounts to our customers, increased the average selling price by an additional 2 percent. Consolidated net sales in 2003 also included $14.4 million of aluminum suspension component sales, which prior to 2003 had been included in a separate line item in the consolidated statement of income, but are now included in consolidated net sales.

Shipments to Ford Motor Company (Ford) and General Motors Corporation (GM) totaled 85 percent of total OEM unit shipments in 2003 compared to 87 percent a year ago. The balance of 2003 unit shipments to DaimlerChrysler and to our international customers totaled 5 percent and 10 percent, respectively, compared to 5 percent and 8 percent, respectively, in 2002. The increase of 3 percent in OEM aluminum wheel unit shipments in 2003 compares favorably to a decrease of 3 percent in North American automotive production of passenger cars and light trucks, indicating further market share gains in 2003. This is principally due to our winning major new wheel contracts and, to a lesser extent, the increasing aluminum wheel penetration rate. According to Ward’s Automotive Yearbook 2002, an auto industry publication, aluminum wheel installation rates on automobiles and light trucks in the U.S. rose to 61 percent for the 2002 model year. Aluminum wheel installation rates have increased to this level since the mid-1980s, when this rate was only 10 percent. However, in recent years, this rate has slowed, increasing only 9 percent from 52 percent for the 1997 model year, a trend which we expect to continue. Accordingly, future growth will be more dependent upon additional wheel contracts.

Consolidated net sales in 2002 increased $139.2 million, or 22 percent, to $782.6 million from $643.4 million in 2001. OEM wheel sales increased to $778.9 million from $637.9 million in 2001, in line with the 22 percent increase in unit shipments. The increase in OEM aluminum wheel shipments in 2002 compared favorably to the increase of 6 percent in North American automotive production of passenger cars and light trucks. The average selling price of our wheels in 2002 increased approximately 1 percent from 2001, as a shift in mix to larger wheels, net of price discounts to our customers, increased the average selling price by approximately 3 percent, offsetting a decrease of approximately 2 percent due to the decline in the pass-through price of aluminum.

Sales of our aftermarket product lines in 2002 declined to approximately $3.7 million from $5.5 million in 2001, due to discontinuance of certain product lines that were not replaced and to the continued consolidation of customers and the resulting increased pricing pressures put on suppliers in that industry. For these reasons, in January 2003 we discontinued selling aftermarket products and sold the remaining inventory to the President of that business, who formed a new entity. The discontinuance and subsequent sale of these product lines did not have, nor will it have, a material impact on our financial position, results of operations or cash flows.

Gross Profit

During 2003, gross profit decreased $16.5 million to $123.8 million, or 14.7 percent of net sales, from $140.3 million, or 17.9 percent of net sales, in 2002. Beginning with the first quarter of 2003, the operating results of the aluminum suspension components business are no longer shown as a separate line item in the statement of income and are included in the determination of gross profit. This change reduced gross profit in 2003 by $10.5 million, or 1.6 percent of net sales, representing the loss experienced in that business. The principal factors impacting gross profit were continued customer price reductions and decreases in certain high-volume, high-profit specialty wheels. To a lesser extent, our gross profit was also impacted by decreased utilization rates in our U.S. manufacturing facilities while three of the plants were being expanded, extra costs and inefficiencies related to these plant expansions, and additional costs and delays related to a record number of new wheel program launches. Additionally, the difference between the market price and the fixed price of aluminum delivered during 2003 pursuant to our aluminum contracts negatively impacted gross profit. During the fourth quarter of 2003, all future aluminum purchase commitments were liquidated at a price that approximated contract value.

During 2002, gross profit increased $34.9 million to $140.3 million, or 17.9 percent of net sales, from $105.4 million, or 16.4 percent of net sales, in 2001. The major items impacting gross profit included increased utilization rates of our manufacturing facilities, resulting in a higher absorption of fixed costs, and increased demand for chrome plated and polished wheels. These positive factors more than offset the impact on gross profit of the changing price of aluminum, as discussed below.

Manufacturing facility utilization rates in 2002 were impacted favorably by increased customer demand for the aluminum wheels that we supply for the production of passenger cars and light trucks in North America. Additionally, our second aluminum wheel manufacturing facility in Chihuahua, Mexico, which had been included in pre-production costs prior to the fourth quarter of 2001, increased its utilization significantly during 2002.

Gross profit in 2002 was negatively impacted by the portion of our aluminum raw material requirements that were purchased under fixed price contracts at prices higher than the current market price. During the same period, selling prices to our customers were decreased to reflect the change in current market prices of aluminum, as described below. The overall decrease in our average selling price was at a greater rate than the decrease in our average purchase price for aluminum during the period.

The cost of aluminum is a significant component in the overall cost of a wheel. Additionally, a portion of our selling prices to OEM customers is attributable to the cost of aluminum. Our selling prices are adjusted periodically to current aluminum market conditions based upon market price changes during specific pricing periods. Theoretically, assuming selling price adjustments and raw material purchase prices move at the same rate, as the price of aluminum increases, the effect is an overall decrease in the gross margin percentage, since the gross profit in absolute dollars would be the same. The opposite would then be true in periods during which the price of aluminum decreases.

However, since the pricing periods during which selling prices are adjusted for changes in the market prices of aluminum differ for each of our customers, and the selling price changes are fixed for various periods, our selling price adjustments do not entirely offset the increases or decreases experienced in our aluminum raw material purchase prices. This is especially true during periods of frequent increases or decreases in the market price of aluminum, and when a portion of our aluminum purchases is via long-term fixed purchase agreements. Accordingly, our gross profit is subject to fluctuations, since the change in the aluminum content of selling prices does not necessarily match the change in the aluminum raw material purchase prices during the period being reported.

Other factors impacting our gross margin percentage are the continued pricing pressures from our customers and increasing global industry-wide competition. Pricing pressures have intensified as suppliers in Asia, eastern Europe and other areas of the world enter the market and competitors become more aggressive in their efforts to fill open plant capacity. While we have ongoing programs to reduce costs and, in the past, have been successful in substantially mitigating these pricing pressures, it is becoming increasingly difficult to do so without impacting margins. We will continue to aggressively implement cost savings strategies to meet customer pricing expectations and industry-wide competition in order to maintain our gross profit margins. However, the impact of these factors on our future financial position and results of operations will initially be negative, the extent of which cannot be predicted, and we may not be able to implement sufficient cost savings strategies to mitigate any future impact.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $22.9 million, or 2.7 percent of net sales in 2003, compared to $22.3 million, or 2.9 percent of net sales in 2002 and $19.6 million, or 3.0 percent of net sales in 2001. The increase in absolute dollars in 2002 was due primarily to higher compensation costs, principally bonuses, and fringe benefit costs.

Start-up and Pre-production Costs

Beginning with the first quarter of 2003, the operating results of our aluminum components business in Heber Springs, Arkansas have been included in the determination of gross profit. Initial start-up costs associated with this business totaled $8.5 million in 2002 compared to $6.7 million in 2001. Also included in this cost category for the first nine months of 2001 were the initial pre-production costs of our second aluminum wheel facility in Chihuahua, Mexico, which totaled $3.0 million.

Interest Income

In 2003, interest income decreased to $2.7 million from $3.5 million in 2002, as the average rate of return on cash invested decreased to 1.5 percent from 2.5 percent, which offset the increase in cash available for investment of $22.2 million. Interest income in 2002 decreased to $3.5 million from $4.0 million in 2001, as the average rate of return decreased to 2.5 percent from 3.9 percent.

Equity in Earnings of Joint Ventures

Our share of the profits of our 50 percent owned joint venture aluminum wheel manufacturing operation in Hungary amounted to $8.9 million in 2003 compared to $6.2 million in 2002, and $4.2 million in 2001. The improvement in profitability in the last two years was due equally to significant increases in the foreign exchange rate of the Euro compared to the U.S. dollar, and to manufacturing cost reductions. In order to meet the expected increase in demand of the European aluminum wheel market, the joint venture’s plant was expanded in 2003 to increase annual capacity by approximately 25 percent to 2.5 million cast and forged wheels. See Note 6 - “Investments” to the consolidated financial statements for additional information regarding this joint venture.

Effective Income Tax Rate

The consolidated tax rate in 2003 remained the same as in 2002 at 35.00 percent of pretax income compared to 34.25 percent in 2001. The change in tax rates since 2001 is a result of slight variances in the mix of federal, state and foreign income tax rates.

Net Income

As a result of the above, net income in 2003 decreased $4.6 million, or 5.8 percent, to $73.7 million, or 8.8 percent of net sales, from $78.3 million, or 10.0 percent of net sales, in 2002. Diluted earnings per share decreased $0.18, or 6.2 percent, to $2.73 in 2003 from $2.91 a year ago. Net income in 2002 increased $22.9 million to $78.3 million from $55.4 million, or 8.6 percent of net sales, in 2001. Diluted earnings per share in 2002 increased to $2.91 from $2.10 in 2001.

Liquidity and Capital Resources

Our sources of cash liquidity include cash and cash equivalents, net cash provided by operating activities, amounts available under credit facilities and other external sources of funds. During the three years ended December 31, 2003, we had no long-term debt and had not utilized an uncommitted $25 million line of credit. At December 31, 2003, our cash and cash equivalents totaled $156.8 million compared to cash and short-term investments of $155.2 million a year ago and $106.8 million at the end of 2001. Accordingly, all working capital requirements, investing activities, cash dividend payments and repurchases of our common stock during these three years have been funded from internally generated funds, the exercise of stock options or existing cash and short-term investments. The following table summarizes the cash flows from operating, investing and financing activities as reflected in the consolidated statements of cash flows.

Years Ended December 31,	2003	2002	2001
(In Thousands)
Net cash provided by operating activities	$76,582	$96,030	$60,265
Net cash used in investing activities	(5,807)	(108,719)	(37,222)
Net cash provided by (used in) financing activities	(10,073)	1,995	(9,707)

Net increase (decrease) in cash and cash equivalents	$60,702	$(10,694)	$13,336

Cash provided by operating activities decreased $19.4 million to $76.6 million in 2003 from $96.0 million in 2002, due to an unfavorable change in operating assets and liabilities of $14.0 million, a decrease in net income of $4.6 million and unfavorable changes in non-cash items of $0.9 million. Favorable changes in working capital requirements for accounts receivable and inventories of $13.3 million and $7.3 million, respectively, were offset by an unfavorable change in accounts payable of $27.0 million, as total accounts payable in 2003 decreased $13.6 million compared to an increase of $13.3 million in 2002. The increase in accounts payable in 2002 was due principally to the high level of plant expansion activity in the latter part of that year. Payables related to capital items generally have extended payment terms from the date of receipt until final approval and payment. The $76.6 million cash flow from operating activities in 2003, the $59.0 million in short-term investments from a year ago, and the $7.9 million proceeds from the exercise of company stock options were used for capital expenditures of

$64.6 million, for cash dividends of $14.0 million, and for common stock repurchases totaling $4.0 million. Capital expenditures in 2003 included expansions of three of our wheel plant facilities in Arkansas and Kansas, as well as ongoing improvements at our other locations.

In 2002, cash provided by operations increased $35.7 million to $96.0 million from $60.3 million in 2001, due principally to the increase in net income of $22.9 million and a favorable change in working capital requirements, principally accounts payable. The $96.0 million cash flow from operating activities was used for capital expenditures of $47.9 million, for cash dividends totaling $12.4 million and to repurchase our common stock for $4.1 million. Capital expenditures in 2002 included the initial expansion of our aluminum wheel facility in Rogers, Arkansas, as well as ongoing improvements to our other existing facilities.

Capital expenditures in 2003 included expansion projects at our aluminum wheel manufacturing facilities in Pittsburg, Kansas and in Fayetteville and Rogers, Arkansas, as well as ongoing improvements at our other existing facilities. Over the past fifteen years, we have expended over $600 million for new plants, expansion programs and ongoing improvements. The majority of the expansion financing was sourced from internally generated cash flow, to construct and expand our world-class road wheel facilities and to continuously improve all of our manufacturing plants. In 2004, expenditures approximating $55 million are projected for ongoing improvements to our wheel plants and for the aluminum components business. Excluding the potential construction of a new plant and the possibility of a joint venture wheel plant in Asia, capital expenditures in 2005 and 2006 are expected to approximate $40 million in each year. We anticipate funding these capital expenditures from internally generated cash flow and, to the extent necessary, from existing cash and cash equivalents.

Our financial condition remained sound in 2003. Our working capital, which increased $33.1 million to $304.9 million from $271.8 million at December 31, 2002, includes $156.8 million in cash and cash equivalents. The current ratio at year-end was 4.6:1, up from 3.8:1 a year ago. Accordingly, we believe we are well positioned to take advantage of new and complementary business opportunities, to further expand into international markets and to withstand any moderate downturns in the economy.

Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products, such as our aluminum suspension and related underbody components.

We have foreign operations in Mexico and Hungary that on occasion require the transfer of funds denominated in their respective functional currencies - the Mexican Peso and the Euro. The value of the Mexican Peso experienced a 7 percent decrease in relation to the U.S. dollar in 2003. Since 1990, the Mexican Peso has repeatedly experienced periods of relative stability followed by periods of major decline in value. The impact of these declines in value relative to our wholly owned subsidiary, Superior Industries de Mexico, SA de CV, has resulted in a cumulative unrealized translation loss at December 31, 2003 of $42.8 million, which has been included in other comprehensive income (loss) in shareholders’ equity. The Mexico facilities currently represent approximately 26 percent of our total net fixed assets.

On January 1, 1999, eleven of fifteen member countries of the European Union (EU) established fixed conversion rates between their existing currencies and the EU’s common currency, the Euro. Euro currency was issued on January 1, 2002, and on June 30, 2002, all national currencies of the EU member countries became obsolete. Effective January 1, 2002, the functional currency of our 50 percent owned joint venture operation in Hungary was converted from the German Deutsche Mark to the Euro. The conversion to the Euro as of that date did not have a material impact on our operations or financial position. During 2003, the value of the Euro experienced a 19 percent increase versus the U.S. dollar. Since our initial investment in this joint venture in 1995, the fluctuations in functional currency rates have resulted in a cumulative unrealized translation loss of $1.0 million, which has been included in other comprehensive income (loss) in shareholders’ equity.

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At December 31, 2003, we held open foreign currency Euro forward contracts totaling $20.8 million, with an unrealized gain of $2.9 million. At December 31, 2002, we held open foreign currency Euro forward contracts totaling $22.3 million, with an unrealized gain of $4.6 million. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by a similar percentage of the current market value.

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas over the next three years. The contract value and fair value of these purchase commitments approximated $32 million and $34 million, respectively, at December 31, 2003. As of December 31, 2002, the aggregate contract value and fair value of all purchase commitments were $162 million and $149 million, respectively, including purchase commitments for the delivery of aluminum in 2003 and 2004, and purchase commitments for the delivery of natural gas in 2003 through 2005. The 2003 aluminum purchase commitments were delivered as agreed and the 2004 aluminum purchase commitments were liquidated in November 2003 at a price that approximated our contract price. Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.

The following schedule summarizes our contractual obligations as of December 31, 2003 (amounts in millions):

		Payments Due by Period
Contractual Obligations	Total	2004	2005-2007	2008-2010	Thereafter
Commodity contracts	$32	$13	$19	$—	$—
Retirement plan	32	1	5	4	22
Euro forward contracts	21	11	10	—	—
Operating leases	15	3	6	4	2

Total contractual obligations	$100	$28	$40	$8	$24

Inflation

Inflation has not had a material impact on our results of operations or financial condition for the three years ended December 31, 2003. We believe that our purchase commitments and the majority of our customer contracts are structured to reduce the impact of changes caused by inflation.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to apply significant judgment in making estimates and assumptions that affect amounts reported therein, as well as financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These estimates and assumptions, which are based upon historical experience, industry trends, terms of various past and present agreements and contracts, and information available from other sources that are believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent through other sources. There can be no assurance that actual results reported in the future will not differ from these estimates, or that future changes in these estimates will not adversely impact our results of operations or financial condition. The following represent what we believe are the critical accounting policies most affected by significant management estimates and judgments:

•	Revenue Recognition. Our products are manufactured to customer specifications under standard purchase orders. Sales of these products and their related costs are recognized when title transfers to the customer, generally upon shipment. Project development revenues for the development of wheels and components and related initial tooling that are reimbursed by our customers are recognized as such related costs and expenses are incurred and recoverability is probable, generally upon issuance of a customer purchase order. As of December 31, 2003 and 2002, project development costs and expenses not yet billed to customers and included in project development receivables totaled $12.6 million and $13.6 million, respectively.

•	Property, Plant & Equipment. We record all property and equipment at cost, less accumulated depreciation. Improvements are capitalized while repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The useful life of property and equipment and the determination as to what constitutes a capitalized cost versus a repair and maintenance expense involves judgments by management. These judgments may produce materially different amounts of depreciation expense if different assumptions were used.

•	Self-Insurance Liability. We are self-insured for a significant portion of our employee benefit, workers’ compensation and general liability programs. We do maintain stop-loss coverage with third party insurers to limit the total exposure for certain of these programs. The accrued liability associated with these programs is based on our estimate of the ultimate costs to settle known claims as well as, in the case of workers’ compensation, claims incurred but not as yet reported to us (“IBNR claims”) as of the balance sheet date. Our estimated workers’ compensation liability is based upon information provided by our insurance brokers and insurers, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, related legislation and our claims settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results and financial condition could be impacted.

•	Income Taxes. We provide for income taxes based upon our estimate of federal, state and foreign tax liabilities. Our estimates include, but are not limited to, effective federal, state and foreign income tax rates, allowable tax credits, and estimates related to depreciation expense allowable for tax purposes. Our estimates are made based on the best information at the time that we prepare our income tax provision. As these developments evolve, we will update our estimates, which, in turn, could result in an adjustment to our effective tax rate. Our tax returns, which are generally filed many months after our fiscal year-end, are subject to audit by federal, state and foreign governments years after the returns are filed, and could be subject to differing interpretations of their respective tax laws.

New Accounting Standards

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. This standard did not have any impact on our consolidated financial statements as we have only adopted the disclosure provisions of SFAS No. 123.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which was originally effective on July 1, 2003. In December 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to March 31, 2004 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. We have completed our evaluation of the provisions of FIN 46 and we do not have any significant interests in variable interest entities. Accordingly, the adoption of FIN 46 did not have a material impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other FASB projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of this new accounting standard did not have a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after November 5, 2003. This new accounting standard did not have a material effect on our consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions”, No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The new disclosures are generally effective for 2003 calendar year-end financial statements of public companies, with a delayed effective date for certain disclosures, for foreign plans, and for non-public entities. This new accounting standard did not have a material effect on our consolidated financial statements.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We may from time to time make written or oral statements that are “forward-looking”, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements contained in this report and other filings with the Securities and Exchange Commission and reports and other public statements to our shareholders. These statements may, for example, express expectations or projections about future actions or results that we may anticipate but, due to developments beyond our control, do not materialize. Actual results could differ materially because of issues and uncertainties such as those listed below, which, among others, should be considered in evaluating our financial outlook. We assume no obligation to update publicly any forward-looking statements.

•	Global Pricing. We continue to experience increased competition in our domestic and international markets. In addition to the fact that some initial products are being shipped to the U.S. from Asia, many of our competitors have excess capacity and, because of their financial condition, are placing intense pricing pressure in our market place. These competitive pressures are expected to continue and may result in decreased sales volumes and unit price reductions, resulting in lower revenues, gross margin and operating income.

•	Multi-Year Supply Agreements with Key Customers. Ford and GM were our only customers accounting for more than 10 percent of consolidated net sales in 2003. GM and Ford together represented approximately 85% of our annual sales in 2003 and 87% of total sales in 2002. The loss of all or a substantial portion of our sales to either or both of these two customers would have a significant adverse impact on our financial results (unless the lost volume could be replaced). However, we believe this risk is offset in short-term periods due to long-term relationships with both, including multi-year supply arrangements. In addition, these arrangements, which are for more than 175 different wheel programs with various divisions of these two customers, expire on differing dates.

•	Decline in Production of Passenger Cars and Light Trucks. A significant decline in the production of passenger cars and/or light trucks by automobile manufacturers would adversely affect our revenue and if such decline continues for a sustained period, would have a significant adverse impact on our financial results.

•	New Component Products. We have made a significant investment in research, development and marketing for the automotive suspension and underbody components business. Significant revenue from these investments may not be achieved for a number of years, if at all. The future success of this business is highly dependent on our ability to obtain additional contract awards, which in part depends on industry conversion to lighter aluminum components.

•	Litigation. We are subject to a variety of claims and lawsuits, including product liability and other matters. While we believe that none of the litigation matters in which we are currently involved will have a material impact on our financial position or results of operations, it is possible that, even though we believe we have adequate insurance coverage or are likely to prevail on the merits, one or more of these matters could be resolved in a manner that would ultimately have a material impact on our financial condition, and could negatively impact our revenues, operating margins and net income.

•	International Operations. We manufacture our products in Mexico and Hungary and sell our products throughout the world. Unfavorable changes in foreign cost structures, trade protection laws, policies and other regulatory requirements affecting trade and investments, social, political, labor, or economic conditions in a specific country or region, including foreign exchange rates, difficulties in staffing and managing foreign operations and foreign tax consequences, among other factors, could have a negative effect on our business and results of operations.

•	Other. Other issues and uncertainties include:

•	Changes in U.S., global or regional economic conditions, currency exchange rates, war or significant terrorist acts, or political instability in major markets, all of which may affect automobile sales, which in turn could cause our customers to cancel orders, as has happened in the past;

•	Periodic or sustained shortages of natural gas and other energy sources that may impact our performance and profitability;

•	Changes in commodity prices of the materials used in our products, or substantial increases in material costs that may impact the demand for aluminum wheels;

•	Changes in the laws, regulations, policies, or other activities of governments, agencies, and similar organizations where such actions may affect our ability to produce products at a competitive price;

•	Adverse weather conditions or natural disasters, such as earthquakes, tornados and hurricanes, which may, among other things, impair production at our manufacturing facilities;

•	Our ability to attract or retain key employees to operate our manufacturing facilities and corporate office;

•	Success of our strategic and operating plans to properly direct the company, including obtaining new contracts for our suspension and underbody components business; and,

•	International, political and military developments that may affect automobile production and sales.

This list of factors that may affect future performance and the accuracy of forward-looking statements is by no means complete. Additional factors that may affect future performance and the accuracy of forward-looking statements are contained in this Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the global competitive nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products, such as our aluminum suspension and related underbody components.

We have foreign operations in Mexico and Hungary that on occasion require the transfer of funds denominated in their respective functional currencies - the Mexican Peso and the Euro. The value of the Mexican Peso experienced a 7 percent decrease in relation to the U.S. dollar in 2003. Since 1990, the Mexican Peso has repeatedly experienced periods of relative stability followed by periods of major decline in value. The impact of these declines in value relative to our wholly owned subsidiary, Superior Industries de Mexico, SA de CV, has resulted in a cumulative unrealized translation loss at December 31, 2003 of $42.8 million, which has been included in other comprehensive income (loss) in shareholders’ equity. The Mexico facilities currently represent approximately 26 percent of our total net fixed assets.

On January 1, 1999, eleven of fifteen member countries of the European Union (EU) established fixed conversion rates between their existing currencies and the EU’s common currency, the Euro. Euro currency was issued on January 1, 2002, and on June 30, 2002, all national currencies of the EU member countries became obsolete. Effective January 1, 2002, the functional currency of our 50 percent owned joint venture operation in Hungary was converted from the German Deutsche Mark to the Euro. The conversion to the Euro as of that date did not have a material impact on our operations or financial position. During 2003, the value of the Euro experienced a 19 percent increase versus the U.S. dollar. Since our initial investment in this joint venture in 1995, the fluctuations in functional currency rates have resulted in a cumulative unrealized translation loss of $1.0 million, which has been included in other comprehensive income (loss) in shareholders’ equity.

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At December 31, 2003, we held open foreign currency Euro forward contracts totaling $20.8 million, with an unrealized gain of $2.9 million. At December 31, 2002, we held open foreign currency Euro forward contracts totaling $22.3 million, with an unrealized gain of $4.6 million. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain (loss) by a similar percentage of the current market value.

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas over the next three years. The contract value and fair value of these purchase commitments approximated $32 million and $34 million, respectively, at December 31, 2003. As of December 31, 2002, the aggregate contract value and fair value of all purchase commitments were $162 million and $149 million, respectively, including purchase commitments for the delivery of aluminum in

2003 and 2004, and purchase commitments for the delivery of natural gas in 2003 through 2005. The 2003 aluminum purchase commitments were delivered as agreed and the 2004 aluminum purchase commitments were liquidated in November 2003 at a price that approximated our contract price. Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.

The following schedule summarizes our contractual obligations as of December 31, 2003 (amounts in millions):

		Payments Due by Period
Contractual Obligations	Total	2004	2005-2007	2008-2010	Thereafter
Commodity contracts	$32	$13	$19	$—	$—
Retirement plan	32	1	5	4	22
Euro forward contracts	21	11	10	—	—
Operating leases	15	3	6	4	2

Total contractual obligations	$100	$28	$40	$8	$24

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STATEMENT OF MANAGEMENT’S FINANCIAL RESPONSIBILITY

To Our Shareholders:

The management of Superior Industries International, Inc. is responsible for the preparation of the consolidated financial statements and other financial information included in this Annual Report. This responsibility encompasses maintaining the integrity and objectivity of the financial reports and the presentation of the company’s financial statements in accordance with accounting principles generally accepted in the United States of America, including amounts that are based on management’s best estimates and judgment.

Management of the company has established a system of internal accounting controls which provides reasonable assurance that assets are properly safeguarded and accounted for and that transactions are executed in accordance with management’s authorization and recorded and reported properly. Management believes that the internal control system meets these objectives.

Our independent auditors, whose unqualified report is presented herein, have audited the consolidated financial statements. Their opinion is based on procedures performed in accordance with auditing standards generally accepted in the United States of America, including tests of the accounting records and internal accounting controls, and such other auditing procedures as they consider necessary in the circumstances to provide them reasonable assurance that the consolidated financial statements are neither materially misleading nor contain material errors.

The Audit Committee of the Board of Directors, consisting solely of outside Directors, performs an oversight role related to financial reporting. The Committee meets jointly and separately with the independent auditors, internal auditor and management to review and discuss the scope and major findings of the independent auditors’ examinations, the results of internal audit reviews, and financial results and reports. Both the independent auditors and the internal auditor have free access to the Audit Committee at any time.

/s/ Louis L. Borick	/s/ R. Jeffrey Ornstein

Louis L. Borick	R. Jeffrey Ornstein
Chairman & Chief Executive Officer	Vice President & Chief Financial Officer

/s/ Steven J. Borick	/s/ Emil J. Fanelli

Steven J. Borick	Emil J. Fanelli
President & Chief Operating Officer	Vice President & Corporate Controller

Report of Independent Auditors

The Board of Directors and Shareholders of
Superior Industries International, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Superior Industries International, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Los Angeles, California
February 5, 2004

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,	2003	2002	2001
NET SALES	$840,349,000	$782,599,000	$643,395,000
Cost of sales	716,558,000	642,289,000	538,040,000

GROSS PROFIT	123,791,000	140,310,000	105,355,000
Selling, general and administrative expenses	22,902,000	22,313,000	19,567,000
Start-up and pre-production costs	—	8,530,000	9,682,000

INCOME FROM OPERATIONS	100,889,000	109,467,000	76,106,000
Equity in earnings of joint ventures	8,655,000	6,260,000	3,941,000
Interest income, net	2,727,000	3,519,000	4,048,000
Other income, net	1,144,000	1,138,000	94,000

INCOME BEFORE INCOME TAXES	113,415,000	120,384,000	84,189,000
Income taxes	39,695,000	42,134,000	28,835,000

NET INCOME	$73,720,000	$78,250,000	$55,354,000

EARNINGS PER SHARE - BASIC	$2.76	$2.97	$2.14

EARNINGS PER SHARE - DILUTED	$2.73	$2.91	$2.10

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$156,847,000	$96,145,000
Short-term investments	—	59,039,000
Accounts receivable, net	147,579,000	134,030,000
Inventories, net	68,228,000	67,824,000
Deferred income taxes	3,616,000	4,530,000
Prepaid expenses	12,240,000	7,373,000

Total current assets	388,510,000	368,941,000
Property, plant and equipment, net	261,733,000	235,566,000
Investments	45,503,000	34,630,000
Other assets	7,459,000	6,659,000

Total Assets	$703,205,000	$645,796,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,398,000	$43,987,000
Accrued expenses	38,534,000	38,100,000
Income taxes payable	14,689,000	15,036,000

Total current liabilities	83,621,000	97,123,000
Long-term liabilities	15,024,000	14,258,000
Deferred income taxes	12,354,000	3,984,000
Commitments and contingent liabilities (Note 11)	—	—
Shareholders’ equity
Preferred stock, $25.00 par value
Authorized – 1,000,000 shares, Issued - none	—	—
Common stock, $0.50 par value
Authorized – 100,000,000 shares
Issued and outstanding – 26,768,666 shares (26,573,437 shares in 2002)	13,384,000	13,287,000
Additional paid-in-capital	28,431,000	23,251,000
Accumulated other comprehensive loss	(26,311,000)	(23,442,000)
Retained earnings	576,702,000	517,335,000

Total shareholders’ equity	592,206,000	530,431,000

Total Liabilities and Shareholders’ Equity	$703,205,000	$645,796,000

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other
	Number of		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
BALANCE AT DECEMBER 31, 2000	25,840,114	$12,920,000	$—	$(21,310,000)	$407,709,000	$399,319,000
Comprehensive income:
Net income	—	—	—	—	55,354,000	55,354,000
Other comprehensive income	—	—	—	3,042,000	—	3,042,000
Comprehensive income	—	—	—	—	—	58,396,000
Stock options exercised, including related tax benefit	157,072	78,000	4,235,000	—	—	4,313,000
Repurchases of common stock	(64,505)	(32,000)	(2,111,000)	—	—	(2,143,000)
Cash dividends declared ($0.43 per share)	—	—	—	—	(11,144,000)	(11,144,000)

BALANCE AT DECEMBER 31, 2001	25,932,681	12,966,000	2,124,000	(18,268,000)	451,919,000	448,741,000
Comprehensive income:
Net income	—	—	—	—	78,250,000	78,250,000
Other comprehensive loss	—	—	—	(5,174,000)	—	(5,174,000)
Comprehensive income	—	—	—	—	—	73,076,000
Stock options exercised, including related tax benefit	740,256	371,000	25,201,000	—	—	25,572,000
Repurchases of common stock	(99,500)	(50,000)	(4,074,000)	—	—	(4,124,000)
Cash dividends declared ($0.485 per share)	—	—	—	—	(12,834,000)	(12,834,000)

BALANCE AT DECEMBER 31, 2002	26,573,437	13,287,000	23,251,000	(23,442,000)	517,335,000	530,431,000
Comprehensive income:
Net income	—	—	—	—	73,720,000	73,720,000
Other comprehensive loss	—	—	—	(2,869,000)	—	(2,869,000)
Comprehensive income	—	—	—	—	—	70,851,000
Stock options exercised, including related tax benefit	302,529	151,000	9,089,000	—	—	9,240,000
Repurchases of common stock	(107,300)	(54,000)	(3,909,000)	—	—	(3,963,000)
Cash dividends declared ($0.5375 per share)	—	—	—	—	(14,353,000)	(14,353,000)

BALANCE AT DECEMBER 31, 2003	26,768,666	$13,384,000	$28,431,000	$(26,311,000)	$576,702,000	$592,206,000

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2003	2002	2001
NET INCOME	$73,720,000	$78,250,000	$55,354,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,577,000	32,605,000	28,388,000
Equity in earnings of joint ventures	(8,655,000)	(6,260,000)	(3,941,000)
Deferred income taxes	11,409,000	406,000	2,662,000
Tax benefit of stock options exercised	1,356,000	7,085,000	1,002,000
Other non cash items	(4,363,000)	394,000	3,603,000
Changes in operating assets and liabilities:
Accounts receivable	(16,808,000)	(30,140,000)	(12,823,000)
Inventories	(1,861,000)	(9,133,000)	(4,791,000)
Other assets	(1,173,000)	(2,171,000)	(4,672,000)
Accounts payable	(13,265,000)	13,728,000	(12,121,000)
Other liabilities	2,645,000	11,266,000	7,604,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	76,582,000	96,030,000	60,265,000

Cash flows from investing activities:
Proceeds from sales of marketable securities	99,957,000	54,020,000	—
Additions to property, plant and equipment	(64,576,000)	(47,876,000)	(37,222,000)
Purchases of marketable securities	(41,188,000)	(114,863,000)	—

NET CASH USED IN INVESTING ACTIVITIES	(5,807,000)	(108,719,000)	(37,222,000)

Cash flows from financing activities:
Cash dividends paid	(13,994,000)	(12,368,000)	(10,875,000)
Stock options exercised	7,884,000	18,487,000	3,311,000
Repurchases of common stock	(3,963,000)	(4,124,000)	(2,143,000)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,073,000)	1,995,000	(9,707,000)

Net increase (decrease) in cash and cash equivalents	60,702,000	(10,694,000)	13,336,000
Cash and cash equivalents at beginning of year	96,145,000	106,839,000	93,503,000

Cash and cash equivalents at end of year	$156,847,000	$96,145,000	$106,839,000

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

Headquartered in Van Nuys, California, our principal business is the design and manufacture of motor vehicle parts for sale to OEMs on an integrated one-segment basis. We are one of the largest suppliers of cast and forged aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary. Customers in North America represent the principal market for our products, with approximately 10 percent of our products being exported to international customers or delivered to their assembly operations in the United States.

We are also building our position in the growing market for aluminum suspension and related underbody components to complement our OEM aluminum wheel business. We acquired a dedicated manufacturing facility in Heber Springs, Arkansas in 1999, to accommodate our aluminum components manufacturing operations, which we expanded to accommodate the potential sales volume of the components business. We have won contracts that are expected to accumulate to an average of $37 million in annual revenue for 2004 - 2006 to manufacture numerous suspension and underbody components, including upper and lower control arm bracket assemblies, suspension brackets and knuckles. The future success of this business is highly dependent on our ability to obtain additional contract awards, which in part, depends on industry conversion to the lighter aluminum components.

Ford and GM together represented approximately 85% of our total sales in 2003 and 87% of total sales in 2002. Although the loss of all or a substantial portion of our sales to either or both of these two customers would have a significant adverse impact on our financial results (unless the lost volume could be replaced), we believe this risk is offset due to long-term relationships with both, including multi-year contractual arrangements. We also manufacture aluminum wheels for DaimlerChrysler, Audi, BMW, Isuzu, Jaguar, Land Rover, Mazda, MG Rover, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen.

The availability and demand for aluminum wheels and components are both subject to unpredictable factors, such as changes in the general economy, the automobile industry, the price of gasoline and consumer interest rates. The raw materials used in producing our products are readily available and are obtained through numerous suppliers with whom we have established trade relations.

Principles of Consolidation

These consolidated financial statements include the account balances of all subsidiaries, after elimination of all significant intercompany accounts and transactions. Investments in 50 percent owned joint ventures are accounted for using the equity method. Unrealized intercompany profits and losses on transactions with equity method investees are eliminated. Accordingly, our share of the joint ventures’ operating results is included in the consolidated statements of income. Our investment in the joint ventures is included in investments in the consolidated balance sheets.

Use of Estimates

We have made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Generally, assets and liabilities that are subject to estimation and judgment include the allowance for doubtful accounts, inventory valuation reserves, depreciation and amortization periods of long-lived assets, self-insurance accruals, and income taxes. While actual results could differ, we believe such estimates to be reasonable.

Fiscal Year End

Our fiscal year is the 52 or 53 week period ending on the last Sunday of the calendar year. The fiscal year 2003 comprises the 52-week period ended on December 28, 2003. Fiscal years 2002 and 2001 comprise the 52-week periods ended on December 29, 2002 and December 30, 2001, respectively. For convenience of presentation in the consolidated financial statements, all fiscal years are shown to begin as of January 1 and end as of December 31.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash and certificates of deposit with original maturities of three months or less. At times throughout the year and at year-end, cash balances held at financial institutions were in excess of federally insured limits.

Marketable Securities

Marketable securities consist of U.S. government agency securities, corporate bonds, money market financial instruments, common and preferred stocks. Those securities that are classified as “available-for-sale” are carried at fair value, with any unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity, as reflected in Note 15 to the consolidated financial statements. Marketable securities that are classified as “held-to-maturity” are carried at historical cost, which we believe approximates fair value.

Fair Value of Financial Instruments

Our financial instruments recorded in the consolidated balance sheets include cash and cash equivalents, short-term investments, accounts and notes receivable, long-term investments and accounts payable. Due to their short-term nature, the carrying amount of cash and cash equivalents, short-term investments, accounts and notes receivable and accounts payable approximates fair value. The fair value of our long-term investments and purchase commitments is discussed in Note 6 and Note 11, respectively, to the consolidated financial statements.

Inventories

Inventories, which include material, labor and factory overhead, are stated at the lower of cost or market, using the first-in, first-out (FIFO) method of valuation.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation. The cost of additions, improvements and interest during construction, if any, is capitalized. Our maintenance and repairs and tooling costs are charged to expense when incurred. Depreciation is calculated generally on the straight-line method based on the estimated useful lives of the assets.

Classification	Expected Useful Life
Computer Equipment	3 years
Production Machinery and Equipment	7 to 10 years
Buildings	25 years

When property and equipment is replaced, retired or disposed of, the cost and related accumulated depreciation is removed from the accounts. Property and equipment no longer used in operations, which are generally insignificant in amount, are stated at the lower of cost or estimated fair value and are included in other assets. Gains and losses, if any, are recorded in other income or expense in the period of disposition or write down.

Derivative Instruments and Hedging Activities

We will periodically enter into foreign currency forward contracts to reduce the risk from exchange rate fluctuations associated with future purchase commitments, such as wheel purchases denominated in Euros from our 50 percent owned joint venture in Hungary. This type of hedging activity, which attempts to protect our planned gross margin as of the date of the purchase commitment, qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, we assess whether the cash flow hedge is effective both at inception and periodically thereafter. The effective portion of the related gains and losses is recorded as an asset or liability in the consolidated balance sheets with the offset as a component of other comprehensive income (loss) in shareholders’ equity. The ineffective portion of related gains or losses, if any, is reported in current earnings. As hedged transactions are consummated, amounts previously accumulated in other comprehensive income (loss) are reclassified into current earnings. At December 31, 2003, we held open Euro forward contracts totaling $20.8 million, with an unrealized gain of $2.9 million. At December 31, 2002, we held Euro forward contracts totaling $22.3 million, with an unrealized gain of $4.6 million.

We also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Such contracts are considered normal purchases as the commodities are physically delivered and, therefore, pursuant to SFAS No. 133 are not accounted for as derivatives. See Note 11 to the consolidated financial statements for additional information pertaining to these purchase commitments.

Foreign Currency Transactions

Foreign currency asset and liability accounts are translated using the exchange rates in effect at the end of the accounting period. Revenue and expense accounts are translated at the weighted average of exchange rates during the period. The cumulative effect of translation is recorded as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity, as reflected in Note 15 to the consolidated financial statements. Foreign exchange gains and (losses) of $1,364,000, $1,854,000 and ($549,000) have been recorded as part of other income, net during 2003, 2002 and 2001, respectively.

Revenue Recognition

Sales of products and any related costs are recognized when title transfers to the purchaser, generally upon shipment. Project development revenues for wheel development and initial tooling that are reimbursed by our customers are recognized as such related costs and expenses are incurred and recoverability is probable, generally upon issuance of a customer purchase order.

Research and Development

Research and development costs are expensed as incurred. Amounts expended during the three years ended December 31, 2003 were $9,639,000 in 2003, $15,704,000 in 2002 and $14,061,000 in 2001. Developmental costs associated with our new aluminum suspension and related underbody component business, totaling $6.7 million in 2001 and $8.5 million in 2002, were included in research and development costs due to the start-up status of the business. The operating loss of the components business was $10.5 million in 2003.

Stock-Based Compensation

We have elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and apply the intrinsic value method of accounting for our employee stock options. Under APB Opinion No. 25, when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123”, as reflected in Note 12 to the consolidated financial statements.

Income Taxes

Income taxes are accounted for pursuant to SFAS No. 109, “Accounting for Income Taxes”, which requires use of the liability method and the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period of enactment. Provision is made for U.S. income taxes on undistributed earnings of international subsidiaries and 50 percent owned joint ventures, unless such future earnings are considered permanently reinvested. Tax credits are accounted for as a reduction of the provision for income taxes in the period in which the credits arise.

Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period of 26,673,000 in 2003, 26,372,000 in 2002 and 25,885,000 in 2001. For purposes of calculating diluted earnings per share, net income is divided by the total of the weighted average shares outstanding plus the dilutive effect of our outstanding stock options (“common stock equivalents”), of 360,000 in 2003, 535,000 in 2002 and 476,000 in 2001. Accordingly, the total weighted average shares outstanding plus common stock equivalents used for calculating diluted earnings per share was 27,033,000 in 2003, 26,907,000 in 2002 and 26,361,000 in 2001.

New Accounting Standards

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. This standard did not have any impact on our consolidated financial statements as we have only adopted the disclosure provisions of SFAS No. 123.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which was originally effective on July 1, 2003. In December 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to March 31, 2004 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1,

2003. We have completed our evaluation of the provisions of FIN 46 and we do not have any significant interests in variable interest entities. Accordingly, the adoption of FIN 46 did not have a material impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other FASB projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of this new accounting standard did not have a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after November 5, 2003. This new accounting standard did not have a material effect on our consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions”, No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The new disclosures are generally effective for 2003 calendar year-end financial statements of public companies, with a delayed effective date for certain disclosures, for foreign plans, and for non-public entities. This new accounting standard did not have a material effect on our consolidated financial statements.

Financial Presentation

Certain prior year amounts have been reclassified to conform to the 2003 financial statement presentation.

NOTE 2 - BUSINESS SEGMENT

We manufacture motor vehicle parts for sale on normal, generally noncollateralized trade terms to OEMs, primarily in North America, on an integrated one-segment basis.

NOTE 3 - ACCOUNTS RECEIVABLE

December 31,	2003	2002
Trade receivables	$128,566,000	$108,499,000
Project development receivables	12,599,000	13,576,000
Unrealized gain on forward contracts	2,874,000	4,598,000
Due from joint ventures	143,000	4,973,000
Other receivables	3,956,000	3,280,000

	148,138,000	134,926,000
Allowance for doubtful accounts	(559,000)	(896,000)

	$147,579,000	$134,030,000

The following percentages of our consolidated net sales were made to GM and Ford: 2003 — 45 percent and 40 percent; 2002 - 45 percent and 42 percent; and 2001 — 47 percent and 42 percent, respectively. These two customers represented 81 percent and 85 percent of trade receivables at December 31, 2003 and 2002, respectively.

NOTE 4 - INVENTORIES

December 31,	2003	2002
Raw materials	$19,472,000	$21,181,000
Work in process	15,768,000	14,343,000
Finished goods	32,988,000	32,300,000

	$68,228,000	$67,824,000

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

December 31,	2003	2002

Land and buildings	$76,601,000	$77,575,000
Machinery and equipment	437,771,000	385,178,000
Leasehold improvements and other	10,443,000	6,095,000
Construction in progress	29,632,000	44,347,000

	554,447,000	513,195,000
Accumulated depreciation	(292,714,000)	(277,629,000)

	$261,733,000	$235,566,000

NOTE 6 - INVESTMENTS

Investments at December 31, 2003 and 2002 include investments in and advances to our 50 percent owned joint venture in Hungary, totaling $39,272,000 and $28,740,000, respectively. In 1995, we entered into a joint venture with Otto Fuchs Metallwerke KG, a German manufacturing company, to form Suoftec in Hungary to manufacture cast and forged aluminum wheels for the European automobile industry. Initial manufacture and sale of forged aluminum wheels began in early 1997 and of cast aluminum wheels in mid 1998. During each of the three years in the period ended December 31, 2003, we acquired cash and forged wheels from this joint venture, totaling $45.3 million in 2003, $31.1 million in 2002 and $25.1 million in 2001. At December 31, 2003 and 2002, accounts payable included unpaid wheel purchases totaling $2.6 million and $3.1 million, respectively.

Included below are summary income statements and balance sheets for Suoftec, which is 50 percent owned, non-controlled, and, therefore, not consolidated but accounted for using the equity method.

Summary Income Statements – Years Ended November 30,	2003	2002

Net sales	$111,058,000	$90,510,000
Costs and expenses	92,449,000	76,447,000
Interest expense, net	852,000	1,577,000

Net income	17,757,000	12,486,000

Superior’s share of net income	$8,879,000	$6,243,000

Summary Balance Sheets – As of November 30,	2003	2002

Current assets	$56,403,000	$36,842,000
Non-current assets	46,656,000	42,542,000

Total assets	103,059,000	79,384,000

Current liabilities	17,250,000	10,927,000
Non-current liabilities	7,265,000	19,305,000

Total liabilities	24,515,000	30,232,000

Net assets	$78,544,000	$49,152,000

Superior’s share of net assets	$39,272,000	$24,576,000

We also have investments in affordable housing limited partnerships, which provide favorable income tax benefits, generally over a fifteen-year period. These investments totaled $2,677,000 and $3,425,000 at December 31, 2003 and 2002, respectively. We believe that these amounts represent a reasonable estimate of the fair value of these investments.

NOTE 7 — TAXES ON INCOME

The provision for income taxes is comprised of the following components:

Years Ended December 31,	2003	2002	2001

Current Taxes
Federal	$23,400,000	$31,024,000	$23,771,000
State	1,477,000	3,024,000	1,617,000
Foreign	3,409,000	7,680,000	785,000

	28,286,000	41,728,000	26,173,000
Deferred Taxes
Federal	8,160,000	457,000	531,000
State	426,000	107,000	(55,000)
Foreign	2,823,000	(158,000)	2,186,000

	11,409,000	406,000	2,662,000

	$39,695,000	$42,134,000	$28,835,000

Income tax payments were $27,733,000 in 2003, $24,497,000 in 2002 and $21,509,000 in 2001.

The following is a reconciliation of the statutory United States federal income tax rate to our effective income tax rate:

Years Ended December 31,	2003	2002	2001

Statutory rate	35.00%	35.00%	35.00%
State tax provisions, net of federal income tax benefit	0.94	1.69	1.20
Federal tax credits	(1.53)	(1.41)	(2.16)
Foreign income taxed at rates other than the statutory rate	(0.74)	(0.04)	1.48
Other, net	1.33	(0.24)	(1.27)

Effective income tax rate	35.00%	35.00%	34.25%

The following are the significant components of our deferred tax assets and liabilities:

December 31,	2003	2002

Deferred Tax Assets
Foreign currency translation adjustments	$15,624,000	$15,204,000
Deferred compensation	5,506,000	5,212,000
Accruals deductible in the future	4,839,000	6,073,000
State taxes expensed currently, deductible in the following year	725,000	613,000
Other	324,000	564,000

	$27,018,000	$27,666,000

Deferred Tax Liabilities
Differences between the book and tax basis of property, plant and equipment	$23,371,000	$15,782,000
Differences between financial and tax accounting associated with foreign operations	12,370,000	11,216,000
Other	15,000	122,000

	35,756,000	27,120,000

Net deferred tax liability (asset)	$8,738,000	$(546,000)

NOTE 8 - LEASES AND RELATED PARTIES

We lease certain land, facilities and equipment under long-term operating leases expiring at various dates through 2012. Total lease expense for all operating leases amounted to $3,209,000 in 2003, $3,059,000 in 2002 and $2,337,000 in 2001.

Our corporate office and manufacturing facility in Van Nuys, California are leased from Louis L. Borick, Chairman, and Juanita A. Borick, under an operating lease that expires in June 2012. An option to extend the lease for ten years was exercised as of July 2002. There is one additional ten-year lease extension option remaining. The current annual lease payment is $1,333,000. The lease agreement requires rental increases every five years based upon the change in a specific Consumer Price Index. The last such adjustment was as of July 1, 2002. In addition, another facility is leased for $292,000 annually under short-term lease arrangements from a related entity owned by Steven J. Borick, President, and two other Borick children. Total lease payments to these related entities were $1,625,000, $1,583,000 and $1,524,000 for 2003, 2002 and 2001, respectively.

Based upon recent independent appraisals, we believe the related party transactions described above were fair to the company and could have been obtained on similar terms from an unaffiliated third party.

The following are summarized future minimum payments under all leases:

Operating
Years Ending December 31,	Leases

2004	$2,714,000
2005	2,503,000
2006	1,928,000
2007	1,466,000
2008	1,346,000
Thereafter	4,665,000

$14,622,000

NOTE 9 - RETIREMENT PLANS

We have an unfunded supplemental executive retirement plan covering our directors, officers and other key members of management. We purchase life insurance policies on each of the participants to provide for future liabilities. Subject to certain vesting requirements, the plan provides for a benefit based on final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired.

Obligations and Funded Status
at December 31,	2003	2002

Changes in projected benefit obligation:
Beginning projected benefit obligation	$11,598,000	$11,712,000
Service cost	492,000	448,000
Interest cost	823,000	741,000
Actuarial loss or (gain)	559,000	(948,000)
Benefit payments	(422,000)	(355,000)

Ending projected benefit obligation	$13,050,000	$11,598,000

Changes in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	422,000	355,000
Benefit payments	(422,000)	(355,000)

Fair value of plan assets at end of year	$—	$—

Actuarial present value of benefit obligations:
Vested benefit obligation	$9,564,000	$8,231,000
Accumulated benefit obligation	$11,145,000	$9,912,000
Funded status:
Funded status	$(13,050,000)	$(11,598,000)
Unrecognized net loss	1,905,000	1,686,000

Net amount recognized	$(11,145,000)	$(9,912,000)

Amounts recognized in the statement of financial position consist of:
Prepaid pension asset (accrued pension liability)	$(11,145,000)	$(9,912,000)
Accumulated other comprehensive income	—	—

Net amount recognized	$(11,145,000)	$(9,912,000)

Weighted average assumptions used to determine benefit obligations
Discount rate	6.25%	7.00%
Rate of compensation increase	3.50%	3.50%

The following are the components of net periodic pension cost for this retirement plan:

Years Ended December 31,	2003	2002	2001

Service cost	$492,000	$448,000	$430,000
Interest cost	823,000	741,000	737,000
Net amortization	70,000	141,000	168,000

Net cost	$1,385,000	$1,330,000	$1,335,000

Weighted average assumptions used to determine net periodic benefit cost:

Years Ended December 31,	2003	2002	2001

Discount rate	7.0%	7.0%	7.0%
Rate of compensation increase	3.5%	3.5%	3.5%

We anticipate contributing approximately $457,000 to this retirement plan for benefit payments in 2004.

We also have a contributory employee retirement savings plan covering substantially all of our employees. The employer contribution is determined at the discretion of the company and totaled $3,742,000, $3,427,000 and $2,939,000 for 2003, 2002 and 2001, respectively.

An employment agreement with Mr. Louis L. Borick, Chairman, provides for a minimum of 60 monthly payments at his current base salary, in the event of his death or disability during employment, or upon early termination of the agreement or upon his retirement. The present value of such payments, totaling $4.3 million, has been accrued and is included in long-term liabilities.

NOTE 10 - LIABILITIES

The following are the components of accrued expenses and long-term liabilities:

December 31,	2003	2002

Accrued Expenses
Payroll and related benefits	$20,042,000	$18,942,000
Insurance	7,851,000	6,397,000
Taxes, other than income taxes	4,368,000	5,031,000
Dividends	3,681,000	3,322,000
Other	2,592,000	4,408,000

Total accrued expenses	$38,534,000	$38,100,000

Long-Term Liabilities
Executive retirement and deferred compensation plans	$15,024,000	$14,258,000

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES

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

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas over the next three years. The contract value and fair value of these purchase commitments approximated $32 million and $34 million, respectively, at December 31, 2003. As of December 31, 2002, the aggregate contract value and fair value of all purchase commitments were $162 million and $149 million, respectively, including purchase commitments for the delivery of aluminum in 2003 and 2004, and purchase commitments for the delivery of natural gas in 2003 through 2005. The 2003 aluminum purchase commitments were delivered as agreed and the 2004 aluminum purchase commitments were liquidated in November 2003 at a price that approximated our contract price. Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.

At December 31, 2003 and 2002, we had outstanding letters of credit of approximately $7.2 million and $5.7 million, respectively. We maintain line of credit facilities under which we may borrow up to $25.0 million on an uncommitted, noncollateralized basis at rates generally below prime.

NOTE 12 - STOCK OPTIONS

We have stock option plans that authorize us to issue incentive and non-qualified stock options to our directors, officers and key employees totaling up to 7.2 million shares of common stock. At December

31, 2003, there were 2,597,500 shares available for future grants under these plans. Options are generally granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant. Options granted generally vest ratably over a four year period. The company accounts for these plans under the recognition and measurement principles (the intrinsic value method) of APB Opinion No. 25. Proceeds received upon the exercise of options are credited to common stock at par value, with amounts in excess of par value credited to additional paid-in-capital. In addition, related income tax benefits, which totaled $1,356,000 in 2003, $7,085,000 in 2002 and $1,002,000 in 2001, are credited to additional paid-in-capital.

If we had elected to recognize compensation expense based on the fair value of options granted as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the proforma amounts indicated below.

Years Ended December 31,	2003	2002	2001

Reported net income	$73,720,000	$78,250,000	$55,354,000
Reported earnings per share:
Basic	$2.76	$2.97	$2.14
Diluted	$2.73	$2.91	$2.10
Stock-based employee compensation expense included in reported net income, net of tax	—	—	—
Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(2,032,000)	(2,330,000)	(1,860,000)

Proforma net income	$71,688,000	$75,920,000	$53,494,000

Proforma earnings per share:
Basic	$2.69	$2.88	$2.06
Diluted	$2.65	$2.82	$2.03

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Years Ended December 31,	2003	2002	2001

Risk-free interest rate	3.3%	3.3%	4.6%
Expected dividend yield	1.0%	1.0%	1.0%
Expected stock price volatility	33.0%	33.8%	32.7%
Expected option lives in years:
Incentive	5.9	6.1	6.1
Non-qualified	9.3	9.4	6.1

The following is a summary of the status of our stock option plans and changes in outstanding options:

	2003		2002		2001

		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
Years Ended December 31,	Option	Price	Option	Price	Option	Price

Outstanding at beginning of year	1,623,421	$28.13	2,148,827	$26.19	1,881,424	$24.95
Granted	406,500	42.82	228,600	36.24	439,600	29.67
Exercised	(302,529)	26.08	(740,256)	24.97	(157,072)	21.09
Canceled or expired	(15,750)	31.69	(13,750)	26.31	(15,125)	26.49

Outstanding at end of year	1,711,642	$31.95	1,623,421	$28.13	2,148,827	$26.19

Exercisable at end of year	873,231		892,747		1,312,590

Weighted-average fair value of options granted during the year	$16.28		$14.22		$10.89

The following table summarizes information about options outstanding at December 31, 2003:

	Options	Weighted Average	Weighted	Options	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 12/31/03	Contractual Life	Exercise Price	at 12/31/03	Exercise Price

$20.63-$28.00	691,967	5.34 years	$25.65	633,705	$25.44
$29.40-$36.20	603,675	8.09 years	31.76	238,276	30.82
$36.47-$42.87	416,000	9.91 years	42.70	1,250	37.79

	1,711,642	7.42 years	$31.95	873,231	$26.93

NOTE 13 - COMMON STOCK REPURCHASE PROGRAMS

Since 1995, our Board of Directors has authorized several common stock repurchase programs totaling 8 million shares, under which we have repurchased approximately 4.6 million shares for approximately $124 million, or $26.89 per share. Under the latest authorization for 4 million shares, approved in March 2000, we repurchased 64,505 shares in 2001 at a total cost of $2.1 million, or $33.22 per share, 99,500 shares in 2002 at a total cost of $4.1 million, or $41.45 per share and 107,300 shares in 2003 at a total cost of $4.0 million, or $36.93 per share. All repurchased shares are immediately cancelled and retired. As of December 31, 2003, an additional 3.4 million shares can be repurchased under the current authorization.

NOTE 14 - START-UP AND PRE-PRODUCTION COSTS

Beginning with the first quarter of 2003, the results of operations from our aluminum components business in Heber Springs, Arkansas were included in the determination of gross profit. Initial start-up costs associated with our aluminum components business totaled $8.5 million in 2002 compared to $6.7 million in 2001. Also included in this cost category in the first nine months of 2001 were the initial pre-production costs of our second aluminum wheel facility in Chihuahua, Mexico, which totaled $3.0 million. The results of operations of this facility were included in the determination of gross profit beginning in the fourth quarter of 2001.

NOTE 15 - OTHER COMPREHENSIVE INCOME

Listed below are the components of other comprehensive income (loss) as reflected in the consolidated statements of shareholders’ equity.

Years Ended December 31,	2003	2002	2001

Foreign currency translation adjustments	$(1,201,000)	$(13,600,000)	$4,376,000
Unrealized gain (loss) on marketable securities	1,156,000	195,000	(290,000)
Reclassification adjustment for realized gains from marketable securities in net income	(68,000)	(725,000)	—

Net unrealized gain (loss)	1,088,000	(530,000)	(290,000)

Unrealized gain on forward foreign currency contracts	2,874,000	4,598,000	626,000
Reclassification adjustment for realized gains from foreign currency contracts in net income	(4,598,000)	(626,000)	—

Net unrealized gain (loss)	(1,724,000)	3,972,000	626,000

Unrealized gain on intangible assets	5,000	—	—

Income taxes	(1,037,000)	4,984,000	(1,670,000)

Other comprehensive income (loss)	$(2,869,000)	$(5,174,000)	$3,042,000

Listed below are the accumulated balances of other comprehensive income (loss) as reflected in the consolidated statements of shareholders’ equity.

December 31,	2003	2002	2001

Foreign currency translation adjustments	$(44,640,000)	$(43,439,000)	$(29,839,000)
Unrealized gain on marketable securities	1,283,000	195,000	725,000
Unrealized gain on forward foreign currency contracts	2,874,000	4,598,000	626,000
Unrealized gain on intangible assets	5,000	—	—
Income taxes	14,167,000	15,204,000	10,220,000

Accumulated other comprehensive loss	$(26,311,000)	$(23,442,000)	$(18,268,000)

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)
    (In Thousands - Except Per Share Amounts)

	First	Second	Third	Fourth	Year
Year 2003	Quarter	Quarter	Quarter	Quarter	2003

Net Sales	$211,492	$210,787	$187,365	$230,705	$840,349
Gross Profit	37,408	28,867	19,391	38,125	123,791
Net Income	$22,266	$17,677	$10,726	$23,051	$73,720
Earnings Per Share:
Basic	$0.84	$0.66	$0.40	$0.86	$2.76
Diluted	$0.83	$0.66	$0.40	$0.85	$2.73
Dividends Declared Per Share	$0.1250	$0.1375	$0.1375	$0.1375	$0.5375

	First	Second	Third	Fourth	Year
Year 2002	Quarter	Quarter	Quarter	Quarter	2002

Net Sales	$186,532	$211,968	$187,364	$196,735	$782,599
Gross Profit	31,829	37,252	32,045	39,184	140,310
Net Income	$17,172	$20,954	$17,693	$22,431	$78,250
Earnings Per Share:
Basic	$0.66	$0.79	$0.67	$0.85	$2.97
Diluted	$0.65	$0.78	$0.65	$0.83	$2.91
Dividends Declared Per Share	$0.110	$0.125	$0.125	$0.125	$0.485

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During our two most recent fiscal years, there were no changes in or disagreements with our accountants on accounting and financial disclosure.

ITEM 9A - CONTROLS AND PROCEDURES

The company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, the CEO and CFO concluded that, as of December 31, 2003, the company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the company in the reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

The company’s management, including the CEO and CFO, does not expect that its disclosure controls and procedures or internal controls over financial reporting will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

Information relating to Directors is set forth under the caption “Election of Directors” in our 2004 Annual Proxy Statement, which is incorporated herein by reference.

Identification of Executive Officers

Listed below are the names of corporate executive officers as of the fiscal year end who are not directors. Information regarding executive officers who are directors is contained in our 2004 Annual Proxy Statement to be issued in connection with our Annual Meeting of Shareholders scheduled for May 10, 2004. Such information is incorporated herein by reference. All executive officers are appointed annually by the Board of Directors and serve one-year terms. Also see “Employment Agreements” in our 2004 Annual Proxy Statement, which is incorporated herein by reference.

Listed below is the name, age, position and business experience of each of our officers who are not directors:

			Assumed
Name	Age	Position	Position

Robert H. Bouskill	58	Vice President, Manufacturing Technology	2000
		Corporate Director of Manufacturing Technology	2000
		Managing Director – Suoftec Ltd	1995
Emil J. Fanelli	61	Vice President and Corporate Controller	2001
		Corporate Controller	1997
James M. Ferguson	55	Senior Vice President, Global Sales and Marketing	2003
		Vice President, OEM Marketing Group	1990
Parveen Kakar	37	Vice President, Program Development	2003
		Director Engineering Services	1989
William B. Kelley	55	Vice President, Operations and Quality	1998
		Corporate Director Quality Assurance	1993
Daniel L. Levine	45	Corporate Secretary and Treasurer	1997
		Corporate Secretary and Assistant Treasurer	1996
Frank Monteleone	65	Vice President, Purchasing	1996
Michael J. O’Rourke	43	Senior Vice President, Sales and Administration	2003
		Vice President, OEM Program Administration	1995

In accordance with the policies and procedures of the Charter of the Audit Committee of the Board of Directors, the Audit Committee approved the engagement of PricewaterhouseCoopers LLP and pre-approved 100 percent of the audit services and allowed non-audit services.

ITEM 11 - EXECUTIVE COMPENSATION

Information relating to Executive Compensation is set forth under the captions “Compensation of Directors” and “Executive Compensation” in our 2004 Annual Proxy Statement, which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters is set forth under the caption, “Voting Securities and Principal Holders” in our 2004 Annual Proxy Statement. Also see Note 12 “Stock Options”, of “Notes to Consolidated Financial Statements” on page 42 of this annual report on Form 10-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information related to Certain Relationships and Related Transactions is set forth under the captions, “Election of Directors” and “Certain Relationships and Related Transactions”, in our 2004 Annual Proxy Statement, and in Note 8 “Leases and Related Parties”, of “Notes to Consolidated Financial Statements”, on page 39 of this annual report on Form 10-K.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table presents fees for professional audit services and other services rendered by our independent accountants, PricewaterhouseCoopers LLP, for the years ended December 31, 2003 and 2002. In accordance with the policies and procedures of the Charter of the Audit Committee of the Board of Directors, the Audit Committee approved the engagement of PricewaterhouseCoopers LLP and pre-approved 100 percent of the audit services and allowed non-audit services listed below:

December 31,	2003	2002

Audit fees	$213,000	$209,000
Audit related fees	—	—
Tax fees	193,000	250,000
All other fees	—	—

	$406,000	$459,000

Audit fees consist of fees billed for professional services rendered for the audit of the company’s consolidated annual financial statements and review of financial statements included in the company’s Form 10-Q quarterly reports.

Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. Such services included review of tax provision, tax asset and liabilities accounts, original and amended tax returns and claims for refunds.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:

1.	Financial Statements: See the “Index to Consolidated Financial Statements” in Item 8 of this annual report.

2.	Financial Statement Schedule

Schedule I – Valuation and Qualifying Accounts for the Years Ended December 31, 2003, 2002 and 2001	S-1

3.	Exhibits

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.)

3.2	By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.)

10.2	Lease dated March 2, 1976 between the Registrant and Louis L. Borick filed on Form 8-K dated May, 1976 (Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1983.)

10.19	Lease and Addenda thereto dated December 19, 1987 between Steven J. Borick, Linda S. Borick and Robert A. Borick as tenants in common, d.b.a. Keswick Properties, and the Registrant (Incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987.)

10.20	Supplemental Executive Individual Retirement Plan of the Registrant (Incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987.)

10.32	Employment Agreement dated January 1, 1994 between Louis L. Borick and the Registrant (Incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.)

10.33	1993 Stock Option Plan of the Registrant (Incorporated by reference to Exhibit 28.1 to Registrant’s Form S-8 filed June 10, 1993, as amended.)

10.35	1991 Non-Employee Director Stock Option Plan (Incorporated by reference to Exhibit 28.1 to Registrant’s Form S-8 dated June, 1992.)

10.36	Stock Option Agreement dated March 9, 1993 between Louis L. Borick and the Registrant (Incorporated by Reference to Exhibit 28.2 to Registrant’s Form S-8 filed June 10, 1993.)

10.39	Chief Executive Officer Annual Incentive Program dated May 9, 1994 between Louis L. Borick and the Registrant (Incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.)

10.42	2003 Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit 99.1 to Registrant’s Form S-8 dated July 25, 2003.)

11	Computation of Earnings Per Share (contained in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this 2003 Annual Report on Form 10-K.)

21	List of Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP, Independent Accountants for the Registrant

31.1	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32	Certification of Louis L. Borick, Chief Executive Officer and Chairman of the Board and R. Jeffery Ornstein, Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K:

The company filed a Current Report on Form 8-K on February 13, 2004 that included:

—	A press release issued on February 6, 2004, announcing the company’s financial results for the fiscal quarter ended December 31, 2003; and

—	A transcript of the company’s earnings conference call regarding its financial results for the fiscal quarter ended December 31, 2003.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT OF FORM 10-K

Schedule I

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

FOR THE YEARS ENDED:
DOUBTFUL ACCOUNTS	$734,000
ADD (DEDUCT):
PROVISION	224,000
RECOVERIES	—
ACCOUNTS WRITTEN OFF	(214,000)

		$744,000
SALES DISCOUNTS AND ALLOWANCES		552,000

BALANCE AT DECEMBER 31, 2001		$1,296,000

DOUBTFUL ACCOUNTS	$744,000
ADD (DEDUCT):
PROVISION	(93,000)
RECOVERIES	14,000
ACCOUNTS WRITTEN OFF	(78,000)

		$587,000
SALES DISCOUNTS AND ALLOWANCES		309,000

BALANCE AT DECEMBER 31, 2002		$896,000

DOUBTFUL ACCOUNTS	$587,000
ADD (DEDUCT):
PROVISION	29,000
RECOVERIES	2,000
ACCOUNTS WRITTEN OFF	(59,000)

		$559,000
SALES DISCOUNTS AND ALLOWANCES		—

BALANCE AT DECEMBER 31, 2003		$559,000

S-1

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT OF FORM 10-K

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

By	/s/ Louis L. Borick	March 11, 2004

LOUIS L. BORICK
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Louis L. Borick Louis L. Borick	Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2004

/s/ Steven J. Borick Steven J. Borick	President and Director (Chief Operating Officer)	March 11, 2004

/s/ R. Jeffrey Ornstein R. Jeffrey Ornstein	Vice President Chief Financial Officer and Director (Principal Financial Officer)	March 11, 2004

/s/ Emil J. Fanelli Emil J. Fanelli	Vice President & Corporate Controller (Chief Accounting Officer)	March 11, 2004

/s/ Sheldon I. Ausman Sheldon I. Ausman	Director	March 11, 2004

/s/ Raymond C. Brown Raymond C. Brown	Director	March 11, 2004

/s/ Philip W. Colburn Philip W. Colburn	Director	March 11, 2004

/s/ V. Bond Evans V. Bond Evans	Director	March 11, 2004

/s/ Jack H. Parkinson Jack H. Parkinson	Director	March 11, 2004