Form 10-Q
period 2004-03-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2004-05-07
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class of Common Stock	Shares Outstanding at April 30, 2004
$0.50 Par Value	26,630,641

PART I – FINANCIAL INFORMATION

Item. 1 Financial Statements

Consolidated Condensed Statements of Income
(Thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
NET SALES	$234,191	$211,492
Cost of sales	209,620	174,084

GROSS PROFIT	24,571	37,408
Selling, general and administrative expenses	5,882	5,785

INCOME FROM OPERATIONS	18,689	31,623
Equity in earnings of joint ventures	2,183	1,934
Interest income, net	591	912
Other income (expense), net	(598)	(213)

INCOME BEFORE INCOME TAXES	20,865	34,256
Income taxes	7,198	11,990

NET INCOME	$13,667	$22,266

EARNINGS PER SHARE – BASIC	$0.51	$0.84

EARNINGS PER SHARE – DILUTED	$0.51	$0.83

DIVIDENDS DECLARED PER SHARE	$0.1375	$0.125

See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
(Thousands of dollars, except per share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$137,591	$156,847
Short-term investments	5,072	—
Accounts receivable, net	173,259	147,579
Inventories, net	80,917	68,228
Deferred income taxes	3,616	3,616
Prepaid expenses	10,501	12,240

Total current assets	410,956	388,510
Property, plant and equipment, net	266,846	261,733
Investments	47,721	45,503
Other assets	8,676	7,459

Total assets	$734,199	$703,205

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,715	$30,398
Accrued expenses	44,022	38,534
Income taxes payable	19,659	14,689

Total current liabilities	107,396	83,621
Long-term liabilities	15,304	15,024
Deferred income taxes	12,742	12,354
Commitments and contingent liabilities	—	—
Shareholders’ equity
Preferred stock, $25.00 par value
Authorized – 1,000,000 shares Issued – none	—	—
Common stock, $0.50 par value
Authorized – 100,000,000 shares Issued and outstanding – 26,667,041 shares (26,768,666 shares at December 31, 2003)	13,334	13,384
Additional paid-in-capital	24,882	28,431
Accumulated other comprehensive loss	(26,162)	(26,311)
Retained earnings	586,703	576,702

Total shareholders’ equity	598,757	592,206

Total liabilities and shareholders’ equity	$734,199	$703,205

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flow
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
NET CASH PROVIDED BY OPERATING ACTIVITIES	$8,343	$26,870
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(15,198)	(23,530)
Purchases of marketable securities	(5,121)	(26,165)
Proceeds from sales of marketable securities	—	59,309

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(20,319)	9,614

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,681)	(3,323)
Repurchases of common stock	(3,652)	(3,014)
Stock options exercised	53	4,314

NET CASH (USED IN) FINANCING ACTIVITIES	(7,280)	(2,023)

Net (decrease) increase in cash and cash equivalents	(19,256)	34,461
Cash and cash equivalents at the beginning of the period	156,847	96,145

Cash and cash equivalents at the end of the period	$137,591	$130,606

See notes to consolidated condensed financial statements.

Consolidated Condensed Statement of Shareholders’ Equity
(Thousands of dollars, except per share data)
(Unaudited)

	Common Stock			Accumulated
	Number of		Paid-In	Other Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
BALANCE AT DECEMBER 31, 2003	26,768,666	$13,384	$28,431	$(26,311)	$576,702	$592,206
Comprehensive Income:
Net income	—	—	—	—	13,667	13,667
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	563	—	563
Unrealized gain (loss) on:
Forward foreign currency contracts	—	—	—	(569)	—	(569)
Marketable securities	—	—	—	253	—	253
Other intangible assets	—	—	—	(98)		(98)
Other comprehensive income	—	—	—	—	—	13,816
Stock options exercised, including related tax benefit	1,975	1	52	—	—	53
Repurchases of common stock	(103,600)	(51)	(3,601)	—	—	(3,652)
Cash dividends declared ($0.1375 per share)	—	—	—	—	(3,666)	(3,666)

BALANCE AT MARCH 31, 2004	26,667,041	$13,334	$24,882	$(26,162)	$586,703	$598,757

See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
March 31, 2004
(Unaudited)

Note 1 – Nature of Operations

Headquartered in Van Nuys, California, the principal business of Superior Industries International, Inc. (referred to herein as the “company” or in the first person notation “we”, “us” and “our”) is the design and manufacture of aluminum motor vehicle parts for sale to Original Equipment Manufactures (“OEM”) on an integrated one-segment basis. We are one of the largest suppliers of cast and forged aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary. Customers in North America represent the principal market for our products, with approximately 10 percent of our products being exported to international customers or delivered to their assembly operations in the United States.

We are also building our position in the growing market for aluminum suspension and related underbody components to complement our OEM aluminum wheel business. We acquired a dedicated manufacturing facility in

Heber Springs, Arkansas, in 1999 to accommodate our aluminum components manufacturing operations, which we expanded to accommodate the potential sales volume of the components business. We have won contracts that are expected to average $37 million in annual revenues for 2004 - 2006 to manufacture numerous suspension and underbody components, including upper and lower control arm bracket assemblies, suspension brackets and knuckles. The future success of this business is highly dependent on our ability to obtain additional contract awards, which in part, depends on industry conversion to the lighter aluminum components.

Ford and GM together represented approximately 85 percent of our annual sales in 2003 and 87 percent of annual sales in 2002. Although the loss of all or a substantial portion of our sales to either or both of these two customers would have a significant adverse impact on our financial results (unless the lost volume could be replaced), we believe this risk is offset by long-term relationships with both, including multi-year contractual arrangements. However, intense global competitive pricing pressure makes it increasingly more difficult to maintain these contractual arrangements. Although the ultimate outcome of these pricing pressures is not known at this time, we expect this trend to continue into the future. We also manufacture aluminum wheels for DaimlerChrysler, Audi, BMW, Isuzu, Jaguar, Land Rover, Mazda, MG Rover, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen.

The availability and demand for aluminum wheels and components are both subject to unpredictable factors, such as changes in the general economy, the automobile industry, the price of gasoline and consumer interest rates. The raw materials used in producing our products are readily available and are obtained through numerous suppliers with whom we have established trade relations.

Note 2 – Presentation of Consolidated Condensed Financial Statements

During interim periods, we follow the accounting policies set forth in our 2003 Annual Report on Form 10-K and apply appropriate interim financial reporting standards for a fair presentation in conformity with accounting principles generally accepted in the United States of America, as indicated below. Users of financial information produced for interim periods in 2004 are encouraged to read this Form 10-Q in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and notes to consolidated financial statements filed with the Securities and Exchange Commission (“SEC”) in our 2003 Annual Report on Form 10-K.

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

In our opinion, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the SEC’s requirements of Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of i) the consolidated condensed statements of income for the three months ended March 31, 2004 and 2003, ii) the consolidated condensed balance sheets at March 31, 2004 and December 31, 2003, iii) the consolidated condensed statements of cash flows for the three months ended March 31, 2004 and 2003, and iv) the consolidated condensed statement of shareholders’ equity at March 31, 2004.

Note 3 — New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which was originally effective on July 1, 2003. In December 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to March 31, 2004 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. We have completed our evaluation of the provisions of FIN 46 and we do not have any significant interests in variable interest entities. The adoption of this new accounting standard did not have a material effect on our consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other FASB projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of this new accounting standard did not have a material effect on our consolidated financial statements.

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

Note 5 — Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period of 26,704,000 and 26,597,000 for the three months ended March 31, 2004 and 2003, respectively. For purposes of calculating diluted earnings per share, net income is divided by the total of the weighted average shares outstanding plus the dilutive effect of our outstanding stock options under the treasury stock method (“common stock equivalents”) of 274,000 and 361,000 for the three months ended March 31, 2004 and 2003, respectively. Accordingly, the total weighted average shares outstanding plus common stock equivalents used for calculating diluted earnings per share was 26,978,000 and 26,958,000 for the three months ended March 31, 2004 and 2003, respectively.

Note 6 – Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products, such as our aluminum suspension and related underbody components.

We have foreign operations in Mexico and Hungary that, on occasion, require the transfer of funds denominated in their respective functional currencies — the Mexican Peso and the Euro. The value of the Mexican Peso experienced a 7 percent decrease in relation to the U.S. dollar in 2003, and the value of the Euro experienced a 19 percent increase versus the U.S. dollar.

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At March 31, 2004, we held open foreign currency Euro forward contracts totaling $30.9 million, with an unrealized gain of $2.0 million. At December 31, 2003, we held open foreign currency Euro forward contracts totaling $20.8 million, with an unrealized gain of $2.9 million. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gains and losses by a similar percentage of the current market value.

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas and nickel over the next three years. The contract value and fair market value of these purchase commitments, principally natural gas, approximated $37 million and $41 million, respectively, at March 31, 2004. Percentage changes in the market prices of natural gas and nickel will impact the fair values by a similar percentage. We do not hold or purchase any natural gas or nickel forward contracts for trading purposes.

Note 7 – Financial Presentation

Certain prior year amounts have been reclassified to conform to the 2004 financial statement presentation.

Note 8 – Accounts Receivable
(Thousands of dollars)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Trade receivables	$158,674	$128,566
Project development	9,717	12,599
Unrealized gain on forward foreign currency contracts	1,985	143
Due from joint ventures	813	2,874
Other receivables	2,629	3,956

	173,818	148,138
Allowance for doubtful accounts	(559)	(559)

	$173,259	$147,579

Note 9 – Inventories
(Thousands of dollars)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Raw materials	$25,879	$19,472
Work in process	18,429	15,768
Finished goods	36,609	32,988

	$80,917	$68,228

Inventories, which include material, labor and factory overhead, are stated at the lower of cost or market, using the first-in, first-out (FIFO) method of valuation.

Note 10 – Property, Plant and Equipment
(Thousands of dollars)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Land and buildings	$77,352	$76,601
Machinery and equipment	443,299	437,771
Leasehold improvements and others	10,638	10,443
Construction in progress	35,830	29,632

	567,119	554,447
Accumulated depreciation	(300,273)	(292,714)

	$266,846	$261,733

Depreciation expense was $9.6 million and $7.5 million for the three months ended March 31, 2004 and March 31, 2003, respectively.

Note 11 – Retirement Plans

We have an unfunded supplemental executive retirement plan covering our directors, officers, and other key members of management. We purchase life insurance policies on each of the participants to provide for future liabilities. Subject to certain vesting requirements, the plan provides for a benefit based on the final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. As of March 31, 2004, approximately $117,000 of contributions have been made to this plan. We presently anticipate contributing a total of $480,000 to this retirement plan for 2004.

(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Service cost	$150	$133
Interest cost	206	223
Net amortization	19	19

Net periodic pension cost	$375	$375

Note 12 – Stock-Based Compensation

The company accounts for its stock option plans under the recognition and measurement principles (the “intrinsic value” method) of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. If we had elected to recognize stock-based compensation expense based on the fair value of options granted as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation”, net income and earnings per share would have been reduced to the proforma amounts indicated below.

(Thousands of dollars, except earnings per share data)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Reported net income	$13,667	$22,266
Stock-based compensation expense included in reported net income, net of tax	—	—
Stock-based compensation expense determined under fair value method for all awards, net of tax	(711)	(530)

Proforma net income	$12,956	$21,736

Earnings per share:
Basic – as reported	$0.51	$0.84
Basic – proforma	$0.49	$0.82
Diluted – as reported	$0.51	$0.83
Diluted – proforma	$0.48	$0.81

Note 13 – Contingencies

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

For additional information concerning contingencies, risks and uncertainties, please see Note 6 – “Risk Management”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
(Thousands of dollars, except for share amounts)
(Unaudited)

Selected data for the three months ended March 31,	2004	2003
Net sales	$234,191	$211,492
Gross profit	24,571	37,408
Percentage of net sales	10.5%	17.7%
Operating income	$18,689	$31,623
Percentage of net sales	8.0%	15.0%
Net income	$13,667	$22,266
Percentage of net sales	5.8%	10.5%
Diluted earnings per share	$0.51	$0.83

In the first quarter of 2004, we set new first quarter records for unit shipments and net sales. Wheel sales, excluding project development revenues, increased $22.1 million, or 10.9 percent, to $224.5 million from $202.3 million in the first quarter a year ago, as wheel shipments increased by 10.2 percent and the average selling price was virtually unchanged from a year ago. Although the average selling price was virtually unchanged compared to a year ago, the pass-through price of aluminum increased the average selling price by three percent and price discounts to our customers decreased the average selling price by a similar percentage. Likewise, an increase in the average selling price caused by the continuing shift in mix to larger wheels offset a similar decrease caused by the reduced demand in the current period for chrome plated and polished specialty wheels. The balance of our net sales is represented by suspension component revenues of $6.0 million in 2004, compared to $3.5 million a year ago.

The 10.2 percent increase in aluminum wheel shipments for the first quarter compares favorably to a 4.9 percent decrease in the total North American production of light trucks and passenger cars for the first quarter 2004, according to Automotive News, an industry publication, indicating further market share gains. According to the latest annual data available in another auto industry publication, Ward’s Automotive Yearbook 2002, aluminum wheel installation rates on model year 2002 light trucks and passenger cars in the U.S. rose to 61 percent from 57 percent for the model year 2001. Shipments to Ford Motor Company and General Motors Corporation totaled 84.2 percent of total OEM unit shipments in the current quarter, compared to 85.9 percent a year ago. The balance of our 2004 unit shipments to our international customers and to DaimlerChrysler were 9.4 percent and 6.4 percent, respectively, compared to 8.4 percent and 5.7 percent, respectively, in 2003.

Consolidated gross profit decreased $12.8 million for the quarter to $24.6 million, or 10.5 percent of net sales, compared to $37.4 million, or 17.7 percent of net sales, for the same period a year ago. The principal factors impacting our gross profit were continued global pricing pressures from our customers, decreases in demand for high-volume, high-profit specialty wheels and additional development expenses related to new wheel and suspension component opportunities. Gross profit was also impacted by continued operating issues and inefficiencies at several of our recently expanded wheel plants, and by the operating loss of the aluminum suspension component business, which increased by $0.4 million to $1.8 million in the current quarter.

Pricing pressures have intensified as suppliers in Asia, Eastern Europe and other areas of the world enter the market and competitors become more aggressive in their efforts to fill available plant capacity. While we have ongoing programs to reduce costs through process automation and identification of industry best practices and, in the past, have been successful in substantially mitigating these pricing pressures, it is becoming increasingly difficult to do so without impacting our operating margins. In order to increase our operating margins from our current operating levels, we will continue to aggressively implement cost savings strategies to meet customer pricing expectations and industry-wide competition. However, the impact of these strategies on our future financial position and results of operations will initially be negative, the extent of which cannot be predicted, and we may not be able to implement sufficient cost savings strategies to return to our historical operating margins.

Selling, general and administrative expenses for the first quarter of 2004 were $5.9 million, or 2.5 percent of net sales, compared to $5.8 million in 2003, or 2.7 percent of net sales.

The resulting consolidated operating income for the first quarter decreased $12.9 million, or 40.9 percent, to $18.7 million from $31.6 million in the same period a year ago. Accordingly, the operating income margin for the first quarter of 2004 was 8.0 percent of net sales compared to 15.0 percent of net sales for the same period in 2003.

Equity earnings of joint ventures is represented principally by our share of the equity earnings of our 50 percent owned joint venture in Hungary, or $2.2 million in the first quarter of 2004 compared to $1.9 million in 2003. The improvement in profitability was due principally to an increase in the foreign exchange rate of the Euro to the U.S. dollar in the current period. Interest income for the first quarter decreased to $0.6 million from $0.9 million a year ago, due primarily to a decrease in the average interest rate on cash invested.

The effective tax rate decreased to 34.5 percent in the first quarter 2004 from 35.0 percent in 2003, due principally to a more favorable relationship of projected federal and other tax credits to the projected lower pretax income in 2004.

As a result of the above, net income for the quarter decreased 38.6 percent, or $8.6 million, to $13.7 million, or 5.8 percent of net sales, from $22.3 million, or 10.5 percent of net sales last year. Diluted earnings per share for the first quarter of 2004 was $0.51, a decrease of 38.6 percent from the $0.83 per diluted share in the same period a year ago.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities decreased $18.6 million to $8.3 million for the three months ended March 31, 2004, compared to $26.9 million for the same period a year ago, due principally to the $8.6 million decrease in net income, and the net unfavorable change in working capital requirements of $14.0 million, offsetting a net favorable change in non-cash items of $4.1 million. The change in working capital requirements was due principally to increases in accounts receivable and inventories of $7.3 million and $11.4 million, respectively, offsetting an increase in accounts payable of $5.4 million. The working capital requirements in the current quarter were higher than in the same period a year ago, due to increased sales and estimated customer releases for the subsequent period.

The principal investing activities during the three months ended March 31, 2004 were funding $15.2 million of capital expenditures and acquiring $5.1 million in short-term investments. Similar investing activities during the same period a year ago included funding $23.5 million of capital expenditures and acquiring $26.2 million of short-term investments, which were offset by the $59.3 million in proceeds from the sale of short-term investments. Of the $8.3 million decrease in capital expenditures, $7.1 million was due to the completed expansion of three of our wheel facilities in late 2003 and $6.8 million was for additional equipment in our second wheel plant in Chihuahua, Mexico, purchased in 2003, all of which offset $5.6 million in additional equipment for our aluminum components business and ongoing improvements to our other facilities.

Financing activities during the three months ended March 31, 2004 included the payment of cash dividends on our common stock totaling $3.7 million and the purchase of company common stock for $3.7 million. Similar financing activities during the same period a year ago were cash dividend payments of $3.3 million and purchases of our common stock of $3.0 million, which offset the $4.3 million in proceeds from the exercise of company stock options.

Working capital and the current ratio were $303.6 million and 3.8:1 versus $304.9 million and 4.6:1 at March 31, 2004 and December 31, 2003, respectively. Cash and short-term investments as of March 31, 2004 were $142.7 million compared to $156.8 million at December 31, 2003. Our cash position is forecasted to be more than sufficient to fund our working capital and capital investment requirements for the foreseeable future.

Critical Accounting Policies

We identified the most critical accounting policies upon which our financial position, results of operations and cash flows depend, as being those policies that involve the most complex or subjective decisions or assessments used in the preparation of our financial statements. These accounting policies, which are related to risk management, revenue recognition, asset valuation and income taxes, are stated in our 2003 Annual Report on Form 10-K filed with the SEC. Users of financial information produced for interim periods in 2004 are encouraged to read this Form 10-Q in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and notes to consolidated financial statements included in our 2003 Annual Report on Form 10-K.

New Accounting Standards

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other FASB projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of this new accounting standard did not have a material effect on our consolidated financial statements.

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

We have foreign operations in Mexico and Hungary that, on occasion, require the transfer of funds denominated in their respective functional currencies — the Mexican Peso and the Euro. The value of the Mexican Peso experienced a 7 percent decrease in relation to the U.S. dollar in 2003, and the value of the Euro experienced a 19 percent increase versus the U.S. dollar.

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At March 31, 2004, we held open foreign currency Euro forward contracts totaling $30.9 million, with an unrealized gain of $2.0 million. At December 31, 2003, we held open foreign currency Euro forward contracts totaling $20.8 million, with an unrealized gain of $2.9 million. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gains and losses by a similar percentage of the current market value.

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas and nickel over the next three years. The contract value and fair market value of these purchase commitments, principally natural gas, approximated $37 million and $41 million, respectively, at March 31, 2004. Percentage changes in the market prices of natural gas and nickel will impact the fair values by a similar percentage. We do not hold or purchase any natural gas or nickel forward contracts for trading purposes.

Inflation

Inflation did not have a material impact on our results of operations or financial condition for the first quarter of 2004.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We may from time to time make written or oral statements that are “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (“Exchange Act”), as amended, including statements contained in this report and other filings with the SEC and reports and other public statements to our shareholders. These statements may, for example, express expectations or projections about future actions or results that we may anticipate but, due to developments beyond our control, do not materialize. Actual results could differ materially because of issues and uncertainties such as those listed below, which, among others, should be considered in evaluating our financial outlook. We assume no obligation to update publicly any forward-looking statements.

•	Global Pricing. We continue to experience increased competition in our domestic and international markets. In addition, due to the fact that some initial wheels are being shipped to the U.S. from Asia, many of our competitors have excess capacity and, because of their financial condition, are placing intense pricing pressure in our market place. These competitive pressures are expected to continue and may result in decreased sales volumes and further unit price reductions, resulting in lower revenues, gross profit and operating income.

•	Future Capacity Expansions. Our plans to add capacity through the addition of new plant locations or by expanding our current plants may cause unexpected operating issues and inefficiencies that will negatively impact our operating margins. Certain factors are beyond our control, such as construction and equipment delivery delays, due to inclement weather conditions, vendor production problems, and other unforeseen circumstances. These types of circumstances may cause us to reallocate the manufacture of our products to other plants in order to meet our customers’ requirements, which may cause additional inefficiencies.

•	Multi-Year Supply Agreements with Key Customers. Ford and GM were our only customers accounting for more than 10 percent of consolidated net sales in 2003. GM and Ford together represented approximately 85 percent of our annual sales in 2003 and 87 percent of total sales in 2002. The loss of all or a substantial portion of our sales to either or both of these two customers would have a significant adverse impact on our financial results (unless the lost volume could be replaced). However, we believe this risk is offset in short-term periods due to long-term relationships with both, including multi-year supply arrangements. In addition, these arrangements, which are for more than 175 different wheel programs, as of December 31, 2003, with various divisions of these two customers, expire on differing dates.

•	Decline in Production of Passenger Cars and Light Trucks. A significant decline in the production of passenger cars and/or light trucks by automobile manufacturers would adversely affect our revenue and if such decline continues for a sustained period, would have a significant adverse impact on our financial results.

•	New Component Products. We have made a significant investment in research, development and marketing for the automotive suspension and underbody components business. Significant revenues from these investments may not be achieved for a number of years, if at all. The future success of this business is highly dependent on our ability to obtain additional contract awards, which in part depends on industry conversion to lighter aluminum components.

•	Litigation. We are subject to a variety of claims and lawsuits, including product liability and other matters. While we believe that none of the litigation matters in which we are currently involved will have a material impact on our financial position or results of operations, due to the inherent uncertainty of litigation, one or more of these matters could be resolved in a manner that would ultimately have a material impact on our financial condition, and could negatively impact our revenues, operating margins and net income.

•	International Operations. We manufacture our products in Mexico and Hungary and sell our products throughout the world. Unfavorable changes in foreign cost structures, trade protection laws, policies and other regulatory requirements affecting trade and investments, social, political, labor, or economic conditions in a specific country or region, including foreign exchange rates, difficulties in staffing and managing foreign operations and foreign tax consequences, among other factors, could have a negative effect on our business and results of operations.

•	Other. Other issues and uncertainties include:

•	Changes in U.S., global or regional economic conditions, currency exchange rates, war or significant terrorist acts, or political instability in major markets, all of which may affect automobile sales, which in turn could cause our customers to cancel orders, as has happened in the past;

•	Periodic or sustained shortages of natural gas and other energy sources that may impact our performance and profitability;

•	Changes in commodity prices of the materials used in our products, or substantial increases in material costs that may impact the demand for aluminum wheels;

•	Changes in the laws, regulations, policies, or other activities of governments, agencies, and similar organizations where such actions may affect our ability to produce products at a competitive price;

•	Adverse weather conditions or natural disasters, such as earthquakes, tornadoes and hurricanes, which may, among other things, impair production at our manufacturing facilities;

•	Our ability to attract or retain key employees to operate our manufacturing facilities and corporate office;

•	Success of our strategic and operating plans to properly direct the company, including obtaining new contracts for our suspension and underbody components business; and,

•	International, political and military developments that may affect automobile production and sales.

This list of factors that may affect future performance and the accuracy of forward-looking statements is by no means complete. Additional factors that may affect future performance and the accuracy of forward-looking statements are contained in this Quarterly Report on Form 10-Q and other reports filed with the SEC. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2. Managements’ Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management”.

Item 4. Controls and Procedures

The company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, the CEO and CFO concluded that, as of March 31, 2004, the company’s disclosure controls and procedures were: (1) designed to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On March 17, 2000, the Board of Directors authorized the repurchase of 4,000,000 shares of the company’s common stock as part of the 2000 Stock Repurchase Plan. Below is a table of stock repurchases during the first quarter of 2004 under the 2000 Stock Repurchase Plan:

					Cumulative	Number
			Total Number	Average	Number of	of Shares
			of Shares	Price Paid	Shares	Remaining
Period			Purchased	per Share	Purchased	To Purchase
December 29th	-	January 25th	—	$—	598,705	3,401,295
January 26th	-	February 22nd	49,000	$35.53	647,705	3,352,295
February 23rd	-	March 28th	54,600	$35.00	702,305	3,297,695

Total			103,600	$35.25	702,305	3,297,695

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

10.1	Employment Agreement dated January 1, 2004 between Steven J. Borick and the Registrant.

31.1	Certification of Louis L. Borick, Chief Executive Officer and Chairman of the Board, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of R. Jeffery Ornstein, Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certifications of Louis L. Borick, Chief Executive Officer and Chairman of the Board, and R. Jeffery Ornstein, Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K:

The company filed a Current Report on Form 8-K on February 13, 2004 that included:

•	A press release issued on February 6, 2004, announcing the company’s financial results for the fiscal quarter and year ended December 31, 2003; and

•	A transcript of the company’s earnings conference call held on February 6, 2004, regarding its financial results of operations for the fiscal quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date May 7, 2004	/s/ Louis L. Borick
Louis L. Borick
Chairman of the Board and Chief Executive Officer

Date May 7, 2004	/s/ R. Jeffrey Ornstein
R. Jeffrey Ornstein
Vice President and Chief Financial Officer