Form 10-Q
period 2004-06-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2004-08-09
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission file number 1-6615

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization) 7800 Woodley Avenue, Van Nuys, California (Address of Principal Executive Offices)	95-2594729 (IRS Employer Identification No.) 91406 (Zip Code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class of Common Stock	Shares Outstanding at July 30, 2004
$0.50 Par Value	26,631,141

PART I — FINANCIAL INFORMATION

Item. 1 Financial Statements

Superior Industries International, Inc.
Consolidated Condensed Statements of Income
(Thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
NET SALES	$233,735	$210,787	$467,926	$422,279
Cost of sales	210,424	181,920	420,044	356,004

GROSS PROFIT	23,311	28,867	47,882	66,275
Selling, general and administrative expenses	5,998	5,666	11,880	11,451

INCOME FROM OPERATIONS	17,313	23,201	36,002	54,824
Equity in earnings of joint ventures	2,554	2,765	4,737	4,699
Interest income, net	547	729	1,138	1,641
Other income (expense), net	326	500	(272)	287

INCOME BEFORE INCOME TAXES	20,740	27,195	41,605	61,451
Income taxes	7,156	9,518	14,354	21,508

NET INCOME	$13,584	$17,677	$27,251	$39,943

EARNINGS PER SHARE — BASIC	$0.51	$0.66	$1.02	$1.50

EARNINGS PER SHARE — DILUTED	$0.51	$0.66	$1.01	$1.48

DIVIDENDS DECLARED PER SHARE	$0.1550	$0.1375	$0.2925	$0.2625

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Balance Sheets
(Thousands of dollars, except per share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$133,928	$156,847
Short-term investments	20,000	—
Accounts receivable, net	155,578	147,579
Inventories, net	91,302	68,228
Deferred income taxes	3,616	3,616
Prepaid expenses	7,648	12,240

Total current assets	412,072	388,510
Property, plant and equipment, net	276,224	261,733
Investments	50,676	45,503
Other assets	8,852	7,459

Total assets	$747,824	$703,205

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,880	$30,398
Accrued expenses	49,551	38,534
Income taxes payable	14,894	14,689

Total current liabilities	114,325	83,621
Long-term liabilities	15,514	15,024
Deferred income taxes	11,576	12,354
Commitments and contingent liabilities (see Note 13)	—	—
Shareholders’ equity
Preferred stock, $25.00 par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, $0.50 par value
Authorized - 100,000,000 shares
Issued and outstanding - 26,628,141 shares (26,768,666 shares at December 31, 2003)	13,314	13,384
Additional paid-in-capital	23,499	28,431
Accumulated other comprehensive loss	(26,563)	(26,311)
Retained earnings	596,159	576,702

Total shareholders’ equity	606,409	592,206

Total liabilities and shareholders’ equity	$747,824	$703,205

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Statements of Cash Flow
(Thousands of dollars)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
NET CASH PROVIDED BY OPERATING ACTIVITIES	$45,326	$47,370
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(35,274)	(43,714)
Purchases of marketable securities	(40,691)	(26,276)
Proceeds from sales of marketable securities	20,072	84,899
Proceeds from sales of fixed assets	—	48

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(55,893)	14,957

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(7,350)	(6,656)
Repurchases of common stock	(5,246)	(3,963)
Stock options exercised	244	4,956

NET CASH (USED IN) FINANCING ACTIVITIES	(12,352)	(5,663)

Net (decrease) increase in cash and cash equivalents	(22,919)	56,664
Cash and cash equivalents at the beginning of the period	156,847	96,145

Cash and cash equivalents at the end of the period	$133,928	$152,809

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Statement of Shareholders’ Equity
(Thousands of dollars, except per share data)
(Unaudited)

				Accumulated
	Common Stock			Other
	Number of		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
BALANCE AT DECEMBER 31, 2003	26,768,666	$13,384	$28,431	$(26,311)	$576,702	$592,206
Comprehensive Income:
Net income	—	—	—	—	27,251	27,251
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	249	—	249
Unrealized gain (loss) on:
Forward foreign currency contracts	—	—	—	(368)	—	(368)
Marketable securities	—	—	—	(67)	—	(67)
Other intangible assets	—	—	—	(66)		(66)
Other comprehensive income	—	—	—	—	—	26,999
Stock options exercised, including related tax benefit	9,675	5	239	—	—	244
Repurchases of common stock	(150,200)	(75)	(5,171)	—	—	(5,246)
Cash dividends declared ($0.2925 per share)	—	—	—	—	(7,794)	(7,794)

BALANCE AT JUNE 30, 2004	26,628,141	$13,314	$23,499	$(26,563)	$596,159	$606,409

See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
June 30, 2004
(Unaudited)

Note 1 — Nature of Operations

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

We are also building our position in the growing market for aluminum suspension and related underbody components to complement our OEM aluminum wheel business. We acquired a dedicated manufacturing facility in Heber Springs, Arkansas, in 1999 to accommodate our aluminum components manufacturing operations, which we expanded to accommodate the potential sales volume of the components business. We have won contracts that are expected to average $37 million in annual revenues for 2004 — 2006 to manufacture numerous suspension and underbody components, including upper and lower control arm bracket assemblies, suspension brackets and knuckles. The future success of this business is highly dependent on our ability to obtain additional contract awards, which in part, depends on industry conversion to the lighter aluminum components.

Ford and GM together represented approximately 83 percent of our total sales through the first six months of 2004 and 85 percent of annual sales in 2003. Although the loss of all or a substantial portion of our sales to either or both of these two customers would have a significant adverse impact on our financial results (unless the lost volume could be replaced), we believe this risk is offset by long-term relationships with both, including multi-year contractual arrangements. However, intense global competitive pricing pressure makes it increasingly more difficult to maintain these contractual arrangements. Although the ultimate outcome of these pricing pressures is not known at this time, we expect this trend to continue into the future. We also manufacture aluminum wheels for DaimlerChrysler, Audi, BMW, Isuzu, Jaguar, Land Rover, Mazda, MG Rover, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen.

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

In our opinion, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the SEC’s requirements of Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of i) the consolidated condensed statements of income for the three and six months ended June 30, 2004 and 2003, ii) the consolidated condensed balance sheet at June 30, 2004, iii) the consolidated condensed statements of cash flows for the six months ended June 30, 2004 and 2003, and iv) the consolidated condensed statement of shareholders’ equity for the six months ended June 30, 2004.

Note 3 — New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which was originally effective on July 1, 2003. In December 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to March 31, 2004 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. We have completed our evaluation of the provisions of FIN 46 and we do not have any significant interests in variable interest entities. The adoption of this new accounting standard did not have a material effect on our condensed consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other FASB projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of this new accounting standard did not have a material effect on our condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after November 5, 2003. The adoption of this new accounting standard did not have a material effect on our condensed consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions”, No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The new disclosures are generally effective for 2003 calendar year-end financial statements of public companies, with a delayed effective date for certain disclosures, for foreign plans, and for non-public entities. The adoption of this new accounting standard did not have a material effect on our condensed consolidated financial statements.

Note 4 — Revenue Recognition

Sales of products and any related costs are recognized when title transfers to the purchaser, generally upon shipment. Project development revenues for wheel development and initial tooling that are reimbursed by our customers are recognized as such related costs and expenses are incurred and recoverability is probable, generally upon receipt of a customer purchase order.

Note 5 — Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period of 26,634,000 and 26,665,000 for the three months ended June 30, 2004 and 2003, respectively, and 26,684,000 and 26,631,000 for the six months ended June 30, 2004 and 2003, respectively. For purposes of calculating diluted earnings per share, net income is divided by the total of the weighted average shares outstanding plus the dilutive effect of our outstanding stock options under the treasury stock method (“common stock equivalents”) of 172,000 and 321,000 for the three months ended June 30, 2004 and 2003, respectively, and 224,000 and 340,000 for the six months ended June 30, 2004 and 2003, respectively. Accordingly, the total weighted average shares outstanding plus common stock equivalents used for calculating diluted earnings per share was 26,806,000 and 26,986,000 for the three months ended June 30, 2004 and 2003, respectively, and 26,908,000 and 26,971,000 for the six months ended June 30, 2004 and 2003, respectively.

Note 6 — Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products and to the development of new products, such as our aluminum suspension and related underbody components.

We have foreign operations in Mexico and Hungary that, on occasion, require the transfer of funds denominated in their respective functional currencies — the Mexican Peso and the Euro. The value of the Mexican Peso experienced a 7 percent decrease in relation to the U.S. dollar in 2003, and the value of the Euro experienced a 19 percent increase versus the U.S. dollar.

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At June 30, 2004, we held open foreign currency Euro forward contracts totaling $29.2 million, with an unrealized gain of $2.3 million. At December 31, 2003, we held open foreign currency Euro forward contracts totaling $20.8 million, with an unrealized gain of $2.9 million. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gains and losses by a similar percentage of the current market value.

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas and nickel over the next three years. The contract value and fair market value of these purchase commitments, principally natural gas, approximated $35 million and $40 million, respectively, at June 30, 2004. Percentage changes in the market prices of natural gas and nickel will impact the fair values by a similar percentage. We do not hold or purchase any natural gas or nickel forward contracts for trading purposes.

Note 7 — Financial Presentation

Certain prior year amounts have been reclassified to conform to the 2004 financial statement presentation.

Note 8 — Accounts Receivable
(Thousands of dollars)

	June 30,	December 31,
	2004	2003
	(Unaudited)
Trade receivables	$142,311	$128,566
Project development	9,406	12,599
Unrealized gain on forward foreign currency contracts	2,291	2,874
Due from joint ventures	303	143
Other receivables	1,826	3,956

	156,137	148,138
Allowance for doubtful accounts	(559)	(559)

	$155,578	$147,579

Note 9 — Inventories
(Thousands of dollars)

	June 30,	December 31,
	2004	2003
	(Unaudited)
Raw materials	$24,938	$19,472
Work in process	21,230	15,768
Finished goods	45,134	32,988

	$91,302	$68,228

Inventories, which include material, labor and factory overhead, are stated at the lower of cost or market, using the first-in, first-out (FIFO) method of valuation.

Note 10 — Property, Plant and Equipment
(Thousands of dollars)

	June 30,	December 31,
	2004	2003
	(Unaudited)
Land and buildings	$77,453	$76,601
Machinery and equipment	449,664	437,771
Leasehold improvements and others	11,479	10,443
Construction in progress	38,575	29,632

	577,171	554,447
Accumulated depreciation	(300,947)	(292,714)

	$276,224	$261,733

Depreciation expense was $9.1 million and $7.9 million for the three months ended June 30, 2004 and 2003, respectively, and $18.8 million and $15.5 million for the six months ended June 30, 2004 and 2003, respectively.

Note 11 — Retirement Plans

We have an unfunded supplemental executive retirement plan covering our directors, officers, and other key members of management. We purchase life insurance policies on each of the participants to provide for future liabilities. Subject to certain vesting requirements, the plan provides for a benefit based on the final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. For the six months ended June 30, 2004, approximately $237,000 of contributions have been made to this plan. We presently anticipate contributing a total of $477,000 to this retirement plan for 2004.

(Thousands of dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$150	$133	$301	$266
Interest cost	206	223	412	446
Net amortization	19	19	37	38

Net periodic pension cost	$375	$375	$750	$750

Note 12 — Stock-Based Compensation

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

(Thousands of dollars, except earnings per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Reported net income	$13,584	$17,677	$27,251	$39,943
Stock-based compensation expense included in reported net income, net of tax	—	—	—	—
Stock-based compensation expense determined under fair value method for all awards, net of tax	(739)	(530)	(1,450)	(1,060)

Proforma net income	$12,845	$17,147	$25,801	$38,883

Earnings per share:
Basic — as reported	$0.51	$0.66	$1.02	$1.50
Basic — proforma	$0.48	$0.64	$0.97	$1.46
Diluted — as reported	$0.51	$0.66	$1.01	$1.48
Diluted — proforma	$0.48	$0.64	$0.96	$1.44

Note 13 — Contingencies

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

For additional information concerning contingencies, risks and uncertainties, please see Note 6 — “Risk Management”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
(Thousands of dollars, except for share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Selected data for:	2004	2003	2004	2003
Net sales	$233,735	$210,787	$467,926	$422,279
Gross profit	$23,311	$28,867	$47,882	$66,275
Percentage of net sales	10.0%	13.7%	10.2%	15.7%
Income from operations	$17,313	$23,201	$36,002	$54,824
Percentage of net sales	7.4%	11.0%	7.7%	13.0%
Net income	$13,584	$17,677	$27,251	$39,943
Percentage of net sales	5.8%	8.4%	5.8%	9.5%
Diluted earnings per share	$0.51	$0.66	$1.01	$1.48

In the second quarter of 2004, we set new second quarter records for unit shipments and net sales. Wheel sales increased $19.8 million, or 9.5 percent, to $228.1 million from $208.3 million in the second quarter a year ago, as wheel shipments increased by 3.6 percent and the average selling price increased 6.6 percent from a year ago. The increase in the average selling price was the result of an increase in the pass-through price of aluminum and the shift in mix to larger size wheels of which increased the average selling price by approximately 12.9 percent, partially offset as reduced demand in the current period for chrome plated and polished specialty wheels and price discounts to our customers decreased the average selling price by approximately 6.3 percent. The balance of our net sales for the quarter consists of suspension component revenues of $5.6 million in 2004, compared to $2.4 million a year ago.

Our consolidated net sales for the first six months of 2004 increased $45.6 million, or 10.8 percent, to $467.9 million from $422.3 million for the same period last year. Wheel sales increased $40.0 million, or 9.6 percent, to $456.3 million from the $416.3 million in 2003, as wheel shipments increased by 6.8 percent and the average selling price increased 3.5 percent from a year ago. The increase in the average selling price was due to an increase in the pass-through price of aluminum and the shift in mix to larger size wheels which totaled approximately 11.6 percent, while reduced demand in the current period for chrome plated and polished specialty wheels and price discounts to our customers decreased the average selling price by approximately 8.1 percent. The balance of our net sales for the first six months is represented by suspension component revenues of $11.6 million in 2004, compared to $6.0 million a year ago.

The 3.6 percent increase in our aluminum wheel shipments for the second quarter compares favorably to the 2.4 percent decrease in the total North American production of light trucks and passenger cars for the second quarter 2004, according to Automotive News, an industry publication, indicating further market share gains. According to the latest annual data available in another auto industry publication, Ward’s Automotive Yearbook 2002, aluminum wheel installation rates on model year 2002 light trucks and passenger cars in the U.S. rose to 61 percent from 57 percent for the model year 2001. Shipments to Ford Motor Company and General Motors Corporation totaled 82.4 percent of total OEM unit shipments in the current quarter, compared to 83.1 percent a year ago. The balance of our 2004 second quarter unit shipments to our international customers and to DaimlerChrysler were 10.4 percent and 7.2 percent, respectively, compared to 10.2 percent and 6.7 percent, respectively, in 2003.

Consolidated gross profit decreased $5.6 million for the quarter to $23.3 million, or 10.0 percent of net sales, compared to $28.9 million, or 13.7 percent of net sales, for the same period a year ago. Consolidated gross profit for the first six months decreased $18.4 million, or 27.8 percent, to $47.9 million, or 10.2 percent of net sales, from $66.3 million, or 15.7 percent of net sales, for the same period last year. The principal factors impacting our gross profit were continued global pricing pressures from our customers, decreases in demand for high-volume, high-profit specialty wheels and additional developmental expenses related to new wheel and suspension component opportunities. In addition, gross profit of several of our recently expanded wheel plants was impacted negatively by inefficiencies caused by equipment installation and rearrangement and quality control issues. The operating loss of the aluminum suspension component business was $2.4 million in the current quarter compared to $2.7 million a year ago. For the first six months of 2004 the operating loss of the aluminum suspension component business was $5.3 million compared to a $5.2 million operating loss last year.

Pricing pressures have intensified as suppliers in Asia, Eastern Europe and other areas of the world enter our market and competitors become more aggressive in their efforts to fill available plant capacity. While we have ongoing programs to reduce costs through process automation and identification of industry best practices and have been successful in substantially mitigating these pricing pressures, it is becoming increasingly difficult to do so without impacting our operating margins. In order to increase our operating margins from our current operating levels, we will continue to aggressively implement cost savings strategies to meet customer pricing expectations and industry-wide competition. However, the impact of these strategies on our future financial position and results of operations will initially be negative, the extent of which cannot be predicted, and we may not be able to implement sufficient cost savings strategies to return to our historical operating margins.

Selling, general and administrative expenses for the second quarter of 2004 were $6.0 million, or 2.6 percent of net sales, compared to $5.7 million in 2003, or 2.7 percent of net sales. For the first six months of 2004, selling, general and administrative expenses were $11.9 million, or 2.5 percent of sales, compared to $11.5 million, or 2.7 percent of net sales, a year ago. The increases in both three-month and six-month periods of 2004 over the same periods a year ago were due principally to higher costs incurred for worker’s compensation, medical claims, travel and professional fees related to compliance with the Sarbanes-Oxley Act of 2002. These increases were partially offset by a reduction in incentive compensation expense, which is based upon a percentage of income before taxes.

The resulting consolidated income from operations for the second quarter decreased $5.9 million, or 25.4 percent, to $17.3 million from $23.2 million in the same period a year ago. Accordingly, the operating income margin for the second quarter of 2004 was 7.4 percent of net sales compared to 11.0 percent of net sales for the same period in 2003. Consolidated income from operations for the first six months of 2004 was $36.0 million, or 7.7 percent of net sales, compared to $54.8 million, or 13.0 percent of net sales, for the same period a year ago.

Equity earnings of joint ventures, represented principally by our share of the equity earnings of our 50 percent owned joint venture in Hungary, were $2.6 million in the second quarter of 2004 compared to $2.8 million in the second quarter of 2003 and $4.7 million for each of the first six months of 2004 and 2003. Interest income for the second quarter of 2004 decreased to $0.5 million from $0.7 million a year ago. Interest income for the first six months of 2004 decreased $0.5 million, or 30.7 percent, to $1.1 million from $1.6 million a year ago. The decrease in interest income in both periods was due to a decrease in the average interest rate on cash invested.

The effective tax rate decreased to 34.5 percent in 2004 from 35.0 percent in 2003, due principally to a more favorable relationship of projected federal and other tax credits to the projected lower pretax income in 2004.

As a result of the above, our net income for the second quarter decreased 23.2 percent, or $4.1 million, to $13.6 million, or 5.8 percent of net sales, from $17.7 million, or 8.4 percent of net sales last year. Diluted earnings per share for the second quarter of 2004 was $0.51, a decrease of 22.7 percent from the $0.66 per diluted share in the same period a year ago.

Net income for the first six months decreased 31.8 percent, or $12.7 million, to $27.3 million, or 5.8 percent of net sales, from $39.9 million, or 9.5 percent of net sales last year. Diluted earnings per share for the first six months of 2004 was $1.01, a decrease of 31.8 percent from the $1.48 per diluted share in the same period a year ago.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities decreased $2.1 million to $45.3 million for the six months ended June 30, 2004, compared to $47.4 million for the same period a year ago, due principally to the $12.7 million decrease in net income offsetting a net favorable change in working capital requirements of $10.3 million. The changes in accounts receivable and prepaid expenses during the current period were favorable by $20.1 million and $3.1 million, respectively. The accounts receivable change was due to the timing of payments by a major customer. The changes in current liabilities were also favorable in the current period — accounts payable by $10.0 million, as capital expenditures were lower; accrued expenses by $6.4 million, as accruals for medical, workers’ compensation and plant maintenance were higher; and income taxes payable by $3.3 million, due to the projected lower level of pretax income. All of these favorable changes in working capital offset the unfavorable change in inventories of $32.6 million, due to the planned inventory build-up prior to the scheduled July plant shutdowns, projected customer requirements and, to a lesser extent, the higher cost of aluminum in the current period. Other items impacting net cash provided by operating activities were depreciation and amortization, which increased by $3.2 million, due to the level of plant expansions in the prior year, offset by a $3.4 million unfavorable change in other assets compared to the prior year. During 2003, our joint venture in Hungary prepaid $3.4 million of advances of that amount which were made in prior years for a plant expansion.

Our principal investing activities during the six months ended June 30, 2004 were funding $35.3 million of capital expenditures and acquiring $40.7 million in short-term investments, which were offset by the $20.1 million in proceeds from the sales of short-term investments. Similar investing activities during the same period a year ago included funding $43.7 million of capital expenditures and acquiring $26.3 million of short-term investments, which were offset by the $84.9 million in proceeds from the sale of short-term investments. Of the $8.4 million decrease in capital expenditures, $13.1 million was due to the completed expansion of three of our wheel facilities in late 2003, which was partially offset by $4.7 million in additional equipment for our aluminum components business and ongoing improvements to our other facilities.

Financing activities during the six months ended June 30, 2004 included the payment of cash dividends on our common stock totaling $7.4 million and the repurchase of company common stock for $5.2 million. Similar financing activities during the same period a year ago were cash dividend payments of $6.7 million and purchases of the company’s common stock of $4.0 million, which offset the $5.0 million in proceeds from the exercise of the company’s stock options.

Working capital and the current ratio were $297.7 million and 3.6:1, respectively, at June 30, 2004 compared to $304.9 million and 4.6:1, respectively, at December 31, 2003. Cash and short-term investments as of June 30, 2004 were $153.9 million compared to $156.8 million at December 31, 2003. Our cash position is forecasted to be more than sufficient to fund our working capital and capital investment requirements for the foreseeable future.

Critical Accounting Policies

We identified the most critical accounting policies, upon which our financial position, results of operations and cash flows depend, as being those policies that involve the most complex or subjective decisions or assessments used in the preparation of our financial statements. These accounting policies, which are related to risk management, revenue recognition, asset valuation and income taxes, are stated in our 2003 Annual Report on Form 10-K filed with the SEC. Users of financial information produced for interim periods of 2004 are encouraged to read this Form 10-Q in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and notes to consolidated financial statements included in our 2003 Annual Report on Form 10-K.

New Accounting Standards

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which was originally effective on July 1, 2003. In December 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to March 31, 2004 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. We have completed our evaluation of the provisions of FIN 46 and we do not have any significant interests in variable interest entities. The adoption of this new accounting standard did not have a material effect on our condensed consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other FASB projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of this new accounting standard did not have a material effect on our condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after November 5, 2003. The adoption of this new accounting standard did not have a material effect on our condensed consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions”, No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The new disclosures are generally effective for 2003 calendar year-end financial statements of public companies, with a delayed effective date for certain disclosures, for foreign plans, and for non-public entities. The adoption of this new accounting standard did not have a material effect on our condensed consolidated financial statements.

Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products and to the development of new products, such as our aluminum suspension and related underbody components.

We have foreign operations in Mexico and Hungary that, on occasion, require the transfer of funds denominated in their respective functional currencies — the Mexican Peso and the Euro. The value of the Mexican Peso experienced a 7 percent decrease in relation to the U.S. dollar in 2003, and the value of the Euro experienced a 19 percent increase versus the U.S. dollar.

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At June 30, 2004, we held open foreign currency Euro forward contracts totaling $29.2 million, with an unrealized gain of $2.3 million. At December 31, 2003, we held open foreign currency Euro forward contracts totaling $20.8 million, with an unrealized gain of $2.9 million. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gains and losses by a similar percentage of the current market value.

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas and nickel over the next three years. The contract value and fair market value of these purchase commitments, principally natural gas, approximated $35 million and $40 million, respectively, at June 30, 2004. Percentage changes in the market prices of natural gas and nickel will impact the fair values by a similar percentage. We do not hold or purchase any natural gas or nickel forward contracts for trading purposes.

Inflation

Inflation did not have a material impact on our results of operations or financial condition for the first six months of 2004.

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

•	Global Pricing. We continue to experience increased competition in our domestic and international markets. In addition, due to the fact that some initial wheels are being shipped to the U.S. from Asia, many of our competitors have excess capacity and, because of their financial condition, are placing intense pricing pressure in our market place. These competitive pressures are expected to continue and may result in decreased sales volumes and further unit price reductions, resulting in lower revenues, gross profit and operating income.

•	Future Capacity Expansions. Our plans to add capacity through the addition of new plant locations or by expanding our current plants may cause unexpected operating issues and inefficiencies that will negatively impact our operating margins. Certain factors are beyond our control, such as construction and equipment delivery delays, vendor production problems, and other unforeseen circumstances. These types of circumstances may cause us to reallocate the manufacture of our products to other plants in order to meet our customers’ requirements, which may cause additional inefficiencies.

•	Multi-Year Supply Agreements with Key Customers. Ford and GM were our only customers accounting for more than 10 percent of consolidated net sales in 2003. GM and Ford together represented approximately 83 percent of our sales through the first six months of 2004 and 85 percent of our annual sales in 2003. The loss of all or a substantial portion of our sales to either, or both, of these two customers would have a significant adverse impact on our financial results (unless the lost volume could be replaced). However, we believe this risk is offset in short-term periods due to long-term relationships with various divisions of these two customers, including multi-year supply arrangements on more than 170 different wheel programs, as of June 30, 2004. In addition, these arrangements expire on differing dates.

•	Decline in Production of Passenger Cars and Light Trucks. A significant decline in the production of passenger cars and/or light trucks by automobile manufacturers would adversely affect our revenue and if such decline continued for a sustained period, would have a significant adverse impact on our financial results.

•	New Component Products. We have made a significant investment in research, development and marketing for the aluminum suspension and related underbody components business. Significant revenues from this investment may not be achieved for a number of years, if at all. The future success of this business is highly dependent on our ability to obtain additional contract awards, which in part depends on industry conversion to lighter aluminum components.

•	Litigation. We are subject to a variety of claims and lawsuits, including product liability and other matters. While we believe that none of the litigation matters in which we are currently involved will have a material impact on our financial position or results of operations, due to the inherent uncertainty of litigation, one or more of these matters could be resolved in a manner that would ultimately have a material impact on our financial condition, and could negatively impact our revenues, operating margins and net income.

•	International Operations. We manufacture our products in Mexico and Hungary and sell our products throughout the world. Unfavorable changes in foreign cost structures, trade protection laws, policies and other regulatory requirements affecting trade and investments, social, political, labor, or economic conditions in a specific country or region, including foreign exchange rates, difficulties in staffing and managing foreign operations and foreign tax consequences, among other factors, could have a negative effect on our business and results of operations.

•	Other. Other issues and uncertainties include:

•	Changes in U.S., global or regional economic conditions, currency exchange rates, war or significant terrorist acts, or political instability in major markets, all of which may affect automobile sales, which in turn could cause our customers to cancel orders, as has happened in the past;

•	Periodic or sustained shortages of natural gas and other energy sources that may impact our performance and profitability;

•	Changes in commodity prices of the materials used in our products, or substantial increases in material costs that may impact the demand for aluminum wheels;

•	Changes in the laws, regulations, policies, or other activities of governments, agencies, and similar organizations where such actions may affect our ability to produce products at a competitive price;

•	Adverse weather conditions or natural disasters, such as earthquakes, tornadoes and hurricanes, which may, among other things, impair production at our manufacturing facilities;

•	Our ability to attract or retain key employees to operate our manufacturing facilities and corporate office;

•	Success of our strategic and operating plans to properly direct the company, including obtaining new contracts for our suspension and underbody components business; and,

•	International, political and military developments that may affect automobile production and sales.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2. Managements’ Discussion and Analysis of Financial Condition and Results of Operations — “Risk Management”.

Item 4. Controls and Procedures

The company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, the CEO and CFO concluded that, as of June 30, 2004, the company’s disclosure controls and procedures were: (1) designed to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     On March 17, 2000, the Board of Directors authorized the repurchase of 4,000,000 shares of the company’s common stock as part of the 2000 Stock Repurchase Plan (the “Plan”). Below is a table of stock repurchases during the second quarter of 2004 under the Plan:

			Cumulative	Number
	Total Number	Average	Number of	of Shares
	of Shares	Price Paid	Shares	Remaining
Period	Purchased(1)	per Share	Purchased	To Purchase
March 29th — April 25th	39,000	$34.35	741,305	3,258,695
April 25th — May 23rd	7,600	$33.45	748,905	3,251,095
May 24th — June 27th	—	$—	748,905	3,251,095

Total	46,600	$34.21	748,905	3,251,095

(1)	During the period covered, the company did not repurchase any shares other than pursuant to the Plan.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 10, 2004, for the purpose of electing two Directors approving reaffirming an Incentive Bonus Plan for Louis L. Borick, Chairman and CEO and approving an Incentive Bonus Plan for Steven J. Borick, President and COO. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation. There were 26,684,141 shares of our common stock issued, outstanding and entitled to vote as of the record date, March 29, 2004. There were present at the meeting, in person or by proxy, the holders of 24,458,006 shares, representing 92% of the total shares outstanding and entitled to vote at the meeting. Accordingly, 8%, or 2,226,135 shares were not present at the meeting, in person or by proxy.

All of management’s nominees for Director as listed in the proxy statement were elected for a three-year term with the following vote:

Nominee	Shares Voted For	Shares Withheld
Sheldon I. Ausman	22,723,169	1,734,836
V. Bond Evans	22,887,592	1,570,413

The following incumbent Directors will have their terms of office expire as of the date of the Annual Meeting of Shareholders in the years indicated below:

Incumbent Director	Year
Louis L. Borick	2005
Steven J. Borick	2005
Raymond C. Brown	2005
Jack H. Parkinson	2006
Philip W. Colburn	2006
R. Jeffery Ornstein	2006

The CEO Incentive Bonus Plan was reaffirmed with the following vote:

	Shares Voted	Shares Voted		Broker
	For	Against	Abstain	Non-Vote
CEO Incentive Bonus Plan	15,652,285	5,028,097	410,688	3,366,934

The COO Incentive Bonus Plan was approved with the following vote:

	Shares Voted	Shares Voted		Broker
	For	Against	Abstain	Non-Vote
COO Incentive Bonus Plan	16,853,209	3,826,409	412,755	3,365,631

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

10.1	Executive Annual Incentive Plan, dated April 1, 2004, between Steven J. Borick and the Registrant.

10.2	Chief Executive Officer Annual Incentive Program, dated as of May 9, 1994 between Louis L. Borick and the Registrant.

31.1	Certification of Louis L. Borick, Chief Executive Officer and Chairman of the Board, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of R. Jeffery Ornstein, Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of Louis L. Borick, Chief Executive Officer and Chairman of the Board, and R. Jeffery Ornstein, Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K:

     The company filed a Current Report on Form 8-K on April 23, 2004 that included:

•	A press release issued on April 16, 2004, announcing the company’s financial results for the fiscal quarter ended March 31, 2004; and

•	A transcript of the company’s earnings conference call held on April 16, 2004, regarding the company’s financial results of operations for the fiscal quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC. (Registrant)
Date August 6, 2004	/s/ Louis L. Borick
Louis L. Borick
Chairman of the Board and Chief Executive Officer

Date August 6, 2004	/s/ R. Jeffrey Ornstein
R. Jeffrey Ornstein
Vice President and Chief Financial Officer