Form 10-Q
period 2004-09-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2004-11-05
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                    to

Commission file number 1-6615

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	95-2594729 (IRS Employer Identification No.)

7800 Woodley Avenue, Van Nuys,California (Address of Principal Executive Offices)	91406 (Zip Code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class of Common Stock	Shares Outstanding at October 29, 2004
$0.50 Par Value	26,616,191

PART I – FINANCIAL INFORMATION

Item. 1 Financial Statements

Superior Industries International, Inc.

Consolidated Condensed Statements of Income

(Thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
NET SALES	$199,328	$187,365	$667,254	$609,644
Cost of sales	187,799	167,974	607,843	523,978

GROSS PROFIT	11,529	19,391	59,411	85,666
Selling, general and administrative expenses	5,290	5,716	17,170	17,167

INCOME FROM OPERATIONS	6,239	13,675	42,241	68,499
Equity in earnings of joint ventures	1,712	1,853	6,449	6,553
Interest income, net	786	533	1,924	2,174
Other income (expense), net	(379)	441	(651)	727

INCOME BEFORE INCOME TAXES	8,358	16,502	49,963	77,953
Income taxes	2,883	5,776	17,237	27,284

NET INCOME	$5,475	$10,726	$32,726	$50,669

EARNINGS PER SHARE – BASIC	$0.21	$0.40	$1.23	$1.90

EARNINGS PER SHARE – DILUTED	$0.20	$0.40	$1.22	$1.88

DIVIDENDS DECLARED PER SHARE	$0.1550	$0.1375	$0.4475	$0.4000

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.

Consolidated Condensed Balance Sheets
(Thousands of dollars, except per share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107,733	$156,847
Short-term investments	32,900	—
Accounts receivable, net	157,394	147,579
Inventories, net	85,473	68,228
Deferred income taxes	3,616	3,616
Prepaid expenses	12,649	12,240

Total current assets	399,765	388,510
Property, plant and equipment, net	274,602	261,733
Investments	52,412	45,503
Other assets	9,691	7,459

Total assets	$736,470	$703,205

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,027	$30,398
Accrued expenses	46,249	38,534
Income taxes payable	8,362	14,689

Total current liabilities	100,638	83,621
Long-term liabilities	16,465	15,024
Deferred income taxes	12,189	12,354
Commitments and contingent liabilities (see Note 14)	—	—
Shareholders’ equity
Preferred stock, $25.00 par value
Authorized – 1,000,000 shares
Issued – none	—	—
Common stock, $0.50 par value
Authorized – 100,000,000 shares
Issued and outstanding – 26,637,241 shares
(26,768,666 shares at December 31, 2003)	13,319	13,384
Additional paid-in-capital	23,570	28,431
Accumulated other comprehensive loss	(27,213)	(26,311)
Retained earnings	597,502	576,702

Total shareholders’ equity	607,178	592,206

Total liabilities and shareholders’ equity	$736,470	$703,205

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.

Consolidated Condensed Statements of Cash Flow
(Thousands of dollars)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
NET CASH PROVIDED BY OPERATING ACTIVITIES	$45,018	$44,655
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(93,532)	(26,288)
Additions to property, plant and equipment	(44,123)	(53,466)
Proceeds from sales of marketable securities	59,928	84,899
Proceeds from sales of fixed assets	—	50

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(77,727)	5,195

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(11,479)	(10,322)
Repurchases of common stock	(6,025)	(3,963)
Stock options exercised	1,099	6,120

NET CASH (USED IN) FINANCING ACTIVITIES	(16,405)	(8,165)

Net (decrease) increase in cash and cash equivalents	(49,114)	41,685
Cash and cash equivalents at the beginning of the period	156,847	96,145

Cash and cash equivalents at the end of the period	$107,733	$137,830

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.

Consolidated Condensed Statement of Shareholders’ Equity
(Thousands of dollars, except per share data)
(Unaudited)

	Common Stock			Accumulated
				Other
	Number of		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
BALANCE AT DECEMBER 31, 2003	26,768,666	$13,384	$28,431	$(26,311)	$576,702	$592,206
Comprehensive Income:
Net income	—	—	—	—	32,726	32,726
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	(909)	—	(909)
Unrealized gain (loss) on:
Forward foreign currency contracts	—	—	—	(558)	—	(558)
Marketable securities	—	—	—	126	—	126
Other intangible assets	—	—	—	439	—	439

Other comprehensive income	—	—	—	—	—	31,824

Stock options exercised, including related tax benefit	44,375	22	1,077	—	—	1,099
Repurchases of common stock	(175,800)	(87)	(5,938)	—	—	(6,025)
Cash dividends declared ($0.4475 per share)	—	—	—	—	(11,926)	(11,926)

BALANCE AT SEPTEMBER 30, 2004	26,637,241	$13,319	$23,570	$(27,213)	$597,502	$607,178

See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements September 30, 2004
(Unaudited)

Note 1 – Nature of Operations

Headquartered in Van Nuys, California, the principal business of Superior Industries International, Inc. (referred to herein as the “company” or in the first person notation “we”, “us” and “our”) is the design and manufacture of aluminum motor vehicle parts for sale to Original Equipment Manufactures (“OEM”). We are one of the largest suppliers of cast and forged aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary. Customers in North America represent the principal market for our products, with approximately 10 percent of our products being exported to international customers or delivered to their assembly operations in the United States.

We are also building our position in the growing market for aluminum suspension and related underbody components to complement our OEM aluminum wheel business. We acquired a dedicated manufacturing facility in Heber Springs, Arkansas, in 1999 to accommodate our aluminum components manufacturing operations, which we expanded to accommodate the potential sales volume of the components business. We have won contracts that are expected to average $37 million in annual revenues for 2004 — 2006 to manufacture numerous suspension and underbody components, including upper and lower control arm bracket assemblies, suspension brackets and knuckles. The future success of this business is highly dependent on our ability to obtain additional contract awards, which in part, depends on industry conversion to the lighter aluminum components. In addition, we are required, under our licensing agreement for the CobapressTM technology, to make royalty payments based on sales of aluminum suspension components using the CobapressTM technology. To date, payments were immaterial to our results of operations and financial condition.

Ford and GM together represented approximately 82 percent of our total sales through the first nine months of 2004 and 85 percent of annual sales in 2003. Although the loss of all or a substantial portion of our sales to either or both of these two customers would have a significant adverse impact on our financial results (unless the lost volume could be replaced), we believe this risk is offset by long-term relationships with both, including multi-year contractual arrangements. However, intense global competitive pricing pressure makes it increasingly more difficult to maintain these contractual arrangements. Although the ultimate outcome of these pricing pressures is not known at this time, we expect this trend to continue into the future. We also manufacture aluminum wheels for DaimlerChrysler, Audi, BMW, Isuzu, Jaguar, Land Rover, Mazda, MG Rover, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen.

The availability and demand for aluminum wheels and components are both subject to unpredictable factors, such as changes in the general economy, the automobile industry, the price of gasoline and consumer interest rates. The raw materials used in producing our products are readily available and are obtained through numerous suppliers with whom we have established trade relations.

Note 2 – Business Segments

Our principal business is the design and manufacture of motor vehicle parts for sale to OEMs on an integrated one-segment basis. Net sales and long-lived assets by geographic area are summarized below.

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Sales
U.S.	$165,151	$156,810	$552,854	$517,457
Mexico	34,177	30,555	114,400	92,187

Consolidated Net Sales	$199,328	$187,365	$667,254	$609,644

	September 30,	December 31,
	2004	2003
Property, Plant and Equipment, net
U.S.	$207,252	$194,062
Mexico	67,350	67,671

Consolidated Property, Plant and Equipment, net	$274,602	$261,733

Note 3 – Presentation of Consolidated Condensed Financial Statements

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

Our fiscal quarters are the 13-week periods ending on the last Sunday of the calendar months March, June, September and December. The fiscal third quarter 2004 comprises the 13-week period ended on September 26, 2004. The fiscal third quarter 2003 comprises the 13-week period ended on September 28, 2003. For convenience of presentation in these consolidated condensed financial statements, all fiscal quarters are shown to end as of September 30 and all fiscal years are shown to end as of December 31.

In our opinion, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the SEC’s requirements of Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of i) the consolidated condensed statements of income for the three and nine months ended September 30, 2004 and 2003, ii) the consolidated condensed balance sheet at September 30, 2004, iii) the consolidated condensed statements of cash flows for the nine months ended September 30, 2004 and 2003, and iv) the consolidated condensed statement of shareholders’ equity for the nine months ended September 30, 2004.

Note 4 – New Accounting Standards

None.

Note 5 – Revenue Recognition

Sales of products and any related costs are recognized when title transfers to the purchaser, generally upon shipment. Project development revenues for wheel development and initial tooling that are reimbursed by our customers are recognized as such related costs and expenses are incurred and recoverability is probable, generally upon receipt of a customer purchase order. Net sales includes project development revenues of $3.2 million and $3.6 million for the three months ended September 30, 2004 and 2003, respectively, and $11.2 million and $15.2 million for the nine months ended September 30, 2004 and 2003, respectively.

Note 6 – Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period of 26,630,000 and 26,683,000 for the three months ended September 30, 2004 and 2003, respectively, and 26,666,000 and 26,649,000 for the nine months ended September 30, 2004 and

2003, respectively. For purposes of calculating diluted earnings per share, net income is divided by the total of the weighted average shares outstanding plus the dilutive effect of our outstanding stock options under the treasury stock method (“common stock equivalents”) of 123,000 and 384,000 for the three months ended September 30, 2004 and 2003, respectively, and 191,000 and 358,000 for the nine months ended September 30, 2004 and 2003, respectively. Accordingly, the total weighted average shares outstanding plus common stock equivalents used for calculating diluted earnings per share was 26,753,000 and 27,067,000 for the three months ended September 30, 2004 and 2003, respectively, and 26,857,000 and 27,007,000 for the nine months ended September 30, 2004 and 2003, respectively.

Note 7 – Risk Management

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

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At September 30, 2004, we held open foreign currency Euro forward contracts totaling $18.6 million, with an unrealized gain of $2.0 million. At December 31, 2003, we held open foreign currency Euro forward contracts totaling $20.8 million, with an unrealized gain of $2.9 million. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gains and losses by a similar percentage of the current market value.

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas and nickel over the next three years. The contract value and fair market value of these purchase commitments, principally natural gas, approximated $30.1 million and $38.3 million, respectively, at September 30, 2004. Percentage changes in the market prices of natural gas and nickel will impact the fair values by a similar percentage. We do not hold or purchase any natural gas or nickel forward contracts for trading purposes.

Note 8 – Financial Presentation

Certain prior year amounts have been reclassified to conform to the 2004 financial statement presentation.

Note 9 – Accounts Receivable
(Thousands of dollars)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Trade receivables	$145,246	$128,566
Project development receivables	9,191	12,599
Unrealized gain on forward foreign currency contracts	2,001	2,874
Due from joint ventures	402	143
Other receivables	1,116	3,956

	157,956	148,138
Allowance for doubtful accounts	(562)	(559)

	$157,394	$147,579

Note 10 — Inventories
(Thousands of dollars)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Raw materials	$21,376	$19,472
Work in process	21,660	15,768
Finished goods	42,437	32,988

	$85,473	$68,228

Inventories, which include material, labor and factory overhead, are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method of valuation.

Note 11 — Property, Plant and Equipment
(Thousands of dollars)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Land and buildings	$79,568	$76,601
Machinery and equipment	468,838	437,771
Leasehold improvements and others	11,755	10,443
Construction in progress	22,840	29,632

	583,001	554,447
Accumulated depreciation	(308,399)	(292,714)

	$274,602	$261,733

Depreciation expense was $9.8 million and $7.9 million for the three months ended September 30, 2004 and 2003, respectively, and $28.6 million and $23.4 million for the nine months ended September 30, 2004 and 2003, respectively.

Note 12 – Retirement Plans

We have an unfunded supplemental executive retirement plan covering our directors, officers, and other key members of management. We purchase life insurance policies on each of the participants to provide for future liabilities. Subject to certain vesting requirements, the plan provides for a benefit based on the final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. For the nine months ended September 30, 2004, approximately $361,000 of contributions have been made to this plan. We presently anticipate contributing a total of $494,000 to this retirement plan for 2004.

(Thousands of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost	$150	$133	$451	$399
Interest cost	206	223	618	669
Net amortization	19	19	56	57

Net periodic pension cost	$375	$375	$1,125	$1,125

Note 13 – Stock-Based Compensation

The company accounts for its stock option plans under the recognition and measurement principles (the “intrinsic value” method) of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. If we had elected to recognize stock-based compensation expense based on the fair value of options granted as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation”, and as amended by SFAS No. 148 “Accounting for Stock Based Compensation Transition and Disclosure”, net income and earnings per share would have been reduced to the proforma amounts indicated below.

(Thousands of dollars, except earnings per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Reported net income	$5,475	$10,726	$32,726	$50,669
Stock-based compensation expense included in reported net income, net of tax	—	—	—	—
Stock-based compensation expense determined under fair value method for all awards, net of tax	(668)	(529)	(2,117)	(1,583)

Proforma net income	$4,807	$10,197	$30,609	$49,086

Earnings per share:
Basic – as reported	$0.21	$0.40	$1.23	$1.90
Basic – proforma	$0.18	$0.38	$1.15	$1.84
Diluted – as reported	$0.20	$0.40	$1.22	$1.88
Diluted – proforma	$0.18	$0.38	$1.14	$1.82

Note 14 – Contingencies

We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, we believe all such matters are adequately provided for, covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position. For additional information concerning contingencies, risks and uncertainties, please see Note 7 – “Risk Management”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Pricing pressures have intensified as suppliers in Asia, Eastern Europe and other areas of the world enter our market and existing domestic competitors have become more aggressive in their efforts to fill available plant capacity. Additionally, the only way our domestic customers can improve their profitability through cost reductions is by requiring their suppliers to reduce their sales prices. While we have ongoing programs to reduce our own costs through process automation and identification of industry best practices, and had been successful in substantially mitigating these pricing pressures in the past, it has become increasingly more difficult to do so. Given the continuing nature of these pricing pressures today, and the lengthy time periods necessary to implement best practices and to reduce labor and other costs through automation, our profit margins will continue to be less than our historical levels. We will continue to attempt to increase our operating margins from our current operating levels by aggressively implementing cost savings strategies to meet customer pricing expectations and increasing industry-wide price competition. However, the impact of these strategies on our future financial position and results of operations will initially be negative, the extent of which cannot be predicted, and we may not be able to develop and implement sufficient cost savings strategies to offset the impact of these pricing pressures on our financial position and results of operations in future periods.

Results of Operations
(Thousands of dollars, except for share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Selected data for:	2004	2003	2004	2003
Net sales	$199,328	$187,365	$667,254	$609,644
Gross profit	$11,529	$19,391	$59,411	$85,666
Percentage of net sales	5.8%	10.3%	8.9%	14.1%
Income from operations	$6,239	$13,675	$42,241	$68,499
Percentage of net sales	3.1%	7.3%	6.3%	11.2%
Net income	$5,475	$10,726	$32,726	$50,669
Percentage of net sales	2.7%	5.7%	4.9%	8.3%
Diluted earnings per share	$0.20	$0.40	$1.22	$1.88

In the third quarter of 2004, consolidated wheel revenues increased $7.9 million, or 4.3 percent, to $192.2 million from $184.3 million in the third quarter a year ago. Excluding project development revenues, which totaled $2.9 million this year compared to $3.4 million a year ago, wheel sales increased $8.4 million, or 4.6 percent, to $189.3 million from $180.9 million in the third quarter of last year. During this same period, unit shipments decreased 4.7 percent, while the average selling price increased approximately 9.8 percent. The average selling price in the 2004 period increased 6.3 percent as a result of an increase in the pass-through price of aluminum and 4.6 percent due to the continuing shift in mix to larger size wheels. These increases were reduced by 1.5 percent for additional price discounts to our customers. The balance of our net sales for the quarter consisted of suspension component net sales and project development revenues of $7.1 million in 2004, compared to $3.1 million a year ago.

Our consolidated wheel revenues for the first nine months of 2004 increased $47.9 million, or 8.0 percent, to $648.5 million from $600.6 million for the same period last year. Excluding project development revenues, which totaled $10.6 million this year compared to $14.3 million in 2003, wheel sales increased $51.7 million, or 8.8 percent, to $637.9 million from $586.2 million in 2003. Unit shipments in 2004 increased by 3.2 percent and the average selling price increased 5.5 percent from a year ago. The average selling price increased 4.6 percent due to an increase in the pass-through price of aluminum and 4.0 percent due to the shift in mix to larger size wheels. These increases were reduced by 2.1 percent due to decreased demand in the current period for chrome plated and polished specialty wheels and by 1.0 percent for additional price discounts to our customers. The balance of our net sales for the first nine months was represented by suspension component net sales and project development revenues of $18.8 million in 2004, compared to $9.0 million a year ago.

For the first time in several years, the decrease in shipments of our aluminum wheels in the third quarter of 4.7 percent compares unfavorably to the 1.6 percent decrease in the total North American production of light trucks and passenger cars in the same period. However, production at Ford and GM of vehicles using our major wheel programs, such as Explorer, Expedition and GMT800, was down approximately 7 percent compared to the overall 1.6 percent reported by Automotive News, an industry publication. For the nine months ended September 30, our unit shipment increase in 2004 of 3.2 percent compares favorably to the 2.1 percent decrease in North American production of light trucks and passenger cars.

According to the latest annual data available in another auto industry publication, Ward’s Automotive Yearbook 2003, aluminum wheel installation rates on model year 2003 light trucks and passenger cars in the U.S. were unchanged at 61 percent from the 2002 model year. Shipments to Ford Motor Company and General Motors Corporation totaled 80.4 percent of total OEM unit shipments in the current quarter, compared to 84.7 percent a year ago. Unit shipments to DaimlerChrysler in the third quarter of 2004 increased to 8.8 percent of total OEM unit shipments from 3.3 percent a year ago, while shipments to our international customers decreased slightly to 10.8 percent of the total shipments from 12.0 percent in 2003.

Wheel gross profit decreased $7.5 million for the quarter to $14.9 million, or 7.8 percent of net sales, compared to $22.4 million, or 12.2 percent of net sales, for the same period a year ago. For the first nine months wheel gross profit decreased $25.8 million, or 27.5 percent, to $68.1 million, or 10.5 percent of net sales, from $93.9 million, or 15.6 percent of net sales, for the same period last year. The principal factors impacting our gross profit were continued global pricing pressures from our customers, decreased demand for high-volume, high-profit specialty wheels, additional developmental expenses related to new wheel opportunities and one additional week of planned plant shutdown compared to a year ago. Following our plant shutdowns in early July, our OEM customers announced extended shutdowns of their plants, due to high inventory levels at the end of the second quarter. Additionally, erratic customer shipment schedules during the quarter exacerbated our ability to achieve a steady state of efficient production at several of our plants. Additionally, the process of further automating and expanding our production facilities and implementing best practices in an effort to 1) reduce our own cost structure, 2) respond to customer changes in cosmetic and quality standards and 3) improve product flow due to a higher mix of larger wheels, has caused, and is expected to continue to cause for a period of time, various operating issues and inefficiencies. These include material handling problems due to the relocation of equipment and conveyor systems, decreased productivity on larger wheels due to fewer wheels being processed per hour, additional operations being required on certain wheels, etc. As a result, our labor costs are higher than normal because the planned labor savings from the various automation programs being implemented cannot be attained because the planned headcount reductions have to be deferred to handle the additional rework caused by higher internal reject rates. It has taken more time than initially anticipated to determine the root cause of many of these issues and to develop and implement related solutions. Although we continue to make progress in correcting these issues, we cannot predict when these programs will be fully implemented.

Also included in gross profit is the operating loss of the aluminum suspension component business of $3.3 million in the current quarter compared to $3.0 million a year ago, including net project development and research & development expenses of $0.7 million and $0.8 million, respectively. The operating loss in the third quarter of 2004 was greater than anticipated due to several machining problems, since corrected, that delayed a planned inventory build of a new component, which caused excessive overtime and additional expense for expedited shipments to meet customer demand. For the first nine months of 2004, the operating loss of the aluminum suspension component business was $8.6 million compared to an $8.2 million operating loss last year. Net project development and research & development expenses were $2.7 million in 2004 compared to $1.6 million a year ago, due principally to the development of several new components in the current period.

Selling, general and administrative expenses for the third quarter of 2004 were $5.3 million, or 2.7 percent of net sales, compared to $5.7 million in 2003, or 3.1 percent of net sales. The decrease in the third quarter of 2004 was due principally to lower professional fees and a lower accrual for incentive compensation expense, which is based upon a percentage of income before taxes. For the first nine months of 2004, selling, general and administrative expenses were $17.2 million, or 2.6 percent of sales, compared to $17.2 million, or 2.8 percent of net sales, a year ago.

Equity earnings of joint ventures, represented principally by our share of the equity earnings of our 50 percent owned joint venture in Hungary, was $1.7 million in the third quarter of 2004 compared to $1.9 million in the third quarter of 2003 and $6.4 million for the first nine months of 2004 compared to $6.6 million for the first nine months of 2003. The profitability of our joint venture in Hungary was impacted by decreased unit shipments in the 2004 periods, and to higher depreciation costs due to a recent expansion of the cast operation. Interest income for the third quarter of 2004 increased to $0.8 million from $0.5 million a year ago, due principally to higher interest rates in the current period. Interest income for the first nine months of 2004 decreased $0.3 million, or 11.5 percent, to $1.9 million from $2.2 million a year ago.

Due principally to a more favorable relationship of projected federal and other tax credits to the projected lower pretax income in 2004, the effective tax rate decreased to 34.5 percent in 2004 from 35.0 percent in 2003.

As a result of the above, our net income for the third quarter decreased 49.0 percent, or $5.2 million, to $5.5 million, or 2.7 percent of net sales, from $10.7 million, or 5.7 percent of net sales last year. Diluted earnings per share for the third quarter of 2004 was $0.20, a decrease of 50.0 percent from the $0.40 per diluted share in the same period a year ago.

Net income for the first nine months decreased 35.4 percent, or $18.0 million, to $32.7 million, or 4.9 percent of net sales, from $50.7 million, or 8.3 percent of net sales last year. Diluted earnings per share for the first nine months of 2004 was $1.22, a decrease of 35.1 percent from the $1.88 per diluted share in the same period a year ago.

Financial Condition, Liquidity and Capital Resources

Cash and short-term investments as of September 30, 2004 were $140.6 million compared to $156.8 million at December 31, 2003. The $16.2 million decrease in cash and short-term investments was principally due to cash outlays of $44.1 million for capital equipment purchases, $11.5 million for cash dividend payments and $6.0 million for repurchases of the company’s common stock, offsetting the $45.0 million in cash generated from operations. Working capital and the current ratio were $299.1 million and 4.0:1, respectively, at September 30, 2004 compared to $304.9 million and 4.6:1, respectively, at December 31, 2003. Our cash position is forecasted to be more than sufficient to fund our working capital and capital investment requirements for the foreseeable future.

We generate our principal capital resources primarily through operations. Net cash provided by operating activities increased $0.3 million to $45.0 million for the nine months ended September 30, 2004, compared to $44.7 million for the same period a year ago, as the $17.9 million decrease in net income was offset by a net favorable change in working capital requirements. Cash required to fund the increase in accounts receivable from customers in the current period was $11.2 million versus a requirement of $34.4 million in the same period a year ago, an improvement in cash provided by operating activities of $23.2 million. During the same period, however, cash required to pay suppliers and employees for raw materials, labor and overhead increased $17.4 million compared to funds provided by a reduction in inventories totaling $5.1 million, and a reduction in cash provided by operations of $22.5 million.

Our principal investing activities during the nine months ended September 30, 2004 were funding $44.1 million of capital expenditures and acquiring $93.5 million in short-term investments, which were offset by the $59.9 million in proceeds from the sales of short-term investments. Similar investing activities during the same period a year ago included funding $53.5 million of capital expenditures and acquiring $26.8 million of short-term investments, which were offset by the $84.9 million in proceeds from the sale of short-term investments. Of the $9.3 million decrease in capital expenditures, $25.8 million was due to the completed expansion of three of our wheel facilities in late 2003, which was partially offset by $4.7 million in additional equipment for our aluminum components business and $11.8 million for ongoing improvements to our other facilities, including process automation projects.

Financing activities during the nine months ended September 30, 2004 included the payment of cash dividends on our common stock totaling $11.5 million and the repurchase of company common stock for $6.0 million. Similar financing activities during the same period a year ago were cash dividend payments of $10.3 million and purchases of the company’s common stock of $4.0 million, which offset the $6.1 million in proceeds from the exercise of the company’s stock options.

Critical Accounting Estimates

Our significant accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements in our 2003 Annual Report on Form 10-K, which should be read in conjunction with the Notes to Consolidated Condensed Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q. The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such difference may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates and assumptions as to revenue recognition, inventory valuation, estimated useful lives of our long-lived assets, as well as those used in the determination of liabilities related to self-insured portions of employee benefits, workers’ compensation and general liability programs and taxation. These estimates and assumptions, which are based upon historical experience, industry trends, terms of various past and present agreements and contracts, and information available from other sources that are believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent through other sources.

Revenue Recognition - Our products are manufactured to customer specification under standard purchase orders. We ship our products to OEM customers based on release schedules provided weekly by our customers. Our sales and production levels are highly dependent upon the weekly production levels of our customers and their ability to provide us with accurate and timely release forecasts for future weeks. Sales of these products, net of estimated pricing adjustments, and their related costs are recognized when title transfers to the customer, generally upon shipment. A portion of our selling prices to OEM customers is attributable to the aluminum content of our wheels. Our selling prices are adjusted periodically for changes in the current aluminum market based upon specified aluminum price indices during specific pricing periods, as agreed with our customers. Project development revenues for the development of wheels and components and related initial tooling that are reimbursed by our customers are recognized as such related costs and expenses are incurred and recoverability is probable, generally upon issuance of a customer purchase order. A significant change in the estimates or assumptions related to recognition of project development revenues would not have a material impact on our financial statements.

Inventories - Inventories are stated at the lower of cost or market value and categorized as raw material, work-in-process or finished goods. Management uses estimates of net realizable value to record inventory reserves for obsolete and/or slow-moving inventory, as well as for estimated physical inventory differences. Each quarter, our inventory values, which are based upon standard costs for raw materials and labor and overhead established at the beginning of the year, are adjusted to estimated actual costs through the recording of a first-in, first-out (FIFO) adjustment. Current raw material prices and labor and overhead costs are utilized in developing these adjustments.

Product Liability and Loss Reserves - Workers’ compensation accruals are based upon reported claims in process and actuarial estimates for losses incurred but not reported. Loss reserves, including incurred but not reported reserves, are based on estimates developed by third party administrators and actuaries, and ultimate settlements may vary significantly from such estimates due to increased claims frequency or severity over historical amounts.

Income Tax Reserve – Despite our belief that our tax return positions are consistent with applicable tax laws, experience has shown that certain positions can be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance or some partial adjustment reached through negotiations or litigation. Accordingly, significant judgment is required in evaluating our tax reserves, which are adjusted only in light of changing facts and circumstances, such as progress of our tax audits. Our income tax expense includes the impact of reserve provisions and changes to reserves that we consider appropriate. Due principally to a more favorable relationship of projected federal and other tax credits to the projected lower pretax income in 2004, the effective tax rate utilized to record our consolidated income tax provision was decreased in 2004 to 34.5 percent from 35.0 percent in 2003.

New Accounting Standards

None.

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

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At September 30, 2004, we held open foreign currency Euro forward contracts totaling $18.6 million, with an unrealized gain of $2.0 million. At December 31, 2003, we held open foreign currency Euro forward contracts totaling $20.8 million, with an unrealized gain of $2.9 million. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gains and losses by a similar percentage of the current market value.

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas and nickel over the next three years. The contract value and fair market value of these purchase commitments, principally natural gas, approximated $30 million and $38 million, respectively, at September 30, 2004. Percentage changes in the market prices of natural gas and nickel will impact the fair values by a similar percentage. We do not hold or purchase any natural gas or nickel forward contracts for trading purposes.

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

•	Global Pricing. We continue to experience increased competition in our domestic and international markets. In addition, due to the fact that some initial wheels are being shipped to the U.S. from Asia, many of our competitors have excess capacity and, because of their financial condition, are placing intense pricing pressure in our market place. These competitive pressures are expected to continue and may result in decreased sales volumes and further unit price reductions, resulting in lower revenues, gross profit and operating income.

•	Future Capacity Expansions. Our plans to add capacity through the addition of new plant locations, by expanding our current plants or through additional automation may cause unexpected operating issues and inefficiencies that will negatively impact our operating margins. Certain factors are beyond our control, such as construction and equipment delivery delays, vendor production problems, and other unforeseen circumstances. These types of circumstances may cause us to reallocate the manufacture of our products to other plants in order to meet our customers’ requirements, which may cause additional inefficiencies.

•	Multi-Year Supply Agreements with Key Customers. Ford and GM were our only customers accounting for more than 10 percent of consolidated net sales in 2003. GM and Ford together represented approximately 82 percent of our sales through the first nine months of 2004 and 85 percent of our annual sales in 2003. The loss of all or a substantial portion of our sales to either, or both, of these two customers would have a significant adverse impact on our financial results (unless the lost volume could be replaced). However, we believe this risk is offset in short-term periods due to long-term relationships with various divisions of these two customers, including multi-year supply arrangements on more than 175 different wheel programs, as of September 30, 2004. In addition, these arrangements expire on differing dates.

•	Decline in Production of Passenger Cars and Light Trucks. A significant decline in the production of passenger cars and/or light trucks by automobile manufacturers would adversely affect our revenue and if such decline continued for a sustained period, would have a significant adverse impact on our financial results.

•	Aluminum Wheel Installation Rates. In recent years, the percentage of aluminum wheels installed on passenger cars and light trucks has not grown significantly and, in fact, for the model year 2003, it was flat with the model year 2002, at approximately 61 percent. This trend may negatively impact our future market share growth potential.

•	New Component Products. We have made a significant investment in research, development and marketing for the aluminum suspension and related underbody components business. Significant revenues from this investment may not be achieved for a number of years, if at all. The future success of this business is highly dependent on our ability to obtain additional contract awards, which in part depends on industry conversion to lighter aluminum components.

•	Internal Controls over Financial Reporting. We are currently undergoing a comprehensive effort to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for our fiscal year ending December 31, 2004. This effort includes documentation and review of internal controls over financial reporting under the direction of management. During the course of these activities, we have identified certain internal control issues which management believes need to be improved. These control issues are, in large part, the result of our increased size and need for formalizing and standardizing policies and procedures throughout the company. The review has not identified any material weaknesses in internal controls over financial reporting as defined by the Public Company Accounting Oversight Board. However, no assurance can be given at this time that we will be fully compliant with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 for our fiscal year ending December 31, 2004.

•	Litigation. We are subject to a variety of claims and lawsuits, including product liability and other matters. While we believe that none of the litigation matters in which we are currently involved will have a material impact on our financial position or results of operations, due to the inherent uncertainty of litigation, one or more of these matters could be resolved in a manner that would ultimately have a material impact on our financial condition, and could negatively impact our revenues, operating margins and net income.

•	International Operations. We manufacture our products in Mexico and Hungary and sell our products throughout the world. Unfavorable changes in foreign cost structures, trade protection laws, policies and other regulatory requirements affecting trade and investments, social, political, labor, or economic conditions in a specific country or region, including foreign exchange rates, difficulties in staffing and managing foreign operations and foreign tax consequences, among other factors, could have a negative effect on our business and results of operations.

•	Other. Other issues and uncertainties include:

•	Changes in U.S., global or regional economic conditions, currency exchange rates, war or significant terrorist acts, or political instability in major markets, all of which may affect automobile sales, which in turn could cause our customers to cancel orders, as has happened in the past;

•	Periodic or sustained shortages of natural gas and other energy sources that may impact our performance and profitability;

•	Changes in commodity prices of the materials used in our products, or substantial increases in material costs that may impact the demand for aluminum wheels;

•	Changes in the laws, regulations, policies, or other activities of governments, agencies, and similar organizations where such actions may affect our ability to produce products at a competitive price;

•	Adverse weather conditions or natural disasters, such as earthquakes, tornadoes and hurricanes, which may, among other things, impair production at our manufacturing facilities;

•	Our ability to attract or retain key employees to operate our manufacturing facilities and corporate office;

•	Success of our strategic and operating plans to properly direct the company, including obtaining new contracts for our suspension and underbody components business; and,

•	International, political and military developments that may affect automobile production and sales.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2. Managements’ Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management”.

Item 4. Controls and Procedures

The company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2004, the company’s disclosure controls and procedures were: (1) designed to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

We are currently undergoing a comprehensive effort to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for our fiscal year ending December 31, 2004. This effort includes documentation and review of internal controls over financial reporting under the direction of management. During the course of these activities, we have identified certain internal control issues which management believes need to be improved. These control issues are, in large part, the result of our increased size and need for formalizing and standardizing policies and procedures throughout the company. The review has not identified any material weaknesses in internal controls over financial reporting as defined by the Public Company Accounting Oversight Board. However, we have made improvements to our internal controls over financial reporting as a result of our review efforts and will continue to do so.

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

PART II – OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On March 17, 2000, the Board of Directors authorized the repurchase of 4,000,000 shares of the company’s common stock as part of the 2000 Stock Repurchase Plan (the “Plan”). Below is a table of stock repurchases during the third quarter of 2004 under the Plan:

			Cumulative	Number
	Total Number	Average	Number of	of Shares
	of Shares	Price Paid	Shares	Remaining
Period	Purchased (1)	per Share	Purchased	To Purchase
June 28th — July 25th	—	$—	748,905	3,251,095
July 26th — August 22nd	20,600	$30.62	769,505	3,230,495
August 23rd — September 26th	5,000	$29.54	774,505	3,225,495

Total	25,600	$30.41	774,505	3,225,495

(1) During the period covered, the company did not repurchase any shares other than pursuant to the Plan.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits:

31.1	Certification of Louis L. Borick, Chief Executive Officer and Chairman of the Board, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of R. Jeffrey Ornstein, Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of Louis L. Borick, Chief Executive Officer and Chairman of the Board, and R. Jeffrey Ornstein, Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K:

     The company filed a Current Report on Form 8-K on July 23, 2004 that included:

•	A press release issued on July 16, 2004, announcing the company’s financial results for the fiscal quarter ended June 30, 2004; and

•	A transcript of the company’s earnings conference call held on July 16, 2004, regarding the company’s financial results of operations for the fiscal quarter ended June 30, 2004.

     The company filed a Current Report on Form 8-K on September 21, 2004 that included:

•	A press release issued on September 20, 2004, updating earnings guidance for the third quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date November 5, 2004	/s/ Louis L. Borick Louis L. Borick Chairman of the Board and Chief Executive Officer

Date November 5, 2004	/s/ R. Jeffrey Ornstein R. Jeffrey Ornstein Vice President and Chief Financial Officer