Form 10-K
period 2004-12-26
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2005-03-15
CIK 95552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR PERIOD ENDED DECEMBER 26, 2004

OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                         to

Commission file number 1-6615

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

California	95-2594729

(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

7800 Woodley Avenue, Van Nuys, California	91406

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (818) 781-4973

Securities to be registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered

Common Stock, $0.50 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     The aggregate market value of registrant’s $0.50 per share par value common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $897,901,000, based on a closing price of $33.72. On March 1, 2005, there were 26,626,191 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant’s 2005 Annual Proxy Statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

			PAGE
PART I
Item	1	Business.	3
Item	2	Properties.	8
Item	3	Legal Proceedings.	8
Item	4	Submission of Matters to a Vote of Security Holders.	8

PART II

Item	5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	9
Item	6	Selected Financial Data.	10
Item	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11
Item	7A	Quantitative and Qualitative Disclosures About Market Risk.	19
Item	8	Financial Statements and Supplementary Data.	21
Item	9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	40
Item	9A	Controls and Procedures.	40
Item	9B	Other Information.	41

PART III

Item	10	Directors and Executive Officers of the Registrant.	42
Item	11	Executive Compensation.	43
Item	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	43
Item	13	Certain Relationships and Related Transactions.	43
Item	14	Principal Accountant Fees and Services.	43

PART IV
Item	15	Exhibits and Financial Statement Schedules.	44

SIGNATURES
EXHIBIT 21
EXHIBIT 23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I

ITEM 1 — BUSINESS

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

The company was initially incorporated in Delaware in 1969 and reincorporated in California in 1994, as the successor to three businesses founded by Louis L. Borick, Chairman of the Board. These businesses had been engaged in the design, manufacture and sale of principally automotive accessories and related aftermarket products since 1957.

Our entry into the OEM aluminum road wheel business in 1973 resulted from our successful development of manufacturing technology, quality control and quality assurance techniques that enabled us to satisfy the quality and volume requirements of the OEM market. In 1999, we began to manufacture aluminum suspension and related underbody components using licensed Cobapress™ technology (discussed below), which was another step toward expanding our sales to the OEM market. This diversification of our business emphasizes the commitment to our long-term strategy to broaden our domestic and international OEM customer base and to expand our product lines into complementary areas, which utilize our design and manufacturing expertise.

In 1990, we formed a sale and marketing joint venture, Topy-Superior Limited (TSL), with Topy Industries, Limited (Topy), Japan’s largest wheel manufacturer. TSL markets our wheels to Japanese OEM customers with plants in Japan and in the United States. In 2004, TSL had agreements to provide 22 wheel programs being manufactured in our facilities for delivery to plants in Japan or to their U.S. operations.

As part of our strategy to reduce costs, the company has aggressively located facilities in low labor cost regions of the world. In 1994, we built our first plant in Chihuahua, Mexico. Subsequently another plant was built nearby and there is currently construction of a third plant underway in this region expected to begin operations in 2006. These plants set the standard for state-of-the art worldwide cast aluminum wheel making and are optimized for production of increasingly popular larger diameter wheels. Our joint venture plant in Hungary and our potential joint venture plant in China demonstrate our global footprint and our successful implementation of responding to worldwide competitive pricing pressures.

Also in 1994, in response to the steadily growing popularity of chrome-plated aluminum wheels and to provide capacity due to increased customer demand, we completed construction of a wheel plating facility. We were the first OEM aluminum wheel manufacturer to develop this in-house capability and the operation is one of the largest of its kind in the world. In 1998, we added a polishing operation for aluminum wheels to this facility. This demonstrates our commitment to expanding our core business and providing the most diverse wheel finishing capability in the industry.

In 1995, we entered into a 50-50 joint venture, Suoftec Light Metal Products, Ltd. (Suoftec), with Germany-based Otto Fuchs Metallwerke (Otto Fuchs) to establish a European manufacturing facility. The joint venture produces both lightweight forged and cast aluminum wheels for sale to OEM customers, principally in Europe. Shipments of forged and cast wheels beginning in 1997 and 1998, respectively, from our facility located in Tatabanya, Hungary. This venture established our commitment to entering the European market and introduced new wheel making technology to both the European and U.S. markets. In 1998, we completed an initial expansion of the cast aluminum production facility, which doubled its casting capacity. Following a second expansion of the cast aluminum operations in 2002, the plant’s total capacity has increased to approximately 2.5 million wheels per year.

During 1998, we entered into an exclusive licensing agreement for a unique proprietary “hybrid” aluminum casting/forging technology called “Cobapress™”. The Cobapress™ technology combines the design flexibility, lightweight and cost advantages of casting with improved strength characteristics of forging. This technology, which can be used to manufacture non-wheel components that will be less expensive while maintaining the structural requirements of conventional forged aluminum and steel components, is currently being used to manufacture aluminum components for several automobile manufacturers in Europe and the U.S.

We currently supply cast and forged aluminum wheels and components for many North American model passenger cars and light trucks, including Ford’s F-150 and Mustang, GM’s GMT 800 trucks, Chevrolet Malibu and Corvette, and DaimlerChrysler’s Jeep Grand Cherokee.

In January 2003, we sold our aftermarket business and the remaining inventory to the President of that business. The discontinuance and subsequent sale of that business did not have, nor will it have, a material impact on our financial position, results of operations or cash flows.

Principal Products

Our OEM aluminum road wheels are sold for factory installation, as optional or standard equipment on many vehicle models, to Ford, GM, DaimlerChrysler, Audi, BMW, Isuzu, Jaguar, Land Rover, Mazda, MG Rover, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen.

During the past thirty-one years, we have provided aluminum road wheels to U.S., Japanese and European auto manufacturers from our aluminum wheel manufacturing facilities in the U.S., Mexico and Hungary. In 1998, we began manufacturing additional aluminum automotive components for OEM suspension and underbody parts and sales of these products in 2004 totaled approximately $30 million. Sales of OEM aluminum road wheels and suspension components for each of the three years in the period ended December 31, 2004 averaged nearly 100 percent of consolidated net sales.

Customer Dependence

We have proven our ability to be a consistent producer of quality aluminum wheels with the capability of quickly expanding production capacity to meet increasing customer demand. We strive to continually enhance our relationships with our customers through continuous improvement programs, not only through our manufacturing operations but in the engineering and product development area as well. Demonstrating this ability is the award of four new aluminum wheel programs for DaimlerChrysler’s 2005 Jeep Grand Cherokee and Liberty models, wheels for North America best selling vehicle, the Ford F150, which was announced in June 2003, and our fourth straight “Supplier of the Year” award from GM. The GM award is given to less than 80 suppliers each year, only one of which is a wheel manufacturer.

Ford and GM were our only customers accounting for more than 10 percent of consolidated net sales in 2004. Sales to Ford, as a percentage of consolidated net sales, were 36 percent in 2004, 40 percent in 2003 and 42 percent in 2002. Sales to GM, as a percentage of consolidated net sales, were 43 percent in 2004, 45 percent in 2003 and 45 percent in 2002.

The loss of all or a substantial portion of our sales to Ford or GM would have a significant adverse effect on our financial results, unless the lost sales volume could be replaced. However, this risk is offset in part by the multiple year purchase orders related to more than 190 different wheel programs with Ford and GM. We also have excellent long-term relationships, including contractual arrangements that are in place, with our other customers. However, intense global competitive pricing pressure makes it increasingly more difficult to maintain these contractual arrangements. Although the ultimate outcome of these global pricing pressures is not known at this time, we expect this trend to continue into the future.

New Products

We have won contracts that are expected to accumulate to an average of $49 million in annual revenue for 2004 — 2006 to manufacture numerous suspension and underbody components, including upper and lower control arm bracket assemblies, suspension brackets and knuckles for several of GM’s new products, including the Cadillac STS, SRX, XLR, CTS and Chevrolet Corvette. The future success of this business is highly dependent on our ability to obtain additional contract awards, which in part, depends on industry conversion to the lighter aluminum components.

Net Sales Backlog

We receive OEM and components purchase orders to produce aluminum road wheels and underbody component parts typically for multiple model years. These purchase orders are for vehicle wheel programs and components that can last three to five years. However, customers can impose competitive pricing provisions of those purchase orders each year, thereby reducing our profit margins.. We manufacture and ship based on customer release schedules, normally provided on a weekly basis, which can vary due to cyclical automobile production. Accordingly, even though we have purchase orders covering multiple model years, our products are not on a backlog status.

Seasonal Variations and Work Stoppage

The automotive industry is cyclical and varies based on the timing of consumer purchases of vehicles, which vary based on a variety of factors such as general economic conditions, interest rates, and fuel costs. Production schedules can vary significantly from quarter to quarter to meet customer scheduling demands. During the past few years, there have been no significant consistent seasonal variations.

Raw Materials

We purchase substantial quantities of aluminum for the manufacture of our aluminum road wheels and underbody components, which accounted for approximately 95 percent of our total raw material requirements during 2004. The majority of our aluminum requirements are met through purchase orders with several major domestic and foreign producers. Generally, the orders are fixed as to minimum and maximum quantities of aluminum, which the producers must supply during the term of the orders. During 2004, we were able to successfully secure aluminum commitments from our primary suppliers to meet production requirements and we are not anticipating any problems with our aluminum requirements for our level of production in 2005.

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas over the next two years. The contract value and fair value of these purchase commitments approximated $19 million and $24 million, respectively, at December 31, 2004. As of December 31, 2003, the aggregate contract value and fair value of all purchase commitments were $32 million and $34 million, respectively, including purchase commitments for the delivery of aluminum in 2004 and 2005, and purchase commitments for the delivery of natural gas in 2004 through 2006. The 2003 aluminum purchase commitments were delivered as agreed and the 2004 aluminum purchase commitments were liquidated in November 2003 at a price that approximated our contract price. Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.

We obtain our requirements for other materials through numerous suppliers with whom we have established trade relationships. When an outside supplier produces components for our products, we normally own, or have the right to purchase, the tools and dies located in the supplier’s facilities or have developed alternative sources.

Patents and Licensing Agreements

We currently hold patents for ten of our inventions and one other patent is pending. We have a policy of applying for patents when new products or processes are developed. However, we believe our success is more dependent upon manufacturing and engineering skills and the quality and market acceptance of our products, than upon our ability to obtain and defend patents. In 1998, we entered into a licensing agreement for the Cobapress™ technology referred to above. Under our licensing agreement for this technology, we are required to make royalty payments based on sales of aluminum suspension components using the Cobapress™ technology. The term of this agreement is for a period of fifteen years from the date that net sales of parts manufactured using this technology reach a pre-determined level, which has not yet been met. To date, royalty payments have been immaterial to our results of operations and financial condition.

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

We are currently engaged in approximately fifty-four engineering programs for the development of OEM wheels, chrome wheels, and aluminum suspension components for future model years, including several wheel models for Japanese and European OEM manufacturers.

Research and development costs, which are expensed as incurred, are included in cost of sales in the consolidated statements of income. Amounts expended during each of the three years in the period ended December 31, 2004 were $12,890,000 in 2004; $9,639,000 in 2003; and $15,704,000 in 2002. Research and development costs in 2002 included the initial developmental costs associated with our new aluminum suspension and related underbody component business during the start-up phase of this business, totaling $8.5 million. These expenses, however, were shown separately as start-up costs in the consolidated statements of income, rather than in cost of sales.

Government Regulation

Safety standards in the manufacture of vehicles and automotive equipment have been established under the National Traffic and Motor Vehicle Safety Act of 1966. We believe that we are in compliance with all federal standards currently applicable to OEM suppliers and to automotive manufacturers.

Environmental Compliance

Our manufacturing facilities, like most other manufacturing companies, are subject to solid waste, water and air pollution control standards mandated by federal, state and local laws. Violators of these laws are subject to fines and, in extreme cases, plant closure. We believe our facilities are substantially in compliance with all standards presently applicable. However, costs related to environmental protection may continue to grow due to increasingly stringent laws and regulations and our ongoing commitment to rigorous internal standards. The cost of environmental compliance was approximately $1,457,000 in 2004, $1,758,000 in 2003 and $1,691,000 in 2002. We expect that future environmental compliance expenditures will approximate these levels and will not have a material effect on our consolidated financial position.

Competition

The business sectors in each of our product areas are highly competitive based primarily on price, technology, quality, delivery and overall customer service. We are one of the leading suppliers of aluminum road wheels for OEM installations in the world. We supply approximately 35 to 40 percent of the aluminum wheels installed on passenger cars and light trucks in North America. For the model year 2003, according to Ward’s Automotive Yearbook, an auto industry publication, aluminum wheel installation rates on passenger cars and light trucks produced in North America rose to 65 percent, compared to 61 percent in 2002, continuing a long-term upward trend. However, in recent years, this rate has slowed, only increasing 13 percent from 52 percent for the 1997 model year, a trend that we expect to continue. Accordingly, future growth will be more dependent upon additional future wheel contracts. In addition, intense global pricing pressure will decrease profitability and could potentially result in the loss of business in the future. The impact of slowing aluminum wheel penetration and global pricing is not known at this time. Our primary competitor in the North American market is Hayes Lemmerz International, Inc. (Hayes) of Romulus, Michigan, which declared Chapter 11 bankruptcy in 2002. Hayes reorganized and emerged from voluntary bankruptcy in the summer of 2003.

Employees

As of December 31, 2004, we had approximately 6,900 full-time employees compared to 7,000 and 6,600 at December 31, 2003 and 2002, respectively. Of the total employees at year-end 2004, 558 were located at our joint venture manufacturing plant in Hungary. At the present time the only employees covered by collective bargaining agreements are the 91 employees at our wheel polishing facility in Tijuana, Mexico.

Financial Information About Geographic Areas

Our principal business is the design and manufacture of motor vehicle parts for sale on normal, generally non-collateralized trade terms to OEMs, on an integrated one-segment basis. Net sales and long-lived assets by geographic area are summarized below.

Year Ended December 31,	2004	2003	2002

Net Sales:
U.S.	$741,537,000	$712,487,000	$657,080,000
Mexico	160,218,000	127,862,000	125,519,000

Total Net Sales	$901,755,000	$840,349,000	$782,599,000

December 31,	2004	2003

Property, Plant and Equipment, net:
U.S.	$206,331,000	$194,062,000
Mexico	68,499,000	67,671,000

Total Property, Plant and Equipment, net	$274,830,000	$261,733,000

Fiscal Year End

Our fiscal year is the 52- or 53-week period ending on the last Sunday of the calendar year. The 2004 fiscal year comprises the 52-week period ended on December 26, 2004. Fiscal years 2003 and 2002 comprise the 52-week periods ended on December 28, 2003 and December 29, 2002, respectively. For convenience of presentation in the consolidated financial statements, all fiscal years are shown to begin as of January 1 and end as of December 31.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, and any amendments thereto are available, without charge, on our website www.supind.com/finance/indesfin.htm, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (SEC). The public may read and copy any materials filed with the SEC at the

SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, that contains these reports, proxy and other information regarding the company. Also included on our website, www.supind.com under Investors is our Code of Business Conduct and Ethics, which, among others, applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Copies of all SEC filings and our Code of Business Conduct and Ethics are also available, without charge, from Superior Industries International, Inc., Shareholder Relations, 7800 Woodley Avenue, Van Nuys, CA 91406.

ITEM 2 — PROPERTIES

Our worldwide headquarters is located in leased office space adjacent to leased manufacturing and warehousing facilities in Van Nuys, California. We maintain and operate a total of eleven facilities that produce aluminum wheels and related components for the automotive industry, located in Arkansas, California, Michigan, Kansas, Tennessee, Tijuana and Chihuahua, Mexico, and Tatabanya, Hungary. In 2004, we started construction of our third aluminum wheel plant in Chihuahua, Mexico, which we expect to be producing aluminum wheels in 2006. The facilities encompass 3,637,000 square feet of manufacturing space, 110,000 square feet of warehouse space and 30,000 square feet of office space, totaling approximately 3.8 million square feet.

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

     The principal facilities in the United States are as follows:

•	Approximately 2,164,000 square feet of owned space in Arkansas, Kansas, and Tennessee (seven facilities)

•	Approximately 398,000 square feet of leased space in California and Michigan (two facilities)

     The principal international facilities are as follows:

•	Approximately 1,189,000 square feet of owned space in Chihuahua, Mexico and Tatabanya, Hungary (three facilities)

•	Approximately 26,000 square feet of leased space in Tijuana, Mexico (one facility)

Additionally, reference is made to Note 1 — “Summary of Significant Accounting Policies”, Note 5 - “Property, Plant and Equipment” and Note 8 — “Leases and Related Parties”, to the consolidated financial statements included in this annual report.

ITEM 3 — LEGAL PROCEEDINGS

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2004, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Common Stock Price Information ($)

The following table sets forth the high and low closing sales price per share of our common stock on the New York Stock Exchange during the periods indicated.

	2004		2003		2002
	High	Low	High	Low	High	Low

First Quarter	43.95	34.20	43.55	33.62	48.88	36.47
Second Quarter	36.48	31.45	43.15	35.55	53.12	43.10
Third Quarter	33.93	29.35	46.15	40.27	50.02	39.57
Fourth Quarter	30.91	26.36	45.96	39.90	47.08	36.20

Our common stock is traded on the New York Stock Exchange (symbol: SUP). We had approximately 737 shareholders of record and 26.7 million shares issued and outstanding as of January 31, 2005. Information relating to equity securities authorized under our equity compensation plans as of December 31, 2004 is set forth under the caption “Equity Compensation Plan Information” in our 2005 Annual Proxy Statement, which is incorporated herein by reference.

Dividend Policy

During 2004 and 2003, we paid quarterly cash dividends totaling $0.585 per share and $0.525 per share, respectively, in each year. In May 2004, our Board of Directors announced a 12.7 percent increase in the quarterly cash dividend, to an annual $0.62 per share, representing the twenty-first consecutive year of dividend increases. We anticipate continuing the policy of paying dividends, which is contingent upon various factors, including economic and market conditions, none of which can be accurately predicted.

Repurchases of Common Stock

On March 17, 2000, the Board of Directors authorized the repurchase of 4,000,000 shares of the company’s common stock as part of the 2000 Stock Repurchase Plan (the “Plan”). Below is a table of stock repurchases during the fourth quarter of 2004 under the Plan:

			Cumulative	Number
	Total Number	Average	Number of	of Shares
	of Shares	Price Paid	Shares	Remaining
Period	Purchased (1)	per Share	Purchased	To Purchase
September 27th-October 24th	27,800	$28.50	802,305	3,197,695
October 25th-November 21st	—	$—	802,305	3,197,695
November 22nd -December 26th	—	$—	802,305	3,197,695

Total	27,800	$28.50	802,305	3,197,695

(1)	During the period covered, the company did not repurchase any shares other than pursuant to the Plan.

ITEM 6 — SELECTED FINANCIAL DATA

Year Ended December 31, (1)	2004	2003	2002	2001	2000

Income Statement (in $000)
Net Sales	$901,755	$840,349	$782,599	$643,395	$644,899
Gross Profit	82,116	123,791	140,310	105,355	142,221
Net Income	$44,655	$73,720	$78,250	$55,354	$79,937

Balance Sheet (in $000)
Current Assets	$368,976	$388,510	$368,941	$280,271	$245,579
Current Liabilities	87,343	83,621	97,123	71,137	75,022
Working Capital	281,633	304,889	271,818	209,134	170,557
Total Assets	744,528	703,205	645,796	540,838	491,664
Long–term Debt	—	—	—	—	—
Shareholders’ Equity	$603,264	$576,582	$515,227	$438,521	$399,307

Financial Ratios
Current Ratio (2)	4.2:1	4.6:1	3.8:1	3.9:1	3.3:1
Long–term Debt/Total Capitalization (3)	0.0%	0.0%	0.0%	0.0%	0.0%
Return on Average Shareholders’ Equity (4)	7.4%	13.1%	16.0%	13.1%	21.3%

Share Data
Earnings – Basic	$1.68	$2.76	$2.97	$2.14	$3.07
Earnings – Diluted	$1.67	$2.73	$2.91	$2.10	$3.04
Shareholders’ Equity at Year–End	$22.67	$21.54	$19.39	$16.91	$15.45
Dividends Declared	$0.6025	$0.5375	$0.485	$0.43	$0.39

(1)	Our fiscal year is the 52- or 53-week period ending on the last Sunday of the calendar year. The fiscal years 2004, 2003, 2002 and 2001 comprise the 52-week period ended December 26, 2004, December 28, 2003, December 29, 2002 and December 30, 2001, respectively; and fiscal year 2000 comprises the 53-week period ended on December 31, 2000. For convenience of presentation, all fiscal years are shown to begin as of January 1 and end as of December 31. The differences between the fiscal periods used in this Form 10-K and actual fiscal periods are not material.

(2)	Current Ratio means current assets divided by current liabilities.

(3)	Long-term Debt/Total Capitalization represents long-term debt divided by total shareholders’ equity plus long-term debt.

(4)	Return on Average Shareholders’ Equity means net income divided by average shareholders’ equity. Average shareholders’ equity means beginning of year shareholders’ equity plus ending shareholders’ equity divided by two.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Pricing pressures have intensified as suppliers in Asia and other areas of the world enter our market and existing domestic competitors have become more aggressive in their efforts to fill available plant capacity. Additionally, our domestic customers are requiring their suppliers to reduce their sales prices. While we have ongoing programs to reduce our own costs through process automation and identification of industry best practices, and had been successful in substantially mitigating these pricing pressures in the past, it has become increasingly more difficult to do so. Given the continuing nature of these pricing pressures today, and the lengthy time periods necessary to implement best practices and to reduce labor and other costs through automation, our profit margins will continue to be less than our historical levels. We will continue to attempt to increase our operating margins from current operating levels by aggressively implementing cost savings strategies to meet customer pricing expectations and increasing industry-wide price competition. However, the impact of these strategies on our future financial position and results of operations will be negative, the extent of which cannot be predicted, and we may not be able to develop and implement sufficient cost savings strategies to offset the impact of these pricing pressures on our financial position and results of operations in future periods.

Year Ended December 31,	2004	2003	2002

(Dollars in Thousands, except per share amounts)
Net Sales	$901,755	$840,349	$782,599
Gross Profit	82,116	123,791	140,310
Percent of Net Sales	9.1%	14.7%	17.9%
Operating Income	$56,340	$100,889	$109,467
Percent of Net Sales	6.2%	12.0%	14.0%
Net Income	$44,655	$73,720	$78,250
Percent of Net Sales	5.0%	8.8%	10.0%
Diluted Earnings Per Share	$1.67	$2.73	$2.91

Sales

In 2004, total revenues increased approximately 7 percent, while unit shipments to the major vehicle original equipment manufacturers (OEM) increased by less than 1 percent over the prior year. Consolidated net sales increased $61.5 million to $901.8 million in 2004 from $840.3 million in 2003. Excluding project development revenues, which totaled $13.0 million this year compared to $17.1 million a year ago, aluminum wheel sales increased $50.3 million in 2004 to $859.2 million from $808.9 million a year ago, a 6 percent increase compared to the one-half percent increase in unit shipments, due to the average selling price of our wheels increasing approximately 6 percent. An increase in the pass-through price of aluminum increased the average selling price by approximately 5 percent and the shift in mix to larger and chrome-plated wheels during 2004, net of price discounts to our customers, increased the average selling price by an additional 1 percent. Consolidated net sales in 2004 also included $29.5 million of aluminum suspension component sales compared to $14.4 million in 2003.

Unit shipments to Ford Motor Company (Ford) and General Motors Corporation (GM) totaled 81 percent of total OEM unit shipments in 2004 compared to 85 percent a year ago. The balance of 2004 unit shipments to DaimlerChrysler and to our international customers totaled 9 percent and 10 percent, respectively, compared to 5 percent and 10 percent, respectively, in 2003. The increase of one-half percent in OEM aluminum wheel unit shipments in 2004 compares favorably to a decrease of 1 percent in North American automotive production of passenger cars and light trucks, indicating further market share gains in 2004. This is principally due to our winning major new wheel contracts and, to a lesser extent, the increasing aluminum wheel penetration rate. According to Ward’s Automotive Yearbook 2003, an auto industry publication, aluminum wheel installation rates on automobiles and light trucks in the U.S. rose slightly to 61 percent for the 2003 model year. Aluminum wheel installation rates have increased to this level since the mid-1980s, when this rate was only 10 percent. However, in recent years, this rate has slowed, increasing only 9 percent from 52 percent for the 1997 model year, a trend which we expect to continue. In addition, our ability to grow will be negatively impacted by the customer pricing pressure cited above and overall economic conditions that impact the sales of passenger cars and light trucks.

Consolidated net sales in 2003 increased $57.7 million, or 7 percent, to $840.3 million from $782.6 million in 2002. Excluding project development revenues, which totaled $17.1 million in 2003 compared to $13.8 million in 2002, OEM wheel sales increased to $808.9 million from $765.1 million in 2002, a 6 percent increase compared to a 3 percent increase in unit shipments. The increase in OEM aluminum wheel shipments in 2003 compared favorably to the decrease of 3 percent in North American automotive production of passenger cars and light trucks. The average selling price of our wheels in 2003 increased approximately 3 percent from 2002, as a shift in mix to larger wheels, net of price discounts to our customers, increased the average selling price by approximately 2 percent, and an increase in the pass-through price of aluminum increased the average selling price by approximately 1 percent.

Gross Profit

During 2004, gross profit decreased $41.7 million, or 33.7 percent, to $82.1 million, or 9.1 percent of net sales, from $123.8 million, or 14.7 percent of net sales, in 2003. The principal factors impacting our gross profit were continued global pricing pressures from our customers, decreased demand for high-volume, high-profit specialty wheels and additional unreimbursed developmental expenses related to new wheel and aluminum suspension components opportunities. Furthermore, following our plant shutdowns in early July of 2004, our OEM customers announced extended shutdowns of their plants, due to high inventory levels at the end of the second quarter of 2004. Additionally, erratic customer shipment schedules during the last half of the 2004 year exacerbated our ability to achieve a steady state of efficient production at several of our plants. These conditions are expected to continue into 2005. Finally, the process of further automating and expanding our production facilities and implementing best practices in an effort to 1) reduce our own cost structure, 2) respond to customer changes in cosmetic and quality standards and 3) improve product flow due to a higher mix of larger diameter wheels, has caused, and is expected to continue to cause for a period of time, various operating issues and inefficiencies. These include material handling problems due to the relocation of production equipment and conveyor systems, decreased productivity on larger diameter wheels due to fewer wheels being processed per hour, additional operations required on certain wheels, etc. As a result, our labor costs are higher than normal because the planned labor savings from the various automation programs being implemented cannot be attained due to the deferral of headcount reductions to handle additional rework caused by higher internal reject rates. Although we continue to make progress in correcting these issues and inefficiencies, we cannot predict when these programs will be fully implemented.

Also included in gross profit is the loss of the aluminum suspension component business of $11.4 million in 2004 compared to $10.5 million a year ago. The operating loss in 2004 was greater than anticipated due to our inability to efficiently meet the start-up demands of new programs and higher shipment level in the 2nd half of the year, and unexpected equipment failures. These factors caused excessive overtime and additional expense for expedited shipments to meet customer demand.

During 2003, gross profit decreased $16.5 million to $123.8 million, or 14.7 percent of net sales, from $140.3 million, or 17.9 percent of net sales, in 2002. Beginning with the first quarter of 2003, the operating results of the aluminum suspension components business are no longer shown as a separate line item in the statement of income and are included in the determination of gross profit. This change reduced gross profit in 2003 by $10.5 million, or 1.6 percent of net sales, representing the loss experienced in that business. The principal factors impacting gross profit were continued customer price reductions and decreases in certain high-volume, high-profit specialty wheels. To a lesser extent, our gross profit was also impacted by decreased utilization rates in our U.S. manufacturing facilities while three of the plants were being expanded, extra costs and inefficiencies related to these plant expansions and additional costs and delays related to a record number of new wheel program launches. Additionally, the difference between the market price and the fixed price of aluminum delivered during 2003 pursuant to our aluminum contracts negatively impacted gross profit. During the fourth quarter of 2003, all future fixed-price aluminum purchase commitments were liquidated at a price that approximated contract value.

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

Other factors impacting our gross margin percentage are the continued pricing pressures from our customers and increasing global industry-wide competition. Pricing pressures have intensified as suppliers in Asia and other areas of the world enter the market and competitors become more aggressive in their efforts to fill open plant capacity. While we have ongoing programs to reduce costs and, in the past, have been successful in substantially mitigating these pricing pressures, it is becoming increasingly difficult to do so without impacting margins. We will continue to aggressively implement cost savings strategies to meet customer pricing expectations and industry-wide competition in order to improve our gross profit margins from current levels. However, the impact of these factors on our future financial position and results of operations cannot be predicted, and we may not be able to implement sufficient cost savings strategies to mitigate any future negative impact.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $22.9 million, or 2.5 percent of net sales in 2004, compared to $22.9 million, or 2.7 percent of net sales in 2003 and $22.3 million, or 2.9 percent of net sales in 2002. In 2004, higher retirement costs and professional fees, principally related to audit, offset lower compensation costs, principally bonuses, due to the decreased profitability. The increase in 2003 versus 2002 was due primarily to slightly higher compensation costs and related fringes.

Provision for Doubtful Accounts

On February 2, 2005, Tower Automotive, Inc., an aluminum suspension components customer, filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The financial statements for the year ended December 31, 2004, include a provision for doubtful accounts totaling $2.9 million to cover the potential write-off of receivables at December 26, 2004.

Aluminum Suspension Components Start-up Costs

Beginning with the first quarter of 2003, the operating results of our aluminum suspension and related underbody components business in Heber Springs, Arkansas have been included in the determination of gross profit. Prior to that date, the initial developmental start-up costs associated with this business, which totaled $8.5 million in 2002, were shown as start-up costs in the consolidated statement of income.

Interest Income, net

Interest income for the year increased slightly to $2.8 million from $2.7 million in 2003, as the additional interest earned on the $16.5 million increase in cash available for investment was offset by a slight decrease in the average rate of return, which approximated 1.5 percent. Interest income in 2003 decreased to $2.7 million from $3.5 million in 2002, as the average rate of return decreased to 1.5 percent from 2.5 percent.

Equity in Earnings of Joint Ventures

We have two 50 percent owned joint ventures – Topy-Superior Limited (TSL), which earns a commission for marketing our products to potential OEM customers based in Asia, and Suoftec Light Metal Products, Ltd. (Suoftec), a manufacturer of both light-weight forged and cast aluminum wheels in Hungary. The investment in these joint ventures is accounted for utilizing the equity method of accounting. Accordingly, our share of joint venture net income is included in the consolidated statements of income in “Equity in Earnings of Joint Ventures”. The net operating results of the TSL joint venture did not have a material impact on our results of operations or financial condition.

Our share of Suoftec’s net income amounted to $8.1 million in 2004 compared to $8.9 million in 2003, and $6.2 million in 2002. The decrease in profitability in 2004 was due principally to a 2 percent decline in unit shipments, lower average selling prices and higher operating costs due to a recent expansion of the casting operation. The decrease in operating results was partially offset by an increase in the foreign exchange rate of the Euro compared to the U.S. dollar. The improvement in profitability in 2003 compared to 2002 was due equally to significant increases in the foreign exchange rate of the Euro compared to the U.S. dollar and to manufacturing cost reductions. In order to meet the expected increase in demand of the European aluminum wheel market, the joint venture’s plant was expanded in 2003 to increase annual capacity by approximately 25 percent to 2.5 million cast and forged wheels. See Note 6 — “Investments” to the consolidated financial statements for additional information regarding the Suoftec joint venture.

Effective Income Tax Rate

The consolidated tax rate in 2004 was 32.5 percent of pretax income compared to 35.0 percent in 2003 and 2002. The relationship of federal tax credits, permanent tax differences and foreign income, which is taxed at rates other than statutory, to a lower pretax income in the current period are the principal reasons for the decrease in the effective income tax rate. Accounting judgment is required when reserving for probable disallowance of identified exposures. Accounting rules dictate that general reserves are not allowed and that changed substantive facts or specific events must exist to change reserve amounts. The resolution of an audit by taxing authorities or the expiration of a statute of limitations governs when a reserve is no longer required for a given exposure. During 2004 and 2003, statutes expired on certain previously identified exposures, while certain additional exposures were identified. The net effect of these changes was an increase in required tax reserves of $3.7 million in 2004 and $4.6 million in 2003.

Net Income

As a result of the above, net income in 2004 decreased $29.0 million, or 39.4 percent, to $44.7 million, or 5.0 percent of net sales, from $73.7 million, or 8.8 percent of net sales, in 2003. Diluted earnings per share decreased $1.06, or 38.8 percent, to $1.67 in 2004 from $2.73 a year ago. Net income in 2003 decreased $4.6 million to $73.7 million, or 8.8 percent of net sales, from $78.3 million, or 10.0 percent of net sales, in 2002. Diluted earnings per share in 2003 decreased to $2.73 from $2.91 in 2002.

Liquidity and Capital Resources

Our sources of cash liquidity include cash and short-term investments, net cash provided by operating activities, amounts available under credit facilities and other external sources of funds. During the three years ended December 31, 2004, we had no long-term debt and had not utilized an uncommitted $20 million line of credit. At December 31, 2004, our cash and short-term investments totaled $119.6 million compared to cash and $156.8 million a year ago and $155.2 million at the end of 2002. The decrease in cash and short-term investments in 2004 was due to our investing $38.7 million in long-term corporate bonds during the year, which are included in “Investments” in the consolidated balance sheet. Accordingly, all working capital requirements, investing activities, cash dividend payments and repurchases of our common stock during these three years have been funded from internally generated funds, the exercise of stock options or existing cash and short-term investments. The following table summarizes the cash flows from operating, investing and financing activities as reflected in the consolidated statements of cash flows.

Year Ended December 31,	2004	2003	2002

(In Thousands)
Net cash provided by operating activities	$77,111	$76,582	$96,030
Net cash (used in) investing activities	(121,577)	(5,807)	(108,719)
Net cash (used in) provided by financing activities	(21,037)	(10,073)	1,995

Net (decrease) increase in cash and cash equivalents	$(65,503)	$60,702	$(10,694)

We generate our principal working capital resources primarily through operations. Net cash provided by operating activities increased $0.5 million to $77.1 million in 2004, compared to $76.6 million for the same period a year ago. The $29.1 million decrease in net income was offset by favorable changes in non-cash items totaling $15.3 million and favorable changes in operating assets and liabilities of $14.3 million. The principal favorable changes in non-cash items were in depreciation and equity in earnings of joint ventures. The favorable change in operating assets and liabilities was due principally to favorable changes in funding requirements of accounts payable, totaling $25.2 million, and accounts receivable, totaling $10.5 million, offset by an unfavorable change in funding requirements of inventories, totaling $ 19.6 million.

The increased requirements for accounts payable in the current period were due principally to the timing of payments for raw materials and capital expenditures. Cash required to fund the increase in accounts receivable from customers in the current period was $ 6.3 million versus a requirement of $16.8 million in the same period a year ago, as the increase in customer sales was less in the current period. The higher funding requirement for inventories in the current period was due principally to a sharp reduction in customer releases in the 4th quarter and a 24 percent increase in the cost of aluminum.

The $77.1 million cash flow from operating activities in 2004, the $156.8 million in short-term investments from a year ago, and the $1.4 million proceeds from the exercise of company stock options were used for capital expenditures of $54.6 million, for cash dividends of $15.6 million, for common stock repurchases totaling $6.8 million, with the balance reinvested in long-term and short-term investments of $38.7 million and $28.3 million, respectively. Capital expenditures in 2004 included $45.4 million for wheel manufacturing operations and $9.2 million for the aluminum suspension components operation. The principal expenditures for the wheel facilities were for automation projects and ongoing improvements.

Cash provided by operating activities decreased $19.4 million to $76.6 million in 2003 from $96.0 million in 2002, due principally to a net unfavorable change in working capital requirements. Cash required to fund the increases in accounts receivable from customers and to pay suppliers and employees for materials and labor and overhead decreased by $13.3 million and $7.3 million, respectively. Cash requirements for capital expenditures and income taxes increased in 2003 by $27.0 million and $11.0 million, respectively. The increase in cash requirements for capital items in 2003 was due principally to the high level of plant expansion activity in the latter part of 2002. Payables related to capital items generally have extended payment terms from the date of receipt until final approval and payment. The $76.6 million cash flow from operating activities in 2003, the $59.0 million in short-term investments from the year prior, and the $7.9 million proceeds from the exercise of company stock options were used for capital expenditures of $64.6 million, for cash dividends of $14.0 million, and for common stock repurchases totaling $4.0 million. Capital expenditures in 2003 included expansions of three of our wheel plant facilities in Arkansas and Kansas, as well as ongoing improvements at our other locations.

Over the past sixteen years, we have expended over $650 million for new plants, expansion programs and ongoing improvements. The majority of the expansion financing was sourced from internally generated cash flow, to construct and expand our world-class road wheel facilities and to continuously improve all of our manufacturing plants. Including the construction of our third wheel facility in Chihuahua, Mexico, capital expenditures in 2005 and 2006 are expected to approximate $125-150 million. This estimate does not include the possibility of a joint venture wheel plant in Asia. We anticipate funding these capital expenditures from internally generated cash flow and, to the extent necessary, from existing cash and short-term and long-term investments.

Our financial condition remained strong in 2004. Working capital of $281.6 million at December 31, 2004 included $119.8 million in cash and short-term investments. The current ratio at year-end was 4.2:1 compared to 4.6:1 a year ago. Accordingly, we believe we are well positioned to take advantage of new and complementary business opportunities, to further expand into international markets and to withstand any moderate downturns in the economy.

Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products, such as our aluminum suspension and related underbody components.

We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable, and accounts payable, require the transfer of funds denominated in their respective functional currencies – the Mexican Peso and the Euro. The value of the Mexican Peso varied during 2004, but was virtually unchanged in relation to the U.S. dollar at the end of the year. The Euro, on the other hand, experienced a 9 percent increase versus the U.S. dollar. Foreign currency transaction gains and losses, which are included in other income (expense) in the consolidated statement of income, have not been significant.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican Peso has experienced periods of elative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations has resulted in a cumulative unrealized translation loss at December 31, 2004 of $43.7 million. Since our initial investment in our joint venture in Hungary in 1995, the fluctuations in functional currencies – originally the German Deutsche Mark and now the Euro – have resulted in a cumulative unrealized translation gain at December 31, 2004 of $2.4 million. Translation gains and losses are included in other comprehensive income (loss) in the consolidated statement of shareholders’ equity.

Our primary risk exposure relating to derivative financial instruments result from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At December 31, 2004, we held open foreign currency Euro forward contracts totaling $10.4 million, with an unrealized gain of $2.6 million. At December 31, 2003, we held open foreign currency Euro forward contracts totaling $20.8 million, with an unrealized gain of $2.9 million. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by a similar percentage of the current market value. We do not have similar derivative instruments for the Mexican Peso.

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas over the next three years. The contract value and fair value of these purchase commitments approximated $19 million and $24 million, respectively, at December 31, 2004. As of December 31, 2003, the aggregate contract value and fair value of all purchase commitments were $32 million and $34 million, respectively, including purchase commitments for the delivery of aluminum in 2003 and 2004, and purchase commitments for the delivery of natural gas in 2004 through 2006. The 2003 aluminum purchase commitments were delivered as agreed and the 2004 aluminum purchase commitments were liquidated in November 2003 at a price that approximated our contract price. Purchases under commodity contracts for the three years ended December 31, 2004, totaled $12.6 million in 2004, $96.2 million in 2003, and $125.5 million in 2002. Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.

The following schedule summarizes our contractual obligations as of December 31, 2004 (amounts in millions):

	Payments Due by Period
Contractual Obligations	2005	2006	2007	2008	2009	Thereafter	Total

Commodity contracts	$14	$10	$—	$—	$—	$—	$24
Retirement plans	2	2	2	2	2	39	49
Euro forward contracts	10	—	—	—	—	—	10
Operating leases	3	2	2	2	2	3	14

Total contractual	$29	$14	$4	$4	$4	$42	$97

Inflation

Inflation has not had a material impact on our results of operations or financial condition for the three years ended December 31, 2004. Wage increases have averaged 2 to 3 percent during this period and, as indicated above, cost increases of our principal raw material, aluminum, are passed through to our customers. However, cost increases for our other raw materials and for energy may not be similarly recovered in our selling prices. Additionally, the competitive global pricing pressures we have experienced recently are expected to continue, which will also lessen the possibility of recovering these types of cost increases.

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

Revenue Recognition - Our products are manufactured to customer specification under standard purchase orders. We ship our products to OEM customers based on release schedules provided weekly by our customers. Our sales and production levels are highly dependent upon the weekly production levels of our customers. Sales of these products, net of estimated pricing adjustments, and their related costs are recognized when title and risk of loss transfers to the customer, generally upon shipment. A portion of our selling prices to OEM customers is attributable to the aluminum content of our wheels. Our selling prices are adjusted periodically for changes in the current aluminum market based upon specified aluminum price indices during specific pricing periods, as agreed with our customers. Project development revenues for the development of wheels and components and related initial tooling that are reimbursed by our customers are recognized as such related costs and expenses are incurred and recoverability is confirmed by the issuance of a customer purchase order.

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts receivable based upon the expected collectibility of all trade receivables. The allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

Inventories - Inventories are stated at the lower of cost or market value and categorized as raw material, work-in-process or finished goods. When necessary, management uses estimates of net realized value to record inventory reserves for obsolete and/or slow-moving inventory. Each quarter, our inventory values, which are based upon standard costs for raw materials and labor and overhead established at the beginning of the year, are adjusted to estimated actual costs through the recording of a first-in, first-out (FIFO) adjustment. Current raw material prices and labor and overhead costs are utilized in developing these adjustments.

Retirement Plans - Subject to certain vesting requirements, our unfunded retirement plans generally provide for a benefit based on final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. The net pension cost and related benefit obligations are based on, among other things, assumptions of the discount rate, future salary increases and the mortality of the participants. The periodic costs and related obligations are measured using actuarial techniques and assumptions.

Product Liability and Loss Reserves - Workers’ compensation accruals are based upon reported claims in process and actuarial estimates for losses incurred but not reported. Loss reserves, including incurred but not reported reserves, are based on estimates developed by third party administrators and actuaries, and ultimate settlements may vary significantly from such estimates due to increased claims frequency or the severity of claims.

Income Tax Reserves - Despite our belief that our tax return positions are consistent with applicable tax laws, experience has shown that taxing authorities can challenge certain positions. Settlement of any challenge can result in no change, a complete disallowance or some partial adjustment reached through negotiations or even litigation. Accordingly, accounting judgment is required in evaluating our tax reserves, which are adjusted only in light of substantive changes in facts and circumstances, such as the resolution of an audit by taxing authorities or the expiration of a statute of limitations. Accordingly, our tax expense for a given period will include reserve provisions for newly identified exposures, as well as reserve reductions for exposures resolved through audit, expiration of a statute of limitations or other substantive changes in facts and circumstances.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB

No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. The new standard shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate the adoption of this new accounting standard will have a material impact on our financial position or results of operations.

In December 2004, the FASB issued its final standard on accounting for share-based payments (SBP), FASB Statement No. 123 (revised 2004), “Share-Based Payment (FAS 123R),” that requires us to expense the fair value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. As a public company, we are allowed to select from three alternative transition methods—each having different reporting implications. The effective date for FAS 123R is the period beginning July 1, 2005, and applies to all outstanding and unvested SBP awards at our adoption date. We have not completed our evaluation or determined the impact of adopting FAS 123R. However, we have disclosed the proforma impact of our employee stock options, as described in Note 1 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

•	Global Pricing. We continue to experience increased competition in our domestic and international markets. In addition to the fact that some initial products are being shipped to the U.S. from Asia, many of our competitors have excess capacity and, because of their financial condition, are placing intense pricing pressure in our market place. These competitive pressures are expected to continue and may result in decreased sales volumes and unit price reductions, resulting in lower revenues, gross profit and operating income.

•	Key Customers. Ford and GM were our only customers accounting for more than 10 percent of consolidated net sales in 2004. GM and Ford together represented approximately 79 percent of our annual sales in 2004 and 85 percent and 87 percent of total sales in 2003 and 2002, respectively. The loss of all or a substantial portion of our sales to either or both of these two customers would have a material adverse impact on our financial results, unless the lost volume could be replaced. However, we believe this risk is somewhat offset in short-term periods because our 193 different wheel programs with these two customers are with different divisions and expire on differing dates.

•	Decline in Production of Passenger Cars and Light Trucks. A significant decline in the production of passenger cars and/or light trucks by automobile manufacturers would adversely affect our revenue and if such decline continues for a sustained period, would have a material adverse impact on our financial results.

•	New Component Products. We have made a significant investment in research, development and marketing for the automotive suspension and underbody components business. Significant revenue from these investments may not be achieved for a number of years, if at all. The future success of this business is highly dependent on our ability to obtain additional contract awards, which in part depends on industry conversion to lighter aluminum components.

•	Litigation. We are subject to a variety of claims and lawsuits, including product liability and other matters. While we believe that none of the litigation matters in which we are currently involved will have a material impact on our financial position or results of operations, it is possible that, even though we believe we have adequate insurance coverage or are likely to prevail on the merits, one or more of these matters could be resolved in a manner that would ultimately have a material impact on our financial condition, and could negatively impact our revenues, operating margins and net income.

•	International Operations. We manufacture our products in Mexico and Hungary and sell our products throughout the world. Unfavorable changes in foreign cost structures, trade protection laws, policies and other regulatory requirements affecting trade and investments, social, political, labor, or economic conditions in a specific country or region, including foreign exchange rates, difficulties in staffing and managing foreign operations and foreign tax consequences, among other factors, could have a negative effect on our business and results of operations.

•	Other. Other issues and uncertainties include:

•	Changes in U.S., global or regional economic conditions, currency exchange rates, war or significant terrorist acts, or political instability in major markets, all of which may affect automobile sales, which in turn could cause our customers to cancel orders, as has happened in the past;

•	Periodic or sustained shortages of natural gas and other energy sources that may impact our performance and profitability;

•	Changes in commodity prices of the materials used in our products, or substantial increases in material costs that may impact the demand for aluminum wheels;

•	Changes in the laws, regulations, policies, or other activities of governments, agencies, and similar organizations where such actions may affect our ability to produce products at a competitive price;

•	Adverse weather conditions or natural disasters, such as earthquakes, tornados and hurricanes, which may, among other things, impair production at our manufacturing facilities;

•	Our ability to attract or retain key employees to operate our manufacturing facilities and corporate office;

•	Success of our strategic and operating plans to properly direct the company, including obtaining new contracts for our suspension and underbody components business; and,

•	International, political and military developments that may affect automobile production and sales.

This list of factors that may affect future performance and the accuracy of forward-looking statements are by no means complete. Additional factors that may affect future performance and the accuracy of forward-looking statements are contained in this Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the global competitive nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products, such as our aluminum suspension and related underbody components.

We have foreign operations in Mexico and Hungary that, due to cash transfers and intercompany wheel purchases, require the transfer of funds denominated in their respective functional currencies – the Mexican Peso and the Euro. The value of the Mexican Peso varied during 2004, but was virtually unchanged in relation to the U.S. dollar at the end of the year. The Euro, on the other hand, experienced a 9 percent increase versus the U.S. dollar. Foreign currency transaction gains and losses, which are included in other income (expense) in the consolidated statement of income, have not been significant.

As it relates to foreign currency translation losses, however, since 1990, the Mexican Peso has experienced periods of elative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations has resulted in a cumulative unrealized translation loss at December 31, 2004 of $43.7 million. Since our initial investment in our joint venture in Hungary in 1995, the fluctuations in functional currencies – originally the German Deutsche Mark and now the Euro – have resulted in a cumulative unrealized translation gain at December 31, 2004 of $2.4 million. Translation gains and losses are included in other comprehensive income (loss) in the consolidated statement of shareholders’ equity.

Our primary risk exposure relating to derivative financial instruments result from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At December 31, 2004, we held open foreign currency Euro forward contracts totaling $10.4 million, with an unrealized gain of $2.6 million. At December 31, 2003, we held open foreign currency Euro forward contracts totaling $20.8 million, with an unrealized gain of $2.9 million. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by a similar percentage of the current market value.

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas over the next three years. The contract value and fair value of these purchase commitments approximated $19 million and $24 million, respectively, at December 31, 2004. As of December 31, 2003, the aggregate contract value and fair value of all purchase commitments were $32 million and $34 million, respectively, including purchase commitments for the delivery of aluminum in 2003 and 2004, and purchase commitments for the delivery of natural gas in 2004 through 2006. The 2003 aluminum purchase commitments were delivered as agreed and the 2004 aluminum purchase commitments were liquidated in November 2003 at a price that approximated our contract price. Purchases under commodity contracts for the three years ended December 31, 2004, totaled $12.6 million in 2004, $96.2 million in 2003, and $125.5 million in 2002. Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.

The following schedule summarizes our contractual obligations as of December 31, 2004 (amounts in millions):

	Payments Due by Period
Contractual Obligations	2005	2006	2007	2008	2009	Thereafter	Total

Commodity contracts	$14	$10	$—	$—	$—	$—	$24
Retirement plans	2	2	2	2	2	39	49
Euro forward contracts	10	—	—	—	—	—	10
Operating leases	3	2	2	2	2	3	14

Total contractual	$29	$14	$4	$4	$4	$42	$97

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Superior Industries International, Inc.:

We have completed an integrated audit of Superior Industries International, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Superior Industries International, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Los Angeles, California
March 14, 2005

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2004	2003	2002

NET SALES	$901,755,000	$840,349,000	$782,599,000
Cost of sales	819,639,000	716,558,000	642,289,000

GROSS PROFIT	82,116,000	123,791,000	140,310,000

Selling, general and administrative expenses	22,872,000	22,902,000	22,313,000
Provision for doubtful accounts	2,904,000	—	—
Aluminum suspension components start-up costs	—	—	8,530,000

INCOME FROM OPERATIONS	56,340,000	100,889,000	109,467,000

Equity in earnings of joint ventures	8,611,000	8,655,000	6,260,000
Interest income, net	2,772,000	2,727,000	3,519,000
Other income (expense), net	(1,614,000)	1,144,000	1,138,000

INCOME BEFORE INCOME TAXES	66,109,000	113,415,000	120,384,000
Income taxes	21,454,000	39,695,000	42,134,000

NET INCOME	$44,655,000	$73,720,000	$78,250,000

EARNINGS PER SHARE – BASIC	$1.68	$2.76	$2.97

EARNINGS PER SHARE – DILUTED	$1.67	$2.73	$2.91

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

December 31,	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$91,344,000	$156,847,000
Short-term investments	28,300,000	—
Accounts receivable, net	150,560,000	147,579,000
Inventories, net	89,984,000	68,228,000
Deferred income taxes	2,583,000	3,616,000
Prepaid expenses	6,205,000	12,240,000

Total current assets	368,976,000	388,510,000

Property, plant and equipment, net	274,830,000	261,733,000
Investments	91,860,000	45,503,000
Other assets	8,862,000	7,459,000

Total Assets	$744,528,000	$703,205,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,351,000	$30,398,000
Accrued expenses	44,814,000	38,534,000
Income taxes payable	178,000	14,689,000

Total current liabilities	87,343,000	83,621,000

Executive retirement liabilities	17,203,000	15,024,000
Deferred income taxes	36,718,000	27,978,000
Commitments and contingent liabilities (see Note 11)	—	—
Shareholders’ equity
Preferred stock, $25.00 par value; Authorized – 1,000,000 shares; Issued – none
Common stock, $0.50 par value; Authorized – 100,000,000 shares; Issued and outstanding – 26,621,191 shares (26,768,666 shares at December 31, 2003)	13,310,000	13,384,000
Additional paid-in-capital	23,235,000	28,431,000
Accumulated other comprehensive loss	(38,586,000)	(41,935,000)
Retained earnings	605,305,000	576,702,000

Total shareholders’ equity	603,264,000	576,582,000

Total Liabilities and Shareholders’ Equity	$744,528,000	$703,205,000

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
	Common Stock		Additional	Other
	Number of		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total

BALANCE AT DECEMBER 31, 2001	25,932,681	$12,966,000	$2,124,000	$(28,488,000)	$451,919,000	$438,521,000

Comprehensive Income:
Net income	—	—	—	—	78,250,000	78,250,000
Other comprehensive loss	—	—	—	(10,158,000)	—	(10,158,000)
Comprehensive income	—	—	—	—	—	68,092,000

Stock options exercised, including related tax benefit	740,256	371,000	25,201,000	—	—	25,572,000

Repurchases of common stock	(99,500)	(50,000)	(4,074,000)	—	—	(4,124,000)

Cash dividends declared ($0.485 per share)	—	—	—	—	(12,834,000)	(12,834,000)

BALANCE AT DECEMBER 31, 2002	26,573,437	$13,287,000	$23,251,000	$(38,646,000)	$517,335,000	$515,227,000

Comprehensive Income:
Net income	—	—	—	—	73,720,000	73,720,000
Other comprehensive loss	—	—	—	(3,289,000)	—	(3,289,000)
Comprehensive income	—	—	—	—	—	70,431,000

Stock options exercised, including related tax benefit	302,529	151,000	9,089,000	—	—	9,240,000

Repurchases of common stock	(107,300)	(54,000)	(3,909,000)	—	—	(3,963,000)

Cash dividends declared ($0.5375 per share)	—	—	—	—	(14,353,000)	(14,353,000)

BALANCE AT DECEMBER 31, 2003	26,768,666	$13,384,000	$28,431,000	$(41,935,000)	$576,702,000	$576,582,000

Comprehensive Income:
Net income	—	—	—	—	44,655,000	44,655,000
Other comprehensive income	—	—	—	3,349,000	—	3,349,000
Comprehensive income	—	—	—	—	—	48,004,000

Stock options exercised, including related tax benefit	56,125	28,000	1,519,000			1,547,000

Repurchases of common stock	(203,600)	(102,000)	(6,715,000)	—	—	(6,817,000)

Cash dividends declared ($0.6025 per share)	—	—	—	—	(16,052,000)	(16,052,000)

BALANCE AT DECEMBER 31, 2004	26,621,191	$13,310,000	$23,235,000	$(38,586,000)	$605,305,000	$603,264,000

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

Year Ended December 31,	2004	2003	2002

NET INCOME	$44,655,000	$73,720,000	$78,250,000
Adjustment to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	39,281,000	33,577,000	32,605,000
Equity in earnings of joint ventures, net of dividends received	(4,081,000)	(8,655,000)	(6,260,000)
Deferred income taxes	8,780,000	11,409,000	406,000
Provision for doubtful accounts	2,904,000	—	—
Other non-cash items	3,534,000	(1,203,000)	539,000
Changes in operating assets and liabilities:
Accounts receivable	(6,280,000)	(16,808,000)	(30,140,000)
Inventories	(21,455,000)	(1,861,000)	(9,133,000)
Other assets	5,803,000	(1,173,000)	(2,171,000)
Accounts payable	11,957,000	(13,265,000)	13,728,000
Income taxes payable	(14,511,000)	(347,000)	10,695,000
Other liabilities	6,524,000	1,188,000	7,511,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	77,111,000	76,582,000	96,030,000

Cash flows from investing activities:

Purchases of held-to-maturity securities	(149,670,000)	(41,188,000)	(114,863,000)
Proceeds from sales of held-to-maturity securities	82,672,000	99,957,000	54,020,000
Additions to property, plant and equipment	(54,579,000)	(64,576,000)	(47,876,000)

NET CASH USED IN INVESTING ACTIVITIES	(121,577,000)	(5,807,000)	(108,719,000)

Cash flows from financing activities:

Cash dividends paid	(15,609,000)	(13,994,000)	(12,368,000)
Repurchases of common stock	(6,817,000)	(3,963,000)	(4,124,000)
Stock options exercised	1,389,000	7,884,000	18,487,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(21,037,000)	(10,073,000)	1,995,000

Net (decrease) increase in cash and cash equivalents	(65,503,000)	60,702,000	(10,694,000)

Cash and cash equivalents at the beginning of the year	156,847,000	96,145,000	106,839,000

Cash and cash equivalents at the end of the year	$91,344,000	$156,847,000	$96,145,000

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We are also building our position in the growing market for aluminum suspension and related underbody components to complement our OEM aluminum wheel business. We have won contracts that are expected to accumulate to an average of $49 million in annual revenue for 2005 — 2007 to manufacture numerous suspension and underbody components, including upper and lower control arm bracket assemblies, suspension brackets and knuckles. The future success of this business is highly dependent on our ability to obtain additional contract awards, which in part, depends on industry conversion to the lighter aluminum components and efficiently manufacture these products.

Ford and GM together represented approximately 79 percent of our annual sales in 2004 and 85 percent and 87 percent of annual sales in 2003 and 2002, respectively. Although the loss of all or a substantial portion of our sales to either or both of these two customers would have a significant adverse impact on our financial results, unless the lost volume could be replaced, we believe this risk is somewhat offset due to long-term relationships with both, including multi-year contractual arrangements. However, recent global competition pricing pressures have put these multi-year arrangements at risk. We also manufacture aluminum wheels for DaimlerChrysler, Audi, BMW, Isuzu, Jaguar, Land Rover, Mazda, MG Rover, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen.

The availability and demand for aluminum wheels and components are both subject to unpredictable factors, such as changes in the general economy, the automobile industry, the price of gasoline and consumer interest rates. The raw materials used in producing our products are readily available and are obtained through numerous suppliers with whom we have established trade relations.

Basis of Consolidation

The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. Affiliated 50 percent owned joint ventures are recorded in the financial statements using the equity method of accounting. Operations of affiliates accounted for under the equity method of accounting are generally included for periods ended on or within one month of our year-end. The carrying value of these equity investments is reported in long-term investments and the company’s equity in net income and losses of these investments is reported in other income and expense.

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

Fiscal Year End

Our fiscal year is the 52- or 53-week period ending on the last Sunday of the calendar year. The 2004 fiscal year comprises the 52-week period ended on December 26, 2004. Fiscal years 2003 and 2002 comprise the 52-week periods ended on December 28, 2003 and December 29, 2002, respectively. For convenience of presentation in the consolidated financial statements, all fiscal years are shown to begin as of January 1 and end as of December 31.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash and certificates of deposit with original maturities of three months or less. At times throughout the year and at year-end, cash balances held at financial institutions were in excess of federally insured limits.

Marketable Investments

Marketable debt and equity securities are classified into held-to-maturity or available-for-sale categories. Securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. We record held-to-maturity securities, which are stated at amortized cost, as either short-term or long-term on the balance sheet based upon contractual maturity dates. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair market value, with unrealized gains and losses, net of deferred taxes, excluded from operating results and reported in shareholders’ equity as a component of accumulated other comprehensive (loss) income until realized. The fair values of securities are determined based upon quoted market prices. Gains or losses on securities sold are based on the specific identification method.

Marketable securities were comprised as follows:

				Balance
		Fair	Unrealized	Sheet
At December 31, 2004	Cost	Value	Gain	Amount	Maturity

Current assets:
Held-to-maturity securities:
Corporate equity securities	$28,300,000	$28,300,000	$—	$28,300,000	2005

Long-term investments:
Available-for-sale securities:
Corporate equity securities	$2,190,000	$4,006,000	$1,816,000	$4,006,000	Not Applicable
Held-to-maturity securities:
Corporate equity securities	38,796,000	38,792,000	—	38,792,000	2007

Total long-term investments	$40,986,000	$42,798,000	$1,816,000	$42,798,000

At December 31, 2003
Long-term investments:
Available-for-sale securities:
Corporate equity securities	$2,190,000	$3,496,000	$1,306,000	$3,496,000	Not Applicable

Fair Values of Financial Instruments and Commitments

The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short period of time until maturity. Fair values of long-term marketable investments and future purchase commitments, which are discussed further in Note 11, are based upon quoted market prices.

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

Impairment of Long-Lived Assets

The Company’s policy regarding long-lived assets is to evaluate the recoverability of its assets when the facts and circumstances suggest that the assets may be impaired. This assessment of fair value is performed based on the estimated undiscounted cash flows compared to the carrying value of the assets. If the future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

Derivative Instruments and Hedging Activities

We will periodically enter into foreign currency forward contracts to reduce the risk from exchange rate fluctuations associated with future purchase commitments, such as wheel purchases denominated in Euros from our 50 percent owned joint venture in Hungary. This type of hedging activity, which attempts to protect our planned gross margin as of the date of the purchase commitment, qualifies as a cash flow hedge under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, we assess whether the cash flow hedge is effective both at inception and periodically thereafter. The effective portion of the related gains and losses is recorded as an asset or liability in the consolidated balance sheets with the offset as a component of other comprehensive income (loss) in shareholders’ equity. The ineffective portion of related gains or losses, if any, is reported in current earnings. As hedged transactions are consummated, amounts previously accumulated in other comprehensive income (loss) are reclassified into current earnings. At December 31, 2004, we held open Euro forward contracts totaling $10.4 million, with an unrealized gain of $2.6 million. At December 31, 2003, we held Euro forward contracts totaling $20.8 million, with an unrealized gain of $2.9 million.

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

Foreign Currency Transactions

Foreign currency asset and liability accounts are translated using the exchange rates in effect at the end of the accounting period. Revenue and expense accounts are translated at the weighted average of exchange rates during the period. The cumulative effect of translation is recorded as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity, as reflected in Note 15 to the consolidated financial statements. Foreign exchange gains and (losses) of ($210,000), $1,364,000 and $1,854,000 have been recorded as part of other income, net during 2004, 2003 and 2002, respectively.

Revenue Recognition

Sales of products and any related costs are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Project development revenues for wheel and aluminum suspension component development and initial tooling that are reimbursed by our customers are recognized as such related costs and expenses are incurred and recoverability is probable, generally upon issuance of a customer purchase order. Net sales include project development revenues of $14.0 million in 2004, $18.3 million in 2003, and $13.8 million in 2002.

Research and Development

Research and development costs, which are expensed as incurred, are normally included in cost of sales in the consolidated statements of income. Amounts expended during each of the three years in the period ended December 31, 2004 were $12,890,000 in 2004, $9,639,000 in 2003, and $15,704,000 in 2002. Research and development costs in 2002 included the initial developmental costs associated with our new aluminum suspension and related underbody component business during the start-up phase of this business, totaling $8.5 million. These expenses, however, were shown separately as start-up costs in the consolidated statements of income, rather than in cost of sales.

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

Year Ended December 31,	2004	2003	2002

Reported net income	$44,655,000	$73,720,000	$78,250,000
Stock-based compensation expense included in reported net income, net of tax	—	—	—
Stock-based compensation expense determined under fair value method for all awards, net of tax	(2,973,000)	(2,032,000)	(2,330,000)

Proforma net income	$41,682,000	$71,688,000	$75,920,000

Earnings per share:
Basic – as reported	$1.68	$2.76	$2.97
Basic – proforma	$1.56	$2.69	$2.88

Diluted – as reported	$1.67	$2.73	$2.91
Diluted – proforma	$1.55	$2.65	$2.82

Income Taxes

Income taxes are accounted for pursuant to SFAS No. 109, “Accounting for Income Taxes,” which requires use of the liability method and the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statements carrying amounts and the tax basis of assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period of enactment. Provision is made for U.S. income taxes on undistributed earnings of international subsidiaries and 50 percent owned joint ventures, unless such future earnings are considered permanently reinvested. Tax credits are accounted for as a reduction of the provision for income taxes in the period in which the credits arise.

Accounting judgment is required when reserving for probable disallowance of identified exposures. Accounting rules dictate that general reserves are not allowed and that changed substantive facts or specific events must exist to change reserve amounts. The resolution of an audit by taxing authorities or the expiration of a statute of limitations governs when a reserve is no longer required for a given exposure. Accordingly, our tax expense includes reserve provisions for newly identified exposures, as well as reserve reductions for exposures resolved through audit, expiration of a statute of limitations or other substantive changes in facts and circumstances.

Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period of 26,655,000 in 2004, 26,673,000 in 2003, and 26,372,000 in 2002. For purposes of calculating diluted earnings per share, net income is divided by the total of the weighted average shares outstanding plus the dilutive effect of our outstanding stock options (“common stock equivalents”), of 154,000 in 2004, 360,000 in 2003, and 535,000 in 2002. Accordingly, the total weighted average shares outstanding plus common stock equivalents used for calculating diluted earnings per share was 26,809,000 in 2004, 27,033,000 in 2003, and 26,907,000 in 2002.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal,” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. The new standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate the adoption of this new accounting standard will have a material impact on our financial position or results of operations.

In December 2004, the FASB issued its final standard on accounting for share-based payments (SBP), FASB Statement No. 123 (revised 2004), “Share-Based Payment (FAS 123R),” that requires us to expense the fair value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. As a public company, we are allowed to select from three alternative transition methods—each having different reporting implications. The effective date for FAS 123R is the period beginning July 1, 2005, and applies to all outstanding and unvested SBP awards at our adoption date. We have not completed our evaluation or determined the impact of adopting FAS 123R. However, we have disclosed the proforma impact of our employee stock options, as described in Note 1 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Financial Presentation

Certain prior year amounts have been reclassified to conform to the 2004 financial statement presentation.

NOTE 2 – BUSINESS SEGMENTS

Our principal business is the design and manufacture of motor vehicle parts for sale on normal, generally non-collateralized trade terms to OEMs, on an integrated one-segment basis. Net sales and long-lived assets by geographic area are summarized below.

Year Ended December 31,	2004	2003	2002

Net Sales:
U.S.	$741,537,000	$712,487,000	$657,080,000
Mexico	160,218,000	127,862,000	125,519,000

Total net sales	$901,755,000	$840,349,000	$782,599,000

December 31,	2004	2003

Property, Plant and Equipment, net:
U.S.	$206,331,000	$194,062,000
Mexico	68,499,000	67,671,000

Total property, plant and equipment, net	$274,830,000	$261,733,000

NOTE 3 – ACCOUNTS RECEIVABLE

December 31,	2004	2003

Trade receivables	$137,490,000	$128,566,000
Project development receivables	8,834,000	12,599,000
Unrealized gain on forward foreign currency contracts	2,620,000	2,874,000
Due from joint ventures	532,000	143,000
Other receivables	4,468,000	3,956,000

	153,944,000	148,138,000

Allowance for doubtful accounts	(3,384,000)	(559,000)

	$150,560,000	$147,579,000

The allowance for doubtful accounts was increased by $2.9 million as of December 31, 2004, for receivables from Tower Automotive, Inc., an aluminum suspension components customer, that filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code on February 2, 2005.

The following percentages of our consolidated net sales were made to GM and Ford: 2004 - 43 percent and 36 percent; 2003 — 45 percent and 40 percent; and 2002 — 45 percent and 42 percent, respectively. These two customers represented 77 percent and 81 percent of trade receivables at December 31, 2004 and 2003, respectively

NOTE 4 – INVENTORIES

December 31,	2004	2003

Raw materials	$24,284,000	$19,472,000
Work in process	22,136,000	15,768,000
Finished goods	43,564,000	32,988,000

Total inventories	$89,984,000	$68,228,000

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

December 31,	2004	2003

Land and buildings	$80,362,000	$76,601,000
Machinery and equipment	468,581,000	437,771,000
Leasehold improvements and others	11,855,000	10,443,000
Construction in progress	18,754,000	29,632,000

	579,552,000	554,447,000

Accumulated depreciation	(304,722,000)	(292,714,000)

Total property, plant and equipment	$274,830,000	$261,733,000

NOTE 6 — INVESTMENTS

December 31,	2004	2003

Investment in and Advances to 50% owned Joint Ventures:
Suoftec Light Metal Products B.V.	$46,714,000	$39,272,000
Topy-Superior Limited	144,000	59,000

	46,858,000	39,331,000
Corporate bonds	38,792,000	—
Corporate equities	4,006,000	3,495,000
Affordable housing limited partnerships	2,204,000	2,677,000

Total investments	$91,860,000	$45,503,000

In 1995, we entered into a joint venture with Otto Fuchs Metallwerke KG, a German manufacturing company, to form Suoftec to manufacture cast and forged aluminum wheels in Hungary for the European automobile industry. Initial manufacture and sale of forged aluminum wheels began in early 1997 and of cast aluminum wheels in mid 1998. During each of the three years in the period ended December 31, 2004, we acquired cast and forged wheels from this joint venture, totaling $49.1 million in 2004, $45.3 million in 2003 and $31.1 million in 2002. At December 31, 2004 and 2003, accounts payable included unpaid wheel purchases totaling $7.9 million and $2.6 million, respectively.

Included below are summary income statements and balance sheets for Suoftec, which is 50 percent owned, non-controlled, and, therefore, not consolidated but accounted for using the equity method.

Summary Income Statements – Year Ended November 30,	2004	2003

Net sales	$111,227,000	$111,058,000
Costs and expenses	94,886,000	92,449,000
Interest expense, net	141,000	852,000

Net income	$16,200,000	$17,757,000

Superior’s share of net income	$8,100,000	$8,879,000

Summary Balance Sheets – November 30,	2004	2003

Current assets	$62,261,000	$56,403,000
Non-current assets	46,749,000	46,656,000

Total assets	109,010,000	103,059,000

Current liabilities	12,953,000	17,250,000
Non-current liabilities	2,629,000	7,265,000

Total liabilities	15,582,000	24,515,000

Net assets	$93,428,000	$78,544,000

Superior’s share of net assets	$46,714,000	$39,272,000

Corporate bonds, which are classified as held-to-maturity, mature at various dates in 2007. Corporate equities are classified as held-for-sale and, therefore, are marked to market with unrealizable gains and losses recorded in other comprehensive income (loss) in shareholders’ equity, as described in Note 15. Affordable housing limited partnerships provide favorable income tax benefits, generally over a fifteen-year period. We believe that the amounts above represent a reasonable estimate of the fair value of these investments.

NOTE 7 - TAXES ON INCOME

Income before income taxes consisted of the following components:

Year Ended December 31,	2004	2003	2002

Domestic	$53,785,000	$100,334,000	$105,009,000
Foreign	12,324,000	13,081,000	15,375,000

	$66,109,000	$113,415,000	$120,384,000

The provision for income taxes is comprised of the following components:

Current Taxes
Federal	$9,331,000	$23,400,000	$31,024,000
State	1,425,000	1,477,000	3,024,000
Foreign	1,918,000	3,409,000	7,680,000

	12,674,000	28,286,000	41,728,000

Deferred Taxes
Federal	$4,838,000	$8,160,000	$457,000
State	147,000	426,000	107,000
Foreign	3,795,000	2,823,000	(158,000)

	8,780,000	11,409,000	406,000

Provision for income taxes	$21,454,000	$39,695,000	$42,134,000

Income tax payments were $25,701,000 in 2004, $27,733,000 in 2003 and $24,497,000 in 2002.

The following is a reconciliation of the statutory United States federal income tax rate to our effective income tax rate:

Year Ended December 31,	2004	2003	2002

Statutory rate	35.00%	35.00%	35.00%
State tax provisions, net of federal income tax benefit	1.55	0.94	1.69
Federal tax credits	(2.21)	(1.53)	(1.41)
Foreign income taxed at rates other than the statutory rate	(4.84)	(0.74)	(0.04)
Other, net	2.95	1.33	(0.24)

Effective income tax rate	32.45%	35.00%	35.00%

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below.

December 31,	2004	2003

Deferred Tax Assets:
Other comprehensive income and loss adjustments	$1,123,000	$—
Reserves deductible in the future	(7,144,000)	(4,839,000)
Deferred compensation	(6,341,000)	(5,506,000)
State taxes expensed currently, deductible in the following year	(182,000)	(725,000)
Other	—	(324,000)

	(12,544,000)	(11,394,000)

Deferred Tax Liabilities:
Differences between the book & tax basis of property, plant & equipment	30,717,000	23,371,000
Differences between financial & tax accounting associated with foreign operations	15,706,000	12,370,000
Other	256,000	15,000

	46,679,000	35,756,000

Net deferred tax liabilities (assets)	$34,135,000	$24,362,000

Note 7 - Taxes on Income

The Company has a reserve for taxes included in current tax liabilities that may become payable as a result of audits in future periods with respect to previously filed tax returns. It is the Company's policy to establish reserves for taxes that may become payable in future years as a result of an examination by taxing authorities. The Company establishes the reserves based upon management's assessment of exposure associated with permanent tax differences, tax credits and interest expense on adjustments to temporary tax differences. The tax reserves are analyzed at least annually, and adjustments are made as events occur to warrant adjustment to the reserve. For example, if the statutory period for assessing taxes on a given tax return lapses, the reserve associated with that period will be reduced. In addition, the reserve will be increased based on current calculations for additional exposures identified. Similarly, if tax authorities provide administrative guidance or a decision is rendered in the courts, appropriate adjustments will be made to the tax reserve. The tax reserve in the three years ended December 31, 2004 experienced net adjustments of $3,700,000 in 2004, $4,578,000 in 2003 and $2,776,000 in 2002. The reserve increases for additional exposures identified for the tax years that remained open in those years were $5,633,000 in 2004, $4,678,000 in 2003 and $3,090,000 in 2002. These increases were partially offset by settlements on audit and the lapsing of certain statutory periods for assessing tax, of $1,933,000 in 2004, $100,000 in 2003 and $314,000 in 2002.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. Although the deduction is subject to a number of limitations and, as of today, significant uncertainty remains as to how to interpret numerous provisions in the Act, the Company believes that it has the information necessary to make an informed decision on the impact of the Act on its repatriation plans. Based on that decision, the Company plans not to repatriate any extraordinary dividends, as defined in the Act, during 2005 and accordingly has not recorded a tax liability as of December 31, 2004. However, the Company has not provided for U.S. deferred income taxes or foreign withholding tax on basis differences in our non-U.S. subsidiaries of $62,529,000 that result primarily from undistributed earnings the Company intends to reinvest indefinitely. Determination of the deferred income tax liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

NOTE 8 — LEASES AND RELATED PARTIES

We lease certain land, facilities and equipment under long-term operating leases expiring at various dates through 2012. Total lease expense for all operating leases amounted to $3,328,000 in 2004, $3,209,000 in 2003 and $3,059,000 in 2002.

Our corporate office and manufacturing facility in Van Nuys, California are leased from Louis L. Borick, Chairman, and Juanita A. Borick, under an operating lease that expires in June 2012. An option to extend the lease for ten years was exercised as of July 2002. There is one additional ten-year lease extension option remaining. The current annual lease payment is $1,333,000. The lease agreement requires rental increases every five years based upon the change in a specific Consumer Price Index. The last such adjustment was as of July 1, 2002. In addition, another facility is leased for $292,000 annually under short-term lease arrangements from a related entity owned by Steven J. Borick, President, and two other Borick children. Total lease payments to these related entities were $1,625,000, $1,625,000 and $1,583,000 for 2004, 2003 and 2002, respectively.

Based upon recent independent appraisals, we believe the related party transactions described above were fair to the company and could have been obtained on similar terms from an unaffiliated third party.

The following are summarized future minimum payments under all leases:

Year Ended December 31,	Operating Leases

2005	$2,862,000
2006	2,209,000
2007	1,816,000
2008	1,558,000
2009	1,485,000
Thereafter	3,434,000

$13,364,000

NOTE 9 – RETIREMENT PLANS

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

Obligations and Funded Status at December 31,	2004	2003

Changes in projected benefit obligation:
Beginning projected benefit obligation	$13,050,000	$11,598,000
Service cost	566,000	492,000
Interest cost	845,000	823,000
Actuarial loss	1,381,000	559,000
Benefit payments	(502,000)	(422,000)

Ending projected benefit obligation	$15,340,000	$13,050,000

Changes in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	502,000	422,000
Benefit payments	(502,000)	(422,000)

Fair value of plan assets at end of year	$—	$—

Actuarial present value of benefit obligations:
Vested benefit obligation	$11,334,000	$9,564,000
Accumulated benefit obligation	$13,122,000	$11,145,000

Funded status:
Funded status	$(15,340,000)	$(13,050,000)
Unrecognized net loss	3,431,000	1,905,000

Net amount recognized	$(11,909,000)	$(11,145,000)

Amounts recognized in the balance sheets consist of:
Prepaid pension asset (accrued pension liability)	$(13,122,000)	$(11,145,000)
Accumulated other comprehensive income	1,213,000	—

Net amount recognized	$(11,909,000)	$(11,145,000)

Weighted average assumptions used to determine benefit obligations:
Discount rate	6.00%	6.25%
Rate of compensation increase	3.50%	3.50%

The following are the components of net periodic pension cost for this retirement plan:

Year Ended December 31,	2004	2003	2002

Service cost	$566,000	$492,000	$448,000
Interest cost	845,000	823,000	741,000
Net amortization	126,000	70,000	141,000

Net cost	$1,537,000	$1,385,000	$1,330,000

Weighted average assumptions used to determine net periodic benefit cost:

Year Ended December 31,	2004	2003	2002

Discount rate	6.25%	7.00%	7.00%
Rate of compensation increase	3.50%	3.50%	3.50%

We estimate contributing approximately $531,000 to this retirement plan for benefit payments in 2005.

We also have a contributory employee retirement savings plan covering substantially all of our employees. The employer contribution is determined at the discretion of the company and totaled $3,696,000, $3,742,000 and $3,427,000 for 2004, 2003 and 2002, respectively.

As of December 2004, an employment agreement with Mr. Louis L. Borick, Chairman of the Board, provides for a minimum of sixty (60) monthly payments at his current base salary, in the event of his death while employed. Upon his termination, retirement or permanent disability, he will be paid sixty (60) monthly payments at his current base salary, plus an additional one hundred twenty (120) months at one half of such amount. However, in the event of his death following such termination, retirement or permanent disability, all such payments shall cease. Based upon a current independent actuarial study, the present value of the required monthly payments under the employment agreement, totaling $4.6 million, has been included in executive retirement liabilities.

NOTE 10 - ACCRUED EXPENSES

December 31,	2004	2003

Accrued Expenses:
Payroll and related benefits	$22,785,000	$20,042,000
Insurance	8,556,000	7,851,000
Taxes, other than income taxes	4,482,000	4,368,000
Dividends	4,126,000	3,681,000
Other	4,865,000	2,592,000

Total accrued expenses	$44,814,000	$38,534,000

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

In March 2005, we became aware of, and began an investigation into, a possible defective part involving an aluminum suspension component. Due to the early stage of this matter, potential costs that may be incurred are not probable and reasonably estimable and, therefore, no amount has been accrued in the consolidated financial statements as of December 31, 2004.

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas over the next three years. The contract value and fair value of these purchase commitments approximated $19 million and $24 million, respectively, at December 31, 2004. As of December 31, 2003, the aggregate contract value and fair value of all purchase commitments were $32 million and $34 million, respectively, including purchase commitments for the delivery of aluminum in 2004 and 2005, and purchase commitments for the delivery of natural gas in 2003 through 2005. The 2003 aluminum purchase commitments were delivered as agreed and the 2004 aluminum purchase commitments were liquidated in November 2003 at a price that approximated our contract price. Purchases under commodity contracts for the three years ended December 31, 2004, totaled $12.6 million in 2004, $96.2 million in 2003, and $125.5 million in 2002. Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.

Our primary risk exposure relating to derivative financial instruments result from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At December 31, 2004, we held open foreign currency Euro forward contracts totaling $10.4 million, with an unrealized gain of $2.6 million. At December 31, 2003, we held open foreign currency Euro forward contracts totaling $20.8 million, with an unrealized gain of $2.9 million. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by a similar percentage of the current market value.

	Payments Due by Period
Contractual Obligations	2005	2006	2007	2008	2009	Thereafter	Total

Commodity contracts	$14	$10	$—	$—	$—	$—	$24
Retirement plans	2	2	2	2	2	39	49
Euro forward contracts	10	—	—	—	—	—	10
Operating leases	3	2	2	2	2	3	14

Total contractual	$29	$14	$4	$4	$4	$42	$97

At December 31, 2004 and 2003, we had outstanding letters of credit of approximately $7.2 million, for both years. We maintain line of credit facilities under which we may borrow up to $20.0 million on an uncommitted, noncollateralized basis at rates generally below prime.

NOTE 12 – STOCK-BASED COMPENSATION

We have stock option plans that authorize us to issue incentive and non-qualified stock options to our directors, officers and key employees totaling up to 7.2 million shares of common stock. At December 31, 2004, there were 2,430,000 shares available for future grants under these plans. Options are generally granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant. Options granted generally vest ratably over a four year period. The company accounts for its stock option plans under the recognition and measurement principles (the “intrinsic value” method) of APB Opinion No. 25, “Accounting for Stock Issued to Employees”.

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,	2004	2003	2002

Risk-free interest rate	3.7%	3.3%	3.3%
Expected dividend yield	2.2%	1.0%	1.0%
Expected stock price volatility	31.9%	33.0%	33.8%
Expected option lives in years:
Incentive	5.9%	5.9%	6.1%
Non-qualified	9.3%	9.3%	9.4%

     The following is a summary of the status of our stock option plans and changes in outstanding options:

Year Ended December 31,	2004		2003		2002

		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price
Outstanding at beginning of year	1,711,642	$31.96	1,623,421	$28.13	2,148,827	$26.19
Granted	183,750	34.02	406,500	42.82	228,600	36.24
Exercised	(56,125)	24.90	(302,529)	26.08	(740,256)	24.97
Canceled or expired	(39,675)	35.13	(15,750)	31.69	(13,750)	26.31

Outstanding at end of year	1,799,592	$32.32	1,711,642	$31.95	1,623,421	$28.13

Exercisable at end of year	1,123,446		873,231		892,747

Weighted-average fair value of options granted during the year	$12.12		$16.28		$14.22

The following table summarizes information about options outstanding at December 31, 2004:

		Weighted	Weighted		Weighted
	Options	Average	Average	Options	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/04	Contractual Life	Price	at 12/31/04	Price

$20.63 - $28.00	633,267	4.43 years	$25.74	633,267	$25.74
$29.40 - $36.20	760,075	7.62 years	32.25	382,302	31.16
$36.47 - $42.87	406,250	8.92 years	42.70	107,877	42.59

	1,799,592	6.79 years	$32.32	1,123,446	$29.20

NOTE 13 - COMMON STOCK REPURCHASE PROGRAMS

Since 1995, our Board of Directors has authorized several common stock repurchase programs totaling 8 million shares, under which we have repurchased approximately 4.8 million shares for approximately $131 million, or $27.17 per share. Under the latest authorization for 4 million shares, approved in March 2000, we repurchased 99,500 shares in 2002 at a total cost of $4.1 million, or $41.45 per share; 107,300 shares in 2003 at a total cost of $4.0 million, or $36.93 per share; and 203,600 shares in 2004 at a total cost of $6.8 million or $33.53 per share. All repurchased shares are immediately cancelled and retired. As of December 31, 2004, an additional 3.2 million shares can be repurchased under the current authorization.

NOTE 14 — OTHER COMPREHENSIVE INCOME (LOSS)

The following are the components of other comprehensive income (loss) as reflected in the consolidated statements of shareholders’ equity.

Year Ended December 31,	2004	2003	2002

Foreign currency translation adjustments	$3,924,000	$(1,201,000)	$(13,600,000)

Unrealized gain on marketable securities	557,000	1,161,000	195,000
Reclassification adjustment for realized gains from marketable securities in net income	—	(68,000)	(725,000)

Net unrealized gain (loss)	557,000	1,093,000	(530,000)

Unrealized gain on forward foreign currency contracts	2,620,000	2,874,000	4,598,000
Reclassification adjustment for realized gains from foreign currency contracts in net income	(2,874,000)	(4,598,000)	(626,000)

Net unrealized gain (loss)	(254,000)	(1,724,000)	3,972,000

Minimum pension liability adjustment	(1,213,000)	—	—

Income taxes	335,000	(1,457,000)	—

Other comprehensive income (loss)	$3,349,000	$(3,289,000)	$(10,158,000)

Listed below are the accumulated balances of other comprehensive income (loss) as reflected in the consolidated statements of shareholders’ equity.

December 31,	2004	2003	2002

Foreign currency translation adjustments	$(40,716,000)	$(44,640,000)	$(43,439,000)
Unrealized gain on marketable securities	1,845,000	1,288,000	195,000
Unrealized gain on forward foreign currency contracts	2,620,000	2,874,000	4,598,000
Minimum pension liability adjustment	(1,213,000)	—	—
Income taxes	(1,122,000)	(1,457,000)	—

Accumulated other comprehensive (loss)	$(38,586,000)	$(41,935,000)	$(38,646,000)

NOTE 15 — QUARTERLY FINANCIAL DATA (UNAUDITED)

     (In Thousands — Except Per Share Amounts)

	First	Second	Third	Fourth
Year 2004	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$234,191	$233,735	$199,328	$234,501	$901,755
Gross profit	24,571	23,311	11,529	22,705	82,116
Net income	$13,667	$13,584	$5,475	$11,929	$44,655

Earnings per share:
Basic	$0.51	$0.51	$0.21	$0.45	$1.68
Diluted	$0.51	$0.51	$0.20	$0.45	$1.67

Dividends declared
Per share	$0.1375	$0.1550	$0.1550	$.01550	$0.6025

	First	Second	Third	Fourth
Year 2004	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$211,492	$210,787	$187,365	$230,705	$840,349
Gross profit	37,408	28,867	19,391	38,125	123,791
Net income	$22,266	$17,677	$10,726	$23,051	$73,720

Earnings Per Share:
Basic	$0.84	$0.66	$0.40	$0.86	$2.76
Diluted	$0.83	$0.66	$0.40	$0.85	$2.73

Dividends Declared
Per share	$0.1250	$0.1375	$0.1375	$0.1375	$0.5375

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the periods covered by this annual report on Form 10-K, there were no changes in or disagreements with our accountants on accounting and financial disclosure.

ITEM 9A — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. Based on this evaluation, the CEO and CFO concluded that, as of December 31, 2004, the company’s disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that have materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the company’s internal controls over financial reporting as of December 31, 2004 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment, management determined that the company’s internal control over financial reporting was effective as of December 31, 2004 based on the criteria in Internal Control — Integrated Framework issued by COSO.

Our management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears herein.

Statement Regarding NYSE Mandated Disclosures

The company has filed with the SEC as exhibits to its 2004 Annual Report on Form 10-K the certifications of the company’s Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act and SEC Rule 13a-14(a) regarding the company’s financial statements, disclosure controls and procedures and other matters. In addition, following its 2004 annual meeting of stockholders, the Company submitted to the NYSE the annual certificate of the company’s Chief Executive Officer required under Section 303A.12(a) of the NYSE Listed Company Manual, that he was not aware of any violation by the company of the NYSE’s corporate governance listing standards.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

Information relating to Directors is set forth under the caption “Election of Directors” in our 2004 Annual Proxy Statement, which is incorporated herein by reference.

Identification of Executive Officers

Listed below are the names of corporate executive officers as of the fiscal year end who are not directors. Information regarding executive officers who are directors is contained in our 2005 Annual Proxy Statement to be issued in connection with our Annual Meeting of Shareholders scheduled for May 13, 2005. Such information is incorporated herein by reference. All executive officers are appointed annually by the Board of Directors and serve one-year terms. Also see “Employment Agreements” in our 2005 Annual Proxy Statement, which is incorporated herein by reference.

Listed below is the name, age, position and business experience of each of our officers who are not directors:

			Assumed
Name	Age	Position	Position

Robert H. Bouskill	59	Vice President, Manufacturing Technology	2000
		Corporate Director of Manufacturing Technology	2000
		Managing Director – Suoftec Ltd	1995

Emil J. Fanelli	62	Vice President and Corporate Controller	2001
		Corporate Controller	1997

James M. Ferguson	56	Senior Vice President, Global Sales and Marketing	2003
		Vice President, OEM Marketing Group	1990

Parveen Kakar	38	Vice President, Program Development	2003
		Director Engineering Services	1989

William B. Kelley	56	Vice President, Operations	2004
		Vice President, Operations and Quality	1998
		Corporate Director Quality Assurance	1993

Daniel L. Levine	46	Corporate Secretary and Treasurer	1997
		Corporate Secretary and Assistant Treasurer	1996

Michael J. O’Rourke	44	Senior Vice President, Sales and Administration	2003
		Vice President, OEM Program Administration	1995

Kola Phillips	51	Vice President, Quality & Continuous Improvement	2004
		Six Sigma/Quality Leader – VTI Technologies, Inc.	2003
		Sr. Vice President Worldwide Quality Systems –	1997
		Breed Technologies, Inc.

In accordance with the policies and procedures of the Charter of the Audit Committee of the Board of Directors, the Audit Committee approved the engagement of PricewaterhouseCoopers LLP and pre-approved 100 percent of the audit services and allowed non-audit services.

ITEM 11 — EXECUTIVE COMPENSATION

Information relating to Executive Compensation is set forth under the captions “Compensation of Directors” and “Executive Compensation” in our 2005 Annual Proxy Statement, which is incorporated herein by reference.

ITEM 12	— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters is set forth under the caption, “Voting Securities and Principal Holders” in our 2005 Annual Proxy Statement. Also see Note 12 — “Stock Based Compensation”, of “Notes to Consolidated Financial Statements” on page 38 of this annual report on Form 10-K.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information related to Certain Relationships and Related Transactions is set forth under the captions, “Election of Directors” and “Certain Relationships and Related Transactions”, in our 2005 Annual Proxy Statement, and in Note 8 — “Leases and Related Parties,” of  “Notes to Consolidated Financial Statements,” on page 35 of this annual report on Form 10-K.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services and other services rendered by our independent registered public accounting firm, PricewaterhouseCoopers LLP, for the years ended December 31, 2004 and 2003. In accordance with the policies and procedures of the Charter of the Audit Committee of the Board of Directors, the Audit Committee approved the engagement of PricewaterhouseCoopers LLP and pre-approved 100 percent of the audit services and allowed non-audit services listed below:

Year Ended December 31,	2004	2003

Audit fees	$544,000	$213,000
Audit related fees	—	—
Tax fees	93,000	193,000
All other fees	—	—

Total accrued expenses	$637,000	$406,000

Audit fees consist of fees billed for professional services rendered for the audit of the company’s consolidated annual financial statements and review of financial statements included in the company’s Annual Report Form 10-K and Form 10-Q quarterly reports. Audit fees also include fees billed for the audits of management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting (Section 404 of the Sarbanes-Oxley Act of 2002).

Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. Such services included review of tax provision, tax asset and liabilities accounts, original and amended tax returns and claims for refunds.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	Financial Statements: See the “Index to the Consolidated Financial Statements” in Item 8 of this annual report.

2.	Financial Statement Schedule

Schedule I – Valuation and Qualifying Accounts for the Years Ended
December 31, 2004, 2003 and 2002 S-1

3.	Exhibits

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.)

3.2	By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.)

10.2	Lease dated March 2, 1976 between the Registrant and Louis L. Borick filed on Form 8-K dated May, 1976 (Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1983.)

10.19	Lease and Addenda thereto dated December 19, 1987 between Steven J. Borick, Linda S. Borick and Robert A. Borick as tenants in common, d.b.a. Keswick Properties, and the Registrant (Incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987.)

10.20	Supplemental Executive Individual Retirement Plan of the Registrant (Incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987.)

10.32	Employment Agreement dated January 1, 1994 between Louis L. Borick and the Registrant (Incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, as amended.)

10.33	1993 Stock Option Plan of the Registrant (Incorporated by reference to Exhibit 28.1 to Registrant’s Form S-8 filed June 10, 1993, as amended.)

10.35	1991 Non-Employee Director Stock Option Plan (Incorporated by reference to Exhibit 28.1 to Registrant’s Form S-8 dated June, 1992.)

10.36	Stock Option Agreement dated March 9, 1993 between Louis L. Borick and the Registrant (Incorporated by Reference to Exhibit 28.2 to Registrant’s Form S-8 filed June 10, 1993.)

10.39	Chief Executive Officer Annual Incentive Program dated May 9, 1994 between Louis L. Borick and the Registrant (Incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.)

10.42	2003 Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit 99.1 to Registrant’s Form S-8 dated July 25, 2003.)

11	Computation of Earnings Per Share (contained in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this 2004 Annual Report on Form 10-K.)

14	Code of Business Conduct and Ethics (posted on the Registrant’s Internet Website pursuant to Regulation S-K, item 406 (c)(2).)

21	List of Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

31.2	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

32	Certification of Steven J. Borick, President and Chief Executive Officer, and R. Jeffery Ornstein, Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT OF FORM 10-K

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

FOR THE YEAR ENDED DECEMBER 31, 2002:

DOUBTFUL ACCOUNTS	$744,000
ADD (DEDUCT):
PROVISION	—
RECOVERIES	(14,000)
ACCOUNTS WRITTEN OFF	(171,000)

		$587,000

SALES DISCOUNTS AND ALLOWANCES		309,000

BALANCE AT DECEMBER 31, 2002		$896,000

FOR THE YEAR ENDED DECEMBER 31, 2003:
DOUBTFUL ACCOUNTS	$587,000
ADD (DEDUCT):
PROVISION	—
RECOVERIES	2,000
ACCOUNTS WRITTEN OFF	(30,000)

BALANCE AT DECEMBER 31, 2003		$559,000

FOR THE YEAR ENDED DECEMBER 31, 2004:
DOUBTFUL ACCOUNTS	$559,000
ADD (DEDUCT):
PROVISION	2,904,000
RECOVERIES	4,000
ACCOUNTS WRITTEN OFF	(83,000)

BALANCE AT DECEMBER 31, 2004		$3,384,000

S-1

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT OF FORM 10-K

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

By	/s/ Steven J. Borick	March 11, 2005

STEVEN J. BORICK
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Louis L. Borick	Chairman of the Board and Director
Louis L. Borick		March 11, 2005

/s/ Steven J. Borick	President and CEO
Steven J. Borick	(Principal Executive Officer)	March 11, 2005

/s/ R. Jeffrey Ornstein	Vice President and CFO and Director
R. Jeffrey Ornstein	(Principal Financial Officer)	March 11, 2005

/s/ Emil J. Fanelli	Vice President and Corporate Controller
Emil J. Fanelli	(Chief Accounting Officer)	March 11, 2005

/s/ Sheldon I. Ausman	Director	March 11, 2005
Sheldon I. Ausman

/s/ Raymond C. Brown	Director	March 11, 2005
Raymond C. Brown

/s/ Philip W. Colburn	Director	March 11, 2005
Philip W. Colburn

/s/ V. Bond Evans	Director	March 11, 2005
V. Bond Evans

/s/ Jack H. Parkinson	Director	March 11, 2005
Jack H. Parkinson