Form 10-Q
period 2005-03-27
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2005-05-06
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 27, 2005 or

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding at May 2, 2005

$0.50 Par Value	26,616,191

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.

Consolidated Condensed Statements of Income (Thousands of dollars, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2005	2004
NET SALES	$211,915	$234,191
Cost of sales	197,761	209,620

GROSS PROFIT	14,154	24,571

Selling, general and administrative expenses	5,058	5,882

INCOME FROM OPERATIONS	9,096	18,689

Equity in earnings of joint ventures	1,667	2,183
Interest income, net	1,125	591
Other income (expense), net	(59)	(598)

INCOME BEFORE INCOME TAXES	11,829	20,865
Income taxes	2,898	7,198

NET INCOME	$8,931	$13,667

EARNINGS PER SHARE – BASIC	$0.34	$0.51

EARNINGS PER SHARE – DILUTED	$0.34	$0.51

DIVIDENDS DECLARED PER SHARE	$0.1550	$0.1375

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.

Consolidated Condensed Balance Sheets (Thousands of dollars, except per share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,368	$91,344
Short-term investments	62,994	28,300
Accounts receivable, net	148,747	150,560
Inventories, net	88,460	89,984
Deferred income taxes	2,583	2,583
Prepaid expenses	11,306	6,205

Total current assets	362,458	368,976

Property, plant and equipment, net	281,486	274,830
Investments	94,343	91,860
Other assets	8,014	8,862

Total assets	$746,301	$744,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,363	$42,351
Accrued expenses	44,674	44,814
Income taxes payable	1,801	178

Total current liabilities	85,838	87,343

Executive retirement liabilities	16,554	17,203
Deferred income taxes	36,164	36,718
Commitments and contingent liabilities (see Note 14)	—	—
Shareholders’ equity
Preferred stock, $25.00 par value
Authorized – 1,000,000 shares
Issued – none	—	—
Common stock, $0.50 par value
Authorized – 100,000,000 shares
Issued and outstanding – 26,621,191 shares (26,621,191 shares at December 31, 2004)	13,310	13,310
Additional paid-in-capital	23,235	23,235
Accumulated other comprehensive loss	(38,906)	(38,586)
Retained earnings	610,106	605,305

Total shareholders’ equity	607,745	603,264

Total liabilities and shareholders’ equity	$746,301	$744,528

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.

Consolidated Condensed Statements of Cash Flow (Thousands of dollars) (Unaudited)

	Three Months Ended March 31,
	2005	2004
NET CASH PROVIDED BY OPERATING ACTIVITIES	$13,317	$8,343

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of marketable securities	(51,421)	(5,121)
Additions to property, plant and equipment	(17,472)	(15,198)
Proceeds from sales of marketable securities	16,727	—

NET CASH USED IN INVESTING ACTIVITIES	(52,166)	(20,319)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid	(4,127)	(3,681)
Repurchases of common stock	(127)	(3,652)
Stock options exercised	127	53

NET CASH USED IN FINANCING ACTIVITIES	(4,127)	(7,280)

Net decrease in cash and cash equivalents	(42,976)	(19,256)

Cash and cash equivalents at the beginning of the period	91,344	156,847

Cash and cash equivalents at the end of the period	$48,368	$137,591

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.

Consolidated Condensed Statement of Shareholders’ Equity (Thousands of dollars, except per share data) (Unaudited)

				Accumulated
	Common Stock			Other
	Number of		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
BALANCE AT DECEMBER 31, 2004	26,621,191	$13,310	$23,235	$(38,586)	$605,305	$603,264

Comprehensive Income:

Net income	—	—	—	—	8,931	8,931

Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	—	—	—	55	—	55
Minimum pension liability adjustment	—	—	—	(121)	—	(121)
Unrealized gain (loss) on:
Forward foreign currency contracts	—	—	—	(484)	—	(484)
Marketable securities	—	—	—	230	—	230

Total comprehensive income(a)	—	—	—	—	—	8,611

Stock options exercised, including related tax benefit	5,000	2	125	—	—	127

Repurchases of common stock	(5,000)	(2)	(125)	—	—	(127)

Cash dividends declared ($0.1550 per share)	—	—	—	—	(4,130)	(4,130)

BALANCE AT MARCH 31, 2005	26,621,191	$13,310	$23,235	$(38,906)	$610,106	$607,745

(a)	Comprehensive income was $13,816 for the three months ended March 31, 2004, which included: net income of $13,667, foreign currency translation adjustment of $563, forward foreign currency contract loss of ($569) and marketable securities of $155.

See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
March 31, 2005
(Unaudited)

Note 1 – Nature of Operations

Headquartered in Van Nuys, California, the principal business of Superior Industries International, Inc. (referred to herein as the “company” or in the first person notation “we”, “us” and “our”) is the design and manufacture of aluminum motor vehicle parts for sale to Original Equipment Manufacturers (“OEM”). We are one of the largest suppliers of cast and forged aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary. Customers in North America represent the principal market for our products, with approximately 10 percent of our products being exported to international customers or delivered to their assembly operations in the United States.

We are also building our position in the growing market for aluminum suspension and related underbody components to complement our OEM aluminum wheel business. We acquired a dedicated manufacturing facility in Heber Springs, Arkansas, in 1999 to accommodate our aluminum components manufacturing operations, which we expanded to accommodate the potential sales volume of the components business. We have won contracts that are expected to average $49 million in annual revenues for 2005 — 2006 to manufacture numerous suspension and underbody components, including upper and lower control arm bracket assemblies, suspension brackets and knuckles. The future success of this business is highly dependent on our ability to obtain additional contract awards, which in part, depends on industry conversion to the lighter aluminum components. In addition, we are required, under our licensing agreement for the CobapressTM technology, to make royalty payments based on sales of such components using the CobapressTM technology. To date, payments have been immaterial to our results of operations and financial condition.

Ford Motor Company (“Ford”) and General Motors Corporation (“GM”) together represented approximately 74 percent of our total sales through the first three months of 2005 and 79 percent of annual sales in 2004. The loss of all or a substantial portion of our sales to either or both of these two customers would have a significant adverse impact on our financial results, unless the lost volume could be replaced. However, this risk is partially mitigated in short-term periods due to long-term relationships with both, including multi-year purchase orders related to approximately 190 different wheel programs. However, intense global competitive pricing pressure makes it increasingly more difficult to maintain these contractual arrangements. Although the ultimate outcome of these pricing pressures is not known at this time, we expect this trend to continue into the future. We also manufacture aluminum wheels for DaimlerChrysler, Audi, BMW, Isuzu, Jaguar, Land Rover, Mazda, MG Rover, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen.

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

(Thousands of dollars)

	Three Months Ended March 31,
Net Sales	2005	2004
U.S.	$164,210	$192,880
Mexico	47,705	41,311

Consolidated Net Sales	$211,915	$234,191

	March 31,	December 31,
Property, Plant and Equipment, net	2005	2004
U.S.	$208,990	$206,331
Mexico	72,496	68,499

Consolidated Property, Plant and Equipment, net	$281,486	$274,830

Note 3 – Presentation of Consolidated Condensed Financial Statements

During interim periods, we follow the accounting policies set forth in our 2004 Annual Report on Form 10-K and apply appropriate interim financial reporting standards for a fair presentation in conformity with accounting principles generally accepted in the United States of America, as indicated below. Users of financial information produced for interim periods in 2005 are encouraged to read this Quarterly Report on Form 10-Q in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and notes to consolidated financial statements filed with the Securities and Exchange Commission (“SEC”) in our 2004 Annual Report on Form 10-K.

Interim financial reporting standards require us to make estimates that are based on assumptions regarding the outcome of future events and circumstances not known at that time, including the use of estimated effective tax rates. Inevitably, some assumptions will not materialize, unanticipated events or circumstances may occur which vary from those estimates and such variations may significantly affect our future results. Additionally, interim results may not be indicative of our annual results.

Our fiscal quarters are the 13-week periods ending on the last Sunday of the calendar months March, June, September and December. The fiscal first quarter 2005 comprises the 13-week period ended on March 27, 2005. The fiscal first quarter 2004 comprises the 13-week period ended on March 28, 2004. For convenience of presentation in these consolidated condensed financial statements, all fiscal quarters are shown to end as of March 31 and all fiscal years are shown to end as of December 31.

In our opinion, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the SEC’s requirements of Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of i) the consolidated condensed statements of income for the three months ended March 31, 2005 and 2004, ii) the consolidated condensed balance sheet at March 31, 2005, iii) the consolidated condensed statements of cash flows for the three months ended March 31, 2005 and 2004, and iv) the consolidated condensed statement of shareholders’ equity for the three months ended March 31, 2005.

Note 4 — New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued its final standard on accounting for share-based payments (“SBP”), Statement of Financial Accounting Standards (“SFAS”) Statement No. 123 (revised 2004), “Share-Based Payment (FAS 123R),” that requires us to expense the fair value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. As a public company, we are allowed to select from three alternative transition methods—each having different reporting implications. We have not completed our evaluation or determined the impact of adopting FAS 123R. However, we have disclosed the proforma impact of our employee stock options, as described in Note 13 to our consolidated financial statements in Item I of this Quarterly Report on Form 10-Q. On April 14, 2005, the SEC approved a rule that for public companies delays the effective date of FAS 123R to the annual period beginning after June 15, 2005.

In November 2004, the FASB issued FASB No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal,” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overhead to the cost of production be based on normal capacity of the production facilities. The new standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate the adoption of this new accounting standard will have a material impact on our financial position or results of operations.

Note 5 — Revenue Recognition

Sales of products and any related costs are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Project development revenues for wheel and suspension component development and initial tooling that are reimbursed by our customers are recognized as such related costs and expenses are incurred and recoverability is probable, generally upon receipt of a customer purchase order. Net sales include project development revenues of $4.5 million and $3.8 million for the three months ended March 31, 2005 and 2004, respectively.

Note 6 — Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period of 26,625,000 and 26,704,000 for the three months ended March 31, 2005 and 2004, respectively. For purposes of calculating diluted earnings per share, net income is divided by the total of the weighted average shares outstanding plus the dilutive effect of our outstanding stock options under the treasury stock method (“common stock equivalents”) of 17,000 and 274,000 for the three months ended March 31, 2005 and 2004, respectively. Accordingly, the total weighted average shares outstanding plus common stock equivalents used for calculating diluted earnings per share was 26,642,000 and 26,978,000 for the three months ended March 31, 2005 and 2004, respectively. The following potential shares of common stock were excluded from the diluted earnings per share calculation because the exercise price of the options exceeded the average market price and would have been anti-dilutive: At March 31, 2005, options to purchase 1,323,000 shares at prices ranging from $26.63 to $42.87 per share and, at March 31, 2004, options to purchase 408,000 shares at prices ranging from $38.75 to $42.87 per share.

Note 7 – Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products, such as our aluminum suspension and related underbody components.

We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies – the Mexican Peso and the Euro. The value of the Mexican Peso varied during 2004, but was virtually unchanged in relation to the U.S. dollar at the end of the year. The Euro, on the other hand, experienced a 9 percent increase versus the U.S. dollar in 2004. Foreign currency transaction gains and losses, which are included in other income (expense) in the consolidated condensed statements of income, have not been significant.

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At March 31, 2005, we held open foreign currency Euro forward contracts totaling $12.9 million, with an unrealized gain of $1.6 million. At December 31, 2004, we held open foreign currency Euro forward contracts totaling $10.4 million, with an unrealized gain of $2.6 million. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by a similar percentage of the current market value. We do not have similar derivative instruments for the Mexican Peso.

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas and nickel over the next two years. The contract value and fair value of these purchase commitments approximated $21 million and $31 million, respectively, at March 31, 2005. Percentage changes in the market prices of natural gas or nickel will impact the fair value by a similar percentage. We do not hold or purchase any natural gas or nickel forward contracts for trading purposes.

Note 8 – Financial Presentation

Certain prior year amounts have been reclassified to conform to the 2005 financial statement presentation.

Note 9 – Accounts Receivable
(Thousands of dollars)

	March 31,	December 31,
	2005	2004
Trade receivables	$138,419	$137,490
Project development receivables	8,324	8,834
Unrealized gain on forward foreign currency contracts	1,632	2,620
Due from joint ventures	333	532
Other receivables	3,423	4,468

	152,131	153,944
Allowance for doubtful accounts	(3,384)	(3,384)

	$148,747	$150,560

Note 10 – Inventories
(Thousands of dollars)

	March 31,	December 31,
	2005	2004
Raw materials	$19,651	$24,284
Work in process	25,777	22,136
Finished goods	43,032	43,564

	$88,460	$89,984

Inventories, which include material, labor and factory overhead, are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method of valuation.

Note 11 – Property, Plant and Equipment
(Thousands of dollars)

	March 31,	December 31,
	2005	2004
Land and buildings	$80,595	$80,362
Machinery and equipment	475,366	468,581
Leasehold improvements and others	12,274	11,855
Construction in progress	27,278	18,754

	595,513	579,552
Accumulated depreciation	(314,027)	(304,722)

	$281,486	$274,830

Depreciation expense was $10.7 million and $9.6 million for the three months ended March 31, 2005 and 2004, respectively.

Note 12 – Retirement Plans

We have an unfunded supplemental executive retirement plan covering our directors, officers, and other key members of management. We purchase life insurance policies on each of the participants to provide for future liabilities. Subject to certain vesting requirements, the plan provides for a benefit based on the final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. For the three months ended March 31, 2005, approximately $133,000 of contributions have been made to this plan. We presently anticipate contributing a total of $531,000 to this retirement plan for 2005.

(Thousands of dollars)

	Three Months Ended March 31,
	2005	2004
Service cost	$175	$150
Interest cost	240	206
Net amortization	22	19

Net periodic pension cost	$437	$375

Note 13 – Stock-Based Compensation

The company accounts for its stock option plans under the recognition and measurement principles (the “intrinsic value” method) of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. If we had elected to recognize stock-based compensation expense based on the fair value of options granted as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”, net income and earnings per share would have been reduced to the proforma amounts indicated below.

(Thousands of dollars, except earnings per share data)

	Three Months Ended March 31,
	2005	2004
Reported net income	$8,931	$13,667
Stock-based compensation expense included in reported net income, net of tax	—	—
Stock-based compensation expense determined under fair value method for all awards, net of tax	(3,989)	(711)

Proforma net income	$4,942	$12,956

Earnings per share:
Basic – as reported	$0.34	$0.51
Basic – proforma	$0.19	$0.49

Diluted – as reported	$0.34	$0.51
Diluted – proforma	$0.19	$0.48

Note 14 – Commitments and Contingencies

We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, we believe all such matters are adequately provided for, covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position. For additional information concerning contingencies, risks and uncertainties, see Note 7 – “Risk Management”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The current quarter’s results were impacted by significant production cuts at our major customers, as well as the continuing impact of global pricing levels. Recent indications are that these factors will continue at least into the near future. Global pricing levels will further impact our selling prices as new and replacement programs come on line later in 2005. Additionally, the added competitive pressures that may emerge as industry volumes soften further may compound pricing reductions.

Results of Operations
(Unaudited)
(Thousands of dollars, except per share amounts)

Selected data for the three months ended March 31,	2005	2004
Net sales	$211,915	$234,191
Gross profit	14,154	24,571
Percentage of net sales	6.7%	10.5%
Operating income	$9,096	$18,689
Percentage of net sales	4.3%	8.0%
Net income	$8,931	$13,667
Percentage of net sales	4.2%	5.8%
Diluted earnings per share	$0.34	$0.51

Consolidated wheel revenues in the first quarter of 2005 decreased $26.1 million, or 11.4 percent, to $202.1 million from $228.2 million in the same period a year ago. Excluding project development revenues, which totaled $3.9 million this year compared to $3.7 million a year ago, wheel sales decreased $26.2 million, or 11.7 percent, to $198.3 million from $224.5 million in the first quarter a year ago, as wheel shipments decreased by 17.1 percent. The average selling price of wheels increased 6.6 percent, the principal factor being the pass-through price of aluminum, which increased the average selling price by 6.0 percent. The balance of our net sales were reported by suspension component revenues of $9.8 million in 2005, compared to $6.0 million a year ago, including project development revenue of $0.6 million and $0.1 million, respectively.

According to Automotive News, an industry publication, North American production of light trucks and passenger cars during the first quarter of 2005 by General Motors Corporation (GM) and Ford Motor Company (Ford), our major customers, decreased 13 percent and 11 percent, respectively, compared to our 17 percent decrease in aluminum wheel shipments, indicating a slight decrease in market share. Production of specific light trucks and passenger cars using our wheel programs decreased 12 percent, due to our served market declining greater than the overall North American production and to a loss of wheel programs because of severe pricing pressures. Particularly, sales of SUVs and large pick-up trucks, which are a significant portion of our wheel business, were adversely impacted in the current period, as evidenced by significant decreased shipments of GM’s GMT800 and Denali/Escalade platforms, Ford’s Explorer and Expedition, and DaimlerChrysler’s Dodge Durango.

For the model year 2003, according to Ward’s Automotive Yearbook 2003, another auto industry publication, the aluminum wheel installation rate on light trucks and passenger cars in the U.S. remained flat with the 2002 model year rate at approximately 61 percent. However, preliminary estimates by Wards of the model year 2004 installation rates indicate an increase to approximately 65 percent. Our shipments to Ford and GM totaled 74.0 percent of total OEM unit shipments in the current quarter, compared to 84.2 percent a year ago. The balance of our 2005 unit shipments were to DaimlerChrysler, which increased to a record level of 16.4 percent of total OEM unit shipments in 2005 from 6.4 percent a year ago and to our international customers, which increased slightly to 9.6 percent from 9.4 percent in 2004.

Consolidated gross profit decreased $10.4 million for the quarter to $14.2 million, or 6.7 percent of net sales, compared to $24.6 million, or 10.5 percent of net sales, for the same period a year ago. The principal reasons for the decline in gross profit were the 17 percent decrease in unit shipments and the resulting 18 percent decrease in production during the current quarter. Accordingly, gross profit was impacted by lower profit margins in many of our plants, due to plant utilization rates falling well below historical levels. For example, one of our plants that manufactures wheels for GM’s GMT800 platform worked four-day weeks for the entire first quarter of 2005. Several other plants were also below our targeted utilization rate, which, because of the resulting inability to absorb fixed costs, impacted profit margins. Additionally, erratic customer ordering patterns that change weekly, if not more often, make it very difficult to plan production and staff facilities, which can lead to higher costs due to the required use of overtime. Other factors impacting our gross profit, although to a lesser extent than in the past, are the continued global pricing pressures from our customers and decreases in demand for high-volume, high-profit specialty wheels. Gross profit in the first quarter of 2005 also included the aluminum suspension component business operating loss of $3.1 million compared to $2.9 million in the same period a year ago.

On a more positive note, our efforts to improve operational performance and mitigate the impact of the severe pricing environment in which we now operate are starting to show some benefits. Automation programs are showing positive impact in material handling and defect recognition systems, which results primarily in manpower reductions. We must emphasize, however, that the curve of customer price reductions will continue to be steeper than our progress on cost reductions for an indefinite period of time due to the slow and methodical nature of these cost reduction programs. While we continue to reduce costs through process automation and identification of industry best practices and, in the past, have been successful in substantially mitigating pricing pressures, it has become increasingly difficult to do so without impacting our operating margins. We will continue to aggressively implement cost savings strategies to meet customer pricing expectations and industry-wide competition in order to maintain our gross profit margins. However, the impact of these factors on our future financial position and results of operations will be negative, to an extent that cannot be predicted, and we may not be able to implement sufficient cost savings strategies to mitigate any future impact.

Selling, general and administrative expenses for the first quarter of 2005 were $5.1 million, or 2.4 percent of net sale, compared to $5.9 million in 2004, or 2.5 percent of net sales. The principal decreases were in salaries and related fringe benefits, bonus accruals that are based on a percentage of pretax income, and lower travel expenses.

The resulting consolidated operating income for the first quarter decreased $9.6 million, or 51.3 percent, to $9.1 million from $18.7 million in the same period a year ago. Accordingly, the operating income margin for the first quarter of 2005 was 4.3 percent of net sales compared to 8.0 percent of net sales for the same period in 2004.

Equity in earnings of joint ventures, which is represented principally by our share of the equity earnings of our 50 percent owned joint venture in Hungary, totaled $1.7 million in the first quarter of 2005 compared to $2.2 million in 2004. The decrease in profitability was due principally to a decrease in unit shipments of cast aluminum wheels, low capacity utilization in the cast operations and lower selling prices. Many of our European competitors are willing to engage in marginally profitable or no-profit business to avoid costly layoffs and benefit reductions.

Interest income for the first quarter increased to $1.1 million from $0.6 million a year ago, due primarily to an increase in the average interest rate on cash invested.

The effective tax rate decreased to 24.5 percent in the first quarter 2005 from 34.5 percent in 2004, due principally to the relationship of federal and other tax credits, of permanent differences and of foreign income that is taxed at rates other than the U.S. statutory rate, to a lower estimated pretax income for the current year.

As a result of the above, net income for the quarter decreased 34.7 percent, or $4.7 million, to $8.9 million, or 4.2 percent of net sales, from $13.7 million, or 5.8 percent of net sales last year. Diluted earnings per share for the first quarter of 2005 was $0.34 compared to $0.51 per diluted share in the same period a year ago.

Financial Condition, Liquidity and Capital Resources

Our sources of cash liquidity include cash and short-term investments, net cash provided by operating activities, amounts available under credit facilities and other external sources of funds. Working capital and the current ratio were $276.6 million and 4.2:1, respectively, at March 31, 2005 versus $281.6 million and 4.2:1 at December 31, 2004. We have no long-term debt and have not utilized an uncommitted $20 million credit line. As of March 31, 2005, our cash and short-term investments totaled $111.4 million compared to $119.6 million at December 31, 2004 and $142.7 million at March 31, 2004. The decrease in cash and short-term investments since March 31, 2004 was due to our investing $38.7 million in long-term corporate bonds in 2004, which are included in “Investments” in the consolidated condensed balance sheets. Accordingly, all working capital requirements, funds required for investing activities, cash dividend payments and repurchases of our common stock are funded from internally generated funds, the proceeds from exercise of stock options or existing cash and short-term investments. Our cash position is forecasted to be more than sufficient to fund our working capital and capital investment requirements for the remainder of 2005.

Net cash provided by operating activities increased $5.0 million to $13.3 million for the three months ended March 31, 2005, compared to $8.3 million for the same period a year ago, due principally to a favorable change in working capital requirements during the current period offsetting the $5.0 million decrease in net income. Due to decreased sales in the current period, cash required to fund accounts receivable and inventory replenishment decreased $27.1 million and $13.5 million, respectively, compared to the prior period. These favorable changes offset unfavorable changes in accounts payable of $16.2 million and other operating assets and liabilities of $12.7 million compared to a year ago. The unfavorable change in funding for accounts payable was due to the timing of payments for raw materials and capital expenditures. The unfavorable change in other operating assets and liabilities was due principally to the timing of raw material prepayments to take advantage of a favorable vendor discount rate and to reduced payroll and related tax accruals in the current period.

The principal investing activities during the three months ended March 31, 2005 were acquiring $51.4 million in short-term investments, funding $17.5 million of capital expenditures and selling $16.7 million of short-term investments. Similar investing activities during the same period a year ago included funding $15.2 million of capital expenditures and acquiring $5.1 million of short-term investments. The capital expenditures in both periods were for ongoing improvements to our existing facilities, none of which were individually significant.

Financing activities during the three months ended March 31, 2005 included the payment of cash dividends on our common stock totaling $4.1 million and the purchase of company common stock for $127 thousand, which offset the proceeds from the exercise of company stock options of $127 thousand. Similar financing activities during the same period a year ago were cash dividend payments of $3.7 million and purchases of our common stock of $3.7 million.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to apply significant judgment in making estimates and assumptions that affect amounts reported therein, as well as financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These estimates and assumptions, which are based upon historical experience, industry trends, terms of various past and present agreements and contracts, and information available from other sources that are believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent through other sources. There can be no assurance that actual results reported in the future will not differ from these estimates, or that future changes in these estimates will not adversely impact our results of operations or financial condition. The following represent what we believe are the critical accounting policies most affected by significant management estimates and judgments.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates and assumptions as to revenue recognition, inventory valuation and estimated useful lives of our long-lived assets, as well as those used in the determination of liabilities related to self-insured portions of employee benefits, workers’ compensation and general liability programs and taxation. These estimates and assumptions, which are based upon historical experience, industry trends, terms of various past and present agreements and contracts, and information available from other sources that are believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent through other sources.

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

Inventories - Inventories are stated at the lower of cost or market value and categorized as raw material, work-in-process or finished goods. When necessary, management uses estimates of net realizable value to record inventory reserves for obsolete and/or slow-moving inventory. Each quarter, our inventory values, which are based upon standard costs for raw materials and labor and overhead established at the beginning of the year, are adjusted to estimated actual costs through the recording of a first-in, first-out (FIFO) adjustment. Current raw material prices and labor and overhead costs are utilized in developing these adjustments.

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

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued its final standard on accounting for share-based payments (“SBP”), Statement of Financial Accounting Standards (“SFAS”) Statement No. 123 (revised 2004), “Share-Based Payment (FAS 123R),” that requires us to expense the fair value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. As a public company, we are allowed to select from three alternative transition methods—each having different reporting implications. We have not completed our evaluation or determined the impact of adopting FAS 123R. However, we have disclosed the proforma impact of our employee stock options, as described in Note 13 to our consolidated financial statements in Item I of this Quarterly Report on Form 10-Q. On April 14, 2005, the SEC approved a rule that for public companies delays the effective date of FAS 123R to the annual period beginning after June 15, 2005.

In November 2004, the FASB issued FASB No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal,” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overhead to the cost of production be based on normal capacity of the production facilities. The new standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate the adoption of this new accounting standard will have a material impact on our financial position or results of operations.

Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products, such as our aluminum suspension and related underbody components.

We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies – the Mexican Peso and the Euro. The value of the Mexican Peso varied during 2004, but was virtually unchanged in relation to the U.S. dollar at the end of the year. The Euro, on the other hand, experienced a 9 percent increase versus the U.S. dollar in 2004. Foreign currency transaction gains and losses, which are included in other income (expense) in the consolidated condensed statements of income, have not been significant.

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At March 31, 2005, we held open foreign currency Euro forward contracts totaling $12.9 million, with an unrealized gain of $1.6 million. At December 31, 2004, we held open foreign currency Euro forward contracts totaling $10.4 million, with an unrealized gain of $2.6 million. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by a similar percentage of the current market value. We do not have similar derivative instruments for the Mexican Peso.

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas and nickel over the next two years. The contract value and fair value of these purchase commitments approximated $21 million and $31 million, respectively, at March 31, 2005. Percentage changes in the market prices of natural gas or nickel will impact the fair value by a similar percentage. We do not hold or purchase any natural gas or nickel forward contracts for trading purposes.

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

•	Global Pricing. We continue to experience increased competition in our domestic and international markets. In addition to the fact that some initial products are being shipped to the U.S. from Asia, many of our competitors have excess capacity and, because of their financial condition, are placing intense pricing pressure in our market place. These competitive pressures are expected to continue and may result in decreased sales volumes and unit price reductions, resulting in lower revenues, gross profit and operating income.

•	Future Capacity Expansions. Our plans to add capacity through the addition of new plant locations, by expanding our current plants or through additional automation, may cause unexpected operating issues and inefficiencies that would negatively impact our operating margins. Certain factors are beyond our control, such as construction and equipment delivery delays, vendor production problems, and other unforeseen circumstances. These types of circumstances may cause us to reallocate the manufacture of our products to other plants in order to meet our customers’ requirements, which may cause additional inefficiencies.

•	Key Customers. Ford and GM were our only customers accounting for more than 10 percent of consolidated net sales in 2004. GM and Ford together represented approximately 74 percent of our sales through the first three months of 2005 and 79 percent of our annual sales in 2004. The loss of all or a substantial portion of our sales to either, or both, of these two customers would have a significant adverse impact on our financial results unless the lost volume could be replaced. However, we believe this risk is partially mitigated in short-term periods due to long-term relationships with various divisions of these two customers, including multi-year supply arrangements on approximately 190 different wheel programs. In addition, these arrangements expire on differing dates. However, intense global competitive pricing pressure makes it increasingly more difficult to maintain these contractual arrangements.

•	Decline in Production of Passenger Cars and Light Trucks. A significant decline in the production of passenger cars and/or light trucks by automobile manufacturers would adversely affect our revenue and if such decline continues for a sustained period, would have a material adverse impact on our financial results.

•	New Component Products. We have made a significant investment in research, development and marketing for the automotive suspension and underbody components business. Significant revenue from these investments may not be achieved for a number of years, if at all. The future success of this business is highly dependent on our ability to obtain additional contract awards, which in part depends on industry conversion to lighter aluminum components.

•	Litigation. We are subject to a variety of claims and lawsuits, including product liability and other matters. While we believe that none of the litigation matters in which we are currently involved will have a material impact on our financial position or results of operations, it is possible that, even though we believe we have adequate insurance coverage or are likely to prevail on the merits, one or more of these matters could be resolved in a manner that would ultimately have a material impact on our financial condition, and could negatively impact our revenues, operating margins and net income.

•	International Operations. We manufacture our products in Mexico and Hungary and sell our products throughout the world. Unfavorable changes in foreign cost structures, trade protection laws, policies and other regulatory requirements affecting trade and investments, social, political, labor, or economic conditions in a specific country or

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

This list of factors that may affect future performance and the accuracy of forward-looking statements is by no means complete. Additional factors that may affect future performance and the accuracy of forward-looking statements are contained in our 2004 Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management”.

Item 4. Controls and Procedures

The company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005. Based on this evaluation, the CEO and CFO concluded that, as of March 31, 2005, the company’s disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective in that they provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 17, 2000, the Board of Directors authorized the repurchase of 4,000,000 shares of the company’s common stock as part of the 2000 Stock Repurchase Plan (the “Plan”). Below is a table of stock repurchases during the first quarter of 2005 under the Plan:

				Cumulative	Number
		Total Number	Average	Number of	of Shares
		of Shares	Price Paid	Shares	Remaining
Period		Purchased (1)	per Share	Purchased	To Purchase
December 27th	— January 23rd	—	$—	802,305	3,197,695
January 24th	— February 20th	—	$—	802,305	3,197,695
February 21st	— March 27th	5,000	$25.46	807,305	3,192,695

Total		5,000	$25.46	807,305	3,192,695

(1)	During the period covered, the company did not repurchase any shares other than pursuant to the Plan.

Item 6. Exhibits

a)	Exhibits:

10.1	Executive Employment Agreement, dated January 1, 2005, between Steven J. Borick, President and Chief Executive Officer, and the Registrant.

31.1	Certification of Steven J. Borick, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of R. Jeffrey Ornstein, Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of Steven J. Borick, President and Chief Executive Officer, and R. Jeffrey Ornstein, Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date May 6, 2005	/s/ Steven J. Borick

Steven J. Borick
President and Chief Executive Officer

Date May 6, 2005	/s/ R. Jeffrey Ornstein

R. Jeffrey Ornstein
Vice President and Chief Financial Officer