Form 10-Q
period 2005-06-26
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2005-08-05
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 26, 2005 or

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
YES ☑ NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding at August 1, 2005
$0.50 Par Value	26,610,191

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Superior Industries International, Inc.
Consolidated Condensed Statements of Income
(Thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
NET SALES	$226,471	$233,735	$438,386	$467,926
Cost of sales	218,311	210,424	416,072	420,044

GROSS PROFIT	8,160	23,311	22,314	47,882

Selling, general and administrative expenses	5,265	5,998	10,323	11,880

INCOME FROM OPERATIONS	2,895	17,313	11,991	36,002

Equity in earnings of joint ventures	1,490	2,554	3,157	4,737
Interest income, net	1,388	547	2,513	1,138
Other income (expense), net	(269)	326	(328)	(272)

INCOME BEFORE INCOME TAXES	5,504	20,740	17,333	41,605
Income taxes	655	7,156	3,553	14,354

NET INCOME	$4,849	$13,584	$13,780	$27,251

EARNINGS PER SHARE – BASIC	$0.18	$0.51	$0.52	$1.02

EARNINGS PER SHARE – DILUTED	$0.18	$0.51	$0.52	$1.01

DIVIDENDS DECLARED PER SHARE	$0.1600	$0.1550	$0.3150	$0.2925

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Balance Sheets
(Thousands of dollars, except per share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,294	$91,344
Short-term investments	71,194	28,300
Accounts receivable, net	152,869	150,560
Inventories, net	85,194	89,984
Deferred income taxes	2,583	2,583
Prepaid expenses	8,486	6,205

Total current assets	369,620	368,976

Property, plant and equipment, net	301,281	274,830
Investments	77,474	91,860
Other assets	8,317	8,862

Total assets	$756,692	$744,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,734	$42,351
Accrued expenses	48,879	44,814
Income taxes payable	895	178

Total current liabilities	95,508	87,343

Executive retirement liabilities	16,725	17,203
Deferred income taxes	35,675	36,718
Commitments and contingent liabilities (see Note 15)	—	—
Shareholders’ equity
Preferred stock, $25.00 par value
Authorized – 1,000,000 shares
Issued – none	—	—
Common stock, $0.50 par value
Authorized – 100,000,000 shares
Issued and outstanding – 26,610,191 shares (26,621,191 shares at December 31, 2004)	13,305	13,310
Additional paid-in-capital	22,991	23,235
Accumulated other comprehensive loss	(38,210)	(38,586)
Retained earnings	610,698	605,305

Total shareholders’ equity	608,784	603,264

Total liabilities and shareholders’ equity	$756,692	$744,528

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Statements of Cash Flow
(Thousands of dollars)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
NET CASH PROVIDED BY OPERATING ACTIVITIES	$43,873	$45,326

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of marketable securities	(77,470)	(40,691)
Proceeds from sales of marketable securities	44,574	20,072
Additions to property, plant and equipment	(44,525)	(35,274)

NET CASH USED IN INVESTING ACTIVITIES	(77,421)	(55,893)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid	(8,253)	(7,350)
Repurchases of common stock	(377)	(5,246)
Stock options exercised	128	244

NET CASH USED IN FINANCING ACTIVITIES	(8,502)	(12,352)

Net decrease in cash and cash equivalents	(42,050)	(22,919)

Cash and cash equivalents at the beginning of the period	91,344	156,847

Cash and cash equivalents at the end of the period	$49,294	$133,928

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Statement of Shareholders’ Equity
(Thousands of dollars, except per share data)
(Unaudited)

				Accumulated
	Common Stock			Other
	Number of		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
BALANCE AT DECEMBER 31, 2004	26,621,191	$13,310	$23,235	$(38,586)	$605,305	$603,264

Comprehensive Income:

Net income	—	—	—	—	13,780	13,780

Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	—	—	—	2,178	—	2,178
Minimum pension liability adjustment	—	—	—	(169)	—	(169)
Unrealized gain (loss) on:
Forward foreign currency contracts	—	—	—	(1,771)	—	(1,771)
Marketable securities	—	—	—	138	—	138

Total comprehensive Income (a)	—	—	—	—	—	14,156

Stock options exercised, including related tax benefit	5,000	3	125	—	—	128

Repurchases of common stock	(16,000)	(8)	(369)	—	—	(377)

Cash dividends declared ($0.315 per share)	—	—	—	—	(8,387)	(8,387)

BALANCE AT JUNE 30, 2005	26,610,191	$13,305	$22,991	$(38,210)	$610,698	$608,784

(a)	Comprehensive income was $26,999 for the six months ended June 30, 2004, which included: net income of $27,251, foreign currency translation adjustment of $249, forward foreign currency contract loss of ($368), marketable securities of ($67) and intangible assets of ($66).
See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
June 30, 2005
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
We are also building our position in the growing market for aluminum suspension and related underbody components to complement our OEM aluminum wheel business. We acquired a dedicated manufacturing facility in Heber Springs, Arkansas, in 1999 to accommodate our aluminum components manufacturing operations, which we expanded to accommodate the potential sales volume of the components business. We have won contracts that are expected to average $40 million in annual revenues for 2005 and $45 million for 2006 to manufacture numerous suspension and underbody components, including upper and lower control arm bracket assemblies, suspension brackets and knuckles. The future success of this business is highly dependent on our ability to obtain additional contract awards, which in part, depends on industry conversion to the lighter aluminum components. In addition, we are required, under our licensing agreement for the CobapressTM technology, to make royalty payments based on sales of such components using the CobapressTM technology. To date, payments have been immaterial to our results of operations and financial condition.
Ford Motor Company (“Ford”) and General Motors Corporation (“GM”) together represented approximately 74 percent of our total sales through the first six months of 2005 and 79 percent of annual sales in 2004. DaimlerChrysler has increased to 16 percent of our total sales through the first six months of 2005 compared to 9 percent of annual sales in 2004. The loss of all or a substantial portion of our sales to either or both of Ford or GM would have a significant adverse impact on our financial results, unless the lost volume could be replaced. Although, this risk is partially mitigated in short-term periods due to long-term relationships with both, including multi-year purchase orders related to approximately 190 different wheel programs, intense global competitive pricing pressure makes it increasingly more difficult to maintain these contractual arrangements. The ultimate outcome of these pricing pressures is not known at this time and we expect this trend to continue into the future. We also manufacture aluminum wheels for Audi, BMW, Isuzu, Jaguar, Land Rover, Mazda, MG Rover, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen.
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
Note 2 – Presentation of Consolidated Condensed Financial Statements
During interim periods, we follow the accounting policies set forth in our 2004 Annual Report on Form 10-K and apply appropriate interim financial reporting standards for a fair statement of our operating results and financial position in conformity with accounting principles generally accepted in the United States of America, as indicated below. Users of financial information produced for interim periods in 2005 are encouraged to read this Quarterly Report on Form 10-Q in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and notes to consolidated financial statements filed with the Securities and Exchange Commission (“SEC”) in our 2004 Annual Report on Form 10-K.
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
Our fiscal quarters are the 13-week periods ending on the last Sunday of the calendar months March, June, September and December. The fiscal second quarter 2005 comprises the 13-week period ended on June 26, 2005. The fiscal second quarter 2004 comprises the 13-week period ended on June 27, 2004. For convenience of presentation in these consolidated condensed financial statements, all fiscal quarters are shown to end as of June 30 and all fiscal years are shown to end as of December 31.
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the SEC’s requirements of Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of i) the consolidated condensed statements of income for the three and six months ended June 30, 2005 and 2004, ii) the consolidated condensed balance sheet at June 30, 2005, iii) the consolidated condensed statements of cash flows for the six months ended June 30, 2005 and 2005, and iv) the consolidated condensed statement of shareholders’ equity for the six months ended June 30, 2005. Certain prior year amounts have been reclassified to conform to the 2005 financial statement presentation.
Note 3 – Stock-Based Compensation
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
(Thousands of dollars, except earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Reported net income	$4,849	$13,584	$13,780	$27,251
Stock-based compensation expense included in reported net income, net of tax	—	—	—	—
Stock-based compensation expense determined under fair value method for all awards, net of tax	(1,629)	(739)	(5,670)	(1,450)

Proforma net income	$3,220	$12,845	$8,110	$25,801

Earnings per share:
Basic – as reported	$0.18	$0.51	$0.52	$1.02
Basic – proforma	$0.12	$0.48	$0.30	$0.97

Diluted – as reported	$0.18	$0.51	$0.52	$1.01
Diluted – proforma	$0.12	$0.48	$0.30	$0.96
Note 4 – New Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued its final standard on accounting for share-based payments (“SBP”), FASB Statement No. 123 (revised 2004), “Share-Based Payment (FAS 123R),” that requires us to expense the fair value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. As a public company, we are allowed to select from three alternative transition methods—each having different reporting implications. We have not completed our evaluation or determined the impact of adopting FAS 123R. However, we have disclosed the proforma impact of our employee stock options, as described in Note 3 to our consolidated condensed financial statements in Item I of this Quarterly Report on Form 10-Q. On April 14, 2005, the SEC approved a rule that for public companies delays the effective date of FAS 123R to the annual period beginning after June 15, 2005.
In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal,” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overhead to the cost of production be based on normal capacity of the production facilities. The new standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate the adoption of this new accounting standard will have a material impact on our financial position or results of operations.
Note 5 – Business Segments
Our principal business is the design and manufacture of motor vehicle parts for sale to OEMs. Net sales and long-lived assets by geographic area are summarized below.
(Thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Sales
U.S.	$179,181	$194,823	$343,391	$387,703
Mexico	47,290	38,912	94,995	80,223

Consolidated Net Sales	$226,471	$233,735	$438,386	$467,926

(Thousands of dollars)

	June 30	December 31
	2005	2004
Property, Plant and Equipment, net
U.S.	$215,556	$206,331
Mexico	85,725	68,499

Consolidated Property, Plant and Equipment, net	$301,281	$274,830

Note 6 — Revenue Recognition
Sales of products and any related costs are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Project development revenues for wheel and suspension component development and initial tooling that are reimbursed by our customers are recognized as such related costs and expenses are incurred and recoverability is probable, generally upon receipt of a customer purchase order. Net sales include project development revenues of $5.5 million and $4.1 million for the three months ended June 30, 2005 and 2004, respectively, and $10.0 million and $7.9 million for the six months ended June 30, 2005 and 2004, respectively.
Note 7 — Earnings Per Share
Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period of 26,613,000 and 26,634,000 for the three months ended June 30, 2005 and 2004, respectively, and 26,619,000 and 26,684,000 for the six months ended June 30, 2005 and 2004, respectively. For purposes of calculating diluted earnings per share, net income is divided by the total of the weighted average shares outstanding plus the dilutive effect of our outstanding stock options under the treasury stock method (“common stock equivalents”) of 5,000 and 172,000 for the three months ended June 30, 2005 and 2004, respectively, and 9,000 and 224,000 for the six months ended June 30, 2005 and 2004, respectively. Accordingly, the total weighted average shares outstanding plus common stock equivalents used for calculating diluted earnings per share was 26,618,000 and 26,806,000 for the three months ended June 30, 2005 and 2004, respectively, and 26,628,000 and 26,908,000 for the six months ended June 30, 2005 and 2004, respectively. The following potential shares of common stock were excluded from the diluted earnings per share calculation because the exercise price of the options exceeded the average market price and would have been anti-dilutive: for the three months ended June 30, 2005, options to purchase 2,330,000 shares at prices ranging from $23.25 to $42.87 per share and, at June 30, 2004, options to purchase 800,000 shares at prices ranging from $34.08 to $42.87 per share, also for the six months ended June 30, 2005, options to purchase 2,294,000 shares at prices ranging from $24.80 to $42.87 per share and, at June 30, 2004, options to purchase 623,000 shares at prices ranging from $36.20 to $42.87 per share.

Note 8 – Income Taxes
Income taxes on earnings for the three-month period ended June 30, 2005 were $655 thousand, or 11.9 percent of pretax earnings, compared to $7.2 million, or 34.5 percent of pretax earnings, in the same period a year ago. For the six-month period ended June 30, 2005, income taxes on earnings were $3.6 million, or 20.5 percent of pretax earnings, compared to $14.4 million, or 34.5 percent of pretax earnings, in 2004. The effective tax rate reported in the 1st Quarter of 2005 was 24.5 percent versus the 20.5 percent for the six months ended June 30, 2005. In addition to a favorable settlement of a tax issue with the Internal Revenue Service during the current quarter, the factors impacting the lower effective tax rates versus the 1st Quarter of 2005 and the prior year were the relationship of 1) federal and other tax credits, 2) changes in permanent tax differences and 3) foreign income that is taxed at rates other than the U.S. statutory rate, to a lower estimated pretax earnings for the current year.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Statutory Rate	35.0%	35.0%	35.0%	35.0%
State tax provisions, net of federal tax benefit	5.2	1.0	2.5	1.0
Federal and other tax benefits	(9.3)	(2.4)	(5.9)	(2.4)
Foreign income taxed at rates other than the statutory rate	(13.2)	(2.1)	(9.4)	(2.1)
Other, net	(5.8)	3.0	(1.7)	3.0

Effective income tax rate	11.9%	34.5%	20.5%	34.5%

Note 9 – 50-Percent Owned Joint Venture
Included below are summary income statements for Suoftec Ltd, our 50-percent owned joint venture in Hungary, which manufactures cast and forged aluminum wheels principally for the European automobile industry. Being 50-percent owned and non-controlled, Suoftec Ltd is not consolidated, but accounted for using the equity method, one month in arrears.
(Thousands of dollars)

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
Net Sales	$28,515	$28,506	$54,854	$54,319
Gross profit	$3,781	$5,805	$8,967	$10,912
Net income	$3,108	$5,272	$6,837	$9,171
Superior’s share of net income	$1,554	$2,636	$3,419	$4,586
Note 10 — Cash and Short-Term Investments
(Thousands of dollars)

	June 30	December 31
	2005	2004
Cash and cash equivalents	$49,294	$91,344
Short-term investments	$71,194	$28,300
During the six-month period ending June 30, 2005, we purchased $77.5 million of short-term investments and sold $34.6 million of short-term investments, for a net increase of $42.9 million. Short-term investments include high-grade interest bearing marketable equity and debt securities that are classified as held-to-maturity. The carrying value of these investments approximates market value. We do not hold securities for speculation or trading purposes.

Note 11 – Accounts Receivable
(Thousands of dollars)

	June 30,	December 31,
	2005	2004
Trade receivables	$134,597	$137,490
Project development receivables	10,797	8,834
Due from joint ventures, including dividend of $4,941	5,515	532
Unrealized gain on forward foreign currency contracts	(68)	2,620
Other receivables	3,402	4,468

	154,243	153,944

Allowance for doubtful accounts	(1,374)	(3,384)

	$152,869	$150,560

Note 12 – Inventories
(Thousands of dollars)

	June 30,	December 31,
	2005	2004
Raw materials	$17,019	$24,284
Work in process	24,698	22,136
Finished goods	43,477	43,564

	$85,194	$89,984

Inventories, which include material, labor and factory overhead, are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method of valuation.
Note 13 – Property, Plant and Equipment
(Thousands of dollars)

	June 30,	December 31,
	2005	2004
Land and buildings	$81,508	$80,362
Machinery and equipment	486,579	468,581
Leasehold improvements and others	12,402	11,855
Construction in progress	44,663	18,754

	625,152	579,552
Accumulated depreciation	(323,871)	(304,722)

	$301,281	$274,830

Depreciation expense was $10.7 million and $9.1 million for the three months ended June 30, 2005 and 2004, respectively, and $21.4 million and $18.8 million for the six months ended June 30, 2005 and 2004, respectively.
Note 14 – Retirement Plans
We have an unfunded supplemental executive retirement plan covering our directors, officers, and other key members of management. We purchase life insurance policies on each of the participants to provide for future liabilities. Subject to certain vesting requirements, the plan provides for a benefit based on the final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. For the six months ended June 30, 2005, approximately $265,000 of contributions have been made to this plan. We presently anticipate contributing a total of $531,000 to this retirement plan for 2005.

(Thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$175	$150	$350	$301
Interest cost	241	206	481	412
Net amortization	22	19	44	37

Net periodic pension cost	$438	$375	$875	$750

Note 15 – Commitments and Contingencies
We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, we believe all such matters are adequately provided for, covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position. For additional information concerning contingencies, risks and uncertainties, see Note 16 – “Risk Management”.
Note 16 – Risk Management
We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products, such as our aluminum suspension and related underbody components.
We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies – the Mexican Peso and the Euro. The value of the Mexican Peso increased in value by 3 percent in relation to the U.S. dollar for the first six months of 2005. The Euro, on the other hand, experienced a 12 percent decrease versus the U.S. dollar in the first six months of 2005. Foreign currency transaction gains and losses, which are included in other income (expense) in the consolidated condensed statements of income, have not been material.
Our primary risk exposure relating to derivative financial instruments result from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At June 30, 2005, we held open foreign currency Euro forward contracts totaling $20.5 million, with an unrealized loss of $69 thousand. At December 31, 2004, we held open foreign currency Euro forward contracts totaling $10.4 million, with an unrealized gain of $2.6 million. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by a similar percentage of the current market value. We do not have similar derivative instruments for the Mexican Peso.
When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas and nickel over the next two years. The contract value and fair value of these purchase commitments approximated $16 million and $24 million, respectively, at June 30, 2005. Percentage changes in the market prices of natural gas or nickel will impact the fair value by a similar percentage. We do not hold or purchase any natural gas or nickel forward contracts for trading purposes.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Operating results in the second quarter and year-to-date periods continue to be impacted by significant production cuts at our major customers, as well as the continuing impact of global pricing levels. Strong sales of passenger cars and light trucks in the second quarter did not result in increased OEM production as the increased sales went toward decreasing the huge car dealer inventories that existed. Accordingly, we will not benefit from these increased sales levels until OEM production schedules increase. Recent indications are that this may not occur until at least the fourth quarter. Global pricing levels will continue to impact our selling prices as new and replacement programs come on-line later in 2005. Additionally, the added competitive pressures that may emerge if industry volumes soften further may compound pricing reductions.
Results of Operations
(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
Selected data for:	2005	2004	2005	2004
Net sales	$226,471	$233,735	$438,386	$467,926
Gross profit	$8,160	$23,311	$22,314	$47,882
Percentage of net sales	3.6%	10.0%	5.1%	10.2%
Income from operations	$2,895	$17,313	$11,991	$36,002
Percentage of net sales	1.3%	7.4%	2.7%	7.7%
Net income	$4,849	$13,584	$13,780	$27,251
Percentage of net sales	2.1%	5.8%	3.1%	5.8%
Diluted earnings per share	$0.18	$0.51	$0.52	$1.01
Consolidated revenues in the second quarter of 2005 decreased $7.2 million, or 3.1 percent, to $226.5 million from $233.7 million in the same period a year ago. Including project development revenues, which totaled $5.2 million in 2005 and $4.0 million in the second quarter of 2004, wheel revenues decreased $10.3 million, or 4.5 percent, to $217.8 million from $228.1 million in the second quarter a year ago, as wheel shipments decreased by 8.0 percent. The average selling price of wheels increased 3.1 percent, the principal factor being the pass-through price of aluminum, which increased the average selling price by 3.9 percent. The balance of our net sales was represented by suspension component revenues of $8.6 million in 2005, compared to $5.6 million a year ago.
Our consolidated net sales for the first six months of 2005 decreased $29.5 million, or 6.3 percent, to $438.4 million from $467.9 million for the same period last year. Wheel sales decreased $36.3 million, or 8.0 percent, to $420.0 million from the $456.3 million in 2004, as wheel shipments decreased by 12.6 percent and the average selling price increased 5.9 percent from a year ago. The increase in average selling price was due to an increase in the pass-through price of aluminum and the shift in mix to larger wheels, which totaled approximately 7.0 percent, while reduced demand in the current period for chrome plated and polished specialty wheels and price discounts to our customers decreased the average selling price by approximately 1.1 percent. The balance of our net sales for the first six months is represented by suspension component revenues of $18.4 million in 2005, compared to $11.6 million a year ago.
According to Automotive News, an industry publication, overall North American production of light trucks and passenger cars during the second quarter of 2005 decreased 3.9 percent, compared to our 8.0 percent decrease in aluminum wheel shipments. However, production of the specific light trucks and passenger cars using our wheel programs decreased 10.2 percent, versus our 8.0 percent decrease in shipments, indicating that our market share increased slightly during the current period. Adversely impacted in the current period were GM’s GMT800 and Chevy Venture platforms, Ford’s F Series and Explorer, and DaimlerChrysler’s Dodge Durango. Significant increases were noted in Ford’s new Mustang and DaimlerChrysler’s Jeep Grand Cherokee. Shipments to Ford and GM totaled 74 percent of total OEM unit shipments in the current quarter, compared to 82 percent a year ago. Shipments to DaimlerChrysler increased to 16 percent from 7 percent a year ago, while shipments to international customers remained flat with the prior year at approximately 10 percent.
Consolidated gross profit decreased $15.1 million for the quarter to $8.2 million, or 3.6 percent of net sales, compared to $23.3 million, or 10.0 percent of net sales, for the same period a year ago. Consolidated gross profit for the six month period in 2005 decreased $25.6 million to $22.3 million, or 5.1 percent of net sales, from $47.9 million, or 10.2 percent of net sales, in the same period a year ago. The principal reasons for the declines in gross profit were the decreases in unit shipments and the resulting decreases in production. Additionally, erratic customer ordering patterns that change weekly, if not more often, make it very difficult to plan production and staff facilities, which can lead to higher costs due to the required use of overtime. In this type of environment, it is extremely difficult to reduce costs while attempting to maintain a stable, experienced work force that needs to react to sudden changes in production requirements. Due to this situation, several plants worked four-day weeks during the current quarter. Accordingly, gross profit was impacted by lower profit margins in many of our plants, due to plant utilization rates falling well below historical levels, which resulted in our inability to absorb fixed costs. Other factors impacting our gross profit, although to a lesser extent than in the past, are the continued global pricing pressures from our customers and decreases in demand for high-volume, high-profit specialty wheels. Gross profit also included the aluminum suspension component business operating loss of $3.7 million in the current quarter compared to $2.4 million in the same period a year ago. For the six-month periods, the operating losses were $6.7 million in 2005 and $5.3 million in 2004.
The company is pursuing action plans to improve operational performance and mitigate the impact of the severe pricing environment in which we now operate. We must emphasize, however, that while we continue to reduce costs through process automation and identification of industry best practices, the curve of customer price reductions will continue to be steeper than our progress on these cost reductions for an indefinite period of time, due to the slow and methodical nature of these cost reduction programs. The impact of these factors on our future financial position and results of operations will be negative, to an extent that cannot be predicted, and we may not be able to implement sufficient cost savings strategies to mitigate any future impact.
Selling, general and administrative expenses for the second quarter of 2005 were $5.3 million, or 2.3 percent of net sales, compared to $6.0 million in 2004, or 2.6 percent of net sales. For the six-month periods, selling, general and administrative expenses were $10.3 million, or 2.4 percent of net sales, in 2005 and $11.9 million, or 2.5 percent of net sales in the same period a year ago. The principal decreases were in salaries and related fringe benefits, including bonus accruals that are based on a percentage of pretax income.
The resulting consolidated operating income for the second quarter decreased $14.4 million, or 83.3 percent, to $2.9 million from $17.3 million in the same period a year ago. Accordingly, the operating income margin for the second quarter of 2005 was 1.3 percent of net sales compared to 7.4 percent of net sales for the same period in 2004. Consolidated operating income for the six-month periods was $12.0 million, or 2.7 percent of net sales, in 2005 and $36.0 million, or 7.7 percent of net sales, in the same period a year ago.
Equity in earnings of joint ventures, which is represented principally by our share of the equity earnings of our 50 percent owned joint venture in Hungary, totaled $1.5 million in the second quarter of 2005 compared to $2.6 million in 2004, and $3.2 million for the first half of 2005 compared to $4.7 million in 2004. The decrease in profitability was due principally to a decrease in unit shipments of cast and forged aluminum wheels, low capacity utilization in both operations and lower selling prices. Many of our European competitors are willing to engage in marginally profitable or no-profit business to avoid costly layoffs and benefit reductions.
Interest income for the second quarter increased to $1.4 million from $0.5 million a year ago. For the first six months of 2005, interest income increased to $2.5 million from $1.1 million in 2004. The increased interest income in both the quarter and year-to-date periods in 2005 was due primarily to an increase in the average interest rate on cash invested.
The effective tax rate decreased to 20.5 percent for the six months ended June 30 2005 from 24.5 percent in the first quarter of 2005 and 34.5 percent in the first quarter 2004. In addition to a favorable settlement of a tax issue with the Internal Revenue Service, the factors impacting the lower rate in 2005 were the relationship of federal and other tax credits, of changes in permanent tax differences and of foreign income that is taxed at rates other than the U.S. statutory rate, to a lower estimated pretax income for the current year.
As a result of the above, net income for the quarter decreased 64.3 percent, or $8.8 million, to $4.8 million, or 2.1 percent of net sales, from $13.6 million, or 5.8 percent of net sales, last year. Diluted earnings per share for the second quarter of 2005 was $0.18 compared to $0.51 per diluted share in the same period a year ago. Net income for the six-month periods was $13.8 million, or 3.1 percent of net sales, in 2005 and $27.3 million, or 5.8 percent of net sales, a year ago.
Financial Condition, Liquidity and Capital Resources
Our sources of liquidity include cash and short-term investments, net cash provided by operating activities, amounts available under credit facilities and other external sources of funds. Working capital and the current ratio were $274.1 million and 3.9:1, respectively, at June 30, 2005 versus $281.6 million and 4.2:1 at December 31, 2004. We have no long-term debt and have not utilized an uncommitted $20 million credit line. As of June 30, 2005, our cash and short-term investments totaled $120.5 million compared to $119.6 million at December 31, 2004 and $153.9 million at June 30, 2004. The decrease in cash and short-term investments since June 30, 2004 was due principally to our investing $28.8 million in long-term corporate bonds in 2004, which are included in “Investments” in the consolidated condensed balance sheets. Accordingly, all working capital requirements, funds required for investing activities, cash dividend payments and repurchases of our common stock are funded from internally generated funds, the proceeds from exercise of stock options or existing cash and short-term investments. Our cash position is forecasted to be more than sufficient to fund our working capital and capital investment requirements for the remainder of 2005.

Net cash provided by operating activities decreased $1.4 million to $43.9 million for the six months ended June 30, 2005, compared to $45.3 million for the same period a year ago, due principally to a favorable change in working capital requirements during the current period offsetting the $13.5 million decrease in net income. Due to decreased sales in the current period, cash required to fund accounts receivable and inventory replenishment decreased $5.3 million and $28.6 million, respectively, compared to the prior period. These favorable changes offset unfavorable changes in accounts payable of $16.4 million and other operating liabilities of $8.2 million compared to a year ago. The unfavorable change in funding for accounts payable was due to the timing of payments for raw materials and capital expenditures. The unfavorable change in other operating liabilities was due principally to reduced payroll and related tax accruals in the current period.
The principal investing activities during the six months ended June 30, 2005 were acquiring $77.5 million in short-term investments, funding $44.5 million of capital expenditures and selling $44.6 million of short-term investments. Similar investing activities during the same period a year ago included funding $35.3 million of capital expenditures, acquiring $40.7 million of short-term investments and selling $20.1 million of short-term investments. Capital expenditures in the current period include approximately $20.0 million for our new wheel manufacturing facility in Chihuahua, Mexico. The balance of the 2005 capital expenditures and the 2004 capital expenditures were for ongoing improvements to our existing facilities, none of which were individually significant.
Financing activities during the six months ended June 30, 2005 included the payment of cash dividends on our common stock totaling $8.3 million and the purchase of company common stock totaling $377 thousand, which offset the proceeds from the exercise of company stock options of $128 thousand. Similar financing activities during the same period a year ago were cash dividend payments of $7.4 million, purchases of our common stock of $5.2 million, and proceeds from the exercise of company stock options of $244 thousand.
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
New Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued its final standard on accounting for share-based payments (“SBP”), FASB Statement No. 123 (revised 2004), “Share-Based Payment (FAS 123R),” that requires us to expense the fair value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. As a public company, we are allowed to select from three alternative transition methods—each having different reporting implications. We have not completed our evaluation or determined the impact of adopting FAS 123R. However, we have disclosed the proforma impact of our employee stock options, as described in Note 3 to our consolidated condensed financial statements in Item I of this Quarterly Report on Form 10-Q. On April 14, 2005, the SEC approved a rule that for public companies delays the effective date of FAS 123R to the annual period beginning after June 15, 2005.
In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal,” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overhead to the cost of production be based on normal capacity of the production facilities. The new standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate the adoption of this new accounting standard will have a material impact on our financial position or results of operations.
Risk Management
We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products, such as our aluminum suspension and related underbody components.
We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies – the Mexican Peso and the Euro. The value of the Mexican Peso varied during 2004, but was virtually unchanged in relation to the U.S. dollar at the end of the year. The Euro, on the other hand, experienced a 9 percent increase versus the U.S. dollar in 2004. Foreign currency transaction gains and losses, which are included in other income (expense) in the consolidated condensed statements of income, have not been material.
Our primary risk exposure relating to derivative financial instruments result from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At June 30, 2005, we held open foreign currency Euro forward contracts totaling $20.5 million, with an unrealized loss of $69 thousand. At December 31, 2004, we held open foreign currency Euro forward contracts totaling $10.4 million, with an unrealized gain of $2.6 million. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by a similar percentage of the current market value. We do not have similar derivative instruments for the Mexican Peso.
When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas and nickel over the next two years. The contract value and fair value of these purchase commitments approximated $16 million and $24 million, respectively, at June 30, 2005. Percentage changes in the market prices of natural gas or nickel will impact the fair value by a similar percentage. We do not hold or purchase any natural gas or nickel forward contracts for trading purposes.
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
•	Global Pricing. We continue to experience increased competition in our domestic and international markets. In addition to the fact that some initial products are being shipped to the U.S. from Asia, many of our competitors have excess capacity and, because of their financial condition, are placing intense pricing pressure in our market place. These competitive pressures are expected to continue and may result in decreased sales volumes and unit price reductions, resulting in lower revenues, gross profit and operating income.

•	Future Capacity Expansions. Our plans to add capacity through the addition of new plant locations, by expanding our current plants or through additional automation, may cause unexpected operating issues and inefficiencies that would negatively impact our operating margins. Certain factors are beyond our control, such as construction and equipment delivery delays, vendor production problems, and other unforeseen circumstances. These types of circumstances may cause us to reallocate the manufacture of our products to other plants in order to meet our customers’ requirements, which may cause additional inefficiencies.

•	Key Customers. Ford, GM and DaimlerChrysler were our only customers accounting for more than 10 percent of consolidated net sales in the first six months of 2005. Ford and GM together represented approximately 74 percent of our total sales through the first six months of 2005 and 79 percent of annual sales in 2004. DaimlerChrysler has increased to 16 percent of our total sales through the first six months of 2005 compared to 9 percent of annual sales in 2004. The loss of all or a substantial portion of our sales to either or both of Ford or GM would have a significant adverse impact on our financial results unless the lost volume could be replaced. Although, this risk is partially mitigated in short-term periods due to long-term relationships with various divisions of these two customers, including multi-year supply arrangements on approximately 190 different wheel programs and the fact that these arrangements expire on differing dates, intense global competitive pricing pressure makes it increasingly more difficult to maintain these contractual arrangements.

•	Decline in Production of Passenger Cars and Light Trucks. A significant decline in the production of passenger cars and/or light trucks by automobile manufacturers would adversely affect our revenue and if such decline continues for a sustained period, would have a material adverse impact on our financial results.

•	New Component Products. We have made a significant investment in research, development and marketing for the automotive suspension and underbody components business. Significant revenue from these investments may not be achieved for a number of years, if at all. The future success of this business is highly dependent on our ability to obtain additional contract awards, which in part depends on industry conversion to lighter aluminum components.

•	Litigation. We are subject to a variety of claims and lawsuits, including product liability and other matters. While we believe that none of the litigation matters in which we are currently involved will have a material impact on our financial position or results of operations, it is possible that, even though we believe we have adequate insurance coverage or are likely to prevail on the merits, one or more of these matters could be resolved in a manner that would ultimately have a material impact on our financial condition, and could negatively impact our revenues, operating margins and net income.

•	International Operations. We manufacture our products in Mexico and Hungary and sell our products throughout the world. Unfavorable changes in foreign cost structures, trade protection laws, policies and other regulatory requirements affecting trade and investments, social, political, labor, or economic conditions in a specific country or region, including foreign exchange rates, difficulties in staffing and managing foreign operations and foreign tax consequences, among other factors, could have a negative effect on our business and results of operations.

•	Other. Other issues and uncertainties include:
•	Changes in U.S., global or regional economic conditions, currency exchange rates, war or significant terrorist acts, or political instability in major markets, all of which may affect automobile sales, which in turn could cause our customers to cancel orders, as has happened in the past;

•	Periodic or sustained shortages of natural gas and other energy sources that may impact our performance and profitability;

•	Changes in commodity prices of the materials used in our products, or substantial increases in material costs that may impact the demand for aluminum wheels;

•	Changes in the laws, regulations, policies, or other activities of governments, agencies, and similar organizations where such actions may affect our ability to produce products at a competitive price;

•	Adverse weather conditions or natural disasters, such as earthquakes, tornados and hurricanes, which may, among other things, impair production at our manufacturing facilities;

•	Our ability to attract or retain key employees to operate our manufacturing facilities and corporate office;

•	Success of our strategic and operating plans to properly direct the company, including obtaining new contracts for our suspension and underbody components business; and,

•	International, political and military developments that may affect automobile production and sales.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management”.
Item 4. Controls and Procedures
The company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005. Based on this evaluation, the CEO and CFO concluded that, as of June 30, 2005, the company’s disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective in that they provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
No changes in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 17, 2000, the Board of Directors authorized the repurchase of 4,000,000 shares of the company’s common stock as part of the 2000 Stock Repurchase Plan (the “Plan”). Below is a table of stock repurchases during the second quarter of 2005 under the Plan:

			Cumulative	Number
	Total Number	Average	Number of	of Shares
	of Shares	Price Paid	Shares	Remaining
Period	Purchased (1)	per Share	Purchased	To Purchase
March 28th — April 24th	5,000	$24.71	812,305	3,187,695
April 25th — May 22nd	6,000	$21.02	818,305	3,181,695
May 23rd — June 26th	—	$—	818,305	3,181,695

Total	11,000	$22.70	818,305	3,181,695

(1)	During the period covered, the company did not repurchase any shares other than pursuant to the Plan.
Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Shareholders was held on May 13, 2005, for the purpose of electing three Directors and approving an Incentive Bonus Plan for Steven J. Borick, President and CEO. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation. There were 26,626,191 shares of our common stock issued, outstanding and entitled to vote as of the record date, March 28, 2005. There were present at the meeting, in person or by proxy, the holders of 24,447,383 shares, representing 92% of the total shares outstanding and entitled to vote at the meeting. Accordingly, 8%, or 2,178,808 shares were not present at the meeting, in person or by proxy.
All of management’s nominees for Director as listed in the proxy statement were elected for a three-year term with the following vote:

Nominee	Shares Voted For	Shares Withheld
Louis L. Borick	24,127,835	319,548
Steven J. Borick	24,127,099	320,284
Raymond C. Brown	23,983,403	463,980
The following incumbent Directors will have their terms of office expire as of the date of the Annual Meeting of Shareholders in the years indicated below:

Incumbent Director	Year
Sheldon I Ausman	2007
V. Bond Evans	2007
Michael J. Joyce	2006
Jack H. Parkinson	2006
Philip W. Colburn	2006
R. Jeffery Ornstein	2006

The CEO Incentive Bonus Plan was approved with the following vote:

	Shares Voted For	Shares Withheld
Steven J. Borick Incentive Bonus Plan	23,468,314	570,378
Item 6. Exhibits
a) Exhibits:
31.1	Certification of Steven J. Borick, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of R. Jeffrey Ornstein, Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of Steven J. Borick, President and Chief Executive Officer, and R. Jeffrey Ornstein, Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date August 5, 2005	/s/ Steven J. Borick

Steven J. Borick
President and Chief Executive Officer

Date August 5, 2005	/s/ R. Jeffrey Ornstein

R. Jeffrey Ornstein
Vice President and Chief Financial Officer