Form 10-Q
period 2005-09-25
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2005-11-04
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 25, 2005 or
☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding at October 28, 2005
$0.50 Par Value	26,610,191

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Superior Industries International, Inc.
Consolidated Condensed Statements of Operations
(Thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
NET SALES	$187,618	$199,328	$626,004	$667,254
Cost of sales	185,118	187,799	601,190	607,843

GROSS PROFIT	2,500	11,529	24,814	59,411

Selling, general and administrative expenses	5,591	5,290	15,914	17,170

INCOME (LOSS) FROM OPERATIONS	(3,091)	6,239	8,900	42,241

Equity in earnings of joint ventures	1,277	1,712	4,434	6,449
Interest income, net	1,331	786	3,844	1,924
Other income (expense), net	396	(379)	68	(651)

INCOME (LOSS) BEFORE INCOME TAXES	(87)	8,358	17,246	49,963
Income taxes	414	2,883	3,967	17,237

NET INCOME (LOSS)	$(501)	$5,475	$13,279	$32,726

EARNINGS (LOSS) PER SHARE – BASIC	$(0.02)	$0.21	$0.50	$1.23

EARNINGS (LOSS) PER SHARE – DILUTED	$(0.02)	$0.20	$0.50	$1.22

WEIGHTED-AVERAGE SHARES OUTSTANDING – BASIC	26,610,000	26,630,000	26,616,000	26,666,000

WEIGHTED-AVERAGE SHARES OUTSTANDING – DILUTED	26,610,000	26,753,000	26,623,000	26,857,000

DIVIDENDS DECLARED PER SHARE	$0.1600	$0.1550	$0.4750	$0.4475

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Balance Sheets
(Thousands of dollars, except per share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,528	$91,344
Short-term investments	36,894	28,300
Accounts receivable, net	154,647	150,560
Inventories, net	82,434	89,984
Deferred income taxes	2,583	2,583
Prepaid expenses	13,581	6,205

Total current assets	370,667	368,976

Property, plant and equipment, net	310,723	274,830
Investments	59,204	91,860
Other assets	8,304	8,862

Total assets	$748,898	$744,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,173	$42,351
Accrued expenses	44,435	44,814
Income taxes payable	1,181	178

Total current liabilities	93,789	87,343

Executive retirement liabilities	16,809	17,203
Deferred income taxes	35,629	36,718
Commitments and contingent liabilities (see Note 15)	—	—
Shareholders’ equity
Preferred stock, $25.00 par value Authorized – 1,000,000 shares Issued – none	—	—
Common stock, $0.50 par value Authorized – 100,000,000 shares Issued and outstanding – 26,610,191 shares (26,621,191 shares at December 31, 2004)	13,305	13,310
Additional paid-in-capital	22,991	23,235
Accumulated other comprehensive loss	(39,563)	(38,586)
Retained earnings	605,938	605,305

Total shareholders’ equity	602,671	603,264

Total liabilities and shareholders’ equity	$748,898	$744,528

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Statements of Cash Flows
(Thousands of dollars)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
NET CASH PROVIDED BY OPERATING ACTIVITIES	$47,297	$45,018

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of marketable securities	132,000	59,928
Purchases of marketable securities	(111,570)	(93,532)
Additions to property, plant and equipment	(65,781)	(44,123)

NET CASH USED IN INVESTING ACTIVITIES	(45,351)	(77,727)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid	(12,513)	(11,479)
Repurchases of common stock	(377)	(6,025)
Stock options exercised	128	1,099

NET CASH USED IN FINANCING ACTIVITIES	(12,762)	(16,405)

Net decrease in cash and cash equivalents	(10,816)	(49,114)

Cash and cash equivalents at the beginning of the period	91,344	156,847

Cash and cash equivalents at the end of the period	$80,528	$107,733

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Statement of Shareholders’ Equity
(Thousands of dollars, except per share data)
(Unaudited)

				Accumulated
	Common Stock			Other
	Number of		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
BALANCE AT DECEMBER 31, 2004	26,621,191	$13,310	$23,235	$(38,586)	$605,305	$603,264

Comprehensive Income:

Net income	—	—	—	—	13,279	13,279

Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	—	—	—	912	—	912
Minimum pension liability adjustment	—	—	—	(169)	—	(169)
Unrealized gain (loss) on:
Forward foreign currency contracts	—	—	—	(1,768)	—	(1,768)
Marketable securities	—	—	—	48	—	48

Total comprehensive income (a)	—	—	—	—	—	12,302

Stock options exercised, including related tax benefit	5,000	3	125	—	—	128

Repurchases of common stock	(16,000)	(8)	(369)	—	—	(377)

Cash dividends declared ($0.475 per share)	—	—	—	—	(12,646)	(12,646)

BALANCE AT SEPTEMBER 30, 2005	26,610,191	$13,305	$22,991	$(39,563)	$605,938	$602,671

(a)	Comprehensive income was $31,686 for the nine months ended September 30, 2004, which included: net income of $32,726, foreign currency translation adjustment of $(1,047), forward foreign currency contract loss of $(558), and an unrealized gain on marketable securities of $565.
See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
September 30, 2005
(Unaudited)
Note 1 – Nature of Operations
Headquartered in Van Nuys, California, the principal business of Superior Industries International, Inc. (referred to herein as the “company” or in the first person notation “we,” “us” and “our”) is the design and manufacture of aluminum motor vehicle parts for sale to Original Equipment Manufacturers (“OEM”). We are one of the largest suppliers of cast and forged aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary. Customers in North America represent the principal market for our products, with approximately 10 percent of our products being exported to international customers or delivered to their assembly operations in the United States.
We are also building our position in the market for aluminum suspension and related underbody components to complement our OEM aluminum wheel business. We acquired a dedicated manufacturing facility in Heber Springs, Arkansas, in 1999 to accommodate our aluminum components manufacturing operations, which we expanded to accommodate the potential sales volume of the components business. We have won contracts that are expected to average $40 million in annual revenues for 2005 and $45 million for 2006 to manufacture numerous suspension and underbody components, including upper and lower control arm bracket assemblies, suspension brackets and knuckles. The future success of this business is highly dependent on our ability to reduce costs and to obtain additional contract awards, which in part, depends on industry conversion to the lighter aluminum components. We are required under our licensing agreement for the CobapressTM technology to make royalty payments based on sales of such components using the CobapressTM technology. To date, such royalty payments have been immaterial to our results of operations and financial condition.
Ford Motor Company (“Ford”) and General Motors Corporation (“GM”) together represented approximately 73 percent of our total sales through the first nine months of 2005 and 82 percent of annual sales in 2004. DaimlerChrysler AG (“DaimlerChrysler”) has increased to 17 percent of our total sales through the first nine months of 2005 compared to 7 percent of annual sales in 2004. The loss of all or a substantial portion of our sales to either or both of Ford or GM would have a significant adverse impact on our financial results, unless the lost volume could be replaced. This risk is partially mitigated over the short-term due to long-term relationships with both companies, including multi-year purchase orders related to approximately 190 different wheel programs. However, intense global competitive pricing pressure makes it increasingly difficult to maintain these contractual arrangements and there can be no guarantee that we will be able to enter into similar contracts in the future. The ultimate outcome of these pricing pressures is not known at this time and we expect this trend to continue into the future. We also manufacture aluminum wheels for Audi, BMW, Isuzu, Jaguar, Land Rover, Mazda, MG Rover, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen.
The availability and demand for aluminum wheels and components are subject to unpredictable factors, such as changes in the general economy, the automobile industry, gasoline prices and consumer interest rates. The raw materials used in producing our products are readily available and are obtained through numerous suppliers with whom we have established trade relations.
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
Our fiscal quarters are the 13-week periods ending on the last Sunday of the calendar months March, June, September and December. The fiscal third quarter 2005 comprises the 13-week period ended on September 25, 2005. The fiscal third quarter 2004 comprises the 13-week period ended on September 26, 2004. For convenience of presentation in these consolidated condensed financial statements, all fiscal quarters are shown to end as of September 30 and all fiscal years are shown to end as of December 31. The differences between actual fiscal quarters and the periods shown in this report are not material.
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of i) the consolidated condensed statements of operations for the three and nine months ended September 30, 2005 and 2004, ii) the consolidated condensed balance sheets at September 30, 2005 and December 31, 2004, iii) the consolidated condensed statements of cash flows for the nine months ended September 30, 2005 and 2004, and iv) the consolidated condensed statement of shareholders’ equity for the nine months ended September 30, 2005. Certain prior year amounts have been reclassified to conform to the 2005 financial statement presentation.
Note 3 – Stock-Based Compensation
The company accounts for its stock option plans under the recognition and measurement principles (the “intrinsic value” method) of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” If we had elected to recognize stock-based compensation expense based on the fair value of options granted as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” net income (loss) and earnings (loss) per share would have been reduced to the proforma amounts indicated below.
(Thousands of dollars, except earnings per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Reported net income (loss)	$(501)	$5,475	$13,279	$32,726
Stock-based compensation expense included in reported net income, net of tax	—	—	—	—
Stock-based compensation expense determined under fair value method for all awards, net of tax	(716)	(668)	(6,208)	(2,117)

Proforma net income (loss)	$(1,217)	$4,807	$7,071	$30,609

Earnings (loss) per share:
Basic – as reported	$(0.02)	$0.21	$0.50	$1.23
Basic – proforma	$(0.05)	$0.18	$0.27	$1.15

Diluted – as reported	$(0.02)	$0.20	$0.50	$1.22
Diluted – proforma	$(0.05)	$0.18	$0.27	$1.14
Note 4 — New Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued its final standard on accounting for share-based payments (“SBP”), FASB Statement No. 123 (revised 2004), “Share-Based Payment (“FAS 123R”),” that requires us to expense the fair value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value as of the date awards are granted, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. As a public company, we are allowed to select from three alternative transition methods—each having different reporting implications. We have not completed our evaluation or determined the impact of adopting FAS 123R. However, we have disclosed the proforma impact of our employee stock options, as described in Note 3 above. On April 14, 2005, the SEC approved a rule that for public companies delays the effective date of FAS 123R to the annual period beginning after June 15, 2005.
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
(Thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Sales
U.S.	$152,773	$165,151	$496,164	$552,854
Mexico	34,845	34,177	129,840	114,400

Consolidated Net Sales	$187,618	$199,328	$626,004	$667,254

(Thousands of dollars)

	September 30
	December 31
	2005	2004
Property, Plant and Equipment, net
U.S.	$209,075	$206,331
Mexico	101,648	68,499

Consolidated Property, Plant and Equipment, net	$310,723	$274,830

Note 6 — Revenue Recognition
Sales of products and any related costs are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Project development revenues for wheel and suspension component development and initial tooling that are reimbursed by our customers are recognized as such related costs and expenses are incurred and recoverability is probable, generally upon receipt of a customer purchase order. Net sales include project development revenues of $5.1 million and $3.2 million for the three months ended September 30, 2005 and 2004, respectively, and $15.1 million and $11.2 million for the nine months ended September 30, 2005 and 2004, respectively.
Note 7 – Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for the period. For purposes of calculating diluted earnings (loss) per share, net income (loss) is divided by the total of the weighted average shares outstanding plus the dilutive effect of our outstanding stock options under the treasury stock method (“common stock equivalents”). Net income (loss) and weighted average number of common and common stock equivalents outstanding for diluted earnings (loss) per share is as follows:
(Thousands, except earnings (loss) per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic Earnings (Loss) Per Share

Reported net income (loss)	$(501)	$5,475	$13,279	$32,726

Weighted average shares outstanding	26,610	26,630	26,616	26,666

Basic earnings (loss) per share	$(0.02)	$0.21	$0.50	$1.23

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Diluted Earnings (Loss) Per Share

Reported net income (loss)	$(501)	$5,475	$13,279	$32,726

Weighted average shares outstanding	26,610	26,630	26,616	26,666
Weighted average dilutive stock options	—	123	7	191

Weighted average shares outstanding-dilutive	26,610	26,753	26,623	26,857

Diluted earnings (loss) per share	$(0.02)	$0.20	$0.50	$1.22

The following potential shares of common stock were excluded from the diluted earnings per share calculations because the exercise price of the options exceeded the average market price during the respective periods and would have been anti-dilutive: for the three months ended September 30, 2005, options to purchase 2,321,587 shares at prices ranging from $23.25 to $42.87 per share; for the three months ended September 30, 2004, options to purchase 781,550 shares at prices ranging from $32.69 to $42.87 per share; for the nine months ended September 30, 2005, options to purchase 2,285,587 shares at prices ranging from $24.80 to $42.87 per share; and for the nine months ended September 30, 2004, options to purchase 609,300 shares at prices ranging from $35.90 to $42.87 per share. Additionally, even though their exercise price was below the average market price for the period, the following potential shares of common stock were excluded from the diluted loss per share calculation for the three months ended September 30, 2005, because they would have been anti-dilutive: 4,629 shares at prices ranging from $20.63 to $22.88 per share.
Note 8 – Income Taxes
The effective tax rate in the first nine months of 2005 was 23.0 percent of pretax earnings versus the 20.5 percent of pretax earnings reported for the first six months of 2005 and the 34.5 percent of pretax earnings reported for the first nine months of 2004. The tax provision of $414 thousand in the third quarter of 2005 represents a tax benefit of $20 thousand on the pretax loss of $87 thousand at the current effective tax rate of 23.0 percent, offset by an additional tax provision of $434 thousand on the first six months pretax earnings, due to the increase in the expected annual effective tax rate to 23.0 percent from 20.5 percent. The principal reasons for the increase in the 2005 expected annual effective tax rate to 23.0 percent from the 20.5 percent estimated at the end of the first six months were a decrease in federal and state tax credits and an increase in the estimated pretax earnings for the current year. The major factors impacting the lower effective tax rates in 2005 compared to the prior year were a favorable settlement of a tax issue with the Internal Revenue Service earlier this year, and the relationship of (1) federal and other tax credits, (2) changes in permanent tax differences and (3) foreign income that is taxed at rates other than the U.S. statutory rate, to the lower estimated pretax earnings for the current year.
The table below reconciles the applicable federal statutory rate to the effective tax rates for the first half and first nine months of 2005 and the first nine months of 2004. Due to the lower projected U.S. pretax earnings for the year 2005, the federal statutory rate is 34.0 percent versus 35.0 percent in 2004.

	Six Months Ended	Nine Months Ended June
	June 30,	September 30,
	2005	2005	2004
Statutory Rate	34.0%	34.0%	35.0%
State tax provisions, net of federal tax benefit	2.5	2.6	1.0
Federal and other tax credits	(5.9)	(4.0)	(2.4)
Foreign income, taxed at rates other than the statutory rate	(9.4)	(8.6)	(2.1)
Other, net	(0.7)	(1.0)	3.0

Effective income tax rate	20.5%	23.0%	34.5%

Note 9 – 50-Percent Owned Joint Venture
Included below are summary income statements for Suoftec Ltd, our 50-percent owned joint venture in Hungary, which manufactures cast and forged aluminum wheels principally for the European automobile industry. Being 50-percent owned and non-controlled, Suoftec Ltd is not consolidated, but accounted for using the equity method, one month in arrears.
(Thousands of dollars)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2005	2004	2005	2004
Net sales	$23,285	$25,126	$78,139	$79,445
Gross profit	$3,229	$4,324	$12,196	$15,236
Net income	$2,066	$3,078	$8,903	$12,249
Superior’s share of net income	$1,033	$1,539	$4,452	$6,125
Note 10 — Cash and Short-Term Investments
(Thousands of dollars)

	September 30,	December 31,
	2005	2004
Cash and cash equivalents	$80,528	$91,344
Short-term investments	$36,894	$28,300
During the nine-month period ended September 30, 2005, we purchased $111.6 million of short-term investments and sold $132.0 million of short-term investments, for a net decrease of $20.4 million. Short-term investments include high-grade interest bearing debt securities that are classified as held-to-maturity, which are carried at cost. We do not hold securities for speculation or trading purposes.
Note 11 – Accounts Receivable
(Thousands of dollars)

	September 30,	December 31,
	2005	2004
Trade receivables	$139,046	$137,490
Project development receivables	10,741	8,834
Due from joint ventures	405	532
Unrealized gain on forward foreign currency contracts	—	2,620
Other receivables	5,830	4,468

	156,022	153,944
Allowance for doubtful accounts	(1,375)	(3,384)

	$154,647	$150,560

Note 12 – Inventories
(Thousands of dollars)

	September 30,	December 31,
	2005	2004
Raw materials	$18,271	$24,284
Work in process	20,743	22,136
Finished goods	43,420	43,564

	$82,434	$89,984

Inventories, which include material, labor and factory overhead, are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method of valuation.
Note 13 – Property, Plant and Equipment
(Thousands of dollars)

	September 30,	December 31,
	2005	2004
Land and buildings	$81,361	$80,362
Machinery and equipment	491,997	468,581
Leasehold improvements and others	12,414	11,855
Construction in progress	56,437	18,754

	642,209	579,552
Accumulated depreciation	(331,486)	(304,722)

	$310,723	$274,830

Depreciation expense was $10.8 million and $9.8 million for the three months ended September 30, 2005 and 2004, respectively, and $32.1 million and $28.6 million for the nine months ended September 30, 2005 and 2004, respectively.
Note 14 – Retirement Plans
We have an unfunded supplemental executive retirement plan covering our directors, officers, and other key members of management. We purchase life insurance policies on each of the participants to provide for future liabilities. Subject to certain vesting requirements, the plan provides for a benefit based on the final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. For the nine months ended September 30, 2005, approximately $398,000 of contributions have been made to this plan. We presently anticipate contributing a total of $531,000 to this retirement plan for 2005.
(Thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$175	$150	$525	$451
Interest cost	241	206	722	618
Net amortization	22	19	66	56

Net periodic pension cost	$438	$375	$1,313	$1,125

Note 15 – Commitments and Contingencies
We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, we believe all such matters are adequately provided for, covered by insurance, without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position. For additional information concerning contingencies, risks and uncertainties, see Note 16 – “Risk Management”.
Note 16 – Risk Management
We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products, such as our aluminum suspension and related underbody components.

We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies – the Mexican Peso and the Euro. The Mexican Peso increased in value by 3 percent relative to the U.S. dollar for the first nine months of 2005. The Euro, on the other hand, experienced a 12 percent decrease relative to the U.S. dollar in the first nine months of 2005. Foreign currency transaction gains and losses, which are included in other income (expense) in the consolidated condensed statements of income, have not been material.
Our primary risk exposure relating to derivative financial instruments result from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations from foreign denominated receivables, payables or purchase obligations. At September 30, 2005, we held open foreign currency Euro forward contracts totaling $11.4 million, with an unrealized loss of $134 thousand. At December 31, 2004, we held open foreign currency Euro forward contracts totaling $10.4 million, with an unrealized gain of $2.6 million. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percentage changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by a similar percentage of the current market value. We do not have similar derivative instruments for the Mexican Peso.
When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas and nickel over the next two years. The contract value and fair value of these purchase commitments approximated $13 million and $29 million, respectively, at September 30, 2005. Percentage changes in the market prices of natural gas or nickel will impact the fair value by a similar percentage. We do not hold or purchase any natural gas or nickel forward contracts for trading purposes.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Operating results in the third quarter and year-to-date periods continue to be impacted by lower production levels at our major customers, as well as the continuing impact of global pricing levels. Overall production of passenger cars and light trucks in the third quarter was reported as being up approximately 1 percent over the same period a year ago. However, production of the specific vehicles using our wheels was down approximately 8 percent, the same percentage decrease as for our unit shipments. Accordingly, our results were again impacted by low capacity utilization, especially in our low-cost and highly efficient Mexican facilities, continued erratic production schedules, and significant new and replacement product launch activity, which can also create inefficiencies and operational volatility. Global pricing levels continue to negatively impact our selling prices, which will increase as new and replacement product programs come on-line. Additionally, the added competitive pressures that may emerge if industry volumes continue to soften may reduce margins further.
Results of Operations
(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
Selected data for:	2005	2004	2005	2004
Net sales	$187,618	$199,328	$626,004	$667,254
Gross profit	$2,500	$11,529	$24,814	$59,411
Percentage of net sales	1.3%	5.8%	4.0%	8.9%
Income (loss) from operations	$(3,091)	$6,239	$8,900	$42,241
Percentage of net sales	(1.6)%	3.1%	1.4%	6.3%
Net income (loss)	$(501)	$5,475	$13,279	$32,726
Percentage of net sales	(0.3)%	2.7%	2.1%	4.9%
Diluted earnings (loss) per share	$(0.02)	$0.20	$0.50	$1.22
Consolidated revenues in the third quarter of 2005 decreased $11.7 million, or 5.9 percent, to $187.6 million from $199.3 million in the same period a year ago. Including project development revenues, which totaled $4.3 million in 2005 and $2.9 million in the third quarter of 2004, wheel revenues decreased $13.9 million, or 7.2 percent, to $178.3 million from $192.2 million in the third quarter a year ago, as wheel shipments decreased by 7.8 percent. The average selling price of wheels decreased less than 1.0 percent, as the pass-through price of aluminum, which increased the average selling price by approximately 1.0 percent, was offset by a similar reduction due to a shift in sales mix away from higher-priced specialty wheels. Suspension component revenues of $9.3 million in 2005, compared to $7.2 million a year ago, represent the balance of our net sales.
Our consolidated net sales for the first nine months of 2005 decreased $41.3 million, or 6.2 percent, to $626.0 million from $667.3 million for the same period last year. Wheel sales decreased $50.2 million, or 7.7 percent, to $598.3 million from the $648.5 million in 2004, as wheel shipments decreased by 11.2 percent and the average selling price increased 3.3 percent from a year ago. The increase in average selling price was due to an increase in the pass-through price of aluminum and the shift in sales mix to larger wheels, which totaled approximately 5.2 percent, while price discounts to our customers decreased the average selling price by approximately 1.4 percent. Suspension component revenues of $27.7 million in 2005, compared to $18.8 million a year ago, represent the balance of our net sales for the first nine months.
According to Automotive News, an industry publication, overall North American production of light trucks and passenger cars during the third quarter of 2005 increased 1.1 percent, compared to our 7.8 percent decrease in aluminum wheel shipments. However, production of the specific light trucks and passenger cars using our wheel programs decreased approximately 8 percent, the same percentage decrease as for our unit shipments. Adversely impacted in the current period were GM’s GMT800, Malibu and Chevy Venture platforms, Ford’s F-150, Explorer, Expedition and Focus, and DaimlerChrysler’s PT Cruiser. Significant increases were noted in Ford’s new Mustang and DaimlerChrysler’s Jeep Grand Cherokee and Dodge trucks. Shipments to Ford and GM totaled 71 percent of total OEM unit shipments in the current quarter, compared to 80 percent a year ago. Shipments to DaimlerChrysler increased to 17 percent from 9 percent a year ago, while shipments to international customers increased 1 percent to 12 percent in 2005.
Consolidated gross profit decreased $9.0 million for the quarter to $2.5 million, or 1.3 percent of net sales, compared to $11.5 million, or 5.8 percent of net sales, for the same period a year ago. Consolidated gross profit for the nine month period in 2005 decreased $34.6 million to $24.8 million, or 4.0 percent of net sales, from $59.4 million, or 8.9 percent of net sales, in the same period a year ago. The principal reasons for the declines in gross profit were the decreases in unit shipments and the resulting decreases in production. Additionally, erratic customer ordering patterns that change weekly, if not more often, make it very difficult to plan production and staff facilities, which can lead to higher costs due to the required use of overtime. In this type of environment, it is extremely difficult to reduce costs while attempting to maintain a stable, experienced work force able to react to sudden changes in production requirements. Due to this situation, all plants scheduled their annual two-week shutdowns during the current quarter and several plants also worked four-day weeks. Accordingly, gross profit was impacted by lower profit margins in many of our plants, due to plant utilization rates falling well below historical levels, which resulted in our inability to absorb fixed costs. Other factors impacting our gross profit, although to a lesser extent than in the past, are the continued global pricing pressures from our customers and decreases in demand for high-volume, high-profit specialty wheels. Gross profit also included the aluminum suspension component business operating losses of $2.6 million in the current quarter and $3.3 million in the same period a year ago. For the nine-month periods, the operating losses were $9.4 million in 2005 and $8.7 million in 2004.
The company is pursuing action plans to improve operational performance and mitigate the impact of the severe pricing environment in which we now operate. We must emphasize, however, that while we continue to reduce costs through process automation and identification of industry best practices, the curve of customer price reductions may continue to be steeper than our progress on these cost reductions for an indefinite period of time, due to the slow and methodical nature of these cost reduction programs. In addition, energy costs are increasing and fixed price contracts that will expire in the near future expose us to higher costs that cannot be recouped in selling prices. The impact of these factors on our future financial position and results of operations will be negative, to an extent that cannot be predicted, and we may not be able to implement sufficient cost saving strategies to mitigate any future impact.
Selling, general and administrative expenses for the third quarter of 2005 were $5.6 million, or 3.0 percent of net sales, compared to $5.3 million in the same period in 2004, or 2.7 percent of net sales. The increase in the current quarter was due primarily to the timing of accruals for certain professional fees and to a higher accrual for statutory bonuses in our Mexico operations. For the nine-month periods, selling, general and administrative expenses were $15.9 million, or 2.5 percent of net sales, in 2005 and $17.2 million, or 2.6 percent of net sales in the same period a year ago. The principal decreases were in salaries and related fringe benefits, including bonus accruals that are based on a percentage of pretax income.
Consolidated operating income, which was $6.2 million, or 3.1 percent of net sales, in the third quarter a year ago, decreased $9.3 million to an operating loss of $(3.1) million, or (1.6) percent of net sales. Consolidated operating income for the nine-month periods was $8.9 million, or 1.4 percent of net sales, in 2005 and $42.2 million, or 6.3 percent of net sales, in the same period a year ago.

Equity in earnings of joint ventures, which is represented principally by our share of the equity earnings of our 50-percent owned joint venture in Hungary, totaled $1.3 million in the third quarter of 2005 compared to $1.7 million in 2004, and $4.4 million for the nine-month period in 2005 compared to $6.4 million in 2004. The decrease in profitability was due principally to a decrease in unit shipments of cast and forged aluminum wheels and low capacity utilization in both operations. While many of our European competitors have shown a willingness to compete for marginally profitable or no-profit products, our business strategy is to not do so.
Interest income for the third quarter increased to $1.3 million from $0.8 million a year ago. For the first nine months of 2005, interest income increased to $3.8 million from $1.9 million in 2004. The increased interest income in both the quarter and year-to-date periods in 2005 was due primarily to an increase in the average interest rate on cash invested.
The effective tax rate increased to 23.0 percent for the nine months ended September 30, 2005 from 20.5 percent in the first half of 2005, but decreased relative to the 34.5 percent effective tax rate for the nine month period in 2004. The impact of the change in the current quarter to 23.0 percent from 20.5 percent in the first six months of 2005 increased the net loss for the quarter by $0.4 million, or $(0.02) per diluted share. The principal reasons for the increase in the 2005 expected annual effective tax rate to 23.0 percent from the 20.5 percent estimated at the end of the first six months were a decrease in federal and state tax credits and an increase in the estimated pretax earnings for the current year. In addition to a favorable settlement of a tax issue with the Internal Revenue Service during the second quarter of 2005, the factors impacting the lower rate in 2005 versus 2004 were the relationship of (1) federal and other tax credits, (2) changes in permanent tax differences and (3) foreign income that is taxed at rates other than the U.S. statutory rate, to the lower estimated pretax income for the current year.
As a result of the above, the net loss for the quarter was $(0.5) million, or (0.3) percent of net sales, compared to net income of $5.5 million, or 2.7 percent of net sales, last year. Diluted earnings (loss) per share for the third quarter of 2005 was $(0.02) compared to $0.20 per diluted share in the same period a year ago. Net income for the nine-month periods was $13.3 million, or 2.1 percent of net sales, in 2005 and $32.7 million, or 4.9 percent of net sales, a year ago.
Financial Condition, Liquidity and Capital Resources
Our sources of liquidity include cash and short-term investments, net cash provided by operating activities, amounts available under credit facilities and other external sources of funds. Working capital and the current ratio were $276.9 million and 4.0:1, respectively, at September 30, 2005 versus $281.6 million and 4.2:1 at December 31, 2004. We have no long-term debt. As of September 30, 2005, our cash and short-term investments totaled $117.4 million compared to $119.6 million at December 31, 2004 and $140.6 million at September 30, 2004. The decrease in cash and short-term investments since September 30, 2004 was due principally to our funding a higher level of capital expenditures, primarily for our new state-of-the-art wheel facility being constructed in Chihuahua, Mexico. All working capital requirements, funds required for investing activities, cash dividend payments and repurchases of our common stock are funded from internally generated funds, proceeds from exercise of stock options or existing cash and short-term investments. Our cash position is forecasted to be more than sufficient to fund our working capital and capital investment requirements for the next twelve months.
Net cash provided by operating activities increased $2.3 million to $47.3 million for the nine months ended September 30, 2005, compared to $45.0 million for the same period a year ago, due principally to a favorable change in working capital requirements during the current period offsetting the $19.4 million decrease in net income. Due to decreased sales in the current period, cash required to fund accounts receivable and inventory replenishment decreased $5.4 million and $25.7 million, respectively, compared to the prior period. These favorable changes offset an unfavorable change in accounts payable of $10.0 million, which was due primarily to the timing of payments for raw materials and capital expenditures. The principal investing activities during the nine months ended September 30, 2005 were acquiring $111.6 million in short-term investments, funding $65.8 million of capital expenditures and selling $132.0 million of short-term investments. Similar investing activities during the same period a year ago included funding $44.1 million of capital expenditures, acquiring $93.5 million of short-term investments and selling $59.9 million of short-term investments. Capital expenditures in the current period include approximately $30.4 million for our new wheel manufacturing facility in Chihuahua, Mexico. The balance of the 2005 capital expenditures and the 2004 capital expenditures were for ongoing improvements to our existing facilities, none of which were individually significant.
Financing activities during the nine months ended September 30, 2005 included the payment of cash dividends on our common stock totaling $12.5 million and the purchase of company common stock totaling $0.4 million, which offset the proceeds from the exercise of company stock options of $0.1 million. Similar financing activities during the same period a year ago were cash dividend payments of $11.5 million and purchases of our common stock of $6.0 million, offsetting proceeds from the exercise of company stock options of $1.1 million.

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
The most significant accounting estimates inherent in the preparation of our financial statements include estimates and assumptions as to revenue recognition, inventory valuation, recoverability and estimated useful lives of our long-lived assets, as well as those used in the determination of liabilities related to self-insured portions of employee benefits, workers’ compensation and general liability programs and taxation.
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
Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts receivable based upon the expected collectibility of all trade receivables. The allowance is reviewed regularly and adjusted for accounts deemed uncollectible by management.
Inventories - Inventories are stated at the lower of cost or market value and categorized as raw material, work-in-process or finished goods. When necessary, management uses estimates of net realizable value to record inventory reserves for obsolete and/or slow-moving inventory. Each quarter, our inventory values, which are based upon standard costs for raw materials and labor and overhead established at the beginning of the year, are adjusted to estimated actual costs through the recording of a first-in, first-out (FIFO) adjustment. Current raw material prices, labor and overhead costs are utilized in developing these adjustments.
Impairment of Long-Lived Assets - Our policy regarding long-lived assets is to evaluate their recoverability annually or when the facts and circumstances suggest that the assets may be impaired. This assessment of fair value is performed based on the estimated undiscounted cash flows compared to the carrying value of the assets. If the future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.
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
New Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued its final standard on accounting for share-based payments (“SBP”), FASB Statement No. 123 (revised 2004), “Share-Based Payment (“FAS 123R”),” that requires us to expense the fair value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value as of the date awards are granted, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. As a public company, we are allowed to select from three alternative transition methods—each having different reporting implications. We have not completed our evaluation or determined the impact of adopting FAS 123R. However, we have disclosed the proforma impact of our employee stock options, as described in Note 3 to our consolidated condensed financial statements in Item I of this Quarterly Report on Form 10-Q. On April 14, 2005, the SEC approved a rule that for public companies delays the effective date of FAS 123R to the annual period beginning after June 15, 2005.
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
We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies – the Mexican Peso and the Euro. The Mexican Peso increased in value by 3 percent relative to the U.S. dollar for the first nine months of 2005. The Euro, on the other hand, experienced a 12 percent decrease relative to the U.S. dollar in the first nine months of 2005. Foreign currency transaction gains and losses, which are included in other income (expense) in the consolidated condensed statements of income, have not been material.
Our primary risk exposure relating to derivative financial instruments result from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At September 30, 2005, we held open foreign currency Euro forward contracts totaling $11.4 million, with an unrealized loss of $134 thousand. At December 31, 2004, we held open foreign currency Euro forward contracts totaling $10.4 million, with an unrealized gain of $2.6 million. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percentage changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by a similar percentage of the current market value. We do not have similar derivative instruments for the Mexican Peso.
When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas and nickel over the next two years. The contract value and fair value of these purchase commitments approximated $13 million and $29 million, respectively, at September 30, 2005. Percentage changes in the market prices of natural gas or nickel will impact the fair value by a similar percentage. We do not hold or purchase any natural gas or nickel forward contracts for trading purposes.
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
•	Global Pricing. We continue to experience increased competition in our domestic and international markets. In addition to the fact that products are being shipped to the U.S. from Asia, many of our competitors have excess capacity and, because of their financial condition, are placing intense pricing pressure in our market place. These competitive pressures are expected to continue and may result in decreased sales volumes and unit price reductions, resulting in lower revenues, gross profit and operating income.

•	Future Capacity Expansions. Our plans to add capacity through the addition of new plant locations, by expanding our current plants or through additional automation, may cause unexpected operating issues and inefficiencies that would negatively impact our operating margins. Certain factors are beyond our control, such as construction and equipment delivery delays, vendor production problems, and other unforeseen circumstances. These types of circumstances may cause us to reallocate the manufacture of our products to other plants in order to meet our customers’ requirements, which may cause additional inefficiencies.

•	Key Customers. Ford, GM and DaimlerChrysler were our only customers accounting for more than 10 percent of consolidated net sales in the first nine months of 2005. Ford and GM together represented approximately 73 percent of our total sales through the first nine months of 2005 and 82 percent of annual sales in 2004. DaimlerChrysler has increased to 17 percent of our total sales through the first nine months of 2005 compared to 7 percent of annual sales in 2004. The loss of all or a substantial portion of our sales to either or both of Ford or GM would have a significant adverse impact on our financial results, unless the lost volume could be replaced. This risk is partially mitigated over the short-term due to long-term relationships with various divisions of these two customers, including multi-year supply arrangements on approximately 190 different wheel programs. However, intense global competitive pricing pressure makes it increasingly difficult to maintain these contractual arrangements and there can be no guarantee that we will be able to enter into similar contracts in the future.

•	Decline in Production of Passenger Cars and Light Trucks. A significant decline in the production of passenger cars and/or light trucks by automobile manufacturers would adversely affect our revenue and if such decline continues for a sustained period, would have a material adverse impact on our financial results.

•	New Component Products. We have made a significant investment in research, development and marketing for the automotive suspension and underbody components business. Significant revenue from these investments may not be achieved for a number of years, if at all. The future success of this business is highly dependent on our ability to reduce costs and to obtain additional contract awards, which in part depends on industry conversion to lighter aluminum components.

•	Litigation. We are subject to a variety of claims and lawsuits, including product liability and other matters. While we believe that none of the litigation matters in which we are currently involved will have a material impact on our financial position or results of operations, it is possible that, even though we believe we have adequate insurance coverage or are likely to prevail on the merits, one or more of these matters could be resolved in a manner that would ultimately have a material impact on our financial condition, and could negatively impact our revenues, operating margins and net income.

•	International Operations. We manufacture our products in Mexico and Hungary and sell our products throughout the world. Unfavorable changes in foreign cost structures, trade protection laws, policies and other regulatory requirements affecting trade and investments, social, political, labor, or economic conditions in a specific country or region, including foreign exchange rates, difficulties in staffing and managing foreign operations and foreign tax consequences, among other factors, could have a negative effect on our business and results of operations.
•	Other. Other issues and uncertainties include:
•	Changes in U.S., global or regional economic conditions, currency exchange rates, oil prices, war or significant terrorist acts, or political instability in major markets, all of which may affect automobile sales, which in turn could cause our customers to cancel orders, as has happened in the past;

•	Periodic or sustained shortages of natural gas and other energy sources that may impact our performance and profitability;

•	Changes in commodity prices of the materials used in our products, or substantial increases in material costs that may impact the demand for aluminum wheels;

•	Changes in the laws, regulations, policies, or other activities of governments, agencies, and similar organizations where such actions may affect our ability to produce products at a competitive price;

•	Adverse weather conditions or natural disasters, such as earthquakes, tornados and hurricanes, which may, among other things, impair production at our manufacturing facilities;

•	Our ability to attract or retain key employees to operate our manufacturing facilities and corporate office;

•	Success of our strategic and operating plans to properly direct the company, including obtaining new contracts for our suspension and underbody components business; and,

•	International, political and military developments that may affect automobile production and sales.
This list of factors that may affect future performance and the accuracy of forward-looking statements are by no means complete. Additional factors that may affect future performance and the accuracy of forward-looking statements are contained in our 2004 Annual Report on Form 10-K and other reports filed with the SEC. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management”.
Item 4. Controls and Procedures
The company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 25, 2005. Based on this evaluation, the CEO and CFO concluded that, as of September 25, 2005, the company’s disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective in that they provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
No changes in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 25, 2005 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 6. Exhibits
a)     Exhibits:

31.1	Certification of Steven J. Borick, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of R. Jeffrey Ornstein, Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Steven J. Borick, President and Chief Executive Officer, and R. Jeffrey Ornstein, Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date November 4, 2005	/s/ Steven J. Borick
Steven J. Borick
President and Chief Executive Officer

Date November 4, 2005	/s/ R. Jeffrey Ornstein
R. Jeffrey Ornstein
Vice President and Chief Financial Officer