Form 10-K
period 2005-12-25
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2006-03-28
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐                     Accelerated Filer ☑                     Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s $0.50 per share par value common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $608,841,000, based on a closing price of $22.88. On March 24, 2006, there were 26,610,191 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2006 Annual Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We may from time to time make written or oral statements that are “forward-looking”, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements contained in this report and other filings with the Securities and Exchange Commission and reports and other public statements to our shareholders. These statements may, for example, express expectations or projections about future actions or results that we may anticipate but, due to developments beyond our control, do not materialize. Actual results could differ materially because of issues and uncertainties such as those listed herein, which, among others, should be considered in evaluating our financial outlook. We assume no obligation to update publicly any forward-looking statements.

PART I
ITEM 1 — BUSINESS
General Development and Description of Business
Headquartered in Van Nuys, California, the principal business of Superior Industries International, Inc. (referred to herein as the “company” or in the first person notation “we,” “us” and “our”) is the design and manufacture of aluminum road wheels for sale to original equipment manufacturers (OEM). We are one of the largest suppliers of cast and forged aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary. Customers in North America represent the principal market for our products, with approximately 11 percent of our products sold to international customers by our North American facilities, primarily delivered to their assembly operations in the United States.
The company was initially incorporated in Delaware in 1969 and reincorporated in California in 1994, as the successor to three businesses founded by Louis L. Borick, Chairman of the Board. These businesses had been engaged in the design, manufacture and sale of principally automotive accessories and related aftermarket products since 1957. In January 2003, we sold our aftermarket business and the remaining inventory to the President of that business. The discontinuance and subsequent sale of that business did not have a material impact on our financial position, results of operations or cash flows. In January 2005, we announced our intention to sell the components business – see below.
Aluminum Road Wheels - Our entry into the OEM aluminum road wheel business in 1973 resulted from our successful development of manufacturing technology, quality control and quality assurance techniques that enabled us to satisfy the quality and volume requirements of the OEM market. Initial production of an aluminum road wheel for a domestic customer was a Mustang wheel for Ford Motor Company (Ford). In 1990, we formed a sales and marketing joint venture, Topy-Superior Limited (TSL), with Topy Industries, Limited (Topy), Japan’s largest wheel manufacturer. TSL markets our wheels to Japanese OEM customers with plants in Japan and in the United States. In 2005, TSL had agreements to provide 24 wheel programs being manufactured in our facilities for delivery to Japanese customers.
As part of our strategy to reduce costs, the company has aggressively located facilities in low labor cost regions of the world. In 1994, we built our first facility in Chihuahua, Mexico. Subsequently another facility was built nearby and there is currently construction of a third facility underway in this region expected to begin operations in 2006. These facilities set the standard for state-of-the art worldwide cast aluminum wheel making and are optimized for production of increasingly popular larger diameter wheels.
Also in 1994, in response to the steadily growing popularity of chrome-plated aluminum wheels and to provide capacity due to increased customer demand, we completed construction of a wheel plating facility. We were the first OEM aluminum wheel manufacturer to develop this in-house capability and the operation is one of the largest of its kind in the world. In 1998, we added a polishing operation for aluminum wheels to this facility. Due to a recent shift in the market for chromed wheels to a less expensive chrome finishing process, the sales forecasts for our chromed wheels declined significantly. Accordingly, on December 1, 2005, we estimated that we would not be able to recover the carrying value of certain machinery and equipment in our chrome plating operation. Accordingly, such assets were written down to their estimated fair value and we recorded an asset impairment loss of $7.9 million.
In 1995, we entered into a 50-50 joint venture, Suoftec Light Metal Products, Ltd. (Suoftec), with Germany-based Otto Fuchs Metallwerke (Otto Fuchs) to establish a European manufacturing facility. The joint venture produces both lightweight forged and cast aluminum wheels for sale to OEM customers, principally in Europe. Shipments of forged and cast wheels began in 1997 and 1998, respectively, from our facility located in Tatabanya, Hungary. This venture established our commitment to enter the European market and introduced new wheel making technology to both the European and U.S. markets. In 1998, we completed an initial expansion of the cast aluminum production facility, which doubled its original casting capacity. Following a second expansion of the cast aluminum operations in 2002, the facility’s total capacity has increased to approximately 2.5 million wheels per year.

Aluminum Suspension Components - On January 9, 2006, we announced that our Board of Directors had authorized management to engage an investment banker and/or other advisors to explore options for disposal of the components business. Through 2005, we had made a significant investment in this business and had incurred significant losses since inception. The intense competition in the global automotive industry made it imperative that the company focus all of its resources on its aluminum road wheel business. In connection with the potential disposal of the assets of the components business, which is expected to be completed during 2006, a charge against earnings totaling $34.0 million was recorded in the fourth quarter of 2005 to reduce the carrying value of its assets to estimated fair value.
In 1999, we began to manufacture aluminum suspension and related underbody components using the licensed Cobapress™ technology, which was another step toward expanding our sales to the OEM market. At the time, this diversification of our business emphasized the commitment to our long-term strategy to broaden our domestic and international OEM customer base and to expand our product lines into complementary areas, which utilize our design and manufacturing expertise. However, this strategy has not produced sufficient results to warrant our attention away from our core business.
Fiscal Year End
Our fiscal year is the 52- or 53-week period ending on the last Sunday of the calendar year. The 2005 fiscal year comprises the 52-week period ended on December 25, 2005. Fiscal years 2004 and 2003 comprise the 52-week periods ended on December 26, 2004 and December 28, 2003, respectively. For convenience of presentation through out this Annual Report on Form 10-K, all fiscal years are shown to begin as of January 1 and end as of December 31. The differences between the fiscal periods used in this Annual Report on Form 10-K and actual fiscal periods are not material.
Principal Products
Our OEM aluminum road wheels, including shipments from our 50 percent owned joint venture in Europe, are sold for factory installation, or as optional or standard equipment on many vehicle models, to Ford, General Motors Corporation (GM), DaimlerChrysler, Audi, BMW, Isuzu, Jaguar, Land Rover, Mazda, MG Rover, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen. We currently supply cast and forged aluminum wheels and components for many North American model passenger cars and light trucks, including Ford’s F-150 and Mustang, GM’s GMT800 trucks, Chevrolet Malibu and Corvette, and DaimlerChrysler’s Jeep Grand Cherokee.
Customer Dependence
We have proven our ability to be a consistent producer of quality aluminum wheels with the capability of quickly expanding production capacity to meet increasing customer demand. We strive to continually enhance our relationships with our customers through continuous improvement programs, not only through our manufacturing operations but in the engineering and product development area as well. Demonstrating this ability is the award of four new aluminum wheel programs for DaimlerChrysler’s 2005 Jeep Grand Cherokee and Liberty models, wheels for North America’s best selling vehicle, the Ford F150 and our fifth straight “Supplier of the Year” award from GM. The GM award is given to less than 80 suppliers each year, only one of which is a wheel manufacturer.
Ford, GM and DaimlerChrysler were customers accounting for more than 10 percent of our consolidated net sales in 2005. Sales to GM, as a percentage of consolidated net sales, were 37 percent in 2005, 43 percent in 2004 and 45 percent in 2003. Sales to Ford, as a percentage of consolidated net sales, were 33 percent in 2005, 36 percent in 2004 and 40 percent in 2003. Sales to DaimlerChrysler, as a percentage of consolidated net sales, were 15 percent in 2005, 9 percent in 2004 and 4 percent in 2003.
The loss of all or a substantial portion of our sales to Ford, GM or DaimlerChrysler would have a significant adverse effect on our financial results, unless the lost sales volume could be replaced. However, this risk is partially offset in part by the multi-year purchase orders related to more than 144 different wheel programs with GM, Ford and DaimlerChrysler. We also have excellent long-term relationships, including contractual arrangements that are in place, with our other customers. However, intense global competitive pricing pressure makes it increasingly more difficult to maintain these contractual arrangements. Although the ultimate outcome of these global pricing pressures is not known at this time, we expect this trend to continue into the future.
Net Sales Backlog
We receive OEM purchase orders to produce aluminum road wheels and component parts typically for multiple model years. These purchase orders are for vehicle wheel programs and components that can last three to five years. However, customers can impose competitive pricing provisions of those purchase orders each year, thereby reducing our profit margins or increasing the risk of our losing future shipments under those purchase orders. We manufacture and ship based on customer release schedules, normally provided on a weekly basis, which can vary due to cyclical automobile production or high dealer inventory levels. Accordingly, even though we have purchase orders covering multiple model years, our products are not on a backlog status.
Seasonal Variations and Work Stoppage
The automotive industry is cyclical and varies based on the timing of consumer purchases of vehicles, which vary based on a variety of factors such as general economic conditions, interest rates and fuel costs. Production schedules can vary significantly from quarter to quarter to meet customer scheduling demands. During the past few years, there have been no significant consistent seasonal variations.
Raw Materials
We purchase substantial quantities of aluminum for the manufacture of our aluminum road wheels, which accounted for approximately 96 percent of our total raw material requirements during 2005. The majority of our aluminum requirements are met through purchase orders with several major domestic and foreign producers. Generally, the orders are fixed as to minimum and maximum quantities of aluminum, which the producers must supply during the term of the orders. During 2005, we were able to successfully secure aluminum commitments from our primary suppliers to meet production requirements and we are not anticipating any problems with our aluminum requirements for our expected level of production in 2006.
When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas in 2006. The contract value and fair value of these purchase commitments approximated $8 million and $17 million, respectively, at December 31, 2005. As of December 31, 2004, the aggregate contract value and fair value of all such commitments were $19 million and $24 million, respectively. Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.
We obtain our requirements for other materials through numerous suppliers with whom we have established trade relationships. When an outside supplier produces components for our products, we normally own, or have the right to purchase, the tools and dies located in the supplier’s facilities or have developed alternative sources.
Patents and Licensing Agreements
We currently hold patents for eight of our inventions and one other patent is pending. We have a policy of applying for patents when new products or processes are developed. However, we believe our success is more dependent upon manufacturing and engineering skills and the quality and market acceptance of our products, than upon our ability to obtain and defend patents. In 1998, we entered into a licensing agreement including royalty payments for the Cobapress™ technology referred to above. To date, royalty payments have been immaterial to our results of operations and financial condition. See Note 15 – Impairment of Long-Lived Assets and Other Charges in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further discussion of the components business.

Research and Development
Our policy is to continuously review, improve and develop engineering capabilities so that customer requirements are met in the most efficient and cost effective manner available. We strive to achieve this objective by attracting and retaining top engineering talent and by maintaining the latest state-of-the-art computer technology to support engineering development. Two fully staffed engineering centers, located in Van Nuys, California, and Fayetteville, Arkansas, support our research and development manufacturing needs. We also have a technical center in Detroit, Michigan, which maintains a complement of engineering staff centrally located near our largest customers’ headquarters, engineering and purchasing offices. We are currently engaged in approximately 77 engineering programs for the development of OEM wheels and chrome wheels for future model years, including several wheel models for Japanese and European OEM manufacturers.
Research and development costs (primarily engineering and related costs), which are expensed as incurred, are included in cost of sales in the consolidated statements of operations. Amounts expended during each of the three years in the period ended December 31, 2005 were $9.6 million in 2005, $12.9 million in 2004 and $9.6 million in 2003.
Government Regulation
Safety standards in the manufacture of vehicles and automotive equipment have been established under the National Traffic and Motor Vehicle Safety Act of 1966. We believe that we are in compliance with all federal standards currently applicable to OEM suppliers and to automotive manufacturers.
Environmental Compliance
Our manufacturing facilities, like most other manufacturing companies, are subject to solid waste, water and air pollution control standards mandated by federal, state and local laws. Violators of these laws are subject to fines and, in extreme cases, plant closure. We believe our facilities are substantially in compliance with all standards presently applicable. However, costs related to environmental protection may continue to grow due to increasingly stringent laws and regulations and our ongoing commitment to rigorous internal standards. The cost of environmental compliance was approximately $3.4 million in 2005, $1.5 million in 2004 and $1.8 million in 2003. We expect that future environmental compliance expenditures will approximate these levels and will not have a material effect on our consolidated financial position.
Competition
The business sectors in each of our product areas are highly competitive based primarily on price, technology, quality, delivery and overall customer service. We are one of the leading suppliers of aluminum road wheels for OEM installations in the world. We supply approximately 30 to 35 percent of the aluminum wheels installed on passenger cars and light trucks in North America. For the model year 2004, according to Ward’s Automotive Yearbook, an auto industry publication, aluminum wheel installation rates on passenger cars and light trucks produced in North America rose to approximately 65 percent, compared to 61 percent in 2003, continuing a long-term upward trend. However, in recent years, this rate has slowed, only increasing 13 percent from 52 percent for the 1997 model year, a trend that we expect to continue. Accordingly, future growth will be more dependent upon additional future wheel contracts. In addition, intense global pricing pressure will decrease profitability and could potentially result in the loss of business in the future. The impact of slowing aluminum wheel penetration and global pricing is not known at this time. Our primary competitor in the North American market is Hayes Lemmerz International, Inc. (Hayes) of Romulus, Michigan, which declared Chapter 11 bankruptcy in 2002. Hayes reorganized and emerged from voluntary bankruptcy in the summer of 2003.
Employees
As of December 31, 2005, we had approximately 6,700 full-time employees compared to 6,900 and 7,000 at December 31, 2004 and 2003, respectively. Of the total employees at year-end 2005, 512 were located at our joint venture manufacturing facility in Hungary. At the present time the only employees covered by collective bargaining agreements are the 133 employees at our wheel polishing facility in Tijuana, Mexico.

Financial Information About Geographic Areas
Financial information about geographic areas is contained in Note 2 – Business Segments in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
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
ITEM 1A – RISK FACTORS
The following discussion of risk factors contains “forward-looking” statements, which may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Our business routinely encounters and addresses risks, some of which will cause our future results to differ, sometimes materially, from those originally anticipated. Discussion about the important operational risks that our businesses encounter can be found in the MD&A section of this Annual Report on Form 10-K and in the business descriptions in Item 1 – Business of this Annual Report on Form 10-K. Below, we have described our present view of certain important strategic risks. Our reactions to material future developments as well as our competitors’ reactions to those developments will determine our future results.
Risks Relating To Our Company
Automotive Industry Trends — A significant portion of our sales are to automotive OEMs, and therefore our financial performance depends, in large part, on conditions in the automotive industry, which, in turn, are dependent upon the U.S. and global economies generally. As a result, economic and other factors adversely affecting automotive production and consumer spending could adversely impact our business. A weakening of the U.S. and global economies could adversely affect consumer spending, and result in decreased demand for automobiles and light trucks. If OEMs were to decrease production due to such reduced demand, our financial performance could be adversely affected. In addition, relatively modest declines in our customers’ production levels could have a significant adverse impact on our profitability because we have substantial fixed production costs. Due to the present uncertainty in the economy, some of our OEM customers have been reducing their forecasts for new vehicle production. If actual production volume were to be reduced accordingly, our business would be adversely affected. Our sales are also impacted by our customers’ inventory levels and production schedules. If our OEM customers significantly reduce their inventory levels and reduce their orders from us, our performance would be adversely impacted. In this environment, we cannot predict future production rates or inventory levels or the underlying economic factors. Continued uncertainty and unexpected fluctuations may have a significant negative impact on our business.
Changing Nature of the Automotive Industry — In the automotive industry, there has been a trend toward consolidation. Continued consolidation of the automotive industry could adversely affect our business. Such consolidation could result in a loss of some of our present customers to our competitors and could thereby lead to reduced demand, which may have a significant negative impact on our business. Additionally, our major customers have been seeking ways to lower their own costs of manufacturing through increased use of internal manufacturing or through relocation of production to countries with lower production costs. This internal manufacturing or reliance on local or other foreign suppliers may have a significant negative impact on our business.
Global Pricing Pressure — We continue to experience increased competition in our domestic and international markets. Since some products are being shipped to the U.S. from Asia and elsewhere, many of our competitors have excess capacity and, because of their financial condition, are placing intense pricing pressure in our market place. These competitive pressures are expected to continue and may result in decreased sales volumes and unit price reductions, resulting in lower revenues, gross profit and operating income.
Additionally, cost-cutting initiatives adopted by our customers generally result in increased downward pressure on pricing. OEMs historically have had significant leverage over their outside suppliers because the automotive component supply industry is fragmented and serves a limited number of automotive OEMs, and, as such, Tier 1 suppliers are subject to substantial continued pressure from OEMs to reduce the price of their products. If we are unable to generate sufficient production cost savings in the future to offset price reductions, our gross margin and profitability would be adversely affected. In addition, changes in OEMs’ purchasing policies or payment practices could have an adverse effect on our business.
Cyclical Nature of Industry - Our principal operations are directly related to domestic and foreign production of passenger cars and light trucks. Industry sales and production are cyclical and therefore can be affected by the strength of the economy generally, by consumer spending, or, in specific regions such as North America or Europe, by prevailing interest rates and by other factors, which may have an effect on the level of sales of new automobiles. Any decline in the demand for new automobiles could have a material adverse impact on our financial condition and results of operations.
Competition - The automotive component supply industry is highly competitive, both domestically and internationally. Competition is based primarily on price, technology, quality, delivery and overall customer service. Some of our competitors are companies, or divisions or subsidiaries of companies, that are larger and have greater financial and other resources than we do. We cannot assure you that our products will be able to compete successfully with the products of these or other companies. Furthermore, the rapidly evolving nature of the markets in which we compete may attract new entrants, particularly in low cost countries. As a result, our sales levels and margins are being adversely affected by pricing pressures caused by such new entrants, especially in low-cost foreign markets, such as China. Such new entrants with lower cost structures pose a significant threat to our ability to compete internationally and domestically. These factors led to selective sourcing of future business by our customers to foreign competitors in the past and they may continue to do so in the future. In addition, any of our competitors may foresee the course of market development more accurately than us, develop products that are superior to our products, have the ability to produce similar products at a lower cost than us, or adapt more quickly than us to new technologies or evolving customer requirements. As a result, our products may not be able to compete successfully with their products. As a result of highly competitive market conditions in our industry, a number of our competitors have been forced to seek bankruptcy protection. These competitors may emerge and in some cases have emerged from bankruptcy protection with stronger balance sheets and a desire to gain market share by offering their products at a lower price than our products, which would have adverse impact on our financial performance.
Dependence on Major Customers - We derived approximately 85% of our fiscal 2005 net sales on a worldwide basis from Ford, GM and DaimlerChrysler and their subsidiaries. We do not have guaranteed long-term agreements with these customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels. The loss of a significant portion of sales to Ford, GM or DaimlerChrysler would have a material adverse effect on our business, unless the lost revenues were replaced. Ford and GM have been experiencing decreasing market share in North America. In addition, if any of our significant customers were to encounter financial difficulties or seek bankruptcy protection, our business could be adversely affected.
Furthermore, our OEM customers are not required to purchase any minimum amount of products from us. The contracts we have entered into with most of our customers provide for supplying the customers for a particular vehicle model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model (usually three to five years), typically are non-exclusive, and do not require the purchase by the customer of any minimum number of parts from us. Therefore, a significant decrease in demand for certain key models or group of related models sold by any of our major customers, or a decision by a manufacturer not to purchase from us, or to discontinue purchasing from us, for a particular model or group of models, could have a material adverse effect on us.
Dependence on Third-Party Suppliers and Manufacturers - Generally, our raw materials, supplies and energy requirements are obtained from various sources and in the quantities desired. Although we currently maintain alternative sources, our business is subject to the risk of price increases and periodic delays in the delivery. Fluctuations in the prices of these requirements may be driven by the supply/demand relationship for that commodity or governmental regulation. In addition, if any of our suppliers seek bankruptcy relief or otherwise cannot continue their business as anticipated, the availability or price of these requirements could be adversely affected.
Although we are able to periodically pass aluminum cost increases onto our customers, our customers are not obligated to accept energy or supply cost increases that we may attempt to pass along to them. This inability to pass on these cost increases to our customers when our prices increase to significantly higher than historic levels could adversely affect our operating margins and cash flow, possibly resulting in lower operating income and profitability.
Sale of Components Business May Not Materialize – Through 2005, we had made a significant investment in the aluminum suspension components business and had incurred significant losses since inception. Our plan was to improve profitability by increasing sales to our OEM customers and by improving our production capabilities. However, following the launch of a major program in the second half of 2005 and updating our long-range forecasts for this business, it became apparent that we would not be able to recover our investment in this business. Accordingly, in the fourth quarter of 2005, we recorded a pretax impairment charge of $34.0 million to write down the carrying value of the assets of the components business to their respective fair values. In January 2006, we announced that it was our intention to sell this business as soon as possible. However, if we are unsuccessful in finding a buyer for this business, we will continue to incur operating losses until our customers are able to find alternative sources for their requirements and we can then discontinue operating this business. Alternatively, if we are successful in finding a buyer, the selling price may be lower than anticipated and we may incur an additional loss on the sale of the assets of this business.
Existing Cost Structure – In recent years, we have implemented several cost cutting initiatives in order to reduce our overall costs and improve our margins in response to pricing pressures from our customers. We have built and are in the process of building additional production facilities in Mexico, with cost structures lower than our U.S. facilities, in order to optimize our global manufacturing capacity and align our cost structures more effectively with the realities of the automotive market. In addition, this year we have taken steps to evaluate our workforce requirements at all of our facilities. However, our strategy of optimizing our cost structures may never materialize or may not be sufficient to offset future price pressures from our customers and may have an adverse impact on our financial performance.
Unexpected Production Interruptions - An interruption in production capabilities at any of our facilities as a result of equipment failure, interruption of supply, labor disputes or other reasons could result in our inability to produce our products, which would reduce our sales and earnings for the affected period. We have, from time to time, undertaken significant re-tooling and modernization initiatives at our facilities, which in the past have caused, and in the future may cause unexpected delays and plant underutilization, and such adverse consequences may continue to occur as we continue to modernize our production facilities. In addition, we generally deliver our products only after receiving the order from the customer and thus do not hold large inventories. In the event of a stoppage in production at any of our manufacturing facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times could be severely affected. Any significant delay in deliveries to our customers could lead to returns or cancellations and cause us to lose future sales, as well as expose us to claims for damages. Our manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, earthquakes, explosions or violent weather conditions. We have in the past and may in the future experience plant shutdowns or periods of reduced production as a result of facility modernization initiatives, equipment failure, delays in deliveries or catastrophic loss, which could have a material adverse effect on our results of operations or financial condition.
Dependence on Key Personnel - Our success depends in part on our ability to attract, hire, train, and retain qualified managerial, engineering, sales and marketing personnel. We face significant competition for these types of employees in our industry. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully.
In addition, key personnel may leave us and compete against us. Our success also depends to a significant extent on the continued service of our senior management team. We may be unsuccessful in replacing key managers who either resign or retire. The loss of any member of our senior management team or other experienced, senior employees could impair our ability to execute our business plans and strategic initiatives, cause us to lose customers and reduce our net sales, or lead to employee morale problems and/or the loss of other key employees. In any such event, our financial condition, results of operations, internal controls over financial reporting, or cash flows could be adversely affected.
Legal Proceedings - The nature of our business subjects us to litigation in the ordinary course of our business. We are exposed to potential product liability and warranty risks that are inherent in the design, manufacture and sale of automotive products, the failure of which could result in property damage, personal injury or death. Accordingly, individual or class action suits alleging product liability or warranty claims could result. Although we currently maintain what we believe to be suitable and adequate product liability insurance in excess of our self-insured amounts, we cannot assure you that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. In addition, if any of our products prove to be defective, we may be required to participate in a recall involving such products. A successful claim brought against us in excess of available insurance coverage, if any, or a requirement to participate in any product recall, could have a material adverse effect on our results of operations or financial condition. See Item 3 — Legal Proceedings section of this Annual Report on Form 10-K for a description of the significant legal proceedings in which we are presently involved. We cannot assure you that any current or future claims will not adversely affect our cash flows, financial condition or results of operations.
Implementation of New Systems - We are in the process of upgrading our software system that will support certain of our financial accounting and other operational functions within our business. We may encounter technical and operating difficulties during the implementation of this upgrade, as our employees learn and operate the system. This system is critical to our operations. Any difficulties that we encounter in upgrading the system may affect our internal controls over financial reporting; disrupt our ability to deal effectively with our employees, customers and other companies with which we have commercial relationships; and also may prevent us from effectively reporting our financial results in a timely manner. Any such disruption could have a material adverse impact on our financial condition, cash flows, results of operations or business. In addition, the costs incurred in correcting any errors or problems with the upgraded system could be substantial.
Intellectual Property - We consider ourselves to be an industry leader in product and process technology, and therefore the protection of our intellectual properties is important to our business. We rely on a combination of intellectual property, principally patents, to provide protection in this regard, but this protection might be inadequate. For example, our pending or future patent applications might not be approved or, if allowed, they might not be of sufficient strength or scope. Conversely, third parties might assert that our technologies infringe their proprietary rights. In either case, litigation, which could result in substantial costs and diversion of our efforts, might be necessary, and whether or not we are ultimately successful, the litigation could adversely affect our business.
Implementation of Operational Improvements - As part of our ongoing focus on being a low-cost provider of high quality products, we continually analyze our business to further improve our operations and identify cost-cutting measures. Our continued analysis includes identifying and implementing opportunities for: (i) further rationalization of manufacturing capacity; (ii) streamlining of marketing and general and administrative overhead; (iii) implementation of lean manufacturing and Six Sigma initiatives; and (iv) efficient investment in new equipment and technologies and the upgrading of existing equipment. We may be unable to successfully identify or implement plans targeting these initiatives, or fail to realize the benefits of the plans we have already implemented, as a result of operational difficulties, a weakening of the economy or other factors.

Significant Plans for Expansion - We are in the process of building a new facility in Chihuahua, Mexico, to supply aluminum wheels to the North American aluminum wheel market. When completed in mid-2006, this will be our third manufacturing facility in Chihuahua, Mexico. A significant change in our business, the economy or an unexpected decrease in our cash flow for any reason could result in our inability to have the capital required to complete similar projects in the future, without outside financing.
New Product Introduction - In order to effectively compete in the automotive supply industry, we must be able to launch new products to meet our customers’ demand in a timely manner. We cannot assure you, however, that we will be able to install and certify the equipment needed to produce products for new product programs in time for the start of production, or that the transitioning of our manufacturing facilities and resources to full production under new product programs will not impact production rates or other operational efficiency measures at our facilities. In addition, we cannot assure you that our customers will execute on schedule the launch of their new product programs, for which we might supply products. Our failure to successfully launch new products, or a failure by our customers to successfully launch new programs, could adversely affect our results.
Technological and Regulatory Changes - Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in our ability to remain competitive. We cannot assure you that we will be able to achieve the technological advances that may be necessary for us to remain competitive or that certain of our products will not become obsolete. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly.
International Operations - We manufacture our products in Mexico and Hungary and sell our products throughout the world. Unfavorable changes in foreign cost structures, trade protection laws, policies and other regulatory requirements affecting trade and investments, social, political, labor, or economic conditions in a specific country or region, including foreign exchange rates, difficulties in staffing and managing foreign operations and foreign tax consequences, among other factors, could have a negative effect on our business and results of operations.
Labor Relations - At the present time, the only employees covered by a collective bargaining agreement are the 133 employees at our wheel polishing facility in Tijuana, Mexico. We do not anticipate our workforce becoming unionized, but if such eventuality occurred, our labor costs could increase which would increase our overall production costs. In addition, we could be adversely affected by any labor difficulties or work stoppage involving our customers.
Foreign Currency Fluctuations – Due to the increase in our operations outside of the United States, we have experienced increased foreign currency gains and losses in the ordinary course of our business. As a result, fluctuations in the exchange rate between the U.S. dollar, the euro, the Mexican peso, and the currencies of other countries in which we conduct our business may have a material impact on our financial condition as cash flows generated in other currencies will be used, in part, to service our U.S. dollar-denominated creditors.
In addition, fluctuations in foreign currency exchange rates may affect the value of our foreign assets as reported in U.S. dollars, and may adversely affect reported earnings and, accordingly, the comparability of period-to-period results of operations. Changes in currency exchange rates may affect the relative prices at which foreign competitors and we sell products in the same market. In addition, changes in the value of the relevant currencies may affect the cost of certain items required in our operations. We cannot assure you that fluctuations in exchange rates will not otherwise have a material adverse effect on our financial condition or results of operations, or cause significant fluctuations in quarterly and annual results of operations.
Environmental Matters - We are subject to various foreign, federal, state and local environmental laws, ordinances, and regulations, including those governing discharges into the air and water, the storage, handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances or wastes, and the health and safety of our employees. Under certain of these laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of removal or remediation of certain hazardous substances on, under, or in its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, such substances may adversely affect the ability to sell or rent such property or to borrow using such property as collateral. Persons who generate, arrange for the disposal or treatment of, or dispose of hazardous substances may be liable for the costs of investigation, remediation or removal of these hazardous substances at or from the disposal or treatment facility, regardless of whether the facility is owned or operated by that person. Additionally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. We believe that we are in material compliance with environmental laws, ordinances and regulations and do not anticipate any material adverse effect on our earnings or competitive position relating to environmental matters. It is possible, however, that future developments could lead to material costs of environmental compliance for us. The nature of our current and former operations and the history of industrial uses at some of our facilities expose us to the risk of liabilities or claims with respect to environmental and worker health and safety matters which could have a material adverse effect on our financial health. We are also required to obtain permits from governmental authorities for certain operations. We cannot assure you that we have been or will be at all times in complete compliance with such permits. If we violate or fail to comply with these permits, we could be fined or otherwise sanctioned by regulators. In some instances, such a fine or sanction could be material. In addition, some of our properties are subject to indemnification and/or cleanup obligations of third parties with respect to environmental matters. However, in the event of the insolvency or bankruptcy of such third parties, we could be required to bear the liabilities that would otherwise be the responsibility of such third parties.
Global Financial and Economic Instability - We may be adversely affected by the significant instability and uncertainty in the world’s financial markets and the global economy, including as a result of acts of terrorism and the war in the Middle East. If such economic and financial instability were to result in a decrease in new vehicle production, our business would be adversely affected. In addition, the war, or related adverse developments, may cause unpredictable or unfavorable economic conditions and could have a material adverse impact on our operating results and financial condition, our ability to raise capital and on our ability to implement our business strategy. In addition, terrorist attacks similar to the ones committed on September 11, 2001 may directly affect our ability to keep our operations and services functioning properly and could have a material adverse effect on our business and results of operations.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.
ITEM 2 — PROPERTIES
Our worldwide headquarters is located in leased office space adjacent to leased manufacturing and warehousing facilities in Van Nuys, California. We maintain and operate a total of eleven facilities that produce aluminum wheels and related components for the automotive industry, located in Arkansas, California, Michigan, Kansas, Tennessee, Tijuana and Chihuahua, Mexico, and Tatabanya, Hungary. In 2004, we started construction of our third aluminum wheel facility in Chihuahua, Mexico, which we expect to be producing aluminum wheels in 2006. These facilities encompass 4,265,200 square feet of manufacturing space, 110,000 square feet of warehouse space and 30,000 square feet of office space, totaling approximately 4.4 million square feet.
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
      The principal facilities in the United States are as follows:
–	Approximately 2,164,000 square feet of owned space in Arkansas, Kansas, and Tennessee (seven facilities)

–	Approximately 418,000 square feet of leased space in California and Michigan (two facilities)

      The principal international facilities are as follows:
–	Approximately 1,797,000 square feet of owned space in Chihuahua, Mexico and jointly-owned space in Tatabanya, Hungary (three facilities)

–	Approximately 26,000 square feet of leased space in Tijuana, Mexico (one facility)
Additionally, reference is made to Note 1 — Summary of Significant Accounting Policies, Note 5 - Property, Plant and Equipment and Note 8 — Leases and Related Parties, in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
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
We are currently engaged in a dispute with the City of Los Angeles (City) regarding a retroactive rental rate adjustment on the ground lease for our Van Nuys property. We and other tenants have commenced litigation to obtain declaratory relief and have recently begun settlement negotiations with the City. Although there can be no assurance as to the outcome of these negotiations or the case itself, we believe that in the event of an adverse result there would not be a material adverse impact to our financial condition or results of operations.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of 2005, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Quarterly Common Stock Price Information ($)
Our common stock is traded on the New York Stock Exchange (symbol: SUP). We had approximately 696 shareholders of record and 26.6 million shares issued and outstanding as of January 6, 2006. Information relating to equity securities authorized under our equity compensation plans as of December 31, 2005 is set forth under the caption “Equity Compensation Plan Information” in our 2006 Annual Proxy Statement, which is incorporated herein by reference. The following table sets forth the high and low closing sales price per share of our common stock during the periods indicated.

	2005		2004
	High	Low	High	Low

First Quarter	29.34	24.78	43.95	34.20
Second Quarter	26.41	20.33	36.48	31.45
Third Quarter	25.16	20.66	33.93	29.35
Fourth Quarter	23.37	19.90	30.91	26.36
Dividend Policy
During 2005 and 2004, we paid quarterly cash dividends totaling $0.63 per share and $0.585 per share, respectively, in each year. In May 2005, our Board of Directors announced a 3.2 percent increase in the quarterly cash dividend, to an annual $0.64 per share, representing the twenty-second consecutive year of dividend increases. We anticipate continuing the policy of paying dividends, which is contingent upon various factors, including economic and market conditions, none of which can be accurately predicted.
Repurchases of Common Stock
There were no repurchases of our common stock during the fourth quarter of 2005.
ITEM 6 — SELECTED FINANCIAL DATA

Year Ended December 31, (1)	2005		2004	2003	2002	2001
(Dollars in thousands)
Income Statement
Net Sales	$844,884		$901,755	$840,349	$782,599	$643,395
Gross Profit	36,235		82,116	123,791	140,310	105,355
Net Income (Loss)	$(5,836	)(a)	$44,655	$73,720	$78,250	$55,354

(a) Includes cumulative effect of accounting change

Balance Sheet
Current Assets	$359,740		$368,976	$388,510	$368,941	$280,271
Current Liabilities	110,634		87,343	83,621	97,123	71,137
Working Capital	249,106		281,633	304,889	271,818	209,134
Total Assets	719,479		744,528	703,205	645,796	540,838
Long–Term Debt	—		—	—	—	—
Shareholders’ Equity	$578,148		$603,264	$576,582	$515,227	$438,521

Year Ended December 31, (1)	2005	2004	2003	2002	2001
(Dollars in thousands, except per share amounts)
Financial Ratios
Current Ratio (2)	3.3:1	4.2:1	4.6:1	3.8:1	3.9:1
Long–Term Debt/Total Capitalization (3)	0.0%	0.0%	0.0%	0.0%	0.0%
Return on Average Shareholders’ Equity (4)	-1.0%	7.4%	13.1%	16.0%	13.1%

Share Data
Earnings (Loss) – Basic	$(0.22)	$1.68	$2.76	$2.97	$2.14
Earnings (Loss) – Diluted	$(0.22)	$1.67	$2.73	$2.91	$2.10
Shareholders’ Equity at Year–End	$21.73	$22.67	$21.54	$19.39	$16.91
Dividends Declared	$0.635	$0.6025	$0.5375	$0.485	$0.43

(1)	Our fiscal year is the 52- or 53-week period ending on the last Sunday of the calendar year. The fiscal years 2005, 2004, 2003 and 2002 comprise the 52-week periods ended, December 25, 2005, December 26, 2004, December 28, 2003, December 29, 2002 and December 30, 2001, respectively. For convenience of presentation, all fiscal years are shown to begin as of January 1 and end as of December 31. The differences between the fiscal periods used in this Annual Report on Form 10-K and actual fiscal periods are not material.

(2)	The Current Ratio is current assets divided by current liabilities.

(3)	Long-Term Debt/Total Capitalization represents long-term debt divided by total shareholders’ equity plus long-term debt.

(4)	Return on Average Shareholders’ Equity is net income (loss) divided by average shareholders’ equity. Average shareholders’ equity is the beginning of year shareholders’ equity plus the end of year shareholders’ equity divided by two.
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
This has been a very difficult year in the North American supplier market, especially for those suppliers who sell predominately to General Motors and Ford and are most heavily oriented to the sport utility vehicle (SUV) platforms. Being one of those suppliers, we had been able to thrive in past years. Today, however, that customer concentration on primarily domestic SUV platforms has exposed us to unprecedented margin compression and volume constriction. Additionally, pricing pressures continue to intensify as suppliers in Asia and other areas of the world enter our market and existing domestic competitors have become more aggressive in their efforts to fill available plant capacity. While we have ongoing programs to reduce our own costs through process automation and identification of industry best practices, and have been successful in substantially mitigating these pricing pressures in the past, it has become increasingly more difficult to do so. Given the continuing nature of these pricing pressures today, and the lengthy time periods necessary to implement best practices and to reduce labor and other costs through automation, our profit margins will continue to be less than our historical levels. We will continue to attempt to increase our operating margins from current operating levels by aggressively implementing cost savings strategies to meet customer pricing expectations and increasing industry-wide price competition. However, the initial impact of these strategies on our future financial position and results of operations will be negative, the extent to which cannot be predicted, and even if successfully implemented these strategies may not be sufficient to offset the impact of pricing pressures on our financial position and results of operations in future periods.

Several specific actions were taken during the fourth quarter of 2005 in order to preserve our financial strength going forward. In 1999, we embarked on a diversification effort to broaden our product offering to our customers and achieve accelerated revenue growth. We combined our expertise in aluminum casting with our long-term customer base to begin manufacturing aluminum suspension components. Unfortunately, we were never able to realize the profitability necessary to sustain our presence in this business. Through 2005, we had made a significant investment in the aluminum suspension components business and had incurred significant losses since inception. Our plan was to improve profitability by increasing sales to our OEM customers and by improving our production capabilities. However, following the launch of a major program in the second half of 2005 and updating our long-range forecasts for this business, it became apparent that we would not be able to recover our investment in this business. Accordingly, in the fourth quarter of 2005, we recorded a pretax asset impairment charge totaling $34.0 million. Also, on January 9, 2006 we announced the potential disposition of this operation in order to focus on our core wheel business.
The second action taken was to announce a major restructuring of our wheel facility in Van Nuys, California, which in the future will only produce aluminum wheels requiring specialty processing methods and finishes. This will result in the layoff of approximately 375 employees in the second quarter of 2006 and the accelerated depreciation of certain idled machinery and equipment totaling $2.5 million pretax in the fourth quarter of 2005, and an additional $1.1 million pretax in the first quarter of 2006. This restructuring will not impact the corporate offices, which are also located at the Van Nuys facility.
The final action relates to our chrome plating operation in Fayetteville, Arkansas, where production volumes are currently forecasted to decrease significantly in the latter half of 2006 due to a recent shift in the market for chromed wheels to a less expensive chrome finishing process. Accordingly, we also recorded in the fourth quarter of 2005 asset impairment and other charges totaling approximately $9.2 million pretax to write down certain machinery and equipment to estimated fair value and to accrue for the related potential environmental exposures related to machinery and equipment shutdown and removal.
Results of Operations

Year Ended December 31,	2005	2004	2003
(Dollars in thousands, except per share amounts)
Net Sales	$844,884	$901,755	$840,349
Gross Profit	36,235	82,116	123,791
Percent of Net Sales	4.3%	9.1%	14.7%
Operating Income (Loss)	$(26,679)	$56,340	$100,889
Percent of Net Sales	-3.2%	6.2%	12.0%
Net Income (Loss)	$(5,836)	$44,655	$73,720
Percent of Net Sales	-0.7%	5.0%	8.8%
Diluted Earnings (Loss) Per Share	$(0.22)	$1.67	$2.73
Sales
In 2005, total revenues decreased approximately 6 percent, while unit shipments to our OEM customers decreased 11 percent versus the prior year. Consolidated net sales decreased $56.9 million to $844.9 million in 2005 from $901.8 million in 2004. Excluding wheel program development revenues, which totaled $18.6 million this year compared to $13.0 million a year ago, aluminum wheel sales decreased $73.6 million in 2005 to $785.6 million from $859.2 million a year ago, a 9 percent decrease compared to the 11 percent decrease in unit shipments. The average selling price of our wheels increased approximately 2 percent in 2005, due principally to the pass-through price of aluminum increasing our average selling price by approximately 3 percent. Consolidated net sales in 2005 also included $40.7 million of aluminum suspension component sales compared to $29.5 million in 2004, including components program development revenues of $2.5 million and $1.0 million, respectively.
Unit shipments to Ford and GM totaled 73 percent of total OEM unit shipments in 2005 compared to 81 percent a year ago. Unit shipments to DaimlerChrysler increased to 16 percent from 9 percent in 2004 and to our international customers totaled 11 percent compared to 10 percent in 2004. According to Automotive News, an industry publication, overall North American production of passenger cars and light trucks in 2005 decreased approximately

6 percent compared to our 11 percent decrease in aluminum wheel unit shipments. For the most part, concentration on GM and Ford and particularly, SUV and light trucks, caused our shipments to be lower than the overall industry average. However, production of the specific passenger cars and light trucks using our wheel programs decreased 10 percent compared to our 11 percent decrease in shipments, indicating a slight decrease in market share. According to Ward’s Automotive Yearbook 2005, an auto industry publication, aluminum wheel installation rates on passenger cars and light trucks in the U.S. increased to 65 percent for the 2004 model year from 61 percent for the prior model year. Aluminum wheel installation rates have increased to this level since the mid-1980s, when this rate was only 10 percent. However, in recent years, this rate has slowed, increasing only 13 percent from 52 percent for the 1997 model year, a trend which we expect to continue. In addition, our ability to grow will be negatively impacted by the customer pricing pressure cited above and overall economic conditions that impact the sales of passenger cars and light trucks.
Consolidated net sales in 2004 increased $61.5 million, or 7 percent, to $901.8 million from $840.3 million in 2003. Excluding wheel program development revenues, which totaled $13.0 million in 2004 compared to $17.1 million in 2003, OEM wheel sales increased $50.3 million to $859.2 million from $808.9 million in 2003, a 6 percent increase compared to a slight increase in unit shipments of one-half a percent. Our slight increase in OEM aluminum wheel unit shipments in 2004 compared favorably to the decrease of 1 percent in North American automotive production of passenger cars and light trucks. The average selling price of our wheels in 2004 increased approximately 6 percent from 2003 due principally to an increase of 5 percent in the pass-through price of aluminum. Consolidated net sales in 2004 also included $29.5 million of aluminum suspension components sales compared to $14.4 million in 2003, including components program development revenues of $1.0 million and $1.2 million, respectively.
Gross Profit
The principal factors impacting our gross margin percentage are the continued pricing pressures from our customers and increasing global industry-wide competition. Pricing pressures have intensified as suppliers in Asia and other areas of the world enter the market and competitors become more aggressive in their efforts to fill open plant capacity. While we have ongoing programs to reduce costs and, in the past, have been successful in substantially mitigating these pricing pressures, it is becoming increasingly difficult to do so. However, the initial impact of these strategies on our future financial position and results of operations will be negative, the extent to which cannot be predicted, and even if successfully implemented these strategies may not be sufficient to offset the impact of pricing pressures on our financial position and results of operations in future periods..
During 2005, gross profit decreased $45.9 million, or 55.9 percent, to $36.2.million, or 4.3 percent of net sales, from $82.1 million, or 9.1 percent of net sales, in 2004. The principal factors impacting our gross profit were continued global pricing pressures from our customers, decreased demand for high-volume, high-profit specialty wheels, lower capacity utilization and costs associated with the process of consolidating and further automating our production facilities and implementing best practices in an effort to (1) reduce our own cost structure, (2) respond to customer changes in cosmetic and quality standards and (3) improve product flow due to a higher mix of larger diameter wheels. These factors have caused, and are expected to continue to cause for a period of time, various operating issues and inefficiencies. These include material handling problems due to the relocation of production equipment and conveyor systems, decreased productivity on larger diameter wheels due to fewer wheels being processed per hour, additional operations required on certain wheels, etc. As a result, our labor costs were higher than normal because the planned labor savings from the various automation programs being implemented could not be attained due to lower capacity utilization and the deferral of headcount reductions to handle additional rework caused by higher internal reject rates.
Also included in gross profit is the gross margin losses of the aluminum suspension component business of $12.9 million compared to $11.4 million in 2004. The gross margin loss in 2005 was greater than anticipated due to our inability to efficiently meet the start-up demands of new programs and continued unexpected equipment failures. These factors caused excessive overtime and additional expense for expedited shipments to meet customer demand.
During 2004, gross profit decreased $41.7 million to $82.1 million, or 9.1 percent of net sales, from $123.8 million, or 14.7 percent of net sales, in 2003. The principal factors impacting gross profit were continued customer price reductions, decreases in certain high-volume, high-profit specialty wheels and erratic customer shipment schedules, due to higher than normal customer inventory levels. To a lesser extent, our gross profit was also impacted by decreased utilization rates in our U.S. manufacturing facilities while three of the plants were being expanded, extra costs and inefficiencies related to these plant expansions and additional costs and delays related to a record number of new wheel program launches. Additionally, the difference between the market price and the fixed price of aluminum delivered during 2003 pursuant to our aluminum contracts negatively impacted gross profit. During the fourth quarter of 2003, all future fixed-price aluminum purchase commitments were liquidated at a price that approximated contract value.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $21.0 million, or 2.5 percent of net sales in 2005, compared to $25.8 million, or 2.9 percent of net sales in 2004 and $22.9 million, or 2.7 percent of net sales in 2003. On February 2, 2005, Tower Automotive, Inc., an aluminum suspension components customer, filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Selling, general and administrative expenses in 2004 include a provision for doubtful accounts totaling $2.9 million to cover the write-off of the Tower receivables at December 31, 2004. Excluding this provision from 2004, selling, general and administrative expenses were flat with those in 2003 and in 2005 decreased $1.9 million, due principally to a reduction of $1.7 million in bonuses, which are based on profitability. In 2004, higher retirement costs and professional fees, principally related to audit services, offset lower compensation costs, principally bonuses, due to the decreased profitability.
Impairment of Long-Lived Assets and Other Charges
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, in the fourth quarter of 2005, we considered whether events or changes in circumstances suggested the carrying value of certain assets was not recoverable and concluded that such events and changes had occurred. We then assessed the recoverability of the carrying value of long-lived assets at three of our manufacturing facilities as part of our annual impairment assessment process for recoverability and determined that the undiscounted future cash flows did not support the carrying value of those long-lived assets at two of the three facilities.
Through 2005, we had made a significant investment in the aluminum suspension components business and had incurred significant losses since inception. Our plan was to improve profitability by increasing sales to our OEM customers and by improving our production capabilities. However, following the launch of a major program in the second half of 2005 and updating our long-range forecasts for this business, it became apparent that we would not be able to recover our investment in this business. Accordingly, in the fourth quarter of 2005, we recorded a pretax impairment charge of $34.0 million in our components segment to reduce to their respective fair values the carrying value of its assets, which are classified as held-and-used as of December 31, 2005. We estimated the fair value of the long-lived assets of this segment based on an estimated sales price (see below) and an independent appraisal of assets.
On January 9, 2006, we announced that our Board of Directors had authorized us to engage an investment banker and/or other advisors to explore options for disposal of the aluminum suspension components segment. This decision was made due to the intense competition in the global automotive wheel industry, which will require us to focus all of our resources on our core aluminum wheel business. Accordingly, in the first quarter of 2006, the assets of the components segment will be classified as held-for-sale and the results of operations of this segment will be presented in discontinued operations in our consolidated statements of operations for all periods presented.
Due to a recent shift in the market for chromed wheels to a less expensive chrome finishing process, the sales forecasts for our chromed wheels declined significantly. Accordingly, on December 1, 2005, we concluded that the carrying value of the long lived assets related to this facility were not recoverable and we recorded a pretax impairment charge of $7.9 million for our chrome plating facility, which is included in our automotive wheel segment, to reduce the carrying value of certain assets to their respective fair values.
Other charges recorded in the fourth quarter of 2005 in our automotive wheel segment included an accrual of $1.3 million for potential environmental exposure related to machinery and equipment shutdown and removal, and accelerated depreciation of certain machinery and equipment in our Van Nuys wheel facility, totaling $2.5 million. The accelerated depreciation charge was a result of a change in estimated useful lives of equipment due to our decision to reduce production in that facility to only aluminum wheels requiring special processing methods and finishes. An additional $1.1 million charge for accelerated depreciation is expected in the first quarter of 2006.
Interest Income, net
Interest income, net for the year increased 92 percent to $5.3 million from $2.8 million in 2004, due principally to an increase in the average rate of return to 3.1 percent from 1.5 percent in 2004. Interest income in 2004 increased slightly to $2.8 million from $2.7 million in 2003, as the additional interest earned on the $16.5 million increase in cash available for investment was offset by a slight decrease in the average rate of return in 2004, which approximated 1.5 percent.
Equity in Earnings of Joint Ventures and Cumulative Effect of Accounting Change
We have two 50 percent owned joint ventures – Topy-Superior Limited (TSL), which earns a commission for marketing our products to potential OEM customers based in Asia, and Suoftec Light Metal Products, Ltd. (Suoftec), a manufacturer of both light-weight forged and cast aluminum wheels in Hungary. The investment in these joint ventures is accounted for utilizing the equity method of accounting. Accordingly, our share of joint venture net income is included in the consolidated statements of operations in “Equity in Earnings of Joint Ventures”. The net operating results of the TSL joint venture did not have a material impact on our results of operations or financial condition.
In 2005, we aligned the accounting period for our Suoftec 50-percent owned joint venture with the fiscal year period reported by our other operations. Our share of the joint venture’s net income was previously recorded one month in arrears. The impact of this change in accounting principle added $1.2 million, or $0.05 per diluted share, to our net income in 2005, representing our share of Suoftec’s earnings for the month of December 2004. Additionally, our share of the joint venture’s operating results for all interim periods in 2005 have been adjusted to be comparable with this change in accounting principle effective in the first quarter of 2005. Our share of profits from the joint venture declined to $5.2 million for 2005 compared to $8.6 million a year earlier and $8.7 million in 2003. This operation was affected by the same factors that impacted our performance in the North American market, including pricing pressures, lower volumes, and reduced capacity utilization, following an expansion of the cast operation, in order to meet the expected increase in demand of the European aluminum wheel market, which did not materialize. Unit shipments in 2005 declined by more than 4 percent for the year, while operating profits were down by approximately 28 percent. The decrease in profitability in 2004 was due principally to a 2 percent decline in unit shipments, lower average selling prices and higher operating costs due to a recent expansion of the casting operation. The decrease in operating results was partially offset by an increase in the foreign exchange rate of the Euro compared to the U.S. dollar. See Note 6 — Investments in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information regarding the Suoftec joint venture.
Effective Income Tax Rate
Our consolidated pretax income (loss) was $(16.7) million in 2005, $66.1 million in 2004 and $113.4 million in 2003. The consolidated effective tax rate on the 2005 consolidated pretax loss including impairment and other charges totaling $45.6 million was a consolidated benefit of 57.8 percent compared to tax provisions of 32.5 percent and 35.0 percent of consolidated pretax income in 2004 and 2003, respectively. The relationship of federal tax credits, permanent tax differences and foreign income, which is taxed at rates other than statutory, to pretax income (loss) are the principal reasons for increases and decreases in the effective income tax rate. Accounting judgment is required when reserving for probable disallowance of identified exposures. Accounting rules dictate that general reserves are not allowed and that changed substantive facts or specific events must exist to change reserve amounts.

The resolution of an audit by taxing authorities or the expiration of a statute of limitations governs when a reserve is no longer required for a given exposure. During 2005, 2004 and 2003, statutes expired on certain previously identified exposures, while certain additional exposures were identified. The tax reserve for the three years ended December 31, 2005 experienced net increases of $2.8 million in 2005, $3.7 million in 2004 and $4.6 million in 2003, which are included in the respective effective income tax rates.
Net Income (Loss)
As a result of the above, the net loss in 2005 was $(5.8) million compared to net income in 2004 of $44.7 million, or 5.0 percent of net sales, and $73.7 million, or 8.8 percent of net sales, in 2003. Diluted earnings (loss) per share was $(0.22) per diluted share in 2005 compared to $1.67 in 2004 and $2.73 in 2003.
Liquidity and Capital Resources
Our sources of cash liquidity include cash and short-term investments, net cash provided by operating activities, and other external sources of funds. During the three years ended December 31, 2005, we had no long-term debt. At December 31, 2005, our cash and short-term investments totaled $107.3 million compared to cash and short-term investments totaling $119.6 million a year ago and $156.8 million at the end of 2003. The $12.3 million decrease in cash and short-term investments in 2005 was due to $42.5 million of cash used to fund working capital and capital expenditure requirements, offsetting a $30.2 million increase in short-term investments that was funded principally by the proceeds from the sale of $29.1 million of long-term corporate bonds. The decrease in cash and short-term investments in 2004 was due to our investing $38.7 million in long-term corporate bonds during the year. Accordingly, all working capital requirements, investing activities, cash dividend payments and repurchases of our common stock during these three years have been funded from internally generated funds, the exercise of stock options or existing cash and short-term investments. The following table summarizes the cash flows from operating, investing and financing activities as reflected in the consolidated statements of cash flows.

Year Ended December 31,	2005	2004	2003
(In thousands)
Net cash provided by operating activities	$76,501	$77,111	$76,582
Net cash used in investing activities	(102,000)	(121,577)	(5,807)
Net cash used in financing activities	(17,021)	(21,037)	(10,073)

Net increase (decrease) in cash and cash equivalents	$(42,520)	$(65,503)	$60,702

We generate our principal working capital resources primarily through operations. Net cash provided by operating activities decreased $0.6 million to $76.5 million in 2005, compared to $77.1 million for the same period a year ago. The $50.5 million decrease in net income was offset by favorable changes in non-cash items totaling $15.2 million and favorable changes in operating assets and liabilities of $34.7 million. The principal favorable changes in non-cash items were in impairment charges of $25.0 million, net of deferred taxes, and depreciation and amortization of $7.2 million, reduced by changes in other deferred taxes totaling $14.7 million. The favorable change in operating assets and liabilities was due principally to favorable changes in funding requirements of income taxes payable, totaling $32.0 million, and accounts receivable, totaling $19.9 million, offset by an unfavorable change in funding requirements of other liabilities, totaling $14.4 million, due principally to the change in funding requirements for payroll and related fringe benefits. The favorable change in requirements for income taxes payable in the current period was due principally to an over payment situation at the end of the prior year. The favorable change in accounts receivable in the current period was due to a reduction of $13.6 million in funding required in the current period versus a requirement of $6.3 million in the same period a year ago, as the increase in customer sales was less in the current period.
The $76.5 million cash flow from operating activities in 2005, the $119.6 million in cash and short-term investments from a year ago, the $29.1 million proceeds from the sale of long-term corporate bonds, and the $0.1 million proceeds from the exercise of company stock options were used for capital expenditures of $100.8 million, for cash dividends of $16.8 million, for common stock repurchases totaling $0.4 million, and $58.5 million reinvested in short-term investments. Capital expenditures in 2005 totaled $100.8 million, including $88.1 million for wheel manufacturing operations and $12.7 million for the aluminum suspension components operation. The principal expenditures for the wheel facilities were $53.0 million for our new wheel facility in Chihuahua, Mexico and for automation projects and ongoing improvements in our other facilities.
Net cash provided by operating activities increased $0.5 million to $77.1 million in 2004, compared to $76.6 million in 2003. The $29.1 million decrease in net income was offset by favorable changes in non-cash items totaling $15.3 million and favorable changes in operating assets and liabilities of $14.3 million. The principal favorable changes in non-cash items were in depreciation and equity in earnings of joint ventures. The favorable change in operating assets and liabilities was due principally to favorable changes in funding requirements of accounts payable, totaling $25.2 million, and accounts receivable, totaling $10.5 million, offset by an unfavorable change in funding requirements of inventories, totaling $19.6 million. The increased requirements for accounts payable in the current period were due principally to the timing of payments for raw materials and capital expenditures. Cash required to fund the increase in accounts receivable from customers in the current period was $6.3 million versus a requirement of $16.8 million in the same period a year ago, as the increase in customer sales was less in the current period. The higher funding requirement for inventories in the current period was due principally to a sharp reduction in customer releases in the fourth quarter of 2005, continuing into the first quarter of 2006, and a 24 percent increase in the cost of aluminum.
The $77.1 million cash flow from operating activities in 2004, the $156.8 million in short-term investments from the year prior, and the $1.4 million proceeds from the exercise of company stock options, were used for capital expenditures of $54.6 million, for cash dividends of $15.6 million, for common stock repurchases totaling $6.8 million, with the balance reinvested in long-term and short-term investments of $38.7 million and $28.3 million, respectively. Capital expenditures in 2004 included $45.4 million for wheel manufacturing operations and $9.2 million for the aluminum suspension components operation. The principal expenditures for the wheel facilities were for automation projects and ongoing improvements.
Our financial condition remained strong in 2005. Working capital of $249.1 million at December 31, 2005 included $107.3 million in cash and short-term investments. The current ratio at year-end was 3.3:1 compared to 4.2:1 a year ago. Accordingly, we believe we are well positioned to take advantage of new and complementary business opportunities, to further expand into international markets and to withstand any moderate downturns in the economy.
Risk Management
We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products.
We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies – the Mexican Peso and the Euro. The value of the Mexican Peso experienced a 5 percent decrease in relation to the U.S. dollar in 2005. The Euro also experienced a 6 percent decrease versus the U.S. dollar in 2005. Foreign currency transaction gains and losses, which are included in other income (expense) in the consolidated statements of operations, have not been significant.
As it relates to foreign currency translation losses, however, since 1990, the Mexican Peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations has resulted in a cumulative unrealized translation loss at December 31, 2005 of $38.0 million. Since our initial investment in our joint venture in Hungary in 1995, the fluctuations in functional currencies – originally the German Deutsche Mark and now the Euro – have resulted in a cumulative unrealized translation loss at December 31, 2005 of $2.4 million. Translation gains and losses are included in other comprehensive income (loss) in the consolidated statements of shareholders’ equity.
Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At December 31, 2005, we held open foreign currency Euro forward contracts totaling $10.7 million, with an unrealized loss of $(0.2) million. At December 31, 2004, we held open foreign currency Euro forward contracts totaling $10.4 million, with an unrealized gain of $2.6 million. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by a similar percentage of the current market value. We do not have similar derivative instruments for the Mexican Peso.
When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas in 2006. The contract value and fair value of these purchase commitments approximated $8 million and $17 million, respectively, at December 31, 2005. As of December 31, 2004, the aggregate contract value and fair value of these commitments were $19 million and $24 million, respectively. Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.
Contractual obligations as of December 31, 2005 (amounts in millions):

	Payments Due by Period
Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total

Commodity contracts	$8	$—	$—	$—	$—	$—	$8
Retirement plans	2	2	2	2	1	54	63
Euro forward contracts	11	—	—	—	—	—	11
Operating leases	3	2	2	2	1	2	12

Total contractual	$24	$4	$4	$4	$2	$56	$94

Inflation
Inflation has not had a material impact on our results of operations or financial condition for the three years ended December 31, 2005. Wage increases have averaged 2 to 3 percent during this period and, as indicated above, cost increases of our principal raw material, aluminum, are passed through to our customers. However, cost increases for our other raw materials and for energy may not be similarly recovered in our selling prices. Additionally, the competitive global pricing pressures we have experienced recently are expected to continue, which will also lessen the possibility of recovering these types of cost increases.
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
As described below, the most significant accounting estimates inherent in the preparation of our financial statements include estimates and assumptions as to revenue recognition, inventory valuation, impairment of and the estimated useful lives of our long-lived assets, as well as those used in the determination of liabilities related to self-insured portions of employee benefits, workers’ compensation, general liability programs and taxation.

Revenue Recognition - Our products are manufactured to customer specification under standard purchase orders. We ship our products to OEM customers based on release schedules provided weekly by our customers. Our sales and production levels are highly dependent upon the weekly forecasted production levels of our customers. Sales of these products, net of estimated pricing adjustments, and their related costs are recognized when title and risk of loss transfers to the customer, generally upon shipment. A portion of our selling prices to OEM customers is attributable to the aluminum content of our wheels. Our selling prices are adjusted periodically for changes in the current aluminum market based upon specified aluminum price indices during specific pricing periods, as agreed with our customers. Wheel program development revenues for the development of wheels and components and related initial tooling that are reimbursed by our customers are recognized as such related costs and expenses are incurred and recoverability is confirmed by the issuance of a customer purchase order.
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
Impairment of Long-Lived Assets – The company’s policy regarding long-lived assets is to evaluate the recoverability of its assets at least annually or when the facts and circumstances suggest that the assets may be impaired. This assessment of fair value is performed based on the estimated undiscounted cash flows compared to the carrying value of the assets. If the future cash flows (undiscounted and without interest charges) is less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.
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
Income Tax Reserves – Despite our belief that our tax return positions are consistent with applicable tax laws, experience has shown that taxing authorities can challenge certain positions. Settlement of any challenge can result in no change, a complete disallowance or some partial adjustment reached through negotiations or even litigation. Accordingly, accounting judgment is required in evaluating our tax reserves, which are adjusted only in light of substantive changes in facts and circumstances, such as the resolution of an audit by taxing authorities or the expiration of a statute of limitations. Accordingly, our tax expense for a given period will include reserve provisions for newly identified exposures, as well as reserve reductions for exposures resolved through audit, expiration of a statute of limitations or other substantive changes in facts and circumstances.
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
In December 2004, the FASB issued its final standard on accounting for share-based payments (SBP), FASB Statement No. 123 (revised 2004), “Share-Based Payment (SFAS 123R),” that requires us to expense the fair value of employee stock options and similar awards. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. As a public company, we are allowed to select from two alternative transition methods—each having different reporting implications. The effective date for SFAS 123R is the period beginning January 1, 2006, and applies to all outstanding and unvested SBP awards at our adoption date. We have not completed our evaluation or determined the impact of adopting SFAS 123R. However, we have disclosed the proforma impact of our employee stock options, as described in Note 1 – Summary of Significant Accounting Policies under the caption “Stock-Based Compensation”.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information related to Quantitative and Qualitative Disclosures About Market Risk are set forth in Item 1A — Risk Factors and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the caption “Risk Management”.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to the Consolidated Financial Statements And Financial Statement Schedule:

PAGE
Report of Independent Registered Public Accounting Firm	26

Financial Statements

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003	29

Consolidated Balance Sheets as of December 31, 2005 and 2004	30

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2005, 2004 and 2003	31

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	32

Notes to Consolidated Financial Statements	33

Supporting Financial Statement Schedule Covered By the Forgoing Report of Independent Registered Public Accounting Firm: Schedule II — Valuation and Qualifying Accounts and Reserves	S-1

All other financial statement schedules have been omitted as they are not applicable, not material or the required information is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Superior Industries International, Inc.:
We have completed integrated audits of Superior Industries International, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Superior Industries International, Inc. (the “Company”) and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the consolidated financial statements, the Company changed the reporting period for recognizing the equity earnings of its Suoftec joint venture.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Superior Industries International, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005 because the Company did not maintain (1) a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements; (2) effective controls over the accounting for income taxes; and (3) effective controls over the valuation of inventory, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005.
1)	The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. Specifically, the Company did not have several key accounting and finance positions staffed with individuals who possess the appropriate skills, training and experience to meet the objectives required in these roles with respect to the period-end financial reporting process including the completeness and accuracy of stock-based compensation footnote disclosures. This material weakness contributed to the material weaknesses described below. Additionally, this control deficiency could result in a misstatement of substantially all accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2)	The Company did not maintain effective controls over the accounting for income taxes. Specifically, the Company did not have effective controls to ensure the completeness and accuracy of income taxes payable, the current and deferred income tax provision and the related deferred tax assets and liabilities in conformity with generally accepted accounting principles. This control deficiency resulted in audit adjustments to the Company’s 2005 annual consolidated financial statements and the interim consolidated financial statements for each of the 2005 quarters. Additionally, this control deficiency could result in a misstatement of income taxes payable, the current and deferred income tax provision and the related deferred tax assets and liabilities that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3)	The Company did not maintain effective controls over the valuation of inventory. Specifically, the Company did not have effective controls to ensure that the period-end valuation of the Company’s aluminum inventory was determined in accordance with generally accepted accounting principles. This control deficiency resulted in an audit adjustment to the Company’s 2005 annual consolidated financial statements and the interim consolidated financial statements for each of the 2005 quarters. Additionally, this control deficiency could result in a misstatement of inventory and cost of goods sold that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
In our opinion, management’s assessment that Superior Industries International, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Superior Industries International, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.
PricewaterhouseCoopers LLP
Los Angeles, California
March 27, 2006

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

Year Ended December 31,	2005	2004	2003

NET SALES	$844,884	$901,755	$840,349
Cost of sales	808,649	819,639	716,558

GROSS PROFIT	36,235	82,116	123,791

Selling, general and administrative expenses	21,019	25,776	22,902
Impairment of long-lived assets	41,895	—	—

INCOME (LOSS) FROM OPERATIONS	(26,679)	56,340	100,889

Equity in earnings of joint ventures	5,206	8,611	8,655
Interest income, net	5,329	2,772	2,727
Other income (expense), net	(588)	(1,614)	1,144

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(16,732)	66,109	113,415

Income tax provision (benefit)	(9,671)	21,454	39,695

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(7,061)	44,655	73,720

Cumulative effect of accounting change, net of tax	1,225	—	—

NET INCOME (LOSS)	$(5,836)	$44,655	$73,720

EARNINGS (LOSS) PER SHARE – BASIC:
Income (loss) before cumulative effect of accounting change	$(0.27)	$1.68	$2.76
Cumulative effect of accounting change, net of tax	0.05	—	—

NET INCOME (LOSS)	$(0.22)	$1.68	$2.76

EARNINGS (LOSS) PER SHARE – DILUTED:
Income (loss) before cumulative effect of accounting change	$(0.27)	$1.67	$2.73
Cumulative effect of accounting change, net of tax	0.05	—	—

NET INCOME (LOSS)	$(0.22)	$1.67	$2.73

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

December 31,	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$48,824	$91,344
Short-term investments	58,525	28,300
Accounts receivable, net	135,501	150,560
Inventories, net	107,726	89,984
Deferred income taxes	2,585	2,583
Prepaid expenses	6,579	6,205

Total current assets	359,740	368,976

Property, plant and equipment, net	292,289	274,830
Investments	59,572	91,860
Other assets	7,878	8,862

Total Assets	$719,479	$744,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,527	$42,351
Accrued expenses	39,401	44,814
Income taxes payable	17,706	178

Total current liabilities	110,634	87,343

Executive retirement liabilities	18,747	17,203
Deferred income taxes	11,950	36,718
Commitments and contingent liabilities (see Note 11)	—	—
Shareholders’ equity:
Preferred stock, $25.00 par value Authorized – 1,000,000 shares; Issued – none
Common stock, $0.50 par value Authorized – 100,000,000 shares Issued and outstanding – 26,610,191 shares (26,621,191 shares at December 31, 2004)	13,305	13,310
Additional paid-in-capital	22,996	23,235
Accumulated other comprehensive loss	(40,717)	(38,586)
Retained earnings	582,564	605,305

Total shareholders’ equity	578,148	603,264

Total Liabilities and Shareholders’ Equity	$719,479	$744,528

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share amounts)

				Accumulated
	Common Stock		Additional	Other
	Number of		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total

BALANCE AT DECEMBER 31, 2002	26,573,437	$13,287	$23,251	$(38,646)	$517,335	$515,227

Comprehensive Income:
Net income	—	—	—	—	73,720	73,720
Other comprehensive loss	—	—	—	(3,289)	—	(3,289)

Comprehensive income	—	—	—	—	—	70,431

Stock options exercised,
including related tax benefit	302,529	151	9,089	—	—	9,240

Repurchases of common stock	(107,300)	(54)	(3,909)	—	—	(3,963)

Cash dividends declared ($0.5375 per share)	—	—	—	—	(14,353)	(14,353)

BALANCE AT DECEMBER 31, 2003	26,768,666	$13,384	$28,431	$(41,935)	$576,702	$576,582

Comprehensive Income:
Net income	—	—	—	—	44,655	44,655
Other comprehensive income	—	—	—	3,349	—	3,349

Comprehensive income	—	—	—	—	—	48,004

Stock options exercised, including related tax benefit	56,125	28	1,519			1,547

Repurchases of common stock	(203,600)	(102)	(6,715)	—	—	(6,817)

Cash dividends declared ($0.6025 per share)	—	—	—	—	(16,052)	(16,052)

BALANCE AT DECEMBER 31, 2004	26,621,191	$13,310	$23,235	$(38,586)	$605,305	$603,264

Comprehensive Loss:
Net loss	—	—	—	—	(5,836)	(5,836)
Other comprehensive loss	—	—	—	(2,131)	—	(2,131)

Comprehensive loss	—	—	—	—	—	(7,967)

Stock options exercised, including related tax benefit	5,000	3	130			133

Repurchases of common stock	(16,000)	(8)	(369)	—	—	(377)

Cash dividends declared ($0.635 per share)	—	—	—	—	(16,905)	(16,905)

BALANCE AT DECEMBER 31, 2005	26,610,191	$13,305	$22,996	$(40,717)	$582,564	$578,148

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)

Year Ended December 31,	2005	2004	2003

NET INCOME (LOSS)	$(5,836)	$44,655	$73,720
Adjustment to reconcile net income (loss) to net cash provided by operating activities:

Cumulative effect of accounting change	(1,225)	—	—
Depreciation and amortization	46,468	39,281	33,577
Impairment of long-lived assets	41,895	—	—
Equity in earnings of joint ventures, net of dividends received	(240)	(4,081)	(8,655)
Deferred income taxes	(22,808)	8,780	11,409
Other non-cash items	1,494	6,438	(1,203)
Changes in operating assets and liabilities:
Accounts receivable	13,647	(6,280)	(16,808)
Inventories	(16,838)	(21,455)	(1,861)
Other assets	(604)	5,803	(1,173)
Accounts payable	10,916	11,957	(13,265)
Income taxes payable	17,528	(14,511)	(347)
Other liabilities	(7,896)	6,524	1,188

NET CASH PROVIDED BY OPERATING ACTIVITIES	76,501	77,111	76,582

Cash flows from investing activities:

Purchases of held-to-maturity securities	(229,607)	(149,670)	(41,188)
Proceeds from sales of held-to-maturity securities	228,407	82,672	99,957
Additions to property, plant and equipment	(100,800)	(54,579)	(64,576)

NET CASH USED IN INVESTING ACTIVITIES	(102,000)	(121,577)	(5,807)

Cash flows from financing activities:
Cash dividends paid	(16,772)	(15,609)	(13,994)
Repurchases of common stock	(377)	(6,817)	(3,963)
Stock options exercised	128	1,389	7,884

NET CASH USED IN FINANCING ACTIVITIES	(17,021)	(21,037)	(10,073)

Net increase (decrease) in cash and cash equivalents	(42,520)	(65,503)	60,702

Cash and cash equivalents at the beginning of the year	91,344	156,847	96,145

Cash and cash equivalents at the end of the year	$48,824	$91,344	$156,847

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description
Headquartered in Van Nuys, California, our principal business is the design and manufacture of aluminum road wheels for sale to OEMs. We are one of the largest suppliers of cast and forged aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary. Customers in North America represent the principal market for our products, with approximately 11 percent of our products being sold to international customers.
GM, Ford and DaimlerChrysler together represented approximately 85 percent of our annual sales in 2005 and 88 percent and 89 percent of annual sales in 2004 and 2003, respectively. Although the loss of all or a substantial portion of our sales to any of these customers would have a significant adverse impact on our financial results, unless the lost volume could be replaced, we believe this risk is partially offset due to long-term relationships with each, including multi-year program arrangements. However, recent global competition pricing pressures have put these multi-year arrangements at risk. We also manufacture, including our 50 percent owned joint venture in Europe, aluminum wheels for, Audi, BMW, Isuzu, Jaguar, Land Rover, Mazda, MG Rover, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen.
On January 9, 2006, we announced that our Board of Directors had authorized management to engage an investment banker and/or other advisors to explore options for disposal of the components business. In 1999, the component business began to manufacture aluminum suspension and related underbody components using the licensed CobapressTM technology. Through 2005, we had made a significant investment in this business and had incurred significant losses since inception. Due to the intense competition in the global automotive industry the decision was made to focus all of our resources on our core aluminum wheel business. In connection with the potential disposal of the assets of the components business, which is expected to be completed during 2006, an asset impairment charge against earnings totaling $34.0 million was recorded in the fourth quarter of 2005 when we estimated that the future undiscounted cash flows of our aluminum suspension components business would not be sufficient to recover the carrying value of our long-lived assets attributable to that business. See Note 15 – Impairment of Long-Lived Assets and Other Charges for further discussion.
Presentation of Consolidated Financial Statements
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
In 2005, we changed the method of recording our 50 percent share of Suoftec Light Metal Products, Ltd. (Suoftec) earnings from recording on a one month lag to recording the results of operations on a current basis. The purpose of the change is to have this 50 percent owned subsidiary report on the same basis as our fiscal reporting period, as their financial information is now available on a timely basis. As a result, net income for the year ended December 31, 2005 includes a cumulative effect of accounting change of $1.2 million, representing the company’s share of Suoftec’s net income for month of December 2004.
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

Our fiscal year is the 52- or 53-week period ending on the last Sunday of the calendar year. The 2005 fiscal year comprises the 52-week period ended on December 25, 2005. Fiscal years 2004 and 2003 comprise the 52-week periods ended on December 26, 2004 and December 28, 2003, respectively. For convenience of presentation in the consolidated financial statements, all fiscal years are shown to begin as of January 1 and end as of December 31. Certain prior year amounts have been reclassified to conform to the 2005 financial statement presentation.
Cash and Cash Equivalents
Cash and cash equivalents generally consist of cash, certificates of deposit, and money market funds with original maturities of three months or less. At times throughout the year and at year-end, cash balances held at financial institutions were in excess of federally insured limits.
Marketable Investments
Marketable debt and equity securities are classified as held-to-maturity or available-for-sale categories. Securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. We record held-to-maturity securities, which are stated at amortized cost, as either short-term or long-term on the balance sheet based upon contractual maturity dates. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair market value, with unrealized gains and losses, net of deferred taxes, excluded from operating results and reported in shareholders’ equity as a component of accumulated other comprehensive income (loss) until realized, or until any unrealized losses are determined to be other than temporary, at which time the losses would be recognized in our operating results. The fair values of securities are determined based upon quoted market prices. Gains or losses on securities sold are based on the specific identification method.
Marketable securities were comprised as follows (dollars in thousands):

			Net	Balance
		Fair	Unrealized	Sheet
At December 31, 2005	Cost	Value	Gain (Loss)	Amount	Maturity
Current assets:
Held-to-maturity securities:
Corporate equity securities	$58,525	$58,525	$—	$58,525	2006

Long-term investments:
Available-for-sale securities:
Corporate equity securities	$2,214	$3,792	$1,578	$3,792	Not Applicable

Held-to-maturity securities:
Corporate debt securities (a)	9,771	9,297	(470)	9,767	2007

Total long-term investments	$11,985	$13,089	$1,108	$13,559

(a) Gross unrealized loss is limited to one security.

			Net	Balance
		Fair	Unrealized	Sheet
At December 31, 2004	Cost	Value	Gain (Loss)	Amount	Maturity
Current assets:
Held-to-maturity securities:
Corporate equity securities	$28,300	$28,300	$—	$28,300	2005

Long-term investments:
Available-for-sale securities:
Corporate equity securities	$2,214	$4,006	$1,792	$4,006	Not Applicable

Held-to-maturity securities:
Corporate debt securities	38,796	38,762	(30)	38,792	2007

Total long-term investments	$41,010	$42,768	$1,762	$42,798

Fair Values of Financial Instruments and Commitments
The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short period of time until maturity. Fair values of long-term marketable investments and future purchase commitments, which are discussed further in Note 11 – Commitment and Contingent Liabilities, are based upon quoted market prices.
Inventories
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
Property, Plant and Equipment
Property, plant and equipment are carried at cost, less accumulated depreciation. The cost of additions, improvements and interest during construction, if any, is capitalized. Our maintenance and repairs costs are charged to expense when incurred. Depreciation is calculated generally on the straight-line method based on the estimated useful lives of the assets.

Classification	Expected Useful Life

Computer equipment	3 years
Production machinery and equipment	7 to 10 years
Buildings	25 years
When property and equipment is replaced, retired or disposed of, the cost and related accumulated depreciation is removed from the accounts. Property and equipment no longer used in operations, which are generally insignificant in amount, are stated at the lower of cost or estimated net realizable value. Gains and losses, if any, are recorded in other income or expense in the period of disposition or write down.
Impairment of Long-Lived Assets
The company’s policy regarding long-lived assets is to evaluate the recoverability of its assets at least annually or when the facts and circumstances suggest that the assets may be impaired. This assessment of recoverability is performed based on the estimated undiscounted cash flows compared to the carrying value of the assets. If the future cash flows (undiscounted and without interest charges) is less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. See Note 15 – Impairment of Long-Lived Assets and Other Charges for further discussions of asset impairment and other charges recorded in the fourth quarter of 2005 and the potential sale of the components business.
Derivative Instruments and Hedging Activities
We will periodically enter into foreign currency forward contracts to reduce the risk from exchange rate fluctuations associated with future purchase commitments, such as wheel purchases denominated in Euros from our 50 percent owned joint venture in Hungary. This type of hedging activity, which attempts to protect our planned gross margin as of the date of the purchase commitment, qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, we assess whether the cash flow hedge is effective both at inception and periodically thereafter. The effective portion of the related gains and losses is recorded as an asset or liability in the consolidated balance sheets with the offset as a component of other comprehensive income (loss) in shareholders’ equity. The ineffective portion of related gains or losses, if any, is reported in current earnings. As hedged transactions are consummated, amounts previously accumulated in other comprehensive income (loss) are reclassified into current earnings. At December 31, 2005, we held open Euro forward contracts totaling $10.7 million, with an unrealized loss of $(0.2) million. At December 31, 2004, we held Euro forward contracts totaling $10.4 million, with an unrealized gain of $2.6 million.
We also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Such contracts are considered normal purchases as the commodities are physically delivered and, therefore, pursuant to SFAS No. 133 are not accounted for as derivatives. See Note 11 – Commitments and Contingent Liabilities for additional information pertaining to these purchase commitments.
Foreign Currency Transactions
We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies – the Mexican Peso and the Euro. Foreign currency asset and liability accounts are translated using the exchange rates in effect at the end of the accounting period. Revenue and expense accounts are translated at the weighted average of exchange rates during the period. The cumulative effect of translation is recorded as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity, as reflected in Note 14 – Other Comprehensive Income (Loss). Foreign exchange transaction gains and (losses) of $(0.9) million, $(0.2) million and $1.4 million have been recorded as part of other income, net during 2005, 2004 and 2003, respectively.
Revenue Recognition
Sales of products and any related costs are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Wheel program development revenues for wheel and aluminum suspension component development and initial tooling that are reimbursed by our customers are recognized as such related costs and expenses are incurred and recoverability is probable, generally upon issuance of a customer purchase order. Net sales include wheel program development revenues of $21.1 million in 2005, $14.0 million in 2004, and $18.3 million in 2003.
Research and Development
Research and development costs (primarily engineering and related costs), which are expensed as incurred, are normally included in cost of sales in the consolidated statements of operations. Amounts expended during each of the three years in the period ended December 31, 2005 were $9.6 million in 2005, $12.9 million in 2004, and $9.6 million in 2003.
Stock-Based Compensation
We have elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and apply the intrinsic value method of accounting for our employee stock options. Under APB Opinion No. 25, when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”, as reflected in Note 12 – Stock-Based Compensation.
If we had elected to recognize the compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced to the proforma amounts indicated below. The increased proforma stock-based compensation expense, net of tax, in 2005 was due to the granting of fully vested options totaling 641,500 shares.

Year Ended December 31,	2005	2004	2003
(Dollars in thousands, except per share amounts)
Reported net income (loss)	$(5,836)	$44,655	$73,720
Stock-based compensation expense included in reported income (loss), net of tax	—	—	—
Stock-based compensation expense determined under fair value method for all awards, net of tax	(5,119)	(2,973)	(2,032)

Proforma net income (loss)	$(10,955)	$41,682	$71,688

Earnings (loss) per share:
Basic – as reported	$(0.22)	$1.68	$2.76
Basic – proforma	$(0.41)	$1.56	$2.69

Diluted – as reported	$(0.22)	$1.67	$2.73
Diluted – proforma	$(0.41)	$1.55	$2.65
Income Taxes
Income taxes are accounted for pursuant to SFAS No. 109, “Accounting for Income Taxes”, which requires use of the liability method and the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period of enactment. Provision is made for U.S. income taxes on undistributed earnings of international subsidiaries and 50 percent owned joint ventures, unless such future earnings are considered permanently reinvested. Tax credits are accounted for as a reduction of the provision for income taxes in the period in which the credits arise.
The company has a reserve for taxes (included in income taxes payable) that may become payable as a result of audits in future periods with respect to previously filed tax returns. It is the company’s policy to establish reserves for taxes that are probable and may become payable in future years as a result of an examination by taxing authorities. The company establishes the reserves based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense on adjustments to temporary tax differences. The tax reserves are analyzed at least annually, and adjustments are made as events occur to warrant adjustment to the reserve. For example, if the statutory period for assessing taxes on a given tax return lapses, the reserve associated with that period will be reduced. In addition, the reserve will be increased based on current calculations for additional exposures identified. Similarly, if tax authorities provide administrative guidance or a decision is rendered in the courts, appropriate adjustments will be made to the tax reserve.
Earnings (Loss) Per Share
As summarized below, basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for the period. For purposes of calculating diluted earnings (loss) per share, net income (loss) is divided by the total of the weighted average shares outstanding plus the dilutive effect of our outstanding stock options under the treasury stock method (“common stock equivalents”).

(In thousands, except per share amounts)
Year Ended December 31,	2005	2004	2003

Basic Earnings (Loss) Per Share
Reported net income (loss)	$(5,836)	$44,655	$73,720
Weighted average shares outstanding	26,614	26,655	26,673
Basic earnings (loss) per share	$(0.22)	$1.68	$2.76

Year Ended December 31,	2005	2004	2003

Diluted Earnings (Loss) Per Share

Reported net income (loss)	$(5,836)	$44,655	$73,720

Weighted average shares outstanding	26,614	26,655	26,673
Weighted average dilutive stock options	—	154	360

Weighted average shares outstanding-diluted	26,614	26,809	27,033

Diluted earnings (loss) per share	$(0.22)	$1.67	$2.73
The following potential shares of common stock were excluded from the diluted earnings per share calculations because the exercise price of the options exceeded the average market price during the respective periods and would have been anti-dilutive: for the year ended December 31, 2005, options to purchase 2,292,775 shares at prices ranging from $23.81 to $42.87 per share; for the year ended December 31, 2004, options to purchase 775,925 shares at prices ranging from $33.50 to $42.87 per share; and for the year ended December 31, 2003, options to purchase 402,500 shares at prices ranging from $41.60 to $42.87 per share. For the year ended December 31, 2005, 74,480 shares at prices ranging from $20.63 to $23.25 per share were also excluded from the diluted earnings (loss) per share calculation because they would have been anti-dilutive due to the net loss for the period.
New Accounting Standards
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal,” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. The new standard shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate the adoption of this new accounting standard will have a material impact on our financial position or results of operations.
In December 2004, the FASB issued its final standard on accounting for share-based payments (SBP), FASB Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R), that requires us to expense the value of employee stock options and similar awards. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. As a public company, we are allowed to select from two alternative transition methods—each having different reporting implications. The effective date for SFAS 123R is the period beginning January 1, 2006, and applies to all outstanding and unvested SBP awards at our adoption date. We have not completed our evaluation or determined the impact of adopting SFAS 123R. However, we have disclosed the proforma impact of our employee stock options, as described in Note 1 – Summary of Significant Accounting Policies under the caption “Stock-Based Compensation”.
NOTE 2 – BUSINESS SEGMENTS
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” directs companies to use the “management approach” for segment reporting. This approach reflects management’s aggregation of business segments and is consistent with how the company and its key decision-makers assess operating performance, make operating decisions, and allocate resources. This approach also considers the existence of managers responsible for each business segment and how information is presented to the company’s Board of Directors. Historically, we have aggregated the components and the automotive wheels operating segments into one reportable segment based on the aggregation criteria included in SFAS No. 131, including the expectation that the long-term financial performance and economic characteristics of the components segment would be similar to the automotive wheels segment. In late 2005, we concluded that the components segment would not achieve the expected long-term financial performance initially contemplated and we, therefore, disaggregated the components operating segment on the basis of dissimilar long-term economic characteristics.
The company is organized primarily on the markets served and products produced. Under this organizational structure, the company has two reportable segments: automotive wheels and components. The automotive wheels segment includes results from the company’s operations from the design and manufacture of cast aluminum wheels for original equipment manufacturers in the global passenger car and light truck market. The components segment includes results from the company’s operations from the design and manufacture of suspension and related underbody components for original equipment manufacturers in the global passenger car and light truck market, which the company plans to dispose of in 2006 (see Note 15 – Impairment of Long-Lived Assets and Other Charges). The other segment includes corporate and administrative expenses which are not allocated to the operating segments.
The company does not disclose total assets by operating segment since the company does not produce and review such information internally.
The accounting policies of the operating segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. The company evaluates the performance of its operating segments based primarily on sales and operating profit.
Revenue and other financial information by business segment (dollars in thousands):

Year Ended December 31,	2005	2004	2003

Net sales:
Automotive wheels	$804,161	$872,258	$825,940
Components	40,723	29,497	14,409
Other	—	—	—

Total net sales	$844,884	$901,755	$840,349

Income (loss) from operations:
Automotive wheels	$33,170	$84,307	$125,331
Components	(46,953)	(11,378)	(10,467)
Other	(12,896)	(16,589)	(13,975)

Total income (loss) from operations	$(26,679)	$56,340	$100,889

Depreciation and amortization:
Automotive wheels	$40,553	$35,603	$30,674
Components	4,846	3,031	2,113
Other	1,069	647	790

Total depreciation and amortization	$46,468	$39,281	$33,577

Capital expenditures:
Automotive wheels	$88,121	$45,317	$60,870
Components	12,679	9,262	3,706
Other	—	—	—

Total capital expenditures	$100,800	$54,579	$64,576

See Note 15 – Impairment of Long-Lived Assets and Other Charges for further discussion of the asset impairment and other charges recorded in the fourth quarter of 2005 and the potential sale of the components business.

Net sales for each of the geographic areas in which the company operates (dollars in thousands):

Year Ended December 31,	2005	2004	2003

Net sales:
U.S.	$675,710	$741,537	$712,487
Mexico	169,174	160,218	127,862

Total net sales	$844,884	$901,755	$840,349

Property, plant and equipment for each of the geographic areas in which the company operates (dollars in thousands):

December 31,	2005	2004

Property, plant and equipment, net:
U.S.	$170,064	$208,235
Mexico	122,225	66,595

Total property, plant and equipment, net	$292,289	$274,830

NOTE 3 – ACCOUNTS RECEIVABLE

December 31,	2005	2004
(Dollars in thousands)
Trade receivables	$120,646	$137,490
Wheel program development receivables	6,842	8,834
Value added tax receivables	3,528	2,871
Other receivables	6,485	4,749

	137,501	153,944

Allowance for doubtful accounts	(2,000)	(3,384)

	$135,501	$150,560

The allowance for doubtful accounts was increased by $2.9 million as of December 31, 2004, for receivables from Tower Automotive, Inc., an aluminum suspension components customer, that filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code on February 2, 2005. During 2005, we wrote off $2.0 million of Tower receivables and have reserved for a portion of the remaining balance.
The following percentages of our consolidated net sales were made to GM, Ford and DaimlerChrysler: 2005 — 37 percent, 33 percent and 15 percent; 2004 — 43 percent, 36 percent and 9 percent; and 2003 - 45 percent, 40 percent and 4 percent, respectively. These three customers represented 86 percent and 89 percent of trade receivables at December 31, 2005 and 2004, respectively
NOTE 4 – INVENTORIES

December 31,	2005	2004
(Dollars in thousands)
Raw materials	$26,513	$24,284
Work in process	24,590	22,136
Finished goods	56,623	43,564

Total inventories	$107,726	$89,984

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

December 31,	2005	2004
(Dollars in thousands)
Land and buildings	$76,578	$80,362
Machinery and equipment	473,962	468,581
Leasehold improvements and others	12,506	11,855
Construction in progress	74,574	18,754

	637,620	579,552

Accumulated depreciation	(345,331)	(304,722)

Total property, plant and equipment	$292,289	$274,830

The $41.9 million asset impairment charges related to our components business and chrome plating operations, as discussed in Note 15 – Impairment of Long-Lived Assets and Other Charges, are recorded in the appropriate fixed asset cost category in the table above. Accumulated depreciation includes accelerated depreciation of certain idled machinery and equipment totaling $2.5 million in our Van Nuys facility. The accelerated depreciation charge was the result of our change in the estimated useful lives of certain machinery and equipment in the Van Nuys facility due to our decision to produce only aluminum wheels requiring special processing methods and finishes in this facility. An additional accelerated depreciation charge of $1.1 million will be recorded in the first quarter of 2006 by our Van Nuys facility.
NOTE 6 — INVESTMENTS

December 31,	2005	2004
(Dollars in thousands)
Investment in and advances to 50% owned joint ventures:
Suoftec Light Metal Products, Ltd.	$43,507	$46,714
Topy-Superior Limited	110	144

	43,617	46,858

Corporate bonds	9,767	38,792
Corporate equities	3,792	4,006
Affordable housing limited partnerships	1,958	2,204
Other	438	—

Total investments	$59,572	$91,860

In 1995, we entered into a joint venture with Otto Fuchs Metallwerke KG, a German manufacturing company, to form Suoftec to manufacture cast and forged aluminum wheels in Hungary for the European automobile industry. Initial manufacture and sale of forged aluminum wheels began in early 1997 and of cast aluminum wheels in mid-1998. During each of the three years ended December 31, 2005, we acquired cast and forged wheels from this joint venture, totaling $44.2 million in 2005, $49.1 million in 2004 and $45.3 million in 2003. At December 31, 2005 and 2004, accounts payable included amounts owed to Suoftec for unpaid wheel purchases totaling $5.8 million and $7.9 million, respectively.
In 2005, we changed the method of recording our 50 percent share of Suoftec’s earnings from recording on a one month lag to recording the results of operations on a current basis. The purpose of the change is to have this 50 percent owned subsidiary report on the same basis as our fiscal reporting period, as their financial information is now available on a timely basis. As a result, net income for the year ended December 31, 2005 includes a cumulative effect of accounting change of $1.2 million, representing the company’s share of Suoftec’s net income for month of December 2004.
Included below are summary statements of operations and balance sheets for Suoftec, which is 50 percent owned, non-controlled, and, therefore, not consolidated but accounted for using the equity method.

	Year Ended
	December 31,	November 30,
Summary Statements of Operations	2005	2004	2003
(Dollars in thousands)
Net sales	$109,131	$111,227	$111,058
Costs and expenses	98,346	94,886	92,449
Interest income (expense), net	288	(141)	(852)

Net income	$11,073	$16,200	$17,757

Superior’s share of net income	$5,536	$8,100	$8,879

	December 31,	November 30,
Summary Balance Sheets	2005	2004
(Dollars in thousands)
Current assets	$58,942	$62,261
Non-current assets	39,382	46,749

Total assets	98,324	109,010

Current liabilities	11,233	12,953
Non-current liabilities	78	2,629

Total liabilities	11,311	15,582

Net assets	$87,013	$93,428

Superior’s share of net assets	$43,507	$46,714

Corporate bonds, which are classified as held-to-maturity, mature in 2007. Corporate equities are classified as available-for-sale and, therefore, are marked to market with unrealizable gains and losses recorded in other comprehensive income (loss) in shareholders’ equity, as described in Note 14 – Other Comprehensive Income (Loss). Affordable housing limited partnerships provide favorable income tax benefits, generally over a fifteen-year period. We believe that the amounts above represent a reasonable estimate of the fair value of these investments.
NOTE 7 – INCOME TAXES

Year Ended December 31,	2005	2004	2003
(Dollars in thousands)
Income (loss) before income taxes and cumulative effect of accounting change:
Domestic	$(29,900)	$53,785	$100,334
Foreign	13,168	12,324	13,081

	$(16,732)	$66,109	$113,415

The provision (benefit) for income taxes is comprised of the following:
Current Taxes
Federal	$6,532	$9,331	$23,400
State	1,957	1,425	1,477
Foreign	4,648	1,918	3,409

	13,137	12,674	28,286

Deferred Taxes
Federal	$(15,791)	$4,838	$8,160
State	(3,904)	147	426
Foreign	(3,113)	3,795	2,823

	(22,808)	8,780	11,409

Provision (benefit) for income taxes	$(9,671)	$21,454	$39,695

Income tax payments were $2.5 million in 2005, $25.7 million in 2004 and $27.7 million in 2003.
The following is a reconciliation of the statutory United States federal income tax rate to our effective income tax rate:

Year Ended December 31,	2005	2004	2003
Statutory rate – provision (benefit)	(35.00)%	35.00%	35.00%
State tax provisions, net of federal income tax benefit	(9.40)	1.55	0.94
Permanent differences	(11.10)	(5.15)	(1.10)
Federal tax credits	(4.60)	(2.21)	(1.53)
Foreign income taxed at rates other than the statutory rate	(3.90)	(0.32)	0.03
Valuation allowance	4.20	—	—
Changes in reserves, net	2.00	3.58	1.66

Effective income tax rate	(57.80)%	32.45%	35.00%

Tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred liabilities at December 31, 2005 and 2004:

December 31,	2005	2004
(Dollars in thousands)
Deferred Tax Assets

Other comprehensive income and loss adjustments	$(824)	$1,123
Reserves deductible in the future	(6,841)	(7,144)
Deferred compensation	(7,154)	(6,341)
State taxes expensed currently, deductible for taxes in the following year	(1,417)	(182)

	(16,236)	(12,544)

Valuation Allowance	705	—

Net Deferred Tax Assets	(15,531)	(12,544)

Deferred Tax Liabilities

Differences between the book and tax basis of property, plant and equipment	11,867	30,717
Differences between financial and tax accounting associated with foreign operations	12,701	15,706
Other	328	256

	24,896	46,679

Net Deferred Tax Liability	$9,365	$34,135

The company has a reserve for taxes (included in income taxes payable) that may become payable as a result of audits in future periods with respect to previously filed tax returns. It is the company’s policy to establish reserves for taxes that are probable and may become payable in future years as a result of an examination by taxing authorities. The company establishes the reserves based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense on adjustments to temporary tax differences. The tax reserves are analyzed at least annually, and adjustments are made as events occur to warrant adjustment to the reserve. For example, if the statutory period for assessing taxes on a given tax return lapses, the reserve associated with that period will be reduced. In addition, the reserve will be increased based on current calculations for additional exposures identified. Similarly, if tax authorities provide administrative guidance or a decision is rendered in the courts, appropriate adjustments will be made to the tax reserve. The tax reserve for the three years ended December 31, 2005 experienced net increases of $2.8 million in 2005, $3.7 million in 2004 and $4.6 million in 2003, which are included in our effective income tax rates. The reserve increases for additional exposures identified for the tax years that remained open in those years were $6.7 million in 2005, $5.6 million in 2004 and $4.7 million in 2003. These increases were partially offset by settlements on audit and the lapsing of certain statutory periods for assessing tax, of $3.9 million in 2005, $1.9 million in 2004 and $0.1 million in 2003.
The company has not provided for U.S. deferred income taxes or foreign withholding tax on bases differences in our non-U.S. subsidiaries of $81.6 million that result primarily from undistributed earnings the company intends to reinvest indefinitely. Determination of the deferred income tax liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs. The decrease in the net deferred tax liability as of December 31, 2005 is primarily attributable to impairment of long-lived assets charges, which are not currently deductible.
NOTE 8 — LEASES AND RELATED PARTIES
We lease certain land, facilities and equipment under long-term operating leases expiring at various dates through 2012. Total lease expense for all operating leases amounted to $3.2 million in 2005, $3.3 million in 2004 and $3.2 million in 2003.
Our corporate office and manufacturing facility in Van Nuys, California are leased from Louis L. Borick, Chairman, and Juanita A. Borick, under an operating lease that expires in June 2012. An option to extend the lease for ten years was exercised as of July 2002. There is one additional ten-year lease extension option remaining. The current annual lease payment is $1.3 million. The lease agreement requires rental increases every five years based upon the change in a specific Consumer Price Index. The last such adjustment was as of July 1, 2002. In addition, another facility is leased for $0.3 million annually under short-term lease arrangements from a related entity owned by Steven J. Borick, President and CEO, and two other Borick children. Total lease payments to these related entities were $1.6 million for each of the 2005, 2004 and 2003 years.
The following are summarized future minimum payments under all leases:

Year Ended December 31,	Operating Leases
(Dollars in thousands)
2006	$2,634
2007	2,077
2008	1,785
2009	1,540
2010	1,435
Thereafter	1,999

$11,470

NOTE 9 – RETIREMENT PLANS
We have an unfunded supplemental executive retirement plan covering our directors, officers and other key members of management. We purchase life insurance policies on each of the participants to provide for future liabilities. Cash surrender value of these policies, totaling $4.2 million at December 31, 2005 and $3.7 million as of December 31, 2004, is included in Other Assets as general assets of the company. Subject to certain vesting requirements, the plan provides for a benefit based on final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired.

Obligations and Funded Status at December 31,	2005	2004
(Dollars in thousands)
Changes in projected benefit obligation:
Beginning projected benefit obligation	$15,340	$13,050
Service cost	731	566
Interest cost	904	845
Actuarial loss	2,640	1,381
Benefit payments	(531)	(502)

Ending projected benefit obligation	$19,084	$15,340

Changes in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	531	502
Benefit payments	(531)	(502)

Fair value of plan assets at end of year	$—	$—

Actuarial present value of benefit obligations:
Vested benefit obligation	$13,799	$11,334
Accumulated benefit obligation	$15,971	$13,122

Funded status:
Funded status	$(19,084)	$(15,340)
Unrecognized net loss	5,913	3,431

Net amount recognized	$(13,171)	$(11,909)

Amounts recognized in the balance sheets consist of:
Accrued pension liability	$(15,971)	$(13,122)
Accumulated other comprehensive income	2,800	1,213

Net amount recognized	$(13,171)	$(11,909)

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.50%	6.00%
Rate of compensation increase	3.50%	3.50%
Net periodic pension costs for this retirement plan:

Year Ended December 31,	2005	2004	2003
(Dollars in thousands)
Service cost	$731	$566	$492
Interest cost	904	845	823
Net amortization	158	126	70

Net cost	$1,793	$1,537	$1,385

Weighted average assumptions used to determine net periodic benefit cost:

Year Ended December 31,	2005	2004	2003
Discount rate	6.00%	6.25%	7.00%
Rate of compensation increase	3.50%	3.50%	3.50%
We estimate contributing approximately $0.5 million to this retirement plan for benefit payments in 2006.
We also have a contributory employee retirement savings plan covering substantially all of our employees. The employer contribution is determined at the discretion of the company and totaled $3.6 million, $3.7 million and $3.7 million for 2005, 2004 and 2003, respectively.

Pursuant to the deferred compensation provision of his 1994 Employment Agreement (Agreement), Mr. Louis L. Borick, Chairman, is being paid his annual base salary of $1.0 million in 26 equal payments per year. The Agreement calls for such payments to be made at this level for the next four years, followed by similar payments at one-half of such amount for up to 10 years, or until his death. As of December 31, 2005, the present value of the remaining payments under the Agreement, totaling $4.1 million, has been accrued for and is included in accrued expenses and long-term executive retirement liabilities.
NOTE 10 – ACCRUED EXPENSES

December 31,	2005	2004
(Dollars in thousands)
Accrued Expenses:
Payroll and related benefits	$16,855	$22,785
Insurance	9,039	8,556
Dividends	4,258	4,126
Taxes, other than income taxes	3,363	4,482
Other	5,886	4,865

Total accrued expenses	$39,401	$44,814

NOTE 11 — COMMITMENTS AND CONTINGENT LIABILITIES
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
We are currently engaged in a dispute with the City of Los Angeles (City) regarding a retroactive rental rate adjustment on the ground lease for our Van Nuys property. We and other tenants have commenced litigation to obtain declaratory relief and have recently begun settlement negotiations with the City. Although there can be no assurance as to the outcome of these negotiations or the case itself, we believe that in the event of an adverse result there would not be a material adverse impact to our financial condition or results of operations.
Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At December 31, 2005, we held open foreign currency Euro forward contracts totaling $10.7 million, with an unrealized loss of $(0.2) million. At December 31, 2004, we held open foreign currency Euro forward contracts totaling $10.4 million, with an unrealized gain of $2.6 million. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by a similar percentage of the current market value. We do not have similar derivative instruments for the Mexican Peso.
When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas in 2006. The contract value and fair value of these purchase commitments approximated $8 million and $17 million, respectively, at December 31, 2005. As of December 31, 2004, the aggregate contract value and fair value of these commitments were $19 million and $24 million, respectively. Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.

Contractual obligations as of December 31, 2005 (amounts in millions):

	Payments Due by Period
Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total

Commodity contracts	$8	$—	$—	$—	$—	$—	$8
Retirement plans	2	2	2	2	1	54	63
Euro forward contracts	11	—	—	—	—	—	11
Operating leases	3	2	2	2	1	2	12

Total contractual	$24	$4	$4	$4	$2	$56	$94

At December 31, 2005 and 2004, we had outstanding letters of credit of approximately $6.1 million and $7.2 million, respectively.
NOTE 12 – STOCK-BASED COMPENSATION
We have stock option plans that authorize us to issue incentive and non-qualified stock options to our directors, officers and key employees totaling up to 7.2 million shares of common stock. At December 31, 2005, there were 1.8 million shares available for future grants under these plans. Options are generally granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant. Options granted generally vest ratably over a four year period. The company accounts for its stock option plans under the recognition and measurement principles (the “intrinsic value” method) of APB Opinion No. 25, “Accounting for Stock Issued to Employees”.
The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,	2005	2004	2003

Risk-free interest rate	4.2%	3.7%	3.3%
Expected dividend yield	2.8%	2.2%	1.0%
Expected stock price volatility	31.5%	31.9%	33.0%
Expected option lives in years:
Incentive	5.9	5.9	5.9
Non-qualified	9.3	9.3	9.3
Summary of the status of our stock option plans and changes in outstanding options:

Year Ended December 31,	2005		2004		2003
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price
Outstanding at beginning of year	1,799,592	$32.32	1,711,642	$31.95	1,623,421	$28.13
Granted	656,500	24.99	183,750	34.02	406,500	42.82
Exercised	(5,000)	25.49	(56,125)	24.90	(302,529)	26.08
Canceled or expired	(83,837)	32.72	(39,675)	35.13	(15,750)	31.69

Outstanding at end of year	2,367,255	$30.28	1,799,592	$32.32	1,711,642	$31.95

Exercisable at end of year	2,011,410		1,123,446		873,231

Weighted-average fair value of options granted during the year	$8.06		$12.12		$16.28

Options outstanding at December 31, 2005:

		Weighted	Weighted		Weighted
	Options	Average	Average	Options	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/05	Contractual Life	Price	at 12/31/05	Price

$20.63 - $25.56	988,555	6.96 years	$24.85	988,555	$24.85
$25.88 - $34.08	806,037	5.81 years	29.62	682,476	28.83
$34.40 - $42.87	572,663	7.56 years	40.58	340,379	39.95

	2,367,255	6.71 years	$30.28	2,011,410	$28.76

NOTE 13 — COMMON STOCK REPURCHASE PROGRAMS
Since 1995, our Board of Directors has authorized several common stock repurchase programs totaling 8.0 million shares, under which we have repurchased approximately 4.8 million shares for approximately $131 million, or $27.16 per share. Under the latest authorization for 4.0 million shares, approved in March 2000, we repurchased 107,300 shares in 2003 at a total cost of $4.0 million, or $36.93 per share; 203,600 shares in 2004 at a total cost of $6.8 million, or $33.53 per share; and 16,000 shares in 2005 at a total cost of $0.4 million or $23.56 per share. All repurchased shares are immediately cancelled and retired. As of December 31, 2005, an additional 3.2 million shares can be repurchased under the current authorization.
NOTE 14 — OTHER COMPREHENSIVE INCOME (LOSS)
Components of other comprehensive income (loss) as reflected in the consolidated statements of shareholders’ equity.

Year Ended December 31,	2005	2004	2003
(Dollars in thousands)
Foreign currency translation adjustments	$600	$3,924	$(1,201)

Unrealized gain (loss) on marketable securities	(267)	557	1,161
Reclassification adjustment for realized gains from marketable securities included in net income	—	—	(68)

Net unrealized gain (loss)	(267)	557	1,093

Unrealized gain (loss) on forward foreign currency contracts	(202)	2,620	2,874
Reclassification adjustment for realized gains from foreign currency contracts included in net income	(2,620)	(2,874)	(4,598)

Net unrealized loss	(2,822)	(254)	(1,724)

Minimum pension liability adjustment	(1,587)	(1,213)	—

Income taxes	1,945	335	(1,457)

Other comprehensive income (loss)	$(2,131)	$3,349	$(3,289)

Accumulated balances of other comprehensive income (loss) as reflected in the consolidated balance sheets and statements of shareholders’ equity.

December 31,	2005	2004	2003
(Dollars in thousands)
Foreign currency translation adjustments	$(40,115)	$(40,716)	$(44,640)
Unrealized gain on marketable securities	1,578	1,845	1,288
Unrealized gain (loss) on forward foreign currency contracts	(203)	2,620	2,874
Minimum pension liability adjustment	(2,800)	(1,213)	—
Income taxes	823	(1,122)	(1,457)

Accumulated other comprehensive (loss)	$(40,717)	$(38,586)	$(41,935)

NOTE 15 — IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER CHARGES
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, in the fourth quarter of 2005, we considered whether events or changes in circumstances suggested the carrying value of certain assets was not recoverable and concluded that such events and changes had occurred. We then assessed the recoverability of the carrying value of long-lived assets at three of our manufacturing facilities as part of our annual impairment assessment process and determined that the undiscounted future cash flows did not support the carrying value of those long-lived assets at two of the three facilities.
Through 2005, we had made a significant investment in the aluminum suspension components business and had incurred significant losses since inception. Our plan was to improve profitability by increasing sales to our OEM customers and by improving our production capabilities. However, following the launch of a major program in the second half of 2005 and updating our long-range forecasts for this business, it became apparent that we would not be able to recover our investment in this business. Accordingly, in the fourth quarter of 2005, we recorded a pretax impairment charge of $34.0 million in our components segment to reduce to their respective fair values the carrying value of its assets, which are classified as held-and-used as of December 31, 2005. We estimated the fair value of the long-lived assets of this segment based on an estimated sales price and an independent appraisal of assets.
On January 9, 2006, we announced that our Board of Directors had authorized us to engage an investment banker and/or other advisors to explore options for disposal of the aluminum suspension components segment. This decision was made due to the intense competition in the global automotive wheel industry, which will require us to focus all of our resources on our core aluminum wheel business. Accordingly, in the first quarter of 2006, the assets of the components segment will be classified as held-for-sale and reported as discontinued operations.
Due to a recent shift in the market for chromed wheels to a less expensive chrome finishing process, the sales forecasts for our chromed wheels declined significantly. Accordingly, on December 1, 2005, we also concluded that the carrying value of the long lived assets related to this facility were not recoverable and we recorded a pretax impairment charge of $7.9 million for our chrome plating facility, which is included in our automotive wheel segment, to reduce the carrying value of certain assets to their respective fair values.
Other charges recorded in the fourth quarter of 2005 in our automotive wheel segment included an accrual of $1.3 million for potential environmental exposure related to machinery and equipment shutdown and removal, and accelerated depreciation of certain machinery and equipment in our Van Nuys wheel facility, totaling $2.5 million. The accelerated depreciation charge was a result of a change in the estimated useful lives of equipment due to our decision to reduce production in that facility to only aluminum wheels requiring special processing methods and finishes. An additional $1.1 million charge for accelerated depreciation will be recorded in the first quarter of 2006.

NOTE 16 — QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in thousands, except per share amounts)
As discussed in Note 1 – Significant Accounting Policies under the caption “Basis of Presentation”, we changed the method of recording our 50 percent share of Suoftec’s earnings from recording on a one month lag to recording results of operations on a current basis effective as of January 1, 2005.

	First	Second	Third	Fourth
Year 2005	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$211,915	$226,471	$187,618	$218,880	$844,884
Gross profit	14,154	8,160	2,500	11,421	36,235
Income (loss) before cumulative effect of accounting change – as reported	$8,931	$4,849	$(501)	$(20,340)	$(7,061)
Current year impact of elimination of lag period, net of tax	$(265)	$(500)	$368	$397	$—

Income (loss) before cumulative effect of accounting change – as adjusted	$8,666	$4,349	$(133)	$(19,943)	$(7,061)

Cumulative effect of accounting change, net of tax	$1,225	$—	$—	$—	$1,225

Net income (loss) – as adjusted	$9,891	$4,349	$(133)	$(19,943)	$(5,836)

Earnings (loss) per share — reported:
Basic	$0.34	$0.18	$(0.02)	$(0.77)	$(0.27)
Diluted	$0.34	$0.18	$(0.02)	$(0.77)	$(0.27)

Earnings (loss) per share – adjusted:
Basic	$0.37	$0.16	$(0.00)	$(0.75)	$(0.22)
Diluted	$0.37	$0.16	$(0.00)	$(0.75)	$(0.22)

Dividends declared Per share	$0.1550	$0.1600	$0.1600	$0.1600	$0.6350

	First	Second	Third	Fourth
Year 2004	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$234,191	$233,735	$199,328	$234,501	$901,755
Gross profit	24,571	23,311	11,529	22,705	82,116
Net income	$13,667	$13,584	$5,475	$11,929	$44,655

Earnings per share:
Basic	$0.51	$0.51	$0.21	$0.45	$1.68
Diluted	$0.51	$0.51	$0.20	$0.45	$1.67

Dividends declared
Per share	$0.1375	$0.1550	$0.1550	$.01550	$0.6025
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
The company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures.
Based on our evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were ineffective. Management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changing conditions, or that the degree of compliance with policies or procedure may deteriorate.
Management performed an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005 based upon criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in the company’s internal control over financial reporting as of December 31, 2005:
1)	We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the company’s financial reporting requirements. Specifically, we did not have several accounting and finance positions staffed with individuals who possess the appropriate skills, training and experience to meet the objectives required in these roles with respect to the period-end financial reporting process including the completeness and accuracy of stock-based compensation footnote disclosures. This material weakness contributed to the material weaknesses described below. Additionally, this control deficiency could result in a misstatement of substantially all accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2)	We did not maintain effective controls over the accounting for income taxes. Specifically, we did not have effective controls to ensure the completeness and accuracy of income taxes payable, the current and deferred income tax provision and the related deferred tax assets and liabilities in conformity with generally accepted accounting principles. This control deficiency resulted in audit adjustments to our 2005 annual consolidated financial statements and the interim consolidated financial statements for each of the 2005 quarters. Additionally, this control deficiency could result in a misstatement of income taxes payable, the current and deferred income tax provision and the related deferred tax assets and liabilities that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3)	We did not maintain effective controls over the valuation of inventory. Specifically, we did not have effective controls to ensure that the period-end valuation of our aluminum inventory was determined in accordance with generally accepted accounting principles. This control deficiency resulted in an audit adjustment to our 2005 annual consolidated financial statements and the interim consolidated financial statements for each of the 2005 quarters. Additionally, this control deficiency could result in a misstatement of inventory and cost of goods sold that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
Because of these material weaknesses, described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria in the Internal Control-Integrated Framework issued by COSO.
Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control Over Financial Reporting
We made no changes in our internal control over financial reporting during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Statement Regarding NYSE Mandated Disclosures
The company has filed with the SEC as exhibits to its 2005 Annual Report on Form 10-K the certifications of the company’s Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act and SEC Rule 13a-14(a) regarding the company’s financial statements, disclosure controls and procedures and other matters. On June 13, 2005, following its 2005 annual meeting of stockholders, the company submitted to the NYSE the annual certificate of the company’s Chief Executive Officer required under Section 303A.12(a) of the NYSE Listed Company Manual, that he was not aware of any violation by the company of the NYSE’s corporate governance listing standards.
ITEM 9B – OTHER INFORMATION
None.

PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Identification of Directors
Information relating to Directors is set forth under the caption “Election of Directors” in our 2006 Annual Proxy Statement, which is incorporated herein by reference.
Identification of Executive Officers
Listed below are the names of corporate executive officers as of the fiscal year end who are not directors. Information regarding executive officers who are directors is contained in our 2006 Annual Proxy Statement. Such information is incorporated herein by reference. All executive officers are appointed annually by the Board of Directors and serve one-year terms. Also see “Employment Agreements” in our 2006 Annual Proxy Statement, which is incorporated herein by reference.
Listed below is the name, age, position and business experience of each of our officers who are not directors:

			Assumed
Name	Age	Position	Position

Robert H. Bouskill	60	Senior Vice President, Manufacturing Technology	2005
		Vice President, Manufacturing Technology	2000

Emil J. Fanelli	63	Vice President and Corporate Controller	2001
		Corporate Controller	1997

James M. Ferguson	57	Senior Vice President, Global Sales and Marketing	2003
		Vice President, OEM Marketing Group	1990

Parveen Kakar	39	Vice President, Program Development	2003
		Director Engineering Services	1989

William B. Kelley	57	Vice President, Operations	2004
		Vice President, Operations and Quality	1998

Daniel L. Levine	47	Vice President, Treasurer and Corporate Secretary	2006
		Corporate Secretary and Treasurer	1997

Michael J. O’Rourke	45	Senior Vice President, Sales and Administration	2003
		Vice President, OEM Program Administration	1995

Kola Phillips	52	Vice President, Quality & Continuous Improvement	2004
		Six Sigma/Quality Leader – VTI Technologies, Inc.	2003
Included on our website, www.supind.com, under “Investors,” is our Code of Business Conduct and Ethics, which, among others, applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Copies of our Code of Business Conduct and Ethics are available, without charge, from Superior Industries International, Inc., Shareholder Relations, 7800 Woodley Avenue, Van Nuys, CA 91406.
ITEM 11 — EXECUTIVE COMPENSATION
Information relating to Executive Compensation is set forth under the captions “Compensation of Directors” and “Executive Compensation” in our 2006 Annual Proxy Statement, which is incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information related to Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters is set forth under the caption “Voting Securities and Principal Holders” in our 2006 Annual Proxy Statement. Also see Note 12 — Stock Based Compensation in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information related to Certain Relationships and Related Transactions is set forth under the captions, “Election of Directors” and “Certain Relationships and Related Transactions”, in our 2006 Annual Proxy Statement, and in Note – 8 — Leases and Related Parties in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information related to Principal Accountant Fees and Services is set forth under the caption “Audit Fees” in our 2006 Annual Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report:
1.	Financial Statements: See the “Index to the Consolidated Financial Statements” in Item 8 of this Annual Report.

2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts for the Years Ended
December 31, 2005, 2004 and 2003	S-1
3.	Exhibits

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.)

3.2	By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.)

10.2	Lease dated March 2, 1976 between the Registrant and Louis L. Borick filed on Form 8-K dated May, 1976 (Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1983.)

10.19	Lease and Addenda thereto dated December 19, 1987 between Steven J. Borick, Linda S. Borick and Robert A. Borick as tenants in common, d.b.a. Keswick Properties, and the Registrant (Incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987.)

10.20	Supplemental Executive Individual Retirement Plan of the Registrant (Incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987.)

10.32	Employment Agreement dated January 1, 1994 between Louis L. Borick and the Registrant (Incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, as amended.)

10.33	1993 Stock Option Plan of the Registrant (Incorporated by reference to Exhibit 28.1 to Registrant’s Form S-8 filed June 10, 1993, as amended. Registration No. 33-64088)

10.35	1991 Non-Employee Director Stock Option Plan (Incorporated by reference to Exhibit 28.1 to Registrant’s Form S-8 dated June 12, 1992. Registration No. 33-48547)

10.36	Stock Option Agreement dated March 9, 1993 between Louis L. Borick and the Registrant (Incorporated by Reference to Exhibit 28.2 to Registrant’s Form S-8 filed June 10, 1993. Registration No. 33-64088)

10.39	Chief Executive Officer Annual Incentive Program dated May 9, 1994 between Louis L. Borick and the Registrant (Incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.)

10.42	2003 Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit 99.1 to Registrant’s Form S-8 dated July 28, 2003. Registration No. 333-107380)

10.43	Executive Employment Agreement dated January 1, 2005 between Steven J. Borick and the registrant (Incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended December 25, 2005. Filed herewith).

10.44	Executive Annual Incentive Plan dated January 1, 2005 between Steven J. Borick and the registrant (Incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for the year ended December 25, 2005. Filed herewith).

11	Computation of Earnings Per Share (contained in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this 2006 Annual Report on Form 10-K.)

14	Code of Business Conduct and Ethics (posted on the Registrant’s Internet Website pursuant to Regulation S-K, item 406 (c)(2).)

18	Preferability Letter from PricewaterhouseCoopers LLP, our Independent Registered Public Accounting Firm (filed herewith)

21	List of Subsidiaries of the Company (filed herewith)

23	Consent of PricewaterhouseCoopers LLP, our Independent Registered Public Accounting Firm (filed herewith)

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Steven J. Borick, President and Chief Executive Officer, and R. Jeffery Ornstein, Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT OF FORM 10-K
Schedule II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands)

FOR THE YEAR ENDED DECEMBER 31, 2003:
DOUBTFUL ACCOUNTS	$587
ADD (DEDUCT):
PROVISION	—
RECOVERIES	2
ACCOUNTS WRITTEN OFF	(30)

BALANCE AT DECEMBER 31, 2003		$559

FOR THE YEAR ENDED DECEMBER 31, 2004:
DOUBTFUL ACCOUNTS	$559
ADD (DEDUCT):
PROVISION	2,904
RECOVERIES	4
ACCOUNTS WRITTEN OFF	(83)

BALANCE AT DECEMBER 31, 2004		$3,384

FOR THE YEAR ENDED DECEMBER 31, 2005:
DOUBTFUL ACCOUNTS	$3,384
ADD (DEDUCT):
PROVISION	644
RECOVERIES	—
ACCOUNTS WRITTEN OFF(1)	(2,028)

BALANCE AT DECEMBER 31, 2005		$2,000

(1)	Amounts primarily related to Tower Automotive bankruptcy.

S-1

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT OF FORM 10-K
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

By	/s/ Steven J. Borick	March 27, 2006

STEVEN J. BORICK
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Louis L. Borick	Chairman of the Board and Director	March 27, 2006
Louis L. Borick

/s/ Steven J. Borick	President and CEO	March 27, 2006
Steven J. Borick	(Principal Executive Officer)

/s/ R. Jeffrey Ornstein R. Jeffrey Ornstein	Vice President and CFO and Director (Principal Financial Officer)	March 27, 2006

/s/ Emil J. Fanelli Emil J. Fanelli	Vice President and Corporate Controller (Chief Accounting Officer)	March 27, 2006

/s/ Sheldon I. Ausman	Director	March 27, 2006
Sheldon I. Ausman

/s/ Raymond C. Brown	Director	March 27, 2006
Raymond C. Brown

/s/ Philip W. Colburn Philip W. Colburn	Director	March 27, 2006

/s/ V. Bond Evans V. Bond Evans	Director	March 27, 2006

/s/ Michael J. Joyce Michael J. Joyce	Director	March 27, 2006

/s/ Jack H. Parkinson	Director	March 27, 2006
Jack H. Parkinson