Form 10-Q
period 2006-03-26
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2006-05-10
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 26, 2006
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
     Large Accelerated Filer ☐           Accelerated Filer ☒           Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding at May 5, 2006
$0.50 Par Value	26,610,191

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Superior Industries International, Inc.
Consolidated Condensed Statements of Operations
(Thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
NET SALES	$183,525	$202,144
Cost of sales	179,302	184,935

GROSS PROFIT	4,223	17,209

Selling, general, and administrative expenses	5,395	5,058

INCOME (LOSS) FROM OPERATIONS	(1,172)	12,151

Equity in earnings of joint ventures	493	1,402
Interest income, net	1,488	1,125
Other income (expense), net	9	(59)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	818	14,619

Income tax benefit (provision)	618	(3,646)

INCOME FROM CONTINUING OPERATIONS	1,436	10,973

Loss from discontinued operations, net of taxes	(326)	(2,307)

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,110	8,666

Cumulative effect of accounting change, net of taxes	—	1,225

NET INCOME	$1,110	$9,891

EARNINGS (LOSS) PER SHARE – BASIC:
Income from continuing operations	$0.05	$0.41
Loss from discontinued operations	(0.01)	(0.09)
Cumulative effect of accounting change	—	0.05

Net income	$0.04	$0.37

EARNINGS (LOSS) PER SHARE – DILUTED:

Income from continuing operations	$0.05	$0.41
Loss from discontinued operations	(0.01)	(0.09)
Cumulative effect of accounting change	—	0.05

Net income	$0.04	$0.37

DIVIDENDS DECLARED PER SHARE	$0.160	$0.155

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Balance Sheets
(Thousands of dollars, except per share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,571	$48,824
Short-term investments	48,262	58,525
Accounts receivable, net	135,652	135,501
Inventories, net	109,245	107,726
Deferred income taxes	2,824	2,585
Prepaid expenses	8,604	6,579
Assets of operations held for sale	9,901	—

Total current assets	371,059	359,740

Property, plant and equipment, net	299,016	292,289
Investments	51,484	59,572
Other assets	7,565	7,878
Non current assets of operations held for sale	7,922	—

Total assets	$737,046	$719,479

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,165	$53,527
Accrued expenses	39,613	39,401
Income taxes payable	16,570	17,706
Liabilities of operations held for sale	11,823	—

Total current liabilities	132,171	110,634

Executive retirement liabilities	18,875	18,747
Deferred income taxes	12,364	11,950
Commitments and contingent liabilities (see Note 15)	—	—
Shareholders’ equity
Preferred stock, $25.00 par value
Authorized – 1,000,000 shares
Issued – none	—	—
Common stock, $0.50 par value
Authorized – 100,000,000 shares
Issued and outstanding – 26,610,191 shares
(26,610,191 shares at December 31, 2005)	13,305	13,305
Additional paid-in-capital	23,646	22,996
Accumulated other comprehensive loss	(42,725)	(40,717)
Retained earnings	579,410	582,564

Total shareholders’ equity	573,636	578,148

Total liabilities and shareholders’ equity	$737,046	$719,479

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Statements of Cash Flows
(Thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
NET CASH PROVIDED BY OPERATING ACTIVITIES	$19,249	$13,317

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of marketable securities	58,526	16,727
Purchases of marketable securities	(38,496)	(51,421)
Additions to property, plant and equipment	(27,268)	(17,472)

NET CASH USED IN INVESTING ACTIVITIES	(7,238)	(52,166)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid	(4,264)	(4,127)
Repurchases of common stock	—	(127)
Stock options exercised	—	127

NET CASH USED IN FINANCING ACTIVITIES	(4,264)	(4,127)

Net increase (decrease) in cash and cash equivalents	7,747	(42,976)

Cash and cash equivalents at the beginning of the period	48,824	91,344

Cash and cash equivalents at the end of the period	$56,571	$48,368

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Statement of Shareholders’ Equity
(Thousands of dollars, except per share data)
(Unaudited)

				Accumulated
	Common Stock			Other
	Number of		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
BALANCE AT
DECEMBER 31, 2005	26,610,191	$13,305	$22,996	$(40,717)	$582,564	$578,148

Comprehensive Income:

Net income	—	—	—	—	1,110	1,110
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	—	—	—	(1,886)	—	(1,886)
Minimum pension liability adjustment	—	—	—	(606)	—	(606)
Unrealized gain (loss) on:
Forward foreign currency contracts	—	—	—	(21)	—	(21)
Marketable securities	—	—	—	505	—	505

Total comprehensive loss (a)	—	—	—	—	—	(898)

Stock-based compensation expense			650			650
Cash dividends declared ($0.16 per share)	—	—	—	—	(4,264)	(4,264)

BALANCE AT
MARCH 31, 2006	26,610,191	$13,305	$23,646	$(42,725)	$579,410	$573,636

(a)	Comprehensive income, net of tax, was $9,571,000 for the three months ended March 31, 2005, which included: net income of $9,891,000, foreign currency translation adjustment income of $55,000, forward foreign currency contract loss of $(484,000), an unrealized loss on pension of $(121,000) and an unrealized gain on marketable securities of $230,000.
See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
March 31, 2006
(Unaudited)
Note 1 – Nature of Operations
Headquartered in Van Nuys, California, the principal business of Superior Industries International, Inc. (referred to herein as the “company” or in the first person notation “we,” “us” and “our”) is the design and manufacture of aluminum road wheels for sale to Original Equipment Manufacturers (OEM). We are one of the largest suppliers of cast and forged aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary. Customers in North America represent the principal market for our products, with approximately 13 percent of our products being sold to international customers.
Ford Motor Company (Ford), General Motors Corporation (GM) and DaimlerChrysler AG (DaimlerChrysler) together represented approximately 84 percent of our total sales through the first three months of 2006 and 85 percent of annual sales in 2005. The loss of all or a substantial portion of our sales to Ford, GM or DaimlerChrysler would have a significant adverse impact on our financial results, unless the lost volume could be replaced. This risk is partially mitigated over the short-term due to the long-term relationships we have with our customers, including multi-year purchase orders related to approximately 157 different wheel programs. However, intense global competitive pricing pressure makes it increasingly difficult to maintain these contractual arrangements and there can be no guarantee that we will be able to enter into similar arrangements in the future. The ultimate outcome of these pricing pressures is not known at this time and we expect this trend to continue into the future. Including our 50 percent owned joint venture in Europe, we also manufacture aluminum wheels for Audi, BMW, Isuzu, Jaguar, Land Rover, Mazda, MG Rover, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen.
The availability and demand for aluminum wheels and components are subject to unpredictable factors, such as changes in the general economy, the automobile industry, gasoline prices and consumer interest rates. The raw materials used in producing our products are readily available and are obtained through numerous suppliers with whom we have established trade relations.
In 1999, our aluminum suspension component business began to manufacture aluminum suspension and related underbody components using the licensed CobapressTM technology. Through 2005, we had made a significant investment in this business and had incurred significant losses since inception. Due to the intense competition in the global automotive industry, the decision was made in the fourth quarter of 2005 to focus all of our resources on our core aluminum wheel business. Accordingly an asset impairment charge against earnings totaling $34.0 million (pretax) was recorded in the fourth quarter of 2005 when we estimated that the future undiscounted cash flows of our aluminum suspension components business would not be sufficient to recover the carrying value of our long-lived assets attributable to that business.
On January 9, 2006, our Board of Directors approved management’s plan to dispose of the aluminium suspension components business before the end of 2006 and authorized us to engage an investment banker and/or other advisors to explore options for the sale of this business. This decision was made due to the intense competition in the global automotive wheel industry, which will require us to focus all of our resources on our core aluminum wheel business. Accordingly, the assets and liabilities of the components business are classified as held-for-sale as of March 31, 2006 and the results of operations of this business are presented in discontinued operations in our consolidated condensed statements of operations for all periods presented. See Note 16 – Discontinued Operations for further discussion of the aluminum suspension components business.
Note 2 – Presentation of Consolidated Condensed Financial Statements
During interim periods, we follow the accounting policies set forth in our 2005 Annual Report on Form 10-K and apply appropriate interim financial reporting standards for a fair statement of our operating results and financial position in conformity with accounting principles generally accepted in the United States of America, as indicated below. Users of financial information produced for interim periods in 2006 are encouraged to read this Quarterly Report on Form 10-Q in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (SEC) in our 2005 Annual Report on Form 10-K.
Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and, therefore, have not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and for options granted subsequent to January 1, 2006 in accordance with the provisions of SFAS No. 123R. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with the intrinsic value method that followed the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and we provided proforma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to our stock-based compensation. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in our adoption of SFAS 123R. See Note 3 to the consolidated condensed financial statements for a further discussion on stock-based compensation.
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
Our fiscal quarters are the 13-week periods ending on the last Sunday of the calendar months March, June, September and December. The fiscal first quarter of 2006 comprises the 13-week period ended on March 26, 2006. The fiscal first quarter 2005 comprises the 13-week period ended on March 27, 2005. For convenience of presentation in these consolidated condensed financial statements, all fiscal quarters are shown to end as of March 31 and all fiscal years are shown to end as of December 31. The differences between actual fiscal quarters and the periods shown in this report are not material.
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of i) the consolidated condensed statements of operations for the three months ended March 31, 2006 and 2005, ii) the consolidated condensed balance sheets at March 31, 2006 and December 31, 2005, iii) the consolidated condensed statements of cash flows for the three months ended March 31, 2006 and 2005, and iv) the consolidated condensed statement of shareholders’ equity for the three months ended March 31, 2006. Certain prior year amounts have been reclassified to conform to the 2006 financial statement presentation due to the reporting of discontinued operations.
Note 3 – Stock-Based Compensation
We have stock option plans that authorize us to issue incentive and non-qualified stock options to our directors, officers and key employees totaling up to 7.2 million shares of common stock. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options. At March 31, 2006, there were 1.7 million shares available for future grants under these plans. Options are generally granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant. Options granted generally vest ratably over a four year period. Prior to January 1, 2006, we provided proforma disclosure amounts in accordance with SFAS 148, as if the fair value method defined by SFAS 123 had been applied to our stock-based compensation.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and, therefore, have not restated prior periods’ results. Under this transition method, stock-based compensation expense for the first quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and for options granted subsequent to January 1, 2006 in accordance with the provisions of SFAS No. 123R. We recognize these compensation costs net of a forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. We estimated the forfeiture rate for the first quarter of 2006 based on our historical experience during the preceding six fiscal years.
As a result of adopting SFAS 123R, the impact on the consolidated condensed financial statements for the three months ended March 31, 2006 to income from continuing operations before income taxes and net income was to reduce those amounts by $650,000 and $509,000, respectively, than would have been reported had we continued to account for stock-based compensation under APB 25. The impact of adoption on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.02 per share. In addition, prior to the adoption of SFAS 123R, we presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. There were no stock options exercised in the first quarter of 2006. We received cash of $127,000 from stock options exercised in the first quarter of 2005.
The table below reflects the proforma net earnings and basic and diluted net earnings per share for the first quarter of 2005, had we applied the fair value recognition provisions of SFAS 123:

(In thousands, expect per share amounts)	Three Months Ended
March 31,
2005
Reported net income	$9,891
Stock-based compensation expense included in reported net income, net of tax	—
Stock-based compensation expense determined under fair value method for all awards, net of tax	(3,989)

Proforma net income	$5,902

Earnings per share:
Basic and diluted – as reported	$0.37

Basic and diluted – proforma	$0.22

The fair value of stock option grants in 2006 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

		Proforma
	2006	2005
Expected dividend yield (a)	3.29%	2.48%
Expected stock price volatility (b)	31.40%	31.72%
Risk-free rate (c)	4.71%	4.45%
Expected life of options in years (d)	7.48	7.79
Weighted-average grant-date fair value of options granted during the period	$6.60	$8.06
(a)	Our current intention is to pay cash dividends of $0.16 per share each quarter on our common stock.
(b)	Expected volatility is based on the historical volatility of our stock price, over the expected life of the option.
(c)	The risk-free rate is based upon the rate on a U.S. Treasury bill for the period representing the average remaining contractual life of all options in effect at the time of the grant.
(d)	The expected term of the option is based on historical employee exercise behavior, the vesting terms of the respective option and a contractual life of ten years.
The following table summarizes stock option activity pursuant to our stock option plans for the first quarter of 2006:

		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Outstanding	Price	In Years	Value
Balance at December 31, 2005	2,367,255	$30.28
Granted	120,000	21.97
Exercised	—	—
Cancelled	(34,438)	30.74

Balance at March 31, 2006	2,452,817	$29.87	6.62	$—

Options vested or expected to vest	2,436,350	$29.83	6.62	$—

Exercisable at March 31, 2006	1,980,972	$28.74	6.23	$—

The aggregate intrinsic value represents the total pretax difference between the closing stock price on the last trading day of the reporting period and the option exercise price, multiplied by the number of in-the-money options. This is the amount that would have been received by the option holders had they exercised their options on that day. This amount varies based on changes in the fair market value of our common stock. The closing price of our common stock on the last day of the quarter was $19.57, which was below the exercise price of all outstanding stock options. Accordingly, there was no intrinsic value as of that date.
As of March 31, 2006, there was $4.6 million of unrecognized stock-based compensation expense related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.28 years.
For the three months ended March 31, 2006, stock-based compensation expense related to stock option plans under SFAS 123R was allocated as follows:

(In thousands, expect per share amounts)	Three Months Ended
March 31,
2006
Cost of sales	$145
Selling, general and administrative expenses	505

Stock-based compensation expense before income taxes	650
Income tax benefit	(141)

Total stock-based compensation expense after income taxes	$509

Basic and diluted earnings per share	$0.02

Note 4 — New Accounting Standards
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal,” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. The new standard shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this new accounting standard did not have a material impact on our financial position or results of operations.
Note 5 – Business Segments
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” directs companies to use the “management approach” for segment reporting. This approach reflects management’s aggregation of business segments and is consistent with how the company and its key decision-makers assess operating performance, make operating decisions, and allocate resources. This approach also considers the existence of managers responsible for each business segment and how information is presented to the company’s Board of Directors. Historically, we had aggregated the automotive wheels and the components operations into one reportable segment based on the aggregation criteria included in SFAS No. 131, including the expectation that the long-term financial performance and economic characteristics of the components segment would be similar to the automotive wheels segment. In late 2005, we concluded that the components segment would not achieve the expected long-term financial performance initially contemplated and we, therefore, disaggregated the components operating segment on the basis of dissimilar long-term economic characteristics. On January 9, 2006, our Board of Directors approved management’s plan to dispose of the aluminium suspension components business before the end of 2006 and authorized us to engage an investment banker and/or other advisors to explore options for the sale of this business. This decision was made due to the intense competition in the global automotive wheel industry, which will require us to focus all of our resources on our core aluminum wheel business. Accordingly, in the first quarter of 2006, the assets and liabilities of the components segment are classified as held-for-sale in the consolidated condensed balance sheet and the results of operations for the components segment is classified as discontinued operations in our consolidated condensed statement of operations. SFAS No. 131 does not require disclosure of financial information for discontinued operations and we, therefore, have only one reportable operating segment – automotive wheels.

Net sales and net property, plant and equipment by geographic area are summarized below.

(Thousands of dollars)	Three Months Ended
	March 31,
	2006	2005
Net sales:
U.S.	$144,332	$154,439
Mexico	39,193	47,705

Consolidated net sales	$183,525	$202,144

	March 31,	December 31,
	2006	2005
Property, plant and equipment, net:
U.S.	$159,877	$170,064
Mexico	139,139	122,225

Consolidated property, plant and equipment, net	$299,016	$292,289

Note 6 — Revenue Recognition
Sales of products and any related costs are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Program development revenues, which represents wheels and suspension component internal development expenses and initial tooling that are reimbursed by our customers, are recognized as such related costs and expenses are incurred and recoverability is probable, generally upon receipt of a customer purchase order. Net sales include wheel program development revenues of $5.4 million and $3.9 million for the three months ended March 31, 2006 and 2005, respectively.
Note 7 – Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for the period. For purposes of calculating diluted earnings (loss) per share, net income (loss) is divided by the total of the weighted average shares outstanding plus the dilutive effect of our outstanding stock options under the treasury stock method (“common stock equivalents”). Summarized below are the weighted average number of common shares outstanding for basic earnings (loss) per share, the common stock equivalents outstanding and the total of the weighted average shares outstanding plus the dilutive effect of outstanding stock options for diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2006	2005
Weighted average shares outstanding — basic	26,610,191	26,624,556
Weighted average dilutive stock options	2,898	17,766

Weighted average shares outstanding-dilutive	26,613,089	26,642,322

The following potential shares of common stock were excluded from the diluted earnings per share calculations because the exercise price of the options exceeded the average market price during the respective periods and would have been anti-dilutive: for the three months ended March 31, 2006, options to purchase 2,410,087 shares at prices ranging from $21.97 to $42.87 per share; for the three months ended March 31, 2005, options to purchase 1,323,000 shares at prices ranging from $26.63 to $42.87 per share.
Note 8 – Income Taxes
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
We have a reserve for taxes (included in income taxes payable) that may become payable as a result of audits in future periods with respect to previously filed tax returns. It is our policy to establish reserves for taxes that are probable and may become payable in future years as a result of an examination by taxing authorities. We established the reserves based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense on adjustments to temporary tax differences. The tax reserves are analyzed at least annually, and adjustments are made as events occur to warrant adjustment to the reserve. For example, if the statutory period for assessing taxes on a given tax return lapses, the reserve associated with that period will be reduced. In addition, the reserve will be increased based on current calculations for additional exposures identified. Similarly, if tax authorities provide administrative guidance or a decision is rendered in the courts, appropriate adjustments will be made to the tax reserve.
The income tax benefit on income from continuing operations for the three-month period ended March 31, 2006 was $0.6 million, or 75.6 percent, compared to an income tax provision of $3.6 million, or 24.9 percent, in the same period a year ago. The current period tax benefit on income from continuing operations included a tax provision of $0.3 million at an effective tax rate of 36.2 percent and a discrete item related to a reduction in previously estimated tax reserves totaling $0.9 million, due to the expiration of a tax statute of limitation. The major factors impacting the higher effective tax rate of 36.2 percent before the discrete item in the first quarter of 2006 compared to 2005 were a decrease in federal tax credits, increase in state taxes, and changes in permanent tax differences in relation to a lower estimated pretax earnings for the current year.

	Three Months Ended March 31,
	2006	2005
Statutory rate	35.0%	35.0%
State tax provision, net of federal benefits	5.4	(0.8)
Permanent differences	(4.9)	(6.9)
Federal and other tax credits	(0.9)	(2.2)
Foreign income, taxed at rates other than the statutory rate	(6.0)	(0.2)
Change in contingency reserves	7.6	—

Effective income tax rate from continuing operations, before discrete items	36.2%	24.9%
Reduction of tax contingency reserve	(111.8)	—

Effective income tax rate from continuing operations	(75.6)%	24.9%

Note 9 – 50-Percent Owned Joint Venture
Included below are summary statements of operations for Suoftec Light Metal Products, Ltd. (Suoftec), our 50-percent owned joint venture in Hungary, which manufactures cast and forged aluminum wheels principally for the European automobile industry. Being 50-percent owned and non-controlled, Suoftec is not consolidated, but accounted for using the equity method. The elimination of intercompany profits in inventory reduced our share of the joint venture’s net income to $0.5 million and $1.4 million in 2006 and 2005, respectively.
In 2005, we aligned the accounting period for our Suoftec 50-percent owned joint venture with the fiscal year period reported by our other operations. Our share of the joint venture’s net income was previously recorded one month in arrears. The impact of this change in accounting principle added $1.2 million, or $0.05 per diluted share, to our net income in the first quarter of 2005, representing our share of Suoftec’s earnings for the month of December 2004. Additionally, our share of the joint venture’s operating results for all interim periods in 2005 have been adjusted to be comparable with this change in accounting principle effective in the first quarter of 2005.

(Thousands of dollars)

	Three Months Ended
	March 31,
	2006	2005
Net sales	$29,181	$27,022
Gross profit	$2,540	$4,465
Net income	$1,585	$3,200
Superior’s share of net income	$793	$1,600
Note 10 — Cash and Short-Term Investments
(Thousands of dollars)

	March 31,	December 31,
	2006	2005
Cash and cash equivalents	$56,571	$48,824
Short-term investments	$48,262	$58,525
During the three-month period ended March 31, 2006, we purchased $38.4 million of short-term investments, sold $58.5 million of short-term investments, and reclassified to short-term from long-term investments, $9.8 million representing a corporate debt security maturing within twelve months, for a net decrease of $10.3 million. Short-term investments include high-grade interest bearing debt securities that are classified as held-to-maturity, which are carried at cost. We do not hold securities for speculation or trading purposes.
Note 11 – Accounts Receivable
(Thousands of dollars)

	March 31,	December 31,
	2006	2005
Trade receivables	$120,861	$120,646
Wheel program development receivables	8,385	6,842
Other receivables	8,159	10,013

	137,405	137,501
Allowance for doubtful accounts	(1,753)	(2,000)

	$135,652	$135,501

Note 12 – Inventories
(Thousands of dollars)

	March 31,	December 31,
	2006	2005
Raw materials	$18,918	$26,513
Work in process	26,318	24,590
Finished goods	64,009	56,623

	$109,245	$107,726

Inventories, which include material, labor and factory overhead, are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method of valuation.

Note 13 – Property, Plant and Equipment
(Thousands of dollars)

	March 31,	December 31,
	2006	2005
Land and buildings	$73,684	$76,578
Machinery and equipment	465,636	473,962
Leasehold improvements and others	13,755	12,506
Construction in progress	87,803	74,574

	640,878	637,620
Accumulated depreciation	(341,862)	(345,331)

	$299,016	$292,289

Depreciation expense was $10.5 million, including depreciation expense included in discontinued operations related to the components business of $0.3 million, and $10.7 million for the three months ended March 31, 2006 and 2005, respectively. Depreciation expense for the first quarter of 2006 includes accelerated depreciation of $0.9 million resulting from a change in the estimated useful lives in the fourth quarter of 2005 of certain machinery and equipment in the Van Nuys facility due to our decision to reduce production in this facility.
Note 14 – Retirement Plans
We have an unfunded supplemental executive retirement plan covering our directors, officers, and other key members of management. We purchase life insurance policies on each of the participants to provide for future liabilities. Subject to certain vesting requirements, the plan provides for a benefit based on the final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. For the three months ended March 31, 2006, approximately $133,000 of contributions have been made to this plan. We presently anticipate contributing a total of $531,000 to this retirement plan for 2006.
(Thousands of dollars)

	Three Months Ended
	March 31,
	2006	2005
Service cost	$197	$183
Interest cost	222	227
Net amortization	72	40

Net periodic pension cost	$491	$450

Note 15 – Commitments and Contingencies
We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, we believe all such matters are adequately provided for, covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position. For additional information concerning contingencies, risks and uncertainties, see Note 17 – Risk Management.
Note 16 – Discontinued Operations
Through 2005, we had made a significant investment in the aluminum suspension components business and had incurred significant losses since inception. Our plan was to improve profitability by increasing sales to our OEM customers and by improving our production capabilities. However, following the launch of a major program in the second half of 2005 and updating our long-range forecasts for this business, it became apparent that we would not be able to recover our investment in this business. Accordingly, in the fourth quarter of 2005, we recorded a pretax impairment charge of $34.0 million in our components segment to reduce to their respective fair values, the carrying value of its assets, which were classified as held-and-used as of December 31, 2005.

On January 9, 2006, our Board of Directors approved management’s plan to dispose of the aluminium suspension components business before the end of 2006 and authorized us to engage an investment banker and/or other advisors to explore options for the sale of this business. This decision was made due to the intense competition in the global automotive wheel industry, which will require us to focus all of our resources on our core aluminum wheel business. Accordingly, in the first quarter of 2006, the assets and liabilities of the components segment are classified as held-for-sale and the results of operations of this business are presented in discontinued operations in our consolidated condensed statements of operations for all periods presented.
Selected financial information for the components business included in discontinued operations in the consolidated condensed statement of operations:

	Three Months Ended
	March 31,
	2006	2005
Net sales	$13,036	$9,771

Loss from operations	$(509)	$(3,055)
Income tax benefit	183	748

Discontinued operations, net of tax	$(326)	$(2,307)

The major classes of the assets and liabilities of operations held for sale in the consolidated condensed balance sheet are:

March 31,
2006
Assets:
Accounts receivables, net	$6,395
Inventories, net	3,405
Prepaid and other current assets	101

Total current assets of operations held for sale	9,901

Property, plant and equipment, net	7,628
Other assets	294

Total non current assets of operations held for sale	7,922

Total assets of operations held for sale	$17,823

Liabilities:
Accounts payable	$10,236
Accrued expenses and other current liabilities	1,587

Total liabilities of operations held for sale	$11,823

Note 17 – Risk Management
We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products.
We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies – the Mexican Peso and the Euro. The net change in the value of the Mexican Peso and Euro relative to the U.S. dollar for the first three months of 2006 was not significant. Foreign currency transaction gains and losses, which are included in other income (expense) in the consolidated condensed statements of operations, have not been material.
Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations from foreign denominated receivables, payables or purchase obligations. At March 31, 2006, we held open foreign currency Euro forward contracts totaling $2.9 million, with an unrealized loss of $(0.2) million. At December 31, 2005, we held open foreign currency Euro forward contracts totaling $10.7 million, with an unrealized loss of $(0.2) million. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percentage changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by a similar percentage of the current market value. We do not have similar derivative instruments for the Mexican Peso.
When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas over the next two years. The contract value and fair value of these purchase commitments approximated $11 million and $14 million, respectively, at March 31, 2006. Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Operating results in the first quarter continue to be impacted by lower production levels at our major customers. Overall production of passenger cars and light trucks in the first quarter was reported as being up approximately 1 percent over the same period a year ago. However, production of the specific vehicles using our wheels was down approximately 10 percent, compared to a 13 percent decline for our unit shipments. Accordingly, our results were again impacted by low capacity utilization in our U.S. wheel plants, as well as in our low-cost and highly efficient Mexican facilities. We are in the process of reviewing and evaluating additional measures to reduce this low capacity utilization issue. In light of the additional capacity coming on line over the next twelve months in our new facility in Mexico, if North American production of passenger cars and light trucks continues to decrease, it is possible that we will be unable to recover the full value of certain production assets in our U.S. plants. Other factors impacting our gross profit were a shift in mix to lower profit margin wheels, preproduction costs of our new wheel plant in Mexico and higher utility costs.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and, therefore, have not restated prior periods’ results. Under this transition method, stock-based compensation expense for the first quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and for options granted subsequent to January 1, 2006 in accordance with the provisions of SFAS No. 123R. We recognize these compensation costs net of a forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. See Note 3 to the consolidated condensed financial statements for a further discussion on stock-based compensation.
Results of Operations
(Thousands of dollars, except per share amounts)

Selected data for the three months ended March 31,	2006	2005
Net sales	$183,525	$202,144
Gross profit	$4,223	$17,209
Percentage of net sales	2.3%	8.5%
Income (loss) from operations	$(1,172)	$12,151
Percentage of net sales	-0.6%	6.0%
Income from continuing operations	$1,436	$10,973
Percentage of net sales	0.8%	5.4%
Diluted earnings per share	$0.04	$0.37
Consolidated revenues in the first quarter of 2006 decreased $18.6 million, or 9.2 percent, to $183.5 million from $202.1 million in the same period a year ago. Excluding wheel program development revenues, which totaled $5.4 million in 2006 and $3.9 million in the first quarter of 2005, wheel sales decreased $20.1 million, or 10.1 percent, to $178.2 million from $198.3 million in the first quarter a year ago, as our wheel shipments decreased by 13.0 percent. The average selling price of our wheels increased 3.3 percent in the current quarter, as the pass-through price of aluminum increased the average selling price by approximately 4.1 percent.
According to Automotive News, an industry publication, overall North American production of light trucks and passenger cars during the first quarter of 2006 increased 1.1 percent, compared to our 13.0 percent decrease in aluminum wheel shipments. However, production of the specific light trucks and passenger cars using our wheel programs decreased approximately 10 percent, compared to our 13.0 percentage decrease in unit shipments. The principal wheel platform decreases in the current period compared to a year ago were in GM’s Malibu, GMT800 and the Denali/Escalade platforms, Ford’s Expedition, Explorer and F Series vehicles, and DaimlerChrysler’s Jeep Grand Cherokee. The principal wheel platform increases in the current period compared to a year ago were in GM’s Trail Blazer, Ford’s Taurus and Grand Marquis and DaimlerChrysler’s Dodge Magnum. Shipments to Ford increased to 36.4 percent of total OEM unit shipments from 35.7 percent a year ago, while GM decreased to 32.7 percent from 38.3 percent in 2005, and DaimlerChrysler increased slightly to 16.7 percent from 16.5 percent a year ago. Shipments to International customers increased to 14.2 percent from 9.6 percent a year ago, due principally to increased shipments of Nissan’s Altima, and Xterra/Frontier platforms.
Consolidated gross profit decreased $13.0 million for the quarter to $4.2 million, or 2.3 percent of net sales, compared to $17.2 million, or 8.5 percent of net sales, for the same period a year ago. The principal reasons for the declines in gross profit were the 13 percent decrease in unit shipments and the resulting similar decrease in production. Additionally, erratic customer ordering patterns that change weekly, if not more often, make it very difficult to plan production and staff facilities, which can lead to higher costs due to the required use of overtime. In this type of environment, it is extremely difficult to reduce costs while attempting to maintain a stable, experienced work force able to react to sudden changes in production requirements. Due to this situation, most of our plants scheduled reduced work weeks or at least one additional full week shutdown during the current quarter. Accordingly, gross profit was impacted by lower profit margins in many of our plants, due to plant utilization rates falling well below historical levels, which resulted in our inability to absorb fixed costs. Other factors impacting our gross profit were a shift in mix to lower profit margin wheels, preproduction costs of our new wheel plant in Mexico and higher utility costs.
We are continuing to implement action plans to improve operational performance and mitigate the impact of the severe pricing environment in which we now operate. We must emphasize, however, that while we continue to reduce costs through process automation and identification of industry best practices, the curve of customer price reductions may continue to be steeper than our progress on these cost reductions for an indefinite period of time, due to the slow and methodical nature of these cost reduction programs. In addition, energy costs are increasing and fixed price commodity contracts that will expire in the near future expose us to higher costs that cannot be immediately recouped in selling prices. The impact of these factors on our future financial position and results of operations will be negative, to an extent that cannot be predicted, and we may not be able to implement sufficient cost saving strategies to mitigate any future impact.
Selling, general and administrative expenses for the first quarter of 2006 were $5.4 million, or 2.9 percent of net sales, compared to $5.1 million in the same period in 2005, or 2.5 percent of net sales. In accordance with a recent accounting rule change related to stock options, as of the beginning of 2006, we began recording stock-based compensation expense related to our outstanding unvested stock options. Previously, the proforma impact of stock-based compensation expense was included in a footnote to our interim and annual financial statements. The impact on selling, general and administrative expenses in the first quarter of 2006 was $0.5 million. See Note 3 - Stock-Based Compensation of this Quarterly Report on Form 10-Q for further discussion of this change and the proforma impact on the prior year.
Equity in earnings of joint ventures is represented principally by our share of the equity earnings of our 50-percent owned joint venture in Hungary. In 2005, we aligned the accounting period for our Suoftec 50-percent owned joint venture with the fiscal year period reported by our other operations. Our share of the joint venture’s net income was previously recorded one month in arrears. The impact of this change in accounting principle added $1.2 million, or $0.05 per diluted share, to our net income in the first quarter of 2005, representing our share of Suoftec’s earnings for the month of December 2004. Additionally, our share of the joint venture’s operating results for all interim periods in 2005 have been adjusted to be comparable with this change in accounting principle effective in the first quarter of 2005. Our share of the joint venture’s net income, net of an adjustment for intercompany profit elimination, totaled $0.5 million in the first quarter of 2006 compared to $1.4 million in 2005. The principal reason for the lower profitability in the current period was the timing of selling price adjustments for the change in aluminum cost increases. This operation was also affected by the same factors that impacted our performance in the North American market, including pricing pressures, lower volumes, and reduced capacity utilization, following an expansion of the cast operation, in order to meet the expected increase in demand of the European aluminum wheel market, which did not materialize. See Note 9 – 50-Percent Owned Joint Venture of this Quarterly Report on Form 10-Q for additional information regarding the Suoftec joint venture.

Interest income for the first quarter increased to $1.5 million from $1.1 million a year ago. The increased interest income in 2006 was due primarily to an increase in the average interest rate on cash invested.
The effective tax rate on the consolidated income from continuing operations before taxes of $0.8 million was a benefit of 75.6 percent, or $0.6 million, compared to a tax provision of 24.9 percent in the same period a year ago. The tax benefit in the current period included a tax provision of $0.3 million at an effective tax rate of 36.2 percent, which was offset by a net reduction of tax reserves totaling $0.9 million, due to the expiration of a tax statute of limitation. Accounting judgment is required when reserving for probable disallowance of identified tax exposures. Accounting rules dictate that general reserves are not allowed and that changed substantive facts or specific events must exist to change reserve amounts. The resolution of an audit by taxing authorities or the expiration of a statute of limitations governs when a reserve is no longer required for a given purpose. The principal reasons for the increase in the 2006 expected annual effective tax rate, before discrete items, to 36.2 percent from the 24.9 percent a year ago were due to a decrease in federal tax credits, increase in state taxes and changes in permanent tax differences resulting from a lower estimated pretax earnings in the current year.
As a result of the above, income from continuing operations for the quarter was $1.4 million compared to $11.0 million last year. Diluted earnings per share for continuing operations in the first quarter of 2006 was $0.05 compared to $0.41 per diluted share in the same period a year ago.
Through 2005, we had made a significant investment in the aluminum suspension components business and had incurred significant losses since inception. Our plan was to improve profitability by increasing sales to our OEM customers and by improving our production capabilities. However, following the launch of a major program in the second half of 2005 and updating our long-range forecasts for this business, it became apparent that we would not be able to recover our investment in this business. Accordingly, in the fourth quarter of 2005, we recorded a pretax impairment charge of $34.0 million in our aluminum suspension components business to reduce to their respective fair values, the carrying value of its assets, which were classified as held-and-used as of December 31, 2005.
On January 9, 2006, our Board of Directors approved management’s plan to dispose of the aluminium suspension components business before the end of 2006 and authorized us to engage an investment banker and/or other advisors to explore options for the sale of this business. This decision was made due to the intense competition in the global automotive wheel industry, which will require us to focus all of our resources on our core aluminum wheel business. Accordingly, in the first quarter of 2006, the assets and liabilities of the components business are classified as held-for-sale and the results of operations of this business are presented as discontinued operations in our consolidated statements of operations for all periods presented. Accordingly, discontinued operations for the first quarter of 2006 was a loss of $0.3 million, or $(0.01) per diluted share, compared to a loss of $2.3 million, or $(0.09) per diluted share.
As indicated above in the discussion of equity in earnings of joint ventures, the cumulative effect of the change in accounting in the first quarter of 2005 related to the elimination of the one-month lag period for recording our share of the Suoftec joint venture’s net income equated to $1.2 million, or $0.05 per diluted share.
The resulting net income for the first quarter of 2006 was $1.1 million, or $0.04 per diluted share, compared to net income of $9.9 million, or $0.37 per diluted share.
Financial Condition, Liquidity and Capital Resources
Our sources of liquidity include cash and short-term investments, net cash provided by operating activities and other external sources of funds. Working capital and the current ratio were $238.9 million and 2.8:1, respectively, at March 31, 2006 versus $249.1 million and 3.3:1 at December 31, 2005. We have no long-term debt. As of March 31, 2006, our cash and short-term investments totaled $104.8 million compared to $107.3 million at December 31, 2005 and $111.4 million at March 31, 2005. The decrease in cash and short-term investments since March 31, 2005 was due principally to our funding a higher level of capital expenditures, primarily for our new state-of-the-art wheel facility being constructed in Chihuahua, Mexico. All working capital requirements, funds required for investing activities, cash dividend payments and repurchases of our common stock are funded from internally generated funds, proceeds from exercise of stock options or existing cash and short-term investments. Our cash position is forecasted to be more than sufficient to fund our working capital and capital investment requirements for the next twelve months.
Net cash provided by operating activities increased $5.9 million to $19.2 million for the three months ended March 31, 2006, compared to $13.3 million for the same period a year ago, due principally to a favorable change in working capital requirements during the current period offsetting the $8.8 million decrease in net income. A favorable change in accounts payable of $24.3 million, due primarily to the timing of payments for raw materials, capital expenditures and wheel purchases from our joint venture in Hungary, offset unfavorable changes in accounts receivable of $7.7 million and inventories of $6.8 million.
The principal investing activities during the three months ended March 31, 2006 were acquiring $38.4 million in short-term investments, funding $27.3 million of capital expenditures and selling $58.5 million of short-term investments. Similar investing activities during the same period a year ago included funding $17.5 million of capital expenditures, acquiring $51.4 million of short-term investments and selling $16.7 million of short-term investments. Capital expenditures in the current period include approximately $20.6 million for our new wheel manufacturing facility in Chihuahua, Mexico, compared to $3.5 million in the same period a year ago. The balance of the 2006 and 2005 capital expenditures were for ongoing improvements to our existing facilities, none of which were individually significant.
Financing activities during the three months ended March 31, 2006 were for the payment of cash dividends on our common stock totaling $4.3 million. Similar financing activities during the same period a year ago were cash dividend payments of $4.1.
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
Revenue Recognition - Our products are manufactured to customer specification under standard purchase orders. We ship our products to OEM customers based on release schedules provided weekly by our customers. Our sales and production levels are highly dependent upon these weekly forecasted production levels of our customers. Sales of these products, net of estimated pricing adjustments, and their related costs are recognized when title and risk of loss transfers to the customer, generally upon shipment. A portion of our selling prices to OEM customers is attributable to the aluminum content of our wheels. Our selling prices are adjusted periodically for changes in the current aluminum market based upon specified aluminum price indices during specific pricing periods, as agreed with our customers. Wheel program development revenues for the development of wheels and related initial tooling that are reimbursed by our customers are recognized as such related costs and expenses are incurred and recoverability is confirmed by the issuance of a customer purchase order.
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
Impairment of Long-Lived Assets – The company’s policy regarding long-lived assets is to evaluate the recoverability of its assets at least annually or when the facts and circumstances suggest that the assets may be impaired. This assessment of fair value is performed based on the estimated undiscounted cash flows compared to the carrying value of the assets. If the future cash flows (undiscounted and without interest charges) is less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. See Note 16 – Discontinued Operations in the notes to the consolidated condensed financial statements of this Quarterly Report on Form 10-Q for additional information.

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
New Accounting Standards
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal,” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. The new standard shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this new accounting standard did not have a material impact on our financial position or results of operations.
Risk Management
We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products.
We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies – the Mexican Peso and the Euro. The net change in the value of the Mexican Peso and Euro relative to the U.S. dollar for the first three months of 2006 was not significant. Foreign currency transaction gains and losses, which are included in other income (expense) in the consolidated condensed statements of operations, have not been material.
Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations from foreign denominated receivables, payables or purchase obligations. At March 31, 2006, we held open foreign currency Euro forward contracts totaling $2.9 million, with an unrealized loss of $(0.2) million. At December 31, 2005, we held open foreign currency Euro forward contracts totaling $10.7 million, with an unrealized loss of $(0.2) million. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percentage changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by a similar percentage of the current market value. We do not have similar derivative instruments for the Mexican Peso.
When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas over the next two years. The contract value and fair value of these purchase commitments approximated $11 million and $14 million, respectively, at March 31, 2006. Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We may from time to time make written or oral statements that are “forward-looking”, within the meaning of Section 27A of the Securities Act of 1933, as amended, (Exchange Act) and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements contained in this report and other filings with the SEC and reports and other public statements to our shareholders. These statements may, for example, express expectations or projections about future actions or results that we may anticipate but, due to developments beyond our control, do not materialize. Actual results could differ materially because of issues and uncertainties such as those listed below, which, among others, should be considered in evaluating our financial outlook. We assume no obligation to update publicly any forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management”.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The company’s management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on the material weaknesses described below, the CEO and CFO have concluded that the company’s disclosure controls and procedures were not effective as of March 31, 2006.
Notwithstanding the material weaknesses that existed at March 31, 2006, management believes, based on its knowledge, that the financial statements, and other financial information included in this report, fairly present in all material respects in accordance with accounting principles generally accepted in the United States of America our financial condition, results of operations and cash flows as of, and for, the periods presented in this report.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changing conditions, or that the degree of compliance with policies or procedure may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in the company’s internal control over financial reporting as of March 31, 2006:
1)	We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America commensurate with the company’s financial reporting requirements. Specifically, we did not have several accounting and finance positions staffed with individuals who possess the appropriate skills, training and experience to meet the objectives required in these roles with respect to the period-end financial reporting process including the completeness and accuracy of stock-based compensation footnote disclosures. This material weakness contributed to the material weaknesses described below. Additionally, this control deficiency could result in a misstatement of substantially all accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2)	We did not maintain effective controls over the accounting for income taxes. Specifically, we did not have effective controls to ensure the completeness and accuracy of income taxes payable, the current and deferred income tax provision and the related deferred tax assets and liabilities in conformity with generally accepted accounting principles. This control deficiency resulted in audit adjustments to our 2005 annual consolidated financial statements and the interim consolidated financial statements for each of the 2005 quarters. Additionally, this control deficiency could result in a misstatement of income taxes payable, the current and deferred income tax provision and the related deferred tax assets and liabilities that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
3)	We did not maintain effective controls over the valuation of inventory. Specifically, we did not have effective controls to ensure that the period-end valuation of our aluminum inventory was determined in accordance with generally accepted accounting principles. This control deficiency resulted in an audit adjustment to our 2005 annual consolidated financial statements and the interim consolidated financial statements for each of the 2005 quarters. Additionally, this control deficiency could result in a misstatement of inventory and cost of goods sold that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
The material weaknesses above were originally identified during management’s evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2005.
Remediation Steps to Address the Material Weaknesses
Summarized below are some of the remediation measures that we are implementing or plan to implement in response to the material weaknesses discussed above. We also describe the interim measures we undertook in an effort to mitigate the possible risks of these material weaknesses in connection with the preparation of the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q. During the quarter ended March 31, 2006 and through the date of the filing of this Form 10-Q, we have taken the following steps in an effort to remediate the deficiencies in our disclosure controls and procedures and the material weaknesses identified above. We will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate:
1)	We are currently in search of key employees with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America commensurate with the company’s financial reporting requirements. However, the continued turnover, specifically the Director of Taxation, and lack of adequate internal staff with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America in the accounting and finance department during the quarter ended March 31, 2006 resulted in the loss of knowledge and experience with regard to our accounting policies and procedures and increased the amount of time required to perform control procedures and develop the financial information necessary to prepare the necessary filings with the SEC. Consequently, this turnover and lack of adequate internal staff have made it difficult and time consuming to complete the tasks necessary to prepare our Quarterly Report on Form 10-Q for the first fiscal quarter and to file the Quarterly Report on Form 10-Q in a timely manner.
2)	Under the supervision and direction of the CFO, we have increased the level of involvement of external tax advisors in the fiscal 2006 interim reporting process of income taxes payable, the current and deferred income tax provision and the related deferred tax assets and liabilities as a result of the voluntary resignation of the Director of Taxation in April 2006. Specifically, we have adopted the methodology recommended by our external tax advisors used in the determination of the current and deferred income tax provision and the related deferred tax assets and liabilities and increased the level of review of our external tax advisors in an effort to ensure the completeness and accuracy of the income tax payable and related deferred tax asset and liability accounts presented in our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q.

3)	We have standardized our estimation process of period-end valuation of our aluminum inventory and have conducted a detailed review of the period-end valuation of our aluminum inventory to ensure that the estimation of the period-end valuation of our aluminum inventory reported in our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q was determined in accordance with accounting principles generally accepted in the United States of America.
We will continue to develop new policies and procedures and educate and train our employees on our existing policies and procedures in a continual effort to improve our internal control over financial reporting, and will take further actions as appropriate. However, neither these new policies and procedures, nor the remediation plan described above, are certain to remedy our material weaknesses in internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
Other than the changes described above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors contained in Item 1A – Risk Factors in our 2005 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of our common stock during the first quarter of 2006.
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

SUPERIOR INDUSTRIES INTERNATIONAL, INC. (Registrant)
Date May 10, 2006	/s/ Steven J. Borick
Steven J. Borick
President and Chief Executive Officer

Date May 10, 2006	/s/ R. Jeffrey Ornstein
R. Jeffrey Ornstein
Vice President and Chief Financial Officer