Form 10-Q
period 2006-06-25
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2006-08-04
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 25, 2006
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
Large Accelerated Filer ☐    Accelerated Filer ☑    Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding at July 28, 2006

$0.50 Par Value	26,610,191

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Superior Industries International, Inc.
Consolidated Condensed Statements of Operations
 (Thousands of dollars, except per share data)
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
NET SALES	$219,880	$217,827	$403,405	$419,971
Cost of sales	210,704	205,997	390,006	390,932

GROSS PROFIT	9,176	11,830	13,399	29,039

Selling, general, and administrative expenses	7,455	5,265	12,850	10,323

INCOME (LOSS) FROM OPERATIONS	1,721	6,565	549	18,716

Interest income, net	1,332	1,388	2,820	2,513
Equity in earnings of joint ventures	1,129	990	1,622	2,392
Other income (expense), net	(799)	(269)	(790)	(328)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,383	8,674	4,201	23,293

Income tax provision	1,155	1,286	537	4,932

INCOME FROM CONTINUING OPERATIONS	2,228	7,388	3,664	18,361

Loss from discontinued operations, net of taxes	(121)	(3,039)	(447)	(5,346)

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	2,107	4,349	3,217	13,015

Cumulative effect of accounting change, net of taxes	—	—	—	1,225

NET INCOME	$2,107	$4,349	$3,217	$14,240

EARNINGS (LOSS) PER SHARE – BASIC:

Income from continuing operations	$0.08	$0.28	$0.14	$0.69
Loss from discontinued operations	—	(0.12)	(0.02)	(0.20)
Cumulative effect of accounting change	—	—	—	0.05

Net income	$0.08	$0.16	$0.12	$0.54

EARNINGS (LOSS) PER SHARE – DILUTED:

Income from continuing operations	$0.08	$0.28	$0.14	$0.69
Loss from discontinued operations	—	(0.12)	(0.02)	(0.20)
Cumulative effect of accounting change	—	—	—	0.05

Net income	$0.08	$0.16	$0.12	$0.54

DIVIDENDS DECLARED PER SHARE	$0.160	$0.160	$0.320	$0.315

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Balance Sheets
 (Thousands of dollars, except per share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,370	$48,824
Short-term investments	36,173	58,525
Accounts receivable, net	153,915	135,501
Inventories, net	102,826	107,726
Deferred income taxes	7,322	2,585
Prepaid expenses	5,957	6,579
Current assets of operations held for sale	13,579	—

Total current assets	372,142	359,740

Property, plant and equipment, net	301,214	292,289
Investments	45,856	59,572
Other assets	6,841	7,878
Non-current assets of operations held for sale	7,811	—

Total assets	$733,864	$719,479

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,601	$53,527
Accrued expenses	41,797	39,401
Income taxes payable	7,589	17,706
Liabilities of operations held for sale	5,487	—

Total current liabilities	124,474	110,634

Executive retirement liabilities	19,212	18,747
Deferred income taxes	24,481	11,950
Commitments and contingent liabilities (see Note 15)	—	—
Shareholders’ equity
Preferred stock, $25.00 par value Authorized – 1,000,000 shares Issued – none	—	—
Common stock, $0.50 par value Authorized – 100,000,000 shares Issued and outstanding – 26,610,191 shares (26,610,191 shares at December 31, 2005)	13,305	13,305
Additional paid-in-capital	24,316	22,996
Accumulated other comprehensive loss	(49,189)	(40,717)
Retained earnings	577,265	582,564

Total shareholders’ equity	565,697	578,148

Total liabilities and shareholders’ equity	$733,864	$719,479

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Statements of Cash Flows
 (Thousands of dollars)
 (Unaudited)

	Six Months Ended June 30,
	2006	2005
NET CASH PROVIDED BY OPERATING ACTIVITIES	$27,297	$43,873

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of marketable securities	97,021	44,574
Additions to property, plant and equipment	(47,341)	(44,525)
Purchases of marketable securities	(64,915)	(77,470)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(15,235)	(77,421)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid	(8,516)	(8,253)
Repurchases of common stock	—	(377)
Stock options exercised	—	128

NET CASH USED IN FINANCING ACTIVITIES	(8,516)	(8,502)

Net increase (decrease) in cash and cash equivalents	3,546	(42,050)

Cash and cash equivalents at the beginning of the period	48,824	91,344

Cash and cash equivalents at the end of the period	$52,370	$49,294

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Statement of Shareholders’ Equity
 (Thousands of dollars, except per share data)
(Unaudited)

				Accumulated
	Common Stock			Other
	Number of		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
BALANCE AT DECEMBER 31, 2005	26,610,191	$13,305	$22,996	$(40,717)	$582,564	$578,148

Comprehensive Income:

Net income	—	—	—	—	3,217	3,217

Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	—	—	—	(8,407)	—	(8,407)
Minimum pension liability adjustment	—	—	—	(594)	—	(594)
Unrealized gain (loss) on:
Forward foreign currency contracts	—	—	—	56	—	56
Marketable securities	—	—	—	473	—	473

Total comprehensive loss (a)						(5,255)

Stock-based compensation expense			1,320			1,320

Cash dividends declared ($0.32 per share)	—	—	—	—	(8,516)	(8,516)

BALANCE AT JUNE 30, 2006	26,610,191	$13,305	$24,316	$(49,189)	$577,265	$565,697

(a)	Comprehensive income, net of tax, was $14,616,000 for the six months ended June 30, 2005, which included: net income of $14,240,000, foreign currency translation adjustment income of $2,178,000, forward foreign currency contract loss of $(1,771,000) an unrealized loss on pension of $(169,000) and an unrealized gain on marketable securities of $138,000.
See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
June 30, 2006
(Unaudited)
Note 1 – Nature of Operations
Headquartered in Van Nuys, California, the principal business of Superior Industries International, Inc. (referred to herein as the “company” or in the first person notation “we,” “us” and “our”) is the design and manufacture of aluminum road wheels for sale to Original Equipment Manufacturers (OEM). We are one of the largest suppliers of cast and forged aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary. Customers in North America represent the principal market for our products, with approximately 12 percent of our products being sold to international customers.
Ford Motor Company (Ford), General Motors Corporation (GM) and DaimlerChrysler AG (DaimlerChrysler) together represented approximately 86 percent of our total sales during the six months of 2006 and 85 percent of annual sales in 2005. The loss of all or a substantial portion of our sales to Ford, GM or DaimlerChrysler would have a significant adverse impact on our financial results, unless the lost volume could be replaced. This risk is partially mitigated over the short-term due to the long-term relationships we have with our customers, including multi-year purchase orders related to approximately 238 different wheel programs. However, intense global competitive pricing pressure makes it increasingly difficult to maintain these contractual arrangements and there are no guarantees that similar arrangements could be negotiated in the future. The ultimate outcome of these pricing pressures is not known at this time and we expect this trend to continue into the future. Including our 50 percent owned joint venture in Europe, we also manufacture aluminum wheels for Audi, BMW, Isuzu, Jaguar, Land Rover, Mazda, MG Rover, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen.
The availability and demand for aluminum wheels are subject to unpredictable factors, such as changes in the general economy, the automobile industry, gasoline prices and consumer interest rates. The raw materials used in producing our products are readily available and are obtained through numerous suppliers with whom we have established trade relations.
In 1999, our aluminum suspension component business began to manufacture aluminum suspension and related underbody components using the licensed CobapressTM technology. Through 2005, we had made a significant investment in this business and had incurred significant losses since its inception. Due to the intense competition in the global automotive industry, the decision was made in the fourth quarter of 2005 to focus all of our resources on our core aluminum wheel business. Accordingly, an asset impairment charge against earnings totaling $34.0 million (pretax) was recorded in the fourth quarter of 2005 when we estimated that the future undiscounted cash flows of our aluminum suspension components business would not be sufficient to recover the carrying value of our long-lived assets attributable to that business.
On January 9, 2006, our Board of Directors approved management’s plan to dispose of the aluminum suspension components business before the end of 2006 and authorized us to engage an investment banker and/or other advisors to explore options for the sale of this business. Accordingly, the assets and liabilities of the aluminum components business are classified as held-for-sale in 2006 and the results of operations of this business are presented as discontinued operations in our consolidated condensed statements of operations for all periods presented. See Note 16 – Discontinued Operations for further discussion of the aluminum suspension components business.
On June 16, 2006, we announced that we were restructuring our chrome plating business currently located in Fayetteville, Arkansas that will result in a lay off of approximately 225 employees during the third quarter of 2006. The restructuring of the chrome plating business was decided upon on June 16, 2006, and is the result of a shift in customer preference to less expensive bright finishing processes that reduced the sales outlook for chromed wheel products. The shift away from chromed wheel products and the resulting impact on the company’s chrome plating business had been previously disclosed, and in the fourth quarter of 2005, the company estimated that it would not be able to eventually recover the carrying value of certain machinery and equipment in the chrome plating operation. Accordingly, in the fourth quarter of 2005, such assets were written down to their estimated fair value by recording an asset impairment charge against earnings of $7.9 million. At the same time, an accrual of $1.3 million was recorded for potential environmental exposure related to machinery and equipment shutdown and removal. Any additional environmental costs are not possible to estimate at this time, however an environmental assessment is currently underway. Any additional non-environmental costs related to this restructuring are estimated to be insignificant.
In light of its decision regarding the chrome plating business, the company has decided to out source current and future customer requirements for chrome plated wheels to a third-party processor. The transition to the third-party processor will be completed by the end of the third quarter of 2006. This restructuring does not affect the company’s bright polish operation, which is located at the same facility.

Note 2 – Presentation of Consolidated Condensed Financial Statements
During interim periods, we follow the accounting policies set forth in our 2005 Annual Report on Form 10-K and apply appropriate interim financial reporting standards for a fair statement of our operating results and financial position in conformity with accounting principles generally accepted in the United States of America, as indicated below. Users of financial information produced for interim periods in 2006 are encouraged to read this Quarterly Report on Form 10-Q in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (SEC) in our 2005 Annual Report on Form 10-K.
Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and, therefore, have not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and six month periods ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006. The compensation expense is based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and for options granted subsequent to January 1, 2006 in accordance with the provisions of SFAS No. 123R. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with the intrinsic value method that followed the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and we provided proforma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to our stock-based compensation. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in our adoption of SFAS 123R. See Note 3 to the consolidated condensed financial statements for a further discussion on stock-based compensation.
In 2005, we aligned the accounting period for our Suoftec 50-percent owned joint venture with the fiscal year period reported by our other operations. Our share of the joint venture’s net income was previously recorded one month in arrears. Our share of the joint venture’s operating results for all interim periods in 2005 have been adjusted to be comparable with this change in accounting principle which was effective in the first quarter of 2005. See Note 9 for further discussion.
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
Our fiscal quarters are the 13-week periods ending on the last Sunday of the calendar months March, June, September and December. The fiscal second quarter of 2006 comprises the 13-week period ended on June 25, 2006. The fiscal second quarter 2005 comprises the 13-week period ended on June 26, 2005. For convenience of presentation in these consolidated condensed financial statements, both fiscal quarters are referred to as ending June 30 and the fiscal year is referred to as ending as of December 31.
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the consolidated condensed statements of operations for the three months and six months ended June 30, 2006 and 2005, (ii) the consolidated condensed balance sheets at June 30, 2006 and December 31, 2005, (iii) the consolidated condensed statements of cash flows for the six months ended June 30, 2006 and 2005, and (iv) the consolidated condensed statement of shareholders’ equity for the six months ended June 30, 2006. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain prior year amounts have been reclassified to conform to the 2006 financial statement presentation.
Note 3 – Stock-Based Compensation
We have stock option plans that authorize us to issue incentive and non-qualified stock options to our directors, officers and key employees totaling up to 7.2 million shares of common stock. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options. At June 30, 2006, there were 1.7 million shares available for future grants under these plans. Options are generally granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant. Options granted generally vest ratably over a four year period. Prior to January 1, 2006, we provided proforma disclosure amounts in accordance with SFAS 148, as if the fair value method defined by SFAS 123 had been applied to our stock-based compensation.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and, therefore, have not restated prior periods’ results. Under this transition method, stock-based compensation expense for the three and six month periods ended June 30, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006. The compensation expense is based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and for options granted subsequent to January 1, 2006 in accordance with the provisions of SFAS No. 123R. We recognize these compensation costs net of a forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. We estimated the forfeiture rate for the first and second quarters of 2006 based on our historical experience during the preceding six fiscal years.
As a result of adopting SFAS 123R, the impact to income from continuing operations before income taxes for the three and six months ended June 30, 2006 was to reduce those amounts by $671,000 and $1,320,000, respectively. The impact of adopting SFAS 123R on both basic and diluted earnings per share for the three and six months ended June 30, 2006 was $(0.02) per share and $(0.04) per share, respectively. In addition, prior to the adoption of SFAS 123R, we presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. There were no stock options exercised in the first six months of 2006. We received cash of $128,000 from stock options exercised in the first six months of 2005.
The table below reflects the proforma net earnings and basic and diluted earnings per share for the three and six months ended June 30, 2005, had we applied the fair value recognition provisions of SFAS 123:
(In thousands, expect per share amounts)

	Three	Six
Three and Six Months Ended June 30, 2005	Months	Months
Reported net income	$4,349	$14,240
Stock-based compensation expense included in reported net income, net of tax	—	—
Stock-based compensation expense determined under fair value method for all awards, net of tax	(1,629)	(5,670)

Proforma net income	$2,720	$8,570

Earnings per share:
Basic and diluted – as reported	$0.16	$0.54

Basic and diluted – proforma	$0.10	$0.32

The fair value of stock option grants in 2006 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

		Proforma
	2006	2005
Expected dividend yield (a)	3.29%	2.48%
Expected stock price volatility (b)	31.40%	31.72%
Risk-free rate (c)	4.71%	4.45%
Expected life of options in years (d)	7.48	7.79
Weighted-average grant-date fair value of options granted during the period	$6.60	$8.06

(a)	Our current intention is to pay cash dividends of $0.16 per share each quarter on our common stock.

(b)	Expected volatility is based on the historical volatility of our stock price, over the expected life of the option.

(c)	The risk-free rate is based upon the rate on a U.S. Treasury bill for the period representing the average remaining contractual life of all options in effect at the time of the grant.

(d)	The expected term of the option is based on historical employee exercise behavior, the vesting terms of the respective option and a contractual life of ten years.

The following table summarizes stock option activity pursuant to our stock option plans for the first six months of 2006:

		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Outstanding	Price	In Years	Value
Balance at December 31, 2005	2,367,255	$30.28
Granted	120,000	21.97
Exercised	—	—
Cancelled	(77,938)	30.78

Balance at June 30, 2006	2,409,317	$29.85	6.35	$—

Options vested or expected to vest	2,390,503	$29.81	5.98	$—

Exercisable at June 30, 2006	1,983,661	$28.84	5.98	$—

The aggregate intrinsic value represents the total pretax difference between the closing stock price on the last trading day of the reporting period and the option exercise price, multiplied by the number of in-the-money options. This is the amount that would have been received by the option holders had they exercised and sold their options on that day. This amount varies based on changes in the fair market value of our common stock. The closing price of our common stock on the last day of the quarter was $18.68, which was below the exercise price of all outstanding stock options. Accordingly, there was no intrinsic value as of that date.
As of June 30, 2006, there was $4.1 million of unrecognized stock-based compensation expense related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.06 years.
For the three and six months ended June 30, 2006, stock-based compensation expense related to stock option plans under SFAS 123R was allocated as follows:
(In thousands, expect per share amounts)

	Three	Six
Three and Six Months Ended June 30, 2006	Months	Months
Cost of sales	$150	$286
Selling, general and administrative expenses	521	1,034

Stock-based compensation expense before income taxes	671	1,320
Income tax benefit	(169)	(310)

Total stock-based compensation expense after income taxes	$502	$1,010

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
In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This Interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation will be a two-step process. The first step will determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized. The second step will measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this Interpretation.
Note 5 – Business Segments
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” directs companies to use the “management approach” for segment reporting. This approach reflects management’s aggregation of business segments and is consistent with how the company and its key decision-makers assess operating performance, make operating decisions, and allocate resources. This approach also considers the existence of managers responsible for each business segment and how information is presented to the company’s Board of Directors. Historically, we had aggregated the automotive wheels and the components operations into one reportable segment based on the aggregation criteria included in SFAS No. 131, including the expectation that the long-term financial performance and economic characteristics of the components segment would be similar to the automotive wheels segment. In late 2005, we concluded that the components segment would not achieve the expected long-term financial performance initially contemplated and we, therefore, disaggregated the components operating segment on the basis of dissimilar long-term economic characteristics. On January 9, 2006, our Board of Directors approved management’s plan to dispose of the aluminum suspension components business before the end of 2006 and authorized us to engage an investment banker and/or other advisors to explore options for the sale of this business. This decision was made due to the intense competition in the global automotive wheel industry, which will require us to focus all of our resources on our core aluminum wheel business. Accordingly, in 2006, the assets and liabilities of the components segment are classified as held-for-sale in the consolidated condensed balance sheet and the results of operations for the components segment is classified as discontinued operations in our consolidated condensed statement of operations. We currently have only one reportable operating segment – automotive wheels.
Net sales and net property, plant and equipment by geographic area are summarized below.
(Thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales:
U.S.	$171,691	$170,537	$316,023	$324,976
Mexico	48,189	47,290	87,382	94,995

Consolidated net sales	$219,880	$217,827	$403,405	$419,971

	June 30,	December 31,
	2006	2005
Property, plant and equipment, net:
U.S.	$154,516	$170,064
Mexico	146,698	122,225

Consolidated property, plant and equipment, net	$301,214	$292,289

Note 6 — Revenue Recognition
Sales of products and any related costs are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Wheel program development revenues, representing internal development expenses and initial tooling that are reimbursable by our customers, are recognized as such related costs and expenses are incurred and recoverability is probable, generally upon receipt of a customer purchase order. Net sales include wheel program development revenues of $5.6 million and $5.2 million for the three months ended June 30, 2006 and 2005, respectively, and $10.9 million and $9.1 million for the six months ended June 30, 2006 and 2005, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average shares outstanding – basic	26,610,000	26,613,000	26,610,000	26,619,000
Weighted average dilutive stock options	—	5,000	—	9,000

Weighted average shares outstanding-dilutive	26,610,000	26,618,000	26,610,000	26,628,000

The following potential shares of common stock were excluded from the diluted earnings per share calculations because the exercise price of the options exceeded the average market price during the respective periods and would have been anti-dilutive: for the three months ended June 30, 2006, options to purchase 2,409,000 shares at prices ranging from $20.63 to $42.87 per share; for the three months ended June 30, 2005, options to purchase 2,330,000 shares at prices ranging from $23.25 to $42.87 per share; for the six months ended June 30, 2006, options to purchase 2,409,000 shares at prices ranging from $20.63 to $42.87 per share; and, for the six months ended June 30, 2005, options to purchase 2,294,000 shares at prices ranging from $24.80 to $42.87 per share.
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
We have a reserve for taxes (included in income taxes payable) that may become payable as a result of audits in future periods with respect to previously filed tax returns. It is our policy to establish reserves for taxes that are probable and may become payable in future years as a result of an examination by taxing authorities. We established the reserves based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense on adjustments to temporary tax differences. The tax reserves are analyzed quarterly, and adjustments are made as events occur to warrant adjustment to the reserve. For example, if the statutory period for assessing taxes on a given tax return lapses, the reserve associated with that period will be reduced. In addition, the reserve will be increased based on current calculations for additional exposures identified. Similarly, if tax authorities provide administrative guidance or a decision is rendered in the courts, appropriate adjustments will be made to the tax reserve.
The income tax provisions on income from continuing operations for the three-month periods ended June 30, 2006 and 2005 were $1.2 million, or 34.1 percent, and $1.3 million, or 14.8 percent, respectively. These rates reflect cumulative changes in the estimated effective tax rates for the year, as calculated at the end of the second quarter, and any changes in the current quarter to our contingent tax reserves. The income tax provisions on income from continuing operations for the six-month periods ended June 30, 2006 and 2005 were $0.5 million, or 12.8 percent and $4.9 million, or 21.2 percent, respectively. The 2006 year-to-date tax provision on income from continuing operations included a tax provision of $2.0 million at the estimated annual effective tax rate of 47.9 percent and discrete items related to reductions in previously estimated tax reserves and other tax adjustments totaling $1.5 million, including the $0.9 million reduction of reserves due to the expiration of a tax statute that was reported in the first quarter. The 2005 year-to-date tax provision on income from continuing operations included a tax provision of $4.9 million at an effective tax rate of 21.2 percent. The major factors impacting the changes in effective tax rates before discrete items are shown for all periods presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Statutory rate	35.0%	35.0%	35.0%	35.0%
State tax provision, net of federal benefits	7.7	8.1	7.2	2.5
Permanent differences	18.3	7.4	13.8	(1.6)
Federal and other tax credits	(1.9)	(12.2)	(1.7)	(5.9)
Foreign income, taxed at rates other than the statutory rate	(17.0)	(24.9)	(14.9)	(9.4)
Change in contingency reserves	8.6	1.4	8.5	0.6

Effective income tax rate on continuing operations, before discrete items	50.7%	14.8%	47.9%	21.2%
Reduction of tax contingency reserve	(16.6)	—	(35.1)	—

Effective income tax rate on continuing operations	34.1%	14.8%	12.8%	21.2%

Note 9 – 50-Percent Owned Joint Venture
Included below are summary statements of operations for Suoftec Light Metal Products, Ltd. (Suoftec), our 50-percent owned joint venture in Hungary, which manufactures cast and forged aluminum wheels principally for the European automobile industry. Being 50-percent owned and non-controlled, Suoftec is not consolidated, but accounted for using the equity method. The elimination of intercompany profits in inventory adjusted our share of the joint venture’s net income for the second quarter of 2006 and 2005 to $1.1 million and $1.0 million, respectively, and for the first six months of 2006 and 2005 to $1.6 million and $2.4 million, respectively.
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
(Thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$34,402	$26,812	$63,583	$53,834
Gross profit	$3,339	$3,373	$5,879	$7,838
Net income	$2,078	$2,110	$3,663	$5,310
Superior’s share of net income	$1,039	$1,055	$1,832	$2,655
Note 10 — Cash and Short-Term Investments
(Thousands of dollars)

	June 30,	December 31,
	2006	2005
Cash and cash equivalents	$52,370	$48,824
Short-term investments	$36,173	$58,525
During the six month period ended June 30, 2006, we purchased $64.8 million of short-term investments, sold $97.0 million of short-term investments, and reclassified to short-term from long-term investments, $9.8 million representing a corporate debt security maturing within twelve months, for a net decrease of $22.4 million. Short-term investments include high-grade interest bearing debt securities that are classified as held-to-maturity, which are carried at cost. We do not hold securities for speculation or trading purposes.

Note 11 – Accounts Receivable
(Thousands of dollars)

	June 30,	December 31,
	2006	2005
Trade receivables	$130,635	$120,646
Wheel program development receivables	10,007	6,842
Dividend receivable from joint venture	8,783	—
Other receivables	6,509	10,013

	155,934	137,501

Allowance for doubtful accounts	(2,019)	(2,000)

	$153,915	$135,501

Note 12 – Inventories
(Thousands of dollars)

	June 30,	December 31,
	2006	2005
Raw materials	$14,597	$26,513
Work in process	29,357	24,590
Finished goods	58,872	56,623

	$102,826	$107,726

Inventories, which include material, labor and factory overhead, are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method of valuation.
Note 13 – Property, Plant and Equipment
(Thousands of dollars)

	June 30,	December 31,
	2006	2005
Land and buildings	$72,842	$76,578
Machinery and equipment	467,052	473,962
Leasehold improvements and others	13,797	12,506
Construction in progress	95,457	74,574

	649,148	637,620
Accumulated depreciation	(347,934)	(345,331)

	$301,214	$292,289

Depreciation expense was $9.8 million and $10.7 million for the three months ended June 30, 2006 and 2005, respectively. These amounts include depreciation expense related to the components business of $0.2 million and $1.0 million for the three months ended June 30, 2006 and 2005, respectively, which was included in loss from discontinued operations. Depreciation expense was $20.3 million and $21.4 million for the six months ended June 30, 2006 and 2005, respectively. These amounts include depreciation expense related to the components business of $0.5 million and $2.4 million for the six months ended June 30, 2006 and 2005, respectively, which was included in loss from discontinued operations.
Note 14 – Retirement Plans
We have an unfunded supplemental executive retirement plan covering our directors, officers, and other key members of management. We purchase life insurance policies on each of the participants to provide for future liabilities. Subject to certain vesting requirements, the plan provides for a benefit based on the final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. For the three and six months ended June 30, 2006, payments to retirees of approximately $133,000 and $265,000, respectively, have been made in accordance with this plan. We presently anticipate payments to retirees totaling $531,000 for 2006. The increase in the 2006 net periodic pension cost over 2005 is due to the addition of several new participants to the plan with atypically short vesting periods, a reduction in the discount rate from 6.0% to 5.5% and an update to a more current mortality table.
(Thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$261	$175	$458	$350
Interest cost	294	241	516	481
Net amortization	95	22	167	44

Net periodic pension cost	$650	$438	$1,141	$875

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
Note 16 – Discontinued Operations
Through 2005, we had made a significant investment and incurred significant losses since the inception of the aluminum suspension components business. Our plan was to improve profitability by increasing sales to our OEM customers and by improving our production capabilities. However, following the launch of a major program in the second half of 2005 and updating our long-range forecasts for this business, it became apparent that we would not be able to recover our investment in this business. Accordingly, in the fourth quarter of 2005, we recorded a pretax impairment charge of $34.0 million in our components segment to reduce to their respective fair values, the carrying value of its assets, which were classified as held-and-used as of December 31, 2005.
On January 9, 2006, our Board of Directors approved management’s plan to dispose of the aluminum suspension components business before the end of 2006 and authorized us to engage an investment banker and/or other advisors to explore options for the sale of this business. Due to the intense competition in the global automotive wheel industry, the decision was made to focus all of our resources on our core aluminum wheel business. Accordingly, in 2006, the assets and liabilities of the components segment are classified as held-for-sale and the results of operations of this business are presented in discontinued operations in our consolidated condensed statements of operations for all periods presented.
Selected financial information for the components business included in discontinued operations in the consolidated condensed statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$13,081	$8,644	$26,116	$18,415

Loss from operations	$(240)	$(3,670)	$(748)	$(6,725)
Income tax benefit	119	631	301	1,379

Discontinued operations, net of tax	$(121)	$(3,039)	$(447)	$(5,346)

The major classes of the assets and liabilities of operations held for sale in the consolidated condensed balance sheet are:

June 30, 2006
Current assets:
Accounts receivables, net	$9,214
Inventories, net	4,307
Prepaid and other current assets	58

Total current assets of operations held for sale	13,579

Non-current assets:
Property, plant and equipment, net	7,811
Other assets	—

Total non-current assets of operations held for sale	7,811

Total assets of operations held for sale	$21,390

Current liabilities:
Accounts payable	$3,913
Accrued expenses and other current liabilities	1,574

Total liabilities of operations held for sale	$5,487

Note 17 – Risk Management
We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products.
We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies – the Mexican Peso and the Euro. The value of the Mexican Peso relative to the U.S. Dollar declined by 7 percent for the first six months of 2006. The Euro experienced a 5 percent increase in value relative to the U.S. dollar for the first six months of 2006. Foreign currency transaction gains and losses, which are included in other income (expense) in the consolidated condensed statements of operations, have not been material.
Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations from foreign denominated receivables, payables or purchase obligations. At June 30, 2006, we held open foreign currency Euro forward contracts totaling $1.9 million, with an unrealized loss of $47,000. At December 31, 2005, we held open foreign currency Euro forward contracts totaling $10.7 million, with an unrealized loss of $200,000. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percentage changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by a similar percentage of the current market value. We do not have similar derivative instruments for the Mexican Peso.
When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas over the next two years. The contract value and fair value of these purchase commitments approximated $8.6 million and $8.7 million, respectively, at June 30, 2006. Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Operating results in the second quarter continue to be impacted by lower production levels at our major customers. Overall production of passenger cars and light trucks in the second quarter was reported as being down approximately 1 percent versus the same period a year ago. However, production of the specific vehicles using our wheels was down approximately 8.2 percent, compared to a 9.4 percent decline for our unit shipments, indicating a slight decline in market share. Accordingly, our results were again impacted by low capacity utilization, particularly in our U.S. wheel plants, due to increasing volatility of our customers’ production and shipping requirements. Several of our customers have also recently reported unusually high inventories of SUVs and other vehicle platforms that are important to us. Additionally, we now expect that start-up costs associated with our new plant in Mexico will continue into our third quarter. The new plant should begin to manufacture wheels in the fourth quarter of this year. In light of the additional capacity coming on line over the next twelve months in our new facility in Mexico, if North American production of passenger cars and light trucks using our wheel programs continues to decrease, it is possible that we will be unable to recover the full value of certain production assets in our U.S. plants. We will continue to monitor the recoverability of these assets.
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
Results of Operations
(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
Selected data	2006	2005	2006	2005
Net sales	$219,880	$217,827	$403,405	$419,971
Gross profit	$9,176	$11,830	$13,399	$29,039
Percentage of net sales	4.2%	5.4%	3.3%	6.9%
Income (loss) from operations	$1,721	$6,565	$549	$18,716
Percentage of net sales	0.8%	3.0%	0.1%	4.5%
Income from continuing operations	$2,228	$7,388	$3,664	$18,361
Percentage of net sales	1.0%	3.4%	0.9%	4.4%
Diluted earnings per share – continuing operations	$0.08	$0.28	$0.14	$0.69
Consolidated revenues in the second quarter of 2006 increased $2.1 million, or 0.9 percent, to $219.9 million from $217.8 million in the same period a year ago. Excluding wheel program development revenues, which totaled $5.6 million in the second quarter of 2006 and $5.2 million in the second quarter of 2005, wheel sales increased $1.7 million, or 0.8 percent, to $214.3 million from $212.6 million in the second quarter a year ago, as our wheel shipments decreased by 9.4 percent. The average selling price of our wheels increased 11.3 percent in the current quarter, as the pass-through price of aluminum increased the average selling price by approximately 8.2 percent, with the majority of the remaining increase due principally to a shift in sales mix to larger, higher-priced wheels in the current quarter.
Consolidated revenues in the first six months of 2006 decreased $16.6 million, or 3.9 percent, to $403.4 million from $420.0 million in the same period a year ago. Excluding wheel program development revenues, which totaled $10.9 million in 2006 and $9.1 million in the first six months of 2005, wheel sales decreased $18.4 million, or 4.5 percent, to $392.5 million from $410.9 million in the same period a year ago, as our wheel shipments decreased by 11.2 percent. The average selling price of our wheels increased 7.5 percent in the current period, with the pass-through price of aluminum increasing the average selling price by approximately 6.3 percent.
According to Automotive News, an industry publication, overall North American production of light trucks and passenger cars during the second quarter of 2006 decreased approximately 1 percent, compared to our 9.4 percent decrease in aluminum wheel shipments, indicating a slight decline in market share. However, production of the specific light trucks and passenger cars using our wheel programs decreased approximately 8.2 percent, compared to our 9.4 percentage decrease in unit shipments. The principal unit shipment decreases in the current period compared to a year ago were for GM’s Malibu, Denali/Escalade and the GMT 800 platforms, Ford’s F Series, Mustang and Expedition vehicles, and DaimlerChrysler’s Jeep Grand Cherokee. The principal unit shipment increases in the current period compared to a year ago were for GM’s Trail Blazer, Ford’s Montego and DaimlerChrysler’s Dodge Magnum. Shipments to Ford increased to 37.7 percent of total OEM unit shipments from 32.2 percent a year ago, while GM decreased to 36.0 percent from 41.6 percent in 2005, and DaimlerChrysler decreased slightly to 14.2 percent from 16.0 percent a year ago. Shipments to international customers increased to 12.2 percent from 10.2 percent a year ago, due principally to increased shipments for Nissan’s Altima and Toyota’s Camry platforms.
Consolidated gross profit decreased $2.6 million for the second quarter to $9.2 million, or 4.2 percent of net sales, compared to $11.8 million, or 5.4 percent of net sales, for the same period a year ago. Consolidated gross profit decreased $15.6 million for the first six months of 2006 to $13.4 million, or 3.3 percent of net sales, compared to $29.0 million, or 6.9 percent of net sales, for the same period a year ago. The principal reasons for the declines in gross profit were the 9.4 percent decrease in unit shipments and the resulting similar decrease in production. Additionally, erratic customer ordering patterns that change weekly, if not more often, make it very difficult to plan production and staff facilities, which can lead to higher costs due to the required use of overtime. In this type of environment, it is extremely difficult to reduce costs while attempting to maintain a stable, experienced work force able to react to sudden changes in production requirements. Due to this situation, one of our plants scheduled a full week shutdown during the current quarter. Accordingly, gross profit was impacted by lower profit margins in many of our plants, due to plant utilization rates falling below historical levels, which resulted in our inability to absorb fixed costs. Another factor impacting our gross profit was the inclusion of preproduction start-up costs of our new wheel plant in Mexico, which totaled $2.0 million in the current quarter and $3.4 million for the six months of 2006.
We are continuing to implement action plans to improve operational performance and mitigate the impact of the severe pricing environment in which we now operate. We must emphasize, however, that while we continue to reduce costs through process automation and identification of industry best practices, the curve of customer price reductions may continue to be steeper than our progress on these cost reductions for an indefinite period of time, due to the slow and methodical nature of these cost reduction programs. In addition, energy costs are increasing and fixed price natural gas contracts that expire in the next two years may expose us to higher costs that cannot be immediately recouped in selling prices. The impact of these factors on our future financial position and results of operations will be negative, to an extent that cannot be predicted, and we may not be able to implement sufficient cost saving strategies to mitigate any future impact.
Selling, general and administrative expenses for the second quarter of 2006 were $7.5 million, or 3.4 percent of net sales, compared to $5.3 million in the same period in 2005, or 2.4 percent of net sales. For the six-month periods, selling, general and administrative expenses were $12.9 million, or 3.2 percent of net sales, for 2006 compared to $10.3 million, or 2.5 percent of net sales, for the same period in 2005. In accordance with a recent accounting rule change related to stock options, as of the beginning of 2006, we began recording stock-based compensation expense related to our outstanding unvested stock options. Previously, the proforma impact of stock-based compensation expense was included in a footnote to our interim and annual financial statements. The impact on selling, general and administrative expenses in the three and six month periods ended June 30, 2006 was $0.5 million and $1.0 million, respectively. See Note 3 — Stock-Based Compensation of this Quarterly Report on Form 10-Q for further discussion of this change and the proforma impact on the prior year. In addition, there were several accruals related to plant rationalization actions and increased professional fees.
Equity in earnings of joint ventures is represented principally by our share of the equity earnings of our 50-percent owned joint venture in Hungary. In 2005, we aligned the accounting period for our Suoftec 50-percent owned joint venture with the fiscal year period reported by our other operations. Our share of the joint venture’s net income was previously recorded one month in arrears. The impact of this change in accounting principle added $1.2 million, or $0.05 per diluted share, to our net income in the first quarter of 2005, representing our share of Suoftec’s earnings for the month of December 2004. Additionally, our share of the joint venture’s operating results for all interim periods in 2005 have been adjusted to be comparable with this change in accounting principle effective in the first quarter of 2005. Our share of the joint venture’s net income, net of an adjustment for intercompany profit elimination, totaled $1.1 million in the second quarter of 2006 compared to $1.0 million in 2005. For the six months, our share of the joint venture’s net income, net of an adjustment for intercompany profit elimination, was $1.6 million for 2006 and $2.4 million for 2005. The principal reason for the lower profitability in the current six-month period was the timing of selling price adjustments for the change in aluminum cost increases. See Note 9 – 50-Percent Owned Joint Venture of this Quarterly Report on Form 10-Q for additional information regarding the Suoftec joint venture.
Interest income for the second quarter decreased to $1.3 million from $1.4 million a year ago and was $2.8 million for the six- month period in 2006, compared to $2.5 million for the same period in 2005. The decreased interest income in the 2006 periods was due primarily to a decrease in the amounts of cash invested offsetting an increase in the average rate of interest earned.

The effective tax rate for the six-month period of 2006 on the consolidated income from continuing operations before taxes of $4.2 million was a provision of 12.8 percent, or $0.5 million, compared to a tax provision of 21.2 percent in the same period a year ago. The tax provision in the current period included a tax provision of $2.0 million at an effective tax rate of 47.9 percent, which was offset by a net reduction of tax reserves totaling $1.5 million, including the $0.9 million reduction of reserves due to the expiration of a tax statute that was reported in the first quarter. Accounting judgment is required when reserving for probable disallowance of identified tax exposures. Accounting rules dictate that general reserves are not allowed and that changed substantive facts or specific events must exist to change reserve amounts. The resolution of an audit by taxing authorities or the expiration of a statute of limitations governs when a reserve is no longer required for a given purpose. The principal reasons for the increase in the 2006 expected annual effective tax rate, before discrete items, to 47.9 percent from the 21.2 percent a year ago were due to a decrease in federal tax credits, increase in state taxes and changes in permanent tax differences resulting from a lower estimated pretax earnings in the current year.
As a result of the above, income from continuing operations for the second quarter was $2.2 million compared to $7.4 million last year and $3.7 million for the first six months of 2006 compared to $18.4 million for the same period last year. Diluted earnings per share for continuing operations in the second quarter of 2006 was $0.08 compared to $0.28 per diluted share in the same period a year ago and $0.14 per diluted share for the first six months of 2006 compared to $0.69 per diluted share last year.
Through 2005, we had made a significant investment in the aluminum suspension components business and had incurred significant losses since its inception. Our plan was to improve profitability by increasing sales to our OEM customers and by improving our production capabilities. However, following the launch of a major program in the second half of 2005 and updating our long-range forecasts for this business, it became apparent that we would not be able to recover our investment in this business. Accordingly, in the fourth quarter of 2005, we recorded a pretax impairment charge of $34.0 million in our aluminum suspension components business to reduce to their respective fair values, the carrying value of its assets, which were classified as held-and-used as of December 31, 2005.
On January 9, 2006, our Board of Directors approved management’s plan to dispose of the aluminum suspension components business before the end of 2006 and authorized us to engage an investment banker and/or other advisors to explore options for the sale of this business. This decision was made due to the intense competition in the global automotive wheel industry, which will require us to focus all of our resources on our core aluminum wheel business. Accordingly, in 2006, the assets and liabilities of the components business are classified as held-for-sale and the results of operations of this business are presented as discontinued operations in our consolidated statements of operations for all periods presented. Accordingly, discontinued operations for the second quarter of 2006 was a loss of $0.1 million, or $(0.00) per diluted share, compared to a loss of $3.0 million, or $(0.12) per diluted share for the same period in 2005. This improvement was due to a reduction of $0.8 million of depreciation expense related to assets written off at December 31, 2005, to the net reimbursable component development costs improving by $1.1 million compared to a year ago and to improved plant utilization and increased trade sales. For the six month period, discontinued operations was a loss of $0.4 million, or $(0.02) per diluted share, compared to a loss of $5.3 million, or $(0.20) per diluted share, for the same period in 2005.
As indicated above in the discussion of equity in earnings of joint ventures, the cumulative effect of the change in accounting in the first quarter of 2005 related to the elimination of the one-month lag period for recording our share of the Suoftec joint venture’s net income equated to $1.2 million, or $0.05 per diluted share.
The resulting net income for the second quarter of 2006 was $2.1 million, or $0.08 per diluted share, compared to net income of $4.3 million, or $0.16 per diluted share. For the six-month periods, the net income for 2006 was $3.2 million, or $0.12 per diluted share, compared to net income of $14.2 million, or $0.54 per diluted share, for the same period last year.
Financial Condition, Liquidity and Capital Resources
Our sources of liquidity include cash and short-term investments, net cash provided by operating activities and other external sources of funds. Working capital and the current ratio were $247.7 million and 3.0:1, respectively, at June 30, 2006 versus $249.1 million and 3.3:1 at December 31, 2005. We have no long-term debt. As of June 30, 2006, our cash and short-term investments totaled $88.5 million compared to $107.3 million at December 31, 2005 and $120.5 million at June 30, 2005. The decrease in cash and short-term investments since June 30, 2005 was due principally to our funding a higher level of capital expenditures, primarily for our new state-of-the-art wheel facility being constructed in Chihuahua, Mexico. All working capital requirements, funds required for investing activities, cash dividend payments and repurchases of our common stock are funded from internally generated funds, proceeds from exercise of stock options or existing cash and short-term investments. Our cash position is forecasted to be more than sufficient to fund our working capital and capital investment requirements for the next twelve months.

Net cash provided by operating activities decreased $16.6 million to $27.3 million for the six months ended June 30, 2006, compared to $43.9 million for the same period a year ago, due principally to an unfavorable change in working capital requirements during the current period offsetting the $10.6 million decrease in net income. A favorable change in accounts payable of $18.3 million, due primarily to the timing of payments for raw materials, capital expenditures and wheel purchases from our joint venture in Hungary, offset unfavorable changes in accounts receivable of $17.4 million, inventories of $7.2 million and income taxes payable of $10.8 million.
The principal investing activities during the six months ended June 30, 2006 were acquiring $64.8 million in short-term investments, funding $47.3 million of capital expenditures and selling $97.0 million of short-term investments. Similar investing activities during the same period a year ago included funding $44.5 million of capital expenditures, acquiring $77.5 million of short-term investments and selling $44.6 million of short-term investments. Capital expenditures in the current period include approximately $35.3 million for our new wheel manufacturing facility in Chihuahua, Mexico, compared to $19.3 million in the same period a year ago. The balance of the 2006 and 2005 capital expenditures were for ongoing improvements to our existing facilities, none of which were individually significant.
Financing activities during the six months ended June 30, 2006 were for the payment of cash dividends on our common stock totaling $8.5 million. Similar financing activities during the same period a year ago including cash dividend payments of $8.3 million.
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
Revenue Recognition — Our products are manufactured to customer specification under standard purchase orders. We ship our products to OEM customers based on release schedules provided weekly by our customers. Our sales and production levels are highly dependent upon these weekly forecasted production levels of our customers. Sales of these products, net of estimated pricing adjustments, and their related costs are recognized when title and risk of loss transfers to the customer, generally upon shipment. A portion of our selling prices to OEM customers is attributable to the aluminum content of our wheels. Our selling prices are adjusted periodically for changes in the current aluminum market based upon specified aluminum price indices during specific pricing periods, as agreed with our customers. Wheel program development revenues for the development of wheels and related initial tooling that are reimbursable by our customers are recognized as such related costs and expenses are incurred and recoverability is confirmed by the issuance of a customer purchase order.
Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts receivable based upon the expected collectibility of all trade receivables. The allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.
Inventories — Inventories are stated at the lower of cost or market value and categorized as raw material, work-in-process or finished goods. When necessary, management uses estimates of net realizable value to record inventory reserves for obsolete and/or slow-moving inventory. Our inventory values, which are based upon standard costs for raw materials and labor and overhead established at the beginning of the year, are adjusted to estimated actual costs through the recording of a first-in, first-out (FIFO) adjustment. Current raw material prices and labor and overhead costs are utilized in developing these adjustments.

Impairment of Long-Lived Assets – Our policy regarding long-lived assets is to evaluate the recoverability of its assets at least annually or when the facts and circumstances suggest that the assets may be impaired. This assessment of fair value is performed based on the estimated undiscounted cash flows compared to the carrying value of the assets. If the future cash flows (undiscounted and without interest charges) is less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. See Note 16 – Discontinued Operations in the notes to the consolidated condensed financial statements of this Quarterly Report on Form 10-Q for additional information.
Retirement Plans — Subject to certain vesting requirements, our unfunded retirement plans generally provide for a benefit based on final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. The net pension cost and related benefit obligations are based on, among other things, assumptions of the discount rate, future salary increases and the mortality of the participants. The periodic costs and related obligations are measured using actuarial techniques and assumptions.
Product Liability and Loss Reserves — Workers’ compensation accruals are based upon reported claims in process and actuarial estimates for losses incurred but not reported. Loss reserves, including incurred but not reported reserves, are based on estimates developed by third party administrators and actuaries, and ultimate settlements may vary significantly from such estimates due to increased claims frequency or the severity of claims.
Income Tax Reserves – Despite our belief that our tax return positions are consistent with applicable tax laws, experience has shown that taxing authorities can challenge certain positions. Settlement of any challenge can result in no change, a complete disallowance or some partial adjustment reached through negotiations or even litigation. Accordingly, accounting judgment is required in evaluating our tax reserves, which are adjusted only in light of substantive changes in facts and circumstances, such as the resolution of an audit by taxing authorities or the expiration of a statute of limitations. Accordingly, our tax expense for a given period will include reserve provisions for newly identified exposures, as well as reserve reductions for exposures resolved through audit, expiration of a statute of limitations or other substantive changes in facts and circumstances. See Note 8 for further discussion.
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
In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This Interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation will be a two-step process. The first step will determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized. The second step will measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this Interpretation.
Risk Management
We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products.
We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies – the Mexican Peso and the Euro. The value of the Mexican Peso relative to the U.S. Dollar declined by 7 percent for the first six months of 2006. The Euro experienced a 5 percent increase in value relative to the U.S. dollar for the first six months of 2006. Foreign currency transaction gains and losses, which are included in other income (expense) in the consolidated condensed statements of operations, have not been material.
Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations from foreign denominated receivables, payables or purchase obligations. At June 30, 2006, we held open foreign currency Euro forward contracts totaling $1.9 million, with an unrealized loss of $47,000. At December 31, 2005, we held open foreign currency Euro forward contracts totaling $10.7 million, with an unrealized loss of $200,000 million. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percentage changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by a similar percentage of the current market value. We do not have similar derivative instruments for the Mexican Peso.
When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas over the next two years. The contract value and fair value of these purchase commitments approximated $8.6 million and $8.7 million, respectively, at June 30, 2006. Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We may from time to time make written or oral statements that are “forward-looking”, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, (Exchange Act) including statements contained in this report and other filings with the SEC and reports and other public statements to our shareholders. These statements may, for example, express expectations or projections about future actions or results that we may anticipate but, due to developments beyond our control, do not materialize. Actual results could differ materially because of issues and uncertainties such as those listed under Item 1A — Risk Factors in Part II of this Quarterly Report on Form 10-Q and in Item 1A – Risk Factors in Part I in our 2005 Annual Report on Form 10-K, which, among others, should be considered in evaluating our financial outlook. We assume no obligation to update publicly any forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management”.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The company’s management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on the material weaknesses described below, the CEO and CFO have concluded that the company’s disclosure controls and procedures were not effective as of June 30, 2006.
Notwithstanding the material weaknesses that existed at June 30, 2006, management believes that the financial statements, and other financial information included in this report, fairly present in all material respects in accordance with accounting principles generally accepted in the United States of America our financial condition, results of operations and cash flows as of, and for, the periods presented in this report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changing conditions, or that the degree of compliance with policies or procedure may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in the company’s internal control over financial reporting as of June 30, 2006:
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
Remediation Steps to Address the Material Weaknesses
Summarized below are some of the remediation measures that we are implementing or plan to implement in response to the material weaknesses discussed above. We also describe the interim measures we undertook in an effort to mitigate the possible risks of these material weaknesses in connection with the preparation of the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2006 and through the date of the filing of this Form 10-Q, we have taken the following steps in an effort to remediate the deficiencies in our disclosure controls and procedures and the material weaknesses identified above. We will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate:
1)	We are currently in search of key employees with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America commensurate with the company’s financial reporting requirements. However, continued turnover, specifically the voluntary resignation of the Director of Taxation and the Corporate Tax Manager, and lack of adequate internal staff in the accounting and finance department during the six months ended June 30, 2006 with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America resulted in the loss of knowledge and experience with regard to our accounting policies and procedures and increased the amount of time required to perform control procedures and develop the financial information necessary to prepare the necessary filings with the SEC. Consequently, this turnover and lack of adequate internal staff have made it difficult and time consuming to complete the tasks necessary to prepare this Quarterly Report on Form 10-Q.
2)	Under the supervision and direction of the CFO and as a result of the voluntary resignation of the Director of Taxation in April 2006 and the voluntary resignation of the Corporate Tax Manager in May 2006, we have increased the level of involvement of external tax advisors in the fiscal year 2006 interim reporting process of income taxes payable, the current and deferred income tax provision and the related deferred tax assets and liabilities. Specifically, we have adopted the methodology recommended by our external tax advisors used in the determination of the current and deferred income tax provision and the related deferred tax assets and liabilities and increased the level of review of our external tax advisors in an effort to ensure the completeness and accuracy of the income tax payable and related deferred tax asset and liability accounts presented in our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q.

3)	We have standardized our process of period-end valuation of our aluminum inventory and have conducted a detailed review to ensure that the period-end valuation of our aluminum inventory reported in our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q was determined in accordance with accounting principles generally accepted in the United States of America.
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
Changes in Internal Control Over Financial Reporting
Other than the changes described above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1A. Risk Factors
The following are the material changes to the risk factors contained in Item 1A – Risk Factors in our 2005 Annual Report on Form 10-K.
Effective Internal Controls Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting. Many of our key controls rely on maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America in order to operate effectively. If we are unable to attract, hire, train and retain a sufficient complement of qualified personnel required to operate these controls effectively, our financial statements may contain material misstatements, unintentional errors, or omissions that are not prevented or detected and late filings with regulatory agencies may occur. In addition, we may continue to report material weaknesses in our internal controls over financial reporting similar to the material weaknesses reported in our 2005 Annual Report on Form 10-K and in Item 4 in Part I of this Quarterly Report on Form 10-Q. Continued reporting of material weaknesses may result in negative perceptions of our business among our customers, suppliers, investors and others, which may have a material adverse impact our business.
Impact of Aluminum Pricing — The cost of aluminum is a significant component in the overall production cost of a wheel. Additionally, a portion of our selling prices to OEM customers is tied to the cost of aluminum. Our selling prices are adjusted periodically to current aluminum market conditions based upon market price changes during specific pricing periods. Theoretically, assuming selling price adjustments and raw material purchase prices move at the same rate, as the price of aluminum increases, the effect is an overall decrease in the gross margin percentage, since the gross profit in absolute dollars would be the same. The opposite would then be true in periods during which the price of aluminum decreases.
However, since the pricing periods and pricing methodologies during which selling prices are adjusted for changes in the market prices of aluminum differ for each of our customers, and the selling price changes are fixed for various periods, our selling price adjustments may not entirely offset the increases or decreases experienced in our aluminum raw material purchase prices. This is especially true during periods of frequent increases or decreases in the market price of aluminum and when a portion of our aluminum purchases is via long-term fixed purchase agreements. Accordingly, our gross profit is subject to fluctuations, since the change in the aluminum content of selling prices does not necessarily match the change in the aluminum raw material purchase prices during the period being reported, which may have a material adverse effect on our operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of our common stock during the second quarter of 2006.
Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Shareholders was held on May 12, 2006, for the purpose of electing three Directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act and there was no solicitation in opposition to management’s solicitation. There were 26,626,191 shares of our common stock issued, outstanding and entitled to vote as of the record date, March 27, 2006. There were present at the meeting, in person or by proxy, the holders of 24,061,666 shares, representing 90.4% of the total shares outstanding and entitled to vote at the meeting. Accordingly, 9.6%, or 2,548,525 shares were not present at the meeting, in person or by proxy.
All of management’s nominees for Director as listed in the proxy statement were elected for a three-year term with the following vote:

Nominee	Shares Voted For	Shares Withheld
Jack H. Parkinson	23,977,074	84,592
Philip W. Colburn	23,976,397	85,268
R. Jeffrey Ornstein	20,967,208	3,094,458

The following incumbent Directors will have their terms of office expire as of the date of the Annual Meeting of Shareholders in the years indicated below:

Incumbent Director	Year
Louis L. Borick	2008
Steven J. Borick	2008
Raymond C. Brown	2008
Sheldon I Ausman	2007
V. Bond Evans	2007
Michael J. Joyce	2007
Item 6. Exhibits
a) Exhibits:
31.1	Certification of Steven J. Borick, President and Chief Executive Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of R. Jeffrey Ornstein, Vice President and Chief Financial Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Steven J. Borick, President and Chief Executive Officer, and R. Jeffrey Ornstein, Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date August 4, 2006	/s/ Steven J. Borick
Steven J. Borick
President and Chief Executive Officer

Date August 4, 2006	/s/ R. Jeffrey Ornstein
R. Jeffrey Ornstein
Vice President and Chief Financial Officer