Form 10-Q
period 2006-09-24
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2006-11-09
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 24, 2006
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding at October 31, 2006
$0.50 Par Value	26,610,191

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Superior Industries International, Inc.
Consolidated Condensed Statements of Operations
(Thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
NET SALES	$174,288	$178,289	$577,693	$598,260
Cost of sales	177,999	173,151	568,005	564,083

GROSS PROFIT (LOSS)	(3,711)	5,138	9,688	34,177

Selling, general, and administrative expenses	6,011	5,583	18,861	15,906
Impairment of long-lived assets	4,353	—	4,353	—

INCOME (LOSS) FROM OPERATIONS	(14,075)	(445)	(13,526)	18,271

Interest income, net	1,356	1,331	4,176	3,844
Equity in earnings of joint ventures	1,127	1,645	2,750	4,037
Other income (expense), net	277	396	(514)	68

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(11,315)	2,927	(7,114)	26,220

Income tax benefit (provision)	2,519	(1,191)	1,982	(6,123)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(8,796)	1,736	(5,132)	20,097

Discontinued operations, net of taxes of $(735) and $777 for the three months ended and $(434) and $2,156 for the nine months ended	1,085	(1,869)	638	(7,215)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(7,711)	(133)	(4,494)	12,882

Cumulative effect of accounting change, net of taxes	—	—	—	1,225

NET INCOME (LOSS)	$(7,711)	$(133)	$(4,494)	$14,107

EARNINGS (LOSS) PER SHARE — BASIC:

Income (loss) from continuing operations	$(0.33)	$0.07	$(0.19)	$0.75
Discontinued operations	0.04	(0.07)	0.02	(0.27)
Cumulative effect of accounting change	—	—	—	0.05

Net income (loss)	$(0.29)	$—	$(0.17)	$0.53

EARNINGS (LOSS) PER SHARE — DILUTED:

Income (loss) from continuing operations	$(0.33)	$0.07	$(0.19)	$0.75
Discontinued operations	0.04	(0.07)	0.02	(0.27)
Cumulative effect of accounting change	—	—	—	0.05

Net income (loss)	$(0.29)	$—	$(0.17)	$0.53

DIVIDENDS DECLARED PER SHARE	$0.160	$0.160	$0.480	$0.475

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Balance Sheets
(Thousands of dollars, except per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,493	$48,824
Short-term investments	24,600	58,525
Accounts receivable, net	132,033	135,501
Inventories, net	109,675	107,726
Deferred income taxes	7,951	2,585
Other current assets	23,976	6,579

Total current assets	356,728	359,740

Property, plant and equipment, net	311,601	292,289
Investments	47,866	59,572
Other assets	8,709	7,878

Total assets	$724,904	$719,479

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,210	$53,527
Accrued expenses	44,408	39,401
Income taxes payable	6,665	17,706

Total current liabilities	120,283	110,634

Executive retirement liabilities	19,423	18,747
Deferred income taxes	23,584	11,950
Commitments and contingent liabilities (see Note 15)	—	—
Shareholders’ equity
Preferred stock, $25.00 par value Authorized — 1,000,000 shares Issued — none	—	—
Common stock, $0.50 par value Authorized — 100,000,000 shares Issued and outstanding — 26,610,191 shares (26,610,191 shares at December 31, 2005)	13,305	13,305
Additional paid-in-capital	25,164	22,996
Accumulated other comprehensive loss	(42,150)	(40,717)
Retained earnings	565,295	582,564

Total shareholders’ equity	561,614	578,148

Total liabilities and shareholders’ equity	$724,904	$719,479

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Statements of Cash Flows
(Thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
NET CASH PROVIDED BY OPERATING ACTIVITIES	$45,579	$47,297

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of marketable securities	123,439	132,000
Purchases of marketable securities	(79,761)	(111,570)
Additions to property, plant and equipment	(66,815)	(65,781)

NET CASH USED IN INVESTING ACTIVITIES	(23,137)	(45,351)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid	(12,773)	(12,513)
Repurchases of common stock	—	(377)
Stock options exercised	—	128

NET CASH USED IN FINANCING ACTIVITIES	(12,773)	(12,762)

Net increase (decrease) in cash and cash equivalents	9,669	(10,816)

Cash and cash equivalents at the beginning of the period	48,824	91,344

Cash and cash equivalents at the end of the period	$58,493	$80,528

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Statement of Shareholders’ Equity
(Thousands of dollars, except per share data)
(Unaudited)

				Accumulated
	Common Stock			Other
	Number of		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
BALANCE AT DECEMBER 31, 2005	26,610,191	$13,305	$22,996	$(40,717)	$582,564	$578,148

Comprehensive Income (Loss):

Net (loss)	—	—	—	—	(4,494)	(4,494)

Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	—	—	—	(1,563)	—	(1,563)
Minimum pension liability adjustment	—	—	—	(594)	—	(594)
Unrealized gain (loss) on:
Forward foreign currency contracts	—	—	—	80	—	80
Marketable securities	—	—	—	644	—	644

Total comprehensive loss (a)						(5,927)

Stock-based compensation expense			2,168			2,168

Cash dividends declared ($0.48 per share)	—	—	—	—	(12,775)	(12,775)

BALANCE AT SEPTEMBER 30, 2006	26,610,191	$13,305	$25,164	$(42,150)	$565,295	$561,614

(a)	Comprehensive income, net of tax, was $13,130,000 for the nine months ended September 30, 2005, which included: net income of $14,107,000, foreign currency translation adjustment income of $912,000, forward foreign currency contract loss of $(1,768,000), an unrealized loss on pension of $(169,000) and an unrealized gain on marketable securities of $48,000.
See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
September 30, 2006
(Unaudited)
Note 1 — Nature of Operations
Headquartered in Van Nuys, California, the principal business of Superior Industries International, Inc. (referred to herein as the “company” or in the first person notation “we,” “us” and “our”) is the design and manufacture of aluminum road wheels for sale to Original Equipment Manufacturers (OEM). We are one of the largest suppliers of cast and forged aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary. Customers in North America represent the principal market for our products, with approximately 14 percent of our products being sold to international customers.
Ford Motor Company (Ford), General Motors Corporation (GM) and DaimlerChrysler AG (DaimlerChrysler) together represented approximately 87 percent of our total sales during the nine months of 2006 and 85 percent of annual sales in 2005. The loss of all or a substantial portion of our sales to Ford, GM or DaimlerChrysler would have a significant adverse impact on our financial results, unless the lost volume could be replaced. This risk is partially mitigated over the short-term due to the long-term relationships we have with our customers, including multi-year purchase orders related to approximately 238 different wheel programs. However, intense global competitive pricing pressure makes it increasingly difficult to maintain these contractual arrangements and there are no guarantees that similar arrangements could be negotiated in the future. The ultimate outcome of these pricing pressures is not known at this time and we expect this trend to continue into the future. Including our 50 percent owned joint venture in Europe, we also manufacture aluminum wheels for Audi, BMW, Isuzu, Jaguar, Land Rover, Mazda, MG Rover, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen.
The availability and demand for aluminum wheels are subject to unpredictable factors, such as changes in the general economy, the automobile industry, gasoline prices and consumer interest rates. The raw materials used in producing our products are readily available and are obtained through numerous suppliers with whom we have established trade relations.
We began manufacturing aluminum suspension and related underbody components using the licensed CobapressTM technology in 1999. Through 2005, we had made a significant investment in this business and had incurred significant losses since its inception. Due to the intense competition in the global automotive industry, the decision was made in the fourth quarter of 2005 to focus all of our resources on our core aluminum wheel business. Accordingly, an asset impairment charge against earnings totaling $34.0 million (pretax) was recorded in the fourth quarter of 2005 when we estimated that the future undiscounted cash flows of our aluminum suspension components business would not be sufficient to recover the carrying value of our long-lived assets attributable to that business.
On September 20, 2006, we entered into an Asset Purchase Agreement (“Agreement”) with Saint Jean Industries, Inc., a Delaware corporation, as buyer, and the buyer’s parent, Saint Jean Industries, SAS, a French simplified joint stock company, to sell substantially all of the assets and working capital of our suspension components business located in Heber Springs, Arkansas (“Suspension Components Business”). $10.0 million of the $17.0 million purchase price of the suspension components business, including a $2.0 million promissory note, was funded and the agreement completed on September 28, 2006 with title, risk and rewards transferring as of September 24, 2006. Accordingly, the results of operations are presented as discontinued operations in our consolidated condensed statements of operations for all periods presented. See Note 16 — Discontinued Operations for further discussion of the aluminum suspension components business.
On June 16, 2006, we announced that we were restructuring our chrome plating business located in Fayetteville, Arkansas, that would result in a lay off of approximately 225 employees during the third quarter of 2006. The restructuring of the chrome plating business was the result of a shift in customer preference to less expensive bright finishing processes that reduced the sales outlook for chromed wheel products. The shift away from chromed wheel products and the resulting impact on the company’s chrome plating business had been previously disclosed in the fourth quarter of 2005, when the company estimated that it would not be able to eventually recover the carrying value of certain machinery and equipment in the chrome plating operation. Accordingly, such assets were written down to their estimated fair value by recording an asset impairment charge against earnings of $7.9 million in the fourth quarter of 2005. At the same time, an accrual of $1.3 million was recorded for potential environmental exposure related to machinery and equipment shutdown and removal. Any additional environmental costs are not possible to estimate at this time, however an environmental assessment is currently underway. Any additional non-environmental costs related to this restructuring are currently estimated to be insignificant.
In light of our decision regarding the chrome plating business, we have decided to out source current and future customer requirements for chrome plated wheels to a third-party processor. The transition to the third-party processor was completed by the end of the third quarter of 2006. This restructuring does not affect the company’s bright polish operation, which is located at the same facility.
On September 15, 2006, we announced the planned closure of our wheel manufacturing facility located in Johnson City, Tennessee, and the resulting lay off of approximately 500 employees. The planned closure of the Johnson City facility is expected to be completed in the first quarter of 2007. This was the latest step in our program to rationalize our production capacity after the recent announcements by our customers of sweeping production cuts, particularly in the light truck and sport utility platforms, that have reduced our requirements for the near future. We expect to incur severance and other costs related to the closure of this facility of approximately $1.0 million over the next six months. Accordingly, an asset impairment charge against earnings totaling $4.4 million (pretax) was recorded in the third quarter of 2006 when we estimated that the future undiscounted cash flows of this facility would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility.
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
Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and, therefore, have not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and nine month periods ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006. The compensation expense is based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and for options granted subsequent to January 1, 2006 in accordance with the provisions of SFAS No. 123R. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with the intrinsic value method that followed the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and we provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to our stock-based compensation. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in our adoption of SFAS 123R. See Note 3 — Stock-Based Compensation to the consolidated condensed financial statements for a further discussion on stock-based compensation.
In 2005, we aligned the accounting period for our Suoftec 50-percent owned joint venture with the fiscal year period reported by our other operations. Our share of the joint venture’s net income was previously recorded one month in arrears. Our share of the joint venture’s operating results for all interim periods in 2005 have been adjusted to be comparable with this change in accounting principle which was effective in the first quarter of 2005. See Note 9 — 50 Percent Owned Joint Venture for further discussion.
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
Our 2006 fiscal quarters end on the last Sunday of the 13-week periods ending on March 26th, June 25th, September 24th and the 14-week period ending on December 31st. The fiscal third quarter 2005 comprises the 13-week period ended on September 25, 2005 and the 2005 fiscal year comprises the 52-week period ended on December 25, 2005. For convenience of presentation in these consolidated condensed financial statements, both fiscal quarters are referred to as ending September 30 and the fiscal year is referred to as ending as of December 31.
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the consolidated condensed statements of operations for the three months and nine months ended September 30, 2006 and 2005, (ii) the consolidated condensed balance sheets at September 30, 2006 and December 31, 2005, (iii) the consolidated condensed statements of cash flows for the nine months ended September 30, 2006 and 2005, and (iv) the consolidated condensed statement of shareholders’ equity for the nine months ended September 30, 2006. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain prior year amounts have been reclassified to conform to the 2006 financial statement presentation.
Note 3 — Stock-Based Compensation
We have stock option plans that authorize us to issue incentive and non-qualified stock options to our directors, officers and key employees totaling up to 7.2 million shares of common stock. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options. At September 30, 2006, there were 0.9 million shares available for future grants under these plans. Options are generally granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant. Options granted generally vest ratably over a four year period. Prior to January 1, 2006, we provided pro forma disclosure amounts in accordance with SFAS 148, as if the fair value method defined by SFAS 123 had been applied to our stock-based compensation.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and, therefore, have not restated prior periods’ results. Under this transition method, stock-based compensation expense for the three and nine month periods ended September 30, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123. For options granted subsequent to January 1, 2006, stock-based compensation expense was calculated in accordance with the provisions of SFAS No. 123R. We recognize these compensation costs net of applicable forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. We estimated the forfeiture rate for the three and nine-month periods ended September 30, 2006 based on our historical experience during the preceding six fiscal years.
Prior to the adoption of SFAS 123R, we presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. There were no stock options exercised in the first nine months of 2006. We received cash proceeds of $128,000 from stock options exercised in the first nine months of 2005.
For the three and nine months ended September 30, 2006, stock-based compensation expense related to stock option plans under SFAS 123R was allocated as follows:
(In thousands, except per share amounts)

	Three	Nine
Three and Nine Months Ended September 30, 2006	Months	Months
Cost of sales	$192	$478
Selling, general and administrative expenses	656	1,690

Stock-based compensation expense before income taxes	848	2,168
Income tax benefit	(53)	(364)

Total stock-based compensation expense after income taxes	$795	$1,804

Loss per share:
Basic and diluted	$0.03	$0.07

Since our only equity incentive plans have been, and are currently, stock option plans, the stock-based compensation expense recorded in 2006 in accordance with SFAS 123R is the impact of adoption of SFAS 123R. This expense is comparable to the stock-based compensation expense calculated in accordance with APB 25, previously disclosed as pro forma information in accordance with SFAS 123 and SFAS 148. The table below reflects the pro forma net earnings and basic and diluted earnings per share for the three and nine months ended September 30, 2005, had we applied the fair value recognition provisions of SFAS 123:

(In thousands, except per share amounts)

	Three	Nine
Three and Nine Months Ended September 30, 2005	Months	Months
Reported net income (loss)	$(133)	$14,107
Stock-based compensation expense included in reported net income, net of tax	—	—
Stock-based compensation expense determined under fair value method for all awards, net of tax	(716)	(6,208)

Pro forma net income (loss)	$(849)	$7,899

Earnings (loss) per share:
Basic and diluted — as reported	$0.00	$0.53

Basic and diluted — pro forma	$(0.03)	$0.30

The fair value of stock option grants in 2006 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

		Pro Forma
	2006	2005
Expected dividend yield (a)	3.48%	2.48%
Expected stock price volatility (b)	31.21%	31.72%
Risk-free rate (c)	4.88%	4.45%
Expected life of options in years (d)	7.48	7.79
Weighted-average grant-date fair value of options granted during the period	$4.98	$8.06

(a)	Our current intention is to pay cash dividends of $0.16 per share each quarter on our common stock.

(b)	Expected volatility is based on the historical volatility of our stock price, over the expected life of the option.

(c)	The risk-free rate is based upon the rate on a U.S. Treasury bill for the period representing the average remaining contractual life of all options in effect at the time of the grant.

(d)	The expected term of the option is based on historical employee exercise behavior, the vesting terms of the respective option and a contractual life of ten years.
The following table summarizes stock option activity pursuant to our stock option plans for the first nine months of 2006:

		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Outstanding	Price	In Years	Value
Balance at December 31, 2005	2,367,255	$30.28
Granted	1,007,200	17.72
Exercised	—	—
Cancelled	(115,338)	29.53

Balance at September 30, 2006	3,259,117	$26.42	7.15	$—

Options vested or expected to vest	3,196,419	$26.50	7.11	$—

Exercisable at September 30, 2006	1,951,011	$28.90	5.77	$—

The aggregate intrinsic value represents the total pretax difference between the closing stock price on the last trading day of the reporting period and the option exercise price, multiplied by the number of in-the-money options. This is the amount that would have been received by the option holders had they exercised and sold their options on that day. This amount varies based on changes in the fair market value of our common stock. The closing price of our common stock on the last day of the quarter was $16.38, which was below the exercise price of all outstanding stock options. Accordingly, there was no intrinsic value as of that date.
As of September 30, 2006, there was $7.4 million of unrecognized stock-based compensation expense related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 3.21 years.

Note 4 — New Accounting Standards
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. We are currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.
In September 2006, the FASB released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (FAS 158). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The recognition and disclosure provisions of FAS 158 will be required to be adopted as of December 31, 2006. We are currently reviewing the requirements of FAS 158 to determine the impact on our financial position and results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The new guidance requires additional quantitative testing to determine whether a misstatement is material. We will implement SAB No. 108 for the filing of our 2006 Annual Report on Form 10-K. We are currently assessing the impact, if any, of the adoption of SAB No. 108.
Note 5 — Business Segments
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” directs companies to use the “management approach” for segment reporting. This approach reflects management’s aggregation of business segments and is consistent with how the company and its key decision-makers assess operating performance, make operating decisions, and allocate resources. This approach also considers the existence of managers responsible for each business segment and how information is presented to the company’s Board of Directors. Historically, we had aggregated the automotive wheels and the components operations into one reportable segment based on the aggregation criteria included in SFAS No. 131, including the expectation that the long-term financial performance and economic characteristics of the components segment would be similar to the automotive wheels segment. In late 2005, we concluded that the components segment would not achieve the expected long-term financial performance initially contemplated and we, therefore, disaggregated the components operating segment on the basis of dissimilar long-term economic characteristics. As previously discussed, we sold substantially all of the assets and working capital of the components business to Saint Jean Industries on September 24, 2006. Accordingly, the results of operations and the gain on the sale of the components segment is classified as discontinued operations in our consolidated condensed statements of operations. We currently have only one reportable operating segment — automotive wheels.

Net sales and net property, plant and equipment by geographic area are summarized below.

(Thousands of dollars)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales:
U.S.	$118,913	$143,444	$434,936	$468,420
Mexico	55,375	34,845	142,757	129,840

Consolidated net sales	$174,288	$178,289	$577,693	$598,260

	September 30,	December 31,
	2006	2005
Property, plant and equipment, net:
U.S.	$143,995	$170,064
Mexico	167,606	122,225

Consolidated property, plant and equipment, net	$311,601	$292,289

Note 6 — Revenue Recognition
Sales of products and any related costs are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Wheel program development revenues, representing internal development expenses and initial tooling that are reimbursable by our customers, are recognized as such related costs and expenses are incurred and recoverability is probable, generally upon receipt of a customer purchase order. Net sales include wheel program development revenues of $4.2 million and $4.3 million for the three months ended September 30, 2006 and 2005, respectively, and $15.1 million and $13.4 million for the nine months ended September 30, 2006 and 2005, respectively.
Note 7 — Earnings (Loss) Per Share
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average shares outstanding — basic	26,610,000	26,610,000	26,610,000	26,616,000
Weighted average dilutive stock options	—	—	—	7,000

Weighted average shares outstanding — dilutive	26,610,000	26,610,000	26,610,000	26,623,000

The following potential shares of common stock were excluded from the diluted earnings per share calculations during the respective periods since they were anti-dilutive: for the three months ended September 30, 2006, options to purchase 3,259,000 shares at prices ranging from $16.92 to $42.87 per share; for the three months ended September 30, 2005, options to purchase 2,322,000 shares at prices ranging from $23.25 to $42.87 per share; for the nine months ended September 30, 2006, options to purchase 3,259,000 shares at prices ranging from $16.92 to $42.87 per share; and, for the nine months ended September 30, 2005, options to purchase 2,286,000 shares at prices ranging from $24.80 to $42.87 per share. Additionally, 4,629 shares at prices ranging from $20.63 to $22.88 per share were excluded from the diluted loss per share calculation for the three months September 30, 2005 because they would have been anti-dilutive due to the net loss for the period.

Note 8 — Income Taxes
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
The income tax benefit (provision) on income from continuing operations for the three-month periods ended September 30, 2006 and 2005 were $2.5 million, or 22.3 percent, and $(1.2) million, or 40.7 percent, respectively. These rates reflect cumulative changes in the estimated effective tax rates for the year, as calculated at the end of the third quarter, and any changes in the current quarter to our contingent tax reserves. The income tax benefit (provision) on income from continuing operations for the nine-month periods ended September 30, 2006 and 2005 were $2.0 million, or 27.9 percent and $(6.1) million, or 23.4 percent, respectively. The 2006 year-to-date tax benefit on income from continuing operations included a tax provision of $0.0 million at the estimated annual effective tax rate of less than one percent and discrete items related to reductions in previously estimated tax reserves and other tax adjustments totaling $2.0 million, including the $0.9 million reduction of reserves due to the expiration of a tax statute that was reported in the first quarter. The less than one percent estimated annual effective tax rate was the result of the net tax benefit from the federal statutory rate, foreign income tax rate differences and tax credits being offset by tax provisions from permanent tax differences, changes in contingency reserves and state income taxes. The 2005 year-to-date tax provision on income from continuing operations included a tax provision of $6.1 million at an effective tax rate of 23.4 percent.
Note 9 — 50-Percent Owned Joint Venture
Included below are summary statements of operations for Suoftec Light Metal Products, Ltd. (Suoftec), our 50-percent owned joint venture in Hungary, which manufactures cast and forged aluminum wheels principally for the European automobile industry. Being 50-percent owned and non-controlled, Suoftec is not consolidated, but accounted for using the equity method. The elimination of intercompany profits in inventory adjusted our share of the joint venture’s net income for the third quarter of 2006 and 2005 to $1.1 million and $1.7 million, respectively, and for the first nine months of 2006 and 2005 to $2.7 million and $4.0 million, respectively.
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
(Thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$30,490	$25,994	$94,072	$79,829
Gross profit	$3,699	$3,892	$9,578	$11,731
Net income	$1,915	$2,796	$5,578	$8,105
Superior’s share of net income	$958	$1,398	$2,789	$4,053
Note 10 — Cash and Short-Term Investments
(Thousands of dollars)

	September 30,	December 31,
	2006	2005
Cash and cash equivalents	$58,493	$48,824
Short-term investments	$24,600	$58,525
During the nine month period ended September 30, 2006, we purchased $79.7 million of short-term investments, sold $123.4 million of short-term investments, and reclassified to short-term from long-term investments, $9.8 million representing a corporate debt security maturing within twelve months, for a net decrease of $33.9 million. Short-term investments include high-grade interest bearing debt securities that are classified as held-to-maturity, which are carried at cost. We do not hold securities for speculation or trading purposes.
Note 11 — Accounts Receivable
(Thousands of dollars)

	September 30,	December 31,
	2006	2005
Trade receivables	$120,377	$120,646
Wheel program development receivables	7,357	6,842
Other receivables	6,563	10,013

	134,297	137,501

Allowance for doubtful accounts	(2,264)	(2,000)

	$132,033	$135,501

Note 12 — Inventories
(Thousands of dollars)

	September 30,	December 31,
	2006	2005
Raw materials	$14,280	$26,513
Work in process	29,284	24,590
Finished goods	66,111	56,623

	$109,675	$107,726

Inventories, which include material, labor and factory overhead, are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method of valuation.
Note 13 — Property, Plant and Equipment
(Thousands of dollars)

	September 30,	December 31,
	2006	2005
Land and buildings	$92,734	$76,578
Machinery and equipment	478,378	473,962
Leasehold improvements and others	13,816	12,506
Construction in progress	70,826	74,574

	655,754	637,620
Accumulated depreciation	(344,153)	(345,331)

	$311,601	$292,289

Depreciation expense was $8.6 million and $10.8 million for the three months ended September 30, 2006 and 2005, respectively. These amounts include depreciation expense related to the components business of $0.3 million and $1.2 million for the three months ended September 30, 2006 and 2005, respectively, which was included in loss from discontinued operations. Depreciation expense was $28.9 million and $32.1 million for the nine months ended September 30, 2006 and 2005, respectively. These amounts include depreciation expense related to the components business of $0.8 million and $3.6 million for the nine months ended September 30, 2006 and 2005, respectively, which was included in loss from discontinued operations. See Note 16 — Discontinued Operations for further discussion of the aluminum suspension components business.
Note 14 — Retirement Plans
We have an unfunded supplemental executive retirement plan covering our directors, officers, and other key members of management. We purchase life insurance policies on each of the participants to provide for future liabilities. Subject to certain vesting requirements, the plan provides for a benefit based on the final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. For the three and nine months ended September 30, 2006, payments to retirees of approximately $133,000 and $398,000, respectively, have been made in accordance with this plan. We presently anticipate payments to retirees totaling $541,000 for 2006. The increase in the 2006 net periodic pension cost over 2005 is due to the addition of several new participants to the plan with atypical short vesting periods, a reduction in the discount rate from 6.0% to 5.5% and an update to a more current mortality table.
(Thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$225	$183	$682	$550
Interest cost	253	227	769	681
Net amortization	82	40	249	119

Net periodic pension cost	$560	$450	$1,700	$1,350

Note 15 — Commitments and Contingencies
We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, we believe all such matters are adequately provided for, covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position. For additional information concerning contingencies, risks and uncertainties, see Note 18 — Risk Management.
Note 16 — Discontinued Operations
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
On September 20, 2006, we entered into an agreement with Saint Jean Industries, Inc., a Delaware corporation, as buyer, and the buyer’s parent, Saint Jean Industries, SAS, a French simplified joint stock company, to sell substantially all of the assets and working capital of our suspension components business for $17.0 million, including a $2.0 million promissory note. Although title to the assets of this business transferred to the buyer on September 24, 2006, because the consideration we received on that date consisted of a $15.0 million unsecured commitment and a $2.0 promissory note, we could not recognize this transfer as a sale for accounting purposes at that point in time. The $15.0 million of cash consideration was received within two weeks after the September 24, 2006 transfer, and the sale was recognized for accounting purposes at that time. At September 24, 2006, $15.0 million, representing the net assets of the business transferred under the contractual arrangement, was included as a component of other current assets in our balance sheet. The $2.0 million promissory note is due in two equal installments on the 24th and 36th month anniversary date of the completion date, and bears interest at LIBOR plus 1%, adjusted quarterly.
Note 17 — Impairment of Long-Lived Assets and Other Charges
On June 16, 2006, we announced that we were restructuring our chrome plating business located in Fayetteville, Arkansas, that would result in a lay off of approximately 225 employees during the third quarter of 2006. The restructuring of the chrome plating business was the result of a shift in customer preference to less expensive bright finishing processes that reduced the sales outlook for chromed wheel products. The shift away from chromed wheel products and the resulting impact on the company’s chrome plating business had been previously disclosed in the fourth quarter of 2005, when the company estimated that it would not be able to eventually recover the carrying value of certain machinery and equipment in the chrome plating operation. Accordingly, such assets were written down to their estimated fair value by recording an asset impairment charge against earnings of $7.9 million in the fourth quarter of 2005. At the same time, an accrual of $1.3 million was recorded for potential environmental exposure related to machinery and equipment shutdown and removal. Any additional environmental costs are not possible to estimate at this time, however an environmental assessment is currently underway. Any additional non-environmental costs related to this restructuring are currently estimated to be insignificant. In addition, our decision to out source current and future customer requirements for chrome plated wheels to a third-party processor was completed by the end of the third quarter of 2006. This restructuring does not affect the company’s bright polish operation, which is located at the same facility.
On September 15, 2006, we announced the planned closure of our wheel manufacturing facility located in Johnson City, Tennessee, and the resulting lay off of approximately 500 employees. The planned closure of the Johnson City facility is expected to be completed in the first quarter of 2007. This was the latest step in our program to rationalize our production capacity after the recent announcements by our customers of sweeping production cuts, particularly in the light truck and sport utility platforms, that have reduced our requirements for the near future. We expect to incur severance and other costs related to the closure of this facility of approximately $1.0 million over the next six months. Accordingly, an asset impairment charge against earnings totaling $4.4 million (pretax), reducing the carrying value of certain assets at the Johnson City facility to their respective fair values, was recorded in the third quarter of 2006 when we estimated that the future undiscounted cash flows of our facility would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility. We estimated the fair value of the long-lived assets based on an independent appraisal of the assets. These assets are classified as held and used, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, until they are available for immediate sale at which time they will be classified as held for sale.
Note 18 — Accounting Change
During the first quarter of 2006, we elected to change our interim reporting method of accounting for planned major maintenance activities during annual plant shutdown periods. Prior to 2006, these costs, which were fully expensed for annual reporting purposes, were recognized on a pro rata basis in each interim period of the fiscal year through the use of accruals or deferrals. At the end of any annual period, there were no remaining accruals or deferrals, and this policy only impacted the allocation of expense within the interim periods. Beginning with the first quarter of 2006, we decided to apply the same method of accounting for planned major maintenance activities in our interim financial reporting periods as we had historically used in our annual financial reporting periods, which is to expense these costs as incurred with no accrual or deferral. We believe this change to a preferable method of accounting is consistent with the predominant practice of our direct competitors. The effects of the change are immaterial to all previously reported interim periods and therefore no retrospective application to prior interim periods has been reflected.
Note 19 — Risk Management
We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products.
We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies — the Mexican Peso and the Euro. The value of the Mexican Peso relative to the U.S. Dollar declined by 4 percent for the first nine months of 2006. The Euro experienced, approximately, an 8 percent increase in value relative to the U.S. dollar for the first nine months of 2006. Foreign currency transaction gains and losses, which are included in other income (expense) in the consolidated condensed statements of operations, have not been material.
Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations from foreign denominated receivables, payables or purchase obligations. At September 30, 2006, we held open foreign currency Euro forward contracts totaling $1.0 million, with an unrealized loss of $9,500. At December 31, 2005, we held open foreign currency Euro forward contracts totaling $10.7 million, with an unrealized loss of $200,000. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percentage changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by a similar percentage of the current market value. We do not have similar derivative instruments for the Mexican Peso.
When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas over the next two years. The contract value and fair value of these purchase commitments approximated $17.4 million and $14.7 million, respectively, at September 30, 2006. Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Operating results in the third quarter continue to be impacted by lower production levels at our major customers. Overall production of passenger cars and light trucks in the third quarter was reported as being down approximately 9.2 percent versus the same period a year ago. However, production of the specific vehicles using our wheels was down approximately 17.0 percent, compared to a 16.4 percent decline for our unit shipments. Accordingly, our results were again impacted by low capacity utilization, particularly in our U.S. wheel plants, due to increasing volatility of our customers’ production and shipping requirements. Several of our customers have also recently announced severe production cuts in SUVs and other vehicle platforms that are important to us. Additionally, start-up costs associated with our new plant in Mexico will continue into our fourth quarter, when the new plant should begin its initial production phase .
In conjunction with our progress to rationalize our production capacity to more effectively balance plant utilization and cost against our customers’ changing requirements for pricing, wheel size, design, scheduling and volume, in mid-September, we announced the planned closure in the first quarter of 2007 of our wheel manufacturing facility in Johnson City, Tennessee. Our third quarter results include a pretax charge for the impairment of certain long-lived assets at that facility. We also expect to incur severance and other costs related to layoffs of approximately $1.0 million over the next six months.
In light of the additional capacity coming on line in our new facility in Mexico over the next twelve months, if North American production of passenger cars and light trucks using our wheel programs continues to decrease, it is possible that we will be unable to recover the full value of certain other production assets in our U.S. plants. We will continue to monitor the recoverability of these assets.
During the third quarter of 2006, we sold our aluminum suspension components business, which has been reported in discontinued operations during 2006, and completed the restructuring of our Van Nuys, California wheel manufacturing facility and the chrome plating operation in Fayetteville, Arkansas. The restructurings had a minimal impact on our results of operations. The operating results of the discontinued components business, prior to its sale at the end of September, was a slight profit.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and, therefore, have not restated prior periods’ results. Under this transition method, stock-based compensation expense in 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123. For options granted subsequent to December 31, 2005, stock-based compensation expense is recognized in accordance with the provisions of SFAS No. 123R. We recognize these compensation costs net of a forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. See Note 3 to the consolidated condensed financial statements for a further discussion on stock-based compensation.

Results of Operations
(Thousands of dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Selected data	2006	2005	2006	2005
Net sales	$174,288	$178,289	$577,693	$598,260
Gross profit (loss)	$(3,711)	$5,138	$9,688	$34,177
Percentage of net sales	-2.1%	2.9%	1.7%	5.7%
Income (loss) from operations	$(14,075)	$(445)	$(13,256)	$18,271
Percentage of net sales	-8.1%	-0.2%	-2.3%	3.1%
Net income (loss) from continuing operations	$(8,796)	$1,736	$(5,132)	$20,097
Percentage of net sales	-5.0%	1.0%	-0.9%	3.4%
Diluted earnings per share — continuing operations	$(0.33)	$0.07	$(0.17)	$0.75
Consolidated revenues in the third quarter of 2006 decreased $4.0 million, or 2.2 percent, to $174.3 million from $178.3 million in the same period a year ago. Excluding wheel program development revenues, which totaled $4.2 million in the third quarter of 2006 and $4.3 million in the third quarter of 2005, wheel sales decreased $3.9 million, or 2.2 percent, to $170.1 million from $174.0 million in the third quarter a year ago, as our wheel shipments decreased by 16.4 percent. The average selling price of our wheels increased 17.0 percent in the current quarter, as the pass-through price of aluminum increased the average selling price by approximately 13.1 percent, with the majority of the remaining increase due principally to a shift in sales mix to larger, higher-priced wheels in the current quarter.
Consolidated revenues in the first nine months of 2006 decreased $20.6 million, or 3.4 percent, to $577.7 million from $598.3 million in the same period a year ago. Excluding wheel program development revenues, which totaled $15.1 million in 2006 and $13.4 million in the first nine months of 2005, wheel sales decreased $22.3 million, or 3.8 percent, to $562.6 million from $584.9 million in the same period a year ago, as our wheel shipments decreased by 12.8 percent. The average selling price of our wheels increased 10.2 percent in the current period, with the pass-through price of aluminum increasing the average selling price by approximately 8.2 percent.
According to WARD’s AutoInfoBank, an industry data publication, overall North American production of light trucks and passenger cars during the third quarter of 2006 decreased approximately 9.2 percent, compared to our 16.4 percent decrease in aluminum wheel shipments. However, production of the specific light trucks and passenger cars using our wheel programs decreased approximately 17.0 percent, compared to our 16.4 percentage decrease in unit shipments. The principal unit shipment decreases in the current period compared to a year ago were for GM’s GMT 800 platform, Ford’s F Series, Mustang and Expedition vehicles, and DaimlerChrysler’s Dodge Durango. The principal unit shipment increases in the current period compared to a year ago were for GM’s Trail Blazer and G6, Ford’s Montego and DaimlerChrysler’s Dodge Magnum. Shipments to Ford increased to 31.0 percent of total OEM unit shipments from 30.6 percent a year ago, while GM decreased to 38.0 percent from 40.5 percent in 2005, and DaimlerChrysler decreased to 15.7 percent from 16.9 percent a year ago. Shipments to international customers increased to 15.3 percent from 12.0 percent a year ago, due principally to increased shipments for Nissan’s Altima, Subaru’s Outback and Toyota’s Camry platforms.
Consolidated gross profit decreased $8.8 million for the third quarter to a loss of $3.7 million, or (2.1) percent of net sales, compared to a profit of $5.1 million, or 2.9 percent of net sales, for the same period a year ago. However, the gross profit loss in 2006 includes $3.4 million of preproduction start-up costs of our new wheel plant in Mexico, compared to $0.2 million of such costs in the same period a year ago. The comparability of gross profit for the quarter was also affected by the methods used to recognize the impact of major maintenance activities during both periods. Beginning with the first quarter of 2006, we utilized the direct expense method to recognize these costs in interim periods, while in 2005 we used the accrual and deferral methods, which were acceptable methods under accounting principles generally accepted in the United States. The decision to change methods, which only affects interim reporting periods and not annual periods, was based on published views of the SEC and the accounting profession that the accrue in advance method will no longer be allowable. Had we used the direct expense method in 2005, gross profit in the third quarter would have been lower by $0.5 million. Accordingly, eliminating the preproduction costs from both periods and adjusting cost of sales in 2005 to the direct expense method for the major maintenance activities, the gross profit loss in the third quarter of 2006 was $0.3 million, or (0.2) percent of net sales, compared to a profit of $4.4 million, or 2.5% percent of net sales, a year ago, a decrease of $4.7 million.
The principal reasons for the decline in gross profit were the 16.4 percent decrease in unit shipments and the resulting similar decrease in production. Additionally, erratic customer ordering patterns that change weekly, if not more often, make it very difficult to plan production and staff facilities, which can lead to higher costs due to the required use of overtime. In this type of environment, it is extremely difficult to reduce costs while attempting to maintain a stable, experienced work force able to react to sudden changes in production requirements. Due to this situation, our plants were forced to shutdown for significant periods — in excess of three weeks in some cases. The costs of these shutdowns were fully expensed in the current quarter. Accordingly, gross profit was impacted by lower profit margins in many of our plants, due to plant utilization rates falling below historical levels, which resulted in our inability to absorb fixed costs.
Consolidated gross profit decreased $24.5 million for the first nine months of 2006 to $9.7 million, or 1.7 percent of net sales, compared to $34.2 million, or 5.7 percent of net sales, for the same period a year ago. Preproduction costs included in gross profit in 2006 were $6.8 million, compared to $0.4 million in 2005. Adjusting the major maintenance activities expense in 2005 to the direct expense method would reduce the year-to-date gross profit by $0.9 million. Accordingly, eliminating the preproduction costs from both periods and adjusting cost of sales in 2005 to the direct expense method for the major maintenance activities, the gross profit for the nine months of 2006 was $16.5 million, or 2.9 percent of net sales, compared to $33.7 million, or 5.6 percent of net sales, a year ago, a decrease of $17.2 million. The decline in year-to-date profitability was caused by the same factors that impacted profitability in the third quarter, as described above.
We are continuing to implement action plans to improve operational performance and mitigate the impact of the severe pricing environment in which we now operate. We must emphasize, however, that while we continue to reduce costs through process automation and identification of industry best practices, the curve of customer price reductions may continue to be steeper than our progress on these cost reductions for an indefinite period of time, due to the slow and methodical nature of these cost reduction programs. In addition, fixed price natural gas contracts that expire in the next two years may expose us to higher costs that cannot be immediately recouped in selling prices. The impact of these factors on our future financial position and results of operations will be negative, to an extent that cannot be predicted, and we may not be able to implement sufficient cost saving strategies to mitigate any future impact.
Selling, general and administrative expenses for the third quarter of 2006 were $6.0 million, or 3.4 percent of net sales, compared to $5.6 million in the same period in 2005, or 3.1 percent of net sales. For the nine-month periods, selling, general and administrative expenses were $18.9 million, or 3.3 percent of net sales, for 2006 compared to $15.9 million, or 2.7 percent of net sales, for the same period in 2005. In accordance with a recent accounting rule change related to stock options, as of the beginning of 2006, we began recording stock-based compensation expense related to our outstanding unvested stock options. Previously, the pro forma impact of stock-based compensation expense was included in a footnote to our interim and annual financial statements. The impact on selling, general and administrative expenses in the three and nine month periods ended September 30, 2006 was $0.7 million and $1.7 million, respectively. See Note 3 — Stock-Based Compensation of this Quarterly Report on Form 10-Q for further discussion of this change and the pro forma impact on the prior year. In addition, there were several accruals related to plant rationalization actions and increased professional fees, principally audit fees.
On September 15, 2006, we announced the planned closure of our wheel manufacturing facility located in Johnson City, Tennessee, and the resulting lay off of approximately 500 employees. The planned closure of the Johnson City facility is expected to be completed in the first quarter of 2007. This was the latest step in our program to rationalize our production capacity after the recent announcements by our customers of sweeping production cuts, particularly in the light truck and sport utility platforms, that have reduced our requirements for the near future. We expect to incur severance and other costs related to the closure of this facility of approximately $1.0 million over the next six months. Accordingly, an asset impairment charge against earnings totaling $4.4 million (pretax), reducing the carrying value of certain assets to their respective fair values, was recorded in the third quarter of 2006 when we estimated that the future undiscounted cash flows of our facility would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility. We estimated the fair value of the long-lived assets based on independent appraisals of the assets.
Equity in earnings of joint ventures is represented principally by our share of the equity earnings of our 50-percent owned joint venture in Hungary. In 2005, we aligned the accounting period for our Suoftec 50-percent owned joint venture with the fiscal year period reported by our other operations. Our share of the joint venture’s net income was previously recorded one month in arrears. The impact of this change in accounting principle added $1.2 million, or $0.05 per diluted share, to our net income in the first quarter of 2005, representing our share of Suoftec’s earnings for the month of December 2004. Additionally, our share of the joint venture’s operating results for all interim periods in 2005 have been adjusted to be comparable with this change in accounting principle effective in the first quarter of 2005. Our share of the joint venture’s net income, net of an adjustment for intercompany profit elimination, totaled $1.1 million in the third quarter of 2006 compared to $1.7 million in 2005. For the nine months, our share of the joint venture’s net income, net of an adjustment for intercompany profit elimination, was $2.7 million for 2006 and $4.0 million for 2005. The principal reason for the lower profitability in the current nine-month period was the timing of selling price adjustments for the change in aluminum cost increases. See Note 9 — 50-Percent Owned Joint Venture of this Quarterly Report on Form 10-Q for additional information regarding the Suoftec joint venture.
Net interest income for the third quarter increased slightly to $1.4 million from $1.3 million a year ago and was $4.2 million for the nine- month period in 2006, compared to $3.8 million for the same period in 2005. The increased net interest income in the 2006 periods was due primarily to an increase in the average rate of interest earned offsetting a decrease in the amount of cash invested during the respective periods.
The effective tax rate for the nine-month period of 2006 on the consolidated loss from continuing operations before taxes of $7.1 million was a benefit of 27.9 percent, or $2.0 million, compared to a tax provision of 23.4 percent in the same period a year ago. The tax benefit in the current period included a tax provision of $0.0 million at an effective tax rate of less than one percent, which was offset by a net reduction of tax reserves totaling $2.0 million, including the $0.9 million reduction of reserves due to the expiration of a tax statute that was reported in the first quarter. Accounting judgment is required when reserving for probable disallowance of identified tax exposures. Accounting rules dictate that general reserves are not allowed and that changed substantive facts or specific events must exist to change reserve amounts. The resolution of an audit by taxing authorities or the expiration of a statute of limitations governs when a reserve is no longer required for a given purpose. The principal reasons for the decrease in the 2006 expected annual effective tax rate, before discrete items, to less than one percent from the 23.4 percent a year ago were due to a decrease in federal tax credits, increase in state taxes and changes in permanent tax and foreign income rate differences resulting from a lower estimated pretax earnings in the current year.
As a result of the above, loss from continuing operations for the third quarter was $8.8 million compared to income of $1.7 million last year and loss of $5.1 million for the first nine months of 2006 compared to income of $20.1 million for the same period last year. Diluted earnings (loss) per share for continuing operations in the third quarter of 2006 was $(0.33) compared to $0.07 per diluted share in the same period a year ago and $(0.19) per diluted share for the first nine months of 2006 compared to $0.75 per diluted share last year.
On September 20, 2006, we entered into an Asset Purchase Agreement with Saint Jean Industries, Inc., for substantially all of the assets and liabilities of the components segment. Accordingly, the results of operations for the suspension components business is classified as discontinued operations in our consolidated condensed statements of operations. Discontinued operations for the third quarter of 2006 was income of $1.1 million, or $0.04 per diluted share, compared to a loss of $1.9 million, or $(0.07) per diluted share for the same period in 2005. This improvement was due to a reduction of $0.9 million of depreciation expense related to assets written off at December 31, 2005, to the net reimbursable component development costs improving by $0.9 million compared to a year ago and to improved plant utilization and increased trade sales. For the nine month periods, discontinued operations, was income of $0.6 million, or $0.02 per diluted share, compared to a loss of $7.2 million, or $(0.27) per diluted share, for the same period in 2005.
The resulting net loss for the third quarter of 2006 was $7.7 million, or $(0.29) per diluted share, compared to net loss of $0.1 million, or $0.00 per diluted share. For the nine-month periods, the net loss for 2006 was $4.5 million, or $(0.17) per diluted share, compared to net income of $14.1 million, or $0.53 per diluted share, for the same period last year.
Financial Condition, Liquidity and Capital Resources
Our sources of liquidity include cash and short-term investments, net cash provided by operating activities and other external sources of funds. Working capital and the current ratio were $236.4 million and 3.0:1, respectively, at September 30, 2006 versus $249.1 million and 3.3:1 at December 31, 2005. We have no long-term debt. As of September 30, 2006, our cash and short-term investments totaled $83.1 million compared to $107.3 million at December 31, 2005 and $117.4 million at September 30, 2005. The decrease in cash and short-term investments since September 30, 2005 was due principally to our funding a higher level of capital expenditures, primarily for our new state-of-the-art wheel facility being constructed in Chihuahua, Mexico. With the planned closing of our Johnson City wheel facility in early 2007, much of that plant’s recently purchased equipment will be transferred to other wheel facilities, thereby reducing future capital requirements. Accordingly, despite the reduced profitability experienced the last few years, for the foreseeable future, we expect all working capital requirements, funds required for investing activities, cash dividend payments and repurchases of our common stock to be funded from internally generated funds or existing cash and short-term investments.
Net cash provided by operating activities decreased $1.7 million to $45.6 million for the nine months ended September 30, 2006, compared to $47.3 million for the same period a year ago, due principally to an unfavorable change in working capital requirements during the current period offsetting the $18.6 million decrease in net income. Favorable changes in accounts payable of $15.3 million, due primarily to the timing of payments for raw materials, capital expenditures and wheel purchases from our joint venture in Hungary and other assets and liabilities of $12.9 million, offset unfavorable changes in inventories of $16.4 million and income taxes payable of $11.9 million.

The principal investing activities during the nine months ended September 30, 2006 were acquiring $79.8 million in short-term investments, funding $66.8 million of capital expenditures and selling $123.4 million of short-term investments. Similar investing activities during the same period a year ago included funding $65.8 million of capital expenditures, acquiring $111.6 million of short-term investments and selling $132.0 million of short-term investments. Capital expenditures in the current period include approximately $51.7 million for our new wheel manufacturing facility in Chihuahua, Mexico, compared to $30.4 million in the same period a year ago. The balance of the 2006 and 2005 capital expenditures were for ongoing improvements to our existing facilities, none of which were individually significant.
Financing activities during the nine months ended September 30, 2006 were for the payment of cash dividends on our common stock totaling $12.8 million. Similar financing activities during the same period a year ago including cash dividend payments of $12.5 million.
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
Impairment of Long-Lived Assets — Our policy regarding long-lived assets is to evaluate the recoverability of its assets at least annually or when the facts and circumstances suggest that the assets may be impaired. This assessment of fair value is performed based on the estimated undiscounted cash flows compared to the carrying value of the assets. If the future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. See Note 17 — Impairment of Long-Lived Assets and Other Charges in the notes to the consolidated condensed financial statements of this Quarterly Report on Form 10-Q for additional information.

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
Income Tax Reserves — Despite our belief that our tax return positions are consistent with applicable tax laws, experience has shown that taxing authorities can challenge certain positions. Settlement of any challenge can result in no change, a complete disallowance or some partial adjustment reached through negotiations or even litigation. Accordingly, accounting judgment is required in evaluating our tax reserves, which are adjusted only in light of substantive changes in facts and circumstances, such as the resolution of an audit by taxing authorities or the expiration of a statute of limitations. Accordingly, our tax expense for a given period will include reserve provisions for newly identified exposures, as well as reserve reductions for exposures resolved through audit, expiration of a statute of limitations or other substantive changes in facts and circumstances. See Note 8 — Income Taxes in the notes to the consolidated condensed financial statements of this Quarterly Report on Form 10-Q for further discussion.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. We are currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.
In September 2006, the FASB released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (FAS 158). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The recognition and disclosure provisions of FAS 158 will be required to be adopted as of December 31, 2006. We are currently reviewing the requirements of FAS 158 to determine the impact on our financial position and results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The new guidance requires additional quantitative testing to determine whether a misstatement is material. We will implement SAB No. 108 for the filing of our 2006 Annual Report on Form 10-K. We are currently assessing the impact, if any, of the adoption of SAB No. 108.
Risk Management
We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products.
We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies — the Mexican Peso and the Euro. The value of the Mexican Peso relative to the U.S. Dollar declined by 4 percent for the first nine months of 2006. The Euro experienced, approximately, an 8 percent increase in value relative to the U.S. dollar for the first nine months of 2006. Foreign currency transaction gains and losses, which are included in other income (expense) in the consolidated condensed statements of operations, have not been material.
Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations from foreign denominated receivables, payables or purchase obligations. At September 30, 2006, we held open foreign currency Euro forward contracts totaling $1.0 million, with an unrealized loss of $9,500. At December 31, 2005, we held open foreign currency Euro forward contracts totaling $10.7 million, with an unrealized loss of $200,000. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percentage changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by a similar percentage of the current market value. We do not have similar derivative instruments for the Mexican Peso.
When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas over the next two years. The contract value and fair value of these purchase commitments approximated $17.4 million and $14.7 million, respectively, at September 30, 2006. Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We may from time to time make written or oral statements that are “forward-looking”, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, (Exchange Act) including statements contained in this report and other filings with the SEC and reports and other public statements to our shareholders. These statements may, for example, express expectations or projections about future actions or results that we may anticipate but, due to developments beyond our control, do not materialize. Actual results could differ materially because of issues and uncertainties such as those listed under Item 1A — Risk Factors in Part II of this Quarterly Report on Form 10-Q and in Item 1A — Risk Factors in Part I in our 2005 Annual Report on Form 10-K, which, among others, should be considered in evaluating our financial outlook. We assume no obligation to update publicly any forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Risk Management”.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The company’s management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on the material weaknesses described below, the CEO and CFO have concluded that the company’s disclosure controls and procedures were not effective as of September 30, 2006.
Notwithstanding the material weaknesses that existed at September 30, 2006 as describe below, management believes that the financial statements, and other financial information included in this report, fairly present in all material respects in accordance with accounting principles generally accepted in the United States of America our financial condition, results of operations and cash flows as of, and for, the periods presented in this report.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changing conditions, or that the degree of compliance with policies or procedure may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in the company’s internal control over financial reporting as of September 30, 2006:
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

Remediation Steps to Address the Material Weaknesses
Summarized below are some of the remediation measures that have been implemented or are being implemented in response to the material weaknesses discussed above. We also describe the interim measures we undertook in an effort to mitigate the possible risks of these material weaknesses in connection with the preparation of the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2006 and through the date of the filing of this Form 10-Q, we have taken the following steps in an effort to remediate the deficiencies in our disclosure controls and procedures and the material weaknesses identified above. We will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate:
1)	We have hired key employees with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America commensurate with the company’s financial reporting requirements. These individuals have filled open positions within the accounting, finance and tax accounting areas. During the period of initial training and familiarization with our procedures, they were provided proper support from within the company or, if necessary, from outside advisors.

2)	Under the supervision and direction of the CFO, we have increased the level of involvement of external tax advisors in the fiscal year 2006 interim reporting process. Specifically, we have adopted the methodology recommended by our external tax advisors used in the determination of the current and deferred income tax provision and the related deferred tax assets and liabilities, and have increased the level of review by our external tax advisors in an effort to ensure the completeness and accuracy of the various tax data presented in our consolidated condensed financial statements.

3)	We have standardized our process of period-end valuation of our aluminum inventory and have conducted a detailed review to ensure that the period-end valuation of our aluminum inventory reported in our consolidated condensed financial statements included in this Quarterly Report on Form 10-Q was determined in accordance with accounting principles generally accepted in the United States of America.
We have instituted in the third quarter of 2006 a quarterly business performance review in order to detect and research variances greater than $250,000. We will continue to develop new policies and procedures and educate and train our employees on our existing policies and procedures in a continual effort to improve our internal control over financial reporting, and will take further actions as appropriate. However, neither these new policies and procedures, nor the remediation plan described above, are certain to remedy our material weaknesses in internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 24, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1A. Risk Factors
The following are the material changes to the risk factors contained in Item 1A — Risk Factors in our 2005 Annual Report on Form 10-K.
Effective Internal Controls Over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting. Many of our key controls rely on maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America in order to operate effectively. If we are unable to attract, hire, train and retain a sufficient complement of qualified personnel required to operate these controls effectively, our financial statements may contain material misstatements, unintentional errors, or omissions that are not prevented or detected and late filings with regulatory agencies may occur. In addition, we may continue to report material weaknesses in our internal controls over financial reporting similar to the material weaknesses reported in our 2005 Annual Report on Form 10-K and in Item 4 in Part I of this Quarterly Report on Form 10-Q. Continued reporting of material weaknesses may result in negative perceptions of our business among our customers, suppliers, investors and others, which may have a material adverse impact our business.
Impact of Aluminum Pricing - The cost of aluminum is a significant component in the overall production cost of a wheel. Additionally, a portion of our selling prices to OEM customers is tied to the cost of aluminum. Our selling prices are adjusted periodically to current aluminum market conditions based upon market price changes during specific pricing periods. Theoretically, assuming selling price adjustments and raw material purchase prices move at the same rate, as the price of aluminum increases, the effect is an overall decrease in the gross margin percentage, since the gross profit in absolute dollars would be the same. The opposite would then be true in periods during which the price of aluminum decreases.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of our common stock during the third quarter of 2006.
Item 6. Exhibits
a)	Exhibits:
2	Asset Purchase Agreement with Saint Jean Industries, Inc. and Saint Jean Industries, SAS (filed herewith). The disclosure schedules referenced in such agreement have been omitted in reliance on Item 601(b)(2) of Regulation S-K under the Securities Act of 1933, and the issuer agrees to furnish supplementally a copy of such schedules to the SEC upon its request.

18	Preferability Letter from PriceWaterhouseCoopers, LLP, our Independent Registered Accounting Firm (filed herewith).

31.1	Certification of Steven J. Borick, President and Chief Executive Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of R. Jeffrey Ornstein, Vice President and Chief Financial Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Steven J. Borick, President and Chief Executive Officer, and R. Jeffrey Ornstein, Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)
Date November 8, 2006	/s/ Steven J. Borick
Steven J. Borick
President and Chief Executive Officer

Date November 8, 2006	/s/ R. Jeffrey Ornstein
R. Jeffrey Ornstein
Vice President and Chief Financial Officer