Form 10-K
period 2006-12-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2007-04-10
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered

Common Stock, $0.50 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     The aggregate market value of the registrant’s $0.50 per share par value common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $497,078,000, based on a closing price of $18.68. On March 30, 2007, there were 26,610,191 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s 2007 Annual Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We may from time to time make written or oral statements that are “forward-looking”, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements contained in this report and other filings with the Securities and Exchange Commission and reports and other public statements to our shareholders. These statements may, for example, express expectations or projections about future actions or results that we may anticipate but, due to developments beyond our control, do not materialize. Actual results could differ materially because of issues and uncertainties such as those listed herein, which, among others, should be considered in evaluating our financial outlook. The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in the automotive industry, increased global competitive pressures, our dependence on major customers and third party suppliers and manufacturers, our exposure to foreign currency fluctuations, and other factors or conditions described in Item 1A – Risk Factors section of this Annual Report on Form 10-K. We assume no obligation to update publicly any forward-looking statements.
EXPLANATORY NOTE REGARDING RESTATEMENTS
This Annual Report on Form 10-K for our fiscal year ended December 31, 2006 includes restatements of the following previously filed financial statements and data (and related disclosures): (1) our consolidated financial statements as of and for our fiscal years 2005 and 2004; (2) our selected consolidated financial data as of and for our fiscal years 2005, 2004, 2003 and 2002, and (3) our unaudited quarterly financial data for all quarters in our fiscal year ended December 31, 2005. See Item 6 – Selected Financial Data, Note 2 – Review of Stock Option Practices and Restatement of Consolidated Financial Statements to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data and Exhibit 99.1 for a detailed discussion of the effect of the restatements.
During the fourth quarter of 2006, two shareholder derivative lawsuits were filed against us and certain present and former officers and directors of the company alleging that the defendants (1) improperly backdated stock options of officers and directors, in violation of the company’s shareholder-approved stock option plans; (2) improperly recorded and accounted for the backdated stock options, in violation of generally accepted accounting principles; (3) improperly reported tax deductions based on the backdated stock options, in violation of Section 162(m) of the Internal Revenue Code; and (4) produced and disseminated to shareholders and the market false financial statements and other SEC filings . To evaluate these allegations, under the oversight of the Audit Committee of the Board of Directors, outside counsel and forensic accounting experts (the “Review Team”), conducted a comprehensive review of the company’s historical stock option grant practices.
The Review Team analyzed approximately 1,125 option grants, involving approximately 3,875,500 options, or 98% of the total options granted, made on 52 separate grant dates between 1997 and 2006. The Review Team also reviewed certain option grants for the time period between 1991 and 1996. Based on this review, we concluded that, for most option grants, there were deficiencies in the process of granting, documenting or accounting for stock options, including in several instances retrospectively obtaining lower exercise prices and granting options to new employees at prices set before their actual hire dates. These errors resulted in our using incorrect measurement dates for financial reporting purposes. This means that the option exercise price was not the market price of the option shares on the actual grant date of the option, but instead was a lower market price on an earlier date. The actual grant date—when the essential actions necessary to grant the option were completed, including the final determination of the number of shares to be granted to each employee and the exercise price—is the correct measurement date to determine the market price of the option shares under the accounting rules in effect at the time. After considering all of the quantitative and qualitative factors, these errors are not considered to be material to any one prior period. However, because the cumulative effect of the historical misdated options would be material to the 2006 period, we have restated our prior period financial statements based on the guidance in Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, paragraph 29, and SEC SAB Topic 5F, “Accounting Changes Not Retroactively Applied Due to Immateriality.”

We previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” through the fiscal year ended December 31, 2005. Under APB Opinion No. 25, a non-cash, stock-based compensation expense was to be recognized for any option for which the exercise price was below the market price on the actual grant date. Because most of our misdated options had an exercise price below the market price on the actual grant date, there should have been a charge for these options under APB Opinion No. 25 equal to the number of option shares, multiplied by the difference between the exercise price and the market price on the actual grant date. That expense should have been amortized over the vesting period of each option. Since we did not record this stock-based compensation expense as required by APB Opinion No. 25, we are restating our previously issued financial statements to reflect in each reported period through 2005, the impact of our misdated options. To correct our past accounting for stock options, we recorded pre-tax, non-cash, stock-based compensation expense of $11.1 million for the periods December 31, 1991 to December 31, 2005 under APB Opinion No. 25. Starting in our fiscal year ended December 31, 2006, we adopted SFAS No. 123R, “Share-Based Payment.” As a result, for fiscal year 2006, the stock-based compensation expense required to be recorded for each option was equal to the fair value of these options on the actual grant date over the remaining vesting period of the option. The impact of the measurement date errors on the fair value of stock option grants was not material to 2006.

PART I
ITEM 1 — BUSINESS
General Development and Description of Business
Headquartered in Van Nuys, California, the principal business of Superior Industries International, Inc. (referred to herein as the “company” or in the first person notation “we,” “us” and “our”) is the design and manufacture of aluminum road wheels for sale to original equipment manufacturers (OEM). We are one of the largest suppliers of cast and forged aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary. Customers in North America represent the principal market for our products, with approximately 14 percent of our products sold to international customers by our North American facilities, primarily delivered to their assembly operations in the United States.
The company was initially incorporated in Delaware in 1969 and reincorporated in California in 1994, as the successor to three businesses founded by Louis L. Borick, Chairman of the Board. These businesses had been engaged in the design, manufacture and sale of principally automotive accessories and related aftermarket products since 1957. The discontinuance and subsequent sale of the accessories business in January 2003 did not have a material impact on our financial position, results of operations or cash flows.
Aluminum Road Wheels - Our entry into the OEM aluminum road wheel business in 1973 resulted from our successful development of manufacturing technology, quality control and quality assurance techniques that enabled us to satisfy the quality and volume requirements of the OEM market. Initial production of an aluminum road wheel for a domestic customer was a Mustang wheel for Ford Motor Company (Ford). In 1990, we formed a sales and marketing joint venture, Topy-Superior Limited (TSL), with Topy Industries, Limited (Topy), Japan’s largest wheel manufacturer. TSL markets our wheels to Japanese OEM customers with plants in Japan and in the United States. In 2006, TSL had agreements to provide 30 wheel programs being manufactured in our facilities for delivery to Japanese customers.
As part of our strategy to reduce costs, the company has aggressively located facilities in low labor cost regions of the world. In 1994, we built our first facility in Chihuahua, Mexico. Subsequently another facility was built nearby and a third facility was completed and begun operations at the end of 2006. These facilities set the standard for state-of-the art worldwide cast aluminum wheel making and are optimized for production of increasingly popular larger diameter wheels.
Also in 1994, in response to the steadily growing popularity of chrome-plated aluminum wheels and to provide capacity due to increased customer demand, we completed construction of a wheel plating facility. We were the first OEM aluminum wheel manufacturer to develop this in-house capability and the operation was one of the largest of its kind in the world. In 1998, we added a polishing operation for aluminum wheels to this facility. Due to a recent shift in the market for chromed wheels to a less expensive chrome finishing process, the sales forecasts for our chromed wheels declined significantly. Accordingly, on December 1, 2005, we estimated that we would not be able to recover the carrying value of certain machinery and equipment in our chrome plating operation. Accordingly, such assets were written down to their estimated fair value and we recorded an asset impairment and other charges totaling approximately $9.2 million. In the third quarter of 2006, all of our chrome-plating requirements were transferred to a third party supplier and we ceased operations of our chrome finishing operation.
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

Aluminum Suspension Components - In 1999, we began to manufacture aluminum suspension and related underbody components using the licensed Cobapress™ technology, which was another step toward expanding our sales to the OEM market. At the time, this diversification of our business emphasized the commitment to our long-term strategy to broaden our domestic and international OEM customer base and to expand our product lines into complementary areas, which utilize our design and manufacturing expertise. However, this strategy had not produced sufficient results to warrant the diversion of our attention away from our core business. Consequently, on September 24, 2006, we sold substantially all of the assets and working capital of the aluminum suspension components business to Saint Jean Industries, SAS, from whom we licensed the Cobapress™ technology, for $17.0 million.
Fiscal Year End
Our fiscal year is the 52- or 53-week period ending on the last Sunday of the calendar year. The fiscal year 2006 comprises the 53-week period ended December 31, 2006. The fiscal years 2005, 2004, 2003 and 2002 comprise the 52-week periods ended December 25, 2005, December 26, 2004, December 28, 2003 and December 29, 2002, respectively. For convenience of presentation, all fiscal years are referred to as beginning as of January 1 and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.
Principal Products
Our OEM aluminum road wheels, including shipments from our 50 percent owned joint venture in Europe, are sold for factory installation, or as optional or standard equipment on many vehicle models, to Ford, General Motors Corporation (GM), DaimlerChrysler, Audi, BMW, Isuzu, Jaguar, Land Rover, Mazda, MG Rover, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen. We currently supply cast and forged aluminum wheels for many North American model passenger cars and light trucks.
Customer Dependence
We have proven our ability to be a consistent producer of quality aluminum wheels with the capability of quickly expanding production capacity to meet increasing customer demand. We strive to continually enhance our relationships with our customers through continuous improvement programs, not only through our manufacturing operations but in the engineering, program development and quality areas, as well. These key business relationships have resulted in multiple vehicle supply contract awards with key customers over the past year.
Ford, GM and DaimlerChrysler were customers accounting for more than 10 percent of our consolidated net sales in 2006. Sales to GM, as a percentage of consolidated net sales, were 37 percent in 2006, 37 percent in 2005 and 43 percent in 2004. Sales to Ford, as a percentage of consolidated net sales, were 34 percent in 2006, 33 percent in 2005 and 36 percent in 2004. Sales to DaimlerChrysler, as a percentage of consolidated net sales, were 15 percent in 2006, 15 percent in 2005 and 9 percent in 2004.
The loss of all or a substantial portion of our sales to Ford, GM or DaimlerChrysler would have a significant adverse effect on our financial results, unless the lost sales volume could be replaced. However, this risk is partially offset in part by the numerous multi-year purchase orders for wheel programs with these customers. We also have excellent long-term relationships, including contractual arrangements that are in place, with our other customers. However, intense global competitive pricing pressure continues to make it difficult to maintain these contractual arrangements. and we expect this trend to continue into the future.
Net Sales Backlog
We receive OEM purchase orders to produce aluminum road wheels and component parts typically for multiple model years. These purchase orders are for vehicle wheel programs that can last three to five years. However, customers can impose competitive pricing provisions of those purchase orders each year, thereby reducing our profit margins or increasing the risk of our losing future shipments under those purchase orders. We manufacture and ship based on customer release schedules, normally provided on a weekly basis, which can vary due to cyclical automobile production or high dealer inventory levels. Accordingly, even though we have purchase orders covering multiple model years, weekly release schedules can vary with customer demand, thus there is no firm backlog.

Seasonal Variations and Work Stoppage
The automotive industry is cyclical and varies based on the timing of consumer purchases of vehicles, which in turn vary based on a variety of factors such as general economic conditions, interest rates and fuel costs. While there have been no significant seasonal variations in the past few years, production schedules in our industry can vary significantly from quarter to quarter to meet the scheduling demands of our customers. During the past few years, there have been no significant consistent seasonal variations.
Raw Materials
We purchase substantial quantities of aluminum for the manufacture of our aluminum road wheels, which accounted for approximately all of our total raw material requirements during 2006. The majority of our aluminum requirements are met through purchase orders with several major domestic and foreign producers. Generally, the orders are fixed as to minimum and maximum quantities of aluminum, which the producers must supply during the term of the orders. During 2006, we were able to successfully secure aluminum commitments from our primary suppliers to meet production requirements and we are not anticipating any problems with our aluminum requirements for our expected level of production in 2007.
When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas through 2008. The contract value and fair value of these purchase commitments approximated $15 million and $12 million, respectively, at December 31, 2006. As of December 31, 2005, the aggregate contract value and fair value of these commitments were $8 million and $17 million, respectively. Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.
We obtain our requirements for other materials through numerous suppliers with whom we have established trade relationships. When an outside supplier produces components for our products, we normally own or have the right to purchase the tools and dies located in the supplier’s facilities or have developed alternative sources.
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
Research and Development
Our policy is to continuously review, improve and develop engineering capabilities so that customer requirements are met in the most efficient and cost effective manner available. We strive to achieve this objective by attracting and retaining top engineering talent and by maintaining the latest state-of-the-art computer technology to support engineering development. Two fully staffed engineering centers, located in Van Nuys, California, and Fayetteville, Arkansas, support our research and development manufacturing needs. We also have a technical center in Detroit, Michigan, which maintains a complement of engineering staff centrally located near our largest customers’ headquarters, engineering and purchasing offices. We are currently engaged in approximately 72 engineering programs for the development of OEM wheels and chrome wheels for future model years, including wheel models for Japanese and European OEM manufacturers.
Research and development costs (primarily engineering and related costs), which are expensed as incurred, are included in cost of sales in the consolidated statements of operations. Amounts expended during each of the three years in the period ended December 31, 2006 were $6.8 million in 2006, $9.6 million in 2005 and $12.9 million in 2004.
Government Regulation
Safety standards in the manufacture of vehicles and automotive equipment have been established under the National Traffic and Motor Vehicle Safety Act of 1966. We believe that we are in compliance with all federal standards currently applicable to OEM suppliers and to automotive manufacturers.
Environmental Compliance
Our manufacturing facilities, like most other manufacturing companies, are subject to solid waste, water and air pollution control standards mandated by federal, state and local laws. Violators of these laws are subject to fines and, in extreme cases, plant closure. We believe our facilities are substantially in compliance with all standards presently applicable. However, costs related to environmental protection may continue to grow due to increasingly stringent laws and regulations and our ongoing commitment to rigorous internal standards. The cost of environmental compliance was approximately $1.7 million in 2006, $3.4 million in 2005 and $1.5 million in 2004. We expect that future environmental compliance expenditures will approximate these levels and will not have a material effect on our consolidated financial position.
Competition
Aluminum wheels are highly competitive based primarily on price, technology, quality, delivery and overall customer service. We are one of the leading suppliers of aluminum road wheels for OEM installations in the world. We supply approximately 30 to 35 percent of the aluminum wheels installed on passenger cars and light trucks in North America. Competition is global in nature with growing exports from Asia. There are several competitors with facilities in North America, none of which aggregate greater than 15 percent of the total. See additional comments concerning competition in Item 1A – Risk Factors below. For the model year 2005, according to Ward’s Automotive Yearbook, an industry publication, aluminum wheel installation rates on passenger cars and light trucks produced in North America decreased to approximately 63 percent, compared to 65 percent in 2004. While aluminum wheel installation rates have grown from only 10 percent in the mid-1980s, in recent years, this growth rate slowed prior to 2005 and fell slightly in 2006. We expect the trend of slow growth or no growth to continue. Accordingly, we expect that our future growth will be more dependent upon additional future wheel contracts. In addition, intense global pricing pressure will decrease profitability and could potentially result in the loss of business in the future.
Employees
As of December 31, 2006, we had approximately 5,700 full-time employees compared to 6,700 and 6,900 at December 31, 2005 and 2004, respectively. Our joint venture manufacturing facility in Hungary employed 442 full-time employees at December 31, 2006. None of our employees are part of a collective bargaining agreement.
Financial Information About Geographic Areas
Financial information about geographic areas is contained in Note 3 – Business Segments in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Available Information
Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, and any amendments thereto are available, without charge, on our website www.supind.com under “Investor”, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (SEC). The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, that contains these reports, proxy and other information regarding the company. Also included on our website, www.supind.com under Investors is our Code of Business Conduct and Ethics, which, among others, applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Copies of all SEC filings and our Code of Business Conduct and Ethics are also available, without charge, from Superior Industries International, Inc., Shareholder Relations, 7800 Woodley Avenue, Van Nuys, CA 91406.
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
Risks Relating To Our Company
Automotive Industry Trends — A significant portion of our sales are to automotive OEMs, and therefore our financial performance depends, in large part, on conditions in the automotive industry, which, in turn, are dependent upon the U.S. and global economies generally. As a result, economic and other factors adversely affecting automotive production and consumer spending could adversely impact our business. A weakening of the U.S. and global economies could adversely affect consumer spending, and result in decreased demand for automobiles and light trucks. If OEMs were to decrease production due to such reduced demand or union work stoppages, our financial performance could be adversely affected. In addition, relatively modest declines in our customers’ production levels could have a significant adverse impact on our profitability because we have substantial fixed production costs. Due to the present uncertainty in the economy, some of our OEM customers have been reducing their forecasts for new vehicle production. If actual production volume were to be reduced accordingly, our business would be adversely affected. Our sales are also impacted by our customers’ inventory levels and production schedules. If our OEM customers significantly reduce their inventory levels and reduce their orders from us, our performance would be adversely impacted. In this environment, we cannot predict future production rates or inventory levels or the underlying economic factors. Continued uncertainty and unexpected fluctuations may have a significant negative impact on our business.
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
Competition - The automotive component supply industry is highly competitive, both domestically and internationally. Competition is based primarily on price, technology, quality, delivery and overall customer service. Some of our competitors are companies, or divisions or subsidiaries of companies that are larger and have greater financial and other resources than we do. We cannot assure you that our products will be able to compete successfully with the products of these or other companies. Furthermore, the rapidly evolving nature of the markets in which we compete has attracted new entrants, particularly in low cost countries. As a result, our sales levels and margins are being adversely affected by pricing pressures caused by such new entrants, especially in low-cost foreign markets, such as China. Such new entrants with lower cost structures pose a significant threat to our ability to compete internationally and domestically. These factors led to selective sourcing of future business by our customers to foreign competitors in the past and they may continue to do so in the future. In addition, any of our competitors may foresee the course of market development more accurately than us, develop products that are superior to our products, have the ability to produce similar products at a lower cost than us, or adapt more quickly than us to new technologies or evolving customer requirements. As a result, our products may not be able to compete successfully with their products. As a result of highly competitive market conditions in our industry, a number of our competitors have been forced to seek bankruptcy protection. These competitors may emerge and in some cases have emerged from bankruptcy protection with stronger balance sheets and a desire to gain market share by offering their products at a lower price than our products, which would have adverse impact on our financial performance.
Dependence on Major Customers - We derived approximately 86 percent of our fiscal 2006 net sales on a worldwide basis from Ford, GM and DaimlerChrysler and their subsidiaries. We do not have guaranteed long-term agreements with these customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels. The loss of a significant portion of sales to Ford, GM or DaimlerChrysler would have a material adverse effect on our business, unless the lost revenues were replaced. Ford and GM have been experiencing decreasing market share in North America. In addition, if any of our significant customers were to encounter financial difficulties, work stoppages or seek bankruptcy protection, our business could be adversely affected.
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
Existing Cost Structure – In recent years, we have implemented several cost cutting initiatives in order to reduce our overall costs and improve our margins in response to pricing pressures from our customers. We have built additional production facilities in Mexico with cost structures lower than our U.S. facilities, in order to optimize our global manufacturing capacity and align our cost structures more effectively with the realities of the automotive market. During 2006, we discontinued our in-house chrome-plating operation, down-sized our Van Nuys, California wheel operations, sold our unprofitable components business and announced the planned closure in early 2007 of our Johnson City, Tennessee wheel manufacturing facility. In addition, this year we are currently evaluating our workforce requirements at all of our facilities. However, our strategy of optimizing our cost structures may never materialize or may not be sufficient to offset future price pressures from our customers and may have an adverse impact on our financial performance.
In light of the additional capacity coming on line in our new facility in Mexico, if North American production of passenger cars and light trucks using our wheel programs continues to decrease, it is possible that we will be unable to recover the full value of certain other production assets in our other plants in the United States. We will continue to monitor the recoverability of these assets.
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
Effective Internal Controls Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting. Many of our key controls rely on maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America in order to operate effectively. If we are unable to attract, hire, train and retain a sufficient complement of qualified personnel required to operate these controls effectively, our financial statements may contain material misstatements, unintentional errors, or omissions and late filings with regulatory agencies may occur. In addition, we may report material weaknesses in our internal controls over financial reporting similar to the material weaknesses reported in our 2005 Annual Report on Form 10-K and in Item 4 in Part I of our 2006 Quarterly Reports on Form 10-Q. Reporting of material weaknesses may result in negative perceptions of our business among our customers, suppliers, investors and others, which may have a material adverse impact on our business.
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
However, since the pricing periods and pricing methodologies during which selling prices are adjusted for changes in the market prices of aluminum differ for each of our customers, and the selling price changes are fixed for various periods, our selling price adjustments may not entirely offset the increases or decreases experienced in our aluminum raw material purchase prices. This is especially true during periods of frequent increases or decreases in the market price of aluminum and when a portion of our aluminum purchases is via long-term fixed purchase agreements. Accordingly, our gross profit is subject to fluctuations, since the change in the product selling prices related to the cost of aluminum does not necessarily match the change in the aluminum raw material purchase prices during the period being reported, which may have a material adverse effect on our operating results.
Legal Proceedings - The nature of our business subjects us to litigation in the ordinary course of our business. We are exposed to potential product liability and warranty risks that are inherent in the design, manufacture and sale of automotive products, the failure of which could result in property damage, personal injury or death. Accordingly, individual or class action suits alleging product liability or warranty claims could result. Although we currently maintain what we believe to be suitable and adequate product liability insurance in excess of our self-insured amounts, we cannot assure you that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. In addition, if any of our products prove to be defective, we may be required to participate in a recall involving such products. A successful claim brought against us in excess of available insurance coverage, if any, or a requirement to participate in any product recall, could have a material adverse effect on our results of operations or financial condition. In addition, we have been named as a nominal defendant in two shareholder derivative lawsuits relating to our historical stock option practices, and a number of our past and present directors, officers and employees have been named as individual defendants in these lawsuits. We may in the future be named in additional lawsuits or government inquiries relating to our historical stock price practices. See Item 3 — Legal Proceedings section of this Annual Report on Form 10-K for a description of the significant legal proceedings in which we are presently involved. We cannot assure you that any current or future claims will not adversely affect our cash flows, financial condition or results of operations.
Implementation of New Systems - We periodically upgrade our software systems that support certain of our financial accounting and other operational functions within our business. We may encounter technical and operating difficulties during the implementation of these upgrades, as our employees learn and operate the systems, which are critical to our operations. Any difficulties that we encounter in upgrading the system may affect our internal controls over financial reporting; disrupt our ability to deal effectively with our employees, customers and other companies with which we have commercial relationships; and also may prevent us from effectively reporting our financial results in a timely manner. Any such disruption could have a material adverse impact on our financial condition, cash flows or results of operations. In addition, the costs incurred in correcting any errors or problems with the upgraded system could be substantial.
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
We are continuing to implement action plans to improve operational performance and mitigate the impact of the severe pricing environment in which we now operate. We must emphasize, however, that while we continue to reduce costs through process automation and identification of industry best practices, the curve of customer price reductions may continue to be at a rate faster than our progress on achieving cost reductions for an indefinite period of time, due to the slow and methodical nature of developing and implementing these cost reduction programs. In addition, fixed price natural gas contracts that expire in the next two years may expose us to higher costs that cannot be immediately recouped in selling prices. The impact of these factors on our future financial position and results of operations may be negative, to an extent that cannot be predicted, and we may not be able to implement sufficient cost saving strategies to mitigate any future impact.
Resources for Future Expansion - We have recently completed building a new facility in Chihuahua, Mexico, to supply aluminum wheels to the North American aluminum wheel market. This is our third manufacturing facility in Chihuahua, Mexico. A significant change in our business, the economy or an unexpected decrease in our cash flow for any reason could result in our inability to have the capital required to complete similar projects in the future without outside financing.
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
Labor Relations - We do not anticipate our workforce becoming unionized, but if such eventuality occurred, our labor costs could increase which would increase our overall production costs. In addition, we could be adversely affected by any labor difficulties or work stoppage involving our customers.

Foreign Currency Fluctuations – Due to the increase in our operations outside of the United States, we have experienced increased foreign currency gains and losses in the ordinary course of our business. As a result, fluctuations in the exchange rate between the U.S. dollar, the euro, the Mexican peso, the Hungarian Forint and any currencies of other countries in which we conduct our business may have a material impact on our financial condition as cash flows generated in other currencies will be used, in part, to service our U.S. dollar-denominated creditors.
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
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.
ITEM 2 – PROPERTIES
Our worldwide headquarters is located in leased office space adjacent to leased manufacturing and warehousing facilities in Van Nuys, California. We maintain and operate a total of nine facilities that produce aluminum wheels for the automotive industry, located in Arkansas, California, Kansas, Tennessee, Chihuahua, Mexico, and Tatabanya, Hungary. In 2004, we started construction of our third aluminum wheel facility in Chihuahua, Mexico, which began producing aluminum wheels at the end of 2006. These nine facilities encompass 4,103,900 square feet of manufacturing space, 120,000 square feet of warehouse space and 30,000 square feet of office space. We own all of our facilities with the exception of our facility in Van Nuys, California, and one warehouse in Chihuahua, Mexico that are leased. Wheel manufacturing operations in our Johnson City, Tennessee facility, totaling 301,500 square feet, will cease at the end of the first quarter of 2007. The ultimate disposition of this property is not known at this time.
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
Additionally, reference is made to Note 1 — Summary of Significant Accounting Policies, Note 6 - Property, Plant and Equipment and Note 9 — Leases and Related Parties, in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
ITEM 3 — LEGAL PROCEEDINGS
We are currently awaiting approval from the Los Angeles City Council of our offer to settle a dispute with the City of Los Angeles regarding a retroactive rental rate adjustment on the ground lease for our Van Nuys, California property. Although there can be no assurance as to the final outcome of these negotiations or the case itself, we believe that in the event of an adverse result there would not be a material adverse impact to our financial condition or results of operations.
In late 2006, two purported shareholder derivative lawsuits were filed based on allegations concerning some of the Company’s past stock option grants and practices. In these lawsuits, the Company is named only as a nominal defendant from whom the plaintiffs seek no monetary recovery. In addition to naming the Company as a nominal defendant, the plaintiffs name various present and former employees, officers and directors of the Company as individual defendants from whom they seek monetary relief, purportedly for the benefit of the Company.
The first of these lawsuits, entitled Eldred v. Ausman, et al., Case No. CV 06-07213 JFW (FMOx), was filed on November 9, 2006, in the United States District Court for the Central District of California, and assigned to Judge John F. Walter. The complaint in the Eldred lawsuit names the following individuals as defendants: Sheldon Ausman; Raymond Brown; Lou Borick; Steven Borick; Phillip Colburn; V. Bond Evans; R. Jeffrey Ornstein; Jack Parkinson; Robert Bouskill; Joseph D’Amico; Michael Dryden; Ronald Escue; Emil J. Fanelli; James Ferguson; Parveen Kakar; Iftikhar Kazmi; William Kelley; Daniel Levine; Henry Maldini; Frank Monteleone; Michael O’Rourke and Delbert Schmitz. In the complaint, the plaintiff purports to state the following alleged claims for relief: (1) violations of § 10(b) of the Securities Exchange Act of 1934 (“the 1934 Act”); (2) violations of § 14(a) of the 1934 Act; (3) violations of § 20(a) of the 1934 Act; (4) accounting; (5) breach of fiduciary duties and aiding and abetting breach of fiduciary duties; (6) unjust enrichment; (7) rescission; and (8) violations of the California Corporation Code § 25402.
The second of these lawsuits, entitled Mack v. Borick, et al., Case No. CV 06-07709 JFW (FMOx), was filed on December 5, 2006, in the United States District Court for the Central District of California, and is now assigned to Judge Walter. The complaint in the Mack lawsuit names the following individuals as defendants: Steven Borick; Lou Borick; Raymond Brown; R. Jeffrey Ornstein; James Ferguson; Henry Maldini; Michael O’Rourke; Sheldon Ausman; Phillip Colburn; Jack Parkinson; and V. Bond Evans. In the complaint, the plaintiff purports to assert the following alleged claims for relief: (1) violations of § 10(b) of the Securities Exchange Act of 1934 (“the 1934 Act”); (2) violations of § 14(a) of the 1934 Act; (3) violations of § 20(a) of the 1934 Act; (4) breach of fiduciary duty; and (5) common law restitution/unjust enrichment.
Both of these cases are based on general allegations that the grant dates for a number of the options granted to certain Company directors, officers and employees occurred prior to upward movements in the stock price, and that the stock options grants were not properly accounted for in the Company’s financial reports and not properly disclosed in the Company’s SEC filings. The two lawsuits were recently consolidated and a consolidated complaint was filed which generally tracks the same allegations and legal claims made in the original Eldred and Mack complaints. It is anticipated that the Company and the individual defendants will file motions to dismiss in the near future. As this litigation is at such a preliminary stage, it would be premature to anticipate the probable outcome of these cases and whether such an outcome would be materially adverse to the Company.

In 2006, we were served with notice of a class action lawsuit against the company. The complaint alleges that certain employees at our Van Nuys, California facility were denied rest and meal periods as required under the California Labor Code. We believe this matter is without merit. Although no assurance can be given as to the final outcome, we believe that in the event of an adverse result there would not be a material adverse impact to our financial condition, results of operations, or cash flows.
We are also party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, we believe all such matters are adequately provided for, covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of 2006, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange (symbol: SUP). We had approximately 652 shareholders of record as of December 31, 2006 and 26.6 million shares issued and outstanding as of March 30, 2007. Information relating to equity securities authorized under our equity compensation plans and a five year cumulative total return of our Common Stock as of December 31, 2006 is set forth below.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

*Assumes the value of the investment in Superior Industries common stock and each index was $100 on December 31, 2001 and that all   dividends were reinvested.

		Dow Jones	Dow Jones
	Superior Industries	US Total	US Auto
	International, Inc.	Market Index	Parts Index
2001	$100.00	$100.00	$100.00
2002	$103.82	$77.92	$90.17
2003	$110.67	$101.98	$128.23
2004	$75.25	$114.12	$135.26
2005	$59.23	$121.34	$113.98
2006	$53.09	$140.23	$122.06

Quarterly Common Stock Price Information ($)
The following table sets forth the high and low closing sales price per share of our common stock during the periods indicated.

	2006		2005
	High	Low	High	Low

First Quarter	23.21	19.06	29.34	24.78
Second Quarter	19.63	17.25	26.41	20.33
Third Quarter	18.88	16.38	25.16	20.66
Fourth Quarter	20.23	16.40	23.37	19.90
Securities Authorized for Issuance Under Equity Compensation Plans
The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are described further in Note 13 to the Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

	Number of securities		Number of securities
	to be issued	Weighted-average	remaining available
	upon exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
	warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	3,147,792	$26.36	940,825

Equity compensation plans not approved by security holders	—	—	—

Total	3,147,792	$26.36	940,825

Dividend Policy
Cash dividends declared during 2006 and 2005 totaled approximately $0.64 per share in each year and were paid on a quarterly basis. We anticipate continuing the policy of paying dividends quarterly, which is contingent upon various factors, including economic and market conditions, none of which can be accurately predicted.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On March 17, 2000, the Board of Directors authorized the repurchase of 4.0 million shares of our common stock as part of the 2000 Stock Repurchase Plan (Plan). During the fourth quarter of 2006, there were no repurchases of common stock. As of December 31, 2006, approximately 3.2 million shares remained available for repurchase under the Plan.
ITEM 6 — SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Our fiscal year is the 52- or 53-week period ending on the last Sunday of the calendar year. The fiscal year 2006 comprises the 53-week period ended December 31, 2006. The fiscal years 2005, 2004, 2003 and 2002 comprise the 52-week periods ended December 25, 2005, December 26, 2004, December 28, 2003 and December 29, 2002, respectively. For convenience of presentation, all fiscal years are referred to as beginning as of January 1 and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.
The consolidated statements of operations data for the years ended December 31, 2006, 2005 and 2004, and the consolidated balance sheet data at December 31, 2006 and 2005, are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2003 and 2002, and the consolidated balance sheet data at December 31, 2004, 2003, and 2002, are derived from our unaudited financial statements that are not included in this Annual Report on Form 10-K. The financial statements as of and for the fiscal years 2005, 2004, 2003 and 2002 have been restated to correct the accounting for certain stock option grants and practices, as further described in Note 2 to the consolidated financial statements included herein. These historical results are not necessarily indicative of the results to be expected in any future period.

	2006	2005	2004(4)	2003(4)	2002(4)
		As restated	As restated	As restated	As restated
Income Statement
Net Sales	$789,862	$804,161	$872,258	$825,940	$782,599
Income (Loss) from Continuing Operations	(9,578)	20,219	51,912	79,281	82,531

Balance Sheet
Current Assets	$346,593	$359,740	$368,976	$388,510	$368,941
Current Liabilities	113,110	110,634	87,343	83,621	97,123
Working Capital	233,483	249,106	281,633	304,889	271,818
Total Assets	712,013	719,479	744,528	703,205	645,796
Long–Term Debt	—	—	—	—	—
Shareholders’ Equity	$560,188	$579,889	$604,719	$577,600	$516,295

Financial Ratios
Current Ratio (1)	3.1:1	3.3:1	4.2:1	4.6:1	3.8:1
Long–Term Debt/Total Capitalization (2)	0.0%	0.0%	0.0%	0.0%	0.0%
Return on Average Shareholders’ Equity (3)	-1.6%	-1.1%	7.4%	13.3%	16.2%

Share Data
Income (Loss) from Continuing Operations
- Basic	$(0.36)	$0.76	$1.95	$2.97	$3.13
- Diluted	$(0.36)	$0.76	$1.94	$2.93	$3.07

Shareholders’ Equity at Year–End	$21.05	$21.79	$22.72	$21.58	$19.43
Dividends Declared	$0.640	$0.635	$0.6025	$0.5375	$0.485

(1)	The Current Ratio is current assets divided by current liabilities.

(2)	Long-Term Debt/Total Capitalization represents long-term debt divided by total shareholders’ equity plus long-term debt.

(3)	Return on Average Shareholders’ Equity is net income (loss) divided by average shareholders’ equity. Average shareholders’ equity is the beginning of year shareholders’ equity plus the end of year shareholders’ equity divided by two.

(4)	Restated consolidated statements of operations for the fiscal years 2003 and 2002 and consolidated balance sheets for the fiscal years ended December 31, 2004, 2003 and 2002 are as follows. The “As reported (reclassified)” consolidated statements of operations have been have reclassified for the sale of the aluminum suspension components business and the consolidated balance sheets have been reclassified for the change in accounting policy described in Note 1- Summary of Significant Accounting Policies in Item 8 – Financial Statements and Supplementary Data in this Annual Report on Form 10-K.
SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

Fiscal Year 2003	As reported	Adjustments	As restated
	(reclassified)
NET SALES	$825,940	$—	$825,940
Cost of sales	691,531	—	691,531

GROSS PROFIT	134,409	—	134,409

Selling, general and administrative expenses	22,902	1,407	24,309
Impairment of long-lived assets	—	—	—

INCOME FROM OPERATIONS	111,507	(1,407)	110,100

Interest income, net	2,727	—	2,727
Other expense, net	1,144	—	1,144

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS	115,378	(1,407)	113,971

Income tax benefit (provision)	(43,837)	492	(43,345)
Equity in earnings of joint ventures	8,655	—	8,655

NET INCOME FROM CONTINUING OPERATIONS	80,196	(915)	79,281

Discontinued operations, net of taxes	(6,476)	—	(6,476)

NET INCOME (LOSS)	$73,720	$(915)	$72,805

EARNINGS (LOSS) PER SHARE — BASIC:

Net income from continuing operations	$3.01	$(0.04)	$2.97
Discontinued operations, net of taxes	(0.24)	—	(0.24)

NET INCOME (LOSS)	$2.77	$(0.04)	$2.73

EARNINGS (LOSS) PER SHARE — DILUTED:

Net income from continuing operations	$2.97	$(0.04)	$2.93
Discontinued operations, net of taxes	(0.24)	—	(0.24)

NET INCOME (LOSS)	$2.73	$(0.04)	$2.69

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

Fiscal Year 2002	As reported	Adjustments	As restated
(reclassified)
NET SALES	$782,599	$—	$782,599
Cost of sales	642,289	—	642,289

GROSS PROFIT	140,310	—	140,310

Selling, general and administrative expenses	22,313	1,276	23,589
Impairment of long-lived assets	—	—	—

INCOME FROM OPERATIONS	117,997	(1,276)	116,721

Interest income, net	3,519	—	3,519
Other expense, net	1,138	—	1,138

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS	122,654	(1,276)	121,378

Income tax benefit (provision)	(45,554)	447	(45,107)
Equity in earnings of joint ventures	6,260	—	6,260

NET INCOME FROM CONTINUING OPERATIONS	83,360	(829)	82,531

Discontinued operations, net of taxes	(5,110)	—	(5,110)

NET INCOME (LOSS)	$78,250	$(829)	$77,421

EARNINGS (LOSS) PER SHARE — BASIC:

Net income from continuing operations	$3.16	$(0.03)	$3.13
Discontinued operations, net of taxes	(0.19)	—	(0.19)

NET INCOME (LOSS)	$2.97	$(0.03)	$2.94

EARNINGS (LOSS) PER SHARE — DILUTED:
Net income from continuing operations	$3.10	$(0.03)	$3.07
Discontinued operations, net of taxes	(0.19)	—	(0.19)

NET INCOME (LOSS)	$2.91	$(0.03)	$2.88

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

Fiscal Year End 2004	As reported	Adjustments	As restated
(reclassified)
ASSETS
Current assets:
Cash and cash equivalents	$119,644	$—	$119,644
Short-term investments	—	—	—
Accounts receivable, net	150,560	—	150,560
Inventories, net	89,894	—	89,894
Deferred income taxes	2,583	—	2,583
Other current assets	6,205	—	6,205

Total current assets	368,976	—	368,976

Property, plant and equipment, net	274,830	—	274,830
Investments	91,860	—	91,860
Other assets	8,862	—	8,862

Total Assets	$744,528	$—	$744,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,351	$—	$42,351
Accrued expenses	44,814	—	44,814
Income taxes payable	178	—	178

Total current liabilities	87,343	—	87,343

Executive retirement liabilities	17,203	—	17,203
Deferred income taxes	36,718	(1,455)	35,263
Commitments and contingent liabilities (Note 12)	—	—	—
Shareholders’ equity:
Preferred stock, $25.00 par value Authorized — 1,000,000 shares; Issued — none
Common stock, $0.50 par value Authorized — 100,000,000 shares Issued and outstanding — 26,621,191 shares	13,310	—	13,310
Additional paid-in-capital	23,235	8,249	31,484
Accumulated other comprehensive loss	(38,586)	—	(38,586)
Retained earnings	605,305	(6,794)	598,511

Total shareholders’ equity	603,264	1,455	604,719

Total Liabilities and Shareholders’ Equity	$744,528	$—	$744,528

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

Fiscal Year End 2003	As reported	Adjustments	As restated
(reclassified)
ASSETS
Current assets:
Cash and cash equivalents	$156,847	$—	$156,847
Short-term investments	—	—	—
Accounts receivable, net	147,579	—	147,579
Inventories, net	68,228	—	68,228
Deferred income taxes	3,616	—	3,616
Other current assets	12,240	—	12,240

Total current assets	388,510	—	388,510

Property, plant and equipment, net	261,733	—	261,733
Investments	45,503	—	45,503
Other assets	7,459	—	7,459

Total Assets	$703,205	$—	$703,205

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,398	$—	$30,398
Accrued expenses	38,534	—	38,534
Income taxes payable	14,689	—	14,689

Total current liabilities	83,621	—	83,621

Executive retirement liabilities	15,024	—	15,024
Deferred income taxes	27,978	(1,018)	26,960
Commitments and contingent liabilities (Note 12)	—	—	—
Shareholders’ equity:
Preferred stock, $25.00 par value Authorized — 1,000,000 shares; Issued — none
Common stock, $0.50 par value Authorized — 100,000,000 shares Issued and outstanding — 26,768,666 shares	13,384	—	13,384
Additional paid-in-capital	28,431	6,961	35,392
Accumulated other comprehensive loss	(41,935)	—	(41,935)
Retained earnings	576,702	(5,943)	570,759

Total shareholders’ equity	576,582	1,018	577,600

Total Liabilities and Shareholders’ Equity	$703,205	$—	$703,205

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

Fiscal Year End 2002	As reported	Adjustments	As restated
	(reclassified)
ASSETS
Current assets:
Cash and cash equivalents	$155,184	$—	$155,184
Short-term investments	—	—	—
Accounts receivable, net	134,030	—	134,030
Inventories, net	67,824	—	67,824
Deferred income taxes	4,530	—	4,530
Other current assets	7,373	—	7,373

Total current assets	368,941	—	368,941

Property, plant and equipment, net	235,566	—	235,566
Investments	34,630	—	34,630
Other assets	6,659	—	6,659

Total Assets	$645,796	$—	$645,796

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,987	$—	$43,987
Accrued expenses	38,100	—	38,100
Income taxes payable	15,036	—	15,036

Total current liabilities	97,123	—	97,123

Executive retirement liabilities	14,258	—	14,258
Deferred income taxes	19,188	(1,068)	18,120
Commitments and contingent liabilities (Note 12)	—	—	—
Shareholders’ equity:
Preferred stock, $25.00 par value Authorized — 1,000,000 shares; Issued — none
Common stock, $0.50 par value Authorized — 100,000,000 shares Issued and outstanding — 26,573,437 shares	13,287	—	13,287
Additional paid-in-capital	23,251	6,096	29,347
Accumulated other comprehensive loss	(38,646)	—	(38,646)
Retained earnings	517,335	(5,028)	512,307

Total shareholders’ equity	515,227	1,068	516,295

Total Liabilities and Shareholders’ Equity	$645,796	$—	$645,796

See notes to consolidated financial statements.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 - Financial Statements and Supplementary Data in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in Item 1A — Risk Factors and elsewhere in this Annual Report on Form 10-K.
Review of Stock Option Practices and Restatements of Consolidated Financial Statements
During the fourth quarter of 2006, two shareholder derivative lawsuits were filed against us and certain present and former officers and directors of the company alleging that the defendants (1) improperly backdated stock options of officers and directors, in violation of the company’s shareholder-approved stock option plans; (2) improperly recorded and accounted for the backdated stock options, in violation of generally accepted accounting principles; (3) improperly reported tax deductions based on the backdated stock options, in violation of Section 162(m) of the Internal Revenue Code; and (4) produced and disseminated to shareholders and the market false financial statements and other SEC filings. To evaluate these allegations, under the oversight of the Audit Committee of the Board of Directors, outside counsel and forensic accounting experts (the “Review Team”), thereafter conducted a comprehensive review of our historical stock option grant practices.
The Review Team analyzed approximately 1,125 option grants, involving approximately 3,875,500 options, or 98% of the total options granted, made on 52 separate grant dates between 1997 and 2006. The Review Team also reviewed certain option grants for the time period between 1991 and 1996. Based on this review, we concluded that, for most option grants, there were deficiencies in the process of granting, documenting or accounting for stock options that resulted in our using incorrect measurement dates for financial accounting purposes. These deficiencies included:
•	For certain option grants, we generally failed to comply with the terms of the applicable stock option plans concerning the timing of option grants. In particular, our 1988 and 1993 Stock Option plans required that any option grants approved by Unanimous Written Consent (“UWC”) be considered granted on the date the last Compensation and Benefits Committee member executed the consent. Instead, we considered options granted, and used a measurement date for accounting purposes, prior to the date on which the last Committee member executed the UWC;

•	For certain option grants, there was incomplete or missing documentation of the requisite corporate actions. For example, in most cases involving grants made by UWC, the Review Team was not able to locate all of the executed versions of the UWCs and, therefore, could not determine the date the UWC became effective. As a result, we concluded the date of the next Board of Directors meeting, when a duplicate UWC was executed, was the appropriate accounting measurement date;

•	For certain option grants, we granted options before the completion of required corporate actions. In one instance, a grant to our then CEO and current Chairman of the Board requiring shareholder approval was made before that approval was obtained. In addition, as discussed above, certain grants were made before the approving UWC was finally executed;

•	For certain option grants, we did not finalize the allocation of the number of options granted to each employee until after the purported grant date;

•	For certain option grants, we selected a grant date retrospectively to obtain a lower exercise price; and

•	For certain option grants, we awarded new employees options prior to their actual start date to obtain a lower exercise price.
Under paragraph 10 of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” the measurement date for determining the compensation cost of a stock option grant is the first date on which both the following are known: (1) the number of options that an individual employee is entitled to receive and (2) the option or purchase price. If the fair market value of the company’s common stock on the measurement date exceeds an option’s exercise price, the company is required to record compensation expense for the difference. Applying these principles, we determined that, after accounting for forfeitures, compensation expense in the pretax amount of $11.1 million should have been recorded over the years 1991 through 2005. Accordingly, we adjusted certain accounts, including retained earnings in the amount of $5.9 million, in the opening balance sheet for fiscal year 2004. After considering all of the quantitative and qualitative factors, these errors are not considered to be material to any one prior period. However, because the cumulative effect of the historical misdated options would be material to the 2006 period, we have restated our prior financial statements based on the guidance in Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, paragraph 29 and SEC SAB Topic 5F, “Accounting Changes Not Retroactively Applied Due to Immateriality.”
Based on the Review Team’s findings, we also concluded that none of the members of the Board of Directors or senior management engaged in intentional or fraudulent misconduct in connection with the option granting issues identified by the Review Team. This conclusion was based on the determination that (1) a majority of the deficiencies were administrative in nature and not the result of deliberate conduct; (2) to the extent hindsight was used to select grant dates with lower exercise prices, our current Chief Executive Officer and our current Chairman of the Board did not benefit financially or appreciate the related accounting implications of such actions; and (3) while our Chief Financial Officer was aware of the use of hindsight to select option grant dates with lower exercise prices and had personally obtained some financial benefit from exercising these misdated options, after considering all related positive and negative factors, the Review Team found that he did not appear to have appreciated fully, the accounting implications of the misdated option grants. The stock-based compensation expense required to be recorded due to retrospectively obtaining a lower exercise price, which would have been recorded over the four-year vesting period, approximated $3.7 million for option grants totaling 645,100 shares.
Additionally, based on the Review Team’s findings, the Board of Directors approved certain remediation and corporate governance measures to address the deficiencies identified by the Review Team and to align our option-granting processes with prevailing best practices and generally accepted accounting principles.
Restatement and Impact on Financial Statements
In addition to restating the consolidated financial statements in response to the Review Team’s findings, we also 1) reclassified the operations of the aluminum suspension components business to discontinued operations due to the decision reached in 2006 to sell that business (see Note 17 — Discontinued Operations in Item 8 — Financial Statements and Supplementary Data) and 2) reclassified certain short-term investments to “cash and cash equivalents” in conjunction with an accounting policy change, affected during 2006, described under “Cash and Cash Equivalents” in Note 1 — Summary of Significant Accounting Policies in Item 8 — Financial Statements and Supplementary Data. For the fiscal years 2005 and prior, we previously had not recorded stock-based compensation expenses; therefore, the additional stock based-compensation noted below represents the total stock-based compensation expense for these periods. The impact to the statement of operations of the stock-based compensation restatement is as follows (in thousands):

		Stock-Based		Stock-Based
	Net Income,	Compensation		Compensation
	as Previously	Expense	Net Income,	Expense
Fiscal Year	Reported	Net of Tax	as Restated	Pretax
Cumulative effect as of the beginning of fiscal 2002		$(4,199)		$(6,273)

2002	$78,250	(829)	$77,421	(1,276)
2003	$73,720	(915)	$72,805	(1,407)

Cumulative effect as of the end of fiscal 2003		$(5,943)		$(8,956)

2004	$44,655	$(851)	$43,804	(1,310)
2005	$(5,836)	(531)	$(6,367)	(817)

Cumulative effect as of the end of fiscal 2005		$(7,325)		$(11,083)

	Stock-Based	Stock-Based
	Compensation	Compensation
	Expense	Expense
Fiscal Year	Net of Tax	Pretax
2001	$(460)	$(708)
2000	(204)	(314)
1999	(148)	(228)
1998	(66)	(102)
1997	(17)	(26)
1996	(211)	(325)
1995	(1,183)	(1,630)
1994	(1,059)	(1,630)
1993	(848)	(1,305)
1992	(3)	(5)
1991	—	—

Cumulative effect as of the beginning of fiscal 2002	$(4,199)	$(6,273)

See Note 2 — Review of Stock Option Practices and Restatements of Consolidated Financial Statements in Item 8 — Financial Statements and Supplementary Data for a reconciliation of the restated results for fiscal years 2005 and 2004 to the previously reported amounts.
Executive Overview
Being a supplier who sells predominately to General Motors and Ford and who is heavily oriented to the sport utility vehicle (SUV) platforms, we experienced another very difficult year in the North American supplier market. In addition to continued global price competitiveness (particularly from Asia), our concentration on primarily domestic SUV platforms has exposed us to continued margin compression and volume constriction. This was evidenced by the numerous production cutbacks announced by our customers in 2006. Our unit shipments decreased 12 percent in 2006 and our units produced declined 15 percent, both factors causing a significant decrease in gross profit. While we have ongoing programs to reduce our own costs through process automation and identification of industry best practices, and had been successful in substantially mitigating these pricing pressures in the past, it has become increasingly more difficult to do so. Given the continuing nature of customer requests for price reductions, and the lengthy transitional periods necessary to implement best practices and to reduce labor and other costs through automation, our profit margins may continue to be less than our historical levels. We will continue to attempt to increase our operating margins from current operating levels by aggressively implementing cost savings strategies to meet customer-pricing expectations and mitigate increasing industry-wide price competition. However, as we incur costs to implement these strategies, the initial impact on our future financial position and results of operations will be negative, the extent to which cannot be predicted, and even if successfully implemented these strategies may not be sufficient to offset the impact of on-going pricing pressures and additional customer production cuts on our financial position and results of operations in future periods.
Several specific actions to preserve our financial strength going forward were taken during the fourth quarter of 2005 that were finalized during 2006. Since 1999, we had embarked on a diversification effort to broaden our product offering to our customers and achieve accelerated revenue growth by combining our expertise in aluminum casting with our long-term customer base to begin manufacturing aluminum suspension components. Through 2005, we had made a significant investment in the aluminum suspension components business and had incurred significant losses since inception. Accordingly, in the fourth quarter of 2005, we recorded a pretax asset impairment charge totaling $34.0 million and, on January 9, 2006, announced our plan to dispose of this operation in order to focus on our core wheel business. Beginning in January and through the date of sale in late September, the results of operations of this business were presented as discontinued operations in our consolidated statements of operations for all periods reported. See Note 17 — Discontinued Operations for further discussion of the sale of the aluminum suspension components business.
In the fourth quarter of 2005, we announced a major restructuring of our wheel facility in Van Nuys, California, which in the future will only produce aluminum wheels requiring specialty processing methods and finishes. This resulted in the layoff of approximately 350 employees, the accelerated depreciation of certain idled machinery and equipment totaling $2.5 million pretax in the fourth quarter of 2005, and an additional $1.8 million pretax in 2006. Severance and other costs associated with this restructuring were approximately $1.0 million. This restructuring did not impact the corporate offices, which are also located at the Van Nuys facility.
Due to a shift in the market for chrome plated wheels to a less expensive chrome finishing process, another action taken was related to our chrome plating operation in Fayetteville, Arkansas, where production volumes were forecasted to decrease significantly in 2006. Accordingly, we recorded in the fourth quarter of 2005 an asset impairment and other charges totaling approximately $9.2 million pretax to write down certain machinery and equipment to estimated fair value and to accrue for the related potential environmental exposures related to machinery and equipment shutdown and removal. In the third quarter of 2006, all of our chrome plating requirements were transferred to a third-party supplier and we ceased operations of our chrome plating facility. Severance and other costs associated with this closure were minimal and current estimates of the required environmental remediation costs are well within the accrual originally recorded.
In addition to these actions initiated in late 2005, in September 2006, we announced the planned closure of our wheel manufacturing facility located in Johnson City, Tennessee, and the resulting layoff of approximately 500 employees. The closure of this facility will be completed at the end of the first quarter of 2007. This was the latest step in our program to rationalize our production capacity after announcements by our major customers of sweeping production cuts, particularly in the light truck and SUV platforms. Severance and other costs related to the facility closure were approximately $0.8 million in the fourth quarter of 2006. Additionally, an asset impairment charge against pretax earnings totaling $4.4 million was recorded in the third quarter of 2006 to reduce the carrying value of certain long-lived assets in this facility.
Listed in the table below are several key indicators we use to monitor our financial condition and operating performance. Please see Note 2 — Review of Stock Option Practices and Restatements of Consolidated Financial Statements to the Consolidated Financial Statements in Item 8 — Financial Statements and Supplementary Data, and Exhibit 99.1 to this Annual Report on Form 10-K for further detail of the impact of the restatements on these annual operating results.

Results of Operations

Year Ended December 31 ,	2006	2005	2004
(Dollars in thousands, except per share amounts)
Net Sales	$789,862	$804,161	$872,258
Gross Profit	8,740	48,824	92,506
Percent of Net Sales	1.1%	6.1%	10.6%
Income (Loss) from Operations	$(21,409)	$19,167	$68,352
Percent of Net Sales	-2.7%	2.4%	7.8%
Net Income (Loss) from Continuing Operations	$(9,578)	$20,219	$51,912
Percent of Net Sales	-1.2%	2.5%	6.0%
Diluted Earnings (Loss) Per Share — Continuing Operations	$(0.36)	$0.76	$1.94
Sales
In 2006, total revenues decreased approximately 2 percent, while unit shipments to our OEM customers decreased 12 percent versus the prior year. Unit shipments in 2006 were at their lowest level since 1999. Consolidated net sales decreased $14.3 million to $789.9 million in 2006 from $804.2 million in 2005. Excluding wheel program development revenues, which totaled $19.8 million this year compared to $18.6 million a year ago, aluminum wheel sales decreased $15.5 million in 2006 to $770.1 million from $785.6 million a year ago, a 2 percent decrease compared to the 12 percent decrease in unit shipments. The average selling price of our wheels increased approximately 11 percent in 2006, due principally to the pass-through price of aluminum increasing our average selling price by approximately 9 percent.
Unit shipments to Ford and GM totaled 69 percent of total OEM unit shipments in 2006 compared to 73 percent a year ago. Unit shipments to DaimlerChrysler remained flat with those in 2005 at 16 percent, while shipments to our international customers totaled 15 percent compared to 11 percent in 2005. According to Wards Auto Info Bank, an industry publication, overall North American production of passenger cars and light trucks in 2006 decreased approximately 3 percent compared to our 12 percent decrease in aluminum wheel unit shipments. For the most part, concentration on GM and Ford, and particularly SUVs and light trucks, caused our shipments to be lower than the overall industry average. However, production of the specific passenger cars and light trucks using our wheel programs decreased 10 percent compared to our 12 percent decrease in shipments, indicating a slight decrease in market share. According to Ward’s Automotive Yearbook 2006, an auto industry publication, aluminum wheel installation rates on passenger cars and light trucks in the U.S. decreased to 63 percent for the 2005 model year from 65 percent for the prior model year. Aluminum wheel installation rates have increased to this level since the mid-1980s, when this rate was only 10 percent. However, in recent years, this growth rate has slowed with the aluminum installation rate increasing only 11 percentage points from 52 percent for the 1997 model year and experiencing a slight decrease between 2004 and 2005. We expect this trend of slow growth or no growth to continue. In addition, our ability to grow will be negatively impacted by the customer pricing pressure cited above and overall economic conditions that impact the sales of passenger cars and light trucks.
Consolidated net sales in 2005 decreased $68.1 million, or 8 percent, to $804.2 million from $872.3 million in 2004. Excluding wheel program development revenues, which totaled $18.6 million in 2005 compared to $13.0 million in 2004, OEM wheel sales decreased $73.6 million to $785.6 million from $859.3 million in 2004, a 9 percent decrease compared to a decrease in unit shipments of 11 percent. Our decrease in OEM aluminum wheel unit shipments in 2005 compared unfavorably to the decrease of 6 percent in North American automotive production of passenger cars and light trucks. However, production of the specific passenger cars and light trucks using our wheel programs decreased 10 percent compared to our 11 percent decrease in shipments, indicating only a slight decrease in market share. The average selling price of our wheels in 2005 increased approximately 2 percent from 2004 due principally to an increase of 3 percent in the pass-through price of aluminum.

Gross Profit
During 2006, consolidated gross profit decreased $40.1 million, or 82 percent, to $8.7.million, or 1.1 percent of net sales, from $48.8 million, or 6.1 percent of net sales, in 2005. However, gross profit in 2006 includes $10.1 million of preproduction start-up costs of our new wheel plant in Mexico, compared to only $0.9 million of such costs in the same period a year ago. Also included in gross profit in 2006 were approximately $3.5 million of costs associated the various plant restructurings referred to above.
The principal factor impacting our gross profit in 2006 was related to the overall reduction in North American production of passenger cars and light trucks, which was reported as being down by 3 percent. However, domestic OEMs, who are principal customers, were down 6 percent overall with production of light trucks down 13 percent. Being one of those suppliers who sell predominately to GM and Ford and are most heavily oriented to the SUV platforms, we were impacted greatly by this reduction. As indicated above, our unit shipments in 2006 decreased 12 percent, but our units produced during the same period declined 15 percent, to the lowest level since 1998. Since that year, we have opened two new plants in Mexico and expanded three of our Midwest facilities. Accordingly, gross profit in 2006 declined significantly due to the reduced unit shipments and the lost absorption of fixed costs on the sharply reduced production. Gross profit was also impacted, although to a lesser extent, by continued global pricing pressures from our customers, decreased demand for high-volume, high-profit specialty wheels, and operating issues and inefficiencies in two of our Midwest facilities related to productivity on larger diameter wheels.
During 2005, gross profit decreased $43.7 million, or 47.2 percent, to $48.8.million, or 6.1 percent of net sales, from $92.5 million, or 10.6 percent of net sales, in 2004. The principal factors impacting our gross profit were continued global pricing pressures from our customers, decreased demand for high-volume, high-profit specialty wheels, lower capacity utilization and costs associated with the process of consolidating and further automating our production facilities. In order to mitigate some of these factors, we began implementing best practices to (1) reduce our own cost structure, (2) respond to customer changes in cosmetic and quality standards and (3) improve product flow due to a higher mix of larger diameter wheels.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $25.7 million, or 3.3 percent of net sales in 2006, compared to $21.8 million, or 2.7 percent of net sales in 2005 and $24.2 million, or 2.8 percent of net sales in 2004. In accordance with a recent accounting rule change related to stock options, as of the beginning of 2006, we began recording stock-based compensation expense related to all outstanding unvested stock options. The impact on selling, general and administrative expenses in 2006 was $2.4 million. Additionally, as indicated above, selling, general and administrative expenses in 2005 and 2004 have been restated to include $0.8 million and $1.3 million, respectively, of stock-based compensation, representing the required correction to our past accounting for stock options. See Note 1 — Summary of Significant Accounting Policies, Note 2 — Review of Stock Option Practices and Restatement of Consolidated Financial Statements and Note 13 — Stock-Based Compensation in Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information regarding Stock-Based Compensation. Other increases in 2006 included professional fees and retirement benefit accruals. Selling, general and administrative expenses were $2.4 million lower in 2005 than 2004, due principally to a reduction of $1.7 million in bonuses, which were based on overall company profitability.
Impairment of Long-Lived Assets and Other Charges
On September 15, 2006, we announced the planned closure of our wheel manufacturing facility located in Johnson City, Tennessee, and the resulting lay off of approximately 500 employees. The planned closure of the Johnson City facility is expected to be completed in the first quarter of 2007. This was the latest step in our program to rationalize our production capacity after the recent announcements by our customers of sweeping production cuts, particularly in the light truck and sport utility platforms, that have reduced our requirements for the future. Severance and other costs related to the closure of this facility were approximately $0.8 million in 2006, with an additional $0.7 million estimated to be recorded in 2007. Accordingly, a pretax asset impairment charge against earnings totaling $4.5 million, reducing the carrying value of certain assets at the Johnson City facility to their respective fair values, was recorded in 2006 when we estimated that the future undiscounted cash flows of our facility would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility. We estimated the fair value of the long-lived assets based on an independent appraisal of the assets. These assets are classified as held and used, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, until they are available for immediate sale at which time they will be classified as held for sale.
On June 16, 2006, we announced that we were discontinuing our chrome plating business located in Fayetteville, Arkansas, that would result in a lay off of approximately 225 employees during the third quarter of 2006. This decision was the result of a shift in customer preference to less expensive bright finishing processes that reduced the sales outlook for chromed wheel products. The shift away from chromed wheel products and the resulting impact on the company’s chrome plating business had been previously disclosed in the fourth quarter of 2005, when the company estimated that it would not be able to eventually recover the carrying value of certain machinery and equipment in the chrome plating operation. Accordingly, such assets were written down to their estimated fair value by recording an asset impairment charge against earnings of $7.9 million in the fourth quarter of 2005. At the same time, an accrual of $1.3 million was recorded for potential environmental exposure related to machinery and equipment shutdown and removal. Any additional environmental costs are not possible to estimate at this time, however an environmental assessment is currently underway. During the third quarter of 2006, we successfully transferred our requirements for chrome-plated wheels to a third-party processor and our chrome plating operation ceased. Any additional non-environmental costs related to the closure of this operation and employee lay-offs were insignificant. This restructuring does not affect the company’s bright polish operation, which is located at the same facility.
Interest Income, net
Interest income, net for the year increased 5 percent to $5.6 million from $5.3 million in 2005, due principally to an increase in the average rate of return to 4.9 percent from 3.1 percent in 2005, offsetting a reduction in the average cash balance invested of $53.4 million. Interest income in 2005 increased to $5.3 million from $2.8 million in 2004, as the average rate of return in 2005 increased to 3.1 percent from 1.5 percent in 2004.
Effective Income Tax Rate
Our pretax income (loss) from continuing operations was $(16.1) million in 2006, $23.9 million in 2005 and $69.5 million in 2004. The effective tax rate on the 2006 pretax loss from continuing operations was a benefit of 9.5 percent compared to a tax provision of 37.2 percent in 2005 and a tax provision of 37.7 percent in 2004. The relationship of federal tax credits, changes in tax reserves, permanent tax differences and foreign income, which is taxed at rates other than statutory, to pretax income (loss) from continuing operations are the principal reasons for increases and decreases in the effective income tax rate. Accounting judgment is required when reserving for probable disallowance of identified exposures. Accounting rules dictate that general reserves are not allowed and that changed substantive facts or specific events must exist to change reserve amounts. For example, the resolution of an audit by taxing authorities or the expiration of a statute of limitations governs when a reserve is no longer required for a given exposure. During 2006, 2005 and 2004, statute of limitations expired on certain previously identified tax reserves, while certain additional tax reserves were identified. The tax reserve for the three years ended December 31, 2006 experienced net increases of $0.6 million in 2006, $2.8 million in 2005 and $3.7 million in 2004, which are included in the respective effective income tax rates.
Equity in Earnings of Joint Ventures and Cumulative Effect of Accounting Change
We have two 50 percent owned joint ventures — Topy-Superior Limited (TSL), which earns a commission for marketing our products to potential OEM customers based in Asia, and Suoftec Light Metal Products, Ltd. (Suoftec), a manufacturer of both light-weight forged and cast aluminum wheels in Hungary. The investment in these joint ventures is accounted for utilizing the equity method of accounting. Accordingly, our share of joint venture net income is included in the consolidated statements of operations in “Equity in Earnings of Joint Ventures”. The net operating results of the TSL joint venture did not have a material impact on our results of operations or financial condition.
Our share of profits from the Suoftec joint venture declined to $4.9 million for 2006 compared to $5.2 million a year earlier and $8.6 million in 2004. Unit shipments in 2006 increased 16 percent for the year, while operating profits were down by approximately 20 percent. However, profitability decreased due principally to a 30 percent increase in aluminum cost, which was only partially offset by allowable pass-through price increases to customers. The decrease in profitability in 2005 was due principally to a 4 percent decline in unit shipments, lower average selling prices and higher operating costs due to a recent expansion of the casting operation.
In 2005, we aligned the accounting period for our Suoftec 50-percent owned joint venture with the fiscal year period reported by our other operations. Our share of the joint venture’s net income was previously recorded one month in arrears. The impact of this change in accounting principle added $1.2 million, or $0.05 per diluted share, to our net income in 2005, representing our share of Suoftec’s earnings for the month of December 2004. Additionally, our share of the joint venture’s operating results for all interim periods in 2005 have been adjusted to be comparable with this change in accounting principle effective in the first quarter of 2005. See Note 7 - Investments in Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information regarding the Suoftec joint venture.
Continuing Operations
As a result of the above, the net loss from continuing operations in 2006 was $9.6 million, compared to income of $20.2 million last year and income of $51.9 million in 2004. Diluted earnings (loss) per share from continuing operations for the year ended December 31, 2006 was $(0.36) per diluted share compared to $0.76 per diluted share in 2005 and $1.94 per diluted share in 2004.
Discontinued Operations
On September 20, 2006, we entered into an agreement with Saint Jean Industries, Inc., a Delaware corporation, as buyer, and the buyer’s parent, Saint Jean Industries, SAS, a French simplified joint stock company, to sell substantially all of the assets and working capital of our suspension components business for $17.0 million, including a $2.0 million promissory note. The $2.0 million promissory note is due in two equal installments on the 24th and 36th month anniversary date of the completion date, and bears interest at LIBOR plus 1%, adjusted quarterly. Discontinued operations for the year ended December 31, 2006, including a $1.1 million pretax gain on disposal, was income of $0.3 million, or $0.01 per diluted share, compared to a loss of $27.8 million, or $(1.05) per diluted share, for the same period in 2005 and a loss $8.1 million, or $(0.30) per diluted share, in 2004. See Note 17 — Discontinued Operations in Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further discussion of the disposal of the components business.
Net Income (Loss)
As a result of the above, the net loss in 2006 was $9.3 million, or -1.2 percent of net sales, compared to a loss in 2005 of $6.4 million, or -0.8 percent of net sales, and income of $43.8 million, or 5.0 percent of net sales, in 2004. Diluted earnings (loss) per share was $(0.35) per diluted share in 2006 compared to $(0.24) in 2005 and $1.64 in 2004.
Liquidity and Capital Resources
In the fourth quarter of 2006, we expanded our definition of cash and cash equivalents to include short-term marketable debt securities with an original maturity of less than three months. We believe this change in accounting principle is to a preferable method of accounting for these short-term investments since the new methodology better reflects the underlying economics of these transactions. The adoption of this new accounting methodology does not change the underlying economics of our business or these transactions. We have, in accordance with SFAS No. 154, “Accounting Changes and Error Corrections”, retrospectively applied this new methodology. See “Cash and Cash Equivalents” in Note 1 — Summary of Significant Accounting Policies in Item 8 — Financial Statements and

Supplementary Data in this Annual Report on Form 10-K for further discussion of this change in accounting methodology.
Our sources of cash liquidity include cash and short-term investments, net cash provided by operating activities, and other external sources of funds. During the three years ended December 31, 2006, we had no long-term debt. At December 31, 2006, our cash and short-term investments totaled $78.1 million compared to cash and short-term investments totaling $107.3 million a year ago and $119.6 million at the end of 2004. The $29.2 million decrease in cash and short-term investments in 2006 was used principally to fund capital expenditure requirements for our new plant in Chihuahua Mexico. The decrease in cash and short-term investments in 2005 was due to our investing $38.7 million in long-term corporate bonds during the year. Accordingly, all working capital requirements, investing activities, cash dividend payments and repurchases of our common stock during these three years have been funded from internally generated funds, the exercise of stock options or existing cash and short-term investments. The following table summarizes the cash flows from operating, investing and financing activities as reflected in the consolidated statements of cash flows.

Year Ended December 31 ,	2006	2005	2004
(In thousands)
Net cash provided by operating activities	$36,130	$76,501	$77,111
Net cash used in investing activities	(58,062)	(71,775)	(93,277)
Net cash used in financing activities	(17,032)	(17,021)	(21,037)

Net decrease in cash and cash equivalents	$(38,964)	$(12,295)	$(37,203)

We generate our principal working capital resources primarily through operations. Net cash provided by operating activities decreased $40.4 million to $36.1 million in 2006, compared to $76.5 million for the same period a year ago. In addition to the $2.9 million decrease in net income, the change in non-cash items was unfavorable by $8.9 million and unfavorable changes in operating assets and liabilities totaled $28.6 million. The principal changes in non-cash items were unfavorable variances in impairment charges of $37.4 million and depreciation and amortization of $7.3 million, reduced by favorable changes in deferred taxes totaling $26.1 million, equity earnings of joint ventures, net of dividends received of $4.0 million and stock-based compensation totaling $2.2 million. The unfavorable change in operating assets and liabilities was due principally to unfavorable changes in funding requirements of income taxes payable, totaling $25.0 million, and accounts receivable totaling $17.9 million, reduced by a favorable change in funding requirements of other assets and liabilities totaling $13.1 million, due principally to the change in funding requirements for payroll and related fringe benefits. The unfavorable change in requirements for income taxes payable in the current period was due principally to lower tax liability at the end of the current period compared to a year ago, while the favorable change a year ago was due to an over payment situation at the end of 2004. The unfavorable change in accounts receivable in the current period was due to a requirement of $4.3 million in funding versus a decrease in funding requirement of $13.6 million in the same period a year ago, as there was an increase in customer sales in the current period.
The $36.1 million cash flow from operating activities in 2006, $39.0 million of cash and cash equivalents from a year ago and the $15.0 million cash portion of the proceeds from the sale of our components business were used for capital expenditures of $73.1 million and for cash dividends of $17.0 million. Capital expenditures in 2006 included $54.2 million for our new wheel facility in Chihuahua, Mexico. The balance of capital expenditures was for automation projects and ongoing improvements in our other wheel facilities.
Net cash provided by operating activities decreased $0.6 million to $76.5 million in 2005, compared to $77.1 million in 2004. The $50.2 million decrease in net income was offset by favorable changes in non-cash items totaling $14.9 million and favorable changes in operating assets and liabilities of $34.7 million. The principal favorable changes in non-cash items were in impairment charges of $41.9 million and depreciation and amortization of 7.2 million, reduced by changes in deferred taxes totaling $31.4 million. The favorable change in operating assets and liabilities was due principally to favorable changes in funding requirements of income taxes payable, totaling $32.0 million, and accounts receivable, totaling $19.9 million, offset by unfavorable change in funding requirements of other assets and liabilities, totaling $17.2 million, due principally to the change in funding requirements for payroll and related benefits. The favorable change in requirements for income taxes payable in the current period was due principally to an over payment situation at the end of the prior year. The favorable change in accounts receivable in the current period was due to a reduction of $13.6 million in funding required in the current period versus a requirement of $6.3 million in the same period a year ago, as the increase in customer sales was less in the current period.
The $77.1 million cash flow from operating activities in 2004, $37.2 million of cash and cash equivalents from the year prior, and the $1.4 million proceeds from the exercise of company stock options, were used for capital expenditures of $54.6 million, for cash dividends of $15.6 million, for common stock repurchases totaling $6.8 million, with the balance reinvested in long-term investments of $38.7 million. Capital expenditures in 2004 included $45.4 million for wheel manufacturing operations and $9.2 million for the aluminum suspension components operation. The principal expenditures for the wheel facilities were for automation projects and ongoing improvements.
Our financial condition remained strong in 2006. Working capital of $233.5 million at December 31, 2006 included $78.1 million in cash and short-term investments. The current ratio at year-end was 3.1:1 compared to 3.3:1 a year ago. Accordingly, we believe we are well positioned to take advantage of new and complementary business opportunities, to further expand into international markets and to withstand any moderate downturns in the economy.
Risk Management
We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products.
We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional and legal currencies — the Mexican Peso and the Euro and the Hungarian Forint. The value of the Mexican Peso experienced a 2 percent decrease in relation to the U.S. dollar in 2006. The Euro also experienced an 11 percent increase versus the U.S. dollar in 2006 and the Hungarian Forint experienced a 10 percent increase versus the U.S. dollar in 2006. Foreign currency transaction gains and losses, which are included in other income (expense) in the consolidated statements of operations, have not been significant.
As it relates to foreign currency translation losses, however, since 1990, the Mexican Peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations has resulted in a cumulative unrealized translation loss at December 31, 2006 of $40.2 million. Since our initial investment in our joint venture in Hungary in 1995, the fluctuations in functional currencies — originally the German Deutsche Mark and now the Euro — have resulted in a cumulative unrealized translation gain at December 31, 2006 of $4.0 million. Translation gains and losses are included in other comprehensive income (loss) in the consolidated statements of shareholders’ equity.
Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At December 31, 2006, we held no foreign currency Euro forward contracts. At December 31, 2005, we held open foreign currency Euro forward contracts totaling $10.7 million, with an unrealized loss of $(0.2) million. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by a similar percentage of the current market value. We do not have similar derivative instruments for the Mexican Peso.
When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas through 2008. The contract value and fair value of these purchase commitments approximated $15 million and $12 million, respectively, at December 31, 2006. As of December 31,

2005, the aggregate contract value and fair value of these commitments were $8 million and $17 million, respectively. Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.
Contractual obligations as of December 31, 2006 (amounts in millions):

	Payments Due by Period
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total

Commodity contracts	$10	$5	$—	$—	$—	$—	$15
Retirement plans	2	2	2	2	2	55	65
Euro forward contracts	—	—	—	—	—	—	—
Operating leases	3	2	2	2	2	1	12

Total contractual	$15	$4	$4	$4	$4	$56	$92

Inflation
Inflation has not had a material impact on our results of operations or financial condition for the three years ended December 31, 2006. Wage increases have averaged 2 to 3 percent during this period and, as indicated above, cost increases of our principal raw material, aluminum, are passed through to our customers. However, cost increases for our other raw materials and for energy may not be similarly recovered in our selling prices. Additionally, the competitive global pricing pressures we have experienced recently are expected to continue, which may also lessen the possibility of recovering these types of cost increases.
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
Inventories — Inventories are stated at the lower of cost or market value and categorized as raw material, work-in-process or finished goods. When necessary, management uses estimates of net realizable value to record inventory reserves for obsolete and/or slow-moving inventory. Our inventory values, which are based upon standard costs for raw materials and labor and overhead established at the beginning of the year, are adjusted to actual costs on a first-in, first-out (FIFO) basis. Current raw material prices and labor and overhead costs are utilized in developing these adjustments.
Impairment of Long-Lived Assets — In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets “(SFAS No. 144), we periodically review the carrying value of our property and equipment and intangible assets, with finite lives, to test whether current events or circumstances indicate that such carrying value may not be recoverable. If the tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, then an impairment adjustment needs to be recognized. Such adjustments consist of the amount by which the carrying value of such asset exceeds fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried the lower of their carrying value or fair value less costs to sell.
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
The following information illustrates the sensitivity to a change in certain assumptions of our unfunded retirement plans as of December 31, 2006. Note that these sensitivities may be asymmetrical, and are specific to 2006. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The effect of the indicated increase (decrease) in selected factors is shown below (in thousands):

		Increase (Decrease) in:
		Projected Benefit
	Percentage	Obligation
	Point	at December 31,	2006
Assumption	Change	2006	Net Pension Cost
Discount rate	+ 1.0%	$(2,223)	$(291)
Rate of compensation increase	+ 1.0%	$1,040	$267
Stock-Based Compensation — Prior to January 1, 2006, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations and provided the required pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB Opinion No. 25, a non-cash, stock-based compensation expense was to be recognized for any options for which the exercise price was below the market price on the actual grant date. The charge for the options with an exercise price below the market price on the actual grant date was equal to the number of options multiplied by the difference between the exercise price and the market price of the option shares on the actual grant date. That expense was to be amortized over the vesting period of the option. Beginning January 1, 2006, we have accounted for stock-based compensation using the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 107. We elected to adopt the modified prospective application method as provided by SFAS No. 123R. Accordingly, during fiscal year 2006, we recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method under SFAS No. 123 been applied since the effective date of SFAS No. 123 for any unvested pre-fiscal 2006 grants and under SFAS No. 123R for the fiscal year 2006 grants, using the Black-Scholes option-pricing model. Option-pricing models require the input of highly subjective assumptions, including the option’s expected life, stock price volatility of the underlying stock, an expected dividend yield and a risk-free interest rate. See Note 13 — Stock-Based Compensation to the Consolidated Financial Statements in Item 8 — Financial Statements and Supplementary Data for a detailed description of these assumptions.
In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). We have elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the initial pool of excess tax benefits and to determine the subsequent impact on the Additional Paid-In-Capital (“APIC”) pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. See Note 13 — Stock-Based Compensation to the Consolidated Financial Statements in Item 8 — Financial Statements and Supplementary Data for a detailed description.
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
New Accounting Standards
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal,” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. The new standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this new accounting standard in 2006 did not have a material impact on our financial position or results of operations.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This Interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation will be a two-step process. The first step will determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized. The second step will measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements. This Interpretation is effective for fiscal years beginning after December 15, 2006. We have commenced but not completed our evaluation of the effect of the adoption of FIN 48. The adoption of FIN 48 may have a significant impact on our shareholders’ equity in the consolidated financial statements as of January 1, 2007.

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
In September 2006, the FASB released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (FAS 158). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The recognition and disclosure provisions of SFAS No. 158 were adopted as of December 31, 2006. There was no impact of adopting SFAS No. 158 requirement to measure defined benefit plan assets and obligations as of the date of a company’s fiscal year-end statement of financial position. See Note 10 — Retirement Plan in Item 8 — Financial Statements and Supplementary Data in this Annual Report on Form 10-K for further discussion of defined benefit pension and other postretirement plans.
In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires registrants to quantify the impact of correcting all misstatements using both the “rollover” method, which focuses primarily on the impact of a misstatement on the income statement, and the “iron curtain” method, which focuses primarily on the effect of correcting the period-end balance sheet. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, “Materiality.” The provisions of SAB No. 108 are effective in 2006. The adoption of SAB No. 108 had no impact on our consolidated financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective fiscal years beginning after November 15, 2007. We have not completed our evaluation of SFAS No. 159, but we do not expect the adoption of SFAS No. 159 to have a material effect on our operating results or financial position.
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

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to the Consolidated Financial Statements And Financial Statement Schedule:
All other financial statement schedules have been omitted as they are not applicable, not material or the required information is included in the financial statements or notes thereto

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Superior Industries International, Inc.:
We have completed integrated audits of Superior Industries International, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Superior Industries International, Inc. and its subsidiaries at December 31, 2006 and December 25, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2, to the consolidated financial statements, the Company restated its 2005 and 2004 consolidated financial statements.
As discussed in Note 1, Note 10 and Note 13 to the consolidated financial statements, the company changed the manner in which it accounts for cash and cash equivalents and short-term investments, defined benefit pension plans, and stock-based compensation, respectively, in 2006.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report On Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Los Angeles, California
April 9, 2007

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

Fiscal Year	2006	2005	2004
		As restated	As restated
NET SALES	$789,862	$804,161	$872,258
Cost of sales	781,122	755,337	779,752

GROSS PROFIT	8,740	48,824	92,506

Selling, general and administrative expenses	25,679	21,802	24,154
Impairment of long-lived assets	4,470	7,855	—

INCOME (LOSS) FROM OPERATIONS	(21,409)	19,167	68,352

Interest income, net	5,589	5,329	2,772
Other expense, net	(268)	(588)	(1,614)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS	(16,088)	23,908	69,510

Income tax benefit (provision)	1,534	(8,895)	(26,209)
Equity in earnings of joint ventures	4,976	5,206	8,611

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(9,578)	20,219	51,912

Discontinued operations, net of taxes	257	(27,811)	(8,108)

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(9,321)	(7,592)	51,912

Cumulative effect of accounting change, net of taxes	—	1,225	—

NET INCOME (LOSS)	$(9,321)	$(6,367)	$43,804

EARNINGS (LOSS) PER SHARE – BASIC:

Net income (loss) from continuing operations	$(0.36)	$0.76	$1.95
Discontinued operations, net of taxes	0.01	(1.05)	(0.30)
Cumulative effect of accounting change, net of taxes	—	0.05	—

NET INCOME (LOSS)	$(0.35)	$(0.24)	$1.65

EARNINGS (LOSS) PER SHARE – DILUTED:

Net income (loss) from continuing operations	$(0.36)	$0.76	$1.94
Discontinued operations, net of taxes	0.01	(1.05)	(0.30)
Cumulative effect of accounting change, net of taxes	—	0.05	—

NET INCOME (LOSS)	$(0.35)	$(0.24)	$1.64

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

Fiscal Year End	2006	2005
		As restated
ASSETS
Current assets:
Cash and cash equivalents	$68,385	$107,349
Short-term investments	9,750	—
Accounts receivable, net	138,552	135,501
Inventories, net	118,724	107,726
Deferred income taxes	6,416	2,585
Other current assets	4,766	6,579

Total current assets	346,593	359,740

Property, plant and equipment, net	310,414	292,289
Investments	46,247	59,572
Other assets	8,759	7,878

Total Assets	$712,013	$719,479

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,959	$53,527
Accrued expenses	41,898	39,401
Income taxes payable	10,253	17,706

Total current liabilities	113,110	110,634

Executive retirement liabilities	21,666	18,747
Deferred income taxes	17,049	10,209
Commitments and contingent liabilities (Note 12)	—	—
Shareholders’ equity:
Preferred stock, $25.00 par value Authorized – 1,000,000 shares; Issued – none
Common stock, $0.50 par value Authorized – 100,000,000 shares Issued and outstanding – 26,610,191 shares (26,610,191 shares at December 31, 2005)	13,305	13,305
Additional paid-in-capital	35,094	32,062
Accumulated other comprehensive loss	(37,097)	(40,717)
Retained earnings	548,886	575,239

Total shareholders’ equity	560,188	579,889

Total Liabilities and Shareholders’ Equity	$712,013	$719,479

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHESIVE INCOME (LOSS)
(Dollars in thousands, except per share amounts)

				Accumulated
	Common Stock		Additional	Other
	Number of		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total

BALANCE AT FISCAL YEAR END 2003, AS REPORTED	26,768,666	$13,384	$28,431	$(41,935)	$576,702	$576,582

Cumulative effect of restatements	—	—	6,961	—	(5,943)	1,018

BALANCE AT FISCAL YEAR END 2003, AS RESTATED	26,768,666	$13,384	$35,392	$(41,935)	$570,759	$577,600

Comprehensive Income:
Net income	—	—	—	—	43,804	43,804
Other comprehensive income	—	—	—	3,349	—	3,349

Comprehensive income	—	—	—	—	—	47,153

Stock-based compensation expense	—	—	1,310	—	—	1,310

Stock options exercised, including related tax benefit	56,125	28	1,497			1,525

Repurchases of common stock	(203,600)	(102)	(6,715)	—	—	(6,817)

Cash dividends declared ($0.6025 per share)	—	—	—	—	(16,052)	(16,052)

BALANCE AT FISCAL YEAR END 2004, AS RESTATED	26,621,191	$13,310	$31,484	$(38,586)	$598,511	$604,719

Comprehensive Loss:
Net loss	—	—	—	—	(6,367)	(6,367)
Other comprehensive loss	—	—	—	(2,131)	—	(2,131)

Comprehensive loss	—	—	—	—	—	(8,498)

Stock-based compensation expense	—	—	817	—	—	817

Stock options exercised, including related tax benefit	5,000	3	130			133

Repurchases of common stock	(16,000)	(8)	(369)	—	—	(377)

Cash dividends declared ($0.635 per share)	—	—	—	—	(16,905)	(16,905)

BALANCE AT FISCAL YEAR END 2005, AS RESTATED	26,610,191	$13,305	$32,062	$(40,717)	$575,239	$579,889
See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHESIVE INCOME (LOSS)
(Dollars in thousands, except per share amounts)

				Accumulated
	Common Stock		Additional	Other
	Number of		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total

BALANCE AT FISCAL YEAR END 2005, AS RESTATED	26,610,191	$13,305	$32,062	$(40,717)	$575,239	$579,889
Comprehensive Income (Loss):
Net loss	—	—	—	—	(9,321)	(9,321)
Other comprehensive income	—	—	—	5,410	—	5,410

Comprehensive loss	—	—	—	—	—	(3,911)

Stock-based compensation expense	—	—	3,032	—	—	3,032

Adjustment to initially apply SFAS No. 158	—	—	—	(1,790)	—	(1,790)

Cash dividends declared ($0.64 per share)	—	—	—	—	(17,032)	(17,032)

BALANCE AT FISCAL YEAR END 2006	26,610,191	$13,305	$35,094	$(37,097)	$548,886	$560,188

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)

Fiscal Year	2006	2005	2004
		As restated	As restated
NET INCOME (LOSS)	$(9,321)	$(6,367)	$43,804
Adjustment to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	39,137	46,468	39,281
Impairment of long-lived assets	4,470	41,895	—
Equity in earnings of joint ventures, net of dividends received	3,751	(240)	(4,081)
Deferred income taxes	3,009	(23,094)	8,343
Stock-based compensation	3,032	817	1,310
Other non-cash items	4,936	1,494	6,416
Gain on sale of discontinued operations	(1,077)	—	—
Cumulative effect of accounting change	—	(1,225)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,278)	13,647	(6,280)
Inventories	(15,568)	(16,838)	(21,455)
Other assets	3,100	(604)	5,803
Accounts payable	10,915	10,916	11,957
Income taxes payable	(7,458)	17,528	(14,511)
Other liabilities	1,482	(7,896)	6,524

NET CASH PROVIDED BY OPERATING ACTIVITIES	36,130	76,501	77,111

Cash flows from investing activities:

Additions to property, plant and equipment	(73,062)	(100,800)	(54,579)
Proceeds from sale of discontinued operations	15,000	—	—
Purchases of held-to-maturity securities	—	—	(38,698)
Proceeds from sales of held-to-maturity securities	—	29,025	—

NET CASH USED IN INVESTING ACTIVITIES	(58,062)	(71,775)	(93,277)

Cash flows from financing activities:

Cash dividends paid	(17,032)	(16,772)	(15,609)
Repurchases of common stock	—	(377)	(6,817)
Stock options exercised	—	128	1,389

NET CASH USED IN FINANCING ACTIVITIES	(17,032)	(17,021)	(21,037)

Net increase (decrease) in cash and cash equivalents	(38,964)	(12,295)	(37,203)

Cash and cash equivalents at the beginning of the year	107,349	119,644	156,847

Cash and cash equivalents at the end of the year	$68,385	$107,349	$119,644

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
GM, Ford and DaimlerChrysler together represented approximately 86 percent of our annual sales in 2006 and 85 percent and 88 percent of annual sales in 2005 and 2004, respectively. Although the loss of all or a substantial portion of our sales to any of these customers would have a significant adverse impact on our financial results, unless the lost volume could be replaced, we believe this risk is partially offset due to long-term relationships with each, including multi-year program arrangements. However, recent global competition pricing pressures have put these multi-year arrangements at risk. Including our 50 percent owned joint venture in Europe, we also manufacture aluminum wheels for, Audi, BMW, Isuzu, Jaguar, Land Rover, Mazda, MG Rover, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen.
We began manufacturing aluminum suspension and related underbody components using the licensed CobapressTM technology in 1999. Through 2005, we had made a significant investment in this business and had incurred significant losses since its inception. Due to the intense competition in the global automotive wheel industry, the decision was made to focus all of our resources on our core aluminum wheel business. On January 9, 2006, our Board of Directors approved management’s plan to dispose of the aluminum suspension components business before the end of 2006 and authorized us to engage an investment banker and/or other advisors to explore options for the sale of this business. Accordingly, on September 20, 2006, we entered into an agreement with Saint Jean Industries, Inc., a Delaware corporation, as buyer, and the buyer’s parent, Saint Jean Industries, SAS, a French simplified joint stock company, to sell substantially all of the assets and working capital of our suspension components business for $17.0 million, including a $2.0 million promissory note. The $2.0 million promissory note is due in two equal installments on the 24th and 36th month anniversary dates of the completion date, and bears interest at LIBOR plus 1%, adjusted quarterly. See Note 17 – Discontinued Operations for further discussion of the aluminum suspension components business.
On June 16, 2006, we announced that we were restructuring our chrome plating business located in Fayetteville, Arkansas, that would result in a lay off of approximately 225 employees. The restructuring of the chrome plating business was the result of a shift in customer preference to less expensive bright finishing processes that reduced the sales outlook for chromed wheel products. The shift away from chromed wheel products and the resulting impact on the company’s chrome plating business had been previously disclosed in the fourth quarter of 2005, when the company estimated that it would not be able to eventually recover the carrying value of certain machinery and equipment in the chrome plating operation. Accordingly, such assets were written down to their estimated fair value by recording an asset impairment charge against pretax earnings of $7.9 million in the fourth quarter of 2005. At the same time, an accrual of $1.3 million was recorded for potential environmental exposure related to machinery and equipment shutdown and removal. Any additional environmental costs are not possible to estimate at this time, however an environmental assessment is currently underway. Other costs related to this restructuring were not significant. The out-sourcing of our current and future customer requirements for chrome-plated wheels to a third-party processor was completed by the end of the third quarter of 2006. This restructuring does not affect the company’s bright polish operation, which is located at the same facility.
On September 15, 2006, we announced the planned closure of our wheel manufacturing facility located in Johnson City, Tennessee, and the resulting lay off of approximately 500 employees. The planned closure of the Johnson City facility is expected to be completed in the first quarter of 2007. This was the latest step in our program to rationalize our production capacity after the recent announcements by our customers of sweeping production cuts, particularly in the light truck and sport utility platforms, that have reduced our requirements for the near future. Accordingly, an asset impairment charge against pretax earnings totaling $4.5 million was recorded in 2006 when we estimated that the future undiscounted cash flows of this facility would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility. Severance and other costs related to the closure of this facility totaled approximately $0.8 million in the fourth quarter of 2006, with an additional $0.7 million expected through the date of closure.
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
In 2005, we changed the method of recording our 50 percent share of Suoftec Light Metal Products, Ltd. (Suoftec) earnings from recording on a one-month lag to recording the results of operations on a current basis. The purpose of the change was to have this 50 percent owned subsidiary report on the same basis as our fiscal reporting period, as their financial information is now available on a timely basis. As a result, net income for the year ended December 31, 2005 includes a cumulative effect of accounting change of $1.2 million, representing the company’s share of Suoftec’s net income for the month of December 2004.
We have made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Generally, assets and liabilities that are subject to estimation and judgment include the allowance for doubtful accounts, inventory valuation reserves, depreciation and amortization periods of long-lived assets, self-insurance accruals, fair value of stock-based compensation and income taxes. While actual results could differ, we believe such estimates to be reasonable.
Our fiscal year is the 52- or 53-week period ending on the last Sunday of the calendar year. The 2006 fiscal year comprises the 53-week period ended on December 31, 2006. Fiscal years 2005 and 2004 comprise the 52-week periods ended on December 25, 2005 and December 26, 2004, respectively. For convenience of presentation in the consolidated financial statements, all fiscal years are referred to as beginning as of January 1 and ending as of December 31. Certain prior year amounts have been reclassified to conform to the 2006 financial statement presentation.
Cash and Cash Equivalents
Cash and cash equivalents generally consist of cash, certificates of deposit, money market funds and short-term highly liquid investments with original maturities of three months or less. In the fourth quarter of 2006, we revised our policy definition of cash and cash equivalents to include short-term highly liquid investments as cash equivalents, as they represent investments that have been purchased with maturity dates of 90 days or less and generally with maturities of approximately 10 days. As such, they present little risk of changes to their value. Historically, we had presented these highly liquid instruments as “short-term investments” on the balance sheets as they were truly investment vehicles. In recent years, however, our profitability has declined as we were making significant investments in new plants and in restructuring existing facilities. These activities have decreased our cash position to the extent that we are now utilizing these previously classified “short-term investments” to fund current operating requirements interchangeably with other cash equivalents under existing policies. These highly liquid investments will continue to be utilized to meet on-going cash demands for the foreseeable future.
We believe this change in accounting principle to be a preferable method of accounting for these short-term investments as it reflects our intended purpose for these investments. We have, in accordance with SFAS No. 154, “Accounting Changes and Error Corrections”, retrospectively applied this new accounting principle to our prior years’ consolidated balance sheets by restating cash and cash equivalents to include short-term investments of $58.5 million and $28.3 million at the end of 2005 and 2004, respectively. Additionally, the statements of cash flows have been restated to reflect these balances as cash and cash equivalents, and to eliminate their respective proceeds from sales and purchases during those periods from investing activities. The adoption of this new accounting methodology does not change the underlying economics of our business or these transactions. At times throughout the year and at year-end, cash balances held at financial institutions were in excess of federally insured limits.
Marketable Investments
Marketable debt and equity securities, not classified as cash equivalents, are classified as held-to-maturity or available-for-sale. Securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. We record held-to-maturity securities, which are stated at amortized cost, as either short-term or long-term on the balance sheet based upon contractual maturity dates. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair market value, with unrealized gains and losses, net of deferred taxes, excluded from operating results and reported in shareholders’ equity as a component of accumulated other comprehensive income (loss) until realized, or until any unrealized losses are determined to be other than temporary, at which time the losses would be recognized in our operating results. The fair values of securities are determined based upon quoted market prices. Gains or losses on securities sold are based on the specific identification method.
Marketable securities were comprised as follows (dollars in thousands):

			Net	Balance
		Fair	Unrealized	Sheet
At December 31, 2006	Cost	Value	Gain (Loss)	Amount	Maturity

Current assets:
Held-to-maturity security:
Corporate debt security	$9,771	$9,750	$—	$9,750	2007

Long-term investments:
Available-for-sale securities:
Corporate equity securities	$2,214	$4,894	$2,680	$4,894	Not Applicable

			Net	Balance
		Fair	Unrealized	Sheet
At December 31, 2005, as restated	Cost	Value	Gain (Loss)	Amount	Maturity

Long-term investments:
Available-for-sale securities:
Corporate equity securities	$2,214	$3,792	$1,578	$3,792	Not Applicable

Held-to-maturity security:
Corporate debt security	9,771	9,297	(470)	9,767	2007

Total long-term investments	$11,985	$13,089	$1,108	$13,559

Fair Values of Financial Instruments and Commitments
The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short period of time until maturity. Fair values of long-term marketable investments and future purchase commitments, which are discussed further in Note 12 – Commitment and Contingent Liabilities, are based upon quoted market prices.
Inventories
Inventories, which are categorized as raw materials, work-in-process or finished goods, are stated at the lower of cost or market using the first-in, first-out method.

Property, Plant and Equipment
Property, plant and equipment are carried at cost, less accumulated depreciation. The cost of additions, improvements and interest during construction, if any, are capitalized. Our maintenance and repair costs are charged to expense when incurred. Depreciation is calculated generally on the straight-line method based on the estimated useful lives of the assets.

Classification	Expected Useful Life

Computer equipment	3 to 5 years
Production machinery and equipment	7 to 10 years
Buildings	25 years
When property and equipment is replaced, retired or disposed of, the cost and related accumulated depreciation are removed from the accounts. Property and equipment no longer used in operations, which are generally insignificant in amount, are stated at the lower of cost or estimated net realizable value. Gains and losses, if any, are recorded in other income or expense in the period of disposition or write down.
Impairment of Long-Lived Assets
The company’s policy regarding long-lived assets is to evaluate the recoverability of its assets at least annually or when the facts and circumstances suggest that the assets may be impaired. This assessment of recoverability is performed based on the estimated undiscounted cash flows compared to the carrying value of the assets. If the future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. See Note 16 – Impairment of Long-Lived Assets and Other Charges for further discussion of asset impairments.
Derivative Instruments and Hedging Activities
We may periodically enter into foreign currency forward contracts to reduce the risk from exchange rate fluctuations associated with future purchase commitments, such as wheel purchases denominated in Euros from our 50 percent owned joint venture in Hungary. This type of hedging activity, which attempts to protect our planned gross margin as of the date of the purchase commitment, qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, we assess whether the cash flow hedge is effective both at inception and periodically thereafter. The effective portion of the related gains and losses is recorded as an asset or liability in the consolidated balance sheets with the offset as a component of other comprehensive income (loss) in shareholders’ equity. The ineffective portion of related gains or losses, if any, is reported in current earnings. As hedged transactions are consummated, amounts previously accumulated in other comprehensive income (loss) are reclassified into current earnings. At December 31, 2006, we held no Euro forward contracts. At December 31, 2005, we held Euro forward contracts totaling $10.7 million, with an unrealized loss of $0.2 million.
We also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Such contracts are considered normal purchases as the commodities are physically delivered and, therefore, pursuant to SFAS No. 133 are not accounted for as derivatives. See Note 12 – Commitments and Contingent Liabilities for additional information pertaining to these purchase commitments.
Foreign Currency Transactions
We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies – the Mexican Peso, the Euro and the Hungarian Forint. Foreign currency asset and liability accounts are translated using the exchange rates in effect at the end of the accounting period. Revenue and expense accounts are translated at the weighted average of exchange rates during the period. The cumulative effect of translation is recorded as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity, as reflected in Note 15 – Other Comprehensive Income (Loss). Foreign exchange transaction gains and (losses) of $(0.0) million, $(0.9) million and $(0.2) million have been recorded as part of other income, net during 2006, 2005 and 2004, respectively.

Revenue Recognition
Sales of products and any related costs are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Wheel program development revenues and initial tooling that are reimbursed by our customers are recognized as such related costs and expenses are incurred and recoverability is probable, generally upon issuance of a customer purchase order. Wheel program development revenues totaled $19.8 million in 2006, $21.1 million in 2005, and $14.0 million in 2004.
Research and Development
Research and development costs (primarily engineering and related costs), which are expensed as incurred, are normally included in cost of sales in the consolidated statements of operations. Amounts expended during each of the three years in the period ended December 31, 2006 were $6.8 million in 2006, $9.6 million in 2005, and $12.9 million in 2004.
Stock-Based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and, therefore, have not restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123. For options granted subsequent to January 1, 2006, such expense is in accordance with the provisions of SFAS No. 123R. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with the intrinsic value method that followed the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and we provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to our stock-based compensation. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.
Since the only awards issued under our equity incentive plans have been, and are currently, stock option awards, the stock-based compensation expense recorded in 2006, as detailed in Note 13 – Stock-Based Compensation presents the impact of the adoption of SFAS 123R. This expense is comparable to the, previously disclosed stock-based compensation expense presented as pro forma information in accordance with SFAS 123 and SFAS 148. The table below reflects the pro forma net earnings and basic and diluted earnings per share for the years ended December 31, 2005 and 2004, had we applied the fair value recognition provisions of SFAS 123:

Year Ended December 31,	2005	2004
(Dollars in thousands, except per share amounts)	As restated	As restated
Reported net income (loss)	$(6,367)	$43,804
Stock-based compensation expense included in reported income (loss), net of taxes	531	851
Stock-based compensation expense determined under fair value method for all awards, net of taxes	(5,617)	(3,596)

Pro forma net income (loss)	$(11,453)	$41,059

Year Ended December 31,	2005	2004
(Dollars in thousands, except per share amounts)	As restated	As restated
Earnings (loss) per share:
Basic – as reported	$(0.24)	$1.64
Basic – pro forma	$(0.43)	$1.54

Diluted – as reported	$(0.24)	$1.63
Diluted – pro forma	$(0.43)	$1.53
Income Taxes
In accordance with the provisions of FASB SFAS 109, “ Accounting for Income Taxes,” we account for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of our assets and liabilities. We calculate current and deferred tax provisions based on estimates and assumptions that could differ from actual results reflected on the income tax returns filed during the following years. Adjustments based on filed returns are recorded when identified in the subsequent years.
The effect on deferred taxes for a change in tax rates is recognized in income in the period of enactment. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income taxes when, in our judgment, based upon currently available information and other factors, it is more likely than not that a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, estimates of future earnings in different taxing jurisdictions and the expected timing of the deferred income tax asset reversals. We believe that the determination to record a valuation allowance to reduce a deferred income tax assets is a significant accounting estimate because it is based on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material.
It is our policy to establish reserves for taxes (included in income taxes payable) that are probable and may become payable in future years as a result of an examination by taxing authorities. We establish reserves based upon management’s assessment associated with permanent tax differences, tax credits and interest expense on adjustments to temporary tax differences. The tax reserves are analyzed at least quarterly, and adjustments are made as events occur to warrant adjustment to the reserve.
Presently we have not recorded a deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. These temporary differences may become taxable upon a repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries. At this time the company does not have any plans to repatriate income from their foreign subsidiaries.
Earnings (Loss) Per Share
As summarized below, basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for the period. For purposes of calculating diluted earnings (loss) per share, net income (loss) is divided by the total of the weighted average shares outstanding plus the dilutive effect of our outstanding stock options under the treasury stock method, which includes consideration of stock-based compensation required by SFAS 123R and SFAS 128, “Earnings Per Share.”

(In thousands, except per share amounts)

Year Ended December 31,	2006	2005	2004
		As restated	As restated
Basic Earnings (Loss) Per Share

Reported net income (loss)	$(9,321)	$(6,367)	$43,804

Weighted average shares outstanding	26,610	26,614	26,655

Basic earnings (loss) per share	$(0.35)	$(0.24)	$1.65

Diluted Earnings (Loss) Per Share

Reported net income (loss)	$(9,321)	$(6,367)	$43,804

Weighted average shares outstanding	26,610	26,614	26,655
Weighted average dilutive stock options	—	6	154

Weighted average shares outstanding-diluted	26,610	26,620	26,809

Diluted earnings (loss) per share	$(0.35)	$(0.24)	$1.64
The following potential shares of common stock were excluded from the diluted earnings per share calculations because they would have been anti-dilutive due to their exercise prices exceeding the market prices for the respective periods: for the year ended December 31, 2006, options to purchase 2,294,092 shares at prices ranging from $20.23 to $42.87; for the year ended December 31, 2005, options to purchase 2,292,775 shares at prices ranging from $23.81 to $42.87 per share; and for the year ended December 31, 2004, options to purchase 775,925 shares at prices ranging from $33.50 to $42.87 per share.
New Accounting Standards
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal,” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. The new standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this new accounting standard in 2006 did not have a material impact on our financial position or results of operations.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This Interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation will be a two-step process. The first step will determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized. The second step will measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements. This Interpretation is effective for fiscal years beginning after December 15, 2006. We have commenced but not completed our evaluation of the effect of the adoption of FIN 48. The adoption of FIN 48 may have a significant impact on our shareholders’ equity in the consolidated financial statements as of January 1, 2007.
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
In September 2006, the FASB released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (FAS 158). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The recognition and disclosure provisions of SFAS No. 158 were adopted as of December 31, 2006. There was no impact of adopting SFAS No. 158 requirement to measure defined benefit plan assets and obligations as of the date of a company’s fiscal year-end statement of financial position. See Note 10 – Retirement Plan in Item 8 – Financial Statements and Supplementary Data in this Annual Report on Form 10-K for further discussion of defined benefit pension and other postretirement plans.
In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires registrants to quantify the impact of correcting all misstatements using both the “rollover” method, which focuses primarily on the impact of a misstatement on the income statement, and the “iron curtain” method, which focuses primarily on the effect of correcting the period-end balance sheet. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, “Materiality.” The provisions of SAB No. 108 are effective in 2006. The adoption of SAB No. 108 had no impact on our consolidated financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective fiscal years beginning after November 15, 2007. We have not completed our evaluation of SFAS No. 159, but we do not expect the adoption of SFAS No. 159 to have a material effect on our operating results or financial position.
Note 2 — Review of Stock Option Practices and Restatements of Consolidated Financial Statements
Review of Stock Option Practices and Restatements of Consolidated Financial Statements
During the fourth quarter of 2006, two shareholder derivative lawsuits were filed against us and certain present and former officers and directors of the company alleging that the defendants (1) improperly backdated stock options of officers and directors, in violation of the company’s shareholder-approved stock option plans; (2) improperly recorded and accounted for the backdated stock options, in violation of generally accepted accounting principles; (3) improperly reported tax deductions based on the backdated stock options, in violation of Section 162(m) of the Internal Revenue Code; and (4) produced and disseminated to shareholders and the market false financial statements and other SEC filings. To evaluate these allegations, under the oversight of the Audit Committee of the Board of Directors, outside counsel and forensic accounting experts (the “Review Team”), thereafter conducted a comprehensive review of our historical stock option grant practices.
The Review Team analyzed approximately 1,125 option grants, involving approximately 3,875,500 options, or 98% of the total options granted, made on 52 separate grant dates between 1997 and 2006. The Review Team also reviewed certain option grants for the time period between 1991 and 1996. Based on this review, we concluded that, for most option grants, there were deficiencies in the process of granting, documenting or accounting for stock options that resulted in our using incorrect measurement dates for financial accounting purposes. These deficiencies included:

•	For certain option grants, we generally failed to comply with the terms of the applicable stock option plans concerning the timing of option grants. In particular, our 1988 and 1993 Stock Option plans required that any option grants approved by Unanimous Written Consent (“UWC”) be considered granted on the date the last Compensation and Benefits Committee member executed the consent. Instead, we considered options granted, and used a measurement date for accounting purposes, prior to the date on which the last Committee member executed the UWC;

•	For certain option grants, there was incomplete or missing documentation of the requisite corporate actions. For example, in most cases involving grants made by UWC, the Review Team was not able to locate all of the executed versions of the UWCs and, therefore, could not determine the date the UWC became effective. As a result, we concluded the date of the next Board of Directors meeting, when a duplicate UWC was executed, was the appropriate accounting measurement date;

•	For certain option grants, we granted options before the completion of required corporate actions. In one instance, a grant to our then CEO and current Chairman of the Board requiring shareholder approval was made before that approval was obtained. In addition, as discussed above, certain grants were made before the approving UWC was finally executed;

•	For certain option grants, we did not finalize the allocation of the number of options granted to each employee until after the purported grant date;

•	For certain option grants, we selected a grant date retrospectively to obtain a lower exercise price; and

•	For certain option grants, we awarded new employees options prior to their actual start date to obtain a lower exercise price.
Under paragraph 10 of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” the measurement date for determining the compensation cost of a stock option grant is the first date on which both the following are known: (1) the number of options that an individual employee is entitled to receive and (2) the option or purchase price. If the fair market value of the company’s common stock on the measurement date exceeds an option’s exercise price, the company is required to record compensation expense for the difference. Applying these principles, we determined that, after accounting for forfeitures, compensation expense in the pretax amount of $11.1 million should have been recorded over the years 1991 through 2005. Accordingly, we adjusted certain accounts, including retained earnings in the amount of $5.9 million, in the opening balance sheet for fiscal year 2004. After considering all of the quantitative and qualitative factors, these errors are not considered to be material to any one prior period. However, because the cumulative effect of the historical misdated options would be material to the 2006 period, we have restated our prior financial statements based on the guidance in Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, paragraph 29 and SEC SAB Topic 5F, “Accounting Changes Not Retroactively Applied Due to Immateriality.”
Based on the Review Team’s findings, we also concluded that none of the members of the Board of Directors or senior management engaged in intentional or fraudulent misconduct in connection with the option granting issues identified by the Review Team. This conclusion was based on the determination that (1) a majority of the deficiencies were administrative in nature and not the result of deliberate conduct; (2) to the extent hindsight was used to select grant dates with lower exercise prices, our current Chief Executive Officer and our current Chairman of the Board did not benefit financially or appreciate the related accounting implications of such actions; and (3) while our Chief Financial Officer was aware of the use of hindsight to select option grant dates with lower exercise prices and had personally obtained some financial benefit from exercising these misdated options, after considering all related positive and negative factors, the Review Team found that he did not appear to have appreciated fully, the accounting implications of the misdated option grants. The stock-based compensation expense required to be recorded due to retrospectively obtaining a lower exercise price, which would have been recorded over the four-year vesting period, approximated $3.7 million for option grants totaling 645,100 shares.

Additionally, based on the Review Team’s findings, the Board of Directors approved certain remediation and corporate governance measures to address the deficiencies identified by the Review Team and to align our option-granting processes with prevailing best practices and generally accepted accounting principles.
Restatement and Impact on Financial Statements
In addition to restating the consolidated financial statements in response to the Review Team’s findings, we also 1) reclassified the operations of the aluminum suspension components business to discontinued operations due to the decision reached in 2006 to sell that business (see Note 17 – Discontinued Operations in Item 8 – Financial Statements and Supplementary Data) and 2) reclassified certain short-term investments to “cash and cash equivalents” in conjunction with an accounting policy change, affected during 2006, described under “Cash and Cash Equivalents” in Note 1 – Summary of Significant Accounting Policies in Item 8 – Financial Statements and Supplementary Data. For the fiscal years 2005 and prior, we previously had not recorded stock-based compensation expenses; therefore, the additional stock based-compensation noted below represents the total stock-based compensation expense for these periods. The impact to the statement of operations of the stock-based compensation restatement is as follows (in thousands):

		Stock-Based		Stock-Based
	Net Income,	Compensation		Compensation
	as Previously	Expense	Net Income,	Expense
Fiscal Year	Reported	Net of Tax	as Restated	Pretax
Cumulative effect as of the beginning of fiscal 2004		$(5,943)		$(8,956)

2004	$44,655	$(851)	$43,804	$(1,310)
2005	$(5,836)	(531)	$(6,367)	$(817)

Cumulative effect as of the end of fiscal 2005		$(7,325)		$(11,083)

	Stock-Based	Stock-Based
	Compensation	Compensation
	Expense	Expense
Fiscal Year	Net of Tax	Pretax
2003	$(915)	$(1,407)
2002	(829)	(1,276)
2001	(460)	(708)
2000	(204)	(314)
1999	(148)	(228)
1998	(66)	(102)
1997	(17)	(26)
1996	(211)	(325)
1995	(1,183)	(1,630)
1994	(1,059)	(1,630)
1993	(848)	(1,305)
1992	(3)	(5)
1991	—	—

Cumulative effect as of the beginning of fiscal 2004	$(5,943)	$(8,956)

The “Adjustments” column in the following tables reflects the impact of the stock-based compensation expense, indicated above only. The “As Reported (reclassified)” column includes the reclassifications related to discontinued operations and accounting policy changes, as described above:
•	the consolidated statements of operations for the fiscal years 2005 and 2004.

•	the consolidated balance sheets as of the fiscal year end 2005.

•	the consolidated statements of cash flows for the fiscal years 2005 and 2004.

•	pro forma information required by SFAS No. 123 for the fiscal years 2005 and 2004.
SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

Fiscal Year 2005	As reported	Adjustments	As restated
	(reclassified)
NET SALES	$804,161	$—	$804,161
Cost of sales	755,337	—	755,337

GROSS PROFIT	48,824	—	48,824

Selling, general and administrative expenses	20,985	817	21,802
Impairment of long-lived assets	7,855	—	7,855

INCOME (LOSS) FROM OPERATIONS	19,984	(817)	19,167

Interest income, net	5,329	—	5,329
Other expense, net	(588)	—	(588)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS	24,725	(817)	23,908

Income tax benefit (provision)	(9,181)	286	(8,895)
Equity in earnings of joint ventures	5,206	—	5,206

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	20,750	(531)	20,219

Discontinued operations, net of taxes	(27,811)	—	(27,811)

NET LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(7,061)	(531)	(7,592)

Cumulative effect of accounting change, net of taxes	1,225	—	1,225

NET LOSS	$(5,836)	$(531)	$(6,367)

EARNINGS (LOSS) PER SHARE – BASIC:

Net income (loss) from continuing operations	$0.78	$(0.02)	$0.76
Discontinued operations, net of taxes	(1.05)	—	(1.05)
Cumulative effect of accounting change, net of taxes	0.05	—	0.05

NET LOSS	$(0.22)	$(0.02)	$(0.24)

EARNINGS (LOSS) PER SHARE – DILUTED:

Net income (loss) from continuing operations	$0.78	$(0.02)	$0.76
Discontinued operations, net of taxes	(1.05)	—	(1.05)
Cumulative effect of accounting change, net of taxes	0.05	—	0.05

NET LOSS	$(0.22)	$(0.02)	$(0.24)

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

Fiscal Year 2004	As reported	Adjustments	As restated
	(reclassified)
NET SALES	$872,258	$—	$872,258
Cost of sales	779,752	—	779,752

GROSS PROFIT	92,506	—	92,506

Selling, general and administrative expenses	22,844	1,310	24,154
Impairment of long-lived assets	—	—	—

INCOME FROM OPERATIONS	69,662	(1,310)	68,352

Interest income, net	2,772	—	2,772
Other expense, net	(1,614)	—	(1,614)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS	70,820	(1,310)	69,510

Income tax benefit (provision)	(26,668)	459	(26,209)
Equity in earnings of joint ventures	8,611	—	8,611

NET INCOME FROM CONTINUING OPERATIONS	52,763	(851)	51,912

Discontinued operations, net of taxes	(8,108)	—	(8,108)

NET INCOME (LOSS)	$44,655	$(851)	$43,804

EARNINGS (LOSS) PER SHARE – BASIC:

Net income from continuing operations	$1.98	$(0.03)	$1.95
Discontinued operations, net of taxes	(0.30)	—	(0.30)

NET INCOME (LOSS)	$1.68	$(0.03)	$1.65

EARNINGS (LOSS) PER SHARE – DILUTED:

Net income from continuing operations	$1.97	$(0.03)	$1.94
Discontinued operations, net of taxes	(0.30)	—	(0.30)

NET INCOME (LOSS)	$1.67	$(0.03)	$1.64

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

Fiscal Year Ended December 31, 2005	As reported	Adjustments	As restated
	(reclassified)
ASSETS
Current assets:
Cash and cash equivalents	$107,349	$—	$107,349
Short-term investments	—	—	—
Accounts receivable, net	135,501	—	135,501
Inventories, net	107,726	—	107,726
Deferred income taxes	2,585	—	2,585
Other current assets	8,579	—	6,579

Total current assets	359,740	—	359,740

Property, plant and equipment, net	292,289	—	292,289
Investments	59,572	—	59,572
Other assets	7,878	—	7,878

Total Assets	$719,479	$—	$719,479

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,527	$—	$53,527
Accrued expenses	39,401	—	39,401
Income taxes payable	17,706	—	17,706

Total current liabilities	110,634	—	110,634

Executive retirement liabilities	18,747	—	18,747
Deferred income taxes	11,950	(1,741)	10,209
Commitments and contingent liabilities (Note 12)	—	—	—
Shareholders’ equity:
Preferred stock, $25.00 par value Authorized – 1,000,000 shares; Issued – none
Common stock, $0.50 par value Authorized – 100,000,000 shares Issued and outstanding – 26,610,191 shares	13,305	—	13,305
Additional paid-in-capital	22,996	9,066	32,062
Accumulated other comprehensive loss	(40,717)	—	(40,717)
Retained earnings	582,564	(7,325)	575,239

Total shareholders’ equity	578,148	1,741	579,889

Total Liabilities and Shareholders’ Equity	$719,479	$—	$719,479

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)

Fiscal Year 2005	As reported	Adjustments	As restated
	(reclassified)
NET LOSS	$(5,836)	$(531)	$(6,367)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	46,468	—	46,468
Impairment of long-lived assets	41,895	—	41,895
Equity in earnings of joint ventures, net of dividends received	(240)	—	(240)
Deferred income taxes	(22,808)	(286)	(23,094)
Stock-based compensation	—	817	817
Other non-cash items	1,494	—	1,494
Gain on sale of discontinued operations	—	—	—
Cumulative effect of accounting change	(1,225)	—	(1,225)
Changes in operating assets and liabilities:
Accounts receivable	13,647	—	13,647
Inventories	(16,838)	—	(16,838)
Other assets	(604)	—	(604)
Accounts payable	10,916	—	10,916
Income taxes payable	17,528	—	17,528
Other liabilities	(7,896)	—	(7,896)

NET CASH PROVIDED BY OPERATING ACTIVITIES	76,501	—	76,501

Cash flows from investing activities:

Additions to property, plant and equipment	(100,800)	—	(100,800)
Proceeds from sale of discontinued operations	—	—	—
Purchases of held-to-maturity securities	—	—	—
Proceeds from sales of held-to-maturity securities	29,025	—	29,025

NET CASH USED IN INVESTING ACTIVITIES	(71,775)	—	(71,775)

Cash flows from financing activities:

Cash dividends paid	(16,772)	—	(16,772)
Repurchases of common stock	(377)	—	(377)
Stock options exercised	128	—	128

NET CASH USED IN FINANCING ACTIVITIES	(17,021)	—	(17,021)

Net increase (decrease) in cash and cash equivalents	(12,295)	—	(12,295)

Cash and cash equivalents at the beginning of the year	119,644	—	119,644

Cash and cash equivalents at the end of the year	$107,349	$—	$107,349

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)

Fiscal Year 2004	As reported	Adjustments	As restated
	(reclassified)
NET INCOME (LOSS)	$44,655	$(851)	$43,804
Adjustment to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	39,281	—	39,281
Impairment of long-lived assets	—	—	—
Equity in earnings of joint ventures, net of dividends received	(4,081)	—	(4,081)
Deferred income taxes	8,780	(4597)	8,343
Stock-based compensation	—	1,310	1,310
Other non-cash items	6,438	—	6,416
Gain on sale of discontinued operations	—	—	—
Cumulative effect of accounting change	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	(6,280)	—	(6,280)
Inventories	(21,455)	—	(21,455)
Other assets	5,803	—	5,803
Accounts payable	11,957	—	11,957
Income taxes payable	(14,511)	—	(14,511)
Other liabilities	6,524	—	6,524

NET CASH PROVIDED BY OPERATING ACTIVITIES	77,111	—	77,111

Cash flows from investing activities:

Additions to property, plant and equipment	(54,579)	—	(54,579)
Proceeds from sale of discontinued operations	—	—	—
Purchases of held-to-maturity securities	(38,698)	—	(38,698)
Proceeds from sales of held-to-maturity securities		—	—

NET CASH USED IN INVESTING ACTIVITIES	(93,277)	—	(93,277)

Cash flows from financing activities:

Cash dividends paid	(15,609)	—	(15,609)
Repurchases of common stock	(6,817)	—	(6,817)
Stock options exercised	1,389	—	1,389

NET CASH USED IN FINANCING ACTIVITIES	(21,037)	—	(21,037)

Net increase (decrease) in cash and cash equivalents	(37,203)	—	(37,203)

Cash and cash equivalents at the beginning of the year	156,847	—	156,847

Cash and cash equivalents at the end of the year	$119,644	$—	$119,644

See notes to consolidated financial statements.

Stock-Based Compensation
Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with the intrinsic value method that followed the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and we provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to our stock-based compensation. The impact of the restatements on the pro forma information is as follows:

Fiscal Year 2005	As reported	Adjustments	As restated
(Dollars in thousands, except per share amounts)
Reported net income (loss)	$(5,836)	$(531)	$(6,367)
Add:
Stock-based compensation expense included in reported income (loss), net of taxes	—	531	531
Deduct:
Stock-based compensation expense determined under fair value method for all awards, net of taxes	(5,119)	(498)	(5,617)

Pro forma net income (loss)	$(10,955)	$(498)	$(11,453)

Earnings (loss) per share:
Basic – as reported	$(0.22)	$(0.02)	$(0.24)
Basic – pro forma	$(0.41)	$(0.02)	$(0.43)

Diluted – as reported	$(0.22)	$(0.02)	$(0.24)
Diluted – pro forma	$(0.41)	$(0.02)	$(0.43)

Fiscal Year 2004	As reported	Adjustments	As restated
(Dollars in thousands, except per share amounts)
Reported net income (loss)	$44,655	$(851)	$43,804
Add:
Stock-based compensation expense included in reported income (loss), net of taxes	—	851	851
Deduct:
Stock-based compensation expense determined under fair value method for all awards, net of taxes	(2,973)	(623)	(3,596)

Pro forma net income (loss)	$41,682	$(623)	$41,059

Earnings (loss) per share:
Basic – as reported	$1.68	$(0.04)	$1.64
Basic – pro forma	$1.56	$(0.02)	$1.54

Diluted – as reported	$1.67	$(0.04)	$1.63
Diluted – pro forma	$1.55	$(0.02)	$1.53
NOTE 3 – BUSINESS SEGMENTS
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” directs companies to use the “management approach” for segment reporting. This approach reflects management’s aggregation of business segments and is consistent with how the company and its key decision-makers assess operating performance, make operating decisions, and allocate resources. This approach also considers the existence of managers responsible for each business segment and how information is presented to the company’s Board of Directors. As previously discussed, we sold substantially all of the assets and working capital of the components business to Saint Jean Industries on September 24, 2006. Accordingly, the results of operations and the gain on the sale of the components segment is classified as discontinued operations in our consolidated condensed statements of operations and is therefore no longer a reportable operating segment under SFAS No. 131. Consequently, we currently have only one reportable operating segment – automotive wheels.
Net sales for each of the geographic areas in which the company operates (dollars in thousands):

Year Ended December 31,	2006	2005	2004

Net sales:
U.S.	$572,863	$634,987	$712,040
Mexico	216,999	169,174	160,218

Total net sales	$789,862	$804,161	$872,258

Property, plant and equipment for each of the geographic areas in which the company operates (dollars in thousands):

December 31,	2006	2005

Property, plant and equipment, net:
U.S.	$141,653	$170,064
Mexico	168,761	122,225

Total property, plant and equipment, net	$310,414	$292,289

NOTE 4 – ACCOUNTS RECEIVABLE

December 31,	2006	2005
(Dollars in thousands)

Trade receivables	$121,707	$120,646
Wheel program development receivables	8,199	6,842
Dividend receivable from joint venture	5,266	—
Value added tax receivables	1,414	3,528
Other receivables	4,755	6,485

	141,341	137,501

Allowance for doubtful accounts	(2,789)	(2,000)

	$138,552	$135,501

The following percentages of our consolidated net sales were made to GM, Ford and DaimlerChrysler: 2006 — 34 percent, 37 percent and 16 percent; 2005 — 37 percent, 33 percent and 15 percent; and 2004 — 43 percent, 36 percent and 9 percent, respectively. These three customers represented 87 percent and 86 percent of trade receivables at December 31, 2006 and 2005, respectively.

NOTE 5 – INVENTORIES

December 31,	2006	2005
(Dollars in thousands)
Raw materials	$16,279	$26,513
Work in process	35,810	24,590
Finished goods	66,635	56,623

Total inventories	$118,724	$107,726

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

December 31,	2006	2005
(Dollars in thousands)
Land and buildings	$95,712	$76,578
Machinery and equipment	498,243	473,962
Leasehold improvements and others	13,829	12,506
Construction in progress	55,455	74,574

	663,239	637,620

Accumulated depreciation	(352,825)	(345,331)

Total property, plant and equipment	$310,414	$292,289

The $4.5 million asset impairment charge related to our Johnson City, Tennessee wheel manufacturing facility, as discussed in Note 16 – Impairment of Long-Lived Assets and Other Charges, was recorded in the appropriate fixed asset cost categories in the table above.
NOTE 7 — INVESTMENTS

December 31,	2006	2005
(Dollars in thousands)
Investment in and advances to 50% owned joint ventures:
Suoftec Light Metal Products, Ltd.	$39,082	$43,507
Topy-Superior Limited	135	110

	39,217	43,617

Corporate bonds	—	9,767
Corporate equities	4,894	3,792
Affordable housing limited partnerships	1,574	1,958
Other	562	438

Total investments	$46,247	$59,572

In 1995, we entered into a joint venture with Otto Fuchs Metallwerke KG, a German manufacturing company, to form Suoftec to manufacture cast and forged aluminum wheels in Hungary for the European automobile industry. Initial manufacture and sale of forged aluminum wheels began in early 1997 and of cast aluminum wheels in mid-1998. During each of the three years ended December 31, 2006, we acquired cast and forged wheels from this joint venture, totaling $56.3 million in 2006, $44.2 million in 2005 and $49.1 million in 2004. At December 31, 2006 and 2005, accounts payable included amounts owed to Suoftec for unpaid wheel purchases totaling $7.2 million and $5.8 million, respectively.
In 2005, we changed the method of recording our 50 percent share of Suoftec’s earnings from recording on a one- month lag to recording the results of operations on a current basis. The purpose of the change is to have this 50 percent owned subsidiary report on the same basis as our fiscal reporting period, as their financial information is now available on a timely basis. As a result, net income for the year ended December 31, 2005 includes a cumulative effect of accounting change of $1.2 million, representing the company’s share of Suoftec’s net income for month of December 2004.
Included below are summary statements of operations and balance sheets for Suoftec, which is 50 percent owned, non-controlled, and, therefore, not consolidated but accounted for using the equity method.

	Year Ended
	December 31,	December 31,	November 30,
Summary Statements of Operations	2006	2005	2004
(Dollars in thousands)
Net sales	$132,020	$109,131	$111,227
Costs and expenses	122,701	98,346	94,886
Interest income (expense), net	622	288	(141)

Net income	$9,941	$11,073	$16,200

Superior’s share of net income	$4,971	$5,536	$8,100

Summary Balance Sheets as of December 31,	2006	2005
(Dollars in thousands)
Current assets	$60,012	$58,942
Non-current assets	38,079	39,382

Total assets	98,091	98,324

Current liabilities	19,884	11,233
Non-current liabilities	42	78

Total liabilities	19,926	11,311

Net assets	$78,165	$87,013

Superior’s share of net assets	$39,082	$43,507

Corporate bonds, which are classified as held-to-maturity, mature in 2007. Corporate equities are classified as available-for-sale and, therefore, are marked to market with unrealizable gains and losses recorded in other comprehensive income (loss) in shareholders’ equity, as described in Note 15 – Other Comprehensive Income (Loss). Affordable housing limited partnerships provide favorable income tax benefits, generally over a fifteen-year period. We believe that the amounts above represent a reasonable estimate of the fair value of these investments.
NOTE 8 – INCOME TAXES

Year Ended December 31,	2006	2005	2004
(Dollars in thousands)		As restated	As restated
Income (loss) from continuing operations before income taxes, equity earnings and cumulative effect of accounting change:
Domestic	$(21,275)	$10,740	$57,186
Foreign	5,187	13,168	12,324

	$(16,088)	$23,908	$69,510

Income (loss) from discontinued operations before income taxes	$430	$(46,663)	$(13,322)

Year Ended December 31,	2006	2005	2004
(Dollars in thousands)		As restated	As restated
The benefit (provision) for income taxes is comprised of the following:
Continuing operations
Current Taxes
Federal	$1,329	$(10,949)	$(13,697)
State	(1,029)	(3,005)	(2,273)
Foreign	(3,925)	(4,648)	(1,918)

Total Current	(3,625)	(18,602)	(17,888)

Deferred Taxes
Federal	$6,084	$6,015	$(4,379)
State	687	579	(147)
Foreign	(1,612)	3,113	(3,795)

Total Deferred	5,159	9,707	(8,321)

Benefit (provision) for income taxes from continuing operations	$1,534	$(8,895)	$(26,209)

Discontinued operations	$(173)	$18,852	$5,214

The following is a reconciliation of the statutory United States federal income tax rate to our effective income tax rate:

Year Ended December 31,	2006	2005	2004

Statutory rate –benefit (provision)	35.0%	(35.0)%	(35.0)%
State tax provisions, net of federal income tax benefit	(1.9)	(6.6)	(2.2)
Permanent differences	(18.0)	0.2	0.5
Tax credits	0.8	3.2	2.0
Foreign income taxed at rates other than the statutory rate	3.2	2.8	0.3
Valuation allowance	(4.4)	(3.0)	0.0
Changes in reserves, net	(3.7)	(1.1)	(5.3)
Other	(1.5)	2.3	2.0

Effective income tax rate for continuing operations	9.5%	(37.2)%	(37.7)%

The state tax provisions, net of federal income tax benefit, varies year to year primarily because we file state income tax returns on a non-consolidated basis for several of our subsidiaries. The permanent differences in 2006 increased primarily due to significant changes in certain foreign inflationary gains.
Tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred liabilities at December 31, 2006 and 2005:

December 31,	2006	2005
(Dollars in thousands)		As restated
Deferred Tax Assets

Other comprehensive income and loss adjustments	$(658)	$(824)
Reserves deductible in the future	(7,435)	(6,841)
Deferred compensation	(9,786)	(8,895)
State taxes expensed currently, deductible for taxes in the following year	(1,221)	(1,417)

	(19,100)	(17,977)

Valuation Allowance	1,418	705

sub-total	(17,682)	(17,272)

December 31,	2006	2005
(Dollars in thousands)		As restated
Deferred Tax Liabilities

Differences between the book and tax basis of property, plant and equipment	18,140	11,867
Differences between financial and tax accounting associated with foreign operations	12,100	12,701
Other	(1,925)	328

sub-total	28,315	24,896

Net Deferred Tax Liability	$10,633	$7,624

As of December 31, 2006, we had approximately $12.4 million in U.S. net deferred tax liability. Realization of the deferred tax assets of $17.3 million is dependent on the company generating sufficient taxable income in the future. We established a valuation allowance for deferred tax assets of $1.4 million at December 31, 2006, based on management’s assessment of the company’s ability to utilize these deferred tax assets. The amount of deferred tax assets considered realizable, however, could be increased in the future if estimates of future taxable income are increased. We have federal tax credit carry forwards of $0.4 million for 2006 and begin to expire in 2014. We have state net operating loss carryforwards for 2006 of $15.5 million and begin to expire 2011. We have state tax credit carryforwards for 2006 and 2005 of $1.4 million and $1.3 million, respectively. The state tax credit carryforwards begin to expire in 2008. The valuation allowance for 2006 and 2005 is $1.4 million and $0.7 million, respectively. We establish a valuation allowance for certain state deferred tax assets based on our assessment of our ability to utilize these deferred tax assets.
We have a reserve for taxes (included in income taxes payable) that may become payable as a result of audits in future periods with respect to previously filed tax returns. It is our to establish reserves for taxes that are probable and may become payable in future years as a result of an examination by taxing authorities. We establish reserves based upon our assessment of exposure associated with permanent tax differences, tax credits and interest expense on adjustments to temporary tax differences. The tax reserves are analyzed at least quarterly and adjustments are made as events occur to warrant adjustment to the reserve. For example, if the statutory period for assessing taxes on a given tax return lapses, the reserve associated with that period will be reduced. In addition, the reserve will be increased based on current calculations for additional exposures identified. Similarly, if tax authorities provide administrative guidance or a decision is rendered in the courts, appropriate adjustments will be made to the tax reserve. The tax reserve for the three years ended December 31, 2006 experienced net increases of $0.6 million in 2006, $2.8 million in 2005 and $3.7 million in 2004, which are included in our effective income tax rates. The reserve increases for additional exposures identified for the tax years that remained open in those years were $4.1 million in 2006, $6.7 million in 2005 and $5.6 million in 2004. These increases were partially offset by settlements on audit and the lapsing of certain statutory periods for assessing tax, of $3.5 million in 2006, $3.9 million in 2005 and $1.9 million in 2004.
We have not provided for deferred income taxes or foreign withholding tax on basis differences in our non-U.S. subsidiaries of $86.2 million that result primarily from undistributed earnings the company intends to reinvest indefinitely. Determination of the deferred income tax liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
The state tax provisions, net of federal income tax benefit varies year to year primarily because we file state income tax returns on a non-consolidated basis for several of our subsidiaries. The tax effect of the permanent differences in 2006 increased primarily due to significant changes in certain foreign inflationary gains.
Income tax payments were $6.9 million in 2006, $2.5 million in 2005 and $25.7 million in 2004.

NOTE 9 — LEASES AND RELATED PARTIES
We lease certain land, facilities and equipment under long-term operating leases expiring at various dates through 2012. Total lease expense for all operating leases amounted to $3.0 million in 2006, $3.2 million in 2005 and $3.3 million in 2004.
Our corporate office and manufacturing facility in Van Nuys, California are leased from Louis L. Borick Trust and the Juanita A. Borick Management Trust. The trusts are controlled by Mr. L. Borick, who is a director and Chairman of the Board of the Company, and Juanita A. Borick, who is Mr. L. Borick’s former spouse, respectively. The current operating lease expires in June 2012. An option to extend the lease for ten years was exercised as of July 2002. There is one additional ten-year lease extension option remaining. The current annual lease payment is $1.7 million. The lease agreement requires rental increases every five years based upon the change in a specific Consumer Price Index. The last such adjustment was as of July 1, 2006. A lease arrangement for another facility that has been leased for $0.3 million annually from a related entity owned by Steven J. Borick, President and CEO, and two other Borick children will be terminated in the first half of 2007. Total lease payments to these related entities were $1.8 million in 2006 and $1.6 million for 2005 and 2004.
The following are summarized future minimum payments under all leases:

Year Ended December 31,	Operating Leases
(Dollars in thousands)
2007	$2,667
2008	2,237
2009	1,989
2010	1,922
2011	1,670
Thereafter	835

$11,320

NOTE 10 – RETIREMENT PLANS
In September 2006, the FASB released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. We have adopted the recognition and disclosure provisions of SFAS No. 158, as required, as of December 31, 2006.
We have an unfunded supplemental executive retirement plan covering our directors, officers and other key members of management. We purchase life insurance policies on the participants to provide for future liabilities. Cash surrender value of these policies, totaling $4.4 million at December 31, 2006 and $4.2 million as of December 31, 2005, is included in Other Assets as general assets of the company. Subject to certain vesting requirements, the plan provides for a benefit based on final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. We have measured the plan assets and obligations of our supplemental executive retirement plan as of our fiscal year end for all periods presented.

Year Ended December 31,	2006	2005
(Dollars in thousands)
Change in benefit obligation
Beginning benefit obligation	$19,084	$15,340
Service cost	916	731
Interest cost	1,032	904
Actuarial (gain) loss	(1,101)	2,640
Contractual termination benefits	572	—
Benefit payments	(531)	(531)

Ending benefit obligation	$19,972	$19,084

Year Ended December 31,	2006	2005
(Dollars in thousands)
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	531	531
Benefit payments	(531)	(531)

Fair value of plan assets at end of year	$—	$—

Funded Status	$(19,972)	$(19,084)
Unrecognized net actuarial loss	—	5,913

Net amount recognized	$(19,972)	$(13,171)

Amounts recognized in the Consolidated Balance Sheet consist of:
Before the adoption of SFAS 158
Accrued pension liability	$(17,148)	$(15,971)
Accumulated other comprehensive loss	1,653	2,800

Net amount recognized	$(15,495)	$(13,171)

After the adoption of SFAS 158
Current liabilities	$(925)	$—
Noncurrent liabilities	(19,047)	—

Net amount recognized	$(19,972)	$—

Amounts Recognized in Accumulated Other Comprehensive Income consists of:
Net actuarial loss	$4,477	$—
Prior service cost	—	—

Net amount recognized, before tax effect	$4,477	$—

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.75%	5.50%
Rate of compensation increase	3.50%	3.50%
Change due to additional minimum liability adjustment (AML) and adoption of SFAS 158 at fiscal year end 2006

	Balance Prior				Balance After
	to AML and		Balance Prior		AML and
	SFAS 158	AML	to SFAS 158	SFAS 158	SFAS 158
	Adjustments	Adjustment	Adjustments	Adjustment	Adjustments
Accrued pension cost	$(18,295)	1,147	(17,148)	(2,824)	(19,972)
Accumulated other comprehensive loss	$2,800	(1,147)	1,653	2,824	4,477

Components of Net Periodic Pension Cost

Year Ended December 31,	2006	2005	2004
(Dollars in thousands)
Service cost	$916	$731	$566
Interest cost	1,032	904	845
Contractual termination benefits (Note 17)	572	—	—
Amortization of actuarial loss	334	158	126

Net periodic pension cost	$2,854	$1,793	$1,537

The following benefits payments, which reflect future service, as appropriate, are expected to be paid:

Year Ended December 31,	Amount
(Dollars in thousands)
2007	$952
2008	1,020
2009	1,100
2010	1,104
2011	1,203
Years 2012-2016	7,296
The following is an estimate of the components of net periodic pension cost in 2007:

Estimated Year Ended December 31,	2007
(Dollars in thousands)
Service cost	$546
Interest cost	1,121
Amortization of actuarial loss	191

Estimated 2007 net periodic pension cost	$1,858

Weighted average assumptions used to determine net periodic benefit cost:

Year Ended December 31,	2006	2005	2004

Discount rate	5.50%	6.00%	6.25%
Rate of compensation increase	3.50%	3.50%	3.50%
We also have a contributory employee retirement savings plan covering substantially all of our employees. The employer contribution is determined at the discretion of the company and totaled $3.1 million, $3.6 million and $3.7 million for 2006, 2005 and 2004, respectively.
Pursuant to the deferred compensation provision of his 1994 Employment Agreement (Agreement), Mr. Louis L. Borick, Chairman, is being paid his annual base salary of $1.0 million in 26 equal payments per year. The Agreement calls for such payments to be made at this level for the next three years, followed by similar payments at one-half of such amount for up to 10 years, or until his death. As of December 31, 2006, the present value of the remaining payments under the Agreement, totaling $3.6 million, has been accrued for and is included in accrued expenses and long-term executive retirement liabilities.

NOTE 11 – ACCRUED EXPENSES

December 31,	2006	2005
(Dollars in thousands)
Accrued Expenses:
Payroll and related benefits	$16,208	$16,855
Insurance	10,555	9,039
Dividends	4,258	4,258
Taxes, other than income taxes	4,397	3,363
Other	6,480	5,886

Total accrued expenses	$41,898	$39,401

NOTE 12 — COMMITMENTS AND CONTINGENT LIABILITIES
We are currently awaiting approval from the Los Angeles City Council of our offer to settle a dispute with the City of Los Angeles regarding a retroactive rental rate adjustment on the ground lease for our Van Nuys, California property. Although there can be no assurance as to the final outcome of these negotiations or the case itself, we believe that in the event of an adverse result there would not be a material adverse impact to our financial condition or results of operations.
In late 2006, two purported shareholder derivative lawsuits were filed based on allegations concerning some of the Company’s past stock option grants and practices. In these lawsuits, the Company is named only as a nominal defendant from whom the plaintiffs seek no monetary recovery. In addition to naming the Company as a nominal defendant, the plaintiffs name various present and former employees, officers and directors of the Company as individual defendants from whom they seek monetary relief, purportedly for the benefit of the Company.
The first of these lawsuits, entitled Eldred v. Ausman, et al., Case No. CV 06-07213 JFW (FMOx), was filed on November 9, 2006, in the United States District Court for the Central District of California, and assigned to Judge John F. Walter. The complaint in the Eldred lawsuit names the following individuals as defendants: Sheldon Ausman; Raymond Brown; Lou Borick; Steven Borick; Phillip Colburn; V. Bond Evans; R. Jeffrey Ornstein; Jack Parkinson; Robert Bouskill; Joseph D’Amico; Michael Dryden; Ronald Escue; Emil J. Fanelli; James Ferguson; Parveen Kakar; Iftikhar Kazmi; William Kelley; Daniel Levine; Henry Maldini; Frank Monteleone; Michael O’Rourke and Delbert Schmitz. In the complaint, the plaintiff purports to state the following alleged claims for relief: (1) violations of § 10(b) of the Securities Exchange Act of 1934 (“the 1934 Act”); (2) violations of § 14(a) of the 1934 Act; (3) violations of § 20(a) of the 1934 Act; (4) accounting; (5) breach of fiduciary duties and aiding and abetting breach of fiduciary duties; (6) unjust enrichment; (7) rescission; and (8) violations of the California Corporation Code § 25402.
The second of these lawsuits, entitled Mack v. Borick, et al., Case No. CV 06-07709 JFW (FMOx), was filed on December 5, 2006, in the United States District Court for the Central District of California, and is now assigned to Judge Walter. The complaint in the Mack lawsuit names the following individuals as defendants: Steven Borick; Lou Borick; Raymond Brown; R. Jeffrey Ornstein; James Ferguson; Henry Maldini; Michael O’Rourke; Sheldon Ausman; Phillip Colburn; Jack Parkinson; and V. Bond Evans. In the complaint, the plaintiff purports to assert the following alleged claims for relief: (1) violations of § 10(b) of the Securities Exchange Act of 1934 (“the 1934 Act”); (2) violations of § 14(a) of the 1934 Act; (3) violations of § 20(a) of the 1934 Act; (4) breach of fiduciary duty; and (5) common law restitution/unjust enrichment.
Both of these cases are based on general allegations that the grant dates for a number of the options granted to certain Company directors, officers and employees occurred prior to upward movements in the stock price, and that the stock options grants were not properly accounted for in the Company’s financial reports and not properly disclosed in the Company’s SEC filings. The two lawsuits were recently consolidated and a consolidated complaint was filed which generally tracks the allegations and legal claims alleged in the original Eldred and Mack complaints. It is anticipated that the Company and the individual defendants will file motions to dismiss in the near future. As this litigation is at such a preliminary stage, it would be premature to anticipate the probable outcome of these cases and whether such an outcome would be materially adverse to the Company.
In 2006, we were served with notice of a class action lawsuit against the company. The complaint alleges that certain employees at our Van Nuys, California facility were denied rest and meal periods as required under the California Labor Code. We believe this matter is without merit. Although no assurance can be given as to the final outcome, we believe that in the event of an adverse result there would not be a material adverse impact to our financial condition, results of operations, or cash flows.
We are also party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, we believe all such matters are adequately provided for, covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position.
Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign denominated receivables, payables or purchase obligations. At December 31, 2006, we held no foreign currency Euro forward contracts. At December 31, 2005, we held open foreign currency Euro forward contracts totaling $10.7 million, with an unrealized loss of $(0.2) million. Any unrealized gains and losses are included in other comprehensive income (loss) in shareholders’ equity until the actual contract settlement date. Percent changes in the Euro/U.S. Dollar exchange rate will impact the unrealized gain/loss by a similar percentage of the current market value. We do not have similar derivative instruments for any other foreign currencies.
When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas through 2008. The contract value and fair value of these purchase commitments approximated $15 million and $12 million, respectively, at December
31, 2006. As of December 31, 2005, the aggregate contract value and fair value of these commitments were $8 million and $17 million, respectively. Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.
Contractual obligations as of December 31, 2006 (amounts in millions):

	Payments Due by Period
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total

Commodity contracts	$10	$5	$—	$—	$—	$—	$15
Retirement plans	2	2	2	2	2	55	65
Euro forward contracts	—	—	—	—	—	—	—
Operating leases	3	2	2	2	2	1	12

Total contractual	$15	$9	$4	$4	$4	$56	$92

At December 31, 2006 and 2005, we had outstanding letters of credit of approximately $6.8 million and $6.1 million, respectively.
NOTE 13 – STOCK-BASED COMPENSATION
We have stock option plans that authorize us to issue incentive and non-qualified stock options to our directors, officers and key employees totaling up to 7.2 million shares of common stock. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options. At December 31, 2006, there were 0.9 million shares available for future grants under these plans. Options are generally granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant. Options granted generally vest ratably over a four year service period.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and, therefore, have not restated prior periods’ results. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123. For options granted subsequent to January 1, 2006, stock-based compensation expense was calculated in accordance with the provisions of SFAS No. 123R. We recognize these compensation costs net of applicable forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. We estimated the forfeiture rate for the year ended December 31, 2006 based on our historical experience during the preceding six fiscal years. The aggregate intrinsic value of options exercised during the year was $0.0 million and the total value of shares vested during the year was $2.7 million.
In November 2005, the FASB issued FASB Staff Position (“FSP”) No. 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). We have elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the initial pool of excess tax benefits and to determine the subsequent impact on the Additional Paid-In-Capital (“APIC”) pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.

		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Outstanding	Price	In Years	Value
Balance at December 31, 2005	2,367,255	$30.28
Granted	1,027,700	17.77
Exercised	—	—
Cancelled	(247,163)	27.97

Balance at December 31, 2006	3,147,792	$26.36	6.91	$1,811,349

Options vested or expected to vest	3,088,656	$26.54	6.87	$1,712,331

Exercisable at December 31, 2006	1,991,633	$29.64	5.57	$—

Options outstanding at December 31, 2006:

		Weighted	Weighted		Weighted
	Options	Average	Average	Options	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/06	Contractual Life	Price	at 12/31/06	Price

$16.92 - $24.81	1,082,755	9.00 years	$18.18	89,055	$22.45
$25.00 - $33.50	1,404,612	5.37 years	26.64	1,401,112	26.62
$34.08 - $42.87	660,425	6.75 years	39.20	501,466	39.34

	3,147,792	6.91 years	$26.36	1,991,633	$29.64

The aggregate intrinsic value represents the total pretax difference between the closing stock price on the last trading day of the reporting period and the option exercise price, multiplied by the number of in-the-money options. This is the amount that would have been received by the option holders had they exercised and sold their options on that day. This amount varies based on changes in the fair market value of our common stock. The closing price of our common stock on the last day of the year was $19.27.

The 2006 stock-based compensation expense related to stock option plans under SFAS 123R was allocated as follows:
(In thousands, except per share amounts)

Year Ended December 31,	2006

Cost of sales	$622
Selling, general and administrative expenses	2,410

Stock-based compensation expense before income taxes	3,032
Income tax benefit	(289)

Total stock-based compensation expense after income taxes	$2,743

Loss per share:
Basic and diluted	$0.10

As of December 31, 2006, there was $6.2 million of unrecognized stock-based compensation expense related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 3.22 years.
Prior to the adoption of SFAS 123R, we presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. There were no stock options exercised in 2006. We received cash proceeds of $128,000 from stock options exercised in 2005 and $1,389,000 from stock options exercised in 2004.
The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model With the following assumptions:

Year Ended December 31,	2006	2005	2004

Expected dividend yield (a)	3.5%	2.8%	2.2%
Expected stock price volatility (b)	31.2%	31.5%	31.9%
Risk-free interest rate (c)	4.9%	4.2%	3.7%
Expected option lives in years (d):	7.48	7.79	8.10
Weighted-average grant-date fair value of options granted during the period	$4.99	$8.06	$12.12

(a)	This assumes that cash dividends of $0.16 per share are paid each quarter on our common stock.

(b)	Expected volatility is based on the historical volatility of our stock price, over the expected life of the option.

(c)	The risk-free rate is based upon the rate on a U.S. Treasury note for the period representing the average remaining contractual life of all options in effect at the time of the grant.

(d)	The expected term of the option is based on historical employee exercise behavior, the vesting terms of the respective option and a contractual life of ten years.
NOTE 14 — COMMON STOCK REPURCHASE PROGRAMS
Since 1995, our Board of Directors has authorized several common stock repurchase programs totaling 8.0 million shares, under which we have repurchased approximately 4.8 million shares for approximately $131 million, or $27.16 per share. Under the latest authorization to repurchase up to 4.0 million shares, approved in March 2000, we repurchased 203,600 shares in 2004 at a total cost of $6.8 million, or $33.53 per share; 16,000 shares in 2005 at a total cost of $0.4 million or $23.56 per share; and in 2006 there were no stock repurchases. All repurchased shares are immediately cancelled and retired. As of December 31, 2006, an additional 3.2 million shares can be repurchased under the current authorization.

NOTE 15 — OTHER COMPREHENSIVE INCOME (LOSS)
Components of other comprehensive income (loss) as reflected in the consolidated statements of shareholders’ equity.

Year Ended December 31,	2006	2005	2004
(Dollars in thousands)		As restated	As restated
Foreign currency translation adjustments	$4,157	$600	$3,924

Net actuarial gain (loss) on pension obligation (Note 10)	1,147	(1,587)	(1,213)

Unrealized gain (loss) on marketable securities	1,102	(267)	557

Unrealized gain (loss) on forward foreign currency contracts	—	(203)	2,620
Reclassification adjustment for realized gains from foreign currency contracts included in net income	203	(2,620)	(2,874)

Net unrealized loss	203	(2,823)	(254)

Income taxes (provision) benefit	(1,199)	1,946	335

Other comprehensive income (loss)	$5,410	$(2,131)	$3,349

Accumulated balances of other comprehensive income (loss) as reflected in the consolidated balance sheets and statements of shareholders’ equity.

December 31,	2006	2005	2004
(Dollars in thousands)		As restated	As restated
Foreign currency translation adjustments	$(35,958)	$(40,115)	$(40,715)
Unrealized gain on marketable securities	2,680	1,578	1,845
Net actuarial losses on pension obligation (Note 10)	(4,477)	(2,800)	(1,213)
Unrealized gain (loss) on forward foreign currency contracts	—	(203)	2,620
Income taxes	658	823	(1,123)

Accumulated other comprehensive (loss)	$(37,097)	$(40,717)	$(38,586)

NOTE 16 – IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER CHARGES
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, in the third quarter of 2006, we considered whether events or changes in circumstances suggested the carrying value of certain long-lived assets at our Johnson City, Tennessee wheel manufacturing facility was not recoverable and determined that the undiscounted future cash flows did not support the carrying value of those long-lived assets. On September 15, 2006, we announced the planned closure of and the resulting lay off of approximately 500 employees. The planned closure of the Johnson City facility is expected to be completed in the first quarter of 2007. This was the latest step in our program to rationalize our production capacity after the recent announcements by our customers of sweeping production cuts, particularly in the light truck and sport utility platforms, that have reduced our requirements for the near future. Accordingly, an asset impairment charge against pretax earnings totaling $4.4 million, reducing the carrying value of certain long-lived assets to their respective fair values, was recorded in the third quarter of 2006. We estimated the fair value of the long-lived assets based in part on an independent appraisal of the assets. These assets are classified as held and used, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, until they are available for immediate sale at which time they will be classified as held for sale. We expect to incur severance and other costs related to the closure of this facility of approximately $1.5 million.
On June 16, 2006, we announced that we were restructuring our chrome plating business located in Fayetteville, Arkansas, that would result in a lay off of approximately 225 employees. The restructuring of the chrome plating business was the result of a shift in customer preference to less expensive bright finishing processes that reduced the sales outlook for chromed wheel products. The shift away from chromed wheel products and the resulting impact on the company’s chrome plating business had been previously disclosed in the fourth quarter of 2005, when the company estimated that it would not be able to eventually recover the carrying value of certain machinery and equipment in the chrome plating operation. Accordingly, such assets were written down to their estimated fair value by recording an asset impairment charge against pretax earnings of $7.9 million in the fourth quarter of 2005. At the same time, an accrual of $1.3 million was recorded for potential environmental exposure related to machinery and equipment shutdown and removal. Any additional environmental costs are not possible to estimate at this time, however an environmental assessment is currently underway. Other costs related to this restructuring were insignificant. The out-sourcing of our current and future customer requirements for chrome plated wheels to a third-party processor was completed by the end of the third quarter of 2006. This restructuring does not affect the company’s bright polish operation, which is located at the same facility.
NOTE 17 – DISCONTINUED OPERATIONS
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
Due to the intense competition in the global automotive wheel industry, the decision was made to focus all of our resources on our core aluminum wheel business. On January 9, 2006, our Board of Directors approved management’s plan to dispose of the aluminum suspension components business before the end of 2006 and authorized us to engage an investment banker and/or other advisors to explore options for the sale of this business. Accordingly, on September 20, 2006, we entered into an agreement with Saint Jean Industries, Inc., a Delaware corporation, as buyer, and the buyer’s parent, Saint Jean Industries, SAS, a French simplified joint stock company, to sell substantially all of the assets and working capital of our suspension components business for $17.0 million, including a $2.0 million promissory note. The $2.0 million promissory note is due in two equal installments on the 24th and 36th month anniversary dates of the completion date, and bears interest at LIBOR plus 1%, adjusted quarterly. Although title to the assets of this business transferred to the buyer on September 24, 2006, because the consideration we received on that date consisted of a $15.0 million unsecured commitment and a $2.0 promissory note, we could not recognize this transfer as a sale for accounting purposes at that time. The $15.0 million cash consideration was received within two weeks after the September 24, 2006 transfer, and the sale was recognized for accounting purposes at that time. In addition, the $0.6 million contractual termination benefit component of our 2006 net periodic pension cost (see Note 10 – Retirement Plans) was the result of the sale of the aluminum suspension components business in which certain key employees had their vesting accelerated.
Selected financial information for the components business included in discontinued operations in the consolidated statement of operations:

Year Ended December 31,	2006	2005	2004
		As restated	As restated
Net sales	$37,006	$40,723	$29,497
Loss from operations before income taxes	$(647)	$(46,663)	$(13,322)
Income tax benefit	263	18,852	5,214

Loss from operations, net of taxes	$(384)	$(27,811)	$(8,108)

Gain on disposal of discontinued operations, net of $436 tax provision	$641	$—	$—
Discontinued operations, net of taxes	$257	$(27,811)	$(8,108)

NOTE 18 — QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in thousands, except per share amounts)
As discussed in Note 1 – Significant Accounting Policies under the caption “Basis of Presentation”, effective as of January 1, 2005, we changed the method of recording our 50 percent share of Suoftec’s earnings from recording on a one-month lag to recording results of operations on a current basis. The 2005 amounts below have also been revised to reflect the disposition of the aluminum suspension components business as a discontinued operation as described in Note 17 – Discontinued Operations.
As discussed in Note 2 – Review of Stock Option Practices and Restatements of Consolidated Financial Statements, we have restated our results for the fiscal year 2005 and the quarterly periods therein. Due to adoption of SFAS 123R in 2006 (see Note 13 – Stock-Based Compensation), the impact of the misdated options on the quarterly periods of 2006 was not material. The operating results for the fourth quarter of 2006 include a credit of $91 thousand, representing the full year 2006 impact of the stock option accounting errors.

	First	Second	Third	Fourth
Year 2006	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$183,525	$219,880	$174,288	$212,169	$789,862
Gross profit (loss)	$4,223	$9,176	$(3,711)	$(948)	$8,740
Income (loss) from continuing operations	$1,436	$2,228	$(8,796)	$(4,446)	$(9,578)
Discontinued operations, net of taxes	$(326)	$(121)	$1,085	$(381)	$257

Net income (loss)	$1,110	$2,107	$(7,711)	$(4,827)	$(9,321)

Earnings (loss) per share – Basic:
Income from continuing operations	$0.05	$0.08	$(0.33)	$(0.17)	$(0.36)
Discontinued operations	(0.01)	(0.01)	0.04	(0.01)	0.01
Net income (loss)	$0.04	$0.07	$(0.29)	$(0.18)	$(0.35)

Earnings (loss) per share – Diluted:
Income from continuing operations	$0.05	$0.08	$(0.33)	$(0.17)	$(0.36)
Discontinued operations	(0.01)	(0.01)	0.04	(0.01)	0.01
Net income (loss)	$0.04	$0.07	$(0.29)	$(0.18)	$(0.35)

Dividends declared Per share	$0.160	$0.160	$0.160	$0.160	$0.640

	As Restated
	First	Second	Third	Fourth
Year 2005	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$202,144	$217,827	$178,289	$205,901	$804,161
Gross profit	$17,209	$11,830	$5,138	$14,647	$48,824
Income from continuing operations	$10,309	$6,360	$1,280	$2,270	$20,219
Discontinued operations, net of taxes	$(1,821)	$(2,188)	$(1,577)	$(22,225)	$(27,811)
Cumulative effect of accounting change, net of tax	$1,225	$—	$—	$—	$1,225

Net income (loss)	$9,713	$4,172	$(297)	$(19,955)	$(6,367)

Earnings (loss) per share – Basic:
Income from continuing operations	$0.39	$0.23	$0.05	$0.09	$0.76
Discontinued operations	(0.07)	(0.08)	(0.06)	(0.84)	(1.05)
Cumulative effect of accounting change	0.05	—	—	—	0.05

Net income (loss)	$0.37	$0.15	$(0.01)	$(0.75)	$(0.24)

	As Restated
	First	Second	Third	Fourth
Year 2005	Quarter	Quarter	Quarter	Quarter	Year

Earnings (loss) per share – Diluted:
Income from continuing operations	$0.39	$0.23	$0.05	$0.09	$0.76
Discontinued operations	(0.07)	(0.08)	(0.06)	(0.84)	(1.05)
Cumulative effect of accounting change	0.05	—	—	—	0.05

Net income (loss)	$0.37	$0.15	$(0.01)	$(0.75)	$(0.24)

Dividends declared Per share	$0.155	$0.160	$0.160	$0.160	$0.635
ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
The company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (‘the “Exchange Act”)) as of December 31, 2006. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures.
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changing conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006 based upon criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment, management determined that our internal control over financial reporting was effective as of December 31, 2006 based on the criteria in the Internal Control — Integrated Framework issued by COSO. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Management’s Consideration of the Restatement
In coming to the conclusion that our internal control over financial reporting was effective as of December 31, 2006, management considered, among other things, the control deficiency related to the accounting for stock option grants, which resulted in the need to restate our previously issued financial statements as disclosed in Note 2 – Review of Stock Option Practices and Restatement of Consolidated Financial Statement in Item 8 – Financial Statements and Supplementary Data in this Annual Report on Form 10-K. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5 F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders’ equity was not material on the financial statements of prior interim or annual periods; and (iii) that we decided to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s reported net income, management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness. Furthermore, management concluded that, as of December 31, 2006, we otherwise had effective internal control over financial reporting, including controls over the application of accounting principles, and that the control deficiency that resulted in the restatement when aggregated with other deficiencies did not constitute a material weakness.
Remediation Steps to Address the 2005 Material Weaknesses
We made the following changes to our internal controls over financial reporting to remediate the material weaknesses, as disclosed in our 2005 Annual Report on Form 10-K:
1)	We have hired key employees with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States of America commensurate with the company’s financial reporting requirements. These individuals have filled open positions within the accounting, finance and tax accounting areas. During the period of initial training and familiarization with our procedures, they were provided proper support from within the company or, if necessary, from outside advisors.

2)	We have increased the level of involvement of external tax advisors in the fiscal year 2006 interim and annual reporting process. Specifically, we have adopted the methodology recommended by our external tax advisors used in the determination of the current and deferred income tax provision and the related deferred tax assets and liabilities, and have increased the level of review by our external tax advisors in an effort to ensure the completeness and accuracy of the various tax data presented in our interim and annual consolidated financial statements.

3)	We have standardized our process of period-end valuation of our aluminum inventory and have conducted a detailed review to ensure that the period-end valuation of our aluminum inventory reported in our interim and annual consolidated financial statements was determined in accordance with accounting principles generally accepted in the United States of America.

We have completed the documentation and testing of the corrective processes and, as of December 31, 2006, have concluded that the steps taken have remediated the above material weaknesses.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2006 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Statement Regarding NYSE Mandated Disclosures
The company has filed with the SEC as exhibits to its 2006 Annual Report on Form 10-K the certifications of the company’s Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act and SEC Rule 13a-14(a) regarding the company’s financial statements, disclosure controls and procedures and other matters. On June 12, 2006, following its 2006 annual meeting of stockholders, the company submitted to the NYSE the annual certificate of the company’s Chief Executive Officer required under Section 303A.12(a) of the NYSE Listed Company Manual, that he was not aware of any violation by the company of the NYSE’s corporate governance listing standards.
ITEM 9B – OTHER INFORMATION
None.

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth herein, the information required by this Item is incorporated by reference to our 2007 Annual Proxy Statement.
Listed below are the names of corporate executive officers as of the fiscal year end that are not also directors. Information regarding executive officers that are directors is contained in our 2007 Annual Proxy Statement under the caption “Election of Directors”. Such information is incorporated herein by reference. All executive officers are appointed annually by the Board of Directors and serve one-year terms. Also see “Employment Agreements” in our 2007 Annual Proxy Statement, which is incorporated herein by reference.
Listed below are the name, age, position and business experience of each of our officers who are not directors:

			Assumed
Name	Age	Position	Position

Robert H. Bouskill	61	Senior Vice President, Manufacturing Technology	2005
		Vice President, Manufacturing Technology	2000

Emil J. Fanelli	64	Vice President and Corporate Controller	2001
		Corporate Controller	1997

James M. Ferguson	57	Senior Vice President, Global Sales and Marketing	2003
		Vice President, OEM Marketing Group	1990

Stephen H. Gamble	52	Vice President Finance and Treasurer	2006
		Director, Financial Planning and Analysis	2001

Parveen Kakar	40	Vice President, Program Development	2003
		Director Engineering Services	1989

William B. Kelley	58	Vice President, Operations	2004
		Vice President, Operations and Quality	1998

Michael J. O’Rourke	46	Senior Vice President, Sales and Administration	2003
		Vice President, OEM Program Administration	1995

Kola Phillips	53	Vice President, Quality & Continuous Improvement	2004
		Six Sigma/Quality Leader – VTI Technologies, Inc.	2003
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
ITEM 11 — EXECUTIVE COMPENSATION
Information relating to Executive Compensation is set forth under the captions “Compensation of Directors” and “Compensation Discussion and Analysis” in our 2007 Annual Proxy Statement, which is incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information related to Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters is set forth under the caption “Voting Securities and Principal Holders” in our 2007 Annual Proxy Statement. Also see Note 13 — Stock Based Compensation in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information related to Certain Relationships and Related Transactions is set forth under the captions, “Election of Directors” and “Transactions with related Persons”, in our 2007Annual Proxy Statement, and in Note – 9 — Leases and Related Parties in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information related to Principal Accountant Fees and Services is set forth under the caption “Audit Fees” in our 2007 Annual Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report:
1.	Financial Statements: See the “Index to the Consolidated Financial Statements” in Item 8 of this Annual Report.

2.	Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts for the Years Ended
December 31, 2006, 2005 and 2004                                                                                                   S-1
3.	Exhibits
2.1	Asset Purchase Agreement with Saint Jean Industries, Inc. and Saint Jean Industries, SAS (Incorporated by reference to Exhibit 2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2006.)

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.)

3.2	By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.)

10.2	Lease dated March 2, 1976 between the Registrant and Louis L. Borick filed on Form 8-K dated May 1976 (Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1983.)

10.19	Lease and Addenda thereto dated December 19, 1987 between Steven J. Borick, Linda S. Borick and Robert A. Borick as tenants in common, d.b.a. Keswick Properties, and the Registrant (Incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987.)

10.20	Supplemental Executive Individual Retirement Plan of the Registrant (Incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987.)

10.32	Employment Agreement dated January 1, 1994 between Louis L. Borick and the Registrant (Incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, as amended.)

10.33	1993 Stock Option Plan of the Registrant (Incorporated by reference to Exhibit 28.1 to Registrant’s Form S-8 filed June 10, 1993, as amended. Registration No. 33-64088.)

10.35	1991 Non-Employee Director Stock Option Plan (Incorporated by reference to Exhibit 28.1 to Registrant’s Form S-8 dated June 12, 1992. Registration No. 33-48547.)

10.36	Stock Option Agreement dated March 9, 1993 between Louis L. Borick and the Registrant (Incorporated by Reference to Exhibit 28.2 to Registrant’s Form S-8 filed June 10, 1993. Registration No. 33-64088.)

10.39	Chief Executive Officer Annual Incentive Program dated May 9, 1994 between Louis L. Borick and the Registrant (Incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.)

10.42	2003 Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit 99.1 to Registrant’s Form S-8 dated July 28, 2003. Registration No. 333-107380.)

10.43	Executive Employment Agreement dated January 1, 2005 between Steven J. Borick and the registrant (Incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended December 25, 2005.)

10.44	Executive Annual Incentive Plan dated January 1, 2005 between Steven J. Borick and the registrant (Incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for the year ended December 25, 2005.)

10.45	2006 Option Repricing Agreement entered into between the Registrant and each of the following persons separately: Raymond C. Brown, Philip C. Colburn, V. Bond Evans, R. Jeffery Ornstein, Emil J. Fanelli, Stephen H. Gamble and Kola Phillips dated December 28, 2006; Sheldon I. Ausman, Steven J. Borick, Jack H. Parkinson, Robert H. Bouskill, Bob Bracy, Parveen Kakar, Michael J. O’Rourke and Gabriel Soto dated December 29, 2006

10.46	2006 Option Correction Amendment entered into between the Registrant and each of the following persons separately: Louis L. Borick, James H. Ferguson and William B. Kelley dated December 29, 2006.

11	Computation of Earnings Per Share (contained in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this 2006 Annual Report on Form 10-K.)

14	Code of Business Conduct and Ethics (posted on the Registrant’s Internet Website pursuant to Regulation S-K, item 406 (c)(2).)

18	Preferability Letter from PricewaterhouseCoopers LLP, our Independent Registered Public Accounting Firm (filed herewith)

21	List of Subsidiaries of the Company (filed herewith)

23	Consent of PricewaterhouseCoopers LLP, our Independent Registered Public Accounting Firm (filed herewith)

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Steven J. Borick, President and Chief Executive Officer, and R. Jeffery Ornstein, Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Selected Unaudited Quarterly Consolidated Financial Data (filed herewith)

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT OF FORM 10-K
Schedule II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands)

FOR THE YEAR ENDED DECEMBER 31, 2004:
DOUBTFUL ACCOUNTS	$559
ADD (DEDUCT):
PROVISION (1)	2,904
RECOVERIES	4
ACCOUNTS WRITTEN OFF	(83)

BALANCE AT DECEMBER 31, 2004		$3,384

FOR THE YEAR ENDED DECEMBER 31, 2005:
DOUBTFUL ACCOUNTS	$3,384
ADD (DEDUCT):
PROVISION	644
RECOVERIES	—
ACCOUNTS WRITTEN OFF (1)	(2,028)

BALANCE AT DECEMBER 31, 2005		$2,000

FOR THE YEAR ENDED DECEMBER 31, 2006:
DOUBTFUL ACCOUNTS	$2,000
ADD (DEDUCT):
PROVISION	2,154
RECOVERIES	—
ACCOUNTS WRITTEN OFF	(1,365)

BALANCE AT DECEMBER 31, 2006		$2,789

(1)	Amounts related primarily to Tower Automotive bankruptcy.
S-1

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT OF FORM 10-K
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC. (Registrant)

By	/s/ Steven J. Borick	April 9, 2007

STEVEN J. BORICK President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Louis L. Borick Louis L. Borick	Chairman of the Board and Director	April 9, 2007

/s/ Steven J. Borick Steven J. Borick	President and CEO (Principal Executive Officer)	April 9, 2007

/s/ R. Jeffrey Ornstein R. Jeffrey Ornstein	Vice President and CFO and Director (Principal Financial Officer)	April 9, 2007

/s/ Emil J. Fanelli Emil J. Fanelli	Vice President and Corporate Controller (Principal Accounting Officer)	April 9, 2007

/s/ Sheldon I. Ausman Sheldon I. Ausman	Director	April 9, 2007

/s/ Philip W. Colburn Philip W. Colburn	Director	April 9, 2007

/s/ Margaret S. Dano Margaret S. Dano	Director	April 9, 2007

/s/ V. Bond Evans V. Bond Evans	Director	April 9, 2007

/s/ Michael J. Joyce Michael J. Joyce	Director	April 9, 2007

/s/ Francisco S. Uranga Francisco S. Uranga	Director	April 9, 2007