Form 10-K/A
period 2006-12-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2007-04-13
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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

EXPLANATORY NOTE
Superior Industries International, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 solely to correct four typographical errors and one minor reclassification in the consolidated financial statements included in Part II, Item 8 of the Form 10-K. This amendment contains new certifications as Exhibits 31.1, 31.2 and 32. This Amendment No. 1 on Form 10-K/A continues to speak as of the date of the original Form 10-K and we have not updated the disclosure to reflect any events that occurred at a later date.
The items being corrected are as follows:
1. The “Report of Independent Registered Public Accounting Firm” contained in Item 8 – Financial Statements and Supplementary Data on pages 39 and 40 in our Annual Report on Form 10-K includes a punctuation error in the second paragraph in the “Consolidated financial statements and financial statement schedule” section.
The sentence currently reads:
“As discussed in Note 2, to the consolidated financial statements, the Company restated its 2005 and 2004 consolidated financial statements.”
The corrected sentence reads:
“As discussed in Note 2 to the consolidated financial statements, the Company restated its 2005 and 2004 consolidated financial statements.”
The amended and corrected “Report of Independent Registered Public Accounting Firm” is included in its entirety below.
2. The Consolidated Statements of Cash Flow for the fiscal years 2006, 2005 and 2004 contained in Item 8 – Financial Statements and Supplementary Data on page 45 of our 2006 Annual Report on Form 10-K requires a reclassification of $22 thousand between two lines in the 2004 column.

Fiscal Year	2006	2005	2004

		As restated	As restated
a) The “Deferred income taxes” line currently reads:
Deferred income taxes	3,009	(23,094)	8,343
The corrected “Deferred income taxes” line reads:
Deferred income taxes	3,009	(23,094)	8,321
b) The “Other non-cash items” line currently reads:
Other non-cash items	4,936	1,494	6,416
The corrected “Deferred income taxes” line reads:
Other non-cash items	4,936	1,494	6,438
The amended and corrected “Consolidated Statements of Cash Flow” for the fiscal years 2006, 2005 and 2004 is included in its entirety below.

3. The reconciliation of the restated Consolidated Statement of Cash Flow for the fiscal year 2004 contained in Note 2 – Review of Stock Option Practices and Restatements of Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data on page 60 of our 2006 Annual Report on Form 10-K requires a correction to a typographical error in the “Adjustments” column and a reclassification of $22 thousand between two lines in the “As restated” column.

Fiscal Year 2004	As reported	Adjustments	As restated

	(reclassified)
a) The “Deferred income taxes” line currently reads:
Deferred income taxes	8,780	(4597)	8,343
The corrected “Deferred income taxes” line reads:
Deferred income taxes	8,780	(459)	8,321
b) The “Other non-cash items” line currently reads:
Other non-cash items	6,438	—	6,416
The corrected “Deferred income taxes” line reads:
Other non-cash items	6,438	—	6,438
The amended and corrected reconciliation of restated “Consolidated Statement of Cash Flow” for the fiscal year 2004 is included in its entirety below.
4.	The U.S. net tax deferred liability amount contained in Item 8 – Financial Statements and Supplementary Data on page 66 of our 2006 Annual Report on Form 10-K requires a correction to a typographical error in the first paragraph.
The sentence currently reads:
“As of December 31, 2006, we had approximately $12.4 million in U.S. net deferred tax liability.”
The corrected sentence reads:
“As of December 31, 2006, we had approximately $10.6 million in U.S. net deferred tax liability.”
5. The amount of deferred tax assets realized contained in Item 8 – Financial Statements and Supplementary Data on page 66 of our 2006 Annual Report on Form 10-K requires a correction to a typographical error in the first paragraph.
The sentence currently reads:
“Realization of the deferred tax assets of $17.3 million is dependent on the company generating sufficient taxable income in the future.”
The corrected sentence reads:
“Realization of the deferred tax assets of $19.1 million is dependent on the company generating sufficient taxable income in the future.”

PART II
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to the Consolidated Financial Statements And Financial Statement Schedule:

PAGE
Report of Independent Registered Public Accounting Firm	39

Financial Statements

Consolidated Statements of Operations for the Fiscal Years 2006, 2005 and 2004	41

Consolidated Balance Sheets as of Fiscal Year End 2006 and 2005	42

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Fiscal Years 2006, 2005 and 2004	43

Consolidated Statements of Cash Flows for the Fiscal Years 2006, 2005 and 2004	45

Notes to Consolidated Financial Statements	46

Supporting Financial Statement Schedule Covered By the Forgoing Report of Independent Registered Public Accounting Firm:
Schedule II – Valuation and Qualifying Accounts and Reserves	S-1

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
As discussed in Note 2 to the consolidated financial statements, the Company restated its 2005 and 2004 consolidated financial statements.
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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHESIVE INCOME (LOSS)
(Dollars in thousands, except per share amounts)

				Accumulated
	Common Stock		Additional	Other
	Number of		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total

BALANCE AT FISCAL YEAR END 2003, AS REPORTED	26,768,666	$13,384	$28,431	$(41,935)	$576,702	$576,582
Cumulative effect of restatements	—	—	6,961	—	(5,943)	1,018

BALANCE AT FISCAL YEAR END 2003, AS RESTATED	26,768,666	$13,384	$35,392	$(41,935)	$570,759	$577,600
Comprehensive Income:
Net income	—	—	—	—	43,804	43,804
Other comprehensive income	—	—	—	3,349	—	3,349

Comprehensive income	—	—	—	—	—	47,153

Stock-based compensation expense	—	—	1,310	—	—	1,310
Stock options exercised, including related tax benefit	56,125	28	1,497			1,525
Repurchases of common stock	(203,600)	(102)	(6,715)	—	—	(6,817)
Cash dividends declared ($0.6025 per share)	—	—	—	—	(16,052)	(16,052)

BALANCE AT FISCAL YEAR END 2004. AS RESTATED	26,621,191	$13,310	$31,484	$(38,586)	$598,511	$604,719
Comprehensive Loss:
Net loss	—	—	—	—	(6,367)	(6,367)
Other comprehensive loss	—	—	—	(2,131)	—	(2,131)

Comprehensive loss	—	—	—	—	—	(8,498)

Stock-based compensation expense	—	—	817	—	—	817
Stock options exercised, including related tax benefit	5,000	3	130			133
Repurchases of common stock	(16,000)	(8)	(369)	—	—	(377)
Cash dividends declared ($0.635 per share)	—	—	—	—	(16,905)	(16,905)

BALANCE AT FISCAL YEAR END 2005, AS RESTATED	26,610,191	$13,305	$32,062	$(40,717)	$575,239	$579,889
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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)

Fiscal Year	2006	2005	2004
		As restated	As restated
NET INCOME (LOSS)	$(9,321)	$(6,367)	$43,804
Adjustment to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	39,137	46,468	39,281
Impairment of long-lived assets	4,470	41,895	—
Equity in earnings of joint ventures, net of dividends received	3,751	(240)	(4,081)
Deferred income taxes	3,009	(23,094)	8,321
Stock-based compensation	3,032	817	1,310
Other non-cash items	4,936	1,494	6,438
Gain on sale of discontinued operations	(1,077)	—	—
Cumulative effect of accounting change	—	(1,225)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,278)	13,647	(6,280)
Inventories	(15,568)	(16,838)	(21,455)
Other assets	3,100	(604)	5,803
Accounts payable	10,915	10,916	11,957
Income taxes payable	(7,458)	17,528	(14,511)
Other liabilities	1,482	(7,896)	6,524

NET CASH PROVIDED BY OPERATING ACTIVITIES	36,130	76,501	77,111

Cash flows from investing activities:

Additions to property, plant and equipment	(73,062)	(100,800)	(54,579)
Proceeds from sale of discontinued operations	15,000	—	—
Purchases of held-to-maturity securities	—	—	(38,698)
Proceeds from sales of held-to-maturity securities	—	29,025	—

NET CASH USED IN INVESTING ACTIVITIES	(58,062)	(71,775)	(93,277)

Cash flows from financing activities:

Cash dividends paid	(17,032)	(16,772)	(15,609)
Repurchases of common stock	—	(377)	(6,817)
Stock options exercised	—	128	1,389

NET CASH USED IN FINANCING ACTIVITIES	(17,032)	(17,021)	(21,037)

Net increase (decrease) in cash and cash equivalents	(38,964)	(12,295)	(37,203)

Cash and cash equivalents at the beginning of the year	107,349	119,644	156,847

Cash and cash equivalents at the end of the year	$68,385	$107,349	$119,644

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

The “Adjustments” column in the following tables reflects the impact of the stock-based compensation expense, indicated above only. The “As Reported (reclassified)” column includes the reclassifications related to discontinued operations and accounting policy changes, as described above:
▪	the consolidated statements of operations for the fiscal years 2005 and 2004.

▪	the consolidated balance sheets as of the fiscal year end 2005.

▪	the consolidated statements of cash flows for the fiscal years 2005 and 2004.

▪	pro forma information required by SFAS No. 123 for the fiscal years 2005 and 2004.
SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

Fiscal Year 2005	As reported	Adjustments	As restated
	(reclassified)
NET SALES	$804,161	$—	$804,161
Cost of sales	755,337	—	755,337

GROSS PROFIT	48,824	—	48,824

Selling, general and administrative expenses	20,985	817	21,802
Impairment of long-lived assets	7,855	—	7,855

INCOME (LOSS) FROM OPERATIONS	19,984	(817)	19,167

Interest income, net	5,329	—	5,329
Other expense, net	(588)	—	(588)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS	24,725	(817)	23,908

Income tax benefit (provision)	(9,181)	286	(8,895)
Equity in earnings of joint ventures	5,206	—	5,206

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	20,750	(531)	20,219

Discontinued operations, net of taxes	(27,811)	—	(27,811)

NET LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(7,061)	(531)	(7,592)

Cumulative effect of accounting change, net of taxes	1,225	—	1,225

NET LOSS	$(5,836)	$(531)	$(6,367)

EARNINGS (LOSS) PER SHARE – BASIC:

Net income (loss) from continuing operations	$0.78	$(0.02)	$0.76
Discontinued operations, net of taxes	(1.05)	—	(1.05)
Cumulative effect of accounting change, net of taxes	0.05	—	0.05

NET LOSS	$(0.22)	$(0.02)	$(0.24)

EARNINGS (LOSS) PER SHARE – DILUTED:

Net income (loss) from continuing operations	$0.78	$(0.02)	$0.76
Discontinued operations, net of taxes	(1.05)	—	(1.05)
Cumulative effect of accounting change, net of taxes	0.05	—	0.05

NET LOSS	$(0.22)	$(0.02)	$(0.24)

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)

Fiscal Year 2004	As reported	Adjustments	As restated
	(reclassified)
NET INCOME (LOSS)	$44,655	$(851)	$43,804
Adjustment to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	39,281	—	39,281
Impairment of long-lived assets	—	—	—
Equity in earnings of joint ventures, net of dividends received	(4,081)	—	(4,081)
Deferred income taxes	8,780	(459)	8,321
Stock-based compensation	—	1,310	1,310
Other non-cash items	6,438	—	6,438
Gain on sale of discontinued operations	—	—	—
Cumulative effect of accounting change	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	(6,280)	—	(6,280)
Inventories	(21,455)	—	(21,455)
Other assets	5,803	—	5,803
Accounts payable	11,957	—	11,957
Income taxes payable	(14,511)	—	(14,511)
Other liabilities	6,524	—	6,524

NET CASH PROVIDED BY OPERATING ACTIVITIES	77,111	—	77,111

Cash flows from investing activities:

Additions to property, plant and equipment	(54,579)	—	(54,579)
Proceeds from sale of discontinued operations	—	—	—
Purchases of held-to-maturity securities	(38,698)	—	(38,698)
Proceeds from sales of held-to-maturity securities		—	—

NET CASH USED IN INVESTING ACTIVITIES	(93,277)	—	(93,277)

Cash flows from financing activities:

Cash dividends paid	(15,609)	—	(15,609)
Repurchases of common stock	(6,817)	—	(6,817)
Stock options exercised	1,389	—	1,389

NET CASH USED IN FINANCING ACTIVITIES	(21,037)	—	(21,037)

Net increase (decrease) in cash and cash equivalents	(37,203)	—	(37,203)

Cash and cash equivalents at the beginning of the year	156,847	—	156,847

Cash and cash equivalents at the end of the year	$119,644	$—	$119,644

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
Net sales for each of the geographic areas in which the company operates (dollars in thousands):

Year Ended December 31,	2006	2005	2004
Net sales:
U.S.	$572,863	$634,987	$712,040
Mexico	216,999	169,174	160,218

Total net sales	$789,862	$804,161	$872,258

Property, plant and equipment for each of the geographic areas in which the company operates (dollars in thousands):

December 31 ,	2006	2005
Property, plant and equipment, net:
U.S.	$141,653	$170,064
Mexico	168,761	122,225

Total property, plant and equipment, net	$310,414	$292,289

NOTE 4 – ACCOUNTS RECEIVABLE

December 31,	2006	2005
(Dollars in thousands)
Trade receivables	$121,707	$120,646
Wheel program development receivables	8,199	6,842
Dividend receivable from joint venture	5,266	—
Value added tax receivables	1,414	3,528
Other receivables	4,755	6,485

	141,341	137,501

Allowance for doubtful accounts	(2,789)	(2,000)

	$138,552	$135,501

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

As of December 31, 2006, we had approximately $10.6 million in U.S. net deferred tax liability. Realization of the deferred tax assets of $19.1 million is dependent on the company generating sufficient taxable income in the future. We established a valuation allowance for deferred tax assets of $1.4 million at December 31, 2006, based on management’s assessment of the company’s ability to utilize these deferred tax assets. The amount of deferred tax assets considered realizable, however, could be increased in the future if estimates of future taxable income are increased. We have federal tax credit carry forwards of $0.4 million for 2006 and begin to expire in 2014. We have state net operating loss carryforwards for 2006 of $15.5 million and begin to expire 2011. We have state tax credit carryforwards for 2006 and 2005 of $1.4 million and $1.3 million, respectively. The state tax credit carryforwards begin to expire in 2008. The valuation allowance for 2006 and 2005 is $1.4 million and $0.7 million, respectively. We establish a valuation allowance for certain state deferred tax assets based on our assessment of our ability to utilize these deferred tax assets.
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

	First	Second	Third	Fourth
Year 2006	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$183,525	$219,880	$174,288	$212,169	$789,862
Gross profit (loss)	$4,223	$9,176	$(3,711)	$(948)	$8,740
Income (loss) from continuing operations	$1,436	$2,228	$(8,796)	$(4,446)	$(9,578)
Discontinued operations, net of taxes	$(326)	$(121)	$1,085	$(381)	$257

Net income (loss)	$1,110	$2,107	$(7,711)	$(4,827)	$(9,321)

Earnings (loss) per share – Basic:
Income from continuing operations	$0.05	$0.08	$(0.33)	$(0.17)	$(0.36)
Discontinued operations	(0.01)	(0.01)	0.04	(0.01)	0.01

Net income (loss)	$0.04	$0.07	$(0.29)	$(0.18)	$(0.35)

Earnings (loss) per share – Diluted:
Income from continuing operations	$0.05	$0.08	$(0.33	$(0.17)	$(0.36)
Discontinued operations	(0.01)	(0.01)	0.04	(0.01)	0.01

Net income (loss)	$0.04	$0.07	$(0.29)	$(0.18)	$(0.35)

Dividends declared Per share	$0.160	$0.160	$$0.160	$0.160	$0.640

	As Restated
	First	Second	Third	Fourth
Year 2005	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$202,144	$217,827	$178,289	$205,901	$804,161
Gross profit	$17,209	$11,830	$5,138	$14,647	$48,824
Income from continuing operations	$10,309	$6,360	$1,280	$2,270	$20,219
Discontinued operations, net of taxes	$(1,821)	$(2,188)	$(1,577)	$(22,225)	$(27,811)
Cumulative effect of accounting change, net of tax	$1,225	$—	$—	$—	$1,225

Net income (loss)	$9,713	$4,172	$(297)	$(19,955)	$(6,367)

Earnings (loss) per share – Basic:
Income from continuing operations	$0.39	$0.23	$0.05	$0.09	$0.76
Discontinued operations	(0.07)	(0.08)	(0.06)	(0.84)	(1.05)
Cumulative effect of accounting change	0.05	—	—	—	0.05

Net income (loss)	$0.37	$0.15	$(0.01)	$(0.75)	$(0.24)

	As Restated
	First	Second	Third	Fourth
Year 2005	Quarter	Quarter	Quarter	Quarter	Year

Earnings (loss) per share – Diluted:
Income from continuing operations	$0.39	$0.23	$0.05	$0.09	$0.76
Discontinued operations	(0.07)	(0.08)	(0.06)	(0.84)	(1.05)
Cumulative effect of accounting change	0.05	—	—	—	0.05

Net income (loss)	$0.37	$0.15	$(0.01)	$(0.75)	$(0.24)

Dividends declared Per share	$0.155	$0.160	$0.160	$0.160	$0.635

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SUPERIOR INDUSTRIES INTERNATIONAL, INC.
                           (Registrant)

By	/s/ R. Jeffrey Ornstein	April 13, 2007

R. Jeffrey Ornstein
Vice President and Chief Financial Officer

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