Form 10-Q
period 2007-04-01
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2007-05-16
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 1, 2007
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding at May 4, 2007

$0.50 Par Value	26,610,191

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Superior Industries International, Inc.
Consolidated Condensed Statements of Operations
(Thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
NET SALES	$244,875	$183,525
Cost of sales	242,730	179,302

GROSS PROFIT	2,145	4,223

Selling, general, and administrative expenses	6,915	5,395

LOSS FROM OPERATIONS	(4,770)	(1,172)
Interest income, net	822	1,488
Other income, net	2,374	9

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS	(1,574)	325

Income tax benefit	2,610	618
Equity in earnings of joint ventures	818	493

NET INCOME FROM CONTINUING OPERATIONS	1,854	1,436

Discontinued operations, net of taxes of $182	—	(326)

NET INCOME	$1,854	$1,110

EARNINGS (LOSS) PER SHARE — BASIC:
Income from continuing operations	$0.07	$0.05
Discontinued operations	—	(0.01)

Net income	$0.07	$0.04

EARNINGS (LOSS) PER SHARE — DILUTED:
Income from continuing operations	$0.07	$0.05
Discontinued operations	—	(0.01)

Net income	$0.07	$0.04

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Balance Sheets
(Thousands of dollars, except per share data)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$58,629	$68,385
Short-term investments	—	9,750
Accounts receivable, net	170,912	138,552
Inventories, net	116,123	118,724
Income tax receivable	7,386	—
Deferred income taxes	6,723	6,416
Other current assets	9,152	4,766

Total current assets	368,925	346,593

Property, plant and equipment, net	312,456	310,414
Investments	42,826	46,247
Non current deferred tax asset, net	11,746	—
Other assets	8,807	8,759

Total assets	$744,760	$712,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,133	$60,959
Accrued expenses	44,307	41,898
Income taxes payable	—	10,253

Total current liabilities	126,440	113,110

Non current tax liabilities (see Note 8)	56,942	—
Executive retirement liabilities	21,817	21,666
Non current deferred income tax liability, net	—	17,049
Commitments and contingent liabilities (see Note 14)	—	—
Shareholders’ equity Preferred stock, $25.00 par value Authorized — 1,000,000 shares Issued — none	—	—
Common stock, $0.50 par value Authorized — 100,000,000 shares Issued and outstanding — 26,610,191 shares (26,610,191 shares at December 31, 2006)	13,305	13,305
Additional paid-in-capital	36,018	35,094
Accumulated other comprehensive loss	(41,400)	(37,097)
Retained earnings	531,638	548,886

Total shareholders’ equity	539,561	560,188

Total liabilities and shareholders’ equity	$744,760	$712,013

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Statements of Cash Flows
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(5,652)	$19,249

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment	(14,494)	(27,268)
Proceeds from sale of held-to-maturity securities	9,750	—
Proceeds from sale of available-for-sale securities	4,892	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	148	(27,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,252)	(4,264)

NET CASH USED IN FINANCING ACTIVITIES	(4,252)	(4,264)

Net decrease in cash and cash equivalents	(9,756)	(12,283)

Cash and cash equivalents at the beginning of the period	68,385	107,349

Cash and cash equivalents at the end of the period	$58,629	$95,066

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Statement of Shareholders’ Equity
(Thousands of dollars, except per share data)
(Unaudited)

				Accumulated
	Common Stock		Additional	Other
	Number of		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total

BALANCE AT DECEMBER 31, 2006	26,610,191	$13,305	$35,094	$(37,097)	$548,886	$560,188

Cumulative effect of adoption of FIN 48 (see Note 8)	—	—	—	—	(14,850)	(14,850)

BALANCE AT JANUARY 1, 2007	26,610,191	$13,305	$35,094	$(37,097)	$534,036	$545,338

Comprehensive Loss:

Net income	—	—	—	—	1,854	1,854

Other comprehensive loss net of tax:

Foreign currency translation adjustment	—	—	—	(2,812)	—	(2,812)

Unrealized gain on available-for-sale securities	—	—	—	7	—	7

Realized gain on sale of available-for-sale securities	—	—	—	(1,498)	—	(1,498)

Total comprehensive loss (a)						(2,449)

Stock-based compensation expense			924			924

Cash dividends declared ($0.16 per share)	—	—	—	—	(4,252)	(4,252)

BALANCE AT MARCH 31, 2007	26,610,191	$13,305	$36,018	$(41,400)	$531,638	$539,561

(a)	Comprehensive loss, net of tax, was $898,000 for the three months ended March 31, 2006, which included: net income of $1,110,000, foreign currency translation adjustment loss of $(1,886,000), forward foreign currency contract loss of $(21,000), an unrealized loss on pension obligation of $(606,000) and an unrealized gain on available-for-sale securities of $505,000.
See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
March 31, 2007
(Unaudited)
Note 1 — Nature of Operations
Headquartered in Van Nuys, California, the principal business of Superior Industries International, Inc. (referred to herein as the “company”. “Superior” or in the first person notation “we,” “us” and “our”) is the design and manufacture of aluminum road wheels for sale to Original Equipment Manufacturers (OEM). We are one of the largest suppliers of cast and forged aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary.
Ford Motor Company (Ford), General Motors Corporation (GM) and DaimlerChrysler AG (DaimlerChrysler) together represented approximately 84 percent of our total sales during the three months of 2007 and 86 percent of annual sales in 2006. The loss of all or a substantial portion of our sales to Ford, GM or DaimlerChrysler would have a significant adverse impact on our financial results, unless the lost volume could be replaced. This risk is partially mitigated over the short-term due to the long-term relationships we have with our customers, including multi-year purchase orders related to approximately 238 different wheel programs. However, intense global competitive pricing pressure continues to make it difficult to maintain these contractual arrangements and there are no guarantees that similar arrangements could be negotiated in the future and we expect this trend to continue into the future. Including our 50 percent owned joint venture in Europe, we also manufacture aluminum wheels for Audi, BMW, Isuzu, Jaguar, Land Rover, Mazda, MG Rover, Mitsubishi, Nissan, Subaru, Suzuki, Toyota and Volkswagen.
The availability and demand for aluminum wheels are subject to unpredictable factors, such as changes in the general economy, the automobile industry, gasoline prices and consumer interest rates. The raw materials used in producing our products are readily available and are obtained through numerous suppliers with whom we have established trade relations.
On September 15, 2006, we announced the planned closure of our wheel manufacturing facility located in Johnson City, Tennessee, and the resulting lay off of approximately 500 employees. This was the latest step in our program to rationalize our production capacity following announcements by our customers of sweeping production cuts, particularly in the light truck and sport utility platforms, that had reduced our requirements for the near future. Accordingly, an asset impairment charge against earnings totaling $4.4 million (pretax) was recorded in the third quarter of 2006, when we estimated that the future undiscounted cash flows of this facility would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility. All manufacturing activities in the Johnson City facility ceased in March 2007.
Note 2 — Presentation of Consolidated Condensed Financial Statements
During interim periods, we follow the accounting policies set forth in our 2006 Annual Report on Form 10-K and apply appropriate interim financial reporting standards for a fair statement of our operating results and financial position in conformity with accounting principles generally accepted in the United States of America, as indicated below. Users of financial information produced for interim periods in 2007 are encouraged to read this Quarterly Report on Form 10-Q in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (SEC) in our 2006 Annual Report on Form 10-K.
As described in our 2006 Annual Report on Form 10-K, we revised our policy definition of cash and cash equivalents in the fourth quarter 2006 to include short-term highly liquid investments as cash equivalents, as they represent investments that have been purchased with maturity dates of 90 days or less and generally with maturities of approximately 10 days. We believe this change in accounting principle to be a preferable method of accounting for these short-term investments as it reflects our intended purpose for these investments. We have, in accordance with SFAS No. 154, “Accounting Changes and Error Corrections”, retrospectively applied this new accounting principle to our prior years’ consolidated balance sheets by restating cash and cash equivalents to include short-term investments of $38.5 million at the end of the first quarter 2006. Additionally, the statements of cash flows have been restated to reflect these balances as cash and cash equivalents, and to eliminate from investing activities their respective proceeds from sales and purchases during those periods.
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
Our 2007 fiscal first quarter was comprised of the 13-week period ending on April 1, 2007, while the fiscal first quarter in 2006 was comprised of the 13-week period ending on March 26, 2006. The fiscal year 2006 comprised the 53-week period ending on December 31, 2006. For convenience of presentation in the consolidated financial statements, all fiscal quarters are referred to as beginning as of January 1 and ending as of March 31.
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the consolidated condensed statements of operations for the three months ended March 31, 2007 and 2006, (ii) the consolidated condensed balance sheets at March 31, 2007 and December 31, 2006, (iii) the consolidated condensed statements of cash flows for the three months ended March 31, 2007 and 2006, and (iv) the consolidated condensed statement of shareholders’ equity for the three months ended March 31, 2007. The year-end condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
Note 3 — Stock-Based Compensation
We have stock option plans that authorize us to issue incentive and non-qualified stock options to our directors, officers and key employees totaling up to 7.2 million shares of common stock. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options. At March 31, 2007, there were 0.8 million shares available for future grants under these plans. Options are generally granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant. Options granted to employees generally vest ratably over a four-year period, while options granted to non-employee directors generally vest one year from the date of grant.
During the three months ended March 31, 2007 and 2006, we granted a total of 120,000 shares in each period, while there were no options exercised during those periods. The weighted average fair value at the grant date for options issued during the first quarter of 2007 and 2006 was $6.07 and $6.30 per option, respectively. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the first quarter of 2007 and 2006, respectively: (a) dividend yield on our common stock of 3.32% and 3.29%; (b) expected stock price volatility of 30.8% and 31.4%; (c) a risk-free interest rate of 4.7% in both periods; and (d) an expected option term of 7.3 and 7.4 years.
For the three months ended March 31, 2007 and 2006, stock-based compensation expense related to stock option plans under Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) was allocated as follows:
(In thousands, except per share amounts)

Three Months Ended March 31,	2007	2006
Cost of sales	$191	$145
Selling, general and administrative expenses	733	505

Stock-based compensation expense before income taxes	924	650
Income tax benefit	(334)	(141)

Total stock-based compensation expense after income taxes	$590	$509

As of March 31, 2007, the balance of $6.2 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 3.1 years.
There were no significant capitalized stock-based compensation costs at March 31, 2007 and 2006.
Note 4 — New Accounting Standards
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This

Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This Interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is to determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized. The second step is to measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements. This Interpretation is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 as of January 1, 2007. See Note 8 — Income Taxes in this Quarterly Report on Form 10-Q for further discussion of the impact of adoption of FIN 48.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not completed our evaluation of SFAS No. 159, but we do not expect the adoption to have a material effect on our operating results or financial position.
In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. We are currently assessing the impact, if any, of EITF 06-10 on our consolidated financial position and results of operations.
Note 5 — Business Segments
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” directs companies to use the “management approach” for segment reporting. This approach reflects management’s aggregation of business segments and is consistent with how the company and its key decision-makers assess operating performance, make operating decisions, and allocate resources. This approach also considers the existence of managers responsible for each business segment and how information is presented to the company’s Board of Directors. We have only one reportable operating segment — automotive wheels. Our former components business segment is classified as discontinued operations in our consolidated condensed statements of operations.
Net sales and net property, plant and equipment by geographic area are summarized below.
(Thousands of dollars)

	Three Months Ended
	March 31,
	2007	2006
Net sales:
U.S.	$148,264	$144,332
Mexico	96,611	39,193

Consolidated net sales	$244,875	$183,525

	March 31,	December 31,
	2007	2006
Property, plant and equipment, net:
U.S.	$141,247	$141,653
Mexico	171,209	168,761

Consolidated property, plant and equipment, net	$312,456	$310,414

Note 6 — Revenue Recognition
Sales of products and any related costs are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Wheel program development revenues, representing internal development expenses and initial tooling that are reimbursable by our customers, are recognized as such related costs and expenses are incurred and recoverability is probable, generally upon receipt of a customer purchase order. Wheel program development revenues totaled $3.6 million and $5.4 million for the three months ended March 31, 2007 and 2006, respectively.
Note 7 — Earnings Per Share
In accordance with the provisions of SFAS No. 128, “Earnings Per Share,” basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of outstanding stock options, calculated using the treasury stock method. Of the 3.2 million stock options outstanding at March 31, 2007, 5,575 shares had an exercise price less than the weighted average market price of the stock for the period and were included in the calculation of diluted earnings per share for that period. Of the 2.5 million stock options outstanding at March 31, 2006, 2,898 shares had an exercise price less than the weighted average market price of the stock for the period and were included in the calculation of diluted earnings per share for that period. Summarized below are the calculations of basic and diluted earnings per share for the respective periods:
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Basic Earnings per Share:
Reported net income	$1,854	$1,110
Weighted average shares outstanding	26,610	26,610

Basic earnings per share	$0.07	$0.04

Diluted Earnings per Share:
Reported net income	$1,854	$1,110
Weighted average shares outstanding	26,610	26,610
Weighted average dilutive stock options	6	3

Weighted average shares outstanding — diluted	26,616	26,613
Diluted earnings per share	$0.07	$0.04

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
The income tax benefit on income (loss) from continuing operations before income taxes and equity earnings for the three months ended March 31, 2007 was $2.6 million compared to $0.6 million for the same period last year. The current period tax benefit on income (loss) from continuing operations before income taxes and equity earnings included a tax benefit of $0.6 million at the estimated annual effective tax rate of 39.6 percent, compared to a tax provision of $0.3 million at an effective annual tax rate of 36.2 percent last year. Discrete items totaled a tax benefit of $2.0 million for the first three months of 2007 versus a tax benefit of $0.9 million for the same period in 2006. Discrete items for the first three months of 2007 relate to refunds from prior year amended returns of $0.6 million, changes in valuation reserves of $0.3 million and changes in our reserves for uncertain tax positions of $1.0 million, due principally to the expiration of a tax statue of limitation, while the $0.9 million discrete item in the first three months of 2006 relates to a reduction in previously estimated tax reserves, due to the expiration of a tax statute of limitation in that period. Within the next twelve month period ending March 31, 2008, it is reasonably possible that up to $8.4 million of unrecognized tax benefits will be recognized due to the expiration of certain statues of limitation.
We adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, we recognized a charge of approximately $14.8 million to retained earnings, established a long-term reserve for uncertain tax positions of $40.3 million and a long-term deferred tax asset of $25.5 million. In addition, we reclassified $2.5 million from our long-term deferred tax liability and $16.3 million from our current income taxes payable, which resulted in a $7.4 million income tax receivable, to our long-term reserve for uncertain tax positions which is included in “Non current tax liabilities”. The $14.8 million charge to retained earnings resulted primarily from applying the newly prescribed recognition threshold and measurement attributes of FIN 48 to existing transfer pricing tax positions. The establishment of the $25.5 million deferred tax asset and the reclassification of $2.5 million from our long-term deferred tax liability due to the adoption of FIN 48 and the current period change of $0.7 million in long-term deferred taxes resulted in a $11.7 million long-term deferred tax asset, net of the $17.0 million long-term deferred tax liability at the end of 2006.
As of the adoption date, we had gross unrecognized tax benefits of $59.1 million, of which $30.4 million, if recognized, would impact the effective tax rate. Also, as of the adoption date, we had accrued interest expense related to unrecognized tax benefits of $10.4 million. We recognize interest and penalties that are accrued related to unrecognized tax benefits in income tax expense.
We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions. Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including Hungary, Mexico, the Netherlands, Japan and the United States. We are no longer subject to U.S. federal, state and local, or Mexico (our major filing jurisdictions) income tax examinations for years before 1999.
Our subsidiary, Superior Industries International — Michigan LLC, is the only entity currently under audit. The Internal Revenue Service is auditing the 2004 tax year, and the state of Michigan is auditing the tax years 2002 through 2005. As these audits commenced this year, it is not determinable when the examination phase of the audits will conclude, and it is not reasonably possible to quantify at this time any estimated range of reductions in the unrecognized tax benefits.
Note 9 — Equity Earnings and Other Income, Net
Included below are summary statements of operations for Suoftec Light Metal Products, Ltd. (Suoftec), our 50-percent owned joint venture in Hungary, which manufactures cast and forged aluminum wheels principally for the European automobile industry. Being 50-percent owned and non-controlled, Suoftec is not consolidated, but accounted for using the equity method. The elimination of intercompany profits in inventory adjusted our share of the joint venture’s net income for the first quarter of 2007 and 2006 to $0.8 million and $0.5 million, respectively.
(Thousands of dollars)

	Three Months Ended
	March 31,
	2007	2006
Net sales	$36,531	$29,181
Gross profit	$1,487	$2,540
Net income	$961	$1,585
Superior’s share of net income	$480	$793
In the first quarter of 2007, we sold an available-for-sale corporate equity security realizing a $2.4 million gain that was included in other income, net.

Note 10 — Accounts Receivable
(Thousands of dollars)

	March 31,	December 31,
	2007	2006
Trade receivables	$157,495	$121,707
Wheel program development receivables	7,726	8,199
Dividend receivable from joint venture	5,324	5,266
Value added tax receivables	—	1,414
Other receivables	3,692	4,755

	174,237	141,341

Allowance for doubtful accounts	(3,325)	(2,789)

	$170,912	$138,552

Note 11 — Inventories
(Thousands of dollars)

	March 31,	December 31,
	2007	2006
Raw materials	$18,269	$16,279
Work in process	36,607	35,810
Finished goods	61,247	66,635

	$116,123	$118,724

Note 12 — Property, Plant and Equipment
(Thousands of dollars)

	March 31,	December 31,
	2007	2006
Land and buildings	$95,149	$95,712
Machinery and equipment	522,716	498,243
Leasehold improvements and others	14,001	13,829
Construction in progress	41,396	55,455

	673,262	663,239
Accumulated depreciation	(360,806)	(352,825)

	$312,456	$310,414

Depreciation expense was $10.1 million and $10.2 million for the three months ended March 31, 2007 and 2006, respectively. The March 31, 2006 depreciation expense of $10.2 million excludes $0.3 million of depreciation expense related to discontinued operations.
Note 13 — Retirement Plans
We have an unfunded supplemental executive retirement plan covering our directors, officers, and other key members of management. We typically purchase life insurance policies on each of the participants to provide for future liabilities. Subject to certain vesting requirements, the plan provides for a benefit based on the final average compensation, which becomes payable on the employee’s death, disability or upon attaining age 65, if retired from the company. For the three months ended March 31, 2007, payments to retirees of approximately $170,000 have been made in accordance with this plan. We presently anticipate payments to retirees totaling $786,000 for 2007.

(Thousands of dollars)

	Three Months Ended
	March 31,
	2007	2006
Service cost	$137	$197
Interest cost	280	222
Net amortization	48	72

Net periodic pension cost	$465	$491

Note 14 — Commitments and Contingencies
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
These cases are based on general allegations that the grant dates for a number of the options granted to certain Company directors, officers and employees occurred prior to upward movements in the stock price, and that the stock options grants were not properly accounted for in the Company’s financial reports and not properly disclosed in the Company’s SEC filings. The two lawsuits were recently consolidated and a consolidated complaint was filed which generally tracks the allegations and legal claims alleged in the original complaints. It is anticipated that the Company and the individual defendants will file motions to dismiss in the near future. As this litigation is at such a preliminary stage, it would be premature to anticipate the probable outcome of these cases and whether such an outcome would be materially adverse to the Company.
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
We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, we believe all such matters are adequately provided for, covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position. For additional information concerning contingencies, risks and uncertainties, see Note 15 — Risk Management.
Note 15 — Risk Management
We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products.
We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies — the Mexican Peso, the Euro and the Hungarian Forint. The value of the Mexican Peso relative to the U.S. Dollar for the first three months of 2007 was virtually unchanged. The Euro value relative to the U.S. dollar for the first three months of 2007 was virtually unchanged. The value of the Hungarian Forint increased approximately 3 percent to the U.S. Dollar for the first three months of 2007. Foreign currency transaction gains and losses, which are included in other income (expense) in the consolidated condensed statements of operations, have not been material.

When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas over the next two years. The contract value and fair value of these purchase commitments approximated $11.4 million and $10.9 million, respectively, at March 31, 2007. Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We may from time to time make written or oral statements that are “forward-looking”, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements contained in this report and other filings with the Securities and Exchange Commission and reports and other public statements to our shareholders. These statements may, for example, express expectations or projections about future actions or results that we may anticipate but, due to developments beyond our control, do not materialize. Actual results could differ materially because of issues and uncertainties such as those listed herein, which, among others, should be considered in evaluating our financial outlook. The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in the automotive industry, increased global competitive pressures, our dependence on major customers and third party suppliers and manufacturers, our exposure to foreign currency fluctuations, and other factors or conditions described in Item 1A — Risk Factors in Part II of this Quarterly Report on Form 10-Q and in Item 1A — Risk Factors in Part I of our 2006 Annual Report on Form 10-K. We assume no obligation to update publicly any forward-looking statements.
Executive Overview
Overall North American production of passenger cars and light trucks in the first quarter was reported as being down approximately 7.7 percent versus the same period a year ago, compared to a 16.1 percent increase for our unit shipments in the current period. In mid-to-late 2006, we were awarded new and replacement business and, as a result, recorded unusually high shipments in the current period as compared to the same period a year ago. Net sales in the first quarter of 2007 increased 33.4 percent over the same period in 2006, due to the 16.1 percent increase in unit shipments and a 16.9 percent increase in the average selling price. The increased selling price was due principally to an increase of approximately 10.0 percent in the pass-through price of aluminum to our customers, with the majority of the remaining increase due to the shift in sales mix to larger diameter wheels.
In conjunction with our efforts to rationalize our production capacity to more effectively balance plant utilization and cost against our customers’ changing requirements for pricing, wheel size, design, scheduling and volume, in mid-September 2006, we announced the planned closure of our wheel manufacturing facility in Johnson City, Tennessee. In March 2007, all manufacturing activities ceased in this facility. Additionally, the first quarter of 2007 was the initial full quarter of production in our new wheel facility in Mexico. The inefficiencies incurred during this period to shut down the Johnson City facility, while slowly increasing production in the Mexico facility, impacted our overall gross profit negatively. Gross profit was also impacted negatively by the continuance of operating issues and inefficiencies in two of our key Midwest facilities related to productivity on larger diameter wheels. These factors offset the additional gross profit on the increased sales volume.

Results of Operations
(Thousands of dollars, except per share amounts)

	Three Months Ended March 31,
Selected data	2007	2006
Net sales	$244,875	$183,525
Gross profit	$2,145	$4,223
Percentage of net sales	0.9%	2.3%
Loss from operations	$(4,770)	$(1,172)
Percentage of net sales	-1.9%	-0.6%
Net income from continuing operations	$1,854	$1,436
Percentage of net sales	0.8%	0.8%
Diluted earnings per share — continuing operations	$0.07	$0.05
Sales
Consolidated revenues in the first quarter of 2007 increased $61.4 million, or 33.4 percent, to $244.9 million from $183.5 million in the same period a year ago. Excluding wheel program development revenues, which totaled $3.6 million in the first quarter of 2007 and $5.4 million in the first quarter of 2006, wheel sales increased $63.1 million, or 35.4 percent, to $241.3 million from $178.2 million in the first quarter a year ago, as our wheel shipments increased by 16.1 percent. The average selling price of our wheels increased 16.9 percent in the current quarter, as the pass-through price of aluminum increased the average selling price by approximately 10.0 percent, with the majority of the remaining increase due principally to a shift in sales mix to larger, higher-priced wheels in the current quarter.
According to WARD’s AutoInfoBank, an industry data publication, overall North American production of light trucks and passenger cars during the first quarter of 2007 decreased approximately 7.7 percent, compared to our 16.1 percent increase in aluminum wheel shipments. In mid-to-late 2006, we were awarded new and replacement business and, as a result, recorded unusually high shipments in the current period as compared to the same period a year ago. This business reflected product for both new vehicle launches as well as some current production takeover business. The sustainability of this volume level going forward will be a function of how well our customer’s vehicles are received by the consumer in the automotive marketplace and cannot be predicted at this time. The principal unit shipment increases in the current period compared to a year ago were for GM’s GMT 800/900 platform and Acadia, Ford’s Fusion and Explorer vehicles, and DaimlerChrysler’s Sebring. The principal unit shipment decreases in the current period compared to a year ago were for GM’s Avalanche and Uplander, Ford’s Taurus and Freestar and DaimlerChrysler’s Dodge Durango and Jeep Grand Cherokee. Shipments to GM increased to 38.7 percent of total OEM unit shipments from 32.7 percent in 2006, while shipments to Ford decreased to 31.6 percent from 36.4 percent a year ago, and DaimlerChrysler decreased to 12.3 percent from 16.7 percent a year ago. Shipments to international customers increased to 17.5 percent from 14.2 percent a year ago, due principally to increased shipments for Nissan’s Sentra, Subaru’s Outback and Toyota’s Sienna platforms.
Gross Profit
Consolidated gross profit decreased $2.1 million for the first quarter to $2.1 million, or 0.9 percent of net sales, compared to $4.2 million, or 2.3 percent of net sales, for the same period a year ago. The additional gross profit on the increased sales volume, net of the increase in aluminum costs during the period, was offset by the winding down of all manufacturing activities in our Johnson City wheel facility, the slower than planned ramp-up of our new wheel plant in Mexico and the operating issues and inefficiencies in two of our key Midwest facilities related to productivity on larger diameter wheels, which were experienced in late 2006 and continued into 2007. However, we are encouraged by the improvements noted at both facilities during the month of March. Gross profit was also impacted negatively by the exceptionally high program development and launch costs associated with the significant growth in unit volume experienced in the quarter.
We are continuing to implement action plans to improve operational performance and mitigate the impact of the severe pricing environment in which we now operate. We must emphasize, however, that while we continue to reduce costs through process automation and identification of industry best practices, the curve of customer price reductions may continue at a rate faster than our progress on achieving cost reductions for an indefinite period of time. This is due to the slow and methodical nature of developing and implementing these cost reduction programs. In addition, fixed-price natural gas contracts that expire in the next two years may expose us to higher costs that cannot be immediately recouped in selling prices. The impact of these factors on our future financial position and results of operations may be negative, to an extent that cannot be predicted, and we may not be able to implement sufficient cost-saving strategies to mitigate any future impact.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first quarter of 2007 were $6.9 million, or 2.8 percent of net sales, compared to $5.4 million, or 2.9 percent of net sales, in the same period in 2006. The impact of stock-based compensation on selling, general and administrative expenses in the three months ended March 31, 2007 and 2006 was $0.7 million and $0.5 million, respectively. In addition, there were several accruals in the first quarter of 2007 related to professional fees, principally audit and legal fees, which increased approximately $1.0 million versus the same period a year ago.
Interest Income, Net and Other Income, Net
Net interest income for the first quarter decreased to $0.8 million from $1.5 million a year ago. The decreased net interest income in the 2007 period was due primarily to a decrease in the amount of cash invested during the period offsetting an increase in the average rate of interest earned during the period. The decrease in cash invested was due principally to the cash required to fund $45.8 million in capital expenditures during the last three quarters of 2006.
Other income, net for the first quarter of 2007 includes a $2.4 million gain on sale of an available-for-sale security.
Equity in Earnings of Joint Ventures
Equity in earnings of joint ventures is represented principally by our share of the equity earnings of our 50-percent owned joint venture in Hungary, Suoftec Ltd. Our share of Suoftec’s net income totaled $0.5 million in the first quarter of 2007 compared to $0.8 million in 2006. The principal reasons for the lower profitability in the current period was the timing of selling price adjustments for the change in aluminum cost increases and a significant increase in utility costs during the current period. Including an adjustment for the elimination of intercompany profits in inventory, our adjusted equity earnings of this joint venture was $0.8 million in 2007 compared to $0.5 million in 2006. See Note 9 — 50-Percent Owned Joint Venture of this Quarterly Report on Form 10-Q for additional information regarding the Suoftec joint venture.
Income Tax Benefit
The income tax benefit on income (loss) from continuing operations before income taxes and equity earnings for the three months ended March 31, 2007 was $2.6 million compared to $0.6 million for the same period last year. The current period tax benefit on income (loss) from continuing operations before income taxes and equity earnings included a tax benefit of $0.6 million at the estimated annual effective tax rate of 39.6 percent, compared to a tax provision of $0.3 million at an effective annual tax rate of 36.2 percent last year. Discrete items totaled a tax benefit of $2.0 million for the first three months of 2007 versus a tax benefit of $0.9 million for the same period in 2006. Discrete items for the first three months of 2007 relate to refunds from prior year amended returns of $0.6 million, changes in valuation reserves of $0.3 million and changes in our reserves for uncertain tax positions of $1.0 million, due principally to the expiration of a tax statue of limitation, while the $0.9 million discrete item in the first three months of 2006 relates to a reduction in previously estimated tax reserves, due to the expiration of a tax statute of limitation in that period. Within the next twelve month period ending March 31, 2008, it is reasonably possible that up to $8.4 million of unrecognized tax benefits will be recognized due to the expiration of certain statues of limitation.
We adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, we recognized a charge of approximately $14.8 million to retained earnings, established a long-term reserve for uncertain tax positions of $40.3 million and a long-term deferred tax asset of $25.5 million. In addition, we reclassified $2.5 million from our long-term deferred tax liability and $16.3 million from our current income taxes payable, which resulted in a $7.4 million income tax receivable, to our long-term reserve for uncertain tax positions which is included in “Non current tax liabilities”. The $14.8 million charge to retained earnings resulted primarily from applying the newly prescribed recognition threshold and measurement attributes of FIN 48 to existing transfer pricing tax positions. The establishment of the $25.5 million deferred tax asset and the reclassification of $2.5 million from our long-term deferred tax liability due to the adoption of FIN 48 and the current period change of $0.7 million in long-term deferred taxes resulted in a $11.7 million long-term deferred tax asset, net of the $17.0 million long-term deferred tax liability at the end of 2006.
As of the adoption date, we had gross unrecognized tax benefits of $59.1 million, of which $30.4 million, if recognized, would impact the effective tax rate. Also, as of the adoption date, we had accrued interest expense related to unrecognized tax benefits of $10.4 million. We recognize interest and penalties that are accrued related to unrecognized tax benefits in income tax expense. See Note 8 — Income Taxes for further discussion of FIN 48.

Financial Condition, Liquidity and Capital Resources
Our sources of liquidity include cash and short-term investments, net cash provided by operating activities and other external sources of funds. Working capital and the current ratio were $242.5 million and 2.9:1, respectively, at March 31, 2007 versus $233.5 million and 3.1:1 at December 31, 2006. We have no long-term debt. As of March 31, 2007, our cash and short-term investments totaled $58.6 million compared to $78.1 million at December 31, 2006 and $104.8 million at March 31, 2006. The decrease in cash and short-term investments since March 31, 2006 was due principally to our funding a higher level of capital expenditures, primarily for our new state-of-the-art wheel facility constructed in Chihuahua, Mexico. With the closure of our Johnson City wheel facility, much of that plant’s recently purchased equipment will be transferred to other wheel facilities, thereby reducing future capital requirements. Accordingly, despite the reduced profitability experienced the last few years, for the foreseeable future, we currently expect all working capital requirements, funds required for investing activities, cash dividend payments and repurchases of our common stock to be funded from internally generated funds or existing cash and short-term investments.
Net cash (used in) provided by operating activities decreased $24.9 million to $(5.7) million for the three months ended March 31, 2007, compared to $19.2 million for the same period a year ago, due principally to an unfavorable change in working capital requirements during the current period. Unfavorable changes in accounts receivable of $26.4 million, due principally to the increased sales volume in the current period, income taxes of $16.5 million and other assets of $2.0 million, offset favorable changes in inventories of $7.9 million and accounts payable and other liabilities totaling $0.7 million. The change in non-cash items was favorable by $10.6 million, of which $16.6 million was the result of the adoption of FIN 48 and was partially offset by an unfavorable in change in deferred taxes and other non-cash items totaling approximately $6.0 million.
The principal investing activities during the three months ended March 31, 2007 were funding $14.5 million of capital expenditures and proceeds from the sales of marketable securities of $9.8 million and an available-for-sale investment of $4.9 million. Similar investing activities during the same period a year ago included funding $27.3 million of capital expenditures. Capital expenditures in the current period include approximately $10.9 million for our new wheel manufacturing facility in Chihuahua, Mexico, compared to $20.6 million in the same period a year ago. The balance of the 2007 and 2006 capital expenditures were for ongoing improvements to our existing facilities, none of which were individually significant.
Financing activities during the three months ended March 31, 2007 and March 31, 2006 were for the payment of cash dividends on our common stock totaling $4.3 million in both periods.
Critical Accounting Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to apply significant judgment in making estimates and assumptions that affect amounts reported therein, as well as financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These estimates and assumptions, which are based upon historical experience, industry trends, terms of various past and present agreements and contracts, and information available from other sources that are believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent through other sources. There can be no assurance that actual results reported in the future will not differ from these estimates, or that future changes in these estimates will not adversely impact our results of operations or financial condition. Except for income taxes, there have been no material changes to the critical accounting policies previously disclosed in our 2006 Annual Report on Form 10-K. The methodology applied to management’s estimate for income taxes has changed due to the implementation of a new accounting pronouncement as described below.
New Accounting Standards
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This Interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is to determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized. The second step is to measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements. This Interpretation is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 as of January 1, 2007. See Note 8 — Income Taxes in this Quarterly Report on Form 10-Q for further discussion of the impact of adoption of FIN 48.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not completed our evaluation of SFAS No. 159, but we do not expect the adoption to have a material effect on our operating results or financial position.
In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. We are currently assessing the impact, if any, of EITF 06-10 on our consolidated financial position and results of operations.
Risk Management
We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products.
We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies — the Mexican Peso, the Euro and the Hungarian Forint. The value of the Mexican Peso relative to the U.S. Dollar for the first three months of 2007 was virtually unchanged. The Euro value relative to the U.S. dollar for the first three months of 2007 was virtually unchanged. The value of the Hungarian Forint increased approximately 3 percent to the U.S. Dollar for the first three months of 2007. Foreign currency transaction gains and losses, which are included in other income (expense) in the consolidated condensed statements of operations, have not been material.
When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as a derivative. We currently have several purchase agreements for the delivery of natural gas over the next two years. The contract value and fair value of these purchase commitments approximated $11.4 million and $10.9 million, respectively, at March 31, 2007. Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Risk Management”.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The company’s management, with the participation of the Chief Executive Officer (CEO) and Chief Accounting Officer (CAO), evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 1, 2007. Based on this evaluation, the CEO and CAO concluded that, as of April 1, 2007, the company’s disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the CEO and CAO by others within those entities, and (2) effective in that they provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 1, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Item 3 — Legal Proceedings in Part I in our 2006 Annual Report on Form 10-K and in Note 14 — Commitments and Contingencies of this Quarterly Report on Form 10-Q. There were no material developments during the quarter that require us to amend or restate descriptions of legal proceedings previously reported in our 2006 Annual Report on Form 10-K.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A — Risk Factors in Part I in our 2006 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of our common stock during the first quarter of 2007.
Item 6. Exhibits
a)	Exhibits:
31.1	Certification of Steven J. Borick, President and Chief Executive Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Emil J. Fanelli, Chief Accounting Officer and acting Chief Financial Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Steven J. Borick, President and Chief Executive Officer, and Emil J. Fanelli, Chief Accounting Officer and acting Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)
Date	May 16, 2007	/s/ Steven J. Borick
Steven J. Borick
President and Chief Executive Officer

Date	May 16, 2007	/s/ Emil J. Fanelli
Emil J. Fanelli
Chief Accounting Officer and acting Chief Financial Officer