Form 10-Q
period 2007-07-01
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2007-08-15
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 1, 2007
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
Large Accelerated Filer ☐                     Accelerated Filer ☑                     Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding at August 3, 2007
$0.50 Par Value	26,612,191

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
Superior Industries International, Inc.
Consolidated Condensed Statements of Operations
(Thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
NET SALES	$255,217	$219,880	$500,092	$403,405
Cost of sales	241,639	210,704	484,369	390,006

GROSS PROFIT	13,578	9,176	15,723	13,399

Selling, general and administrative expenses	9,037	7,455	15,952	12,850

INCOME (LOSS) FROM OPERATIONS	4,541	1,721	(229)	549

Interest income, net	1,066	1,332	1,888	2,820
Other income (expense), net	(486)	(799)	1,888	(790)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS	5,121	2,254	3,547	2,579

Income tax provision	(2,817)	(1,155)	(207)	(537)
Equity in earnings of joint ventures	731	1,129	1,549	1,622

INCOME FROM CONTINUING OPERATIONS	3,035	2,228	4,889	3,664

Loss from discontinued operations, net of tax benefits of $119 and $301 for the three and six months ended June 30, 2006	—	(121)	—	(447)

NET INCOME	$3,035	$2,107	$4,889	$3,217

EARNINGS PER SHARE — BASIC:

Income from continuing operations	$0.11	$0.08	$0.18	$0.14
Discontinued operations	—	—	—	(0.02)

Net income	$0.11	$0.08	$0.18	$0.12

EARNINGS PER SHARE — DILUTED:

Income from continuing operations	$0.11	$0.08	$0.18	$0.14
Discontinued operations	—	—	—	(0.02)

Net income	$0.11	$0.08	$0.18	$0.12

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Balance Sheets
(Thousands of dollars, except per share data)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$84,183	$68,385
Short-term investments	—	9,750
Accounts receivable, net	164,507	138,552
Inventories, net	117,551	118,724
Income taxes receivable	8,387	—
Deferred income taxes	6,536	6,416
Other current assets	3,880	4,766

Total current assets	385,044	346,593

Property, plant and equipment	320,058	310,414
Investments	43,974	46,247
Noncurrent deferred tax asset, net	11,894	—
Other assets	8,028	8,759

Total assets	$768,998	$712,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,081	$60,959
Accrued expenses	45,028	41,898
Income taxes payable	—	10,253

Total current liabilities	142,109	113,110

Noncurrent tax liabilities (Note 8)	60,387	—
Executive retirement liabilities	21,993	21,666
Noncurrent deferred tax liabilities, net	—	17,049
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred stock, $25.00 par value Authorized - 1,000,000 shares Issued - none	—	—
Common stock, $0.50 par value Authorized - 100,000,000 shares Issued and outstanding - 26,612,191 shares (26,610,191 shares at December 31, 2006)	13,306	13,305
Additional paid-in capital	37,159	35,094
Accumulated other comprehensive loss	(36,371)	(37,097)
Retained earnings	530,415	548,886

Total shareholders’ equity	544,509	560,188

Total liabilities and shareholders’ equity	$768,998	$712,013

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Statements of Cash Flows
(Thousands of dollars)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
NET CASH PROVIDED BY OPERATING ACTIVITIES	$39,007	$27,296

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment	(29,417)	(47,341)
Proceeds from sale of held-to-maturity securities	9,750	—
Proceeds from sale of available-for-sale securities	4,927	—

NET CASH USED IN INVESTING ACTIVITIES	(14,740)	(47,341)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid	(8,510)	(8,516)
Stock options exercised	41	—

NET CASH USED IN FINANCING ACTIVITIES	(8,469)	(8,516)

Net increase (decrease) in cash and cash equivalents	15,798	(28,561)

Cash and cash equivalents at the beginning of the period	68,385	107,349

Cash and cash equivalents at the end of the period	$84,183	$78,788

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Statement of Shareholders’ Equity
(Thousands of dollars, except per share data)
(Unaudited)

				Accumulated
	Common Stock		Additional	Other
	Number of		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
BALANCE AT DECEMBER 31, 2006	26,610,191	$13,305	$35,094	$(37,097)	$548,886	$560,188

Cumulative effect of adoption of FIN 48 (Note 8)	—	—	—	—	(14,850)	(14,850)

BALANCE AT JANUARY 1, 2007	26,610,191	$13,305	$35,094	$(37,097)	$534,036	$545,338

Comprehensive income:

Net income	—	—	—	—	4,889	4,889

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	—	2,225	—	2,225
Unrealized loss on available-for-sale securities	—	—	—	(1)	—	(1)
Reclassification adjustment for realized gain on sale of available-for-sale securities	—	—	—	(1,498)	—	(1,498)

Total comprehensive income (a)						5,615

Stock-based compensation expense	—	—	2,025	—	—	2,025

Stock options exercised, including related tax benefit	2,000	1	40	—	—	41

Cash dividend declared ($0.32 per share)	—	—	—	—	(8,510)	(8,510)

BALANCE AT JUNE 30, 2007	26,612,191	$13,306	$37,159	$(36,371)	$530,415	$544,509

(a)	Comprehensive loss, net of tax was $(5,255,000) for the six months ended June 30, 2006, which included: net income of $3,217,000, foreign currency translation adjustments loss of $(8,407,000), forward foreign currency contract gain of $56,000, an unrealized loss on pension obligation of $(594,000) and an unrealized gain on available-for-sale securities of $473,0000.
See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
June 30, 2007
(Unaudited)
Note 1 – Nature of Operations
Headquartered in Van Nuys, California, the principal business of Superior Industries International, Inc. (referred to herein as the “company”, “Superior” or in the first person notation “we,” “us” and “our”) is the design and manufacture of aluminum road wheels for sale to Original Equipment Manufacturers (OEM). We are one of the largest suppliers of cast and forged aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary.
Ford Motor Company (Ford), General Motors Corporation (GM) and DaimlerChrysler AG (DaimlerChrysler) together represented approximately 84 percent of our total sales during the six months of 2007 and 86 percent of annual sales in 2006. The loss of all or a substantial portion of our sales to Ford, GM or DaimlerChrysler would have a significant adverse impact on our financial results, unless the lost volume could be replaced. This risk is partially mitigated over the short-term due to the long-term relationships we have with our customers, including multi-year purchase orders related to approximately 238 different wheel programs. However as previously reported, intense global competitive pricing pressure continues to make it difficult to maintain these contractual arrangements and there are no guarantees that similar arrangements could be negotiated in the future. We still expect this trend to continue into the foreseeable future. Including our 50 percent owned joint venture in Europe, we also manufacture aluminum wheels for Audi, BMW, Isuzu, Jaguar, Land Rover, Mazda, MG Rover, Mitsubishi, Nissan, Subaru, Suzuki, Toyota and Volkswagen.
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
As described in our 2006 Annual Report on Form 10-K, we revised our accounting policy definition of cash and cash equivalents in the fourth quarter 2006 to include short-term highly liquid investments as cash equivalents, as they represent investments that have been purchased with maturity dates of 90 days or less and generally with maturities of approximately 10 days. We believe this change in accounting principle to be a preferable method of accounting for these short-term investments as it reflects our intended purpose for these investments. We have, in accordance with SFAS No. 154, “Accounting Changes and Error Corrections”, retrospectively applied this new accounting principle to our previously reported consolidated condensed balance sheets by restating cash and cash equivalents to include short-term investments of $26.4 million at the end of the second quarter 2006. Additionally, the statements of cash flows have been restated to reflect these balances as cash and cash equivalents, and to eliminate from investing activities their respective proceeds from sales and purchases during those periods.
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
Rather than utilizing a calendar quarter for our fiscal quarters, we utilize a 4-4-5 convention, with each 13- or 14-week quarter generally ending on the last Sunday of March, June, September and December. Accordingly, our fiscal years comprise the 52- or 53-week period ending on the last Sunday in December. For convenience of presentation in these consolidated condensed financial statements, the number of weeks in and period end dates for all fiscal periods in 2007 and 2006 are as follows:

		Actual	Presented
	Number of	Period	Period
Fiscal Period	Weeks	End Date	End Date
Fiscal year 2006
First quarter	13	03/26/2006	03/31/2006
Second quarter	13	06/25/2006	06/30/2006
Third quarter	13	09/24/2006	09/30/2006
Fourth quarter	14	12/31/2006	12/31/2006

	53

Fiscal year 2007
First quarter	13	04/01/2007	03/31/2007
Second quarter	13	07/01/2007	06/30/2007
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the consolidated condensed statements of operations for the three and six months ended June 30, 2007 and 2006, (ii) the consolidated condensed balance sheets at June 30, 2007 and December 31, 2006, (iii) the consolidated condensed statements of cash flows for the six months ended June 30, 2007 and 2006, and (iv) the consolidated condensed statement of shareholders’ equity for the six months ended June 30, 2007. The consolidated condensed balance sheet data as of December 31, 2006 were derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Note 3 – Stock-Based Compensation
We have only one stock option plan that authorizes us to issue incentive and non-qualified stock options to our directors, officers and key employees totaling up to 3.0 million shares of common stock. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options. At June 30, 2007, there were 0.9 million shares available for future grants under this plan. Options are generally granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant. Options granted to employees generally vest ratably over a four-year period, while options granted to non-employee directors generally vest one year from the date of grant.
During 2007 and 2006, we granted options for a total of 120,000 shares in each period, while options for 2,000 shares were exercised during the 2007 period. The weighted average fair value at the grant date for options issued during the first six months of 2007 and 2006 was $6.07 and $6.60 per option, respectively. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for 2007 and 2006, respectively: (a) dividend yield on our common stock of 3.32 percent and 3.29 percent; (b) expected stock price volatility of 30.8 percent and 31.4 percent; (c) a risk-free interest rate of 4.7 percent in both periods; and (d) an expected option term of 7.3 and 7.4 years.
For the three and six months ended June 30, 2007 and 2006, stock-based compensation expense related to stock option plans under Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), was allocated as follows:

(Thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of sales	$241	$150	$432	$286
Selling, general and administrative	860	521	1,593	1,034

Stock-based compensation expense before income taxes	1,101	671	2,025	1,320
Income tax benefit	(393)	(169)	(726)	(310)

Stock-based compensation expense after income taxes	$708	$502	$1,299	$1,010

As of June 30, 2007, the balance of $5.3 million of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.7 years.
There were no significant capitalized stock-based compensation costs at June 30, 2007 and December 31, 2006.
We received cash totaling $41,000 from stock options exercised in the first six months of 2007 and no stock options were exercised in the first six months of 2006.
Note 4 — New Accounting Standards
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This Interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is to determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized. The second step is to measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements. This Interpretation is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 as of January 1, 2007. See Note 8 – Income Taxes in this Quarterly Report on Form 10-Q for further discussion of the impact of adoption of FIN 48.
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

Note 5 – Business Segments
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” directs companies to use the “management approach” for segment reporting. This approach reflects management’s aggregation of business segments and is consistent with how the company and its key decision-makers assess operating performance, make operating decisions, and allocate resources. This approach also considers the existence of managers responsible for each business segment and how information is presented to the company’s Board of Directors. We have only one reportable operating segment – automotive wheels. Our former components business segment is classified as discontinued operations in our consolidated condensed statements of operations.
Net sales and net property, plant and equipment by geographic area are summarized below:
(Thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales:
U.S.	$149,656	$171,691	$297,920	$316,023
Mexico	105,561	48,189	202,172	87,382

Consolidated net sales	$255,217	$219,880	$500,092	$403,405

	June 30,	December 31,
	2007	2006
Property, plant and equipment, net:
U.S.	$129,640	$141,653
Mexico	190,418	168,761

Consolidated property, plant and equipment, net	$320,058	$310,414

Note 6 — Revenue Recognition
Sales of products and any related costs are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Wheel program development revenues, representing internal development expenses and initial tooling that are reimbursable by our customers, are recognized as such related costs and expenses are incurred and recoverability is probable, generally upon receipt of a customer purchase order. Wheel program development revenues totaled $2.6 million and $5.6 million for the three months ended June 30, 2007 and 2006, respectively and $6.2 million and $10.9 million for the six months ended June 30, 2007 and 2006, respectively.
Note 7 – Earnings Per Share
In accordance with the provisions of SFAS No. 128, “Earnings Per Share,” basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of outstanding stock options, calculated using the treasury stock method. Of the 3.1 million stock options outstanding at June 30, 2007, 2.0 million shares had an exercise price greater than the weighted average market price of the stock for the period and were excluded in the calculation of diluted earnings per share for that period. All of the 2.4 million stock options outstanding at June 30, 2006 had an exercise price greater than the weighted average market price of the stock for the period and were excluded from the calculation of diluted earnings per share for that period. Summarized below are the calculations of basic and diluted earnings per share for the respective periods:

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic Earnings per Share:
Reported net income	$3,035	$2,107	$4,889	$3,217

Weighted average shares outstanding — Basic	26,611	26,610	26,611	26,610

Basic earnings per share	$0.11	$0.08	$0.18	$0.12

Diluted Earnings per Share:
Reported net income	$3,035	$2,107	$4,889	$3,217

Weighted average shares outstanding	26,611	26,610	26,611	26,610
Weighted average dilutive stock options	56	—	27	—

Weighted average shares outstanding — Diluted	26,667	26,610	26,638	26,610

Diluted earnings per share	$0.11	$0.08	$0.18	$0.12

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
The income tax provision on income from continuing operations before income taxes and equity earnings for the three months ended June 30, 2007 was $2.8 million compared to $1.2 million for the same period last year. The income tax provision on income from continuing operations before income taxes and equity earnings for the six months ended June 30, 2007 was $0.2 million compared to $0.5 million for the same period last year. The effective tax rate for the three months ended June 30, 2007 is 55.0 percent and 51.2 percent for the same period last year. The effective tax rate is higher than the U.S. federal statutory rate of 35.0 percent primarily due to a discrete event of $0.7 million increase for the accrual of FIN 48 liabilities and interest. The effective tax rate for the first six months of 2007 is 5.8 percent and 20.8 percent for the same period last year. The effective tax rate includes the net benefit of $1.3 million from discrete events, including the release of FIN 48 liabilities, partially offset by accruals relating to tax return filings and valuation allowances.
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
Our subsidiary, Superior Industries International – Michigan LLC was under audit by the Internal Revenue Service (IRS) for the 2004 tax year. The IRS has increased the scope of the audit to include Superior Industries International, Inc. and Subsidiaries for the 2004 and 2005 tax years. It is currently not determinable when the examination phase will conclude, and it is not reasonably possible to quantify at this time any estimated range of reductions in the unrecognized tax benefits. The state of Michigan has concluded its audit of Superior Industries International – Michigan LLC for the tax years 2002 through 2005. There were no material adjustments as a result of this audit.
We adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, we recognized a charge of approximately $14.8 million to retained earnings, established a long-term reserve for uncertain tax positions of $40.3 million and a long-term deferred tax asset of $25.5 million. In addition, we reclassified $2.5 million from our long-term deferred tax liability and $16.3 million from our current income taxes payable, which resulted in a $7.4 million income tax receivable, to our long-term reserve for uncertain tax positions which is included in “Non current tax liabilities”. The $14.8 million charge to retained earnings resulted primarily from applying the newly prescribed recognition threshold and measurement attributes of FIN 48 to existing transfer pricing tax positions. We are reviewing certain components of the adoption amount and immaterial adjustments are possible during the third quarter of 2007. The establishment of the $25.5 million deferred tax asset and the reclassification of $2.5 million from our long-term deferred tax liability due to the adoption of FIN 48 and the current period change of $0.7 million in long-term deferred taxes resulted in a $11.7 million long-term deferred tax asset, net of the $17.0 million long-term deferred tax liability at the end of 2006. We have also accrued $1.0 million of additional interest for the six months ended June 30, 2007. Within the next twelve-month period ending June 30, 2008, it is reasonably possible that up to $8.4 million of unrecognized tax benefits will be recognized due to the expiration of certain statues of limitation.
As of the adoption date, we had gross unrecognized tax benefits of $59.1 million, of which $30.4 million, if recognized, would impact the effective tax rate. Also, as of the adoption date, we had accrued interest expense related to unrecognized tax benefits of $10.4 million. We recognize interest and penalties that are accrued related to unrecognized tax benefits in income tax expense.
Note 9 – Equity Earnings and Other Income (Expense), Net
Included below are summary statements of operations for Suoftec Light Metal Products, Ltd. (Suoftec), our 50-percent owned joint venture in Hungary, which manufactures cast and forged aluminum wheels principally for the European automobile industry. Being 50-percent owned and non-controlled, Suoftec is not consolidated, but accounted for using the equity method. The elimination of intercompany profits in inventory adjusted our share of the joint venture’s net income for the second quarter of 2007 and 2006 to $0.6 million and $1.1 million, respectively, and for the six months of 2007 and 2006 to $1.4 million and $1.6 million, respectively.
(Thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$34,625	$34,402	$71,157	$63,583
Gross profit	$3,540	$3,339	$5,027	$5,879
Net income	$2,360	$2,078	$3,321	$3,663
Superior’s share of net income	$1,180	$1,039	$1,660	$1,832
In the first quarter of 2007, we sold an available-for-sale corporate equity security realizing a $2.4 million gain that was included in other income (expense), net.
Note 10 – Accounts Receivable
(Thousands of dollars)

	June 30,	December 31,
	2007	2006
Trade receivables	$157,276	$121,707
Wheel program development receivables	5,850	8,199
Dividend receivable from joint venture	—	5,266
Value-added tax receivables	384	1,414
Other receivables	3,797	4,755

	167,307	141,341

Allowance for doubtful accounts	(2,800)	(2,789)

Accounts receivable, net	$164,507	$138,552

Note 11 – Inventories
(Thousands of dollars)

	June 30,	December 31,
	2007	2006
Raw materials	$15,054	$16,279
Work in process	36,018	35,810
Finished goods	66,479	66,635

Inventories, net	$117,551	$118,724

Note 12 – Property, Plant and Equipment
(Thousands of dollars)

	June 30,	December 31,
	2007	2006
Land and buildings	$95,938	$95,712
Machinery and equipment	528,995	498,243
Leasehold improvements and others	14,141	13,829
Construction in progress	43,629	55,455

	682,703	663,239
Accumulated depreciation	(362,645)	(352,825)

Property, plant and equipment, net	$320,058	$310,414

Depreciation expense was $10.5 million and $9.6 million for the three months ended June 30, 2007 and 2006, respectively, and $20.6 million and $19.8 million for the six months ended June 30, 2007 and 2006, respectively. The 2006 three-month and six-months depreciation expense of $9.6 million and $19.8 million excludes depreciation expense related to discontinued operations of $0.2 million and $0.5 million, respectively.
Note 13 – Retirement Plans
We have an unfunded supplemental executive retirement plan covering our directors, officers, and other key members of management. We typically purchase life insurance policies on each of the participants to provide for future liabilities. Subject to certain vesting requirements, the plan provides for a benefit based on the final average compensation, which becomes payable on the employee’s death, disability or upon attaining age 65, if retired from the company. For the six months ended June 30, 2007, payments to retirees of approximately $374,000 have been made in accordance with this plan. We presently anticipate payments to retirees totaling $785,000 for 2007.
(Thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$137	$261	$273	$458
Interest cost	280	294	561	516
Net amortization	48	95	95	167

Net periodic pension cost	$465	$650	$929	$1,141

Note 14 – Commitments and Contingencies
On May 2, 2007, we settled our dispute with the City of Los Angeles regarding a retroactive rental rate adjustment on the ground lease for our Van Nuys, California property. There was no impact on our results of operations in 2007, as the settlement amount $1.0 million had been provided for in a prior period.
In late 2006, two purported shareholder derivative lawsuits were filed based on allegations concerning some of the company’s past stock option grants and practices. In these lawsuits, the company is named only as a nominal defendant from whom the plaintiffs seek no monetary recovery. In addition to naming the company as a nominal defendant, the plaintiffs named various present and former employees, officers and directors of the company as individual defendants from whom they seek monetary relief, purportedly for the benefit of the company.
These cases are based on general allegations that the grant dates for a number of the options granted to certain company directors, officers and employees occurred prior to upward movements in the stock price, and that the stock option grants were not properly accounted for in the company’s financial reports and not properly disclosed in the company’s SEC filings. The two lawsuits were subsequently consolidated on March 13, 2007 and a consolidated complaint was filed on March 23, 2007, which generally tracks the allegations and legal claims alleged in the original complaints. The company and the individual defendants filed motions to dismiss on May 14, 2007. In addition, on August 9, 2007, the U.S. District Court in the matter of In Re Superior Industries International, Inc. Derivative Litigation granted Superior’s motion to dismiss the consolidated complaint. The court also granted the plaintiffs twenty days in which to file an amended complaint. As this litigation is at such a preliminary stage, it would be premature to anticipate the probable outcome of these cases and whether such an outcome would be materially adverse to the company.
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
We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, we believe all such matters are adequately provided for, covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position. For additional information concerning contingencies, risks and uncertainties, see Note 15 – Risk Management.
Note 15 – Risk Management
We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products.
We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies – the Mexican Peso, the Euro and the Hungarian Forint. The value of the Mexican Peso relative to the U.S. Dollar for the first six months of 2007 was virtually unchanged. The value of the Euro relative to the U.S. dollar increased approximately 2 percent for the first six months of 2007. The value of the Hungarian Forint increased approximately 4 percent to the U.S. Dollar for the first six months of 2007. Foreign currency transaction gains and losses, which are included in other income (expense) in the consolidated condensed statements of operations, have not been material.
When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as derivatives. We currently have several purchase agreements for the delivery of natural gas over the next one and a half years. The contract value and fair value of these purchase commitments approximated $8.2 million and $7.1 million, respectively, at June 30, 2007. Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We may from time to time make written or oral statements that are “forward-looking”, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements contained in this report and other filings with the Securities and Exchange Commission and reports and other public statements to our shareholders. These statements may, for example, express expectations or projections about future actions or results that we may anticipate but, due to developments beyond our control, do not materialize. Actual results could differ materially because of issues and uncertainties such as those listed herein, which, among others, should be considered in evaluating our financial outlook. The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in the automotive industry, increased global competitive pressures, our dependence on major customers and third party suppliers and manufacturers, our exposure to foreign currency fluctuations, and other factors or conditions described in Item 1A – Risk
Factors in Part II of this Quarterly Report on Form 10-Q and in Item 1A – Risk Factors in Part I of our 2006 Annual Report on Form 10-K. We assume no obligation to update publicly any forward-looking statements.
Executive Overview
Overall North American production of passenger cars and light trucks in the second quarter was reported by industry publications as being down approximately 1.9 percent versus the same period a year ago, compared to a 3.7 percent increase for our unit shipments in the current period. Net sales in the second quarter of 2007 increased 16.1 percent over the same period in 2006, due to the 3.7 percent increase in unit shipments and a 13.7 percent increase in the average selling price. The increased selling price was due principally to the shift in sales mix to larger diameter wheels and an increase of approximately 4.3 percent in the pass-through price of aluminum to our customers.
Gross profit in the second quarter of 2007 increased 48.0 percent to 5.3 percent of net sales from 4.2 percent a year ago, due principally to the 3.7 percent increase in sales volume and increased productivity in several of our plant locations, including our new wheel facility in Mexico. These margin improvements were partially offset by the additional expenses incurred to shutdown our wheel manufacturing facility in Johnson City, Tennessee, that was announced in September of 2006.
Results of Operations
(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
Selected data	2007	2006	2007	2006
Net sales	$255,217	$219,880	$500,092	$403,405
Gross profit	$13,578	$9,176	$15,723	$13,399
Percentage of net sales	5.3%	4.2%	3.1%	3.3%
Income (loss) from operations	$4,541	$1,721	$(229)	$549
Percentage of net sales	1.8%	0.8%	0.0%	0.1%
Income from continuing operations	$3,035	$2,228	$4,889	$3,664
Percentage of net sales	1.2%	1.0%	1.0%	0.9%
Diluted earnings per share — continuing operations	$0.11	$0.08	$0.18	$0.14
Sales
Consolidated revenues in the second quarter of 2007 increased $35.3 million, or 16.1 percent, to $255.2 million from $219.9 million in the same period a year ago. Excluding wheel program development revenues, which totaled $2.6 million in the second quarter of 2007 and $5.6 million in the second quarter of 2006, wheel sales increased $38.3 million, or 17.9 percent, to $252.6 million from $214.3 million in the second quarter a year ago, as our wheel shipments increased by 3.7 percent. The average selling price of our wheels increased 13.7 percent in the current quarter due to a shift in sales mix to larger, higher-priced wheels in the current quarter and the pass-through price of aluminum increased the average selling price by approximately 4.3 percent.

Consolidated revenues in the first six months of 2007 increased $96.7 million, or 24.0 percent, to $500.1 million from $403.4 million in the same period a year ago. Excluding wheel program development revenues, which totaled $6.2 million in 2007 and $10.9 million in the first six months of 2006, wheel sales increased $101.4 million, or 25.8 percent, to $493.9 million from $392.5 million in the same period a year ago, as our wheel shipments increased by 9.5 percent. The average selling price of our wheels increased 14.9 percent in the current period, with the pass-through price of aluminum increasing the average selling price by approximately 6.7 percent with the remaining increase due principally to a shift in sales mix to larger, higher-priced wheels in the period.
According to WARD’s AutoInfoBank, an industry data publication, overall North American production of light trucks and passenger cars during the second quarter of 2007 decreased approximately 1.9 percent, compared to our 3.7 percent increase in aluminum wheel shipments. In mid-to-late 2006, we were awarded new and replacement business and, as a result, recorded unusually high shipments in the first half of 2007 as compared to the same period a year ago. This business reflected product for both new vehicle launches as well as some current production takeover business. The sustainability of this volume level going forward will be a function of how well our customer’s vehicles are received by the consumer in the automotive marketplace and cannot be predicted at this time. The principal unit shipment increases in the current period compared to a year ago were for GM’s GMT 800/900 platform and Acadia, Ford’s Fusion and Explorer vehicles, and DaimlerChrysler’s Sebring.
The principal unit shipment decreases in the current period compared to a year ago were for GM’s Hummer and CTS, Ford’s Freestyle and F Series and DaimlerChrysler’s Dodge Durango and Jeep Grand Cherokee. Shipments to GM increased to 38.5 percent of total OEM unit shipments from 36.0 percent in 2006 and shipments to DaimlerChrysler increased to 15.2 percent from 14.2 percent a year ago, while shipments to Ford decreased to 29.1 percent from 37.7 percent a year ago. Shipments to international customers increased to 17.2 percent from 12.2 percent a year ago, due principally to increased shipments for Nissan’s Sentra, Subaru’s Outback and Toyota’s Tundra and Sienna platforms.
Gross Profit
Consolidated gross profit increased $4.4 million for the second quarter to $13.6 million, or 5.3 percent of net sales, compared to $9.2 million, or 4.2 percent of net sales, for the same period a year ago. Consolidated gross profit increased $2.3 million for the first six months of 2007 to $15.7 million, or 3.1 percent of net sales, compared to $13.4 million, or 3.3 percent of net sales, for the same period a year ago. The additional gross profit on the increased sales volume, the continued ramp-up of production of our new wheel plant in Mexico and the progress made towards resolving certain production inefficiencies in several of our facilities offset the negative gross margin impact of the winding down of our activities in our Johnson City wheel facility.
We are continuing to implement action plans to improve operational performance and mitigate the impact of the severe pricing environment in which we now operate. We must emphasize, however, that while we continue to reduce costs through process automation and identification of industry best practices, the pace of customer price reductions may continue at a rate faster than our progress on achieving cost reductions for an indefinite period of time. This is due to the slow and methodical nature of developing and implementing these cost reduction programs. In addition, fixed-price natural gas contracts that expire in the next one and a half years may expose us to higher costs that cannot be immediately recouped in selling prices. The impact of these factors on our future financial position and results of operations may be negative, to an extent that cannot be predicted, and we may not be able to implement sufficient cost-saving strategies to mitigate any future impact.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the second quarter of 2007 were $9.0 million, or 3.5 percent of net sales, compared to $7.5 million, or 3.4 percent of net sales, in the same period in 2006. The impact of stock-based compensation on selling, general and administrative expenses in the three months ended June 30, 2007 and 2006 was $0.9 million and $0.5 million, respectively. In addition, there were several accruals in the second quarter of 2007 related to professional fees, principally legal fees, and bonus accruals, which are based on a percentage of income, which increased approximately $0.8 million versus the same period a year ago. For the six-month periods, selling, general and administrative expenses were $16.0 million, or 3.2 percent of net sales, for 2007 compared to $12.9 million, or 3.2 percent of net sales, for the same period in 2006. The impact of stock-based compensation on selling, general and administrative expenses in the six months ended June 30, 2007 and 2006 was $1.6 million and $1.0 million, respectively. In addition, there were several accruals in the first six months of 2007 related to professional fees, principally audit and legal fees, and bonus accruals which increased approximately $1.9 million versus the same period a year ago.
Interest Income, Net and Other Income (Expense), Net
Net interest income for the second quarter decreased to $1.1 million from $1.3 million a year ago and was $1.9 million for the six-month period in 2007, compared to $2.8 million for the same period in 2006. The decreased net interest income in the 2007 periods was due primarily to a decrease in the amount of cash invested during the period offsetting an increase in the average rate of interest earned during the period. The decrease in cash invested was due principally to the cash required to fund $45.8 million in capital expenditures during the last three quarters of 2006.
Other income (expense), net for the first six months of 2007 includes a $2.4 million gain on sale of an available-for-sale security.
Equity in Earnings of Joint Ventures
Equity in earnings of joint ventures is represented principally by our share of the equity earnings of our 50-percent owned joint venture in Hungary, Suoftec Ltd. Our share of Suoftec’s net income totaled $1.2 million in the second quarter of 2007 compared to $1.0 million in 2006. Including an adjustment for the elimination of intercompany profits in inventory, our adjusted equity earnings of this joint venture was $0.6 million in the second quarter of 2007 compared to $1.1 million in 2006. For the six-month period, our share of the joint venture’s net income, net of an adjustment for intercompany profit elimination, was $1.4 million for 2007 and $1.6 million for 2006. The principal reasons for the lower profitability in the current period was the timing of selling price adjustments for the change in aluminum cost increases and a significant increase in utility costs during the current period. See Note 9 – Equity Earnings and Other Income, Net of this Quarterly Report on Form 10-Q for additional information regarding the Suoftec joint venture.
Income Tax Benefit
The income tax provision on income from continuing operations before income taxes and equity earnings for the three months ended June 30, 2007 was $2.8 million compared to $1.2 million for the same period last year. The income tax provision on income from continuing operations before income taxes and equity earnings for the six months ended June 30, 2007 was $0.2 million compared to $0.5 million for the same period last year. The effective tax rate for the three months ended June 30, 2007 is 55.0 percent and 51.2 percent for the same period last year. The effective tax rate is higher than the U.S. federal statutory rate of 35.0 percent primarily due to a discrete event of $0.7 million increase for the accrual of FIN 48 liabilities and interest. The effective tax rate for the first six months of 2007 is 5.8 percent and 20.8 percent for the same period last year. The effective tax rate includes the net benefit of $1.3 million from discrete events, including the release of FIN 48 liabilities, partially offset by accruals relating to tax return filings and valuation allowances.
We adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, we recognized a charge of approximately $14.8 million to retained earnings, established a long-term reserve for uncertain tax positions of $40.3 million and a long-term deferred tax asset of $25.5 million. In addition, we reclassified $2.5 million from our long-term deferred tax liability and $16.3 million from our current income taxes payable, which resulted in a $7.4 million income tax receivable, to our long-term reserve for uncertain tax positions which is included in “Non current tax liabilities”. The $14.8 million charge to retained earnings resulted primarily from applying the newly prescribed recognition threshold and measurement attributes of FIN 48 to existing transfer pricing tax positions. We are reviewing certain components of the adoption amount and immaterial adjustments are possible during the third quarter of 2007. The establishment of the $25.5 million deferred tax asset and the reclassification of $2.5 million from our long-term deferred tax liability due to the adoption of FIN 48 and the current period change of $0.7 million in long-term deferred taxes resulted in a $11.7 million long-term deferred tax asset, net of the $17.0 million long-term deferred tax liability at the end of 2006.
As of the adoption date, we had gross unrecognized tax benefits of $59.1 million, of which $30.4 million, if recognized, would impact the effective tax rate. Also, as of the adoption date, we had accrued interest expense related to unrecognized tax benefits of $10.4 million. We recognize interest and penalties that are accrued related to unrecognized tax benefits in income tax expense. In the current period, we have accrued an additional $2.2 million increase in our uncertain tax positions. We have also accrued $1.0 million of additional interest for the six months ended June 30, 2007. See Note 8 – Income Taxes for further discussion of FIN 48.
Financial Condition, Liquidity and Capital Resources
Our sources of liquidity include cash and short-term investments, net cash provided by operating activities and other external sources of funds. Working capital and the current ratio were $242.9 million and 2.7:1, respectively, at June 30, 2007 versus $233.5 million and 3.1:1 at December 31, 2006. We have no long-term debt. As of June 30, 2007, our cash and short-term investments totaled $84.2 million compared to $78.1 million at December 31, 2006 and $88.5 million at June 30, 2006. The decrease in cash and short-term investments since June 30, 2006 was due principally to our funding a higher level of capital expenditures, primarily for our new state-of-the-art wheel facility constructed in Chihuahua, Mexico. With the closure of our Johnson City wheel facility, much of that plant’s recently purchased equipment will be transferred to other wheel facilities, thereby reducing future capital requirements. Accordingly, despite the reduced profitability experienced the last few years, for the foreseeable future, we currently expect all working capital requirements, funds required for investing activities, cash dividend payments and repurchases of our common stock to be funded from internally generated funds or existing cash and short-term investments.
Net cash provided by operating activities increased $11.7 million to $39.0 million for the six months ended June 30, 2007, compared to $27.3 million for the same period a year ago, due principally to a favorable change of $11.9 million in operating assets and liabilities. The principal changes in operating assets and liabilities were the changes in the liabilities for uncertain tax positions which resulted in a favorable $20.1 million impact on cash provided by operating activities, and changes in accounts payable and inventories of $14.3 million and $3.2 million, respectively, were offset by unfavorable changes in accounts receivable of $9.8 million and income taxes payable of $8.6 million. The favorable change in the accounts payable component of operating assets and liabilities was due principally to extending vendor payments during the current period. The unfavorable change in accounts receivable was due to the higher sales activity in the current period. The principal unfavorable change in non-cash items were deferred taxes and other non-cash items totaling $14.1 million which were partially offset by the $5.2 million favorable change in equity earnings from joint ventures, net of dividends received. The unfavorable change in deferred taxes was due to changes in contingent tax reserves. The favorable change in equity earnings in joint ventures, net of dividends received was due to the receipt of dividend payment in the current period from our Hungarian joint venture.
The principal investing activities during the six months ended June 30, 2007 were funding $29.4 million of capital expenditures and proceeds from the sale of a marketable security of $9.8 million and an available-for-sale investment of $4.9 million. Similar investing activities during the same period a year ago included funding $47.3 million of capital expenditures. Capital expenditures in the current period include approximately $20.1 million for our new wheel manufacturing facility in Chihuahua, Mexico, compared to $35.3 million in the same period a year ago. The remainder of the 2007 and 2006 capital expenditures were for ongoing improvements to our existing facilities, none of which were individually significant.
Financing activities during the six months ended June 30, 2007 and June 30, 2006 consisted primarily of the payment of cash dividends on our common stock totaling $8.5 million in both periods.
On August 1, 2007, we commenced a Tender Offer to amend certain stock options that were granted under our 1993 Stock Option Plan and our 2003 Equity Incentive Plan: (i) that had original exercise prices per share that were less than the fair market value per share of our common stock underlying the option on the date all corporate actions were completed necessary to effectuate the option grant (Correct Grant Date), (ii) that were unvested, either in whole or in part, as of December 31, 2004, (iii) that are outstanding as of the expiration date of the Offer, and (iv) that are held by individuals who are subject to taxation in the United States and who remain employees of the company or a subsidiary as of the expiration date of the Offer. Under the terms of the Tender Offer, eligible option holders may elect to (i) receive amended Eligible Options whose exercise price per share is increased to the fair market value of a share of our common stock on the option’s Correct Grant Date, and (ii) for each amended option, receive a cash payment equal to 110 percent of the difference between the Black-Scholes value of each amended option and the Black-Scholes value of each eligible option, multiplied by the number of unexercised shares of our common stock subject to the eligible option that was amended in the Tender Offer. Cash payments will be paid on or promptly following January 24, 2008, and all such payments will be subject to any applicable tax withholding. Cash payments, totaling $80,000, will not be subject to any further vesting conditions and will be made without regard to whether an eligible option is vested and whether an eligible participant is an employee at such time. We believe the Tender Offer will not have a material adverse impact on our financial condition, results of operations, or cash flows.
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

New Accounting Standards
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This Interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is to determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized. The second step is to measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements. This Interpretation is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 as of January 1, 2007. See Note 8 – Income Taxes in this Quarterly Report on Form 10-Q for further discussion of the impact of adoption of FIN 48.
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
We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies – the Mexican Peso, the Euro and the Hungarian Forint. The value of the Mexican Peso relative to the U.S. Dollar for the first six months of 2007 was virtually unchanged. The value of the Euro relative to the U.S. dollar increased approximately 2 percent for the first six months of 2007. The value of the Hungarian Forint increased approximately 4 percent to the U.S. Dollar for the first six months of 2007. Foreign currency transaction gains and losses, which are included in other income (expense) in the consolidated condensed statements of operations, have not been material.
When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as derivatives. We currently have several purchase agreements for the delivery of natural gas over the next one and a half years. The contract value and fair value of these purchase commitments approximated $8.2 million and $7.1 million, respectively, at June 30, 2007. Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management”.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The company’s management, with the participation of the Chief Executive Officer (CEO) and acting Chief Financial Officer (CFO), evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 1, 2007. Based on this evaluation, the CEO and CFO concluded that, as of July 1, 2007, the company’s disclosure controls and procedures were not effective based on the material weakness described below.
Notwithstanding the material weakness that existed at July 1, 2007 as described below, management believes that the consolidated condensed financial statements, and other financial information included in this report, fairly present in all material respects in accordance with accounting principles generally accepted in the United States of America our financial condition, results of operations and cash flows as of, and for, the periods presented in this report.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changing conditions, or that the degree of compliance with policies or procedure may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness in the company’s internal control over financial reporting as of July 1, 2007:
1)	We did not maintain effective controls over the work performed by our outside tax advisors in the preparation of the current period income tax provision, primarily related to FIN48 issues. This control deficiency resulted in various proposed review adjustments to the current period income tax provision, the net result of which required no change to the consolidated condensed financial statements. However, due to the magnitude and the number of required adjustments, management has determined that this control deficiency constitutes a material weakness.
Remediation Steps to Address the Material Weakness
Summarized below are some of the remediation measures we will undertake in an effort to mitigate the possible risks of this material weakness in connection with the preparation of the consolidated condensed financial statements included in our Quarterly Reports on Form 10-Q. We will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate:
1)	We will ensure that adequate control oversight occurs in the review process of the services provided by outside tax advisors. Specifically, we will require increase documentation and subsequent review by our highest level of internal tax and financial expertise. Any significant financial reporting positions proposed by our outside tax advisors will require full review and approval by our Vice President and General Counsel and our acting CFO. We will also increase the number of coordinated meetings between our outside tax advisors and internal resources to ensure all appropriate tax positions are identified and agreed upon earlier in the closing process.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended July 1, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Information regarding reportable legal proceedings is contained in Item 3 — Legal Proceedings in Part I of our 2006 Annual Report on Form 10-K and in Note 14 – Commitments and Contingencies of this Quarterly Report on Form 10-Q. On May 2, 2007, we settled our dispute with the City of Los Angeles regarding a retroactive rental rate adjustment on the ground lease for our Van Nuys, California. In addition, on August 9, 2007, the U.S. District Court in the matter of In Re Superior Industries International, Inc. Derivative Litigation granted Superior’s motion to dismiss the consolidated complaint. The court also granted the plaintiffs twenty days in which to file an amended complaint. Other than the above, there were no material developments during the current quarter that require us to amend or update descriptions of legal proceedings previously reported in our 2006 Annual Report on Form 10-K.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A – Risk Factors in Part I of our 2006 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of our common stock during the second quarter of 2007.

Item 4.	Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Shareholders was held on May 24, 2007, for the purpose of electing three Directors and to vote on a shareholder proposal to amend the company’s corporate governance documents to provide that director nominees be elected by affirmative vote of the majority of votes cast at our annual meeting of shareholders. Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act and there was no solicitation in opposition to management’s solicitation. There were 26,610,191 shares of our common stock issued, outstanding and entitled to vote as of the record date, March 26, 2007. There were present at the meeting, in person or by proxy, the holders of 21,732,539 shares, representing 81.7 percent of the total shares outstanding and entitled to vote at the meeting. Accordingly, 18.3 percent, or 4,877,652 shares were not present at the meeting, in person or by proxy.
All of management’s nominees for Director as listed in the proxy statement were elected for a three-year term with the following vote:

	Shares	Shares
Nominee	Voted for	Withheld
Sheldon I. Ausman	17,113,683	4,618,856
V. Bond Evans	17,114,123	4,618,416
Michael J. Joyce	17,126,513	4,606,026
The following incumbent Directors will have their terms of office expire as of the date of the Annual Meeting of Shareholders in the years indicated below:

Incumbent Director	Year
Louis L. Borick	2008
Steven J. Borick	2008
Francisco S. Uranga	2008
Phillip W. Colburn	2009
Margaret S. Dano	2009
The results of the shareholder proposal as listed in the proxy statement were:

	Shares	Shares	Shares	Broker
	For	Against	Abstain	Non-Vote
Shareholder proposal	6,342,011	9,201,441	1,152,649	5,036,438

Item 6.	Exhibits
a) Exhibits:

31.1	Certification of Steven J. Borick, President and Chief Executive Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Emil J. Fanelli, Chief Accounting Officer and acting Chief Financial Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Steven J. Borick, President and Chief Executive Officer, and Emil J. Fanelli, Chief Accounting Officer and acting Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC. (Registrant)
Date August 15, 2007	/s/ Steven J. Borick
Steven J. Borick
President and Chief Executive Officer

Date August 15, 2007	/s/ Emil J. Fanelli
Emil J. Fanelli
Chief Accounting Officer and acting Chief Financial Officer