Form 10-Q
period 2007-09-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2007-11-09
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑*
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large Accelerated Filer ☐      Accelerated Filer ☑      Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Shares Outstanding at November 2, 2007

$0.50 Par Value	26,631,690
*Due solely to non-filing of financial statements required by Section 3-09 of Regulation S-X prior to the June 30, 2007 deadline.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Superior Industries International, Inc.
Consolidated Condensed Statements of Operations
 (Thousands of dollars, except per share data)
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
NET SALES	$227,557	$174,288	$727,649	$577,693
Cost of sales	222,281	177,999	706,650	568,005

GROSS PROFIT (LOSS)	5,276	(3,711)	20,999	9,688

Selling, general and administrative expenses	7,777	6,011	23,729	18,861
Impairment of long-lived assets	—	4,353	—	4,353

LOSS FROM OPERATIONS	(2,501)	(14,075)	(2,730)	(13,526)

Interest income, net	820	1,356	2,708	4,176
Other income (expense), net	581	277	2,469	(514)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS	(1,100)	(12,442)	2,447	(9,864)

Income tax (provision) benefit	(731)	2,519	(938)	1,982
Equity in earnings of joint ventures	1,187	1,127	2,736	2,750

INCOME (LOSS) FROM CONTINUING OPERATIONS	(644)	(8,796)	4,245	(5,132)

Income from discontinued operations, net of taxes of $735 and $434 for the three and nine months ended September 30, 2006	—	1,085	—	638

NET INCOME (LOSS)	$(644)	$(7,711)	$4,245	$(4,494)

EARNINGS (LOSS) PER SHARE — BASIC:

Income (loss) from continuing operations	$(0.02)	$(0.33)	$0.16	$(0.19)
Discontinued operations	—	0.04	—	0.02

Net income (loss)	$(0.02)	$(0.29)	$0.16	$(0.17)

EARNINGS (LOSS) PER SHARE — DILUTED:

Income (loss) from continuing operations	$(0.02)	$(0.33)	$0.16	$(0.19)
Discontinued operations	—	0.04	—	0.02

Net income (loss)	$(0.02)	$(0.29)	$0.16	$(0.17)

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16	$0.48	$0.48

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Balance Sheets
 (Thousands of dollars, except per share data)
 (Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$68,716	$68,385
Short-term investments	—	9,750
Accounts receivable, net	169,374	138,552
Inventories, net	111,782	118,724
Income taxes receivable	13,668	—
Deferred income taxes	6,855	6,416
Other current assets	5,719	4,766

Total current assets	376,114	346,593

Property, plant and equipment, net	309,316	310,414
Investments	47,009	46,247
Noncurrent deferred tax asset, net	10,409	—
Other assets	7,853	8,759

Total assets	$750,701	$712,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,724	$60,959
Accrued expenses	49,070	41,898
Income taxes payable	—	10,253

Total current liabilities	128,794	113,110

Noncurrent tax liabilities (Note 8)	60,920	—
Executive retirement liabilities	21,883	21,666
Noncurrent deferred tax liabilities, net	—	17,049
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $25.00 par value
Authorized — 1,000,000 shares
Issued — none	—	—
Common stock, $0.50 par value
Authorized - 100,000,000 shares
Issued and outstanding - 26,628,940 shares (26,610,191 shares at December 31, 2006)	13,314	13,305
Additional paid-in capital	38,012	35,094
Accumulated other comprehensive loss	(35,798)	(37,097)
Retained earnings	523,576	548,886

Total shareholders’ equity	539,104	560,188

Total liabilities and shareholders’ equity	$750,701	$712,013

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Statements of Cash Flows
 (Thousands of dollars)
 (Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
NET CASH PROVIDED BY OPERATING ACTIVITIES	$31,415	$45,579

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment	(33,812)	(66,815)
Proceeds from a held-to-maturity security	9,750	—
Proceeds from sale of available-for-sale securities	5,397	—

NET CASH USED IN INVESTING ACTIVITIES	(18,665)	(66,815)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid	(12,769)	(12,773)
Stock options exercised	350	—

NET CASH USED IN FINANCING ACTIVITIES	(12,419)	(12,773)

Net increase (decrease) in cash and cash equivalents	331	(34,009)

Cash and cash equivalents at the beginning of the period	68,385	107,349

Cash and cash equivalents at the end of the period	$68,716	$73,340

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Statement of Shareholders’ Equity
(Thousands of dollars, except per share data)
(Unaudited)

				Accumulated
	Common Stock		Additional	Other
	Number of		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
BALANCE AT DECEMBER 31, 2006	26,610,191	$13,305	$35,094	$(37,097)	$548,886	$560,188

Cumulative effect of adoption of FIN 48 (Note 8)	—	—	—	—	(16,786)	(16,786)

BALANCE AT JANUARY 1, 2007	26,610,191	$13,305	$35,094	$(37,097)	$532,100	$543,402

Comprehensive income:

Net income	—	—	—	—	4,245	4,245

Other comprehensive income, net of tax:

Foreign currency translation adjustment	—	—	—	2,774	—	2,774
Net acturial loss on pension obligation	—	—	—	(3)	—	(3)
Unrealized gain on available- for-sale securities	—	—	—	26	—	26
Reclassification adjustment for realized gain on sale of available- for-sale securities	—	—	—	(1,498)	—	(1,498)

Total comprehensive income (a)						5,544

Stock-based compensation expense	—	—	2,643	—	—	2,643

Stock options exercised	18,749	9	341	—	—	350

Repricing of stock option grants	—	—	(56)	—	—	(56)

Tax impact of stock options exercised	—	—	(10)	—	—	(10)

Cash dividend declared ($0.48 per share)	—	—	—	—	(12,769)	(12,769)

BALANCE AT SEPTEMBER 30, 2007	26,628,940	$13,314	$38,012	$(35,798)	$523,576	$539,104

(a)	Comprehensive loss, net of tax was $5,927,000 for the nine months ended September 30, 2006, which included: net loss of $4,494,000, foreign currency translation adjustments loss of $1,563,000, forward foreign currency contract gain of $80,000, an unrealized loss on pension obligation of $594,000 and an unrealized gain on available-for-sale securities of $644,000.
See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Notes to Consolidated Condensed Financial Statements
September 30, 2007
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
Ford Motor Company (Ford), General Motors Corporation (GM) and Chrysler LLC (Chrysler) together represented approximately 83 percent of our total sales during the nine months of 2007 and 86 percent of annual sales in 2006. The loss of all or a substantial portion of our sales to Ford, GM or Chrysler would have a significant adverse impact on our financial results, unless the lost volume could be replaced. This risk is partially mitigated over the short-term due to the long-term relationships we have with our customers, including multi-year purchase orders related to approximately 300 different wheel programs. However as previously reported, intense global competitive pricing pressure continues to make it difficult to maintain these contractual arrangements and there are no guarantees that similar arrangements could be negotiated in the future. We still expect this trend to continue into the foreseeable future. Including our 50 percent owned joint venture in Europe, we also manufacture aluminum wheels for Audi, BMW, Isuzu, Jaguar, Land Rover, Mazda, MG Rover, Mitsubishi, Nissan, Subaru, Suzuki, Toyota and Volkswagen.
The availability and demand for aluminum wheels are subject to unpredictable factors, such as changes in the general economy, the automobile industry, gasoline prices and consumer interest rates. The raw materials used in producing our products are readily available and are obtained through numerous suppliers with whom we have established trade relations.
On September 15, 2006, we announced the planned closure of our wheel manufacturing facility located in Johnson City, Tennessee, and the resulting lay off of approximately 500 employees. This was the latest step in our program to rationalize our production capacity following announcements by our customers of significant production cuts, particularly in the light truck and sport utility platforms, that had reduced our requirements for the near future. Accordingly, an asset impairment charge against earnings totaling $4.4 million (pretax) was recorded in the third quarter of 2006, when we estimated that the future undiscounted cash flows of that facility would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility. All manufacturing activities in the Johnson City facility ceased in March 2007.
Note 2 – Presentation of Consolidated Condensed Financial Statements
During interim periods, we follow the accounting policies set forth in our 2006 Annual Report on Form 10-K and apply appropriate interim financial reporting standards for a fair statement of our operating results and financial position in conformity with accounting principles generally accepted in the United States of America, as indicated below. Users of financial information produced for interim periods in 2007 are encouraged to read this Quarterly Report on Form 10-Q in conjunction with our consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (SEC) in our 2006 Annual Report on Form 10-K.
As described in our 2006 Annual Report on Form 10-K, we revised our accounting policy definition of cash and cash equivalents in the fourth quarter 2006 to include short-term highly liquid investments as cash equivalents, as they represent investments that have been purchased with maturity dates of 90 days or less and generally with maturities of approximately 10 days. We believe this change in accounting principle to be a preferable method of accounting for these short-term investments as it reflects our intended purpose for these investments. We have, in accordance with SFAS No. 154, “Accounting Changes and Error Corrections”, retrospectively applied this new accounting principle to our previously reported consolidated condensed balance sheets by revising cash and cash equivalents to include short-term investments of $14.8 million at the end of the third quarter 2006. Additionally, the statements of cash flows have been revised to reflect these balances as cash and cash equivalents, and to eliminate from investing activities their respective proceeds from sales and purchases during those periods.
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

		Actual	Presented
	Number of	Period	Period
Fiscal Period	Weeks	End Date	End Date
Fiscal year 2006
First quarter	13	03/26/2006	03/31/2006
Second quarter	13	06/25/2006	06/30/2006
Third quarter	13	09/24/2006	09/30/2006
Fourth quarter	14	12/31/2006	12/31/2006

	53

Fiscal year 2007
First quarter	13	04/01/2007	03/31/2007
Second quarter	13	07/01/2007	06/30/2007
Third quarter	13	09/30/2007	09/30/2007
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the consolidated condensed statements of operations for the three and nine months ended September 30, 2007 and 2006, (ii) the consolidated condensed balance sheets at September 30, 2007 and December 31, 2006, (iii) the consolidated condensed statements of cash flows for the nine months ended September 30, 2007 and 2006, and (iv) the consolidated condensed statement of shareholders’ equity for the nine months ended September 30, 2007. The consolidated condensed balance sheet as of December 31, 2006 was derived from our 2006 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Note 3 – Stock-Based Compensation
We have one stock option plan that authorizes us to issue incentive and non-qualified stock options to our directors, officers and key employees totaling up to 3.0 million shares of common stock. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options. At September 30, 2007, there were 1.0 million shares available for future grants under this plan. Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant. Options granted to employees generally vest ratably over a four-year period, while options granted to non-employee directors generally vest one year from the date of grant.
During 2007, we granted options for a total of 120,000 shares, while in 2006, we granted options for a total of 887,200 shares. For the nine months ended September 30, 2007, options for 18,749 shares were exercised. The weighted average fair value at the grant date for options issued during the first nine months of 2007 and 2006 was $6.07 and $4.98 per option, respectively. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for 2007 and 2006, respectively: (a) dividend yield on our common stock of 3.32 percent and 3.48 percent; (b) expected stock price volatility of 30.8 percent and 31.21 percent; (c) a risk-free interest rate of 4.72 percent and 4.88 percent; and (d) an expected option term of 7.3 and 7.5 years.
For the three and nine months ended September 30, 2007 and 2006, stock-based compensation expense related to stock option plans under Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), was allocated as follows:

(Thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of sales	$87	$192	$519	$478
Selling, general and administrative	544	656	2,124	1,690

Stock-based compensation expense before income taxes	631	848	2,643	2,168
Income tax benefit	(222)	(53)	(950)	(364)

Stock-based compensation expense after income taxes	$409	$795	$1,693	$1,804

As of September 30, 2007, a total of $4.0 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.7 years.
There were no significant capitalized stock-based compensation costs at September 30, 2007 and December 31, 2006.
We received cash totaling $350,000 from stock options exercised in the first nine months of 2007 and no stock options were exercised in the first nine months of 2006.
Note 4 – New Accounting Standards
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

Note 5 – Business Segments
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” directs companies to use the “management approach” for segment reporting. This approach reflects management’s aggregation of business segments and is consistent with how the company and its key decision-makers assess operating performance, make operating decisions, and allocate resources. This approach also considers the existence of managers responsible for each business segment and how information is presented to the company’s chief operating decision maker and Board of Directors. We have only one reportable operating segment – automotive wheels. Our former components business segment is classified as discontinued operations in our consolidated condensed statements of operations.
(Thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales:
U.S.	$132,501	$118,913	$430,421	$434,936
Mexico	95,056	55,375	297,228	142,757

Consolidated net sales	$227,557	$174,288	$727,649	$577,693

	September 30,	December 31,
	2007	2006
Property, plant and equipment, net:
U.S.	$123,735	$141,653
Mexico	185,581	168,761

Consolidated property, plant and equipment, net	$309,316	$310,414

Note 6 – Revenue Recognition
Sales of products and any related costs are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Wheel program development revenues, representing internal development expenses and initial tooling that are reimbursable by our customers, are recognized as such related costs and expenses are incurred and recoverability is probable, generally upon receipt of a customer purchase order. Wheel program development revenues totaled $2.5 million and $4.2 million for the three months ended September 30, 2007 and 2006, respectively and $8.7 million and $15.1 million for the nine months ended September 30, 2007 and 2006, respectively.
Note 7 – Earnings Per Share
In accordance with the provisions of SFAS No. 128, “Earnings Per Share,” basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share includes the dilutive effect of outstanding stock options, calculated using the treasury stock method. Of the 3.0 million stock options outstanding at September 30, 2007, 2.2 million shares had an exercise price greater than the weighted average market price of the stock for the period and were excluded in the calculation of diluted earnings per share for that period. In addition, approximately 15,000 weighted average dilutive stock options, with rights to purchase approximately 129,000 shares at prices ranging from $17.56 to $20.63, were excluded from the diluted loss per share calculation for the three months ended September 30, 2007, because they would have been anti-dilutive due to the net loss for the period. All of the 3.3 million stock options outstanding at September 30, 2006, had an exercise price greater than the weighted average market price of the stock for the period and were excluded from the calculation of diluted earnings per share for that period. Summarized below are the calculations of basic and diluted earnings per share for the respective periods:

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic Earnings (Loss) per Share:
Reported net income (loss)	$(644)	$(7,711)	$4,245	$(4,494)

Weighted average shares outstanding — Basic	26,614	26,610	26,612	26,610

Basic earnings (loss) per share	$(0.02)	$(0.29)	$0.16	$(0.17)

Diluted Earnings per Share:
Reported net income (loss)	$(644)	$(7,711)	$4,245	$(4,494)
Weighted average shares outstanding	26,614	26,610	26,612	26,610
Weighted average dilutive stock options	—	—	19	—

Weighted average shares outstanding — Diluted	26,614	26,610	26,631	26,610

Diluted earnings (loss) per share	$(0.02)	$(0.29)	$0.16	$(0.17)

Note 8 – Income Tax (Provision) Benefit
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
The income tax (provision) benefit on income from continuing operations before income taxes and equity earnings for the three months ended September 30, 2007, was a provision of $(0.7) million compared to benefit of $2.5 million for the same period last year. As of the end of the third quarter of 2007, the annualized effective tax rate increased to 83.7 percent from 42.1 percent at the end of the first half of 2007. As no benefit is being provided for certain tax attributes, this required a tax provision before discrete items during the period of $(0.5) million. Discrete items during the current period, which totaled an additional provision of $(0.2) million, primarily represented changes in FIN 48 liabilities and valuation allowance reserves. For the third quarter of 2006, the annualized effective tax rate decreased to less than 1.0 percent from 47.9 percent at the end of the first half of 2006, due principally to changes in state tax and interest accruals. This resulted in a tax benefit before discrete items during the period of $2.0 million. Discrete items during the same period totaled an additional benefit of $0.5 million, representing changes in various contingency reserves.
The income tax (provision) benefit on income from continuing operations before income taxes and equity earnings for the nine months ended September 30, 2007, was a provision of $(0.9) million compared to a benefit of $2.0 million for the same period last year. As indicated above, the annualized effective tax rate in 2007 was 83.7 percent, which resulted in a tax provision of $(2.0) million. Discrete items in 2007 resulted in an additional tax benefit of $1.1 million, principally due to accrual adjustments relating to tax return filings and changes in FIN 48 liabilities. The annualized effective tax rate in 2006 was less than 1.0 percent. The tax benefit of $2.0 million was represented primarily by the discrete items during that period, including changes in valuation allowance reserves.
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
Superior Industries International, Inc. and Subsidiaries are under audit for 2004 and 2005 tax years by the Internal Revenue Service (IRS). It is expected that the examination phase will conclude before the third quarter of 2008. In addition, we received notice that an audit will commence in the fourth quarter of 2007 of Superior Industries de Mexico S.A. de C.V. for the

2003 tax year by Mexico’s Tax Administration Service (Servicio de Administracion Tibutaria). However, it is not reasonably possible to quantify at this time any estimated reductions in the recognized or unrecognized tax benefits.
We adopted the provisions of FIN 48 on January 1, 2007. As indicated in our Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, we reviewed certain components of the adoption amount. During the third quarter, we completed our analysis and have adjusted our adoption amount based on that analysis which resulted in a $2.0 million charge to retained earnings and an increase in our long-term reserve for uncertain tax positions. Our adoption amount consists of a charge of approximately $16.8 million to retained earnings, established a long-term reserve for uncertain tax positions of $42.2 million and a long-term deferred tax asset of $25.4 million. In addition, we reclassified $2.5 million from our long-term deferred tax liability and $16.3 million from our current income taxes payable, which resulted in a $10.2 million income tax receivable, to our long-term reserve for uncertain tax positions which is included in “Non current tax liabilities”. The $16.8 million charge to retained earnings resulted primarily from applying the newly prescribed recognition threshold and measurement attributes of FIN 48 to existing transfer pricing tax positions. The establishment of the $25.4 million deferred tax asset and the reclassification of $2.5 million from our long-term deferred tax liability due to the adoption of FIN 48 and the current period change of $0.5 million in long-term deferred taxes resulted in a $10.4 million long-term deferred tax asset, net of the $17.0 million long-term deferred tax liability at the end of 2006.
As of the adoption date, we had gross unrecognized tax benefits of $61.4 million, of which $36.5 million, if recognized, would impact the effective tax rate. Also, as of the adoption date, we had accrued interest expense related to unrecognized tax benefits of $10.9 million. We recognize interest and penalties that are accrued related to unrecognized tax benefits in income tax expense. We have also accrued $3.0 million of additional interest for the nine months ended September 30, 2007. Within the next twelve-month period ending September 30, 2008, it is reasonably possible that up to $8.4 million of unrecognized tax benefits will be recognized due to the expiration of certain statues of limitation.
Note 9 – Equity Earnings and Other Income (Expense), Net
Included below are summary statements of operations for Suoftec Light Metal Products, Ltd. (Suoftec), our 50-percent owned joint venture in Hungary, which manufactures cast and forged aluminum wheels principally for the European automobile industry. Being 50-percent owned and non-controlled, Suoftec is not consolidated, but accounted for using the equity method. The elimination of intercompany profits in inventory adjusted our share of the joint venture’s net income for the third quarter of 2007 and 2006 to $1.1 million for both periods and for the nine months of 2007 and 2006 to $2.6 million and $2.7 million, respectively.
(Thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$35,695	$30,490	$106,853	$94,072
Gross profit	$3,732	$3,699	$8,758	$9,578
Net income	$2,714	$1,915	$6,033	$5,578
Superior’s share of net income	$1,357	$958	$3,017	$2,789
In the first quarter of 2007, we sold an available-for-sale corporate equity security realizing a $2.4 million gain that was included in other income (expense), net.

Note 10 – Accounts Receivable
(Thousands of dollars)

	September 30,	December 31,
	2007	2006
Trade receivables	$162,627	$121,707
Wheel program development receivables	5,927	8,199
Dividend receivable from joint venture	—	5,266
Value-added tax receivables	17	1,414
Other receivables	3,595	4,755

	172,166	141,341

Allowance for doubtful accounts	(2,792)	(2,789)

Accounts receivable, net	$169,374	$138,552

Note 11 – Inventories
(Thousands of dollars)

	September 30,	December 31,
	2007	2006
Raw materials	$17,756	$16,279
Work in process	32,081	35,810
Finished goods	61,945	66,635

Inventories, net	$111,782	$118,724

Note 12 – Property, Plant and Equipment
(Thousands of dollars)

	September 30,	December 31,
	2007	2006
Land and buildings	$94,344	$95,712
Machinery and equipment	527,684	498,243
Leasehold improvements and others	14,141	13,829
Construction in progress	35,012	55,455

	671,181	663,239
Accumulated depreciation	(361,865)	(352,825)

Property, plant and equipment, net	$309,316	$310,414

Depreciation expense was $11.0 million and $8.3 million for the three months ended September 30, 2007 and 2006, respectively, and $31.7 million and $28.1 million for the nine months ended September 30, 2007 and 2006, respectively. Depreciation expense for the three months and nine months ended September 30, 2006, excludes depreciation expense related to discontinued operations of $0.3 million and $0.8 million, respectively.
Note 13 – Retirement Plans
We have an unfunded supplemental executive retirement plan covering our directors, officers, and other key members of management. We typically purchase life insurance policies on each of the participants to provide for future liabilities. Subject to certain vesting requirements, the plan provides for a benefit based on the final average compensation, which becomes payable on the employee’s death, disability or upon attaining age 65, if retired from the company. For the nine months ended

September 30, 2007, payments to retirees of approximately $600,000 have been made in accordance with this plan. We presently anticipate payments to retirees in 2007 to total $833,000.
(Thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$137	$225	$410	$682
Interest cost	280	253	841	769
Net amortization	48	82	143	249

Net periodic pension cost	$465	$560	$1,394	$1,700

Note 14 – Commitments and Contingencies
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
These cases are based on general allegations that the grant dates for a number of the options granted to certain company directors, officers and employees occurred prior to upward movements in the stock price, and that the stock option grants were not properly accounted for in the company’s financial reports and not properly disclosed in the company’s SEC filings. The two lawsuits were subsequently consolidated on March 13, 2007 and a consolidated complaint was filed on March 23, 2007, which generally tracks the allegations and legal claims alleged in the original complaints. The company and the individual defendants filed motions to dismiss on May 14, 2007. In addition, on August 9, 2007, the U.S. District Court in the matter of In Re Superior Industries International, Inc. Derivative Litigation granted Superior’s motion to dismiss the consolidated complaint without prejudice.
On August 29, 2007, the plaintiffs filed an amended complaint and, in response, the company and the individual defendants filed motions to dismiss on September 21, 2007. The U.S. District Court is scheduled to hear the motions to dismiss on November 12, 2007. As this litigation remains at a preliminary stage, it would be premature to anticipate the probable outcome of this case and whether such an outcome would be materially adverse to the company.
In 2006, we were served with notice of a class action lawsuit against the company. The complaint alleges that among other claims, certain employees at our Van Nuys, California, facility were denied rest and meal periods as required under the California Labor Code. After conducting initial discovery, the parties participated in mediation that concluded on August 22, 2007. The mediator proposed that the parties settle the lawsuit for a total settlement payment not to exceed $2,700,000. This settlement amount is all-inclusive and includes the company’s settlement payment to the lead plaintiff and the settlement class, together with costs and attorneys’ fees for plaintiff’s counsel. In addition, the mediator proposed that the settlement payment to the class would be on a “claims made” basis, with a minimum of 40% of the net settlement being distributed to the settlement class. Provided the minimum settlement claims are paid to the settlement class, the company will not be liable for any claim that is not valid or timely filed.
Subject to certain conditions, both parties agreed to the mediator’s proposal and executed a Settlement Term Sheet on August 22, 2007. The parties are required to submit the proposed settlement for preliminary approval with the Superior Court of Los Angeles County. Although a hearing on the issue of class certification is presently scheduled for November 19, 2007, the parties intend to file with the court their Class Action Settlement Agreement and Stipulation before this scheduled hearing. At this stage, management believes that the probable outcome is the court will grant preliminary approval of the proposed settlement. Management estimates that its expected liability is $2.2 million and has accordingly recorded a charge to selling, general and administrative expenses during the three months ended September 30, 2007.
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
We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies — the Mexican Peso and the Euro. The value of the Mexican Peso relative to the U.S. Dollar for the first nine months of 2007 was virtually unchanged. The value of the Euro relative to the U.S. dollar increased approximately 8 percent for the first nine months of 2007. Foreign currency transaction gains and losses, which are included in other income (expense) in the consolidated condensed statements of operations, have not been material.
When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as derivatives. We currently have several purchase agreements for the delivery of natural gas until the end of 2008. The contract value and fair value of these purchase commitments approximated $15.5 million and $16.5 million, respectively, at September 30, 2007. Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.
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
Executive Overview
Overall North American production of passenger cars and light trucks in the third quarter was reported by industry publications as being up approximately 3.6 percent versus the same period a year ago, compared to a 20.9 percent increase for our unit shipments in the current period. Wheel sales in the third quarter of 2007 increased 32.3 percent over the same period in 2006, due to the 20.9 percent increase in unit shipments and a 9.5 percent increase in the average selling price. The increased selling price was due principally to the shift in sales mix to larger diameter, higher-priced wheels. Gross profit in the third quarter of 2007 increased to 2.3 percent of net sales from a negative 2.1 percent a year ago, as productivity increased in several of our plant locations, including our new wheel facility in Mexico, due to the increased volume.

Results of Operations
(Thousands of dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Selected data	2007	2006	2007	2006
Net sales	$227,557	$174,288	$727,649	$577,693
Gross profit (loss)	$5,276	$(3,711)	$20,999	$9,688
Percentage of net sales	2.3%	-2.1%	2.9%	1.7%
Loss from operations	$(2,501)	$(14,075)	$(2,730)	$(13,526)
Percentage of net sales	-1.1%	-8.1%	-0.4%	-2.3%
Income (loss) from continuing operations	$(644)	$(8,796)	$4,245	$(5,132)
Percentage of net sales	-0.3%	-5.0%	0.6%	-0.9%
Diluted earnings (loss) per share - continuing operations	$(0.02)	$(0.33)	$0.16	$(0.19)
Sales
Consolidated revenues in the third quarter of 2007 increased $53.3 million, or 30.6 percent, to $227.6 million from $174.3 million in the same period a year ago. Excluding wheel program development revenues, which totaled $2.5 million in the third quarter of 2007 and $4.2 million in the third quarter of 2006, wheel sales increased $55.0 million, or 32.3 percent, to $225.1 million from $170.1 million in the third quarter a year ago, as our wheel shipments increased by 20.9 percent. The average selling price of our wheels increased 9.5 percent in the current quarter due to a shift in sales mix to larger, higher-priced wheels in the current quarter. The pass-through price of aluminum increased the average selling price by less than 1.0 percent during the current quarter.
Consolidated revenues in the first nine months of 2007 increased $149.9 million, or 26.0 percent, to $727.6 million from $577.7 million in the same period a year ago. Excluding wheel program development revenues, which totaled $8.7 million in 2007 and $15.1 million in the first nine months of 2006, wheel sales increased $156.4 million, or 27.8 percent, to $719.0 million from $562.6 million in the same period a year ago, as our wheel shipments increased by 12.8 percent. The average selling price of our wheels increased 13.3 percent in the current period, with the pass-through price of aluminum increasing the average selling price by approximately 5.0 percent and the remaining increase due principally to a shift in sales mix to larger, higher-priced wheels in the period.
According to WARD’s AutoInfoBank, an industry data publication, overall North American production of light trucks and passenger cars during the third quarter of 2007 increased approximately 3.6 percent, compared to our 20.9 percent increase in aluminum wheel shipments. In mid-to-late 2006, we were awarded new and replacement business and, as a result, recorded unusually high shipments in the first nine months of 2007 as compared to the same period a year ago. The greater increase in our unit shipments compared to the North American production increase during the 2007 periods reflected product for replacement programs, new vehicle launches, principally full size pick-ups, passenger cars and crossover vehicles, as well as takeover business that we were awarded earlier in the year due to the weaknesses of certain other suppliers in our industry. The sustainability of this volume level going forward will be a function of how well our customers’ vehicles are received by the consumer in the automotive marketplace which cannot be predicted at this time. The principal unit shipment increases in the current period compared to a year ago were for GM’s GMT 800/900 platform and Acadia, Ford’s F-Series and Fusion vehicles, and Chrysler’s Sebring. The principal unit shipment decreases in the current period compared to a year ago were for GM’s G6 and CTS, Ford’s 500/Montego and Taurus and Chrysler’s Jeep Grand Cherokee and Dodge DR Truck. Shipments to GM increased to 40.3 percent of total OEM unit shipments from 38.0 percent in 2006, while shipments to Chrysler decreased to 11.7 percent from 15.7 percent a year ago and shipments to Ford decreased to 27.1 percent from 31.0 percent a year ago. Shipments to international customers increased to 20.9 percent from 15.3 percent a year ago, due principally to increased shipments for Nissan’s Altima and Sentra and Toyota’s Sienna platforms.
Gross Profit
Consolidated gross profit increased $9.0 million for the third quarter to $5.3 million, or 2.3 percent of net sales, compared to a gross loss of $3.7 million, or —2.1 percent of net sales, for the same period a year ago. Consolidated gross profit increased $11.3 million for the first nine months of 2007 to $21.0 million, or 2.9 percent of net sales, compared to $9.7 million, or 1.7 percent of net sales, for the same period a year ago. The increased sales volume, the continued ramp-up of production in our new wheel plant in Mexico and the progress made towards resolving certain production inefficiencies in several of our facilities all contributed to the increased gross profit in 2007.
We are continuing to implement action plans to improve operational performance and mitigate the impact of the severe pricing environment in which we now operate. We must emphasize, however, that while we continue to reduce costs through process automation and identification of industry best practices, the pace of customer price reductions may continue at a rate faster than our progress on achieving cost reductions for an indefinite period of time. This is due to the slow and methodical nature of developing and implementing these cost reduction programs. In addition, fixed-price natural gas contracts that expire at the end of 2008 may expose us to higher costs that cannot be immediately recouped in selling prices. The impact of these factors on our future financial position, results of operations and cash flows may be negative, to an extent that cannot be predicted, and we may not be able to implement sufficient cost-saving strategies to mitigate any future impact.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of 2007 were $7.8 million, or 3.4 percent of net sales, compared to $6.0 million, or 3.4 percent of net sales, in the same period in 2006. The current quarter includes a charge of $2.2 million for the potential settlement of a labor related lawsuit. This was partially offset by reductions in accruals related to professional fees, bad debts and bonus accruals. For the nine-month periods, selling, general and administrative expenses were $23.7 million, or 3.3 percent of net sales, for 2007 compared to $18.9 million, or 3.3 percent of net sales, for the same period in 2006. In addition to the potential legal settlement of $2.2 million recorded in the third quarter of 2007, year-to-date selling, general and administrative expenses include approximately $1.0 million of legal and audit fees related to the derivative lawsuit and related investigation.
Interest Income, Net and Other Income (Expense), Net
Net interest income for the third quarter decreased to $0.8 million from $1.4 million a year ago and was $2.7 million for the nine-month period in 2007, compared to $4.2 million for the same period in 2006. The decreased net interest income in the 2007 periods was due primarily to a decrease in the amount of cash invested during the period offsetting an increase in the average rate of interest earned during the period. The decrease in cash invested was due principally to the cash required to fund capital expenditures for our third wheel plant in Mexico.
Other income (expense), net for the first nine months of 2007 included a $2.4 million gain on sale of an available-for-sale security.
Equity in Earnings of Joint Ventures
Equity in earnings of joint ventures is represented principally by our share of the equity earnings of our 50-percent owned joint venture in Hungary, Suoftec Ltd. Our share of Suoftec’s net income totaled $1.4 million in the third quarter of 2007 compared to $1.0 million in 2006. Including an adjustment for the elimination of intercompany profits in inventory, our adjusted equity earnings of this joint venture was $1.1 million in the third quarter of 2007 and 2006. For the nine-month periods, our share of the joint venture’s net income, net of an adjustment for intercompany profit elimination, was $2.6 million for 2007 and $2.7 million for 2006. See Note 9 — Equity Earnings and Other Income, Net of this Quarterly Report on Form 10-Q for additional information regarding the Suoftec joint venture.
Income Tax (Provision) Benefit
The income tax (provision) benefit on income from continuing operations before income taxes and equity earnings for the three months ended September 30, 2007, was a provision of $(0.7) million compared to benefit of $2.5 million for the same period last year. As of the end of the third quarter of 2007, the annualized effective tax rate increased to 83.7 percent from 42.1 percent at the end of the first half of 2007. As no benefit is being provided for certain tax attributes, this required a tax provision before discrete items during the period of $(0.5) million. Discrete items during the current period, which totaled an additional provision of $(0.2) million, represented changes in FIN 48 liabilities and valuation allowance reserves. As of the end of the third quarter of 2006, the annualized effective tax rate decreased to less than 1.0 percent from 47.9 percent at the end of the first half of 2006, due principally to changes in state tax and interest accruals. This resulted in a tax benefit before discrete items during the period of $2.0 million. Discrete items during the same period totaled an additional benefit of $0.5 million, representing changes in various contingency reserves.
The income tax (provision) benefit on income from continuing operations before income taxes and equity earnings for the nine months ended September 30, 2007, was a provision of $(0.9) million compared to a benefit of $2.0 million for the same period last year. As indicated above, the annualized effective tax rate in 2007 was 83.7 percent, which resulted in a tax provision of $(2.0) million. Discrete items in 2007 resulted in an additional tax benefit of $1.1 million, principally due to accrual adjustments relating to tax return filings and changes in FIN 48 liabilities. The annualized effective tax rate in 2006 was less than 1.0 percent. The tax benefit of $2.0 million was represented primarily by the discrete items during that period, including changes in valuation allowance reserves.
We adopted the provisions of FIN 48 on January 1, 2007. As indicated in our Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, we reviewed certain components of the adoption amount. During the third quarter, we completed our analysis and have adjusted our adoption amount based on that analysis which resulted in a $2.0 million charge to retained earnings and an increase in our long-term reserve for uncertain tax positions. Our adoption amount consists of a charge of approximately $16.8 million to retained earnings, established a long-term reserve for uncertain tax positions of $42.2 million and a long-term deferred tax asset of $25.4 million. In addition, we reclassified $2.5 million from our long-term deferred tax liability and $16.3 million from our current income taxes payable, which resulted in a $10.2 million income tax receivable, to our long-term reserve for uncertain tax positions which is included in “Non current tax liabilities”. The $16.8 million charge to retained earnings resulted primarily from applying the newly prescribed recognition threshold and measurement attributes of FIN 48 to existing transfer pricing tax positions. The establishment of the $25.4 million deferred tax asset and the reclassification of $2.5 million from our long-term deferred tax liability due to the adoption of FIN 48 and the current period change of $0.5 million in long-term deferred taxes resulted in a $10.4 million long-term deferred tax asset, net of the $17.0 million long-term deferred tax liability at the end of 2006.
As of the adoption date, we had gross unrecognized tax benefits of $61.4 million, of which $36.5 million, if recognized, would impact the effective tax rate. Also, as of the adoption date, we had accrued interest expense related to unrecognized tax benefits of $10.9 million. We recognize interest and penalties that are accrued related to unrecognized tax benefits in income tax expense. We have also accrued $3.0 million of additional interest for the nine months ended September 30, 2007. See Note 8 — Income Taxes for further discussion of FIN 48.
Financial Condition, Liquidity and Capital Resources
Our sources of liquidity include cash and short-term investments, net cash provided by operating activities and other external sources of funds. Working capital and the current ratio were $247.3 million and 2.9:1, respectively, at September 30, 2007, versus $233.5 million and 3.1:1 at December 31, 2006. We have no long-term debt. As of September 30, 2007, our cash and short-term investments totaled $68.7 million compared to $78.1 million at December 31, 2006, and $83.1 million at September 30, 2006. The decrease in cash and short-term investments since September 30, 2006, was due principally to our funding a higher level of capital expenditures, primarily for our new state-of-the-art wheel facility constructed in Chihuahua, Mexico. With the closure of our Johnson City, Tennessee, wheel facility, much of that plant’s recently purchased equipment will be transferred to other wheel facilities, thereby reducing future capital requirements. Accordingly, despite the reduced profitability experienced the last few years, for the foreseeable future, we currently expect all working capital requirements, funds required for investing activities, cash dividend payments and repurchases of our common stock to be funded from internally generated funds or existing cash and cash equivalents.
Net cash provided by operating activities decreased $14.2 million to $31.4 million for the nine months ended September 30, 2007, compared to $45.6 million for the same period a year ago. The change in net income after adjusting for the change in non-cash items reduced net cash provided by operating activities by $3.2 million, and the changes in operating assets and liabilities were a further reduction of $11.0 million. The major change in non-cash items was an $8.8 million unfavorable change in deferred income taxes. The principal favorable changes in operating assets and liabilities were the changes in the liabilities for uncertain tax positions (FIN 48 adoption) which resulted in a favorable $18.7 million impact on cash provided by operating activities, and the change in inventories of $14.4 million. These favorable changes were offset by unfavorable changes in accounts receivable of $31.4 million, due to the higher sales activity in the current period, and income taxes of $13.0 million.
The principal investing activities during the nine months ended September 30, 2007, were funding $33.8 million of capital expenditures and proceeds from a held-to-maturity security of $9.8 million and available-for-sale investments of $5.4 million. Similar investing activities during the same period a year ago included funding $66.8 million of capital expenditures. Capital expenditures in the current period include approximately $20.8 million for our new wheel manufacturing facility in Chihuahua, Mexico, compared to $51.7 million in the same period a year ago. The remainder of the capital expenditures in both 2007 and 2006 were for ongoing improvements to our existing facilities, none of which were individually significant.

Financing activities during the nine months ended September 30, 2007 and September 30, 2006 consisted primarily of the payment of cash dividends on our common stock totaling $12.8 million in both periods. In addition, $0.4 million was received from the exercise of stock options during the nine months ended September 30, 2007.
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

We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies — the Mexican Peso and the Euro. The value of the Mexican Peso relative to the U.S. Dollar for the first nine months of 2007 was virtually unchanged. The value of the Euro relative to the U.S. dollar increased approximately 8 percent for the first nine months of 2007. Foreign currency transaction gains and losses, which are included in other income (expense) in the consolidated condensed statements of operations, have not been material.
When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as derivatives. We currently have several purchase agreements for the delivery of natural gas until the end of 2008. The contract value and fair value of these purchase commitments approximated $15.5 million and $16.5 million, respectively, at September 30, 2007. Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Risk Management”.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The company’s management, with the participation of the Chief Executive Officer (CEO) and acting Chief Financial Officer (CFO), evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2007, the company’s disclosure controls and procedures were not effective based on the material weakness described below. Additionally, although not materially impacting the design and operation of our disclosure controls and procedures, our Chief Executive Officer and acting Chief Financial Officer note that during the quarter ending June 30, 2007, we did not timely file the audited financial statements of our 50%-owned joint venture, Suoftec Ltd., as required by Rule 3-09 of Regulation S-X.
Notwithstanding the material weakness that existed at September 30, 2007 as described below, management believes that the consolidated condensed financial statements, and other financial information included in this report, fairly present in all material respects in accordance with accounting principles generally accepted in the United States of America our financial condition, results of operations and cash flows as of, and for, the periods presented in this report.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changing conditions, or that the degree of compliance with policies or procedure may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness in the company’s internal control over financial reporting as of September 30, 2007:
1)	We did not maintain effective controls over the work performed by our outside tax advisors in the preparation of the current period income tax provision, primarily related to FIN 48 issues. This control deficiency resulted in various review adjustments to the current period income tax provision. Due to the magnitude of the required adjustments, management has determined that this control deficiency constitutes a material weakness.
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

1)	We will ensure that adequate control oversight occurs in the review process of the services provided by outside tax advisors. Specifically, we will require increased documentation and review by our highest level of internal tax and financial expertise. Any significant financial reporting positions proposed by our outside tax advisors will require full review and approval by our Vice President and General Counsel and our acting CFO. We will also increase the number of coordinated meetings between our outside tax advisors and internal resources to ensure all appropriate tax positions are identified and agreed upon earlier in the closing process.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Item 3 — Legal Proceedings in Part I of our 2006 Annual Report on Form 10-K and in Note 14 — Commitments and Contingencies of this Quarterly Report on Form 10-Q. On August 29, 2007, the plaintiff’s file a verified first amended consolidated shareholder derivative complaint in the U.S. District Court in the matter of In Re Superior Industries International, Inc. Derivative Litigation. The company and individual defendants filed motions to dismiss on September 21, 2007, the court is scheduled to hear the motions to dismiss on November 19, 2007. With respect to the class action lawsuit filed in 2006 alleging violations of California labor laws, the company intends to file before November 14, 2007 a Class Action Settlement Agreement and Stipulation with the court, seeking to settle the lawsuit for an amount not to exceed $2.7 million. Other than the above, there were no material developments during the current quarter that require us to amend or update descriptions of legal proceedings previously reported in our 2006 Annual Report on Form 10-K.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A — Risk Factors in Part I of our 2006 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of our common stock during the third quarter of 2007.
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
SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date November 9, 2007	/s/ Steven J. Borick
Steven J. Borick
Chairman, President and Chief Executive Officer

Date November 9, 2007	/s/ Emil J. Fanelli
Emil J. Fanelli
Chief Accounting Officer and acting Chief Financial Officer