Form 10-Q
period 2008-03-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2008-05-09
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-6615

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☑	Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☑

Number of shares of $0.50 par value common stock outstanding as of April 25, 2008: 26,645,315

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Consolidated Condensed Statements of Operations
(Thousands of dollars, except per share data)
(Unaudited)
	Three Months Ended March 31,
	2008	2007
		As restated

NET SALES	$222,238	$244,875
Cost of sales	212,852	242,730

GROSS PROFIT	9,386	2,145

Selling, general and administrative expenses	6,210	6,915

INCOME (LOSS) FROM OPERATIONS	3,176	(4,770)

Interest income, net	980	822
Other income (expense), net	(442)	2,374

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY EARNINGS	3,714	(1,574)

Income tax (provision) benefit	(2,620)	2,807
Equity in earnings of joint ventures	2,085	818

NET INCOME	$3,179	$2,051

EARNINGS PER SHARE - BASIC	$0.12	$0.08

EARNINGS PER SHARE - DILUTED	$0.12	$0.08

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Balance Sheets
(Thousands of dollars, except per share data)
(Unaudited)
	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$105,204	$106,769
Accounts receivable, net	143,922	125,704
Inventories, net	103,162	107,170
Income taxes receivable	5,861	6,677
Deferred income taxes	7,016	6,569
Other current assets	2,602	3,190
Total current assets	367,767	356,079

Property, plant and equipment, net	296,753	302,253
Investments	57,271	51,055
Non-current deferred tax asset, net	11,620	12,673
Other assets	6,801	7,862

Total assets	$740,212	$729,922

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$50,973	$51,603
Accrued expenses	45,076	43,993
Total current liabilities	96,049	95,596

Non-current tax liabilities (Note 8)	65,887	62,223
Executive retirement liabilities	21,589	21,530
Commitments and contingencies (Note 14)	-	-
Shareholders' equity:
Preferred stock, $25.00 par value
Authorized - 1,000,000 shares
Issued - none	-	-
Common stock, $0.50 par value
Authorized - 100,000,000 shares
Issued and outstanding - 26,643,065 shares
(26,633,440 shares at December 31, 2007)	13,322	13,317
Additional paid-in capital	39,274	38,516
Accumulated other comprehensive loss	(22,145)	(28,578)
Retained earnings	526,236	527,318
Total shareholders' equity	556,687	550,573

Total liabilities and shareholders' equity	$740,212	$729,922

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Statements of Cash Flows
(Thousands of dollars)
(Unaudited)
	Three Months Ended
	March 31,
	2008	2007

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$5,515	$(5,652)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment	(3,095)	(14,494)
Proceeds from sale of fixed assets	105	-
Proceeds from a held-to-maturity security	-	9,750
Proceeds from sale of available-for-sale securities	-	4,892

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,990)	148

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid	(4,259)	(4,252)
Stock options exercised	169	-

NET CASH USED IN FINANCING ACTIVITIES	(4,090)	(4,252)

Net decrease in cash and cash equivalents	(1,565)	(9,756)

Cash and cash equivalents at the beginning of the period	106,769	68,385

Cash and cash equivalents at the end of the period	$105,204	$58,629

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Consolidated Condensed Statement of Shareholders’ Equity
(Thousands of dollars, except per share data)
(Unaudited)
				Accumulated
	Common Stock		Additional	Other
	Number of		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total

BALANCE AT
DECEMBER 31, 2007	26,633,440	$13,317	$38,516	$(28,578)	$527,318	$550,573

Comprehensive income:

Net income	-	-	-	-	3,179	3,179

Other comprehensive income, net of tax:
Foreign currency translation
adjustment	-	-	-	6,385	-	6,385
Net actuarial loss on pension obligation				48		48

Total comprehensive income (a)						9,612

Stock-based compensation
expense	-	-	631	-	-	631

Stock options exercised	9,625	5	164	-	-	169

Tax impact of stock options
exercised	-	-	(37)	-	-	(37)

Cash dividend declared
($0.16 per share)	-	-	-	-	(4,261)	(4,261)

BALANCE AT
MARCH 31, 2008	26,643,065	$13,322	$39,274	$(22,145)	$526,236	$556,687

(a)	Comprehensive loss, net of tax was $(2,252,000) for the three months ended March 31, 2007, which included: net income of $2,051,000, foreign currency translation adjustment loss of $(2,812,000), a realized gain on available-for-sale securities of $(1,498,000) and an unrealized gain on available-for-securities of $7,000.

See notes to consolidated condensed financial statements.

Superior Industries International, Inc.
Notes to Consolidated Condensed Financial Statements
March 31, 2008
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

Ford Motor Company (Ford), General Motors Corporation (GM) and Chrysler LLC (Chrysler) together represented approximately 78 percent of our total wheel sales during the first three months of 2008 and 82 percent of annual wheel sales for the 2007 fiscal year. The loss of all or a substantial portion of our sales to Ford, GM or Chrysler would have a significant adverse impact on our financial results, unless the lost volume could be replaced. This risk is partially mitigated over the short term due to the long term relationships we have with our customers.  However, as previously reported, intense global competitive pricing pressure continues to make it difficult to maintain these contractual arrangements and there are no guarantees that similar arrangements could be negotiated in the future.  We expect global competitive pricing pressures to continue into the foreseeable future.  Including our 50 percent owned joint venture in Europe, we also manufacture aluminum wheels for Audi, BMW, Fiat, Jaguar, Land Rover, Mazda, Mercedes Benz, Mitsubishi, Nissan, Seat, Skoda, Subaru, Suzuki, Toyota, Volkswagen and Volvo.

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

Note 2 – Presentation of Consolidated Condensed Financial Statements

As discussed in Exhibit 99.1 of our 2007 Annual Report on Form 10-K, we discovered during the preparation and review of our 2007 income tax provision that we had not properly reconciled our tax liabilities related to the differences between the net book basis and the net tax basis of our depreciable property, plant and equipment. As a result of completing the necessary reconciliations for each year since 2002, we identified errors that impacted our previously filed financial statements for the fiscal years 2003 through 2006 and our previously filed interim financial statements for those years and the first three quarters of 2007 related to our tax liabilities and our income tax provisions.

During the fourth quarter of 2007, we also determined the cumulative impact of known differences in our accounting for our equity method investment in Suoftec Light Metal Products Production and Distribution, Ltd. (Suoftec) and our summary financial information presented for Suoftec, which we considered to be immaterial to any individual reporting period, required restatement.  The errors relate to the quantification and recording of the adjustments to report the Suoftec earnings on the basis of U.S. GAAP versus on the Hungarian accounting rules followed by Suoftec.  These differences principally relate to overhead cost capitalization into inventory and deferred income taxes on property, plant and equipment.  The 2007 U.S. GAAP differences were immaterial to any one interim period and were recorded in the fourth quarter of 2007.

The following tables summarizes the impact of these corrections to our consolidated condensed statement of operations for the fiscal quarter in 2007 and to our consolidated condensed balance sheet as of March 31, 2007 as previously presented in Exhibit 99.1 of our 2007 Annual Report on Form 10-K.  There was no impact to our 2007 interim Net Cash provided by Operating Activities due to the correction of the above errors.

Three Months ended March 31, 2007	As reported	Adjustment	As restated
(Thousands of dollars)
Income tax benefit	$2,610	$197	$2,807
Net income	$1,854	$197	$2,051

Earnings per share:
Basic	$0.07	$0.01	$0.08
Diluted	$0.07	$0.01	$0.08

March 31, 2007	As reported	Adjustments	As restated
(Thousands of dollars)
Income tax receivable	$7,386	$1,027	$8,413
Investments	$42,826	$497	$43,323
Non-current deferred tax asset, net	$11,746	$1,604	$13,350
Accumulated other comprehensive loss	$(41,400)	$(27)	$(41,427)
Retained earnings	$531,638	$3,155	$534,793

During interim periods, we follow the accounting policies set forth in our 2007 Annual Report on Form 10-K and apply appropriate interim financial reporting standards for a fair statement of our operating results and financial position in conformity with accounting principles generally accepted in the United States of America, as indicated below.  Users of financial information produced for interim periods in 2008 are encouraged to read this Quarterly Report on Form 10-Q in conjunction with our consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (SEC) in our 2007 Annual Report on Form 10-K.

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

Rather than utilizing a calendar quarter for our fiscal quarters, we utilize a 4-4-5 convention, with each 13-week quarter generally ending on the last Sunday of March, June, September and December.  Accordingly, our fiscal years comprise the 52-week period ending on the last Sunday in December.  For convenience of presentation in these consolidated condensed financial statements, the number of weeks in and period end dates for all fiscal periods in 2007 and 2008 are as follows:

		Actual	Presented
	Number of	Period	Period
Fiscal Periods	Weeks	End Date	End Date

Fiscal year 2007
First quarter	13	04/01/2007	03/31/2007
Second quarter	13	07/01/2007	06/30/2007
Third quarter	13	09/30/2007	09/30/2007
Fourth quarter	13	12/30/2007	12/31/2007
	52

Fiscal year 2008
First quarter	13	03/30/2008	03/31/2008

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the consolidated condensed statements of operations for the three months ended March 31, 2008 and 2007, (ii) the consolidated condensed balance sheets at March 31, 2008 and December 31, 2007, (iii) the consolidated condensed statements of cash flows for the three months ended March 31, 2008 and 2007, and (iv) the consolidated condensed statement of shareholders’ equity for the three months ended March 31, 2008. The consolidated condensed balance sheet as of December 31, 2007 was derived from our 2007 audited financial statements, but does not include all disclosures required by U.S. GAAP.

Note 3 – Stock-Based Compensation

We have a stock option plan that authorizes us to issue incentive and non-qualified stock options to our directors, officers and key employees totaling up to 3.0 million shares of common stock. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  At March 31, 2008, there were 0.6 million shares available for future grants under this plan. Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant. Options granted to employees generally vest ratably over a four-year period, while options granted to non-employee directors generally vest one year from the date of grant.

During the first three months of 2008, we granted options for a total of 140,000 shares, while in the first three months of 2007, we granted options for a total of 120,000 shares.  The weighted average fair value at the grant date for options issued during the first three months of 2008 and 2007 was $4.48 and $6.07 per option, respectively. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for 2008 and 2007, respectively: (a) dividend yield on our common stock of 3.25 percent and 3.32 percent; (b) expected stock price volatility of 30.7 percent and 30.8 percent; (c) a risk-free interest rate of 3.15 percent and 4.70 percent; and (d) an expected option term of 7.3 years for both periods.  For the three months ended March 31, 2008, options for 9,625 shares were exercised and there were no options exercised during the three months ended March 31, 2007.

For the three months ended March 31, 2008 and 2007, stock-based compensation expense related to our stock option plan under Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), was allocated as follows:

	Three Months Ended
	March 31,
(Thousands of dollars)	2008	2007

Cost of sales	$107	$191
Selling, general and administrative	524	733

Stock-based compensation expense before income taxes	631	924
Income tax benefit	(197)	(334)

Stock-based compensation expense after income taxes	$434	$590

As of March 31, 2008, a total of $4.7 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.9 years.

There were no significant capitalized stock-based compensation costs at March 31, 2008 and December 31, 2007.

We received cash totaling $169,000 from stock options exercised during the first three months of 2008 and no stock options were exercised in the first three months of 2007.

Note 4 - New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The adoption of the applicable provisions of SFAS No. 157 as of January 1 2008, did not have a material impact on our consolidated results of operations or statement of financial position.  In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The FASB also decided to amend SFAS No. 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.  We do not expect that the adoption of the provisions of SFAS No. 157 for nonfinancial assets and liabilities measured on a nonrecurring basis will have a material impact on our consolidated results of operations or statement of financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This Statement replaces SFAS No. 141, “Business Combinations,” (SFAS No. 141), and defines the acquirer as the entity that obtains control of one or more business in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. This Statement applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect that the adoption of SFAS No. 141 will have a material impact on our consolidated results of operations or statement of financial position.

Note 5 – Business Segments

Each of our plants manufactures similar aluminum automotive road wheels, utilizes similar production processes and distribution methods, sells to many of the same OEM customers and faces similar variations in product demand levels. In order to effectively manage our overall business, we must maintain the ability to allocate production and resources interchagably among our plants as necessary. Accordingly, we have only one reportable segment – automotive road wheels. We assess operating performance and make operating decisions at this segment level and allocate resources among individual plants as deemed necessary to meet both customer requirements and our overall segment financial objectives.

Net sales and net property, plant and equipment by geographic area are summarized below:

	Three Months Ended
	March 31,
(Thousands of dollars)	2008	2007

Net sales:
U.S.	$127,906	$148,264
Mexico	94,332	96,611
Consolidated net sales	$222,238	$244,875

	March 31,	December 31,
(Thousands of dollars)	2008	2007

Property, plant and equipment, net:
U.S.	$110,508	$116,599
Mexico	186,245	185,654
Consolidated property, plant and equipment, net	$296,753	$302,253

Note 6 - Revenue Recognition

Sales of products and any related costs are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Wheel program development revenues, representing internal development expenses and initial tooling that are reimbursable by our customers, are recognized as such related costs and expenses are incurred and recoverability is probable, generally upon receipt of a customer purchase order.  Wheel program development revenues totaled $3.5 million and $3.6 million for the three months ended March 31, 2008 and 2007, respectively.

Note 7 – Earnings Per Share

In accordance with the provisions of SFAS No. 128, “Earnings Per Share,” basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share includes the dilutive effect of outstanding stock options, calculated using the treasury stock method. Of the 3.3 million stock options outstanding at March 31, 2008, 2.4 million shares had an exercise price greater than the weighted average market price of the stock for the period and were excluded in the calculation of diluted earnings per share for that period.  Summarized below are the calculations of basic and diluted earnings per share for the respective periods:

	Three Months Ended
	March 31,
(In Thousands, except per share amounts)	2008	2007
Basic Earnings Per Share:		As restated
Reported net income	$3,179	$2,051

Weighted average shares outstanding	26,639	26,610

Basic earnings per share	$0.12	$0.08

Diluted Earnings per Share:
Reported net income	$3,179	$2,051

Weighted average shares outstanding	26,639	26,610
Weighted average dilutive stock options	3	6

Weighted average shares outstanding plus dilutive stock options	26,642	26,616

Diluted earnings per share	$0.12	$0.08

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

The income tax (provision) benefit on income before income taxes and equity earnings for the three months ended March 31, 2008 was a provision of $(2.6) million compared to a benefit of $2.8 million for the same period in 2007. As of the end of March 2008, the estimated annualized effective tax rate for the year was 51.9 percent compared to the 39.6 percent rate estimated at the same time a year ago. For the first quarter of 2008, this required a tax provision before discrete items of $(1.9) million. Discrete items during the current period, which totaled an additional provision of $(0.7) million, were principally for increases in our liabilities for uncertain tax positions. For the first quarter of 2007, the estimated annualized effective tax rate of 39.6 percent resulted in a benefit before discrete items during the period of $0.6 million. Discrete items in the first quarter of 2007, which totaled $2.2 million, related principally to refunds from prior year amended returns of $0.6 million, decreases in valuation reserves of $0.3 million and decreases in our liabilities for uncertain tax positions of $1.0 million, due principally to the expiration of a statute of limitations.

Within the next twelve month period ending March 31, 2009, it is reasonably possible that up to $3.7 million of unrecognized tax benefits will be recognized due to the expiration of certain statutes of limitation. We recognize interest and penalties that are accrued related to unrecognized tax benefits in income tax expense.

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

Superior Industries International, Inc. and Subsidiaries are under audit for 2004 through 2006 tax years by the Internal Revenue Service (IRS).  It is expected that the examination phase will conclude during the third quarter of 2008.  In addition, the 2003 income tax return of Superior Industries de Mexico S.A. de C.V is under review by Mexico’s Tax Administration Service (Servicio de Administracion Tributaria).  However, it is not reasonably possible to quantify at this time any estimated reductions in the recognized or unrecognized tax benefits.

Note 9 – Equity in Earnings of Joint Ventures and Other Income (Expense), net

Included below are summary statements of operations for Suoftec , our 50 percent owned joint venture in Hungary, which manufactures cast and forged aluminum wheels principally for the European automobile industry.  Being 50 percent owned and non-controlled, Suoftec is not consolidated, but accounted for using the equity method.

	Three Months Ended
	March 31,
(Thousands of dollars)	2008	2007

Net sales	$44,120	$36,531
Cost of sales	37,869	35,043

Gross profit	6,251	1,488
Selling, general and administrative expenses	688	443

Income from operations	5,563	1,045
Other income (expense), net	(16)	130

Income before income taxes	5,547	1,175
Income tax provision	(1,059)	(213)

Net income	$4,488	$962

Superior's share of Suoftec net income	$2,244	$481
Intercompany profit elimination	(159)	310
Superior's equity in earnings of Suoftec	2,085	791
Equity in earnings of Topy-Superior Ltd	-	27

Total equity in earnings of joint ventures	$2,085	$818

In the first quarter of 2007, we sold available-for-sale corporate equity securities realizing a $2.4 million gain that was included in other income (expense), net.

Note 10 – Accounts Receivable

	March 31,	December 31,
(Thousands of dollars)	2008	2007

Trade receivables	$133,863	$119,175
Wheel program development receivables	6,714	5,102
Receivable from Suoftec	1,090	557
Current portion of note receivable	1,000	-
Other receivables	3,544	3,297

	146,211	128,131

Allowance for doubtful accounts	(2,289)	(2,427)

Accounts receivable, net	$143,922	$125,704

Note 11 – Inventories

	March 31,	December 31,
(Thousands of dollars)	2008	2007

Raw materials	$16,742	$16,482
Work in process	30,052	30,004
Finished goods	56,368	60,684

Inventories, net	$103,162	$107,170

Note 12 – Property, Plant and Equipment

	March 31,	December 31,
(Thousands of dollars)	2008	2007

Land and buildings	$95,408	$94,610
Machinery and equipment	524,292	519,869
Leasehold improvements and others	14,028	14,055
Construction in progress	28,509	29,739

	662,237	658,273
Accumulated depreciation	(365,484)	(356,020)

Property, plant and equipment, net	$296,753	$302,253

Depreciation expense was $11.3 million and $10.1 million for the three months ended March 31, 2008 and 2007, respectively.

Note 13 – Retirement Plans

We currently have individual Salary Continuation Agreements with each of our directors, officers, and other key members of management who are participants in our unfunded supplemental executive retirement program. Due to recent changes in the tax law, payments made under this program could be subject to substantial new taxes for the participants, which may be avoided if these agreements are amended or are replaced by a plan that complies with this tax law. Accordingly, we have now offered affected participants the opportunity to terminate their individual Salary Continuation Agreements and become a participant in a new unfunded Salary Continuation Plan (Plan), a copy of which is included as Exhibit 10.1 to this Quarterly Report on Form 10-Q. Similar to the terms of the Salary Continuation Agreements, the Plan provides to those participants meeting specified vesting requirements a monthly benefit amount equal to 30 percent of the participant’s final average compensation during the last thirty-six months of service.

Plan benefits become payable upon the participant’s death or disability, if still an active employee, or upon attaining the specified retirement date - age 65, if no longer employed by the company. Benefit payments will generally commence on the first day of the month coinciding with or next following the participant’s retirement date, and shall continue for a period of not less than 120 months or until participant’s death, if later. However, in the case of certain participants who are specified employees, as defined in the Plan, on their retirement date, all or a portion of their benefit payments will not occur until six months following the date of separation from service. We may, solely at our discretion, purchase life insurance policies on the participants to provide for future liabilities.  For the three months ended March 31, 2008, payments to retirees or their beneficiaries approximating $203,000 have been made in accordance with our supplemental executive retirement program.  We presently anticipate benefit payments in 2008 to total $855,000.

	Three Months Ended
	March 31,
(Thousands of dollars)	2008	2007

Service cost	$118	$137
Interest cost	289	280
Net amortization	42	48
Net periodic pension cost	$449	$465

Note 14 – Commitments and Contingencies

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

The plaintiffs purported to base their claims against the individual defendants on allegations that the grant dates for some of the options granted to certain company directors, officers and employees occurred prior to upward movements in the stock price, and that the stock option grants were not properly accounted for in the company’s financial reports and not properly disclosed in the company’s SEC filings.  The company and the individual defendants filed motions to dismiss plaintiffs’ consolidated complaint on May 14, 2007.  In an order dated August 9, 2007, the court granted Superior's motion to dismiss the consolidated complaint, and granted the plaintiffs leave to file an amended complaint.

On August 29, 2007, the plaintiffs filed an amended consolidated complaint that was substantially similar to the prior consolidated complaint.  In response, the company and the individual defendants filed motions to dismiss on September 21, 2007.  In an order dated April 14, 2008, the court granted again Superior's motion to dismiss the amended consolidated complaint. On May 5, 2008, the plaintiff filed a verified second amended consolidated shareholder derivative complaint that alleges claims substantially similar to the prior complaints.  Because this litigation remains at a preliminary stage,  it would be premature to anticipate the probable outcome of this case and whether such an outcome would be materially adverse to the company.

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

Subject to certain conditions, both parties agreed to the mediator’s proposal and executed a Settlement Term Sheet on August 22, 2007.  The parties submitted the proposed settlement for preliminary approval with the Superior Court of Los Angeles County, which granted preliminary approval on December 19, 2007.   On March 17, 2008, the court granted final approval of the proposed settlement, thereby giving the settlement class until May 16, 2008 to appeal the court’s order.  During 2007, we estimated that our expected liability would be $2.2 million and, accordingly, recorded a charge of that amount to selling, general and administrative expenses.

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

We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies – the Mexican peso and the euro. The value of the Mexican peso relative to the U.S. dollar for the first three months of 2008 increased approximately 2 percent.  The value of the euro relative to the U.S. dollar increased approximately 8 percent during the first three months of 2008.  Foreign currency transaction gains and losses, which are included in other income (expense), net in the consolidated condensed statements of operations, have not been material.

When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as derivatives. We currently have several purchase agreements for the delivery of natural gas during 2008.  The contract value and fair value of these purchase commitments approximated $7.0 million and $9.4 million, respectively, at March 31, 2008.  Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We may from time to time make written or oral statements that are “forward-looking”, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements contained in this report and other filings with the Securities and Exchange Commission and reports and other public statements to our shareholders. These statements may, for example, express expectations or projections about future actions or results that we may anticipate but, due to developments beyond our control, do not materialize. Actual results could differ materially because of issues and uncertainties such as those listed herein, which, among others, should be considered in evaluating our financial outlook. The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in the automotive industry, increased global competitive pressures, our dependence on major customers and third party suppliers and manufacturers, our exposure to foreign currency fluctuations, and other factors or conditions described in Item 1A – Risk Factors in Part II of this Quarterly Report on Form 10-Q and in Item 1A – Risk Factors in Part I of our 2007 Annual Report on Form 10-K.  We assume no obligation to update publicly any forward-looking statements.

Executive Overview

Overall North American production of passenger cars and light trucks in the first quarter was reported by industry publications as being down approximately 8.7 percent versus the same period a year ago, compared to a 9.8 percent decrease for our unit shipments in the same period. However, production of the specific passenger cars and light trucks using our wheel programs decreased 11.7 percent compared to our 9.8 percent decrease in unit shipments. North American production and our unit shipments in the current period were impacted negatively by the United Auto Workers (UAW) strike against American Axle & Manufacturing Holdings, Inc., (American Axle) which idled approximately 30 GM plants. Approximately half of our decrease in unit shipments in the current quarter was caused specifically by this situation. Consolidated revenues in the first quarter of 2008 decreased 9.2 percent from the same period in 2007, while gross profit increased to 4.2 percent of net sales from 0.9 percent of net sales a year ago. Income from operations increased to $3.2 million from a loss of $4.8 million a year ago, net income increased to $3.2 from $2.1 million in 2007, and diluted earnings per share was $0.12 compared to $0.08 per share a year ago.

Results of Operations

	Three Months Ended
Selected data	March 31,
(Thousands of dollars, except per share amounts)	2008	2007
		As restated
Net sales	$222,238	$244,875
Gross profit	$9,386	$2,145
Percentage of net sales	4.2%	0.9%
Income (loss) from operations	$3,176	$(4,770)
Percentage of net sales	1.4%	-1.9%
Net income	$3,179	$2,051
Percentage of net sales	1.4%	0.8%
Diluted earnings per share	$0.12	$0.08

Sales

Consolidated revenues in the first quarter of 2008 decreased $22.7 million, or 9.2 percent, to $222.2 million from $244.9 million in the same period a year ago. Wheel program development revenues totaled $3.5 million in the first quarter of 2008 and $3.6 million in the first quarter of 2007, while wheel sales decreased $22.6 million, or 9.3 percent, to $218.7 million from $241.3 million in the first quarter a year ago, as our wheel shipments decreased by 9.8 percent. The average selling price of our wheels increased less than 1 percent in the current quarter as the continued shift in sales mix to larger, higher-priced wheels offset the 3.5 percent decrease in the pass-through price of aluminum in the current quarter.

According to WARD’s AutoInfoBank, an industry data publication, overall North American production of light trucks and passenger cars during the first quarter of 2008 decreased approximately 8.7 percent, compared to our 9.8 percent decrease in aluminum wheel shipments. However, production of the specific passenger cars and light trucks using our wheel programs decreased 11.7 percent compared to our 9.8 percent decrease in unit shipments. As indicated above, the UAW strike against American Axle, which idled approximately 30 GM plants, impacted total North American production of light trucks and our unit shipments in the current quarter. Slightly more than half of our 9.8 percent decrease in unit shipments was due specifically to the strike. Additionally, our first quarter of 2007 sales included a higher than normal amount of takeover business that we were awarded from other suppliers in our industry.

Shipments to GM decreased to 35 percent of total OEM unit shipments from 39 percent in the first quarter of 2007, while shipments to Ford decreased to 28 percent from 32 percent a year ago. Shipments to Chrysler increased to 15 percent of total OEM unit shipments during the quarter from 12 percent a year ago and shipments to international customers increased to 22 percent from 17 percent a year ago. The principal unit shipment decreases in the current period compared to a year ago were for GM’s GMT 800/900 platform, Chevy Trail Blazer and Hummer, Ford’s Expedition, Mustang and Mercury Grand Marquis, Chrysler’s Jeep Grand Cherokee, and Nissan’s Sentra. The principal unit shipment increases in the current period compared to a year ago were for GM’s Malibu and Impala, Ford’s Fusion and Focus, Chrysler’s 300 and Dodge’s Journey and Magnum/Charger, Nissan’s Altima and Toyota’s Avalon.

Gross Profit

Consolidated gross profit increased $7.2 million for the first quarter of 2008 to $9.4 million, or 4.2 percent of net sales, compared to a $2.1 million, or 0.9 percent of net sales, for the same period a year ago.  Despite the impact of the American Axle strike on our shipments to GM during the first quarter of 2008, the continued progress made towards resolving certain production inefficiencies in several of our facilities contributed to the increased gross profit in the current period. As indicated in our fourth quarter of 2007, when we reported a 5 percent gross margin, the benefits experienced from the steps taken earlier that year to achieve sustainable optimized manufacturing and performance levels have also continued into 2008. The American Axle strike impacted our unit shipments by approximately 6 percent in the current quarter. Had this not occurred, our gross margin would have been comparable to that in the fourth quarter of 2007.

We are continuing to implement action plans to improve operational performance and mitigate the impact of the severe pricing environment in which we now operate. We must emphasize, however, that while we continue to reduce costs through process automation and identification of industry best practices, the pace of global pricing pressures may continue at a rate faster than our progress on achieving cost reductions for an indefinite period of time.  This is due to the slow and methodical nature of developing and implementing these cost reduction programs. In addition, fixed-price natural gas contracts that expire at the end of 2008 may expose us to higher costs that cannot be immediately recouped in selling prices. The impact of these factors on our future financial position, results of operations and cash flows may be negative, to an extent that cannot be predicted, and we may not be able to implement sufficient cost-saving strategies to mitigate any future impact.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2008 were $6.2 million, or 2.8 percent of net sales, compared to $6.9 million, or 2.8 percent of net sales, in the same period in 2007.  The reductions in accruals related to professional fees and doubtful accounts were the main contributors to our overall decrease in selling, general and administrative expense in the first quarter of 2008 compared to the same period last year.

Interest Income, Net and Other Income (Expense), Net

Net interest income for the first quarter increased to $1.0 million from $0.8 million a year ago.  The increase in net interest income in the 2008 was due primarily to an increase in the average amount of cash invested during the period offsetting the decrease in the average rate of interest earned during the period. The increase in the average amount of cash invested was due principally to the lower cash requirements to fund capital expenditures.

Other income (expense), net for the first three months of 2007 included a $2.4 million gain on sale of an available-for-sale security.

Equity in Earnings of Joint Ventures

Equity in earnings of joint ventures is represented principally by our share of the equity earnings of our 50-percent owned joint venture in Hungary, Suoftec. Our share of Suoftec’s net income totaled $2.2 million in the first quarter of 2008 compared to $0.5 million in 2007.  Including an adjustment for the elimination of intercompany profits in inventory, our adjusted equity earnings of this joint venture was $2.1 million in the first quarter of 2008 and $0.8 million in the first quarter of 2007.

Suoftec Joint Venture
Net sales of our 50 percent owned joint venture Suoftec increased $7.6 million, or 20.8 percent, to $44.1 million in the first three months of 2008 compared to $36.5 million last year.  The increase in net sales was due to the 9.2 percent increase in units shipped and the 13.9 percent increase in the average euro to U.S. dollar exchange rate, partially offset by 3.2 percent decrease in the average euro selling price.

Gross profit in the first quarter increased to $6.3 million, or 14.1 percent of net sales, compared to $1.5 million, or 4.1 percent of net sales, for the same quarter of last year.  The main contributors to the increase in gross profit this quarter compared to the same quarter last year were the 9.2 percent increase in units shipped, the 13.6 percent decrease in the price of raw materials and the increase in the average euro to U.S. dollar exchange rate.

Selling, general and administrative expenses this quarter increased to $0.7 million from $0.4 million in the same quarter last year.  The $0.3 million increase in selling, general and administrative expenses was principally due to the increase in the average euro to U.S. dollar exchange rate coupled with increases in professional fees and sales commission totaling approximately $0.1 million.

Suoftec’s net income was $4.5 million in the first quarter of 2008 compared to $1.0 million in the same quarter last year.  The 13.9 percent increase in the average euro to U.S. dollar exchange rate impacted Suoftec’s net income favorably by approximately $0.5 million.

Income Tax (Provision) Benefit

The income tax (provision) benefit on income before income taxes and equity earnings for the three months ended March 31, 2008 was a provision of $(2.6) million compared to a benefit of $2.8 million for the same period in 2007. As of the end of March 2008, the estimated annualized effective tax rate for the year was 51.9 percent compared to the 39.6 percent rate estimated at the same time a year ago. For the first quarter of 2008, this required a tax provision before discrete items of $(1.9) million. Discrete items during the current period, which totaled an additional provision of $(0.7) million, were principally for increases in our liabilities for uncertain tax positions. As of the end of the first quarter of 2007, the estimated annualized effective tax rate of 39.6 percent resulted in a benefit before discrete items during the period of $0.6 million. Discrete items in the first quarter of 2007, which totaled $2.2 million, related principally to refunds from prior year amended returns of $0.6 million, decreases in valuation reserves of $0.3 million and decreases in our liabilities for uncertain tax positions of $1.0 million, due principally to the expiration of a statute of limitations.

Within the next twelve month period ending March 31, 2009, it is reasonably possible that up to $3.2 million of unrecognized tax benefits will be recognized due to the expiration of certain statutes of limitation. We recognize interest and penalties that are accrued related to unrecognized tax benefits in income tax expense. See Note 8 – Income Taxes for further discussion of accounting for unrecognized tax benefits and other income tax matters.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, net cash provided by operating activities and other external sources of funds. Working capital and the current ratio were $271.7 million and 3.8:1, respectively, at March 31, 2008, versus $260.5 million and 3.7:1 at December 31, 2007. We have no long-term debt. As of March 31, 2008, our cash and cash equivalents totaled $105.2 million compared to $106.8 million at December 31, 2007, and $58.6 million at March 31, 2007. The increase in cash and cash equivalents since March 31, 2007, was due principally to reduced funding requirements of capital expenditures in the latter half of 2007, primarily related to our recently constructed state-of-the-art wheel facility in Chihuahua, Mexico. Additionally, with the closure of our Johnson City, Tennessee, wheel facility in 2007, much of that plant’s recently purchased equipment was transferred to other wheel facilities, thereby further reducing capital requirements. Accordingly, despite the reduced profitability experienced the last few years, for the foreseeable future, we currently expect all working capital requirements, funds required for investing activities, cash dividend payments and repurchases of our common stock to be funded from internally generated funds or existing cash and cash equivalents.

Net cash provided by operating activities increased $11.2 million to $5.5 million for the three months ended March 31, 2008, compared to the net cash used in operating activities of $5.7 million a year ago.  The change in net income after adjusting for the change in non-cash items increased net cash provided by operating activities by $0.1 million, and the changes in operating assets and liabilities were a further increase of $11.1 million.  The principal favorable changes in operating assets and liabilities were the changes in accounts receivable of $16.5 million, liabilities for uncertain tax positions and related interest and penalties of $8.1 million and in inventories, income taxes and other assets totaling $10.3 million.  These favorable changes were offset by unfavorable changes in the funding requirements of accounts payable and other liabilities of $22.2 million and $1.6 million, respectively.

The principal investing activities during the three months ended March 31, 2008, were funding $3.1 million of capital expenditures and proceeds from the sale of fixed assets of $0.1 million. Similar investing activities during the same period a year ago included, funding of $14.5 million of capital expenditures, proceeds from held-to-maturity securities of $9.8 million and proceeds from the sale of available-for-sale securities of $4.9 million. Capital expenditures in the current period include approximately $2.4 million for our new wheel manufacturing facility in Chihuahua, Mexico, compared to $10.9 million in the same period a year ago. The remainder of the capital expenditures in both periods was for ongoing improvements to our existing facilities, none of which were individually significant.

Financing activities during the three months ended March 31, 2008 and March 31, 2007 consisted primarily of the payment of cash dividends on our common stock totaling $4.3 million in both periods.  In addition, $0.2 million was received from the exercise of stock options during the three months ended March 31, 2008.

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

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The adoption of the applicable provisions of SFAS No. 157 as of January 1, 2008 did not have a material impact on our consolidated results of operations or statement of financial position.  In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The FASB also decided to amend SFAS No. 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.  We do not expect that the adoption of the provisions of SFAS No. 157 for nonfinancial assets and liabilities measured on a nonrecurring basis will have a material impact on our consolidated results of operations or statement of financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This Statement replaces SFAS No. 141, “Business Combinations,” (SFAS No. 141), and defines the acquirer as the entity that obtains control of one or more business in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. This Statement applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141 will have a material impact on our consolidated results of operations and statement of financial position.

Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products.

We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies – the Mexican peso and the euro. The value of the Mexican peso relative to the U.S. dollar for the first three months of 2008 increased approximately 2 percent.  The value of the euro relative to the U.S. dollar increased approximately 8 percent for the first three months of 2008.  Foreign currency transaction gains and losses, which are included in other income (expense) in the consolidated condensed statements of operations, have not been material.

When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as derivatives. We currently have several purchase agreements for the delivery of natural gas during 2008.  The contract value and fair value of these purchase commitments approximated $7.0 million and $9.4 million, respectively, at March 31, 2008.  Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management”.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 30, 2008.  Based on this evaluation, the CEO and CFO concluded that, as of March 30, 2008, the company's disclosure controls and procedures were not effective based on the material weakness described below.

Notwithstanding the material weakness that existed at March 30, 2008 as described below, management has concluded that the consolidated condensed financial statements, and other financial information included in this report, fairly present in all material respects in accordance with accounting principles generally accepted in the United States of America our financial condition, results of operations and cash flows as of, and for, the periods presented in this report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changing conditions, or that the degree of compliance with policies or procedure may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  Management identified the following material weakness in the company’s internal control over financial reporting as of March 30, 2008:

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

The material weakness above, as reported in our 2007 Annual Report on Form 10-K, was originally identified during management’s evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2007.

Remediation Steps to Address the Material Weakness

Summarized below are the measures we will undertake in an effort to remediate the material weakness described above. We will continue to evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and will take further action as appropriate.

We are developing a documented workflow process to ensure that the appropriate procedures relating to the completion of an accurate income tax provision and recording of the required adjustments to the related tax accounts take place on a quarterly basis. These procedures will include a review by our Director of Tax, who has the requisite knowledge and experience in accounting for income taxes, as well as an independent review of the process and final income tax provision by our CFO.

 Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

Information regarding reportable legal proceedings is contained in Item 3 - Legal Proceedings in Part I of our 2007 Annual Report on Form 10-K and in Note 14 – Commitments and Contingencies of this Quarterly Report on Form 10-Q.  On August 29, 2007, the plaintiffs filed an amended consolidated complaint that was substantially similar to the prior consolidated complaint in the matter In re Superior Industries International, Inc. Derivative Litigation.  In response, the company and the individual defendants filed motions to dismiss on September 21, 2007.  In an order dated April 14, 2008, the court granted again Superior's motion to dismiss the amended consolidated complaint. On May 5, 2008, the plaintiff filed a verified second amended consolidated shareholder derivative complaint that alleges claims substantially similar to the prior complaints.  Because this litigation remains at a preliminary stage, it would be premature to anticipate the probable outcome of this case and whether such an outcome would be materially adverse to the company.

Other than the above, there were no material developments during the current quarter that require us to amend or update descriptions of legal proceedings previously reported in our 2007 Annual Report on Form 10-K.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A – Risk Factors in Part I of our 2007 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our common stock during the first quarter of 2008.

Item 6.  Exhibits

10.1	Salary Continuation Plan of The Registrant dated March 28, 2008 (filed herewith).

31.1
Certification of Steven J. Borick, Chairman, Chief Executive Officer and President, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certification of Erika H. Turner, Chief Financial Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC. (Registrant)

Date: May 9, 2008	/s/ Steven J. Borick
Steven J. Borick Chairman, Chief Executive Officer and President

Date: May 9, 2008	/s/ Erika H. Turner
Erika H. Turner Chief Financial Officer