Form 10-Q
period 2008-06-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2008-08-08
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2008

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

Number of shares of $0.50 par value common stock outstanding as of July 27, 2008: 26,658,940

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Condensed Consolidated Statements of Operations
(Thousands of dollars, except per share data)
(Unaudited)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
		As Restated		As Restated

NET SALES	$217,385	$255,217	$439,623	$500,092
Cost of sales	205,331	241,639	418,183	484,369

GROSS PROFIT	12,054	13,578	21,440	15,723

Selling, general and administrative expenses	6,900	9,037	13,110	15,952

INCOME (LOSS) FROM OPERATIONS	5,154	4,541	8,330	(229)

Interest income, net	706	1,066	1,686	1,888
Other income (expense), net	(1,464)	(486)	(1,906)	1,888

INCOME BEFORE INCOME
TAXES AND EQUITY EARNINGS	4,396	5,121	8,110	3,547

Income tax benefit (provision)	79	(2,620)	(2,541)	187
Equity in earnings of joint ventures	620	731	2,705	1,549

NET INCOME	$5,095	$3,232	$8,274	$5,283

EARNINGS PER SHARE - BASIC	$0.19	$0.12	$0.31	$0.20

EARNINGS PER SHARE - DILUTED	$0.19	$0.12	$0.31	$0.20

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16	$0.32	$0.32

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Balance Sheets
(Thousands of dollars, except per share data)
(Unaudited)
	June 29, 2008	December 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$98,110	$106,769
Accounts receivable, net	149,811	125,704
Inventories, net	104,088	107,170
Income taxes receivable	2,021	6,677
Deferred income taxes	9,172	6,569
Other current assets	9,512	3,190
Total current assets	372,714	356,079

Property, plant and equipment, net	294,927	302,253
Investments	57,509	51,055
Noncurrent deferred income taxes	24,061	12,673
Other assets	6,770	7,862

Total assets	$755,981	$729,922

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,160	$51,603
Accrued expenses	44,735	43,993
Total current liabilities	85,895	95,596

Noncurrent tax liabilities	60,804	62,223
Noncurrent deferred income taxes	23,598	-
Executive retirement liabilities	21,589	21,530
Commitments and contingencies (Note 15)
Shareholders' equity:
Preferred stock, $25.00 par value
Authorized - 1,000,000 shares
Issued - none	-	-
Common stock, $0.50 par value
Authorized - 100,000,000 shares
Issued and outstanding - 26,658,940 shares
(26,633,440 shares at December 30, 2007)	13,329	13,317
Additional paid-in capital	40,074	38,516
Accumulated other comprehensive loss	(16,372)	(28,578)
Retained earnings	527,064	527,318
Total shareholders' equity	564,095	550,573

Total liabilities and shareholders' equity	$755,981	$729,922

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Cash Flows
(Thousands of dollars)
(Unaudited)
	Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007

NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,141	$39,007

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(5,855)	(29,417)
Proceeds from sales of fixed assets	133	-
Proceeds from a held-to-maturity security	-	9,750
Proceeds from sale of available-for-sale securities	-	4,927

NET CASH USED IN INVESTING ACTIVITIES	(5,722)	(14,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(8,528)	(8,510)
Stock options exercised	450	41

NET CASH USED IN FINANCING ACTIVITIES	(8,078)	(8,469)

Net increase (decrease) in cash and cash equivalents	(8,659)	15,798

Cash and cash equivalents at the beginning of the period	106,769	68,385

Cash and cash equivalents at the end of the period	$98,110	$84,183

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(Thousands of dollars, except per share data)
(Unaudited)
				Accumulated
	Common Stock		Additional	Other
	Number of		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total

BALANCE AT
DECEMBER 30, 2007	26,633,440	$13,317	$38,516	$(28,578)	$527,318	$550,573

Comprehensive income:
Net income	-	-	-	-	8,274	8,274

Other comprehensive income, net of tax:
Foreign currency translation
adjustment	-	-	-	12,157	-	12,157
Net actuarial loss on pension obligation	-	-	-	49	-	49
Total comprehensive income (a)						20,480

Stock-based compensation
expense	-	-	1,208	-	-	1,208

Stock options exercised	25,500	12	437	-	-	449

Tax impact of stock options
exercised	-	-	(87)	-	-	(87)

Cash dividend declared
($0.32 per share)	-	-	-	-	(8,528)	(8,528)
BALANCE AT
JUNE 29, 2008	26,658,940	$13,329	$40,074	$(16,372)	$527,064	$564,095

(a)	Comprehensive income, net of tax was $6,019,000 for the twenty-six weeks ended July 1, 2007, which included: net income of $5,283,000, foreign currency translation adjustment gain of $2,235,000, a reclassification of realized gain on available-for-sale securities of $(1,498,000) and an unrealized loss on available-for-sale securities of $(1,000).

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Notes to Condensed Consolidated Financial Statements
June 29, 2008
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

Ford Motor Company (Ford), General Motors Corporation (GM) and Chrysler LLC (Chrysler) together represented approximately 80 percent of our total wheel sales during the first two fiscal quarters of 2008 and 82 percent of annual wheel sales for the 2007 fiscal year. The loss of all or a substantial portion of our sales to Ford, GM or Chrysler would have a significant adverse impact on our financial results, unless the lost volume could be replaced. This risk is partially mitigated due to the long term relationships with these customers and the fact that our supply arrangements with them are generally for multi-year periods.  However, situations such as the recent consumer shift away from SUVs and trucks to more fuel-efficient vehicles and continued global competitive pricing pressures may make it more difficult to maintain these long-term arrangements and there are no guarantees that similar arrangements could be negotiated in the future.  We expect this recent shift to more fuel-efficient vehicles and the global competitive pricing pressures to continue in the foreseeable future.  Including our 50 percent owned joint venture in Europe, we also manufacture aluminum wheels for Audi, BMW, Fiat, Jaguar, Land Rover, Mazda, Mercedes Benz, Mitsubishi, Nissan, Seat, Skoda, Subaru, Suzuki, Toyota, Volkswagen and Volvo.

The availability and demand for aluminum wheels are subject to unpredictable factors, such as changes in the general economy, the automobile industry, gasoline prices and consumer interest rates. The raw materials used in producing our products are readily available and are obtained through numerous suppliers with whom we have established trade relations.

Note 2 – Out-of-Period Adjustments

During the second quarter of 2008, we identified errors totaling $1.3 million in the timing of recognition of revenues related to tooling reimbursement.  Of this error, $1.0 million should have been recorded as an increase to the revenue line in the prior quarter and the remaining $0.3 million should have been recorded as an increase to the revenue line in the prior year.  The second quarter of 2008 also included a $0.2 million expense for taxes other than income that should have been recorded in the first quarter of 2008.  Management has concluded that the impact of these errors are not material to the consolidated financial statements for the thirteen and twenty-six week periods ended June 29, 2008, the thirteen-week period ended March 30, 2008, the estimated full year 2008 or for the fourth quarter and year ended December 31, 2007.  As these errors are not material to the consolidated financial statements, the corrections have been recorded in the second quarter of 2008.

Note 3 – Presentation of Condensed Consolidated Financial Statements

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

During the fourth quarter of 2007, we also determined the cumulative impact of known differences in our accounting for our equity method investment in Suoftec Light Metal Products Production and Distribution, Ltd. (Suoftec) and our summary financial information presented for Suoftec, which we considered to be immaterial to any individual reporting period, required restatement.  The errors relate to the quantification and recording of the adjustments to report the Suoftec earnings on the basis of accounting principles generally accepted in the United States of America (U.S. GAAP) versus on the Hungarian accounting rules followed by Suoftec.  These differences principally relate to overhead cost capitalization into inventory and deferred income taxes on property, plant and equipment.  The 2007 U.S. GAAP differences were immaterial to any one interim period and were recorded in the fourth quarter of 2007.

The following tables summarize the impact of the tax basis error corrections to our condensed consolidated statement of operations for the thirteen and twenty-six week periods ended July 1, 2007 and to our condensed consolidated balance sheet as of July 1, 2007 as previously presented in Exhibit 99.1 of our 2007 Annual Report on Form 10-K.  There was no impact to our 2007 interim Net Cash provided by Operating Activities due to the correction of the above errors.

(Thousands of dollars)	For Thirteen Weeks Ended July 1, 2007			For Twenty-Six Weeks Ended July 1, 2007
	As reported	Adjustment	As restated	As reported	Adjustment	As restated

Income tax (provision) benefit	$(2,817)	$197	$(2,620)	$(207)	$394	$187
Net income	$3,035	$197	$3,232	$4,889	$394	$5,283

Earnings per share:
Basic	$0.11	$0.01	$0.12	$0.18	$0.02	$0.20
Diluted	$0.11	$0.01	$0.12	$0.18	$0.02	$0.20

July 1, 2007	As Reported	Adjustments	As Restated
(Thousands of dollars)
Income tax receivable	$8,387	$1,027	$9,414
Investments	$43,974	$502	$44,476
Noncurrent deferred tax asset, net	$11,894	$1,801	$13,695
Accumulated other comprehensive loss	$(36,371)	$(22)	$(36,393)
Retained earnings	$530,415	$3,352	$533,767

During interim periods, we follow the accounting policies set forth in our 2007 Annual Report on Form 10-K and apply appropriate interim financial reporting standards for a fair statement of our operating results and financial position in conformity with U.S. GAAP as indicated below.  Users of financial information produced for interim periods in 2008 are encouraged to read this Quarterly Report on Form 10-Q in conjunction with our consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (SEC) in our 2007 Annual Report on Form 10-K.

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

We use a 4-4-5 convention for our fiscal quarters which are thirteen week periods generally ending on the last Sunday of each calendar quarter.  We refer to these thirteen week fiscal periods as “quarters” throughout this report.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated statements of operations for the thirteen week periods ended June 29, 2008 and July 1, 2007, (ii) the condensed consolidated balance sheets at June 29, 2008 and December 30, 2007, (iii) the condensed consolidated statements of cash flows for the twenty-six week periods ended June 29, 2008 and July 1, 2007, and (iv) the condensed consolidated statement of shareholders’ equity for the twenty-six week period ended June 29, 2008. The condensed consolidated balance sheet as of December 30, 2007 was derived from our 2007 audited financial statements, but does not include all disclosures required by U.S. GAAP.

Note 4 – Stock-Based Compensation

We have an equity incentive plan that authorizes us to issue incentive and non-qualified stock options, as well as stock appreciation rights, restricted stock and performance units to our non-employee directors, officers,  employees and consultants totaling up to 3.5 million shares of common stock. No more than 100,000 shares may be used under such plan as “full value” awards, which include restricted stock and performance units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  At June 29, 2008, there were 3.5 million shares available for future grants under this plan. Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant. Options granted to employees generally vest ratably over a four-year period, while options granted to non-employee directors generally vest one year from the date of grant.

During the first two quarters of 2008, we granted options for a total of 616,000 shares, while in the first two quarters of 2007, we granted options for a total of 120,000 shares.  The weighted average fair value at the grant date for options issued during the first two quarters of 2008 and 2007 was $5.30 and $6.07 per option, respectively. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for 2008 and 2007, respectively: (a) dividend yield on our common stock of 3.23 percent and 3.32 percent; (b) expected stock price volatility of 30.5 percent and 30.8 percent; (c) a risk-free interest rate of 3.41 percent and 4.70 percent; and (d) an expected option term of 7.0 years and 7.3 years.  For the twenty-six weeks ended June 29, 2008, options for 25,500 shares were exercised compared to 2,000 options exercised during the same period in fiscal year 2007.

Stock-based compensation expense related to our stock option plan under Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), was allocated as follows:

(Thousands of dollars)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Cost of sales	$102	$241	$210	$432
Selling, general and administrative	475	860	998	1,593

Stock-based compensation expense before income taxes	577	1,101	1,208	2,025
Income tax benefit	(152)	(393)	(349)	(726)

Stock-based compensation expense after income taxes	$425	$708	$859	$1,299

As of June 29, 2008, a total of $6.4 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 3.2 years.  There were no significant capitalized stock-based compensation costs at June 29, 2008 and December 30, 2007.  We received cash totaling $450,000 and $41,000 from stock options exercised during the first two quarters of 2008 and 2007, respectively.

Note 5 - New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The adoption of the applicable provisions of SFAS No. 157 as of January 1 2008, did not have an impact on our consolidated results of operations or statement of financial position or disclosures.  In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The FASB also decided to amend SFAS No. 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.  We do not expect that the adoption of the provisions of SFAS No. 157 for nonfinancial assets and liabilities measured on a nonrecurring basis will have a material impact on our consolidated results of operations or statement of financial position.

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

Note 6 – Business Segments

Each of our plants manufactures similar aluminum automotive road wheels, utilizes similar production processes and distribution methods, sells to many of the same OEM customers and faces similar variations in product demand levels. In order to effectively manage our overall business, we must maintain the ability to allocate production and resources interchangeably among our plants, as necessary. Accordingly, we have only one reportable segment – automotive road wheels. We assess operating performance and make operating decisions at this segment level and allocate resources among individual plants as deemed necessary to meet both customer requirements and our overall segment financial objectives.

Net sales and net property, plant and equipment by geographic area are summarized below:

(Thousands of dollars)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Net sales:	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
U.S.	$117,547	$149,656	$245,462	$297,920
Mexico	99,838	105,561	194,161	202,172
Consolidated net sales	$217,385	$255,217	$439,623	$500,092

Property, plant and equipment, net:			June 29, 2008	December 30, 2007
U.S.			$105,739	$116,599
Mexico			189,188	185,654
Consolidated property, plant and equipment, net			$294,927	$302,253

Note 7 - Revenue Recognition

Sales of products and any related costs are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Tooling reimbursement revenues, representing internal development expenses and initial tooling that are reimbursable by our customers, are recognized as such related costs and expenses are incurred and recoverability is probable, generally upon receipt of a customer purchase order.  Tooling reimbursement revenues totaled $6.7 million and $2.6 million for the second quarter of 2008 and 2007, respectively and $10.2 million and $6.2 million for the twenty-six weeks ended June 29, 2008 and July 1, 2007, respectively.

Note 8 – Earnings Per Share

In accordance with the provisions of SFAS No. 128, “Earnings Per Share,” basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share includes the dilutive effect of outstanding stock options, calculated using the treasury stock method. Of the 3.6 million stock options outstanding at June 29, 2008, 1.9 million shares had an exercise price greater than the weighted average market price of the stock for the thirteen weeks ended June 29, 2008, and for the twenty-six week period ending June 29, 2008, 2.5 million shares had an exercise price greater than the weighted average price of the stock and were excluded in the calculation of diluted earnings per share for that period.  Of the 3.1 million stock options outstanding at July 1, 2007, 2.0 million shares had an exercise price greater than the weighted average market price of the stock and were excluded in the calculation of diluted earnings per share for both the thirteen week and twenty-six week periods ended July 1, 2007.

Summarized below are the calculations of basic and diluted earnings per share for the respective periods:

(In thousands, except per share amounts)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Basic Earnings per Share:
Reported net income	$5,095	$3,232	$8,274	$5,283
Weighted average shares outstanding - Basic	26,652	26,611	26,645	26,611
Basic earnings per share	$0.19	$0.12	$0.31	$0.20

Diluted Earnings per Share:
Reported net income	$5,095	$3,232	$8,274	5,283
Weighted average shares outstanding	26,652	26,611	26,645	26,611
Weighted average dilutive stock options	140	56	88	$27
Weighted average shares outstanding - Diluted	26,792	26,667	26,733	26,638
Diluted earnings per share	$0.19	$0.12	$0.31	$0.20

Note 9 – Income Taxes

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

The income tax (provision) benefit on income before income taxes and equity earnings for the second quarter of 2008 was a benefit of $0.1 million compared to a provision of $(2.6) million for the same period in 2007. As of the end of June 2008, the estimated annualized effective tax rate for the year was 76.6 percent compared to the 42.1 percent rate estimated at the same time a year ago. For the first two quarters of 2008, this required a tax provision before discrete items of $(6.2) million. Discrete items in the same period, which totaled a benefit of $3.7 million, were principally for decreases of $2.9 million in our liabilities for uncertain tax positions, due primarily to the expiration of a statute of limitations, and to a reduction of $0.8 million in valuation reserves. The statute of limitations that expired in the second quarter of 2008 was for the same tax entity for which the statute expired in the first quarter of 2007 (see below), due to the timing of our fiscal quarter ends in both years. When combined with the $(6.2) million provision before discrete items, this resulted in a net income tax provision of $(2.5) million for the first two quarters. Because we had recorded an income tax provision totaling $(2.6) million in the first quarter of 2008, this resulted in the income tax benefit of $0.1 million for the second quarter of 2008.

As of the end of June 2007, the estimated annualized effective tax rate of 42.1 percent resulted in a provision before discrete items during the period of $(1.5) million. Discrete items in the same period of 2007, which totaled a benefit of $1.7 million, related principally to refunds from prior year amended returns of $0.6 million, decreases in valuation reserves of $0.8 million and decreases in our liabilities for uncertain tax positions of $0.3 million, due principally to the expiration of a statute of limitations. When combined with the $(1.5) million provision before discrete items, this resulted in a net income tax benefit of $0.2 million for the first two quarters of 2007. Because we had recorded an income tax benefit totaling $2.8 million in the first quarter of 2007, this resulted in the income tax provision of $(2.6) million for the second quarter of 2007.

Within the next twelve month period ending June 30, 2009, we do not anticipate that any unrecognized tax benefits will be recognized due to the expiration of statutes of limitation. We recognize interest and penalties that are accrued related to unrecognized tax benefits in income tax expense.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including Hungary, Mexico, the Netherlands and the United States. We are no longer subject to U.S. federal, state and local, or Mexico (our major filing jurisdictions) income tax examinations for years before 1999.

Superior Industries International, Inc. and Subsidiaries are under audit for 2004 through 2006 tax years by the Internal Revenue Service.  It is expected that the examination phase will conclude during the third quarter of 2008.  In addition, the 2003 income tax return of Superior Industries de Mexico S.A. de C.V is under review by Mexico’s Tax Administration Service (Servicio de Administracion Tributaria).  However, it is not reasonably possible at this time to quantify any adjustments related to these audits.

Note 10 – Equity in Earnings of Joint Ventures

Included below are summary statements of operations for Suoftec , our 50 percent owned joint venture in Hungary, which manufactures cast and forged aluminum wheels principally for the European automobile industry.  Being 50 percent owned and non-controlled, Suoftec is not consolidated, but accounted for using the equity method.

(Thousands of dollars)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net sales	$39,025	$34,626	$83,145	$71,157
Cost of sales	38,276	31,086	76,146	66,130
Gross profit	749	3,540	6,999	5,027
Selling, general and administrative expenses	771	579	1,460	1,022
Income (loss) from operations	(22)	2,961	5,539	4,005
Other income (expense), net	1,047	(11)	1,032	119
Income before income taxes	1,025	2,950	6,571	4,124
Income tax provision	(163)	(590)	(1,222)	(803)
Net income	$862	$2,360	$5,349	$3,321

Superior's share of Suoftec net income	$431	$1,180	$2,675	$1,660
Intercompany profit elimination	189	(532)	30	(221)
Superior's equity in earnings of Suoftec	620	648	2,705	1,439
Equity in earnings of Topy-Superior Ltd	-	83	-	110
Total equity in earnings of joint ventures	$620	$731	$2,705	$1,549

Additionally, as of March 31, 2008, the Topy-Superior Ltd joint venture with Topy Industries was terminated.  The termination of the joint venture did not have a material impact on our financial condition or results of operations.

Note 11 – Other Income (Expense)

In the first quarter of 2007, we sold available-for-sale corporate equity securities realizing a $2.4 million gain that was included in other income (expense), net.  Foreign currency transaction gains (losses), which are included in other income (expense), net, were $(1.3) million for the thirteen weeks ended June 29, 2008 compared to $(0.1) million for the same period a year ago and $(1.7) million for the twenty-six weeks ended June 29, 2008 compared to $0.2 million for the same twenty-six period in 2007.

Note 12 – Accounts Receivable

(Thousands of dollars)	June 29, 2008	December 30, 2007
Trade receivables	$136,241	$119,175
Tooling reimbursement receivables	10,926	5,102
Current portion of notes receivable	1,000	-
Other receivables	4,414	3,854
	152,581	128,131
Allowance for doubtful accounts	(2,770)	(2,427)
Accounts receivable, net	$149,811	$125,704

Note 13 – Inventories

(Thousands of dollars)	June 29, 2008	December 30, 2007
Raw materials	$17,326	$16,482
Work in process	35,124	30,004
Finished goods	51,638	60,684
Inventories, net	$104,088	$107,170

Note 14 – Property, Plant and Equipment

(Thousands of dollars)	June 29, 2008	December 30, 2007
Land and buildings	$97,681	$94,610
Machinery and equipment	538,896	519,869
Leasehold improvements and others	14,019	14,055
Construction in progress	22,125	29,739
	672,721	658,273
Accumulated depreciation	(377,794)	(356,020)
Property, plant and equipment, net	$294,927	$302,253

Depreciation expense was $11.7 million for the thirteen weeks ended June 29, 2008 compared to $10.5 million for the same period ended July 1, 2007.   Depreciation expense was $23.0 million for the twenty-six weeks ended June 29, 2008 compared to $20.6 million for the same period ended July 1, 2007.

Note 15 – Retirement Plans

We currently have individual Salary Continuation Agreements with each of our directors, officers, and other key members of management who are participants in our unfunded supplemental executive retirement program. Due to recent changes in the tax law, payments made under this program could be subject to substantial new taxes for the participants, which may be avoided if these agreements are amended or are replaced by a plan that complies with this tax law. In the first quarter of 2008, we offered affected participants the opportunity to terminate their individual Salary Continuation Agreements and become a participant in a new unfunded Salary Continuation Plan (Plan), which now covers all subsequent participants.  Similar to the terms of the Salary Continuation Agreements, the Plan provides to those participants meeting specified vesting requirements a monthly benefit amount equal to 30 percent of the participant’s final average compensation during the last thirty-six months of service.

Plan benefits become payable upon the participant’s death or disability, if still an active employee, or upon attaining the specified retirement date - age 65, if no longer employed by the company. Benefit payments will generally commence on the first day of the month coinciding with or next following the participant’s retirement date, and shall continue for a period of not less than 120 months or until participant’s death, if later. However, in the case of certain participants who are specified employees, as defined in the Plan, on their retirement date, all or a portion of their benefit payments will not begin until six months following the date of separation from service.  For the twenty-six weeks ended June 29, 2008, payments to retirees or their beneficiaries approximating $426,000 have been made in accordance with our supplemental executive retirement program.  We presently anticipate benefit payments in 2008 to total approximately $1.0 million.

(Thousands of dollars)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Service cost	$118	$137	$236	$273
Interest cost	289	280	578	561
Net amortization	42	48	84	95
Net periodic pension cost	$449	$465	$898	$929

Note 16 – Commitments and Contingencies

In late 2006, two shareholder derivative complaints were filed, one each by plaintiffs Gary B. Eldred and Darrell D. Mack, based on allegations concerning some of our past stock option grants and practices.  These cases were subsequently consolidated as In re Superior Industries International, Inc. Derivative Litigation, which is pending in the United States District Court for the Central District of California.  In the plaintiffs’ consolidated complaint, filed on March 23, 2007, we were named only as a nominal defendant from whom the plaintiffs sought no monetary recovery.  In addition to naming us as a nominal defendant, the plaintiffs named various present and former employees, officers and directors of the company as individual defendants from whom they sought monetary and/or equitable relief, purportedly for the benefit of the company.

The plaintiffs purported to base their claims against the individual defendants on allegations that the grant dates for some of the options granted to certain directors, officers and employees occurred prior to upward movements in the stock price, and that the stock option grants were not properly accounted for in our financial reports and not properly disclosed in our SEC filings.  We, along with the individual defendants, filed motions to dismiss plaintiffs’ consolidated complaint on May 14, 2007.  In an order dated August 9, 2007, the court granted our motion to dismiss the consolidated complaint, and granted the plaintiffs leave to file an amended complaint.

On August 29, 2007, the plaintiffs filed an amended consolidated complaint that was substantially similar to the prior consolidated complaint.  In response, we, along with the individual defendants, filed motions to dismiss on September 21, 2007.  In an order dated April 14, 2008, the court granted again our motion to dismiss the amended consolidated complaint. On May 5, 2008, the plaintiff filed a verified second amended consolidated shareholder derivative complaint that alleges claims substantially similar to the prior complaints.  Once again, we, along with the individual defendants, filed motions to dismiss on May 30, 2008.  The court is scheduled to hear the motions to dismiss on September 15, 2008.  Because this litigation remains at a preliminary stage, it would be premature to anticipate the probable outcome of this case and whether such an outcome would be materially adverse to the company.

In 2006, we were served with notice of a class action lawsuit against the company.  The complaint alleges that among other claims, certain employees at our Van Nuys, California, facility were denied rest and meal periods as required under the California Labor Code.  After conducting initial discovery, the parties participated in mediation that concluded on August 22, 2007.  The mediator proposed that the parties settle the lawsuit for a total settlement payment not to exceed $2,700,000.  This settlement amount is all-inclusive and includes the company’s settlement payment to the lead plaintiff and the settlement class, together with costs and attorneys’ fees for plaintiff’s counsel.  In addition, the mediator proposed that the settlement payment to the class would be on a “claims made” basis, with a minimum of 40 percent of the net settlement being distributed to the settlement class.  Provided the minimum settlement claims are paid to the settlement class, we will not be liable for any claim that is not valid or timely filed.

Subject to certain conditions, both parties agreed to the mediator’s proposal and executed a Settlement Term Sheet on August 22, 2007.  The parties submitted the proposed settlement for preliminary approval with the Superior Court of Los Angeles County, which granted preliminary approval on December 19, 2007.  On March 17, 2008, the court granted final approval of the proposed settlement, thereby giving the settlement class until May 16, 2008 to appeal the court’s order.  As no appeal was filed, we paid $2.0 million on June 9, 2008 in full and final settlement of this lawsuit.  We had recorded a $2.2 million charge to our selling, general and administrative expenses during the third quarter of fiscal year 2007.

The South Coast Air Quality Management District (the “AQMD”) issued to us a notice of violation, dated December 14, 2007, alleging violations of certain air quality rules at our Van Nuys, California facility.  After researching the history of the air quality permits and other facts, we met with the AQMD on May 1, 2008, to resolve the issues raised in the notice of violation and address future compliance.

We subsequently remedied three of the five issues set forth in the notice of violation.  The notice of violation further alleged that we failed to submit permit applications to modify the burners for three of the plant’s furnaces and failed to update the nitrogen oxide (NOx) emission factors for the same three furnaces.  We agreed to conduct source testing to update the NOx emission factors and to submit new permit applications for the furnaces, which we did on June 6, 2008.

We have proposed that in lieu of penalties, the violations be resolved through a Supplemental Environmental Program (“SEP”) to enhance air quality controls and compliance.  However, it is premature to anticipate what the probable SEP may be and its associated cost.  We anticipate that the resolution of this matter will not have a material adverse effect on our financial position or results of operation.

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

We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies – the Mexican peso and the euro. The value of the Mexican peso relative to the U.S. dollar for the first two quarters of 2008 increased approximately 6 percent.  The value of the euro relative to the U.S. dollar increased approximately 7 percent during the first two quarters of 2008.  Foreign currency transaction gains and losses are included in other income (expense), net in the condensed consolidated statements of operations.

When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as derivatives. We currently have several purchase agreements for the delivery of natural gas through 2010.  The contract value and fair value of these purchase commitments approximated $17.5 million and $24.4 million, respectively, at June 29, 2008.  Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We may from time to time make written or oral statements that are “forward-looking”, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements contained in this report and other filings with the Securities and Exchange Commission and reports and other public statements to our shareholders. These statements may, for example, express expectations or projections about future actions or results that we may anticipate but, due to developments beyond our control, do not materialize. Actual results could differ materially because of issues and uncertainties such as those listed herein, which, among others, should be considered in evaluating our financial outlook. The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in the automotive industry, increased global competitive pressures, our dependence on major customers and third party suppliers and manufacturers, our exposure to foreign currency fluctuations, increasing fuel prices and other factors or conditions described in Item 1A – Risk Factors in Part II of this Quarterly Report on Form 10-Q and in Item 1A – Risk Factors in Part I of our 2007 Annual Report on Form 10-K.  We assume no obligation to update publicly any forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto.

Executive Overview

Overall North American production of passenger cars and light trucks in the second quarter was reported by industry publications as being down approximately 15 percent versus the same period a year ago, compared to a 17 percent decrease for our unit shipments in the same period. However, production of the specific passenger cars and light trucks using our wheel programs decreased 22 percent compared to our 17 percent decrease in unit shipments. North American production and our unit shipments in 2008 were impacted negatively by the continuation of the United Auto Workers (UAW) strike against American Axle & Manufacturing Holdings, Inc., (American Axle) that impacted approximately 30 GM plants beginning in late February 2008. Approximately 55 percent of our decrease in unit shipments in both the second quarter and year-to-date period was caused specifically by this situation.

Just as the American Axle strike was ending in mid-to-late May 2008, Ford announced that due to the severe pressures on the U.S. automotive industry it was reducing North American production and was planning further manufacturing capacity realignments, additional cost reductions and changes to its model mix in order to bring more fuel-efficient passenger cars and crossovers to market faster. These advanced restructuring steps were caused by a dramatic shift away from full-size trucks and SUVs driven by record fuel prices and rapidly rising commodity prices. Later announcements by Ford included additional production cut-backs in 2008 and delaying the public introduction of the 2009 F-150 by approximately two months, into the late fall.

Shortly after the Ford announcements, GM also announced in early June similar restructuring plans, including the closure of four truck and SUV plants beginning in 2008 through 2010, or sooner depending on customer demand, adding shifts to key car plants to support increased demand for more fuel efficient vehicles, the consolidation of specific production capabilities where feasible, and a strategic review of the Hummer brand, ranging from a full revamping of the full product line or sale of the brand. In mid-July, GM also announced further reductions of truck and SUV production and the possibility of accelerating the plant closures previously announced.

In addition to the announcements by Ford and GM, Chrysler also announced a planned plant closure later in 2008 and production cutbacks in another plant. Accordingly, we and our customers are confronting a weak economy and record high fuel prices that have reduced demand, especially for SUVs and light trucks. We are assessing a variety of strategic initiatives and additional cost-reductions required to address the changing circumstances we now face.

Consolidated revenues in the second quarter of 2008 decreased $37.8 million, or 14.8 percent, from the same period in 2007, while gross profit decreased only $1.5 million, or 11.2 percent. However, as a percent of net sales, gross profit increased to 5.5 percent from 5.3 percent a year ago.  As discussed below, several factors offset the impact of decreased sales volume in the current period, including a favorable inventory adjustment, higher tooling reimbursement revenues and a reduction of expenses related to the sale of wheels imported from our joint venture in Hungary.  Income from operations increased to $5.2 million from $4.5 million a year ago, net income increased to $5.1 million from $3.2 million in 2007, and diluted earnings per share was $0.19 compared to $0.12 per share a year ago. The principal reason for the increase in net income and diluted earnings per share in the current quarter was the timing of certain discrete tax items in 2008 compared to a year ago, as described below.

Results of Operations

(Thousands of dollars, except per share amounts)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Selected data	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net sales	$217,385	$255,217	$439,623	$500,092
Gross profit	$12,054	$13,578	$21,440	$15,723
Percentage of net sales	5.5%	5.3%	4.9%	3.1%
Income (loss) from operations	$5,154	$4,541	$8,330	$(229)
Percentage of net sales	2.4%	1.8%	1.9%	0.0%
Net income	$5,095	$3,232	$8,274	$5,283
Percentage of net sales	2.3%	1.3%	1.9%	1.1%
Diluted earnings per share	$0.19	$0.12	$0.31	$0.20

Out-of-Period Adjustments

During the second quarter of 2008, we identified errors totaling $1.3 million in the timing of recognition of revenues related to tooling reimbursement.  Of this error, $1.0 million should have been recorded as an increase to the revenue line in the prior quarter and the remaining $0.3 million should have been recorded as an increase to the revenue line in the prior year.  The second quarter of 2008 also included a $0.2 million expense for taxes other than income that should have been recorded in the first quarter of 2008.  Management has concluded that the impact of these errors are not material to the consolidated financial statements for the thirteen and twenty-six week periods ended June 29, 2008, the thirteen-week period ended March 30, 2008, the estimated full year 2008 or for the fourth quarter and year ended December 31, 2007.  As these errors are not material to the consolidated financial statements, the corrections have been recorded in the second quarter of 2008.  Internal controls have been enhanced to prevent future errors in the timing of recognition of tooling reimbursements.

Sales

Consolidated revenues in the second quarter of 2008 decreased $37.8 million, or 14.8 percent, to $217.4 million from $255.2 million in the same period a year ago.  Wheel sales decreased $41.9 million, or 16.6 percent, to $210.7 million from $252.6 million in the second quarter a year ago, as our wheel shipments decreased by 17.3 percent. Tooling reimbursement revenues totaled $6.7 million in the second quarter of 2008 and $2.6 million in the second quarter of 2007.  The average selling price of our wheels increased slightly more than 1 percent in the current quarter as the continued shift in sales mix to larger, higher-priced wheels offset the 1 percent decrease in the pass-through price of aluminum in the current quarter.

Consolidated revenues in the first two quarters of 2008 decreased $60.5 million, or 12.1 percent, to $439.6 million from $500.1 million in the same period a year ago. Wheel sales decreased $64.5 million, or 13.1 percent, to $429.4 million from $493.9 million in the first two quarters a year ago, as our wheel shipments decreased by 13.6 percent.  Tooling reimbursement revenues totaled $10.2 million in the first two quarters of 2008 and $6.2 million in the same period of 2007.  The average selling price of our wheels during the first six months of 2008 increased approximately 1 percent as the continued shift in sales mix to larger, higher-priced wheels offset the 2 percent decrease in the pass-through price of aluminum during the first two quarters.

According to WARD’s AutoInfoBank, an industry data publication, overall North American production of light trucks and passenger cars during the second quarter of 2008 decreased approximately 15 percent, compared to our 17 percent decrease in aluminum wheel shipments. However, production of the specific passenger cars and light trucks using our wheel programs decreased 22 percent compared to our 17 percent decrease in unit shipments. As indicated above, the UAW strike against American Axle, which idled approximately 30 GM plants, impacted total North American production of light trucks and our unit shipments in the current quarter. Approximately 55 percent of our decrease in unit shipments was due specifically to the strike. The balance of the unit shipment shortfall was due to the decreases in production of SUVs and light trucks as described below.

Shipments to GM decreased 30 percent in the current quarter to 32 percent of total unit shipments from 39 percent in the second quarter of 2007, as light truck wheel shipments decreased 48 percent while shipments of passenger car wheels increased 124 percent. The major unit shipment decreases were for the GMT800/900, Trail Blazer and Hummer trucks, while the greatest increases were for the Malibu and Cobalt. Shipments to Ford decreased 19 percent and were 29 percent of total unit shipments, the same as a year ago, as light truck wheel shipments decreased 37 percent and shipments of passenger car wheels increased 13 percent. The major unit shipment decreases were for the Explorer and the F Series trucks, while the greatest increases were for the Focus, Fusion and Milan. Shipments to Chrysler decreased 4 percent versus the prior year, but increased to 18 percent of total unit shipments during the quarter compared to 15 percent a year ago. Light truck shipments to Chrysler decreased 7 percent, principally the Grand Cherokee and Dodge Nitro, while shipments of passenger car wheels increased 1 percent. Shipments to international customers increased 3 percent compared to a year ago to 21 percent of total unit shipments from 17 percent a year ago. The principal unit shipment decreases to international customers in the current period compared to a year ago were for the Toyota Tundra and the Nissan Sentra, while the largest increases were for the Nissan Altima and the Toyota Avalon.

Gross Profit

Consolidated gross profit decreased $1.5 million for the second quarter of 2008 to $12.0 million, or 5.5 percent of net sales, compared to a $13.6 million, or 5.3 percent of net sales, for the same period a year ago.  The operating margin of our plants decreased approximately 3 percent due to the decrease in sales volume and the resulting lower fixed cost absorption in the second quarter of 2008. Several factors offset the decrease in plant operating margin, including the results of our semi-annual physical inventories, the higher wheel development and tooling reimbursement revenues and a reduction in losses on the sale of imported wheels from our joint venture in Hungary. The physical inventories taken during the second quarter of 2008 resulted in a gain of $1.3 million compared to a loss of $1.2 million in the same period a year ago.  Due to a higher level of tooling reimbursement revenues in the current period, the profit contribution from this activity increased gross profit in the current quarter by approximately $4.7 million compared to a year ago. The importing of wheels from our joint venture in Hungary ceased during the second quarter of 2008 due to the related programs ending. Accordingly, our loss on the sale of those wheels, which was principally foreign exchange losses due to the increased value of the euro, was approximately $2.6 million less than in the same period a year ago.

Consolidated gross profit for the first two quarters of 2008 increased $5.7 million to $21.4 million, or 4.9 percent of net sales, compared to a $15.7 million, or 3.1 percent of net sales, for the same period a year ago. Despite the impact of the American Axle strike on our wheel shipments during the first six months of 2008, the continued progress made towards resolving certain production inefficiencies in several of our facilities continued to increase our operating margin. These improvements and the factors impacting the second quarter of 2008 described above, contributed to the improved gross profit for the first six months of 2008 compared to a year ago.

We are continuing to implement action plans to improve operational performance and mitigate the impact of the declines in U.S. auto industry production and the continuing pricing environment in which we now operate. We must emphasize, however, that while we continue to reduce costs through process automation and identification of industry best practices, the pace of auto production declines and global pricing pressures may continue at a rate faster than our progress on achieving cost reductions for an indefinite period of time.  This is due to the methodical nature of developing and implementing these cost reduction programs. In addition, although we have a portion of our natural gas requirements covered by fixed-price contracts expiring through 2010, costs may continue to increase that cannot be immediately recouped in selling prices. The impact of these factors on our future financial position, results of operations and cash flows may be negative, to an extent that cannot be predicted, and we may not be able to implement sufficient cost-saving strategies to mitigate any future impact.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2008 were $6.9 million, or 3.2 percent of net sales, compared to $9.0 million, or 3.5 percent of net sales, in the same period in 2007.  The second quarter of 2007 included higher than normal accruals for professional fees related to the derivative lawsuit, bonuses and taxes other than income that were the main contributors to our overall decrease in selling, general and administrative expense in the first quarter of 2008 compared to the same period last year.  For the first two quarters of 2008, selling, general and administrative expenses were $13.1 million, or 3.0 percent of net sales, for 2008 compared to $16.0 million, or 3.2 percent of net sales, for the same period in 2007.  The principal reductions in the year-to-date period were in professional fees related to the derivative lawsuit, bonus accruals and stock-based compensation.

Interest Income, Net and Other Income (Expense), Net

Net interest income for the second quarter decreased to $0.7 million from $1.1 million a year ago, due primarily to the decrease in the average rate of interest earned during the period. For the first two quarters of 2008 net interest income decreased to $1.7 million from $1.9 million a year ago, again due to the decrease in the average rate of interest earned during the period.

Other income (expense), net for the second quarter was an expense of $1.5 million compared to an expense of $0.5 million a year ago, due principally to an increase of $1.0 million in foreign exchange transaction losses on the Mexican peso. Other income (expense), net for the first two quarters of 2008 was an expense of $1.9 million compared to income of $1.9 million in 2007. The 2008 year-to-date period includes foreign exchange transaction losses of $1.7 million on the Mexican peso. The first two quarters of 2007 included a $2.4 million gain on sale of available-for-sale equity securities.

Equity in Earnings of Joint Ventures

As indicated below, equity in earnings of joint ventures is represented principally by our share of the equity earnings of our 50-percent owned joint venture in Hungary, Suoftec. Our share of Suoftec’s net income totaled $0.4 million in the second quarter of 2008 compared to $1.2 million for the same period in 2007.  Our share of Suoftec’s net income totaled $2.7 million for the first two quarters of 2008 compared to $1.7 million for the same period in 2007. Including an adjustment for the elimination of intercompany profits in inventory, our adjusted equity earnings of this joint venture was $0.6 million in the second quarter of 2008 and $0.6 million in the second quarter of 2007. For the first two quarters, our adjusted equity earnings of this joint venture was $2.7 million in 2008 compared to $1.4 million in 2007.  The balance of our equity earnings of joint ventures in 2007 was from our Topy-Superior Ltd joint venture, which was terminated as of March 31, 2008.

Suoftec Joint Venture
Net sales of our 50 percent owned joint venture Suoftec increased $4.4 million, or 12.7 percent, to $39.0 million in the second quarter of 2008 compared to $34.6 million for the same period last year.  The increase in net sales was due to a 4.1 percent increase in units shipped and a 16.3 percent increase in the average euro to U.S. dollar exchange rate, partially offset by a 7.0 percent decrease in the average euro selling price.  Net sales for the first two quarters of 2008 increased by $12.0 million, or 16.8 percent, to $83.1 million compared to $71.1 million for the same period in 2007.  The increase in net sales for the year-to-date period was due to a 6.8 percent increase in units shipped and a 15.1 percent increase in the average euro to U.S. dollar exchange rate, partially offset by a 5.0 percent decrease in the average euro selling price.

Gross profit in the second quarter decreased to $0.7 million, or 1.9 percent of net sales, compared to $3.5 million, or 10.2 percent of net sales, for the same quarter of last year.  The main contributors to the decrease in gross profit this quarter compared to the same quarter last year were the 7.0 percent decrease in average euro selling prices resulting from a shift in mix to lower-priced lower-margin wheels and increases in utility costs and operating supplies, which were partially offset by the 16.3 percent increase in the average euro to U.S. dollar exchange rate.  Gross profit for the first two quarters of 2008 increased to $7.0 million, or 8.4 percent of net sales, compared to $5.0 million, or 7.1 percent of net sales for the same period in 2007.  The main contributors to the increased gross profit in 2008 were the 6.8 percent increase in units shipped, lower average aluminum costs and a 15.1 percent increase in the average euro to U.S. dollar exchange rate, partially offset by a 5.0 percent decrease in the average euro selling price and related shift in mix to lower-priced lower-margin wheels in the second quarter of 2008.

Selling, general and administrative expenses this quarter increased to $0.8 million from $0.6 million in the same quarter last year.  The $0.2 million increase in selling, general and administrative expenses was principally due to the increase in the average euro to U.S. dollar exchange rate and increases in sales commissions.  Selling, general and administrative expenses for the first two quarters of 2008 increased to $1.4 million from $1.0 million in the same period last year.  The $0.4 million increase in selling, general and administrative expenses was principally due to the increase in the average euro to U.S. dollar exchange rate and increases in sales commissions and professional fees.

Due to the decrease in gross profit explained above, Suoftec’s net income decreased to $0.9 million in the second quarter of 2008 from $2.4 million in the same quarter last year.  The 16.3 percent increase in the average euro to U.S. dollar exchange rate impacted Suoftec’s net income favorably by approximately $0.1 million.  Suoftec’s net income was $5.3 million for the first two quarters of 2008 compared to $3.3 million in the same period last year.  The 15.1 percent increase in the average euro to U.S. dollar exchange rate impacted Suoftec’s net income favorably by approximately $0.7 million.

Income Tax (Provision) Benefit

The income tax (provision) benefit on income before income taxes and equity earnings for the second quarter of 2008 was a benefit of $0.1 million compared to a provision of $(2.6) million for the same period in 2007. As of the end of June 2008, the estimated annualized effective tax rate for the year was 76.6 percent compared to the 42.1 percent rate estimated at the same time a year ago. For the first two quarters of 2008, this required a tax provision before discrete items of $(6.2) million. Discrete items in the same period, which totaled a benefit of $3.7 million, were principally for decreases of $2.9 million in our liabilities for uncertain tax positions, due primarily to the expiration of a statute of limitations, and to a reduction of $0.8 million in valuation reserves. The statute of limitations that expired in the second quarter of 2008 was for the same tax entity for which the statute expired in the first quarter of 2007 (see below), due to the timing of our fiscal quarter ends in both years. When combined with the $(6.2) million provision before discrete items, this resulted in a net income tax provision of $(2.5) million for the first two quarters. Because we had recorded an income tax provision totaling $(2.6) million in the first quarter of 2008, this resulted in the income tax benefit of $0.1 million for the second quarter of 2008.

As of the end of June 2007, the estimated annualized effective tax rate of 42.1 percent resulted in a provision before discrete items during the period of $(1.5) million. Discrete items in the same period of 2007, which totaled a benefit of $1.7 million, related principally to refunds from prior year amended returns of $0.6 million, decreases in valuation reserves of $0.8 million and decreases in our liabilities for uncertain tax positions of $0.3 million, due principally to the expiration of a statute of limitations. When combined with the $(1.5) million provision before discrete items, this resulted in a net income tax benefit of $0.2 million for the first two quarters of 2007. Because we had recorded an income tax benefit totaling $2.8 million in the first quarter of 2007, this resulted in the income tax provision of $(2.6) million for the second quarter of 2007.

Within the next twelve month period ending June 30, 2009, we do not anticipate that any unrecognized tax benefits will be recognized due to the expiration of statutes of limitation. Interest and penalties that are accrued related to unrecognized tax benefits are included in income tax expense. See Note 9 – Income Taxes for further discussion of accounting for unrecognized tax benefits and other income tax matters.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, net cash provided by operating activities and other external sources of funds. Working capital and the current ratio were $286.8 million and 4.3:1, respectively, at June 29, 2008, versus $260.5 million and 3.7:1 at December 31, 2007. We have no long-term debt. As of June 29, 2008, our cash and cash equivalents totaled $98.1 million compared to $106.8 million at December 31, 2007, and $84.2 million at July 1, 2007. The increase in cash and cash equivalents since July 1, 2007, was due principally to reduced funding requirements of capital expenditures  related to our wheel facility in Chihuahua, Mexico. Additionally, with the closure of our Johnson City, Tennessee, wheel facility in 2007, that plant’s usable equipment was transferred to other wheel facilities, thereby further reducing capital requirements. For the foreseeable future, we expect all working capital requirements, funds required for investing activities, cash dividend payments and repurchases of our common stock to be funded from internally generated funds or existing cash and cash equivalents.

Net cash provided by operating activities decreased $33.9 million to $5.1 million for the twenty-six weeks ended June 29, 2008, compared to the net cash provided by operating activities of $39.0 million for the same period a year ago.  The change in net income after adjusting for the change in non-cash items increased net cash provided by operating activities by $3.8 million, and the changes in operating assets and liabilities were a decrease of $37.7 million.  The principal unfavorable change in operating assets and liabilities was the increased funding requirement of accounts payable  of $46.9 million, due to payment of capital expenditures after July 1, 2007 and changes in payment terms with two major raw material vendors.  This unfavorable change was partially offset by a favorable change in accounts receivable of $11.4 million.

The principal investing activity during the twenty-six weeks ended June 29, 2008, was funding $5.9 million of capital expenditures. Similar investing activities during the same period a year ago included, funding of $29.4 million of capital expenditures, offset by proceeds from held-to-maturity securities of $9.8 million and proceeds from the sale of available-for-sale securities of $4.9 million. Capital expenditures in the current period include approximately $5.2 million for our new wheel manufacturing facility in Chihuahua, Mexico, compared to $20.1 million in the same period a year ago. The remainder of the capital expenditures in both periods was for ongoing improvements to our existing facilities, none of which were individually significant.

Financing activities during the twenty-six weeks ended June 29, 2008 and July 1, 2007 consisted primarily of the payment of cash dividends on our common stock totaling $8.5 million in both periods.  In addition, $450,000 was received from the exercise of stock options during the twenty-six weeks ended June 29, 2008 compared to $41,000 received during the same period in 2007.

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

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The adoption of the applicable provisions of SFAS No. 157 as of January 1, 2008 did not have a material impact on our consolidated results of operations or statement of financial position or disclosures.  In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The FASB also decided to amend SFAS No. 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.  We do not expect that the adoption of the provisions of SFAS No. 157 for nonfinancial assets and liabilities measured on a nonrecurring basis will have a material impact on our consolidated results of operations or statement of financial position.

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

Risk Management

We are subject to unusual risks and uncertainties during the current quarter as our principal customers are facing risks and uncertainties of their own.  There have been unprecedented recent announcements of North American automotive plant closures and other restructuring activities which clearly have an impact on our business.  At the time of this filing, our customers are still providing us with specific dates and timing  of plant closures and restructuring activities and the future volume impact to many of our products.  Accordingly, as we await more details from our customers, we are in the midst of our strategic planning and the determination of our near-term course of action.

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products.

We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies – the Mexican peso and the euro. The value of the Mexican peso relative to the U.S. dollar for the first two quarters of 2008 increased approximately 6 percent.  The value of the euro relative to the U.S. dollar increased approximately 7 percent during the first two quarters of 2008.  Foreign currency transaction gains and losses are included in other income (expense), net in the condensed consolidated statements of operations.

When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as derivatives. We currently have several purchase agreements for the delivery of natural gas through 2010.  The contract value and fair value of these purchase commitments approximated $17.5 million and $24.4 million, respectively, at June 29, 2008.  Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management”.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 29, 2008.  Based on this evaluation, the CEO and CFO concluded that, as of June 29, 2008, the company's disclosure controls and procedures were not effective based on the material weakness described below.

Notwithstanding the material weakness that existed at June 29, 2008 as described below, management has concluded that the condensed consolidated financial statements, and other financial information included in this report, fairly present in all material respects in accordance with accounting principles generally accepted in the United States of America our financial condition, results of operations and cash flows as of, and for, the periods presented in this report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changing conditions, or that the degree of compliance with policies or procedure may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  Management identified the following material weakness in the company’s internal control over financial reporting as of June 29, 2008:

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

 Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

Information regarding reportable legal proceedings is contained in Item 3 - Legal Proceedings in Part I of our 2007 Annual Report on Form 10-K and in Note 16 – Commitments and Contingencies of this Quarterly Report on Form 10-Q.  On August 29, 2007, the plaintiffs filed an amended consolidated complaint that was substantially similar to the prior consolidated complaint in the matter In re Superior Industries International, Inc. Derivative Litigation.  In response, we and the individual defendants filed motions to dismiss on September 21, 2007.  In an order dated April 14, 2008, the court granted again our motion to dismiss the amended consolidated complaint. On May 5, 2008, the plaintiff filed a verified second amended consolidated shareholder derivative complaint that alleges claims substantially similar to the prior complaints.  Once again, the company and the individual defendants filed motions to dismiss on May 30, 2008.  The court is scheduled to hear the motions to dismiss on September 15, 2008.  Because this litigation remains at a preliminary stage, it would be premature to anticipate the probable outcome of this case and whether such an outcome would be materially adverse to the company.

The South Coast Air Quality Management District (the “AQMD”) issued to us a notice of violation, dated December 14, 2007, alleging violations of certain air quality rules at our Van Nuys, California facility.  After researching the history of the air quality permits and other facts, we met with the AQMD on May 1, 2008, to resolve the issues raised in the notice of violation and address future compliance.

We subsequently remedied three of the five issues set forth in the notice of violation.  The notice of violation further alleged that we failed to submit permit applications to modify the burners for three of the plant’s furnaces and failed to update the nitrogen oxide (NOx) emission factors for the same three furnaces.  We agreed to conduct source testing to update the NOx emission factors and to submit new permit applications for the furnaces, which we did on June 6, 2008.

We have proposed that in lieu of penalties, the violations be resolved through a Supplemental Environmental Program (“SEP”) to enhance air quality controls and compliance.  However, it is premature to anticipate what the probable SEP may be and its associated cost.  We anticipate that the resolution of this matter will not have a material adverse effect on our financial position or results of operation.

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

There were no repurchases of our common stock during the second quarter of 2008.

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 30, 2008 for the purpose of (i) electing three Directors, (ii) approving the 2008 Equity Incentive Plan, and (iii) voting on a shareholder proposal to amend our corporate governance documents to provide that director nominees be elected by affirmative vote of the majority of votes cast at our annual meeting of shareholders. Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act and there was no solicitation in opposition to management’s solicitation. There were 26,643,815 shares of our common stock issued, outstanding and entitled to vote as of the record date, April 4, 2008. There were present at the meeting, in person or by proxy, the holders of 23,961,772 shares, representing 90 percent of the total shares outstanding and entitled to vote at the meeting. Accordingly, 10 percent, or 2,682,043 shares were not present at the meeting, in person or by proxy.

All of management’s nominees for Director as listed in the proxy statement were elected for a three-year term with the following vote:

	Shares	Shares
Nominee	Voted for	Withheld

Louis L. Borick	22,879,901	1,081,871
Steven J. Borick	23,472,479	489,293
Francisco S. Uranga	23,463,821	497,951

The following incumbent Directors will have their terms of office expire as of the date of the Annual Meeting of Shareholders in the years indicated below:

Incumbent Director	Year

Sheldon I. Ausman	2010
Phillip W. Colburn	2009
Margaret S. Dano	2009
V. Bond Evans	2010
Michael J. Joyce	2010

The 2008 Equity Incentive Plan was approved with the following vote:

	Shares	Shares	Shares	Broker
	For	Against	Abstain	Non-Vote
2008 Equity Incentive Plan	16,024,552	4,300,094	766,583	2,870,543

The results of the shareholder proposal as listed in the proxy statement were:

	Shares	Shares	Shares	Broker
	For	Against	Abstain	Non-Vote
Shareholder proposal	7,725,668	12,793,986	571,575	2,870,543

Item 6.  Exhibits

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC. (Registrant)

Date: August 8, 2008	/s/ Steven J. Borick
Steven J. Borick Chairman, Chief Executive Officer and President

Date: August 8, 2008	/s/ Erika H. Turner
Erika H. Turner Chief Financial Officer