Form 10-Q
period 2008-09-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2008-11-07
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2008

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

Number of shares of no par value common stock outstanding as of October 26, 2008: 26,668,440

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Condensed Consolidated Statements of Operations
(Thousands of dollars, except per share data)
(Unaudited)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
		As restated		As restated

NET SALES	$163,354	$227,557	$602,977	$727,649
Cost of sales	174,545	222,281	592,729	706,650

GROSS PROFIT (LOSS)	(11,191)	5,276	10,248	20,999

Selling, general and administrative expenses	6,187	7,777	19,297	23,729
Impairment of long-lived assets	5,044	-	5,044	-

LOSS FROM OPERATIONS	(22,422)	(2,501)	(14,093)	(2,730)

Interest income, net	649	820	2,335	2,708
Other income, net	2,015	581	109	2,469

INCOME (LOSS) BEFORE INCOME
TAXES AND EQUITY EARNINGS	(19,758)	(1,100)	(11,649)	2,447

Income tax benefit (provision)	5,694	(826)	3,153	(639)
Equity in earnings (loss) of joint ventures	(143)	1,187	2,562	2,736

NET INCOME (LOSS)	$(14,207)	$(739)	$(5,934)	$4,544

EARNINGS (LOSS) PER SHARE - BASIC	$(0.53)	$(0.03)	$(0.22)	$0.17

EARNINGS (LOSS) PER SHARE - DILUTED	$(0.53)	$(0.03)	$(0.22)	$0.17

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16	$0.48	$0.48

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Balance Sheets
(Thousands of dollars, except per share data)
(Unaudited)
	September 28,	December 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$110,359	$106,769
Accounts receivable, net	124,176	125,704
Inventories, net	96,173	107,170
Income taxes receivable	2,555	6,677
Deferred income taxes	6,940	6,569
Other current assets	13,085	3,190
Total current assets	353,288	356,079

Property, plant and equipment, net	272,870	302,253
Investments	52,611	51,055
Noncurrent deferred income taxes	29,539	12,673
Other assets	5,477	7,862

Total assets	$713,785	$729,922

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,340	$51,603
Accrued expenses	44,903	43,993
Total current liabilities	79,243	95,596

Noncurrent tax liabilities	61,246	62,223
Noncurrent deferred income taxes	15,345	-
Executive retirement liabilities	21,691	21,530
Commitments and contingencies (Note 16)
Shareholders' equity:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued - none	-	-
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 26,668,440 shares
(26,633,440 shares at December 30, 2007)	53,877	51,833
Accumulated other comprehensive loss	(26,206)	(28,578)
Retained earnings	508,589	527,318
Total shareholders' equity	536,260	550,573

Total liabilities and shareholders' equity	$713,785	$729,922

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Cash Flows
(Thousands of dollars)
(Unaudited)
	Thirty-Nine Weeks Ended
	September 28,	September 30,
	2008	2007

NET CASH PROVIDED BY OPERATING ACTIVITIES	$24,369	$31,415

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from dissolution of TSL joint venture	152	-
Proceeds from sales of fixed assets	133	-
Proceeds from a held-to-maturity security	-	9,750
Proceeds from sale of available-for-sale securities	-	5,397
Additions to property, plant and equipment	(8,886)	(33,812)

NET CASH USED IN INVESTING ACTIVITIES	(8,601)	(18,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(12,795)	(12,769)
Proceeds from stock options exercised	617	350

NET CASH USED IN FINANCING ACTIVITIES	(12,178)	(12,419)

Net increase in cash and cash equivalents	3,590	331

Cash and cash equivalents at the beginning of the period	106,769	68,385

Cash and cash equivalents at the end of the period	$110,359	$68,716

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(Thousands of dollars, except per share data)
(Unaudited)
			Accumulated
	Common Stock		Other
	Number of		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total

BALANCE AT
DECEMBER 30, 2007	26,633,440	$51,833	$(28,578)	$527,318	$550,573

Comprehensive income (loss):
Net loss	-	-	-	(5,934)	$(5,934)

Other comprehensive income, net of tax:
Foreign currency translation
adjustment	-	-	2,302	-	$2,302
Net actuarial gain on pension obligation	-	-	70	-	$70
Total comprehensive loss (a)					(3,562)

Stock-based compensation
expense	-	1,731	-	-	$1,731

Stock options exercised	35,000	617	-	-	$617

Tax impact of stock options
exercised	-	(304)	-	-	$(304)

Cash dividend declared
($0.48 per share)	-	-	-	(12,795)	(12,795)
BALANCE AT
SEPTEMBER 28, 2008	26,668,440	$53,877	$(26,206)	$508,589	$536,260

(a)	Comprehensive income, net of tax, was $5,879,000 for the thirty-nine weeks ended September 30, 2007, which included: net income of $4,544,000, foreign currency translation adjustment gain of $2,810,000, a reclassification of realized gain on available-for-sale securities of $(1,498,000), an unrealized loss on available-for-sale securities of $26,000 and net actuarial loss on pension obligation of $(3,000).

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Notes to Condensed Consolidated Financial Statements
September 28, 2008
(Unaudited)

Note 1 – Nature of Operations

Headquartered in Van Nuys, California, the principal business of Superior Industries International, Inc. (referred to herein as the “company”, “Superior” or in the first person notation “we”, “us” and “our”) is the design and manufacture of aluminum road wheels for sale to original equipment manufacturers (OEM). We are one of the largest suppliers of cast and forged aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary.

Ford Motor Company (Ford), General Motors Corporation (GM) and Chrysler LLC (Chrysler) together represented approximately 78 percent of our total wheel sales during the first three fiscal quarters of 2008 and 82 percent of annual wheel sales for the 2007 fiscal year. The loss of all or a substantial portion of our sales to Ford, GM or Chrysler would have a significant adverse impact on our financial results, unless the lost volume could be replaced. This risk is partially mitigated due to the long term relationships with these customers and the fact that our supply arrangements with them are generally for multi-year periods.  However, situations such as the recent consumer shift away from SUVs and trucks to more fuel-efficient vehicles and continued global competitive pricing pressures may make it more difficult to maintain these long-term arrangements and there are no guarantees that similar arrangements could be negotiated in the future.  We expect this recent shift to more fuel-efficient vehicles and the global competitive pricing pressures to continue in the foreseeable future.  Including our 50 percent owned joint venture in Europe, we also manufacture aluminum wheels for Audi, BMW, Fiat, Jaguar, Land Rover, Mazda, Mercedes Benz, Mitsubishi, Nissan, Seat, Skoda, Subaru, Suzuki, Toyota, Volkswagen and Volvo.

The availability and demand for aluminum wheels are subject to unpredictable factors, such as changes in the general economy, the automobile industry, gasoline prices and consumer credit availability and interest rates. The raw materials used in producing our products are readily available and are obtained through numerous suppliers with whom we have established trade relations.

Note 2 – Impairment of Long-lived Assets and Other Charges

On August 19, 2008, we announced the planned closure of our wheel manufacturing facility located in Pittsburg, Kansas, that will result in a lay off of approximately 600 employees.  The planned closure of the Pittsburg facility, which will be effective December 19, 2008, was approved by our Board of Directors on August 15, 2008.  Also included in this announcement was the elimination of 155 positions at our other U.S. facilities, of which 90 were open positions and 65 were layoffs which resulted in recording $0.2 million in severance costs in the current quarter.  These two actions will result in a reduction of 755 positions, or 29 percent of Superior’s U.S. workforce.  These actions were necessary in order to manage costs and balance our manufacturing capacity in the face of reduced demand for SUVs and light trucks.

Due to the announced closure of the Pittsburg facility, we recorded in the current quarter an asset impairment charge against pretax earnings totaling $5.0 million, reducing the carrying value of certain long-lived assets to their respective fair values.  We estimated the fair value of long-lived assets considering independent appraisals of the assets.  These assets are classified as held and used, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, until they are available for immediate sale, at which time they will be classified as held for sale.  In addition, we recorded severance and other one-time benefit costs totaling $0.7 million which are included in the cost of sales line item of our statement of operations. We expect to incur additional severance and other one-time benefit costs related to the closure of this facility of approximately $1.3 million over the next three months.

Note 3 – Presentation of Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of December 30, 2007 is derived from the audited financial statements as of that date; however, during the current quarter, we determined that our charter filed with the State of California in 1994 as part of our reincorporation from Delaware to California does not state a par value for our common or preferred stock.  Our prior charter filed with the state of Delaware did include par values for our common stock and preferred stock of $0.50 and $25.00, respectively.  We have revised our condensed consolidated balance sheets and our condensed consolidated statement of shareholders’ equity to eliminate the references to par value and to eliminate the line item “Additional paid-in capital”, which is now combined with the line item “Common stock, no par value”.  These changes had no impact on our results of operations, our statements of financial position or the underlying economics of our business.

Accordingly, the December 30, 2007 balance has been revised as follows:

Balance sheet as of December 30, 2007	As reported	Adjustments	As revised
(Thousands of dollars)
Common stock	$13,317	$38,516	$51,833
Additional paid-in capital	$38,516	$(38,516)	$-

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

During the fourth quarter of 2007, we also determined the cumulative impact of known differences in our accounting for our equity method investment in Suoftec Light Metal Products Production and Distribution, Ltd. (Suoftec) and our summary financial information presented for Suoftec, which we considered to be immaterial to any individual reporting period, required restatement.  The errors related to the quantification and recording of the adjustments to report the Suoftec earnings on the basis of accounting principles generally accepted in the United States of America (U.S. GAAP) versus the Hungarian accounting rules followed by Suoftec.  These differences principally relate to overhead cost capitalization into inventory and deferred income taxes on property, plant and equipment.  The 2007 U.S. GAAP differences were immaterial to any one interim period and were recorded in the fourth quarter of 2007.

The following tables summarize the impact of the tax basis error corrections to our condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended September 30, 2007 and to our condensed consolidated balance sheet as of September 30, 2007 as previously presented in Exhibit 99.1 of our 2007 Annual Report on Form 10-K.  There was no impact to our 2007 interim Net Cash provided by Operating Activities due to the correction of the above errors.

Statement of Operations
(Thousands of dollars)	For Thirteen Weeks Ended			For Thirty-Nine Weeks Ended
	September 30, 2007			September 30, 2007
	As reported	Adjustment	As restated	As reported	Adjustment	As restated

Income tax (provision) benefit	$(731)	$(95)	$(826)	$(938)	$299	$(639)
Net income	$(644)	$(95)	$(739)	$4,245	$299	$4,544

Earnings per share:
Basic	$(0.02)	$(0.01)	$(0.03)	$0.16	$0.01	$0.17
Diluted	$(0.02)	$(0.01)	$(0.03)	$0.16	$0.01	$0.17

Balance Sheet as of September 30, 2007	As reported	Adjustments	As restated
(Thousands of dollars)
Income tax receivable	$13,668	$1,027	$14,695
Investments	$47,009	$528	$47,537
Noncurrent deferred tax asset, net	$10,409	$1,706	$12,115
Accumulated other comprehensive loss	$(35,798)	$4	$(35,794)
Retained earnings	$523,576	$3,257	$526,833

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

We use a 4-4-5 convention for our fiscal quarters, which are thirteen week periods generally ending on the last Sunday of each calendar quarter.  We refer to these thirteen week fiscal periods as “quarters” throughout this report.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated statements of operations for the thirteen week periods ended September 28, 2008 and September 30, 2007, (ii) the condensed consolidated balance sheets at September 28, 2008 and December 30, 2007, (iii) the condensed consolidated statements of cash flows for the thirty-nine week periods ended September  28, 2008 and September 30, 2007, and (iv) the condensed consolidated statement of shareholders’ equity for the thirty-nine week period ended September 28, 2008. The condensed consolidated balance sheet as of December 30, 2007 was derived from our 2007 audited financial statements, but does not include all disclosures required by U.S. GAAP.

Note 4 – Stock-Based Compensation

Our 2008 Equity Incentive Plan authorizes us to issue incentive and non-qualified stock options, as well as stock appreciation rights, restricted stock and performance units to our non-employee directors, officers, employees and consultants totaling up to 3.5 million shares of common stock. No more than 100,000 shares may be used under such plan as “full value” awards, which include restricted stock and performance units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  At September 28, 2008, there were 3.5 million shares available for future grants under this plan. Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options granted under this plan to employees and non-employee directors require no less than a three year ratable vesting period.

During the first three quarters of 2008, we granted options for a total of 616,000 shares, while in the first three quarters of 2007, we granted options for a total of 120,000 shares.  The weighted average fair value at the grant date for options issued during the first three quarters of 2008 and 2007 was $5.30 and $6.07 per option, respectively. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for 2008 and 2007, respectively: (a) dividend yield on our common stock of 3.23 percent and 3.32 percent; (b) expected stock price volatility of 30.5 percent and 30.8 percent; (c) a risk-free interest rate of 3.41 percent and 4.72 percent; and (d) an expected option term of 7.0 years and 7.3 years.  For the thirty-nine weeks ended September 28, 2008, options for 35,000 shares were exercised compared to 18,749 options exercised during the same fiscal period in year 2007.

Stock-based compensation expense related to our stock option plans under Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), was allocated as follows:

(Thousands of dollars)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007

Cost of sales	$34	$87	$243	$519
Selling, general and administrative	490	544	1,488	2,124

Stock-based compensation expense before income taxes	524	631	1,731	2,643
Income tax benefit	(154)	(222)	(508)	(950)

Stock-based compensation expense after income taxes	$370	$409	$1,223	$1,693

As of September 28, 2008, a total of $5.4 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 3.0 years.  There were no significant capitalized stock-based compensation costs at September 28, 2008 and December 30, 2007.  We received cash totaling $617,000 and $350,000 from stock options exercised during the first three quarters of 2008 and 2007, respectively.

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

Note 6 – Business Segments

We have only one reportable segment – automotive road wheels.  Each of our plants manufactures similar aluminum automotive road wheels, utilizes similar production processes and distribution methods, sells to many of the same OEM customers and faces similar variations in product demand levels. In order to effectively manage our overall business, we must maintain the ability to allocate production and resources interchangeably among our plants, as necessary. We assess operating performance and make operating decisions at this segment level and allocate resources among individual plants as deemed necessary to meet both customer requirements and our overall segment financial objectives.

Net sales and net property, plant and equipment by geographic area are summarized below:

(Thousands of dollars)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
Net sales:	2008	2007	2008	2007
U.S.	$96,568	$132,501	$342,030	$430,421
Mexico	66,786	95,056	260,947	297,228
Consolidated net sales	$163,354	$227,557	$602,977	$727,649

			September 28,	December 30,
Property, plant and equipment, net:			2008	2007
U.S.			$96,326	$116,599
Mexico			176,544	185,654
Consolidated property, plant and equipment, net			$272,870	$302,253

Note 7 - Revenue Recognition

Sales of products and any related costs are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Tooling reimbursement revenues, representing internal development expenses and initial tooling that are reimbursable by our customers, are recognized as such related costs and expenses are incurred and recoverability is probable, generally upon receipt of a customer purchase order.  Tooling reimbursement revenues totaled $4.0 million and $2.5 million for the third quarter of 2008 and 2007, respectively; and $14.3 million and $8.7 million for the thirty-nine weeks ended September 28, 2008 and September 30, 2007, respectively.

Note 8 – Earnings Per Share

In accordance with the provisions of SFAS No. 128, “Earnings Per Share,” basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share includes the dilutive effect of outstanding stock options, calculated using the treasury stock method.

Of the 3.5 million stock options outstanding at September 28, 2008, 2.7 million shares had an exercise price greater than the weighted average market price of the stock for the thirteen weeks ended September 28, 2008, and 2.4 million shares had an exercise price greater than the weighted average price of the stock for the thirty-nine week period ending September 28, 2008.  Accordingly, these options were excluded in the calculations of diluted earnings per share for these periods.  In addition, options to purchase the remaining 0.8 million shares and 1.1 million shares for the thirteen and thirty-nine week periods ended September 28, 2008, respectively, were excluded from diluted loss per share calculation, because they were anti-dilutive due to the net loss for those periods.

Of the 3.0 million stock options outstanding at September 30, 2007, 2.2 million shares had an exercise price greater than the weighted average market price of the stock and were excluded in the calculations of diluted earnings (loss) per share for both the thirteen week and thirty-nine week periods ended September 30, 2007.  In addition, options to purchase the remaining 0.8 million shares were excluded from diluted loss per share calculation for the thirteen week period ended September 30, 2007, because they were anti-dilutive due to the net loss for the period.

Summarized below are the calculations of basic and diluted earnings per share for the respective periods:

(In thousands, except per share amounts)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Basic Earnings (Loss) per Share:
Reported net income (loss)	$(14,207)	$(738)	$(5,934)	$4,544
Weighted average shares outstanding - Basic	26,661	26,614	26,650	26,612
Basic earnings (loss) per share	$(0.53)	$(0.03)	$(0.22)	$0.17

Diluted Earnings (Loss) per Share:
Reported net income (loss)	$(14,207)	$(738)	$(5,934)	$4,544
Weighted average shares outstanding	26,661	26,614	26,650	26,612
Weighted average dilutive stock options	-	-	-	19
Weighted average shares outstanding - Diluted	26,661	26,614	26,650	26,631
Diluted earnings (loss) per share	$(0.53)	$(0.03)	$(0.22)	$0.17

Note 9 – Income Taxes

The income tax (provision) benefit on income before income taxes and equity earnings for the third quarter of 2008 was a benefit of $5.7 million compared to a provision of $(0.8) million for the same period in 2007.

For the first three quarters of 2008, the income tax benefit was $3.2 million, comprised of a benefit on losses of $1.8 million and reversal of discrete items totaling $1.4 million.  These discrete items were principally a $0.7 million reversal of uncertain tax positions and a reduction of $0.8 million in valuation reserves.  For the first three quarters of 2007, we recorded an income tax provision of $(0.6) million comprised of  provision on earnings of $(2.0) million, offset by a benefit of $1.4 million consisting primarily of tax return and prior year adjustments and changes in valuation reserves and uncertain items.

We conduct business internationally and, as a result, some of our subsidiaries file income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities in Hungary, Mexico, the Netherlands and the United States. We are no longer subject to U.S. federal, state and local, or Mexico (our major filing jurisdictions) income tax examinations for years before 1999.

We are under audit for 2004 through 2006 tax years by the Internal Revenue Service.  The examination phase of the audit concluded early in the fourth quarter of 2008.  We anticipate receiving a tax refund of approximately $1.2 million, and the release of approximately $0.8 million of general business and alternative minimum tax credits.  The examination is subject to final review by the taxing authorities.

In addition, the 2003 income tax return of Superior Industries de Mexico S.A. de C.V is under review by Mexico’s Tax Administration Service (Servicio de Administracion Tributaria).  However, it is not reasonably possible at this time to quantify any adjustments related to this audit or to predict the date of completion.

Within the next twelve month period ending September 27, 2009, we anticipate that unrecognized tax benefits in the amount of $8.5 million will be recognized due to the expiration of statutes of limitations and completion of related tax examinations.

We currently believe that we are likely to have taxable income in the future sufficient to realize the benefit of our deferred tax assets (consisting primarily of foreign tax credits, competent authority adjustments, reserves and accruals that are not currently deductible for tax purposes, as well as net operating loss carryforwards from losses we previously incurred). However, some or all of these deferred tax assets could expire unused if we are unable to generate taxable income in the future sufficient to utilize them or we enter into transactions that limit our right to use them. If it becomes more likely than not that our deferred tax assets will expire unused, we will have to recognize a valuation allowance, which may materially increase our income tax expense, and therefore adversely affect our results of operations and financial condition in the period in which it is recorded.

At December 30, 2007 and September 30, 2008, our net deferred tax asset was $19.2 million and $23.2 million, respectively. Based upon our assessment, it appears more likely than not that the net deferred tax asset will be realized through future taxable earnings. Accordingly, no valuation allowance has been established for our net deferred tax asset. We will continue to assess the need for a valuation allowance in the future.

Note 10 – Equity in Earnings of Joint Ventures

Included below are summary statements of operations for Suoftec, our 50 percent owned joint venture in Hungary, which manufactures cast and forged aluminum wheels principally for the European automobile industry.  Being 50 percent owned and non-controlled, Suoftec is not consolidated, but accounted for using the equity method.

(Thousands of dollars)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Net sales	$30,350	$35,695	$113,495	$106,853
Cost of sales	30,658	31,963	106,804	98,095
Gross profit (loss)	(308)	3,732	6,691	8,758
Selling, general and administrative expenses	623	487	2,084	1,509
Income (loss) from operations	(931)	3,245	4,607	7,249
Other income (expense), net	(331)	145	702	264
Income (loss) before income taxes	(1,262)	3,390	5,309	7,513
Income tax benefit (provision)	291	(676)	(930)	(1,480)
Net income (loss)	$(971)	$2,714	$4,379	$6,033

Superior's share of Suoftec net income (loss)	$(485)	$1,357	$2,189	$3,017
Intercompany profit elimination	342	(235)	373	(456)
Superior's equity in earnings (loss) of Suoftec	(143)	1,122	2,562	2,561
Equity in earnings of Topy-Superior Ltd	-	65	-	175
Total equity in earnings (loss) of joint ventures	$(143)	$1,187	$2,562	$2,736

As of March 31, 2008, the Topy-Superior Limited joint venture with Topy Industries was terminated.  The termination of the joint venture did not have a material impact on our financial condition or results of operations.

Note 11 – Other Income

Foreign currency transaction gains (losses), which are included in other income, net, were $1.2 million for the thirteen weeks ended September 28, 2008 compared to $0.4 million for the same period a year ago and a loss of $(0.5) million for the thirty-nine weeks ended September 28, 2008 compared to a gain of $0.6 million for the same thirty-nine week period in 2007.  In the first quarter of 2007, we sold available-for-sale corporate equity securities realizing a $2.4 million gain that was included in other income, net.

Note 12 – Accounts Receivable
	September 28,	December 30,
(Thousands of dollars)	2008	2007
Trade receivables	$112,249	$119,175
Tooling reimbursement receivables	7,179	5,102
Current portion of notes receivable	2,565	-
Receivables from joint ventures	1,600	557
Other receivables	3,233	3,297
	126,826	128,131
Allowance for doubtful accounts	(2,650)	(2,427)
Accounts receivable, net	$124,176	$125,704

Note 13 – Inventories

(Thousands of dollars)	September 28,	December 30,
	2008	2007
Raw materials	$12,232	$16,482
Work in process	34,589	30,004
Finished goods	49,352	60,684
Inventories, net	$96,173	$107,170

Note 14 – Property, Plant and Equipment

(Thousands of dollars)	September 28,	December 30,
	2008	2007
Land and buildings	$96,058	$94,610
Machinery and equipment	519,570	519,869
Leasehold improvements and others	13,425	14,055
Construction in progress	21,307	29,739
	650,360	658,273
Accumulated depreciation	(377,490)	(356,020)
Property, plant and equipment, net	$272,870	$302,253

Depreciation expense was $11.4 million for the thirteen weeks ended September 28, 2008 compared to $11.0 million for the same period ended September 30, 2007.   Depreciation expense was $34.3 million for the thirty-nine weeks ended September 28, 2008 compared to $31.7 million for the same period ended September 30, 2007.

Note 15 – Retirement Plans

We previously had individual Salary Continuation Agreements with each of our directors, officers, and other key members of management who are participants in our unfunded supplemental executive retirement program. Due to recent changes in the tax laws, payments made under this program could be subject to substantial new taxes for the participants, which may be avoided if these agreements are amended or are replaced by a plan that complies with such law changes. In the first quarter of 2008, we offered affected participants the opportunity to terminate their individual Salary Continuation Agreements and become a participant in a new unfunded Salary Continuation Plan (Plan), which now covers all subsequent participants.  Similar to the terms of the Salary Continuation Agreements, the Plan provides to those participants meeting specified vesting requirements a monthly benefit amount equal to 30 percent of the participant’s final average compensation during the last thirty-six months of service.

Plan benefits become payable upon the participant’s death or disability, if still an active employee, or upon attaining the specified retirement date - age 65, if no longer employed by the company. Benefit payments will generally commence on the first day of the month coinciding with or next following the participant’s retirement date, and shall continue for a period of not less than 120 months or until participant’s death, if later. However, in the case of certain participants who are specified employees, as defined in the Plan, on their retirement date, all or a portion of their benefit payments will not begin until six months following the date of separation from service.  For the thirty-nine weeks ended September 28, 2008, payments to retirees or their beneficiaries approximating $624,000 have been made in accordance with our supplemental executive retirement program.  We presently anticipate benefit payments in 2008 to total approximately $0.9 million.

(Thousands of dollars)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Service cost	$118	$137	$353	$410
Interest cost	289	280	867	841
Net amortization	42	48	126	143
Net periodic pension cost	$449	$465	$1,346	$1,394

Note 16 – Commitments and Contingencies

Derivative Litigation

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

On August 29, 2007, the plaintiffs filed an amended consolidated complaint that was substantially similar to the prior consolidated complaint.  In response, we, along with the individual defendants, filed motions to dismiss on September 21, 2007.  In an order dated April 14, 2008, the court granted again our motion to dismiss the amended consolidated complaint. On May 5, 2008, the plaintiff filed a verified second amended consolidated shareholder derivative complaint that alleges claims substantially similar to the prior complaints.  Once again, we, along with the individual defendants, filed motions to dismiss on May 30, 2008.  The court heard the motions to dismiss on September 15, 2008, but has not yet issued its ruling.  Because this litigation remains at a preliminary stage, it would be premature to anticipate the probable outcome of this case and whether such an outcome would be materially adverse to the company.

Environmental Compliance

The South Coast Air Quality Management District (the “AQMD”) issued to us a notice of violation, dated December 14, 2007, alleging violations of certain air quality rules at our Van Nuys, California facility.  After researching the history of the air quality permits and other facts, we met with the AQMD on May 1, 2008 and October 17, 2008, to resolve the issues raised in the notice of violation and address other compliance issues.

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

Other Proceedings

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

We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies – the Mexican peso and the euro. The value of the Mexican peso relative to the U.S. dollar for the first three quarters of 2008 increased approximately one percent.  The value of the euro relative to the U.S. dollar decreased approximately one percent during the first three quarters of 2008.  Foreign currency transaction gains and losses are included in other income, net in the condensed consolidated statements of operations.

When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as derivatives. We currently have several purchase agreements for the delivery of natural gas through 2010.  The contract value and fair value of these purchase commitments approximated $31.4 million and $27.1 million, respectively, at September 28, 2008.  Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.

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

Executive Overview

There have been unprecedented recent announcements of North American automotive plant closures and other restructuring activities by our customers, which have and will continue to have a negative impact on our business.  At the time of this filing, our customers are still providing us with specific dates and timing of plant closures and restructuring activities and information on the likely impact on their demand for our products.  Accordingly, we are continuing our strategic planning and the determination of our near-term course of action to respond to such developments in our industry.

Overall North American production of passenger cars and light trucks in the third quarter was reported by industry publications as being down approximately 16 percent versus the same period a year ago, with production of passenger cars increasing 4 percent while production of light trucks and SUVs decreased 33 percent. The U.S. automotive industry was impacted negatively by the continued dramatic shift away from full-size trucks and SUVs caused by continuing high fuel prices, rapidly rising commodity prices and the tightening of consumer credit, due to the deteriorating U.S. financial markets.

All of our major customers announced that, due to these severe pressures, they were reducing North American production, delaying the introduction of several 2009 model year platforms, planning further manufacturing capacity realignments, additional cost reductions and changes to their model mix in order to bring more fuel-efficient passenger cars and crossovers to market faster. In some cases, they announced certain brands would undergo strategic reviews, ranging from a complete revamping of the full product line to the possibility of the sale of the brand. Accordingly, we and our customers continue to confront an extremely weak economy with a lack of consumer credit and continuing high fuel prices that have reduced demand, especially for SUVs and light trucks. Having assessed a variety of strategic initiatives and additional cost-reductions required to address the changing circumstances we now face, on August 19, 2008, we announced the planned closure in December 2008 of our wheel manufacturing facility in Pittsburg, Kansas, as well as a reduction in work force at several other locations.  These actions are described in detail below.

Consolidated revenues in the third quarter of 2008 decreased $64.2 million, or 28 percent, to $163.4 million from $227.6 million in the same period a year ago. Wheel sales decreased $65.8 million, or 29 percent, to $159.3 million from $225.1 million in the third quarter a year ago, as our wheel shipments decreased 29 percent to approximately 2.2 million. This was the lowest level of shipments in a non-strike period since the third quarter of 1995. This decrease profoundly impacted our ability to absorb fixed costs during the quarter, resulting in a gross margin loss of $(11.2) million. The loss from operations for the period, including the pretax impairment charge of $5.0 for the announced plant closure, was $(22.4) million, compared to a loss from operations in 2007 of $(2.5) million. The net loss after income taxes and equity earnings for the period was $(14.2) million, or $(0.53) per diluted share, compared to a net loss in 2007 of $(0.7) million, or $(0.03) per diluted share.

Results of Operations

(Thousands of dollars, except per share amounts)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
Selected data	2008	2007	2008	2007
Net sales	$163,354	$227,557	602,977	$727,649
Gross profit (loss)	$(11,191)	$5,276	10,248	$20,999
Percentage of net sales	-6.9%	2.3%	1.7%	2.9%
Loss from operations	$(22,422)	$(2,501)	(14,093)	$(2,730)
Percentage of net sales	-13.7%	-1.1%	-2.3%	-0.4%
Net income (loss)	$(14,207)	$(739)	(5,934)	$4,544
Percentage of net sales	-8.7%	-0.3%	-1.0%	0.6%
Diluted earnings (loss) per share	$(0.53)	$(0.03)	(0.22)	$0.17

Impairment of Long-Lived Assets and Other Charges

On August 19, 2008, we announced the planned closure of our wheel manufacturing facility located in Pittsburg, Kansas, that will result in a lay off of approximately 600 employees.  The planned closure of the Pittsburg facility, which will be effective December 19, 2008, was approved by our Board of Directors on August 15, 2008.  Also included in this announcement was the elimination of 155 positions at our other U.S. facilities, of which 90 were open positions and 65 were layoffs which resulted in recording $0.2 million in severance costs in the current quarter.  These two actions will result in a reduction of 755 positions, or 29 percent of Superior’s U.S. workforce.  These actions were necessary in order to manage costs and balance our manufacturing capacity in the face of reduced demand for SUVs and light trucks.

Due to the announced closure of the Pittsburg facility, we recorded in the current quarter an asset impairment charge against pretax earnings totaling $5.0 million, reducing the carrying value of certain long-lived assets to their respective fair values.  We estimated the fair value of long-lived assets considering independent appraisals of the assets.  These assets are classified as held and used, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, until they are available for immediate sale at which time they will be classified as held for sale.  In addition, we recorded severance and other one-time benefit costs totaling $0.7 million which are included in the cost of sales line item of our statement of operations. We expect to incur additional severance and other one-time benefit costs related to the closure of this facility of approximately $1.3 million over the next three months.

Sales

Consolidated revenues in the third quarter of 2008 decreased $64.2 million, or 28.2 percent, to $163.4 million from $227.6 million in the same period a year ago.  Wheel sales decreased $65.8 million, or 29.2 percent, to $159.3 million from $225.1 million in the third quarter a year ago, as our wheel shipments decreased by 29.3 percent. Tooling reimbursement revenues totaled $4.0 million in the third quarter of 2008 and $2.5 million in the third quarter of 2007.  The average selling price of our wheels increased approximately 1 percent in the current quarter as a 3 percent increase in the pass-through price of aluminum in the current quarter was offset by a 2 percent shift in sales mix to smaller wheels, reversing the trend from the first two quarters of 2008.

Consolidated revenues in the first three quarters of 2008 decreased $124.6 million, or 17.1 percent, to $603.0 million from $727.6 million in the same period a year ago. Wheel sales decreased $130.3 million, or 18.1 percent, to $588.7 million from $719.0 million in the first three quarters a year ago, as our wheel shipments decreased by 18.4 percent.  Tooling reimbursement revenues totaled $14.3 million in the first three quarters of 2008 and $8.7 million in the same period of 2007.  The average selling price of our wheels during the first nine months of 2008 increased approximately 1 percent as a shift in sales mix to larger, higher-priced wheels offset the 1 percent decrease in the pass-through price of aluminum during the first three quarters.

As reported by industry publications, North American production of passenger cars and light trucks in the third quarter was down approximately 16 percent compared to the same quarter in the previous year.  Our wheel shipments on these vehicles fell 29 percent for the same period.  The decline of North American production included an increase of 4 percent for passenger cars while light trucks fell by 33 percent. During the same period, our shipments of passenger car wheels increased by 11 percent while light truck wheel shipments decreased by 50 percent.  The large drop in light truck shipments was primarily a result of decreased production on the GMT 900 and Ford F-150 programs, as further described below.  Even with the significant drop in overall vehicle production, Superior was able to gain market share in the passenger car group.

Our shipments to GM decreased 21 percent in the current quarter to 45 percent of total unit shipments from 40 percent in the third quarter of 2007, as light truck wheel shipments decreased 41 percent while shipments of passenger car wheels increased 104 percent. The major unit shipment decreases were for the GMT800/900, Trail Blazer and Hummer H3, while the largest increases were for Chevrolet’s Malibu and Cobalt and Cadillac’s CTS. Shipments to Ford decreased 46 percent and were 21 percent of total unit shipments, compared to 27 percent a year ago, as light truck wheel shipments decreased 77 percent and shipments of passenger car wheel shipments increased 5 percent. The major unit shipment decreases were for the F Series trucks, the Explorer and the Mustang, while the largest increases were for the Focus and the Lincoln Town Car. Shipments to Chrysler decreased 14 percent versus the prior year, but increased to 14 percent of total unit shipments during the quarter compared to 12 percent a year ago. Light truck shipments to Chrysler decreased 18 percent, while shipments of passenger car wheels decreased 11 percent. The major decreases in unit shipments were for Sebring and the Dodge Nitro, while the largest increases were for the Dodge’s Magnum, Charger and Journey platforms. Shipments to international customers decreased 33 percent compared to a year ago to 20 percent of total unit shipments from 21 percent a year ago. The principal unit shipment decreases to international customers in the current period compared to a year ago were for Nissan’s Frontier and Xterra and the Mazda 6, while the largest increases were for the Nissan Altima and the Toyota Vibe.

Gross Profit (Loss)

Consolidated gross profit (loss) decreased $16.5 million for the third quarter of 2008 to a loss of $(11.2) million, or (6.9) percent of net sales, compared to a profit of $5.3 million, or 2.3 percent of net sales, for the same period a year ago. As indicated above, actual unit shipments in the third quarter of 2008 decreased 29.3 percent compared to the same period a year ago, and decreased 23.7 percent from the prior quarter in 2008.  The sharp decrease in customer requirements resulted in wheel production decreasing 20.9 percent versus the prior quarter and 25.4 percent compared to the same period a year ago, significantly impacting absorption of plant fixed costs. This, along with the lost margin on the 29.3 percent decrease in unit shipments contributed to the operating margin of our wheel plants in the third quarter of 2008 decreasing approximately 7.6 percent. Severance costs related to the planned plant closure and workforce reductions during the quarter totaled approximately $1.0 million.

Consolidated gross profit for the first three quarters of 2008 decreased $10.8 million to $10.2 million, or 1.7 percent of net sales, compared to a $21.0 million, or 2.9 percent of net sales, for the same period a year ago. For the first half of 2008, our gross profit, including the impact of the American Axle strike, had increased approximately $5.7 million compared to the prior year. Continued progress made towards resolving certain production inefficiencies in several of our facilities contributed to the improved margin. The significant decrease in unit shipments and production in the third quarter more than offset the first half margin improvements.

We are continuing to implement action plans to improve operational performance and mitigate the impact of the declines in U.S. auto industry production and the continuing pricing environment in which we now operate. We must emphasize, however, that while we continue to reduce costs through process automation and identification of industry best practices, the pace of auto production declines and global pricing pressures may continue at a rate faster than our progress on achieving cost reductions for an indefinite period of time.  This is due to the methodical nature of developing and implementing these cost reduction programs. In addition, although we have a portion of our natural gas requirements covered by fixed-price contracts expiring through 2010, costs may increase to a level that cannot be immediately recouped in selling prices. The impact of these factors on our future financial position, results of operations and cash flows may be negative, to an extent that cannot be predicted, and we may not be able to implement sufficient cost-saving strategies to mitigate any future impact.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2008 decreased $1.6 million to $6.2 million, or 3.8 percent of net sales, from $7.8 million, or 3.4 percent of net sales, in the same period in 2007.  The third quarter of 2007 included a pretax charge of $2.2 million for the potential settlement of a labor related lawsuit, which was partially offset by a reduction in other professional fees of $0.4 million related to the derivative lawsuit. This favorable variance versus the prior year was partially offset by increased payroll tax expenses in the current quarter of $0.3 million related to our deferred compensation plans. For the first three quarters of 2008, selling, general and administrative expenses were $19.3 million, or 3.2 percent of net sales, compared to $23.7 million, or 3.3 percent of net sales, for the same period in 2007.  The principal reductions in the current year-to-date period were in professional fees related to the derivative lawsuit and the potential settlement of the labor related lawsuit, totaling $3.6 million. Other significant reductions versus the prior year were $0.7 million in stock-based compensation and $0.4 million in bonus expense.

Interest Income, Net and Other Income, Net

Net interest income for the third quarter decreased to $0.6 million from $0.8 million a year ago, due to the weighted average rate of interest earned on our cash investments declining to 2.4 percent from 5.6 percent a year ago. For the first three quarters of 2008 net interest income decreased to $2.3 million from $2.7 million a year ago, due to the weighted average rate of interest declining to 3.0 percent from 4.9 percent a year ago.

Other income, net for the third quarter was $2.0 million compared to $0.6 million a year ago, due principally to an increase of $1.1 million in foreign exchange transaction gains on the Mexican peso. Other income, net for the first three quarters of 2008 was $0.1 million compared to $2.5 million in 2007. The first three quarters of 2007 included a $2.4 million gain on sale of an available-for-sale equity security.

Equity in Earnings of Joint Ventures

As indicated below, equity in earnings of joint ventures is represented principally by our share of the equity earnings of our 50-percent owned joint venture in Hungary, Suoftec. Our share of Suoftec’s net loss in the third quarter of 2008 was $(0.5) million compared to income of $1.4 million for the same period in 2007.  Our share of Suoftec’s net income totaled $2.2 million for the first three quarters of 2008 compared to $3.0 million for the same period in 2007. Including an adjustment for the elimination of intercompany profits in inventory, our adjusted equity earnings of this joint venture was a loss of $0.1 million in the third quarter of 2008 and income of $1.1 million in the third quarter of 2007. For the first three quarters of 2008, our adjusted equity earnings of this joint venture totaled $2.6 million, the same as for the same period in 2007.  The balance of our equity earnings of joint ventures in 2007 was from our Topy-Superior Limited joint venture, which was terminated as of March 31, 2008.

Suoftec Joint Venture
Net sales of our 50 percent owned joint venture, Suoftec, decreased $5.3 million, or 15.0 percent, to $30.4 million in the third quarter of 2008 compared to $35.7 million for the same period last year.  The decrease in net sales was due to an 18.1 percent decrease in units shipped, partially offset by a 3.8 percent decrease in the average selling price.  Net sales for the first three quarters of 2008 increased by $6.6 million, or 6.2 percent, to $113.5 million compared to $106.9 million for the same period in 2007.  The increase in net sales for the year-to-date period was due to a 7.5 percent increase in the average selling price being offset by a 1.2 percent decrease in units shipped.

Gross profit in the third quarter decreased to a loss of $(0.3) million, or (1.0) percent of net sales, compared to gross profit of $3.7 million, or 10.5 percent of net sales, for the same quarter of last year.  The main contributors to the decrease in gross profit this quarter compared to the same quarter last year were the 6.0 percent decrease in average euro selling prices resulting from a shift in mix to lower-priced, lower-margin wheels and continued increases in utility costs and operating supplies, which partially offset the 11.2 percent increase in the average euro to U.S. dollar exchange rate.  Gross profit for the first three quarters of 2008 decreased to $6.7 million, or 5.9 percent of net sales, compared to $8.8 million, or 8.2 percent of net sales for the same period in 2007.  The main contributors to the decreased gross profit in 2008 were the 1.2 percent decrease in units shipped, and a 5.4 percent decrease in the average euro selling price, related to the shift in mix to lower-priced lower-margin wheels in 2008.

Selling, general and administrative expenses this quarter increased to $0.6 million from $0.5 million in the same quarter last year.  The $0.1 million increase in selling, general and administrative expenses was principally due to the increase in the average euro to U.S. dollar exchange rate.  Selling, general and administrative expenses for the first three quarters of 2008 increased to $2.1 million from $1.5 million in the same period last year.  The $0.6 million increase in selling, general and administrative expenses was principally due to the increase in the average euro to U.S. dollar exchange rate and increased sales commissions.

Due principally to the decrease in gross profit explained above, Suoftec’s net income decreased to a loss of $1.0 million in the third quarter of 2008 from $2.7 million in the same quarter last year.  Suoftec’s net income was $4.4 million for the first three quarters of 2008 compared to $6.0 million in the same period last year.  The increase in the average euro to U.S. dollar exchange rate impacted Suoftec’s net income for the first three quarters favorably by approximately $0.5 million.

Income Tax (Provision) Benefit

The income tax (provision) benefit on income before income taxes and equity earnings for the third quarter of 2008 was a benefit of $5.7 million compared to a provision of $(0.8) million for the same period in 2007.  For the first three quarters of 2008, the income tax benefit was $3.2 million, comprised of a benefit on losses of $1.8 million and reversal of discrete items totaling $1.4 million.  These discrete items were principally a $0.7 million reversal of uncertain tax positions and a reduction of $0.8 million in valuation reserves.  For the first three quarters of 2007, we recorded an income tax provision of $(0.6) million comprised of  provision on earnings of $(2.0) million, offset by a benefit of $1.4 million consisting primarily of tax return and prior year adjustments and changes in valuation reserves and uncertain items.

Within the next twelve month period ending September 27, 2009, we anticipate that unrecognized tax benefits in the amount of $8.5 million will be recognized due to the expiration of statutes of limitations and completion of related tax examinations.

We currently believe that we are likely to have taxable income in the future sufficient to realize the benefit of our deferred tax assets (consisting primarily of foreign tax credits, competent authority adjustments, reserves and accruals that are not currently deductible for tax purposes, as well as net operating loss carryforwards from losses we previously incurred). However, some or all of these deferred tax assets could expire unused if we are unable to generate taxable income in the future sufficient to utilize them or we enter into transactions that limit our right to use them. If it becomes more likely than not that our deferred tax assets will expire unused, we will have to recognize a valuation allowance, which may materially increase our income tax expense, and therefore adversely affect our results of operations and financial condition in the period in which it is recorded.

At December 30, 2007 and September 30, 2008, our net deferred tax asset was $19.2 million and $23.2 million, respectively. Based upon our assessment, it appears more likely than not that the net deferred tax asset will be realized through future taxable earnings. Accordingly, no valuation allowance has been established for our net deferred tax asset. We will continue to assess the need for a valuation allowance in the future.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, net cash provided by operating activities and other external sources of funds. Working capital and the current ratio were $274.0 million and 4.5:1, respectively, at September 28, 2008, versus $260.5 million and 3.7:1 at December 31, 2007. We have no long-term debt. As of September 28, 2008, our cash and cash equivalents totaled $110.4 million compared to $106.8 million at December 31, 2007, and $68.7 million at September 30, 2007. The increase in cash and cash equivalents since September 30, 2007, was due principally to reduced funding requirements of capital expenditures related to our wheel facility in Chihuahua, Mexico. For the foreseeable future, we expect all working capital requirements, funds required for investing activities, cash dividend payments and repurchases of our common stock to be funded from internally generated funds or existing cash and cash equivalents.

Net cash provided by operating activities decreased $7.0 million to $24.4 million for the thirty-nine weeks ended September 28, 2008, compared to $31.4 million provided during the same period a year ago. The change in net income, including the changes in non-cash items, decreased net cash provided by operating activities by $12.6 million. This decrease was partially offset by the net change in working capital requirements and other operating assets and liabilities, totaling $5.6 million. Funding requirements for accounts receivable decreased $41.1 million, due to the significant decrease in sales during the last two months of the current quarter compared to the same period a year ago, and funding for income taxes decreased $11.8 million, due to the decline in net earnings. Offsetting these favorable changes in working capital were increased funding requirements for accounts payable and other assets, totaling $36.3 million and $9.9 million, respectively. These changes were due to the timing of capital expenditures payments for our newest plant in Mexico and to changes in payment terms with our major raw material vendors.

The principal investing activity during the thirty-nine weeks ended September 28, 2008, was funding $8.9 million of capital expenditures. Similar investing activities during the same period a year ago included funding of $33.8 million of capital expenditures, offset by proceeds from held-to-maturity securities of $9.8 million and proceeds from the sale of available-for-sale securities of $5.4 million. Capital expenditures in the current period include approximately $5.6 million for our new wheel manufacturing facility in Chihuahua, Mexico, compared to $20.8 million in the same period a year ago. The remainder of the capital expenditures in both periods was for ongoing improvements to our existing facilities, none of which were individually significant.

Financing activities during the thirty-nine weeks ended September 28, 2008 and September 30, 2007 consisted primarily of the payment of cash dividends on our common stock totaling $12.8 million in both periods.  In addition, $0.6 million was received from the exercise of stock options during the thirty-nine weeks ended September 28, 2008 compared to $0.4 million received during the same period in 2007.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to apply significant judgment in making estimates and assumptions that affect amounts reported therein, as well as financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These estimates and assumptions, which are based upon historical experience, industry trends, terms of various past and present agreements and contracts, and information available from other sources that are believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent through other sources. There can be no assurance that actual results reported in the future will not differ from these estimates, or that future changes in these estimates will not adversely impact our results of operations or financial condition.

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

Risk Management

We are subject to unusual risks and uncertainties during the current quarter as our principal customers are facing risks and uncertainties of their own.  There have been unprecedented recent announcements of North American automotive plant closures and other restructuring activities by our customers, which have and will continue to have a negative impact on our business.  At the time of this filing, our customers are still providing us with specific dates and timing of plant closures and restructuring activities and information on the likely impact on their demand for our products.  Accordingly, we are continuing our strategic planning and the determination of our near-term course of action to respond to such developments in our industry.

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products.

We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies – the Mexican peso and the euro. The value of the Mexican peso relative to the U.S. dollar for the first three quarters of 2008 increased approximately one percent.  The value of the euro relative to the U.S. dollar decreased approximately one percent during the first three quarters of 2008.  Foreign currency transaction gains and losses are included in other income, net in the condensed consolidated statements of operations.

When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” they are not accounted for as derivatives. We currently have several purchase agreements for the delivery of natural gas through 2010.  The contract value and fair value of these purchase commitments approximated $31.4 million and $27.1 million, respectively, at September 28, 2008.  Percentage changes in the market prices of natural gas will impact the fair value by a similar percentage. We do not hold or purchase any natural gas forward contracts for trading purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management”.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 28, 2008.  Based on this evaluation, the CEO and CFO concluded that, as of September 28, 2008, the company's disclosure controls and procedures were not effective based on the material weakness described below.

Notwithstanding the material weakness that existed at September 28, 2008 as described below, management has concluded that the condensed consolidated financial statements, and other financial information included in this report, fairly present in all material respects in accordance with accounting principles generally accepted in the United States of America our financial condition, results of operations and cash flows as of, and for, the periods presented in this report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changing conditions, or that the degree of compliance with policies or procedure may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that the following material weakness continued to exist in the company’s internal control over financial reporting as of September 28, 2008:

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

 Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

Information regarding reportable legal proceedings is contained in Item 3 - Legal Proceedings in Part I of our 2007 Annual Report on Form 10-K and in Note 16 – Commitments and Contingencies of this Quarterly Report on Form 10-Q.  On August 29, 2007, the plaintiffs filed an amended consolidated complaint that was substantially similar to the prior consolidated complaint in the matter In re Superior Industries International, Inc. Derivative Litigation.  In response, we and the individual defendants filed motions to dismiss on September 21, 2007.  In an order dated April 14, 2008, the court granted again our motion to dismiss the amended consolidated complaint. On May 5, 2008, the plaintiff filed a verified second amended consolidated shareholder derivative complaint that alleges claims substantially similar to the prior complaints.  Once again, the company and the individual defendants filed motions to dismiss on May 30, 2008.  The court heard the motions to dismiss on September 15, 2008, but has yet to rule on the motions.  Because this litigation remains at a preliminary stage, it would be premature to anticipate the probable outcome of this case and whether such an outcome would be materially adverse to the company.

The South Coast Air Quality Management District (the “AQMD”) issued to us a notice of violation, dated December 14, 2007, alleging violations of certain air quality rules at our Van Nuys, California facility.  After researching the history of the air quality permits and other facts, we met with the AQMD on May 1, 2008 and October 17, 2008, to resolve the issues raised in the notice of violation and address other compliance issues.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A – Risk Factors in Part I of our 2007 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or future results.  The following are the material changes to the risk factors contained in Item 1A – Risk Factors in our 2007 Annual Report on Form 10-K.

Current Economic and Financial Market Conditions - Current global economic and financial markets conditions, including severe disruptions in the credit markets and the potential for a significant and prolonged global economic recession, may materially and adversely affect our results of operations and financial condition. These conditions may materially impact the automotive industry generally and the financial stability of our customers, suppliers and other parties with whom we do business.  Specifically, the impact of these volatile and negative conditions may include: decreased demand for our products due to the financial position of our OEM customers and general declines in the level of automobile demand; our decreased ability to accurately forecast future product trends and demand; and a negative impact on our ability to timely collect receivables from our customers and, conversely, reductions in the level and tightening of terms of trade credit available to us.

The foregoing economic and financial conditions, including decreased access to credit, may lead to increased levels of restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers and financial institutions with whom we do business.  Such events could, in turn, negatively affect our business either through loss of sales or inability to meet our commitments (or inability to meet them without excess expense) because of loss of suppliers or other providers. There are no assurances that government responses to these disruptions will restore consumer confidence or improve the state of the current economic and financial conditions.  In addition, several of our major customers, GM and Chrysler, are undergoing unprecedented financial distress which may result in such customers undergoing major restructuring, reorganization or other significant changes. The occurrence of any such event could have further adverse consequences to our business including a decrease in demand for our products and modifications of our existing customer agreements.

The Impairment of Financial Institutions -  We routinely execute transactions with companies in the financial services industry, including commercial banks, investment banks and other investment funds and institutions. Many of these transactions expose us to risk in the event of default by one of these financial service companies.  We routinely maintain cash balances at financial institutions in excess of federally insured limits and in money market funds which are subject to risks that may result in losses and affect the liquidity of these funds.  We may also on occasion have exposure to these financial institutions in the form of an unsecured line of credit, insurance contracts and investments. There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely affect our business and results of operations.

Valuation of Deferred Tax Assets – We currently believe that we are likely to have taxable income in the future sufficient to realize the benefit of our deferred tax assets (consisting primarily of foreign tax credits, competent authority adjustments, reserves and accruals that are not currently deductible for tax purposes, as well as net operating loss carryforwards from losses we previously incurred). However, some or all of these deferred tax assets could expire unused if we are unable to generate taxable income in the future sufficient to utilize them or we enter into transactions that limit our right to use them. If it becomes more likely than not that our deferred tax assets will expire unused, we will have to recognize a valuation allowance, which may materially increase our income tax expense, and therefore adversely affect our results of operations and financial condition in the period in which it is recorded.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our common stock during the third quarter of 2008.

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

32.1
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

SUPERIOR INDUSTRIES INTERNATIONAL, INC. (Registrant)

Date: November 7, 2008	/s/ Steven J. Borick
Steven J. Borick Chairman, Chief Executive Officer and President

Date: November 7, 2008	/s/ Erika H. Turner
Erika H. Turner Chief Financial Officer