Form 10-K
period 2008-12-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2009-03-10
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2008

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 1-6615

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

California	95-2594729
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

7800 Woodley Avenue, Van Nuys, California	91406
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (818) 781-4973

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  [  ]                           No [X]

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ]                           No [X]
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
Large accelerated filer  [  ]                                                       Accelerated filer  [X]                                           Non-accelerated filer  [  ]                                        Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

The aggregate market value of the registrant’s no par value common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $464,399,000, based on a closing price of $17.42.  On March 9, 2009, there were 26,668,440 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2009 Annual Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

PART I			PAGE
Item	1	Business.	1
Item	1A	Risk Factors.	5
Item	1B	Unresolved Staff Comments.	12
Item	2	Properties.	12
Item	3	Legal Proceedings.	12
Item	4	Submission of Matters to a Vote of Security Holders.	13
		Executive Officers of the Registrant.	14

PART II
Item	5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	15
Item	6	Selected Financial Data.	16
Item	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17
Item	7A	Quantitative and Qualitative Disclosures About Market Risk.	29
Item	8	Financial Statements and Supplementary Data.	30
Item	9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	57
Item	9A	Controls and Procedures.	58
Item	9B	Other Information.	59

PART III
Item	10	Directors, Executive Officers and Corporate Governance.	60
Item	11	Executive Compensation.	60
Item	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	60
Item	13	Certain Relationships and Related Transactions, and Director Independence.	60
Item	14	Principal Accountant Fees and Services.	60

PART IV
Item	15	Exhibits and Financial Statement Schedules.	61

SIGNATURES

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We may from time to time make written or oral statements that are “forward-looking”, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (Exchange Act), including statements contained in this report and other filings with the Securities and Exchange Commission and reports and other public statements to our shareholders. These statements may, for example, express expectations or projections about future actions or results that we may anticipate but, due to developments beyond our control, do not materialize. Actual results could differ materially because of issues and uncertainties such as those listed herein, which, among others, should be considered in evaluating our financial outlook. The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, the worsening financial crisis, changes in the automotive industry, declines in industry sales volumes resulting from economic conditions, increased global competitive pressures, our dependence on major customers and third party suppliers and manufacturers, our exposure to foreign currency fluctuations, and other factors or conditions described in Item 1A – Risk Factors section of this Annual Report on Form 10-K.  We assume no obligation to update publicly any forward-looking statements.

 PART I

ITEM 1 - BUSINESS

General Development and Description of Business

Headquartered in Van Nuys, California, the principal business of Superior Industries International, Inc. (referred to herein as the “company” or in the first person notation “we,” “us” and “our”) is the design and manufacture of aluminum road wheels for sale to original equipment manufacturers (OEM). We are one of the largest suppliers of cast and forged aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary. Customers in North America represent the principal market for our products, with approximately 18 percent of our net sales to international customers by our North American facilities, primarily delivered to their assembly operations in the United States.

The company was initially incorporated in Delaware in 1969 and reincorporated in California in 1994, as the successor to three businesses founded by Louis L. Borick, Founding Chairman and a Director of the company.  These businesses had been engaged in the design, manufacture and sale of principally automotive accessories and related aftermarket products since 1957. All of the aftermarket businesses were sold or discontinued by the end of 2002. Our entry into the OEM aluminum road wheel business in 1973 resulted from our successful development of manufacturing technology, quality control and quality assurance techniques that enabled us to satisfy the quality and volume requirements of the OEM market.  Initial production of an aluminum road wheel for a domestic OEM customer was a Mustang wheel for Ford Motor Company (Ford).

Our OEM aluminum road wheels, including shipments from our 50 percent-owned joint venture in Hungary, are sold for factory installation, or as optional or standard equipment on many vehicle models, to Ford, General Motors (GM), Chrysler, Audi, BMW, Jaguar, Land Rover, Mazda, Mercedes Benz, Mitsubishi, Nissan, Seat, Skoda, Subaru, Suzuki, Toyota, Volkswagen and Volvo.  We currently supply cast and forged aluminum wheels for many North American model passenger cars and light trucks.

Since each of our plants manufactures OEM aluminum road wheels, sells the same product to the same customers and exhibits other similar economic characteristics, they have been aggregated into one reportable segment – automotive wheels. Financial information about this segment and geographic areas is contained in Note 2 – Business Segments in Notes to Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

There were historic shifts in our industry in 2008.  Our sales were negatively impacted by the American Axle strike against GM assembly plants in the first half of 2008 which reduced our unit shipments by over 0.5 million units.  The U.S. experienced historic increases in fuel prices during the summer months of 2008, which further eroded consumer demand for automobiles, particularly the light truck and SUV platforms, and negatively impacted our sales.  In the third and fourth quarters of 2008, fluctuating fuel prices were more than offset by the severe tightening of consumer credit markets which further constricted consumer spending for automobiles and not only had a negative impact on our sales, but severely weakened the financial condition of our three major customers (Ford, GM and Chrysler) to the point that two of them required assistance from the Federal Government to continue to operate.  In addition, all of our major customers announced restructuring actions, including planned assembly plant closures, delays in launching key 2009 model-year light truck programs, and other actions to accelerate movement toward more fuel-efficient passenger cars and crossover-type vehicles.  Described below are the actions taken in 2008 to right-size our capacity, curtail operating losses and strengthen our company for the near and long-term future.

In August 2008, we announced the planned closure of our wheel manufacturing facility located in Pittsburg, Kansas and workforce reductions in our other North American plants, resulting in the layoff of approximately 665 employees and the elimination of 90 open positions. In January 2009, we also announced the planned closure of our Van Nuys, California wheel manufacturing facility, thereby eliminating an additional 290 jobs. The Kansas facility ceased operations in December 2008 and the California facility is expected to terminate operations in June 2009. These were the latest steps in our program to rationalize our production capacity after announcements by our major customers of assembly plant closures and sweeping production cuts, particularly in the light truck and SUV platforms. Asset impairment charges against pretax earnings totaling $17.8 million were recorded in 2008 to reduce the carrying value of certain long-lived assets in these facilities. An additional impairment charge of $0.7 million was recorded in the fourth quarter of 2008 to reduce the real estate value of a third facility in Johnson City, Tennessee, which ceased operations in March 2007 and has since been held for sale to its estimated fair value.

Due to the deteriorating financial condition of our major customers and others in the automotive industry, we performed impairment analyses on all of our long-lived assets, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Excluding the two plant closures described above, our estimated undiscounted cash flow projections exceeded the asset carrying values in all of our wheel manufacturing plants, resulting in no additional impairment charges. Additionally, because our 50 percent-owned joint venture in Hungary is also affected by these same economic conditions, we performed an analysis of our investment in the joint venture, in accordance with Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (APB No. 18). This analysis also indicated that our investment was not impaired as of December 31, 2008.

Raw Materials

We purchase aluminum for the manufacture of our aluminum road wheels, which accounted for substantially all of our total raw material requirements during 2008.  The majority of our aluminum requirements are met through purchase orders with several major domestic and foreign producers.  Generally, the orders are fixed as to minimum and maximum quantities of aluminum, which the producers must supply during the term of the orders.  During 2008, we were able to successfully secure aluminum commitments from our primary suppliers to meet production requirements and we are not anticipating any problems with aluminum requirements for our expected level of production in 2009.  We procure other raw materials through numerous suppliers with whom we have established trade relationships.

When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. Typically, any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, such commodity commitments are not subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133) unless there is a change in the facts or circumstances in regard to the commitments being used in the normal course of business.

We currently have several purchase agreements for the delivery of natural gas through 2011.  With the recently announced closure of our manufacturing facility in Van Nuys, California expected in June 2009, and our recently completed closure in December 2008 of our manufacturing facility in Pittsburg, Kansas, we no longer qualify for the “normal purchase” exemption provided for under SFAS No. 133 for the remaining natural gas purchase commitments related to those facilities.  In accordance with SFAS No. 133, these natural gas purchase commitments are classified as derivatives with “no hedging designation” and, accordingly, we are required to record any gains and/or losses associated with these commitments in our current earnings.  The contract and fair values of these purchase commitments at December 31, 2008 were $4.6 million and $3.0 million, respectively, and the resulting loss of $1.6 million was recorded in the fourth quarter cost of sales in our 2008 consolidated statement of operations.

The remaining natural gas purchase commitments for our other manufacturing facilities qualify for the “normal purchase” exemption provided for under SFAS No. 133.  The contract and fair values of these remaining purchase commitments were $23.4 million and $18.1 million, respectively, at December 31, 2008.  As of December 31, 2007, the aggregate contract and fair values of these commitments were approximately $11 million.

The fair values of the natural gas purchase commitments are based on quoted market prices using the market approach which are considered Level 1 inputs within the fair value hierarchy provided for under SFAS No. 157, “Fair Value Measurements” (SFAS No. 157).  Percentage changes in the market prices of natural gas will impact the fair values by a similar percentage.

Seasonal Variations

The automotive industry is cyclical and varies based on the timing of consumer purchases of vehicles, which in turn vary based on a variety of factors such as general economic conditions, availability of consumer credit, interest rates and fuel costs.  While there have been no significant seasonal variations in the past few years, production schedules in our industry can vary significantly from quarter to quarter to meet the scheduling demands of our customers.

Customer Dependence

We have proven our ability to be a consistent producer of quality aluminum wheels with the capability to meet our customers’ price, quality, delivery and service requirements. We strive to continually enhance our relationships with our customers through continuous improvement programs, not only through our manufacturing operations but in the engineering, wheel development and quality areas as well.  These key business relationships have resulted in multiple vehicle supply contract awards with key customers over the past year.

Ford, GM and Chrysler were the only customers accounting for more than 10 percent of our consolidated net sales in 2008. Sales to GM, as a percentage of consolidated net sales, were 40 percent in 2008, 36 percent in 2007 and 37 percent in 2006.  Sales to Ford, as a percentage of consolidated net sales, were 28 percent in 2008, 33 percent in 2007 and 34 percent in 2006.  Sales to Chrysler, as a percentage of consolidated net sales, were 14 percent in 2008, 13 percent in 2007 and 15 percent in 2006.

The loss of all or a substantial portion of our sales to Ford, GM or Chrysler would have a significant adverse effect on our financial results, unless the lost sales volume could be replaced.  However, given the worsening financial crisis and the current economic climate in the automobile industry, we can not provide any assurance that any lost sales volume could be replaced.  We have had excellent long-term relationships with our customers. However, intense global competitive pricing pressure continues to make it difficult to maintain these relationships, and we expect this trend to continue into the future.

Net Sales Backlog

We receive OEM purchase orders to produce aluminum road wheels typically for multiple model years.  These purchase orders are for vehicle wheel programs that usually last three to five years. However, customers can impose competitive pricing provisions in those purchase orders each year, thereby reducing our profit margins or increasing the risk of our losing future sales under those purchase orders. We manufacture and ship based on customer release schedules, normally provided on a weekly basis, which can vary due to cyclical automobile production or high dealer inventory levels.  Accordingly, even though we have purchase orders covering multiple model years, weekly release schedules can vary with customer demand, thus firm backlog is insignificant.

Competition

The market for aluminum road wheels is highly competitive based primarily on price, technology, quality, delivery and overall customer service. We are one of the leading suppliers of aluminum road wheels for OEM installations in the world. We supply approximately 30 to 35 percent of the aluminum wheels installed on passenger cars and light trucks in North America. Competition is global in nature with growing exports from Asia.  There are several competitors with facilities in North America, none of which aggregate greater than 10 percent of the total North American production capacity.  See additional comments concerning competition in Item 1A – Risk Factors below.  For the model year 2007, according to Wards Auto Info Bank, an industry publication, aluminum wheel installation rates on passenger cars and light trucks produced in North America increased to approximately 65 percent from 63 percent for the model years 2006 and 2005.  While aluminum wheel installation rates have grown from only 10 percent in the mid-1980s, in recent years, this growth rate has slowed.  We expect the trend of slow growth or no growth in installation rates to continue.  Accordingly, we expect that our ability to grow in the future will be dependent upon increasing our share of the existing declining market.  In addition, intense global pricing pressures and further contraction of the automotive industry may further decrease our profitability and could potentially result in the loss of business in the future.

Research and Development

Our policy is to continuously review, improve and develop engineering capabilities so that customer requirements are met in the most efficient and cost effective manner available.  We strive to achieve this objective by attracting and retaining top engineering talent and by maintaining the latest state-of-the-art computer technology to support engineering development.  A fully staffed engineering center, located in Fayetteville, Arkansas, supports our research and development manufacturing needs. We also have a technical center in Detroit, Michigan, that maintains a complement of engineering staff centrally located near our largest customers’ headquarters, engineering and purchasing offices.

Research and development costs (primarily engineering and related costs), which are expensed as incurred, are included in cost of sales in the consolidated statements of operations.  Amounts expended during each of the last three years were $4.7 million in 2008, $6.3 million in 2007 and $6.8 million in 2006.  The decrease experienced in 2008 was due to closure of our engineering center in Van Nuys, California, and the reduction of wheel program development activities in the current year.

Government Regulation

Safety standards in the manufacture of vehicles and automotive equipment have been established under the National Traffic and Motor Vehicle Safety Act of 1966.  We believe that we are in compliance with all federal standards currently applicable to OEM suppliers and to automotive manufacturers.

Environmental Compliance

Our manufacturing facilities, like most other manufacturing companies, are subject to solid waste, water and air pollution control standards mandated by federal, state and local laws.  Violators of these laws are subject to fines and, in extreme cases, plant closure.  We believe our facilities are substantially in compliance with all standards presently applicable.  However, costs related to environmental protection may continue to grow due to increasingly stringent laws and regulations and our ongoing commitment to rigorous internal standards. The cost of environmental compliance was approximately $1.0 million in 2008, $1.3 million in 2007 and $1.7 million in 2006. We expect that future environmental compliance expenditures will approximate these levels and will not have a material effect on our consolidated financial position.  See further discussion of environmental compliance issues in Item 3 – Legal Proceedings.

Employees

As of December 31, 2008, we had approximately 3,700 full-time employees including our joint venture, Suoftec Light Metal Products Production & Distribution Ltd. (Suoftec), compared to 5,300 and 5,700 at December 31, 2007 and December 31, 2006, respectively. Our joint venture manufacturing facility in Hungary employed 500 full-time employees at December 31, 2008.  None of our employees are part of a collective bargaining agreement.

Fiscal Year End

Our fiscal year is the 52- or 53-week period ending on the last Sunday of the calendar year.  The fiscal years 2008 and 2007 comprised the 52-week periods ended December 28, 2008 and December 30, 2007, respectively.  The fiscal year 2006 comprised the 53-week period ended December 31, 2006.  For convenience of presentation, all fiscal years are referred to as beginning as of January 1 and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and other information statements, and any amendments thereto are available, without charge, on or through our website www.supind.com under “Investor”, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (SEC). The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, which contains these reports, proxy and information statements and other information regarding the company. Also included on our website, www.supind.com under Investors is our Code of Business Conduct and Ethics, which, among others, applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Copies of all SEC filings and our Code of Business Conduct and Ethics are also available, without charge, from Superior Industries International, Inc., Shareholder Relations, 7800 Woodley Avenue, Van Nuys, CA 91406.

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

Our business routinely encounters and addresses risks and uncertainties.  Our business, results of operations and financial condition could be materially adversely affected by the factors described below.  Discussion about the important operational risks that our businesses encounter can also be found in the MD&A section and in the business description in Item 1 – Business of this Annual Report on Form 10-K.  Below, we have described our present view of certain risks and uncertainties we face.  Additional risks and uncertainties not presently known to us, or that we currently do not consider significant, could also potentially impair our business, results of operations and financial condition.  Our reactions to these risks and uncertainties as well as our competitors’ reactions will affect our future operating results.

Risks Relating To Our Company

Automotive Industry Trends - A significant portion of our sales are to domestic automotive OEMs and, therefore, our financial performance depends, in large part, on conditions in the automotive industry, which, in turn, are dependent upon the U.S. and global economies generally.  The second half of 2008 was negatively impacted by severe reductions in customer demand caused by the economic recession, fluctuating fuel prices and a lack of consumer credit. All of our customers announced restructuring actions, including planned assembly plant closures, delays in launching key 2009 model-year light truck programs, and other actions to accelerate movement toward more fuel-efficient passenger cars and crossover-type vehicles. As a result, economic and other factors adversely affecting automotive production and consumer spending could continue to adversely impact our business.  Weakening of the U.S. and global economies has adversely and may continue to adversely affect consumer spending, and result in decreased demand for automobiles and light trucks.  If OEMs were to decrease production due to such reduced demand or union work stoppages, our financial performance could be further adversely affected.

In addition, relatively modest declines in our customers’ production levels could have a significant adverse impact on our short-term profitability as any further declines in production by our customers may require further actions on our part to address our capacity requirements.  In the automotive industry, there has been a trend toward consolidation. Continued consolidation of the automotive industry could adversely affect our business.  Such consolidation could result in a loss of some of our present customers to our competitors and could thereby lead to reduced demand, which may have a significant negative impact on our business.  Additionally, due to the present uncertainty in the economy, our major customers have been seeking ways to lower their own costs of manufacturing through increased use of internal manufacturing or through relocation of production to countries with lower production costs.  This internal manufacturing or reliance on local or other foreign suppliers may have a significant negative impact on our business.  If actual OEM production volume were to continue to be reduced accordingly, our business would be adversely affected. Our sales are also impacted by our customers’ inventory levels and production schedules.  If our OEM customers significantly reduce their inventory levels and reduce their orders from us, our performance would be adversely impacted.  In this environment, we cannot predict future production rates or inventory levels or the underlying economic factors. Continued uncertainty and unexpected fluctuations may have a significant negative impact on our business.

Current Economic and Financial Market Conditions - Current global economic and financial markets conditions, including severe disruptions in the credit markets and the significant and potentially prolonged global economic recession, may materially and adversely affect our results of operations and financial condition. These conditions have and are likely to continue to materially impact the automotive industry generally and the financial stability of our customers, suppliers and other parties with whom we do business.  Specifically, the impact of these volatile and negative conditions may include: decreased demand for our products due to the financial position of our OEM customers and general declines in the level of automobile demand; our decreased ability to accurately forecast future product trends and demand; and a negative impact on our ability to timely collect receivables from our customers and, conversely, reductions in the level and tightening of terms of trade credit available to us.

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

In addition, several of our major customers, GM, Ford and Chrysler, are undergoing unprecedented financial distress which may result in such customers undergoing major restructuring, reorganization or other significant changes. The occurrence of any such event could have further adverse consequences to our business including a decrease in demand for our products and modifications of our existing customer agreements.  If these or any other OEM become insolvent or file for bankruptcy, our ability to recover accounts receivables from that customer would be adversely affected and any payment we received in the preference period prior to a bankruptcy filing may be potentially recoverable by the bankruptcy estate.

There are no assurances that government responses to these disruptions will restore consumer confidence or improve the state of the current economic and financial conditions. Although the U.S. Department of the Treasury has outlined an Automotive Industry Financing Program designed to prevent significant disruption of the U.S. auto industry, eligible OEMs may face significant restrictions imposed by the government that could adversely affect output or the OEM's ability to operate effectively.

The Impairment of Financial Institutions - We routinely execute transactions with companies in the financial services industry, including commercial banks, investment banks and other investment funds and institutions. Many of these transactions expose us to risk in the event of default by one of these financial service companies.  We routinely maintain cash balances at financial institutions in excess of federally insured limits and in money market funds which are subject to risks that may result in losses and affect the liquidity of these funds.  We may also on occasion have exposure to these financial institutions in the form of an unsecured line of credit, insurance contracts and investments. There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely affect our business and results of operations and cash flows.

Global Pricing Pressure - We continue to experience increased competition in our domestic and international markets. Since some products are being shipped to the U.S. from Asia and elsewhere, many of our North American competitors have excess capacity and, in order to promote volume, are placing intense pricing pressure in our market place. These competitive pressures are expected to continue and may result in decreased sales volumes and unit price reductions, resulting in lower revenues, gross profit and operating income and cash flows.

Additionally, cost-cutting initiatives adopted by our customers generally result in increased downward pressure on pricing. OEMs historically have had significant leverage over their outside suppliers because the automotive component supply industry is fragmented and serves a limited number of automotive OEMs, and, as such, Tier 1 suppliers are subject to substantial continued pressure from OEMs to reduce the price of their products. If we are unable to generate sufficient production cost savings in the future to offset price reductions, our gross margin and profitability and cash flows would be adversely affected. In addition, changes in OEMs’ purchasing policies or payment practices could have an adverse effect on our business.

Cyclical Nature of Industry - Our principal operations are directly related to domestic and, to a lesser extent, foreign production of passenger cars and light trucks. Industry sales and production are cyclical and therefore can be affected by the strength of the economy generally, by consumer spending, or, in specific regions such as North America or Europe, by prevailing interest rates and by other factors, which may have an effect on the level of sales of new automobiles. Any decline in the demand for new automobiles could have a material adverse impact on our financial condition and results of operations and cash flows.

Competition - The automotive component supply industry is highly competitive, both domestically and internationally. Competition is based primarily on price, technology, quality, delivery and overall customer service.  Some of our competitors are companies, or divisions or subsidiaries of companies, that are larger and have greater financial and other resources than we do.  We cannot ensure that our products will be able to compete successfully with the products of these or other companies.  Furthermore, the rapidly evolving nature of the markets in which we compete has attracted new entrants, particularly in low cost countries. As a result, our sales levels and margins are being adversely affected by pricing pressures caused by such new entrants, especially in low-cost foreign markets, such as China. Such new entrants with lower cost structures pose a significant threat to our ability to compete internationally and domestically.  These factors led to selective sourcing of future business by our customers to foreign competitors in the past and they may continue to do so in the future. In addition, any of our competitors may foresee the course of market development more accurately than us, develop products that are superior to our products, have the ability to produce similar products at a lower cost than us, or adapt more quickly than us to new technologies or evolving customer requirements.  As a result, our products may not be able to compete successfully with their products. As a result of highly competitive market conditions in our industry, a number of our competitors have been forced to seek bankruptcy protection.  These competitors may emerge and in some cases have emerged from bankruptcy protection with stronger balance sheets and a desire to gain market share by offering their products at a lower price than our products, which would have an adverse impact on our financial condition and results of operations and cash flows.

Dependence on Major Customers - We derived approximately 82 percent of our fiscal 2008 net sales on a worldwide basis from Ford, GM and Chrysler and their subsidiaries. We do not have guaranteed long-term agreements with these customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels. The loss of a significant portion of sales to Ford, GM or Chrysler would have a material adverse effect on our business, unless the lost revenues were replaced. Ford, GM and Chrysler have been experiencing decreasing market share in North America. In addition, if any of our significant customers were to encounter financial difficulties, work stoppages or seek bankruptcy protection, our business could be adversely affected.

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

Existing Cost Structure – In recent years, we have implemented several cost cutting initiatives in order to reduce our overall costs and improve our margins in response to pricing pressures from our customers.  We have built additional production facilities in Mexico with cost structures lower than our U.S. facilities, in order to optimize our global manufacturing capacity and align our cost structures more effectively with the expectations of the automotive market.  During 2006, we discontinued our in-house chrome-plating operation, downsized our Van Nuys, California wheel operations, and sold our unprofitable components business.  During 2007, we completed our planned closure of our Johnson City, Tennessee, wheel manufacturing facility.  In August 2008, we announced the planned closure of our wheel manufacturing facility located in Pittsburg, Kansas, and workforce reductions in our other North American plants, resulting in the layoff of approximately 665 employees and the elimination of 90 open positions. In January 2009, we also announced the planned closure of our Van Nuys, California wheel manufacturing facility, thereby eliminating an additional 290 jobs. The Kansas facility ceased operations in December 2008 and the California facility is expected to terminate operations in June 2009. These steps were taken in our program to rationalize our production capacity after announcements by our major customers of assembly plant closures and sweeping production cuts, particularly in the light truck and SUV platforms.  In addition, we are continuing to evaluate our workforce requirements at all of our facilities.  However, our strategy of optimizing our cost structures may never be sufficient to offset future price pressures from our customers which may have an adverse impact on our financial performance.

In light of the additional capacity coming on line in our new facility in Mexico, if North American production of passenger cars and light trucks using our wheel programs continues to decrease, it is possible that we will be unable to recover the full value of certain other production assets in our other plants in North America, possibly resulting in additional impairment charges.  We will continue to monitor the recoverability of these assets.

Unexpected Production Interruptions - An interruption in production capabilities at any of our facilities as a result of equipment failure, interruption of raw material or other supplies, labor disputes or other reasons could result in our inability to produce our products, which would reduce our sales and operating results for the affected period.  We have, from time to time, undertaken significant re-tooling and modernization initiatives at our facilities, which in the past have caused and in the future may cause, unexpected delays and plant underutilization, and such adverse consequences may continue to occur as we continue to modernize our production facilities.  In addition, we generally deliver our products only after receiving the order from the customer and thus do not hold large inventories. In the event of a stoppage in production at any of our manufacturing facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times could be severely affected. Any significant delay in deliveries to our customers could lead to returns or cancellations and cause us to lose future sales, as well as expose us to claims for damages. Our manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, earthquakes, explosions or violent weather conditions. We have in the past and may in the future experience plant shutdowns or periods of reduced production as a result of facility modernization initiatives, equipment failure, delays in deliveries or catastrophic loss, which could have a material adverse effect on our results of operations or financial condition.

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

In considering whether a valuation allowance was required for our U.S. federal deferred tax assets, we considered all available positive and negative evidence.  Positive evidence considered included reversing taxable temporary differences and restructuring our operations in line with the deteriorating automotive industry and moving wheel production to our lower cost operations in Mexico.  This restructuring has continued with the closure of the Pittsburg facility in December 2008 and with the January 2009 announced closure of the Van Nuys facility, which is expected to cease operations in June 2009.  These closures allow us to realign capacity within our remaining plants and reduce our total fixed costs. During 2008, we completed our evaluation of an international tax restructuring plan, which is currently being implemented.  We expect that the new tax structure will be in effect on January 1, 2010.  Based on its nature, implementation of this tax strategy will enable us to generate domestic taxable income, thereby allowing us to utilize our federal deferred tax assets and, at the same time, reduce world-wide tax payments.  Negative evidence considered included the taxable losses in the U.S. recorded during the three year period ended December 31, 2008, on both an annual and cumulative basis, the continued deterioration of the automotive industry into 2009 and the uncertainty as to the timing of recovery of both the automotive industry and global economy.

Based on the weight of all available evidence discussed above, we have concluded that the positive evidence outweighs the negative and that it is more likely than not that the federal U.S. deferred tax asset, net of valuation allowance, will be realized within the carry forward period.  However, we will continue to assess the need for a valuation allowance in the future.  If our actual future results and projections are less than currently projected, or if we are unable to complete our international tax restructuring, a substantial valuation allowance may be required in the near term, which could have a material impact on our results of operations in the period in which it is recorded.

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

However, since the pricing periods and pricing methodologies during which selling prices are adjusted for changes in the market prices of aluminum differ for each of our customers, and the selling price changes are fixed for various periods, our selling price adjustments may not entirely offset the increases or decreases experienced in our aluminum raw material purchase prices. This is especially true during periods of frequent increases or decreases in the market price of aluminum and when a portion of our aluminum purchases is via long-term fixed purchase agreements. Accordingly, our gross profit is subject to fluctuations, since the change in the product selling prices related to the cost of aluminum does not necessarily match the change in the aluminum raw material purchase prices during the period being reported, which may have a material adverse effect on our operating results for the period being reported.

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

Implementation of New Systems - We are currently undertaking an upgrade of our financial reporting and other operational functions within our business. We may encounter technical and operating difficulties during the implementation of these upgrades, as our employees learn and operate the systems, which are critical to our operations. Any difficulties we encounter in upgrading the system may affect our internal control over financial reporting, disrupt our ability to deal effectively with our employees, customers and other companies with which we have commercial relationships, and also may prevent us from effectively reporting our financial results in a timely manner. Any such disruption could have a material adverse impact on our financial condition, cash flows or results of operations. In addition, the costs incurred in correcting any errors or problems with the upgraded system could be substantial.

Implementation of Operational Improvements  - As part of our ongoing focus on being a low-cost provider of high quality products, we continually analyze our business to further improve our operations and identify cost-cutting measures. Our continued analysis may include identifying and implementing opportunities for: (i) further rationalization of manufacturing capacity; (ii) streamlining of marketing and general and administrative overhead; (iii) implementation of lean manufacturing and Six Sigma initiatives; or (iv) efficient investment in new equipment and technologies and the upgrading of existing equipment. We may be unable to successfully identify or implement plans targeting these initiatives, or fail to realize the benefits of the plans we have already implemented, as a result of operational difficulties, a weakening of the economy or other factors.

We are continuing to implement action plans to improve operational performance and mitigate the impact of the severe pricing environment in which we operate. We must emphasize, however, that while we continue to reduce costs through process automation and identification of industry best practices, the curve of customer price reductions may continue to be at a rate faster than our progress on achieving cost reductions for an indefinite period of time, due to the slow and methodical nature of developing and implementing these cost reduction programs. In addition, fixed price natural gas contracts that expire in the future years may expose us to higher costs that cannot be immediately recouped in selling prices. The impact of these factors on our future financial position and results of operations may be negative, to an extent that cannot be predicted, and we may not be able to implement sufficient cost saving strategies to mitigate any future impact.

Resources for Future Expansion - In 2006, we opened our newest facility in Chihuahua, Mexico, to supply aluminum wheels to the North American aluminum wheel market.  This is our third manufacturing facility in Chihuahua, Mexico. A significant change in our business, the economy or an unexpected decrease in our cash flow for any reason could result in our inability to have the capital required to complete similar projects in the future without outside financing.

New Product Introduction - In order to effectively compete in the automotive supply industry, we must be able to launch new products to meet our customers’ demand in a timely manner. We cannot ensure, however, that we will be able to install and certify the equipment needed to produce products for new product programs in time for the start of production, or that the transitioning of our manufacturing facilities and resources to full production under new product programs will not impact production rates or other operational efficiency measures at our facilities. In addition, we cannot ensure that our customers will execute on schedule the launch of their new product programs, for which we might supply products. Our failure to successfully launch new products, or a failure by our customers to successfully launch new programs, could adversely affect our results.

Technological and Regulatory Changes - Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in our ability to remain competitive. We cannot ensure that we will be able to achieve the technological advances that may be necessary for us to remain competitive or that certain of our products will not become obsolete. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly.

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

Labor Relations - We do not anticipate adverse relationships with our workforce, but if such eventuality occurred, our labor costs could increase which would increase our overall production costs.  In addition, we could be adversely affected by any labor difficulties or work stoppage involving our customers.

Foreign Currency Fluctuations – Due to the growth of our operations outside of the United States, we have experienced increased foreign currency gains and losses in the ordinary course of our business.  As a result, fluctuations in the exchange rate between the U.S. dollar, the euro, the Mexican peso and any currencies of other countries in which we conduct our business may have a material impact on our financial condition as cash flows generated in other currencies will be used, in part, to service our U.S. dollar-denominated creditors.

In addition, fluctuations in foreign currency exchange rates may affect the value of our foreign assets as reported in U.S. dollars, and may adversely affect reported earnings and, accordingly, the comparability of period-to-period results of operations. Changes in currency exchange rates may affect the relative prices at which we and our foreign competitors sell products in the same market. In addition, changes in the value of the relevant currencies may affect the cost of certain items required in our operations. We cannot ensure that fluctuations in exchange rates will not otherwise have a material adverse effect on our financial condition or results of operations, or cause significant fluctuations in quarterly and annual results of operations.

Environmental Matters - We are subject to various foreign, federal, state and local environmental laws, ordinances, and regulations, including those governing discharges into the air and water, the storage, handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances or wastes, and the health and safety of our employees. Under certain of these laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of removal or remediation of certain hazardous substances on, under, or in its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, such substances may adversely affect the ability to sell or rent such property or to borrow using such property as collateral. Persons who generate, arrange for the disposal or treatment of, or dispose of hazardous substances may be liable for the costs of investigation, remediation or removal of these hazardous substances at or from the disposal or treatment facility, regardless of whether the facility is owned or operated by that person. Additionally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. We believe that we are in material compliance with environmental laws, ordinances and regulations and do not anticipate any material adverse effect on our earnings or competitive position relating to environmental matters. It is possible, however, that future developments could lead to material costs of environmental compliance for us. The nature of our current and former operations and the history of industrial uses at some of our facilities expose us to the risk of liabilities or claims with respect to environmental and worker health and safety matters which could have a material adverse effect on our financial health. We are also required to obtain permits from governmental authorities for certain operations. We cannot ensure that we have been or will be at all times in complete compliance with such permits. If we violate or fail to comply with these permits, we could be fined or otherwise sanctioned by regulators. In some instances, such a fine or sanction could be material. In addition, some of our properties are subject to indemnification and/or cleanup obligations of third parties with respect to environmental matters. However, in the event of the insolvency or bankruptcy of such third parties, we could be required to bear the liabilities that would otherwise be the responsibility of such third parties.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Our worldwide headquarters is located in leased office space adjacent to leased manufacturing and warehousing facilities in Van Nuys, California. We currently maintain and operate a total of seven facilities that produce aluminum wheels for the automotive industry, located in Arkansas; California; Chihuahua, Mexico; and Tatabanya, Hungary. These seven facilities encompass 3,160,000 square feet of manufacturing space, 40,000 square feet of warehouse space and 30,000 square feet of office space.  We own all of our facilities with the exception of one warehouse in Rogers, Arkansas, and our worldwide headquarters and adjacent manufacturing and warehousing facilities located in Van Nuys, California that are leased.  We ceased wheel manufacturing operations in our Johnson City, Tennessee facility, totaling 301,500 square feet, at the end of the first quarter of 2007.  Additionally, we ceased wheel manufacturing operations in our Pittsburg, Kansas facility, totaling 492,000 square feet during the fourth quarter of 2008.  Both of these properties are currently available for sale.  In January 2009, we announced the planned closure of the Van Nuys, California manufacturing and warehousing facilities, totaling 318,000 square feet.  The worldwide headquarters will remain in the Van Nuys location.

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

Each of our plants manufactures OEM aluminum road wheels, sells to the same customers and exhibits other similar economic characteristics.  Accordingly, they have been aggregated into one reportable segment – automotive wheels. Financial information about this segment and its geographic areas is contained in Note 2 – Business Segments in Notes to Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Additionally, reference is made to Note 1 - Summary of Significant Accounting Policies, Note 5 - Property, Plant and Equipment and Note 8 - Leases and Related Parties, in Notes to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

On August 29, 2007, the plaintiffs filed an amended consolidated complaint that was substantially similar to the prior consolidated complaint. In response, the company and the individual defendants filed motions to dismiss on September 21, 2007. In an order dated April 14, 2008, the court again granted our motion to dismiss the amended consolidated complaint, with leave to amend. On May 5, 2008, the plaintiff filed a second amended consolidated shareholder derivative complaint that alleges claims substantially similar to the prior complaints. Once again, the company and the individual defendants filed motions to dismiss on May 30, 2008. The court conducted a hearing on the motions to dismiss on September 15, 2008, but has yet to rule on the motions. Discovery is stayed in the case pending resolution of motions to dismiss. As this litigation remains at a preliminary stage, it would be premature to anticipate the probable outcome of this case and whether such an outcome would be materially adverse to the company.

Air Quality Matters

The South Coast Air Quality Management District (the SCAQMD) issued to us notices of violation, dated December 14, 2007 and December 5, 2008, alleging violations of certain permitting and air quality rules at our Van Nuys, California manufacturing facility.  The December 2008 notice was issued after the company disclosed and corrected certain discrepancies associated with the manner that the facility reported nitrogen oxide (NOx) emissions in 2004 and 2005.  After researching the history of the air quality permits and other facts, we met with the SCAQMD on May 1, 2008 and October 17, 2008, to resolve the issues raised in the notices of violation and address other compliance issues.

The company has remedied the issues associated with the violations except for the issues associated with permit applications for three facility furnaces.  The initial notice of violation alleged that we failed to submit permit applications to modify the burners for three of the plant’s furnaces and failed to update the NOx emission factors for the same three furnaces.  We agreed to conduct source testing to update the NOx emission factors and to submit new permit applications for the furnaces, which we did on June 6, 2008.   In approximately December 2008, the SCAQMD put our permit applications, as well as other companies' permit applications, on temporary hold to address internal agency policy on the processing of permit applications.  In response, we have proposed amendments to its permit applications to allow the agency to suspend the temporary hold.

We have also proposed that in lieu of penalties, the violations be resolved through a Supplemental Environmental Project (SEP) to enhance air quality controls and compliance.  However, it is premature to anticipate what the probable SEP may be or its associated cost.  We anticipate that the resolution of these matters will not have a material adverse effect on our financial position or results of operation.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2008, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers who are also Directors is contained in our 2009 Annual Proxy Statement under the caption “Election of Directors.”  Such information is incorporated into Part III, Item 10 – Directors, Executive Officers and Corporate Governance.  All executive officers are appointed annually by the Board of Directors and serve one-year terms.  Also see “Employment Agreements” in our 2009 Annual Proxy Statement, which is incorporated herein by reference.

Listed below are the name, age, position and business experience of each of our officers who are not directors:
			Assumed
Name	Age	Position	Position

Robert D. Bracy	61	Senior Vice President, Facilities	2005
		Vice President, Facilities	1997

Robert A. Earnest	47	Vice President, General Counsel and Corporate Secretary	2007
		Director, Tax and Legal and Corporate Secretary	2006
		Director, Tax and Customs – Nissan North America	2001

Emil J. Fanelli	66	Vice President and Corporate Controller	2008
		Acting Chief Financial Officer	2007
		Vice President and Corporate Controller	2001

Stephen H. Gamble	54	Vice President, Treasurer	2006
		Director, Financial Planning and Analysis	2001

Parveen Kakar	42	Senior Vice President, Corporate Engineering and Product Development	2008
		Vice President, Program Development	2003

Michael J. O’Rourke	47	Executive Vice President, Sales and Administration	2008
		Senior Vice President, Sales and Administration	2003

Razmik Perian	51	Chief Information Officer	2006
		Director, Corporate Information Technology	2000

Eddie Rodriguez	54	Vice President, Human Resources	2007
		Director, Human Resources – The Coca-Cola Company	2004

Gabriel Soto	60	Vice President, Mexico Operations	2004

Kenneth A. Stakas	57	Senior Vice President, Manufacturing	2006
		Vice President of Operations -
		Amcast Automotive, Components Group	2000

Cameron Toyne	49	Vice President, Supply Chain Management	2008
		Vice President, Purchasing	2007
		Director of Purchasing	2004

Erika H. Turner	53	Chief Financial Officer	2008
		Chief Financial Officer/ Vice President, Finance – Monogram Systems	2004

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (symbol: SUP).  We had approximately 571 shareholders of record as of March 6, 2009 and 26.7 million shares issued and outstanding as of March 6, 2009.

*Assumes the value of the investment in Superior Industries International common stock and each index was $100 on December 31, 2003 and that all dividends were reinvested.

	Superior Industries	Dow Jones US Total	Dow Jones US Auto
	International, Inc.	Market Index	Parts Index

2003	$100.00	$100.00	$100.00
2004	$67.99	$112.01	$105.48
2005	$53.52	$119.10	$88.88
2006	$47.97	$137.64	$95.19
2007	$46.66	$145.91	$109.35
2008	$28.13	$91.69	$54.47

Dividends

Cash dividends declared during 2008 and 2007 totaled $0.64 per share in each year and were paid on a quarterly basis.  Continuation of quarterly dividends is contingent upon various factors, including economic and market conditions, none of which can be accurately predicted, and the approval of our Board of Directors.

Quarterly Common Stock Price Information

The following table sets forth the high and low closing sales price per share of our common stock during the periods indicated.

	2008		2007
	High	Low	High	Low

First Quarter	$21.55	$16.43	$23.19	$19.07
Second Quarter	$22.21	$17.42	$24.06	$21.25
Third Quarter	$19.97	$16.07	$23.05	$18.33
Fourth Quarter	$19.35	$8.92	$22.23	$17.81

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 17, 2000, the Board of Directors authorized the repurchase of 4.0 million shares of our common stock as part of the 2000 Stock Repurchase Plan (Repurchase Plan).  During the fourth quarter of 2008, there were no repurchases of common stock.  As of December 31, 2008, approximately 3.2 million shares remained available for repurchase under the Repurchase Plan.

Recent Sales of Unregistered Securities

During the fourth quarter of 2008, there were no sales of unregistered securities.

ITEM 6 - SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Our fiscal year is the 52- or 53-week period ending on the last Sunday of the calendar year.  The fiscal years 2008 and 2007 comprised the 52-week periods ended December 28, 2008 and December 30, 2007, respectively.  The fiscal year 2006 comprised the 53-week period ended December 31, 2006.  The fiscal years 2005 and 2004 comprised the 52-week periods ended December 25, 2005 and December 26, 2004, respectively.  For convenience of presentation, all fiscal years are referred to as beginning as of January 1 and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.

Fiscal Year Ended December 31,	2008	2007	2006	2005	2004

Statement of Operations (000's)
Net Sales	$754,894	$956,892	$789,862	$804,161	$872,258
Net Income (Loss) from Continuing Operations	$(26,053)	$9,292	$(10,799)	$19,375	$53,167

Balance Sheet (000's)
Current Assets	$319,289	$356,079	$346,593	$359,740	$368,976
Current Liabilities	62,201	95,596	112,083	110,634	87,343
Working Capital	257,088	260,483	234,510	249,106	281,633
Total Assets	628,539	729,922	712,505	719,895	745,180
Long-Term Debt	-	-	-	-	-
Shareholders' Equity	$471,593	$550,573	$563,114	$583,988	$609,731

Financial Ratios
Current Ratio (1)	5.1:1	3.7:1	3.1:1	3.3:1	4.2:1
Long-Term Debt/Total Capitalization (2)	0.0%	0.0%	0.0%	0.0%	0.0%
Return on Average Shareholders' Equity (3)	-5.1%	1.7%	-1.8%	-1.2%	7.6%

Share Data
Net Income (Loss) from Continuing Operations
- Basic	$(0.98)	$0.35	$(0.41)	$0.73	$2.00
- Diluted	$(0.98)	$0.35	$(0.41)	$0.73	$1.99

Shareholders' Equity at Year-End	$17.68	$20.67	$21.16	$21.95	$22.90
Dividends Declared	$0.6400	$0.6400	$0.6400	$0.6350	$0.6025

(1) The Current Ratio is current assets divided by current liabilities.
(2) Long-term Debt/Total Capitalization represents long-term debt divided by total shareholders' equity plus long-term debt.
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

Executive Overview

Sales in the first half of 2008 were negatively impacted by the American Axle strike against GM’s plants, which reduced our unit shipments by over 0.5 million units. The second half of 2008 was negatively impacted by severe reductions in customer demand caused by the economic recession, fluctuating fuel prices and a lack of consumer credit. All of our major customers announced restructuring actions, including planned assembly plant closures, delays in launching key 2009 model-year light truck programs, and other actions to accelerate movement toward more fuel-efficient passenger cars and crossover-type vehicles. Described below are the actions taken to right-size our capacity, curtail operating losses and strengthen our company for the near and long-term future.

In August 2008, we announced the planned closure of our wheel manufacturing facility located in Pittsburg, Kansas, and workforce reductions in our other North American plants, resulting in the layoff of approximately 665 employees and the elimination of 90 open positions. On January 13, 2009, we also announced the planned closure of our Van Nuys, California wheel manufacturing facility, thereby eliminating an additional 290 jobs. The Kansas facility ceased operations in December 2008 and the California facility is expected to terminate operations in June 2009. These steps were taken in order to rationalize our production capacity after announcements by our major customers of assembly plant closures and sweeping production cuts, particularly in the light truck and SUV platforms. Asset impairment charges against pretax earnings totaling $17.8 million were recorded in 2008 to reduce the carrying value of certain long-lived assets in these facilities to their estimated fair values. An additional impairment charge of $0.7 million was recorded in 2008 to reduce the real estate value of a third facility in Johnson City, Tennessee, which ceased operations in March 2007, to its estimated fair value.

Due to the deteriorating financial condition of our major customers and others in the automotive industry, we performed impairment analyses on all of our long-lived assets, in accordance with SFAS No. 144. Excluding the two plant closures described above, our estimated undiscounted cash flow projections exceeded the asset carrying values in all of our wheel manufacturing plants, resulting in no additional impairment charges. Additionally, because our 50 percent-owned joint venture in Hungary is also affected by these same economic conditions, we performed an analysis of our investment in the joint venture, in accordance with APB No. 18. This analysis also indicated that our investment was not impaired as of December 31, 2008.

Our customers continue to request price reductions as they work through their own financial hurdles.  We are engaged in ongoing programs to reduce our own costs through process automation and identification of industry best practices, and we have been successful in substantially mitigating pricing pressures in the past.  However, it has become increasingly more difficult to react quickly enough given the continuing pressure for price reductions, reductions in customer orders, and the lengthy transitional periods necessary to reduce labor and other costs.  As such, our profit margins will continue to be lower than our historical levels. We will continue to attempt to increase our operating margins from current operating levels by aligning our plant capacity with industry demand and aggressively implementing cost-saving strategies to enable us to meet customer-pricing expectations. However, as we incur costs to implement these strategies, the initial impact on our future financial position, results of operations and cash flow may be negative, the extent to which cannot be predicted. Additionally, even if successfully implemented, these strategies may not be sufficient to offset the impact of on-going pricing pressures and additional reductions in customer demand in future periods.

Listed in the table below are several key indicators we use to monitor our financial condition and operating performance.

Results of Operations

Fiscal Year Ended December 31,	2008	2007	2006
(Thousands of dollars, except per share amounts)

Net sales	$754,894	$956,892	$789,862
Gross profit	$6,577	$32,492	$8,740
Percentage of net sales	0.9%	3.4%	1.1%
Income (loss) from operations	$(37,668)	$3,321	$(21,409)
Percentage of net sales	-5.0%	0.3%	-2.7%
Net income (loss) from continuing operations	$(26,053)	$9,292	$(10,799)
Percentage of net sales	-3.5%	1.0%	-1.4%
Diluted earnings (loss) per share - continuing operations	$(0.98)	$0.35	$(0.41)

Sales

Consolidated net sales decreased $202.0 million, or 21 percent, to $754.9 million in 2008 from $956.9 million in 2007. Aluminum wheel sales decreased $206.1 million in 2008 to $738.4 million from $944.5 million a year ago, a 22 percent decrease. Unit shipments in 2008 decreased 2.8 million, or 22 percent, to 10.4 million from 13.2 million in 2007. The average selling price of our wheels in 2008 was approximately the same as the average selling price a year ago, as the average pass-through price of aluminum was the same in both years and there was no significant change in sales mix. Wheel program development revenues were $16.5 million this year compared to $12.4 million a year ago.

Unit shipments to Ford and GM totaled 65 percent of our total OEM unit shipments in 2008 compared to 68 percent a year ago. Unit shipments to Chrysler increased to 15 percent from 13 percent in 2007, while shipments to our international customers totaled 20 percent compared to 19 percent in 2007. According to Wards Auto Info Bank, overall North American production of passenger cars and light trucks in 2008 decreased approximately 16 percent compared to our 22 percent decrease in aluminum wheel shipments. However, production of the specific passenger cars and light trucks using our wheel programs decreased 21 percent compared to our 22 percent decrease in our total shipments, indicating only a slight decrease in market share. Production of passenger cars with our wheel programs was down 6 percent compared to our 11 percent increase in shipments. Production of light trucks and SUVs with our wheel programs decreased 34 percent compared to our 37 percent decrease in shipments.

According to Wards Automotive Yearbook 2008, aluminum wheel installation rates on passenger cars and light trucks in the U.S. increased to 65 percent for the 2007 model year from 63 percent for the two prior model years.  Aluminum wheel installation rates have increased to this level since the mid-1980s, when this rate was only 10 percent. However, in recent years, this growth rate has slowed with the aluminum wheel installation rate increasing only 13 percentage points from 52 percent for the 1997 model year, while experiencing a slight decrease between 2004 and 2005.  We expect this trend of slow growth or no growth to continue. In addition, our ability to grow in the future may be negatively impacted by continued customer pricing pressures and overall economic conditions that impact the sales of passenger cars and light trucks, such as continued fluctuating fuel prices and a continued lack of available consumer credit.

Consolidated net sales in 2007 increased $167.0 million, or 21 percent, to $956.9 million from $789.9 million in 2006. Excluding wheel program development revenues, which totaled $12.4 million in 2007 compared to $19.8 million in 2006, OEM wheel sales increased $174.4 million to $944.5 million from $770.1 million in 2006, a 23 percent increase compared to an increase in unit shipments of 10 percent. Our increase in OEM aluminum wheel unit shipments in 2007 compared favorably to the decrease of 2 percent in North American automotive production of passenger cars and light trucks. Production of the specific passenger cars and light trucks using our wheel programs decreased 6 percent compared to our 10 percent increase in shipments, indicating an increase in market share. Production of passenger cars with our wheel programs decreased 11 percent in 2007 compared to our 12 percent increase in shipments. Likewise, production of light trucks and SUVs with our wheel programs decreased 3 percent compared to our 9 percent increase in shipments. The average selling price of our wheels in 2007 increased approximately 12 percent from 2006, due principally to a shift in sales mix to larger, high priced wheels and an increase of 3 percent in the pass-through price of aluminum.

Gross Profit

During 2008, consolidated gross profit decreased $25.9 million to $6.6.million, or 0.9 percent of net sales, from $32.5 million, or 3.4 percent of net sales, in 2007. The major factors contributing to the decreased gross profit in 2008 were the 22 percent decreases in both unit shipments and wheels produced in our plants. As indicated above, unit shipments and, therefore, plant productivity were impacted severely by various customer restructuring actions and market conditions that affected the entire automotive industry.  Due to our own restructuring actions during 2008 referred to above, gross profit included one-time charges totaling approximately $6.4 million. Severance and other plant closure costs for the Kansas facility amounted to $3.8 million, and the severance costs associated with the workforce reductions at our other North American plants amounted to approximately $1.0 million. Because of the closures of the Kansas and California facilities, the forward natural gas contracts for those operations no longer qualify for the normal purchase exemption under the accounting rules. Accordingly, gross profit included a charge of $1.6 million, representing the difference between the contract and fair values of those contracts as of the end of 2008. Gross profit in 2008 was also negatively impacted by the loss on the sale of wheels purchased from our joint venture, totaling $3.8 million. This amount included reductions to inventory valuation due to decreases in the aluminum portion of our selling prices, freight and duty charges and third party warehousing costs.

During 2007, gross profit increased $23.8 million to $32.5 million, or 3.4 percent of net sales, from $8.7 million, or 1.1 percent of net sales, in 2006.  Gross profit in 2006 included $10.1 million of preproduction start-up costs of our newest wheel plant in Mexico. The principal factors impacting our improved gross profit in 2007 were the increased unit shipments, including a higher level of new wheel programs and additional take-over business, and increased productivity in our wheel manufacturing facilities resulting from a 13 percent increase in production. Also contributing was the steadily increasing production of larger diameter wheels in our newest plant in Chihuahua, Mexico.

The cost of aluminum is a significant component in the overall cost of a wheel. Additionally, a portion of our selling prices to OEM customers is attributable to the cost of aluminum. Our selling prices are adjusted periodically to current aluminum market conditions based upon market price changes during specific pricing periods though we are exposed to timing differences. Theoretically, assuming selling price adjustments and raw material purchase prices move at the same rate, as the price of aluminum increases, the effect is an overall decrease in the gross margin percentage, since the gross profit in absolute dollars would be the same. The opposite would then be true in periods during which the price of aluminum decreases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $25.7 million, or 3.4 percent of net sales, in 2008 compared to $29.2 million, or 3.0 percent of net sales, in 2007, and $25.7 million, or 3.3 percent of net sales, in 2006. The $3.7 million decrease in selling, general and administrative expenses in 2008 was due principally to reductions in legal expenses of $2.9 million and in bonus expense of $0.8 million. Selling, general and administrative expenses were $3.5 million higher in 2007 than 2006, due principally to increased legal and other professional fees totaling $3.6 million.

Impairment of Long-Lived Assets and Other Charges

In January 2009, we announced the planned closure of our wheel manufacturing facility located in Van Nuys, California, in an effort to further reduce costs and more closely align our capacity with sharply lower demand for aluminum wheels by the automobile and light truck manufacturers. The closure, which is expected to be completed by the end of the second quarter of 2009, will result in the layoff of approximately 290 employees, saving approximately $16.5 million in annualized labor costs. A pretax asset impairment charge against earnings totaling $10.3 million, reducing the carrying value of certain assets at the Van Nuys manufacturing facility to their respective fair values, was recorded in the fourth quarter of 2008, when we concluded that the estimated future undiscounted cash flows of that operation would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility. Severance and other shutdown costs related to this plant closure are estimated to approximate $2.1 million, which will be recognized during 2009.

In August 2008, we announced the planned closure of our wheel manufacturing facility located in Pittsburg, Kansas, in an effort to eliminate excess wheel capacity and enhance overall efficiency. The closure, which was completed in December 2008, resulted in the layoff of approximately 600 employees. A pretax asset impairment charge against earnings totaling $5.0 million, reducing the carrying value of certain assets at the Pittsburg facility to their respective fair values, was recorded in the third quarter of 2008, when we concluded that the estimated future undiscounted cash flows of that operation would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility. In the fourth quarter of 2008, when it was determined that the carrying values of additional long-lived assets would not be recovered, the impairment charge was increased by an additional $2.4 million. Severance and other shutdown costs related to this plant closure totaled approximately $4.6 million.

In September 2006, we announced the planned closure of our wheel manufacturing facility located in Johnson City, Tennessee, and the resulting lay off of approximately 500 employees.  The closure of the Johnson City facility was completed in the first quarter of 2007. This step was taken to rationalize our production capacity and to reduce costs. A pretax asset impairment charge against earnings totaling $4.5 million, reducing the carrying value of certain assets at the Johnson City facility to their respective fair values, was recorded in 2006 when we estimated that the future undiscounted cash flows of that operation would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility. Severance and other shutdown costs related to this plant closure totaled approximately $2.5 million. In the fourth quarter of 2008, the carrying value of the Johnson City real property, which was classified as held-for-sale since the closure date in March 2007, was further reduced by $0.7 million, to its indicated current fair value.

In June 2006, we announced that we were discontinuing our chrome plating business located in Fayetteville, Arkansas, that would result in a layoff of approximately 225 employees during the third quarter of 2006. This decision was the result of a shift in customer preference to less expensive bright finishing processes that reduced the sales outlook for chromed wheel products. During the fourth quarter of 2005, the long-lived assets of this business were written down to their estimated fair value by recording an asset impairment charge against pretax earnings of $7.9 million. Actual expenditures in 2006 related to severance and machinery and equipment shutdown and removal totaled approximately $0.9 million.

For all of the above impairments, we estimated the fair value of the long-lived assets based on independent appraisals.  For the periods between the announced plant closures and the date operations actually ceased, these assets are classified as held-and-used, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Upon termination of plant operations, the remaining assets are classified as held-for-sale.

Interest Income, net and Other Income (Expense), net

Net interest income for the year decreased 21 percent to $2.9 million from $3.7 million in 2007, due principally to a decrease in the average rate of return to 2.7 percent from 4.9 percent in 2007, offsetting an increase of $28.1 million in the average balance of cash invested. Net interest income in 2007 decreased 34 percent to $3.7 million from $5.6 million in 2006, as the average balance of cash invested decreased $24.1 million, offsetting a slight increase in the average rate of return.

Net other income (expense) in 2008 was $6.2 million compared to $3.2 million in 2007. For the first nine months of 2008, the Mexican peso exchange rate averaged 10.54 pesos to the U.S. dollar. During the fourth quarter, this rate increased to 13.85 Mexican pesos to the U.S. dollar, averaging 13.20 Mexican pesos to the U.S. dollar for the quarter. As a result, net other income (expense) in 2008 included foreign exchange transaction gains totaling $5.9 million in the fourth quarter and $5.4 million for the year 2008. Other income, net in 2007 included gains on the sale of available-for-sale investments totaling $2.9 million.

Effective Income Tax Rate

Our pretax income (loss) from continuing operations was ($28.6) million in 2008, $10.2 million in 2007, and ($16.1) million in 2006. The effective tax rate on the 2008 pretax income from continuing operations was a tax benefit of 6.2 percent compared to a provision of 61.4 percent in 2007 and a benefit of 1.8 percent in 2006. The relationship of federal and state tax credits, changes in tax liabilities and valuation allowance, permanent tax differences and foreign income, which is taxed at rates other than the U.S. statutory federal rate, to pretax income (loss) from continuing operations are the principal reasons for increases and decreases in the effective income tax rate. We are a multinational company subject to taxation in many jurisdictions.  We record liabilities dealing with uncertainty in the application of complex tax laws and regulations in the various taxing jurisdictions in which we operate.  If we determine that payment of these liabilities will be unnecessary, we reverse the liability and recognize the tax benefit during the period in which we determine the liability no longer applies.  Conversely, we record additional tax liabilities or valuation allowance in a period in which we determine that a recorded liability is less than we expect the ultimate assessment to be or that a tax asset is impaired.  The effects of recording liability increases and decreases are included in the effective income tax rate.

In 2007 the company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  Increases and decreases to the liability and related interest changes during the year 2008 were reflected in our current year effective income tax rate, and had an overall increase to our rate of 0.6 percent.

Equity in Earnings of Joint Ventures

Effective in June 2008, we terminated our 50 percent-owned marketing joint venture, Topy-Superior Limited (TSL), which earned commissions for marketing our products to potential OEM customers based in Asia. The net operating results through the date of dissolution and the final settlement of the TSL joint venture did not have a material impact on our results of operations or financial condition.

We have a 50 percent-owned joint venture, Suoftec Light Metal Products Production & Distribution Ltd (Suoftec), a manufacturer of both light-weight forged and cast aluminum wheels in Hungary. The investment in this joint venture is accounted for utilizing the equity method of accounting. Accordingly, our share of joint venture’s net income is included in the consolidated statements of operations in “Equity in Earnings of Joint Ventures”.

Suoftec Joint Venture
Net sales of Suoftec were also negatively impacted by customer restructuring and the economic conditions affecting the automotive industry in Europe. The joint venture’s net sales decreased $8.5 million, or 6 percent, in 2008 to $137.2 million from $145.7 million in 2007, as unit shipments declined 9 percent offsetting a 3 percent increase in the average selling price in U.S. dollars. However, the average selling price in euros, the functional currency of the joint venture, declined approximately 5 percent, which was offset by an increase in the U.S. dollar/euro exchange rate of approximately 8 percent.

Net sales in 2007 increased $13.7 million, or 10 percent, to $145.7 million from $132.0 million in 2006. Unit shipments were virtually flat with those of the prior year at 2.3 million units, while the average selling price in U.S. dollars increased 11 percent. However, the average selling price in euros, the functional currency of the joint venture, increased approximately 1 percent, while the U.S. dollar/euro exchange rate of increased approximately 10 percent.

Gross profit in 2008 decreased to $2.9 million, or 2 percent of net sales, from $14.9 million, or 10 percent of net sales, in 2007. Gross profit margin in 2008 was impacted negatively by a significant shift in sales mix from larger, higher profit margin aluminum wheels to smaller, lower-profit margin wheels. Gross profit in 2008 was also impacted negatively by a 25 percent increase in utility costs, which was partially offset by lower operating supplies and depreciation expense. Gross profit in 2007 increased slightly to $14.9 million, or 10 percent of net sales, from $14.7 million, or 11 percent of net sales, in 2006. Gross profit margin in 2007 was impacted negatively by increased unreimbursed wheel development costs and higher utility costs than in 2006.

Selling, general and administrative costs in 2008 were $2.6 million, or 2 percent of net sales, compared to $2.0 million, or 1 percent of net sales in 2007 and $1.7 million, or 1 percent of net sales in 2006. The principal reasons for the $0.6 million increase in 2008 over 2007 were higher commission based sales in the current period and the 8 percent increase in the U.S. dollar/euro exchange rate.

The reduction in other income (expense), net in 2008 of $0.6 million was due principally to increased interest income being offset by foreign exchange translation losses. The $1.9 million improvement in other income (expense), net in 2007 was due principally to foreign exchange transaction gains increasing by $1.1 million and interest income increasing by $0.4 million.

The statutory income tax rate in Hungary was 16 percent in all periods. An additional 4 percent solidarity tax was added in 2007.  The annual effective income tax rates were 22.2 percent in 2008, compared to 18.7 percent in 2007 and 16.4 percent in 2006.

The resulting net income was $0.4 million in 2008, compared to $11.2 million in 2007 and $10.0 million in 2006. Our 50 percent share of these earnings was $0.2 million, $5.6 million and $5.0 million, respectively. After adjusting for the elimination of intercompany profits on wheels purchased from Suoftec, our equity earnings in each year were $0.7 million in 2008, $5.2 million in 2007 and $4.9 million in 2006.

Suoftec’s cash at the end of 2008 was $25.4 million compared to $29.5 million a year ago. Working capital decreased $8.4 million to $46.8 million from $55.3 million at the end of 2007, due principally to a reduction of $11.3 million in accounts receivable and a $2.9 million decrease in current liabilities. The current ratio increased to 5.1 from 4.9 a year ago. Capital expenditures in 2008 were $15.5 million, compared to $10.5 million in 2007.  There were no dividends declared in 2008 or 2007. The joint venture’s cash balance is more than sufficient for its future operating and capital expenditure requirements, as well as for additional cash dividends.

Net Income (Loss)

Net loss in 2008 was $26.1 million, or 3.5 percent of net sales, compared to income of $9.3 million, or 1.0 percent of net sales, in 2007, and a loss of $10.5 million, or 1.3 percent of net sales, in 2006. Diluted earnings (loss) per share was ($0.98) per diluted share in 2008 compared to $0.35 in 2007 and ($0.40) in 2006.

Liquidity and Capital Resources

Our sources of cash liquidity include cash and cash equivalents, net cash provided by operating activities, and other external sources of funds. During the three years ended December 31, 2008, we had no long-term debt. At December 31, 2008, our cash and cash equivalents totaled $146.9 million compared to cash and cash equivalents totaling $106.8 million a year ago and $78.1 million of cash and short-term investments at the end of 2006. The $40.1 million increase in cash and cash equivalents in 2008 was due principally to net cash provided by operating activities of $67.9 million offsetting net cash used in investing activities and financing activities of $11.3 million and $16.5 million, respectively. The $38.4 million increase in cash and cash equivalents in 2007 was due principally to net cash provided by operating activities of $74.9 million offsetting net cash used in investing activities and financing activities of $19.9 million and $16.6 million, respectively. Accordingly, all working capital requirements, investing activities and cash dividend payments during these three years have been funded from internally generated funds, the exercise of stock options or existing cash and short-term investments. The following table summarizes the cash flows from operating, investing and financing activities as reflected in the consolidated statements of cash flows.

Fiscal Year Ended December 31,	2008	2007	2006
(Thousands of dollars)

Net cash provided by operating activities	$67,872	$74,858	$36,130
Net cash used in investing activities	(11,325)	(19,872)	(58,062)
Net cash used in financing activities	(16,445)	(16,602)	(17,032)

Net increase (decrease) in cash and cash equivalents	$40,102	$38,384	$(38,964)

We generate our principal working capital resources primarily through operations. Net cash provided by operating activities decreased $7.0 million to $67.9 million in 2008 compared to $74.9 million for the same period a year ago. The decrease in net income of $35.3 million was offset by the favorable change in non-cash items of $12.7 million and favorable changes in operating assets and liabilities totaling $15.6 million. The principal changes in non-cash items were adding back of the impairment charges of $18.5 million offset by the change in deferred income taxes of $15.6 million. The favorable change in operating assets and liabilities was due principally to favorable changes in accounts receivable and inventories of $20.1 million and $19.1 million, respectively, reduced by unfavorable changes in funding requirements of accounts payable of $13.4 million and other liabilities of $8.6 million.

The funding requirement for accounts receivable in the current period declined $27.2 million due to the 36 percent decline in sales during the last two months of 2008 compared to the prior year. The funding requirement for accounts receivable a year ago declined by only $7.1 million. The favorable change in inventories was due to a reduction in funding requirement of $30.1 million in the current year versus a reduction in funding requirement of $11.0 million a year ago. Inventories have declined over the past two years as we have closed plants and managed inventory levels to meet reduced customer demand. The unfavorable change in funding requirements of accounts payable and other liabilities in the current period was due to lower levels of raw material and other purchases in the current period and lower accruals for operating expenses.

The $67.9 million cash flow from operating activities in 2008, the $106.8 million of cash and cash equivalents as of the prior year end and the $2.5 million of other cash proceeds from investing activities were used in part for capital expenditures of $13.2 million and for cash dividends of $17.1 million.

Net cash provided by operating activities increased $38.7 million in 2007 to $74.9 million from $36.1 million. In addition to the $19.8 million increase in net income, the change in non-cash items was unfavorable by $6.6 million offset by favorable changes in operating assets and liabilities totaling $25.5 million. The principal changes in non-cash items were unfavorable variances in impairment charges of $4.5 million, and equity earnings of joint ventures, net of dividends received, of $3.5 million. The favorable change in operating assets and liabilities was due principally to favorable changes in inventories of $26.6 million, accounts receivable of $11.4 million and income taxes of $8.8 million, reduced by unfavorable changes in funding requirements of accounts payable of $20.2 million.

The favorable change in inventories was due to a reduction in work-in-process and finished goods funding of $11.0 million in 2007 versus a funding requirement of $15.6 million in 2006. The favorable change in accounts receivable in 2007 period was due to the collection of a dividend receivable from our equity joint venture in Hungary, totaling $5.3 million, and a reduction in wheel program development receivables of $3.1 million, compared to an unfavorable change in 2006, due to the recording of the dividend receivable. The unfavorable change in funding of accounts payable in 2007 period was due to a lower requirement for capital expenditures for our newest plant in Mexico.

The $74.9 million cash flow from operating activities in 2007, the $78.1 million of cash and short-term investments at December 31, 2006, and the $8.0 million cash portion of the proceeds from the sale of certain assets were used in part for capital expenditures of $37.6 million and for cash dividends of $17.0 million. Capital expenditures in 2007 included $25.0 million for our latest wheel facility in Chihuahua, Mexico. The balance of capital expenditures was for automation projects and ongoing improvements in our other wheel facilities.

Our financial condition remained strong in 2008.  Working capital of $257.1 million at December 31, 2008 included $146.9 million in cash and cash equivalents.  The current ratio at year-end was 5.1:1 compared to 3.7:1 a year ago.  Accordingly, we believe we are well positioned to withstand the current financial crisis and downturn in the automotive industry.

Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products.

We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional and legal currencies – the Mexican peso and the euro. The value of the Mexican peso decreased by 26 percent in relation to the U.S. dollar in 2008, the majority of which occurred in the fourth quarter.  The euro experienced a 5 percent decrease versus the U.S. dollar in 2008.  For the year ended December 31, 2008 and 2007 we had foreign currency transaction gains totaling $5.5 million and $0.5 million, respectively, which are included in other income (expense) in the consolidated statements of operations.  Foreign currency losses during 2006 were insignificant.

Since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations has resulted in a cumulative unrealized translation loss at December 31, 2008 of $71.2 million, the majority of which, or $39.9 million, was recorded in the fourth quarter of 2008. Since our initial investment in our joint venture in Hungary in 1995, the fluctuations in functional currencies have resulted in a cumulative unrealized translation gain at December 31, 2008 of $5.8 million. Translation gains and losses are included in other comprehensive income (loss) in the consolidated statements of shareholders’ equity.

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign-currency-denominated receivables, payables or purchase obligations. At December 31, 2008 and 2007, we held no foreign currency forward contracts.

When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. Typically, any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, such commodity commitments are not subject to the provisions of  SFAS No. 133 unless there is a change in the facts or circumstances in regard to the commitments being used in the normal course of business.

We currently have several purchase agreements for the delivery of natural gas through 2011.  With the recently announced closure of our manufacturing facility in Van Nuys, California expected in June 2009, and our recently completed closure in December 2008 of our manufacturing facility in Pittsburg, Kansas, we no longer qualify for the “normal purchase” exemption provided for under SFAS No. 133 for the remaining natural gas purchase commitments related to those facilities.  In accordance with SFAS No. 133, these natural gas purchase commitments are classified as derivatives with “no hedging designation” and, accordingly, we are required to record any gains and/or losses associated with these commitments in our current earnings.  The contract and fair values of these purchase commitments at December 31, 2008 were $4.6 million and $3.0 million, respectively, and the resulting loss of $1.6 million was recorded in the fourth quarter cost of sales in our 2008 consolidated statement of operations.

The remaining natural gas purchase commitments for our other manufacturing facilities qualify for the “normal purchase” exemption provided for under SFAS No. 133.  The contract and fair values of these remaining purchase commitments were $23.4 million and $18.1 million, respectively, at December 31, 2008.  As of December 31, 2007, the aggregate contract and fair values of these commitments were approximately $11 million.

The fair values of the natural gas purchase commitments are based on quoted market prices using the market approach and are considered Level 1 inputs within the fair value hierarchy provided for under SFAS No. 157.  Percentage changes in the market prices of natural gas will impact the fair values by a similar percentage.

Contractual obligations as of December 31, 2008 are as follows (amounts in millions):

	Payments Due by Fiscal Year
Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total

Commodity contracts	$14	$13	$1	$-	$-	$-	$28
Retirement plans	2	2	2	2	2	61	71
Operating leases	3	2	2	1	-	-	8

Total	$19	$17	$5	$3	$2	$61	$107

The table above does not reflect unrecognized tax benefits of $51.3 million, the timing of which is uncertain.

Inflation

Inflation has not had a material impact on our results of operations or financial condition for the three years ended December 31, 2008. Wage increases have averaged 2 to 3 percent during this period and, as indicated above, cost increases of our principal raw material, aluminum, are passed through to our customers. However, cost increases for our other raw materials and for energy may not be similarly recovered in our selling prices. Additionally, the competitive global pricing pressures we have experienced recently are expected to continue, which may also lessen the possibility of recovering these types of cost increases.

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

Revenue Recognition – Our products are manufactured to customer specification under standard purchase orders. We ship our products to OEM customers based on release schedules provided weekly by our customers. Our sales and production levels are highly dependent upon the weekly forecasted production levels of our customers. Sales of these products, net of estimated pricing adjustments, and their related costs are recognized when title and risk of loss transfers to the customer, generally upon shipment.  A portion of our selling prices to OEM customers is attributable to the aluminum content of our wheels.  Our selling prices are adjusted periodically for changes in the current aluminum market based upon specified aluminum price indices during specific pricing periods, as agreed with our customers.  Tooling reimbursement revenues for the development of wheels and related initial tooling that are reimbursed by our customers are recognized as such related costs and expenses are incurred and recoverability is confirmed by the issuance of a customer purchase order.

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

Impairment of Long-Lived Assets – In accordance with SFAS No. 144, we periodically review the carrying value of our property and equipment, with finite lives, to test whether current events or circumstances indicate that such carrying value may not be recoverable.  If the tests indicate that the carrying value of the asset group is greater than the expected undiscounted cash flows to be generated by such asset group, then an impairment adjustment needs to be recognized.  Such adjustments consist of the amount by which the carrying value of the asset group exceeds fair value.  We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate.  Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates.  Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell.

Retirement Plans – Subject to certain vesting requirements, our unfunded retirement plan generally provides for a benefit based on final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. The net periodic pension cost and related benefit obligations are based on, among other things, assumptions of the discount rate, future salary increases and the mortality of the participants. The net periodic pension costs and related obligations are measured using actuarial techniques and assumptions.  See Note 9 – Retirement Plans in Notes to Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data for a description of these assumptions.

The following information illustrates the sensitivity to a change in certain assumptions of our unfunded retirement plans as of December 31, 2008.   Note that these sensitivities may be asymmetrical, and are specific to 2008.  They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

The effect of the indicated increase (decrease) in selected factors is shown below (in thousands):

		Increase (Decrease) in:
		Projected Benefit
		Obligation	2009
	Percentage	at December 31,	Net Periodic
Assumption	Change	2008	Pension Cost

Discount rate	+ 1.0%	$(2,169)	$(171)
Rate of compensation increase	+ 1.0%	$740	$196

Stock-Based Compensation – Our 2008 Equity Incentive Plan authorizes us to issue incentive and non-qualified stock options, as well as stock appreciation rights, restricted stock and performance units to our non-employee directors, officers, employees and consultants totaling up to 3.5 million shares of common stock. No more than 100,000 shares may be used under such plan as “full value” awards, which include restricted stock and performance units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  At December 31, 2008, there were 3.5 million shares available for future grants under this plan. Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options granted under this plan to employees and non-employee directors require no less than a three year ratable vesting period if vesting is based on continuous service.  Vesting periods may be shorter than three years if performance based.

We account for stock-based compensation using the fair value recognition provisions of SFAS No. 123(R), “Share-based Payments” (SFAS No. 123(R)). We recognize these compensation costs net of the applicable forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. We estimated the forfeiture rate based on our historical experience.  The aggregate intrinsic value of options exercised during the year was approximately $95,000 and the total fair value of shares vested during the year was approximately $2.0 million.

Workers' Compensation and Loss Reserves – Workers’ compensation accruals are based upon reported claims in process and actuarial estimates for losses incurred but not reported. Loss reserves, including incurred but not reported reserves, are estimated using actuarial methods and ultimate settlements may vary significantly from such estimates due to increased claims frequency or the severity of claims.

Accounting for Income Taxes – Despite our belief that our tax return positions are consistent with applicable tax laws, experience has shown that taxing authorities can challenge certain positions. Settlement of any challenge can result in no change, a complete disallowance or some partial adjustment reached through negotiations or even litigation. Accordingly, accounting judgment is required in evaluating our tax positions, which are adjusted only in light of substantive changes in facts and circumstances, such as the resolution of an audit by taxing authorities or the expiration of a statute of limitations. Accordingly, tax expense for a given period will include provisions for newly identified uncertainties, as well as reductions for uncertainties resolved through audit, expiration of a statute of limitations, audit adjustments, estimates of future earnings, changes in the valuation allowance, or other substantive changes in facts and circumstances.  We believe that the determination to record a valuation allowance to reduce a deferred tax asset is a significant accounting estimate because it is based on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material.

The determination of whether or not to record a full or partial valuation allowance on our deferred tax assets is a critical accounting estimate requiring a significant amount of judgment on the part of management.  In considering whether a valuation allowance was required for our U.S. federal deferred tax assets, we considered all available positive and negative evidence.  Positive evidence considered included reversing taxable temporary differences and restructuring our operations in line with the deteriorating automotive industry and moving wheel production to our lower cost operations in Mexico.  This restructuring has continued with the closure of the Pittsburg facility in December 2008 and with the January 2009 announced closure of the Van Nuys facility, which is expected to cease operations in June 2009.  These closures allow us to realign capacity within our remaining plants and reduce our total fixed costs. During 2008, we completed our evaluation of an international tax restructuring plan, which is currently being implemented.  We expect that the new tax structure will be in effect on January 1, 2010.  Based on its nature, implementation of this tax strategy will enable us to generate domestic taxable income, thereby allowing us to utilize our federal deferred tax assets and, at the same time, reduce world-wide tax payments.  Negative evidence considered included the taxable losses in the U.S. recorded during the three year period ended December 31, 2008, on both an annual and cumulative basis, the continued deterioration of the automotive industry into 2009 and the uncertainty as to the timing of recovery of both the automotive industry and global economy.

Based on the weight of all available evidence discussed above, we have concluded that the positive evidence outweighs the negative and that it is more likely than not that the federal U.S. deferred tax asset, net of valuation allowance, will be realized within the carry forward period.  However, we will continue to assess the need for a valuation allowance in the future.  If our actual future results and projections are less than currently projected, or if we are unable to complete our international tax restructuring, a substantial valuation allowance may be required in the near term, which could have a material impact on our results of operations in the period in which it is recorded.

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

As a result of adopting the provisions of FIN 48, we recognized a reduction in retained earnings of $16.8 million at January 1, 2007.  The initial recording of the liability at adoption of FIN 48 did not impact our effective tax rate.  The effect was recorded as a cumulative effect of accounting change, the recording of a deferred tax asset, a reclassification in our reserve for taxes account, and an increase to our valuation allowance.

Included in the unrecognized tax benefits of $51.3 million, at December 31, 2008 was $26.1 million of tax benefit that, if recognized, would reduce our annual effective tax rate.

During the next twelve-month period ending December 31, 2009, it is reasonably possible that up to $0.6 million of unrecognized tax benefits will be recognized due to the expiration of certain statutes of limitation and audit settlements.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157).  SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The adoption of the applicable provisions of SFAS No. 157 as of January 1, 2008 did not have an impact on our consolidated results of operations or statement of financial position.  In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The FASB also decided to amend SFAS No. 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.  We are currently evaluating the impact of this Statement on our financial results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This Statement replaces SFAS No. 141, “Business Combinations” (SFAS No. 141), and defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. This Statement applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161), an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).  This Statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this Statement.

In November 2008, the FASB ratified EITF Issue No. 08-06 “Equity Method Investment Accounting Considerations” (EITF 08-06), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-06 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the potential impact, if any, of the adoption of EITF 08-06 on our financial position, results of operations and disclosures.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information related to Quantitative and Qualitative Disclosures About Market Risk are set forth in Item 1A – Risk Factors and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the caption “Risk Management”.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Consolidated Financial Statements and Financial Statement Schedule
PAGE

Report of Independent Registered Public Accounting Firm	31

Financial Statements

Consolidated Statements of Operations for the Fiscal Years 2008, 2007 and 2006	32

Consolidated Balance Sheets as of Fiscal Year End 2008 and 2007	33

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Fiscal Years 2008, 2007 and 2006	34

Consolidated Statements of Cash Flows for the Fiscal Years 2008, 2007 and 2006	35

Notes to Consolidated Financial Statements	36

Supporting Financial Statement Schedule Covered By Forgoing
Report of Independent Registered Public Accounting Firm:
Schedule II – Valuation and Qualifying Accounts and Reserves	S-1

All other financial statement schedules have been omitted as they are not applicable, not material or the required information is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Superior Industries International, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Superior Industries International, Inc. and its subsidiaries at December 28, 2008 and December 30, 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting" appearing under Item 9A - Controls and Procedures. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

PricewaterhouseCoopers LLP
Los Angeles, California
March 10, 2009

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars, except share amounts)

Fiscal Year Ended December 31,	2008	2007	2006

NET SALES	$754,894	$956,892	$789,862
Cost of sales	748,317	924,400	781,122

GROSS PROFIT	6,577	32,492	8,740

Selling, general and administrative expenses	25,744	29,171	25,679
Impairments of long-lived assets	18,501	-	4,470

INCOME (LOSS) FROM OPERATIONS	(37,668)	3,321	(21,409)

Interest income, net	2,917	3,684	5,589
Other income (expense), net	6,178	3,195	(268)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES AND EQUITY EARNINGS	(28,573)	10,200	(16,088)

Income tax (provision) benefit	1,778	(6,263)	285
Equity in earnings of joint ventures	742	5,355	5,004

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(26,053)	9,292	(10,799)

Income from discontinued operations, net of taxes	-	-	257

NET INCOME (LOSS)	$(26,053)	$9,292	$(10,542)

EARNINGS (LOSS) PER SHARE - BASIC:

Net income (loss) from continuing operations	$(0.98)	$0.35	$(0.41)
Income from discontinued operations, net of taxes	-	-	0.01
Net income (loss)	$(0.98)	$0.35	$(0.40)

EARNINGS (LOSS) PER SHARE - DILUTED:

Net income (loss) from continuing operations	$(0.98)	$0.35	$(0.41)
Income from discontinued operations, net of taxes	-	-	0.01
Net income (loss)	$(0.98)	$0.35	$(0.40)

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except per share amounts)

Fiscal Year Ended December 31,	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$146,871	$106,769
Accounts receivable, net	89,426	125,704
Inventories, net	70,115	107,170
Income taxes receivable	3,901	6,677
Deferred income taxes	5,995	6,569
Other current assets	2,981	3,190
Total current assets	319,289	356,079

Property, plant and equipment, net	216,209	302,253
Investments	48,196	51,055
Non-current deferred tax asset, net	39,152	12,673
Other assets	5,693	7,862

Total assets	$628,539	$729,922

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,318	$51,603
Accrued expenses	35,239	43,993
Income taxes payable	644	-
Total current liabilities	62,201	95,596

Non-current tax liabilities (Note 7)	51,330	62,223
Executive retirement liabilities	20,880	21,530
Non-current deferred tax liabilities, net	22,535	-
Commitments and contingent liabilities (Note 11)
Shareholders' equity:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued - none	-	-
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 26,668,440 shares
(26,633,440 shares at December 31, 2007)	54,634	51,833
Accumulated other comprehensive loss	(67,244)	(28,578)
Retained earnings	484,203	527,318
Total shareholders' equity	471,593	550,573

Total liabilities and shareholders' equity	$628,539	$729,922

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHESIVE INCOME (LOSS)
(Thousands of dollars, except per share amounts)
	Common Stock		Accumulated Other
	Number of		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
BALANCE AT FISCAL
YEAR END 2005	26,610,191	$45,367	$(40,797)	$579,418	$583,988

Comprehensive income (loss):
Net loss	-	-	-	(10,542)	(10,542)
Other comprehensive income	-	-	5,458	-	5,458
Comprehensive loss					(5,084)

Stock-based compensation expense	-	3,032	-	-	3,032
Adjustment to initially apply
SFAS No. 158	-	-	(1,790)	-	(1,790)
Cash dividend declared ($0.64 per share)	-	-	-	(17,032)	(17,032)
BALANCE AT FISCAL
YEAR END 2006	26,610,191	$48,399	$(37,129)	$551,844	563,114

Cumulative effect of adoption
of FIN 48 (Note 7)	-	-	-	(16,786)	(16,786)
Comprehensive income:
Net income	-	-	-	9,292	9,292
Other comprehensive income	-	-	8,551	-	8,551
Comprehensive income					17,843

Stock-based compensation expense	-	3,073	-	-	3,073
Stock options exercised	23,249	430	-	-	430
Repricing of stock option grants	-	(57)	-	-	(57)
Tax impact of stock options exercised	-	(12)	-	-	(12)
Cash dividend declared ($0.64 per share)	-	-	-	(17,032)	(17,032)
BALANCE AT FISCAL
YEAR END 2007	26,633,440	$51,833	$(28,578)	$527,318	$550,573

Comprehensive loss:
Net loss	-	-	-	(26,053)	(26,053)
Other comprehensive loss	-	-	(38,666)	-	(38,666)
Comprehensive loss					(64,719)

Stock-based compensation expense	-	2,407	-	-	2,407
Stock options exercised	35,000	617	-	-	617
Tax impact of stock options exercised	-	(223)	-	-	(223)
Cash dividend declared ($0.64 per share)	-	-	-	(17,062)	(17,062)
BALANCE AT FISCAL
YEAR END 2008	26,668,440	$54,634	$(67,244)	$484,203	$471,593

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Thousands of dollars)

Fiscal Year Ended December 31,	2008	2007	2006

NET INCOME (LOSS)	$(26,053)	$9,292	$(10,542)
Adjustment to reconcile net income (loss) to net cash
provided by operating activities:

Depreciation and amortization	43,712	42,925	39,137
Equity in earnings of joint ventures, net of dividends received	(742)	258	3,723
Stock-based compensation	2,407	3,073	3,032
Impairments of long-lived assets	18,501	-	4,470
Deferred income taxes	(9,705)	5,890	5,285
Other non-cash items	11,433	3,667	4,936
Gain on sale of available for sale securities	-	(2,906)	-
Gain on sale of discontinued operations	-	-	(1,077)
Changes in operating assets and liabilities:
Accounts receivable	27,192	7,136	(4,278)
Inventories	30,148	11,037	(15,568)
Other assets	(120)	2,330	3,100
Accounts payable	(22,755)	(9,310)	10,915
Income taxes	3,891	350	(8,485)
Other liabilities	(8,379)	241	1,482
Non-current tax liabilities	(1,658)	875	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	67,872	74,858	36,130

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment	(13,227)	(37,639)	(73,062)
Proceeds from collection of notes receivable	1,606	-	-
Proceeds from dissolution of TSL joint venture	152	-	-
Proceeds from sale of fixed assets	144	1,530	-
Proceeds from a held-to-maturity security	-	9,750	-
Proceeds from sale of available-for-sale securities	-	5,198	-
Proceeds from affordable-housing partnership investment	-	1,289	-
Proceeds from sale of discontinued operations	-	-	15,000
NET CASH USED IN INVESTING ACTIVITIES	(11,325)	(19,872)	(58,062)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid	(17,062)	(17,032)	(17,032)
Stock options exercised	617	430	-
NET CASH USED IN FINANCING ACTIVITIES	(16,445)	(16,602)	(17,032)

Net increase (decrease) in cash and cash equivalents	40,102	38,384	(38,964)

Cash and cash equivalents at the beginning of the year	106,769	68,385	107,349

Cash and cash equivalents at the end of the year	$146,871	$106,769	$68,385

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

Headquartered in Van Nuys, California, our principal business is the design and manufacture of aluminum road wheels for sale to OEMs. We are one of the largest suppliers of cast and forged aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary. Customers in North America represent the principal market for our products, with approximately 18 percent of annual sales to international customers.

GM, Ford and Chrysler together represented approximately 82 percent of our annual sales in 2008 and 2007 and 86 percent of annual sales in 2006, respectively. Although the loss of all or a substantial portion of our sales to any of these customers would have a significant adverse impact on our financial results, unless the lost volume could be replaced, we believe this risk is partially offset due to long-term relationships with each, including multi-year program arrangements. However, current global economic and financial markets conditions, including severe disruptions in the credit markets and the potential for a significant and prolonged global economic recession, decreased demand for our products due to the financial position of our OEM customers and general declines in the level of automobile demand have put these multi-year arrangements at risk. Including our 50 percent-owned joint venture in Europe, we also manufacture aluminum wheels for, Audi, BMW, Isuzu, Jaguar, Land Rover, Mazda, Mercedes Benz, Mitsubishi, Nissan, Seat, Skoda, Subaru, Suzuki, Toyota, Volkswagen and Volvo.

In August 2008, we announced the planned closure of our wheel manufacturing facility located in Pittsburg, Kansas, and workforce reductions in our other North American plants, resulting in the layoff of approximately 665 employees and the elimination of 90 open positions. In January 2009, we also announced the planned closure of our Van Nuys, California wheel manufacturing facility, thereby eliminating an additional 290 jobs. The Kansas facility ceased operations in December 2008 and the California facility is expected to terminate operations in June 2009. These were the latest steps in our program to rationalize our production capacity after announcements by our major customers of assembly plant closures and sweeping production cuts, particularly in the light truck and SUV platforms. Asset impairment charges against pretax earnings totaling $17.8 million were recorded in 2008 to reduce the carrying value of certain long-lived assets in these facilities to their estimated fair values. An additional impairment charge of $0.7 million was recorded in 2008 to reduce the real estate value of a third facility in Johnson City, Tennessee, which ceased operations in March 2007, to its estimated fair value.  See Note 15 – Impairment of Long-lived Assets and Other Charges for further discussion of asset impairments.

In September 2006, we entered into an agreement with St. Jean Industries, Inc., a Delaware corporation, as buyer, and the buyer’s parent, St. Jean Industries, SAS, a French simplified joint stock company, to sell substantially all of the assets and working capital of our suspension components business for $17.0 million.  See Note 16 – Discontinued Operations for further discussion of the aluminum suspension components business.

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

We have made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Generally, assets and liabilities that are subject to estimation and judgment include the allowance for doubtful accounts, inventory valuation allowance, depreciation and amortization periods of long-lived assets, self-insurance accruals, fair value of stock-based compensation and income taxes. While actual results could differ, we believe such estimates to be reasonable.

Our fiscal year is the 52- or 53-week period ending on the last Sunday of the calendar year.  The fiscal year 2008 comprised the 52-week period ended on December 28, 2008.  The 2007 fiscal year comprised the 52-week period ended on December 30, 2007 while fiscal year 2006 comprises the 53-week period ended on December 31, 2006.  For convenience of presentation, all fiscal years are referred to as beginning as of January 1 and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.

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

Fair Values of Financial Instruments and Commitments

The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short period of time until maturity. Fair values of long-term marketable investments and future purchase commitments, which are discussed further in Note 11 – Commitments and Contingent Liabilities, are based upon quoted market prices using the market approach on a recurring basis and are considered Level 1 inputs within the fair value hierarchy provided in SFAS No. 157.

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

When property, plant and equipment is replaced, retired or disposed of, the cost and related accumulated depreciation are removed from the accounts. Property, plant and equipment no longer used in operations, which are generally insignificant in amount, are stated at the lower of cost or estimated net realizable value.  Gains and losses, if any, are recorded in other income or expense in the period of disposition or write down.

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

Due to the deteriorating financial condition of our major customers and others in the automotive industry, we performed impairment analyses of our long-lived assets, as described above. Excluding the two plant closures, our estimated undiscounted cash flow projections exceeded the asset carrying values in all of our wheel manufacturing plants, resulting in no impairment charges. Additionally, because our 50 percent-owned joint venture in Hungary is also affected by these same economic conditions, we performed a similar analysis of our investment in the joint venture, in accordance with APB No. 18. This analysis also indicated that our investment was not impaired as of December 31, 2008.

Derivative Instruments and Hedging Activities

We may periodically enter into foreign currency forward contracts to reduce the risk from exchange rate fluctuations associated with future purchase commitments, such as wheel purchases denominated in euros from our 50 percent-owned joint venture in Hungary. This type of risk management activity, which attempts to protect our planned gross margin as of the date of the purchase commitment, may qualify as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).  Accordingly, we assess whether the cash flow hedge is effective both at inception and periodically thereafter. The effective portion of the related gains and losses is recorded as an asset or liability in the consolidated balance sheets with the offset as a component of other comprehensive income (loss) in shareholders’ equity. The ineffective portion of related gains or losses, if any, is reported in current earnings. As hedged transactions are consummated, amounts previously accumulated in other comprehensive income (loss) are reclassified into current earnings. At December 31, 2008 and 2007, we held no foreign currency forward contracts.

We also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, and other raw materials. Typically, any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, such commodity commitments would not be accounted for as a derivative, unless there is a change in the facts or circumstances that causes management to believe that these commitments would not be used in the normal course of business.   See Note 11 – Commitments and Contingent Liabilities for additional information pertaining to these purchase commitments.

Foreign Currency Transactions

We have foreign operations in Mexico and Hungary that, due to the settlement of certain accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional currencies – the Mexican peso and the euro.  Foreign currency asset and liability accounts are translated using the exchange rates in effect at the end of the accounting period.  Revenue and expense accounts are translated at the weighted average of exchange rates during the period.  The cumulative effect of translation is recorded as a separate component of accumulated other comprehensive income (loss) in shareholders' equity, as reflected in Note 14 – Other Comprehensive Income (Loss).  The value of the Mexican peso decreased by 26 percent in relation to the U.S. dollar in 2008, the majority of which occurred in the fourth quarter.  The euro experienced a 5 percent decrease versus the U.S. dollar in 2008.  Foreign exchange transaction gains and (losses) of $5.5 million and $0.5 million have been recorded as part of net other income (expense) during 2008 and 2007, respectively.  Foreign currency losses during 2006 were insignificant.

Revenue Recognition

Sales of products and any related costs are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Tooling reimbursement revenues and initial tooling that are reimbursed by our customers are recognized as such related costs and expenses are incurred and recoverability is probable, generally upon issuance of a customer purchase order.  Tooling reimbursement revenues totaled $16.5 million in 2008, $12.4 million in 2007, and $19.8 million in 2006, and are included in net sales in the consolidated statements of operations.

Research and Development

Research and development costs (primarily engineering and related costs), which are expensed as incurred, are included in cost of sales in the consolidated statements of operations.  Amounts expended during each of the three years in the period ended December 31, 2008 were $4.7 million in 2008, $6.3 million in 2007, and $6.8 million in 2006.  The decrease experienced in 2008 was due to closure of our engineering center in Van Nuys, California, and the reduction of wheel program development activities in the current year.

Stock-Based Compensation

Our 2008 Equity Incentive Plan authorizes us to issue incentive and non-qualified stock options, as well as stock appreciation rights, restricted stock and performance units to our non-employee directors, officers, employees and consultants totaling up to 3.5 million shares of common stock. No more than 100,000 shares may be used under such plan as “full value” awards, which include restricted stock and performance units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  At December 31, 2008, there were 3.5 million shares available for future grants under this plan. Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options granted under this plan to employees and non-employee directors require no less than a three year ratable vesting period if vesting is based on continuous service.  Vesting periods may be shorter than three years if performance based.

We account for stock-based compensation using the fair value recognition provisions of SFAS No. 123(R), “Share-based Payment” (SFAS No. 123(R)).  We recognize these compensation costs net of the applicable forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. We estimated the forfeiture rate based on our historical experience.  The aggregate intrinsic value of options exercised during the year was approximately $95,000 and the total fair value of shares vested during the year was approximately $2.0 million.

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

The effect on deferred taxes for a change in tax rates is recognized in income in the period of enactment. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred tax assets when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe that the determination to record a valuation allowance to reduce a deferred tax asset is a significant accounting estimate because it is based on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting or recording a valuation allowance may be material.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) in 2007.  The purpose of FIN 48 is to clarify accounting for uncertain tax positions recognized.  FIN 48 utilizes a two-step approach to evaluate tax positions.  Recognition, step one, requires evaluation of the tax position to determine if based solely on technical merits it is more likely than not to be sustained upon examination.  Measurement, step two, is addressed only if a position is more likely than not to be sustained.  In step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement with tax authorities.  If a position does not meet the more likely than not threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the more likely than not standard is met, the issue is resolved with the taxing authority, or the statute of limitations expires.  Positions previously recognized are derecognized when a company subsequently determines the position no longer is more likely than not to be sustained.   Evaluation of tax positions, their technical merits, and measurement using cumulative probability are highly subjective management estimates.  Actual results could differ materially from these estimates.

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

The determination of whether or not to record a full or partial valuation allowance on our deferred tax assets is a critical accounting estimate requiring a significant amount of judgment on the part of management. In considering whether a valuation allowance was required for our U.S. federal deferred tax assets, we considered all available positive and negative evidence.  Positive evidence considered included reversing taxable temporary differences and restructuring our operations in line with the deteriorating automotive industry and moving wheel production to our lower cost operations in Mexico.  This restructuring has continued with the closure of the Pittsburg facility in December 2008 and with the January 2009 announced closure of the Van Nuys facility, which is expected to cease operations in June 2009.  These closures allow us to realign capacity within our remaining plants and reduce our total fixed costs. During 2008, we completed our evaluation of an international tax restructuring plan, which is currently being implemented.  We expect that the new tax structure will be in effect on January 1, 2010.  Based on its nature, implementation of this tax strategy will enable us to generate domestic taxable income, thereby allowing us to utilize our federal deferred tax assets and, at the same time, reduce world-wide tax payments.  Negative evidence considered included the taxable losses in the U.S. recorded during the three year period ended December 31, 2008, on both an annual and cumulative basis, the continued deterioration of the automotive industry into 2009 and the uncertainty as to the timing of recovery of both the automotive industry and global economy. Based on the weight of all available evidence discussed above, we have concluded that the positive evidence outweighs the negative and that it is more likely than not that the federal U.S. deferred tax asset, net of valuation allowance, will be realized within the carry forward period.

Our tax positions are analyzed at least quarterly, and adjustments are made as events occur to warrant adjustment. As a result of adopting the provisions of FIN 48, we recognized a reduction in retained earnings of $16.8 million at January 1, 2007.  The initial recording of the liability at adoption of FIN 48 did not impact our effective rate.  The effect was recorded as a cumulative effect of accounting change, the recording of a deferred tax asset, a reclassification in our reserve for taxes account, and an increase to our valuation allowance.  Increases and decreases to the liability during 2008 were reflected in our current year effective income tax rate, and had an overall increase to our rate of 0.6 percent.

Earnings (Loss) Per Share

As summarized below, basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for the period.  For purposes of calculating diluted earnings per share, net income is divided by the total of the weighted average shares outstanding plus the dilutive effect of our outstanding stock options under the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123(R) and SFAS No. 128, “Earnings Per Share.”

Year Ended December 31,	2008	2007	2006
(Thousands of dollars, except per share amounts)

Basic Earnings (Loss) Per Share

Reported net income (loss)	$(26,053)	$9,292	$(10,542)

Weighted average shares outstanding	26,655	26,617	26,610

Basic earnings (loss) per share	$(0.98)	$0.35	$(0.40)

Diluted Earnings (Loss) Per Share

Reported net income (loss)	$(26,053)	$9,292	$(10,542)

Weighted average shares outstanding	26,655	26,617	26,610
Weighted average dilutive stock options	-	18	-

Weighted average shares outstanding - diluted	26,655	26,635	26,610

Diluted earnings (loss) per share	$(0.98)	$0.35	$(0.40)

The following potential shares of common stock were excluded from the diluted earnings per share calculations because they would have been anti-dilutive due to their exercise prices exceeding the market prices for the respective periods: for the year ended December 31, 2008, options to purchase 3,214,737 shares at prices ranging from $17.55 to $43.22, for the year ended December 31, 2007, options to purchase 3,147,792 shares at prices ranging from $21.72 to $43.22 per share; and for the year ended December 31, 2006, options to purchase 2,294,092 shares at prices ranging from $20.23 to $42.87 per share.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The adoption of the applicable provisions of SFAS No. 157 as of January 1, 2008 did not have an impact on our consolidated results of operations or statement of financial position.  In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The FASB also decided to amend SFAS No. 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.  We are currently evaluating the impact of this Statement on our financial results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This Statement replaces SFAS No. 141, “Business Combinations” (SFAS No. 141), and defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. This Statement applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161), an amendment of FASB Statement No. 133  “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133).  This Statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this Statement.

In November 2008, the FASB ratified EITF Issue No. 08-06 “Equity Method Investment Accounting Considerations” (EITF 08-06), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-06 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the potential impact, if any, of the adoption of EITF 08-06 on our financial position, results of operations and disclosures.

NOTE 2 – BUSINESS SEGMENTS

Our principal executive officer assesses operating performance, makes operating decisions, and allocates resources at the plant level. As each of our plants manufactures aluminum automotive road wheels, sells to the same customers and exhibit other similar economic characteristics, they have been aggregated into one reportable segment. Consequently, we currently have only one reportable segment – automotive wheels.

Net sales and net property, plant and equipment by geographic area are summarized below:

Year Ended December 31,	2008	2007	2006
(Thousands of dollars)

Net sales:
U.S.	$415,059	$568,489	$572,863
Mexico	339,835	388,403	216,999
Consolidated net sales	$754,894	$956,892	$789,862

December 31,		2008	2007
(Thousands of dollars)

Property, plant and equipment, net:
U.S.		$80,016	$116,599
Mexico		136,193	185,654
Consolidated property, plant and equipment, net		$216,209	$302,253

NOTE 3 – ACCOUNTS RECEIVABLE

December 31,	2008	2007
(Thousands of dollars)

Trade receivables	$82,647	$119,175
Tooling reimbursement receivables	4,628	5,102
Other receivables	5,279	3,854

	92,554	128,131

Allowance for doubtful accounts	(3,128)	(2,427)

Accounts receivable, net	$89,426	$125,704

The following percentages of our consolidated net sales were made to GM, Ford and Chrysler: 2008 - 40 percent, 28 percent and 14 percent; 2007 - 36 percent, 33 percent and 13 percent; and 2006 - 37 percent, 34 percent and 15 percent, respectively.  These three customers represented 90 percent and 79 percent of trade receivables at December 31, 2008 and 2007, respectively.

NOTE 4 – INVENTORIES

December 31,	2008	2007
(Thousands of dollars)

Raw materials	$12,755	$16,482
Work-in-process	22,266	30,004
Finished goods	35,094	60,684

Inventories, net	$70,115	$107,170

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

December 31,	2008	2007
(Thousands of dollars)

Land and buildings	$86,600	$94,610
Machinery and equipment	464,674	519,869
Leasehold improvements and others	9,359	14,055
Construction in progress	18,728	29,739

	579,361	658,273
Accumulated depreciation	(363,152)	(356,020)

Property, plant and equipment, net	$216,209	$302,253

The 2008 asset impairment charges of $10.3 million, $7.5 million and $0.7 million related to our Van Nuys, Pittsburg and Johnson City wheel manufacturing facilities, respectively, were recorded in the appropriate fixed asset cost categories in the table above as discussed in Note 15 – Impairment of Long-Lived Assets and Other Charges.  The net book values of all assets available for sale at the Pittsburg and Johnson City plants subsequent to impairment were $7.5 million and $2.8 million, respectively.

NOTE 6 - INVESTMENTS

December 31,	2008	2007
(Thousands of dollars)

Investments in and advances to 50% owned joint ventures:
Suoftec Light Metal Products, Ltd.	$47,697	$49,902
Topy-Superior Limited	-	209
	47,697	50,111
Other Investments	499	944

Investments	$48,196	$51,055

In 1995, we entered into a joint venture with Otto Fuchs, to form Suoftec to manufacture cast and forged aluminum wheels in Hungary for the European automobile industry. During each of the three years in the period ended December 31, 2008, we acquired cast and forged wheels from this joint venture, totaling $21.0 million in 2008, $50.0 million in 2007 and $56.3 million in 2006.  There were no payables to Suoftec for wheel purchases at the end of 2008.  At December 31, 2007, accounts payable included amounts owed to Suoftec for unpaid wheel purchases totaling $10.3 million.

Included below are summary statements of operations and balance sheets for Suoftec, which is 50 percent-owned, non-controlled and, therefore, not consolidated but accounted for using the equity method.

	Year Ended December 31,
Summary Statements of Operations	2008	2007	2006
(Thousands of dollars)

Net sales	$137,173	$145,707	$132,020
Cost of sales	134,226	130,769	117,294

Gross profit	2,947	14,938	14,726

Selling, general and administrative expenses	2,612	2,011	1,680

Income from operations	335	12,927	13,046

Other income (expense), net	165	812	(1,096)

Income before income taxes	500	13,739	11,950

Income tax provision	(111)	(2,569)	(1,954)

Net income	$389	$11,170	$9,996

Superior's share of net income	$195	$5,585	$4,998

Summary Balance Sheets as of December 31,	2008	2007
(Thousands of dollars)

Cash and cash equivalents	$25,403	$29,485
Accounts receivable, net	11,984	23,331
Inventories, net	20,750	16,641

Total current assets	58,137	69,457

Property, plant and equipment, net	47,435	43,384
Other assets	1,281	1,369
Total assets	106,853	114,210

Current liabilities	11,311	14,188
Non-current liabilities	148	218

Total liabilities	11,459	14,406

Net assets	$95,394	$99,804

Superior's share of net assets	$47,697	$49,902

NOTE 7 – INCOME TAXES

Year Ended December 31,	2008	2007	2006
(Thousands of dollars)

Income (loss) from continuing operations before income taxes and equity earnings:
Domestic	$(41,407)	$(13,168)	$(21,275)
International	12,834	23,368	5,187
	$(28,573)	$10,200	$(16,088)

The (provision) benefit for income taxes is comprised of the following:

Year Ended December 31,	2008	2007	2006
(Thousands of dollars)

Current Taxes
Federal	$(758)	$(41)	$2,356
State	(213)	1,040	(1,029)
Foreign	(6,956)	(1,372)	(3,925)
Total Current	(7,927)	(373)	(2,598)
Deferred Taxes
Federal	12,832	2,714	4,321
State	1,077	(605)	174
Foreign	(4,204)	(7,999)	(1,612)
Total Deferred Taxes	9,705	(5,890)	2,883

(Provision) benefit for income taxes:	$1,778	$(6,263)	$285

The following is a reconciliation of the United States federal tax rate to our effective income tax rate:

Year Ended December 31,	2008	2007	2006

Statutory rate - (provision) benefit	35.0%	(35.0)%	35.0%
State tax (provisions), net of federal income tax benefit	5.0	(0.6)	(1.9)
Permanent differences	(12.0)	(20.9)	(25.7)
Tax credits	0.7	0.7	0.8
Foreign income taxed at rates other than the statutory rate	(0.3)	19.6	3.2
Valuation allowance	(25.2)	(6.5)	(4.4)
Changes in tax liabilities, net	(0.6)	(18.3)	(3.7)
Other	3.6	(0.4)	(1.5)

Effective income tax rate for continuing operations	6.2%	(61.4)%	1.8%

The state tax provision, net of federal income tax benefit, varies year to year primarily because we file state income tax returns on a non-consolidated basis for several of our subsidiaries.  The primary differences relate to depreciation and inflationary gains reported on our foreign operations that are non-deductible for tax on a permanent basis.  Foreign income taxed at rates other than statutory rates resulted in a provision in 2008. The change in liabilities relates to increases in our unrecognized tax benefits, primarily increases in interest, and penalty expenses.  Additionally, the increase to our valuation allowance related primarily to a net operating loss from foreign operations which resulted in an unfavorable adjustment to our tax rate.

Tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred liabilities at December 31, 2008 and 2007:

December 31,	2008	2007
(Thousands of dollars)

Deferred Tax Assets
Other comprehensive income and loss adjustments	$847	$6,665
Liabilities deductible in the future	5,940	6,016
Deferred compensation	12,463	11,777
Net loss carryforward	22,632	3,390
Tax credit carryforward	12,813	11,436
Financial and tax accounting differences associated with foreign operations	25,256	28,377
Other	114	311
Total before valuation allowances	80,065	67,972
Valuation allowances	(19,357)	(12,083)
Net deferred tax assets	60,708	55,889

Deferred Tax Liabilities
Differences between the book and tax basis of property, plant
and equipment	(34,885)	(32,956)
Differences between financial and tax accounting associated
with foreign operations	(2,813)	(3,257)
Other	(398)	(434)

Deferred tax liabilities	(38,096)	(36,647)

Net Deferred Tax Assets (Liabilities)	$22,612	$19,242

As of December 31, 2008 and 2007, we had approximately $22.6 million and $19.2 million, respectively, of net deferred tax assets, the majority of which are in the U.S.  We have recorded valuation allowances of $19.4 million and $12.1 million against these deferred tax assets at December 31, 2008 and 2007, respectively, based on our assessment of our ability to utilize these deferred tax assets.  The valuation allowances established primarily relate to state net operating loss carryforwards, state tax credit carryforwards,  foreign tax credit carryforwards, and foreign net operating loss carryforwards for which we have determined that it is more likely than not that a benefit will not be realized.

Realization of the remaining $22.6 million of deferred tax assets at December 31, 2008 is dependent on the company generating sufficient taxable income in the future.  The determination of whether or not to record a full or partial valuation allowance on our deferred tax assets is a critical accounting estimate requiring a significant amount of judgment on the part of management.  We perform our analysis on a jurisdiction by jurisdiction basis.

In considering whether a valuation allowance was required for our U.S. federal deferred tax assets, we considered all available positive and negative evidence.  Positive evidence considered included reversing taxable temporary differences and restructuring our operations in line with the deteriorating automotive industry and moving wheel production to our lower cost operations in Mexico.  This restructuring has continued with the closure of the Pittsburg facility in December 2008 and with the January 2009 announced closure of the Van Nuys facility, which is expected to cease operations in June 2009.  These closures allow us to realign capacity within our remaining plants and reduce our total fixed costs. During 2008, we completed our evaluation of an international tax restructuring plan, which is currently being implemented.  We expect that the new tax structure will be in effect on January 1, 2010.  Based on its nature, implementation of this tax strategy will enable us to generate domestic taxable income, thereby allowing us to utilize our federal deferred tax assets and, at the same time, reduce world-wide tax payments.  Negative evidence considered included the taxable losses in the U.S. recorded during the three year period ended December 31, 2008, on both an annual and cumulative basis, the continued deterioration of the automotive industry into 2009 and the uncertainty as to the timing of recovery of both the automotive industry and global economy.

Based on the weight of all available evidence discussed above, we have concluded that the positive evidence outweighs the negative and that it is more likely than not that the federal U.S. deferred tax asset, net of valuation allowance, will be realized within the carry forward period.  However, we will continue to assess the need for a valuation allowance in the future.  If our actual future results and projections are less than currently projected, or if we are unable to complete our international tax restructuring, a substantial valuation allowance may be required in the near term, which could have a material impact on our results of operations in the period in which it is recorded.

As of December 31, 2008, we have federal tax credit carryforwards of $11.9 million that begin to expire in 2014.  We have federal and state net operating loss carryforwards for 2008 of $17.3 million and $23.1million respectively that begin to expire in 2028 and 2016, respectively.  We have foreign net operating loss carryforwards for 2008 $55.4 million that begin to expire in 2015.  We have state tax credit carryforwards for 2008 and 2007 of $1.4 million and $1.4 million, respectively.  The state tax credit carryforwards begin to expire in 2014.  The valuation allowance for 2008 and 2007 is $19.4 million and $12.1 million, respectively.  We established a valuation allowance for certain federal, state and foreign deferred tax assets based on our assessment of our ability to utilize these deferred tax assets.  The increase in our valuation allowance is primarily due to an increase in the valuation allowance against our state deferred tax assets in the amount of $1.2 million, an increase relating to our foreign net operation losses in the amount of $6.8 million, and a decrease of $0.7 million relating to our federal deferred tax assets.  The increases relating to our state deferred tax assets are due to the fact that states in which we operate have limited carryover provisions.  At this time, management believes that it may be unable to realize the benefits of the state deferred tax assets.  During the fourth quarter of 2008, the company increased its valuation allowance by establishing a reserve against its foreign losses as a result of determining that it expects to be in a flat tax position in 2009 in Mexico, and as such, it will receive no benefit for approximately $6.8 million of net operating losses.

We have not provided for deferred income taxes or foreign withholding tax on basis differences in our non-U.S. subsidiaries of $126.2 million that result primarily from undistributed earnings the company intends to reinvest indefinitely.  Determination of the deferred income tax liability on these basis differences is not reasonably estimable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

We adopted FIN 48 on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
Summary of Unrecognized Tax Benefits	2008	2007
(Thousands of dollars)

Beginning balance	$34,804	$36,521

Increases (decreases) as a result of positions taken during:
Prior period	(2,480)	(58)
Current period	-	-
Settlements with taxing authorities	-	-
Expiration of applicable statute of limitation	(3,756)	(1,659)

Ending balance (1)	$28,568	$34,804

(1) Excludes $22.8 million and $27.4 million of potential interest and penalties associated with uncertain tax positions in 2008 and 2007, respectively.

At December 31, 2008, we had unrecognized tax benefits in the amount of $51.3 million.  We also accrued potential interest and penalties of $3.6 million and $1.3 million, respectively, related to unrecognized tax benefits during 2008, and in total, as of December 31, 2008, we have recorded a liability for potential interest and penalties of $12.2 million and $10.6 million, respectively.

Included in the unrecognized tax benefits of $51.3 million at December 31, 2008, was $26.1 million of tax benefit that, if recognized, would reduce our annual effective tax rate.

Within the next twelve-month period ending December 31, 2009, it is reasonably possible that up to $0.6 million of unrecognized tax benefits will be recognized due to the expiration of certain statutes of limitation.

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

Superior Industries International, Inc. and subsidiaries are under audit for 2004, 2005 and 2006 tax years by the Internal Revenue Service (IRS).  We are currently under audit by Mexico’s Tax Administration Service (Servicio de Administracion Tributaria) in relation to Superior Industries de Mexico S.A. de C.V. for the 2003 tax year.

Total income tax payments made were $2.2 million in 2008, $4.9 million in 2007 and $6.9 million in 2006.

NOTE 8 - LEASES AND RELATED PARTIES

We lease certain land, facilities and equipment under long-term operating leases expiring at various dates through 2013.  Total lease expense for all operating leases amounted to $3.1 million in 2008, $3.8 million in 2007 and $3.0 million in 2006.

Our corporate office and manufacturing facility in Van Nuys, California are leased from the Louis L. Borick Trust and the Juanita A. Borick Management Trust (the Trusts).  The Trusts are controlled by Mr. L. Borick, Founding Chairman and a Director of the company, and Juanita A. Borick, Mr. L. Borick’s former spouse, respectively. The current operating lease expires in June 2012. An option to extend the lease for ten years was exercised as of July 2002. There is one additional ten-year lease extension option remaining. The current annual lease payment is $2.1 million.  The facilities portion of the lease agreement requires rental increases every five years based upon the change in a specific Consumer Price Index.  The last such adjustment was as of July 1, 2006.  Total lease payments to these related entities were $2.0 million in 2008, $1.6 million for 2007 and $1.5 million for 2006.  During 2007, a $1.0 million payment was made to the Trusts as settlement for a retroactive rental rate adjustment on the ground lease portion of the agreement for our Van Nuys, California, property for the five year period ended June 30, 2007.

The following are summarized future minimum payments under all leases:

Year Ended December 31,	Operating Leases
(Thousands of dollars)

2009	$2,596
2010	2,457
2011	2,216
2012	1,100
2013	6
Thereafter	-
$8,375

NOTE 9 – RETIREMENT PLANS

We have an unfunded supplemental executive retirement plan covering our directors, officers and other key members of management.  We purchase life insurance policies on the participants to provide for future liabilities.  Cash surrender value of these policies, totaling $4.6 million at December 31, 2008 and $4.3 million as of December 31, 2007, are included in Other Assets as general assets of the company.  Subject to certain vesting requirements, the plan provides for a benefit based on final average compensation, which becomes payable on the employee's death or upon attaining age 65, if retired.  We have measured the plan assets and obligations of our supplemental executive retirement plan as of our fiscal year end for all periods presented.

The following table summarizes the changes in plan benefit obligations:

Year Ended December 31,	2008	2007
(Thousands of dollars)

Change in benefit obligation
Beginning benefit obligation	$20,795	$19,972
Service cost	471	567
Interest cost	1,156	1,121
Actuarial (gain) loss	(1,179)	(28)
Benefit payments	(864)	(837)

Ending benefit obligation	$20,379	$20,795

The following table summarizes the balance sheet components:

Year Ended December 31,	2008	2007
(Thousands of dollars)

Change in plan assets
Fair value of plan assets at beginning of year	$-	$-
Employer contribution	864	837
Benefit payments	(864)	(837)
Fair value of plan assets at end of year	$-	$-

Funded Status	$(20,379)	$(20,795)

Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(1,004)	$(1,333)
Non-current liabilities	(19,375)	(19,462)
Net amount recognized	$(20,379)	$(20,795)

Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Net actuarial loss	$2,911	$4,257
Prior service cost	-	-

Net amount recognized, before tax effect	$2,911	$4,257

Weighted average assumptions used to determine benefit obligations:
Discount rate	6.25%	5.75%
Rate of compensation increase	3.00%	3.50%

Components of net periodic pension cost are:

Year Ended December 31,	2008	2007	2006
(Thousands of dollars)

Components of net periodic pension cost
Service cost	$471	$567	$916
Interest cost	1,156	1,121	1,032
Contractual termination benefits	-	-	572
Amortization of actuarial loss	168	192	334
Net periodic pension cost	$1,795	$1,880	$2,854

Weighted average assumptions used to determine net periodic pension cost
Discount rate	5.75%	5.75%	5.50%
Rate of compensation increase	3.50%	3.50%	3.50%

Benefit payments during the next ten years, which reflect applicable future service, are as follows:

Year Ended December 31,	Amount
(Thousands of dollars)

2009	$1,035
2010	1,105
2011	1,203
2012	1,339
2013	1,426
Years 2014 - 2018	7,622

The following is an estimate of the components of net periodic pension cost in 2009:

Estimated Year Ended December 31,	2009
(Thousands of dollars)

Service cost	$921
Interest cost	1,242
Amortization of actuarial loss	64
Estimated 2009 net periodic pension cost	$2,227

The $0.4 million increase in the 2009 estimated net periodic pension cost over the comparable 2008 amount is due to the addition of nine new participants in the current year.

Other Retirement Plans

We also have a contributory employee retirement savings plan covering substantially all of our employees.  The employer contribution was determined at the discretion of the company and totaled $2.2 million, $2.9 million and $3.1 million for the three years ended December 31, 2008, 2007 and 2006, respectively.

Pursuant to the deferred compensation provision of his 1994 Employment Agreement (Agreement), Mr. Louis L. Borick, Founding Chairman and a Director, is being paid an annual amount of $1.0 million in 26 equal payments per year. The Agreement calls for such payments to be made at this level in 2009, followed by similar payments at one-half of such amount for up to 10 years, or until his death. As of December 31, 2008, the actuarial present value of the remaining payments under the Agreement, totaling $2.5 million, has been accrued for and is included in accrued expenses and executive retirement liabilities.

NOTE 10 – ACCRUED EXPENSES

December 31,	2008	2007
(Thousands of dollars)

Payroll and related benefits	$8,129	$14,390
Insurance	7,767	8,880
Dividends	4,267	4,261
Taxes, other than income taxes	7,234	8,144
Other	7,842	8,318

Accrued expenses	$35,239	$43,993

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES

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

On August 29, 2007, the plaintiffs filed an amended consolidated complaint that was substantially similar to the prior consolidated complaint. In response, the company and the individual defendants filed motions to dismiss on September 21, 2007. In an order dated April 14, 2008, the court again granted our motion to dismiss the amended consolidated complaint, with leave to amend. On May 5, 2008, the plaintiff filed a second amended consolidated shareholder derivative complaint that alleges claims substantially similar to the prior complaints. Once again, the company and the individual defendants filed motions to dismiss on May 30, 2008. The court conducted a hearing on the motions to dismiss on September 15, 2008, but has yet to rule on the motions. Discovery is stayed in the case pending resolution of motions to dismiss. As this litigation remains at a preliminary stage, it would be premature to anticipate the probable outcome of this case and whether such an outcome would be materially adverse to the company.

Air Quality Matters

The South Coast Air Quality Management District (the SCAQMD) issued to us notices of violation, dated December 14, 2007 and December 5, 2008, alleging violations of certain permitting and air quality rules at our Van Nuys, California manufacturing facility.  The December 2008 notice was issued after the company disclosed and corrected certain discrepancies associated with the manner that the facility reported nitrogen oxide (NOx) emissions in 2004 and 2005.  After researching the history of the air quality permits and other facts, we met with the SCAQMD on May 1, 2008 and October 17, 2008, to resolve the issues raised in the notices of violation and address other compliance issues.

The company has remedied the issues associated with the violations except for the issues associated with permit applications for three facility furnaces.  The initial notice of violation alleged that we failed to submit permit applications to modify the burners for three of the plant’s furnaces and failed to update the NOx emission factors for the same three furnaces.  We agreed to conduct source testing to update the NOx emission factors and to submit new permit applications for the furnaces, which we did on June 6, 2008.   In approximately December 2008, the SCAQMD put our permit applications, as well as other companies' permit applications, on temporary hold to address internal agency policy on the processing of permit applications.  In response, we have proposed amendments to its permit applications to allow the agency to suspend the temporary hold.

We have also proposed that in lieu of penalties, the violations be resolved through a Supplemental Environmental Project (SEP) to enhance air quality controls and compliance.  However, it is premature to anticipate what the probable SEP may be or its associated cost.  We anticipate that the resolution of these matters will not have a material adverse effect on our financial position or results of operation.

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

We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional and legal currencies – the Mexican peso and the euro. The value of the Mexican peso decreased by 26 percent in relation to the U.S. dollar in 2008, the majority of which occurred in the fourth quarter.  The euro experienced a 5 percent decrease versus the U.S. dollar in 2008.  For the year ended December 31, 2008 we had foreign currency transaction gains totaling $5.5 million, which is included in other income (expense) in the consolidated statements of operations.  There were no foreign currency transaction gains or losses during 2007.  For the year ended December 31, 2006, we had foreign currency transaction gains totaling $0.4 million which was included in other income (expense) in the consolidated statements of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations has resulted in a cumulative unrealized translation loss at December 31, 2008 of $71.2 million, the majority of which, or $39.9 million was recorded in the fourth quarter of 2008. Since our initial investment in our joint venture in Hungary in 1995, the fluctuations in functional currencies have resulted in a cumulative unrealized translation gain at December 31, 2008 of $5.8 million. Translation gains and losses are included in other comprehensive income (loss) in the consolidated statements of shareholders’ equity.

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign-currency-denominated receivables, payables or purchase obligations. At December 31, 2008 and 2007, we held no foreign currency forward contracts.

When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, environmental emission credits and other raw materials. Typically, any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, such commodity commitments are not subject to the provisions of  SFAS No. 133 unless there is a change in the facts or circumstances in regard to the commitments being used in the normal course of business.

We currently have several purchase agreements for the delivery of natural gas through 2011.  With the recently announced closure of our manufacturing facility in Van Nuys, California expected in June 2009, and our recently completed closure in December 2008 of our manufacturing facility in Pittsburg, Kansas, we will no longer qualify for the “normal purchase” exemption provided for under SFAS No. 133 for the remaining natural gas purchase commitments related to those facilities.  In accordance with SFAS No. 133, these natural gas purchase commitments are classified as being with “no hedging designation” and, accordingly, we are required to record any gains and/or losses associated with these commitments in our current earnings.   The contract and fair values of these purchase commitments at December 31, 2008 were $4.6 million and $3.0 million, respectively, and the resulting loss of $1.6 million is recorded in cost of sales in our 2008 consolidated statement of operations.

The remaining natural gas purchase commitments for our other manufacturing facilities do qualify for the “normal purchase” exemption provided for under SFAS No. 133.  The contract and fair values of these remaining purchase commitments were $23.4 million and $18.1 million, respectively, at December 31, 2008.  As of December 31, 2007, the aggregate contract and fair values of these commitments were approximately $11 million.

The fair values of the natural gas purchase commitments are based on quoted market prices using the market approach and are considered Level 1 inputs within the fair value hierarchy provided for under SFAS No. 157.  Percentage changes in the market prices of natural gas will impact the fair values by a similar percentage.

At December 31, 2008 and 2007, we had outstanding letters of credit of approximately $6.5 million and $7.5 million, respectively.

NOTE 12 – STOCK-BASED COMPENSATION

Our 2008 Equity Incentive Plan authorizes us to issue incentive and non-qualified stock options, as well as stock appreciation rights, restricted stock and performance units to our non-employee directors, officers, employees and consultants totaling up to 3.5 million shares of common stock. No more than 100,000 shares may be used under such plan as “full value” awards, which include restricted stock and performance units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  At December 31, 2008, there were 3.5 million shares available for future grants under this plan. Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options granted under this plan to employees and non-employee directors require no less than a three year ratable vesting period if vesting is based on continuous service.  Vesting periods may be shorter than three years if performance based.

We account for stock-based compensation using the fair value recognition provisions of SFAS No. 123(R), “Share-based Payment” (SFAS No. 123(R)).  We recognize these compensation costs net of the applicable forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. We estimated the forfeiture rate based on our historical experience.  The aggregate intrinsic value of options exercised during the year was approximately $95,000 and the total fair value of shares vested during the year was approximately $2.0 million.

We have elected to adopt the alternative transition method for calculating the initial pool of excess tax benefits and to determine the subsequent impact of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R) on shareholders’ equity and Consolidated Statements of Cash Flow.

		Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value

Balance at December 31, 2007	3,198,111	$26.53
Granted	616,000	20.92
Exercised	(35,000)	17.63
Cancelled	(564,374)	25.17

Balance at December 31, 2008	3,214,737	$25.79	6.56	$-

Options vested or expected to vest	3,122,288	$25.96	6.76	$-

Exercisable at December 31, 2008	1,977,134	$29.50	5.25	$-

Options outstanding at December 31, 2008:

				Weighted	Weighted		Weighted
			Options	Average	Average	Options	Average
Range of			Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices			at 12/31/08	Contractual Life	Price	at 12/31/08	Price
				(in years)
$17.55	-	$21.83	1,208,200	8.18	$18.31	481,098	$18.12
$21.84	-	$26.12	1,032,625	7.36	23.31	522,124	24.72
$26.13	-	$30.41	98,815	1.94	28.25	98,815	28.25
$30.42	-	$34.70	193,250	4.10	33.44	193,250	33.44
$34.71	-	$38.99	307,727	2.82	36.81	307,727	36.81
$39.00	-	$43.22	374,120	4.68	43.09	374,120	43.09

			3,214,737	6.56	$25.79	1,977,134	$29.50

The aggregate intrinsic value represents the total pretax difference between the closing stock price on the last trading day of the reporting period and the option exercise price, multiplied by the number of in-the-money options.  This is the amount that would have been received by the option holders had they exercised and sold their options on that day. This amount varies based on changes in the fair market value of our common stock. The closing price of our common stock on the last trading day of our fiscal year was $9.95.

Stock-based compensation expense related to stock option plans under SFAS No. 123(R) was allocated as follows:

Year Ended December 31,	2008	2007	2006
(Thousands of dollars)

Cost of sales	$353	$487	$622
Selling, general and administrative expenses	2,054	2,586	2,410

Stock-based compensation expense before income taxes	2,407	3,073	3,032
Income tax benefit	(694)	(1,038)	(289)

Total stock-based compensation expense after income taxes	$1,713	$2,035	$2,743

As of December 31, 2008, there was $5.2 million of unrecognized stock-based compensation expense related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.59 years.

We received cash proceeds of $617,000 from stock options exercised in 2008 and $430,000 from stock options exercised in 2007. There were no stock options exercised in 2006.

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,	2008	2007	2006

Expected dividend yield (a)	3.2%	3.3%	3.5%
Expected stock price volatility (b)	30.2%	30.1%	31.2%
Risk-free interest rate (c)	3.5%	4.0%	4.9%
Expected option lives in years (d)	7.10	7.30	7.48
Weighted average grant date fair value of
options granted during the period	$5.30	$5.14	$4.99

(a)	This assumes that cash dividends of $0.16 per share are paid each quarter on our common stock.
(b)	Expected volatility is based on the historical volatility of our stock price, over the expected life of the option.
(c)	The risk-free rate is based upon the rate on a U.S. Treasury note for the period representing the average remaining contractual life of all options in effect at the time of the grant.
(d)	The expected term of the option is based on historical employee exercise behavior, the vesting terms of the respective option and a contractual life of ten years.

NOTE 13 - COMMON STOCK REPURCHASE PROGRAMS

Since 1995, our Board of Directors has authorized several common stock repurchase programs totaling 8.0 million shares, under which we have repurchased approximately 4.8 million shares for approximately $131 million, or $27.16 per share. Under the latest authorization to repurchase up to 4.0 million shares, approved in March 2000, to date we have repurchased a total of 818,000 shares for a total cost of $26.9 million at an average cost per share of $32.82.  All repurchased shares are immediately cancelled and retired. There have been no stock repurchases since 2005.  As of December 31, 2008, approximately 3.2 million additional shares can be repurchased under the current authorization.

NOTE 14 - OTHER COMPREHENSIVE INCOME (LOSS)

Components of other comprehensive income (loss) as reflected in the consolidated statements of shareholders’ equity as follows:

Year Ended December 31,	2008	2007	2006
(Thousands of dollars)

Foreign currency translation adjustments	$(39,567)	$10,113	$4,205

Net actuarial gain (loss) on pension obligation (Note 9)	1,346	220	1,147

Unrealized gain (loss) on marketable securities	-	40	1,102
Reclassification adjustment for realized gains from
marketable securities included in net income	-	(2,720)	-

Net unrealized (loss) gain	-	(2,680)	1,102

Reclassification adjustment for realized gains from forward
foreign currency contracts included in net income	-	-	203

Income tax benefit (provision)	(445)	898	(1,199)
Other comprehensive income (loss)	$(38,666)	$8,551	$5,458

Accumulated balances of other comprehensive income (loss) as reflected in the consolidated balance sheets and statements of shareholders’ equity as follows:

December 31,	2008	2007	2006
(Thousands of dollars)

Foreign currency translation adjustments	$(65,444)	$(25,877)	$(35,990)
Unrealized gain (loss) on marketable securities	-	-	2,680
Net actuarial gain (loss) on pension obligation (Note 9)	(2,911)	(4,257)	(4,477)
Unrealized gain (loss) on forward foreign currency contracts	-	-	-
Income tax (provision) benefit	1,111	1,556	658
Accumulated other comprehensive loss	$(67,244)	$(28,578)	$(37,129)

During the year 2008, the value of the Mexican peso decreased by 26 percent in relation to the U.S. dollar, resulting in a loss of $37.1 million in foreign currency translation adjustments related to our operations in Mexico.  In addition, the euro decreased by 5 percent relative to the U.S. dollar and resulted in a loss for the year of $2.4 million in foreign currency translation adjustments related to our 50 percent-owned joint in Hungary.  At December 31, 2008, cumulative unrealized foreign currency translation losses related to our operations in Mexico was $71.2 million, compared to the cumulative unrealized foreign currency translation gains of $5.8 million related to our joint venture in Hungary.

NOTE 15 – IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER CHARGES

In September 2008, we announced the planned closure of our wheel manufacturing facility located in Pittsburg, Kansas, and workforce reductions in our other North American plants, resulting in the layoff of approximately 665 employees and the elimination of 90 open positions. On January 13, 2009, we also announced the planned closure of our Van Nuys, California wheel manufacturing facility, thereby eliminating an additional 290 jobs. The Kansas facility ceased operations in December 2008 and the California facility is expected to terminate operations in June 2009. These were the latest steps in our program to rationalize our production capacity after announcements by our major customers of assembly plant closures and sweeping production cuts, particularly in the light truck and SUV platforms. Asset impairment charges against pretax earnings totaling $17.8 million were recorded in 2008 to reduce the carrying value of certain long-lived assets in these facilities to their estimated fair values. An additional impairment charge of $0.7 million was recorded in 2008 to reduce the real estate value of a third facility in Johnson City, Tennessee, which ceased operations in March 2007, to its estimated fair value.

In September  2006, we announced the planned closure of and the resulting lay off of approximately 500 employees at our Johnson City, Tennessee facility.  This was the latest step in our program to rationalize our production capacity after the recent announcements by our customers of sweeping production cuts, particularly in the light truck and sport utility platforms, that have reduced our requirements for the near future.  In the third quarter of 2006, events or changes in circumstances suggested the carrying value of certain long-lived assets at our Johnson City, Tennessee wheel manufacturing facility was not recoverable and the undiscounted future cash flows did not support the carrying value of those long-lived assets.  Accordingly, an asset impairment charge against pretax earnings totaling $4.5 million, reducing the carrying value of certain long-lived assets to their respective fair values, was recorded in the third quarter of 2006.  We estimated the fair value of the long-lived assets based in part on an appraisal of the assets.  These assets were classified as held and used.

In June  2006, we announced that we were restructuring our chrome plating business located in Fayetteville, Arkansas, that would result in a lay off of approximately 225 employees. The restructuring of the chrome plating business was the result of a shift in customer preference to less expensive bright finishing processes that reduced the sales outlook for chromed wheel products. The shift away from chromed wheel products and the resulting impact on the company’s chrome plating business had been previously disclosed in the fourth quarter of 2005, when the company estimated that it would not be able to recover the carrying value of certain machinery and equipment in the chrome plating operation. Accordingly, such assets were written down to their estimated fair value by recording an asset impairment charge against pretax earnings of $7.9 million in the fourth quarter of 2005. At the same time, an accrual of $1.3 million was recorded for potential environmental exposure related to machinery and equipment shutdown and removal. Other costs related to this restructuring were insignificant.  The out-sourcing of our current and future customer requirements for chrome plated wheels to a third-party processor was completed by the end of the third quarter of 2006. This restructuring does not affect the company’s bright polish operation, which is located at the same facility.

NOTE 16 – DISCONTINUED OPERATIONS

On September 20, 2006, we entered into an agreement with St. Jean Industries, Inc., a Delaware corporation, as buyer, and the buyer’s parent, St. Jean Industries, SAS, a French simplified joint stock company, to sell substantially all of the assets and working capital of our suspension components business for $17.0 million, including a $2.0 million promissory note that bears interest at LIBOR plus 1 percent, adjusted quarterly.  Included in the discontinued operations line item of our 2006 consolidated statement of operations was a loss from operations of $384,000, including a $263,000 tax benefit, and a gain on the disposal of $641,000, including a $436,000 tax provision.

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)
(Thousands of dollars, except per share amounts)

	First	Second	Third	Fourth
Year 2008	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$222,238	$217,385	$163,354	$151,917	$754,894
Gross profit (loss)	$9,386	$12,054	$(11,191)	$(3,672)	$6,577
Net income (loss)	$3,179	$5,095	$(14,207)	$(20,120)	$(26,053)

Earnings (loss) per share:

Basic	$0.12	$0.19	$(0.53)	$(0.76)	$(0.98)
Diluted	$0.12	$0.19	$(0.53)	$(0.76)	$(0.98)

Dividend declared per share	$0.16	$0.16	$0.16	$0.16	$0.64

	First	Second	Third	Fourth
Year 2007	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$244,875	$255,217	$227,557	$229,243	$956,892
Gross profit	$2,145	$13,578	$5,276	$11,493	$32,492
Net income (loss)	$2,051	$3,232	$(739)	$4,748	$9,292

Earnings (loss) per share:

Basic	$0.08	$0.12	$(0.03)	$0.18	$0.35
Diluted	$0.08	$0.12	$(0.03)	$0.18	$0.35

Dividend declared per share	$0.16	$0.16	$0.16	$0.16	$0.64

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changing conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2008 based upon criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on their assessment, management determined that our internal control over financial reporting was effective as of December 31, 2008 based on the criteria in the Internal Control -- Integrated Framework issued by COSO.  The effectiveness of the company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Remediation Steps to Address the 2007 Material Weaknesses

We made the following changes to our internal controls over financial reporting to remediate the material weakness, as disclosed in our 2007 Annual Report on Form 10-K:

1)
We have hired a Director of Tax with the appropriate level of knowledge, experience and training commensurate with our financial reporting requirements.  We also developed a documented workflow process to ensure that the appropriate procedures relating to the completion of an accurate income tax provision and recording of the required adjustments to the related tax accounts take place on an annual basis.

2)
We have implemented the following procedures: (i) properly and accurately identifying and quantifying the temporary differences between the use of accelerated depreciation for taxes and straight-line depreciation for financial reporting; (ii) accurately computing and booking the deferred tax liabilities for these differences; and (iii) recognizing a deferred tax liability for exempted taxable temporary differences only if those temporary differences will reverse in the foreseeable future.  These procedures are reviewed by our Director of Tax, as well as an independent review of the process and final income tax provision by our Chief Financial Officer.

We have completed the documentation and testing of the corrective processes and, as of December 31, 2008, have concluded that the steps taken have remediated the material weakness disclosed in our 2007 Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, other than the remedial actions described above, which occurred during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Statement Regarding New York Stock Exchange (NYSE) Mandated Disclosures

The company has filed with the SEC as exhibits to its 2008 Annual Report on Form 10-K the certifications of the company's Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act and SEC Rule 13a-14(a) regarding the company's financial statements, disclosure controls and procedures and other matters.  On June 9, 2008, following its 2008 annual meeting of stockholders, the company submitted to the NYSE the annual certificate of the company's Chief Executive Officer required under Section 303A.12(a) of the NYSE Listed Company Manual, that he was not aware of any violation by the company of the NYSE's corporate governance listing standards.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth herein, the information required by this Item is incorporated by reference to our 2009 Annual Proxy Statement.

Executive Officers
The names of corporate executive officers as of fiscal year end who are not also Directors are listed at the end of Item 4 – Submission of Matters to a Vote of Security Holders.  Information regarding executive officers who are Directors is contained in our 2009 Annual Proxy Statement under the caption “Election of Directors.”  Such information is incorporated herein by reference.  All executive officers are appointed annually by the Board of Directors and serve one-year terms.  Also see “Employment Agreements” in our 2009 Annual Proxy Statement, which is incorporated herein by reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

Information relating to Executive Compensation is set forth under the captions “Compensation of Directors” and “Compensation Discussion and Analysis” in our 2009 Annual Proxy Statement, which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is set forth under the caption “Voting Securities and Principal Holders” in our 2009 Annual Proxy Statement.  Also see Note 12- Stock Based Compensation in Notes to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information related to Certain Relationships and Related Transactions is set forth under the captions, “Election of Directors” and “Transactions with Related Persons,” in our 2009 Annual Proxy Statement, and in Note 8 - Leases and Related Parties in Notes to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information related to Principal Accountant Fees and Services is set forth under the caption “Audit Fees,” “Audit Related Fees” and “Tax Fees” in our 2009 Annual Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	Financial Statements: See the “Index to the Consolidated Financial Statements and Financial Statement Schedule” in Item 8 of this Annual Report.

2.	Financial Statement Schedule Page
Schedule II – Valuation and Qualifying Accounts for the Years Ended
 December 31, 2008, 2007 and 2006                                                                                                S-1
3.	Exhibits

3.1	Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994)

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on September 5, 2007.

10.1
Lease dated March 2, 1976 between the Registrant and Louis L. Borick filed on Registrant’s Current Report on Form 8-K dated May 1976 (Incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1983) *

10.2	Supplemental Executive Individual Retirement Plan of the Registrant (Incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.) *

10.3
Employment Agreement dated January 1, 1994 between Louis L. Borick and the Registrant (Incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, as amended) *

10.4	1993 Stock Option Plan of the Registrant (Incorporated by reference to Exhibit 28.1 to Registrant’s Form S-8 filed June 10, 1993, as amended. Registration No. 33-64088) *

10.5
Stock Option Agreement dated March 9, 1993 between Louis L. Borick and the Registrant (Incorporated by Reference to Exhibit 28.2 to Registrant's Form S-8 filed June 10, 1993.  Registration No. 33-64088) *

10.6
Chief Executive Officer Annual Incentive Program dated May 9, 1994 between Louis L. Borick and the Registrant (Incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994) *

10.7
Executive Employment Agreement dated January 1, 2005 between Steven J. Borick and the registrant (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the first quarter of 2005  ended March 27, 2005) *

10.8
Executive Annual Incentive Plan dated January 1, 2005 between Steven J. Borick and the registrant (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 19, 2005 *

10.9
2006 Option Repricing Agreement entered into between the Registrant and each of the following persons separately: Raymond C. Brown, Philip C. Colburn, V. Bond Evans, R. Jeffery Ornstein, Emil J. Fanelli, Stephen H. Gamble and Kola Phillips dated December 28, 2006; Sheldon I. Ausman, Steven J. Borick, Jack H. Parkinson, Robert H. Bouskill, Bob Bracy, Parveen Kakar, Michael J. O’Rourke and Gabriel Soto dated December 29, 2006 (Incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006) *

10.10
2006 Option Correction Amendment entered into between the Registrant and each of the following persons separately:  Louis L. Borick, James H. Ferguson and William B. Kelley dated December 29, 2006 (Incorporated by reference to Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006) *

10.11
Amendment to Stock Option Agreement entered into between the Registrant and each of the following persons separately:  Robert A. Earnest, Razmik Perian and Cameron Toyne dated October 9, 2007 (Incorporated by reference to Exhibit 10.47 to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2007) *

10.12	Salary Continuation Plan of The Registrant, amended and restated as of November 14, 2008 (filed herewith) *

10.13	2008 Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2008)

10.14	2008 Equity Inventive Plan Notice of Stock Option Grant and Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Form S-8 filed November 10, 2008. Registration No. 333-155258)

11
Computation of Earnings Per Share (contained in Note 1 – Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K)

14	Code of Business Conduct and Ethics (posted on the Registrant’s Internet Website pursuant to Regulation S-K, item 406 (c)(2))

21	List of Subsidiaries of the Company (filed herewith)

23	Consent of PricewaterhouseCoopers LLP, our Independent Registered Public Accounting Firm (filed herewith)

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)

32
Certification of Steven J. Borick, Chairman, Chief Executive Officer and President, and Erika H. Turner, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

* Indicates management contract or compensatory plan or arrangement.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT OF FORM 10-K

                                                                                                                                 Schedule II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Thousands of dollars)

		Additions
	Balance at	Charge to	Adoption of	Deductions	Balance at
	Beginning of	Costs and	New Accounting	From	End of
	Year	Expenses	Principles	Reserves	Year
2008

Allowance for doubtful
accounts	$2,427	$1,164	$-	$(463)	$3,128
Inventory reserve	$1,651	$806	$-	$(225)	$2,232
Valuation allowance for
deferred tax assets	$12,083	$7,274	$-	$-	$19,357

2007

Allowance for doubtful
accounts	$2,789	$95	$-	$(457)	$2,427
Inventory reserve	$1,204	$896	$-	$(449)	$1,651
Valuation allowance for
deferred tax assets	$1,418	$665	$10,000	$-	$12,083

2006

Allowance for doubtful
accounts	$2,000	$2,154	$-	$(1,365)	$2,789
Inventory reserve	$512	$714	$-	$(22)	$1,204
Valuation allowance for
deferred tax assets	$705	$713	$-	$-	$1,418

S-1

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT OF FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

By	/s/ Steven J. Borick	March 10, 2009
Steven J. Borick
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Louis L. Borick	Founding Chairman and Director	March 10, 2009
Louis L. Borick

/s/ Steven J. Borick	Chairman, Chief Executive Officer and President	March 10, 2009
Steven J. Borick	(Principal Executive Officer)

/s/ Erika H. Turner	Chief Financial Officer	March 10, 2009
Erika H. Turner	(Principal Financial Officer)

/s/ Emil J. Fanelli	Vice President and Corporate Controller	March 10, 2009
Emil J. Fanelli	(Principal Accounting Officer)

/s/ Sheldon I. Ausman	Lead Director	March 10, 2009
Sheldon I. Ausman

/s/ Philip W. Colburn	Director	March 10, 2009
Philip W. Colburn

/s/ Margaret S. Dano	Director	March 10, 2009
Margaret S. Dano

/s/ V. Bond Evans	Director	March 10, 2009
V. Bond Evans

/s/ Michael J. Joyce	Director	March 10, 2009
Michael J. Joyce

/s/ Francisco S. Uranga	Director	March 10, 2009
Francisco S. Uranga