Form 10-K/A
period 2008-12-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2009-04-03
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, as originally filed with the Securities and Exchange Commission on March 10, 2009 (the “Original Form 10-K”). We are filing this Amendment to amend the index of exhibits contained in Item 15 of the Original Form 10-K.

The Original Form 10-K continues to speak as of the dates provided in the Original Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K other than as expressly indicated in this Amendment.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as a part of this report:

1.	Financial Statements: See the “Index to the Consolidated Financial Statements and Financial Statement Schedule” in Item 8 of this Annual Report.

2.	Financial Statement Schedule	Page
Schedule II – Valuation and Qualifying Accounts for the Years Ended
 December 31, 2008, 2007 and 2006†                                                      S-1
3.	Exhibits

3.1	Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on September 5, 2007).

10.1
Lease dated March 2, 1976 between the Registrant and Louis L. Borick filed on Registrant’s Current Report on Form 8-K dated May 1976 (Incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1983).*

10.2	Supplemental Executive Individual Retirement Plan of the Registrant (Incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987).*

10.3
Employment Agreement dated January 1, 1994 between Louis L. Borick and the Registrant (Incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, as amended).*

10.4	1993 Stock Option Plan of the Registrant (Incorporated by reference to Exhibit 28.1 to Registrant’s Form S-8 filed June 10, 1993, as amended. Registration No. 33-64088).*

10.5
Stock Option Agreement dated March 9, 1993 between Louis L. Borick and the Registrant (Incorporated by Reference to Exhibit 28.2 to Registrant's Form S-8 filed June 10, 1993.  Registration No. 33-64088).*

10.6
Executive Employment Agreement dated January 1, 2005 between Steven J. Borick and the registrant (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the first quarter of 2005  ended March 27, 2005).*

10.7
Executive Annual Incentive Plan dated January 1, 2005 between Steven J. Borick and the registrant (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 19, 2005.*

10.8
2006 Option Repricing Agreement entered into between the Registrant and each of the following persons separately: Raymond C. Brown, Philip C. Colburn, V. Bond Evans, R. Jeffery Ornstein, Emil J. Fanelli, Stephen H. Gamble and Kola Phillips dated December 28, 2006; Sheldon I. Ausman, Steven J. Borick, Jack H. Parkinson, Robert H. Bouskill, Bob Bracy, Parveen Kakar, Michael J. O’Rourke and Gabriel Soto dated December 29, 2006 (Incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.9
2006 Option Correction Amendment entered into between the Registrant and each of the following persons separately:  Louis L. Borick, James H. Ferguson and William B. Kelley dated December 29, 2006 (Incorporated by reference to Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.10
Amendment to Stock Option Agreement entered into between the Registrant and each of the following persons separately:  Robert A. Earnest, Razmik Perian and Cameron Toyne dated October 9, 2007 (Incorporated by reference to Exhibit 10.47 to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2007).*

10.11	2008 Executive Incentive Bonus Program (Incorporated by reference to the description thereof included in Registrant’s Current Report on Form 8-K filed on April 3, 2009).*

10.12	Salary Continuation Plan of The Registrant, amended and restated as of November 14, 2008 (filed herewith).†*

10.13	2008 Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2008).*

10.14	2008 Equity Inventive Plan Notice of Stock Option Grant and Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Form S-8 filed November 10, 2008. Registration No. 333-155258).*

11
Computation of Earnings Per Share (contained in Note 1 – Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K).

14	Code of Business Conduct and Ethics (posted on the Registrant’s Internet Website pursuant to Regulation S-K, item 406 (c)(2)).

21	List of Subsidiaries of the Company (filed herewith).†

23	Consent of PricewaterhouseCoopers LLP, our Independent Registered Public Accounting Firm (filed herewith).†

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).†‡

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).†‡

32
Certification of Steven J. Borick, Chairman, Chief Executive Officer and President, and Erika H. Turner, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).†

†      Indicates filed or furnished (as applicable) with the Original 10-K.
‡      Indicates updated certification filed herewith.
*      Indicates management contract or compensatory plan or arrangement.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

By	/s/ Steven J. Borick	April 3, 2009
Steven J. Borick
Chairman, Chief Executive Officer and President