Form 10-Q
period 2009-03-29
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2009-05-08
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes	☐	No	☐

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

Number of shares of no par value common stock outstanding as of May 4, 2009: 26,668,440.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Condensed Consolidated Statements of Operations
(Thousands of dollars, except per share data)
(Unaudited)
	March 29, 2009	March 30, 2008

NET SALES	$81,548	$222,238
Cost of sales	96,061	212,852

GROSS PROFIT (LOSS)	(14,513)	9,386

Selling, general and administrative expenses	4,775	6,210
Impairment of long-lived assets	8,910	-

INCOME (LOSS) FROM OPERATIONS	(28,198)	3,176

Interest income, net	400	980
Other expense, net	(1,301)	(442)

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY EARNINGS	(29,099)	3,714

Income tax (provision) benefit	(26,460)	(2,620)
Equity in earnings (loss) of joint ventures	(942)	2,085

NET INCOME (LOSS)	$(56,501)	$3,179

EARNINGS (LOSS) PER SHARE - BASIC	$(2.12)	$0.12

EARNINGS (LOSS) PER SHARE - DILUTED	$(2.12)	$0.12

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Balance Sheets
(Thousands of dollars)
(Unaudited)
	March 29, 2009	December 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$162,876	$146,871
Accounts receivable, net	65,785	89,426
Inventories, net	57,526	70,115
Income taxes receivable	1,990	3,901
Deferred income taxes	7,815	5,995
Other current assets	5,545	2,981
Total current assets	301,537	319,289

Property, plant and equipment, net	195,247	216,209
Investments	45,039	48,196
Non-current deferred tax asset, net	15,949	39,152
Other assets	4,752	5,693

Total assets	$562,524	$628,539

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,864	$26,318
Accrued expenses	40,626	35,239
Income taxes payable	-	644
Total current liabilities	61,490	62,201

Non-current tax liabilities (Note 10)	52,392	51,330
Non-current deferred income taxes	21,530	22,535
Executive retirement liabilities	21,004	20,880
Commitments and contingencies (Note 16)	-	-
Shareholders' equity:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued - none	-	-
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 26,668,440 shares
(26,668,440 shares at December 28, 2008)	54,965	54,634
Accumulated other comprehensive loss	(72,293)	(67,244)
Retained earnings	423,436	484,203
Total shareholders' equity	406,108	471,593

Total liabilities and shareholders' equity	$562,524	$628,539

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Cash Flows
(Thousands of dollars)
(Unaudited)
	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008

NET CASH PROVIDED BY OPERATING ACTIVITIES	$22,703	$5,515

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment	(2,442)	(3,095)
Proceeds from sale of fixed assets	10	105

NET CASH USED IN INVESTING ACTIVITIES	(2,432)	(2,990)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid	(4,266)	(4,259)
Proceeds from exercise of stock options	-	169

NET CASH USED IN FINANCING ACTIVITIES	(4,266)	(4,090)

Net increase (decrease) in cash and cash equivalents	16,005	(1,565)

Cash and cash equivalents at the beginning of the period	146,871	106,769

Cash and cash equivalents at the end of the period	$162,876	$105,204

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(Thousands of dollars, except per share data)
(Unaudited)
			Accumulated
	Common Stock		Other
	Number of		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

BALANCE AT
DECEMBER 28, 2008	26,668,440	$54,634	$(67,244)	$484,203	$471,593

Comprehensive loss:

Net loss	-	-	-	(56,501)	(56,501)
Other comprehensive loss, net of tax:
Net foreign currency translation
loss	-	-	(5,046)	-	(5,046)
Net actuarial loss on pension obligation			(3)		(3)

Comprehensive loss (a)					(61,550)

Stock-based compensation expense	-	574	-	-	574

Tax impact of stock options	-	(243)	-	-	(243)

Cash dividend declared ($0.16 per share)	-	-	-	(4,266)	(4,266)

BALANCE AT
MARCH 29, 2009	26,668,440	$54,965	$(72,293)	$423,436	$406,108

(a)	Comprehensive income, net of tax was $9,612,000 for the three months ended March 30, 2008, which included: net income of $3,179,000, foreign currency translation adjustment gain of $6,385,000 and an unrealized gain of $48,000 on our pension obligation.

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Notes to Condensed Consolidated Financial Statements
March 29, 2009
(Unaudited)

Note 1 – Nature of Operations

Headquartered in Van Nuys, California, the principal business of Superior Industries International, Inc. (referred to herein as the “company” or in the first person notation “we”, “us” and “our”) is the design and manufacture of aluminum road wheels for sale to original equipment manufacturers (OEM). We are one of the largest suppliers of cast and forged aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary.  Customers in North America represent the principal market for our products, with approximately 18 percent of our net sales by our North American facilities to international customers but primarily delivered to their assembly operations in the United States.

Ford Motor Company (Ford), General Motors Corporation (GM) and Chrysler LLC (Chrysler) together represented approximately 82 percent of our total wheel sales during the first fiscal quarter of 2009 and for the 2008 fiscal year. The loss of all or a substantial portion of our sales to Ford, GM or Chrysler would have a significant adverse impact on our financial results, unless the lost volume could be replaced. This risk is partially mitigated by our long term relationships with these OEM customers and our supply arrangements which are generally for multi-year periods.  However, since late 2008, both GM and Chrysler have been provided with emergency funding from the U.S. federal government as part of efforts to restructure both automakers.  On April 30, 2009, Chrysler filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code.  We are continuing to monitor developments with these customers and reviewing the impact of Chrysler’s bankruptcy filing and the continued restructuring of GM on our business.  Restructuring by these key customers may result in these customers significantly decreasing their levels of vehicle production and demand for our products.  See discussion of recent GM and Chrysler announcements in Note 3 – Subsequent Events.

In addition to the financial situation of our key customers, we are also faced with adverse trends such as consumer shifts away from SUVs and trucks to more fuel-efficient vehicles and continued global competitive pricing pressures.  These factors may make it more difficult to maintain long-term supply arrangements with our customers and there are no guarantees that similar supply arrangements could be negotiated in the future.  We expect the trends to more fuel-efficient vehicles and global competitive pricing pressures to continue into the foreseeable future.  Including our 50 percent owned joint venture in Europe, we also manufacture aluminum wheels for Audi, BMW, Jaguar, Land Rover, Mercedes Benz, Mitsubishi, Nissan, Seat, Skoda, Subaru, Suzuki, Toyota, Volkswagen and Volvo.

The availability and demand for aluminum wheels are subject to unpredictable factors, such as changes in the general economy, the automobile industry, gasoline prices and consumer credit availability and interest rates. The raw materials used in producing our products are readily available and are obtained through numerous suppliers with whom we have established trade relations.

Note 2 – Presentation of Consolidated Financial Statements

During interim periods, we follow the accounting policies set forth in our 2008 Annual Report on Form 10-K and apply appropriate interim financial reporting standards for a fair statement of our operating results and financial position in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), as indicated below.  Users of financial information produced for interim periods in 2009 are encouraged to read this Quarterly Report on Form 10-Q in conjunction with our consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (SEC) in our 2008 Annual Report on Form 10-K.

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

We use a 4-4-5 convention for our fiscal quarters, which are thirteen week periods generally ending on the last Sunday of each calendar quarter.  We refer to these thirteen week fiscal periods as “quarters” throughout this report.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated statements of operations for the thirteen week periods ended March 29, 2009 and March 30, 2008, (ii) the condensed consolidated balance sheets at March 29, 2009 and December 28, 2008, (iii) the condensed consolidated statements of cash flows for the thirteen week periods ended March 29, 2009 and March 30, 2008, and (iv) the condensed consolidated statement of shareholders’ equity for the thirteen week period ended March 29, 2009. The condensed consolidated balance sheet as of December 28, 2008 was derived from our 2008 audited financial statements, but does not include all disclosures required by U.S. GAAP.

Note 3 – Subsequent Events

On April 23, 2009, GM announced extended plant shutdown schedules that will take place primarily in the second quarter of 2009. Certain GM plants will temporarily cease production for as much as nine weeks in this period that normally includes GM’s summer shutdown schedule, which typically occurs in early July. The shutdowns will mostly impact plants producing full size pick-up trucks and SUVs, with less downtime at facilities supporting passenger cars and crossover type SUVs.  GM’s announcement indicated that this plan would eliminate approximately 190,000 vehicles from their North American production schedule in the second quarter and early third quarter of 2009.  In addition, there is continuing uncertainty surrounding restructuring options for GM, which may include a bankruptcy filing and additional financing from the U.S. federal government that may impose conditions on its business that adversely impacts demand for our products.  Our sales to GM for the thirteen weeks ended March 29, 2009 were $29.9 million, or approximately 37 percent of our consolidated sales for the period.  Accounts receivable from GM as of March 29, 2009 totaled $24.3 million.

On April 30, 2009, Chrysler, another of our key customers, announced that it had reached an agreement in principle to establish an alliance with Fiat SpA. Chrysler also announced that despite substantial progress in obtaining concessions from many of its lenders, it was unable to avoid the need for a bankruptcy filing. As a result, Chrysler LLC and 24 of its wholly-owned U.S. subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in U.S. Bankruptcy court for the Southern District of New York.  During the restructuring process, which Chrysler indicated may take 30 to 60 days, the U.S. government will provide debtor-in-possession financing to allow continuation of business operation, including honoring warranty claims and paying suppliers. As part of the restructuring, however, most manufacturing operations will be temporarily idled effective May 4, 2009, and production schedules will resume when the restructuring is completed.  Our sales to Chrysler for the thirteen weeks ended March 29, 2009 were $12.6 million, or approximately 15 percent of our consolidated sales for the period.  As of the bankruptcy filing date, our total receivable from Chrysler entities in the U.S., Canada and Mexico was $9.8 million. We have applied for the U.S. Department of the Treasury's Auto Supplier Support Program for Chrysler Suppliers, but have not as yet been approved. Additionally, we have not been informed if we have been designated as an “essential supplier” to Chrysler in connection with a Bankruptcy Court motion by Chrysler to make payments to certain suppliers during its reorganization. Accordingly, the collectability of this receivable is still under evaluation and the potential exposure is not currently estimable.

Since we are a supplier to many of the GM and Chrysler plants that will be affected by these extended plant shutdowns, we anticipate the impact of these shutdowns to be negative, but are unable to quantify the impact on our operating results for the second and third quarters of 2009 until we receive additional details concerning the specific plants and wheel programs affected by these actions. We are continuing to monitor developments with these customers and reviewing the impact of Chrysler’s bankruptcy filing and continued restructuring of GM on our business.

Note 4 – Impairment of Long-lived Assets and Other Charges

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144) we test the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets or asset groups may not be recoverable.  Due to the anticipated reduction in vehicle production for the full year 2009 seen during the first quarter, the recent announcements of prolonged plant shutdowns by GM and the initiation of bankruptcy proceedings by Chrysler resulting in the idling of many of their plants during those proceedings, we tested the recoverability of our long-lived assets at all of our facilities.  We concluded that the estimated future undiscounted cash flows of our Fayetteville, Arkansas facility would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility.  As a result we recorded a pretax asset impairment charge against earnings totaling $8.9 million, reducing the carrying value of certain assets at this facility to their respective estimated fair values.  The estimated fair values of the long-lived assets at our Fayetteville, Arkansas, manufacturing facility were based, in part, on the results of recent appraisals conducted for Pittsburg, Kansas, and Van Nuys, California, manufacturing facilities.  The fair value amounts of these appraisals were applied to the long-lived assets at our Fayetteville, Arkansas, manufacturing facility and the resulting impairment charge was recorded.  These assets are classified as held and used within the scope of SFAS No. 144.  We have classified the inputs to the nonrecurring fair value measurement of these assets as being Level 2 within the fair value hierarchy of SFAS No. 157, “Fair Value Measurements” (as amended), (SFAS No. 157)  utilizing the market approach.

In January 2009, we announced the planned closure of our wheel manufacturing facility located in Van Nuys, California, in an effort to further reduce costs and more closely align our capacity with sharply lower demand for aluminum wheels by the automobile and light truck manufacturers. The closure, which is expected to be completed by the end of the second quarter of 2009, will result in the layoff of approximately 290 employees.  A pretax asset impairment charge against earnings totaling $10.3 million, reducing the carrying value of certain assets at the Van Nuys manufacturing facility to their respective fair values, was recorded in the fourth quarter of 2008, when we concluded that the estimated future undiscounted cash flows of that operation would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility. Severance and other shutdown costs related to this plant closure are estimated to approximate $2.1 million, of which $1.4 million was recorded in the current quarter.

During the first quarter of 2009, we recorded an accrual for one-time termination benefits totaling $2.3 million which primarily consists of severance costs related to the closure of our Van Nuys manufacturing facility.  Of this amount, $2.1 million was recorded in cost of goods sold and the remaining $0.2 million was recorded to selling, general and administrative expenses in our condensed consolidated statement of operations.  These estimates are derived from our severance policy which is based on years of service and is being accrued for ratably over the requisite service period.  As of March 29, 2009, our liability for one-time termination benefits totaled $1.0 million and is included in accrued expenses in our condensed consolidated balance sheet. Payments for one-time termination benefits totaled $1.4 million in the first quarter of 2009.

Note 5 – Stock-Based Compensation

Our 2008 Equity Incentive Plan authorizes us to issue incentive and non-qualified stock options, as well as stock appreciation rights, restricted stock and performance units to our non-employee directors, officers, employees and consultants totaling up to 3.5 million shares of common stock. No more than 100,000 shares may be used under such plan as “full value” awards, which include restricted stock and performance units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  At March 29, 2009, there were 3.4 million shares available for future grants under this plan. Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options granted under this plan to employees and non-employee directors require no less than a three year ratable vesting period.

During the first quarter of 2009, we granted options for a total of 135,000 shares, while in the first quarter of 2008, we granted options for a total of 140,000 shares.  The weighted average fair value at the grant date for options issued during the first quarters of 2009 and 2008 was $2.91 per option and $4.48 per option, respectively. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for 2009 and 2008, respectively: (a) dividend yield on our common stock of 3.27 percent and 3.25 percent; (b) expected stock price volatility of 37.0 percent and 30.7 percent; (c) a risk-free interest rate of 2.50 percent and 3.15 percent; and (d) an expected option term of 6.9 years and 7.3 years.  For the thirteen weeks ended March 29, 2009, no options were exercised compared to options for 9,625 shares  exercised during the same fiscal quarter in 2008.

Stock-based compensation expense related to our stock option plans under  SFAS No. 123R (revised 2004), “Share-Based Payment” , was allocated as follows:

	Thirteen Weeks Ended
(Thousands of dollars)	March 29, 2009	March 30, 2008

Cost of sales	$88	$107
Selling, general and administrative	486	524

Stock-based compensation expense before income taxes	574	631
Income tax benefit	-	(197)

Stock-based compensation expense after income taxes	$574	$434

As discussed in Note 10 – Income Taxes, we established a valuation allowance on our deferred tax asset in the first quarter of 2009.  Consequently, no income tax benefit was recognized on our stock based compensation expense in the first quarter of 2009.

As of March 29, 2009, a total of $4.6 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.51 years.  There were no significant capitalized stock-based compensation costs at March 29, 2009 and December 28, 2008.  There were no stock options exercised during the first quarter of 2009.  Proceeds from stock options exercised during the first quarter of 2008 totaled $169,000.

Note 6 - New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). This Statement replaces SFAS No. 141, “Business Combinations” (SFAS No. 141), and defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. This Statement applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the applicable provisions of SFAS No. 141(R) as of January 1, 2009, did not have a material impact on our consolidated results of operations or statement of financial position or disclosures.

In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The FASB also decided to amend SFAS No. 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.  We adopted SFAS No. 157 effective January 1, 2009 for nonrecurring fair value measurements of nonfinancial assets and liabilities and have included the required discussion in Note 4 – Impairment of Long-lived Assets and Other Charges.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161), an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).  This Statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of the applicable provisions of SFAS No. 161 as of January 1, 2009, did not have a material impact on our consolidated results of operations or statement of financial position.

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-06 “Equity Method Investment Accounting Considerations” (EITF 08-06), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-06 is effective for fiscal years beginning after December 15, 2008.  The adoption of the applicable provisions of EITF 08-06 as of January 1, 2009, did not have a material impact on our consolidated results of operations or statement of financial position or disclosures.

Note 7 – Business Segments

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

Net sales and net property, plant and equipment by geographic area are summarized below:

	Thirteen Weeks Ended
(Thousands of dollars)	March 29, 2009	March 30, 2008

Net sales:
U.S.	$26,616	$127,906
Mexico	54,932	94,332
Consolidated net sales	$81,548	$222,238

(Thousands of dollars)	March 29, 2009	December 28, 2008

Property, plant and equipment, net:
U.S.	$66,629	$80,016
Mexico	128,618	136,193
Consolidated property, plant and equipment, net	$195,247	$216,209

Note 8 - Revenue Recognition

Sales of products and any related costs are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Tooling reimbursement revenues, representing internal development expenses and initial tooling that are reimbursable by our customers, are recognized as such related costs and expenses are incurred and recoverability is probable, generally upon receipt of a customer purchase order.  Tooling reimbursement revenues included in net sales in the condensed consolidated statements of operations totaled $2.2 million and $3.5 million for the first quarters of 2009 and 2008, respectively.

Note 9 – Earnings Per Share

In accordance with the provisions of SFAS No. 128, “Earnings Per Share,” basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share includes the dilutive effect of outstanding stock options, calculated using the treasury stock method.

Of the 3.4 million stock options outstanding at March 29, 2009, 3.2 million shares had an exercise price greater than the weighted average market price of the stock for the thirteen weeks ended March 29, 2009 and were excluded in the calculations of diluted earnings (loss) per share for the period.  In addition, options to purchase 0.1 million shares for the thirteen week period ended March 29, 2009, were excluded from diluted loss per share calculation, because they were anti-dilutive due to the net loss for the period.

Of the 3.3 million stock options outstanding at March 30, 2008, 2.4 million shares had an exercise price greater than the weighted average market price of the stock for the period and were excluded in the calculation of diluted earnings per share for that period.

Summarized below are the calculations of basic and diluted earnings (loss) per share for the respective periods:

(In Thousands, except per share amounts)	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008
Basic Earnings (Loss) Per Share:
Reported net income (loss)	$(56,501)	$3,179

Weighted average shares outstanding	26,668	26,639

Basic earnings (loss) per share	$(2.12)	$0.12

Diluted Earnings (Loss) per Share:
Reported net income (loss)	$(56,501)	$3,179

Weighted average shares outstanding	26,668	26,639
Weighted average dilutive stock options	-	3

Weighted average shares outstanding plus dilutive stock options	26,668	26,642

Diluted earnings (loss) per share	$(2.12)	$0.12

Note 10 – Income Taxes

Income taxes are accounted for pursuant to SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), which requires use of the liability method and the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period of enactment. Provision is made for U.S. income taxes on undistributed earnings of international subsidiaries and 50 percent owned joint ventures, unless such future earnings are considered permanently reinvested. Tax credits are accounted for as a reduction of the provision for income taxes in the period in which the credits arise.

When preparing our Annual Report on Form 10-K for the year ended December 31, 2008, we assessed whether a valuation allowance was required for our U.S. Federal deferred tax assets.  In doing so, we considered all positive and negative evidence available at the time of filing, and concluded that the positive evidence outweighed the negative evidence and that no valuation allowance was necessary. However, we also indicated that if our future results and projections were less than projected at that time, a substantial valuation allowance may be required in the near term.

In the first quarter of 2009, considering all positive and negative evidence available, we have determined that a valuation allowance is required to reduce our U.S. Federal deferred tax asset.  Despite the continued progress with our international tax structuring, we no longer believe there is sufficient objectively verifiable evidence to demonstrate that our federal net deferred tax assets will be realized.  In addition to the evidence considered in our analysis at the prior year-end, we considered, among other factors, the recent announcements of filing for bankruptcy by Chrysler and prolonged plant closures by GM and Chrysler, as discussed further in Note 3 - Subsequent Events. As a result of these announcements and the continued deterioration in the overall economic environment, we anticipate our 2009 and 2010 sales volumes and our U.S. tax loss for the current year will be worse than was previously projected.  In addition, the current volatility of the automotive industry creates significant uncertainty and subjectivity to projections of profitability in future periods.  Under these circumstances, SFAS No. 109 imposes a strong presumption that a valuation allowance is required in the absence of objectively verifiable information.  Consequently, in considering the weight of all positive and negative evidence available as of the date of our 10-Q filing, we have recorded a valuation allowance of $25.3 million, which is reflected as a charge against income tax expense in the period.

The income tax (provision) benefit on income before income taxes and equity earnings for the three months ended March 29, 2009 was a provision of $(26.5) million, including the $(25.3) million impact of the valuation allowance described above, compared to  a provision of $(2.6) million for the same period in 2008.

Within the next twelve month period ending March 28, 2010, we anticipate that unrecognized tax benefits in the amount of $11.1 million will be recognized due to the expiration of statutes of limitations and terminations of examinations.

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

Superior Industries International, Inc. and subsidiaries are under audit for 2004 through 2007 tax years by the Internal Revenue Service (IRS).  The examination phase was concluded in 2008 and we are awaiting a final ruling by the IRS.  In addition, the 2003 income tax return of Superior Industries de Mexico S.A. de C.V is under review by Mexico’s Tax Administration Service (Servicio de Administracion Tributaria).

Note 11 – Equity in Earnings of Joint Venture

Included below are summary statements of operations for Suoftec, our 50 percent owned joint venture in Hungary, which manufactures cast and forged aluminum wheels principally for the European automobile industry.  Being 50 percent owned and non-controlled, Suoftec is not consolidated, but accounted for using the equity method.

	Thirteen Weeks Ended
(Thousands of dollars)	March 29, 2009	March 30, 2008

Net sales	$18,703	$44,120
Cost of sales	20,488	37,869

Gross profit (loss)	(1,785)	6,251
Selling, general and administrative expenses	516	688

Income (loss) from operations	(2,301)	5,563
Other expense, net	(128)	(16)

Income (loss) before income taxes	(2,429)	5,547
Income tax (provision) benefit	481	(1,059)

Net income (loss)	$(1,948)	$4,488

Superior's share of Suoftec net income (loss)	$(974)	$2,244
Intercompany profit elimination	32	(159)
Superior's equity in earnings (loss) of Suoftec	$(942)	$2,085

Note 12 – Accounts Receivable

(Thousands of dollars)	March 29, 2009	December 28, 2008

Trade receivables	$58,185	$82,647
Tooling reimbursement receivables	4,769	4,628
Other receivables	5,094	5,279

	68,048	92,554

Allowance for doubtful accounts	(2,263)	(3,128)

Accounts receivable, net	$65,785	$89,426

We are closely monitoring the current circumstances surrounding Chrysler and GM, two of the Company’s largest customers.  Since late 2008, both Chrysler and GM have been receiving emergency funding from the U.S. federal government as part of restructuring efforts and, on April 30, 2009, Chrysler filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code.  The company’s accounts receivable for GM and Chrysler were approximately $24.3 million and $10.4 million, respectively, as of March 29, 2009.  See Note 3 - Subsequent Events for further discussion of the Chrysler and GM recent developments.

Note 13 – Inventories

(Thousands of dollars)	March 29, 2009	December 28, 2008

Raw materials	$8,368	$12,755
Work in process	15,668	22,266
Finished goods	33,490	35,094

Inventories, net	$57,526	$70,115

Note 14 – Property, Plant and Equipment

(Thousands of dollars)	March 29, 2009	December 28, 2008

Land and buildings	$85,342	$86,600
Machinery and equipment	447,753	464,674
Leasehold improvements and others	8,721	9,359
Construction in progress	7,522	18,728

	549,338	579,361
Accumulated depreciation	(354,091)	(363,152)

Property, plant and equipment, net	$195,247	$216,209

Depreciation expense was $7.9 million for the thirteen weeks ended March 29, 2009 compared to $11.3 million for the same period ended March 30, 2008.  The impairment charge of $8.9 million was recorded in the appropriate fixed assets cost categories in the table above as discussed in Note 4 – Impairment of Long-lived Assets and Other Charges.  The net book value of all assets available for sale was $9.9 million as of March 29, 2009.

Note 15 – Retirement Plans

We previously had individual Salary Continuation Agreements with all of our directors, officers, and other key members of management who are participants in our unfunded supplemental executive retirement program. Due to recent changes in the tax laws, payments made under this program could be subject to substantial new taxes for the participants, which may be avoided if these agreements are amended or are replaced by a plan that complies with such law changes. In the first quarter of 2008, we offered affected participants the opportunity to terminate their individual Salary Continuation Agreements and become a participant in a new unfunded Salary Continuation Plan (Plan), which now covers all subsequent participants.  The terms of both the Salary Continuation Agreements and the Plan provide that after having reached specified vesting dates and after reaching the age of 65 (or in the event of death while in the employ of the company prior to separation from service), the company will pay to the individual, upon ceasing to be employed by the company for any reason, a benefit equal to 30 percent of the individual's final average compensation over the preceding 36 months.  Final average compensation only includes base salary for employees.  The benefit is paid weekly and continues for the later of 10 years or until death, provided death occurs more than 10 years following the employee’s retirement date.

For the thirteen weeks ended March 29, 2009, payments to retirees or their beneficiaries approximating $221,000 have been made.  We presently anticipate benefit payments in 2009 to total approximately $877,000.

	Thirteen Weeks Ended
(Thousands of dollars)	March 29, 2009	March 30, 2008

Service cost	$224	$118
Interest cost	302	289
Net amortization	15	42
Net periodic pension cost	$541	$449

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

On August 29, 2007, the plaintiffs filed an amended consolidated complaint that was substantially similar to the prior consolidated complaint. In response, the company and the individual defendants filed motions to dismiss on September 21, 2007. In an order dated April 14, 2008, the court again granted our motion to dismiss the amended consolidated complaint, with leave to amend. On May 5, 2008, the plaintiff filed a second amended consolidated shareholder derivative complaint that alleges claims substantially similar to the prior complaints. Once again, the company and the individual defendants filed motions to dismiss on May 30, 2008. The court conducted a hearing on the motions to dismiss on September 15, 2008, but has yet to rule on the motions.  On March 6, 2009, the court ordered that it would hold its rulings in abeyance for 60 days to permit the parties an opportunity to conclude settlement negotiations.  On May 5, 2009, the parties requested an additional 60 days to conclude settlement negotiations.  Discovery is stayed in the case pending resolution of motions to dismiss. As this litigation remains at a preliminary stage, it would be premature to anticipate the probable outcome of this case and whether such an outcome would be materially adverse to the company.

Air Quality Matters

The South Coast Air Quality Management District (the SCAQMD) issued to us notices of violation on December 14, 2007 and in late 2008 and early 2009, alleging violations of certain permitting and air quality rules at our Van Nuys, California manufacturing facility.  The late 2008 and early 2009 notices were issued as a matter of administrative procedure well after the company self-disclosed and corrected certain discrepancies associated with the manner that the facility reported nitrogen oxide (NOx) emissions in 2004 through 2007.  After researching the history of the air quality permits and other facts, we met with the SCAQMD on May 1, 2008 and October 17, 2008, to resolve the issues raised in the notices of violation and address other compliance issues.    On April 22, 2009, we obtained an administrative variance order that resolved one of the compliance issues associated with two paint powder booths at the facility.

The company has remedied the remaining issues associated with the violations except for updating the permits for three facility furnaces.  The initial notice of violation alleged that we failed to submit permit applications to modify the burners for the three furnaces and failed to update the NOx emission factors for the same three furnaces.  We agreed to conduct source testing to update the NOx emission factors and to submit new permit applications for the furnaces, which we did on June 6, 2008.  The agency has not yet processed the applications because the applications, as well as other companies' permit applications, were placed on temporary hold to address internal agency policy on the processing of permit applications.  To expedite permitting, we proposed amendments to the permit applications that the agency currently is reviewing and expects to process soon. We have also proposed that in lieu of penalties, the violations be resolved through a Supplemental Environmental Project (SEP) to enhance air quality controls and compliance.  However, it is premature to anticipate what the probable SEP may be or its associated cost.  We anticipate that the resolution of these matters will not have a material adverse effect on our financial position or results of operation.

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

For additional information concerning contingencies, risks and uncertainties we face, see Note 17 – Risk Management.

Note 17 – Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products.

We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional and legal currencies – the Mexican peso and the euro. The value of the Mexican peso decreased by 4 percent in relation to the U.S. dollar in the first quarter of 2009.  The euro experienced a 5 percent decrease versus the U.S. dollar in the first quarter of 2009.  There were no significant foreign currency transaction gains or losses in the first quarter of 2009.  For the first quarter of 2008, we had foreign currency transaction losses totaling $0.4 million which was included in other income (expense) in the consolidated statement of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations has resulted in a cumulative unrealized translation loss at March 29, 2009 of $74.1 million. Since our initial investment in our joint venture in Hungary in 1995, the fluctuations in functional currencies have resulted in a cumulative unrealized translation gain at March 29, 2009 of $3.6 million. Translation gains and losses are included in other comprehensive income (loss) in the consolidated statements of shareholders’ equity.

When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, and other raw materials in order to mitigate commodity price risk. Typically, any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, such normal purchase/normal sale (NPNS) commitments are not subject to the provisions of SFAS No. 133 unless there is a change in the facts or circumstances in regard to the probability of taking full delivery of the contracted quantities.

We currently have several purchase agreements for the delivery of natural gas through 2012.  With the recently announced closure of our manufacturing facility in Van Nuys, California expected to terminate operations in June 2009, and our recently completed closure in December 2008 of our manufacturing facility in Pittsburg, Kansas, we will no longer qualify for the NPNS exemption provided for under SFAS No. 133 for the remaining natural gas purchase commitments related to those facilities.  In addition, we have concluded that the natural gas purchase commitments for our manufacturing facilities in Arkansas also no longer qualify for the NPNS exemption provided for under SFAS No. 133, since we can no longer assert that it is probable we will take full delivery of the contracted quantities in light of the continued decline of our industry as discussed in Note 3 – Subsequent Events.  In accordance with SFAS No. 133, these natural gas purchase commitments are classified as being with “no hedging designation” and, accordingly, we are required to record any gains and/or losses associated with these commitments in our current earnings.   The contract and fair values of these purchase commitments at March 29, 2009 were $11.9 million and $6.4 million, respectively, which represents a gross liability of $5.5 million at March 29, 2009 that was recorded to accrued expenses in our condensed consolidated balance sheet.  $3.9 million of the $5.5 million liability was recorded in the first quarter of 2009 and included in cost of sales in our condensed consolidated statement of operations for the thirteen weeks ended March 29, 2009.  As of December 28, 2008, the aggregate contract and fair values of these commitments were approximately $13.6 million and $9.5 million, respectively.

Based on the recently completed analysis of our estimated future production levels, the remaining natural gas purchase commitments for our manufacturing facilities in Mexico continue to qualify for the NPNS exemption provided for under SFAS No. 133 since we can assert that it is probable we will take full delivery of the contracted quantities.  The contract and fair values of these remaining purchase commitments were $15.6 million and $9.6 million, respectively, at March 29, 2009.  As of December 28, 2008, the aggregate contract and fair values of these commitments were approximately $14.4 million and $11.6 million, respectively.

The recurring fair value measurement of the natural gas purchase commitments are based on quoted market prices using the market approach and the fair value is determined based on Level 1 inputs within the fair value hierarchy provided for under SFAS No. 157.  Percentage changes in the market prices of natural gas will impact the fair values by a similar percentage.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We may from time to time make written or oral statements that are “forward-looking”, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements contained in this report and other filings with the SEC and reports and other public statements to our shareholders. These statements may, for example, express expectations or projections about future actions or results that we may anticipate but, due to developments beyond our control, do not materialize. Actual results could differ materially because of issues and uncertainties such as those listed herein, which, among others, should be considered in evaluating our financial outlook. The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in the automotive industry, increased global competitive pressures, our dependence on major customers and third party suppliers and manufacturers, our exposure to foreign currency fluctuations, increasing fuel prices and other factors or conditions described in Item 1A – Risk Factors in Part II of this Quarterly Report on Form 10-Q and in Item 1A – Risk Factors in Part I of our 2008 Annual Report on Form 10-K.  We assume no obligation to update publicly any forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto.

Executive Overview

We continue to face extremely difficult market conditions in the U.S. auto industry due to the further deterioration of market demand for cars and light trucks in North America during the first quarter of 2009.  On April 23, 2009, GM announced extended plant shutdown schedules that will take place primarily in the second quarter of 2009. Certain GM plants will temporarily cease production for as long as nine weeks in this period that normally includes GM’s summer shutdown schedule, which typically occurs in early July. The shutdowns will mostly impact plants producing full size pick-up trucks and SUVs, with less downtime at facilities supporting passenger cars and crossover type SUVs.  GM’s announcement indicated that this plan would eliminate approximately 190,000 vehicles from their North American production schedule in the second quarter and early third quarter of 2009.  In addition, there is continuing uncertainty surrounding restructuring options for GM, which may include a bankruptcy filing and additional financing from the U.S. federal government that may impose conditions on its business that adversely impacts demand for our products.

On April 30, 2009, Chrysler, another of our key customers, announced that it had reached an agreement in principle to establish an alliance with Fiat SpA. Chrysler also announced that despite substantial progress in obtaining concessions from many of its lenders, it was unable to avoid the need for a bankruptcy filing. As a result, Chrysler LLC and 24 of its wholly-owned U.S. subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in U.S. Bankruptcy Court for the Southern District of New York.

While we have long term relationships with our customers and our supply arrangements are generally for multi-year periods, the unprecedented recent announcements of North American automotive plant closures and other restructuring activities by our customers have and will continue to have a negative impact on our business.  We are unable to quantify the impact on our operating results for the second and third quarters of 2009 until we receive additional details concerning the specific plants and wheel programs affected by these actions.  As of the bankruptcy filing date, our total receivable from Chrysler entities in the U.S., Canada and Mexico was $9.8 million. We have applied for the U.S. Department of the Treasury's Auto Supplier Support Program for Chrysler Suppliers, but have not as yet been approved. Additionally, we have not been informed if we have been designated as an “essential supplier” to Chrysler in connection with a Bankruptcy Court motion by Chrysler to make payments to certain suppliers during its reorganization. Accordingly, the collectability of this receivable is still under evaluation and the potential exposure is not currently estimable.

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

Due to the deteriorating financial condition of our major customers and others in the automotive industry, we performed impairment analyses on all of our long-lived assets, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144. Our estimated undiscounted cash flow projections exceeded the asset carrying values in all of our wheel manufacturing plants except for our Fayetteville, Arkansas location, as described below. Additionally, because our 50 percent-owned joint venture in Hungary is also affected by these same economic conditions, we performed an analysis of our investment in the joint venture, in accordance with APB No. 18. This analysis also indicated that our investment was not impaired as of March 29, 2009.

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

Overall North American production of passenger cars and light trucks in the first quarter was reported by industry publications as being down approximately 52 percent versus the same period a year ago, with production of passenger cars decreasing 53 percent while production of light trucks and SUVs decreased 51 percent. The U.S. automotive industry continued to be impacted negatively by the lack of available consumer credit, due to the deteriorating U.S. financial markets and overall recessionary economic conditions in the U.S.

Consolidated revenues in the first quarter of 2009 decreased $140.7 million, or 63 percent, to $81.5 million from $222.2 million in the same period a year ago. Wheel sales decreased $139.4 million, or 64 percent, to $79.3 million from $218.7 million in the first quarter a year ago, as our wheel shipments decreased 55 percent to approximately 1.4 million. This was the lowest level of shipments for any quarter since the third quarter of 1992. This shipment decrease and the resulting decline in wheel production profoundly impacted our ability to absorb fixed costs during the quarter, resulting in a gross margin loss of $(14.5) million. The loss from operations for the period was $(28.2) million, compared to an income from operations in 2008 of $3.2 million. The income tax provision of $26.5 million in the current quarter included a valuation allowance of $25.3 million against our deferred tax assets.  The net loss after income taxes and equity earnings for the period was $(56.5) million, or $(2.12) per diluted share, compared to a net income in 2008 of $3.2 million, or $0.12 per diluted share.

Results of Operations

Selected data	Thirteen Weeks Ended
(Thousands of dollars, except per share amounts)	March 29, 2009	March 30, 2008

Net sales	$81,548	$222,238
Gross profit (loss)	$(14,513)	$9,386
Percentage of net sales	-17.8%	4.2%
Income (loss) from operations	$(28,198)	$3,176
Percentage of net sales	-34.6%	1.4%
Net income (loss)	$(56,501)	$3,179
Percentage of net sales	-69.3%	1.4%
Diluted earnings (loss) per share	$(2.12)	$0.12

Impairment of Long-Lived Assets and Other Charges

In accordance with SFAS No. 144, we test the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets or assets groups may not be recoverable.  Due to the anticipated reduction in vehicle production for the full year 2009 seen during the first quarter, the recent announcements of prolonged plant shutdowns by GM and the initiation of bankruptcy proceedings by Chrysler resulting in the idling of many of their plants during those proceedings, we tested the recoverability of our long-lived assets at all of our facilities.  We concluded that the estimated future undiscounted cash flows of our Fayetteville, Arkansas facility would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility.  As a result we recorded a pretax asset impairment charge against earnings totaling $8.9 million, reducing the carrying value of certain assets at this facility to their respective estimated fair values.

In January 2009, we announced the planned closure of our wheel manufacturing facility located in Van Nuys, California, in an effort to further reduce costs and more closely align our capacity with sharply lower demand for aluminum wheels by the automobile and light truck manufacturers. The closure, which is expected to be completed by the end of the second quarter of 2009, will result in the layoff of approximately 290 employees. A pretax asset impairment charge against earnings totaling $10.3 million, reducing the carrying value of certain assets at the Van Nuys manufacturing facility to their respective fair values, was recorded in the fourth quarter of 2008, when we concluded that the estimated future undiscounted cash flows of that operation would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility. Severance and other shutdown costs related to this plant closure are estimated to approximate $2.1 million, of which $1.4 million was recorded in the current quarter.

Sales

Consolidated revenues in the first quarter of 2009 decreased $140.7 million, or 63.3 percent, to $81.5 million from $222.2 million in the same period a year ago.  Wheel sales decreased $139.4 million, or 63.7 percent, to $79.3 million from $218.7 million in the first quarter a year ago, as our wheel shipments decreased by 54.9 percent. Tooling reimbursement revenues totaled $2.2 million in the first quarter of 2009 and $3.5 million in the first quarter of 2008.  The average selling price of our wheels decreased approximately 19 percent in the current quarter due to a 12 percent decrease in the pass-through price of aluminum and a 7 percent decrease in the average selling price due to a shift in sales mix.

As reported by industry publications, North American production of passenger cars and light trucks in the first quarter was down approximately 52 percent compared to the same quarter in the previous year.  While our wheel shipments fell 55 percent for the same period.  The decline of North American production included a decrease of 53 percent for passenger cars while light trucks fell by 51 percent. During the same period, our shipments of passenger car wheels decreased by 61 percent while light truck wheel shipments decreased by 51 percent.

Our shipments to GM decreased 51 percent to 38 percent of total unit shipments compared to 35 percent in the first quarter of 2008.  Light truck wheel shipments to GM decreased 50 percent while shipments of passenger car wheels decreased 54 percent. The major unit shipment decreases were for the GMT800/900 platform, GMC Acadia and Chevy Malibu, while the largest increase was for Pontiac G6. Shipments to Ford decreased 52 percent and were 30 percent of total unit shipments compared to 28 percent a year ago, as light truck wheel shipments decreased 44 percent and shipments of passenger car wheel shipments decreased 65 percent. The major unit shipment decreases were for the Explorer, F Series trucks, and the Mustang, while there were no unit shipment increases. Shipments to Chrysler decreased 47 percent versus the prior year, but increased to 17 percent of total unit shipments during the quarter compared to 14 percent a year ago. Light truck shipments to Chrysler decreased 41 percent, while shipments of passenger car wheels decreased 55 percent. The major decreases in unit shipments were for Sebring and the Dodge Journey, while there were no unit shipment increases. Shipments to international customers decreased 70 percent compared to a year ago, decreasing to 15 percent of total unit shipments from 22 percent a year ago. The principal unit shipment decreases to international customers in the current period compared to a year ago were for Nissan’s Frontier and Xterra and the Mazda 6, while the only significant unit shipment increase was for the Toyota Highlander.

Gross Profit (Loss)

Consolidated gross profit (loss) decreased $23.9 million for the first quarter of 2009 to a loss of $(14.5) million, or (17.8) percent of net sales, compared to a profit of $9.4 million, or 4.2 percent of net sales, for the same period a year ago. As indicated above, unit shipments in the first quarter of 2009 decreased 55 percent compared to the same period a year ago..  The sharp decrease in customer requirements resulted in wheel production also decreasing 55 percent compared to the same period a year ago, significantly impacting absorption of plant fixed costs. This, along with the lost margin on the 55 percent decrease in unit shipments contributed to the gross margin of our wheel plants in the first quarter of 2009 decreasing approximately 22.0 percent. Severance costs related to the California plant closure and other workforce reductions during the quarter totaled approximately $2.3 million.

We are continuing to implement action plans to improve operational performance and mitigate the impact of the declines in U.S. auto industry production and the continuing pricing environment in which we now operate. We must emphasize, however, that while we continue to reduce costs through process automation and identification of industry best practices, the pace of auto production declines and global pricing pressures may continue at a rate faster than our progress on achieving cost reductions for an indefinite period of time.  This is due to the methodical nature of developing and implementing these cost reduction programs. In addition, although we have a portion of our natural gas requirements covered by fixed-price contracts expiring through 2012, costs may increase to a level that cannot be immediately recouped in selling prices. The impact of these factors on our future financial position, results of operations and cash flows may be negative, to an extent that cannot be predicted, and we may not be able to implement sufficient cost-saving strategies to mitigate any future impact.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2009 decreased $1.4 million to $4.8 million, or 5.9 percent of net sales, from $6.2 million, or 2.8 percent of net sales, in the same period in 2008.  The principal decreases in the first quarter of 2009 were $0.9 million in the provision for doubtful accounts and $0.4 million in salaries and related fringes, due to personnel reductions during later part of 2008 and early 2009.

Equity in Earnings (Loss) of Joint Venture

Equity in earnings of joint venture is represented by our share of the equity earnings of our 50-percent owned joint venture in Hungary, Suoftec. Our share of Suoftec’s net loss in the first quarter of 2009 was $(1.0) million compared to income of $2.2 million for the same period in 2008.  Including adjustments for the elimination of intercompany profits in inventory, our adjusted equity earnings of this joint venture was a loss of $(0.9) million in the first quarter of 2009 and income of $2.1 million in the first quarter of 2008. A discussion of the joint venture’s operating results for the first quarter of 2009 compared to the same period in 2008 follows.

Our joint venture was also negatively impacted by customer restructurings and the economic conditions affecting the automotive industry in Europe. Net sales decreased $25.4 million, or 58 percent, to $18.7 million in the first quarter of 2009 compared to $44.1 million for the same period last year.  The decrease in net sales was due to a 49 percent decrease in units shipped, along with a 17 percent decrease in the average selling price in U.S. dollars. However, the average selling price in euros, the functional currency of the joint venture, declined 4 percent and the U.S. dollar/euro exchange rate decreased 13 percent.

Gross profit in the first quarter decreased to a loss of $(1.8) million, or (9.5) percent of net sales, compared to gross profit of $6.3 million, or 14.2 percent of net sales, for the same quarter of last year.  The main contributors to the decrease in gross profit this quarter compared to the same quarter last year were the lost margin on the 49 percent decrease in unit shipments and the inability to absorb fixed costs due to the 51 percent decrease in production. Other items decreasing gross profit in the current period were a higher than normal amount of rework necessary to correct some quality issues, and higher costs for utilities and coatings.

Selling, general and administrative expenses this quarter decreased to $0.5 million from $0.7 million in the same quarter last year.  The $0.2 million increase in selling, general and administrative expenses was due principally to the 13 percent decrease in the U.S. dollar/euro exchange rate.

Due principally to the decrease in gross profit explained above, Suoftec’s net income decreased to a loss of $(1.9) million in the first quarter of 2009 from an income of $4.5 million in the same quarter last year.

Income Tax (Provision) Benefit

The income tax (provision) benefit on income before income taxes and equity earnings for the three months ended March 29, 2009 was a provision of $(26.5) million, including the $(25.3) million impact of the valuation allowance described below, compared to  a provision of $(2.6) million for the same period in 2008.

In the first quarter of 2009, considering all positive and negative evidence available, we have determined that a valuation allowance is required to reduce our U.S. Federal deferred tax asset.  Despite the continued progress with our international tax structuring, we no longer believe there is sufficient objectively verifiable evidence to demonstrate that our federal net deferred tax assets will be realized.  In addition to the evidence considered in our analysis at the prior year-end, we considered, among other factors, the recent announcements of filing for bankruptcy by Chrysler and prolonged plant closures by GM and Chrysler, as discussed further in Note 3 - Subsequent Events. As a result of these announcements and the continued deterioration in the overall economic environment, we anticipate our 2009 and 2010 sales volumes and our U.S. tax loss for the current year will be worse than was previously projected.  In addition, the current volatility of the automotive industry creates significant uncertainty and subjectivity to projections of profitability in future periods.  Under these circumstances, SFAS No. 109 imposes a strong presumption that a valuation allowance is required in the absence of objectively verifiable information.  Consequently, in considering the weight of all positive and negative evidence available as of the date of our 10-Q filing, we have recorded a valuation allowance of $25.3 million, which is reflected as a charge against income tax expense in the period.

Within the next twelve month period ending March 28, 2010, we anticipate that unrecognized tax benefits in the amount of $11 million will be recognized due to the expiration of statutes of limitations and terminations of examinations.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, net cash provided by operating activities and other external sources of funds. Working capital and the current ratio were $240.0 million and 4.9:1, respectively, at March 29, 2009, versus $257.1 million and 5.1:1 at December 28, 2008. We have no long-term debt. As of March 29, 2009, our cash and cash equivalents totaled $162.9 million compared to $146.9 million at December 28, 2009, and $105.2 million at March 30, 2008. The increase in cash and cash equivalents since March 30, 2008, was due principally to reduced funding requirements of accounts receivable and inventories. For the foreseeable future, we expect all working capital requirements, funds required for investing activities, and cash dividend payments to be funded from internally generated funds or existing cash and cash equivalents.  The increase in cash provided by operating activities and in cash and cash equivalents experienced in the first quarter of 2009 may not necessarily be indicative of future results.

Net cash provided by operating activities increased $17.2 million to $22.7 million for the thirteen weeks ended March 29, 2009, compared to $5.5 million provided during the same period a year ago. The change in net income plus the changes in non-cash items decreased net cash provided by operating activities by $(23.8) million. This decrease was offset by the net change in working capital requirements and other operating assets and liabilities, totaling $41.0 million. Funding requirements for accounts receivable decreased $38.8 million, due to the significant decrease in sales during the current quarter compared to the same period a year ago.

The principal investing activity during the thirteen weeks ended March 29, 2009, was funding $2.4 million of capital expenditures. Similar investing activities during the same period a year ago included funding of $3.1 million of capital expenditures. The capital expenditures in both periods were for ongoing improvements to our existing facilities, none of which were individually significant.

Financing activities during the thirteen weeks ended March 29, 2009 and March 30, 2008 consisted primarily of the payment of cash dividends on our common stock totaling $4.3 million in both periods.  In addition, $0.2 million of proceeds were received from the exercise of stock options during the thirteen weeks ended March 30, 2008.

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

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)).  This Statement replaces SFAS No. 141, “Business Combinations” (SFAS No. 141), and defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. This Statement applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the applicable provisions of SFAS No. 141(R) as of January 1, 2009, did not have an impact on our consolidated results of operations or statement of financial position or disclosures.

In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The FASB also decided to amend SFAS No. 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.  We adopted SFAS No. 157 effective January 1, 2009 for nonrecurring fair value measurements of nonfinancial assets and liabilities and have included the required discussion in Note 4 – Impairment of Long-lived Assets and Other Charges.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161), an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).  This Statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of the applicable provisions of SFAS No. 161 as of January 1, 2009, did not have an impact on our consolidated results of operations or statement of financial position.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-06 “Equity Method Investment Accounting Considerations” (EITF 08-06), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-06 is effective for fiscal years beginning after December 15, 2008.  The adoption of the applicable provisions of EITF 08-06 as of January 1, 2009, did not have an impact on our consolidated results of operations or statement of financial position or disclosures.

Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products.

We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional and legal currencies – the Mexican peso and the euro. The value of the Mexican peso decreased by 4 percent in relation to the U.S. dollar in the first quarter of 2009.  The euro experienced a 5 percent decrease versus the U.S. dollar in the first quarter of 2009.  There were no significant foreign currency transaction gains or losses in the first quarter of 2009.  For the first quarter of 2008, we had foreign currency transaction losses totaling $0.4 million which was included in other income (expense) in the consolidated statement of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations has resulted in a cumulative unrealized translation loss at March 29, 2009 of $74.1 million. Since our initial investment in our joint venture in Hungary in 1995, the fluctuations in functional currencies have resulted in a cumulative unrealized translation gain at March 29, 2009 of $3.6 million. Translation gains and losses are included in other comprehensive income (loss) in the consolidated statements of shareholders’ equity.

When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, and other raw materials in order to mitigate commodity price risk. Typically, any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, such normal purchase/normal sale (NPNS) commitments are not subject to the provisions of SFAS No. 133 unless there is a change in the facts or circumstances in regard to the probability of taking full delivery of the contracted quantities.

We currently have several purchase agreements for the delivery of natural gas through 2012.  With the recently announced closure of our manufacturing facility in Van Nuys, California expected to terminate operations in June 2009, and our recently completed closure in December 2008 of our manufacturing facility in Pittsburg, Kansas, we will no longer qualify for the NPNS exemption provided for under SFAS No. 133 for the remaining natural gas purchase commitments related to those facilities.  In addition, we have concluded that the natural gas purchase commitments for our manufacturing facilities in Arkansas also no longer qualify for the NPNS exemption provided for under SFAS No. 133, since we can no longer assert that it is probable we will take full delivery of the contracted quantities in light of the continued decline of our industry as discussed in Note 3 – Subsequent Events.  In accordance with SFAS No. 133, these natural gas purchase commitments are classified as being with “no hedging designation” and, accordingly, we are required to record any gains and/or losses associated with these commitments in our current earnings.   The contract and fair values of these purchase commitments at March 29, 2009 were $11.9 million and $6.4 million, respectively, which represents a gross liability of $5.5 million at March 29, 2009 that was recorded to accrued expenses in our condensed consolidated balance sheet.  $3.9 million of the $5.5 million liability was recorded in the first quarter of 2009 and included in cost of sales in our condensed consolidated statement of operations for the thirteen weeks ended March 29, 2009.  As of December 28, 2008, the aggregate contract and fair values of these commitments were approximately $13.6 million and $9.5 million, respectively.

Based on the recently completed analysis of our estimated future production levels, the remaining natural gas purchase commitments for our manufacturing facilities in Mexico continue to qualify for the NPNS exemption provided for under SFAS No. 133 since we can assert that it is probable we will take full delivery of the contracted quantities.  The contract and fair values of these remaining purchase commitments were $15.6 million and $9.6 million, respectively, at March 29, 2009.  As of December 28, 2008, the aggregate contract and fair values of these commitments were approximately $14.4 million and $11.6 million, respectively.

The recurring fair value measurement of the natural gas purchase commitments are based on quoted market prices using the market approach and the fair value is determined based on Level 1 inputs within the fair value hierarchy provided for under SFAS No. 157.  Percentage changes in the market prices of natural gas will impact the fair values by a similar percentage.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management.”

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 29, 2009.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

Information regarding reportable legal proceedings is contained in Item 3 - Legal Proceedings in Part I of our 2008 Annual Report on Form 10-K and in Note 16 – Commitments and Contingencies of this Quarterly Report on Form 10-Q.  On August 29, 2007, the plaintiffs filed an amended consolidated complaint that was substantially similar to the prior consolidated complaint in the matter In re Superior Industries International, Inc. Derivative Litigation.  In response, we and the individual defendants filed motions to dismiss on September 21, 2007.  In an order dated April 14, 2008, the court granted again our motion to dismiss the amended consolidated complaint. On May 5, 2008, the plaintiff filed a verified second amended consolidated shareholder derivative complaint that alleges claims substantially similar to the prior complaints.  Once again, the company and the individual defendants filed motions to dismiss on May 30, 2008.  The court heard the motions to dismiss on September 15, 2008, but has yet to rule on the motions.  On March 6, 2009, the court ordered that it would hold its rulings in abeyance for 60 days to permit the parties an opportunity to conclude settlement negotiations.  On May 5, 2009, the parties requested an additional 60 days to conclude settlement negotiations.  Because this litigation remains at a preliminary stage, it would be premature to anticipate the probable outcome of this case and whether such an outcome would be materially adverse to the company.

The South Coast Air Quality Management District (the SCAQMD) issued to us notices of violation on December 14, 2007 and in late 2008 and early 2009, alleging violations of certain permitting and air quality rules at our Van Nuys, California manufacturing facility.  The late 2008 and early 2009 notices were issued as a matter of administrative procedure well after the company self-disclosed and corrected certain discrepancies associated with the manner that the facility reported nitrogen oxide (NOx) emissions in 2004 through 2007.  After researching the history of the air quality permits and other facts, we met with the SCAQMD on May 1, 2008 and October 17, 2008, to resolve the issues raised in the notices of violation and address other compliance issues.    On April 22, 2009, we obtained an administrative variance order that resolved one of the compliance issues associated with two paint powder booths at the facility.

The company has remedied the remaining issues associated with the violations except for updating the permits for three facility furnaces.  The initial notice of violation alleged that we failed to submit permit applications to modify the burners for the three furnaces and failed to update the NOx emission factors for the same three furnaces.  We agreed to conduct source testing to update the NOx emission factors and to submit new permit applications for the furnaces, which we did on June 6, 2008.  The agency has not yet processed the applications because the applications, as well as other companies' permit applications, were placed on temporary hold to address internal agency policy on the processing of permit applications.  To expedite permitting, we proposed amendments to the permit applications that the agency currently is reviewing and expects to process soon.  We have proposed that in lieu of penalties, the violations be resolved through a Supplemental Environmental Program (“SEP”) to enhance air quality controls and compliance.  However, it is premature to anticipate what the probable SEP may be and its associated cost.  We anticipate that the resolution of this matter will not have a material adverse effect on our financial position or results of operation.

Other than the above, there were no material developments during the current quarter that require us to amend or update descriptions of legal proceedings previously reported in our 2008 Annual Report on Form 10-K.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A – Risk Factors in Part I of our 2008 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or future results.  The following are the material changes to the risk factors contained in Item 1A – Risk Factors in our 2008 Annual Report on Form 10-K.

Current Economic and Financial Market Conditions; Financial Distress of OEM Customers - Current global economic and financial market conditions, including severe disruptions in the credit markets and the significant and potentially prolonged global economic recession, may materially and adversely affect our results of operations and financial condition. These conditions have and are likely to continue to materially impact the automotive industry generally and the financial stability of our customers, suppliers and other parties with whom we do business.  Specifically, the impact of these volatile and negative conditions may include: decreased demand for our products due to the financial position of our OEM customers and general declines in the level of automobile demand; our decreased ability to accurately forecast future product trends and demand; and a negative impact on our ability to timely collect receivables from our customers and, conversely, reductions in the level and tightening of terms of trade credit available to us.

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

GM, Ford and Chrysler, who together represented approximately 82 percent of our total wheel sales in the first quarter of 2009 and for the 2008 fiscal year, are undergoing unprecedented financial distress.  Globally, automakers are in financial distress, including additional OEMs who are our customers.  Since late 2008, Chrysler and GM have been receiving emergency funding from the U.S. federal government as part of efforts to restructure both automakers.  On April 30, 2009, Chrysler filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code.  In addition, there continues to be uncertainty surrounding restructuring options for GM, which may include a bankruptcy filing and additional financing from the U.S. federal government that may impose conditions on its business that adversely impacts demand for our products.  In addition, there can be no assurance that Ford will not need government assistance in the future to continue its operations.

The occurrence of restructuring events, including the bankruptcy filing by Chrysler, could have further adverse consequences to our business including a decrease in demand for our products and modifications of our existing customer agreements.  Our ability to recover accounts receivable from customers entering bankruptcy or insolvency proceedings would be adversely affected and any payment we received in the preference period prior to a bankruptcy filing may be potentially recoverable by the bankruptcy estate.  There are no assurances that a bankruptcy reorganization of a customer or government responses to these disruptions will restore consumer confidence, increase vehicle production or improve the state of the current economic and financial conditions.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our common stock during the first quarter of 2009.

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC. (Registrant)

Date: May 8, 2009	/s/ Steven J. Borick
Steven J. Borick Chairman, Chief Executive Officer and President

Date: May 8, 2009	/s/ Erika H. Turner
Erika H. Turner Chief Financial Officer