Form 10-Q
period 2009-06-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2009-08-07
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2009

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

Number of shares of no par value common stock outstanding as of August 6, 2009: 26,668,440.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

NET SALES	$80,886	$217,385	$162,434	$439,623
Cost of sales	92,942	205,331	189,003	418,183

GROSS PROFIT (LOSS)	(12,056)	12,054	(26,569)	21,440

Selling, general and administrative expenses	5,838	6,900	10,613	13,110
Impairment of long-lived assets	2,894	-	11,804	-

INCOME (LOSS) FROM OPERATIONS	(20,788)	5,154	(48,986)	8,330

Interest income, net	359	706	759	1,686
Other expense, net	(1,153)	(1,464)	(2,454)	(1,906)

INCOME (LOSS) BEFORE INCOME
TAXES AND EQUITY EARNINGS	(21,582)	4,396	(50,681)	8,110

Income tax benefit (provision)	2,817	79	(23,643)	(2,541)
Equity in earnings (loss) of joint venture	(2,204)	620	(3,146)	2,705

NET INCOME (LOSS)	$(20,969)	$5,095	$(77,470)	$8,274

EARNINGS (LOSS) PER SHARE - BASIC	$(0.79)	$0.19	$(2.90)	$0.31

EARNINGS (LOSS) PER SHARE - DILUTED	$(0.79)	$0.19	$(2.90)	$0.31

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16	$0.32	$0.32

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share amounts)
(Unaudited)
	June 28, 2009	December 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$169,285	$146,871
Accounts receivable, net	54,004	89,426
Inventories, net	46,388	70,115
Income taxes receivable	8,360	3,901
Deferred income taxes	7,228	5,995
Assets held for sale	9,599	-
Other current assets	2,813	2,981
Total current assets	297,677	319,289

Property, plant and equipment, net	188,229	216,209
Investments	44,912	48,196
Non-current deferred income taxes	10,761	39,152
Other assets	4,716	5,693

Total assets	$546,295	$628,539

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,675	$26,318
Accrued expenses	32,651	35,239
Income taxes payable	-	644
Total current liabilities	50,326	62,201

Non-current tax liabilities	55,440	51,330
Non-current deferred income taxes	15,280	22,535
Other non-current liabilities	29,444	20,880
Commitments and contingencies (Note 16)	-	-
Shareholders' equity:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued - none	-	-
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 26,668,440 shares
(26,668,440 shares at December 28, 2008)	55,548	54,634
Accumulated other comprehensive loss	(57,943)	(67,244)
Retained earnings	398,200	484,203
Total shareholders' equity	395,805	471,593

Total liabilities and shareholders' equity	$546,295	$628,539

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
	Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008

NET CASH PROVIDED BY OPERATING ACTIVITIES	$36,642	$5,141

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(5,746)	(5,855)
Proceeds from sales of fixed assets	51	133

NET CASH USED IN INVESTING ACTIVITIES	(5,695)	(5,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(8,533)	(8,528)
Proceeds from exercise of stock options	-	450

NET CASH USED IN FINANCING ACTIVITIES	(8,533)	(8,078)

Net increase (decrease) in cash and cash equivalents	22,414	(8,659)

Cash and cash equivalents at the beginning of the period	146,871	106,769

Cash and cash equivalents at the end of the period	$169,285	$98,110

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Loss
(Dollars in thousands, except per share data)
(Unaudited)
			Accumulated
	Common Stock		Other
	Number of		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total

BALANCE AT
DECEMBER 28, 2008	26,668,440	$54,634	$(67,244)	$484,203	$471,593

Comprehensive income (loss):

Net loss	-	-	-	(77,470)	(77,470)
Other comprehensive income, net of tax:
Foreign currency translation
gain	-	-	9,294	-	9,294
Net actuarial gain on pension obligation	-	-	7	-	7
Total comprehensive loss					(68,169)

Stock-based compensation expense	-	1,118	-	-	1,118

Tax impact of stock options exercised	-	(204)	-	-	(204)

Cash dividends declared ($0.32 per share)	-	-	-	(8,533)	(8,533)
BALANCE AT
JUNE 28, 2009	26,668,440	$55,548	$(57,943)	$398,200	$395,805

Comprehensive income, net of tax was $20,480 for the six months ended June 29, 2008, which included: net income of $8,274, foreign currency translation adjustment gain of $12,157 and an unrealized gain of $49 on our pension obligation.

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Notes to Condensed Consolidated Financial Statements
June 28, 2009
(Unaudited)

Note 1 – Nature of Operations

Headquartered in Van Nuys, California, the principal business of Superior Industries International, Inc. (referred to herein as the “company” or in the first person notation “we”, “us” and “our”) is the design and manufacture of aluminum road wheels for sale to original equipment manufacturers (OEM). We are one of the largest suppliers of cast and forged aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary.  Customers based in North America represent the principal market for our products. However approximately 21 percent of our net sales are made by our North American facilities to international customers, shipments are delivered primarily to their assembly operations in the United States.

Ford Motor Company (Ford), General Motors Corporation, or its successor, General Motors Company (GM) and Chrysler LLC or its successor, Chrysler Group LLC (Chrysler), together represented approximately 79 percent of our total wheel sales during the first two fiscal quarters of 2009 and 82 percent for the 2008 fiscal year. The loss of all or a substantial portion of our sales to Ford, GM or Chrysler would have a significant adverse impact on our operating results and financial condition, unless the lost volume could be replaced. This risk is partially mitigated by our long term relationships with these OEM customers and our supply arrangements which are generally for multi-year periods.

The second quarter of 2009 continued to include extremely difficult market conditions in the U.S. auto industry due to the further deterioration of market demand for cars and light trucks in North America.  Since late 2008, both GM and Chrysler have been provided with emergency funding from the U.S. federal government as part of efforts to restructure both automakers.  On April 23, 2009, GM announced extended plant shutdown schedules that took place primarily in the second quarter of 2009.  Certain GM plants temporarily ceased production for as long as nine weeks in this period, impacting primarily production of full size pick-up trucks and SUVs, with less downtime at facilities supporting passenger cars and crossover type SUVs.  On April 30, 2009, Chrysler, another of our key customers, announced that it had reached an agreement in principle to establish an alliance with Fiat SpA, and that despite substantial progress in obtaining concessions from many of its lenders it was unable to avoid filing a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code.  The Chrysler announcement also indicated that all assembly plants would be closed during the bankruptcy proceedings.  This was followed on June 1, 2009 by GM’s announcement that it was also filing for protection under Chapter 11 of the U.S. Bankruptcy Code.  Reorganized entities for both Chrysler and GM emerged from bankruptcy on June 10, 2009 and July 10, 2009, respectively, with Chrysler combining its operations with those of Fiat SpA.  Shortly after the Chapter 11 filings, both Chrysler and GM designated us as a key supplier, indicating that all pre- and post-petition accounts receivable would be paid in accordance with payment terms existing prior to the bankruptcy filing.  See Note 12 – Accounts Receivable for additional discussion of Chrysler and GM accounts receivable balances.

While we have had long term relationships with our customers and our supply arrangements are generally for multi-year periods, the unprecedented recent bankruptcy filings and announcements of North American automotive plant closures and other restructuring activities by our customers have and will continue to have a negative impact on our business.  We are unable to quantify the impact on our operating results for future periods until we receive additional details concerning the specific plants and wheel programs affected by these actions.

In addition to the financial situation of our key customers, we are also faced with adverse trends such as consumer shifts away from SUVs and trucks to more fuel-efficient vehicles and continued global competitive pricing pressures.  These factors may make it more difficult to maintain long-term supply arrangements with our customers and there are no guarantees that supply arrangements could be negotiated on terms acceptable to us in the future.  We expect the trends to more fuel-efficient vehicles and global competitive pricing pressures to continue into the foreseeable future.  Including our 50-percent owned joint venture in Europe, we also manufacture aluminum wheels for Audi, BMW, Jaguar, Land Rover, Mercedes Benz, Mitsubishi, Nissan, Seat, Skoda, Subaru, Suzuki, Toyota, Volkswagen and Volvo.

The availability and demand for aluminum wheels are subject to unpredictable factors, such as changes in the general economy, the automobile industry, gasoline prices and consumer credit availability and interest rates. The raw materials used in producing our products are readily available and are obtained through numerous suppliers with whom we have established trade relations.

Note 2 – Presentation of Condensed Consolidated Financial Statements

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

Interim financial reporting standards require us to make estimates that are based on assumptions regarding the outcome of future events and circumstances not known at that time, including the use of estimated effective tax rates.  Inevitably, some assumptions will not materialize, unanticipated events or circumstances may occur which vary from those estimates and such variations may significantly affect our future results. Additionally, interim results may not be indicative of our results for future interim periods or our annual results.

We use a 4-4-5 convention for our fiscal quarters, which are thirteen week periods generally ending on the last Sunday of each calendar quarter.  We refer to these thirteen week fiscal periods as “quarters” throughout this report.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated statements of operations for the thirteen and twenty-six week periods ended June 28, 2009 and June 29, 2008, (ii) the condensed consolidated balance sheets at June 28, 2009 and December 28, 2008, (iii) the condensed consolidated statements of cash flows for the twenty-six week periods ended June 28, 2009 and June 29, 2008, and (iv) the condensed consolidated statement of shareholders’ equity and comprehensive loss for the twenty-six week period ended June 28, 2009. The condensed consolidated balance sheet as of December 28, 2008 was derived from our 2008 audited financial statements, but does not include all disclosures required by U.S. GAAP.

Note 3 – Subsequent Events

As indicated above, on July 10, 2009, GM emerged from Chapter 11 bankruptcy.  See Note 12 – Accounts Receivable for further discussion of GM and Chrysler accounts receivable balances.

Note 4 – Impairment of Long-Lived Assets, Other Charges and Assets Held for Sale

Due to the deteriorating financial condition of our major customers and others in the automotive industry, we performed impairment analyses as of the end of the second quarter of 2009 on all long-lived assets in our operating plants, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets” (SFAS No. 144).  Our estimated undiscounted cash flow projections as of the end of the second quarter of 2009 exceeded the asset carrying values in all of our wheel manufacturing plants.  Additionally, because our 50-percent owned joint venture in Hungary is also affected by these same economic conditions, we performed an analysis of our investment in the joint venture, in accordance with Accounting Principles Board Opinions (APB) No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB No. 18).  This analysis also indicated that our investment was not impaired as of June 28, 2009.

Based on the impairment analysis performed at the end of the first quarter of 2009, we concluded that the estimated future undiscounted cash flows of our Fayetteville, Arkansas manufacturing facility would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility.  As a result we recorded a pretax asset impairment charge against earnings totaling $8.9 million during the first quarter of 2009, reducing the $18.2 million carrying value of certain assets at this facility to their respective estimated fair values.  The estimated fair values of the long-lived assets at our Fayetteville, Arkansas manufacturing facility were based, in part, on the estimated fair values of comparable properties.  These assets are classified as held and used within the scope of SFAS No. 144.  We have classified the inputs to the nonrecurring fair value measurement of these assets as being Level 2 within the fair value hierarchy of SFAS No. 157, “Fair Value Measurements” (as amended)  (SFAS No. 157), utilizing the market approach.

In January 2009, we announced the planned closure of our wheel manufacturing facility located in Van Nuys, California in an effort to further reduce costs and more closely align our capacity with sharply lower demand for aluminum wheels by the automobile and light truck manufacturers. The closure, which was completed by the end of the second quarter of 2009, resulted in the layoff of approximately 290 employees. A pretax asset impairment charge against earnings totaling $10.3 million, reducing the $10.8 million carrying value of certain assets at the Van Nuys manufacturing facility to their respective fair values, was recorded in the fourth quarter of 2008, when we concluded that the estimated future undiscounted cash flows of that operation would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility. One-time termination benefits and other shutdown costs related to this plant closure are estimated to approximate $5.7 million, of which $1.9 million was recorded in the second quarter and $3.5 million for the first two quarters of 2009.  Costs for one-time termination benefits totaled $1.0 million and were included in cost of sales in the current quarter and $2.2 million of the $2.4 million costs for the first two quarters were included in cost of sales. These one-time termination benefits are derived from the individual agreements with each employee and are being accrued for ratably over the requisite service period.  As of June 28, 2009, our liability for one-time termination benefits related to the closure of the Van Nuys, California manufacturing facility totaled $0.7 million and was included in accrued expenses in our condensed consolidated balance sheet.  Payments for one-time termination benefits related to the closure of this facility totaled $1.2 million in the second quarter of 2009 and $1.8 million for the first two quarters.

We recorded a total of $1.5 million in the second quarter of 2009 and $2.3 million for the first two quarters of 2009 for one-time termination benefits costs related to our other workforce reductions.  These amounts were also recorded in cost of sales in our condensed consolidated statement of operations and were paid in full as of June 28, 2009.

During the second quarter of 2009, we accepted an offer for the sale of our Johnson City, Tennessee manufacturing facility, at a selling price below its current carrying value.  As a result, we have recorded a reduction in our carrying value of this facility by $0.6 million to its estimated fair value of $2.2 million.  Subsequent to the end of the second quarter, we received some indications, based on equipment sales that occurred subsequent to June 28, 2009, that the carrying values of the held for sale equipment from our Pittsburg, Kansas, and Van Nuys, California, facilities, totaling $2.6 million, were higher than current market values.  Consequently, we recorded an additional impairment charge of $1.9 million to reduce the carrying value of this equipment to its new estimated fair value.  We have classified the above nonrecurring fair value measurements as  Level 1 inputs within the fair value hierarchy of SFAS No 157 utilizing the market approach.  Due to plant shutdowns and the realignment of our business to match our current production needs, we have identified, and are in the process of selling, specific long-lived assets from our former manufacturing operations in Van Nuys, California, Johnson City, Tennessee, and Pittsburg, Kansas.  These assets, which totaled $9.6 million at June 28, 2009, are classified as assets held for sale in accordance with SFAS No. 144.

Note 5 – Stock-Based Compensation

Our 2008 Equity Incentive Plan authorizes us to issue incentive and non-qualified stock options, as well as stock appreciation rights, restricted stock and performance units to our non-employee directors, officers, employees and consultants totaling up to 3.5 million shares of common stock. No more than 100,000 shares may be used under such plan as “full value” awards, which include restricted stock and performance units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  At June 28, 2009, there were 3.4 million shares available for future grants under this plan. Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options granted under this plan require no less than a three year ratable vesting period.

During the first two quarters of 2009, we granted options for a total of 135,000 shares, compared to 616,000 options granted during the first two quarter of 2008.  In the first two quarters of 2009, a valuation allowance was established for the income tax benefit on our stock based compensation expense. The weighted average fair value at the grant date for options issued during the first two quarters of 2009 and 2008 was $2.91 per option and $5.30 per option, respectively. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for 2009 and 2008, respectively: (a) dividend yield on our common stock of 3.27 percent and 3.23 percent; (b) expected stock price volatility of 37.0 percent and 30.5 percent; (c) a risk-free interest rate of 2.50 percent and 3.41 percent; and (d) an expected option term of 6.9 years and 7.0 years.  For the twenty-six weeks ended June 28, 2009, no options were exercised compared to options for 25,500 shares exercised during the same period in 2008.

Stock-based compensation expense related to our stock option plans under SFAS No. 123R (revised 2004), “Share-Based Payment”, was allocated as follows:

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Cost of sales	$72	$102	$160	$210
Selling, general and administrative	472	475	958	998

Stock-based compensation expense before income taxes	544	577	1,118	1,208
Income tax benefit	-	(152)	-	(349)

Stock-based compensation expense after income taxes	$544	$425	$1,118	$859

As discussed in Note 10 – Income Taxes, we established a valuation allowance on our deferred tax assets in the first quarter of 2009.  Consequently, no income tax benefit was recognized on our stock based compensation expense in the first or second quarters of 2009.  As of June 28, 2009, a total of $4.0 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.32 years.  There were no significant capitalized stock-based compensation costs at June 28, 2009 and December 28, 2008.  There were no stock options exercised during the first two quarters of 2009.  Proceeds from stock options exercised during the first two quarters of 2008 totaled $450,000.

Note 6 - New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). This statement replaces SFAS No. 141, “Business Combinations” (SFAS No. 141), and defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement’s scope is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of the applicable provisions of SFAS No. 141(R) as of January 1, 2009 did not have a material impact on our consolidated results of operations or statement of financial position or disclosures.

In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The FASB also decided to amend SFAS No. 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.  We adopted SFAS No. 157 effective January 1, 2009 for nonrecurring fair value measurements of nonfinancial assets and liabilities and have included the required discussion in Note 4 – Impairment of Long-lived Assets,  Other Charges and Assets Held for Sale and Note 17 – Risk Management.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161), an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).  This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, as well as related hedged items, bifurcated derivatives and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of the applicable provisions of SFAS No. 161 as of January 1, 2009, did not have a material impact on our consolidated results of operations or statement of financial position.

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

During May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165), to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This statement is effective for interim or annual financial periods ending after June 15, 2009. we adopted SFAS No. 165 during our second fiscal quarter and it had no impact on results of operations or financial position. In the preparation of the condensed consolidated financial statements, we evaluated subsequent events after the balance sheet date of June 28, 2009 through August 6, 2009.

During June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167), which changes the approach in determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs.  SFAS No.167 is effective for annual periods beginning after November 15, 2009.  We are evaluating the impact, if any, the adoption of SFAS No. 167 will have on its consolidated financial statements.

During June 2009, the FASB issued FAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No.162” (SFAS No. 168), which establishes the FASB Accounting Standards Codification as the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. SFAS No.168 will become effective during our third quarter of 2009. We expect that the adoption of SFAS No. 168 will not have an impact on its results of operations or financial position.

Note 7 – Business Segments

We currently have only one reportable segment – automotive wheels.  Net sales and net property, plant and equipment by geographic area are summarized below.

(Dollars in thousands)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Net sales:	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
U.S.	$35,716	$117,547	$68,490	$245,462
Mexico	45,170	99,838	93,944	194,161
Consolidated net sales	$80,886	$217,385	$162,434	$439,623

Property, plant and equipment, net:			June 28, 2009	December 28, 2008
U.S.			$50,271	$80,016
Mexico			137,958	136,193
Consolidated property, plant and equipment, net			$188,229	$216,209

Note 8 - Revenue Recognition

Sales of products and any related costs are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Tooling reimbursement revenues, representing internal development expenses and initial tooling expenses that are reimbursable by our customers, are recognized as such related costs and expenses are incurred and recoverability is probable, generally upon receipt of a customer purchase order.  Tooling reimbursement revenues included in net sales totaled $2.3 million and $6.7 million for the second quarter of 2009 and 2008, respectively.  Tooling reimbursement revenues included in net sales totaled $4.5 million and $10.2 million for the first two quarters of 2009 and 2008, respectively.

Note 9 – Earnings Per Share

In accordance with the provisions of SFAS No. 128, “Earnings Per Share,” basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted  earnings (loss) per share includes the dilutive effect of outstanding stock options, calculated using the treasury stock method.

Of the 3.2 million stock options outstanding at June 28, 2009, 3.1 million shares had an exercise price greater than the weighted-average market price of the stock for the thirteen week and twenty-six week periods ended June 28, 2009 and were excluded in the calculations of diluted earnings (loss) per share for the period.  In addition, options to purchase the remaining 0.1 million shares for the thirteen and twenty-six week periods ended June 28, 2009 were excluded from diluted earnings (loss) per share calculation, because they were anti-dilutive due to the net loss in each period.

Of the 3.6 million stock options outstanding at June 29, 2008, 1.9 million shares had an exercise price greater than the weighted-average market price of the stock for the thirteen weeks ended June 29, 2008, and for the twenty-six weeks ended June 29, 2008, 2.5 million shares had an exercise price greater than the weighted-average price of the stock which were excluded in the calculation of diluted earnings (loss) per share for that period.

Summarized below are the calculations of basic and diluted earnings (loss) per share for the respective periods:

(Dollars in thousands, except per share amounts)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Basic Earnings (Loss) per Share:
Reported net income (loss)	$(20,969)	$5,095	$(77,470)	$8,274

Weighted average shares outstanding - Basic	26,668	26,652	26,668	26,645

Basic earnings (loss) per share	$(0.79)	$0.19	$(2.90)	$0.31

Diluted Earnings (Loss) per Share:
Reported net income (loss)	$(20,969)	$5,095	$(77,470)	$8,274

Weighted average shares outstanding	26,668	26,652	26,668	26,645
Weighted average dilutive stock options	-	140	-	88
Weighted average shares outstanding - Diluted	26,668	26,792	26,668	26,733

Diluted earnings (loss) per share	$(0.79)	$0.19	$(2.90)	$0.31

Note 10 – Income Taxes

Income taxes are accounted for pursuant to SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), which requires the use of the liability method and the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period of enactment. Provision is made for U.S. income taxes on undistributed earnings of international subsidiaries and 50-percent owned joint venture, unless such future earnings are considered permanently reinvested. Tax credits are accounted for as a reduction of the provision for income taxes in the period in which the credits arise.

In considering whether a valuation allowance was required for our U.S. federal deferred tax assets when preparing our Annual Report on Form 10-K for the year ended December 28, 2008, we considered all positive and negative evidence available at the time of filing. At that time, we concluded the positive evidence outweighed the negative evidence, including continued deterioration of the automotive industry as part of the negative evidence. We also indicated that if our future results and projections were less than projected at that time, a substantial valuation allowance might be required in the near term.

In accordance with SFAS No. 109, we determined in the first quarter of 2009 that a valuation allowance was required to reduce our U.S. federal deferred tax asset.  In addition to the cumulative U.S. tax losses for the past three years, and the expectation of a U.S. tax loss in 2009, we considered, among other factors, the announcements of filing for bankruptcy by Chrysler and prolonged plant closures by GM and Chrysler, which severely limited our ability to identify objectively verifiable positive evidence to support the likelihood of the realization of this deferred tax asset.  Further, the current volatility of the automotive industry creates significant uncertainty and subjectivity to the timing of our profitability in future periods.  Under these circumstances, SFAS No. 109 imposes a strong presumption that a valuation allowance is required in the absence of objectively verifiable information.  Consequently, in considering the weight of all positive and negative evidence available as of the date of our 10-Q filing for the first quarter, we recorded a valuation allowance of $25.3 million, which was reflected as a charge against tax expense in the period.

In the second quarter we continued to evaluate all positive and negative evidence available at the time of filing this quarterly report.  At this time, we have concluded that a valuation allowance is still required due to the cumulative U.S. tax losses for the past three years, and the expectations of U.S. tax losses in the current year, as well as the anticipated contraction in the automotive industry in the foreseeable future.

The income tax (provision) benefit on income before income taxes and equity earnings for the twenty-six weeks ended June 28, 2009 was a provision of $(23.6) million, including the $(25.3) million impact of the valuation allowance described above, compared to a provision of $(2.5) million for the twenty-six week period ended June 29, 2008.

Within the next twelve month period ending June 27, 2010, we anticipate that unrecognized tax benefits in the amount of $11.5 million of our $55.4 million liability for our unrecognized tax liability, which includes interest and penalties, will be recognized due to the expiration of statutes of limitations and terminations of examinations.

We conduct business internationally and, as a result, one or more of our subsidiaries file income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Hungary, Mexico, the Netherlands and the United States. On July 28, 2009, we received notification by the Joint Committee on Taxation of final approval of tax years 2003 through 2007.  We are no longer subject to U.S. federal, state and local  income tax examinations for years before 2008.

The 2003 income tax return of Superior Industries de Mexico S.A. de C.V, our wholly-owned Mexican subsidiary, is under review by Mexico’s Tax Administration Service (Servicio de Administracion Tributaria).

Note 11 – Equity in Earnings of Joint Venture

Included below are summary statements of operations for Suoftec, our 50-percent owned joint venture in Hungary, which manufactures cast and forged aluminum wheels principally for the European automobile industry.  Being 50-percent owned and non-controlled, Suoftec is not consolidated, but accounted for using the equity method.

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net sales	$19,940	$39,025	$38,642	$83,145
Cost of sales	24,614	38,276	45,102	76,146
Gross profit (loss)	(4,674)	749	(6,460)	6,999
Selling, general and administrative expenses	387	771	902	1,460
Income (loss) from operations	(5,061)	(22)	(7,362)	5,539
Other income (expense), net	(289)	1,047	(417)	1,032
Income (loss) before income taxes	(5,350)	1,025	(7,779)	6,571
Income tax (provision) benefit	870	(163)	1,351	(1,222)
Net income (loss)	$(4,480)	$862	$(6,428)	$5,349

50-percent of Suoftec net income (loss)	$(2,240)	$431	$(3,214)	$2,675
Intercompany profit elimination	36	189	68	30
Equity in earnings (loss) of Suoftec	$(2,204)	$620	$(3,146)	$2,705

Note 12 – Accounts Receivable

(Dollars in thousands)
	June 28, 2009	December 28, 2008
Trade receivables	$46,054	$ 82,647
Tooling reimbursement receivables	3,799	4,628
Other receivables	5,666	5,279
	55,519	92,554
Allowance for doubtful accounts	(1,515)	(3,128)
Accounts receivable, net	$54,004	$ 89,426

Shortly after the bankruptcy filings by Chrysler on April 30, 2009 and by GM on June 1, 2009, both customers designated us as a key supplier, indicating that all pre- and post-petition accounts receivable would be paid in accordance with payment terms existing prior to the bankruptcy filing dates.  The pre-petition accounts receivable for the Chrysler entities that filed for bankruptcy totaled $2.9 million as of the date of filing.  As of June 28, 2009, $2.7 million of the pre-petition accounts receivable has been paid, leaving a balance of $0.2 million scheduled for payment at a future date.

The pre-petition accounts receivable for the GM entities that filed for bankruptcy totaled $7.2 million as of the date of filing.  As of June 28, 2009, the entire pre-petition accounts receivable balance was still unpaid, since GM did not emerge from bankruptcy until July 10, 2009.  However, as of August 3, 2009, $6.5 million of the GM pre-petition accounts receivable has been paid, leaving a balance of $0.7 million scheduled for payment at a future date.  We do not anticipate having to write-off any of the remaining pre-petition accounts receivable for either customer.

Note 13 – Inventories

(Dollars in thousands)
	June 28, 2009	December 28, 2008
Raw materials	$3,203	$ 12,755
Work in process	13,267	22,266
Finished goods	29,918	35,094
Inventories, net	$46,388	$ 70,115

Note 14 – Property, Plant and Equipment

(Dollars in thousands)
	June 28, 2009	December 28, 2008
Land and buildings	$69,130	$ 86,600
Machinery and equipment	405,994	464,674
Leasehold improvements and others	8,723	9,359
Construction in progress	6,641	18,728
	490,488	579,361
Accumulated depreciation	(302,259)	(363,152)
Property, plant and equipment, net	$188,229	$ 216,209

Depreciation expense was $7.6 million for the thirteen weeks ended June 28, 2009 compared to $11.7 million for the same period ended June 29, 2008.  Depreciation expense was $15.5 million for the twenty-six weeks ended June 28, 2009 compared to $23.0 million for the same period ended June 29, 2008.  The impairment charges are recorded in the appropriate fixed assets cost categories in the table above as discussed in Note 4 – Impairment of Long-lived Assets, Other Charges and Assets Held for Sale.

Note 15 – Retirement Plans

We previously had individual Salary Continuation Agreements with all of our directors, officers, and other key members of management who are participants in our unfunded supplemental executive retirement program. Due to recent changes in the tax laws, payments made under this program could be subject to substantial new taxes for the participants, which may be avoided if these agreements are amended or are replaced by a plan that complies with such law changes. In the first quarter of 2008, we offered affected participants the opportunity to terminate their individual Salary Continuation Agreements and become a participant in a new unfunded Salary Continuation Plan (Plan), which now covers all subsequent participants.  The terms of both the Salary Continuation Agreements and the Plan provide that after having reached specified vesting dates and after reaching the age of 65 (or in the event of death while in the employ of the company prior to separation from service), the company will pay to the individual, upon ceasing to be employed by the company for any reason, a benefit equal to 30 percent of the individual's final average compensation over the preceding 36 months.  Final average compensation only includes base salary.  The benefit is paid weekly and continues for the retiree’s remaining life or for a minimum of ten years.

For the twenty-six weeks ended June 28, 2009, payments to retirees or their beneficiaries approximating $457,000 have been made.  We presently anticipate benefit payments in 2009 to total approximately $894,000.

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Service cost	$223	$118	$447	$236
Interest cost	301	289	603	578
Net amortization	16	42	31	84
Net periodic pension cost	$540	$449	$1,081	$898

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

On August 29, 2007, the plaintiffs filed an amended consolidated complaint that was substantially similar to the prior consolidated complaint. In response, the company and the individual defendants filed motions to dismiss on September 21, 2007. In an order dated April 14, 2008, the court again granted our motion to dismiss the amended consolidated complaint, with leave to amend. On May 5, 2008, the plaintiffs filed a second amended consolidated shareholder derivative complaint that alleges claims substantially similar to the prior complaints. Once again, the company and the individual defendants filed motions to dismiss on May 30, 2008. The court conducted a hearing on the motions to dismiss on September 15, 2008 but has yet to rule on the motions.  On March 6, 2009, the court ordered that it would hold its rulings in abeyance for 60 days to permit the parties an opportunity to conclude settlement negotiations.  On May 5, 2009 and July 7, 2009 the parties requested an additional 60 days to conclude settlement negotiations, which the court granted in both cases.  Discovery is stayed in the case pending resolution of motions to dismiss. We anticipate that the resolution of this matter will not have a material adverse affect on our financial position or results of operations.

Air Quality Matters

The South Coast Air Quality Management District (the SCAQMD) issued to us notices of violation (NOVs) on December 14, 2007 and in late 2008 and early 2009, alleging violations of certain permitting and air quality rules at our Van Nuys, California manufacturing facility.  The late 2008 and early 2009 notices were issued as a matter of administrative procedure well after the company self-disclosed and corrected certain discrepancies associated with the manner that the facility reported nitrogen oxide (NOx) emissions from 2004 through 2007.  After researching the history of the air quality permits and other facts, we worked closely with the SCAQMD to achieve compliance.  We met with the SCAQMD on May 1, 2008 and October 17, 2008 to discuss the permit modifications needed to resolve the issues raised in the NOVs, to address other compliance issues, and to reconcile any NOx emission reporting deficiencies over the last several years.

We have taken all steps to remedy the issues associated with the violations.  The initial NOVs alleged that we failed to submit permit applications to modify the burners for the three furnaces and failed to update the NOx emission factors for the same three furnaces.  We agreed to conduct source testing to update the NOx emission factors and to submit new permit applications for the furnaces, which we did on June 6, 2008.  The agency has not yet processed the furnace applications because it had placed a temporary hold on all applications in order to address internal agency policy on the processing of permit applications.  In an effort to expedite permitting, we proposed amendments to the furnace permit applications in early 2009.  Additionally, to address the permit for two facility paint powder booths, we obtained an administrative variance order on April 22, 2009 that revised the conditions that should apply to the two powder booths.  Further, on May 15, 2009, we reconciled all issues associated with the late 2008 and early 2009 NOVs that related to the manner that the facility reports NOx emissions.

We are in the process of proposing that in lieu of penalties, the violations be resolved primarily through surrendering applications for certain emission reductions or trading credits that arose when the Van Nuys manufacturing activities ceased in June 2009.  It is premature to anticipate what the probable resolution may be or its associated cost.  We anticipate that the resolution of these matters will not have a material adverse effect on our financial position or results of operations.

Other

We are party to various other legal and environmental proceedings incidental to our business.  Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us.  Based on facts now known, we believe all such matters are adequately provided for, covered by insurance, are without merit and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position.

For additional information concerning contingencies, risks and uncertainties we face, see Note 17 – Risk Management.

Note 17 – Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, changing commodity prices for the materials used in the manufacture of our products, and the development of new products.

The functional currencies of our foreign operations in Mexico and Hungary are the Mexican peso and the euro, respectively. We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional and legal currencies – the Mexican peso and the euro. The value of the Mexican peso increased by 4 percent in relation to the U.S. dollar in the first two quarters of 2009.  The euro experienced no significant change versus the U.S. dollar in the first two quarters of 2009.  Foreign currency transaction losses in the second quarter of 2009 totaled $1.6 million compared to a loss of $1.3 million in the same period a year ago.  For the first half of 2009, we had foreign currency transaction losses totaling $1.6 million compared to a loss of $1.7 million in 2008.  All transaction gains and losses are included in other income (expense) in the consolidated statement of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations has resulted in a cumulative unrealized translation loss at June 28, 2009 of $61.8 million. Since our initial investment in our joint venture in Hungary in 1995, the fluctuations in functional currencies have resulted in a cumulative unrealized translation gain at June 28, 2009 of $5.7 million.  Translation gains and losses are included in other comprehensive income (loss) in the consolidated statements of shareholders’ equity and comprehensive loss.

When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials in order to mitigate commodity price risk. Typically, any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, such normal purchase/normal sale (NPNS) commitments are not subject to the provisions of SFAS No. 133, unless there is a change in the facts or circumstances in regard to the probability of taking full delivery of the contracted quantities.

We currently have several purchase agreements for the delivery of natural gas through 2012.  With the recent closure of our manufacturing facility in Van Nuys, California in June 2009, and our recently completed closure in December 2008 of our manufacturing facility in Pittsburg, Kansas, we will no longer qualify for the NPNS exemption provided for under SFAS No. 133 for the remaining natural gas purchase commitments related to those facilities.  In addition, we have concluded that the natural gas purchase commitments for our manufacturing facility in Arkansas and certain natural gas commitments for our facilities in Chihuahua, Mexico no longer qualify for the NPNS exemption provided for under SFAS No. 133, since we can no longer assert that it is probable we will take full delivery of these contracted quantities in light of the continued decline of our industry.  In accordance with SFAS No. 133, these natural gas purchase commitments are classified as being with “no hedging designation” and, accordingly, we are required to record any gains and/or losses associated with the changes in the estimated fair values of these commitments in our current earnings.   The contract and fair values of these purchase commitments classified as “no hedging designation” at June 28, 2009 were $12.9 million and $7.9 million, respectively, which represents a gross liability of $5.0 million, of which $3.7 million was included in accrued expenses and the remaining $1.3 million was included in other non-current liabilities in our June 28, 2009 condensed consolidated balance sheet. The gains and losses on these commitments totaled a gain of $0.5 million in the second quarter of 2009 and a loss of $3.4 million for the first half of 2009 which were included in cost of sales of our 2009 condensed consolidated statement of operations.

Based on the quarterly analysis of our estimated future production levels, certain natural gas purchase commitments with a contract value of $11.2 million and a fair value of $8.0 million for our manufacturing facilities in Mexico continue to qualify for the NPNS exemption provided for under SFAS No. 133, since we can assert that it is probable we will take full delivery of the contracted quantities.  The contract and fair values of all natural gas purchase commitments were $24.1 million and $15.9 million, respectively, at June 28, 2009.  As of December 28, 2008, the aggregate contract and fair values of natural gas commitments were approximately $28.0 million and $21.1 million, respectively.  Percentage changes in the market prices of natural gas will impact the fair values by a similar percentage.

The recurring fair value measurement of the natural gas purchase commitments are based on quoted market prices using the market approach and the fair value is determined based on Level 1 inputs within the fair value hierarchy provided for under SFAS No. 157.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf.  We may from time to time make written or oral statements that are “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements contained in this report and other filings with the SEC and other reports and public statements.  These statements may, for example, express expectations or projections about future actions or results that we may anticipate but, due to developments beyond our control, do not materialize.  Actual results could differ materially because of issues and uncertainties such as those listed herein, which, among others, should be considered in evaluating our financial outlook.  The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in the automotive industry, including the financial distress of our OEM customers and changes in consumer preferences for end products, fluctuations in production schedules for vehicles for which we are a supplier, increased global competitive pressures, our dependence on major customers and third party suppliers and manufacturers, our ability to achieve cost savings from reductions in manufacturing capacity, our exposure to foreign currency fluctuations, increasing fuel prices and other factors or conditions described in Item 1A – Risk Factors in Part II of this Quarterly Report on Form 10-Q and in Item 1A – Risk Factors in Part I of our 2008 Annual Report on Form 10-K.  We assume no obligation to update publicly any forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto.

Executive Overview

The second quarter of 2009 continued to include extremely difficult market conditions in the U.S. auto industry due to the further deterioration of market demand for cars and light trucks in North America.  Since late 2008, both GM and Chrysler have been provided with emergency funding from the U.S. federal government as part of efforts to restructure both automakers. On April 23, 2009, GM announced extended plant shutdown schedules that took place primarily in the second quarter of 2009.  Certain GM plants temporarily ceased production for as long as nine weeks in this period, impacting primarily production of full size pick-up trucks and SUVs, with less downtime at facilities supporting passenger cars and crossover type SUVs.  On April 30, 2009, Chrysler, another of our key customers, announced that it had reached an agreement in principle to establish an alliance with Fiat SpA, and that despite substantial progress in obtaining concessions from many of its lenders it was unable to avoid filing a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code.  The Chrysler announcement also indicated that all assembly plants would be closed during the bankruptcy proceedings.  This was followed on June 1, 2009 by GM’s announcement that it was also filing for protection under Chapter 11 of the U.S. Bankruptcy Code.  Chrysler and GM emerged from bankruptcy on June 10, 2009 and July 10, 2009, respectively.  Shortly after the Chapter 11 filings, both Chrysler and GM designated us as a key supplier, indicating that all pre- and post-petition accounts receivable would be paid in accordance with payment terms existing prior to the bankruptcy filing.

While we have had long term relationships with our customers and our supply arrangements are generally for multi-year periods, the unprecedented recent bankruptcy filings and announcements of North American automotive plant closures and other restructuring activities by our customers have and will continue to have a negative impact on our business.  We are unable to quantify the impact on our operating results for future periods until we receive additional details concerning the specific plants and wheel programs affected by these actions.

We have taken steps to manage our costs in order to rationalize our production capacity after announcement by our major customers of assembly plant closures and sweeping production cuts, particularly in the light truck and SUV platforms.  In August 2008, we announced the planned closure of our wheel manufacturing facility located in Pittsburg, Kansas, and workforce reductions in our other North American plants, resulting in the layoff of approximately 665 employees and the elimination of 90 open positions.  On January 13, 2009, we also announced the planned closure of our Van Nuys, California wheel manufacturing facility, thereby eliminating an additional 290 jobs.  The Kansas facility ceased operations in December 2008 and the California facility terminated operations in June 2009.

Due to the deteriorating financial condition of our major customers and others in the automotive industry, we again performed impairment analyses on all long-lived assets in our operating plants, in accordance with SFAS No. 144.  Our estimated undiscounted cash flow projections as of the end of the second quarter of 2009 exceeded the asset carrying values in all of our wheel manufacturing plants.  Additionally, because our 50-percent owned joint venture in Hungary is also affected by these same economic conditions, we performed an analysis of our investment in the joint venture, in accordance with APB No. 18.  This analysis also indicated that our investment was not impaired as of June 28, 2009.

Our customers continue to request price reductions as they work through their own financial hurdles.  We are engaged in ongoing programs to reduce our own costs through process automation and identification of industry best practices, and we have been successful in substantially mitigating pricing pressures in the past.  However, it has become increasingly more difficult to react quickly enough given the continuing pressure for price reductions, reductions in customer orders, and the lengthy transitional periods necessary to reduce labor and other costs.  As such, our profit margins will continue to be lower than our historical levels.  We will continue to strive to increase our operating margins from current operating levels by aligning our plant capacity with industry demand and aggressively implementing cost-saving strategies to enable us to meet customer-pricing expectations.  However, as we incur costs to implement these strategies, the initial impact on our future financial position, results of operations and cash flow may be negative, the extent to which cannot be predicted.  Additionally, even if successfully implemented, these strategies may not be sufficient to offset the impact of on-going pricing pressures and additional reductions in customer demand in future periods.

Overall North American production of passenger cars and light trucks in the second quarter was reported by industry publications as being down approximately 48 percent versus the same period a year ago, with production of passenger cars decreasing 45 percent while production of light trucks and SUVs decreased 51 percent.  The U.S. automotive industry continued to be impacted negatively by extended assembly plant closures, the lack of available consumer credit as a result of the deterioration of the U.S. financial markets and overall recessionary economic conditions in the U.S.

Consolidated revenues in the second quarter of 2009 decreased $136.5 million, or 63 percent, to $80.9 million from $217.4 million in the same period a year ago.  Wheel sales decreased $132.1 million, or 63 percent, to $78.6 million from $210.7 million in the second quarter a year ago, as our wheel shipments decreased 52 percent to approximately 1.4 million.  For the second consecutive quarter unit shipments approximated 1.4 million wheels, which is the lowest level for any quarter since the first quarter of 1992.  This shipment decrease and the resulting decline in wheel production profoundly impacted our ability to absorb fixed costs during the quarter, resulting in a gross margin loss of $(12.1) million.  The net loss after income taxes and equity earnings for the period was $(21.0) million, or $(0.79) per diluted share, compared to a net income in 2008 of $5.1 million, or $0.19 per diluted share.

Results of Operations

(Dollars in thousands, except per share amounts)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Selected data	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net sales	$80,886	$217,385	$162,434	$439,623
Gross profit (loss)	$(12,056)	$12,054	$(26,569)	$21,440
Percentage of net sales	-14.9%	5.5%	-16.4%	4.9%
Income (loss) from operations	$(20,788)	$5,154	$(48,986)	$8,330
Percentage of net sales	-25.7%	2.4%	-30.2%	1.9%
Net income (loss)	$(20,969)	$5,095	$(77,470)	$8,274
Percentage of net sales	-25.9%	2.3%	-47.7%	1.9%
Diluted earnings (loss) per share	$(0.79)	$0.19	$(2.90)	$0.31

Impairment of Long-Lived Assets and Other Charges

Due to the deteriorating financial condition of our major customers and others in the automotive industry, we performed impairment analyses as of the end of the second quarter of 2009 on all long-lived assets in our operating plants, in accordance with Statement of Financial Accounting Standards SFAS No. 144.  Our estimated undiscounted cash flow projections as of the end of the second quarter of 2009 exceeded the asset carrying values in all of our wheel manufacturing plants.  Additionally, because our 50-percent owned joint venture in Hungary is also affected by these same economic conditions, we performed an analysis of our investment in the joint venture, in accordance with Accounting Principles Board Opinions (APB) No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB No. 18).  This analysis also indicated that our investment was not impaired as of June 28, 2009.

Based on the impairment analysis performed at the end of the first quarter of 2009, we concluded that the estimated future undiscounted cash flows of our Fayetteville, Arkansas manufacturing facility would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility.  As a result we recorded a pretax asset impairment charge against earnings totaling $8.9 million during the first quarter of 2009, reducing the $18.2 million carrying value of certain assets at this facility to their respective estimated fair values.  The estimated fair values of the long-lived assets at our Fayetteville, Arkansas manufacturing facility were based, in part, on the estimated fair values of comparable properties.  These assets are classified as held and used within the scope of SFAS No. 144.  We have classified the inputs to the nonrecurring fair value measurement of these assets as being Level 2 within the fair value hierarchy of SFAS No. 157, “Fair Value Measurements” (as amended)  (SFAS No. 157), utilizing the market approach.

In January 2009, we announced the planned closure of our wheel manufacturing facility located in Van Nuys, California in an effort to further reduce costs and more closely align our capacity with sharply lower demand for aluminum wheels by the automobile and light truck manufacturers. The closure, which was completed by the end of the second quarter of 2009, resulted in the layoff of approximately 290 employees. A pretax asset impairment charge against earnings totaling $10.3 million, reducing the $10.8 million carrying value of certain assets at the Van Nuys manufacturing facility to their respective fair values, was recorded in the fourth quarter of 2008, when we concluded that the estimated future undiscounted cash flows of that operation would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility. One-time termination benefits and other shutdown costs related to this plant closure are estimated to approximate $5.7 million, of which $1.9 million was recorded in the second quarter and $3.5 million for the first two quarters of 2009.  Costs for one-time termination benefits totaled $1.0 million and were included in cost of sales in the current quarter and $2.2 million of the $2.4 million costs for the first two quarters were included in cost of sales. These one-time termination benefits are derived from the individual agreements with each employee and are being accrued for ratably over the requisite service period.  As of June 28, 2009, our liability for one-time termination benefits related to the closure of the Van Nuys, California manufacturing facility totaled $0.7 million and was included in accrued expenses in our condensed consolidated balance sheet.  Payments for one-time termination benefits related to the closure of this facility totaled $1.2 million in the second quarter of 2009 and $1.8 million for the first two quarters.

We recorded a total of $1.5 million in the second quarter of 2009 and $2.3 million for the first two quarters of 2009 for one-time termination benefits costs related to our other workforce reductions.  These amounts were also recorded in cost of sales in our condensed consolidated statement of operations and were paid in full as of June 28, 2009.

During the second quarter of 2009, we accepted an offer for the sale of our Johnson City, Tennessee manufacturing facility, at a selling price below its current carrying value.  As a result, we have recorded a reduction in our carrying value of this facility by $0.6 million to its estimated fair value of $2.2 million.  Subsequent to the end of the second quarter, we received some indications, based on equipment sales that occurred subsequent to June 28, 2009, that the carrying values of the held for sale equipment from our Pittsburg, Kansas, and Van Nuys, California, facilities, totaling $2.6 million, were higher than current market values.  Consequently, we recorded an additional impairment charge of $1.9 million to reduce the carrying value of this equipment to its new estimated fair value.  We have classified the above nonrecurring fair value measurements as  Level 1 inputs within the fair value hierarchy of SFAS No 157 utilizing the market approach.  Due to plant shutdowns and the realignment of our business to match our current production needs, we have identified, and are in the process of selling, specific long-lived assets from our former manufacturing operations in Van Nuys, California, Johnson City, Tennessee, and Pittsburg, Kansas.  These assets, which totaled $9.6 million at June 28, 2009, are classified as assets held for sale in accordance with SFAS No. 144.

Sales

Consolidated revenues in the second quarter of 2009 decreased $136.5 million, or 62.8 percent, to $80.9 million from $217.4 million in the same period a year ago.  Wheel sales decreased $132.1 million, or 62.7 percent, to $78.6 million from $210.7 million in the second quarter a year ago, as our wheel shipments decreased by 52.3 percent.  The average selling price of our wheels decreased approximately 22 percent in the current quarter due to a 17 percent decrease in the pass-through price of aluminum and a 5 percent decrease in the average selling price due to a shift in sales mix away from light trucks and SUVs.  Tooling reimbursement revenues totaled $2.3 million in the second quarter of 2009 and $6.7 million in the first quarter of 2008.  The decrease in tooling reimbursement revenues in the current quarter was due to a lower volume of new wheel development programs during 2009 and higher than normal level of tooling reimbursements in the second quarter of 2008.

Consolidated revenues in the first two quarters of 2009 decreased $277.2 million, or 63.1 percent, to $162.4 million from $439.6 million in the same period a year ago.  Wheel sales decreased $271.5 million, or 63.2 percent, to $157.9 million from $429.4 million in the first two quarters a year ago, as our wheel shipments decreased by 53.7 percent.  The average selling price of our wheels during the first six months of 2009 decreased approximately 21 percent due to a 14 percent decrease in the pass-through price of aluminum and a 7 percent decrease in the average selling price due to a shift in sales mix.  Wheel program development revenues totaled $4.5 million in the first two quarters of 2009 and $10.2 million in the same period of 2008.  This decrease was due to lower volume of new wheel development programs during 2009 and higher than normal level of tooling reimbursements in 2008.

As reported by industry publications, North American production of passenger cars and light trucks in the second quarter was down approximately 48 percent compared to the same quarter in the previous year, while our wheel shipments fell 52 percent for the same period.  The decline of North American production included a decrease of 45 percent for passenger cars while light trucks fell by 51 percent. During the same period, our shipments of passenger car wheels decreased by 51 percent while light truck wheel shipments decreased by 53 percent.

Due to the GM and Chrysler bankruptcy filings and resulting assembly plant shutdowns, wheel shipments in the second quarter of 2009 to GM were 29 percent of total shipments compared to 32 percent a year ago, and wheel shipments to Chrysler were 8 percent of total shipments compared to 18 percent in 2008.  Wheel shipments to Ford were 42 percent of total shipments compared to 29 percent a year ago.  Wheel shipments to our international customers were 21 percent of total sales, the same as the second quarter of the prior year.  Our shipments to GM decreased 57 percent compared to the second quarter of 2008, as light truck wheel shipments decreased 63 percent and shipments of passenger car wheels decreased 47 percent.  The major unit shipment decreases were for the GMT800/900 platform and Chevrolet’s Malibu and Trailblazer.  Shipments to Chrysler decreased 79 percent versus the prior year, as shipments of light truck and passenger car wheels both decreased 79 percent.  The major decreases in unit shipments were for the Sebring and Dodge’s Journey and Magnum/Charger.  Shipments to Ford decreased 29 percent compared to the same period a year go, as light truck wheel shipments decreased 19 percent and shipments of passenger car wheels decreased 39 percent.  The major unit shipment decreases were for the Mustang, Explorer and the Focus.  Shipments to international customers decreased 54 percent compared to a year ago, as shipments of light truck wheels decreased 52 percent and shipments of passenger car wheels decreased 55 percent.  The principal unit shipment decreases to international customers in the current period compared to a year ago were for Nissan’s Altima and Frontier/Xterra and the Toyota Matrix, while the only significant unit shipment increase was for the Toyota Highlander.

Gross Profit (Loss)

Consolidated gross profit (loss) decreased $24.1 million for the second quarter of 2009 to a loss of $(12.1) million, or (14.9) percent of net sales, compared to a gross profit of $12.1 million, or 5.5 percent of net sales, for the same period a year ago.  As indicated above, unit shipments in the second quarter of 2009 decreased 52 percent compared to the same period a year ago.  The sharp decrease in customer requirements resulted in wheel production also decreasing 52 percent compared to the same period a year ago, significantly impacting absorption of plant fixed costs.  This, along with the lost margin on the 52 percent decrease in unit shipments contributed to the gross margin of our wheel plants decreasing approximately 20.4 percent in the second quarter of 2009.  One-time termination benefits costs related to the California plant closure included in gross profit during the quarter totaled approximately $1.0 million. Other non-impairment costs associated with plant closures and other workforce reduction costs included in gross profit during the quarter totaled $3.1 million.  Additionally, for the second quarter of 2009, workers compensation and medical claims expenses at our California plant were $2.3 million higher than in the same period a year ago.

Consolidated gross profit (loss) for the first two quarters of 2009 decreased $48.0 million to a loss of $(26.6) million, or (16.4) percent of net sales, compared to a gross profit of $21.4 million, or 4.9 percent of net sales, for the same six month period a year ago.  The slowdown in the general economy in early 2009 followed by the bankruptcy filings and extended assembly plant shutdowns by Chrysler and GM contributed to the 54 percent decrease in unit shipments and the 53 percent decrease in wheel production in the first half of 2009 compared to 2008.  These were the principal reasons for the significant decrease in our gross margin.  One-time termination benefits costs related to the Van Nuys plant closure included in gross profit during the first two quarters totaled approximately $2.2 million. Other non-impairment costs associated with plant closures and other workforce reduction costs included in gross profit during the first two quarters totaled $5.0 million.  For the first two quarters of 2009, the California plant’s workers compensation and medical claims expenses were $2.7 million higher than in the same period a year ago.

We are continuing to implement action plans to improve operational performance and mitigate the impact of the declines in U.S. auto industry production and the continuing pricing environment in which we now operate.  While we continue to reduce costs through process automation and identification of industry best practices, the pace of auto production declines and global pricing pressures may continue at a rate faster than our progress on achieving cost reductions for an indefinite period of time.  This is due to the inherently time-consuming nature of developing and implementing these cost reduction programs.  In addition, although we have a portion of our natural gas requirements covered by fixed-price contracts expiring through 2012, costs may increase to a level that cannot be immediately recouped in selling prices.  The impact of these factors on our future financial position, results of operations and cash flows may be negative, to an extent that cannot be predicted, and we may not be able to implement sufficient cost-saving strategies to mitigate any future impact.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2009 decreased $1.1 million to $5.8 million, or 7.2 percent of net sales, from $6.9 million, or 3.2 percent of net sales, in the same period in 2008.  The principal decreases in the second quarter of 2009 were $0.4 million in salaries and related fringe benefits, due to personnel reductions during later part of 2008 and early 2009, $0.3 million in the provision for doubtful accounts and $0.2 million in travel and entertainment expenses.  For the first two quarters of 2009, selling, general and administrative expenses were $10.6 million, or 6.5 percent of net sales, for 2008 compared to $13.1 million, or 3.0 percent of net sales, for the same period in 2008.  The principal reductions in the year-to-date period were $1.0 million in the provision for doubtful accounts, $0.5 million in salaries and related fringes, and $0.3 million in lease costs.

Equity in Earnings (Loss) of Joint Venture

Equity in earnings of joint venture represents our share of the equity earnings of our 50-percent owned joint venture in Hungary, Suoftec.  Our share of Suoftec’s net loss in the second quarter of 2009 was $(2.2) million compared to income of $0.4 million for the same period in 2008.  Including adjustments for the elimination of intercompany profits in inventory, our adjusted equity earnings of this joint venture was a loss of $(2.2) million in the second quarter of 2009 and income of $0.6 million in the second quarter of 2008.

Our joint venture was negatively impacted by customer restructurings and the economic conditions affecting the automotive industry in Europe.  Net sales decreased $19.1 million, or 49 percent, to $19.9 million in the second quarter of 2009 compared to $39.0 million for the same period last year.  The decrease in net sales was due to a 38 percent decrease in units shipped, along with an 18 percent decrease in the average selling price in U.S. dollars.  However, the average selling price in euros, the functional currency of the joint venture, declined only 5 percent and the U.S. dollar/euro exchange rate decreased 13 percent.  Net sales for the first two quarters of 2009 decreased by $44.5 million, or 54 percent, to $38.6 million compared to $83.1 million for the same period in 2008.  The decrease in net sales for the year-to-date period was due to a 44 percent decrease in units shipped and a 17 percent decrease in the average selling price in U.S. dollars.  However, the average selling price in euros decreased only 4 percent and the euro to U.S. dollar exchange rate decreased 13 percent during the period.

Gross profit (loss) in the second quarter decreased to a loss of $(4.7) million, or (23.4) percent of net sales, compared to gross profit of $0.7 million, or 1.9 percent of net sales, for the same quarter of last year.  Gross profit (loss) for the first two quarters of 2009 decreased $13.5 million to a loss of $(6.5) million, or (16.7) percent of net sales, from a profit of $7.0 million, or 8.4 percent of net sales, in the same period a year ago.  The main contributors to the decrease in gross profit this quarter compared to the same quarter last year were the lost margin on the 38 percent decrease in unit shipments and the inability to absorb fixed costs due to the 41 percent decrease in production.  Other items decreasing gross profit in the current period were a higher than normal amount of rework necessary to correct quality issues and higher costs for utilities.  These same factors contributed to the year-to-date decrease in gross profit.

Selling, general and administrative expenses this quarter decreased to $0.4 million from $0.8 million in the same quarter last year.  The $0.4 million decrease in selling, general and administrative expenses was due principally to the 13 percent decrease in the U.S. dollar/euro exchange rate.  Selling, general and administrative expenses for the first two quarters of 2009 decreased to $0.9 million from $1.5 million in the same period last year.  The $0.6 million decrease in selling, general and administrative expenses was principally due to the 13 percent decrease in the average euro to U.S. dollar exchange rate and decreases in sales commissions.

Due principally to the decrease in gross profit explained above, Suoftec’s net income decreased to a loss of $(4.5) million in the second quarter of 2009 from an income of $0.9 million in the same quarter last year. Net loss for the first two quarters of 2009 was $(6.4) million compared to net income of $5.3 million in the same period a year ago.

Income Tax (Provision) Benefit

The income tax (provision) benefit on income before income taxes and equity earnings for the six months ended June 28, 2009 was a provision of $(23.6) million, including the $(25.3) million impact of the valuation allowance described below, compared to  a provision of $(2.5) million for the same period in 2008.

In accordance with SFAS No. 109, we determined in the first quarter of 2009 that a valuation allowance was required to reduce our U.S. federal deferred tax asset.  In addition to the cumulative U.S. tax losses for the past three years, and the expectation of a U.S. tax loss in the current year, we considered, among other factors, the announcements of filing for bankruptcy by Chrysler and prolonged plant closures by GM and Chrysler, which severely limited our ability to identify objectively verifiable positive evidence to support the likelihood of the realization of this deferred tax asset.  Further, the current volatility of the automotive industry creates significant uncertainty and subjectivity to the timing of profitability in future periods.  Under these circumstances, SFAS No. 109 imposes a strong presumption that a valuation allowance is required in the absence of objectively verifiable information.  Consequently, in considering the weight of all positive and negative evidence available as of the date of our 10-Q filing, we recorded a valuation allowance of $25.3 million, which was reflected as a charge against tax expense in the first quarter of 2009.

In the second quarter, we continued to evaluate all available positive and negative evidence available at the time of filing our quarterly report.  At this time we have concluded that a valuation allowance is still required due to the cumulative U.S. tax losses for the past three years, and the expectations of U.S. tax losses in the current year, as well as the anticipated contraction in the automotive industry in the foreseeable future.

Within the next twelve month period ending June 27, 2010, we anticipate that due to the expiration of statutes of limitations and terminations of examinations, unrecognized tax benefits in the amount of $11.5 million will be recognized from our $55.4 million unrecognized tax liability, which includes interest and penalty.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, net cash provided by operating activities and other external sources of funds.  Working capital and our current ratio were $247.4 million and 5.9:1, respectively, at June 28, 2009, versus $257.1 million and 5.1:1 at December 28, 2008.  We have no long-term debt.  As of June 28, 2009, our cash and cash equivalents totaled $169.3 million compared to $146.9 million at December 28, 2008 and $98.1 million at June 29, 2008.  The increase in cash and cash equivalents since June 29, 2008 was due principally to reduced funding requirements of accounts receivable and inventories.  For the foreseeable future, we expect all working capital requirements, funds required for investing activities, and cash dividend payments to be funded from internally generated funds or existing cash and cash equivalents.  The increase in cash provided by operating activities and in cash and cash equivalents experienced in the first half of 2009 may not necessarily be indicative of future results.

Net cash provided by operating activities increased $31.5 million to $36.6 million for the twenty-six weeks ended June 28, 2009, compared to $5.1 million provided during the same period a year ago.  The change in net income plus the changes in non-cash items decreased net cash provided by operating activities by $(56.0) million.  This decrease was offset by the net change in working capital requirements and other operating assets and liabilities, totaling $87.5 million.  Funding requirements for accounts receivable decreased $58.8 million, due to the significant decrease in sales compared to a year ago.  During the same period, funding requirements for inventories declined an additional $19.5 million due to the reduction of inventory quantities and lower aluminum costs in the current period.

Our principal investing activity during the twenty-six weeks ended June 28, 2009 was funding $5.7 million of capital expenditures.  Similar investing activities during the same period a year ago included funding $5.9 million of capital expenditures.  The capital expenditures in both periods were for ongoing improvements to our existing facilities, none of which were individually significant.

Financing activities during the twenty-six weeks ended June 28, 2009 and June 29, 2008 consisted primarily of the payment of cash dividends on our common stock totaling $8.5 million in both periods.  In addition, $0.5 million of proceeds were received from the exercise of stock options during the twenty-six weeks ended June 29, 2008.

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

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). This statement replaces SFAS No. 141, “Business Combinations” (SFAS No. 141), and defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement’s scope is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of the applicable provisions of SFAS No. 141(R) as of January 1, 2009 did not have a material impact on our consolidated results of operations or statement of financial position or disclosures.

In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The FASB also decided to amend SFAS No. 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.  We adopted SFAS No. 157 effective January 1, 2009 for nonrecurring fair value measurements of nonfinancial assets and liabilities and have included the required discussion in Note 4 – Impairment of Long-lived Assets,  Other Charges and Assets Held for Sale and Note 17 – Risk Management.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161), an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).  This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, as well as related hedged items, bifurcated derivatives and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of the applicable provisions of SFAS No. 161 as of January 1, 2009, did not have a material impact on our consolidated results of operations or statement of financial position.

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

During May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165), to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This statement is effective for interim or annual financial periods ending after June 15, 2009. we adopted SFAS No. 165 during our second fiscal quarter and it had no impact on results of operations or financial position. In the preparation of the condensed consolidated financial statements, we evaluated subsequent events after the balance sheet date of June 28, 2009 through August 6, 2009.

During June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167), which changes the approach in determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs.  SFAS No.167 is effective for annual periods beginning after November 15, 2009.  We are evaluating the impact, if any, the adoption of SFAS No. 167 will have on its consolidated financial statements.

During June 2009, the FASB issued FAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No.162” (SFAS No. 168), which establishes the FASB Accounting Standards Codification as the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. SFAS No.168 will become effective during our third quarter of 2009. We expect that the adoption of SFAS No. 168 will not have an impact on its results of operations or financial position.

Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, changing commodity prices for the materials used in the manufacture of our products, and the development of new products.

The functional currencies of our foreign operations in Mexico and Hungary are the Mexican peso and the euro, respectively. We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional and legal currencies – the Mexican peso and the euro. The value of the Mexican peso increased by 4 percent in relation to the U.S. dollar in the first two quarters of 2009.  The euro experienced no significant change versus the U.S. dollar in the first two quarters of 2009.  Foreign currency transaction losses in the second quarter of 2009 totaled $1.6 million compared to a loss of $1.3 million in the same period a year ago.  For the first half of 2009, we had foreign currency transaction losses totaling $1.6 million compared to a loss of $1.7 million in 2008.  All transaction gains and losses are included in other income (expense) in the consolidated statement of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations has resulted in a cumulative unrealized translation loss at June 28, 2009 of $61.8 million. Since our initial investment in our joint venture in Hungary in 1995, the fluctuations in functional currencies have resulted in a cumulative unrealized translation gain at June 28, 2009 of $5.7 million.  Translation gains and losses are included in other comprehensive income (loss) in the consolidated statements of shareholders’ equity and comprehensive loss.

When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials in order to mitigate commodity price risk. Typically, any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, such normal purchase/normal sale (NPNS) commitments are not subject to the provisions of SFAS No. 133, unless there is a change in the facts or circumstances in regard to the probability of taking full delivery of the contracted quantities.

We currently have several purchase agreements for the delivery of natural gas through 2012.  With the recent closure of our manufacturing facility in Van Nuys, California in June 2009, and our recently completed closure in December 2008 of our manufacturing facility in Pittsburg, Kansas, we will no longer qualify for the NPNS exemption provided for under SFAS No. 133 for the remaining natural gas purchase commitments related to those facilities.  In addition, we have concluded that the natural gas purchase commitments for our manufacturing facility in Arkansas and certain natural gas commitments for our facilities in Chihuahua, Mexico no longer qualify for the NPNS exemption provided for under SFAS No. 133, since we can no longer assert that it is probable we will take full delivery of these contracted quantities in light of the continued decline of our industry.  In accordance with SFAS No. 133, these natural gas purchase commitments are classified as being with “no hedging designation” and, accordingly, we are required to record any gains and/or losses associated with the changes in the estimated fair values of these commitments in our current earnings.   The contract and fair values of these purchase commitments classified as “no hedging designation” at June 28, 2009 were $12.9 million and $7.9 million, respectively, which represents a gross liability of $5.0 million, of which $3.7 million was included in accrued expenses and the remaining $1.3 million was included in other non-current liabilities in our June 28, 2009 condensed consolidated balance sheet. The gains and losses on these commitments totaled a gain of $0.5 million in the second quarter of 2009 and a loss of $3.4 million for the first half of 2009 which were included in cost of sales of our 2009 condensed consolidated statement of operations.

Based on the quarterly analysis of our estimated future production levels, certain natural gas purchase commitments with a contract value of $11.2 million and a fair value of $8.0 million for our manufacturing facilities in Mexico continue to qualify for the NPNS exemption provided for under SFAS No. 133, since we can assert that it is probable we will take full delivery of the contracted quantities.  The contract and fair values of all natural gas purchase commitments were $24.1 million and $15.9 million, respectively, at June 28, 2009.  As of December 28, 2008, the aggregate contract and fair values of natural gas commitments were approximately $28.0 million and $21.1 million, respectively.  Percentage changes in the market prices of natural gas will impact the fair values by a similar percentage.

The recurring fair value measurement of the natural gas purchase commitments are based on quoted market prices using the market approach and the fair value is determined based on Level 1 inputs within the fair value hierarchy provided for under SFAS No. 157.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our 2008 Annual Report on Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management” in this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 28, 2009.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls and procedures and the effect of the controls and procedures on the information generated for use in this report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, was being undertaken if needed. This type of evaluation is performed on a quarterly basis so that conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K. Many of the components of our disclosure controls and procedures are also evaluated by our internal audit department, our legal department and by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures on an ongoing basis, and to maintain them as dynamic systems that change as conditions warrant.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2009, our disclosure controls and procedures were effective.

Inherent Limitations on Effectiveness of Controls

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our control system can prevent or detect all error or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

Information regarding reportable legal proceedings is contained in Item 3 - Legal Proceedings in Part I of our 2008 Annual Report on Form 10-K and in Note 16 – Commitments and Contingencies of this Quarterly Report on Form 10-Q.  On August 29, 2007, the plaintiffs filed an amended consolidated complaint that was substantially similar to the prior consolidated complaint in the matter In re Superior Industries International, Inc. Derivative Litigation.  In response, we and the individual defendants filed motions to dismiss on September 21, 2007.  In an order dated April 14, 2008, the court granted again our motion to dismiss the amended consolidated complaint. On May 5, 2008, the plaintiffs filed a verified second amended consolidated shareholder derivative complaint that alleges claims substantially similar to the prior complaints.  Once again, the company and the individual defendants filed motions to dismiss on May 30, 2008.  The court heard the motions to dismiss on September 15, 2008 but has yet to rule on the motions.  On March 6, 2009, the court ordered that it would hold its rulings in abeyance for 60 days to permit the parties an opportunity to conclude settlement negotiations.  On May 5, 2009 and on July 7, 2009, the parties requested an additional 60 days to conclude settlement negotiations and the court granted both extensions.  We anticipate that the resolution of this matter will not have a material adverse affect on our financial position or results of operations.

The South Coast Air Quality Management District (the SCAQMD) issued to us notices of violation (NOVs) on December 14, 2007 and in late 2008 and early 2009, alleging violations of certain permitting and air quality rules at our Van Nuys, California manufacturing facility.  The late 2008 and early 2009 notices were issued as a matter of administrative procedure well after the company self-disclosed and corrected certain discrepancies associated with the manner that the facility reported nitrogen oxide (NOx) emissions from 2004 through 2007.  After researching the history of the air quality permits and other facts, we met with the SCAQMD on May 1, 2008 and October 17, 2008, to resolve the issues raised in the NOVs and address other compliance issues.    On April 22, 2009, we obtained an administrative variance order that resolved one of the compliance issues associated with two paint powder booths at the facility.

We have taken all steps to remedy the remaining issues associated with the violations.  The initial NOV alleged that we failed to submit permit applications to modify the burners for the three furnaces and failed to update the NOx emission factors for the same three furnaces.  We agreed to conduct source testing to update the NOx emission factors and to submit new permit applications for the furnaces, which we did on June 6, 2008.  The agency has not yet processed the applications because the agency placed the applications on temporary hold to address internal agency policy on the processing of permit applications.  To expedite permitting, we proposed amendments to the permit applications that the agency currently is reviewing and expects to process soon.  We have proposed that in lieu of penalties, the violations be resolved by surrendering applications for certain emission reductions or trading credits that arose when the Van Nuys manufacturing activities ceased in June 2009.  However, it is premature to anticipate what the probable resolution may be or its associated cost.  We anticipate that the resolution of this matter will not have a material adverse effect on our financial position or results of operations.

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

GM, Ford and Chrysler, who together represented approximately 79 percent of our total wheel sales in the first two quarters of 2009 and 82 percent for the 2008 fiscal year, are undergoing unprecedented financial distress.  Globally, automakers are in financial distress, including additional OEMs who are our customers.  Since late 2008, Chrysler and GM received emergency funding from the U.S. federal government as part of efforts to restructure both automakers.  On April 30, 2009, Chrysler filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code.  This was followed on June 1, 2009 by GM’s announcement that it was also filing a voluntary petition under Chapter 11 of the Bankruptcy Code.  Reorganized entities for both Chrysler and GM emerged from bankruptcy on June 10, 2009 and July 10, 2009, respectively.  Shortly after the Chapter 11 filings, both Chrysler and GM designated us as a key supplier, indicating that all pre-and post-petition accounts receivable would be paid in accordance with payment terms existing prior to the bankruptcy filings.  There continues to be uncertainty surrounding the various restructurings within the automotive industry, which may lead to additional bankruptcy filings and additional financing from the U.S. government that may impose conditions on our customers that would adversely impact demand for our products.

Although both Chrysler and GM have subsequently emerged from bankruptcy, there can be no assurance that their respective bankruptcy restructurings will restore consumer confidence, increase vehicle production or improve the current economic and financial conditions.  In addition, there continues to be uncertainty surrounding other restructurings within the automotive industry, which may lead to additional bankruptcy filings and additional financing from the U.S. government that may impose conditions on our customers that would adversely impact demand for our products.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales or repurchases of our common stock during the second quarter of 2009.

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 29, 2009 for the purpose of (i) electing two Directors, (ii) approving of bylaw amendment to reduce board size, and (iii) voting on a shareholder proposal to change the voting standard for director elections. Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act and there was no solicitation in opposition to management’s solicitation. There were 26,668,440 shares of our common stock issued, outstanding and entitled to vote as of the record date, April 3, 2009. There were present at the meeting, in person or by proxy, the holders of 23,412,608 shares, representing 88 percent of the total shares outstanding and entitled to vote at the meeting. Accordingly, 12 percent, or 3,255,832 shares were not present at the meeting, in person or by proxy.

All of management’s nominees for Director as listed in the proxy statement were elected for a three-year term with the following vote:

	Shares	Shares
Nominee	Voted for	Withheld

Philip W. Colburn	22,352,192	1,060,416
Margaret S. Dano	22,404,067	1,008,541

The following incumbent Directors will have their terms of office expire as of the date of the Annual Meeting of Shareholders in the years indicated below:

Incumbent Director	Year

Sheldon I. Ausman	2010
V. Bond Evans	2010
Michael J. Joyce	2010
Louis L. Borick	2011
Steven J. Borick	2011
Francisco S. Uranga	2011

The bylaw amendment to reduce board size failed to pass because it did not obtain the required support of 80 percent of the outstanding shares.  The final results were as follows:

	Shares	Shares	Shares	Broker
	For	Against	Abstain	Non-Vote
Bylaw amendment to reduce board size	19,819,238	3,582,831	10,536	-

The shareholder proposal also failed to pass with the following vote:

	Shares	Shares	Shares	Broker
	For	Against	Abstain	Non-Vote
Shareholder proposal	6,643,605	14,993,862	17,052	1,758,089

Item 6.  Exhibits

3.1	Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed September 5, 2007).

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC. (Registrant)

Date: August 7, 2009	/s/ Steven J. Borick
Steven J. Borick Chairman, Chief Executive Officer and President

Date: August 7, 2009	/s/ Erika H. Turner
Erika H. Turner Chief Financial Officer