Form 10-Q
period 2009-09-27
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2009-11-06
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009

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

Number of shares of no par value common stock outstanding as of November 2, 2009: 26,668,440.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

NET SALES	$111,371	$163,354	$273,805	$602,977
Cost of sales	107,149	174,545	296,152	592,729

GROSS PROFIT (LOSS)	4,222	(11,191)	(22,347)	10,248

Selling, general and administrative expenses	5,781	6,187	16,394	19,297
Impairment of long-lived assets	-	5,044	11,804	5,044

LOSS FROM OPERATIONS	(1,559)	(22,422)	(50,545)	(14,093)

Interest income, net	844	649	1,603	2,335
Other income (expense), net	818	2,015	(1,636)	109

INCOME (LOSS) BEFORE INCOME
TAXES AND EQUITY EARNINGS	103	(19,758)	(50,578)	(11,649)

Income tax benefit (provision)	(8,772)	5,694	(32,415)	3,153
Equity in earnings (loss) of joint venture	(4,072)	(143)	(7,218)	2,562

NET LOSS	$(12,741)	$(14,207)	$(90,211)	$(5,934)

LOSS PER SHARE - BASIC	$(0.48)	$(0.53)	$(3.38)	$(0.22)

LOSS PER SHARE - DILUTED	$(0.48)	$(0.53)	$(3.38)	$(0.22)

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16	$0.48	$0.48

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share amounts)
(Unaudited)
	September 27, 2009	December 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$131,515	$146,871
Short term investments	6,151	-
Accounts receivable, net	84,363	89,426
Inventories, net	45,481	70,115
Income taxes receivable	4,782	3,901
Deferred income taxes	7,490	5,995
Assets held for sale	6,970	-
Other current assets	17,740	2,981
Total current assets	304,492	319,289

Property, plant and equipment, net	180,389	216,209
Investment in joint venture	41,971	48,196
Non-current deferred income taxes	76	39,152
Other assets	9,099	5,693

Total assets	$536,027	$628,539

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,079	$26,318
Accrued expenses	35,224	35,239
Income taxes payable	-	644
Total current liabilities	63,303	62,201

Non-current tax liabilities	44,019	51,330
Non-current deferred income taxes	21,741	22,535
Other non-current liabilities	29,518	20,880
Commitments and contingencies (Note 16)	-	-
Shareholders' equity:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued - none	-	-
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 26,668,440 shares
(26,668,440 shares at December 28, 2008)	56,172	54,634
Accumulated other comprehensive loss	(59,918)	(67,244)
Retained earnings	381,192	484,203
Total shareholders' equity	377,446	471,593

Total liabilities and shareholders' equity	$536,027	$628,539

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
	Thirty-Nine Weeks Ended
	September 27, 2009	September 28, 2008

NET CASH PROVIDED BY OPERATING ACTIVITIES	$13,712	$24,369

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(9,708)	-
Additions to property, plant and equipment	(7,443)	(8,886)
Proceeds from sales of fixed assets	883	133
Proceeds from dissolution of TSL joint venture	-	152

NET CASH USED IN INVESTING ACTIVITIES	(16,268)	(8,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(12,800)	(12,795)
Proceeds from exercise of stock options	-	617

NET CASH USED IN FINANCING ACTIVITIES	(12,800)	(12,178)

Net increase (decrease) in cash and cash equivalents	(15,356)	3,590

Cash and cash equivalents at the beginning of the period	146,871	106,769

Cash and cash equivalents at the end of the period	$131,515	$110,359

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Loss
(Dollars in thousands, except per share data)
(Unaudited)
			Accumulated
	Common Stock		Other
	Number of		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total

BALANCE AT
DECEMBER 28, 2008	26,668,440	$54,634	$(67,244)	$484,203	$471,593

Comprehensive income (loss):

Net loss	-	-	-	(90,211)	(90,211)
Other comprehensive income, net of tax:
Foreign currency translation gain	-	-	7,296	-	7,296
Net actuarial gain on pension obligation	-	-	30	-	30
Total comprehensive loss					(82,885)

Stock-based compensation expense	-	1,698	-	-	1,698

Tax impact of stock options	-	(160)	-	-	(160)

Cash dividends declared ($0.48 per share)	-	-	-	(12,800)	(12,800)
BALANCE AT
SEPTEMBER 27, 2009	26,668,440	$56,172	$(59,918)	$381,192	$377,446

Comprehensive loss, net of tax was $(3,562) for the thirty-nine weeks ended September 28, 2008, which included: net loss of $(5,934), foreign currency translation adjustment gain of $2,302 and an unrealized gain of $70 on our pension obligation.

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Notes to Condensed Consolidated Financial Statements
September 27, 2009
(Unaudited)

Note 1 – Nature of Operations

Headquartered in Van Nuys, California, the principal business of Superior Industries International, Inc. (referred to herein as the “company” or in the first person notation “we,” “us” and “our”) is the design and manufacture of aluminum road wheels for sale to original equipment manufacturers (OEM). We are one of the largest suppliers of cast and forged aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and Hungary.  Customers headquartered in North America represent the principal market for our products. In addition, the majority of our sales to international customers are delivered primarily to their assembly operations in the United States.

Ford Motor Company (Ford), General Motors Corporation, or its successor, General Motors Company (GM) and Chrysler LLC or its successor, Chrysler Group LLC (Chrysler), together represented approximately 81 percent of our total wheel sales during the first three fiscal quarters of 2009 and 82 percent for the 2008 fiscal year. We also manufacture aluminum wheels for Audi, BMW, Jaguar, Land Rover, Mercedes Benz, Mitsubishi, Nissan, Seat, Skoda, Subaru, Suzuki, Toyota, Volkswagen and Volvo through our 50-percent owned joint venture in Europe.  The loss of all or a substantial portion of our sales to Ford, GM or Chrysler would have a significant adverse impact on our operating results and financial condition, unless the lost volume could be replaced. This risk is partially mitigated by our long term relationships with these OEM customers and our supply arrangements which are generally for multi-year periods.

Beginning with the third quarter of 2008, the automotive industry was impacted negatively by the continued dramatic shift away from full-size trucks and SUVs caused by continuing high fuel prices, rapidly rising commodity prices and the tightening of consumer credit due to the then deteriorating U.S. financial markets.  Accordingly, our customers announced unprecedented restructuring actions, including assembly plant closures, significant reductions in production of light trucks and SUVs, delayed launches of key 2009 model-year light truck programs and movement toward more fuel-efficient passenger cars and cross-over type vehicles.  This was the first of five consecutive quarters with very difficult market conditions in the U.S. automotive industry.  While we have had long-term relationships with our customers and our supply arrangements are generally for multi-year periods, the recent bankruptcy filings and resulting assembly plant closures and other restructuring activities by our customers have and will continue to have a negative impact on our business.

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

Note 2 – Presentation of Condensed Consolidated Financial Statements

During interim periods, we follow the accounting policies set forth in our 2008 Annual Report on Form 10-K and apply appropriate interim financial reporting standards for a fair statement of our operating results and financial position in conformity with accounting principles generally accepted in the United States of America, as codified in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) (U.S. GAAP), as indicated below.  Users of financial information produced for interim periods in 2009 are encouraged to read this Quarterly Report on Form 10-Q in conjunction with our consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (SEC) in our 2008 Annual Report on Form 10-K.

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

We use a 4-4-5 convention for our fiscal quarters, which are thirteen week periods generally ending on the last Sunday of each calendar quarter.  We refer to these thirteen week fiscal periods as “quarters” throughout this report.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended September 27, 2009 and September 28, 2008, (ii) the condensed consolidated balance sheets at September 27, 2009 and December 28, 2008, (iii) the condensed consolidated statements of cash flows for the thirty-nine week periods ended September 27, 2009 and September 28, 2008, and (iv) the condensed consolidated statement of shareholders’ equity and comprehensive loss for the thirty-nine week period ended September 27, 2009. The condensed consolidated balance sheet as of December 28, 2008 was derived from our 2008 audited financial statements, but does not include all disclosures required by U.S. GAAP.

Note 3 – Impairment of Long-Lived Assets, Other Charges and Assets Held for Sale

Due to the deteriorating financial condition of our major customers and others in the automotive industry, we performed impairment analyses as of the end of the third quarter of 2009 on all long-lived assets in our operating plants, in accordance with FASB ASC 360 Property, Plant, and Equipment (Prior authoritative literature: Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets”) (ASC 360).  Our estimated undiscounted cash flow projections as of the end of the third quarter of 2009 exceeded the asset carrying values in all of our wheel manufacturing plants; therefore, no impairment was required to be made to our long-lived assets in our operating plants.  Additionally, because our 50-percent owned joint venture in Hungary is also affected by these same economic conditions and certain other indicators of impairment, we performed an analysis of our investment in the joint venture, in accordance with FASB ASC 323 Investments – Equity Method and Joint Ventures (Prior authoritative literature: Accounting Principles Board Opinions (APB) No. 18, “The Equity Method of Accounting for Investments in Common Stock”) (ASC 323).  This analysis also indicated that there was not an other than temporary impairment of this investment as of September 27, 2009.  We will continue to monitor and perform updates of the impairment testing of our long-lived assets and our joint venture investment as long as impairment indicators are present.

We also performed impairment analyses at the end of the first quarter of 2009.  Based on these analyses, we concluded that the estimated future undiscounted cash flows of our Fayetteville, Arkansas manufacturing facility would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility.  As a result, we recorded a pretax asset impairment charge against earnings totaling $8.9 million during the first quarter of 2009, reducing the $18.2 million carrying value of certain assets at this facility to their respective estimated fair values.  The estimated fair values of the long-lived assets at our Fayetteville, Arkansas manufacturing facility were based, in part, on the estimated fair values of comparable properties.  These assets are classified as held and used within the scope of ASC 360.  We have classified the inputs to the nonrecurring fair value measurement of these assets as being Level 2 within the fair value hierarchy of FASB ASC 820 Fair Value Measurements and Disclosures (Prior authoritative literature: SFAS No. 157, “Fair Value Measurements” (as amended)) (ASC 820) utilizing the market approach.

In January 2009, we announced the planned closure of our wheel manufacturing facility located in Van Nuys, California in an effort to further reduce costs and more closely align our capacity with sharply lower demand for aluminum wheels by the automobile and light truck manufacturers. The facility ceased operations at the end of the second quarter of 2009, resulting in the layoff of approximately 290 employees. A pretax asset impairment charge against earnings totaling $10.3 million, reducing the $10.8 million carrying value of certain assets at the Van Nuys manufacturing facility to their respective fair values, was recorded in the fourth quarter of 2008, when we concluded that the estimated future undiscounted cash flows of that operation would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility. One-time termination benefits and other shutdown costs related to this plant closure are estimated to approximate $6.6 million, of which $1.6 million was recorded in the third quarter and $5.1 million for the first three quarters of 2009.  Costs for one-time termination benefits included in cost of sales totaled $0.1 million in the third quarter and $2.3 million for the first three quarters. These one-time termination benefits are derived from the individual agreements with each employee and are being accrued for ratably over the requisite service period.  As of September 27, 2009, our liability for one-time termination benefits related to the closure of the Van Nuys, California manufacturing facility totaled $0.4 million, which was included in accrued expenses in our condensed consolidated balance sheet.  Payments for one-time termination benefits related to the closure of this facility totaled $0.4 million in the third quarter of 2009 and $2.1 million for the first three quarters of 2009. All other shutdown costs were expensed and paid as incurred.

We also recorded a total of $0.1 million in the third quarter of 2009 and $2.4 million for the first three quarters of 2009 for one-time termination benefits costs related to workforce reductions at several of our other facilities.  These amounts were also recorded in cost of sales in our condensed consolidated statement of operations and substantially all of these costs were paid in full as of September 27, 2009.

During the second quarter of 2009, we accepted an offer for the sale of our Johnson City, Tennessee facility, at a selling price below its current carrying value.  As a result, during that period we recorded a reduction in our carrying value of this facility by $0.6 million to its estimated fair value of $2.2 million.  Additionally, subsequent to the end of the second quarter, we received some indications, based on equipment sales that occurred subsequent to June 28, 2009, that the carrying values of the held for sale equipment from our Pittsburg, Kansas, and Van Nuys, California, facilities, totaling $2.6 million, were higher than current market values.  Consequently, we recorded an additional impairment charge of $1.9 million to reduce the carrying value of this equipment to its new estimated fair value.  We have classified the above nonrecurring fair value measurements as Level 1 inputs within the fair value hierarchy of ASC 820 utilizing the market approach.  Due to plant shutdowns and the realignment of our business to match our current production needs, we have identified, and are in the processof selling, specific long-lived assets from our former manufacturing operations in Van Nuys, California, Johnson City, Tennessee, and Pittsburg, Kansas.  These assets, which totaled $7.0 million at September 27, 2009, are classified as assets held for sale in accordance with ASC 360.

Note 4 – Stock-Based Compensation

Our 2008 Equity Incentive Plan authorizes us to issue incentive and non-qualified stock options, as well as stock appreciation rights, restricted stock and performance units to our non-employee directors, officers, employees and consultants totaling up to 3.5 million shares of common stock. No more than 100,000 shares may be used under such plan as “full value” awards, which include restricted stock and performance units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  At September 27, 2009, there were 2.9 million shares available for future grants under this plan. Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options granted under this plan require no less than a three year ratable vesting period.

During the first three quarters of 2009, we granted options for a total of 622,500 shares, compared to 616,000 options granted during the first three quarters of 2008.  In the first three quarters of 2009, a valuation allowance was established for the income tax benefit on our stock based compensation expense. The weighted average fair value at the grant date for options issued during the first three quarters of 2009 and 2008 was $3.95 per option and $5.30 per option, respectively. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for 2009 and 2008, respectively: (a) dividend yield on our common stock of 3.68 percent and 3.23 percent; (b) expected stock price volatility of 37.3 percent and 30.5 percent; (c) a risk-free interest rate of 3.03 percent and 3.41 percent; and (d) an expected option term of 6.9 years and 7.0 years.  During the first three quarters of 2009, no options were exercised compared to options for 35,000 shares exercised during the same period in 2008.

Stock-based compensation expense related to our stock option plans under FASB ASC 718 Compensation – Stock Compensation (Prior authoritative literature: SFAS No. 123R (revised 2004), “Share-Based Payment”) was allocated as follows:

(Dollars in thousands)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Cost of sales	$98	$34	$259	$243
Selling, general and administrative	482	490	1,439	1,488

Stock-based compensation expense before income taxes	580	524	1,698	1,731
Income tax (benefit)	-	(154)	-	(508)

Stock-based compensation expense after income taxes	$580	$370	$1,698	$1,223

As discussed in Note 9 – Income Taxes, we established a valuation allowance on our deferred tax assets in the first quarter of 2009.  Consequently, the income tax benefit on our stock based compensation expense in the first three quarters of 2009 was entirely offset by the valuation allowance.  As of September 27, 2009, a total of $5.3 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.66 years.  There were no significant capitalized stock-based compensation costs at September 27, 2009 and December 28, 2008.  There were no stock options exercised during the first three quarters of 2009.  Proceeds from stock options exercised during the first three quarters of 2008 totaled $617,000.

Note 5 - New Accounting Standards

In December 2007, the FASB issued FASB ASC 805 Business Combinations (Prior authoritative literature: SFAS No. 141(R), “Business Combinations” which replaced SFAS No. 141, “Business Combinations”) (ASC 805). This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. ASC 805 applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of the applicable provisions of ASC 805 as of January 1, 2009 did not have a material impact on our consolidated results of operations or statement of financial position or disclosures.

In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of ASC 820 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The ASC 820 excludes FASB ASC 840 Leases and its related interpretive accounting pronouncements that address leasing transactions.  We adopted ASC 820 effective January 1, 2009 for nonrecurring fair value measurements of nonfinancial assets and liabilities and have included the required discussion in Note 3 – Impairment of Long-lived Assets, Other Charges and Assets Held for Sale and Note 17 – Risk Management.

In March 2008, the FASB issued FASB ASC 815 Derivatives and Hedging (Prior authoritative literature: SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”) (ASC 815).  This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. Entities with instruments subject to ASC 815 must provide more robust qualitative disclosures and expanded quantitative disclosures. ASC 815 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of the applicable provisions of ASC 815 as of January 1, 2009, did not have a material impact on our consolidated results of operations or statement of financial position.

In November 2008, the FASB ratified ASC 323, which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. ASC 323 is effective for fiscal years beginning after December 15, 2008.  The adoption of the applicable provisions of ASC 323 as of January 1, 2009, did not have a material impact on our consolidated results of operations or statement of financial position or disclosures.

During May 2009, the FASB issued FASB ASC 855 Subsequent Events (Prior authoritative literature: SFAS No. 165, “Subsequent Events”) (ASC 855), to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This statement is effective for interim or annual financial periods ending after June 15, 2009. We adopted ASC 855 during our second fiscal quarter and it had no impact on results of operations or financial position. In the preparation of the condensed consolidated financial statements, we evaluated subsequent events after the balance sheet date of September 27, 2009 through November 6, 2009.

In June 2009, the FASB issued FASB ASC 810 Consolidation (Prior authoritative literature: SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) (ASC 810) which changes the approach in determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. ASC 810 is effective for annual periods beginning after November 15, 2009.  We are evaluating the impact, if any, the adoption of ASC 810 will have on our consolidated financial statements.

In June 2009, the FASB issued FASB ASC 105 General Accepted Accounting Principles (Prior authoritative literature: SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,”) (ASC 105). ASC 105 establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative U.S. GAAP for nongovernmental entities. The Codification, which does not change U.S. GAAP, takes the thousands of individual pronouncements that currently comprise U.S. GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. ASC 105 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards.

Note 6 – Business Segments

The Chairman and Chief Executive Officer is our chief operating decision maker (CDOM).  The CDOM evaluates both consolidated and disaggregated financial information at each manufacturing facility in deciding how to allocate resources and assess performance.  Each manufacturing facility functions as a separate cost center, manufactures the same products, ships product to the same group of customers, utilizes the same cast manufacturing process and as a result, production can be transferred among our facilities.  Accordingly, we operate as a single integrated business and, as such, have only one operating segment - automotive wheels.   Net sales and net property, plant and equipment by geographic area are summarized below.

(Dollars in thousands)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Net sales:	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
U.S.	$32,620	$96,568	$101,110	$342,030
Mexico	78,751	66,786	172,695	260,947
Consolidated net sales	$111,371	$163,354	$273,805	$602,977

Property, plant and equipment, net:			September 27, 2009	December 28, 2008
U.S.			$49,479	$80,016
Mexico			130,910	136,193
Consolidated property, plant and equipment, net			$180,389	$216,209

Note 7 - Revenue Recognition

Sales of products and any related costs are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Tooling reimbursement revenues, representing internal development expenses and initial tooling expenses that are reimbursable by our customers, are recognized as such related costs and expenses are incurred and recoverability is probable, generally upon receipt of a customer purchase order.  Tooling reimbursement revenues included in net sales totaled $1.8 million and $4.1 million for the third quarters of 2009 and 2008, respectively.  Tooling reimbursement revenues included in net sales totaled $6.3 million and $14.3 million for the first three quarters of 2009 and 2008, respectively.

Note 8 – Loss Per Share

In accordance with the provisions of FASB ASC 260 Earnings Per Share (Prior authoritative literature: SFAS No. 128, “Earnings Per Share”) basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share includes the dilutive effect of outstanding stock options, calculated using the treasury stock method.

Of the 3.6 million stock options outstanding at September 27, 2009, 3.5 million shares had an exercise price greater than the weighted-average market price of the stock for the thirteen week and thirty-nine week periods ended September 27, 2009 and were excluded in the calculations of diluted loss per share for the period.  In addition, options to purchase the remaining 0.1 million shares for the thirteen and thirty-nine week periods ended September 27, 2009 were excluded from diluted loss per share calculation, because they were anti-dilutive due to the net loss in each period.

Of the 3.5 million stock options outstanding at September 28, 2008, 2.7 million shares had an exercise price greater than the weighted-average market price of the stock for the thirteen week ended September 28, 2008, and 2.4 million shares had an exercise price greater than the weighted average price of the stock for the thirty-nine week period ending September 28, 2008.  In addition, options to purchase the remaining 0.8 million shares for the thirteen and 1.1 million shares for the thirty-nine week periods ended September 28, 2008 were excluded from diluted loss per share calculation, because they were anti-dilutive due to the net loss in each period.

Summarized below are the calculations of basic and diluted loss per share for the respective periods:

(Dollars in thousands, except per share amounts)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Basic Loss per Share:
Reported net loss	$(12,741)	$(14,207)	$(90,211)	$(5,934)

Basic loss per share	$(0.48)	$(0.53)	$(3.38)	$(0.22)

Weighted average shares outstanding - Basic	26,668	26,661	26,668	26,650

Diluted Loss per Share:
Reported net loss	$(12,741)	$(14,207)	$(90,211)	$(5,934)

Diluted loss per share	$(0.48)	$(0.53)	$(3.38)	$(0.22)

Weighted average shares outstanding	26,668	26,661	26,668	26,650
Weighted average dilutive stock options	-	-	-	-
Weighted average shares outstanding - Diluted	26,668	26,661	26,668	26,650

Note 9 – Income Taxes

Income taxes are accounted for pursuant to FASB ASC 740 Income Taxes (Prior authoritative literature: SFAS No. 109, “Accounting for Income Taxes”) (ASC 740) which requires the use of the liability method and the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period of enactment. Provision is made for U.S. income taxes on undistributed earnings of international subsidiaries and our 50-percent owned joint venture, unless such future earnings are considered permanently reinvested. Tax credits are accounted for as a reduction of the provision for income taxes in the period in which the credits arise.

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

In accordance with ASC 740, we determined in the first quarter of 2009 that a valuation allowance was required to reduce our U.S. federal deferred tax asset.  In addition to the cumulative U.S. tax losses for the past three years, and the expectation of a U.S. tax loss in 2009, we considered, among other factors, the announcements of filing for bankruptcy by Chrysler and prolonged plant closures by GM and Chrysler, which severely limited our ability to identify objectively verifiable positive evidence to support the likelihood of the realization of this deferred tax asset.  Further, the current volatility of the automotive industry creates significant uncertainty and subjectivity to the timing of our profitability in future periods.  Under these circumstances, ASC 740 imposes a strong presumption that a valuation allowance is required in the absence of objectively verifiable information.  Consequently, in considering the weight of all positive and negative evidence available as of the date of our 10-Q filing for the first quarter, we recorded a valuation allowance of $25.3 million against our beginning deferred tax asset, which was reflected as a charge against tax expense in the first quarter of 2009.

We continued to evaluate all positive and negative evidence available at the time of filing this quarterly report.  At this time, we have concluded that a valuation allowance is still required due to the cumulative U.S. tax losses for the past three years, and the expectations of U.S. tax losses in the current year, as well as the anticipated contraction in the automotive industry in the foreseeable future.  We also determined that any deferred tax assets generated during the year would be reserved for by establishing a valuation allowance against them.

Due to the termination of certain tax examinations during the third quarter, we recognized the benefit of previously unrecognized tax benefits in the amount of $11.1 million, which was reflected as a credit against tax expense in the current quarter.  Within the next twelve month period ending September 26, 2010, we do not anticipate recognizing any of the $44.0 million liability established for unrecognized tax benefits, which includes interest and penalties, due to the expiration of statutes of limitations and terminations of examinations.

The reversal during the third quarter of this portion of our liability for our unrecognized tax benefits reduced our estimate of future taxable income, resulting in a need to increase our valuation allowance by $12.2 million to reduce the carrying balance of our U.S. deferred tax assets to an amount that is more likely than not recoverable.  This increase in the valuation allowance was reflected as a charge against income tax expense during the third quarter of 2009.

During the third quarter we also determined that we will not be able to recognize the benefit of certain net operating losses in Mexico because we have forecasted that we will be subject to the Business Flat Tax during the periods in which the net operating losses are expected to be utilized.  As a result, we recorded a valuation allowance of $8.2 million against the deferred tax assets related to the Mexican net operating losses, of which $6.3 million was recorded as income tax expense, and $1.9 million was recorded through other comprehensive income.

The income tax (provision) benefit on income before income taxes and equity earnings for the thirty-nine weeks ended September 27, 2009 was a provision of $(32.4) million, including the $(43.8) million impact of the valuation allowance described above, compared to a benefit of $3.2 million for the thirty-nine week period ended September 28, 2008.

We conduct business internationally and, as a result, one or more of our subsidiaries file income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Hungary, Mexico, the Netherlands and the United States. On July 28, 2009, we received notification from the United States’ Joint Committee on Taxation of final approval of tax years 2003 through 2007.  We are no longer under examination of any U.S. federal, state and local income tax returns for years before 2008.

The 2003 income tax return of Superior Industries de Mexico S.A. de C.V, our wholly-owned Mexican subsidiary, is currently under review by Mexico’s Tax Administration Service (Servicio de Administracion Tributaria).  Also during the third quarter, we received notification that Mexico’s Tax Administration Service had begun reviewing the documentation supporting our tax positions for the year 2004.

Note 10 – Equity in Earnings of Joint Venture

Included below are summary statements of operations for Suoftec, our 50-percent owned joint venture in Hungary, which manufactures cast and forged aluminum wheels principally for the European automobile industry.  Being 50-percent owned and non-controlled, Suoftec is not consolidated, but accounted for using the equity method.

(Dollars in thousands)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net sales	$21,284	$30,350	$59,926	$113,495
Cost of sales	27,631	30,658	72,734	106,804
Gross profit (loss)	(6,347)	(308)	(12,808)	6,691
Selling, general and administrative expenses	459	623	1,360	2,084
Income (loss) from operations	(6,806)	(931)	(14,168)	4,607
Other income (expense), net	(281)	(331)	(698)	702
Income (loss) before income taxes	(7,087)	(1,262)	(14,866)	5,309
Income tax (provision) benefit	(1,291)	291	60	(930)
Net income (loss)	$(8,378)	$(971)	$(14,806)	$4,379

50-percent of Suoftec net income (loss)	$(4,189)	$(485)	$(7,403)	$2,189
Intercompany profit elimination	117	342	185	373
Equity in earnings (loss) of Suoftec	$(4,072)	$(143)	$(7,218)	$2,562

Note 11 – Restricted Cash Deposits

Due to the tightened credit conditions and the recent turmoil in the automotive industry, the financial institutions that we do business with have required that we maintain various deposits as a compensating balance in the event of our default on certain obligations.  We purchased a total of $1.2 million in certificates of deposit during the quarter that mature within the next twelve months that are used to secure our workers’ compensation obligations in lieu of collateralized letters of credit.  These certificates of deposit are classified as short term investments on our condensed consolidated balance sheet.  We also purchased $3.5 million in certificates of deposit during the quarter that mature at the end of 2010 that are used to secure our natural gas contracts in Mexico.  These certificates of deposit are classified as long-term investments in the other assets line of our condensed consolidated balance sheet.  All of the aforementioned cash deposits were either not required or were not the most economical form to secure our obligations during the previous quarters.  It is our intention to eliminate any restricted cash deposits in the future when credit conditions return to normal and other forms of securitization become more economically feasible.

The purchase of $1.2 million of short-term certificates of deposit and the purchase of $3.5 million of long-term certificates of deposit have been classified as investing activities in our condensed consolidated statement of cash flows for the thirty-nine weeks ended September 27, 2009.

Note 12 – Accounts Receivable

(Dollars in thousands)
	September 27, 2009	December 28, 2008
Trade receivables	$76,166	$82,647
Tooling reimbursement receivables	3,763	4,628
Other receivables	5,858	5,279
	85,787	92,554
Allowance for doubtful accounts	(1,424)	(3,128)
Accounts receivable, net	$84,363	$89,426

Shortly after the bankruptcy filings by Chrysler on April 30, 2009 and by GM on June 1, 2009, both customers designated us as a key supplier, indicating that all pre- and post-petition accounts receivable would be paid in accordance with payment terms existing prior to the bankruptcy filing dates.  The pre-petition accounts receivable for the Chrysler and GM entities that filed for bankruptcy totaled $2.9 million and $7.2 million, respectively, as of the dates of filings.  As of September 27, 2009 less than $0.1 million of the total pre-petition accounts receivable remain unpaid.

Note 13 – Inventories

(Dollars in thousands)
	September 27, 2009	December 28, 2008
Raw materials	$4,009	$12,755
Work in process	17,091	22,266
Finished goods	24,381	35,094
Inventories, net	$45,481	$70,115

Note 14 – Property, Plant and Equipment

(Dollars in thousands)
	September 27, 2009	December 28, 2008
Land and buildings	$68,245	$86,600
Machinery and equipment	382,073	464,674
Leasehold improvements and others	8,429	9,359
Construction in progress	6,853	18,728
	465,600	579,361
Accumulated depreciation	(285,211)	(363,152)
Property, plant and equipment, net	$180,389	$216,209

Depreciation expense was $7.9 million for the thirteen weeks ended September 27, 2009 compared to $11.4 million for the same period ended September 28, 2008.  Depreciation expense was $23.4 million for the thirty-nine weeks ended September 27, 2009 compared to $34.3 million for the same period ended September 28, 2008.  The impairment charges are recorded in the appropriate fixed assets cost categories in the table above as discussed in Note 3 – Impairment of Long-lived Assets, Other Charges and Assets Held for Sale.

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

For the thirty-nine weeks ended September 27, 2009, payments to retirees or their beneficiaries approximating $679,000 have been made.  We presently anticipate benefit payments in 2009 to total approximately $899,000.

(Dollars in thousands)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Service cost	$224	$118	$671	$353
Interest cost	302	289	905	867
Net amortization	15	42	46	126
Net periodic pension cost	$541	$449	$1,622	$1,346

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

On October 9, 2009, the parties entered into and filed with the court a stipulation of compromise and settlement which sets forth the terms and conditions of a proposed settlement of the consolidated shareholder derivative litigation.  In connection with the proposed settlement, the company has agreed to adopt or maintain a variety of improved corporate governance measures, including practices and procedures for granting stock options and to release its officers, directors and employees from liability based on the matters alleged in the litigation.  A hearing for preliminary approval of the proposed settlement is scheduled for November 9, 2009.  We continue to anticipate that the resolution of this matter will not have a material adverse effect on our financial position or results of operations.

Air Quality Matters

The South Coast Air Quality Management District (the SCAQMD) issued to us notices of violation (NOVs) on December 14, 2007 and in late 2008 and early 2009, alleging violations of certain permitting and air quality rules at our Van Nuys, California manufacturing facility.  Throughout 2008 and 2009, we worked closely with the SCAQMD to achieve compliance and we took all steps necessary to remedy the issues associated with these violations.  On September 22, 2009, we entered into a settlement agreement with the SCAQMD that required us to pay a civil penalty of $50,000 in exchange for a release from all liability with regard to any condition at the facility prior to June 30, 2009.

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

The functional currencies of our foreign operations in Mexico and Hungary are the Mexican peso and the euro, respectively. We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional and legal currencies – the Mexican peso and the euro. The value of the Mexican peso increased by 2 percent in relation to the U.S. dollar in the first three quarters of 2009.  The euro experienced an increase of 4 percent versus the U.S. dollar in the first three quarters of 2009.  Foreign currency transaction gains in the third quarter of 2009 totaled $0.7 million compared to a gain of $1.2 million in the same period a year ago.  For the first three quarters of 2009, we had foreign currency transaction losses totaling $1.0 million compared to a loss of $0.5 million in 2008.  All transaction gains and losses are included in other income (expense) in the consolidated statement of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations has resulted in a cumulative unrealized translation loss at September 27, 2009 of $65.6 million. Since our initial investment in our joint venture in Hungary in 1995, the fluctuations in functional currencies have resulted in a cumulative unrealized translation gain at September 27, 2009 of $7.5 million.  Translation gains and losses are included in other comprehensive income (loss) in the consolidated statements of shareholders’ equity and comprehensive loss.

When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials in order to mitigate commodity price risk. Typically, any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, such normal purchase/normal sale (NPNS) commitments are not subject to the provisions of ASC 815, unless there is a change in the facts or circumstances in regard to the probability of taking full delivery of the contracted quantities.

We currently have several purchase agreements for the delivery of natural gas through 2012.  With the recent closure of our manufacturing facility in Van Nuys, California in June 2009, and the completed closure in December 2008 of our manufacturing facility in Pittsburg, Kansas, we will no longer qualify for the NPNS exemption provided for under ASC 815 for the remaining natural gas purchase commitments related to those facilities.  In addition, we have concluded that the natural gas purchase commitments for our manufacturing facility in Arkansas and certain natural gas commitments for our facilities in Chihuahua, Mexico no longer qualify for the NPNS exemption provided for under ASC 815 since we can no longer assert that it is probable we will take full delivery of these contracted quantities in light of the continued decline of our industry.  In accordance with ASC 815, these natural gas purchase commitments are classified as being with “no hedging designation” and, accordingly, we are required to record any gains and/or losses associated with the changes in the estimated fair values of these commitments in our current earnings.  The contract and fair values of these purchase commitments classified as “no hedging designation” at September 27, 2009 were $10.7 million and $6.9 million, respectively, which represents a gross liability of $3.8 million, of which $3.2 million was included in accrued expenses and the remaining $0.6 million was included in other non-current liabilities in our September 27, 2009 condensed consolidated balance sheet. The gains and losses on these commitments totaled a gain of $1.2 million in the third quarter of 2009 and a loss of $2.2 million for the first three quarters of 2009 which were included in cost of sales of our 2009 condensed consolidated statement of operations.

Based on the quarterly analysis of our estimated future production levels, certain natural gas purchase commitments with a contract value of $10.0 million and a fair value of $7.6 million for our manufacturing facilities in Mexico continue to qualify for the NPNS exemption provided for under ASC 815, since we can assert that it is probable we will take full delivery of the contracted quantities.  The contract and fair values of all natural gas purchase commitments were $20.7 million and $14.5 million, respectively, at September 27, 2009.  As of December 28, 2008, the aggregate contract and fair values of natural gas commitments were approximately $28.0 million and $21.1 million, respectively.  Percentage changes in the market prices of natural gas will impact the fair values by a similar percentage.

The recurring fair value measurement of the natural gas purchase commitments are based on quoted market prices using the market approach and the fair value is determined based on Level 1 inputs within the fair value hierarchy provided for under ASC 820.

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

Executive Overview

Beginning with the third quarter of 2008, the automotive industry was impacted negatively by the continued dramatic shift away from full-size trucks and SUVs caused by continuing high fuel prices, rapidly rising commodity prices and the tightening of consumer credit due to the then deteriorating U.S. financial markets.  Accordingly, our OEM customers announced unprecedented restructuring actions, including assembly plant closures, significant reductions in production of light trucks and SUVs, delayed launches of key 2009 model-year light truck programs and movement toward more fuel-efficient passenger cars and cross-over type vehicles.  This was the first of five consecutive quarters with very difficult market conditions in the U.S. automotive industry.  While we have had long-term relationships with our customers and our supply arrangements are generally for multi-year periods, the recent bankruptcy filings and resulting assembly plant closures and other restructuring activities by our customers have and will continue to negatively impact our business.

As we began the third quarter of 2009, Chrysler had just emerged from bankruptcy on June 10, followed by GM on July 11.  The majority, if not all, of Chrysler’s and GM’s assembly plants were closed during their bankruptcy proceedings.  During the first and second quarters of 2009, the extremely difficult market conditions in the U.S. auto industry highlighted by the further deterioration of market demand for cars and light trucks in North America resulted in our unit shipments decreasing by 55 percent and 52 percent, respectively, compared to the comparable periods in 2008.  Unit shipments in the third quarter of 2009 decreased 10 percent compared to the same period in 2008.

We have taken steps to manage our costs in order to rationalize our production capacity after the announcements over the last five fiscal quarters by our major customers of assembly plant closures and sweeping production cuts, particularly in the light truck and SUV platforms.  In August 2008, we announced the planned closure of our wheel manufacturing facility located in Pittsburg, Kansas, and workforce reductions in our other North American plants, resulting in the layoff of approximately 665 employees and the elimination of 90 open positions.  On January 13, 2009, we also announced the planned closure of our Van Nuys, California wheel manufacturing facility, thereby eliminating an additional 290 jobs.  The Kansas and California facilities ceased operations in December 2008 and June 2009, respectively.

Our customers continue to request price reductions as they work through their own financial challenges.  We are engaged in ongoing programs to reduce our own costs through process automation and identification of industry best practices, and we have been successful in substantially mitigating pricing pressures in the past.  However, it has become increasingly more difficult to react quickly enough given the continuing pressure for price reductions, reductions in customer orders, and the lengthy transitional periods necessary to reduce labor and other costs.  As such, our profit margins will continue to be lower than our historical levels.  We will continue to strive to increase our operating margins from current operating levels by aligning our plant capacity with industry demand and aggressively implementing cost-saving strategies to enable us to meet customer-pricing expectations.  However, as we incur costs to implement these strategies, the initial impact on our future financial position, results of operations and cash flow may be negative.  Additionally, even if successfully implemented, these strategies may not be sufficient to offset the impact of on-going pricing pressures and additional reductions in customer demand in future periods.

Overall North American production of passenger cars and light trucks in the third quarter was reported by industry publications as being down approximately 21 percent versus the same period a year ago, with production of passenger cars decreasing 33 percent while production of light trucks and SUVs decreased 6 percent.  The U.S. automotive industry continued to be impacted negatively by extended assembly plant closures, the lack of available consumer credit as a result of the deterioration of the U.S. financial markets and overall recessionary economic conditions in the U.S.

Consolidated revenues in the third quarter of 2009 decreased $52.0 million, or 32 percent, to $111.4 million from $163.4 million in the same period a year ago.  Wheel sales decreased $49.7 million, or 31 percent, to $109.6 million from $159.3 million in the third quarter a year ago, as our wheel shipments decreased 10 percent.  Following two consecutive quarters when unit shipments approximated 1.4 million wheels, the lowest level for any quarter since the first quarter of 1992, unit shipments increased to approximately 2.0 million wheels in the third quarter of 2009.  Gross profit in the current quarter was $4.2 million, or 4 percent of net sales, compared to a loss of $(11.2) million, or (7) percent of net sales, in the same period a year ago.  The net loss after income taxes and equity earnings for the period was $(12.7) million, or $(0.48) per diluted share, compared to a net loss in 2008 of $(14.2) million, or $(0.53) per diluted share.

We believe that our sales in the third quarter of 2009 were positively impacted by increased production, as both GM and Chrysler began to return to more normalized production levels following their emergence from Chapter 11 bankruptcy protection.  We also believe that automotive production generally was positively impacted by increased consumer demand for new automobiles, largely driven by the federal government’s Car Allowance Rebate System, also known as “cash for clunkers”.  However, no assurance can be given as to the sustainability of positive impacts, as economic conditions remain relatively weak and the appropriations for the cash for clunkers program were exhausted in August 2009.

Results of Operations

(Dollars in thousands, except per share amounts)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Selected data	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net sales	$111,371	$163,354	$273,805	$602,977
Gross profit (loss)	$4,222	$(11,191)	$(22,347)	$10,248
Percentage of net sales	3.8%	-6.9%	-8.2%	1.7%
Loss from operations	$(1,559)	$(22,422)	$(50,545)	$(14,093)
Percentage of net sales	-1.4%	-13.7%	-18.5%	-2.3%
Net loss	$(12,741)	$(14,207)	$(90,211)	$(5,934)
Percentage of net sales	-11.4%	-8.7%	-32.9%	-1.0%
Diluted loss per share	$(0.48)	$(0.53)	$(3.38)	$(0.22)

Impairment of Long-Lived Assets and Other Charges

Due to the deteriorating financial condition of our major customers and others in the automotive industry, we performed impairment analyses as of the end of the third quarter of 2009 on all long-lived assets in our operating plants, in accordance with FASB ASC 360 Property, Plant, and Equipment (Prior authoritative literature: Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets”) (ASC 360).  Our estimated undiscounted cash flow projections as of the end of the third quarter of 2009 exceeded the asset carrying values in all of our wheel manufacturing plants; therefore, no impairment was required to be made to our long-lived assets in our operating plants.  Additionally, because our 50-percent owned joint venture in Hungary is also affected by these same economic conditions and certain other indicators of impairment, we performed an analysis of our investment in the joint venture, in accordance with FASB ASC 323 Investments – Equity Method and Joint Ventures (Prior authoritative literature: Accounting Principles Board Opinions (APB) No. 18, “The Equity Method of Accounting for Investments in Common Stock”) (ASC 323).  This analysis also indicated that there was not an other than temporary impairment of this investment as of September 27, 2009.  We will continue to monitor and perform updates of the impairment testing of our long-lived assets and our joint venture investment as long as impairment indicators are present.

Based on the impairment analyses performed at the end of the first quarter of 2009, we concluded that the estimated future undiscounted cash flows of our Fayetteville, Arkansas manufacturing facility would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility.  As a result we recorded a pretax asset impairment charge against earnings totaling $8.9 million during the first quarter of 2009, reducing the $18.2 million carrying value of certain assets at this facility to their respective estimated fair values.  The estimated fair values of the long-lived assets at our Fayetteville, Arkansas manufacturing facility were based, in part, on the estimated fair values of comparable properties.  These assets are classified as held and used within the scope of ASC 360. We have classified the inputs to the nonrecurring fair value measurement of these assets as being Level 2 within the fair value hierarchy of FASB ASC 820 Fair Value Measurements and Disclosures (Prior authoritative literature: Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (as amended)) (ASC 820), utilizing the market approach.

In January 2009, we announced the planned closure of our wheel manufacturing facility located in Van Nuys, California in an effort to further reduce costs and more closely align our capacity with sharply lower demand for aluminum wheels by the automobile and light truck manufacturers. The facility ceased operations at the end of the second quarter of 2009, resulting in the layoff of approximately 290 employees. A pretax asset impairment charge against earnings totaling $10.3 million, reducing the $10.8 million carrying value of certain assets at the Van Nuys manufacturing facility to their respective fair values, was recorded in the fourth quarter of 2008, when we concluded that the estimated future undiscounted cash flows of that operation would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility. One-time termination benefits and other shutdown costs related to this plant closure are estimated to approximate $6.6 million, of which $1.6 million was recorded in the third quarter and $5.1 million for the first three quarters of 2009.  Costs for one-time termination benefits included in cost of sales totaled $0.1 million in the third quarter and $2.3 million for the first three quarters. These one-time termination benefits are derived from the individual agreements with each employee and are being accrued for ratably over the requisite service period.  As of September 27, 2009, our liability for one-time termination benefits related to the closure of the Van Nuys, California manufacturing facility totaled $0.4 million, which was included in accrued expenses in our condensed consolidated balance sheet.  Payments for one-time termination benefits related to the closure of this facility totaled $0.4 million in the third quarter of 2009 and $2.1 million for the first three quarters of 2009.  All other shutdown costs were expensed and paid as incurred.

 We also recorded a total of $0.1 million in the third quarter of 2009 and $2.4 million for the first three quarters of 2009 for one-time termination benefits costs related to workforce reductions at several of our other facilities.  These amounts were also recorded in cost of sales in our condensed consolidated statement of operations and substantially of these costs were paid in full as of September 27, 2009.

During the second quarter of 2009, we accepted an offer for the sale of our Johnson City, Tennessee facility, at a selling price below its current carrying value.  As a result, during that period we reduced our carrying value of this facility by $0.6 million to its estimated fair value of $2.2 million.  Additionally, subsequent to the end of the second quarter, we received some indications, based on equipment sales that occurred subsequent to June 28, 2009, that the carrying values of the held for sale equipment from our Pittsburg, Kansas, and Van Nuys, California, facilities, totaling $2.6 million, were higher than current market values.  Consequently, we recorded an additional impairment charge of $1.9 million to reduce the carrying value of this equipment to its new estimated fair value.  We have classified the above nonrecurring fair value measurements as Level 1 inputs within the fair value hierarchy of ASC 820 utilizing the market approach.  Due to plant shutdowns and the realignment of our business to match our current production needs, we have identified, and are in the process of selling, specific long-lived assets from our former manufacturing operations in Van Nuys, California, Johnson City, Tennessee, and Pittsburg, Kansas.  These assets, which totaled $7.0 million at September 27, 2009, are classified as assets held for sale in accordance with ASC 360.

Sales

Consolidated revenues in the third quarter of 2009 decreased $52.0 million, or 31.8 percent, to $111.4 million from $163.4 million in the same period a year ago.  Wheel sales decreased $49.7 million, or 31.2 percent, to $109.6 million from $159.3 million in the third quarter a year ago, as our wheel shipments decreased by 9.7 percent.  The average selling price of our wheels decreased approximately 23.8 percent in the current quarter due primarily to a 21.0 percent decrease in the pass-through price of aluminum.  Tooling reimbursement revenues totaled $1.8 million in the third quarter of 2009 and $4.1 million in the third quarter of 2008.  The decrease in tooling reimbursement revenues in the current quarter was due to a lower volume of new wheel development programs during 2009.

Consolidated revenues in the first three quarters of 2009 decreased $329.2 million, or 54.6 percent, to $273.8 million from $603.0 million in the same period a year ago.  Wheel sales decreased $321.2 million, or 54.6 percent, to $267.5 million from $588.7 million in the first three quarters a year ago, as our wheel shipments decreased by 41.9 percent.  The average selling price of our wheels during the first nine months of 2009 decreased approximately 21.8 percent due to a 16.7 percent decrease in the pass-through price of aluminum and a 5.1 percent decrease in the average selling price due to a shift in sales mix.  Tooling reimbursement revenues totaled $6.3 million in the first three quarters of 2009 and $14.3 million in the same period of 2008.  This decrease was due primarily to a lower volume of new wheel development programs during 2009.

As reported by industry publications, North American production of passenger cars and light trucks in the third quarter was down approximately 21 percent compared to the same quarter in the previous year, while our wheel shipments fell 10 percent for the same period.  The decline of North American production included a decrease of 33 percent for passenger cars, while light trucks fell by 6 percent. During the same period, our shipments of passenger car wheels decreased by 35 percent while light truck wheel shipments increased by 19 percent.

Due to the timing of the GM and Chrysler assembly plants reopening following their emergence from their respective Chapter 11 bankruptcy filings, wheel shipments in the third quarter of 2009 to GM were 34 percent of total shipments compared to 45 percent a year ago, and wheel shipments to Chrysler were 13 percent of total shipments compared to 14 percent in 2008.  Wheel shipments to Ford increased to 35 percent of total shipments compared to 21 percent a year ago.  Wheel shipments to our international customers in the third quarter of 2009 were 18 percent of total shipments compared to 20 percent a year ago.

Our shipments to GM decreased 32 percent in the third quarter of 2009 compared to the same period a year ago, as shipments of passenger car wheels to GM decreased 67 percent and light truck wheel shipments to GM decreased 12 percent.  The major unit shipment decreases to GM were for the Chevy Trailblazer, Cadillac CTS and GMC Acadia.  The larger increases in wheel shipments to GM were for the GMT800/900 platform and the Cadillac Denali/Escalade.

Shipments to Chrysler decreased 16 percent in the third quarter of 2009 compared to the same period a year ago, as shipments of passenger car wheels to Chrysler decreased 40 percent and shipments of light truck wheels to Chrysler increased 8 percent.  The major decreases in unit shipments were for the Chrysler Sebring and Dodge Magnum/Charger.  The larger increases in wheel shipments to Chrysler were for the Dodge Caravan and Journey.

Shipments to Ford increased 51 percent in the third quarter of 2009 compared to the same period a year go, as shipments of passenger car wheels to Ford decreased 5 percent and light truck wheel shipments to Ford increased 207 percent.  The major increases in unit shipments were for F Series trucks, Fusion and Explorer.  The larger unit shipment decreases were for the Mustang and Mercury MKZ / Zephyr.

Shipments to international customers decreased 17 percent in the third quarter of 2009 compared to a year ago, as shipments of passenger car wheels decreased 27 percent to international customers and shipments of light truck wheels to international customers increased 12 percent.  The principal unit shipment decreases to international customers in the current period compared to a year ago were for Nissan’s Altima, Mitsubishi Galant and the Toyota Vibe, while the larger unit shipment increases were for the Subaru-Isuzu Legacy / Outback and Toyota Highlander.

Gross Profit (Loss)

Consolidated gross profit for the third quarter of 2009 was $4.2 million, or 3.8% of net sales, compared to a loss of $(11.2) million, or (6.9) percent of net sales, for the same period a year ago.  As indicated above, unit shipments in the third quarter of 2009 decreased 9.7 percent compared to the same period a year ago, while wheels produced decreased 16 percent compared to the same period a year ago.  In spite of these decreases in both unit shipments and wheels produced, and the one-time costs identified below, our gross profit improved by $15.4 million, due to the steps taken beginning in the third quarter of 2008 to manage our costs and rationalize our production capacity in line with the changes announced by our major customers.  Our manufacturing workforce decreased 42 percent in the third quarter of 2009 compared to the same period a year ago. Approximately 50 percent of this reduction was due to the closure of the Pittsburg, Kansas and Van Nuys, California facilities, with the remaining 50 percent due to other workforce reductions in our existing five manufacturing facilities in the U.S. and Mexico.  Accordingly, labor and related fringe costs in the third quarter of 2009 were 53 percent lower than a year ago.  In addition, due to implementation of other cost controls during this period, all other manufacturing expenses were reduced by an average of 39 percent.

One-time termination benefit costs related to the California plant closure included in gross profit during the third quarter totaled approximately $0.1 million. Other non-impairment costs associated with plant closures and other workforce reduction costs included in gross profit during the quarter totaled $2.7 million.  Additionally, for the third quarter of 2009, workers compensation and medical claims expenses related to our plant closures were $1.9 million higher than in the same period a year ago.  Due to improved market prices of natural gas in the third quarter of 2009, the net impact on gross profit of our forward natural gas contracts that had previously been marked to market was an increase of $0.8 million to gross profit.

Consolidated gross profit (loss) for the first three quarters of 2009 decreased $32.6 million to a loss of $(22.3) million, or (8.2) percent of net sales, compared to a gross profit of $10.2 million, or 1.7 percent of net sales, for the same period a year ago.  The slowdown in the general economy in early 2009 and the bankruptcy filings and extended assembly plant shutdowns by Chrysler and GM contributed to the 41.9 percent decrease in unit shipments and the 42.8 percent decrease in wheel production in the first three quarters of 2009 compared to the same period in 2008.  For the first three quarters of 2009, our manufacturing workforce decreased 41 percent compared to the same period a year ago, with 46 percent of the reduction due to the plant closures.  Labor and related fringe costs in 2009 decreased 54 percent and all other manufacturing expenses decreased 42 percent, all in line with our unit shipment and production decreases.  However, the lost margin on the decreased shipments and the one-time costs identified below resulted in the significant decrease in gross profit for the first three quarters of 2009 compared to the same period a year ago.

One-time termination benefit costs related to the Van Nuys plant closure included in gross profit during the first three quarters totaled approximately $2.3 million. Other non-impairment costs associated with plant closures and other workforce reduction costs included in gross profit during the first three quarters totaled $7.2 million.  For the first three quarters of 2009, workers compensation and medical claims expenses related to our plant closures were $4.5 million.  For the first three quarters of 2009, the net impact on gross profit (loss) of the forward natural gas contracts previously marked to market was a net charge of $2.9 million.

We are continuing to implement action plans to improve our operational performance and mitigate the impact of the declines in U.S. auto industry production and the continuing pricing environment in which we now operate on our operating results and financial condition.  While we continue to reduce costs through process automation and identification of industry best practices, the pace of auto production declines and global pricing pressures may continue at a rate faster than our progress on achieving cost reductions for an indefinite period of time.  This is due to the inherently time-consuming nature of developing and implementing these cost reduction programs.  In addition, although we have a portion of our natural gas requirements covered by fixed-price contracts expiring through 2012, costs may increase to a level that cannot be immediately recouped in selling prices.  The impact of these factors on our future operating results and financial condition and cash flows may be negative, to an extent that cannot be predicted, and we may not be able to implement sufficient cost-saving strategies to mitigate any future impact.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2009 decreased $0.4 million to $5.8 million, or 5.2 percent of net sales, from $6.2 million, or 3.8 percent of net sales, in the same period in 2008.  This was primarily due to a decrease of $0.5 million in the third quarter of 2009 in salaries and related fringe benefits, due to personnel reductions during the latter part of 2008 and the early part of 2009.  For the first three quarters of 2009, selling, general and administrative expenses were $16.4 million, or 6.0 percent of net sales, compared to $19.3 million, or 3.2 percent of net sales, for the same period in 2008.  The principal reductions in the year-to-date period were $1.2 million in salaries and related fringes, $1.0 million in lease and related facility costs, and $0.9 million in the provision for doubtful accounts.

Equity in Earnings (Loss) of Joint Venture

Equity in earnings of joint venture represents our share of the equity earnings of our 50-percent owned joint venture in Hungary, Suoftec.  Our share of Suoftec’s net loss in the third quarter of 2009 was $(4.2) million compared to a loss of $(0.5) million for the same period in 2008.  Including adjustments for the elimination of intercompany profits in inventory, our adjusted equity earnings of this joint venture was a loss of $(4.1) million in the third quarter of 2009 and a loss of $(0.1) million in the third quarter of 2008.

Our joint venture was negatively impacted by customer restructurings and the economic conditions affecting the automotive industry in Europe.  Net sales decreased $9.1 million, or 30 percent, to $21.3 million in the third quarter of 2009 compared to $30.4 million for the same period last year.  The decrease in net sales was due to an 18 percent decrease in units shipped, along with a 15 percent decrease in the average selling price in U.S. dollars.  However, the average selling price in euros, the functional currency of the joint venture, declined only 9 percent and the U.S. dollar/euro exchange rate decreased 6 percent.  Net sales for the first three quarters of 2009 decreased by $53.6 million, or 47 percent, to $59.9 million compared to $113.5 million for the same period in 2008.  The decrease in net sales for the year-to-date period was due to a 37 percent decrease in units shipped and a 16 percent decrease in the average selling price in U.S. dollars.  However, the average selling price in euros decreased only 6 percent and the euro to U.S. dollar exchange rate decreased 11 percent during the period.

Gross profit (loss) in the third quarter decreased to a loss of $(6.3) million, or (29.8) percent of net sales, compared to a loss of $(0.3) million, or (1.0) percent of net sales, for the same quarter of last year.  Gross profit (loss) for the first three quarters of 2009 decreased $19.5 million to a loss of $(12.8) million, or (21.4) percent of net sales, from a profit of $6.7 million, or 5.9 percent of net sales, in the same period a year ago.  The main contributors to the decrease in gross profit this quarter compared to the same quarter last year were the lost margin on the decreased unit shipments and the inability to absorb fixed costs due to the resulting decrease in production.  Other items decreasing gross profit in the current period were a higher than normal amount of rework necessary to correct quality issues and higher costs for maintenance and operating supplies.  These same factors contributed to the year-to-date decrease in gross profit.

Selling, general and administrative expenses this quarter decreased to $0.5 million from $0.6 million in the same quarter last year.  The $0.1 million decrease in selling, general and administrative expenses was due principally to lower sales commissions.  Selling, general and administrative expenses for the first three quarters of 2009 decreased $0.7 million to $1.4 million from $2.1 million in the same period last year.  The decrease in selling, general and administrative expenses was principally due to the 11 percent decrease in the average euro to U.S. dollar exchange rate and decreases in sales commissions.

Due principally to the decrease in gross profit explained above and the establishment of a $1.2 million valuation reserve in the current quarter against deferred tax assets resulting from Suoftec’s net operating losses, Suoftec’s net income decreased to a loss of $(8.4) million in the third quarter of 2009 compared to a loss of $(1.0) million in the same quarter last year. Net loss for the first three quarters of 2009 was $(14.8) million compared to net income of $4.4 million in the same period a year ago.

Income Tax (Provision) Benefit

The income tax (provision) benefit on income before income taxes and equity earnings for the thirty-nine weeks ended September 27, 2009 was a provision of $(32.4) million, including the $(43.8) million impact of the valuation allowance described below, compared to a benefit of $3.2 million for the thirty-nine week period ended September 28, 2008.

In accordance with FASB ASC 740 Income Taxes (Prior authoritative literature: SFAS No. 109, “Accounting for Income Taxes”) (ASC 740), we determined in the first quarter of 2009 that a valuation allowance was required to reduce our U.S. federal deferred tax asset.  In addition to the cumulative U.S. tax losses for the past three years, and the expectation of a U.S. tax loss in the current year, we considered, among other factors, the announcements of filing for bankruptcy by Chrysler and prolonged plant closures by GM and Chrysler, which severely limited our ability to identify objectively verifiable positive evidence to support the likelihood of the realization of this deferred tax asset.  Further, the current volatility of the automotive industry creates significant uncertainty and subjectivity to the timing of profitability in future periods.  Under these circumstances, ASC 740 imposes a strong presumption that a valuation allowance is required in the absence of objectively verifiable information.  Consequently, in considering the weight of all positive and negative evidence available as of the date of our 10-Q filing, we recorded a valuation allowance of $25.3 million, which was reflected as a charge against tax expense in the first quarter of 2009.

Due to the termination of certain tax examinations during the third quarter, we recognized the benefit of previously unrecognized tax benefits in the amount of $11.1 million, which was reflected as a credit against tax expense in the current quarter.  Within the next twelve month period ending September 26, 2010, we do not anticipate recognizing any of the $44.0 million liability established for unrecognized tax benefits, which includes interest and penalties, due to the expiration of statutes of limitations and terminations of examinations.

The reversal during the third quarter of this portion of our liability for our unrecognized tax benefits reduced our estimate of future taxable income, resulting in a need to increase our valuation allowance by $12.2 million to reduce the carrying balance of our U.S. deferred tax assets to an amount that is more likely than not recoverable.  This increase in the valuation allowance was reflected as a charge against income tax expense during the third quarter of 2009.

During the third quarter we also determined that we will not be able to recognize the benefit of certain net operating losses in Mexico because we have forecasted that we will be subject to the Business Flat Tax during the periods in which the net operating losses are expected to be utilized.  As a result, we recorded a valuation allowance of $8.2 million against the deferred tax assets related to the Mexican net operating losses, of which $6.3 million was recorded as income tax expense, and $1.9 million was recorded through other comprehensive income.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity include cash, cash equivalents, short-term investments, net cash provided by operating activities and other external sources of funds.  Working capital and our current ratio were $241.3 million and 4.8:1, respectively, at September 27, 2009, versus $257.1 million and 5.1:1 at December 28, 2008.  We have no long-term debt.  As of September 27, 2009, our cash, cash equivalents and short-term investments totaled $137.7 million, which included $1.2 million in restricted cash deposits, compared to $146.9 million at December 28, 2008 and $110.4 million at September 28, 2008.

The increase in cash, cash equivalents and short-term investments since September 28, 2008 was due principally to reduced funding requirements of accounts receivable and inventories.  For the foreseeable future, we expect all working capital requirements, funds required for investing activities and cash dividend payments to be funded from internally generated funds or existing cash, cash equivalents and short-term investments.  The increase in cash provided by operating activities and in cash, cash equivalents and short-term investments experienced in the first nine months of 2009 may not necessarily be indicative of future results.

Net cash provided by operating activities decreased $10.7 million to $13.7 million for the thirty-nine weeks ended September 27, 2009, compared to $24.4 million provided during the same period a year ago.  The change in net income plus the changes in non-cash items decreased net cash provided by operating activities by $37.9 million.  This decrease was partially offset by the net change in working capital requirements and other operating assets and liabilities, totaling $27.2 million.  Funding requirements for accounts receivable and accounts payable accounted for $4.3 million and $19.0 million, respectively, of the working capital change.

Our principal investing activities during the thirty-nine weeks ended September 27, 2009 were funding $7.4 million of capital expenditures and the purchase of $9.7 million of certificates of deposit, which due to their respective maturity dates were classified as short-term investments - $6.2 million - and long-term assets - $3.5 million.  Due to the tightened credit conditions, $4.7 million of the $9.7 million of certificates of deposit purchased during the quarter were required by the financial institutions that we do business with as compensating balances in the event of our default on our workers’ compensation and natural gas contract obligations.  It is our intention to eliminate any restricted cash deposits in the future when credit conditions return to normal and other forms of securitization become more economically feasible.  Similar investing activities during the same period a year ago included funding $8.9 million of capital expenditures.  The capital expenditures in both periods were for ongoing improvements to our existing facilities, none of which were individually significant.

Financing activities during the thirty-nine weeks ended September 27, 2009 and September 28, 2008 consisted primarily of the payment of cash dividends on our common stock totaling $12.8 million in both periods.  In addition, $0.6 million of proceeds were received from the exercise of stock options during the thirty-nine weeks ended September 28, 2008.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to apply significant judgment in making estimates and assumptions that affect amounts reported therein, as well as financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These estimates and assumptions, which are based upon historical experience, industry trends, terms of various past and present agreements and contracts, and information available from other sources that are believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent through other sources. There can be no assurance that actual results reported in the future will not differ from these estimates, or that future changes in these estimates will not adversely impact our results of operations or financial condition.

New Accounting Standards

In December 2007, the FASB issued FASB ASC 805 Business Combinations (Prior authoritative literature: SFAS No. 141(R), “Business Combinations” which replaced SFAS No. 141, “Business Combinations”) (ASC 805). This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. ASC 805 applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of the applicable provisions of ASC 805 as of January 1, 2009 did not have a material impact on our consolidated results of operations or statement of financial position or disclosures.

In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of ASC 820 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The ASC 820 excludes FASB ASC 840 Leases and its related interpretive accounting pronouncements that address leasing transactions.  We adopted ASC 820 effective January 1, 2009 for nonrecurring fair value measurements of nonfinancial assets and liabilities and have included the required discussion in Note 3 – Impairment of Long-lived Assets, Other Charges and Assets Held for Sale and Note 17 – Risk Management.

In March 2008, the FASB issued FASB ASC 815 Derivatives and Hedging (Prior authoritative literature: SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”) (ASC 815).  This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. Entities with instruments subject to ASC 815 must provide more robust qualitative disclosures and expanded quantitative disclosures. ASC 815 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of the applicable provisions of ASC 815 as of January 1, 2009, did not have a material impact on our consolidated results of operations or statement of financial position.

In November 2008, the FASB ratified ASC 323, which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. ASC 323 is effective for fiscal years beginning after December 15, 2008.  The adoption of the applicable provisions of ASC 323 as of January 1, 2009, did not have a material impact on our consolidated results of operations or statement of financial position or disclosures.

During May 2009, the FASB issued FASB ASC 855 Subsequent Events (Prior authoritative literature: SFAS No. 165, “Subsequent Events”) (ASC 855), to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This statement is effective for interim or annual financial periods ending after June 15, 2009. We adopted ASC 855 during our second fiscal quarter and it had no impact on results of operations or financial position. In the preparation of the condensed consolidated financial statements, we evaluated subsequent events after the balance sheet date of September 27, 2009 through November 6, 2009.

In June 2009, the FASB issued FASB ASC 810 Consolidation (Prior authoritative literature: SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) (ASC 810) which changes the approach in determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. ASC 810 is effective for annual periods beginning after November 15, 2009.  We are evaluating the impact, if any, the adoption of ASC 810 will have on our consolidated financial statements.

In June 2009, the FASB issued FASB ASC 105 Generally Accepted Accounting Principles (Prior authoritative literature: SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,”) (ASC 105). ASC 105 establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative U.S. GAAP for nongovernmental entities. The Codification, which does not change U.S. GAAP, takes the thousands of individual pronouncements that currently comprise U.S. GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. ASC 105 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards.

Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, changing commodity prices for the materials used in the manufacture of our products, and the development of new products.

The functional currencies of our foreign operations in Mexico and Hungary are the Mexican peso and the euro, respectively. We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional and legal currencies – the Mexican peso and the euro. The value of the Mexican peso increased by 2 percent in relation to the U.S. dollar in the first three quarters of 2009.  The euro experienced an increase of 4 percent versus the U.S. dollar in the first three quarters of 2009.  Foreign currency transaction gains in the third quarter of 2009 totaled $0.7 million compared to a gain of $1.2 million in the same period a year ago.  For the first three quarters of 2009, we had foreign currency transaction losses totaling $1.0 million compared to a loss of $0.5 million in 2008.  All transaction gains and losses are included in other income (expense) in the consolidated statement of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations has resulted in a cumulative unrealized translation loss at September 27, 2009 of $65.6 million. Since our initial investment in our joint venture in Hungary in 1995, the fluctuations in functional currencies have resulted in a cumulative unrealized translation gain at September 27, 2009 of $7.5 million.  Translation gains and losses are included in other comprehensive income (loss) in the consolidated statements of shareholders’ equity and comprehensive loss.

When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials in order to mitigate commodity price risk. Typically, any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, such normal purchase/normal sale (NPNS) commitments are not subject to the provisions of ASC 815, unless there is a change in the facts or circumstances in regard to the probability of taking full delivery of the contracted quantities.

We currently have several purchase agreements for the delivery of natural gas through 2012.  With the recent closure of our manufacturing facility in Van Nuys, California in June 2009, and the completed closure in December 2008 of our manufacturing facility in Pittsburg, Kansas, we will no longer qualify for the NPNS exemption provided for under ASC 815 for the remaining natural gas purchase commitments related to those facilities.  In addition, we have concluded that the natural gas purchase commitments for our manufacturing facility in Arkansas and certain natural gas commitments for our facilities in Chihuahua, Mexico no longer qualify for the NPNS exemption provided for under ASC 815 since we can no longer assert that it is probable we will take full delivery of these contracted quantities in light of the continued decline of our industry.  In accordance with ASC 815 these natural gas purchase commitments are classified as being with “no hedging designation” and, accordingly, we are required to record any gains and/or losses associated with the changes in the estimated fair values of these commitments in our current earnings.   The contract and fair values of these purchase commitments classified as “no hedging designation” at September 27, 2009 were $10.7 million and $6.9 million, respectively, which represents a gross liability of $3.8 million, of which $3.2 million was included in accrued expenses and the remaining $0.6 million was included in other non-current liabilities in our September 27, 2009 condensed consolidated balance sheet. The gains and losses on these commitments totaled a gain of $1.2 million in the third quarter of 2009 and a loss of $2.2 million for the first three quarters of 2009 which were included in cost of sales of our 2009 condensed consolidated statement of operations.

Based on the quarterly analysis of our estimated future production levels, certain natural gas purchase commitments with a contract value of $10.0 million and a fair value of $7.6 million for our manufacturing facilities in Mexico continue to qualify for the NPNS exemption provided for under ASC 815, since we can assert that it is probable we will take full delivery of the contracted quantities.  The contract and fair values of all natural gas purchase commitments were $20.7 million and $14.5 million, respectively, at September 27, 2009.  As of December 28, 2008, the aggregate contract and fair values of natural gas commitments were approximately $28.0 million and $21.1 million, respectively.  Percentage changes in the market prices of natural gas will impact the fair values by a similar percentage.  The recurring fair value measurement of the natural gas purchase commitments are based on quoted market prices using the market approach and the fair value is determined based on Level 1 inputs within the fair value hierarchy provided for under ASC 820.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 27, 2009.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2009, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

On October 2, 2009, Erika H. Turner, our Chief Financial Officer resigned, effective October 23, 2009, and Emil J. Fanelli, Vice President and Corporate Controller since 1997, was named acting Chief Financial Officer pending the recruitment of a permanent successor.  Other than these changes, there were no changes in our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding reportable legal proceedings is contained in Item 3 - Legal Proceedings in Part I of our 2008 Annual Report on Form 10-K and in Note 16 – Commitments and Contingencies of this Quarterly Report on Form 10-Q.

On August 29, 2007, the plaintiffs filed an amended consolidated complaint that was substantially similar to the prior consolidated complaint in the matter In re Superior Industries International, Inc. Derivative Litigation.  In response, we and the individual defendants filed motions to dismiss on September 21, 2007.  In an order dated April 14, 2008, the court granted again our motion to dismiss the amended consolidated complaint. On May 5, 2008, the plaintiffs filed a verified second amended consolidated shareholder derivative complaint that alleges claims substantially similar to the prior complaints.  Once again, the company and the individual defendants filed motions to dismiss on May 30, 2008.  The court heard the motions to dismiss on September 15, 2008 but has yet to rule on the motions.  On October 9, 2009, the parties entered into and filed with the court a stipulation of compromise and settlement which sets forth the terms and conditions of a proposed settlement of the consolidated shareholder derivative litigation.  In connection with the proposed settlement, the company has agreed to adopt or maintain a variety of improved corporate governance measures, including practices and procedures for granting stock options and to release its officers, directors and employees from liability based on the matters alleged in the litigation.  A hearing for preliminary approval of the proposed settlement is scheduled for November 9, 2009.  We continue to anticipate that the resolution of this matter will not have a material adverse effect on our financial position or results of operations.

The South Coast Air Quality Management District (the SCAQMD) issued to us notices of violation (NOVs) on December 14, 2007 and in late 2008 and early 2009, alleging violations of certain permitting and air quality rules at our Van Nuys, California manufacturing facility.  Throughout 2008 and 2009, we worked closely with the SCAQMD to achieve compliance and we took all steps necessary to remedy the issues associated with these violations.  On September 22, 2009, we entered into a settlement agreement with the SCAQMD that required us to pay a civil penalty of $50,000 in exchange for a release from all liability with regard to any condition at the facility prior to June 30, 2009.

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

GM, Ford and Chrysler, who together represented approximately 81 percent of our total wheel sales for the first three quarters of 2009 and 82 percent for the 2008 fiscal year, are undergoing unprecedented financial distress.  Globally, automakers are in financial distress, including additional OEMs who are our customers.  Since late 2008, Chrysler and GM received emergency funding from the U.S. federal government as part of efforts to restructure both automakers.  On April 30, 2009, Chrysler filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code.  This was followed on June 1, 2009 by GM’s announcement that it was also filing a voluntary petition under Chapter 11 of the Bankruptcy Code.  Reorganized entities for both Chrysler and GM emerged from bankruptcy on June 10, 2009 and July 10, 2009, respectively.  Shortly after the Chapter 11 filings, both Chrysler and GM designated us as a key supplier, indicating that all pre-and post-petition accounts receivable would be paid in accordance with payment terms existing prior to the bankruptcy filings.  There continues to be uncertainty surrounding the various restructurings within the automotive industry, which may lead to additional bankruptcy filings and additional financing from the U.S. government that may impose conditions on our customers that would adversely impact demand for our products.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales or repurchases of our common stock during the third quarter of 2009.

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

32.1
Certification of Steven J. Borick, Chairman, Chief Executive Officer and President, and Emil J. Fanelli, Chief Accounting Officer and acting Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC. (Registrant)

Date: November 6, 2009	/s/ Steven J. Borick
Steven J. Borick Chairman, Chief Executive Officer and President

Date: November 6, 2009	/s/ Emil J. Fanelli
Emil J. Fanelli Chief Accounting Officer and acting Chief Financial Officer