Form 10-K
period 2009-12-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2010-03-12
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2009

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
Yes [  ]                           No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]     No [  ]

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [  ]     No [  ]

     Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  [  ]                                                       Accelerated filer  [X]                                           Non-accelerated filer  [  ]                                         Smaller reporting company [  ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]

The aggregate market value of the registrant’s no par value common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $376,292,000, based on a closing price of $14.11.  On March 5, 2010, there were 26,668,440 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2010 Annual Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We may from time to time make written or oral statements that are “forward-looking”, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (Exchange Act), including statements contained in this report and other filings with the Securities and Exchange Commission and reports and other public statements to our shareholders. These statements may, for example, express expectations or projections about future actions or results that we may anticipate but, due to developments beyond our control, do not materialize. Actual results could differ materially because of issues and uncertainties such as those listed herein, which, among others, should be considered in evaluating our financial outlook. The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, the worsening financial crisis, changes in the automotive industry, financial distress of our customers, declines in industry sales volumes resulting from economic conditions, increased global competitive pressures, our dependence on major customers and third party suppliers and manufacturers, our exposure to foreign currency fluctuations, and other factors or conditions described in Item 1A – Risk Factors section of this Annual Report on Form 10-K.  We assume no obligation to update publicly any forward-looking statements.

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

The company was initially incorporated in Delaware in 1969 and reincorporated in California in 1994, as the successor to three businesses founded by Louis L. Borick, founding Chairman and a Director of the company.  These businesses had been engaged in the design, manufacture and sale of automotive accessories and related aftermarket products since 1957. All of the aftermarket businesses were sold or discontinued by the end of 2002. Our entry into the OEM aluminum road wheel business in 1973 resulted from our successful development of manufacturing technology, quality control and quality assurance techniques that enabled us to satisfy the quality and volume requirements of the OEM market for aluminum road wheels.  The first aluminum road wheel for a domestic OEM customer was a Mustang wheel for Ford Motor Company (Ford).

Our OEM aluminum road wheels, including wheels produced by our 50 percent-owned joint venture in Hungary, are sold for factory installation, or as optional or standard equipment on many vehicle models, to Ford, General Motors (GM), Chrysler, Audi, BMW, Jaguar, Land Rover, Mercedes Benz, Mitsubishi, Nissan, Seat, Skoda, Subaru, Suzuki, Toyota, Volkswagen and Volvo.  We currently supply cast and forged aluminum wheels for many North American model passenger cars and light trucks.

The Chairman and Chief Executive Officer is our chief operating decision maker (CODM).  The CODM evaluates both consolidated and disaggregated financial information at each manufacturing facility in deciding how to allocate resources and assess performance.  Each manufacturing facility functions as a separate cost center, manufactures the same products, ships product to the same group of customers, utilizes the same cast manufacturing process and as a result, production can be transferred among our facilities.  Accordingly, we operate as a single integrated business and, as such, have only one operating segment - automotive wheels. Financial information about this segment and geographic areas is contained in Note 2 – Business Segments in Notes to Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Beginning with the third quarter of 2008, the automotive industry was negatively impacted by the continued dramatic shift away from full-size trucks and SUVs caused by continuing high fuel prices, rapidly rising commodity prices and the tightening of consumer credit due to the then deteriorating financial markets.  Accordingly, our OEM customers announced unprecedented restructuring actions, including assembly plant closures, significant reductions in production of light trucks and SUVs, delayed launches of key 2009 model-year light truck programs and movement toward more fuel-efficient passenger cars and cross-over type vehicles.  These restructuring actions culminated in the bankruptcy reorganization of Chrysler and GM in 2009.  In addition to the financial uncertainty of several of our key customers, we also continue to face continued global competitive pricing pressures.  While we have had long-term relationships with our customers and our supply arrangements are generally for multi-year periods, the recent bankruptcy filings and resulting assembly plant closures and other restructuring activities by our customers will continue to negatively impact our business.  These factors may make it more difficult to maintain long-term supply arrangements with our customers and there are no guarantees that supply arrangements will be negotiated on terms acceptable to us in the future.

The availability and demand for aluminum wheels are subject to unpredictable factors, such as changes in the general economy, the automobile industry, gasoline prices and consumer credit availability and interest rates. The raw materials used in producing our products are readily available and are obtained through numerous suppliers with whom we have established trade relations.

Our customers continue to request price reductions as they work through their own financial challenges.  We are engaged in ongoing programs to reduce our own costs through process automation and identification of industry best practices in an attempt to mitigate these pricing pressures.  However, it has become increasingly more difficult to react quickly enough given the continuing pressure for price reductions, reductions in customer orders, and the lengthy transitional periods necessary to reduce labor and other costs.  As such, our profit margins will continue to be lower than our historical levels for some period of time.  We will continue to strive to increase our operating margins from current operating levels by aligning our plant capacity with industry demand and aggressively implementing cost-saving strategies to enable us to meet customer-pricing expectations.  However, as we incur costs to implement these strategies, the initial impact on our future financial position, results of operations and cash flow may be negative.  Additionally, even if successfully implemented, these strategies may not be sufficient to offset the impact of on-going pricing pressures and additional reductions in customer demand in future periods.

We have taken steps during the last two years to manage our costs in order to rationalize our production capacity after the announcements over the last six fiscal quarters by our major customers of assembly plant closures and sweeping production cuts, particularly in the light truck and SUV platforms.  In August 2008, we announced the planned closure of our wheel manufacturing facility located in Pittsburg, Kansas, and workforce reductions in our other North American plants, resulting in the layoff of approximately 665 employees and the elimination of 90 open positions.  On January 13, 2009, we also announced the planned closure of our Van Nuys, California wheel manufacturing facility, thereby eliminating an additional 290 jobs.  The Kansas and California facilities ceased operations in December 2008 and June 2009, respectively.

Due to the deteriorating financial condition of our major customers and others in the automotive industry, we have been performing quarterly impairment analyses on all of our long-lived assets, in accordance with Generally Accepted Accounting Principles in the United States of America (U.S. GAAP). Based on these analyses, we concluded during the first quarter of 2009 that the estimated future undiscounted cash flows of our Fayetteville, Arkansas manufacturing facility would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility.  As a result, we recorded a pretax asset impairment charge against earnings totaling $8.9 million during the first quarter of 2009, reducing the $18.2 million carrying value of certain assets at this facility to their respective estimated fair values.  The estimated fair values of the long-lived assets at our Fayetteville, Arkansas manufacturing facility were based, in part, on the estimated fair values of comparable properties.

Additionally, our 50 percent-owned joint venture in Hungary is also affected by these same economic conditions.  As a result, management of the joint venture has been performing quarterly impairment analyses on all of its long-lived assets in accordance with U.S. GAAP.  During the fourth quarter of 2009, this analysis indicated that the estimated undiscounted future cash flows were not sufficient to cover the carrying value of the asset group, which resulted in an impairment of the long-lived assets of the group. We recorded our share of the charge, or $14.4 million, in our equity in earnings (losses) from joint ventures during the fourth quarter of 2009.

Raw Materials

We purchase aluminum for the manufacture of our aluminum road wheels, which accounted for substantially all of our total raw material requirements during 2009.  The majority of our aluminum requirements are met through purchase orders with several major domestic and foreign producers.  Generally, the orders are fixed as to minimum and maximum quantities of aluminum, which the producers must supply during the term of the orders.  During 2009, we were able to successfully secure aluminum commitments from our primary suppliers to meet production requirements and we are not anticipating any problems with aluminum requirements for our expected level of production in 2010.  We procure other raw materials through numerous suppliers with whom we have established trade relationships.

When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. Typically, any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business.

We currently have several purchase agreements for the delivery of natural gas through 2012.  With the closure of our manufacturing facility in Van Nuys, California in June 2009, and closure in December 2008 of our manufacturing facility in Pittsburg, Kansas, we no longer qualified for the Normal Purchase, Normal Sale (NPNS), exemption provided for in accordance with U.S. GAAP for the remaining natural gas purchase commitments related to those facilities.  In addition, in the first and second quarters of 2009, we concluded that the natural gas purchase commitments for our manufacturing facility in Arkansas and certain natural gas commitments for our facilities in Chihuahua, Mexico, respectively, no longer qualified for the NPNS exemption provided for under U.S. GAAP since we could no longer assert that it was probable we would take full delivery of these contracted quantities in light of the continued decline of our industry.  In accordance with U.S. GAAP these natural gas purchase commitments are classified as being with “no hedging designation” and, accordingly, we are required to record any gains and/or losses associated with the changes in the estimated fair values of these commitments in our current earnings.  The contract and fair values of the purchase commitments that no longer qualified for the NPNS exemption at December 31, 2009 were $8.6 million and $5.6 million, respectively, which represents a gross liability of $3.0 million, which was included in accrued expenses in our December 31, 2009 consolidated balance sheet.  See Note 11 – Commitments and Contingent Liabilities in Notes to Consolidated Financials Statements in Item 8 – Financials Statements and Supplementary Data for further discussion.

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

Customer Dependence

We have proven our ability to be a consistent producer of quality aluminum wheels with the capability to meet our customers’ price, quality, delivery and service requirements. We strive to continually enhance our relationships with our customers through continuous improvement programs, not only through our manufacturing operations but in the engineering, wheel development and quality areas as well.  These key business relationships have resulted in multiple vehicle supply contract awards with our key customers over the past year.

Ford, GM and Chrysler were our only customers accounting for more than 10 percent of our consolidated net sales in 2009. Sales to GM, as a percentage of consolidated net sales and in dollars, were 34 percent or $143.4 million in 2009; 40 percent or $298.1 million in 2008; and 36 percent or $345.6 million in 2007.  Sales to Ford, as a percentage of consolidated net sales and in dollars, were 35 percent or $146.1 million in 2009; 28 percent or $213.5 million in 2008; and 33 percent or $311.3 million in 2007.  Sales to Chrysler, as a percentage of consolidated net sales and in dollars, were 12 percent or $52.0 million in 2009; 14 percent or $107.0 million in 2008; and 13 percent or $123.8 million in 2007.

The loss of all or a substantial portion of our sales to Ford, GM or Chrysler would have a significant adverse effect on our financial results, unless the lost sales volume could be replaced.  However, given the continued financial uncertainty and the current economic climate in the automobile industry, we can not provide any assurance that any lost sales volume could be replaced.  We have had excellent long-term relationships with our customers. However, intense global competitive pricing pressure continues to make it difficult to maintain these relationships, and we expect this trend to continue into the future.

Net Sales Backlog

We receive OEM purchase orders to produce aluminum road wheels typically for multiple model years.  These purchase orders are for vehicle wheel programs that usually last three to five years. However, customers can impose competitive pricing provisions in those purchase orders each year, thereby reducing our profit margins or increasing the risk of our losing future sales under those purchase orders. We manufacture and ship based on customer release schedules, normally provided on a weekly basis, which can vary due to cyclical automobile production or high dealer inventory levels.  Accordingly, even though we have purchase orders covering multiple model years, weekly release schedules can vary with customer demand, thus firm backlog is not meaningful.

Competition

The market for aluminum road wheels is highly competitive based primarily on price, technology, quality, delivery and overall customer service. We are one of the leading suppliers of aluminum road wheels for OEM installations in the world. We supply approximately 30 to 35 percent of the aluminum wheels installed on passenger cars and light trucks in North America. Competition is global in nature with growing exports from Asia.  There are several competitors with facilities in North America, none of which aggregate greater than 10 percent of the total North American production capacity.  See additional comments concerning competition in Item 1A – Risk Factors below.  Other types of road wheels, such as those made of steel also compete with our products. For the model year 2008, according to Wards Auto Info Bank, an industry publication, aluminum wheel installation rates on passenger cars and light trucks produced in North America remained unchanged from 2007 at 65 percent compared to 63 percent for the model year 2006.  While aluminum wheel installation rates have grown from only 10 percent in the mid-1980s, in recent years, this growth rate has slowed.  We expect the trend of slow growth or no growth in installation rates to continue.  Accordingly, we expect that our ability to grow in the future will be dependent upon increasing our share of the existing declining market.  Although aluminum wheel installation rates have remained steady in percentage terms, total new automotive sales declines in 2008 and again in 2009.  In addition, intense global pricing pressures and further contraction of the automotive industry may further decrease our profitability and could potentially result in the loss of business in the future.

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

Research and development costs (primarily engineering and related costs), which are expensed as incurred, are included in cost of sales in the consolidated statements of operations.  Amounts expended on research and development costs during each of the last three years were $3.1 million in 2009, $4.7 million in 2008 and $6.3 million in 2007.  The decrease experienced in 2009 was due to closure of our engineering center in Van Nuys, California, and the reduction of wheel program development activities in the current year.

Government Regulation

Safety standards in the manufacture of vehicles and automotive equipment have been established under the National Traffic and Motor Vehicle Safety Act of 1966.  We believe that we are in compliance with all federal standards currently applicable to OEM suppliers and to automotive manufacturers.

Environmental Compliance

Our manufacturing facilities, like most other manufacturing companies, are subject to solid waste, water and air pollution control standards mandated by federal, state and local laws.  Violators of these laws are subject to fines and, in extreme cases, plant closure.  We believe our facilities are substantially in compliance with all standards presently applicable.  However, costs related to environmental protection may continue to grow due to increasingly stringent laws and regulations and our ongoing commitment to rigorous internal standards. The cost of environmental compliance was approximately $0.7 million in 2009, $1.0 million in 2008 and $1.3 million in 2007. We expect that future environmental compliance expenditures will approximate these levels and will not have a material effect on our consolidated financial position.  See further discussion of environmental compliance issues in Item 3 – Legal Proceedings.

Employees

As of December 31, 2009, we had approximately 3,500 full-time employees including our joint venture, Suoftec Light Metal Products Production & Distribution Ltd. (Suoftec), compared to approximately 3,700 employees at December 31, 2008 and 5,300 at December 31, 2007. Our joint venture manufacturing facility in Hungary employed approximately 500 full-time employees at December 31, 2009.  None of our employees are part of a collective bargaining agreement.

Fiscal Year End

Our fiscal year is the 52- or 53-week period ending on the last Sunday of the calendar year.  The fiscal years 2009, 2008 and 2007 comprised the 52-week periods ended December 27, 2009 and December 28, 2008, and December 30, 2007, respectively.  For convenience of presentation, all fiscal years are referred to as beginning as of January 1 and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.

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

Risks Relating To Our Company

Current Economic and Financial Market Conditions - Current global economic and financial market conditions, including severe disruptions in the credit markets and potential weakness in the recovery from global economic recession, may materially and adversely affect our results of operations and financial condition. These conditions have and are likely to continue to materially impact the automotive industry generally and the financial stability of our customers, suppliers and other parties with whom we do business.  Specifically, the impact of these volatile and negative conditions may include: decreased demand for our products due to the financial position of our OEM customers and general declines in the level of automobile demand; our decreased ability to accurately forecast future product trends and demand; and a negative impact on our ability to timely collect receivables from our customers and, conversely, reductions in the level and tightening of terms of trade credit available to us.

Automotive Industry Trends - A significant portion of our sales are to domestic automotive OEMs and, therefore, our financial performance depends, in large part, on conditions in the automotive industry, which, in turn, are dependent upon the U.S. and global economies generally.  As previously discussed, the results for fiscal year 2009 were negatively impacted by severe reductions in customer demand caused by the economic recession, fluctuating fuel prices and a lack of consumer credit. A significant number of our customers announced restructuring actions, including planned assembly plant closures, delays in launching key 2009 model-year light truck programs, and other actions to accelerate movement toward more fuel-efficient passenger cars and crossover-type vehicles. Weakness in recoveries of the U.S. and global economies has adversely and may continue to adversely affect consumer spending, and result in decreased demand for automobiles and light trucks.  If OEMs were to decrease production due to such reduced demand or union work stoppages, our financial performance could be further adversely affected.

In addition, relatively modest declines in our customers’ production levels could have a significant adverse impact on our short-term profitability as any further declines in production by our customers may require further actions on our part to address our capacity requirements.  In the automotive industry, there has been a trend toward consolidation as seen with the merger of Chrysler and Fiat in 2009. Continued consolidation of the automotive industry could adversely affect our business.  Such consolidation could result in a loss of some of our present customers to our competitors and could thereby lead to reduced demand and greater pressure on our pricing, which may have a significant negative impact on our business.  Additionally, due to the present uncertainty in the economy, our major customers have been seeking ways to lower their own costs of manufacturing through increased use of internal manufacturing or through relocation of production to countries with lower production costs.  This internal manufacturing or reliance on local or other foreign suppliers may have a significant negative impact on our business.  If actual OEM production volume were to continue to be reduced accordingly, our business would be adversely affected. Our sales are also impacted by our customers’ inventory levels and production schedules.  If our OEM customers significantly reduce their inventory levels and reduce their orders from us, our performance would be adversely impacted.  In this environment, we cannot predict future production rates or inventory levels or the underlying economic factors. Continued uncertainty and unexpected fluctuations may have a significant negative impact on our business.

The foregoing economic and financial conditions, including decreased access to credit, may lead to increased levels of restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers and financial institutions with whom we do business.  Such events could, in turn, negatively affect our business either through loss of sales or inability to meet our commitments (or inability to meet them without excess expense) due to a loss of suppliers or other providers.

GM, Ford and Chrysler, together represented approximately 82 percent of our total wheel sales for the fiscal years 2009 and 2008. Since late 2008, Chrysler and GM received emergency funding from the U.S. federal government as part of efforts to restructure both automakers.  On April 30, 2009, Chrysler filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code.   This was followed on June 1, 2009 by GM’s announcement that it was also filing a voluntary petition under Chapter 11 of the Bankruptcy Code.  Reorganized entities for both Chrysler and GM emerged from bankruptcy on June 10, 2009 and July 10, 2009, respectively.  Shortly after the Chapter 11 filings, both Chrysler and GM designated us as a key supplier, indicating that all pre-and post-petition accounts receivable would be paid in accordance with payment terms existing prior to the bankruptcy filings.  There continues to be uncertainty surrounding the various restructurings within the automotive industry, which may lead to additional bankruptcy filings and additional financing from the U.S. government that may impose conditions on our customers that would adversely impact demand for our products.

Although both Chrysler and GM have emerged from bankruptcy, there can be no assurance that their respective bankruptcy restructurings will restore consumer confidence, increase vehicle production or improve the current economic and financial conditions.  In addition, there continues to be uncertainty surrounding other restructurings within the automotive industry, which may lead to additional bankruptcy filings and additional financing from the U.S. government that may impose conditions on our customers that would adversely impact demand for our products.

Expiration of Government Programs – In 2009, the automotive industry was positively impacted by the federal government’s Car Allowance Rebate System, also known as “cash for clunkers” and other programs designed to increase consumer spending.  The increase in automotive production resulted in increased demand for our products.  There are no assurances that automotive production and correspondingly, demand for our products, would have reached the levels it did in 2009 without the “cash for clunkers’ program and other government programs.  Furthermore, there is no guarantee that the federal government will enact any further programs to increase consumer spending or to improve the state of the economy and the automotive industry in particular. Although the U.S. Department of the Treasury has outlined an Automotive Industry Financing Program designed to prevent significant disruption of the U.S. auto industry, there is no guarantee that such a program will be successful or enacted at all.  In the event the federal government does not enact such programs or if such programs are unsuccessful, demand for our products may be negatively impacted.

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

Additionally, cost-cutting initiatives adopted by our customers generally result in increased downward pressure on pricing. OEMs historically have had significant leverage over their outside suppliers because the automotive component supply industry is fragmented and serves a limited number of automotive OEMs, and, as such, Tier 1 suppliers like us are subject to substantial continued pressure from OEMs to reduce the price of their products. If we are unable to generate sufficient production cost savings in the future to offset price reductions, our gross margin and profitability and cash flows would be adversely affected. In addition, changes in OEMs’ purchasing policies or payment practices could have an adverse effect on our business.

Competition - The automotive component supply industry is highly competitive, both domestically and internationally. Competition is based primarily on price, technology, quality, delivery and overall customer service.  Some of our competitors are companies, or divisions or subsidiaries of companies that are larger and have greater financial and other resources than we do.  We cannot ensure that our products will be able to compete successfully with the products of these or other companies.  Furthermore, the rapidly evolving nature of the markets in which we compete has attracted new entrants, particularly in low cost countries. As a result, our sales levels and margins are being adversely affected by pricing pressures caused by such new entrants, especially in low-cost foreign markets, such as China. Such new entrants with lower cost structures pose a significant threat to our ability to compete internationally and domestically.  These factors led to selective sourcing of future business by our customers to foreign competitors in the past and they may continue to do so in the future. In addition, any of our competitors may foresee the course of market development more accurately than we are able to, develop products that are superior to our products, have the ability to produce similar products at a lower cost than we do, or adapt more quickly than we do to new technologies or evolving customer requirements.  As a result, our products may not be able to compete successfully with their products. As a result of highly competitive market conditions in our industry, a number of our competitors have been forced to seek bankruptcy protection.  These competitors may emerge and in some cases have emerged from bankruptcy protection with stronger balance sheets and a desire to gain market share by offering their products at a lower price than our products, which would have an adverse impact on our financial condition and results of operations and cash flows.

Dependence on Major Customers - We derived approximately 82 percent of our fiscal 2009 and 2008 net sales from Ford, GM and Chrysler and their subsidiaries. We do not have guaranteed long-term agreements with these customers and cannot predict whether that we will maintain our current relationships with these customers or whether we will continue to supply them at current levels. The loss of a significant portion of sales to Ford, GM or Chrysler would have a material adverse effect on our business, unless the lost revenues were replaced. Ford, GM and Chrysler have been experiencing decreasing market share in North America. In addition, if any of our significant customers were to encounter further financial difficulties, work stoppages or seek bankruptcy protection, our business could be adversely affected.

Furthermore, our OEM customers are not required to purchase any minimum amount of products from us. The contracts we have entered into with most of our customers provide that we will provide wheels for a particular vehicle model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model (usually three to five years), typically are non-exclusive, and do not require the purchase by the customer of any minimum number of wheels from us. Therefore, a significant decrease in demand for certain key models or group of related models sold by any of our major customers, or a decision by a manufacturer not to purchase from us, or to discontinue purchasing from us, for a particular model or group of models, could have a material adverse effect on us.

Dependence on Third-Party Suppliers and Manufacturers - Generally, we obtain our raw materials, supplies and energy requirements from various sources.  Although we currently maintain alternative sources, our business is subject to the risk of price increases and periodic delays in delivery.  Fluctuations in the prices of raw materials may be driven by the supply/demand relationship for that commodity or governmental regulation.  In addition, if any of our suppliers seek bankruptcy relief or otherwise cannot continue their business as anticipated, the availability or price of raw materials could be adversely affected.

Although we are able to periodically pass aluminum cost increases onto our customers, we may not be able to pass along all changes in aluminum costs and our customers are not obligated to accept energy or other supply cost increases that we may attempt to pass along to them.  In addition, fixed price natural gas contracts that expire in the future may expose us to higher costs that cannot be immediately recouped in selling prices.  This inability to pass on these cost increases to our customers could adversely affect our operating margins and cash flow, possibly resulting in lower operating income and profitability.

Existing Cost Structure – In recent years, we have implemented several cost cutting initiatives in order to reduce our overall costs and improve our margins in response to pricing pressures from our customers.  However, our strategy of optimizing our cost structures may not be sufficient to offset future price pressures from our customers which may have an adverse impact on our financial performance.  If North American production of passenger cars and light trucks using our wheel programs continues to decrease, it is possible that we will be unable to recover the full value of certain other production assets in our other plants in North America, possibly resulting in additional impairment charges.  We will continue to monitor the recoverability of these assets to determine whether further impairment charges are appropriate.

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

Valuation of Deferred Tax Assets – During 2009, we established a valuation allowance against all of our domestic deferred tax assets and against our foreign net operating loss carryforwards.  In considering whether a valuation allowance was required for our U.S. federal deferred tax assets, we considered all available positive and negative evidence.  Based on the weight of all available evidence, we have concluded that the negative evidence outweighs the positive and that it is more likely than not that 1) the federal U.S. and state deferred tax assets, net of valuation allowance, will not be realized within the carryforward period, and 2) the foreign net operating loss carryforwards will not be realized within the carryforward period.  This is because we can not look to future taxable income as a source of income given our cumulative losses.  We therefore established a full valuation allowance against this deferred tax asset.  However, we will continue to assess the need for further valuation allowances in the future.

Dependence on Key Personnel - Our success depends in part on our ability to attract, hire, train, and retain qualified managerial, engineering, sales and marketing personnel. We face significant competition for these types of employees in our industry. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully.

In addition, key personnel may leave us and compete against us. Our success also depends to a significant extent on the continued service of our senior management team. We may be unsuccessful in replacing key managers who either resign or retire. The loss of any member of our senior management team or other experienced, senior employees could impair our ability to execute our business plans and strategic initiatives, cause us to lose customers and experience reduces net sales, or lead to employee morale problems and/or the loss of other key employees. In any such event, our financial condition, results of operations, internal control over financial reporting, or cash flows could be adversely affected.

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

Implementation of New Systems - We are currently testing and validating the design of a new enterprise resource planning system, as well as training the system users and we have not modified any of our existing controls and procedures as of December 2009.  We anticipate implementing the new system as of the beginning of the second quarter of 2010.  We may encounter technical and operating difficulties during the implementation of these upgrades, as our employees learn and operate the systems, which are critical to our operations. Any difficulties we encounter in upgrading the system may affect our internal control over financial reporting, disrupt our ability to deal effectively with our employees, customers and other companies with which we have commercial relationships, and also may prevent us from effectively reporting our financial results in a timely manner. Any such disruption could have a material adverse impact on our financial condition, cash flows or results of operations. In addition, the costs incurred in correcting any errors or problems with the upgraded system could be substantial.

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

We are continuing to implement action plans to improve operational performance and mitigate the impact of the severe pricing environment in which we operate. We must emphasize, however, that while we continue to reduce costs through process automation and identification of industry best practices, these cost reductions may not fully offset decreases in the prices of our products due to the slow and methodical nature of developing and implementing cost reduction initiatives. In addition, fixed price natural gas contracts that expire in the future years may expose us to higher costs that cannot be immediately recouped in selling prices. The impact of these factors on our future financial position and results of operations may be negative, to an extent that cannot be predicted, and we may not be able to implement sufficient cost saving strategies to mitigate any future impact.

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

Labor Relations - In the event of an adverse relationship with our workforce, our labor costs could increase which would increase our overall production costs.  In addition, we could be adversely affected by any labor difficulties or work stoppage involving our customers.

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

Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the vehicles that use our product. On December 15, 2009, the U.S. Environmental Protection Agency (EPA) published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. Accordingly, the EPA has proposed regulations that would require a reduction in emissions of greenhouse gases from motor vehicles and could trigger permit review for greenhouse gas emissions from certain stationary sources. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including facilities that emit more than 25,000 tons of greenhouse gases on an annual basis, beginning in 2011 for emissions occurring in 2010. At the state level, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations or from the vehicles that use our product could adversely affect demand for those vehicles or require us to incur costs to reduce emissions of greenhouse gases associated with our operations.

We incur significant costs to comply with applicable environmental, health and safety laws and regulations in the ordinary course of our business. Given the nature of our operations and the extensive environmental, public health and safety regulatory framework, the clear course of action is to place more restrictions and limitations on activities that may be perceived to affect the environment.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Our worldwide headquarters is located in leased office space in Van Nuys, California. We currently maintain and operate a total of six facilities that produce aluminum wheels for the automotive industry, located in Arkansas; Chihuahua, Mexico; and Tatabanya, Hungary. These six facilities encompass 3,160,000 square feet of manufacturing space and 30,000 square feet of office space.  We own all of our facilities with the exception of one warehouse in Rogers, Arkansas, and our worldwide headquarters located in Van Nuys, California that are leased and we have a 50 percent ownership stake in our Tatabanya, Hungary facility through our 50 percent ownership stake in Suoftec.  We ceased wheel manufacturing operations in our Johnson City, Tennessee facility, totaling 301,500 square feet, at the end of the first quarter of 2007.  Additionally, we ceased wheel manufacturing operations in our Pittsburg, Kansas facility, totaling 492,000 square feet during the fourth quarter of 2008.  Both of these properties are currently available for sale.  In June 2009, we closed our Van Nuys, California manufacturing and warehousing facilities, totaling 318,000 square feet.

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

We reached an agreement in principle to settle the litigation.  The settlement received the preliminary approval of the Court on November 9, 2009 and, after notice was given as directed by the Court, the Court gave its final approval of the settlement on February 3, 2010, and entered its Order and Final Judgment dismissing the litigation, with prejudice.  The terms of the settlement provide that, among other things:  the Company will adopt and/or maintain for a specified period certain procedures related to the granting and administration of stock options, as well as certain corporate governance measures; counsel for the plaintiffs in the litigation will receive a specified dollar amount for their fees and expenses, which amount shall be paid by the Company’s insurance carrier; the Company and its past and present officers, directors and employees are released from any claims related to the matters alleged in the litigation; and the plaintiffs and their counsel are released from any claims related to the filing, prosecution, and settlement of the litigation.

Air Quality Matters

The South Coast Air Quality Management District (the SCAQMD) issued to us notices of violation, dated December 14, 2007 and December 5, 2008, alleging violations of certain permitting and air quality rules at our Van Nuys, California manufacturing facility.  The December 2007 notice involved operating three facility furnaces with different burners than those described on the permit to operate the furnaces.  The December 2008 notice was issued after the company self-disclosed and corrected certain discrepancies associated with the manner that the facility reported nitrogen oxide (NOx) emissions in 2004 and 2005.  To resolve the violation notices, throughout 2008 and 2009, the company worked closely with the SCAQMD to achieve compliance and took all steps necessary to remedy the issues associated with these violations, including the submission of permit applications to modify the description of the burners for three of the plant’s furnaces.  The company also took steps to ensure that all required reporting and other regulatory obligations to SCAQMD were made.  On September 22, 2009, Superior entered into a settlement agreement with the SCAQMD.  The salient terms of the agreement required the company to pay a civil penalty of fifty thousand dollars in exchange for a release from all liability with regard to any condition at the facility prior to June 30, 2009.  The September 22, 2009 settlement agreement serves as a global resolution of the notices of violations as well as any other past compliance issues associated with the facility.

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

ITEM 4 - RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers who are also Directors is contained in our 2010 Annual Proxy Statement under the caption “Election of Directors.”  Such information is incorporated into Part III, Item 10 – Directors, Executive Officers and Corporate Governance.  With the exception of the Chief Executive Officer (CEO), all executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors.  For a description of the CEO’s employment agreement, see “Employment Agreements” in our 2010 Annual Proxy Statement, which is incorporated herein in reference.

Listed below are the name, age, position and business experience of each of our officers who are not directors:
			Assumed
Name	Age	Position	Position

Robert D. Bracy	62	Senior Vice President, Facilities	2005
		Vice President, Facilities	1997

Robert A. Earnest	48	Vice President, General Counsel and Corporate Secretary	2007
		Director, Tax and Legal and Corporate Secretary	2006
		Director, Tax and Customs – Nissan North America	2001

Emil J. Fanelli	67	Vice President and Corporate Controller	2008
		Acting Chief Financial Officer	2007
		Vice President and Corporate Controller	2001

Stephen H. Gamble	55	Vice President, Treasurer	2006
		Director, Financial Planning and Analysis	2001

Parveen Kakar	43	Senior Vice President, Corporate Engineering and Product Development	2008
		Vice President, Program Development	2003

Michael J. O’Rourke	48	Executive Vice President, Sales, Marketing and Operations	2009
		Senior Vice President, Sales and Administration	2003

Razmik Perian	52	Chief Information Officer	2006
		Director, Corporate Information Technology	2000
Eddie Rodriguez	55	Vice President, Human Resources	2007
		Director, Human Resources – The Coca-Cola Company	2004

Gabriel Soto	61	Vice President, Mexico Operations	2004

Kenneth A. Stakas	58	Senior Vice President, Manufacturing	2006
		Vice President of Operations -
		Amcast Automotive, Components Group	2000

Cameron Toyne	50	Vice President, Supply Chain Management	2008
		Vice President, Purchasing	2007
		Director of Purchasing	2004

 PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (symbol: SUP).  We had approximately 540 shareholders of record as of February 8, 2010 and 26.7 million shares issued and outstanding as of March 5, 2010.

*Assumes the value of the investment in Superior Industries International common stock and each index was $100 on December 31, 2004 and that all dividends were reinvested.

	Superior Industries	Dow Jones US Total	Dow Jones US Auto
	International, Inc.	Market Index	Parts Index

2004	$100.00	$100.00	$100.00
2005	$78.72	$106.32	$84.27
2006	$70.55	$122.88	$90.25
2007	$68.62	$130.26	$103.67
2008	$41.38	$81.85	$51.64
2009	$63.03	$105.42	$77.04

Dividends

Cash dividends declared during 2009 and 2008 totaled $0.64 per share in each year and were paid on a quarterly basis.  Continuation of quarterly dividends is contingent upon various factors, including economic and market conditions, none of which can be accurately predicted, and the approval of our Board of Directors.

Quarterly Common Stock Price Information

The following table sets forth the high and low closing sales price per share of our common stock during the periods indicated.

	2009		2008
	High	Low	High	Low

First Quarter	$12.88	$8.31	$21.55	$16.43
Second Quarter	$15.18	$11.85	$22.21	$17.42
Third Quarter	$16.35	$13.60	$19.97	$16.07
Fourth Quarter	$16.35	$13.26	$19.35	$8.92

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 17, 2000, the Board of Directors authorized the repurchase of 4.0 million shares of our common stock as part of the 2000 Stock Repurchase Plan (Repurchase Plan).  During the fiscal year 2009, there were no repurchases of common stock.  As of December 31, 2009, approximately 3.2 million shares remained available for repurchase under the Repurchase Plan.

Recent Sales of Unregistered Securities

During the fiscal year 2009, there were no sales of unregistered securities.

ITEM 6 - SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Our fiscal year is the 52- or 53-week period ending on the last Sunday of the calendar year.  The fiscal years 2009, 2008 and 2007 comprised the 52-week periods ended December 27, 2009, December 28, 2008 and December 30, 2007, respectively.  The fiscal year 2006 comprised the 53-week period ended December 31, 2006.  The fiscal year 2005 comprised the 52-week periods ended December 25, 2005.  For convenience of presentation, all fiscal years are referred to as beginning as of January 1 and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.

Fiscal Year Ended December 31,	2009	2008	2007	2006	2005

Statement of Operations ($ - 000s)
Net sales	418,846	754,894	956,892	789,862	804,161
Gross profit (loss)	(10,169)	6,577	32,492	8,740	48,824
Impairments of long-lived assets	11,804	18,501	-	4,470	7,855
Income (loss) from operations	(44,618)	(37,668)	3,321	(21,409)	19,167
Income (loss) from continuing operations
before income taxes and equity earnings	(43,255)	(28,573)	10,200	(16,088)	23,908
Income tax (provision) benefit (1)	(26,047)	1,778	(6,263)	285	(9,572)
Equity earnings (loss) (2)	(24,840)	742	5,355	5,004	5,039
Net income (loss)	(94,142)	(26,053)	9,292	(10,799)	19,375

Balance Sheet ($ - 000s)
Current assets	308,132	319,289	356,079	346,593	359,740
Current liabilities	66,776	62,201	95,596	112,083	110,634
Working capital	241,356	257,088	260,483	234,510	249,106
Total assets	541,853	628,539	729,922	712,505	719,895
Long-term debt	-	-	-	-	-
Shareholders' equity	373,272	471,593	550,573	563,114	583,988

Financial Ratios
Current ratio (3)	4.6:1	5.1:1	3.7:1	3.1:1	3.3:1
Long-term debt/total capitalization (4)	0.0%	0.0%	0.0%	0.0%	0.0%
Return on average shareholders' equity (5)	-22.3%	-5.1%	1.7%	-1.8%	-1.2%

Share Data
Net income (loss)
- Basic	$(3.53)	$(0.98)	$0.35	$(0.41)	$0.73
- Diluted	$(3.53)	$(0.98)	$0.35	$(0.41)	$0.73

Shareholders' equity at year-end	$14.00	$17.68	$20.67	$21.16	$21.95
Dividends declared	$0.640	$0.640	$0.640	$0.640	$0.635

(1) See Note 7 - Income Taxes in Notes to Consolidated Financial Statements in Item 7 - Financial Statements and Supplementary Data in
this Annual Report on Form 10-K for a discussion of material items impacting the 2009 income tax provision.
(2) See Note 6 - Investments in Notes to Consolidated Financial Statements in Item 7 - Financial Statements and Supplementary Data in
this Annual Report on Form 10-K for a discussion of material items impacting our 2009 joint venture losses.
(3) The current ratio is current assets divided by current liabilities.
(4) Long-term debt/total capitalization represents long-term debt divided by total shareholders' equity plus long-term debt.
(5) Return on average shareholders' equity is net income (loss) divided by average shareholders' equity. Average shareholders' equity is the beginning of the year shareholders' equity plus the end of year shareholders' equity divided by two.

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

Executive Overview

Beginning with the third quarter of 2008, the automotive industry was negatively impacted by the continued dramatic shift away from full-size trucks and SUVs caused by continuing high fuel prices, rapidly rising commodity prices and the tightening of consumer credit due to the then deteriorating financial markets.  Accordingly, our OEM customers announced unprecedented restructuring actions, including assembly plant closures, significant reductions in production of light trucks and SUVs, delayed launches of key 2009 model-year light truck programs and movement toward more fuel-efficient passenger cars and cross-over type vehicles.  In the second quarter of 2009, both Chrysler and GM announced on April 30, 2009 and June 1, 2009, respectively, that they were filing a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code after receiving emergency funding from the U.S. federal government.  Chrysler emerged from bankruptcy on June 10, followed by GM on July 11.  The majority, if not all, of Chrysler’s and GM’s assembly plants were closed during their bankruptcy proceedings.

We have taken steps to manage our costs in order to rationalize our production capacity after the announcements beginning in the third quarter of 2008 by our major customers of assembly plant closures and sweeping production cuts, particularly in the light truck and SUV platforms.  In August 2008, we announced the planned closure of our wheel manufacturing facility located in Pittsburg, Kansas, and workforce reductions in our other North American plants, resulting in the layoff of approximately 665 employees and the elimination of 90 open positions.  On January 13, 2009, we also announced the planned closure of our Van Nuys, California wheel manufacturing facility, thereby eliminating an additional 290 jobs.  The Kansas and California facilities ceased operations in December 2008 and June 2009, respectively.

Our customers continue to request price reductions as they work through their own financial challenges.  We are engaged in ongoing programs to reduce our own costs through process automation and identification of industry best practices in an attempt to mitigate these pricing pressures.  However, it has become increasingly more difficult to react quickly enough given the continuing pressure for price reductions, reductions in customer orders, and the lengthy transitional periods necessary to reduce labor and other costs.  As such, our profit margins will likely continue to be lower than our historical levels for some period of time.  We will continue to strive to increase our operating margins from current operating levels by aligning our plant capacity with industry demand and aggressively implementing cost-saving strategies to enable us to meet customer-pricing expectations.  However, as we incur costs to implement these strategies, the initial impact on our future financial position, results of operations and cash flow may be negative.  Additionally, even if successfully implemented, these strategies may not be sufficient to offset the impact of on-going pricing pressures and additional reductions in customer demand in future periods.

Overall North American production of passenger cars and light trucks during the year was reported by industry publications as being down approximately 32 percent versus a year ago, as production of passenger cars decreased 36 percent and production of light trucks and SUVs decreased 28 percent.  The U.S. automotive industry in 2009 was impacted negatively by extended assembly plant closures and the lack of available consumer credit as a result of the deterioration of the financial markets and overall recessionary economic conditions in the U.S.

Unit shipments in our first and second quarters of 2009 approximated 1.4 million wheels per quarter, the lowest level for any quarter since the first quarter of 1992. Unit shipments increased to approximately 2.0 million wheels in the third quarter of 2009 and were approximately 2.4 million wheels in the fourth quarter of 2009.  Sales in the second half of 2009 were positively impacted by increased production, as both GM and Chrysler began to return to more normalized production levels following their emergence from Chapter 11 bankruptcy protection.  We also believe that automotive production generally was positively impacted by increased consumer demand for new automobiles, largely driven by the federal government’s Car Allowance Rebate System, also known as “cash for clunkers”.  Gross loss for the year was ($10.2) million, or (2) percent of net sales, compared to profit of $6.6 million, or 1 percent of net sales, in the same period a year ago.  The net loss after income taxes and equity earnings for the period was ($94.1) million, or ($3.53) per diluted share, compared to a net loss in 2008 of ($26.1) million, or ($0.98) per diluted share.

Listed in the table below are several key indicators we use to monitor our financial condition and operating performance.

Results of Operations

Fiscal Year Ended December 31,	2009	2008	2007
(Thousands of dollars, except per share amounts)

Net sales	$418,846	$754,894	$956,892
Gross profit	$(10,169)	$6,577	$32,492
Percentage of net sales	-2.4%	0.9%	3.4%
Income (loss) from operations	$(44,618)	$(37,668)	$3,321
Percentage of net sales	-10.7%	-5.0%	0.3%
Net income (loss) from continuing operations	$(94,142)	$(26,053)	$9,292
Percentage of net sales	-22.5%	-3.5%	1.0%
Diluted earnings (loss) per share	$(3.53)	$(0.98)	$0.35

Net Sales

Consolidated net sales decreased $336.1 million, or 45 percent, to $418.8 million in 2009 from $754.9 million in 2008. Aluminum wheel sales decreased $329.5 million in 2009 to $408.9 million from $738.4 million a year ago, a 45 percent decrease. Unit shipments in 2009 decreased 3.2 million, or 31 percent, to 7.2 million from 10.4 million in 2008. The average selling price of our wheels in 2009 decreased by 20 percent compared to 2008, as the average pass-through price of aluminum decreased by 16 percent in 2009 compared to 2008.  The change in the average selling price related to aluminum price changes accounted for $81.4 million of the wheel sales decrease and the unit shipment decline accounted for $228.2 million of the decrease.  The balance of the total wheel sales decline was due to the change in sales mix.  Tooling reimbursement revenues that were recognized were $10.0 million this year compared to $16.5 million a year ago.

U.S. Operations
Consolidated net sales by our U.S. wheel plants decreased $272.0 million, or 67 percent, to $134.3 million in 2009 from $406.3 million in 2008.   The decrease in revenues in 2009 is directly attributable to a 58 percent decrease in unit shipments and a lower average selling price due principally to a reduction in the pass-through price of aluminum.   We closed our Kansas and California plants in the U.S. in December 2008 and June 2009, respectively, and shifted a portion of these facilities production to our Mexico plants which partially contributed to the decrease in unit shipments.  The significant decrease in 2009 unit shipments and revenues compared 2008 is attributable to the reduced consumer demand for automobiles and light trucks and the shift of production from the U.S. to Mexico.

Mexico Operations
Net sales by our Mexican wheel plants decreased $57.9 million, or 18 percent, to $272.9 million in 2009 from $330.8 million in 2008.  The decrease in net sales in 2009 compared to 2008 is primarily attributable to the decrease in average selling price due to the reduction in the aluminum pass through price, partially offset by the 4 percent increase in units shipped.  In addition, changes in foreign exchange rates negatively impacted net sales in 2009 by approximately 19 percent when comparing 2008 revenues to 2009.

Unit shipments to Ford increased to 35 percent of our total OEM unit shipments in 2009 from 26 percent a year ago, while unit shipments to GM decreased to 34 percent from 39 percent in 2008. Unit shipments to Chrysler decreased to 13 percent from 15 percent in 2008, while shipments to our international customers totaled 18 percent compared to 20 percent in 2008. According to Wards Auto Info Bank, overall North American production of passenger cars and light trucks in 2009 decreased approximately 32 percent compared to our 31 percent decrease in aluminum wheel shipments. However, production of the specific passenger cars and light trucks using our wheel programs decreased 34 percent compared to our 31 percent decrease in our total shipments, indicating a slight increase in market share. Production of light trucks and SUVs with our wheel programs decreased 30 percent compared to our 22 percent decrease in shipments. Production of passenger cars with our wheel programs was down 38 percent compared to our 41 percent decrease in shipments.

Consolidated net sales decreased $202.0 million, or 21 percent, to $754.9 million in 2008 from $956.9 million in 2007. Aluminum wheel sales decreased $206.1 million in 2008 to $738.4 million from $944.5 million in 2007, a 22 percent decrease. Unit shipments in 2008 decreased 2.8 million, or 22 percent, to 10.4 million from 13.2 million in 2007. The average selling price of our wheels in 2008 was approximately the same as the average selling price in 2007, as the average pass-through price of aluminum was the same in both years and there was no significant change in sales mix. The decrease in unit shipments accounted for $203.3 million of the wheel sales decrease, with the balance of the decrease due to the change in sales mix.  Tooling reimbursement revenues were $16.5 million in 2008 compared to $12.4 million in 2007.

According to Wards Automotive Yearbook 2009, aluminum wheel installation rates on passenger cars and light trucks in the U.S. was 65 percent for the 2008 and 2007 model years compared to 63 percent for the 2006 model year.  Aluminum wheel installation rates have increased to this level since the mid-1980s, when this rate was only 10 percent. However, in recent years, this growth rate has slowed with the aluminum wheel installation rate increasing only 13 percentage points from 52 percent for the 1997 model year, while experiencing a slight decrease between 2004 and 2005.  We expect this trend of slow growth or no growth to continue. In addition, our ability to grow in the future may be negatively impacted by continued customer pricing pressures and overall economic conditions that impact the sales of passenger cars and light trucks, such as continued fluctuating fuel prices and a continued lack of available consumer credit.

U.S. Operations
Consolidated net sales by our U.S. wheel plants decreased $146.0 million, or 26 percent, to $406.3 million in 2008 from $552.3 million in 2007.   The decrease in revenues in 2008 is directly attributable to a 28 percent decrease in unit shipments.   During the first quarter of 2007, we closed our Tennessee plant in the U.S. and shifted a portion of that facility’s production to our Mexico plants which partially contributed to the decrease in unit shipments.  The significant decrease in 2008 unit shipments and revenues compared 2007 is attributable to the reduced consumer demand for automobiles and light trucks.

Mexico Operations
Net sales by our Mexican wheel plants decreased $57.6 million, or 15 percent, to $330.8 million in 2008 from $388.4 million in 2007.  The decrease in net sales in 2008 compared to 2007 is primarily attributable to a decrease in unit shipments due to a reduction in consumer demand for automobiles and light trucks.  During 2007, we opened a new plant in Mexico and absorbed a portion of the production of our Tennessee plant that closed during the first quarter of 2007.  In addition, changes in foreign exchange rates negatively impacted net sales in 2008 by approximately 2 percent.

Gross Profit (Loss)

During 2009, consolidated gross profit decreased $16.7 million to a gross loss of ($10.2) million, or (2) percent of net sales, from a gross profit of $6.5 million, or 1 percent of net sales, in 2008. The major factors contributing to the decreased gross profit in 2009 were the 31 percent and 32 percent decreases in unit shipments and wheels produced in our plants, respectively. As indicated above, unit shipments and, therefore, plant productivity were impacted severely by various customer restructuring actions and market conditions that affected the entire automotive industry and reduced consumer demand for cars and light trucks.  Due to our own restructuring actions during 2009, gross profit included charges totaling approximately $21.3 million related to the following actions. One-time termination benefit costs and other plant closure costs for the Van Nuys and Pittsburg facilities amounted to $14.5 million and $1.8 million, respectively, and the one-time termination benefit costs associated with the workforce reductions at our other North American plants amounted to approximately $2.5 million. Because of the closures of the Van Nuys and Pittsburg facilities and reduced production volumes at our other facilities, certain forward natural gas contracts for those operations no longer qualified for the normal purchase exemption under the accounting rules. Accordingly, gross profit included a charge of $2.5 million, representing the difference between the contract and fair values of those contracts.

During 2008, consolidated gross profit decreased $25.9 million to $6.6.million, or 1 percent of net sales, from $32.5 million, or 3 percent of net sales, in 2007. The major factors contributing to the decreased gross profit in 2008 were the 22 percent decreases in both unit shipments and wheels produced in our plants. As indicated above, unit shipments and, therefore, plant productivity were impacted severely by various customer restructuring actions and market conditions that affected the entire automotive industry.  Due to our own restructuring actions during 2008 referred to above, gross profit included charges totaling approximately $6.4 million. Severance and other plant closure costs for the Kansas facility amounted to $3.8 million, and the severance costs associated with the workforce reductions at our other North American plants amounted to approximately $1.0 million. Because of the closures of the Kansas and California facilities, the forward natural gas contracts for those operations no longer qualified for the normal purchase exemption under the accounting rules. Accordingly, gross profit included a charge of $1.6 million, representing the difference between the contract and fair values of those contracts as of the end of 2008. Gross profit in 2008 was also negatively impacted by the loss on the sale of forged wheels purchased from our joint venture and sold by us to our customers in the United States, totaling $3.8 million. This amount included reductions to inventory valuation due to decreases in the aluminum portion of our selling prices, freight and duty charges and third party warehousing costs.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $22.6 million, or 5 percent of net sales, in 2009 compared to $25.7 million, or 3 percent of net sales, in 2008, and $29.2 million, or 3 percent of net sales, in 2007. The $3.1 million decrease in selling, general and administrative expenses in 2009 was due principally to reductions in salaries and related fringe expenses of $1.2 million and in reductions in the provision for bad debts of $1.2 million. Selling, general and administrative expenses were $3.4 million lower in 2008 than 2007, due principally to reduction in legal expenses of $2.9 million.

Impairment of Long-Lived Assets and Other Charges

Due to the deteriorating financial condition of our major customers and other changes in the automotive industry, we performed impairment analyses at the end of each fiscal quarter at the end of the year 2009 on all long-lived assets in our operating plants, in accordance with U.S. GAAP.  Our estimated undiscounted cash flow projections as of the end of the year exceeded the asset carrying values in all of our wheel manufacturing plants in North America; therefore, no impairment was required to be made to our long-lived assets in our operating plants in the fourth quarter of 2009.

Based on the impairment analyses conducted at the end of the first quarter of 2009, we concluded that the estimated future undiscounted cash flows of our Fayetteville, Arkansas manufacturing facility would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility.  As a result, we recorded a pretax asset impairment charge against earnings totaling $8.9 million during the first quarter of 2009, reducing the $18.2 million carrying value of certain assets at this facility to their respective estimated fair values.  The estimated fair values of the long-lived assets at our Fayetteville, Arkansas manufacturing facility were determined with the assistance of estimated fair values of comparable properties and an independent third party appraisal of the machinery and equipment.  These assets are classified as held and used in accordance with U.S. GAAP.  We have classified the inputs to the nonrecurring fair value measurement of these assets as being Level 2 within the fair value hierarchy in accordance with U.S. GAAP.

In January 2009, we announced the planned closure of our wheel manufacturing facility located in Van Nuys, California in an effort to further reduce costs and more closely align our capacity with sharply lower demand for aluminum wheels by the automobile and light truck manufacturers. The facility ceased operations at the end of the second quarter of 2009, resulting in the layoff of approximately 290 employees. A pretax asset impairment charge against earnings totaling $10.3 million, reducing the $10.8 million carrying value of certain assets at the Van Nuys manufacturing facility to their respective fair values, was recorded in the fourth quarter of 2008, when we concluded that the estimated future undiscounted cash flows of that operation would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility.  We used an independent third party appraiser to assist us in determining the fair values of these assets.

During the second quarter of 2009, we received an offer for the sale of our Johnson City, Tennessee facility which was subsequently cancelled.  We believe this offer was the best indicator of the current fair value of the property and we recorded a reduction in our carrying value of this facility by $0.6 million to the $2.2 million offer.  Additionally, we received some indications, based on equipment sales that occurred subsequent to June 28, 2009, that the carrying values of the held for sale equipment from our Pittsburg, Kansas, and Van Nuys, California, facilities, totaling $2.6 million, were higher than their current market values.  Consequently, we recorded an additional impairment charge of $1.9 million to reduce the carrying value of this equipment to their new estimated fair values in the second quarter also.  We have classified the above nonrecurring fair value measurements as Level 2 inputs within the fair value hierarchy utilizing the market approach in accordance with U.S. GAAP.  Due to plant shutdowns and the realignment of our business to match our current production needs, we have identified, and are in the process of selling, specific long-lived assets from our former manufacturing operations in Johnson City, Tennessee, and Pittsburg, Kansas.  These assets, which totaled $6.8 million at December 31, 2009, are classified as assets held for sale in accordance with U.S. GAAP.

In August 2008, we announced the planned closure of our wheel manufacturing facility located in Pittsburg, Kansas, in an effort to eliminate excess wheel capacity and enhance overall efficiency. The closure, which was completed in December 2008, resulted in the layoff of approximately 600 employees. A pretax asset impairment charge against earnings totaling $5.0 million, reducing the carrying value of certain assets at the Pittsburg facility to their respective fair values, was recorded in the third quarter of 2008, when we concluded that the estimated future undiscounted cash flows of that operation would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility. In the fourth quarter of 2008, when it was determined that the carrying values of additional long-lived assets would not be recovered, the impairment charge was increased by an additional $2.4 million.  We used an independent third party appraiser to assist us in determining the fair values of the assets at the Pittsburg, Kansas, facility.

For the periods between the announced plant closures and the date operations actually ceased, these assets are classified as held-and-used, in accordance with U.S. GAAP. Upon termination of plant operations, the remaining assets are classified as held-for-sale.

One-time termination benefits and other shutdown costs related to the above plant closures and workforce reductions in our other North American facilities were $19.1 million in 2009, of which $18.8 million was included in cost of sales and $0.3 million was included in selling, general and administrative expenses.  One-time termination benefits and other shutdown costs were $4.7 million in 2008 and were included in costs of sales.  One-time termination benefits were derived from the individual agreements with each employee and were accrued ratably over the requisite service period.  Payments for one-time termination benefits and other shutdown costs totaled $16.7 million in 2009 compared with $4.6 million in 2008 and the resulting liabilities of $2.5 million and $0.1 million for 2009 and 2008, respectively, were included in accrued expenses in our consolidated balance sheets for their respective periods.

Income (Loss) from Operations

Aluminum, natural gas and other direct material costs are a significant component of the direct costs to manufacture wheels.  These costs are substantially the same for all of our plants since the same set of suppliers service both our U.S. and Mexico operations. In addition, our operations in the U.S. and Mexico sell to the same customers, utilize the same marketing and engineering resources, have the same material inputs, have interchangeable manufacturing processes and provide the same basic end product.  However, profitability between our U.S. and Mexico operations can vary as a result of differing labor and benefit costs, the mix of wheels manufactured and sold by each plant, as well as differing plant utilization levels resulting from our internal allocation of wheel programs to our plants.

Changes in raw material costs and product mix had a nominal impact on income (loss) from operations since changes in aluminum costs are passed through to our customers and product mix remained relatively unchanged during the periods presented. Overall profitability of our U.S. and Mexico operations was impacted severely by various customer restructuring actions, global economic conditions that affected the entire automotive industry, and our own restructuring actions during these three years.

Consolidated income (loss) from operations includes our U.S. operations and our international operations, which are principally our wheel manufacturing operations in Mexico, and certain costs that are not allocated to a specific operation.   These expenses include corporate services that are primarily incurred in the U.S. but are not charged directly to our world-wide operations, such as selling, general and administrative expenses, engineering services for wheel program development and manufacturing support, environmental and other governmental compliance services, etc.

Consolidated income (loss) from operations decreased $7.0 million to a loss of ($44.6) million in 2009 from the loss of ($37.6) million in 2008.  Income from operations of our U.S. operations decreased $12.7 million, while income from our Mexican operations decreased $0.2 million when comparing 2009 to 2008.  The net decrease in income from our North American manufacturing operations compared to 2008 was offset by a $6.0 million improvement in corporate costs during 2009.   Included below are the major items that impacted income (loss) from operations for our U.S. and Mexico operations during 2009.

U.S. Operations
As noted above, income (loss) from operations for our U.S. operations decreased by $12.7 million from 2008 to 2009.  Our U.S. operations during 2009 consisted of two wheel plants for the entire year and our Van Nuys, California, facility for the first half of the year, whereas 2008 also included our Kansas and California facilities for the entire year.   After the operations ceased at our Kansas and California facilities, the production was apportioned between our other U.S. and Mexico facilities with the bulk of the production being redirected to our Mexico facilities.  The impairments related to the long-lived assets of our Kansas and California facilities, along with those at our Fayetteville, Arkansas facility, and the related plant closure costs and workforce reductions at our other U.S. facilities reduced our income (loss) from operations in the U.S. by $12.7 million from 2008 to 2009.  The remaining decrease in income (loss) from operations from 2008 to 2009 for our U.S. operations was attributable primarily to a 58 percent decrease in unit shipments due to the reduced consumer demand for passenger cars and light trucks and to a decrease in plant utilization in 2009 of 25 percent.

Mexico Operations
Income from operations for our Mexico operations decreased by $0.2 million in 2009. Mexico operations during 2009 and 2008 consisted of three fully operational wheel plants.  The increase in income from operations of our Mexico operations after adjusting for workforce reductions costs and losses on certain forward natural gas contracts was due primarily to a 4 percent increase in unit shipments, which was partially offset by a reduction in plant utilization in 2009 of 14 percent and an increase in workforce reduction expenses of $1.4 million.

Included in our income (loss) from operations in Mexico were $2.3 million in workforce reduction costs and losses on certain forward natural gas contracts in 2009 compared to workforce reduction costs on $0.6 million in 2008.

U.S. versus Mexico Production
In 2009, wheels produced by our Mexico and U.S. operations accounted for 69 percent and 31 percent, respectively, of our total production. This compares to 45 percent in Mexico and 55 percent in the U.S. in 2008.  We anticipate that the percentage of production in Mexico will remain at approximately 69 percent of our total production in 2010.

Consolidated income (loss) from operations decreased $41.0 million to a loss of ($37.7) million in 2008 from income of $3.3 million in 2007.  Income from operations of our U.S. operations and Mexico operations decreased $27.6 million and $15.6 million, respectively, when comparing 2007 to 2008.  These decreases were offset slightly by a $2.2 million improvement in corporate costs during 2008.   Included below are the major items that impacted income (loss) from operations for our U.S. and Mexico operations during this three year period.

U.S. Operations
As noted above, income (loss) from operations for our U.S. operations decreased by $27.6 million from 2007 to 2008.  Our U.S. operations during 2008 consisted of four wheel plants for the entire year, whereas 2007 also included our Tennessee plant until it ceased operations at the end of the first quarter of that year.   After the operations ceased at our Tennessee plant, its production was apportioned between our other U.S. and Mexico facilities.  The actions related to the Tennessee plant closure and the recently announced closures of our Kansas and California wheel facilities referred to above, reduced our income (loss) from operation in the U.S. by $20.0 million from 2007 due to impairments, plant closure costs and workforce reduction expenses incurred as a result of those actions.  The remaining decrease in income (loss) from operations from 2007 to 2008 for our U.S. operations was attributable to reduced plant utilization of 21 percent and a 28 percent decrease in unit shipments due to the reduced consumer demand for passenger cars and light trucks.  Changes in pricing or product mix did not have a material impact on the decrease in income (loss) from our U.S. operations when comparing 2007 to 2008.

Mexico Operations
Income (loss) from operations for our Mexico operations decreased $15.6 million when comparing 2007 to 2008. Mexico operations during 2008 and 2007 consisted of three fully operational wheel plants in Mexico.  Our third wheel plant in Mexico began full production and sales as of the beginning of 2007.  Workforce reduction expenses in our Mexico operations increased by $0.6 million from 2007 to 2008.  The remaining decrease in income (loss) from operations for our Mexico operations was due to a 10 percent decrease in unit shipments and the resulting 11 percent decline in plant utilization.  Changes in pricing, product mix, or currencies, did not have a material impact on the decrease in income (loss) from operations for our Mexico operations.

U.S. versus Mexico Production
In 2008, our U.S. and Mexico operations accounted for 55 percent and 45 percent, respectively, of our total   production, compared to 59 percent and 41 percent, respectively, in 2007.

Interest Income, net and Other Income (Expense), net

Net interest income for the year decreased 26 percent to $2.2 million from $2.9 million in 2008, due principally to a decrease in the average rate of return to 1.1 percent from 2.7 percent in 2008, offsetting an increase of $40.2 million in the average balance of cash invested. Net interest income in 2008 decreased 21 percent to $2.9 million from $3.7 million in 2007, due principally to a decrease in the average rate of return to 2.7 percent from 4.9 percent in 2007, offsetting an increase of $28.1 million in the average balance of cash invested.

Net other income (expense) in 2009 was ($0.8) million compared to $6.2 million in 2008. For the first nine months of 2008, the Mexican peso exchange rate averaged 10.54 pesos to the U.S. dollar. During the fourth quarter, this rate increased to 13.85 Mexican pesos to the U.S. dollar, averaging 13.20 Mexican pesos to the U.S. dollar for the quarter. As a result, net other income (expense) in 2008 included foreign exchange transaction gains totaling $5.9 million in the fourth quarter and $5.4 million for the year 2008.

 Effective Income Tax Rate

Our income (loss) from continuing operations before income taxes and equity earnings was ($43.3) million in 2009, ($28.6) million in 2008, and $10.2 million in 2007. The effective tax rate on the 2009 pretax income from continuing operations was a provision of 60.2 percent compared to a tax benefit of 6.2 percent in 2008, and a provision of 61.4 percent in 2007. The following is a reconciliation of the United States federal tax rate to our effective income tax rate along with a discussion of the key drivers that impacted our effective income tax rate for the periods presented:

Year Ended December 31,	2009	2008	2007

Statutory rate - (provision) benefit	35.0%	35.0%	(35.0)%
State tax (provisions), net of federal income tax benefit (1)	10.6	5.0	(0.6)
Permanent differences (2)	(5.0)	(12.0)	(20.9)
Tax credits	0.1	0.7	0.7
Foreign income taxed at rates other than the statutory rate (3)	1.4	(0.3)	19.6
Valuation allowance (4)	(106.4)	(25.2)	(6.5)
Changes in tax liabilities, net (5)	7.3	(0.6)	(18.3)
Other	(3.2)	3.6	(0.4)

Effective income tax rate	(60.2)%	6.2%	(61.4)%

1)
Actual state tax provisions and benefits, net of federal income tax benefit during 2007, 2008, and 2009, were a provision of $0.1 million, a benefit of $1.4 million, and a benefit of $4.6 million, respectively.  The primary driver in the increase in state provision for 2009 is the result of generating net state income tax losses during those periods.

2)
Actual permanent differences impacting the income tax provisions during 2007, 2008 and 2009 were $2.1 million, $3.4 million, and $2.2 million, respectively.  There were no material changes in the permanent differences for each of the periods presented.  The primary drivers of the percentage changes in the effective income tax rate related to permanent differences were the fluctuating levels of income (loss) from continuing operations before income taxes and equity earnings.

3)
During 2007, a greater proportion of our income was generated in foreign jurisdictions when compared to 2008 and 2009. The impact of foreign income taxed at rates other than the statutory rate on our reported tax provisions was $2.0 million in 2007, $0.1 million in 2008, and $0.6 million in 2009. During these same periods, our income (loss) from continuing operations before income taxes and equity earnings was $10.2 million in 2007, ($28.6) million in 2008, and ($43.3) million in 2009.  The higher proportion of foreign earnings in 2007 as a percentage of the lower consolidated income from continuing operations before taxes and equity earnings in that year resulted in the significant impact on the effective income tax rate in 2007.

4)
During 2007, 2008, and 2009, increases in our valuation allowances resulted in additional tax expense of $0.7 million, $7.2 million, and $46.0 million, respectively.   The significant increase in the tax expense related to valuation allowances during 2009 was due to an increase in the valuation allowance recorded for our beginning federal deferred tax assets in the amount of $35.6 million, an increase related to current year deferred tax items for which a valuation allowance was established in the amount of $7.5 million, and an increase in the valuation allowance recorded for our foreign net operating loss carryforwards of $0.6 million for which we have determined that it was more likely than not that the benefit would not be realized.   The significant increase in the tax expense related to valuation allowances during 2008 was due to an increase in the valuation allowance recorded for our foreign net operating loss carryforwards and foreign tax credit carryforwards for which we determined that it was more likely than not that the benefit would not be realized.

5)
The impact of changes in our tax liabilities resulted in additional tax expense of $1.9 million, expense of $0.2 million, and a benefit of $3.2 million during 2007, 2008, and 2009, respectively.  Effective January 1, 2007, we adopted the U.S. GAAP method of accounting for uncertain tax positions.  The increase in tax liabilities during 2007 relates to accruals for interest and penalties on the liability established upon adoption of the U.S. GAAP method of accounting for uncertain tax positions at the beginning of that year.  In 2008, we continued to accrue interest and penalties on the tax liabilities established for uncertain tax positions.  However, also during 2008, we decreased the tax liabilities as a result of the expiration of statutes of limitations on years for which a liability had originally been established upon adoption of the U.S. GAAP method of accounting for uncertain tax positions.   The increase in tax liabilities due to accruals for interest and penalties, minus the decrease due to the expiration of statutes of limitations, resulted in a net increase of $0.2 million to our 2008 income tax provision.  During 2009, we continued to accrue interest and penalties on beginning tax liabilities which resulted in increases to our tax provision in the amount of $4.3 million.  During 2009, we completed certain audits that resulted in a net reduction to the tax liability which decreased our tax provision in the amount of $7.5 million.

We are a multinational company subject to taxation in many jurisdictions.  We record liabilities dealing with uncertainty in the application of complex tax laws and regulations in the various taxing jurisdictions in which we operate.  If we determine that payment of these liabilities will be unnecessary, we reverse the liability and recognize the tax benefit during the period in which we determine the liability no longer applies.  Conversely, we record additional tax liabilities or valuation allowances in a period in which we determine that a recorded liability is less than we expect the ultimate assessment to be or that a tax asset is impaired.  The effects of recording liability increases and decreases are included in the effective income tax rate.

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

We have a 50 percent-owned joint venture, Suoftec Light Metal Products Production & Distribution Ltd (Suoftec), a manufacturer of both light-weight forged and cast aluminum wheels in Hungary. The investment in this joint venture is accounted for utilizing the equity method of accounting. Accordingly, our share of joint venture’s net income is included in the consolidated statements of operations in “Equity in Earnings (Losses) of Joint Ventures”.

Suoftec Joint Venture
Net sales of Suoftec were also negatively impacted by customer restructuring and the economic conditions affecting the automotive industry in Europe.  The joint venture’s net sales decreased $54.1 million, or 39 percent, in 2009 to $83.1 million from $137.2 million in 2008, as unit shipments declined 31 percent and average selling price in U.S. dollars fell by 13 percent. However, the average selling price in euros, the functional currency of the joint venture, declined approximately 7 percent, which was compounded by a decrease in the U.S. dollar/euro exchange rate of approximately 6 percent.

Net sales in 2008 decreased $8.5 million, or 6 percent, to $137.2 million from $145.7 million in 2007. Unit shipments decreased 9 percent from those of the prior year at 2.3 million units, while the average selling price in U.S. dollars increased 3 percent. However, the average selling price in euros, the functional currency of the joint venture, declined by 5 percent, while the U.S. dollar/euro exchange rate of increased approximately 8 percent.

Gross profit in 2009 decreased to a loss of ($17.4) million, or (21) percent of net sales, from profit of $2.9 million, or 2 percent of net sales, in 2008. Gross profit margin in 2009 was impacted negatively by the continuing shift in sales mix to smaller, lower-profit margin wheels. Gross profit in 2009 was also impacted negatively by cost increases related to operating inefficiencies and quality issues. Gross profit in 2008 decreased to $2.9 million, or 2 percent of net sales, from $14.9 million, or 10 percent of net sales, in 2007. Gross profit margin in 2008 was impacted negatively by a significant shift in sales mix from larger, higher profit margin aluminum wheels to smaller, lower-profit margin wheels. Gross profit in 2008 was also impacted negatively by a 25 percent increase in utility costs, which was partially offset by lower operating supplies and depreciation expense.

Selling, general and administrative costs in 2009 were $1.9 million, or 2 percent of net sales, compared to $2.6 million, or 2 percent of net sales in 2008 and $2.0 million, or 1 percent of net sales in 2007. The principal reason for the $0.7 million decrease in 2009 compared to 2008 was lower commission based sales in the current period.

Because our 50 percent-owned joint venture in Hungary was also affected by similar economic conditions impacting the European automotive industry, management has tested the long-lived assets of the Hungarian joint venture, Suoftec, for impairment at the end of each fiscal quarter in 2009 in accordance with U.S. GAAP.  Due to the general decline in the European automotive industry, during the fourth quarter of 2009, the projected future shipments declined sharply compared to the projections earlier in the year.  The impairment analysis performed at the end of the year indicated that the estimated undiscounted future cash flows from the reduced projected shipments of our joint venture facility would not be sufficient to recover the carrying value of long-lived assets attributable to that facility.  As a result, our joint venture recorded a $28.8 million pretax impairment charge against their long-lived assets reducing the carrying value of the asset grouping of $76.0 million to the asset grouping’s fair value.  We recorded our share of the charge, or $14.4 million, in our equity in earnings (losses) from joint ventures during the fourth quarter of 2009.  The estimated fair value of the Suoftec asset group was determined using a discounted cash flow model with the resulting value compared with comparable valuation multiples and was determined using Level 3 inputs within the fair value hierarchy in accordance with U.S. GAAP.  The discounted cash flow analysis included several key assumptions including the timing of cost savings initiatives that will be implemented, resolution of certain operational inefficiencies and quality issues, and margin improvement on new business all of which may never materialize or may not be sufficient to offset the impact of on-going pricing pressures and reductions in customer demand in future periods.  There is no guarantee that we will achieve our estimated results or that future impairment charges will not be recorded.  See Note 6 – Investments in Notes to Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data in this Annual Report on Form 10-K for further discussion of our Suoftec joint venture.

The reduction in other income (expense), net in 2009 of $1.2 million was due principally to lower interest income and higher foreign exchange transactional losses in the current period. The reduction in other income (expense), net in 2008 of $0.6 million compared to 2007 was due principally to increased interest income being offset by foreign exchange transactional losses.

Due to the net operating losses for the last three years and a reduced outlook, Suoftec’s management established valuation allowances totaling $4.2 million during 2009 for net operating losses and other deferred tax assets.  The statutory income tax rate in Hungary was 16 percent in 2008 and 2007 plus an additional 4 percent solidarity tax.  Effective in January 2010, the statutory income tax rate in Hungary will increase to 19 percent and the 4 percent solidarity tax will cease.  The annual effective income tax rates were (2.2) percent in 2009, 22.2 percent in 2008, compared to 18.7 percent in 2007.

The resulting net loss was ($50.1) million in 2009, compared to income of $0.4 million in 2008 and $11.2 million in 2007. Our 50-percent share of these earnings (losses) was ($25.1) million, $0.2 million and $5.6 million, respectively. After adjusting for the elimination of intercompany profits on wheels purchased from Suoftec, our equity earnings (losses) in each year were ($24.8) million in 2009, $0.7 million in 2008 and $5.2 million in 2007.

Suoftec’s cash at the end of 2009 was $14.9 million compared to $25.4 million a year ago. Working capital decreased $14.3 million to $32.5 million from $46.8 million at the end of 2008, due principally to a reduction of $10.5 million in cash, $3.6 million decrease in net inventories and an increase in current liabilities of $3.1 million, partially offset by a $2.8 million increase in accounts receivable. The current ratio decreased to 3.3 from 5.1 a year ago. Capital expenditures in 2009 were $4.3 million, compared to $15.5 million in 2008.  No dividends have been declared since 2007. We believe the joint venture’s current cash balance is sufficient for its future operating and capital expenditure requirements.

Net Income (Loss)

Net loss in 2009 was ($94.1) million, or (22) percent of net sales, compared to net loss of ($26.1) million, or (4) percent of net sales, in 2008, and net income of $9.3 million, or 1 percent of net sales, in 2007. Diluted earnings (loss) per share was ($3.53) per diluted share in 2009 compared to ($0.98) in 2008 and $0.35 in 2007.

Liquidity and Capital Resources

Our sources of cash liquidity include cash and cash equivalents, net cash provided by operating activities, and other external sources of funds. During the three years ended December 31, 2009, we had no bank or other interest-bearing debt. At December 31, 2009, our cash and cash equivalents totaled $134.3 million compared to cash and cash equivalents totaling $146.9 million a year ago and $106.8 million of cash and cash equivalents at the end of 2007. The $12.6 million decrease in cash and cash equivalents in 2009 was due principally to net cash provided by operating activities of $22.3 million being offset by net cash used in investing activities of $17.8 million and net cash used in financing activities of $17.1 million.  Investing activities included the purchase of $10.2 million in certificates of deposit with various maturity dates which are not classified as cash equivalents.  At December 31, 2009, $6.2 million of these certificates of deposit were included in short-term investments and $4.0 million were included in other assets.

The $40.1 million increase in cash and cash equivalents in 2008 was due principally to net cash provided by operating activities of $67.9 million offsetting net cash used in investing activities and financing activities of $11.3 million and $16.5 million, respectively. Accordingly, working capital requirements, investing activities and cash dividend payments during these three years have been funded from internally generated funds, the exercise of stock options or existing cash and short-term investments. The following table summarizes the cash flows from operating, investing and financing activities as reflected in the consolidated statements of cash flows.
Fiscal Year Ended December 31,	2009	2008	2007
(Thousands of dollars)

Net cash provided by operating activities	$22,327	$67,872	$74,858
Net cash used in investing activities	(17,816)	(11,325)	(19,872)
Net cash used in financing activities	(17,067)	(16,445)	(16,602)

Net increase (decrease) in cash and cash equivalents	$(12,556)	$40,102	$38,384

We generate our principal working capital resources primarily through operations. Net cash provided by operating activities decreased $45.6 million to $22.3 million in 2009, compared to $67.9 million for the same period a year ago. The increase in net loss of $68.1 million was further increased by net unfavorable changes in operating assets and liabilities totaling $23.0 million and offset by the net favorable changes in non-cash items of $45.5 million. The unfavorable change in operating assets and liabilities was due principally to unfavorable changes in accounts receivable of $23.0 million, in income taxes receivable of $9.8 million and in inventories of $6.1 million, reduced by the favorable change in funding requirements of accounts payable of $19.2 million.  The principal changes in non-cash items were increases in deferred income taxes of $49.5 million and losses from joint venture of $25.6 million, offset by a reduction in depreciation expense of $12.9 million and impairment and other non cash items of $16.7 million.

The change in accounts receivable in 2009 was favorable by $4.2 million compared to a favorable change in 2008 of $27.2 million, resulting in the unfavorable change of $23.0 million.  Sales in the last two months of 2009 changed only slightly compared with those in the same period in 2008. In 2008, however, net sales in the last two months were 36 percent lower than in the same period of 2007, due to the sharp decrease in customer demand that began in the third quarter of 2008.  The unfavorable change in funding for income taxes of $9.8 million compared to the prior year was due primarily to the recording of an income tax refund receivable of $6.1 million in the fourth quarter of 2009.  The unfavorable change in inventories of $6.1 million was due to a leveling off of inventories as we closed plants and managed inventory levels to meet reduced customer demand. The favorable change in funding requirements of accounts payable compared to a year ago of $19.2 million was due to lower levels of raw material and other purchases, which were also due to reduced customer demand and the plant closures.

The $22.3 million cash flow from operating activities in 2009, the $146.9 million of cash and cash equivalents as of the prior year end and the $0.9 million of other cash proceeds from investing activities were used in part for purchases of certificates of deposits of $10.2 million, capital expenditures of $8.5 million and for cash dividends of $17.1 million.  The decrease in capital expenditure requirements in 2009 and 2008 when compared to 2007 was due primarily to the availability of machinery and equipment from our closed wheel plants and the completion in 2007 of our newest plant in Mexico.

Net cash provided by operating activities decreased $7.0 million to $67.9 million in 2008 compared to $74.9 million for the same in 2007. The decrease in net income of $35.3 million was offset by the favorable change in non-cash items of $12.7 million and favorable changes in operating assets and liabilities totaling $15.6 million. The principal changes in non-cash items were adding back of the impairment charges of $18.5 million offset by the change in deferred income taxes of $15.6 million. The favorable change in operating assets and liabilities was due principally to favorable changes in accounts receivable and inventories of $20.1 million and $19.1 million, respectively, reduced by unfavorable changes in funding requirements of accounts payable of $13.4 million and other liabilities of $8.6 million.

The favorable change in accounts receivable in 2008 of $20.1 million compared to 2007 was principally due to the 36 percent decline in sales during the last two months of 2008 compared to the same period in 2007. The favorable change in inventories of $19.1 million in 2008 compared to the prior year was due primarily to reduced customer demand in the last half of 2008 and to the closure of two plants since March of 2007.  The unfavorable change in funding requirements of accounts payable and other liabilities in 2008 was due to lower levels of raw material and other purchases and lower accruals for operating expenses.

The $67.9 million cash flow from operating activities in 2008, the $106.8 million of cash and cash equivalents as of the 2007 year end and the $2.5 million of other cash proceeds from investing activities were used in part for capital expenditures of $13.2 million and for cash dividends of $17.1 million in 2008.

Our liquidity remained strong in 2009.  Working capital of $241.4 million at December 31, 2009 included $134.3 million in cash and cash equivalents and $6.2 million in short-term certificates of deposit.  The current ratio at year-end was 4.6:1 compared to 5.1:1 a year ago.  Accordingly, we believe we are well positioned to withstand the current economic climate.

Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products.

We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional and legal currencies – the Mexican peso and the euro. The value of the Mexican peso increased by 5 percent in relation to the U.S. dollar in 2009.  The euro experienced a 2 percent decrease versus the U.S. dollar in 2009.  For the years ended December 31, 2009, 2008 and 2007, we had foreign currency transaction (losses) and gains of ($0.8) million, $5.5 million and $0.5 million, respectively, which are included in other income (expense) in the consolidated statements of operations.

Since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations has resulted in a cumulative unrealized translation loss at December 31, 2009 of $61.3 million. Since our initial investment in our joint venture in Hungary in 1995, the fluctuations in functional currencies have resulted in a cumulative unrealized translation gains at December 31, 2009 of $6.7 million. Translation gains and losses are included in other comprehensive income (loss) in the consolidated statements of shareholders’ equity.

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign-currency-denominated receivables, payables or purchase obligations. At December 31, 2009 and 2008, we held no foreign currency forward contracts.

When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. Typically, any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, these contracts qualify for the “normal purchase” exemption provided for under U.S. GAAP and we are not required to record any gains and/or losses associated with these commitments in our current earnings, unless there is a change in the facts or circumstances in regard to the commitments being used in the normal course of business.

We currently have several purchase agreements for the delivery of natural gas through 2012.  With the closure of our manufacturing facility in Van Nuys, California in June 2009, and closure in December 2008 of our manufacturing facility in Pittsburg, Kansas, we no longer qualified for the normal purchase, normal sale (NPNS) exemption provided for in accordance with U.S. GAAP for the remaining natural gas purchase commitments related to those facilities.  In addition, we have concluded that the natural gas purchase commitments for our manufacturing facility in Arkansas and certain natural gas commitments for our facilities in Chihuahua, Mexico no longer qualified for the NPNS exemption provided for under U.S. GAAP since we could no longer assert that it was probable that we would take full delivery of these contracted quantities in light of the continued declines of our industry experienced in the first half of 2009.  In accordance with U.S. GAAP these natural gas purchase commitments are classified as being with “no hedging designation” and, accordingly, we are required to record any gains and/or losses associated with the changes in the estimated fair values of these commitments in our current earnings.  The contract and fair values of these purchase commitments at December 31, 2009 were $8.6 million and $5.6 million, respectively, which represents a gross liability of $3.0 million, which was included in accrued expenses in our December 31, 2009 consolidated balance sheet.

Based on the quarterly analysis of our estimated future production levels, certain natural gas purchase commitments with a contract value of $8.7 million and a fair value of $6.8 million for our manufacturing facilities in Mexico continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.  The contract and fair values of all natural gas purchase commitments were $17.3 million and $12.4 million, respectively, at December 31, 2009.  As of December 31, 2008, the aggregate contract and fair values of natural gas commitments were approximately $28.0 million and $21.1 million, respectively.  Percentage changes in the market prices of natural gas will impact the fair values by a similar percentage.  The recurring fair value measurement of the natural gas purchase commitments are based on quoted market prices using the market approach and the fair value is determined based on Level 1 inputs within the fair value hierarchy provided for under U.S. GAAP.

Contractual obligations as of December 31, 2009 are as follows (amounts in millions):

	Payments Due by Fiscal Year
Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total

Commodity contracts	$13	$2	$2	$-	$-	$-	$17
Retirement plans	2	2	2	2	2	56	66
Operating leases	3	2	1	-	-	-	6

Total	$18	$6	$5	$2	$2	$56	$89

The table above does not reflect unrecognized tax benefits of $46.6 million, the timing of which is uncertain.

Included in the contractual obligation for commodity contracts in 2010 are two natural gas purchase commitments related to our Van Nuys, California and Pittsburg, Kansas manufacturing operations which were settled in February 2010.  The total contractual obligation related to these two contracts was $2.4 million as of December 31, 2009.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no significant off-balance sheet arrangements.

Inflation

Inflation has not had a material impact on our results of operations or financial condition for the three years ended December 31, 2009. Wage increases have averaged 2 to 3 percent during this period and, as indicated above, cost increases of our principal raw material, aluminum, are passed through to our customers. However, cost increases for our other raw materials and for energy may not be similarly recovered in our selling prices. Additionally, the competitive global pricing pressures we have experienced recently are expected to continue, which may also lessen the possibility of recovering these types of cost increases.

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

Revenue Recognition – Our products are manufactured to customer specifications under standard purchase orders. We ship our products to OEM customers based on release schedules provided weekly by our customers. Our sales and production levels are highly dependent upon the weekly forecasted production levels of our customers. Sales of these products, net of estimated pricing adjustments, and their related costs are recognized when title and risk of loss transfers to the customer, generally upon shipment.  A portion of our selling prices to OEM customers is attributable to the aluminum content of our wheels.  Our selling prices are adjusted periodically for changes in the current aluminum market based upon specified aluminum price indices during specific pricing periods, as agreed with our customers.

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

Pre-Production Costs Related to Long-Term Supply Arrangements - We incur pre-production engineering and tooling costs related to the products produced for our customers under long-term supply arrangements. We expense all pre-production engineering costs for which reimbursement is not contractually guaranteed by the customer or is in excess of the contractually guaranteed reimbursement amount. In addition, we expense all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis.  Also, we defer any reimbursements made to us by our customer and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Customer-owned tooling for which reimbursement is contractually guaranteed by the customer included in our other assets as of December 31, 2009 was $11.8 million which is net of $15.1 million of accumulated amortization.  Deferred tooling reimbursement revenues included as part of accrued expenses and other non-current liabilities were $7.0 million and $4.8 million, respectively, as of December 31, 2009

Impairment of Long-Lived Assets and Investments – In accordance with U.S. GAAP, we periodically review the carrying value of our property and equipment, with finite lives, to test whether current events or circumstances indicate that such carrying value may not be recoverable.  If the tests indicate that the carrying value of the asset group is greater than the expected undiscounted cash flows to be generated by such asset group, then an impairment adjustment needs to be recognized.  Such adjustments consist of the amount by which the carrying value of the asset group exceeds fair value.  We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate.  Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. See Note 15 – Impairment of Long-Lived Assets and Other Charges in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.  Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell.

The company’s policy regarding its equity method investment in Suoftec is to evaluate the investment for an other than temporary impairment (OTTI) when there are indicators of a loss in value. We generally determine if there is an OTTI by using a discounted cash flow model and marketplace multiples, and if the present value of the discounted cash flows is less than the carrying balance of the investment,  then the decline in the fair value of the investment is considered to be other-than-temporary.   If a loss in the value of the investment is determined to be other-than temporary, then the decline in value is recognized in earnings.

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

The following information illustrates the sensitivity to a change in certain assumptions of our unfunded retirement plans as of December 31, 2009.   Note that these sensitivities may be asymmetrical, and are specific to 2009.  They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

The effect of the indicated increase (decrease) in selected factors is shown below (in thousands):

		Increase (Decrease) in:
		Projected Benefit
	Percentage	Obligation	2010 Net Periodic
Assumption	Change	at December 31, 2009	Pension Cost

Discount rate	+ 1.0%	$(2,218)	$(60)
Rate of compensation increase	+ 1.0%	$778	$166

Stock-Based Compensation – We account for stock-based compensation using the fair value recognition in accordance with U.S. GAAP. We use the Black-Scholes option-pricing model to determine the fair value of any options granted, which requires us to make estimates regarding dividend yields on our common stock, expected volatility in the price of our common stock, risk free interest rates, forfeiture rates and the expected life of the option.  To the extent these estimates change, our stock-based compensation expense would change as well.  We recognize these compensation costs net of the applicable forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. We estimated the forfeiture rate based on our historical experience.  No options were exercised during the current year and the total fair value of shares vested during the year was approximately $2.3 million.

Workers’ Compensation and Loss Reserves – We self-insure any losses arising out of Worker’s Compensation claims, Workers’ compensation accruals are based upon reported claims in process and actuarial estimates for losses incurred but not reported. Loss reserves, including incurred but not reported reserves, are estimated using actuarial methods and ultimate settlements may vary significantly from such estimates due to increased claims frequency or the severity of claims.

Accounting for Income Taxes – Despite our belief that our tax return positions are consistent with applicable tax laws, experience has shown that taxing authorities often challenge certain positions. Settlement of any challenge can result in no change, a complete disallowance or some partial adjustment reached through negotiations or even litigation. Accordingly, accounting judgment is required in evaluating our tax positions, which are adjusted only in light of substantive changes in facts and circumstances, such as the resolution of an audit by taxing authorities or the expiration of a statute of limitations. Accordingly, our tax expense for a given period will include provisions for newly identified uncertainties, as well as reductions for uncertainties resolved through audit, expiration of a statute of limitations, audit adjustments, estimates of future earnings, changes in the valuation allowance, or other substantive changes in facts and circumstances.  We believe that the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material.

Realization of any of our deferred tax assets at December 31, 2009 is dependent on the company generating sufficient taxable income in the future.  The determination of whether or not to record a full or partial valuation allowance on our deferred tax assets is a critical accounting estimate requiring a significant amount of judgment on the part of management.  We perform our analysis on a jurisdiction by jurisdiction basis.

In considering whether a valuation allowance was required for our U.S. federal deferred tax assets, we considered all available positive and negative evidence.  Positive evidence considered included reversing taxable temporary differences and restructuring our operations in line with the deteriorating automotive industry and moving wheel production to our lower cost operations in Mexico.  This restructuring began with the closure of the Pittsburg facility in December 2008 and with the closure of our Van Nuys facility in June of 2009.  These closures allowed us to realign capacity within our remaining plants and reduce our total fixed costs. During 2009, we began our international tax restructuring plan, which is currently being implemented.  We expect that the new tax structure will be in effect in 2010.  Based on its nature, implementation of this tax strategy will enable us to generate domestic taxable income, thereby allowing us to utilize our federal deferred tax assets and, at the same time, reduce world-wide tax payments.

Negative evidence considered included the taxable losses in the U.S. recorded during the three year period ended December 31, 2009, on both an annual and cumulative basis, the continued deterioration of the automotive industry into 2009 and the uncertainty as to the timing of recovery of both the automotive industry and global economy.

Based on the weight of all available evidence discussed above, we have concluded that the negative evidence outweighs the positive and that it is more likely than not that the federal U.S. and state deferred tax asset, net of valuation allowance, will not be realized within the carryforward period and we also concluded that based on the weight of all available evidence the foreign net operating loss carryforwards will not be realized within the carryforward period.  This is because we can not look to future taxable income as a source of income given our cumulative losses.  We therefore established a full valuation allowance against this deferred tax asset.  However, we will continue to assess the need for a valuation allowance in the future.

The company adopted the U.S. GAAP method of accounting for uncertain tax positions during 2007.  The purpose of this method is to clarify accounting for uncertain tax positions recognized.  The U.S. GAAP method of accounting for uncertain tax positions utilizes a two-step approach to evaluate tax positions.  Recognition, step one, requires evaluation of the tax position to determine if based solely on technical merits it is more likely than not to be sustained upon examination.  Measurement, step two, is addressed only if a position is more likely than not to be sustained.  In step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement with tax authorities.  If a position does not meet the more likely than not threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the more likely than not standard is met, the issue is resolved with the taxing authority, or the statute of limitations expires.  Positions previously recognized are derecognized when a Company subsequently determines the position no longer is more likely than not to be sustained.   Evaluation of tax positions, their technical merits, and measurement using cumulative probability are highly subjective management estimates.  Actual results could differ materially from these estimates.

As a result of adopting the U.S. GAAP method of accounting for uncertain tax positions, we recognized a reduction in retained earnings of $16.8 million at January 1, 2007.  The initial recording of the liability applying the U.S. GAAP method of accounting for uncertain tax positions did not impact our effective rate.  The effect was recorded as a cumulative effect of accounting change, the recording of a deferred tax asset, a reclassification in our reserve for taxes account, and an increase to our valuation allowance.

Included in the unrecognized tax benefits of $46.6 million at December 31, 2009 was $20.5 million of tax benefit that, if recognized, would reduce our annual effective tax rate.

Within the next twelve-month period ending December 31, 2010, it is reasonably possible that up to $0.2 million of unrecognized tax benefits will be recognized due to the expiration of certain statues of limitation.

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification (ASC) 805 Business Combinations. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. ASC 805 applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of the applicable provisions of ASC 805 as of January 1, 2009 did not have a material impact on our consolidated results of operations or statement of financial position or disclosures.

In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of ASC 820 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The ASC 820 excludes FASB ASC 840 Leases and its related interpretive accounting pronouncements that address leasing transactions.  We adopted ASC 820 effective January 1, 2009 for nonrecurring fair value measurements of nonfinancial assets and liabilities.

In March 2008, the FASB issued FASB ASC 815 Derivatives and Hedging (ASC 815).  This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. Entities with instruments subject to ASC 815 must provide more robust qualitative disclosures and expanded quantitative disclosures. ASC 815 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We adopted the provisions of ASC 815 as of January 1, 2009.

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

In June 2009, the FASB issued FASB ASC 810 Consolidation (ASC 810) which changes the approach in determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. ASC 810 is effective for annual periods beginning after November 15, 2009.  We are evaluating the impact, if any, the adoption of ASC 810 will have on our consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information related to Quantitative and Qualitative Disclosures About Market Risk are set forth in Item 1A – Risk Factors and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the caption “Risk Management”.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Consolidated Financial Statements of Superior Industries International, Inc.
PAGE

Reports of Independent Registered Public Accounting Firms	36

Financial Statements

Consolidated Statements of Operations for the Fiscal Years 2009, 2008 and 2007	38

Consolidated Balance Sheets as of Fiscal Year End 2009 and 2008	39

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Fiscal Years 2009, 2008 and 2007	40

Consolidated Statements of Cash Flows for the Fiscal Years 2009, 2008 and 2007	41

Notes to Consolidated Financial Statements	42

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
 Superior Industries International, Inc.

We have audited the accompanying consolidated balance sheet of Superior Industries International, Inc. and subsidiaries (the "Company") as of December 27, 2009, and the related consolidated statements of operations, shareholders equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 27, 2009 listed in the Index at Item 15.  These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2009 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2009, and the results of operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 27, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte and Touche, LLP
Los Angeles, California
March 12, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Superior Industries International, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Superior Industries International, Inc. and its subsidiaries at December 28, 2008 and the results of their operations and their cash flows for each of the two years in the period ended December 28, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
Los Angeles, California
March 10, 2009

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars, except share amounts)
Fiscal Year Ended December 31,	2009	2008	2007

NET SALES	$418,846	$754,894	$956,892
Cost of sales	429,015	748,317	924,400

GROSS PROFIT (LOSS)	(10,169)	6,577	32,492

Selling, general and administrative expenses	22,645	25,744	29,171
Impairments of long-lived assets	11,804	18,501	-

INCOME (LOSS) FROM OPERATIONS	(44,618)	(37,668)	3,321

Interest income, net	2,155	2,917	3,684
Other income (expense), net	(792)	6,178	3,195

INCOME (LOSS) BEFORE INCOME TAXES AND
EQUITY EARNINGS	(43,255)	(28,573)	10,200

Income tax (provision) benefit	(26,047)	1,778	(6,263)
Equity in earnings (loss) of joint ventures	(24,840)	742	5,355

NET INCOME (LOSS)	$(94,142)	$(26,053)	$9,292

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED	$(3.53)	$(0.98)	$0.35

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except per share amounts)

Fiscal Year Ended December 31,	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$134,315	$146,871
Short term investments	6,152	-
Accounts receivable, net	88,991	89,426
Inventories, net	47,612	70,115
Income taxes receivable	8,930	3,901
Deferred income taxes	777	5,995
Assets held for sale	6,771	-
Other current assets	14,584	2,981
Total current assets	308,132	319,289

Property, plant and equipment, net	180,121	216,209
Investment in joint venture	23,602	48,196
Non-current deferred tax asset, net	7,781	39,152
Other assets	22,217	5,693

Total assets	$541,853	$628,539

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,574	$26,318
Accrued expenses	42,202	35,239
Income taxes payable	-	644
Total current liabilities	66,776	62,201

Non-current tax liabilities (Note 7)	46,634	51,330
Non-current deferred tax liabilities, net	22,385	22,535
Other non-current liabilities	32,786	20,880
Commitments and contingent liabilities (Note 11)
Shareholders' equity:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued - none	-	-
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 26,668,440 shares
(26,668,440 shares at December 31, 2008)	56,854	54,634
Accumulated other comprehensive loss	(56,576)	(67,244)
Retained earnings	372,994	484,203
Total shareholders' equity	373,272	471,593

Total liabilities and shareholders' equity	$541,853	$628,539

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHESIVE INCOME (LOSS)
(Thousands of dollars, except per share amounts)

	Common Stock		Accumulated Other
	Number of		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
BALANCE AT FISCAL
YEAR END 2006	26,610,191	$48,399	$(37,129)	$551,844	$563,114

Cumulative effect of adoption of
U.S. GAAP method of accounting
for uncertain tax positions	-	-	-	(16,786)	(16,786)
Comprehensive income:
Net income	-	-	-	9,292	9,292
Other comprehensive income	-	-	8,551	-	8,551
Comprehensive income					17,843

Stock-based compensation expense	-	3,073	-	-	3,073
Stock options exercised	23,249	430	-	-	430
Repricing of stock option grants	-	(57)	-	-	(57)
Tax impact of stock options	-	(12)	-	-	(12)
Cash dividend declared ($0.64 per share)	-	-	-	(17,032)	(17,032)
BALANCE AT FISCAL
YEAR END 2007	26,633,440	$51,833	$(28,578)	$527,318	$550,573

Comprehensive loss:
Net loss	-	-	-	(26,053)	(26,053)
Other comprehensive loss	-	-	(38,666)	-	(38,666)
Comprehensive loss					(64,719)

Stock-based compensation expense	-	2,407	-	-	2,407
Stock options exercised	35,000	617	-	-	617
Tax impact of stock options	-	(223)	-	-	(223)
Cash dividend declared ($0.64 per share)	-	-	-	(17,062)	(17,062)
BALANCE AT FISCAL
YEAR END 2008	26,668,440	$54,634	$(67,244)	$484,203	$471,593

Comprehensive income (loss):
Net loss	-	-	-	(94,142)	(94,142)
Other comprehensive income	-	-	10,668	-	10,668
Comprehensive loss					(83,474)

Stock-based compensation expense	-	2,380	-	-	2,380
Tax impact of stock options	-	(160)	-	-	(160)
Cash dividend declared ($0.64 per share)	-	-	-	(17,067)	(17,067)
BALANCE AT FISCAL
YEAR END 2009	26,668,440	$56,854	$(56,576)	$372,994	$373,272

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Thousands of dollars)
Fiscal Year Ended December 31,	2009	2008	2007

NET INCOME (LOSS)	$(94,142)	$(26,053)	$9,292
Adjustment to reconcile net income (loss) to net cash
provided by operating activities:

Depreciation and amortization	30,779	43,712	42,925
Deferred income taxes	39,776	(9,705)	5,890
Equity in earnings of joint ventures, net of dividends received	24,840	(742)	258
Impairments of long-lived assets	11,804	18,501	-
Stock-based compensation	2,380	2,407	3,073
Other non-cash items	1,528	11,433	3,667
Gain on sale of available for sale securities	-	-	(2,906)
Changes in operating assets and liabilities:
Accounts receivable	4,212	27,192	7,136
Inventories	24,064	30,148	11,037
Other assets	(11,616)	(120)	2,330
Accounts payable	(3,530)	(22,755)	(9,310)
Income taxes	(5,879)	3,891	350
Other liabilities	5,035	(8,379)	241
Non-current tax liabilities	(6,924)	(1,658)	875
NET CASH PROVIDED BY OPERATING ACTIVITIES	22,327	67,872	74,858

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investments	(10,217)	-	-
Additions to property, plant and equipment	(8,484)	(13,227)	(37,639)
Proceeds from sale of fixed assets	885	144	1,530
Proceeds from collection of notes receivable	-	1,606	-
Proceeds from dissolution of TSL joint venture	-	152	-
Proceeds from a held-to-maturity security	-	-	9,750
Proceeds from sale of available-for-sale securities	-	-	5,198
Proceeds from affordable-housing partnership investment	-	-	1,289
NET CASH USED IN INVESTING ACTIVITIES	(17,816)	(11,325)	(19,872)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid	(17,067)	(17,062)	(17,032)
Stock options exercised	-	617	430
NET CASH USED IN FINANCING ACTIVITIES	(17,067)	(16,445)	(16,602)

Net increase (decrease) in cash and cash equivalents	(12,556)	40,102	38,384

Cash and cash equivalents at the beginning of the year	146,871	106,769	68,385

Cash and cash equivalents at the end of the year	$134,315	$146,871	$106,769

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

GM, Ford and Chrysler together represented approximately 82 percent of our annual sales in each of the years 2009, 2008 and 2007. Although the loss of all or a substantial portion of our sales to any of these customers would have a significant adverse impact on our financial results, unless the lost volume could be replaced, we believe this risk is partially offset due to long-term relationships with each, including multi-year program arrangements. However, current global economic and financial markets conditions, including severe disruptions in the credit markets and the potential for a significant and prolonged global economic recession, decreased demand for our products due to the financial position of our OEM customers and general declines in the level of automobile demand have put these multi-year arrangements at risk. Including our 50 percent-owned joint venture in Europe, we also manufacture aluminum wheels for, Audi, BMW, Jaguar, Land Rover, Mercedes Benz, Mitsubishi, Nissan, Seat, Skoda, Subaru, Suzuki, Toyota, Volkswagen and Volvo.

During 2008 and 2009, we took actions to reduce costs and more closely align our capacity with sharply lower demand for aluminum wheels by the automobile and light truck manufacturers.  As a result of these actions and the current economic environment, we have closed certain facilities, incurred restructuring costs, and have recorded impairment charges on certain of our long-lived assets.  See Note 15 – Impairment of Long-lived Assets and Other Charges for a discussion of these items.

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

Our fiscal year is the 52- or 53-week period ending on the last Sunday of the calendar year.  The fiscal years 2009, 2008 and 2007 comprised the 52-week periods ended on December 27, 2009, December 28, 2008 and December 30, 2007, respectively.  For convenience of presentation, all fiscal years are referred to as beginning as of January 1 and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, certificates of deposit, and money market funds with original maturities of three months or less.  Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these investments.  Certificates of deposit whose original maturity is three months or less are classified as a cash equivalent, certificates of deposit whose original maturity is between four months and one year are classified as a short-term investment and certificates of deposit whose original maturity is greater than one year are classified as other assets in our consolidated balance sheet.  The purchase of any certificate of deposit that is classified as short-term investments or other assets appear in the investing section of our consolidated statement of cash flows.  At times throughout the year and at year-end, cash balances held at financial institutions were in excess of federally insured limits.

Restricted Deposits

Due to the tightened credit conditions and the recent turmoil in the automotive industry, the financial institutions that we do business with have required that we maintain various deposits as a compensating balance in the event of our default on our workers compensation and natural gas obligations.  We purchased a total of $6.2 million in certificates of deposit during 2009 that mature within the next twelve months that are used to secure our workers’ compensation obligations in lieu of collateralized letters of credit.  These certificates of deposit are classified as short term investments on our consolidated balance sheet and are restricted in use.  We also purchased $4.1 million in certificates of deposit during the 2009 that mature after the end of our fiscal year 2010 that are used to secure our natural gas contracts in Mexico and are restricted in use.  These certificates of deposit are classified as long-term investments in the other assets line of our consolidated balance sheet.  All of the aforementioned cash deposits were either not required or were not the most economical form to secure our obligations during the previous years.  It is our intention to eliminate any restricted cash deposits in the future when credit conditions return to normal and other forms of securitization become more economically feasible.

Fair Values of Financial Instruments and Commitments

The company adopted the new GAAP accounting guidance relating to fair value measurements and disclosures effective January 1, 2008. The new guidance clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements.   The valuation techniques utilized are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 – Significant inputs to the valuation model are unobservable.

The carrying amounts for cash and cash equivalents, investments in certificates of deposit, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short period of time until maturity. Fair values of our natural gas contracts are discussed further in Note 11 – Commitments and Contingent Liabilities, and are based upon quoted market prices using the market approach on a recurring basis and are considered Level 1 inputs within the fair value hierarchy provided in accordance with Generally Accepted Accounting Principles in the United States of America (U.S. GAAP).

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

When property, plant and equipment is replaced, retired or disposed of, the cost and related accumulated depreciation are removed from the accounts. Property, plant and equipment no longer used in operations, which are generally insignificant in amount, are stated at the lower of cost or estimated net realizable value. Gains and losses, if any, are recorded as a component of operating income if the disposition relates to an operating asset.  If a non-operating asset is disposed of, any gains and losses are recorded in other income or expense in the period of disposition or write down.

Pre-Production Costs Related to Long-Term Supply Arrangements

We incur pre-production engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all pre-production engineering costs for which reimbursement is not contractually guaranteed by the customer or is in excess of the contractually guaranteed reimbursement amount. In addition, we expense all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis.  Also, we defer any reimbursements made to us by our customer and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Customer-owned tooling for which reimbursement is contractually guaranteed by the customer included in our long-term other assets as of December 31, 2009 was $11.8 million which is net of $15.1 million of accumulated amortization.  Deferred tooling reimbursement revenues classified as part of accrued expenses and other non-current liabilities were $7.0 million and $4.8 million, respectively, as of December 31, 2009.

Impairment of Long-Lived Assets and Investments

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

The company’s policy regarding its equity method investment is to evaluate the investment for an other than temporary impairment (OTTI) when there are indicators of a loss in value. We generally determine if there is an OTTI by using a discounted cash flow model and marketplace multiples, and if the present value of the discounted cash flows is less than the carrying balance of the investment,  then the decline in the fair value of the investment is considered to be other-than-temporary.   If a loss in the value of the investment is determined to be other-than temporary, then the decline in value is recognized in earnings.

Derivative Instruments and Hedging Activities

We may periodically enter into foreign currency forward contracts to reduce the risk from exchange rate fluctuations associated with future purchase commitments, such as wheel purchases denominated in euros from our 50 percent-owned joint venture in Hungary. This type of risk management activity, which attempts to protect our planned gross margin as of the date of the purchase commitment, may qualify as a cash flow hedge under U.S. GAAP.  Accordingly, we assess whether the cash flow hedge is effective both at inception and periodically thereafter. The effective portion of the related gains and losses is recorded as an asset or liability in the consolidated balance sheets with the offset as a component of other comprehensive income (loss) in shareholders’ equity. The ineffective portion of related gains or losses, if any, is reported in current earnings. As hedged transactions are consummated, amounts previously accumulated in other comprehensive income (loss) are reclassified into current earnings. At December 31, 2009 and 2008, we held no foreign currency forward contracts.

We also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, and other raw materials. Typically, any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, under U.S. GAAP, such commodity commitments would not be accounted for as a derivative, unless there is a change in the facts or circumstances that causes management to believe that these commitments would not be used in the normal course of business.   See Note 11 – Commitments and Contingent Liabilities for additional information pertaining to these purchase commitments.

Foreign Currency Transactions and Translation

We have foreign subsidiaries with operations in Mexico and Hungary whose functional currency is the peso and the euro, respectively.  These subsidiaries have monetary assets and liabilities that are denominated in currencies that are different than the functional and are translated into the functional currency of the entity using the exchange rate in effect at the end of each accounting period.  Any gains and losses recorded as a result of the remeasurement of monetary assets and liabilities into the functional currency are reflected as transaction gains and losses and included in other income (expense) in the consolidated statement of operations. For the years ended December 31, 2009, 2008 and 2007, we had foreign currency transaction (losses) and gains of ($0.8) million, $5.5 million and $0.5 million, respectively, which are included in other income (expense) in the consolidated statements of operations.

When our foreign subsidiaries translate their financial statements from the functional currency to the reporting currency, the balance sheet accounts are translated using the exchange rates in effect at the end of the accounting period, and retained earnings is translated using historical rates. The income statement accounts are translated at the weighted average of exchange rates during the period and the cumulative effect of translation is recorded as a separate component of accumulated other comprehensive income (loss) in shareholders' equity, as reflected in Note 14 – Other Comprehensive Income (Loss).  The value of the Mexican peso increased by 5 percent in relation to the U.S. dollar in 2009.  The euro experienced a 2 percent increase versus the U.S. dollar in 2009.

Revenue Recognition

Sales of products and any related costs are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Tooling reimbursement revenues and initial tooling that are reimbursed by our customers are deferred and recognized over the expected life of the wheel program on a straight line basis. Changes in the facts and circumstances of individual wheel programs may accelerate the amortization of deferred tooling reimbursement revenues.  Recognized tooling reimbursement revenues totaled $10.0 million in 2009, $16.5 million in 2008, and $12.4 million in 2007, and are included in net sales in the consolidated statements of operations.

Research and Development

Research and development costs (primarily engineering and related costs), which are expensed as incurred, are included in cost of sales in the consolidated statements of operations.  Amounts expended during each of the three years in the period ended December 31, 2009 were $3.1 million in 2009, $4.7 million in 2008, and $6.3 million in 2007.  The decrease experienced in 2008 was due to closure of our engineering center in Van Nuys, California, and the reduction of wheel program development activities in the current year.

Stock-Based Compensation

Our 2008 Equity Incentive Plan authorizes us to issue incentive and non-qualified stock options, as well as stock appreciation rights, restricted stock and performance units to our non-employee directors, officers, employees and consultants totaling up to 3.5 million shares of common stock. No more than 100,000 shares may be used under such plan as “full value” awards, which include restricted stock and performance units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  At December 31, 2009, there were 2.9 million shares available for future grants under this plan. Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options granted under this plan to employees and non-employee directors require no less than a three year ratable vesting period if vesting is based on continuous service.  Vesting periods may be shorter than three years if performance based.

We account for stock-based compensation using the fair value recognition method in accordance with U.S. GAAP.  We recognize these compensation costs net of the applicable forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. We estimate the forfeiture rate based on our historical experience.

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

The effect on deferred taxes for a change in tax rates is recognized in income in the period of enactment. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income taxes when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe that the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material.

The company adopted the U.S. GAAP method of accounting for uncertain tax positions during 2007.  The purpose of this method is to clarify accounting for uncertain tax positions recognized.  The U.S. GAAP method of accounting for uncertain tax positions utilizes a two-step approach to evaluate tax positions.  Recognition, step one, requires evaluation of the tax position to determine if based solely on technical merits it is more likely than not to be sustained upon examination.  Measurement, step two, is addressed only if a position is more likely than not to be sustained.  In step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement with tax authorities.  If a position does not meet the more likely than not threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the more likely than not standard is met, the issue is resolved with the taxing authority, or the statute of limitations expires.  Positions previously recognized are derecognized when we subsequently determine the position no longer is more likely than not to be sustained.   Evaluation of tax positions, their technical merits, and measurement using cumulative probability are highly subjective management estimates.  Actual results could differ materially from these estimates.

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

Earnings (Loss) Per Share

As summarized below, basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for the period.  For purposes of calculating diluted earnings per share, net income is divided by the total of the weighted average shares outstanding plus the dilutive effect of our outstanding stock options under the treasury stock method, which includes consideration of stock-based compensation required by U.S. GAAP.

Year Ended December 31,	2009	2008	2007
(Thousands of dollars, except per share amounts)

Basic Earnings (Loss) Per Share

Reported net income (loss)	$(94,142)	$(26,053)	$9,292
Weighted average shares outstanding	26,668	26,655	26,617

Basic earnings (loss) per share	$(3.53)	$(0.98)	$0.35

Diluted Earnings (Loss) Per Share

Reported net income (loss)	$(94,142)	$(26,053)	$9,292
Weighted average shares outstanding	26,668	26,655	26,617
Weighted average dilutive stock options	-	-	18

Weighted average shares outstanding - diluted	26,668	26,655	26,635

Diluted earnings (loss) per share	$(3.53)	$(0.98)	$0.35

The following potential shares of common stock were excluded from the diluted earnings per share calculations because they would have been anti-dilutive due to their exercise prices exceeding the market prices for the respective periods: for the year ended December 31, 2009, options to purchase 3,466,575 shares at prices ranging from $13.15 to $43.22; for the year ended December 31, 2008, options to purchase 3,214,737 shares at prices ranging from $17.55 to $43.22 per share; and for the year ended December 31, 2007, options to purchase 3,147,792 shares at prices ranging from $21.72 to $43.22 per share.  Additionally, stock options to purchase 135,000 shares of common stock were excluded from the 2009 diluted earning per share because they would have been anti-dilutive due to our net loss position.

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification (ASC) 805 Business Combinations. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. ASC 805 applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of the applicable provisions of ASC 805 as of January 1, 2009 did not have a material impact on our consolidated results of operations or statement of financial position or disclosures.

In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of ASC 820 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The ASC 820 excludes FASB ASC 840 Leases and its related interpretive accounting pronouncements that address leasing transactions.  We adopted ASC 820 effective January 1, 2009 for nonrecurring fair value measurements of nonfinancial assets and liabilities.

In March 2008, the FASB issued FASB ASC 815 Derivatives and Hedging (ASC 815).  This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. Entities with instruments subject to ASC 815 must provide more robust qualitative disclosures and expanded quantitative disclosures. ASC 815 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We adopted the provisions of ASC 815 as of January 1, 2009.

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

In June 2009, the FASB issued FASB ASC 810 Consolidation (ASC 810) which changes the approach in determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. ASC 810 is effective for annual periods beginning after November 15, 2009.  We are evaluating the impact, if any, the adoption of ASC 810 will have on our consolidated financial statements.

NOTE 2 – BUSINESS SEGMENTS

The Chairman and Chief Executive Officer is our chief operating decision maker (CODM).  The CODM evaluates both consolidated and disaggregated financial information at each manufacturing facility in deciding how to allocate resources and assess performance.  Each manufacturing facility functions as a separate cost center, manufactures the same products, ships product to the same group of customers, utilizes the same cast manufacturing process and as a result, production can be transferred among our facilities.  Accordingly, we operate as a single integrated business and, as such, have only one operating segment - automotive wheels.

Net sales and net property, plant and equipment by geographic area are summarized below:

Year Ended December 31,	2009	2008	2007
(Thousands of dollars)

Net sales:
U.S.	$144,970	$415,059	$568,489
Mexico	273,876	339,835	388,403

Consolidated net sales	$418,846	$754,894	$956,892

December 31,		2009	2008
(Thousands of dollars)

Property, plant and equipment, net:
U.S.		$48,311	$80,016
Mexico		131,810	136,193

Consolidated property, plant and equipment, net		$180,121	$216,209

NOTE 3 – ACCOUNTS RECEIVABLE

December 31,	2009	2008
(Thousands of dollars)

Trade receivables	$82,065	$82,647
Receivable from joint venture	2,764	482
Unbilled tooling reimbursement receivables	2,767	4,628
Other receivables	1,881	4,797

	89,477	92,554
Allowance for doubtful accounts	(486)	(3,128)

Accounts receivable, net	$88,991	$89,426

The following percentages of our consolidated net sales were made to GM, Ford and Chrysler: 2009 - 34 percent, 35 percent and 12 percent; 2008 - 40 percent, 28 percent and 14 percent; and 2007 - 36 percent, 33 percent and 13 percent, respectively.  These three customers represented 90 percent and 79 percent of trade receivables at December 31, 2008 and 2007, respectively.  Shortly after the bankruptcy filings by Chrysler on April 30, 2009 and by GM on June 1, 2009, both customers designated us as a key supplier, indicating that all pre- and post-petition accounts receivable would be paid in accordance with payment terms existing prior to the bankruptcy filing dates.  As of December 31, 2009, all of the pre-petition accounts receivable balances for both GM and Chrysler were substantially paid.

NOTE 4 – INVENTORIES

December 31,	2009	2008
(Thousands of dollars)

Raw materials	$7,281	$12,755
Work-in-process	19,230	22,266
Finished goods	21,101	35,094

Inventories, net	$47,612	$70,115

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

December 31,	2009	2008
(Thousands of dollars)

Land and buildings	$69,589	$86,600
Machinery and equipment	386,785	464,674
Leasehold improvements and others	8,379	9,359
Construction in progress	8,444	18,728

	473,197	579,361
Accumulated depreciation	(293,076)	(363,152)

Property, plant and equipment, net	$180,121	$216,209

The asset impairment charges of $11.8 million in 2009 and, $18.5 million in 2008 were recorded in the appropriate fixed asset cost categories in the table above as discussed in Note 15 – Impairment of Long-Lived Assets and Other Charges.  The net book values of all assets available for sale at the Pittsburg and Johnson City plants subsequent to impairment were $4.6 million and $2.2 million, respectively which have been included in assets held for sale in the consolidated balance sheet as of December 31, 2009.

NOTE 6 – INVESTMENT IN JOINT VENTURE

In 1995, we entered into a joint venture with Otto Fuchs, to form Suoftec to manufacture cast and forged aluminum wheels in Hungary for the European automobile industry. During each of the three years in the period ended December 31, 2009, we acquired cast and forged wheels from this joint venture, totaling $1.3 million in 2009, $21.0 million in 2008 and $50.0 million in 2007.  At December 31, 2009, accounts payable owed to Suoftec totaled $0.9 million. There were no payables to Suoftec for wheel purchases at the end of 2008.

Because our 50 percent-owned joint venture in Hungary was also affected by similar economic conditions impacting the European automotive industry, management has tested the long-lived assets of the Hungarian joint venture, Suoftec, for impairment at the end of each fiscal quarter in 2009 in accordance with U.S. GAAP.  Due to the general decline in the European automotive industry, during the fourth quarter of 2009, the projected future shipments declined sharply compared to the projections prepared earlier in the year.  The impairment analysis performed at the end of the year indicated that the estimated undiscounted future cash flows from the reduced projected shipments of our joint venture facility would not be sufficient to recover the carrying value of long-lived assets attributable to that facility.  As a result, our joint venture recorded a $28.8 million pretax impairment charge against their long-lived assets reducing the carrying value of the asset grouping of $76.0 million to the asset grouping’s fair value.  We recorded our share of the charge, or $14.4 million, in our equity in earnings (losses) from joint ventures during the fourth quarter of 2009.  The estimated fair value of the Suoftec asset group was determined using a discounted cash flow model with the resulting value compared with comparable valuation multiples and was determined using Level 3 inputs within the fair value hierarchy in accordance with U.S. GAAP.  The discounted cash flow analysis included several key assumptions including the timing of cost savings initiatives that will be implemented and realized, resolution of certain production and quality issues, and margin improvement on new business all of which may never materialize or may not be sufficient to offset the impact of on-going pricing pressures and reductions in customer demand in future periods.  There is no guarantee that we will achieve our estimated results or that future impairment charges will not be recorded.

We have also tested our investment in Suoftec for an OTTI by using a discounted cash flow model and marketplace multiples to determine the fair value of our investment in Suoftec. This analysis indicated that there was not an OTTI as of December 31, 2009 primarily due to the reduction in the investment during the current year caused by the impairment recorded by Suoftec during the fourth quarter of 2009 discussed above.

Included below are summary statements of operations and balance sheets for Suoftec, which is 50 percent-owned, non-controlled and, therefore, not consolidated but accounted for using the equity method.

	Year Ended December 31,
Summary Statements of Operations	2009	2008	2007
(Thousands of dollars)

Net sales	$83,068	$137,173	$145,707
Cost of sales	100,418	134,226	130,769

Gross profit	(17,350)	2,947	14,938

Selling, general and administrative expenses	1,895	2,612	2,011
Impairment of long-lived assets	28,759	-	-

Income from operations	(48,004)	335	12,927

Other income (expense), net	(1,046)	165	812

Income before income taxes	(49,050)	500	13,739

Income tax provision	(1,079)	(111)	(2,569)

Net income	$(50,129)	$389	$11,170

Superior's share of Suoftec net income (loss)	$(25,065)	$195	$5,585
Intercompany profit elimination	225	547	(428)
Superior's equity in earnings (loss) of Suoftec	(24,840)	742	5,157
Equity in earnings of Topy-Superior Ltd	-	-	198
Total equity in earnings (loss) of joint ventures	$(24,840)	$742	$5,355

Summary Balance Sheets as of December 31,	2009	2008
(Thousands of dollars)

Cash and cash equivalents	$14,898	$25,403
Accounts receivable, net	14,827	11,984
Inventories, net	17,189	20,750

Total current assets	46,914	58,137

Property, plant and equipment, net	13,897	47,435
Other assets	1,169	1,281
Total assets	61,980	106,853

Current liabilities	14,413	11,311
Non-current liabilities	363	148

Total liabilities	14,776	11,459

Net assets	$47,204	$95,394

Superior's share of net assets	$23,602	$47,697

NOTE 7 – INCOME TAXES

Year Ended December 31,	2009	2008	2007
(Thousands of dollars)

Income (loss) from continuing operations before income
taxes and equity earnings:
Domestic	$(51,932)	$(41,407)	$(13,168)
International	8,677	12,834	23,368
	$(43,255)	$(28,573)	$10,200

The (provision) benefit for income taxes is comprised of the following:

Year Ended December 31,	2009	2008	2007
(Thousands of dollars)

Current Taxes
Federal	$18,765	$(758)	$(41)
State	183	(213)	1,040
Foreign	(5,218)	(6,956)	(1,372)
Total Current	13,730	(7,927)	(373)
Deferred Taxes
Federal	(35,154)	12,832	2,714
State	(400)	1,077	(605)
Foreign	(4,222)	(4,204)	(7,999)
Total Deferred Taxes	(39,776)	9,705	(5,890)

(Provision) benefit for income taxes:	$(26,046)	$1,778	$(6,263)

The following is a reconciliation of the United States federal tax rate to our effective income tax rate:

Year Ended December 31,	2009	2008	2007

Statutory rate - (provision) benefit	35.0%	35.0%	(35.0)%
State tax (provisions), net of federal income tax benefit (1)	10.6	5.0	(0.6)
Permanent differences (2)	(5.0)	(12.0)	(20.9)
Tax credits	0.1	0.7	0.7
Foreign income taxed at rates other than the statutory rate (3)	1.4	(0.3)	19.6
Valuation allowance (4)	(106.4)	(25.2)	(6.5)
Changes in tax liabilities, net (5)	7.3	(0.6)	(18.3)
Other	(3.2)	3.6	(0.4)

Effective income tax rate	(60.2)%	6.2%	(61.4)%

1)
Actual state tax provisions and benefits, net of federal income tax benefit during 2007, 2008, and 2009, were a provision of $0.1 million, a benefit of $1.4 million, and a benefit of $4.6 million, respectively.  The primary driver in the increase in state provision for 2009 is the result of generating net state income tax losses during those periods.

2)
Actual permanent differences impacting the income tax provisions during 2007, 2008 and 2009 were $2.1 million, $3.4 million, and $2.2 million, respectively.  There were no material changes in the permanent differences for each of the periods presented.  The primary drivers of the percentage changes in the effective income tax rate related to permanent differences were the fluctuating levels of income (loss) from continuing operations before income taxes and equity earnings.

3)
During 2007, a greater proportion of our income was generated in foreign jurisdictions when compared to 2008 and 2009.  The impact of foreign income taxed at rates other than the statutory rate on our reported tax provisions was $2.0 million in 2007, $0.1 million in 2008, and $0.6 million in 2009. During these same periods, our income (loss) from continuing operations before income taxes and equity earnings was $10.2 million in 2007, ($28.6) million in 2008, and ($43.3) million in 2009.  The higher proportion of foreign earnings in 2007 as a percentage of the lower consolidated income from continuing operations before taxes and equity earnings in that year resulted in the significant impact on the effective income tax rate in 2007.

4)
During 2007, 2008, and 2009, increases in our valuation allowances resulted in additional tax expense of $0.7 million, $7.2 million, and $45.5 million, respectively.   The significant increase in the tax expense related to valuation allowances during 2009 was due to an increase in the valuation allowance recorded for our beginning federal deferred tax assets in the amount of $37.4 million, an increase related to current year deferred tax items for which a valuation allowance was established in the amount of $7.5 million, and an increase in the valuation allowance recorded for our foreign net operating loss carryforwards of $0.6 million for which we have determined that it was more likely than not that the benefit would not be realized.   The significant increase in the tax expense related to valuation allowance during 2008 was due to an increase in the valuation allowances recorded for our foreign net operating loss carryforwards and foreign tax credit carryforwards for which we determined that it was more likely than not that the benefit would not be realized.

5)
The impact of changes in our tax liabilities resulted in additional tax expense of $1.9 million, expense of $0.2 million, and a benefit of $3.2 million during 2007, 2008, and 2009, respectively.  Effective January 1, 2007, we adopted the U.S. GAAP method of accounting for uncertain tax positions.  The increase in tax liabilities during 2007 relates to accruals for interest and penalties on the liability established upon adoption of the U.S. GAAP method of accounting for uncertain tax positions at the beginning of that year.  In 2008, we continued to accrue interest and penalties on the tax liabilities established for uncertain tax positions.  However, also during 2008, we decreased the tax liabilities as a result of the expiration of statutes of limitations on years for which a liability had originally been established upon adoption of the U.S. GAAP method of accounting for uncertain tax positions.   The increase in tax liabilities due to accruals for interest and penalties, minus the decrease due to the expiration of statutes of limitations, resulted in a net increase of $0.2 million to our 2008 income tax provision.  During 2009, we continued to accrue interest and penalties on beginning tax liabilities which resulted in increases to our tax provision in the amount of $4.3 million.  During 2009, we completed certain audits that resulted in a net reduction to the tax liability which decreased our tax provision in the amount of $7.5 million.

We are a multinational company subject to taxation in many jurisdictions.  We record liabilities dealing with uncertainty in the application of complex tax laws and regulations in the various taxing jurisdictions in which we operate.  If we determine that payment of these liabilities will be unnecessary, we reverse the liability and recognize the tax benefit during the period in which we determine the liability no longer applies.  Conversely, we record additional tax liabilities or valuation allowances in a period in which we determine that a recorded liability is less than we expect the ultimate assessment to be or that a tax asset is impaired.  The effects of recording liability increases and decreases are included in the effective income tax rate.

Tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred liabilities at December 31, 2009 and 2008:

December 31,	2009	2008
(Thousands of dollars)

Deferred Tax Assets
Other comprehensive income and loss adjustments	$-	$847
Liabilities deductible in the future	6,569	5,940
Deferred compensation	13,948	12,463
Net loss carryforward	24,255	22,632
Tax credit carryforward	6,640	12,813
Financial and tax accounting differences associated with foreign operations	26,308	25,256
Other	877	114

Total before valuation allowances	78,597	80,065
Valuation allowances	(66,143)	(19,357)

Net deferred tax assets	12,454	60,708

Deferred Tax Liabilities
Differences between the book and tax basis of property, plant
and equipment	(17,286)	(34,885)
Differences between financial and tax accounting associated
with foreign operations	(8,556)	(2,813)
Other	(439)	(398)

Deferred tax liabilities	(26,281)	(38,096)

Net Deferred Tax Assets (Liabilities)	$(13,827)	$22,612

As of December 31, 2009 and 2008, we had approximately $13.8 million of deferred tax liability and $22.6 million of deferred tax assets, respectively, the majority of which are in Mexico and the U.S.  We have recorded valuation allowances of $66.1 million and $19.4 million against our deferred tax assets at December 31, 2009 and 2008, respectively, based on our assessment of our ability to utilize these deferred tax assets.  The valuation allowances established relate to all U. S. and state deferred tax assets, and foreign net operating loss carryforwards for which we have determined that it is more likely than not that a benefit will not be realized.

Realization of any of our deferred tax assets at December 31, 2009 is dependent on the company generating sufficient taxable income in the future.  The determination of whether or not to record a full or partial valuation allowance on our deferred tax assets is a critical accounting estimate requiring a significant amount of judgment on the part of management.  We perform our analysis on a jurisdiction by jurisdiction basis.

In considering whether a valuation allowance was required for our U.S. federal deferred tax assets, we considered all available positive and negative evidence.  Positive evidence considered included reversing taxable temporary differences and restructuring our operations in line with the deteriorating automotive industry and moving wheel production to our lower cost operations in Mexico.  This restructuring began with the closure of the Pittsburg facility in December 2008 and with the closure of our Van Nuys facility in June of 2009.  These closures allowed us to realign capacity within our remaining plants and reduce our total fixed costs. During 2009, we began our international tax restructuring plan, which is currently being implemented.  We expect that the new tax structure will be in effect in 2010.  Based on its nature, implementation of this tax strategy will enable us to generate domestic taxable income, thereby allowing us to utilize our federal deferred tax assets and, at the same time, reduce world-wide tax payments.

Negative evidence considered included the taxable losses in the U.S. recorded during the three year period ended December 31, 2009, on both an annual and cumulative basis, the continued deterioration of the automotive industry into 2009 and the uncertainty as to the timing of recovery of both the automotive industry and global economy.

Based on the weight of all available evidence discussed above, we have concluded that the negative evidence outweighs the positive and that it is more likely than not that 1) the federal U.S. and state deferred tax asset, net of valuation allowance, will not be realized within the carryforward period and 2) the foreign net operating loss carryforwards will not be realized within the carryforward period.  This is because we can not look to future taxable income as a source of income given our cumulative losses.  We, therefore, established full valuation allowances against those deferred tax assets.  However, we will continue to assess the need for valuation allowances in the future.

As of December 31, 2009, we have federal tax credit carryforwards of $5.7 million that begin to expire in 2014.  As of December 31, 2009, we have cumulative federal and state net operating loss carryforwards of $37.7 million and $84.8 million, respectively, that begin to expire in 2029 and 2016, respectively.  As of December 31, 2009, we have cumulative foreign net operating loss carryforwards of $26.3 million that begin to expire in 2017.  We have state tax credit carryforwards for 2009 and 2008 of $1.4 million and $1.4 million, respectively.  The state tax credit carryforwards begin to expire in 2014.

The valuation allowances established relate to all U. S. and state deferred tax assets, and foreign net operating loss carryforwards for which we have determined that it is more likely than not that a benefit will not be realized.

We have not provided for deferred income taxes or foreign withholding tax on basis differences in our non-U.S. subsidiaries of $146.8 million that result primarily from undistributed earnings the company intends to reinvest indefinitely.  Determination of the deferred income tax liability on these basis differences is not reasonably estimable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

We adopted the U.S. GAAP method of accounting for uncertain tax positions on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
	Year Ended December 31,
Summary of Unrecognized Tax Benefits	2009	2008	2007
(Thousands of dollars)

Beginning balance	$28,568	$34,804	$36,521

Increases (decreases) due to foreign currency translations	1,002	(4,709)	(58)
Increases (decreases) as a result of positions taken during:
Prior period	-	2,229	-
Current period	-	-	-
Settlements with taxing authorities	(10,355)	-	-
Expiration of applicable statutes of limitation	(169)	(3,756)	(1,659)

Ending balance (1)	$19,046	$28,568	$34,804

(1) Excludes $27.6 million, $22.8 million and $27.4 million of potential interest and penalties associated with uncertain tax positions in 2009, 2008 and 2007, respectively.

At December 31, 2009, we had unrecognized tax benefits in the amount of $19.0 million.  During 2009, we accrued potential interest and penalties of $3.5 million and $0.8 million, respectively, related to unrecognized tax benefits. As of December 31, 2009, we have recorded liabilities for potential interest and penalties of $15.7 million and $11.9 million, respectively.

Included in the unrecognized tax benefits of $46.6 million at December 31, 2009, was $20.5 million of tax benefit that, if recognized, would reduce our annual effective tax rate.  Within the next twelve-month period ending December 31, 2010, it is reasonably possible that up to $9.5 million of unrecognized tax benefits will be recognized due to the expiration of certain statutes of limitation.

Our policy regarding interest and penalties related to unrecognized tax benefits is to record interest and penalties as an element of income tax expense.  The cumulative amounts related to interest and penalties are added to the total unrecognized tax liabilities on the balance sheet.  Accordingly, the total amount on the balance sheet includes the unrecognized tax benefits, cumulative interest and penalties accrued on the liabilities.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including Hungary, Mexico, the Netherlands, and the United States. We are no longer subject to U.S. federal, state and local, or Mexico (our major filing jurisdictions) income tax examinations for years before 2002.

Superior Industries International, Inc. and subsidiaries are under audit by Mexico’s Tax Administration Service (Servicio de Administracion Tributaria) in relation to Superior Industries de Mexico S.A. de C.V. for the 2003 tax year.  During 2009, Mexico’s Tax Administration Service began a review of the outside auditor’s documentations for the years 2004 and 2007.  A review of the outside auditor’s documentations often leads to a full examination of that tax period.

Total income tax payments made were $5.9 million in 2009, $2.2 million in 2008, and $4.9 million in 2007.

NOTE 8 - LEASES AND RELATED PARTIES

We lease certain land, facilities and equipment under long-term operating leases expiring at various dates through 2014.  Total lease expense for all operating leases amounted to $3.2 million in 2009, $3.1 million in 2008 and $3.8 million in 2007.

Our corporate office and former manufacturing and warehouse facility in Van Nuys, California are leased from the Louis L. Borick Trust and the Juanita A. Borick Management Trust (the Trusts).  The Trusts are controlled by Mr. L. Borick, Founding Chairman and a Director of the company, and Juanita A. Borick, Mr. L. Borick’s former spouse, respectively. The current operating lease expires in June 2012. An option to extend the lease for ten years was exercised as of July 2002. There is one additional ten-year lease extension option remaining. The current annual lease payment is $1.9 million.  The facilities portion of the lease agreement requires rental increases every five years based upon the change in a specific Consumer Price Index.  The last such adjustment was as of July 1, 2006.  The future minimum lease payments that are payable to Mr. Borick for the Van Nuys corporate office and manufacturing facility lease is $5.0 million.  Total lease payments to these related entities were $1.9 million in 2009, $2.0 million for 2008 and $1.6 million for 2007.  During 2007, a $1.0 million payment was made to the Trusts as settlement for a retroactive rental rate adjustment on the ground lease portion of the agreement for our Van Nuys, California, property for the five year period ended June 30, 2007.

Due to the closure of manufacturing operations at our Van Nuys, California facility in June of 2009, we entered into negotiations to amend the lease of this facility to include only the office space occupied by our corporate office.  We expect these negotiations to result in an executed amendment to the existing lease some time in the first quarter of 2010.

The following are summarized future minimum payments under all leases.  The table below contains the current annual lease payments of $2.1 million for the entire Van Nuys, California facility through June 30, 2012.

Year Ended December 31,	Operating Leases
(Thousands of dollars)

2010	$2,707
2011	2,411
2012	1,209
2013	32
2014	12
Thereafter	-

$6,371

NOTE 9 – RETIREMENT PLANS

We have an unfunded supplemental executive retirement plan covering our directors, officers and other key members of management.  We purchase life insurance policies on the participants to provide for future liabilities.  Cash surrender value of these policies, totaling $5.9 million at December 31, 2009 and $4.6 million as of December 31, 2008, are included in Other Assets as general assets of the company.  Subject to certain vesting requirements, the plan provides for a benefit based on final average compensation, which becomes payable on the employee's death or upon attaining age 65, if retired.  We have measured the plan assets and obligations of our supplemental executive retirement plan as of our fiscal year end for all periods presented.

The following table summarizes the changes in plan benefit obligations:

Year Ended December 31,	2009	2008
(Thousands of dollars)

Change in benefit obligation
Beginning benefit obligation	$20,379	$20,795
Service cost	921	471
Interest cost	1,242	1,156
Actuarial (gain) loss	(843)	(1,179)
Benefit payments	(913)	(864)

Ending benefit obligation	$20,786	$20,379

The following table summarizes the balance sheet components:

Year Ended December 31,	2009	2008
(Thousands of dollars)

Change in plan assets
Fair value of plan assets at beginning of year	$-	$-
Employer contribution	913	864
Benefit payments	(913)	(864)

Fair value of plan assets at end of year	$-	$-

Funded Status	$(20,787)	$(20,379)

Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(1,017)	$(1,004)
Non-current liabilities	(19,770)	(19,375)

Net amount recognized	$(20,787)	$(20,379)

Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Net actuarial loss	$2,004	$2,911
Prior service cost	-	-

Net amount recognized, before tax effect	$2,004	$2,911

Weighted average assumptions used to determine benefit obligations:
Discount rate	6.25%	6.25%
Rate of compensation increase	3.00%	3.00%

Components of net periodic pension cost are:

Year Ended December 31,	2009	2008	2007
(Thousands of dollars)

Components of net periodic pension cost
Service cost	$921	$471	$567
Interest cost	1,242	1,156	1,121
Contractual termination benefits	-	-	-
Amortization of actuarial loss	64	168	192

Net periodic pension cost	$2,227	$1,795	$1,880

Weighted average assumptions used to determine net periodic pension cost
Discount rate	6.25%	5.75%	5.75%
Rate of compensation increase	3.00%	3.50%	3.50%

Benefit payments during the next ten years, which reflect applicable future service, are as follows:

Year Ended December 31,	Amount
(Thousands of dollars)

2010	$1,054
2011	1,156
2012	1,268
2013	1,381
2014	1,434
Years 2015 - 2019	7,415

The following is an estimate of the components of net periodic pension cost in 2010:

Estimated Year Ended December 31,	2010
(Thousands of dollars)

Service cost	$583
Interest cost	1,267
Amortization of actuarial loss	-

Estimated 2009 net periodic pension cost	$1,850

The $0.4 million decrease in the 2010 estimated net periodic pension cost compared to the 2009 cost is due to the termination of unvested participants in 2009.

Other Retirement Plans

We also have a contributory employee retirement savings plan covering substantially all of our employees.  The employer contribution was determined at the discretion of the company and totaled $1.3 million, $2.2 million and $2.9 million for the three years ended December 31, 2009, 2008 and 2007, respectively.  The reduced employer contribution in 2009 was due to fewer employees in the plan in addition to utilizing forfeitures to fund a portion of the employer contributions.

Pursuant to the deferred compensation provision of his 1994 Employment Agreement (Agreement), Mr. Louis L. Borick, Founding Chairman and a Director, was paid an annual amount of $1.0 million in 26 equal payments through 2009. The Agreement calls for one-half of such payments to be made starting in 2010 for up to 10 years, or until his death. As of December 31, 2009, the actuarial present value of the remaining payments under the Agreement, totaling $2.0 million, has been accrued for and is included in accrued expenses and other non-current liabilities in the consolidated balance sheet.

NOTE 10 – ACCRUED EXPENSES
December 31,	2009	2008
(Thousands of dollars)

Payroll and related benefits	$8,423	$8,129
Dividends	4,267	4,267
Taxes, other than income taxes	9,478	7,234
Loss on natural gas commodity contracts	2,961	1,632
Other plant shutdown costs	2,471	107
Current portion of executive retirement liabilities	1,510	1,976
Other	13,092	11,894

Accrued expenses	$42,202	$35,239

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

On August 29, 2007, the plaintiffs filed an amended consolidated complaint that was substantially similar to the prior consolidated complaint. In response, the company and the individual defendants filed motions to dismiss on September 21, 2007. In an order dated April 14, 2008, the court again granted our motion to dismiss the amended consolidated complaint, with leave to amend. On May 5, 2008, the plaintiff filed a second amended consolidated shareholder derivative complaint that alleges claims substantially similar to the prior complaints. Once again, the company and the individual defendants filed motions to dismiss on May 30, 2008. The court conducted a hearing on the motions to dismiss on September 15, 2008, but before the Court ruled on the motions, the parties reached an agreement in principle to settle the litigation.  The settlement received the preliminary approval of the Court on November 9, 2009 and, after notice was given as directed by the Court, the Court gave its final approval of the settlement on February 3, 2010, and entered its Order and Final Judgment dismissing the litigation, with prejudice.  The terms of the settlement provide that, among other things:  the Company will adopt and/or maintain for a specified period certain procedures related to the granting and administration of stock options, as well as certain corporate governance measures; counsel for the plaintiffs in the litigation will receive a specified dollar amount for their fees and expenses, which amount shall be paid by the Company’s insurance carrier; the Company and its past and present officers, directors and employees are released from any claims related to the matters alleged in the litigation; and the plaintiffs and their counsel are released from any claims related to the filing, prosecution, and settlement of the litigation.

Air Quality Matters

The South Coast Air Quality Management District (the SCAQMD) issued to us notices of violation, dated December 14, 2007 and December 5, 2008, alleging violations of certain permitting and air quality rules at our Van Nuys, California manufacturing facility.  The December 2007 notice involved operating three facility furnaces with different burners than those described on the permit to operate the furnaces.  The December 2008 notice was issued after the company self-disclosed and corrected certain discrepancies associated with the manner that the facility reported nitrogen oxide (NOx) emissions in 2004 and 2005.  To resolve the violation notices, throughout 2008 and 2009, the company worked closely with the SCAQMD to achieve compliance and took all steps necessary to remedy the issues associated with these violations, including the submission of permit applications to modify the description of the burners for three of the plant’s furnaces.  The company also took steps to ensure that all required reporting and other regulatory obligations to SCAQMD were made.  On September 22, 2009, Superior entered into a settlement agreement with the SCAQMD.  The salient terms of the agreement required the company to pay a civil penalty of fifty thousand dollars in exchange for a release from all liability with regard to any condition at the facility prior to June 30, 2009.  The September 22, 2009 settlement agreement serves as a global resolution of the notices of violations as well as any other past compliance issues associated with the facility.

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

Our primary risk exposure relating to derivative financial instruments results from the periodic use of foreign currency forward contracts to offset the impact of currency rate fluctuations with regard to foreign-currency-denominated receivables, payables or purchase obligations. At December 31, 2009 and 2008, we held no foreign currency forward contracts.

When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. Typically, any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, these contracts qualify for the “normal purchase” exemption provided for under U.S. GAAP and we are not required to record any gains and/or losses associated with these commitments in our current earnings, unless there is a change in the facts or circumstances in regard to the commitments being used in the normal course of business.

We currently have several purchase agreements for the delivery of natural gas through 2012.  With the closure of our manufacturing facility in Van Nuys, California in June 2009, and closure in December 2008 of our manufacturing facility in Pittsburg, Kansas, we no longer qualified for the normal purchase, normal sale (NPNS) exemption provided for in accordance with U.S. GAAP for the remaining natural gas purchase commitments related to those facilities.  In addition, we have concluded that the natural gas purchase commitments for our manufacturing facility in Arkansas and certain natural gas commitments for our facilities in Chihuahua, Mexico no longer qualified for the NPNS exemption provided for under U.S. GAAP since we can no longer assert that it is probable we will take full delivery of these contracted quantities in light of the continued decline of our industry.  In accordance with U.S. GAAP these natural gas purchase commitments are classified as being with “no hedging designation” and, accordingly, we are required to record any gains and/or losses associated with the changes in the estimated fair values of these commitments in our current earnings.  The contract and fair values of these purchase commitments at December 31, 2009 were $8.6 million and $5.6 million, respectively, which represents a gross liability of $3.0 million, which was included in accrued expenses in our December 31, 2009 consolidated balance sheet.

Based on the quarterly analysis of our estimated future production levels, certain natural gas purchase commitments with a contract value of $8.7 million and a fair value of $6.8 million for our manufacturing facilities in Mexico continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.  The contract and fair values of all natural gas purchase commitments were $17.3 million and $12.4 million, respectively, at December 31, 2009.  As of December 31, 2008, the aggregate contract and fair values of natural gas commitments were approximately $28.0 million and $21.1 million, respectively.  Percentage changes in the market prices of natural gas will impact the fair values by a similar percentage.  The recurring fair value measurement of the natural gas purchase commitments are based on quoted market prices using the market approach and the fair value is determined based on Level 1 inputs within the fair value hierarchy provided for under U.S. GAAP.

At December 31, 2009 and 2008, we had outstanding letters of credit of approximately $9.2 million and $6.5 million, respectively.

NOTE 12 – STOCK-BASED COMPENSATION

Our 2008 Equity Incentive Plan authorizes us to issue incentive and non-qualified stock options, as well as stock appreciation rights, restricted stock and performance units to our non-employee directors, officers, employees and consultants totaling up to 3.5 million shares of common stock. No more than 100,000 shares may be used under such plan as “full value” awards, which include restricted stock and performance units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  At December 31, 2009, there were 2.9 million shares available for future grants under this plan. Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options granted under this plan to employees and non-employee directors require no less than a three year ratable vesting period if vesting is based on continuous service.  Vesting periods may be shorter than three years if performance based.

We account for stock-based compensation using the fair value recognition provisions in accordance with U.S. GAAP.  We recognize these compensation costs net of the applicable forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. We estimated the forfeiture rate based on our historical experience.  No options were exercised during the fiscal year 2009 and the total fair value of shares vested during the year was approximately $2.3 million.

We have elected to adopt the alternative transition method for calculating the initial pool of excess tax benefits and to determine the subsequent impact of the tax effects of employee stock-based compensation awards that are outstanding on shareholders’ equity and consolidated statements of cash flow.

		Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Outstanding	Price	Life in Years	Value

Balance at December 31, 2008	3,214,737	$25.79
Granted	622,500	14.10
Exercised	-	-
Cancelled	(235,662)	24.20

Balance at December 31, 2009	3,601,575	$23.87	6.34	$745,935

Options vested or expected to vest	3,503,858	$24.06	4.19	$745,935

Exercisable at December 31, 2009	2,257,469	$27.79	5.02	$-

Options outstanding at December 31, 2009:

				Weighted	Weighted		Weighted
			Options	Average	Average	Options	Average
Range of			Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices			at 12/31/09	Contractual Life	Price	at 12/31/09	Price
				(in years)
$10.09	-	$15.61	609,500	9.52	$14.08	-	$-
$15.62	-	$21.13	1,019,900	7.17	17.90	664,545	17.86
$21.14	-	$26.65	1,047,075	6.83	22.97	667,824	23.61
$26.66	-	$32.17	71,453	1.16	28.61	71,453	28.61
$32.18	-	$37.69	492,526	2.30	35.50	492,526	35.50
$37.70	-	$43.22	361,121	3.68	43.08	361,121	43.08

			3,601,575	6.34	$23.87	2,257,469	$27.79

The aggregate intrinsic value represents the total pretax difference between the closing stock price on the last trading day of the reporting period and the option exercise price, multiplied by the number of in-the-money options.  This is the amount that would have been received by the option holders had they exercised and sold their options on that day. This amount varies based on changes in the fair market value of our common stock. The closing price of our common stock on the last trading day of our fiscal year was $16.04.

Stock-based compensation expense related to stock option plans in accordance with U.S. GAAP was allocated as follows:

Year Ended December 31,	2009	2008	2007
(Thousands of dollars)

Cost of sales	$388	$353	$487
Selling, general and administrative expenses	1,992	2,054	2,586

Stock-based compensation expense before income taxes	2,380	2,407	3,073
Income tax benefit	-	(694)	(1,038)

Total stock-based compensation expense after income taxes	$2,380	$1,713	$2,035

As of December 31, 2009, there was $4.5 million of unrecognized stock-based compensation expense expected to be recognized related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.49 years.

There were no stock options exercised in 2009.  We received cash proceeds of $617,000 and $430,000 from stock options exercised in 2008 and 2007, respectively.

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,	2009		2008		2007

Expected dividend yield (a)	3.7%		3.2%		3.3%
Expected stock price volatility (b)	37.3%		30.2%		30.1%
Risk-free interest rate (c)	3.0%		3.5%		4.0%
Expected option lives (d)	6.9	yrs	7.1	yrs	7.3	yrs
Weighted average grant date fair value of
options granted during the period	$3.95		$5.30		$5.14

(a)	This assumes that cash dividends of $0.16 per share are paid each quarter on our common stock.
(b)	Expected volatility is based on the historical volatility of our stock price, over the expected life of the option.
(c)	The risk-free rate is based upon the rate on a U.S. Treasury note for the period representing the average remaining contractual life of all options in effect at the time of the grant.
(d)	The expected term of the option is based on historical employee exercise behavior, the vesting terms of the respective option and a contractual life of ten years.

NOTE 13 - COMMON STOCK REPURCHASE PROGRAMS

Since 1995, our Board of Directors has authorized several common stock repurchase programs totaling 8.0 million shares, under which we have repurchased approximately 4.8 million shares for approximately $130.9 million, or $27.16 per share. Under the latest authorization to repurchase up to 4.0 million shares, approved in March 2000, to date we have repurchased a total of 818,000 shares for a total cost of $26.9 million at an average cost per share of $32.82.  All repurchased shares are immediately cancelled and retired. There have been no stock repurchases since 2005.  As of December 31, 2009, approximately 3.2 million additional shares can be repurchased under the current authorization.

NOTE 14 - OTHER COMPREHENSIVE INCOME (LOSS)

Components of other comprehensive income (loss) as reflected in the consolidated statements of shareholders’ equity as follows:

Year Ended December 31,	2009	2008	2007
(Thousands of dollars)

Net foreign currency translation gains (losses)	$10,872	$(39,567)	$10,113

Actuarial gains on pension obligation	907	1,346	220
Income tax (provision)	(1,111)	(445)	(82)

Net actuarial gains on pension obligation	(204)	901	138

Unrealized gain on marketable securities	-	-	40
Income tax (provision)	-	-	(15)

Net unrealized gain on marketable securities	-	-	25

Realized gains from marketable securities	-	-	(2,720)
Income tax benefit	-	-	995

Net realized gains from marketable securities	-	-	(1,725)

Other comprehensive income (loss)	$10,668	$(38,666)	$8,551

Accumulated balances of other comprehensive income (loss) as reflected in the consolidated balance sheets and statements of shareholders’ equity as follows:

December 31,	2009	2008	2007
(Thousands of dollars)

Net accumulated foreign currency translation gains (losses)	$(54,572)	$(65,444)	$(25,877)

Accumulated actuarial (loss) on pension obligation	(2,004)	(2,911)	(4,257)
Income tax benefit	-	1,111	1,556

Net accumulated actuarial (loss) on pension obligation	(2,004)	(1,800)	(2,701)

Accumulated other comprehensive loss	$(56,576)	$(67,244)	$(28,578)

During the year 2009, the value of the Mexican peso increased by 5 percent in relation to the U.S. dollar, resulting in a gain of $10.1 million in foreign currency translation adjustments related to our operations in Mexico.  Despite the euro decreasing by 2 percent relative to the U.S. dollar, there was a gain for the year of $1.0 million in foreign currency translation adjustments related to our 50 percent-owned joint venture in Hungary.  At December 31, 2009, cumulative unrealized foreign currency translation losses related to our operations in Mexico was $61.3 million, compared to the cumulative unrealized foreign currency translation gains of $6.7 million related to our joint venture in Hungary.

NOTE 15 – IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER CHARGES

Due to the deteriorating financial condition of our major customers and other changes in the automotive industry, we performed impairment analyses at the end of each fiscal quarter at the end of the year 2009 on all long-lived assets in our operating plants, in accordance with U.S. GAAP.  Our estimated undiscounted cash flow projections as of the end of the year exceeded the asset carrying values in all of our wheel manufacturing plants in North America; therefore, no impairment was required to be made to our long-lived assets in our operating plants in the fourth quarter of 2009.

Based on the impairment analyses conducted at the end of the first quarter of 2009, we concluded that the estimated future undiscounted cash flows of our Fayetteville, Arkansas manufacturing facility would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility.  As a result, we recorded a pretax asset impairment charge against earnings totaling $8.9 million during the first quarter of 2009, reducing the $18.2 million carrying value of certain assets at this facility to their respective estimated fair values.  The estimated fair values of the long-lived assets at our Fayetteville, Arkansas manufacturing facility were determined with the assistance of estimated fair values of comparable properties and independent third party appraisals of the machinery and equipment.  These assets are classified as held and used in accordance with U.S. GAAP.  We have classified the inputs to the nonrecurring fair value measurement of these assets as being Level 2 within the fair value hierarchy in accordance with U.S. GAAP.

In January 2009, we announced the planned closure of our wheel manufacturing facility located in Van Nuys, California in an effort to further reduce costs and more closely align our capacity with sharply lower demand for aluminum wheels by the automobile and light truck manufacturers. The facility ceased operations at the end of the second quarter of 2009, resulting in the layoff of approximately 290 employees. A pretax asset impairment charge against earnings totaling $10.3 million, reducing the $10.8 million carrying value of certain assets at the Van Nuys manufacturing facility to their respective fair values, was recorded in the fourth quarter of 2008, when we concluded that the estimated future undiscounted cash flows of that operation would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility.  We used an independent third party appraiser to assist us in determining the fair values of these assets.

During the second quarter of 2009, we received an offer for the sale of our Johnson City, Tennessee facility which was subsequently cancelled.  We believe this offer was the best indicator of the current fair value of the property and we recorded a reduction in our carrying value of this facility by $0.6 million to the $2.2 million offer.  Additionally, we received some indications, based on equipment sales that occurred subsequent to June 28, 2009, that the carrying values of the held for sale equipment from our Pittsburg, Kansas, and Van Nuys, California, facilities, totaling $2.6 million, were higher than their current market values.  Consequently, we recorded an additional impairment charge of $1.9 million to reduce the carrying value of this equipment to their new estimated fair values in the second quarter also.  We have classified the above nonrecurring fair value measurements as Level 2 inputs within the fair value hierarchy utilizing the market approach in accordance with U.S. GAAP.  Due to plant shutdowns and the realignment of our business to match our current production needs, we have identified, and are in the process of selling, specific long-lived assets from our former manufacturing operations in Johnson City, Tennessee, and Pittsburg, Kansas.  These assets, which totaled $6.8 million at December 31, 2009, are classified as assets held for sale in accordance with U.S. GAAP.

In August 2008, we announced the planned closure of our wheel manufacturing facility located in Pittsburg, Kansas, in an effort to eliminate excess wheel capacity and enhance overall efficiency. The closure, which was completed in December 2008, resulted in the layoff of approximately 600 employees. A pretax asset impairment charge against earnings totaling $5.0 million, reducing the carrying value of certain assets at the Pittsburg facility to their respective fair values, was recorded in the third quarter of 2008, when we concluded that the estimated future undiscounted cash flows of that operation would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility. In the fourth quarter of 2008, when it was determined that the carrying values of additional long-lived assets would not be recovered, the impairment charge was increased by an additional $2.4 million.  We used an independent third party appraiser to assist us in determining the fair values of the assets at the Pittsburg, Kansas, facility.

For the periods between the announced plant closures and the date operations actually ceased, these assets are classified as held-and-used, in accordance with U.S. GAAP. Upon termination of plant operations, the remaining assets are classified as held-for-sale.

One-time termination benefits and other shutdown costs related to the above plant closures and workforce reductions in our other North American facilities were $19.1 million in 2009, of which $18.8 million was included in cost of sales and $0.3 million was included in selling, general and administrative expenses.  One-time termination benefits and other shutdown costs were $4.7 million in 2008 and were included in costs of sales.  One-time termination benefits were derived from the individual agreements with each employee and were accrued ratably over the requisite service period.  The following table summarizes the expenses, payments and resulting liabilities that were included in accrued expenses for one-time termination benefits and other shutdown costs:

Year Ended December 31,	2009	2008
(Thousands of dollars)

Beginning liability balance	$107	$-

One-time termination benefit expenses	5,066	2,728
Other plant closure costs	13,990	2,000

Total expenses	19,056	4,728

Payments	(16,692)	(4,621)

Ending liability balance	$2,471	$107

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)
(Thousands of dollars, except per share amounts)
	First	Second	Third	Fourth
Year 2009	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$81,548	$80,886	$111,371	$145,041	$418,846
Gross profit (loss)	$(14,513)	$(12,056)	$4,222	$12,178	$(10,169)
Impairment of long-lived assets (Note 15)	$8,910	$2,894	$-	$-	$11,804
Income (loss) from operations	$(28,198)	$(20,788)	$(1,559)	$5,927	$(44,618)
Income (loss) before income taxes
and equity earnings	$(29,099)	$(21,582)	$103	$7,323	$(43,255)
Income tax (provision) benefit (1)	$(26,460)	$2,817	$(8,772)	$6,368	$(26,047)
Equity earnings (losses) (Note 6)	$(942)	$(2,204)	$(4,072)	$(17,622)	$(24,840)
Net loss	$(56,501)	$(20,969)	$(12,741)	$(3,931)	$(94,142)

Loss per share:

Basic	$(2.12)	$(0.79)	$(0.48)	$(0.15)	$(3.53)
Diluted	$(2.12)	$(0.79)	$(0.48)	$(0.15)	$(3.53)

Dividends declared per share	$0.16	$0.16	$0.16	$0.16	$0.64

1)  Includes income tax (provision) benefit of ($25.3) million, ($18.5) million and $0.8 million for the first, third and fourth quarters of 2009, respectively, due to changes in the valuation allowances against deferred tax assets.  The third quarter of 2009 also includes $11.1 million of income tax benefit related to the termination of certain tax examinations.

	First	Second	Third	Fourth
Year 2008	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$222,238	$217,385	$163,354	$151,917	$754,894
Gross profit (loss)	$9,386	$12,054	$(11,191)	$(3,672)	$6,577
Impairment of long-lived assets (Note 15)	$-	$-	$5,044	$13,457	$18,501
Income (loss) from operations	$3,176	$5,154	$(22,422)	$(23,576)	$(37,668)
Income (loss) before income taxes
and equity earnings	$3,714	$4,396	$(19,758)	$(16,925)	$(28,573)
Income tax (provision) benefit	$(2,620)	$79	$5,694	$(1,375)	$1,778
Equity earnings (losses)	$2,085	$620	$(143)	$(1,820)	$742
Net income (loss)	$3,179	$5,095	$(14,207)	$(20,120)	$(26,053)

Earnings (loss) per share:

Basic	$0.12	$0.19	$(0.53)	$(0.76)	$(0.98)
Diluted	$0.12	$0.19	$(0.53)	$(0.76)	$(0.98)

Dividends declared per share	$0.16	$0.16	$0.16	$0.16	$0.64

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 7, 2009, PricewaterhouseCoopers LLP (PwC) was dismissed as the company’s independent registered public accounting firm. The company's Audit Committee of the Board of Directors (the Audit Committee) participated in and approved the decision to change its independent registered public accounting firm.

The reports of PwC on the company’s financial statements for the fiscal years ended December 31, 2008 and December 31, 2007 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the fiscal years ended December 31, 2008 and December 31, 2007, and through May 7, 2009, there have been no disagreements with PwC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their reports on the financial statements for such years.

During the fiscal years ended December 31, 2008 and December 31, 2007, and through May 7, 2009, there have been no "reportable events" (as defined in Item 304(a)(1)(v) of Regulation S-K), except for the identification of a material weakness in internal control over financial reporting related to the completeness, accuracy and valuation of the accounting and disclosure of income taxes as of December 31, 2007 which was remediated as of December 31, 2008.

On May 28, 2009, the Audit Committee approved the engagement of Deloitte & Touche LLP (D&T) as its independent registered public accounting firm for the fiscal year ending December 31, 2009.

During the two fiscal years ended December 31, 2008 and the subsequent interim period prior to engaging D&T, neither the company nor anyone acting on behalf of the company, consulted D&T regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the company’s financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

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

Management performed an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2009 based upon criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on their assessment, management determined that our internal control over financial reporting was effective as of December 31, 2009 based on the criteria in the Internal Control -- Integrated Framework issued by COSO.  The effectiveness of the company’s internal control over financial reporting as of December 31, 2009 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

On October 2, 2009, Erika H. Turner, our Chief Financial Officer resigned, effective October 23, 2009, and Emil J. Fanelli, Vice President and Corporate Controller since 1997, was named acting Chief Financial Officer pending the recruitment of a permanent successor.  Other than these changes, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Statement Regarding New York Stock Exchange (NYSE) Mandated Disclosures

The company has filed with the SEC as exhibits to its 2009 Annual Report on Form 10-K the certifications of the company's Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act and SEC Rule 13a-14(a) regarding the company's financial statements, disclosure controls and procedures and other matters.  On June 26, 2009, following its 2009 annual meeting of stockholders, the company submitted to the NYSE the annual certificate of the company's Chief Executive Officer required under Section 303A.12(a) of the NYSE Listed Company Manual, that he was not aware of any violation by the company of the NYSE's corporate governance listing standards.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth herein, the information required by this Item is incorporated by reference to our 2010 Annual Proxy Statement.

Executive Officers
The names of corporate executive officers as of fiscal year end who are not also Directors are listed at the end of Part I of this Annual Report on Form 10-K.  Information regarding executive officers who are Directors is contained in our 2010 Annual Proxy Statement under the caption “Election of Directors.”  Such information is incorporated herein by reference.  With the exception of the Chief Executive Officer (CEO), all executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors.  For a description of the CEO’s employment agreement, see “Employment Agreements” in our 2010 Annual Proxy Statement, which is incorporated herein in reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

Information relating to Executive Compensation is set forth under the captions “Compensation of Directors” and “Compensation Discussion and Analysis” in our 2010 Annual Proxy Statement, which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is set forth under the caption “Voting Securities and Principal Holders” in our 2010 Annual Proxy Statement.  Also see Note 12- Stock Based Compensation in Notes to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information related to Certain Relationships and Related Transactions is set forth under the captions, “Election of Directors” and “Transactions with Related Persons,” in our 2010 Annual Proxy Statement, and in Note 8 - Leases and Related Parties in Notes to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information related to Principal Accountant Fees and Services is set forth under the caption “Audit Fees,” “Audit Related Fees” and “Tax Fees” in our 2010 Annual Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	Financial Statements: See the “Index to the Consolidated Financial Statements and Financial Statement Schedule” in Item 8 of this Annual Report.

2.	Financial Statement Schedule	Page
Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2009, 2008 and 2007	S-1

3.	Exhibits

3.1	Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994)

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on September 5, 2007.

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

10.4	1993 Stock Option Plan of the Registrant (Incorporated by reference to Exhibit 28.1 to Registrant’s Form S-8 filed June 10, 1993, as amended. Registration No. 33-64088.) *

10.5
Stock Option Agreement dated March 9, 1993 between Louis L. Borick and the Registrant (Incorporated by Reference to Exhibit 28.2 to Registrant's Form S-8 filed June 10, 1993.  Registration No. 33-64088) *

10.6
Chief Executive Officer Annual Incentive Program dated May 9, 1994 between Louis L. Borick and the Registrant (Incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994) *

10.7
Executive Employment Agreement dated January 1, 2005 between Steven J. Borick and the registrant (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the first quarter of 2005  ended March 27, 2005) *

10.8
Executive Annual Incentive Plan dated January 1, 2005 between Steven J. Borick and the registrant (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 19, 2005 *

10.9
2006 Option Repricing Agreement entered into between the Registrant and each of the following persons separately: Raymond C. Brown, Philip C. Colburn, V. Bond Evans, R. Jeffery Ornstein, Emil J. Fanelli, Stephen H. Gamble and Kola Phillips dated December 28, 2006; Sheldon I. Ausman, Steven J. Borick, Jack H. Parkinson, Robert H. Bouskill, Bob Bracy, Parveen Kakar, Michael J. O’Rourke and Gabriel Soto dated December 29, 2006 (Incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006) *

10.10
2006 Option Correction Amendment entered into between the Registrant and each of the following persons separately:  Louis L. Borick, James H. Ferguson and William B. Kelley dated December 29, 2006 (Incorporated by reference to Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006) *

10.11
Amendment to Stock Option Agreement entered into between the Registrant and each of the following persons separately:  Robert A. Earnest, Razmik Perian and Cameron Toyne dated October 9, 2007 (Incorporated by reference to Exhibit 10.47 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007) *

10.12
Salary Continuation Plan of The Registrant, amended and restated as of November 14, 2008 (Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) *

10.13	2008 Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2008)

10.14	2008 Equity Inventive Plan Notice of Stock Option Grant and Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Form S-8 filed November 10, 2008. Registration No. 333-155258)

10.15
Agreement entered into between the Registrant and Emil J. Fanelli, Vice President and Corporate Controller of the Registrant to compensate Mr. Fanelli for serving as acting Chief Financial Officer of the Registrant pending the appointment of a permanent successor (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 18, 2010)*

11
Computation of Earnings Per Share (contained in Note 1 – Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K)

14	Code of Business Conduct and Ethics (posted on the Registrant’s Internet Website pursuant to Regulation S-K, item 406 (c)(2))

16	Letter from PricewaterhouseCoopers LLP (Incorporated by reference to Exhibit 16.1 to Registrant's Form 8-K filed on May 12, 2009)

21	List of Subsidiaries of the Company (filed herewith)

23	Consent of Deloitte and Touche LLP, our Independent Registered Public Accounting Firm (filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP, our former Independent Registered Public Accounting Firm (filed herewith)

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Chief Accounting Officer and acting Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)

32
Certification of Steven J. Borick, Chairman, Chief Executive Officer and President, and Emil J. Fanelli, Chief Accounting Officer and acting Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

* Indicates management contract or compensatory plan or arrangement.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT OF FORM 10-K

                                                                                                                                          Schedule II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Thousands of dollars)
		Additions
	Balance at	Charge to	Adoption of	Other	Deductions	Balance at
	Beginning of	Costs and	New Accounting	Comprehensive	From	End of
	Year	Expenses	Principles	Income (Loss)	Reserves	Year

2009

Allowance for doubtful
accounts	$3,128	$485	$-	$-	$(3,127)	$486
Inventory reserves	$2,232	$1,719	$-	$-	$(185)	$3,766
Valuation allowances for
deferred tax assets	$19,357	$46,028	$-	$758	$-	$66,143

2008

Allowance for doubtful
accounts	$2,427	$1,164	$-	$-	$(463)	$3,128
Inventory reserves	$1,651	$806	$-	$-	$(225)	$2,232
Valuation allowances for
deferred tax assets	$12,083	$7,274	$-	$-	$-	$19,357

2007

Allowance for doubtful
accounts	$2,789	$95	$-	$-	$(457)	$2,427
Inventory reserves	$1,204	$896	$-	$-	$(449)	$1,651
Valuation allowances for
deferred tax assets	$1,418	$665	$10,000	$-	$-	$12,083

S-1

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT OF FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

By	/s/ Steven J. Borick	March 12, 2010
Steven J. Borick
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Louis L. Borick	Founding Chairman and Director	March 12, 2010
Louis L. Borick

/s/ Steven J. Borick	Chairman, Chief Executive Officer and President	March 12, 2010
Steven J. Borick	(Principal Executive Officer)

/s/ Emil J. Fanelli	Vice President and Corporate Controller	March 12, 2010
Emil J. Fanelli	(Principal Accounting Officer and acting Chief Financial Officer)

/s/ Sheldon I. Ausman	Lead Director	March 12, 2010
Sheldon I. Ausman

/s/ Philip W. Colburn	Director	March 12, 2010
Philip W. Colburn

/s/ Margaret S. Dano	Director	March 12, 2010
Margaret S. Dano

/s/ V. Bond Evans	Director	March 12, 2010
V. Bond Evans

/s/ Michael J. Joyce	Director	March 12, 2010
Michael J. Joyce

/s/ Francisco S. Uranga	Director	March 12, 2010
Francisco S. Uranga