Form 10-K/A
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2010-03-18
CIK 95552

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

EXPLANATORY NOTE

This Amendment No. 1 amends Superior Industries International, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 27, 2009, which was filed with the Securities and Exchange Commission on March 12, 2010 (the “Original Filing”).  The Company is filing this Amendment No. 1 for the sole purpose of including the Report of the Independent Registered Public Accounting Firm related to our internal controls over financial reporting as of December 27, 2009, which was inadvertently excluded from Item 9A in our Original Filing.  This amendment contains the corrected Part II, Item 9A – Controls and Procedures, in its entirety as well as updated certifications of our Chief Executive Officer and acting Chief Financial Officer in Part IV, Item 15 – Exhibits and Financial Statement Schedules.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that may have occurred subsequent to March 12, 2010.

PART II

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 27, 2009.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 27, 2009, our disclosure controls and procedures were effective.

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

Management performed an assessment of the effectiveness of the company’s internal control over financial reporting as of December 27, 2009 based upon criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on their assessment, management determined that our internal control over financial reporting was effective as of December 27, 2009 based on the criteria in the Internal Control -- Integrated Framework issued by COSO.  The effectiveness of the company’s internal control over financial reporting as of December 27, 2009 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report, which is included below.

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Superior Industries International, Inc.

We have audited the internal control over financial reporting of Superior Industries International, Inc. and subsidiaries (the “Company”) as of December 27, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 27, 2009 of the Company and our report dated March 12, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 12, 2010

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

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

31.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2 Chief Accounting Officer and acting Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT OF FORM 10-K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

By	/s/ Steven J. Borick	March 18, 2010
Steven J. Borick
Chairman, Chief Executive Officer and President