Form 10-Q
period 2010-03-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2010-05-07
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2010

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

Number of shares of no par value common stock outstanding as of April 30, 2010: 26,668,440.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)
	Thirteen Weeks Ended
	March 28, 2010	March 29, 2009

NET SALES	$150,196	$81,548
Cost of sales	137,568	96,061

GROSS PROFIT (LOSS)	12,628	(14,513)

Selling, general and administrative expenses	6,226	4,775
Impairment of long-lived assets	-	8,910

INCOME (LOSS) FROM OPERATIONS	6,402	(28,198)

Interest income, net	400	400
Other income (expense), net	(718)	(1,301)

INCOME (LOSS) BEFORE INCOME
TAXES AND EQUITY EARNINGS	6,084	(29,099)

Income tax benefit (provision)	4,173	(26,460)
Equity losses from joint venture	(1,358)	(942)

NET INCOME (LOSS)	$8,899	$(56,501)

INCOME (LOSS) PER SHARE - BASIC	$0.33	$(2.12)

INCOME (LOSS) PER SHARE - DILUTED	$0.33	$(2.12)

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share amounts)
(Unaudited)
	March 28, 2010	December 27, 2009
ASSETS
Current assets:
Cash and cash equivalents	$127,076	$134,315
Short-term investments	10,219	6,152
Accounts receivable, net	103,579	88,991
Inventories, net	54,767	47,612
Income taxes receivable	-	8,930
Deferred income taxes	7,098	777
Assets held for sale	6,758	6,771
Other current assets	21,244	14,584
Total current assets	330,741	308,132

Property, plant and equipment, net	180,173	180,121
Investment in joint venture	20,646	23,602
Non-current deferred income taxes	-	7,781
Other assets	16,637	22,217

Total assets	$548,197	$541,853

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,211	$24,574
Accrued expenses	42,689	42,202
Income taxes payable	2,234	-
Total current liabilities	73,134	66,776

Non-current tax liabilities	29,131	46,634
Non-current deferred income taxes	32,654	22,385
Other non-current liabilities	31,869	32,786
Commitments and contingencies (Note 16)	-	-
Shareholders' equity:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued - none	-	-
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 26,668,440 shares
(26,668,440 shares at December 27, 2009)	57,081	56,854
Accumulated other comprehensive loss	(53,300)	(56,576)
Retained earnings	377,628	372,994
Total shareholders' equity	381,409	373,272

Total liabilities and shareholders' equity	$548,197	$541,853

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
	Thirteen Weeks Ended
	March 28, 2010	March 29, 2009

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(1,905)	$22,703

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,081)	(2,442)
Proceeds from sales of fixed assets	12	10

NET CASH USED IN INVESTING ACTIVITIES	(1,069)	(2,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,265)	(4,266)

NET CASH USED IN FINANCING ACTIVITIES	(4,265)	(4,266)

Net increase (decrease) in cash and cash equivalents	(7,239)	16,005

Cash and cash equivalents at the beginning of the period	134,315	146,871

Cash and cash equivalents at the end of the period	$127,076	$162,876

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)
			Accumulated
	Common Stock		Other
	Number of		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total

BALANCE AT
DECEMBER 27, 2009	26,668,440	$56,854	$(56,576)	$372,994	$373,272

Comprehensive income:

Net income	-	-	-	8,899	8,899
Other comprehensive income, net of tax:
Foreign currency translation gain	-	-	3,276	-	3,276
Total comprehensive income (a)					12,175

Stock-based compensation expense	-	588	-	-	588

Tax impact of stock options	-	(361)	-	-	(361)

Cash dividends declared ($0.16 per share)	-	-	-	(4,265)	(4,265)
BALANCE AT
MARCH 28, 2010	26,668,440	$57,081	$(53,300)	$377,628	$381,409

(a) For the thirteen weeks ended March 29, 2009, comprehensive loss, net of tax was $(61,550) which included a net loss of $(56,501), a foreign currency translation adjustment loss of $(5,046) and an unrealized loss of $(3) on our pension obligation.

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Notes to Condensed Consolidated Financial Statements
March 28, 2010
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

Ford Motor Company (Ford), General Motors Company (GM) and Chrysler Group LLC (Chrysler), together represented approximately 81 percent of our total wheel sales during the first fiscal quarter of 2010 and 82 percent for the 2009 fiscal year. We also manufacture aluminum wheels for Audi, BMW, Jaguar, Land Rover, Mercedes Benz, Mitsubishi, Nissan, Seat, Skoda, Subaru, Suzuki, Toyota, Volkswagen and Volvo through our 50-percent owned joint venture in Europe.  The loss of all or a substantial portion of our sales to Ford, GM or Chrysler would have a significant adverse impact on our operating results and financial condition, unless the lost volume could be replaced. This risk is partially mitigated by our long-term relationships with these OEM customers and our supply arrangements which are generally for multi-year periods.

Beginning with the third quarter of 2008, the automotive industry was negatively impacted by the continued dramatic shift away from full-size trucks and SUVs caused by continuing high fuel prices, rapidly rising commodity prices and the tightening of consumer credit due to the then deteriorating financial markets.  Accordingly, our OEM customers announced unprecedented restructuring actions, including assembly plant closures, significant reductions in production of light trucks and SUVs, delayed launches of key 2009 model-year light truck programs and movement toward more fuel-efficient passenger cars and crossover vehicles.  These restructuring actions culminated in the bankruptcy reorganizations of Chrysler and GM in 2009.  In addition to the financial uncertainty of several of our key customers, we also continue to face continued global competitive pricing pressures.  While we have had long-term relationships with our customers and our supply arrangements are generally for multi-year periods, the bankruptcy filings and resulting assembly plant closures and other restructuring activities by our customers in 2009 may continue to negatively impact our business.  These factors may make it more difficult to maintain long-term supply arrangements with our customers and there are no guarantees that supply arrangements will be negotiated on terms acceptable to us in the future.

Our customers continue to request price reductions as they work through their own financial challenges.  We are engaged in ongoing programs to reduce our own costs through process automation and identification of industry best practices in an attempt to mitigate these pricing pressures.  However, it has become increasingly more difficult to react quickly enough given these continuing pricing pressures, reductions in customer orders, and the lengthy transitional periods necessary to reduce labor and other costs.  As such, our profit margins will continue to be lower than our historical levels for some period of time.  We will continue to strive to increase our operating margins from current operating levels by aligning our plant capacity with industry demand and aggressively implementing cost-saving strategies to enable us to meet customer-pricing expectations.  However, as we incur costs to implement these strategies, the initial impact on our future financial position, results of operations and cash flow may be negative.  Additionally, even if successfully implemented, these strategies may not be sufficient to offset the impact of on-going pricing pressures and additional reductions in customer demand in future periods.

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

Note 2 – Presentation of Condensed Consolidated Financial Statements

During interim periods, we follow the accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009 and apply appropriate interim financial reporting standards for a fair statement of our operating results and financial position in conformity with accounting principles generally accepted in the United States of America, as codified in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) (referred to herein as U.S. GAAP), as indicated below.  Users of financial information produced for interim periods in 2010 are encouraged to read this Quarterly Report on Form 10-Q in conjunction with our consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (SEC) in our 2009 Annual Report on Form 10-K.

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

We use a 4-4-5 convention for our fiscal quarters, which are thirteen week periods generally ending on the last Sunday of each calendar quarter.  We refer to these thirteen week fiscal periods as “quarters” throughout this report.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated statements of operations for the thirteen week periods ended March 28, 2010 and March 29, 2009, (ii) the condensed consolidated balance sheets at March 28, 2010 and December 27, 2009, (iii) the condensed consolidated statements of cash flows for the thirteen week periods ended March 28, 2010 and March 29, 2009, and (iv) the condensed consolidated statement of shareholders’ equity and comprehensive income (loss) for the thirteen week period ended March 28, 2010. The condensed consolidated balance sheet as of December 27, 2009 was derived from our 2009 audited financial statements, but does not include all disclosures required by U.S. GAAP.

Note 3 – Impairment of Long-Lived Assets

Due to the financial condition of our major customers and others in the automotive industry, we tested our long-lived assets for impairment during each quarter of 2009.  During the first quarter of 2010, we have been closely monitoring our long-lived assets for indicators of impairment in accordance with U.S. GAAP and did not identify any indicators of impairment that would trigger the need for an impairment test during the first quarter of 2010.

The long-lived asset impairment test performed during the first quarter of 2009 demonstrated that the estimated future undiscounted cash flows of our Fayetteville, Arkansas manufacturing facility would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility.  As a result, we recorded a pretax asset impairment charge against earnings totaling $8.9 million during the first quarter of 2009, reducing the $18.2 million carrying value of certain assets at this facility to their respective estimated fair values.  We have classified the inputs to the nonrecurring fair value measurement of these assets as being Level 2 within the fair value hierarchy in accordance with U.S. GAAP.  The estimated fair values of the long-lived assets at our Fayetteville, Arkansas manufacturing facility were based, in part, on the estimated fair values of comparable properties.

Additionally, our 50 percent-owned joint venture in Hungary (Suoftec) has also been affected by these same economic conditions.  As a result, management of the joint venture tested their long-lived assets for impairment during each quarter of 2009.  The long-lived asset impairment test performed during the fourth quarter of 2009 indicated that the estimated undiscounted future cash flows were not sufficient to cover the carrying value of the asset group, which resulted in an impairment of the long-lived assets of the group. We recorded our share of the impairment charge, or $14.4 million, in our equity in earnings (losses) from joint ventures in the fourth quarter of 2009.  During the first quarter of 2010, Suoftec’s management did not identify any additional indicators of impairment that would trigger an impairment test of Suoftec’s long-lived assets under U.S. GAAP.

In addition, we have been monitoring our investment in Suoftec for an other than temporary impairment (OTTI) on a quarterly basis.  During the second, third, and fourth quarters of 2009, there were certain indicators that suggested that there was an OTTI of this investment.    As a result, we used a discounted cash flow model to test Suoftec for an OTTI, which indicated that there was not an OTTI.  The cash flow model is sensitive to management’s projections and key assumptions related to the estimated future sales, margins, assumed operating efficiencies, and the weighted average cost of capital.  To the extent that the cash flow projections do not materialize, we may record an OTTI.  If the cash flow projections related to Suoftec do not materialize, we may record an OTTI on our investment.  As of the end of the first quarter of 2010, we did not identify any indicators of impairment that would suggest that there is an OTTI of our investment in Suoftec.

Note 4 – Stock-Based Compensation

Our 2008 Equity Incentive Plan authorizes us to issue incentive and non-qualified stock options, as well as stock appreciation rights, restricted stock and performance units to our non-employee directors, officers, employees and consultants totaling up to 3.5 million shares of common stock. No more than 100,000 shares may be used under such plan as “full value” awards, which include restricted stock and performance units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  At March 28, 2010, there were 2.8 million shares available for future grants under this plan. Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options granted under this plan require no less than a three year ratable vesting period.

During the first quarter of 2010, we granted options for a total of 120,000 shares, compared to 135,000 options granted during the first quarter of 2009.  The weighted average fair values at the grant dates for options issued during the first quarter of 2010 and 2009 were $3.90 per option and $2.91 per option, respectively. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for 2010 and 2009, respectively: (i) dividend yield on our common stock of 4.10 percent and 3.27 percent; (ii) expected stock price volatility of 36.8 percent and 37.0 percent; (iii) a risk-free interest rate of 3.04 percent and 2.50 percent; and (iv) an expected option term of 7.0 years and 6.9 years.  During the first quarters of 2010 and 2009, no options were exercised.

Stock-based compensation expense related to our stock option plans was allocated as follows:

(Dollars in thousands)	Thirteen Weeks Ended
	March 28, 2010	March 29, 2009

Cost of sales	$91	$88
Selling, general and administrative	497	486

Stock-based compensation expense before income taxes	588	574
Income taxes	-	-

Stock-based compensation expense after income taxes	$588	$574

As discussed in Note 9 – Income Taxes, we have provided valuation allowances on our U.S. deferred tax assets.  Consequently, the income tax benefit on our stock-based compensation expense in each of the first quarters of 2010 and 2009 was entirely offset by valuation allowances.  As of March 28, 2010, a total of $4.2 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.52 years.  There were no significant capitalized stock-based compensation costs at March 28, 2010 and December 27, 2009.

Note 5 - New Accounting Standards

During June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU 2009-17). ASU 2009-17 amended the consolidation guidance applicable to variable interest entities (VIE), and changed the approach for determining the primary beneficiary of a VIE. Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. This accounting guidance is effective for annual periods beginning after November 15, 2009 and was effective beginning in the first quarter of 2010.  The adoption of this standard had no impact on our operations or financial position.

During January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires new disclosures around transfers into and out of Levels 1 and 2 in the fair value hierarchy and separate disclosures about purchases, sales, issuances and settlements related to Level 3 measurements. ASU 2010-06 was effective in the first quarter of 2010, except for disclosures regarding purchases, sales, issuances and settlements in the rollforward of Level 3 activity. The adoption of this standard during the first quarter of 2010 had no impact on our results of operations or financial position.  The additional Level 3 disclosures will be effective for our first quarter of 2011 and we are currently evaluating the impact of these new disclosure requirements on our consolidated financial statements.

Note 6 – Business Segments

Our Chairman and Chief Executive Officer is the chief operating decision maker (CODM).  The CODM evaluates both consolidated and disaggregated financial information at each manufacturing facility in deciding how to allocate resources and assess performance.  Each manufacturing facility functions as a separate cost center, manufactures the same products, ships product to the same group of customers, utilizes the same cast manufacturing process and as a result, production can be transferred among our facilities.  Accordingly, we operate as a single integrated business and, as such, have only one operating segment - automotive wheels.   Net sales and net property, plant and equipment by geographic area are summarized below.

(Dollars in thousands)
	Thirteen Weeks Ended
Net sales:	March 28, 2010	March 29, 2009
U.S.	$46,456	$32,774
Mexico	103,740	48,774
Consolidated net sales	$150,196	$81,548

Property, plant and equipment, net:	March 28, 2010	December 27, 2009
U.S.	$46,725	$48,311
Mexico	133,448	131,810
Consolidated property, plant and equipment, net	$180,173	$180,121

Note 7 – Pre-Production Costs Related to Long-Term Supply Arrangements

We incur pre-production engineering and tooling costs related to the products produced for our customers under long-term supply arrangements.  Customer-owned tooling for which reimbursement is contractually guaranteed by the customer included in our other assets as of March 28, 2010 was $10.3 million, net of accumulated amortization of $17.5 million, and at December 27, 2009 was $11.8 million, which was net of $15.1 million of accumulated amortization.  Deferred tooling reimbursement revenues included as part of accrued expenses and other non-current liabilities were $6.4 million and $3.8 million, respectively, as of March 28, 2010 and $7.0 million and $4.8 million, respectively, as of December 27, 2009.  Tooling reimbursement revenues included in net sales in the condensed consolidated statements of operations totaled $2.4 million and $2.2 million for the first quarters of 2010 and 2009, respectively.

Note 8 – Income (Loss) Per Share

In accordance with U.S. GAAP, basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share includes the dilutive effect of outstanding stock options, calculated using the treasury stock method.

Of the 3.6 million stock options outstanding at March 28, 2010, 2.9 million shares had an exercise price greater than the weighted-average market price of the stock for the thirteen week period ended March 28, 2010 and were excluded from the calculations of diluted earnings per share for the period.

Of the 3.4 million stock options outstanding at March 29, 2009, 3.2 million shares had an exercise price greater than the weighted average market price of the stock for the thirteen week period ended March 29, 2009 and were excluded from the calculations of diluted earnings (loss) per share for the period.  In addition, options to purchase 0.2 million shares were excluded from the diluted loss per share calculation for the thirteen week period ended March 29, 2009 because they were anti-dilutive due to the net loss for that period.

Summarized below are the calculations of basic and diluted loss per share for the respective periods:
(Dollars and shares in thousands, except per share amounts)	Thirteen Weeks Ended
	March 28, 2010	March 29, 2009
Basic Income (Loss) per Share:
Reported net income (loss)	$8,899	$(56,501)

Basic income (loss) per share	$0.33	$(2.12)

Weighted average shares outstanding - Basic	26,668	26,668

Diluted Income (Loss) per Share:
Reported net income (loss)	$8,899	$(56,501)

Diluted income (loss) per share	$0.33	$(2.12)

Weighted average shares outstanding - Basic	26,668	26,668
Weighted average dilutive stock options	45	-
Weighted average shares outstanding - Diluted	26,713	26,668

Note 9 – Income Taxes

Income taxes are accounted for pursuant to U.S. GAAP which requires the use of the liability method and the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in the provision for income taxes in the period of enactment. U.S. income taxes on undistributed earnings of our international subsidiaries and our 50-percent owned joint venture have not been provided as such earnings are considered permanently reinvested. Tax credits are accounted for as a reduction of the provision for income taxes in the period in which the credits arise.

When determining whether a valuation allowance is required for our U.S. federal deferred tax assets, we consider all positive and negative evidence available at that time including the state of the automotive industry, historical operating results and current projections of future operating results. In the first quarter of 2009, due to our recent history of U.S. operating losses and the continued uncertainty facing the automotive industry, we determined that a full valuation allowance against our U.S. federal deferred tax assets was required.  We have continued to provide a full valuation allowance through the first quarter of 2010 and expect that such valuation allowance will be provided at least through the end of fiscal 2010.

We continued to evaluate all positive and negative evidence available at the time of filing this quarterly report.  At this time, we have concluded that a valuation allowance is still required due to the cumulative U.S. tax losses for the past several years, the lack of a recent history of U.S. taxable income and the continued uncertainty about further contraction in the automotive industry.  During 2010, we will release a portion of the valuation allowance to the extent that we generate income that can be offset by net operating loss carryforwards.

The income tax benefit (provision) on income before income taxes and equity earnings for the thirteen weeks ended March 28, 2010 was a benefit of $4.2 million, including the $10.3 million net impact of the reversal of a portion of our liability for unrecognized tax benefits described below.  The income tax benefit (provision) on income before income taxes and equity earnings for the thirteen weeks ended March 29, 2009 was a provision of $(26.5) million, including the $(25.3) million impact of a valuation allowance to reduce our beginning U.S. deferred tax assets.

During the first quarter of 2010, our effective tax rate differed from the federal statutory rate due to foreign income being taxed at rates other than the federal statutory rate, and due to the $10.3 million net impact of the reversal of a portion of our liability for unrecognized tax benefits.  During the first quarter of 2009, our effective tax rate differed from the federal statutory rate due to foreign income being taxed at rates other than the federal statutory rate and due to the $25.3 million impact of a valuation allowance recorded to reduce our beginning U.S. federal deferred tax assets.

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

As a result of the completion of certain examinations, we recognized $17.2 million of previously unrecognized tax benefits, which was offset by a reduction in deferred tax assets related to the unrecognized tax benefits in the amount of $6.9 million.  Within the next twelve month period ending March 27, 2011, we do not anticipate reversing any of the $29.1 million liability established for unrecognized tax benefits and related interest and penalties, as there are no expected expirations of statutes of limitations or terminations of examinations

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Hungary, Mexico, the Netherlands and the United States.  We are no longer under examination of any U.S. federal, state and local income tax returns for years before 2008.

On March 19, 2010, we received notification from Mexico’s Tax Administration Service (Servicio de Administracion Tributaria) that the examination of the 2003 tax year of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary, had been completed.  This subsidiary’s 2004 and 2007 tax years are currently under examination by Mexico’s Tax Administration Service.

Note 10 – Equity Losses from Joint Venture

Included below are summary statements of operations for Suoftec, our 50-percent owned joint venture in Hungary, which manufactures cast and forged aluminum wheels principally for the European automobile industry.  Being 50-percent owned and non-controlled, Suoftec is not consolidated, but accounted for using the equity method.

(Dollars in thousands)	Thirteen Weeks Ended
	March 28, 2010	March 29, 2009
Net sales	$20,597	$18,703
Cost of sales	22,257	20,488
Gross loss	(1,660)	(1,785)
Selling, general and administrative expenses	612	516
Loss from operations	(2,272)	(2,301)
Other income (expense), net	(539)	(128)
Loss before income taxes	(2,811)	(2,429)
Income tax (provision) benefit	122	481
Net loss	$(2,689)	$(1,948)

50-percent of Suoftec net loss	$(1,344)	$(974)
Intercompany profit elimination	(14)	32
Equity losses from joint venture	$(1,358)	$(942)

Note 11 – Short-Term Investments

Due to the tightened credit conditions and the turmoil in the automotive industry in 2008 and 2009, the financial institutions that we do business with have required that we maintain various deposits as a compensating balance in the event of our default on certain obligations.  In the third quarter of 2009, we purchased a total of $10.2 million in certificates of deposit that mature within the next twelve months that are used to secure our workers’ compensation obligations and our natural gas contracts in Mexico in lieu of collateralized letters of credit.  These certificates of deposit are classified as short-term investments on our condensed consolidated balance sheet as of March 28, 2010 and are restricted in use.  All of the aforementioned cash deposits were either not required or were not the most economical form to secure our obligations in previous periods.  It is our intention to eliminate any restricted cash deposits in the future when credit conditions return to normal and other forms of securitization become more economically feasible.

Note 12 – Accounts Receivable

(Dollars in thousands)
	March 28, 2010	December 27, 2009
Trade receivables	$96,740	$82,065
Receivable from joint venture	2,541	2,764
Unbilled tooling reimbursement receivables	2,496	2,767
Other receivables	2,235	1,881
	104,012	89,477
Allowance for doubtful accounts	(433)	(486)
Accounts receivable, net	$103,579	$88,991

Note 13 – Inventories

(Dollars in thousands)
	March 28, 2010	December 27, 2009
Raw materials	$9,567	$7,281
Work in process	23,236	19,230
Finished goods	21,964	21,101
Inventories, net	$54,767	$47,612

Note 14 – Property, Plant and Equipment
(Dollars in thousands)
	March 28, 2010	December 27, 2009
Land and buildings	$71,235	$69,589
Machinery and equipment	413,040	386,785
Leasehold improvements and others	8,459	8,379
Construction in progress	7,822	8,444
	500,556	473,197
Accumulated depreciation	(320,383)	(293,076)
Property, plant and equipment, net	$180,173	$180,121

Depreciation expense was $7.5 million for the thirteen weeks ended March 28, 2010, compared to $7.9 million for the comparable period ended March 29, 2009.  Impairment charges are recorded in the appropriate fixed assets cost categories in the table above as discussed in Note 3 – Impairment of Long-Lived Assets.

Note 15 – Retirement Plans

We have an unfunded supplemental executive retirement plan covering our directors, officers and other key members of management.  Subject to certain vesting requirements, the plan provides for a benefit based on the average of the final 36 months of base salary, that is payable on the employee's death or upon attaining age 65, if retired.  The benefit is paid weekly and continues for the retiree’s remaining life or for a minimum of ten years.

For the thirteen weeks ended March 28, 2010, payments to retirees or their beneficiaries totaled approximately $214,000.  We presently anticipate benefit payments in 2010 to total approximately $922,000.  The following table summarizes the components of net periodic pension cost for the first quarters of 2010 and 2009.

(Dollars in thousands)	Thirteen Weeks Ended
	March 28, 2010	March 29, 2009
Service cost	$146	$230
Interest cost	317	311
Net amortization	(1)	16
Net periodic pension cost	$462	$557

Note 16 – Commitments and Contingencies

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

Note 17 – Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, changing commodity prices for the materials used in the manufacture of our products and the development of new products.

The functional currencies of our foreign operations in Mexico and Hungary are the Mexican peso and the euro, respectively. We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional and legal currencies – the Mexican peso and the euro. The value of the Mexican peso increased by 4 percent in relation to the U.S. dollar in the first quarter of 2010.  The euro experienced a decrease of 7 percent versus the U.S. dollar in the first quarter of 2010.  Foreign currency transaction losses in the first quarter of 2010 totaled $0.5 million compared to a loss of $0.1 million in the comparable period a year ago.  All transaction gains and losses are included in other income (expense) in the condensed consolidated statement of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at March 28, 2010 of $56.4 million. Since our initial investment in our joint venture in Hungary in 1995, the fluctuations in functional currencies have resulted in a cumulative unrealized translation gain at March 28, 2010 of $5.1 million.  Translation gains and losses are included in other comprehensive income (loss) in the condensed consolidated statements of shareholders’ equity and comprehensive income (loss).

When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials in order to mitigate commodity price risk. Typically, any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, such normal purchase/normal sale (NPNS) commitments are not subject to the mark-to-market provisions of U.S. GAAP, unless there is a change in the facts or circumstances in regard to the probability of taking full delivery of the contracted quantities.

We currently have several purchase agreements for the delivery of natural gas through 2012.  Due to the closures of our manufacturing facility in Van Nuys, California in June 2009 and our manufacturing facility in Pittsburg, Kansas in December 2008, we no longer qualify for the NPNS exemption provided under U.S. GAAP for the remaining natural gas purchase commitments related to those facilities.  The natural gas purchase commitments covering these facilities were settled in the first quarter of 2010.  The cash paid to settle these contracts was not material.  In 2009, we concluded that the natural gas purchase commitments for our manufacturing facility in Arkansas and certain natural gas commitments for our facilities in Chihuahua, Mexico no longer qualified for the NPNS exemption since we could no longer assert that it was probable we would take full delivery of the contracted quantities in light of the continued decline of our industry.  These natural gas purchase commitments are classified as being with “no hedging designation” and, accordingly, we are required to record any gains and/or losses associated with the changes in the estimated fair values of these commitments in our current earnings.  The contract and fair values of these purchase commitments classified as “no hedging designation” at March 28, 2010 were $4.7 million and $2.3 million, respectively, which represents a gross liability of $2.4 million which was included in accrued expenses in our March 28, 2010 condensed consolidated balance sheet. The gains and losses on these commitments totaled a gain of $0.5 million in the first quarter of 2010 compared to a loss of $3.9 million for the first quarter of 2009 and were included in cost of sales of our condensed consolidated statement of operations for the first quarters of 2010 and 2009.

Based on the quarterly analysis of our estimated future production levels, certain natural gas purchase commitments with a contract value of $7.5 million and a fair value of $4.8 million for our manufacturing facilities in Mexico continue to qualify for the NPNS exemption provided under U.S. GAAP, since we can assert that it is probable we will take full delivery of the contracted quantities.  The contract and fair values of all natural gas purchase commitments were $12.2 million and $7.1 million, respectively, at March 28, 2010.  As of December 27, 2009, the aggregate contract and fair values of natural gas commitments were approximately $17.3 million and $12.4 million, respectively.  Percentage changes in the market prices of natural gas will impact the fair values by a similar percentage.

The recurring fair value measurement of the natural gas purchase commitments are based on quoted market prices using the market approach and the fair value is determined based on Level 1 inputs within the fair value hierarchy provided under U.S. GAAP.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a safe harbor for forward-looking statements made by us or on our behalf.  We may from time to time make written or oral statements that are “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act), including statements contained in this report and other filings with the SEC and other reports and public statements.  Those statements may include information concerning possible or assumed future results of operations of the Company as well as statements preceded by, followed by, or that include the words “may,” “believes,” “plans,” “expects,” “anticipates,” or the negation thereof, or similar expressions.  All statements that address future operating, financial or business performance; automotive industry conditions; strategies or expectations; efficiencies or overhead savings; anticipated costs or charges; future capitalization; adequacy of capital resources and anticipated financial impacts of recent or pending transactions are forward-looking statements within the meaning of the Reform Act.  These statements may, for example, express expectations or projections about future actions or results that we may anticipate but, due to developments beyond our control, do not materialize.  Actual results could differ materially because of issues and uncertainties such as those listed herein, which, among others, should be considered in evaluating our financial outlook.  The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in the automotive industry, including the financial distress of our OEM customers and changes in consumer preferences for end products, fluctuations in production schedules for vehicles for which we are a supplier, increased global competitive pressures, our dependence on major customers and third party suppliers and manufacturers, our ability to achieve cost savings from reductions in manufacturing capacity, our exposure to foreign currency fluctuations, increasing fuel prices and other factors or conditions described in Item 1A – Risk Factors in Part II of this Quarterly Report on Form 10-Q and in Item 1A – Risk Factors in Part I of our 2009 Annual Report on Form 10-K.  We assume no obligation to update publicly any forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto.

Executive Overview

Overall North American production of passenger cars and light trucks in the first quarter of 2010 was reported by industry publications as being up by approximately 72 percent versus the comparable period a year ago, with production of passenger cars increasing 73 percent and production of light trucks and SUVs increasing 71 percent.  While production levels of the U.S. automotive industry are markedly better than the first quarter of 2009, which was severely impacted by the deterioration of the U.S. financial markets and overall recessionary economic conditions in the U.S, they are still well below what would be considered normal production levels.

Consolidated revenues in the first quarter of 2010 increased $68.7 million, or 84 percent, to $150.2 million from $81.5 million in the comparable period a year ago.  Wheel sales increased $68.5 million, or 86 percent, to $147.8 million from $79.3 million in the first quarter a year ago, as our wheel shipments increased 69 percent to 2.4 million from 1.4 million a year ago.  Gross profit in the current quarter was $12.6 million, or 8 percent of net sales, compared to a loss of $(14.5) million, or (18) percent of net sales, in the comparable period a year ago.  The net income for the first quarter of 2010 was $8.9 million, or $0.33 per diluted share, compared to a net loss in 2009 of $(56.5) million, or $(2.12) per diluted share, which included a charge against income tax expense of $25.3 million for a valuation allowance recorded against our U.S. deferred tax asset.

We are continuing to implement and monitor action plans to improve our operational performance and mitigate the impact of the changes in U.S. auto industry production and the continuing pricing environment in which we now operate on our operating results and financial condition.  While we continue to reduce costs through process automation and identification of industry best practices, the pace of changes in auto production and global pricing pressures may continue at a rate faster than our progress on achieving cost reductions for an indefinite period of time.  This is due to the inherently time-consuming nature of developing and implementing these cost reduction programs.  In addition, although we have a portion of our natural gas requirements covered by fixed-price contracts expiring through 2012, costs may increase to a level that cannot be immediately recouped in selling prices.  The impact of these factors on our future operating results and financial condition and cash flows may be negative to an extent that cannot be predicted, and we may not be able to implement sufficient cost-saving strategies to mitigate any future impact.

Results of Operations

(Dollars in thousands, except per share amounts)
	Thirteen Weeks Ended
Selected data	March 28, 2010	March 29, 2009
Net sales	$150,196	$81,548
Gross profit (loss)	$12,628	$(14,513)
Percentage of net sales	8.4%	-17.8%
Income (loss) from operations	$6,402	$(28,198)
Percentage of net sales	4.3%	-34.6%
Net income (loss)	$8,899	$(56,501)
Percentage of net sales	5.9%	-69.3%
Diluted income (loss) per share	$0.33	$(2.12)

Net Sales

Consolidated revenues in the first quarter of 2010 increased $68.7 million, or 84 percent, to $150.2 million from $81.5 million in the comparable period a year ago.  Wheel sales increased $68.5 million, or 86 percent, to $147.8 million from $79.3 million in the first quarter a year ago, as our wheel shipments increased by 69 percent.  The average selling price of our wheels increased approximately 10 percent in the current quarter due to a 5 percent increase in the pass-through price of aluminum and a 5 percent increase due to the change in sales mix.  Tooling reimbursement revenues totaled $2.4 million in the first quarter of 2010 and $2.2 million in the first quarter of 2009.

U.S. Operations
Consolidated revenues of our U.S. wheel plants increased $13.7 million, or 42 percent, to $46.5 million in 2010 from $32.8 million in the comparable period a year ago.   The increase in revenues in 2010 is primarily attributable to a 37 percent increase in unit shipments and a 3 percent increase in the average selling price due principally to the increase in the pass-through price of aluminum.   The increases in 2010 unit shipments and revenues compared to the comparable period a year ago are attributable to the increased consumer demand for automobiles and light trucks that began in late 2009.

Mexico Operations
Net sales by our Mexican wheel plants increased $55.0 million, or 113 percent, to $103.7 million in 2010 from $48.7 million in the comparable period a year ago.  The 113 percent increase in net sales in 2010 compared to 2009 is primarily attributable to an 89 percent increase in unit shipments and a 12 percent increase in the average selling price due to the increase in the aluminum pass through price.  In addition, changes in foreign exchange rates positively impacted net sales in 2010 by approximately 12 percent when comparing 2010 revenues to 2009.

Customer Considerations
As reported by industry publications, North American production of passenger cars and light trucks in the first quarter was up approximately 72 percent compared to the same quarter in the previous year, while our wheel shipments increased 69 percent for the comparable period.  The increase in North American production included an increase of 73 percent for passenger cars and a 71 percent increase in light trucks. During the comparable period, our shipments of passenger car wheels increased by 75 percent and light truck wheel shipments increased by 65 percent.

Wheel shipments in the first quarter of 2010 to GM were 34 percent of total shipments compared to 38 percent a year ago, and wheel shipments to Chrysler were 15 percent of total shipments compared to 17 percent in 2009.  Wheel shipments to Ford remained unchanged at 30 percent of total shipments for both periods.  Wheel shipments to our international customers in the first quarter of 2010 were 20 percent of total shipments compared to 15 percent a year ago.

Our shipments to GM increased 48 percent in the first quarter of 2010 compared to the comparable period a year ago, as shipments of light truck wheels to GM increased 58 percent and passenger car wheel shipments to GM increased 18 percent.  The major unit shipment increases to GM were for the GMT800/900 platform, Cadillac SRX and GMC Acadia.  The larger decreases in wheel shipments to GM were for the Pontiac G6 and the Chevy Traverse.

Shipments to Chrysler increased 55 percent in the first quarter of 2010 compared to the comparable period a year ago, as shipments of light truck wheels to Chrysler increased 55 percent and shipments of passenger car wheels to Chrysler increased 54 percent.  The major increases in unit shipments were for the Dodge Journey, Magnum and Charger.  The larger decreases in wheel shipments to Chrysler were for the Jeep Liberty and the Dodge Dakota.

Shipments to Ford increased 71 percent in the first quarter of 2010 compared to the comparable period a year ago, as shipments of passenger car wheels to Ford increased 145 percent and light truck wheel shipments to Ford increased 41 percent.  The major increases in unit shipments were for F Series trucks, Fusion and Focus.

Shipments to international customers increased 133 percent in the first quarter of 2010 compared to a year ago, as shipments of passenger car wheels increased 81 percent to international customers and shipments of light truck wheels to international customers increased 271 percent.  The principal unit shipment increases to international customers in the current period compared to a year ago were for the Nissan Sentra, the Toyota Sienna and the Subaru-Isuzu Legacy/Outback.

Gross Profit (Loss)

Consolidated gross profit for the first quarter of 2010 increased $27.1 million to $12.6 million, or 8 percent of net sales, from a loss of $(14.5) million, or (18) percent of net sales, for the comparable period a year ago.   Costs associated with plant closures and other workforce reduction costs included in gross profit during the current quarter totaled $1.9 million, compared to $7.1 million for the comparable period a year ago.  Plant closure costs for the first quarter of 2010, including related workers’ compensation and medical claims expenses, were $1.4 million.  The impact of natural gas prices on our contracts that are being marked to market and the settlement of certain natural gas contracts in the first quarter of 2010 reduced our gross profit by $0.5 million.  For the first quarter of 2009, plant closure costs, including related workers’ compensation and medical claims expenses, were $3.0 million.  During the first quarter of 2009, it was also determined that, due to the significant decrease in customer requirements, we could no longer assert that it was probable that we would take full delivery of our U.S. contracted forward gas contracts.  Accordingly, at that time we were required to mark those contracts to market value and record a loss of $4.1 million during the quarter on these future commitments.

As indicated above, unit shipments in the first quarter of 2010 increased 69 percent compared to the comparable period a year ago, while wheel production increased 84 percent compared to the comparable period a year ago.  These increases in both unit shipments and wheels produced along with the steps taken beginning in the third quarter of 2008 to manage our costs and rationalize our production capacity in line with the changes announced by our major customers contributed to the increased gross profit in the current quarter

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2010 increased $1.4 million to $6.2 million, or 4.1 percent of net sales, from $4.8 million, or 5.9 percent of net sales, in the comparable period in 2009.  This was primarily due to the non-recurrence of a $0.9 million reduction in bad debt reserves that occurred in the first quarter of 2009 and a $0.3 million increase in expenses related to the implementation of our new enterprise resource planning system which was installed at the beginning of the second quarter of 2010.

Impairment of Long-Lived Assets

Due to the financial condition of our major customers and others in the automotive industry, we tested our long-lived assets for impairment during each quarter of 2009.  During the first quarter of 2010, we have been closely monitoring our long-lived assets for indicators of impairment in accordance with U.S. GAAP and did not identify any indicators of impairment that would trigger the need for an impairment test during the first quarter of 2010.

The long-lived asset impairment test performed during the first quarter of 2009 demonstrated that the estimated future undiscounted cash flows of our Fayetteville, Arkansas manufacturing facility would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility.  As a result, we recorded a pretax asset impairment charge against earnings totaling $8.9 million during the first quarter of 2009, reducing the $18.2 million carrying value of certain assets at this facility to their respective estimated fair values.  We have classified the inputs to the nonrecurring fair value measurement of these assets as being Level 2 within the fair value hierarchy in accordance with U.S. GAAP.  The estimated fair values of the long-lived assets at our Fayetteville, Arkansas manufacturing facility were based, in part, on the estimated fair values of comparable properties.

Income (Loss) from Operations

Aluminum, natural gas and other direct material costs are a significant component of the direct costs to manufacture wheels.  These costs are substantially the same for all of our plants since the same suppliers service both our U.S. and Mexico operations. In addition, our operations in the U.S. and Mexico sell to the same customers, utilize the same marketing and engineering resources, have the same material inputs, have interchangeable manufacturing processes and provide the same basic end product.  However, profitability between our U.S. and Mexico operations can vary as a result of differing labor and benefit costs, the mix of wheels manufactured and sold by each plant, as well as differing plant utilization levels resulting from our internal allocation of wheel programs to our plants.

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

Consolidated income (loss) from operations increased $34.6 million to income of $6.4 million in 2010 from the loss of $(28.2) million in 2009.  Income from operations of our U.S. operations increased $27.5 million, while income from our Mexican operations increased only $5.2 million when comparing 2010 to 2009.  Corporate costs incurred during the first quarter of 2010 were $1.9 million lower than the first quarter of 2009.   Included below are the major items that impacted income (loss) from operations for our U.S. and Mexico operations during 2010.

U.S. Operations
As noted above, income (loss) from operations for our U.S. operations increased by $27.5 million from 2009 to 2010.  Our U.S. operations during the first quarter of 2010 consisted of two wheel plants for the entire quarter, whereas the first quarter of 2009 also included our California facility for the entire quarter.  The $8.9 million impairment charge included in the first quarter of 2009 related to the long-lived assets of our Fayetteville, Arkansas facility, and the plant closure costs and workforce reductions at our other U.S. facilities improved our U.S. income (loss) from operations by $4.5 million from 2009 to 2010.  The remaining increase in income (loss) from operations from 2009 to 2010 for our U.S. operations was attributable primarily to a 37 percent increase in unit shipments due to the increased consumer demand for passenger cars and light trucks and to an increase in plant utilization in 2010.

Mexico Operations
Income from operations for our Mexico operations increased by $5.2 million in 2010.  Mexico operations during 2010 and 2009 consisted of three fully operational wheel plants.  The increase in income from operations of our Mexico operations was due primarily to an 89 percent increase in unit shipments and an increase in plant utilization in 2010.

U.S. versus Mexico Production
During the first quarter of 2010, wheels produced by our Mexico and U.S. operations accounted for 65 percent and 35 percent, respectively, of our total production. We anticipate that the percentage of production in Mexico will remain between 65 percent and 70 percent of our total production in 2010.

Income Tax Benefit (Provision)

The income tax benefit (provision) on income before income taxes and equity earnings for the thirteen weeks ended March 28, 2010 was a benefit of $4.2 million, including the $10.3 million net impact of the reversal of a portion of our liability for unrecognized tax benefits described below.  The income tax benefit (provision) on income before income taxes and equity earnings for the thirteen weeks ended March 29, 2009 was a provision of $(26.5) million, including the $(25.3) million impact of a valuation allowance to reduce our beginning U.S. deferred tax assets.
	Thirteen Weeks Ended
Tax Rate Reconciliation	March 28, 2010		March 29, 2009
Statutory rate - (provision) benefit	(35.0	) %	35.0%
State tax (provision) benefit, net of federal income tax (1)	(7.7)		6.4
Permanent differences (2)	(4.1)		(6.0)
Tax credits	0.2		0.1
Foreign income taxed at rates other than the statutory rate (3)	(70.9)		(6.4)
Valuation allowance (4)	47.5		(119.1)
Changes in tax liabilities, net (5)	169.9		(2.9)
Other (6)	(31.5)		2.0
Effective income tax rate	68.4%		(90.9	) %

1)
Actual state tax benefit and (provision), net of federal income tax benefit during the first quarters of 2010 and 2009, were a provision of $(0.5) million and a benefit of $1.9 million, respectively.  The reason for difference in state tax benefit (provision) between 2010 and 2009 is the result of generating net state taxable income in 2010 and generating a net state taxable loss in 2009.

2)
Actual permanent differences impacting the income tax provisions in the first quarters of 2010 and 2009 were $(0.2) million and $(1.8) million, respectively.  There was no material change in permanent differences during each of the periods presented.

3)
The impact of foreign income taxed at rates other than the statutory rate on our reported tax provisions was $(4.3) million in the first quarter of 2010 and $(1.9) million in the comparable period in 2009.  During these comparable periods, our income (loss) before income taxes and equity earnings was income of $6.1 million in 2010 and a loss of ($29.1) million in 2009.  During these two periods, we were subject to the Mexican Flat Tax, which is based on modified gross receipts, rather than on taxable income or loss.  Accordingly, the Mexican Flat Tax in 2009 resulted in a provision for income taxes in spite of a world wide loss.  During 2010, the provision for the Flat Tax represented a significant percentage of income before income taxes and equity earnings.

4)
Actual changes in our valuation allowance impacting our income tax benefit (provision) during the first quarters of 2010 and 2009 were a benefit of $2.9 million and a provision of $(34.7) million (including $(25.3) million related to our 2009 beginning deferred tax assets), respectively.    During the first quarter of 2010, we generated U.S. taxable income, which allowed us to use some of our prior net operating losses, thus releasing a portion of the total valuation allowance.  The significant increase in the valuation allowance in the comparable period in 2009 related to the establishment of a valuation allowance against our beginning deferred tax assets.

5)
Actual changes in tax liabilities impacting our income tax provision during the first quarter of 2010 and 2009 was a net benefit of $10.3 million and a provision of $(0.9) million, respectively.  During the first quarter of 2010, we recognized $17.2 million of previously unrecognized tax benefits, which was reflected as a credit against income tax expense during the quarter.  The $17.2 million was offset by a reduction in deferred tax assets related to the unrecognized tax benefits in the amount of $6.9 million, for a net benefit of $10.3 million.  The provision for the first quarter of 2009 related to accrued interest and penalties on the tax liabilities established for uncertain tax positions.

6)
Actual changes related to examination adjustments that were finalized in the current year that relate to previous periods impacting our income tax benefit (provision) during 2010 was $(1.1) million.  The increase in 2010 relates to the completion of our 2003 Mexican Tax examination, which resulted in having to pay additional taxes for that year.  Actual changes relating to prior year deferred items impacting our income tax benefit (provision) during 2010 and 2009 were a provision of $(0.8) million and a benefit of $0.6 million, respectively.

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

As a result of the completion of certain examinations, we recognized $17.2 million of previously unrecognized tax benefits which was offset by a reduction in deferred tax assets related to the unrecognized tax benefits in the amount of $6.9 million.  Within the next twelve month period ending March 27, 2011, we do not anticipate recognizing any of the $29.1 million liability established for unrecognized tax benefits and related interest and penalties, as there are no expected expirations of statutes of limitations or terminations of examinations

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Hungary, Mexico, the Netherlands and the United States.  We are no longer under examination of any U.S. federal, state and local income tax returns for years before 2008.

On March 19, 2010, we received notification from Mexico’s Tax Administration Service (Servicio de Administracion Tributaria) that the examination of the 2003 tax year of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary, had been completed.  This subsidiary’s 2004 and 2007 tax years are currently under examination by Mexico’s Tax Administration Service.

Equity Losses from Joint Venture

Our 50 percent-owned joint venture in Hungary, Suoftec, has also been affected by these same economic conditions.  As a result, management of the joint venture tested their long-lived assets for impairment during each quarter of 2009.  The long-lived asset impairment test performed during the fourth quarter of 2009 indicated that the estimated undiscounted future cash flows were not sufficient to cover the carrying value of the asset group, which resulted in an impairment of the long-lived assets of the group. We recorded our share of the impairment charge, or $14.4 million, in our equity in earnings (losses) from joint ventures in the fourth quarter of 2009.  During the first quarter of 2010, Suoftec’s management did not identify any additional indicators of impairment that would trigger an impairment test of Suoftec’s long-lived assets under U.S. GAAP.

In addition, we have been monitoring our investment in Suoftec for OTTI on a quarterly basis.  During the second, third, and fourth quarters of 2009, there were certain indicators that suggested that there was an OTTI of this investment.    As a result, we used a discounted cash flow model to test Suoftec for an OTTI, which indicated that there was not an OTTI.  The cash flow model is sensitive to management’s projections and key assumptions related to the estimated future sales, margins, assumed operating efficiencies, and the weighted average cost of capital.  To the extent that the cash flow projections do not materialize, we may record an OTTI.  If the cash flow projections related to Suoftec do not materialize, we may record an OTTI on our investment.  As of the end of the first quarter of 2010, we did not identify any indicators of impairment that would suggest that there is an OTTI of our investment in Suoftec.

Our share of Suoftec’s net loss in the first quarter of 2010 was $(1.4) million compared to a loss of $(1.0) million for the comparable period in 2009.  Including adjustments for the elimination of intercompany profits in inventory, our adjusted equity earnings of this joint venture was a loss of $(1.4) million in the first quarter of 2010 and a loss of $(1.0) million in the first quarter of 2009.

Net sales increased $1.9 million, or 10 percent, to $20.6 million in the first quarter of 2010 compared to $18.7 million for the comparable period last year.  The increase in net sales was due to a 5 percent increase in units shipped, along with a 5 percent increase in the average selling price in U.S. dollars.  However, the average selling price in euros, the functional currency of the joint venture, declined 1 percent and the U.S. dollar/euro exchange rate increased 6 percent.

Gross profit (loss) in the first quarter improved to a loss of $(1.7) million, or (8) percent of net sales, compared to a loss of $(1.8) million, or (10) percent of net sales, for the comparable quarter of last year.  Gross profit was impacted favorably in the current quarter by lower depreciation expense, as a result of the impairment charge recorded in the fourth quarter of 2009 against Suoftec’s long-lived assets, and a 14 percent increase in production.  Items decreasing gross profit in the current period were a higher than normal amounts of rework necessary to correct quality issues, maintenance and repairs of equipment and operating supplies.

Selling, general and administrative expenses this quarter increased to $0.6 million from $0.5 million in the same quarter last year.  The $0.1 million increase in selling, general and administrative expenses was due principally to higher sales commissions.

The resulting loss from operations in the first quarter of 2010 was $(2.3) million, the same as in the first quarter of 2009.  Other income (expense) in the first quarter of 2010 declined to a loss of $(0.5) million from $(0.1) million a year ago, due principally to a decrease in interest income of $(0.2) million and an increase in foreign exchange losses of $(0.2) million.

Including a reduction in income tax benefits of $(0.4) million in the current quarter, Suoftec’s net loss in the first quarter of 2010 was $(2.7) million compared to a loss of $(1.9) million in the same quarter last year.

Net Income (Loss)

Net income in the first quarter of 2010 was $8.9 million compared to net loss of $(56.5) million in the first quarter of 2009.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity include cash, cash equivalents, short-term investments, net cash provided by operating activities and other external sources of funds.  Working capital and our current ratio were $257.6 million and 4.5:1, respectively, at March 28, 2010, versus $241.4 million and 4.6:1 at December 27, 2009.  We have no bank or other interest-bearing debt.  As of March 28, 2010, our cash, cash equivalents and short-term investments totaled $137.3 million, which included $10.2 million in restricted cash deposits, compared to $140.5 million at December 27, 2009 and $162.9 million at March 29, 2009.

The decrease in cash, cash equivalents and short-term investments since March 29, 2009 was due principally to an increase in  accounts receivable and inventories, due to the increased sales and production activities during the first quarter of 2010 compared to the depressed levels experienced in the comparable period a year ago.  For the foreseeable future, we expect all working capital requirements, funds required for investing activities and cash dividend payments to be funded from internally generated funds or existing cash, cash equivalents and short-term investments.

Net cash provided (used) by operating activities decreased $24.6 million to a use of cash totaling $(1.9) million for the thirteen weeks ended March 28, 2010, compared to net cash provided by operating activities of $22.7 million provided during the comparable period a year ago.  The change in net income plus the changes in non-cash items positively affected net cash used by operating activities by $38.0 million.  This increase was offset by the net increase in working capital and other operating assets and liabilities, totaling $(62.3) million.  As indicated above, the increase in accounts receivable and inventories accounted for $(34.8) million and $(17.7) million, respectively, of the working capital change.  Other major changes were a $(18.6) million decrease in the liability for uncertain tax benefits, which was partially offset by an increase in current taxes payable of $9.7 million.

Our principal investing activity during the thirteen weeks ended March 28, 2010 was funding $1.1 million of capital expenditures.  Similar investing activities during the comparable period a year ago included funding $2.4 million of capital expenditures.  The capital expenditures in both periods were for ongoing improvements to our existing facilities, none of which were individually significant.

Financing activities during the thirteen weeks ended March 28, 2010 and March 29, 2010 consisted of the payments of cash dividends on our common stock totaling $4.3 million in both periods.

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

New Accounting Standards

During June 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU 2009-17). ASU 2009-17 amended the consolidation guidance applicable to variable interest entities (VIE), and changed the approach for determining the primary beneficiary of a VIE. Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. This accounting guidance is effective for annual periods beginning after November 15, 2009 and was effective beginning in the first quarter of 2010.  The adoption of this standard had no impact on our operations or financial position.

During January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires new disclosures around transfers into and out of Levels 1 and 2 in the fair value hierarchy and separate disclosures about purchases, sales, issuances and settlements related to Level 3 measurements. ASU 2010-06 was effective in the first quarter of 2010, except for disclosures regarding purchases, sales, issuances and settlements in the rollforward of Level 3 activity. The adoption of this standard during the first quarter of 2010 had no impact on our results of operations or financial position.  The additional Level 3 disclosures will be effective for our first quarter of 2011 and we are currently evaluating the impact of these new disclosure requirements on our consolidated financial statements.

Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, changing commodity prices for the materials used in the manufacture of our products and the development of new products.

The functional currencies of our foreign operations in Mexico and Hungary are the Mexican peso and the euro, respectively. We have foreign operations in Mexico and Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional and legal currencies – the Mexican peso andthe euro. The value of the Mexican peso increased by 4 percent in relation to the U.S. dollar in the first quarter of 2010.  The euro experienced a decrease of 7 percent versus the U.S. dollar in the first quarter of 2010.  Foreign currency transaction losses in the first quarter of 2010 totaled $0.5 million compared to a loss of $0.1 million in the comparable period a year ago.  All transaction gains and losses are included in other income (expense) in the condensed consolidated statement of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at March 28, 2010 of $56.4 million. Since our initial investment in our joint venture in Hungary in 1995, the fluctuations in functional currencies have resulted in a cumulative unrealized translation gain at March 28, 2010 of $5.1 million.  Translation gains and losses are included in other comprehensive income (loss) in the condensed consolidated statements of shareholders’ equity and comprehensive income (loss).

When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials in order to mitigate commodity price risk. Typically, any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, such normal purchase/normal sale (NPNS) commitments are not subject to the mark-to-market provisions of U.S. GAAP, unless there is a change in the facts or circumstances in regard to the probability of taking full delivery of the contracted quantities.

We currently have several purchase agreements for the delivery of natural gas through 2012.  Due to the closures of our manufacturing facility in Van Nuys, California in June 2009 and our manufacturing facility in Pittsburg, Kansas in December 2008, we no longer qualify for the NPNS exemption provided under U.S. GAAP for the remaining natural gas purchase commitments related to those facilities.  The natural gas purchase commitments covering these facilities were settled in the first quarter of 2010.  The cash paid to settle these contracts was not material.  In 2009, we concluded that the natural gas purchase commitments for our manufacturing facility in Arkansas and certain natural gas commitments for our facilities in Chihuahua, Mexico no longer qualified for the NPNS exemption since we could no longer assert that it was probable we would take full delivery of the contracted quantities in light of the continued decline of our industry.  These natural gas purchase commitments are classified as being with “no hedging designation” and, accordingly, we are required to record any gains and/or losses associated with the changes in the estimated fair values of these commitments in our current earnings.  The contract and fair values of these purchase commitments classified as “no hedging designation” at March 28, 2010 were $4.7 million and $2.3 million, respectively, which represents a gross liability of $2.4 million which was included in accrued expenses in our March 28, 2010 condensed consolidated balance sheet. The gains and losses on these commitments totaled a gain of $0.5 million in the first quarter of 2010 compared to a loss of $3.9 million for the first quarter of 2009 and were included in cost of sales of our condensed consolidated statement of operations for the first quarters of 2010 and 2009.

Based on the quarterly analysis of our estimated future production levels, certain natural gas purchase commitments with a contract value of $7.5 million and a fair value of $4.8 million for our manufacturing facilities in Mexico continue to qualify for the NPNS exemption provided under U.S. GAAP, since we can assert that it is probable we will take full delivery of the contracted quantities.  The contract and fair values of all natural gas purchase commitments were $12.2 million and $7.1 million, respectively, at March 28, 2010.  As of December 27, 2009, the aggregate contract and fair values of natural gas commitments were approximately $17.3 million and $12.4 million, respectively.  Percentage changes in the market prices of natural gas will impact the fair values by a similar percentage.

The recurring fair value measurement of the natural gas purchase commitments are based on quoted market prices using the market approach and the fair value is determined based on Level 1 inputs within the fair value hierarchy provided under U.S. GAAP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our 2009 Annual Report on Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management” in this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 28, 2010.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 28, 2010, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 28, 2010.

During the quarter ended March 28, 2010, we continued preparation for the implementation of a new enterprise resource planning (ERP) system.  This implementation was completed and the system went “live” on March 29, 2010.  An ERP system is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable, inventory management and accounting. This implementation was subject to various testing and review procedures prior to execution.  In connection with this ERP system implementation, we will update our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We do not believe that this ERP system implementation will have an adverse impact on our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding reportable legal proceedings is contained in Item 3 - Legal Proceedings in Part I of our 2009 Annual Report on Form 10-K and in Note 16 – Commitments and Contingencies of this Quarterly Report on Form 10-Q.  During the current quarter, there were no material developments that require us to amend or update descriptions of legal proceedings previously reported in our 2009 Annual Report on Form 10-K.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A – Risk Factors in Part I of our 2009 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.  There have been no material changes from the risk factors described in our 2009 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales or repurchases of our common stock during the first quarter of 2010.

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC. (Registrant)

Date: May 7, 2010	/s/ Steven J. Borick

Steven J. Borick Chairman, Chief Executive Officer and President

Date: May 7, 2010	/s/ Emil J. Fanelli

Emil J. Fanelli Chief Accounting Officer and acting Chief Financial Officer