Form 10-K/A
period 2009-12-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2010-06-25
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2

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
Large accelerated filer  [  ]                                                       Accelerated filer  [X]                                           Non-accelerated filer  [  ]Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]

The aggregate market value of the registrant’s no par value common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $376,292,000, based on a closing price of $14.11.  On March 5, 2010, there were 26,668,440 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2010 Annual Proxy Statement are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This Amendment No. 2 amends Superior Industries International, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 27, 2009, which was filed with the Securities and Exchange Commission on March 12, 2010 (the “Original Filing”).  The Company is filing this Amendment No. 2 for the sole purpose of including in Part IV, Item 15 – Exhibits and Financial Statement Schedules, the financial statements of Suoftec Light Metal Products and Distribution Ltd. (Suoftec).  This is necessary because the Company’s equity investment in Suoftec met certain “significance” tests under Rule 3-09 of Regulation S-X during the year ended December 27, 2009.

Except as described above, this Amendment No. 2 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that may have occurred subsequent to March 12, 2010.

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

14	Code of Business Conduct and Ethics (posted on the Registrant’s Internet Website pursuant to Regulation S-K, item 406 (c)(2))

16	Letter from PricewaterhouseCoopers LLP (Incorporated by reference to Exhibit 16.1 to Registrant's Form 8-K filed on May 12, 2009)

21	List of Subsidiaries of the Company (filed with our Annual Report on March 12, 2010)

23.1	Consent of Deloitte and Touche LLP, our Independent Registered Public Accounting Firm (filed with our Annual Report on March 12, 2010)

23.2	Consent of PricewaterhouseCoopers LLP, our former Independent Registered Public Accounting Firm (filed with our Annual Report on March 12, 2010)

23.3	Consent of Deloitte Auditing and Consulting Ltd., Independent Auditors of Suoftec Light Metal Products and Distribution Ltd. (filed herewith)

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Chief Accounting Officer and acting Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)

32
Certification of Steven J. Borick, Chairman, Chief Executive Officer and President, and Emil J. Fanelli, Chief Accounting Officer and acting Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1           Annual Report of Suoftec Light Metal Products and Distribution Ltd. (filed herewith)

* Indicates management contract or compensatory plan or arrangement.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT OF FORM 10-K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

By	/s/ Steven J. Borick	June 25, 2010
Steven J. Borick
Chairman, Chief Executive Officer and President