Form 10-Q
period 2010-06-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2010-08-16
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2010

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

Number of shares of no par value common stock outstanding as of August 6, 2010: 26,708,440.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

NET SALES	$194,562	$80,886	$344,758	$162,434
Cost of sales	166,670	92,942	304,238	189,003

GROSS PROFIT (LOSS)	27,892	(12,056)	40,520	(26,569)

Selling, general and administrative expenses	7,323	5,838	13,549	10,613
Impairment of long-lived assets	-	2,894	-	11,804

INCOME (LOSS) FROM OPERATIONS	20,569	(20,788)	26,971	(48,986)

Loss on sale of joint venture	(4,110)	-	(4,110)	-
Interest income, net	281	359	681	759
Other expense, net	(488)	(1,153)	(1,206)	(2,454)

INCOME (LOSS) BEFORE INCOME
TAXES AND EQUITY EARNINGS	16,252	(21,582)	22,336	(50,681)

Income tax benefit (provision)	(4,674)	2,817	(501)	(23,643)
Equity in losses from joint venture	(1,489)	(2,204)	(2,847)	(3,146)

NET INCOME (LOSS)	$10,089	$(20,969)	$18,988	$(77,470)

INCOME (LOSS) PER SHARE - BASIC	$0.38	$(0.79)	$0.71	$(2.90)

INCOME (LOSS) PER SHARE - DILUTED	$0.38	$(0.79)	$0.71	$(2.90)

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16	$0.32	$0.32

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share amounts)
(Unaudited)

	June 27, 2010	December 27, 2009
ASSETS
Current assets:
Cash and cash equivalents	$133,150	$ 134,315
Short term investments	10,219	6,152
Accounts receivable, net	135,719	88,991
Inventories, net	53,856	47,612
Income taxes receivable	-	8,930
Deferred income taxes	1,821	777
Assets held for sale	6,757	6,771
Other current assets	9,243	14,584
Total current assets	350,765	308,132

Property, plant and equipment, net	171,986	180,121
Investment in joint venture	-	23,602
Non-current deferred income taxes	18,324	7,781
Other assets	19,958	22,217

Total assets	$561,033	$ 541,853

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,401	$ 24,574
Accrued expenses	43,623	42,202
Income taxes payable	76	-
Total current liabilities	76,100	66,776

Non-current deferred income taxes	46,437	22,385
Non-current tax liabilities	29,372	46,634
Other non-current liabilities	29,144	32,786
Commitments and contingencies (Note 16)	-	-
Shareholders' equity:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued - none	-	-
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 26,708,440 shares
(26,668,440 shares at December 27, 2009)	57,902	56,854
Accumulated other comprehensive loss	(61,369)	(56,576)
Retained earnings	383,447	372,994
Total shareholders' equity	379,980	373,272

Total liabilities and shareholders' equity	$561,033	$ 541,853

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
	Twenty-Six Weeks Ended
	June 27, 2010	June 28, 2009

NET CASH PROVIDED BY OPERATING ACTIVITIES	$4,945	$36,642

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of joint venture investment	4,945	-
Additions to property, plant and equipment	(2,779)	(5,746)
Proceeds from sales of fixed assets	259	51

NET CASH USED IN INVESTING ACTIVITIES	2,425	(5,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(8,535)	(8,533)

NET CASH USED IN FINANCING ACTIVITIES	(8,535)	(8,533)

Net increase (decrease) in cash and cash equivalents	(1,165)	22,414

Cash and cash equivalents at the beginning of the period	134,315	146,871

Cash and cash equivalents at the end of the period	$133,150	$169,285

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)
			Accumulated
	Common Stock		Other
	Number of		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total

BALANCE AT
DECEMBER 27, 2009	26,668,440	$56,854	$(56,576)	$372,994	$373,272

Comprehensive income (loss):

Net income	-	-	-	18,988	18,988
Other comprehensive income, net of tax:
Foreign currency translation loss	-	-	(78)	-	(78)
Sale of investment in joint venture	-	-	(4,715)	-	(4,715)
Total comprehensive income					14,195

Issuance of restricted shares	40,000	-	-	-	-

Stock-based compensation expense	-	1,238	-	-	1,238

Tax impact of expired stock options	-	(190)	-	-	(190)

Cash dividends declared ($0.32 per share)	-	-	-	(8,535)	(8,535)
BALANCE AT
JUNE 27, 2010	26,708,440	$57,902	$(61,369)	$383,447	$379,980

Comprehensive loss, net of tax was $(68,169) for the twenty-six weeks ended June 28, 2009, which included: net loss of $(77,470), foreign currency translation adjustment gain of $9,294 and an unrealized gain of $7 on our pension obligation.

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Notes to Condensed Consolidated Financial Statements
June 27, 2010
(Unaudited)

Note 1 – Nature of Operations

Headquartered in Van Nuys, California, the principal business of Superior Industries International, Inc. (referred to herein as the “company” or in the first person notation “we,” “us” and “our”) is the design and manufacture of aluminum road wheels for sale to original equipment manufacturers (OEM). We are one of the largest suppliers of cast aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and, until we sold our joint venture investment in June 2010 in Hungary.  See Note 3 – Investment in Joint Ventures for further discussion of the sale of our joint venture investment in Hungary.  Customers headquartered in North America represent the principal market for our products. In addition, the majority of our sales to international customers are delivered primarily to their assembly operations in North America.

Ford Motor Company (Ford), General Motors Company (GM) and Chrysler Group LLC (Chrysler), together represented approximately 81 percent of our total wheel sales during the first two quarters of 2010 and 82 percent for the 2009 fiscal year. We also manufacture aluminum wheels for BMW, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen.  The loss of all or a substantial portion of our sales to Ford, GM or Chrysler would have a significant adverse impact on our operating results and financial condition, unless the lost volume could be replaced. This risk is partially mitigated by our long-term relationships with these OEM customers and our supply arrangements which are generally for multi-year periods.

Beginning with the third quarter of 2008, the automotive industry was negatively impacted by the continued dramatic shift away from full-size trucks and SUVs caused by continuing high fuel prices, rapidly rising commodity prices and the tightening of consumer credit due to the then deteriorating financial markets.  Accordingly, our OEM customers announced unprecedented restructuring actions, including assembly plant closures, significant reductions in production of light trucks and SUVs, delayed launches of key 2009 model-year light truck programs and movement toward more fuel-efficient passenger cars and crossover vehicles.  These restructuring actions culminated in the bankruptcy reorganizations of Chrysler and GM in 2009.  In addition to the financial uncertainty of several of our key customers, we also continue to face continued global competitive pricing pressures.  While we have had long-term relationships with our customers and our supply arrangements are generally for multi-year periods, the continued uncertainty of the automotive industry and pricing pressures may continue to negatively impact our business.  These factors may make it more difficult to maintain long-term supply arrangements with our customers and there are no guarantees that supply arrangements will be negotiated on terms acceptable to us in the future.

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

While we have seen improvement in the U.S. automotive industry in recent quarters, production levels still remain below what would be considered normal levels and there is no guarantee that the recent improvements will be sustained or that reductions in current production levels will not occur in future periods.  Our customer’s reactions to continued uncertainty in the overall health of the U.S. economy and their own financial challenges may have an adverse impact on our results of operations and cash flows in future periods.

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

Note 2 – Presentation of Condensed Consolidated Financial Statements

During interim periods, we follow the accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009 and apply appropriate interim financial reporting standards for a fair statement of our operating results and financial position in conformity with accounting principles generally accepted in the United States of America, as codified in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) (referred to herein as U.S. GAAP), as indicated below.  Users of financial information produced for interim periods in 2010 are encouraged to read this Quarterly Report on Form 10-Q in conjunction with our consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (SEC) in our 2009 Annual Report on Form 10-K and the amendments thereto.

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

We use a 4-4-5 convention for our fiscal quarters, which are thirteen week periods generally ending on the last Sunday of each calendar quarter.  We refer to these thirteen week fiscal periods as “quarters” throughout this report.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated statements of operations for the thirteen and twenty-six week periods ended June 27, 2010 and June 28, 2009, (ii) the condensed consolidated balance sheets at June 27, 2010 and December 27, 2009, (iii) the condensed consolidated statements of cash flows for the twenty-six week periods ended June 27, 2010 and June 28, 2009, and (iv) the condensed consolidated statement of shareholders’ equity and comprehensive income (loss) for the twenty-six week period ended June 27, 2010. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP.  The condensed consolidated balance sheet as of December 27, 2009 was derived from our 2009 audited financial statements, but does not include all disclosures required by U.S. GAAP.

Note 3 – Investment in Joint Ventures

Joint Venture in Hungary

On June 18, 2010, we sold our 50-percent ownership interest in Suoftec Light Metal Products Production & Distribution Ltd. (Suoftec), the company’s joint venture manufacturing facility in Hungary, to our partner in the joint venture, Otto Fuchs Kg, based in Meinerzhagen, Germany.  Suoftec manufactures cast and forged aluminum wheels principally for the European automobile industry.  Being 50-percent owned and non-controlled, Suoftec was not consolidated, and accounted for using the equity method of accounting.  During the second quarter of 2010, we made a strategic decision to liquidate our investment in Suoftec.  The total sales price of our investment was 4 million euros, or $4.9 million, in cash which was received during the second quarter of 2010, and 3 million euros, or $3.7 million, worth of machinery and equipment.  As of June 27, 2010, we have recorded a receivable in the amount of $3.7 million which represents our unconditional right to receive machinery and equipment from Suoftec.  This receivable has been included in accounts receivable in the condensed consolidated balance sheet as of June 27, 2010.  The net investment, including amounts included in other comprehensive income in Suoftec, as of the date of sale was approximately $12.8 million, resulting in a loss on the sale of our investment of $4.1 million.  Legal and other costs related to the sale of our investment in Suoftec were minimal.

Included below are summary statements of operations for Suoftec for the second quarters and first two quarters ended June 27, 2010 and June 28, 2009.  The 2010 periods include one week less than the 2009 periods, due to the date of sale of our investment.  For ease of presentation in the table below, we are showing thirteen and twenty-six week periods for both 2010 and 2009.

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net sales	$18,859	$19,940	$39,456	$38,642
Cost of sales	20,681	24,614	43,347	45,102
Gross loss	(1,822)	(4,674)	(3,891)	(6,460)
Selling, general and administrative expenses	534	387	1,145	902
Loss from operations	(2,356)	(5,061)	(5,036)	(7,362)
Other expense, net	(549)	(289)	(1,089)	(417)
Loss before income taxes	(2,905)	(5,350)	(6,125)	(7,779)
Income tax benefit	125	870	3	1,351
Net loss	$(2,780)	$(4,480)	$(6,122)	$(6,428)

Superior's share of Suoftec net loss	$(1,390)	$(2,240)	$(3,061)	$(3,214)
Intercompany profit elimination	(99)	36	214	68
Equity losses from Suoftec	$(1,489)	$(2,204)	$(2,847)	$(3,146)

Investment in India

On June 28, 2010, subsequent to the close of the second quarter of 2010, we executed a share subscription agreement (Agreement) with Synergies Casting Limited (Synergies), and made a $2.5 million investment in Synergies.  Synergies is a private aluminum wheel manufacturer based in Visakhapatnam, India.  The Agreement allows us to make a series of additional investments totaling $7.0 million through December 31, 2010, if certain conditions are met by Synergies.  If these conditions are met and we make the additional investments in Synergies, we will own approximately 26 percent of Synergies on a fully diluted basis.  We will be accounting for our investment in Synergies under the equity method of accounting.

Note 4 – Impairment of Long-Lived Assets and Equity Method Investments

Due to the financial condition of our major customers and others in the automotive industry, we tested our long-lived assets for impairment during each quarter of 2009.  During the first two quarters of 2010, we closely monitored our long-lived assets for indicators of impairment in accordance with U.S. GAAP and did not identify any indicators that triggered the need for impairment testing during those periods.

The long-lived asset impairment test performed during the first quarter of 2009 demonstrated that the estimated future undiscounted cash flows of our Fayetteville, Arkansas manufacturing facility would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility.  As a result, we recorded a pretax asset impairment charge against earnings totaling $8.9 million during the first quarter of 2009, reducing the $18.2 million carrying value of certain assets at this facility to their respective estimated fair values.  We have classified the inputs to the nonrecurring fair value measurement of these assets as being Level 2 within the fair value hierarchy in accordance with U.S. GAAP.  The estimated fair values of the long-lived assets at our Fayetteville, Arkansas manufacturing facility were determined with the assistance of estimated fair values of comparable properties and independent third party appraisals of the machinery and equipment.  During the second quarter of 2009, we also recorded additional impairment charges totaling $2.9 million to reduce the carrying value of certain assets held for sale to their estimated fair values. We have also classified the inputs to the nonrecurring fair value measurement of these assets as being Level 2 within the fair value hierarchy in accordance with U.S. GAAP.

Additionally, our 50-percent owned joint venture in Hungary (Suoftec) had also been affected by these same economic conditions.  As a result, management of the joint venture tested their long-lived assets for impairment during each quarter of 2009 and through the first quarter of 2010 and we tested our investment in Suoftec for and other-than-temporary impairment (OTTI) during these same periods.  The long-lived asset impairment test performed during the fourth quarter of 2009 indicated that the estimated undiscounted future cash flows would not be sufficient to cover the carrying value of the asset group, which resulted in an impairment of the long-lived assets of the group. We recorded our share of the impairment charge, or $14.4 million, in our equity in earnings (losses) from joint ventures in the fourth quarter of 2009.  During the first quarter of 2010, Suoftec’s management did not identify any additional indicators of impairment that triggered an impairment test of Suoftec’s long-lived assets under U.S. GAAP.  In connection with our OTTI testing for Suoftec, we have used a discounted cash flow model to determine if our investment in Suoftec was recoverable.  This test, including the first quarter 2010 test, indicated that our investment in Suoftec was recoverable.  During the second quarter of 2010, we recorded a $4.1 million loss on the sale of our investment due to the fact that the price received for our investment was based on liquidation value of the investment as opposed to being based on a held-in-use value determined by discounting future cash flows.

Note 5 – Stock-Based Compensation

Our 2008 Equity Incentive Plan authorizes us to issue incentive and non-qualified stock options, as well as stock appreciation rights, restricted stock and performance units to our non-employee directors, officers, employees and consultants totaling up to 3.5 million shares of common stock. No more than 100,000 shares may be used under such plan as “full value” awards, which include restricted stock and performance units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  At June 27, 2010, there were 2.4 million shares available for future grants under this plan. Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options granted under this plan require no less than a three year ratable vesting period.

During the first two quarters of 2010, we granted options for a total of 433,500 shares, compared to 135,000 options granted during the first two quarters of 2009.  The weighted average fair values at the grant dates for options issued during the first two quarters of 2010 and 2009 were $4.07 per option and $2.91 per option, respectively. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for 2010 and 2009, respectively: (i) dividend yield on our common stock of 4.22 percent and 3.27 percent; (ii) expected stock price volatility of 36.67 percent and 37.0 percent; (iii) a risk-free interest rate of 2.92 percent and 2.50 percent; and (iv) an expected option term of 7.0 years and 6.9 years.  During the first two quarters of 2010 and 2009, no stock options were exercised.

During the second quarter of 2010, we also granted 40,000 shares of restricted shares, or “full value” awards, which vest ratably over a four-year period.  The fair value of each issued restricted share on the date of grant was $16.32.  Restricted share awards, which are subject to forfeiture if employment terminates prior to the shares vesting, are expensed ratably over the vesting period.  Shares of restricted stock are considered issued and outstanding shares at the date of grant and have the same dividend and voting rights as other common stock.  Dividends paid on the restricted shares are non-forfeitable if the restricted shares do not ultimately vest.

Stock-based compensation expense related to our unvested stock options and restricted share awards during the thirteen and twenty-six week periods ended June 27, 2010 and June 28, 2009 was allocated as follows:

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Cost of sales	$122	$72	$213	$160
Selling, general and administrative	528	472	1,025	958

Stock-based compensation expense before income taxes	650	544	1,238	1,118
Income tax (benefit)	-	-	-	-

Stock-based compensation expense after income taxes	$650	$544	$1,238	$1,118

As discussed in Note 10 – Income Taxes, we have provided valuation allowances on our U.S. deferred tax assets.  Consequently, the income tax benefit on our stock-based compensation expense in each of the first two quarters of 2010 and 2009 was entirely offset by changes in valuation allowances.  As of June 27, 2010, a total of $5.4 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.82 years.  There were no significant capitalized stock-based compensation costs at June 27, 2010 and December 27, 2009.

Note 6 - New Accounting Standards

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

During January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires new disclosures around transfers into and out of Levels 1 and 2 in the fair value hierarchy and separate disclosures about purchases, sales, issuances and settlements related to Level 3 measurements. ASU 2010-06 was effective in the first quarter of 2010, except for disclosures regarding purchases, sales, issuances and settlements in the rollforward of Level 3 activity. The adoption of this standard had no impact on our results of operations or financial position.  The additional Level 3 disclosures will be effective for our first quarter of 2011 and we are currently evaluating the impact of these new disclosure requirements on our consolidated financial statements.

Note 7 – Business Segments

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

(Dollars in thousands)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Net sales:	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
U.S.	$69,483	$35,716	$115,938	$68,490
Mexico	125,079	45,170	228,820	93,944
Consolidated net sales	$194,562	$80,886	$344,758	$162,434

Property, plant and equipment, net:			June 27, 2010	December 27, 2009
U.S.			$44,821	$48,311
Mexico			127,165	131,810
Consolidated property, plant and equipment, net			$171,986	$180,121

Note 8 – Pre-Production Costs Related to Long-Term Supply Arrangements

We incur pre-production engineering and tooling costs related to the products produced for our customers under long-term supply arrangements.  Customer-owned tooling for which reimbursement is contractually guaranteed by the customer included in our other assets as of June 27, 2010 was $13.6 million, net of accumulated amortization of $19.6 million, and at December 27, 2009 was $11.8 million, which was net of $15.1 million of accumulated amortization.  Deferred tooling reimbursement revenues included as part of accrued expenses and other non-current liabilities were $7.9 million and $1.2 million, respectively, as of June 27, 2010 and $7.0 million and $4.8 million, respectively, as of December 27, 2009.  Tooling reimbursement revenues included in net sales in the condensed consolidated statements of operations totaled $2.8 million and $2.3 million for the thirteen weeks ended June 27, 2010 and June 28, 2009, respectively, and $5.2 million and $4.5 million for the twenty-six weeks ending June 27, 2010 and June 28, 2009, respectively.

Note 9 – Income (Loss) Per Share

In accordance with U.S. GAAP, basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share includes the dilutive effect of outstanding stock options and restricted share awards, calculated using the treasury stock method.

For the thirteen week period ended June 27, 2010, 3.3 million of the 4.0 million outstanding stock options and restricted share awards had an exercise price greater than the weighted-average market price of our common stock and, therefore, were excluded from the calculation of diluted earnings per share for the period.  For the twenty-six week period ended June 27, 2010, 3.3 million of the 4.0 million outstanding stock options and restricted share awards had an exercise price greater than the weighted-average market price of our common stock and, therefore, were excluded from the calculation of diluted earnings per share for the period.

Of the 3.2 million stock options outstanding at June 28, 2009, 3.1 million shares had an exercise price greater than the weighted average market prices of our common stock for the thirteen and twenty-six week periods ended June 28, 2009 and were, therefore, excluded from the calculations of diluted earnings (loss) per share for the respective periods.  In addition, options to purchase the remaining 0.1 million shares were excluded from the diluted loss per share calculations for both periods ended June 28, 2009 because they were anti-dilutive due to the net loss in each period.

Summarized below are the calculations of basic and diluted loss per share for the respective periods:

(In thousands, except per share amounts)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Basic Income (Loss) per Share:
Reported net income (loss)	$10,089	$(20,969)	$18,988	$(77,470)

Basic income (loss) per share	$0.38	$(0.79)	$0.71	$(2.90)

Weighted average shares outstanding - Basic	26,690	26,668	26,679	26,668

Diluted Income (Loss) per Share:
Reported net income (loss)	$10,089	$(20,969)	$18,988	$(77,470)

Diluted income (loss) per share	$0.38	$(0.79)	$0.71	$(2.90)

Weighted average shares outstanding	26,690	26,668	26,679	26,668
Weighted average dilutive stock options	73	-	60	-
Weighted average shares outstanding - Diluted	26,763	26,668	26,739	26,668

Note 10 – Income Taxes

Income taxes are accounted for pursuant to U.S. GAAP which requires the use of the liability method and the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in the provision for income taxes in the period of enactment. U.S. income taxes on undistributed earnings of our international subsidiaries and our 50-percent owned joint ventures have not been provided as such earnings are considered permanently reinvested. Tax credits are accounted for as a reduction of the provision for income taxes in the period in which the credits arise.

When determining whether a valuation allowance is required for our U.S. federal deferred tax assets, we consider all positive and negative evidence available at that time including the state of the automotive industry, historical operating results and current projections of future operating results. In the first quarter of 2009, due to our recent history of U.S. operating losses and the continued uncertainty facing the automotive industry, we determined that a full valuation allowance totaling $25.3 million was required at that time against our U.S. federal deferred tax assets.

During 2010, we are continuing to evaluate all available positive and negative evidence, and although the Company is once again profitable, we do not believe it is appropriate to reverse the full valuation allowance, and further, we do not expect to reverse the valuation allowance in 2010. However, during 2010 we are releasing the portion of the valuation allowance to the extent that we generate income that can be offset by net operating loss carryforwards (NOL’s).

The income tax provision on income before income taxes and equity earnings for the twenty-six weeks ended June 27, 2010 was $0.5 million, which was an effective income tax rate of 2.2 percent. During the first quarter of 2010, the income tax provision was reduced by a net $10.4 million, as a result of the reversal of a portion of our liability for unrecognized tax benefits as described below. Without the reversal, the effective rate was approximately 48.7 percent. This rate is substantially higher than the U.S. federal rate of 35 percent, even though we expect that in the U.S. our NOL’s will be used to substantially offset our federal taxable income.  The increased rate is primarily the result of two factors.  First, we have an 84 percent effective rate in Mexico.  This was caused, in part, because we expect to be taxed under the IETU tax regime in Mexico in 2010. We do not currently anticipate being subject to the IETU tax regime in future years.  Secondly, we have not recorded any tax benefit related to the $4.1 million loss on the sale of Suoftec.

During the twenty-six weeks ended June 28, 2009, our effective income tax rate differed from the federal statutory rate primarily due to the full valuation allowance of $25.3 million provided to offset our beginning U.S. federal deferred tax assets.  We also did not record any tax benefits related to U.S. losses incurred during 2009.

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

As a result of the completion of certain examinations in the first two quarters of 2010, we recognized $17.4 million of previously unrecognized tax benefits, which was offset by a reduction in deferred tax assets related to the unrecognized tax benefits in the amount of $7.0 million.  Within the next twelve month period ending June 26, 2011, we do not anticipate recognizing any of the $29.3 million liability established for unrecognized tax benefits and related interest and penalties, as there are no expected expirations of statutes of limitations or terminations of examinations.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Mexico, the Netherlands and the United States.  We are no longer under examination of any U.S. federal, state and local income tax returns for years before 2008.  Our 2008 U.S. federal income tax return is currently under examination.

On March 19, 2010, we received notification from Mexico’s Tax Administration Service (Servicio de Administracion Tributaria) that the examination of the 2003 tax year of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary, had been completed.  This subsidiary’s 2004 and 2007 tax years are currently under examination by Mexico’s Tax Administration Service.  During the second quarter of 2010, we reorganized the legal structure of our Mexico operation from a buy-sell manufacturer to a consignment contract manufacturer.

Note 11 – Short-Term Investments

Due to the tightened credit conditions and the turmoil in the automotive industry in 2008 and 2009, the financial institutions that we do business with required that we maintain various deposits as compensating balances in the event of default on certain obligations.  In lieu of acquiring collateralized letters of credit, we purchased certificates of deposit with maturity dates that expire within twelve months that are used to secure our workers’ compensation obligations and our natural gas contracts in Mexico.  At June 27, 2010, certificates of deposit totaling $10.2 million, which are restricted in use, are classified as short-term investments on our condensed consolidated balance sheet.  It is our intention to eliminate any restricted deposits in the future when credit conditions return to normal and other forms of securitization become more economically feasible.

Note 12 – Accounts Receivable

(Dollars in thousands)
	June 27, 2010	December 27, 2009
Trade receivables	$129,391	$82,065
Receivable from Otto Fuchs Kg	3,698	-
Receivable from joint venture	-	2,764
Other receivables	3,348	4,648
	136,437	89,477
Allowance for doubtful accounts	(718)	(486)
Accounts receivable, net	$135,719	$88,991

Note 13 – Inventories

(Dollars in thousands)
	June 27, 2010	December 27, 2009
Raw materials	$10,097	$7,281
Work in process	28,123	19,230
Finished goods	15,636	21,101
Inventories, net	$53,856	$47,612

Note 14 – Property, Plant and Equipment

(Dollars in thousands)
	June 27, 2010	December 27, 2009
Land and buildings	$70,564	$69,589
Machinery and equipment	400,493	386,785
Leasehold improvements and others	8,413	8,379
Construction in progress	3,575	8,444
	483,045	473,197
Accumulated depreciation	(311,059)	(293,076)
Property, plant and equipment, net	$171,986	$180,121

Depreciation expense was $7.5 million for the thirteen weeks ended June 27, 2010, and $7.6 million for the comparable period ended June 28, 2009.  Depreciation expense was $15.1 million for the twenty-six weeks ended June 27, 2010, and $15.5 million for the comparable period ended June 28, 2009.  Impairment charges are recorded in the appropriate fixed assets cost categories in the table above as discussed in Note 4 – Impairment of Long-Lived Assets.

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

For the twenty-six weeks ended June 27, 2010, payments to retirees or their beneficiaries totaled approximately $456,000.  We presently anticipate benefit payments in 2010 to total approximately $920,000.  The following table summarizes the components of net periodic pension cost for the thirteen and twenty-six week periods of 2010 and 2009.

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Service cost	$146	$223	$292	$447
Interest cost	317	301	633	603
Net amortization	-	16	-	31
Net periodic pension cost	$463	$540	$925	$1,081

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican peso, the value of which increased by 3 percent in relation to the U.S. dollar in the first two quarters of 2010.  Foreign currency transaction losses in the second quarter of 2010 totaled $1.0 million compared to a loss of $1.5 million in the comparable period a year ago.  For the first two quarters of 2010, foreign currency transaction losses totaled $1.5 million compared to a loss of $1.6 million in 2009.  All transaction gains and losses are included in other income (expense) in the condensed consolidated statement of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at June 27, 2010 of $58.3 million. Translation gains and losses are included in other comprehensive income (loss) in the condensed consolidated statements of shareholders’ equity and comprehensive income (loss).

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

We currently have several purchase agreements for the delivery of natural gas through 2012.  Due to the closures of our manufacturing facility in Van Nuys, California in June 2009 and our manufacturing facility in Pittsburg, Kansas in December 2008, we no longer qualify for the NPNS exemption provided under U.S. GAAP for the remaining natural gas purchase commitments related to those facilities.  The natural gas purchase commitments covering these facilities were settled in the first quarter of 2010.  The cash paid to settle these contracts was not material.  In 2009, we concluded that the natural gas purchase commitments for our manufacturing facility in Arkansas and certain natural gas commitments for our facilities in Chihuahua, Mexico no longer qualified for the NPNS exemption since we could no longer assert that it was probable we would take full delivery of the contracted quantities in light of the continued decline of our industry.  These natural gas purchase commitments are classified as being with “no hedging designation” and, accordingly, we are required to record any gains and/or losses associated with the changes in the estimated fair values of these commitments in our current earnings.  The contract and fair values of these purchase commitments classified as “no hedging designation” at June 27, 2010 were $3.2 million and $1.8 million, respectively, which represents a gross liability of $1.4 million which was included in accrued expenses in our June 27, 2010 condensed consolidated balance sheet. The gains and losses on these commitments totaled a gain of $1.1 million in the second quarter of 2010 and a gain of $1.6 million for the first half of 2010.  For the same periods of 2009, the gains and losses on these commitments totaled a gain of $0.5 million in the second quarter and a loss of $3.4 million in the first half of the year.  These gains and losses were included in cost of sales on our condensed consolidated statements of operations for the respective periods in 2010 and 2009.

Based on the quarterly analysis of our estimated future production levels, certain natural gas purchase commitments with a contract value of $6.2 million and a fair value of $4.5 million for our manufacturing facilities in Mexico continue to qualify for the NPNS exemption provided under U.S. GAAP, since we can assert that it is probable we will take full delivery of the contracted quantities.  The contract and fair values of all natural gas purchase commitments were $9.4 million and $6.3 million, respectively, at June 27, 2010.  As of December 27, 2009, the aggregate contract and fair values of natural gas commitments were approximately $17.3 million and $12.4 million, respectively.  Percentage changes in the market prices of natural gas will impact the fair values by a similar percentage.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto and with the audited Condensed Consolidated Financial Statements, notes thereto, and management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Annual Report on Form 10-K, as amended.

Executive Overview

Comparisons to the second quarter and year-to-date periods a year ago are affected by the extremely difficult market conditions in the U.S. automobile industry that existed during those periods in 2009, which included:

•	Bankruptcy filings by two of our major customers – GM and Chrysler
•	Extended plant shutdowns of our customers light truck and SUV plants in the first half of 2009.
•	Announcements by customers of plans to discontinue certain product lines
•	Uncertainty of customers’ other restructuring plans
•	Customer demand for our wheels declining over 50 percent in 2009 when compared to the same periods in 2008
•	Impairment charges totaling $11.8 million recorded in the first half of 2009

Accordingly, the comparisons of 2010 to these 2009 periods are very favorable.

Overall North American production of passenger cars and light trucks in the second quarter of 2010 was reported by industry publications as being up by approximately 74 percent versus the comparable period a year ago, with production of passenger cars increasing 54 percent and production of light trucks and SUVs increasing 95 percent.  While production levels of the U.S. automotive industry are markedly better than the second quarter of 2009, which was severely impacted by the deterioration of the U.S. financial markets and overall recessionary economic conditions in the U.S, they are still below what would be considered normal production levels.

Consolidated revenues in the second quarter of 2010 increased $113.7 million, or 141 percent, to $194.6 million from $80.9 million in the comparable period a year ago.  Wheel sales increased $113.0 million, or 143.8 percent, to $191.6 million from $78.6 million in the second quarter a year ago, as our wheel shipments increased 113.5 percent to 2.9 million from 1.4 million a year ago.  Gross profit in the second quarter of 2010 was $27.9 million, or 14.3 percent of net sales, compared to a loss of $(12.0) million, or (14.9) percent of net sales, in the comparable period a year ago.  Net income for the second quarter of 2010 was $10.1 million, or $0.38 per diluted share, compared to a net loss in the second quarter of 2009 of $(21.0) million, or $(0.79) per diluted share, which included a charge against income tax expense of $25.0 million for a valuation allowance recorded against our U.S. deferred tax assets.

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

Results of Operations
(Dollars in thousands, except per share amounts)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Selected data	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net sales	$194,562	$80,886	$344,758	$162,434
Gross profit (loss)	$27,892	$(12,056)	$40,520	$(26,569)
Percentage of net sales	14.3%	-14.9%	11.8%	-16.4%
Income (loss) from operations	$20,569	$(20,788)	$26,971	$(48,986)
Percentage of net sales	10.6%	-25.7%	7.8%	-30.2%
Net income (loss)	$10,089	$(20,969)	$18,988	$(77,470)
Percentage of net sales	5.2%	-25.9%	5.5%	-47.7%
Diluted income (loss) per share	$0.38	$(0.79)	$0.71	$(2.90)

Net Sales

Consolidated revenues in the second quarter of 2010 increased $113.7 million, or 140.5 percent, to $194.6 million from $80.9 million in the same period a year ago.  Wheel sales increased $113.0 million, or 143.8 percent, to $191.6 million from $78.6 million in the second quarter a year ago, as our wheel shipments increased by 113.5 percent.  The average selling price of our wheels increased approximately 14 percent in the current quarter due to an increase in the pass-through price of aluminum.  Tooling reimbursement revenues totaled $2.9 million in the second quarter of 2010 and $2.3 million in the second quarter of 2009.  The increase in tooling reimbursement revenues in the current quarter was due to a higher volume of new wheel development programs during 2010.

Consolidated revenues in the first two quarters of 2010 increased $182.3 million, or 112.2 percent, to $344.7 million from $162.4 million in the same period a year ago.  Wheel sales increased $181.5 million, or 114.9 percent, to $339.4 million from $157.9 million in the first two quarters a year ago, as our wheel shipments increased by 90.8 percent.  The average selling price of our wheels during the first six months of 2010 increased approximately 13 percent due to a 10 percent increase in the pass-through price of aluminum and a 3 percent increase in the average selling price due to a shift in sales mix.  Wheel program development revenues totaled $5.4 million in the first two quarters of 2010 and $4.5 million in the same period of 2009.  This increase was due to higher volume of new wheel development programs during 2010.

U.S. Operations
Consolidated revenues of our U.S. wheel plants in the second quarter of 2010 increased $33.0 million, or 98 percent, to $66.7 million from $33.7 million in the comparable period a year ago.   The increase in revenues in 2010 is primarily attributable to an 85 percent increase in unit shipments and a 7 percent increase in the average selling price due principally to the increase in the pass-through price of aluminum.  During the first two quarters of 2010, consolidated revenues of our U.S. wheel plants increased $45.5 million, or 70 percent, to $110.1 million from $64.6 million in the comparable period a year ago.   The increase in revenues in the 2010 periods is primarily attributable to increased consumer demand for automobiles and light trucks, which increased our unit shipments 62 percent, and to a 6 percent increase in the average selling price due principally to the increase in the pass-through price of aluminum.

Mexico Operations
Consolidated revenues of our Mexico wheel plants in the second quarter of 2010 increased $80.3 million, or 180 percent, to $124.9 million from $44.6 million in the comparable period a year ago.   The increase in revenues in 2010 is primarily attributable to a 135 percent increase in unit shipments and a 19 percent increase in the average selling price due principally to the increase in the pass-through price of aluminum.  During the first two quarters of 2010, consolidated revenues of our Mexico wheel plants increased $135.0 million, or 145 percent, to $228.4 million from $93.3 million in the comparable period a year ago.   The increase in revenues in the 2010 periods is primarily attributable to increased consumer demand for automobiles and light trucks, which increased our unit shipments 111 percent, and to a 16 percent increase in the average selling price due principally to the increase in the pass-through price of aluminum.

Customer Comparisons
As reported by industry publications, North American production of passenger cars and light trucks in the second quarter was up approximately 74.0 percent compared to the same quarter in the previous year, while our wheel shipments increased 113.5 percent for the same period.  The increase of North American production included an increase of 54.0 percent for passenger cars and an increase of 94.8 percent for light trucks and SUVs. During the same period, our shipments of passenger car wheels increased by 92.6 percent while light truck wheel shipments increased by 131.7 percent.

The comparisons to the 2009 periods are impacted by the GM and Chrysler bankruptcy filings and resulting assembly plant shutdowns during the first and second quarters of that year. Wheel shipments in the second quarter of 2010 to GM were 33 percent of total shipments compared to 29 percent a year ago, and wheel shipments to Chrysler were 13 percent of total shipments compared to 8 percent in 2009.  Wheel shipments to Ford were 33 percent of total shipments compared to 42 percent a year ago.  Wheel shipments to our international customers were 21 percent of total sales the second quarter of 2010 and 2009.

Our shipments to GM increased 139 percent compared to the second quarter of 2009, as light truck and SUV wheel shipments increased 211 percent and shipments of passenger car wheels increased 35 percent.  The major unit shipment increases were for the GMT800/900 platform, the Cadillac SRX and Chevrolet’s Malibu.  Shipments to Chrysler increased 264 percent versus the prior year, as shipments of light truck and SUV wheels increased 195 percent and passenger car wheels increased 397 percent.  The major increases in unit shipments to Chrysler were for Dodge’s Magnum/Charger, Journey and Caravan.

Shipments to Ford increased 68 percent compared to the same period a year go, as light truck and SUV wheel shipments increased 64 percent and shipments of passenger car wheels increased 72 percent.  The major unit shipment increases were for the F Series trucks, Focus, Fusion and Fiesta.  Shipments to international customers increased 115 percent compared to a year ago, as shipments of light truck and SUV wheels increased 119 percent and shipments of passenger car wheels increased 113 percent.  The principal unit shipment increases to international customers in the current period compared to a year ago were for Nissan’s Altima, the Subaru-Isuzu Legacy/Outback and the Toyota Avalon.

Gross Profit (Loss)

Consolidated gross profit (loss) increased $39.9 million for the second quarter of 2010 to a gross profit of $27.9 million, or 14.3 percent of net sales, compared to a loss of $(12.0) million, or (14.9) percent of net sales, for the same period a year ago.  As indicated above, unit shipments in the second quarter of 2010 increased 113.7 percent compared to the same period a year ago.  The sharp increase in customer requirements resulted in wheel production also increasing 116.9 percent compared to the same period a year ago, significantly increasing absorption of plant fixed costs.  This, along with the additional margin on the increased unit shipments contributed to the significantly higher gross margin in the second quarter of 2010.  Additionally, gross profit in the second quarter of 2009 included one-time termination benefits costs and other non-impairment costs related to plant closures totaling approximately $ 6.5 million and $0.5 million of gains on the mark-to-market of the natural gas contracts.

Consolidated gross profit (loss) for the first two quarters of 2010 increased $67.1 million to a gross profit of $40.5 million, or 11.8 percent of net sales, compared to a loss of $(26.6) million, or (16.4) percent of net sales, for the same six month period a year ago.  As indicated above, unit shipments in the first six months of 2010 increased 90.8 percent compared to the same period a year ago.  The sharp increase in customer requirements resulted in wheel production also increasing 100.5 percent compared to the same period a year ago, significantly impacting absorption of plant fixed costs.  Additionally, gross profit in the first two quarters of 2009 included one-time termination benefits costs and other non-impairment costs related to plant closures totaling approximately $9.7 million and $3.4 million of losses on the mark-to-market adjustment of the natural gas contracts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2010 increased $1.5 million to $7.3 million, or 3.8 percent of net sales, from $5.8 million, or 7.2 percent of net sales, in the same period in 2009.  The principal increases in the second quarter of 2010 were $0.8 million in additional costs, including depreciation expense, associated with our new enterprise resource planning (ERP) system, $0.7 million in incentive compensation, which is based on a percentage of income, and $0.4 million in legal and consulting fees.  For the first two quarters of 2010, selling, general and administrative expenses were $13.5 million, or 3.9 percent of net sales, compared to $10.6 million, or 6.5 percent of net sales, for the same period in 2009.  The principal increases in the year-to-date period were $1.2 million in ERP costs, including depreciation expense, $0.9 million in the provision for doubtful accounts and $0.8 million in incentive compensation, which is based on a percentage of income.

Impairment of Long-Lived Assets

Due to the financial condition of our major customers and others in the automotive industry, we tested our long-lived assets for impairment during each quarter of 2009.  During the first two quarters of 2010, we closely monitored our long-lived assets for indicators of impairment in accordance with U.S. GAAP and did not identify any indicators of impairment that triggered the need for impairment testing during the first two quarters of 2010.

The long-lived asset impairment test performed during the first quarter of 2009 demonstrated that the estimated future undiscounted cash flows of our Fayetteville, Arkansas manufacturing facility would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility.  As a result, we recorded a pretax asset impairment charge against earnings totaling $8.9 million during that quarter, reducing the $18.2 million carrying value of certain assets at this facility to their respective estimated fair values.  We have classified the inputs to the nonrecurring fair value measurement of these assets as being Level 2 within the fair value hierarchy in accordance with U.S. GAAP.  The estimated fair values of the long-lived assets at our Fayetteville, Arkansas manufacturing facility were determined with the assistance of estimated fair values of comparable properties and independent third party appraisals of the machinery and equipment.  During the second quarter of 2009, we also recorded additional impairment charges totaling $2.9 million to reduce the carrying value of certain assets held for sale to their estimated market values.  We have also classified the inputs to the nonrecurring fair value measurement of these assets as being Level 2 within the fair value hierarchy in accordance with U.S. GAAP.

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

Consolidated income (loss) from operations increased $41.4 million in the second quarter of 2010 to income of $20.6 million, or 10.6 percent of net sales, from the loss of $(20.8) million, or (25.7) percent of net sales, in 2009.  Income from operations of our U.S. operations increased $17.9 million, while income from our Mexican operations increased $27.5 million when comparing 2010 to 2009.  Corporate costs incurred during the second quarter of 2010 were $4.0 million higher than the second quarter of 2009

For the first half of 2010, consolidated income (loss) from operations increased $76.0 million to income of $27.0 million, or 7.8 percent of net sales, from the loss of $(49.0) million, or (30.2) percent of net sales, in 2009.  Income from operations of our U.S. operations increased $45.4 million, while income from our Mexico operations increased $32.7 million when comparing 2010 to 2009.  Corporate costs incurred during the first half of 2010 were $2.1 million higher than the same period in 2009.   Included below are the major items that impacted income (loss) from operations for our U.S. and Mexico operations during the second quarter and year-to-date period of 2010.

U.S. Operations
Income (loss) from operations for our U.S. operations in the second quarter of 2010 increased by $17.9 million to income from a loss in the second quarter of 2009.  Our U.S. operations during the 2010 periods consisted of two wheel plants for both periods, whereas the 2009 periods also included our California wheel manufacturing facility, which ceased operations at the end of the second quarter of 2009.  Approximately $10.5 million of the improvement in the second quarter income from our U.S. operations was attributable primarily to the increases in unit shipments in their respective periods and to an increase in plant utilization in 2010.  Plant closure costs, mark-to-market adjustments for our natural gas contracts and other non-impairment charges contributed $4.5 million to the improvement, while impairment charges totaling $2.9 million recorded in the second quarter of 2009 to reduce the carrying value of certain assets held for sale to their estimated market values did not occur in the second quarter of 2010.

Income (loss) from operations for the first half of 2010 increased by $45.4 million to income from a loss in the first half of 2009.  Approximately $25.2 million of the improvement in the first half of 2010 income from our U.S. operations was attributable primarily to the increases in unit shipments in their respective periods and to an increase in plant utilization in 2010.  Plant closure costs, mark-to-market adjustments for our natural gas contracts and other non-impairment charges contributed $8.4 million to the improvement, while impairment charges totaling $11.8 million recorded in the first half of 2009 to reduce the carrying value of certain assets held for sale to their estimated market values did not occur in the first half of 2010.

Mexico Operations
Income (loss) from operations for our Mexico operations increased by $27.5 million in the second quarter of 2010 to income from a loss in the second quarter of 2009.  Income (loss) from operations for the first half of 2010 increased by $32.7 million from a loss in the first half of 2009. Mexico operations during 2010 and 2009 consisted of three fully operational wheel plants.  The increase in income from operations of our Mexico operations was due primarily to increases in unit shipments and an increase in plant utilization in the second quarter of 2010.

U.S. versus Mexico Production
During the second quarter of 2010, wheels produced by our Mexico and U.S. operations accounted for 60 percent and 40 percent, respectively, of our total production. For the first half of 2010, the percentage of total production in Mexico was 63 percent and in the U.S was 37 percent.  We anticipate that the percentage of production in Mexico will remain between 60 percent and 65 percent of our total production for the remainder of 2010.

Loss on Sale of Joint Venture

On June 18, 2010, we sold our 50 percent ownership interest in Suoftec Light Metal Products Production & Distribution Ltd. (Suoftec), the company’s joint venture manufacturing facility in Hungary, to our partner in the joint venture, Otto Fuchs Kg, based in Meinerzhagen, Germany.  Suoftec manufactures cast and forged aluminum wheels principally for the European automobile industry.  Being 50-percent owned and non-controlled, Suoftec was not consolidated, but accounted for using the equity method of accounting.  During the second quarter of 2010, we made a strategic decision to liquidate our investment in Suoftec.  The total sales price of our investment was 4 million euros or $4.9 million, in cash which was received during the second quarter of 2010, and 3 million euros, $3.7 million, worth of machinery and equipment.  As of June 27, 2010, we have recorded a receivable in the amount of $3.7 million which represents our unconditional right to receive machinery and equipment from Suoftec.  This receivable has been included in other accounts receivable in the condensed consolidated balance sheet as of June 27, 2010.  The net investment including amounts included in other comprehensive income in Suoftec as of the date of sale was approximately $12.8 million, resulting in a loss on the sale of our investment of $4.1 million.  Legal and other costs related to the sale of our investment in Suoftec were minimal.

Income Tax (Provision) Benefit

The income tax provision on income before income taxes and equity earnings for the twenty-six weeks ended June 27, 2010 was $0.5 million, which was an effective income tax rate of 2.2 percent. During the first quarter of 2010, the income tax provision was reduced by a net $10.4 million, as a result of the reversal of a portion of our liability for unrecognized tax benefits described below. Without the reversal, the effective rate was approximately 48.7 percent. This rate is substantially higher than the U.S. federal rate of 35 percent, even though we expect that in the U.S. our NOL’s will be used to substantially offset our federal taxable income.  The increased rate is primarily the result of two factors.  The first, we have an 84 percent effective rate in Mexico.  The was caused, in part, because we expect to be taxed under the IETU tax regime in Mexico in 2010. We do not currently anticipate being subject to the IETU tax regime in future years.  Secondly, we have not recorded any tax benefit related to the $4.1 million loss on the sale of Suoftec.

During the twenty-six weeks ended June 28, 2009, our effective income tax rate differed from the federal statutory rate primarily due to the full valuation allowance of $25.3 million provided to offset our beginning U.S. federal deferred tax assets.  We also did not record any tax benefits related to U.S. losses incurred during 2009.

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

As a result of the completion of certain examinations in the first two quarters of 2010, we recognized $17.4 million of previously unrecognized tax benefits, which was offset by a reduction in deferred tax assets related to the unrecognized tax benefits in the amount of $7.0 million.  Within the next twelve month period ending June 26, 2011, we do not anticipate recognizing any of the $29.3 million liability established for unrecognized tax benefits and related interest and penalties, as there are no expected expirations of statutes of limitations or terminations of examinations.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Mexico, the Netherlands and the United States.  We are no longer under examination of any U.S. federal, state and local income tax returns for years before 2008.  Our 2008 U.S. federal income tax return is currently under examination.

On March 19, 2010, we received notification from Mexico’s Tax Administration Service (Servicio de Administracion Tributaria) that the examination of the 2003 tax year of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary, had been completed.  This subsidiary’s 2004 and 2007 tax years are currently under examination by Mexico’s Tax Administration Service.  During the second quarter of 2010, we reorganized the legal structure of our Mexico operation from a buy-sell manufacturer to a consignment contract manufacturer.

Equity Method Investment

Equity in earnings (loss) of joint venture represents our share of the equity earnings of our 50-percent owned joint venture in Hungary, Suoftec, through the date of sale of our 50-percent ownership in June 2010.  Our share of Suoftec’s net loss in the second quarter of 2010 was $(1.4) million compared to a loss of $(2.2) million for the same period in 2009.  Including adjustments for the elimination of intercompany profits in inventory, our adjusted equity earnings of this joint venture was a loss of $(1.5) million in the second quarter of 2010 and a loss of $(2.2) million in the second quarter of 2009.  Our share of the joint venture’s net loss for the first two quarters of 2010 including adjustments for the elimination of intercompany profits was $(2.8) million compared to a loss of $(3.1) million in the same period a year ago.  As indicated above, due to the sale of our 50-percent ownership in the Suoftec joint venture in June 2010, we recorded a loss on the sale of the investment totaling $4.1 million.  During the second quarter of 2010 we reorganized our Mexico operations by changing our Mexico operation from a buy-sell manufacturing operation to a consignment contract manufacturer.   As a result of this change, we expect that our taxable income in the United States will increase and our taxable income in Mexico will decrease.

Net Income (Loss)

Net income in the second quarter of 2010 was $10.1 million, or $0.38 per diluted share, compared to net loss of $(21.0) million, or $(0.79) per diluted share, in the second quarter of 2009.  Net income in the first half of 2010 was $19.0 million, or $0.71 per diluted share, compared to net loss of $(77.5) million, or $(2.90) per diluted share, in the first half of 2009.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, net cash provided by operating activities and other external sources of funds.  Working capital and our current ratio were $274.7 million and 4.6:1, respectively, at June 27, 2010, versus $241.4 million and 4.6:1 at December 27, 2009.  We have no long-term debt.  As of June 27, 2010, our cash, cash equivalents and short-term investments totaled $143.4 million compared to $140.5 million at December 27, 2009 and $169.3 million at June 28, 2009.

The decrease in cash, cash equivalents and short-term investments since June 28, 2009 was due principally to an increase in accounts receivable and inventories, due to the increased sales and production activities during the first two quarters of 2010 compared to the depressed levels experienced in the comparable period a year ago.  For the foreseeable future, we expect all working capital requirements, funds required for investing activities and cash dividend payments to be funded from internally generated funds or existing cash, cash equivalents and short-term investments.  The decrease in cash provided by operating activities and in cash, cash equivalents and short-term investments experienced in the first half of 2010 may not necessarily be indicative of future results.

Net cash provided by operating activities decreased $31.7 million to $4.9 million for the twenty-six weeks ended June 27, 2010, compared to $36.6 million provided during the same period a year ago.  The changes in net income and in non-cash items included in net income increased net cash provided by operating activities by $66.8 million.  This $66.8 million increase was offset by the net change in working capital components and other operating assets and liabilities, totaling $98.5 million.  The major changes in working capital components were an increase in accounts receivable by $80.1 million, due to the significant increase in sales compared to the comparable period in 2009; an increase in inventories by $29.8 million, due to higher customer demand in the 2010 period; offset by an increase in accounts payable being higher by $16.0 million.

Our principal investing activity during the twenty-six weeks ended June 27, 2010 was funding $2.8 million of capital expenditures and $4.9 million in cash proceeds received from the sale of Suoftec.  Similar investing activities during the same period a year ago included funding $5.7 million of capital expenditures.  The capital expenditures in both periods were for ongoing improvements to our existing facilities, none of which were individually significant.

Financing activities during the twenty-six weeks ended June 27, 2010 and June 28, 2009 consisted of the payment of cash dividends on our common stock totaling $8.5 million in both periods.

Investment in India

On June 28, 2010, subsequent to the close of the second quarter of 2010, we executed a share subscription agreement (Agreement) with Synergies Casting Limited (Synergies), and made a $2.5 million investment in Synergies.  Synergies is a private aluminum wheel manufacturer based in Visakhapatnam, India.  The Agreement allows us to make a series of additional investments totaling $7.0 million through December 31, 2010, if certain conditions are met by Synergies.  If these conditions are met and we make the additional investments in Synergies, we will own approximately 26 percent of Synergies on a fully diluted basis.  We will be accounting for our investment in Synergies under the equity method of accounting.

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

During January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires new disclosures around transfers into and out of Levels 1 and 2 in the fair value hierarchy and separate disclosures about purchases, sales, issuances and settlements related to Level 3 measurements. ASU 2010-06 was effective in the first quarter of 2010, except for disclosures regarding purchases, sales, issuances and settlements in the rollforward of Level 3 activity. The adoption of this standard during the first six months of 2010 had no impact on our results of operations or financial position.  The additional Level 3 disclosures will be effective for our first quarter of 2011 and we are currently evaluating the impact of these new disclosure requirements on our consolidated financial statements.

Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, changing commodity prices for the materials used in the manufacture of our products and the development of new products.

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable of these operations requires the transfer of funds denominated in the Mexican peso, the value of which increased by 3 percent in relation to the U.S. dollar in the first two quarters of 2010.  Foreign currency transaction losses in the second quarter of 2010 totaled $1.0 million compared to a loss of $1.5 million in the comparable period a year ago.  For the first two quarters of 2010, foreign currency transaction losses totaled $1.5 million compared to a loss of $1.6 million in 2009.  All transaction gains and losses are included in other expense in the condensed consolidated statement of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at June 27, 2010 of $58.3 million. Translation gains and losses are included in other comprehensive income (loss) in the condensed consolidated statements of shareholders’ equity and comprehensive income (loss).

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

We currently have several purchase agreements for the delivery of natural gas through 2012.  Due to the closures of our manufacturing facility in Van Nuys, California in June 2009 and our manufacturing facility in Pittsburg, Kansas in December 2008, we no longer qualify for the NPNS exemption provided under U.S. GAAP for the remaining natural gas purchase commitments related to those facilities.  The natural gas purchase commitments covering these facilities were settled in the first quarter of 2010.  The cash paid to settle these contracts was not material.  In 2009, we concluded that the natural gas purchase commitments for our manufacturing facility in Arkansas and certain natural gas commitments for our facilities in Chihuahua, Mexico no longer qualified for the NPNS exemption since we could no longer assert that it was probable we would take full delivery of the contracted quantities in light of the continued decline of our industry.  These natural gas purchase commitments are classified as being with “no hedging designation” and, accordingly, we are required to record any gains and/or losses associated with the changes in the estimated fair values of these commitments in our current earnings.  The contract and fair values of these purchase commitments classified as “no hedging designation” at June 27, 2010 were $3.2 million and $1.8 million, respectively, which represents a gross liability of $1.4 million which was included in accrued expenses in our June 27, 2010 condensed consolidated balance sheet. The gains and losses on these commitments totaled a gain of $1.1 million in the second quarter of 2010 and a gain of $1.6 million for the first half of 2010.  For the same periods of 2009, the gains and losses on these commitments totaled a gain of $0.5 million in the second quarter and a loss of $3.4 million in the first half of the year.  These gains and losses were included in cost of sales on our condensed consolidated statements of operations for the respective periods in 2010 and 2009.

Based on the quarterly analysis of our estimated future production levels, certain natural gas purchase commitments with a contract value of $6.2 million and a fair value of $4.5 million for our manufacturing facilities in Mexico continue to qualify for the NPNS exemption provided under U.S. GAAP, since we can assert that it is probable we will take full delivery of the contracted quantities.  The contract and fair values of all natural gas purchase commitments were $9.4 million and $6.3 million, respectively, at June 27, 2010.  As of December 27, 2009, the aggregate contract and fair values of natural gas commitments were approximately $17.3 million and $12.4 million, respectively.  Percentage changes in the market prices of natural gas will impact the fair values by a similar percentage.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 27, 2010.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 27, 2010, our disclosure controls and procedures were not effective due to the material weakness discussed below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  Management identified the following material weakness in the company’s internal control over financial reporting as of June 27, 2010.  At the beginning of the second quarter of 2010, we implemented a new Enterprise Resource Planning (ERP) system, which included a reorganization of the legal structure of our Mexico operation.  The complexities of the dual implementations caused numerous issues and delays that required additional analytical reviews and reconciliations of various reports generated from the new ERP system.  The company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training to perform the required analytical reviews and reconciliations in a timely manner in order to file this Quarterly Report on Form 10-Q within the time period specified by SEC rules and forms.  We expect to have these issues resolved prior to the end of the third quarter of 2010 and to complete the documentation and testing of the corrective processes and remediation of this material weakness by the end of 2010.

Inherent Limitations on Effectiveness of Controls

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple errors or mistakes. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our control system can prevent or detect all error or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

We implemented the new ERP system during the second quarter of 2010.  The implementation was completed and the system went “live” on March 29, 2010.  An ERP system is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable, inventory management and accounting. This implementation was subject to various testing and review procedures prior to execution.  In addition to ERP implementation, we reorganized the legal structure of our Mexico operation from a buy-sell manufacturing operation to a consignment contract manufacturer which resulted in changes to the accounting of various transactions.  In connection with this ERP system implementation, we will update our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We do not believe that this ERP system implementation or the reorganization of the legal structure of our Mexico operation will have an adverse impact on our internal control over financial reporting once we have remediated the material weakness identified above.  Other than the items noted above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales or repurchases of our common stock during the second quarter of 2010.

Item 6.  Exhibits

3.1	Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 25, 2010).

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC. (Registrant)

Date: August 13, 2010	/s/ Steven J. Borick
Steven J. Borick Chairman, Chief Executive Officer and President

Date: August 13, 2010	/s/ Emil J. Fanelli
Emil J. Fanelli Chief Accounting Officer and acting Chief Financial Officer