Form 10-Q
period 2010-09-26
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2010-11-05
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

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
Yes  ☐    No  ☑

Number of shares of no par value common stock outstanding as of October 29, 2010: 26,726,940

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

NET SALES	$183,712	$111,371	$528,470	$273,805
Cost of sales	163,994	107,149	468,232	296,152

GROSS PROFIT (LOSS)	19,718	4,222	60,238	(22,347)

Selling, general and administrative expenses	8,337	5,781	21,886	16,394
Impairment of long-lived assets	-	-	-	11,804

INCOME (LOSS) FROM OPERATIONS	11,381	(1,559)	38,352	(50,545)

Loss on sale of joint venture	-	-	(4,110)	-
Interest income, net	727	844	1,408	1,603
Other income (expense), net	493	818	(713)	(1,636)

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY EARNINGS	12,601	103	34,937	(50,578)

Income tax provision	(2,204)	(8,772)	(2,705)	(32,415)
Equity in losses of joint venture	-	(4,072)	(2,847)	(7,218)

NET INCOME (LOSS)	$10,397	$(12,741)	$29,385	$(90,211)

INCOME (LOSS) PER SHARE - BASIC	$0.39	$(0.48)	$1.10	$(3.38)

INCOME (LOSS) PER SHARE - DILUTED	$0.39	$(0.48)	$1.10	$(3.38)

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16	$0.48	$0.48

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share amounts)
(Unaudited)

	September 26, 2010	December 27, 2009
ASSETS
Current assets:
Cash and cash equivalents	$130,814	$134,315
Short term investments	5,231	6,152
Accounts receivable, net	136,621	88,991
Inventories, net	62,186	47,612
Income taxes receivable	-	8,930
Deferred income taxes	2,039	777
Assets held for sale	6,605	6,771
Other current assets	20,288	14,584
Total current assets	363,784	308,132

Property, plant and equipment, net	167,233	180,121
Investment in joint venture	2,500	23,602
Non-current deferred income taxes	21,670	7,781
Other assets	17,754	22,217
Total assets	$572,941	$541,853

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,497	$24,574
Accrued expenses	43,496	42,202
Income taxes payable	141	-
Total current liabilities	75,134	66,776

Non-current tax liabilities	30,337	46,634
Non-current deferred income taxes	49,055	22,385
Other non-current liabilities	30,012	32,786
Commitments and contingencies (Note 16)	-	-
Shareholders' equity:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued - none	-	-
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 26,705,440 shares (26,668,440 shares at December 27, 2009)	58,265	56,854
Accumulated other comprehensive loss	(59,424)	(56,576)
Retained earnings	389,562	372,994
Total shareholders' equity	388,403	373,272
Total liabilities and shareholders' equity	$572,941	$541,853

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 26, 2010	September 27, 2009

NET CASH PROVIDED BY OPERATING ACTIVITIES	$7,047	$13,712

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(5,462)	(7,443)
Proceeds from sale of investments	5,000	-
Proceeds from sale of joint venture investment	4,945	-
Purchase of equity investments	(2,500)	-
Proceeds from sales of fixed assets	271	883
Purchase of investments	-	(9,708)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,254	(16,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(12,817)	(12,800)
Proceeds from exercise of stock options	15	-
NET CASH USED IN FINANCING ACTIVITIES	(12,802)	(12,800)

Net decrease in cash and cash equivalents	(3,501)	(15,356)

Cash and cash equivalents at the beginning of the period	134,315	146,871

Cash and cash equivalents at the end of the period	$130,814	$131,515

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock
	Number of Shares	Amount	Accumulated Other Comprehensive Income (Loss) (1)	Retained Earnings	Total

BALANCE AT
DECEMBER 27, 2009	26,668,440	$56,854	$(56,576)	$372,994	$373,272

Comprehensive income (loss):

Net income	-	-	-	29,385	29,385
Other comprehensive income, net of tax:
Foreign currency translation gain	-	-	1,867	-	1,867
Sale of investment in joint venture	-	-	(4,715)	-	(4,715)
Total comprehensive income					26,537

Stock options exercised	1,000	15	-	-	15
Issuance of restricted stock	40,000	-	-	-	-
Cancellation of restricted stock	(4,000)	-	-	-	-
Stock-based compensation expense	-	1,807	-	-	1,807
Tax impact of stock options	-	(411)	-	-	(411)
Cash dividends declared ($0.48 per share)	-	-	-	(12,817)	(12,817)

BALANCE AT SEPTEMBER 26, 2010	26,705,440	$58,265	$(59,424)	$389,562	$388,403

(1)
Comprehensive loss, net of tax was $(82,885) for the thirty-nine weeks ended September 27, 2009, which included: net loss of $(90,211), foreign currency translation adjustment gain of $7,296 and an unrealized gain of $30 on our pension obligation.

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Notes to Condensed Consolidated Financial Statements
September 26, 2010
(Unaudited)

Note 1 – Nature of Operations

Headquartered in Van Nuys, California, the principal business of Superior Industries International, Inc. (referred to herein as the “company” or in the first person notation “we,” “us” and “our”) is the design and manufacture of aluminum road wheels for sale to original equipment manufacturers (OEM). We are one of the largest suppliers of cast aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States and Mexico.  During the second quarter of 2010, we sold our investment in our Hungarian joint venture.  See Note 3 – Investment in Joint Ventures for further discussion of the sale of our joint venture investment in Hungary.  Customers headquartered in North America represent the principal market for our products. In addition, the majority of our sales to international customers are delivered primarily to their assembly operations in North America.

Ford Motor Company (Ford), General Motors Company (GM) and Chrysler Group LLC (Chrysler), together represented approximately 80 percent of our total wheel sales during the first three quarters of 2010 and 81 percent for the 2009 fiscal year. We also manufacture aluminum wheels for BMW, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen.  The loss of all or a substantial portion of our sales to Ford, GM or Chrysler would have a significant adverse impact on our operating results and financial condition. This risk is partially mitigated by our long-term relationships with these OEM customers and our supply arrangements which are generally for multi-year periods.

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

Our customers continue to request price reductions as they respond to their own financial challenges and take advantage of the increasing globalization of the competitive supply base for our products.  We are engaged in ongoing programs to reduce our own costs through improved operational and procurement practices in an attempt to mitigate the impact of these pricing pressures.  However, factors such as inconsistent customer order patterns, increasing product complexity and heightened quality standards are making it increasingly more difficult to react to continuing pricing pressure.  While we will continue to strive to reduce our costs and improve operational efficiency, these strategies may not be sufficient to offset the impact of ongoing pricing pressures and potential  reductions in customer demand in future periods.  It also is possible that as we incur costs to implement these improvement strategies, the initial impact on our future financial position, results of operations and cash flow may be negative.

While we have seen improvement in the U.S. automotive industry in recent quarters, vehicle production levels still remain below what historically would be considered normal levels and there is no guarantee that the recent improvements will be sustained or that reductions in current production levels will not occur in future periods.  Vehicle demand is subject to many unpredictable factors such as changes in the general economy, gasoline prices, consumer credit availability and interest rates.  Demand for aluminum wheels can be further affected by other factors, including pricing and performance comparisons to competitive materials such as steel.  Finally, the demand for our products is influenced by shifts of market share between vehicle manufacturers and the specific penetration of individual vehicle platforms being sold into the market. While we have had long-term relationships with our customers and our supply arrangements are generally for multi-year periods, increasingly global procurement practices, the pace of new vehicle introduction and demand for price reductions may make it more difficult to maintain long-term supply arrangements with our customers, and there are no guarantees that we will be able to negotiate supply arrangements on terms acceptable to us in the future.

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

We use a 4-4-5 convention for our fiscal quarters, which are thirteen week periods generally ending on the last Sunday of each calendar quarter.  We refer to these thirteen week fiscal periods as “quarters” throughout this report.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended September 26, 2010 and September 27, 2009, (ii) the condensed consolidated balance sheets at September 26, 2010 and December 27, 2009, (iii) the condensed consolidated statements of cash flows for the thirty-nine week periods ended September 26, 2010 and September 27, 2009, and (iv) the condensed consolidated statement of shareholders’ equity and comprehensive income (loss) for the thirty-nine week period ended September 26, 2010. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP.  The condensed consolidated balance sheet as of December 27, 2009 was derived from our 2009 audited financial statements, but does not include all disclosures required by U.S. GAAP.

Note 3 – Investment in Joint Ventures

Joint Venture in Hungary

On June 18, 2010, we sold our 50-percent ownership interest in Suoftec Light Metal Products Production & Distribution Ltd. (Suoftec), the company’s joint venture manufacturing facility in Hungary, to our partner in the joint venture, Otto Fuchs Kg, based in Meinerzhagen, Germany.  Suoftec manufactures cast and forged aluminum wheels principally for the European automobile industry.  Being 50-percent owned and non-controlled, Suoftec was not consolidated, but was accounted for using the equity method of accounting.  During the second quarter of 2010, we made a strategic decision to liquidate our investment in Suoftec.  The total sales price of our investment was 4.0 million euros, or $4.9 million, in cash which was received during the second quarter of 2010, and 3.0 million euros, representing our unconditional right to receive machinery and equipment from Suoftec.  As of June 27, 2010, we recorded a receivable in the amount of $3.7 million which, due to the strengthening of the euro since that date, has increased to $4.0 million as of September 26, 2010.  This receivable has been included in accounts receivable in the condensed consolidated balance sheet as of September 26, 2010.  As of the date of sale, the net investment in Suoftec, including amounts included in other comprehensive income, was approximately $12.8 million, resulting in a loss on the sale of our investment of $4.1 million.  Legal and other costs related to the sale of our investment in Suoftec were minimal.

Included below are summary statements of operations for Suoftec through the date of sale in June 2010 and for the thirteen and thirty-nine week periods ended September 27, 2009.

(Dollars in thousands)	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	September 27, 2009	September 26, 2010	September 27, 2009
Net sales	$21,284	$39,456	$59,926
Cost of sales	27,631	43,347	72,734
Gross loss	(6,347)	(3,891)	(12,808)
Selling, general and administrative expenses	459	1,145	1,360
Loss from operations	(6,806)	(5,036)	(14,168)
Other expense, net	(281)	(1,089)	(698)
Loss before income taxes	(7,087)	(6,125)	(14,866)
Income tax (provision) benefit	(1,291)	3	60
Net loss	$(8,378)	$(6,122)	$(14,806)

50-percent of Suoftec net loss	$(4,189)	$(3,061)	$(7,403)
Intercompany profit elimination	117	214	185
Equity losses of joint venture	$(4,072)	$(2,847)	$(7,218)

Investment in India

On June 28, 2010, we executed a share subscription agreement (Agreement) with Synergies Casting Limited (Synergies), and made a $2.5 million investment in Synergies, representing 8.7 percent of the total equity of the Company.  Synergies is a private aluminum wheel manufacturer based in Visakhapatnam, India.  The Agreement allows us to make a series of additional investments totaling $7.0 million through December 31, 2010, if certain conditions are met by Synergies.  If these conditions are met and we make the additional investments in Synergies, we will own approximately 26 percent of Synergies on a fully diluted basis.  We have accounted for our investment in Synergies under the equity method of accounting.  During the thirteen weeks ended September 26, 2010, our share of Synergies income was not material.

Note 4 – Impairment of Long-Lived Assets and Equity Method Investments

Due to the financial condition of our major customers and others in the automotive industry, we tested our long-lived assets for impairment during each quarter of 2009.  During the first three quarters of 2010, we closely monitored our long-lived assets for indicators of impairment in accordance with U.S. GAAP and did not identify any indicators that triggered the need for impairment testing during those periods.

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

Additionally, our 50-percent owned joint venture in Hungary (Suoftec) had also been affected by these same economic conditions.  As a result, management of the joint venture tested their long-lived assets for impairment during each quarter of 2009 and through the first quarter of 2010. We also tested our investment in Suoftec for an other-than-temporary impairment (OTTI) during these same periods.  The long-lived asset impairment test performed during the fourth quarter of 2009 indicated that the estimated undiscounted future cash flows would not be sufficient to cover the carrying value of the asset group, which resulted in an impairment of the long-lived assets of the group. We recorded our share of the impairment charge, or $14.4 million, in our equity in earnings (losses) from joint ventures in the fourth quarter of 2009.  During the first quarter of 2010, Suoftec’s management did not identify any additional indicators of impairment that triggered an impairment test of Suoftec’s long-lived assets under U.S. GAAP.  In connection with our OTTI testing for Souftec through the first quarter of 2010, the fair value of the investment was determined on a held-in-use basis using discounted cash flows.  As of the date of sale in June 2010, the value of our investment was determined based upon liquidation values, rather than the held-in-use method used for the OTTI testing, which resulted in the $4.1 million loss on sale that was recorded.

Note 5 – Stock-Based Compensation

Our 2008 Equity Incentive Plan authorizes us to issue incentive and non-qualified stock options, as well as stock appreciation rights, restricted stock and performance units to our non-employee directors, officers, employees and consultants totaling up to 3.5 million shares of common stock. No more than 100,000 shares may be used under such plan as “full value” awards, which include restricted stock and performance units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  At September 26, 2010, there were 2.5 million shares available for future grants under this plan. Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options granted under this plan require no less than a three year ratable vesting period.

During the first three quarters of 2010, we granted options for a total of 433,500 shares, compared to 622,500 options granted during the first three quarters of 2009.  The weighted average fair values at the grant dates for options issued during the first three quarters of 2010 and 2009 were $4.07 per option and $3.95 per option, respectively. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for 2010 and 2009, respectively: (i) dividend yield on our common stock of 4.22 percent and 3.68 percent; (ii) expected stock price volatility of 36.7 percent and 37.3 percent; (iii) a risk-free interest rate of 2.92 percent and 3.03 percent; and (iv) an expected option term of 7.0 years and 6.9 years.  During the first three quarters of 2010, 1,000 stock options were exercised. No stock options were exercised in the first three quarters of 2009.

During the first three quarters of 2010, we also granted 40,000 shares of restricted stock, or “full value” awards, which vest ratably over a four-year period.  The fair value of each issued restricted share on the date of grant was $16.32.  Restricted share awards, which are subject to forfeiture if employment terminates prior to the shares vesting, are expensed ratably over the vesting period.  Shares of restricted stock are considered issued and outstanding shares at the date of grant and have the same dividend and voting rights as other common stock.  Dividends paid on the restricted stock are non-forfeitable if the restricted stock do not ultimately vest.  During the third quarter of 2010, 4,000 of the issued restricted stock were cancelled due to the termination of the grantee.

Stock-based compensation expense related to our unvested stock options and restricted stock awards during the thirteen and thirty-nine week periods ended September 26, 2010 and September 27, 2009 was allocated as follows:

(Dollars in thousands)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Cost of sales	$117	$98	$330	$259
Selling, general and administrative	452	482	1,477	1,439
Stock-based compensation expense before income taxes	569	580	1,807	1,698
Income taxes	-	-	-	-
Stock-based compensation expense after income taxes	$569	$580	$1,807	$1,698

As discussed in Note 10 – Income Taxes, we have provided valuation allowances on our U.S. deferred tax assets.  Consequently, the income tax benefit on our stock-based compensation expense in each of the first three quarters of 2010 and 2009 was entirely offset by changes in valuation allowances.  As of September 26, 2010, a total of $4.5 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.7 years.  There were no significant capitalized stock-based compensation costs at September 26, 2010 and December 27, 2009.

Note 6 - New Accounting Standards

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

Note 7 – Business Segments

Our Chairman and Chief Executive Officer is our chief operating decision maker (CODM).  Our CODM evaluates both consolidated and disaggregated financial information at each manufacturing facility in deciding how to allocate resources and assess performance.  Each manufacturing facility functions as a separate cost center, manufactures the same products, ships product to the same group of customers, utilizes the same cast manufacturing process and, as a result, production can be transferred among our facilities.  Accordingly, we operate as a single integrated business and, as such, have only one operating segment - automotive wheels.  Net sales and net property, plant and equipment by geographic area are summarized below.

(Dollars in thousands)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Net sales:	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
U.S.	$69,087	$32,620	$185,025	$101,110
Mexico	114,625	78,751	343,445	172,695
Consolidated net sales	$183,712	$111,371	$528,470	$273,805

Property, plant and equipment, net:			September 26, 2010	December 27, 2009
U.S.			$44,141	$48,311
Mexico			123,092	131,810
Consolidated property, plant and equipment, net			$167,233	$180,121

Note 8 – Pre-Production Costs Related to Long-Term Supply Arrangements

We incur pre-production engineering and tooling costs related to the products produced for our customers under long-term supply arrangements.  Customer-owned tooling for which reimbursement is contractually guaranteed by the customer included in our other assets as of September 26, 2010 was $11.7 million, net of accumulated amortization of $21.5 million, and at December 27, 2009 was $11.8 million, which was net of $15.1 million of accumulated amortization.  Deferred tooling reimbursement revenues included as part of accrued expenses and other non-current liabilities, were $5.4 million and $2.0 million, respectively, as of September 26, 2010 and $7.0 million and $4.8 million, respectively, as of December 27, 2009.  Tooling reimbursement revenues, included in net sales in the condensed consolidated statements of operations totaled $1.7 million and $1.8 million for the thirteen weeks ended September 26, 2010 and September 27, 2009, respectively, and $7.0 million and $6.3 million for the thirty-nine weeks ending September 26, 2010 and September 27, 2009, respectively.

Note 9 – Income (Loss) Per Share

In accordance with U.S. GAAP, basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share includes the dilutive effect of outstanding stock options and restricted share awards, calculated using the treasury stock method.

The computation of diluted earnings per share does not include stock option or restricted stock awards that were outstanding and anti-dilutive (i.e., including such awards would result in higher earnings per share), since the exercise prices of these awards exceeded the average market price of the company’s common stock during the respective periods.  For the thirteen and thirty-nine week periods ended September 26, 2010, 3.1 million and 3.8 million shares, respectively, were excluded from the computations.  For both the thirteen and thirty-nine week periods ended September 27, 2009, 3.5 million shares, were excluded from those computations.  Additionally, because of the net losses for the 2009 periods, an additional 0.1 million shares were also excluded from the computations. Summarized below are the calculations of basic and diluted earnings (loss) per share.

(In thousands, except per share amounts)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Basic Income (Loss) per Share:
Reported net income (loss)	$10,397	$(12,741)	$29,385	$(90,211)
Basic income (loss) per share	$0.39	$(0.48)	$1.10	$(3.38)
Weighted average shares outstanding - Basic	26,669	26,668	26,668	26,668

Diluted Income (Loss) per Share:
Reported net income (loss)	$10,397	$(12,741)	$29,385	$(90,211)

Diluted income (loss) per share	$0.39	$(0.48)	$1.10	$(3.38)

Weighted average shares outstanding	26,669	26,668	26,668	26,668
Weighted average dilutive stock options	48	-	57	-
Weighted average shares outstanding - Diluted	26,717	26,668	26,725	26,668

Note 10 – Income Taxes

Income taxes are accounted for pursuant to U.S. GAAP which requires the use of the liability method and the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in the provision for income taxes in the period of enactment. U.S. income taxes on undistributed earnings of our international subsidiaries have not been provided as such earnings are considered permanently reinvested. Tax credits and special deductions are accounted for as a reduction of the provision for income taxes in the period in which the credits arise.

When determining whether a valuation allowance is required for our U.S. federal deferred tax assets, we consider all positive and negative evidence available at that time including the state of the automotive industry, historical operating results and current projections of future operating results. In the first quarter of 2009, due to our recent history of U.S. operating losses and the continued uncertainty facing the automotive industry, we determined that a valuation allowance totaling $25.3 million was required at that time against our U.S. federal deferred tax assets.  During the second and third quarters of 2009, we established additional valuation allowances for our U.S. deferred tax assets in the amount of $12.2 million and for our Mexico deferred tax assets in the amount of $6.3 million.

During 2010, we are continuing to evaluate all available positive and negative evidence, and although the Company is once again profitable, we do not believe it is appropriate to reverse the full valuation allowance and, further, we do not expect to reverse the full valuation allowance in 2010. However, during 2010 we are releasing the portion of the valuation allowance to the extent that we generate income that can be offset by net operating loss carry-forwards (NOLs).

We are a multinational company subject to taxation in many jurisdictions.  We record liabilities dealing with uncertainty in the application of complex tax laws and regulations in the various taxing jurisdictions in which we operate.  If we determine that payment of these liabilities will be unnecessary, we reverse the liability and recognize the tax benefit during the period in which we determine the liability no longer applies.  Conversely, additional tax liabilities will be recorded in a period in which we determine that the ultimate assessment is expected to be more than the recorded liability.  The effects of recording liability increases and decreases are included in the effective income tax rate.

As a result of the completion of an examination in the first quarter of 2010, we recognized a net $10.4 million tax benefit, which was comprised of $17.4 million of previously unrecognized tax benefits that were partially offset by a reduction in deferred tax assets related to the unrecognized tax benefits in the amount of $7.0 million.  Within the next twelve month period ending September 25, 2011, we do not anticipate recognizing any benefit from reversing any of the $30.3 million liability established for unrecognized tax benefits and related interest and penalties, as of September 25, 210, as a result of expirations of statutes of limitations or terminations of examinations.

The income tax provision on income before income taxes and equity earnings for the thirty-nine weeks ended September 26, 2010 was $2.7 million, which was an effective income tax rate of 7.0 percent. The effective tax rate is affected both downwards and upwards by several factors.  First, and as described immediately above, the income tax provision was reduced in the first quarter of 2010 by a net $10.4 million to recognize the favorable outcome of a tax examination.  We are also utilizing net operating loss carryforwards in the U.S. net impact of which is reflected in the tax provision and serves to further reduce the effective tax rate.  Partially offsetting these items is a higher effective rate in Mexico reflecting the expected impact of being taxed under the IETU tax regime in 2010, and the $4.1 million loss on the sale of our investment in Suoftec for which no tax benefit has been recorded.

During the thirty-nine weeks ended September 27, 2009, our effective income tax rate differed from the federal statutory rate primarily due to the full valuation allowance of $43.8 million provided to offset our beginning deferred tax assets in the U.S. and Mexico.  We also did not record any tax benefits related to U.S. losses incurred during 2009.

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

Note 11 – Short-Term Investments

Due to the tightened credit conditions and the turmoil in the automotive industry in 2008 and 2009, the financial institutions that we do business with required that we maintain various deposits as compensating balances in the event of default on certain obligations.  In lieu of acquiring collateralized letters of credit, we purchased certificates of deposit with maturity dates that expire within twelve months that are used to secure our workers’ compensation obligations and our natural gas contracts in Mexico.  At September 26, 2010, certificates of deposit totaling $5.2 million, which are restricted in use, are classified as short-term investments on our condensed consolidated balance sheet.  It is our intention to eliminate any restricted deposits in the future when credit conditions return to normal and other forms of securitization become more economically feasible.

Note 12 – Accounts Receivable

(Dollars in thousands)
	September 26, 2010	December 27, 2009
Trade receivables	$127,206	$82,065
Receivable from Otto Fuchs Kg	4,039	-
Receivable from joint venture	-	2,764
Other receivables	6,601	4,648
	137,846	89,477
Allowance for doubtful accounts	(1,225)	(486)
Accounts receivable, net	$136,621	$88,991

Note 13 – Inventories

(Dollars in thousands)
	September 26, 2010	December 27, 2009
Raw materials	$13,884	$7,281
Work in process	31,338	19,230
Finished goods	16,964	21,101
Inventories, net	$62,186	$47,612

Note 14 – Property, Plant and Equipment

(Dollars in thousands)
	September 26, 2010	December 27, 2009
Land and buildings	$70,785	$69,589
Machinery and equipment	402,715	386,785
Leasehold improvements and others	8,317	8,379
Construction in progress	4,447	8,444
	486,264	473,197
Accumulated depreciation	(319,031)	(293,076)
Property, plant and equipment, net	$167,233	$180,121

Depreciation expense was $7.2 million for the thirteen weeks ended September 26, 2010, and $7.9 million for the comparable period ended September 27, 2009.  Depreciation expense was $22.3 million for the thirty-nine weeks ended September 26, 2010, and $23.4 million for the comparable period ended September 27, 2009.  Impairment charges are recorded in the appropriate fixed assets cost categories in the table above as discussed in Note 4 – Impairment of Long-Lived Assets and Equity Method Investments.

Note 15 – Retirement Plans

We have an unfunded supplemental executive retirement plan covering our directors, officers and other key members of management.  Subject to certain vesting requirements, the plan provides for retirement benefits based on the average of the final 36 months of base salary.  Such benefits become payable upon the employee's death or upon attaining age 65, if retired.  The benefits are paid weekly and continue for the retiree’s remaining life or for a minimum of ten years.

For the thirty-nine weeks ended September 26, 2010, payments to retirees or their beneficiaries totaled approximately $694,000.  We presently anticipate benefit payments in 2010 to total approximately $943,000.  The following table summarizes the components of net periodic pension cost for the thirteen and thirty-nine week periods of 2010 and 2009.

(Dollars in thousands)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Service cost	$146	$224	$437	$671
Interest cost	317	302	950	905
Net amortization	-	15	-	46
Net periodic pension cost	$463	$541	$1,387	$1,622

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican peso, the value of which increased by 3 percent in relation to the U.S. dollar in the first three quarters of 2010.  Foreign currency transaction losses in the third quarter of 2010 totaled $0.1 million compared to a gain of $0.7 million in the comparable period a year ago.  For the first three quarters of 2010, foreign currency transaction losses totaled $1.6 million compared to a loss of $1.0 million in 2009.  All transaction gains and losses are included in other income (expense) in the condensed consolidated statement of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at September 26, 2010 of $56.4 million. Translation gains and losses are included in other comprehensive income (loss) in the condensed consolidated statements of shareholders’ equity and comprehensive income (loss).

When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials in order to mitigate commodity price risk. Typically, any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, such normal purchase/normal sale (NPNS) commitments are not subject to the mark-to-market provisions of U.S. GAAP if certain requirements are met, unless there is a change in the facts or circumstances in regard to the probability of taking full delivery of the contracted quantities.

We currently have several purchase agreements for the delivery of natural gas through 2012.  Due to the closures of our manufacturing facility in Van Nuys, California in June 2009 and our manufacturing facility in Pittsburg, Kansas in December 2008, we no longer qualify for the NPNS exemption provided under U.S. GAAP for the remaining natural gas purchase commitments related to those facilities.  The natural gas purchase commitments covering these facilities were settled in the first quarter of 2010.  The cash paid to settle these contracts was not material.  In 2009, we concluded that the natural gas purchase commitments for our manufacturing facility in Arkansas and certain natural gas commitments for our facilities in Chihuahua, Mexico no longer qualified for the NPNS exemption since we could no longer assert that it was probable we would take full delivery of the contracted quantities in light of the continued decline of our industry.  These natural gas purchase commitments are classified as being with “no hedging designation” and, accordingly, we are required to record any gains and/or losses associated with the changes in the estimated fair values of these commitments in our current earnings.  The contract and fair values of these purchase commitments classified as “no hedging designation” at September 26, 2010 were $1.6 million and $0.7 million, respectively, which represents a gross liability of $0.9 million which was included in accrued expenses in our September 26, 2010 condensed consolidated balance sheet. The gains and losses on these commitments totaled a gain of $0.5 million in the third quarter of 2010 and a gain of $2.1 million for the first three quarters of 2010.  For the same periods of 2009, the gains and losses on these commitments totaled a gain of $1.2 million in the third quarter and a loss of $2.2 million for the first three quarters of the year.  These gains and losses were included in cost of sales on our condensed consolidated statements of operations for the respective periods in 2010 and 2009.

Based on the quarterly analysis of our estimated future production levels, certain natural gas purchase commitments with a contract value of $5.0 million and a fair value of $3.2 million for our manufacturing facilities in Mexico continue to qualify for the NPNS exemption provided under U.S. GAAP, since we can assert that it is probable we will take full delivery of the contracted quantities.  The contract and fair values of all natural gas purchase commitments were $6.6 million and $3.9 million, respectively, at September 26, 2010.  As of December 27, 2009, the aggregate contract and fair values of natural gas commitments were approximately $17.3 million and $12.4 million, respectively.  Percentage changes in the market prices of natural gas will impact the fair values by a similar percentage.

The recurring fair value measurement of the natural gas purchase commitments are based on quoted market prices using the market approach and the fair value is determined based on Level 1 inputs within the fair value hierarchy provided under U.S. GAAP.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf.  We may from time to time make written or oral statements that are “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements contained in this report and other filings with the SEC and other reports and public statements.  These statements may, for example, express expectations or projections about future actions or results that we may anticipate but, due to developments beyond our control, do not materialize.  Actual results could differ materially because of issues and uncertainties such as those listed herein, which, among others, should be considered in evaluating our financial outlook.  The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in the automotive industry, including the financial distress of our OEM customers and changes in consumer preferences for end products, fluctuations in production schedules for vehicles for which we are a supplier, increased global competitive pressures, our dependence on major customers and third party suppliers and manufacturers, our ability to achieve cost savings from reductions in manufacturing capacity, our exposure to foreign currency fluctuations, increasing fuel and energy costs, regulatory changes and other factors or conditions described in Item 1A – Risk Factors in Part II of this Quarterly Report on Form 10-Q and in Item 1A – Risk Factors in Part I of our 2009 Annual Report on Form 10-K.  We assume no obligation to update publicly any forward-looking statements.

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

Executive Overview

Comparisons to the third quarter and year-to-date periods a year ago are affected overall by the extremely difficult market conditions in the U.S. automobile industry that existed during those periods and the related key actions by the Company in 2009, which included:

•	Bankruptcy filings by two of our major customers – GM and Chrysler
•	Extended plant shutdowns of certain of our customers light truck and SUV plants in 2009
•	Announcements by customers of plans to discontinue certain product lines
•	Uncertainty of customers’ other restructuring plans
•	Customer demand for our wheels declining over 50 percent in the first half of 2009 when compared to the same period in 2008
•	Impairment charges totaling $11.8 million recorded in the first half of 2009
•	Plant closure and related non-impairment costs in 2009 totaling $4.7 million in the third quarter and $14.2 million for the first three quarters

Accordingly, the comparisons of these periods in 2010 to those in 2009 are very favorable.

Overall North American production of passenger cars and light trucks in the third quarter of 2010 was reported by industry publications as being up by approximately 27 percent versus the comparable period a year ago, with production of passenger cars increasing 17 percent and production of light trucks and SUVs increasing 36 percent.  While production levels of the U.S. automotive industry are markedly better than the third quarter of 2009, which was severely impacted by the deterioration of the U.S. financial markets and overall recessionary economic conditions in the U.S, they are still below what would historically be considered normal production levels.

Consolidated revenues in the third quarter of 2010 increased $72.3 million, or 65 percent, to $183.7 million from $111.4 million in the comparable period a year ago.  Wheel sales in the third quarter of 2010 increased $72.5 million, or 66 percent, to $182.0 million from $109.6 million in the comparable period a year ago, as our wheel shipments increased 45 percent to 2.9 million from 2.0 million a year ago.  Gross profit in the third quarter of 2010 was $19.7 million, or 11 percent of net sales, compared to $4.2 million, or 4 percent of net sales, in the comparable period a year ago.  Net income for the third quarter of 2010 was $10.4 million, or $0.39 per diluted share, compared to a net loss in the third quarter of 2009 of $(12.7) million, or $(0.48) per diluted share.

We are continuing to implement and monitor action plans to improve our operational performance and mitigate the impact of continuing negative pricing pressure on our operating results and financial condition.  While we continue to focus on programs to reduce costs through improved operational and procurement practices, global pricing pressures may continue at a rate faster than our progress on achieving cost reductions for an indefinite period of time.  This is due to the inherently time-consuming nature of developing and implementing these cost reduction programs.  In addition, although we have a portion of our natural gas requirements covered by fixed-price contracts expiring through 2012, costs may increase to a level that cannot be immediately recouped in selling prices.  The impact of these factors on our future operating results and financial condition and cash flows may be negative to an extent that cannot be predicted, and we may not be able to implement sufficient cost-saving strategies to mitigate any future impact.

Results of Operations

(Dollars in thousands, except per share amounts)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Selected data	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Net sales	$183,712	$111,371	$528,470	$273,805
Gross profit (loss)	$19,718	$4,222	$60,238	$(22,347)
Percentage of net sales	10.7%	3.8%	11.4%	-8.2%
Income (loss) from operations	$11,381	$(1,559)	$38,352	$(50,545)
Percentage of net sales	6.2%	-1.4%	7.3%	-18.5%
Net income (loss)	$10,397	$(12,741)	$29,385	$(90,211)
Percentage of net sales	5.7%	-11.4%	5.6%	-32.9%
Diluted income (loss) per share	$0.39	$(0.48)	$1.10	$(3.38)

Net Sales

Consolidated revenues in the third quarter of 2010 increased $72.3 million, or 65.0 percent, to $183.7 million from $111.4 million in the same period a year ago.  Wheel sales in the third quarter of 2010 increased $72.5 million, or 66.0 percent, to $182.0 million from $109.6 million in the same period a year ago, as our wheel shipments increased by 45.2 percent.  The increase in units shipments contributed $49.5 million of the $72.3 million increase in net sales, while higher pass-through pricing of aluminum contributed $18.7 million of the total increase.  The average selling price of our wheels increased approximately 14.4 percent in the third quarter of 2010.  Tooling reimbursement revenues totaled $1.7 million in the third quarter of 2010 and $1.8 million in the same period of 2009.

Consolidated revenues in the first three quarters of 2010 increased $254.7 million, or 93.0 percent, to $528.5 million from $273.8 million in the same period a year ago.  Wheel sales in the first three quarters of 2010 increased $253.9 million, or 94.9 percent, to $521.4 million from $267.5 million in the same period a year ago, as our wheel shipments increased by 71.8 percent.  The increase in unit shipments contributed $192.4 million of the $254.7 million increase in net sales, while higher pass-through pricing of aluminum contributed $50.4 million of the total increase.  The average selling price of our wheels during the first nine months of 2010 increased approximately 13.4 percent.  Wheel program development revenues totaled $7.0 million in the first three quarters of 2010 and $6.3 million in the same period of 2009.

U.S. Operations
Consolidated revenues of our U.S. wheel plants in the third quarter of 2010 increased $37.0 million, or 119.5 percent, to $68.0 million from $31.0 million in the comparable period a year ago.   The increase in revenues in the third quarter of 2010 is primarily attributable to an 87.8 percent increase in unit shipments and a 17.3 percent increase in the average selling price due principally to the increase in the pass-through price of aluminum.  During the first three quarters of 2010, consolidated revenues of our U.S. wheel plants increased $82.6 million, or 86.4 percent, to $178.2 million from $95.6 million in the comparable period a year ago.   The increase in revenues in the first three quarters of 2010 is primarily attributable to increased consumer demand for automobiles and light trucks, which increased our unit shipments 70.1 percent, and to a 9.6 percent increase in the average selling price due principally to the increase in the pass-through price of aluminum.

Mexico Operations
Consolidated revenues of our Mexico wheel plants in the third quarter of 2010 increased $36.2 million, or 46.0 percent, to $114.9 million from $78.5 million in the comparable period a year ago.   The increase in revenues in the third quarter of 2010 is primarily attributable to a 27.8 percent increase in unit shipments and a 13.6 percent increase in the average selling price due principally to the increase in the pass-through price of aluminum.  During the first three quarters of 2010, consolidated revenues of our Mexico wheel plants increased $171.3 million, or 99.5 percent, to $343.3 million from $172.0 million in the comparable period a year ago. The increase in revenues in the first three quarters of 2010 periods is primarily attributable to increased consumer demand for automobiles and light trucks, which increased our unit shipments 73.0 percent, and to a 12.3 percent increase in the average selling price due principally to the increase in the pass-through price of aluminum.

Customer Comparisons
As reported by industry publications, North American production of passenger cars and light trucks in the third quarter was up approximately 26.6 percent compared to the same quarter in the previous year, while our wheel shipments increased 45.2 percent for the same period.  The comparisons to the 2009 periods are impacted overall by the GM and Chrysler bankruptcy filings and the resulting extended assembly plant shutdowns during those periods.  The increase of North American vehicle production included an increase of 16.5 percent for passenger cars and an increase of 35.6 percent for light trucks and SUVs. During the same period, our shipments of passenger car wheels increased by 53.3 percent while light truck wheel shipments increased by 40.1 percent.

Regarding overall customer mix, our shipments in the third quarter of 2010 to GM were 32 percent of total shipments compared to 34 percent a year ago, and wheel shipments to Chrysler were 15 percent of total shipments compared to 13 percent in 2009.  Wheel shipments to Ford were 31 percent of total shipments compared to 35 percent a year ago.  Wheel shipments to our international customers were 22 percent of total sales the third quarter of 2010 compared to 18 percent in the same period 2009.

At the customer level, shipments to GM increased 36 percent compared to the third quarter of 2009, as light truck and SUV wheel shipments increased 26 percent and shipments of passenger car wheels increased 84 percent.  At the program level, major unit shipment increases to GM were for Chevrolet’s Malibu, the GMT800/900 platform, and the Cadillac SRX.  Shipments to Chrysler increased 65 percent compared to the third quarter of 2009, as shipments of light truck and SUV wheels increased 81 percent and passenger car wheels increased 37 percent.  The key Chrysler programs with the largest increases in unit shipments include the Jeep Grand Cherokee, Dodge’s Magnum/Charger, Journey and Caravan.

Shipments to Ford in the third quarter of 2010 increased 31 percent compared to the same period a year go, as light truck and SUV wheel shipments increased 26 percent and shipments of passenger car wheels increased 37 percent.  The major unit shipment increases were for Fiesta, the F Series trucks, Focus, and Fusion.   Shipments to international customers in the third quarter of 2010 increased 75 percent compared to a year ago, as shipments of light truck and SUV wheels increased 93 percent and shipments of passenger car wheels increased 66 percent.  The principal unit shipment increases to international customers in the current period compared to a year ago were for Toyota’s Highlander, Avalon and Venza and Nissan’s Sentra and Versa.

Gross Profit (Loss)

Consolidated gross profit (loss) increased $15.5 million for the third quarter of 2010 to $19.7 million, or 10.7 percent of net sales, compared to $4.2 million, or 3.8 percent of net sales, for the same period a year ago.  As indicated above, unit shipments in the third quarter of 2010 increased 45.2 percent compared to the same period a year ago.  As inventory was replenished in response to higher product demand levels, wheel production increased 60.0 percent compared to the same period a year ago, which significantly increased absorption of plant fixed costs.  This, along with the positive impact of higher sales volume contributed to the significantly higher gross margin in the third quarter of 2010.  Additionally, gross profit in the third quarter of 2009 included one-time termination benefits costs and other non-impairment costs related to plant closures totaling approximately $4.7 million and $0.8 million of gains on the mark-to-market of the natural gas contracts.

Consolidated gross profit (loss) for the first three quarters of 2010 increased $82.5 million to a gross profit of $60.2 million, or 11.4 percent of net sales, compared to a loss of $(22.3) million, or (8.2) percent of net sales, for the same nine month period a year ago.  As indicated above, unit shipments in the first three quarters of 2010 increased 71.8 percent compared to the same period a year ago.  The sharp increase in customer requirements resulted in wheel production also increasing 83.9 percent compared to the same period a year ago, significantly impacting absorption of plant fixed costs.  Additionally, gross profit in the first three quarters of 2009 included one-time termination benefits costs and other non-impairment costs related to plant closures totaling approximately $14.0 million and $2.9 million of losses on the mark-to-market adjustment of the natural gas contracts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2010 increased $2.5 million to $8.3 million, or 4.5 percent of net sales, from $5.8 million, or 5.2 percent of net sales, in the same period in 2009.  The principal increases in the third quarter of 2010 were $1.0 million in additional costs associated with our new enterprise resource planning (ERP) system, $0.6 million in the provision for doubtful accounts and $0.9 million in write downs of certain operating assets.  For the first three quarters of 2010, selling, general and administrative expenses were $21.9 million, or 4.1 percent of net sales, compared to $16.4 million, or 6.0 percent of net sales, for the same period in 2009.  The principal increases in the year-to-date period were $2.2 million in ERP costs, $1.5 million in the provision for doubtful accounts, $0.8 million in incentive compensation, which is based on a percentage of income, and $0.6 million in professional fees.

Impairment of Long-Lived Assets

Due to the financial condition of our major customers and others in the automotive industry during 2009, we tested our long-lived assets for impairment during each quarter of that year.  During the first three quarters of 2010, we closely monitored our long-lived assets for indicators of impairment in accordance with U.S. GAAP and did not identify any indicators of impairment that triggered the need for impairment testing during the first three quarters of 2010.

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

Income (Loss) from Operations

Aluminum, natural gas and other direct material costs are a significant component of our direct costs to manufacture wheels.  These costs are substantially the same for all of our plants since the same suppliers service both our U.S. and Mexico operations. In addition, our operations in the U.S. and Mexico sell to the same customers, utilize the same marketing and engineering resources, have the same material inputs, have interchangeable manufacturing processes and provide the same basic end product.  However, profitability between our U.S. and Mexico operations can vary as a result of differing labor and benefit costs, the mix of wheels manufactured and sold by each plant, as well as differing plant utilization levels resulting from our internal allocation of wheel programs to our plants.

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

Consolidated income (loss) from operations increased $12.9 million in the third quarter of 2010 to income of $11.4 million, or 6.2 percent of net sales, from the loss of $(1.5) million, or (1.4) percent of net sales, in the same period in 2009.  Income from operations of our U.S. operations increased $10.1 million, while income from our Mexican operations increased $6.0 million when comparing 2010 to in the same period in 2009.  Corporate costs incurred during the third quarter of 2010 were $3.2 million higher than the third quarter of 2009

For the first three quarters of 2010, consolidated income (loss) from operations increased $88.9 million to income of $38.4 million, or 7.3 percent of net sales, from the loss of $(50.5) million, or (18.5) percent of net sales, in the same period in 2009.  Income from operations of our U.S. operations increased $55.5 million, while income from our Mexico operations increased $37.1 million when comparing the first three quarters of 2010 to 2009.  Corporate costs incurred during the first three quarters of 2010 were $3.7 million higher than the same period in 2009.   Included below are the major items that impacted income (loss) from operations for our U.S. and Mexico operations during the third quarter and year-to-date periods of 2010.

U.S. Operations
Income (loss) from operations for our U.S. operations in the third quarter of 2010 increased by $10.1 million to income as compared to a loss for the same period a year ago.  Our U.S. operations during all of 2010 consisted of two wheel plants, whereas 2009 included our California wheel manufacturing facility, which ceased operations at the end of the second quarter of 2009.  Approximately $6.4 million of the improvement in the third quarter income from our U.S. operations was attributable primarily to the increases in unit shipments and to an increase in plant utilization in 2010.  The difference in the amount of plant closure costs and other non-impairment charges net of favorable mark-to-market favorable adjustments for our natural gas contracts contributed $3.7 million to the improvement in income from operations for the third quarter 2010 over the third quarter of 2009.

Income (loss) from operations for the first three quarters of 2010 increased by $55.5 million to income from a loss for the first three quarters of 2009.  Approximately $31.7 million of the improvement in 2010 income from our U.S. operations was attributable primarily to the increases in unit shipments in their respective periods and to an increase in plant utilization in 2010.  The difference in the amount of plant closure costs, mark-to-market adjustments for our natural gas contracts and other non-impairment charges recorded in 2010 versus 2009 contributed $12.0 million to the improvement, while the first three quarters of 2009 also included impairment charges totaling $11.8 million that were recorded in the first half of 2009 to reduce the carrying value of certain assets held for sale to their estimated market values.

Mexico Operations
Income (loss) from operations for our Mexico operations increased by $6.0 million in the third quarter of 2010 compared to the third quarter of 2009.  Income (loss) from operations for the first three quarters of 2010 increased by $37.1 million compared the first three quarters of 2009. Mexico operations during 2010 and 2009 consisted of three fully operational wheel plants.  The increase in income from operations of our Mexico operations for the third quarter of 2010 was due primarily to increases in unit shipments and an increase in plant utilization when compared to the third quarter of 2009.  Changes in workforce reduction costs, net of mark-to-market adjustments for our natural gas contracts for the third quarter periods were not significant.  Approximately $34.3 million of the improvement in the 2010 income from our Mexico operations for the first three quarters of 2010 compared to the same period last year was attributable primarily to the increase in unit shipments and to an increase in plant utilization.  Changes in workforce reduction costs, net of mark-to-market adjustments for our natural gas contracts accounted for the remaining $2.8 million of the improvement.

U.S. versus Mexico Production
Wheels produced by our Mexico and U.S. operations accounted for 62 percent and 38 percent, respectively, of our total production for both the thirteen-week and thirty-nine week periods ended September 26, 2010.  We anticipate that the percentage of production in Mexico will remain between 60 percent and 65 percent of our total production for the remainder of 2010.

Loss on Sale of Joint Venture

On June 18, 2010, we sold our 50 percent ownership interest in Suoftec Light Metal Products Production & Distribution Ltd. (Suoftec), the company’s joint venture manufacturing facility in Hungary, to our partner in the joint venture, Otto Fuchs Kg, based in Meinerzhagen, Germany.  Suoftec manufactures cast and forged aluminum wheels principally for the European automobile industry.  Being 50-percent owned and non-controlled, Suoftec was not consolidated, but accounted for using the equity method of accounting.  During the second quarter of 2010, we made a strategic decision to liquidate our investment in Suoftec.  The total sales price of our investment was 4 million euros, or $4.9 million, in cash which was received during the second quarter of 2010, and 3 million euros, or $3.7 million, worth of machinery and equipment.  As of June 27, 2010, we recorded a receivable in the amount of $3.7 million, which represented our unconditional right to receive machinery and equipment from Suoftec.  Due to the strengthening of the euro against the U.S. dollar, this receivable was increased to $4.0 million as of September 26, 2010.  This receivable has been included in other accounts receivable in the condensed consolidated balance sheet.  The net investment in Suoftec, including amounts included in other comprehensive income, as of the date of sale was approximately $12.8 million, resulting in a loss on the sale of our investment of $4.1 million.  Legal and other costs related to the sale of our investment in Suoftec were minimal.

Income Taxes

Income taxes are accounted for pursuant to U.S. GAAP which requires the use of the liability method and the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in the provision for income taxes in the period of enactment. U.S. income taxes on undistributed earnings of our international subsidiaries have not been provided as such earnings are considered permanently reinvested. Tax credits and special deductions are accounted for as a reduction of the provision for income taxes in the period in which the credits arise.

When determining whether a valuation allowance is required for our U.S. federal deferred tax assets, we consider all positive and negative evidence available at that time including the state of the automotive industry, historical operating results and current projections of future operating results. In the first quarter of 2009, due to our recent history of U.S. operating losses and the continued uncertainty facing the automotive industry, we determined that a valuation allowance totaling $25.3 million was required at that time against our U.S. federal deferred tax assets.  During the second and third quarters of 2009, we established additional valuation allowances for our U.S. deferred tax assets in the amount of $12.2 million and for our Mexico deferred tax assets in the amount of $6.3 million.

During 2010, we are continuing to evaluate all available positive and negative evidence, and although the Company is once again profitable, we do not believe it is appropriate to reverse the full valuation allowance and, further, we do not expect to reverse the full valuation allowance in 2010. However, during 2010 we are releasing the portion of the valuation allowance to the extent that we generate income that can be offset by net operating loss carry-forwards (NOLs).

We are a multinational company subject to taxation in many jurisdictions.  We record liabilities dealing with uncertainty in the application of complex tax laws and regulations in the various taxing jurisdictions in which we operate.  If we determine that payment of these liabilities will be unnecessary, we reverse the liability and recognize the tax benefit during the period in which we determine the liability no longer applies.  Conversely, additional tax liabilities will be recorded in a period in which we determine that the ultimate assessment is expected to be more than the recorded liability.  The effects of recording liability increases and decreases are included in the effective income tax rate.

As a result of the completion of an examination in the first quarter of 2010, we recognized a net $10.4 million tax benefit, which was comprised of $17.4 million of previously unrecognized tax benefits that were partially offset by a reduction in deferred tax assets related to the unrecognized tax benefits in the amount of $7.0 million.  Within the next twelve month period ending September 25, 2011, we do not anticipate recognizing any benefit from reversing any of the $30.3 million liability established for unrecognized tax benefits and related interest and penalties as a result of expirations of statutes of limitations or terminations of examinations.

The income tax provision on income before income taxes and equity earnings for the thirty-nine weeks ended September 26, 2010 was $2.7 million, which was an effective income tax rate of 7.0 percent. The effective tax rate is affected both downwards and upwards by several factors.  First, and as described immediately above, the income tax provision was reduced in the first quarter of 2010 by a net $10.4 million to recognize the favorable outcome of a tax examination.  We are also utilizing net operating loss carryforwards in the U.S. net impact of which is reflected in the tax provision and serves to further reduce the effective tax rate.  Partially offsetting these items is a higher effective rate in Mexico reflecting the expected impact of being taxed under the IETU tax regime in 2010, and the $4.1 million loss on the sale of our investment in Suoftec for which no tax benefit has been recorded.

During the thirty-nine weeks ended September 27, 2009, our effective income tax rate differed from the federal statutory rate primarily due to the full valuation allowance of $43.8 million provided to offset our beginning deferred tax assets in the U.S. and Mexico.  We also did not record any tax benefits related to U.S. losses incurred during 2009.

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

Equity Method Investment

Equity in earnings (loss) of joint venture represents our share of the equity earnings of our 50-percent owned joint venture in Hungary, Suoftec, through the date of sale of our 50-percent ownership in June 2010.  Our share of the joint venture’s net loss through the date of sale in June 2010, including adjustments for the elimination of intercompany profits was $(2.8) million compared to a loss of $(7.2) million in the first three quarters of 2009.  As indicated above, due to the sale of our 50-percent ownership in the Suoftec joint venture in June 2010, we recorded a loss on the sale of the investment totaling $4.1 million.  Equity income associated with our investment in Synergies Casting Limited is immaterial.

Net Income (Loss)

Net income in the third quarter of 2010 was $10.4 million, or $0.39 per diluted share, compared to net loss of $(12.7) million, or $(0.48) per diluted share, in the third quarter of 2009.  Net income in the first three quarters of 2010 was $29.4 million, or $1.10 per diluted share, compared to net loss of $(90.2) million, or $(3.38) per diluted share, in the first three quarters of 2009.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, net cash provided by operating activities and other external sources of funds.  Working capital and our current ratio were $288.7 million and 4.8:1, respectively, at September 26, 2010, versus $241.4 million and 4.6:1 at December 27, 2009.  We have no long-term debt.  As of September 26, 2010, our cash, cash equivalents and short-term investments totaled $136.0 million compared to $140.5 million at December 27, 2009 and $137.7 million at September 27, 2009.

The decrease in cash, cash equivalents and short-term investments since September 27, 2009 was due principally to an increase in accounts receivable and inventories, due to the increased sales and production activities during the first three quarters of 2010 compared to the depressed levels experienced in the comparable period a year ago.  For the foreseeable future, we expect all working capital requirements, funds required for investing activities and cash dividend payments to be funded from internally generated funds or existing cash, cash equivalents and short-term investments.  The decrease in cash provided by operating activities and in cash, cash equivalents and short-term investments experienced in the first three quarters of 2010 may not necessarily be indicative of future results.

Net cash provided by operating activities decreased $6.7 million to $7.0 million for the thirty-nine weeks ended September 26, 2010, compared to $13.7 million provided during the same period a year ago.  The changes in net income and in non-cash items included in net income increased net cash provided by operating activities by $74.4 million, which was offset by the net change in working capital components and other operating assets and liabilities, totaling $81.1 million.  The major changes in working capital components were an increase in accounts receivable by $50.1 million, due to the significant increase in sales compared to the comparable period in 2009; an increase in inventories by $38.5 million, due to higher customer demand in the 2010 period; offset by an increase in accounts payable of $10.6 million.

Our principal investing activity during the thirty-nine weeks ended September 26, 2010 were the $5.0 million cash proceeds from a maturing certificate of deposit and $4.9 million in cash proceeds received from the sale of Suoftec, which were offset by funding $5.5 million of capital expenditures and $2.5 million for the investment in India (see below).  Similar investing activities during the same period a year ago included funding $7.4 million of capital expenditures and the purchase of $9.7 million of certificates of deposit.  The capital expenditures in both periods were for ongoing improvements to our existing facilities, none of which were individually significant.

Financing activities during the thirty-nine weeks ended September 26, 2010 and September 27, 2009 consisted of the payment of cash dividends on our common stock totaling $12.8 million in both periods.

Investment in India

On June 28, 2010, we executed a share subscription agreement (Agreement) with Synergies Casting Limited (Synergies), and made a $2.5 million, or 8.7 percent, investment in Synergies.  Synergies is a private aluminum wheel manufacturer based in Visakhapatnam, India.  The Agreement allows us to make a series of additional investments totaling $7.0 million through December 31, 2010, if certain conditions are met by Synergies.  If these conditions are met and we make the additional investments in Synergies, we will own approximately 26 percent of Synergies on a fully diluted basis.  We have accounted for our investment in Synergies under the equity method of accounting.  During the thirteen weeks ended September 26, 2010, our share of Synergies income was not material.

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable of these operations requires the transfer of funds denominated in the Mexican peso, the value of which increased by 3 percent in relation to the U.S. dollar in the first three quarters of 2010.  Foreign currency transaction losses in the third quarter of 2010 totaled $0.1 million compared to a gain of $0.7 million in the comparable period a year ago.  For the first three quarters of 2010, foreign currency transaction losses totaled $1.6 million compared to a loss of $1.0 million in 2009.  All transaction gains and losses are included in other expense in the condensed consolidated statement of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at September 26, 2010 of $56.4 million. Translation gains and losses are included in other comprehensive income (loss) in the condensed consolidated statements of shareholders’ equity and comprehensive income (loss).

When market conditions warrant, we may also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials in order to mitigate commodity price risk. Typically, any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, such normal purchase/normal sale (NPNS) commitments are not subject to the mark-to-market provisions of U.S. GAAP if certain requirements are met, unless there is a change in the facts or circumstances in regard to the probability of taking full delivery of the contracted quantities.

We currently have several purchase agreements for the delivery of natural gas through 2012.  Due to the closures of our manufacturing facility in Van Nuys, California in June 2009 and our manufacturing facility in Pittsburg, Kansas in December 2008, we no longer qualify for the NPNS exemption provided under U.S. GAAP for the remaining natural gas purchase commitments related to those facilities.  The natural gas purchase commitments covering these facilities were settled in the first quarter of 2010.  The cash paid to settle these contracts was not material.  In 2009, we concluded that the natural gas purchase commitments for our manufacturing facility in Arkansas and certain natural gas commitments for our facilities in Chihuahua, Mexico no longer qualified for the NPNS exemption since we could no longer assert that it was probable we would take full delivery of the contracted quantities in light of the continued decline of our industry.  These natural gas purchase commitments are classified as being with “no hedging designation” and, accordingly, we are required to record any gains and/or losses associated with the changes in the estimated fair values of these commitments in our current earnings.  The contract and fair values of these purchase commitments classified as “no hedging designation” at September 26, 2010 were $1.6 million and $0.7 million, respectively, which represents a gross liability of $0.9 million which was included in accrued expenses in our September 26, 2010 condensed consolidated balance sheet. The gains and losses on these commitments totaled a gain of $0.5 million in the third quarter of 2010 and a gain of $2.1 million for the first three quarters of 2010.  For the same periods of 2009, the gains and losses on these commitments totaled a gain of $1.2 million in the third quarter and a loss of $2.2 million for the first three quarters of the year.  These gains and losses were included in cost of sales on our condensed consolidated statements of operations for the respective periods in 2010 and 2009.

Based on the quarterly analysis of our estimated future production levels, certain natural gas purchase commitments with a contract value of $5.0 million and a fair value of $3.2 million for our manufacturing facilities in Mexico continue to qualify for the NPNS exemption provided under U.S. GAAP, since we can assert that it is probable we will take full delivery of the contracted quantities.  The contract and fair values of all natural gas purchase commitments were $6.6 million and $3.9 million, respectively, at September 26, 2010.  As of December 27, 2009, the aggregate contract and fair values of natural gas commitments were approximately $17.3 million and $12.4 million, respectively.  Percentage changes in the market prices of natural gas will impact the fair values by a similar percentage.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 26, 2010.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 26, 2010, our disclosure controls and procedures were not effective due to the material weakness discussed below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  Management identified the following material weakness in the company’s internal control over financial reporting as of September 26, 2010.  At the beginning of the second quarter of 2010, we implemented a new Enterprise Resource Planning (ERP) system, which included a reorganization of the legal structure of our Mexico operation.  The complexities of the dual implementations caused numerous issues and delays that required additional analytical reviews and reconciliations of various reports generated from the new ERP system.  The company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training to perform the required analytical reviews and reconciliations in a timely manner in order to file the Quarterly Report on Form 10-Q for the second quarter of 2010 within the time period specified by SEC rules and forms.  We expect to have these issues resolved prior to the end of 2010 and to complete the documentation and testing of the corrective processes and remediation of this material weakness by the end of 2010.

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

Changes in Internal Control Over Financial Reporting

We implemented the new ERP system during the second quarter of 2010.  The implementation was completed and the system went “live” on March 29, 2010.  An ERP system is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable, inventory management and accounting. This implementation was subject to various testing and review procedures prior to execution.  In addition to ERP implementation, we reorganized the legal structure of our Mexico operation from a buy-sell manufacturing operation to a consignment contract manufacturer which resulted in changes to the accounting of various transactions.  In connection with this ERP system implementation, we will update our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We do not believe that this ERP system implementation or the reorganization of the legal structure of our Mexico operation will have an adverse impact on our internal control over financial reporting once we have remediated the material weakness identified above.  As previously noted in our current report on Form 8-K filed on October 12, 2010, Kerry A. Shiba was appointed as our Senior Vice President and Chief Financial Officer on October 7, 2010.  Other than the items noted above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales or repurchases of our common stock during the third quarter of 2010.

Item 6.  Exhibits

3.1	Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 25, 2010).

10.1	Employment letter between the Registrant and Kerry A. Shiba, Senior Vice President and Chief Financial Officer (filed herewith).

31.1
Certification of Steven J. Borick, Chairman, Chief Executive Officer and President, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certification of Kerry A. Shiba, Senior Vice President and Chief Financial Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certification of Steven J. Borick, Chairman, Chief Executive Officer and President, and Kerry Shiba, Chief Accounting Officer and acting Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date: November 5, 2010	/s/ Steven J. Borick
Steven J. Borick Chairman, Chief Executive Officer and President

Date: November 5, 2010	/s/ Kerry A. Shiba
Kerry A. Shiba Senior Vice President and Chief Financial Officer