Form 10-K
period 2010-12-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2011-03-21
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2010
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [  ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  [  ] No [X]
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]     No [  ]
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]
The aggregate market value of the registrant’s no par value common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $395,285,000, based on a closing price of $14.80.  On March 4, 2011, there were 26,866,290 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2011 Annual Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” "Letter to Shareholders” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These forward-looking statements are based upon management's current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and potential liability for environmental-related matters. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to” and similar expressions.

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements and from the Company's historical results and experience. These risks, uncertainties and other factors include, but are not limited to, those risks described in Item 1A - Risk Factors of this Annual Report on Form 10-K and elsewhere in the Annual Report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Readers are cautioned that it is not possible to predict or identify all of the risks, uncertainties and other factors that may affect future results and that the above list should not be considered to be a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

We are now one of the largest suppliers of cast aluminum wheels to the world's leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States and Mexico. Customers in North America represent the principal market for our products. In addition, the majority of our net sales to international customers by our North American facilities are delivered primarily to such customers' assembly operations in North America. Our OEM aluminum road wheels are sold for factory installation, or as optional or standard equipment on many vehicle models, to Ford, General Motors (GM), Chrysler Group LLC (Chrysler), BMW, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen. We currently supply cast aluminum wheels for many North American model passenger cars and light trucks.

The company's chief operating decision maker (CODM) is the Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. The CODM evaluates both consolidated and disaggregated financial information for each of the company's business units in deciding how to allocate resources and assess performance. Each manufacturing facility manufactures the same products, ships product to the same group of customers, utilizes the same cast manufacturing process and as a result, production can generally be transferred amongst our facilities. Accordingly, we operate as a single integrated business and, as such, have only one operating segment - automotive wheels. Financial information about this segment and geographic areas is contained in Note 2 - Business Segments in Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

The availability and demand for aluminum wheels are subject to unpredictable factors, such as changes in the general economy, the automobile industry, gasoline prices, consumer credit availability and interest rates. Beginning with the third quarter of 2008, the automotive industry was negatively impacted by the continued dramatic shift away from full-size trucks and SUVs caused by continuing high fuel prices, rapidly rising commodity prices and the tightening of consumer credit due to the then deteriorating financial markets. Accordingly, our OEM customers announced unprecedented restructuring actions, including assembly plant closures, significant reductions in production of light trucks and SUVs, delayed launches of key 2009 model-year light truck programs and movement toward more fuel-efficient passenger cars and cross-over type vehicles. These restructuring actions culminated in the bankruptcy reorganization of Chrysler and GM in 2009. Following steep declines in 2009, automotive markets have experienced significant recovery in 2010, especially in North America. According to Ward's Automotive Group, production of automobiles and light-duty trucks in North America reached 11.9 million vehicles in 2010, an increase of 3.3 million, or 39 percent, from 8.6 million in 2009. Conversely, 2009 production decreased 4.0 million, or 32 percent, from 12.6 million in 2008. This relatively recent history from 2008 to 2010 reflects the high degree of volatility that our customers and the market for our products can experience.

While we historically have had long-term relationships with our customers and our supply arrangements are generally for multi-year periods, maintaining such long-term arrangements on terms acceptable to us has become increasingly difficult. Despite recovery of the market for our products in 2010, global competitive pricing pressures continue to affect our business negatively as our customers maintain and/or further develop alternative supplier options. We are engaged in ongoing programs to reduce our own costs through improved operational and procurement practices in an attempt to mitigate the impact of these pricing pressures. However, these improvement programs may not be sufficient to offset the adverse impact of ongoing pricing pressures and potential reductions in customer demand in future periods. Additional factors such as inconsistent customer ordering patterns, increasing product complexity and heightened quality standards also are making it increasingly more difficult to reduce our costs. It is also possible that as we incur costs to implement improvement strategies, the initial impact on our financial position, results of operations and cash flow may be negative.

We have taken significant steps in the past to reduce our overall costs, including rationalizing our production capacity in response to the late 2008 and 2009 announcements by our major customers of assembly plant closures and sweeping production cuts, particularly in the light truck and SUV platforms. In August 2008, we announced the planned closure of our wheel manufacturing facility located in Pittsburg, Kansas, and workforce reductions in our other North American plants, resulting in the layoff of approximately 665 employees and the elimination of 90 open positions. On January 13, 2009, we also announced the planned closure of our Van Nuys, California wheel manufacturing facility, thereby eliminating an additional 290 jobs. The Kansas and California facilities ceased operations in December 2008 and June 2009, respectively.

Due to the deteriorating financial condition of our major customers and others in the automotive industry in 2009, we performed quarterly impairment analyses on all of our long-lived assets throughout 2009, in accordance with Generally Accepted Accounting Principles in the United States of America (U.S. GAAP). Based on these analyses, we concluded during the first quarter of 2009 that estimated future undiscounted cash flows of our Fayetteville, Arkansas manufacturing facility would not be sufficient to recover the carrying value of our long-lived assets attributable to that facility. As a result, we recorded a pretax asset impairment charge against earnings totaling $8.9 million during the first quarter of 2009, reducing the $18.2 million carrying value of certain assets at this facility to their respective estimated fair values. The estimated fair values of the long-lived assets at our Fayetteville, Arkansas manufacturing facility were based, in part, on the estimated fair values of comparable properties. See Note 15 - Impairment of Long-Lived Assets and Other Charges in Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report for a further discussion of the impairment of our Fayetteville, Arkansas manufacturing facility.

Additionally, our 50 percent-owned joint venture in Hungary was also affected by these same economic conditions. As a result, management of the joint venture had performed quarterly impairment analyses on all of its long-lived assets in accordance with U.S. GAAP. During the fourth quarter of 2009, this analysis indicated that the estimated undiscounted future cash flows were not sufficient to cover the carrying value of the asset group, which resulted in an impairment of the long-lived assets of the group. We recorded our share of the charge, or $14.4 million, in our equity in earnings (losses) from joint ventures during the fourth quarter of 2009. During the second quarter of 2010, we sold our investment in Suoftec Light Metal Products Production & Distribution Ltd (Suoftec), our joint venture manufacturing facility in Hungary. See Note 6 - Investment in Joint Ventures in Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report for a further discussion of the sale of Suoftec.

Raw Materials

The raw materials used in producing our products are readily available and are obtained through numerous suppliers with whom we have established trade relations. We purchase aluminum for the manufacture of our aluminum road wheels, which accounted for substantially all of our total raw material requirements during 2010. The majority of our aluminum requirements are met through purchase orders with several major domestic and foreign producers. Generally, the orders are fixed as to minimum and maximum quantities of aluminum, which the producers must supply during the term of the orders. During 2010, we were able to successfully secure aluminum commitments from our primary suppliers to meet production requirements and we anticipate being able to source aluminum requirements to meet our expected level of production in 2011. We procure other raw materials through numerous suppliers with whom we have established trade relationships.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments in place for the delivery of natural gas through 2012. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale (NPNS) exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. See Note 11 - Commitments and Contingent Liabilities in Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report for further discussion of natural gas contracts.

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

Customer Dependence

We have proven our ability to be a consistent producer of quality aluminum wheels with the capability to meet our customers' price, quality, delivery and service requirements. We strive to continually enhance our relationships with our customers through continuous improvement programs, not only through our manufacturing operations but in the engineering, wheel development and quality areas as well. These key business relationships have resulted in multiple vehicle supply contract awards with our key customers over the past year.

Ford, GM and Chrysler were our only customers accounting for more than 10 percent of our consolidated net sales in 2010. Sales to GM, as a percentage of consolidated net sales and in dollars, were 33 percent, or $236.9 million, in 2010; 34 percent, or $143.4 million, in 2009; and 40 percent, or $298.1 million, in 2008. Sales to Ford, as a percentage of consolidated net sales and in dollars, were 33 percent, or $239.6 million, in 2010; 35 percent, or $146.1 million, in 2009; and 28 percent, or $213.5 million, in 2008. Sales to Chrysler, as a percentage of consolidated net sales and in dollars, were 14 percent, or $97.7 million, in 2010; 12 percent, or $52.0 million, in 2009; and 14 percent, or $107.0 million, in 2008.

The loss of all or a substantial portion of our sales to Ford, GM or Chrysler would have a significant adverse effect on our financial results, unless the lost sales volume could be replaced. However, based on our lack of ability to control industry volatility and given the continued competitive intensity in the market for our products, we cannot provide any assurance that any lost sales volume could be replaced despite historical relationships with our customers.

Net Sales Backlog

We receive OEM purchase orders to produce aluminum road wheels typically for multiple model years. These purchase orders are for vehicle wheel programs that usually last three to five years. However, customers can impose competitive pricing provisions in those purchase orders each year, thereby reducing our profit margins or increasing the risk of our losing future sales under those purchase orders. We manufacture and ship based on customer release schedules, normally provided on a weekly basis, which can vary due to cyclical automobile production or high dealer inventory levels. Accordingly, even though we have purchase orders covering multiple model years, weekly release schedules can vary with customer demand, thus our management does not believe that our firm backlog is a meaningful estimate of future operating results.

Competition

The market for aluminum road wheels is highly competitive based primarily on price, technology, quality, delivery and overall customer service. We are one of the leading suppliers of aluminum road wheels for OEM installations in the world. We supply approximately 30 to 35 percent of the aluminum wheels installed on passenger cars and light trucks in North America. Competition is global in nature with growing exports from Asia into North America. There are several competitors with facilities in North America, none of which represent greater than 10 percent of the total North American production capacity. See additional comments concerning competition in Item 1A - Risk Factors of this Annual Report below. Other types of road wheels, such as those made of steel also compete with our products. According to Ward's Automotive Group, the aluminum wheel installation rate on passenger cars and light trucks in the U.S. was 65 percent for the 2010 model year compared to 64 percent for the 2009 model year and 65 percent for the 2008 model year. Aluminum wheel installation rates have increased to this level since the mid-1980s, when this rate was only 10 percent. However, we expect the more recent trend of slow growth or no growth in aluminum wheel installation rates to continue. Despite the 2010 recovery in overall demand for our products, the rationalization of our production capacity in late 2008 and 2009 also will limit our ability to increase our market share. In addition, our ability to grow in the future may be negatively impacted by continued customer pricing pressures and overall economic conditions that impact the sales of passenger cars and light trucks, such as continued fluctuating fuel prices and constraints on available consumer credit.

Research and Development

Our policy is to continuously review, improve and develop our engineering capabilities to satisfy our customer requirements in the most efficient and cost effective manner available. We strive to achieve this objective by attracting and retaining top engineering talent and by maintaining the latest state-of-the-art computer technology to support engineering development. A fully staffed engineering center, located in Fayetteville, Arkansas, supports our research and development manufacturing needs. We also have a technical center in Detroit, Michigan, that maintains a complement of engineering staff centrally located near our largest customers' headquarters, engineering and purchasing offices.

Research and development costs (primarily engineering and related costs), which are expensed as incurred, are included in cost of sales in the consolidated statements of operations. Amounts expended on research and development costs during each of the last three years were $4.9 million in 2010; $3.1 million in 2009; and $4.7 million in 2008. The decrease experienced in 2009 was due to closure of our engineering center in Van Nuys, California, and the reduction of wheel program development activities in that year.

Government Regulation

Safety standards in the manufacture of vehicles and automotive equipment have been established under the National Traffic and Motor Vehicle Safety Act of 1966. We believe that we are in compliance with all federal standards currently applicable to OEM suppliers and to automotive manufacturers.

Environmental Compliance

Our manufacturing facilities, like most other manufacturing companies, are subject to solid waste, water and air pollution control standards mandated by federal, state and local laws. Violators of these laws are subject to fines and, in extreme cases, plant closure. We believe our facilities are substantially in compliance with all standards presently applicable. However, costs related to environmental protection may grow due to increasingly stringent laws and regulations. The cost of environmental compliance was approximately $0.4 million in 2010; $0.7 million in 2009; and $1.0 million in 2008. We expect that future environmental compliance expenditures will approximate these levels and will not have a material effect on our consolidated financial position.

Employees

As of December 31, 2010, we had approximately 3,500 full-time employees in our North American operations compared to approximately 3,000 employees at December 31, 2009. Our joint venture manufacturing facility in Hungary, which was sold in June 2010, employed approximately 500 full-time employees at December 31, 2009. None of our employees are part of a collective bargaining agreement.

Fiscal Year End

Our fiscal year is the 52- or 53-week period ending on the last Sunday of the calendar year. The fiscal years 2010, 2009, and 2008 comprised the 52-week periods ended December 26, 2010, December 27, 2009 and December 28, 2008, respectively. For convenience of presentation, all fiscal years are referred to as beginning as of January 1 and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information statements, and any amendments thereto are available, without charge, on or through our website www.supind.com under “Investor”, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (SEC). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, which contains these reports, proxy and information statements and other information regarding the company. Also included on our website, www.supind.com under "Investors" is our Code of Business Conduct and Ethics, which, among others, applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, and our SEC filings. Copies of all SEC filings and our Code of Business Conduct and Ethics are also available, without charge, upon request from Superior Industries International, Inc., Shareholder Relations, 7800 Woodley Avenue, Van Nuys, CA 91406.

ITEM 1A – RISK FACTORS

The following discussion of risk factors contains “forward-looking” statements, which may be important to understanding any statement in this Annual Report or elsewhere. The following information should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Item 8 - Financial Statements and Supplementary Data of this Annual Report.

Our business routinely encounters and addresses risks and uncertainties. Our business, results of operations and financial condition could be materially adversely affected by the factors described below. Discussion about the important operational risks that our businesses encounter can also be found in the MD&A section and in the business description in Item 1 - Business of this Annual Report. Below, we have described our present view of certain risks and uncertainties we face. Additional risks and uncertainties not presently known to us, or that we currently do not consider significant, could also potentially impair our business, results of operations and financial condition. Our reactions to these risks and uncertainties as well as our competitors' reactions will affect our future operating results.

Risks Relating To Our Company

Current Economic and Financial Market Conditions - Global economic and financial market conditions, including severe disruptions in the credit markets and potential weakness, stalling or even reversal in the recovery from global economic recession, may materially and adversely affect our results of operations and financial condition. These conditions had a significant negative impact in 2009 on the automotive industry generally and the financial stability of our customers, suppliers and other parties with whom we do business.  Specifically, the impact of these volatile and negative conditions may include: decreased demand for automobiles and our products; negative impact on the financial position of our OEM customers; our decreased ability to accurately forecast future product trends and demand; and a negative impact on our ability to timely collect receivables from our customers and, conversely, reductions in the level and tightening of terms of trade credit available to us.

Automotive Industry Trends - The majority of our sales are made in domestic U.S. markets and almost exclusively within North America. Therefore, our financial performance depends largely on conditions in the U.S. automotive industry, which in turn can be affected significantly by broad economic and financial market conditions as noted above. Consumer demand for automobiles is subject to considerable volatility as a result of consumer confidence in general economic conditions, levels of employment and prevailing wages, fuel prices and the availability of consumer credit. As previously discussed, our results for fiscal year 2009 were negatively impacted by severe reductions in customer demand. In reaction to the steep decline in demand in 2009, a significant number of our customers announced restructuring actions, including bankruptcy reorganizations, planned assembly plant closures, delays in launching key 2009 model-year light truck programs, and other actions to accelerate movement toward more fuel-efficient passenger cars and crossover-type vehicles. Although 2010 has witnessed significant recovery in demand for vehicles and our products, the events of 2009 demonstrate the degree to which industry volatility can occur and be beyond the control of industry participants. There can be no assurances that industry recovery occurring in 2010 will continue or that negative reversal of such recovery, including the degree of such reversal, will not occur in the future.

Customer Concentration - GM, Ford and Chrysler, together represented approximately 80 percent of our total wheel sales in 2010. During 2009, both Chrysler and GM were forced to reorganize their businesses under Chapter 11 of the U.S. Bankruptcy Code. While the reorganizations of GM and Chrysler have been aided in-part by the 2010 recovery of vehicle demand, there can be no assurances as to the future success of these reorganizations. There also can be no assurances that other restructurings within the automotive industry will not occur and negatively affect the company.

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

Difficulties Associated with Fixed Capacity Levels - As a result of increased consumer demand for automobiles, as well as actions previously taken by us to rationalize the costs associated with our business, we operated our business at near full capacity levels for much of 2010. Our ability to increase manufacturing capacity may require significant investments in equipment and personnel. To the extent that we make investments to increase manufacturing capacity and demand for our products is not sustained, our results of operations and financial condition may be adversely affected. Conversely, if we choose not to make investments to increase manufacturing capacity, our ability to meet customer demand for our products and increase revenues may be adversely affected.

Expiration of Government Programs - The federal government has, during past episodes of significant economic weakness, enacted various measures to support the financial health of the automotive industry, including the provision of emergency financing to Chrysler and GM, including in connection with their Chapter 11 bankruptcy restructurings, the Car Allowance Rebate System

(also known as “cash for clunkers") and other programs designed to increase consumer spending. There are no assurances that federal or state governments will enact similar programs during future periods of economic weakness, and the failure of federal or state governments to do so could have an adverse effect on our business.

Global Pricing Pressure - Our OEM customers typically attempt to qualify more than one wheel supplier for the programs we participate on and for future programs we may bid on. Multiple sourcing capability and available competitive manufacturing capacity continues to exert downward pressure on pricing. These competitive pressures are expected to continue and may result in decreased sales volumes and unit price reductions, resulting in lower revenues, gross profit and operating income and cash flows.

Additionally, the vehicle market is highly competitive at the OEM level, which drives continual cost-cutting initiatives by our customers. Our OEM customers historically have reacted by exerting significant leverage over their outside suppliers. Customer concentration, relative supplier fragmentation and product commoditization have translated into continual pressure from OEMs to reduce the price of our products. If we are unable to generate sufficient production cost savings in the future to offset price reductions, our gross margin, rate of profitability and cash flows would be adversely affected. In addition, changes in OEMs' purchasing policies or payment practices could have an adverse effect on our business.

Competition - The automotive component supply industry is highly competitive, both domestically and internationally. Competition is based primarily on price, technology, quality, delivery and overall customer service. Some of our competitors are companies, or divisions or subsidiaries of companies that are larger and have greater financial and other resources than we do. We cannot ensure that our products will be able to compete successfully with the products of these competitors. Furthermore, the rapidly evolving nature of the markets in which we compete has attracted new entrants, particularly in low cost countries. As a result, our sales levels and margins are being adversely affected by pricing pressures caused by such new entrants, especially in low-cost foreign markets, such as China. Such new entrants with lower cost structures pose a significant threat to our ability to compete internationally and domestically. These factors led to selective sourcing of future business by our customers to foreign competitors in the past and they may continue to do so in the future. In addition, any of our competitors may foresee the course of market development more accurately than we are able to, develop products that are superior to our products, have the ability to produce similar products at a lower cost than we do, or adapt more quickly than we do to new technologies or evolving customer requirements. As a result, our products may not be able to compete successfully with their products. As a result of highly competitive market conditions in our industry, a number of our competitors have been forced to seek bankruptcy protection. These competitors may emerge and in some cases have emerged from bankruptcy protection with stronger balance sheets and a desire to gain market share by offering their products at a lower price than our products, which would have an adverse impact on our financial condition and results of operations and cash flows.

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

Unexpected Production Interruptions - An interruption in production capabilities at any of our facilities as a result of equipment failure, interruption of raw material or other supplies, labor disputes or other reasons could result in our inability to produce our products, which would reduce our sales and operating results for the affected period. We have, from time to time, undertaken significant re-tooling and modernization initiatives at our facilities which in the past have caused, and in the future may cause, unexpected delays and plant underutilization, and such adverse consequences may continue to occur as we continue to modernize our production facilities. In addition, we generally deliver our products only after receiving the order from the customer and thus do not hold large inventories. In the event of a stoppage in production at any of our manufacturing facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times could be severely affected. Any significant delay in deliveries to our customers could lead to returns or cancellations and cause us to lose future sales, as well as expose us to claims for damages. Our manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, earthquakes, explosions or violent weather conditions. We have in the past and may in the future experience plant shutdowns or periods of reduced production as a result of facility modernization initiatives, equipment failure, delays in deliveries or catastrophic loss, which could have a material adverse effect on our results of operations or financial condition.

It also is possible that our customers may experience production delays for a variety of reasons, which in-part could include supply-chain disruption for parts other than wheels that negatively affect assembly rates of vehicles using our parts, equipment breakdowns or other events affecting assembly rates that impact us, work stoppages or slow-downs at factories where our products are consumed, or even catastrophic events such as fires, disruptive weather conditions or natural disasters.

Valuation of Deferred Tax Assets - During 2009, we established a valuation allowance against all of our domestic deferred tax assets and against our foreign net operating loss carryforwards. If we are unable to look to future taxable income as a source of income we may be required to record further valuation allowances in the future.

Dependence on Key Personnel - Our success depends in part on our ability to attract, hire, train, and retain qualified managerial, engineering, sales and marketing personnel. We face significant competition for these types of employees in our industry. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully. In addition, key personnel may leave us and compete against us. Our success also depends to a significant extent on the continued service of our senior management team. We may be unsuccessful in replacing key managers who either resign or retire. The loss of any member of our senior management team or other experienced senior employees could impair our ability to execute our business plans and strategic initiatives, cause us to lose customers and experience reduced net sales, or lead to employee morale problems and/or the loss of other key employees. In any such event, our financial condition, results of operations, internal control over financial reporting, or cash flows could be adversely affected.

Effective Internal Control Over Financial Reporting - Management is responsible for establishing and maintaining adequate internal control over financial reporting. Many of our key controls rely on maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America in order to operate effectively. During the fourth quarter of 2010, we identified two material weaknesses in our internal accounting controls, and additional material weaknesses or other deficiencies may be identified in the future. If we are unable to remediate our existing material weaknesses in a timely matter, or fail to attract, hire, train and retain a sufficient complement of qualified personnel required to operate these controls effectively our financial statements may contain material misstatements, unintentional errors, or omissions and late filings with regulatory agencies may occur.

Impact of Aluminum Pricing - The cost of aluminum is a significant component in the overall cost of a wheel and a portion of our selling prices to OEM customers is attributable to the cost of aluminum. The price for aluminum we purchase is adjusted monthly based generally on changes in certain published market indices. Our selling prices are adjusted periodically based upon aluminum market price changes, but the timing of such adjustments are based on specific customer agreement and can vary from monthly, to quarterly to semi-annually. In addition, the timing of aluminum price adjustments flowing through sales rarely will match the timing of such changes in cost. This is especially true during periods of frequent increases or decreases in the market price of aluminum and when a portion of our aluminum purchases is via long-term fixed purchase agreements. Accordingly, our gross profit is subject to fluctuations, since the change in the product selling prices related to the cost of aluminum does not necessarily match the change in the aluminum raw material purchase prices during the period being reported, which may have a material adverse effect on our operating results for the period being reported.

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

Implementation of New Systems - We implemented a new enterprise resource planning system as of the beginning of the second quarter of 2010. We encountered technical and operating difficulties during and following the implementation process, as our employees learned and operated the new system which is critical to the management of and reporting of results for our operations. The difficulties we encountered affected our internal control over financial reporting and also prevented us from effectively reporting our financial results in a timely manner. Any similar disruption while implementing other new systems could have a material adverse impact on our financial condition, cash flows or results of operations. In addition, the costs incurred in correcting any errors or problems with the new system could be substantial.

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

Cost reductions may not fully offset decreases in the prices of our products due to the time required to develop and implement cost reduction initiatives. In addition, fixed price natural gas contracts that expire in the future years may expose us to higher costs that cannot be immediately recouped in selling prices. The impact of these factors on our future financial position and results of operations may be negative, to an extent that cannot be predicted, and we may not be able to implement sufficient cost saving strategies to mitigate any future impact.

New Product Introduction - In order to effectively compete in the automotive supply industry, we must be able to launch new products to meet our customers' demand in a timely manner. We cannot ensure, however, that we will be able to install and certify the equipment needed to produce products for new product programs in time for the start of production, or that the transitioning of our manufacturing facilities and resources to full production under new product programs will not impact production rates or other operational efficiency measures at our facilities. In addition, we cannot ensure that our customers will execute on schedule the launch of their new product programs, for which we might supply products. Our failure to successfully launch new products, or a failure by our customers to successfully launch new programs, could adversely affect our results.

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

International Operations - We manufacture a significant portion of our products in Mexico and recently made a minor investment in a wheel manufacturing company in India. Accordingly, we sell our products throughout the world. Unfavorable changes in foreign cost structures, trade protection laws, policies and other regulatory requirements affecting trade and investments, social, political, labor, or economic conditions in a specific country or region, including foreign exchange rates, difficulties in staffing and managing foreign operations and foreign tax consequences, among other factors, could have a negative effect on our business and results of operations.

Foreign Currency Fluctuations - Due to the growth of our operations outside of the United States, we have experienced increased foreign currency gains and losses in the ordinary course of our business. As a result, fluctuations in the exchange rate between the U.S. dollar, the Mexican peso and any currencies of other countries in which we conduct our business may have a material impact on our financial condition as cash flows generated in other currencies will be used, in part, to service our U.S. dollar-denominated creditors.

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

Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the vehicles that use our product. On December 15, 2009, the U.S. Environmental Protection Agency (EPA) published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. Accordingly, the EPA has proposed regulations that would require a reduction in emissions of greenhouse gases from motor vehicles and could trigger permit review for greenhouse gas emissions from certain stationary sources. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including facilities that emit more than 25,000 tons of greenhouse gases on an annual basis, beginning in 2011 for emissions occurring in 2010. At the state level, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations or from the vehicles that use our product could adversely affect demand for those vehicles or require us to incur costs to reduce emissions of greenhouse gases associated with our operations.

We incur significant costs to comply with applicable environmental, health and safety laws and regulations in the ordinary course of our business. Given the nature of our operations and the extensive environmental, public health and safety regulatory framework, the clear course of action is to place more restrictions and limitations on activities that may be perceived to affect the environment. Management expects environmental laws and regulations to impose increasingly stringent requirements upon the company and the industry in the future. Such regulation changes may have a significant impact on our cash flows, financial condition and results of operations.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Our worldwide headquarters is located in leased office space in Van Nuys, California. We currently maintain and operate a total of five facilities that produce aluminum wheels for the automotive industry, located in Arkansas and Chihuahua, Mexico. These five facilities encompass 2,466,000 square feet of manufacturing space and 30,000 square feet of office space. We own all of our facilities with the exception of one warehouse in Rogers, Arkansas, and our worldwide headquarters located in Van Nuys, California that are leased. We ceased wheel manufacturing operations in our Johnson City, Tennessee facility, totaling 301,500 square feet, at the end of the first quarter of 2007. Additionally, we ceased wheel manufacturing operations in our Pittsburg, Kansas facility, totaling 492,000 square feet during the fourth quarter of 2008. Both of these properties are currently available for sale. In June 2009, we terminated the lease arrangement for our Van Nuys, California manufacturing and warehousing facilities, totaling 318,000 square feet.

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

Additionally, reference is made to Note 1 - Summary of Significant Accounting Policies, Note 5 - Property, Plant and Equipment and Note 8 - Leases and Related Parties, in Notes to the Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

ITEM 3 - LEGAL PROCEEDINGS

We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, we believe all such matters are adequately provided for, covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position. See also “Legal Proceedings” under Item 1A - Risk Factors of this Annual Report.

ITEM 4 - RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers who are also Directors is contained in our 2011 Annual Proxy Statement under the caption “Election of Directors.”  Such information is incorporated into Part III, Item 10 – Directors, Executive Officers and Corporate Governance.  With the exception of the Chief Executive Officer (CEO), all executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors.  For a description of the CEO’s employment agreement, see “Employment Agreements” in our 2010 Annual Proxy Statement, which is incorporated herein in reference.

Listed below are the name, age, position and business experience of each of our officers who are not directors:

			Assumed
Name	Age	Position	Position
Robert D. Bracy	63	Senior Vice President, Facilities	2005

Robert A. Earnest	49	Vice President, General Counsel and Corporate Secretary	2007
		Director, Tax and Legal and Corporate Secretary	2006

Emil J. Fanelli	68	Vice President and Corporate Controller	2001

Stephen H. Gamble	56	Vice President, Treasurer	2006

Parveen Kakar	44	Senior Vice President, Corporate Engineering and Product Development	2008
		Vice President, Program Development	2003

Michael J. O’Rourke	49	Executive Vice President, Sales, Marketing and Operations	2009
		Senior Vice President, Sales and Administration	2003

Razmik Perian	53	Chief Information Officer	2006

Kerry A. Shiba	56	Senior Vice President and Chief Financial Officer	2010
		Director - Ramsey Industries, LLC.	2010
		Director - Universal Building Products, Inc.	2009
		Senior Vice President and Chief Financial Officer - Remy International	2006

Gabriel Soto	62	Vice President, Mexico Operations	2004

Cameron Toyne	51	Vice President, Supply Chain Management	2008
		Vice President, Purchasing	2007
		Director of Purchasing	2004

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (symbol: SUP). We had approximately 530 shareholders of record and 26.9 million shares issued and outstanding as of March 4, 2011.

*Assumes the value of the investment in Superior Industries International common stock and each index was $100 on December 31, 2005 and that all dividends were reinvested.

	Superior Industries International, Inc.	Dow Jones US Total Market Index	Dow Jones US Auto Parts Index
2005	$100.00	$100.00	$100.00
2006	$89.62	$115.57	$107.09
2007	$87.18	$122.51	$123.02
2008	$52.56	$76.98	$61.29
2009	$80.07	$99.15	$91.43
2010	$115.40	$115.66	$144.62

Dividends

Cash dividends declared during 2010 and 2009 totaled $0.64 per share in each year and were paid on a quarterly basis. Continuation of quarterly dividends is contingent upon various factors, including economic and market conditions, none of which can be accurately predicted, and the approval of our Board of Directors.

Quarterly Common Stock Price Information

The following table sets forth the high and low sales price per share of our common stock during the periods indicated.

	2010		2009
	High	Low	High	Low
First Quarter	$16.50	$13.56	$13.03	$8.19
Second Quarter	$18.06	$13.84	$15.92	$11.42
Third Quarter	$17.50	$12.55	$17.00	$13.48
Fourth Quarter	$21.96	$16.65	$16.69	$12.81

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 17, 2000, the Board of Directors authorized the repurchase of 4.0 million shares of our common stock as part of the 2000 Stock Repurchase Plan (Repurchase Plan). During the last two fiscal years, there were no repurchases of common stock. As of December 31, 2010, approximately 3.2 million shares remained available for repurchase under the Repurchase Plan.

Recent Sales of Unregistered Securities

During the fiscal year 2010, there were no sales of unregistered securities.

ITEM 6 - SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data of this Annual Report.

Our fiscal year is the 52- or 53-week period ending on the last Sunday of the calendar year. The fiscal years 2010, 2009, 2008 and 2007 comprised the 52-week periods ended December 26, 2010, December 27, 2009, December 28, 2008 and December 30, 2007, respectively. The fiscal year 2006 comprised the 53-week period ended December 31, 2006. For convenience of presentation, all fiscal years are referred to as beginning as of January 1 and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.

Fiscal Year Ended December 31,	2010	2009	2008	2007	2006
Statement of Operations (000s)
Net sales	$719,500	$418,846	$754,894	$956,892	$789,862
Gross profit (loss)	89,237	(10,169)	6,577	32,492	8,740
Impairments of long-lived assets	1,153	11,804	18,501	—	4,470
Income (loss) from operations	59,799	(44,618)	(37,668)	3,321	(21,409)
Income (loss) before income taxes
and equity earnings	57,483	(43,255)	(28,573)	10,200	(16,088)
Income tax (provision) benefit (1)	(2,993)	(26,047)	1,778	(6,263)	285
Equity earnings (loss) (2)	(2,847)	(24,840)	742	5,355	5,004
Net income (loss)	$51,643	$(94,142)	$(26,053)	$9,292	$(10,799)
Balance Sheet (000s)
Current assets	$381,612	$308,132	$319,289	$356,079	$346,593
Current liabilities	$70,538	$66,776	$62,201	$95,596	$112,083
Working capital	$311,074	$241,356	$257,088	$260,483	$234,510
Total assets	$572,442	$541,853	$628,539	$729,922	$712,505
Long-term debt	$—	$—	$—	$—	$—
Shareholders' equity	$413,482	$373,272	$471,593	$550,573	$563,114
Financial Ratios
Current ratio (3)	5.4:1	4.6:1	5.1:1	3.7:1	3.1:1
Long-term debt/total capitalization (4)	—%	—%	—%	—%	—%
Return on average shareholders' equity (5)	13.1%	(22.3)%	(5.1)%	1.7%	(1.8)%
Share Data
Net income (loss)
- Basic	$1.93	$(3.53)	$(0.98)	$0.35	$(0.41)
- Diluted	$1.93	$(3.53)	$(0.98)	$0.35	$(0.41)
Shareholders' equity at year-end	$15.40	$14.00	$17.68	$20.67	$21.16
Dividends declared	$0.640	$0.640	$0.640	$0.640	$0.640

(1) See Note 7 - Income Taxes in Notes to Consolidated Financial Statements in Item 7 - Financial Statements and Supplementary Data in this Annual Report for a discussion of material items impacting the 2010 and 2009 income tax provisions.
(2) See Note 6 - Investments in Notes to Consolidated Financial Statements in Item 7 - Financial Statements and Supplementary Data in this Annual Report for a discussion of material items impacting our 2010 and 2009 joint venture losses.
(3) The current ratio is current assets divided by current liabilities.
(4) Long-term debt/total capitalization represents long-term debt divided by the sum of total shareholders' equity plus long-term debt.
(5) Return on average shareholders' equity is net income (loss) divided by average shareholders' equity. Average shareholders' equity is the beginning of the year shareholders' equity plus the end of year shareholders' equity divided by two.

ITEM 7 -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data in this Annual Report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in Item 1A - Risk Factors and elsewhere in this Annual Report .

Executive Overview

The significant recovery experienced in the North American automobile industry during 2010 resulted in a substantial improvement in our operating results when comparing 2010 to 2009:

•	Unit shipments increased 54 percent, or 3.8 million, to approximately 11.0 million

•	Wheels produced increased 64 percent, or 4.4 million, to approximately 11.2 million

•	Total revenues increased 72 percent to $719.5 million from $418.8 million in 2009

•	Gross profit increased $99.4 million to $89.2 million from a loss of $10.2 million a year ago

•	Income from operations increased $104.4 million to $59.8 million from a loss of $44.6 million in 2009

•	Net income and EPS increased to $51.6 million and $1.93 per diluted share from a net loss of $94.1 million and a loss per share of $3.53 in 2009

The 2010 recovery in the North American automobile industry is evidenced in production rates of passenger cars and light trucks. As reported by industry publications, passenger car and light truck production in 2010 increased by approximately 39 percent to 11.9 million, which compares to 8.6 million in 2009. Production of passenger cars increased 30 percent and production of light trucks and SUVs increased 47 percent. This recovery follows a period of rapid deterioration in late 2008 and 2009, especially in the U.S. market which caused or resulted in:

•	Bankruptcy filings by two of our largest customers in 2009 - GM and Chrysler

•	Extended 2009 shutdowns of certain of our customers light truck and SUV assembly plants

•	Announcements by customers during 2009 of plans to discontinue certain product lines

•	Lingering uncertainty as to the full extent of customer restructuring plans

•	Year-over-year demand for our wheels declining over 50 percent in the first half of 2009

•	Impairment charges recorded by the company totaling $11.8 million in 2009 and $18.5 million in 2008

•	Plant closure related costs and natural gas mark-to-market adjustments recorded by the company in 2009 totaling $21.5 million

The relatively dramatic changes in North American automobile industry conditions occurring during the last three fiscal years provide a background important to consider when reviewing the company's performance over this same time period. Accordingly, the comparisons below of 2010 operating results to those in 2009 are very favorable overall.

Listed in the table below are several key indicators we use to monitor our financial condition and operating performance.

Results of Operations

Fiscal Year Ended December 31,	2010	2009	2008
(Thousands of dollars, except per share amounts)
Net sales	$719,500	$418,846	$754,894
Gross profit	$89,237	$(10,169)	$6,577
Percentage of net sales	12.4%	(2.4)%	0.9%
Income (loss) from operations	$59,799	$(44,618)	$(37,668)
Percentage of net sales	8.3%	(10.7)%	(5.0)%
Net income (loss) from continuing operations	$51,643	$(94,142)	$(26,053)
Percentage of net sales	7.2%	(22.5)%	(3.5)%
Diluted earnings (loss) per share	$1.93	$(3.53)	(0.98)

Net Sales

2010 versus 2009
Consolidated net sales increased $300.7 million, or 72 percent, to $719.5 million in 2010 from $418.8 million in 2009. Aluminum wheel sales increased $300.6 million in 2010 to $709.5 million from $408.9 million a year ago, a 74 percent increase. Volume of wheels shipped in 2010 increased 3.8 million, or 54 percent, to 11.0 million from 7.2 million in 2009. We fundamentally pass changes in aluminum price through to our customers. While the average total selling price of our wheels in 2010 increased by 13 percent compared to 2009, the average price of the aluminum component of sales increased by 26 percent in 2010 when compared to 2009. The aluminum price change accounted for $63.0 million of the wheel sales increase, while volume growth accounted for $218.8 million of the increase. The balance of the total wheel sales increase primarily was due to the change in sales mix. Tooling reimbursement revenues were approximately $10.0 million in both years.

U.S. Operations
Consolidated net sales from our U.S. wheel plants increased $108.9 million, or 81 percent, to $243.2 million in 2010 from $134.3 million in 2009. The 2010 net sales increase results primarily from a 61 percent increase in volume shipped, which reflects strong recovery of demand for vehicles as well as our products. Although to a much lesser degree, higher prices of aluminum also contributed to the net sales increase. The mix of sales from our U.S. and Mexico operations also was affected by the June 2009 closure of our California wheel manufacturing facility and resulting shift of a portion of related production to our Mexico plants.

Mexico Operations
Net sales by our Mexican wheel plants increased $192.0 million, or 70 percent, to $464.9 million in 2010 from $272.9 million in 2009. The increase in net sales in 2010 compared to 2009 results primarily from a 50 percent increase in volume shipped and, to a lesser degree, from higher prices for aluminum.

When looking at our major customer mix, OEM unit shipment percentages were as follows:

December 31,	2010	2009	2008
Ford	32%	35%	26%
GM	32%	34%	39%
Chrysler	14%	13%	15%
International customers	22%	18%	20%
Total	100%	100%	100%

According to Ward's Auto Info Bank, overall North American production of passenger cars and light trucks in 2010 increased approximately 39 percent, while production of the specific passenger cars and light trucks programs using our wheels increased 41 percent. When compared to our 54 percent increase in total shipments, we gained additional share of both the overall market and the portion of the market where we are qualified to participate on individual vehicle programs. When looking separately at passenger cars versus light trucks and SUV's, our market share gains were larger for passenger cars than for light trucks and SUVs. Production of passenger cars with our wheel programs increased 35 percent compared to our 57 percent increase in shipments. For light trucks and SUV's, vehicle production with our wheel programs increased 47 percent compared to our 51 percent increase in shipments.

According to Ward's Automotive Group, aluminum wheel installation rates on passenger cars and light trucks in the U.S. has remained relatively flat for the years 2010 to 2008 -- 65 percent for the 2010 model year compared to 64 percent for the 2009 model year and 65 percent for the 2008 model year. Aluminum wheel installation rates have increased to the current level since the mid-1980s, when this rate was only 10 percent. However, in recent years, this growth rate has slowed with the aluminum wheel installation rate increasing only 13 percentage points cumulatively from 52 percent for the 1997 model year. We expect the more recent trend of slow growth or no growth to continue. In addition, our ability to increase net sales and sales volume in the future may be negatively impacted by continued customer pricing pressures, limits in our production capacity and overall economic conditions that impact the sales of passenger cars and light trucks, such as continued fluctuating fuel prices and a continued lack of available consumer credit.

2009 versus 2008

Consolidated net sales decreased $336.1 million, or 45 percent, to $418.8 million in 2009 from $754.9 million in 2008. Aluminum wheel sales decreased $329.5 million in 2009 to $408.9 million from $738.4 million in 2008, a 45 percent decrease. Unit shipments in 2009 decreased 3.2 million, or 31 percent, to 7.2 million from 10.4 million in 2008. The average selling price of our wheels in 2009 decreased by 20 percent compared to 2008, as the average price of the aluminum component in sales decreased by 16 percent in 2009 compared to the prior year. The decrease in unit shipments accounted for $228.2 million of the wheel sales decline and the decrease in the average selling price related to the aluminum price change accounted for $81.4 million of the wheel sales decline. The balance of the total wheel sales decrease was due to the change in sales mix. Tooling reimbursement revenues were $10.0 million in 2009 compared to $16.5 million in 2008.

U.S. Operations
Consolidated net sales from our U.S. wheel plants decreased $272.0 million, or 67 percent, to $134.3 million in 2009 from $406.3 million in 2008. The decrease in revenues in 2009 is directly attributable to a 58 percent decrease in unit shipments and a lower average selling price due principally to a reduction in the price of aluminum. We closed our Kansas and California plants in the U.S. in December 2008 and June 2009, respectively, and shifted a portion of production to our Mexico plants which partially contributed to the decrease in unit shipments. The significant decreases in 2009 unit shipments and revenues when compared to 2008 are attributable to the reduced consumer demand for automobiles and light trucks and the shift of production from the U.S. to Mexico.

Mexico Operations
Net sales by our Mexican wheel plants decreased $57.9 million, or 18 percent, to $272.9 million in 2009 from $330.8 million in 2008. The decrease in net sales in 2009 compared to 2008 is primarily attributable to the decrease in average aluminum price, partially offset by the 4 percent increase in units shipped. In addition, changes in foreign exchange rates negatively impacted net sales in 2009 by approximately 19 percent when comparing 2008 revenues to 2009.

Gross Profit (Loss)

Consolidated gross profit for 2010 increased $99.4 million to $89.2 million, or 12 percent of net sales, which compares to a gross loss of $(10.2) million, or (2) percent of net sales in 2009. As indicated above, unit shipments increased 3.8 million units, or 54 percent, during 2010. Reflecting the significant increase in sales volume, wheel production in our five wheel plants increased 67 percent compared with the same period a year ago. When combining the effect of increased sales volume and the mid-2009 closure of our California production facility, our average plant utilization rate in 2010 increased 39 percentage points over the depressed level in 2009. Our plant utilization rate averaged over 90 percent during 2010 and neared full practical capacity levels for much of the second half of the year. Total manufacturing expenses in the five wheel plants in 2010 increased 51 percent as compared to the 67 percent increase in production in the same plants. This resulted in a 9 percent reduction in the average cost to manufacture a wheel in 2010 when compared to a year ago. The additional gross profit on the increased sales volume and the impact of improved cost leverage due to the higher production level in 2010 were the major factors contributing to the increased gross profit in 2010. If future production levels were to continue at or near the same high levels experienced in the last half of 2010, it is uncertain whether the same level of profitability will be maintained. Equipment maintenance requirements may be higher, sales mix may shift towards wheels requiring special and more costly finishes, and lower margin wheel programs committed to in prior years will enter the commercialization phase. As discussed in more detail below, the comparison of 2010 gross profit to the prior year is also favorably impacted by 2009 charges related to restructuring actions totaling approximately $21.3 million.

During 2009, consolidated gross profit decreased $16.7 million to a gross loss of ($10.2) million, or (2) percent of net sales, from a gross profit of $6.5 million, or 1 percent of net sales, in 2008. The major factors contributing to the decreased gross profit in 2009 were the 31 percent and 32 percent decreases in unit shipments and wheels produced in our plants, respectively. As indicated above, unit shipments and, therefore, plant productivity were impacted severely by various customer restructuring actions and market conditions that affected the entire automotive industry and reduced consumer demand for cars and light trucks. Due to our own restructuring actions during 2009, gross profit included charges totaling approximately $21.3 million comprised of the following items: (i) one-time termination benefit costs and other plant closure costs for the Van Nuys and Pittsburg facilities equal to $14.5 million and $1.8 million, respectively, (ii) one-time termination benefit costs associated with the workforce reductions at our other North American plants of $2.5 million, and (iii) a mark-to-market charge of $2.5 million for certain forward natural gas contracts for closed operations that no longer qualified for the normal purchase exemption under the accounting rules.

The cost of aluminum is a significant component in the overall cost of a wheel and a portion of our selling prices to OEM customers is attributable to the cost of aluminum. The price for aluminum we purchase is adjusted monthly based generally on changes in certain published market indices. Our selling prices are adjusted periodically based upon aluminum market price changes, but the timing of such adjustments are based on specific customer agreements and can vary from monthly, to quarterly to semi-annually. Even if aluminum selling price adjustments were to perfectly match changes in aluminum purchase prices, an increasing aluminum price will result in a declining gross margin percentage - i.e., same gross profit dollars divided by increased sales dollars equals lower gross profit percentage. The opposite would then be true in periods during which the price of aluminum decreases. In addition, the timing of aluminum price adjustments flowing through sales rarely will match the timing of such changes in cost. As estimated by the company, the impact on gross profit in 2010 related to such differences in timing of aluminum adjustments was not material when compared to the same period in 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $28.3 million, or 4 percent of net sales, in 2010 compared to $22.6 million, or 5 percent of net sales, in 2009, and $25.7 million, or 3 percent of net sales, in 2008. The $5.6 million increase in selling, general and administrative expenses in 2010 was due principally to increases of $1.8 million in incentive bonus expense, which is based on a percentage of income, $1.7 million in costs related to our new enterprise resource planning (ERP) system, and $1.0 million in the provision for doubtful accounts. Selling, general and administrative expenses were $3.1 million lower in 2009 than 2008, due principally to reductions in salaries and related fringe benefits of $1.2 million, and a reduction in the provision for doubtful accounts of $1.2 million in 2009.

Impairment of Long-Lived Assets and Other Charges

Impairment of long-lived assets and other charges totaled $1.2 million in 2010, $11.8 million in 2009 and $18.5 million in 2008. Due to the deteriorating financial condition of our major customers and other changes that occurred in the automotive industry during 2008 and 2009, we performed impairment analyses during those periods on all of our long-lived assets, and evaluated our assets held for sale for impairment in accordance with U.S. GAAP. During 2010, we did not identify any indicators of impairment that would have required us to test our long-lived assets for impairment under U.S. GAAP, due to the significant increases in sales and plant utilization. The $1.2 million charge in 2010 reflects adjustments to the carrying value of certain assets held for sale, the fair value of which had declined during the year. For further discussion of impairments and other charges, see Note 15 - Impairment of Long-Lived Assets and Other Charges in Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

Income (Loss) from Operations

2010 versus 2009

Consolidated income (loss) from operations includes our U.S. operations and our international operations, which are principally our wheel manufacturing operations in Mexico, and certain costs that are not allocated to a specific operation. These expenses include corporate services that are primarily incurred in the U.S. but are not charged directly to our world-wide operations, such as selling, general and administrative expenses, engineering services for wheel program development and manufacturing support, environmental and other governmental compliance services.

Consolidated income (loss) from operations increased $104.4 million to $59.8 million in 2010 from a loss of ($44.6) million in 2009. Income from operations of our U.S. operations increased $63.7 million, while income from our Mexican operations increased $43.3 million when comparing 2010 to 2009. The net increase in income from our North American manufacturing operations compared to 2009 was partially offset by a $2.6 million increase in corporate costs during 2010. The 2010 improvement in consolidated income (loss) from operations primarily mirrors the improvement in Gross Profit (Loss) as described earlier. Asset impairment charges, also described earlier, favorably affect the comparison of 2010 with prior years.

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

U.S. Operations
As noted above, income from operations for our U.S. operations increased by $63.7 million from 2009 to 2010. Our U.S. operations during 2010 consisted of two wheel plants for the entire year, whereas 2009 also included our Van Nuys, California, facility for the first half of the year. After operations ceased at our California facility, the production was apportioned between our other U.S. and Mexico facilities with the bulk of the production being redirected to our Mexico facilities. The vast majority of the 2010 increase in income from operations for our U.S. operations resulted primarily from a 61 percent increase in unit shipments and an increase in plant utilization of 49 percentage points. Improvement in 2010 also reflected a $10.7 million decrease in impairments and an $18.5 million decrease in plant closure related costs and natural gas mark-to-market adjustments incurred in 2009, as discussed earlier.

Mexico Operations
Income from operations for our Mexico operations increased by $43.3 million in 2010. Mexico operations during 2010 and 2009 consisted of three fully operational wheel plants. As in the U.S., the 2010 improvement primarily reflects a 50 percent increase in unit shipments and an increase of 32 percentage points in plant utilization. The comparison between 2010 and the prior year also reflects 2009 charges incurred for workforce reductions and mark-to-market losses on certain forward natural gas contracts totaling $2.4 million, offset partially by 2010 gains on settlement of the same natural gas contracts totaling $0.4 million.

U.S. versus Mexico Production
In 2010, wheels produced by our Mexico and U.S. operations accounted for 62 percent and 38 percent, respectively, of our total production. This compares to 69 percent in Mexico and 31 percent in the U.S. in 2009. We anticipate that the percentage of production in Mexico will remain at approximately 60 percent of our total production in 2011.

2009 versus 2008

Consolidated loss from operations increased $7.0 million to a loss of ($44.6) million in 2009 from the loss of ($37.6) million in 2008. Loss from operations of our U.S. operations increased $12.7 million, while income from our Mexican operations decreased $0.2 million when comparing 2009 to 2008. The net decrease in income from our North American manufacturing operations compared to 2008 was offset by a $6.0 million improvement in corporate costs during 2009. Included below are the major items that impacted income (loss) from operations for our U.S. and Mexico operations during 2009.

U.S. Operations
As noted above, the loss from operations for our U.S. operations increased by $12.7 million from 2008 to 2009. Our U.S. operations during 2009 consisted of two wheel plants for the entire year and our Van Nuys, California, facility for the first half of the year, whereas 2008 also included our Kansas and California facilities for the entire year. After the operations ceased at our Kansas and California facilities, the production was apportioned between our other U.S. and Mexico facilities with the bulk of the production being redirected to our Mexico facilities. The increase in loss from U.S. operations from 2008 to 2009 was attributable primarily to a 58 percent decrease in unit shipments due to the reduced consumer demand for passenger cars and light trucks and to a decrease in plant utilization in 2009 of 25 percentage points. Partially offsetting the higher 2009 loss was a $6.7 million reduction in impairment and plant closure and workforce reduction costs when compared to 2008. The impairments related to the long-lived assets of our Kansas, California and Fayetteville, Arkansas facilities. Plant closure costs also related to our Kansas and California facilities, while workforce reductions cost were incurred at our other U.S. facilities.

Mexico Operations
Income from operations for our Mexico operations decreased by $0.2 million in 2009 when compared to the prior year. Mexico operations during both 2009 and 2008 consisted of three fully operational wheel plants. The slight decrease in income from operations for Mexico in 2009 resulted from a $1.7 million net increase in workforce reductions costs, losses on certain forward natural gas contracts and decreased plant utilization of 14 percentage points, offset partially by the benefit of a 4 percent increase in unit shipments.

U.S. versus Mexico Production
In 2009, wheels produced by our Mexico and U.S. operations accounted for 69 percent and 31 percent, respectively, of our total production. This compares to 45 percent in Mexico and 55 percent in the U.S. in 2008. The change in production mix in 2009 was due to the closure of U.S. facilities in late 2008 and mid-2009 and the resulting reallocation of production volume primarily to plants in Mexico.

Interest Income, net and Other Income (Expense), net

Net interest income for 2010 decreased 26 percent to $1.6 million from $2.2 million in 2009, due principally to a decrease in the average rate of return on the average balance of cash invested. Net interest income for 2009 decreased 26 percent to $2.2 million from $2.9 million in 2008, as a 1.6 percentage point decrease in the average rate of return more than offset an increase of $40.2 million in the average balance of cash invested.

Net other income (expense) was income of $0.2 million in 2010, a loss of ($0.8) million in 2009 and income of $6.2 million in 2008. Foreign exchange gains and (losses) included in other income (expense) net were losses of $(1.2) million in 2010 and $(0.8)

million in 2009, compared to a gain of $5.5 million in 2008, as further described below. Other income and expense items included were income of $1.4 million in 2010 and $0.7 million in 2008.

For the first nine months of 2008, the Mexican peso exchange rate averaged 10.54 pesos to the U.S. dollar. During the fourth quarter of 2008, this rate increased to 13.85 Mexican pesos to the U.S. dollar, averaging 13.20 Mexican pesos to the U.S. dollar for the entire quarter. As a result, net other income (expense) in 2008 included foreign exchange transaction gains related to the Mexican peso totaling $5.9 million in the fourth quarter of 2008 and $5.4 million for the year 2008.

Effective Income Tax Rate

Our income (loss) before income taxes and equity earnings was income of $57.5 million in 2010, a loss of ($43.3) million in 2009, and a loss of ($28.6) million in 2008. The effective tax rate on the 2010 pretax income was a provision of 5.2 percent compared to a provision of 60.2 percent in 2009, and a tax benefit of 6.2 percent in 2008. The following is a reconciliation of the U. S. federal tax rate to our effective income tax rate along with a discussion of the key drivers that impacted our effective income tax rates for the periods presented:

Year Ended December 31,	2010	2009	2008
Statutory rate - (provision) benefit	(35.0)%	35.0%	35%
State tax (provisions), net of federal income tax benefit (1)	(5.6)	10.6	5.0
Permanent differences (2)	0.3	(5.0)	(12.0)
Tax credits	1.5	0.1	0.7
Foreign income taxed at rates other than the statutory rate (3)	(11.0)	1.4	(0.3)
Valuation allowance (4)	40.1	(106.4)	(25.2)
Changes in tax liabilities, net (5)	6.5	7.3	(0.6)
Other	(2.0)	(3.2)	3.6
Effective income tax rate	(5.2)%	(60.2)%	6.2%

1)
During the three years ended December 31, 2010, actual state tax provisions and benefits, net of federal income taxes, were a provision of $3.2 million in 2010, a benefit of $4.6 million in 2009, and a benefit of $1.4 million in 2008. The primary drivers of the increase in the tax expense for 2010 relate to the state of Michigan modified gross receipts tax and the state of California which suspended the use of net operating loss benefit for the year 2010.

2)
Actual permanent differences impacting the income tax provisions during the three years ended December 31, 2010 were $(0.2) million in 2010, $2.2 million in 2009, and $3.4 million in 2008. There were no material changes overall in the permanent differences for each of the periods presented. The primary drivers of the percentage changes in the effective income tax rate related to permanent differences were the fluctuating levels of income (loss) before income taxes and equity earnings.

3)
The impact of foreign income taxed at rates other than the statutory rate on our reported tax provisions during the three years ended December 31, 2010 was $6.3 million in 2010, $0.6 million in 2009, and $0.1 million in 2008. The increase in 2010 when compared to the prior year primarily reflects an increase in flat tax in Mexico due to increased business activity.

4)
During 2010, we released a portion of our valuation allowance which resulted in a benefit of $22.9 million. The primary driver for the release in the valuation allowance was due to the use of federal, state, and foreign net operating losses and credits. During 2009 and 2008, increases in our valuation allowances resulted in additional tax expense of $46.0 million and $7.2 million, respectively. The significant increase in the tax expense related to valuation allowances during 2009 was due to an increase in the valuation allowance recorded for our beginning federal deferred tax assets in the amount of $35.6 million, an increase related to current year deferred tax assets for which a valuation allowance was established in the amount of $7.5 million, and an increase in the valuation allowance recorded for our foreign net operating loss carryforwards of $0.6 million for which we had determined that it was more likely than not that the benefit would not be realized. The significant increase in the tax expense related to valuation allowances during 2008 was due to an increase in the valuation allowance recorded for our foreign net operating loss carryforwards and foreign tax credit carryforwards for which we determined that it was more likely than not that the benefit would not be realized.

5)
The impact of changes in our tax liabilities for uncertain tax positions resulted in a benefit of $3.7 million in 2010, a benefit of $3.2 million in 2009, and tax expense of $0.2 million in 2008. During 2010, we accrued interest and penalties on the liability for uncertain tax positions established upon adoption of the U.S. GAAP method of accounting at the beginning of 2007. Also during 2010, we completed certain tax examinations that resulted in a net reduction to the tax liability which decreased our tax provision in the amount of $3.7 million. During 2009, we continued to accrue interest and penalties on the beginning tax liabilities which resulted in increases to our tax provision in the amount of $4.3 million. During 2009, we also completed certain audits that resulted in a net reduction to the tax liability which decreased our tax provision in the amount of $7.5 million. During 2008 we accrued for interest and penalties on the liability for uncertain tax positions. However, also during 2008, we decreased the tax liabilities as a result of the expiration of statutes of limitations on years for which a liability had originally been established, resulting in a net increase of $0.2 million to our 2008 income tax provision.

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

In determining when to release the valuation allowance established against our U.S. net deferred income tax assets, we consider all available evidence, both positive and negative.   Consistent with our policy, the valuation allowance against our U.S. net deferred income tax assets will not be reversed until such time as we have generated three years of cumulative pre-tax income and have reached sustained profitability in the U.S., which we define as two consecutive one year periods of pre-tax income.

Equity in Earnings of Joint Ventures

Joint Venture in Hungary
In 1995, we entered into a joint venture with Otto Fuchs Kg (Otto Fuchs), based in Meinerzhagen, Germany, to form Suoftec Light Metal Products Production & Distribution Ltd (Suoftec) to manufacture cast and forged aluminum wheels in Hungary principally for the European automobile industry. During the second quarter of 2010, we made a strategic decision to liquidate our investment in Suoftec and, on June 18, 2010, we sold our 50-percent ownership to our joint venture partner, Otto Fuchs. The total sales proceeds for our investment included cash of 4.0 million euros, or $4.9 million, which was received in the second quarter of 2010, and an unconditional right to receive machinery and equipment from Suoftec valued up to 3.0 million euros, or $3.8 million at the time of the sale. As of the date of sale, the net investment in Suoftec was $12.8 million, resulting in a loss on the sale of our investment of $4.1 million. As of December 31, 2010, we had received equipment valued at 0.8 million euros and had recorded a receivable in the amount of 2.2 million euros, or $2.9 million.

Being 50-percent owned and non-controlled, Suoftec was not consolidated, but was accounted for using the equity method of accounting. Equity losses through the date of sale in June 2010 were ($2.8) million compared to equity losses of ($24.8) million in 2009 and equity income of $0.7 million in 2008. Included below is the comparison of Suoftec's operating results for the years ended December 31, 2009 and 2008.

Net sales of Suoftec were negatively impacted by customer restructurings and the economic conditions affecting the automotive industry in Europe. The joint venture's net sales decreased $54.1 million, or 39 percent, in 2009 to $83.1 million from $137.2 million in 2008, as unit shipments declined 31 percent and average selling price in U.S. dollars fell by 13 percent. However, the average selling price in euros, the functional currency of the joint venture, declined approximately 7 percent, which was compounded by a decrease in the U.S. dollar/euro exchange rate of approximately 6 percent.

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

Selling, general and administrative costs in 2009 were $1.9 million, or 2 percent of net sales, compared to $2.6 million, or 2 percent of net sales in 2008. The principal reason for the $0.7 million decrease in 2009 compared to 2008 was lower commission-based sales in the current period.

Because our 50 percent-owned joint venture in Hungary was also affected by similar economic conditions impacting the European automotive industry, management had tested the long-lived assets of the Hungarian joint venture, Suoftec, for impairment at the end of each fiscal quarter in 2009 in accordance with U.S. GAAP. Due to the general decline in the European automotive industry, during the fourth quarter of 2009, the projected future shipments declined sharply compared to the projections earlier in the year. The impairment analysis performed at the end of the year indicated that the estimated undiscounted future cash flows from the reduced projected shipments of our joint venture facility would not be sufficient to recover the carrying value of long-lived assets attributable to that facility. As a result, our joint venture recorded a $28.8 million pretax impairment charge against their long-lived assets reducing the carrying value of the asset grouping of $76.0 million to the asset grouping's fair value. We recorded our share of the charge, or $14.4 million, in our equity in earnings (losses) from joint ventures during the fourth quarter of 2009.

The reduction in other income (expense), net in 2009 of $1.2 million was due principally to lower interest income and higher foreign exchange transactional losses in the current period.

Due to the net operating losses for the last three years and a reduced outlook, Suoftec's management established valuation allowances totaling $4.2 million during 2009 for net operating losses and other deferred tax assets. The statutory income tax rate in Hungary was 16 percent in 2008 plus an additional 4 percent solidarity tax. The annual effective income tax rates were (2.2) percent in 2009 and 22.2 percent in 2008.

The resulting net loss was ($50.1) million in 2009, compared to income of $0.4 million in 2008. Our 50-percent share of these earnings (losses) was ($25.1) million and $0.2 million, respectively. After adjusting for the elimination of intercompany profits on wheels purchased from Suoftec, our equity earnings (losses) in each year were ($24.8) million in 2009 and, $0.7 million in 2008. Our share of the joint venture's net income was included in the consolidated statements of operations in “Equity in Earnings (Losses) of Joint Ventures”.

Investment in India
On June 28, 2010, we executed a share subscription agreement (the "Agreement") with Synergies Casting Limited (Synergies), a private aluminum wheel manufacturer based in Visakhapatnam, India, providing for our acquisition of a minority interest in Synergies by the company. As of December 31, 2010, the total cash investment in Synergies amounted to $4.5 million, representing a 14.6 percent of the outstanding equity shares of Synergies. If certain conditions are met by Synergies, the Agreement also provides for us to make an additional investment of $5.0 million, which would increase our ownership to approximately 26 percent. However, the conditions were not satisfied by a February 15, 2011 deadline, which deadline had been extended from December 3, 2010, and therefore we are not obligated to make any further investment. Additionally, we have the right on or before March 30, 2011, to elect to cause Synergies to use reasonable efforts to sell within three months our equity shares at our cost, and if unsuccessful, we may cause certain shareholders of Synergies to purchase our equity shares at our purchase cost within three months. Our investment in Synergies was accounted for under the equity method of accounting. During 2010, our proportionate share of Synergies operating results was immaterial.

Net Income (Loss)

Net income in 2010 was $51.6 million, or 7 percent of net sales, compared to a net loss in 2009 of ($94.1) million, or (22) percent of net sales, and a net loss of ($26.1) million, or (4) percent of net sales, in 2008. Earnings (loss) per share was $1.93 per diluted share in 2010 compared to a losses per share of ($3.53) and ($0.98) per share in 2009 and 2008, respectively.

Liquidity and Capital Resources

Our sources of cash liquidity include cash and cash equivalents, short-term investments, net cash provided by operating activities, and other external sources of funds. During the three years ended December 31, 2010, we had no bank or other interest-bearing debt. At December 31, 2010, our cash, cash equivalents and short-term investments totaled $151.6 million compared to $140.5 million at year-end 2009 and $146.9 million at the end of 2008.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, proceeds from the exercise of stock options or existing cash, cash equivalents and short-term investments. The following table summarizes the cash flows from operating, investing and financing activities as reflected in the consolidated statements of cash flows.

Fiscal Year Ended December 31,	2010	2009	2008
(Thousands of dollars)
Net cash provided by operating activities	$30,578	$22,327	$67,872
Net cash provided by (used in) investing activities	5,146	(43,564)	(11,325)
Net cash used in financing activities	(14,660)	(17,067)	(16,445)
Net increase (decrease) in cash and cash equivalents	$21,064	$(38,304)	$40,102

2010 versus 2009

We generate our principal working capital resources primarily through operations. Net cash provided by operating activities increased $8.3 million to $30.6 million in 2010 from $22.3 million for the same period a year ago. The increase in net income of $145.8 million was reduced by the net decline in non-cash items of $62.8 million and the net unfavorable changes in operating assets and liabilities totaling $74.7 million. The principal changes in non-cash items were the reductions in deferred income taxes of $31.1 million, losses from our joint venture in Hungary of $22.0 million, and impairments of long-lived assets of $10.7 million. The unfavorable changes in operating assets and liabilities were principally a result of increases in accounts receivable and inventories of $22.1 million and $49.9 million, respectively.

The change in accounts receivable in 2010 was an increase of $22.1 million compared to a reduction in 2009 of $4.2 million, resulting in the unfavorable year-to-year comparison of $26.3 million. Sales in the fourth quarter of 2010 increased 32 percent over the same period in 2009, the result of which was an increase in trade receivables as of year-end 2010 of $23.7 million. The change in inventories during 2010 was unfavorable by $25.8 million compared to a favorable change in 2009 of $24.1 million. The 2009 period was impacted by the sharp decline in the customer requirements compared to the prior year, while the opposite occurred during 2010. The inventory balance at the end of 2010 approximated the balance as of the end of 2008.

The $30.6 million cash flow from operating activities and the net proceeds from the sales of investments, totaling approximately $19.0 million, largely funded the payment of cash dividends of $17.1 million, capital expenditures of $9.3 million and the $4.5 million investment in a wheel manufacturing company in India.

Our liquidity remained strong in 2010. Working capital of $311.1 million at December 31, 2010 included $151.6 million in total cash, cash equivalents and short-term investments. The current ratio at year-end was 5.4:1 compared to 4.6:1 a year ago. Accordingly, we believe we are well positioned to take advantage of new and complementary business opportunities, to further expand into emerging international markets and to fund our working capital and capital expenditure requirements for the foreseeable future.

2009 versus 2008

Net cash provided by operating activities decreased $45.6 million to $22.3 million in 2009 from $67.9 million for the same period in 2008. The increase in net loss of $68.1 million was further increased by net unfavorable changes in operating assets and liabilities totaling $23.0 million and offset by the net favorable changes in non-cash items of $45.5 million. The unfavorable change in operating assets and liabilities was due principally to unfavorable changes in accounts receivable of $23.0 million, in income taxes receivable of $9.8 million and in inventories of $6.1 million, partially offset by a reduction in accounts payable of $19.2 million. The principal changes in non-cash items were increases in deferred income taxes of $49.5 million and losses from joint venture of $25.6 million, offset by a reduction in depreciation expense of $12.9 million and impairment and other non cash items of $16.7 million.

Accounts receivable in 2009 declined by $4.2 million for the year compared to a much larger change in 2008 of $27.2 million, resulting in a net unfavorable difference between years of $23.0 million. Sales in the last two months of 2009 changed only slightly compared with those in the same period in 2008. In 2008, however, net sales in the last two months were 36 percent lower than in the same period of 2007, due to the sharp decrease in customer demand that began in the third quarter of 2008. The unfavorable change in funding for income taxes of $9.8 million compared to the prior year reflects primarily the recording of an income tax refund receivable of $6.1 million in the fourth quarter of 2009. Inventories declined significantly in both 2008 and 2009, but the decline in 2009 was $6.1 million less than in the prior year. While large declines in both years generally reflect the impact of adjusting to lower demand for our products, the higher inventory reduction in 2008 also related to plant closures. The favorable

$19.2 million change in funding requirements of accounts payable in 2009 compared to the same period in 2008 resulted from lower levels of raw material and other purchases due to reduced customer demand and the plant closures.

The $22.3 million cash flow from operating activities in 2009, the $146.9 million of cash and cash equivalents as of the prior year end and the $0.9 million of other cash proceeds from investing activities were used in part for purchases of certificates of deposits of $10.2 million, capital expenditures of $8.5 million and for cash dividends of $17.1 million. After completing our newest plant in Mexico in 2007, capital expenditure requirements in 2009 and 2008 declined closer to maintenance levels and also reflected the availability of machinery and equipment from our closed wheel plants.

Our liquidity remained strong in 2009. Working capital of $241.4 million at December 31, 2009 included $140.5 million in cash, cash equivalents and short-term investments. The current ratio at year-end was 4.6:1 compared to 5.1:1 a year ago.

Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products.

We have foreign operations in Mexico, and until June 2010 when we sold our 50-percent ownership in the Suoftec joint venture, in Hungary that, due to the settlement of accounts receivable and accounts payable, require the transfer of funds denominated in their respective functional and legal currencies - the Mexican peso and the euro. The value of the Mexican peso increased by 6 percent in relation to the U.S. dollar in 2010. The euro weakened by 9 percent versus the U.S. dollar in 2010. For the years ended December 31, 2010, 2009 and 2008, we had foreign currency transaction (losses) and gains of ($1.2) million, ($0.8) million, and $5.5 million, respectively, which are included in other income (expense) in the consolidated statements of operations.

Since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of this change in value relative to our Mexico operations has resulted in a cumulative unrealized translation loss at December 31, 2010 of $52.2 million. Translation gains and losses are included in other comprehensive income (loss) in the consolidated statements of shareholders' equity.

When market conditions warrant, we may enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments in place for the delivery of natural gas through 2012. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale (NPNS) exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business.

During 2010, 2009 and 2008, certain of these natural gas contracts no longer continued to qualify for the NPNS exemption because we could not take full delivery of the contracted quantities of natural gas under these contracts due to plant shutdowns and low levels of production caused by the sharp decline in our customers' requirements. In accordance with U.S. GAAP, the purchase commitments that no longer qualified for the NPNS exemption were accounted for as derivatives, with the changes in estimated fair value of these contracts being recorded in cost of sales in our statement of operations. The fair value measurements of our natural gas purchase commitments that were accounted for as derivatives were based on quoted market prices using the market approach and the fair values were determined using Level 1 inputs within the fair value hierarchy provided by U.S. GAAP. The amounts recorded for the natural gas purchase commitments that were accounted for as derivatives for each of the periods presented is as follows:

Fiscal Year Ended December 31,	2010	2009	2008
(Thousands of dollars)
Estimated fair value of remaining purchase commitments	$—	$5,639	$2,954
Less: Remaining purchase commitments	—	(8,600)	(4,586)
Liability recorded in accrued expenses (1)	$—	$(2,961)	$(1,632)

Gains (losses) recorded in cost of sales (1)	$1,903	$(2,465)	$(1,632)
(1)  The natural gas purchase commitments accounted for as derivatives were settled or full delivery was taken by December 31, 2010. In the first quarter of 2010, settlement payments for natural gas purchase commitments related to closed facilities totaled $1.1 million.

Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of December 31, 2010 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

Contractual Obligations

Contractual obligations as of December 31, 2010 are as follows (amounts in millions):

	Payments Due by Fiscal Year
Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total
Commodity contracts	$3.0	$2.4	$—	$—	$—	$—	$5.4
Retirement plans	2.0	2.0	2.0	2.0	1.0	52.0	61.0
Operating leases	0.9	0.7	0.5	0.5	0.1	—	2.7
Total	$5.9	$5.1	$2.5	$2.5	$1.1	$52.0	$69.1

The table above does not reflect unrecognized tax benefits of $33.0 million, the timing of which is uncertain.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no significant off-balance sheet arrangements.

Inflation

Inflation has not had a material impact on our results of operations or financial condition for the three years ended December 31, 2010. Wage increases have averaged 3 to 4 percent during this period and, as indicated above, cost increases of our principal raw material, aluminum, are passed through to our customers. However, cost increases for our other raw materials and for energy may not be similarly recovered in our selling prices. Additionally, the competitive global pricing pressures we have experienced recently are expected to continue, which may also lessen the possibility of recovering these types of cost increases.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to apply significant judgment in making estimates and assumptions that affect amounts reported therein, as well as financial information included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. These estimates and assumptions, which are based upon historical experience, industry trends, terms of various past and present agreements and contracts, and information available from other sources that are believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent through other sources. There can be no assurance that actual results reported in the future will not differ from these estimates, or that future changes in these estimates will not adversely impact our results of operations or financial condition.

As described below, the most significant accounting estimates inherent in the preparation of our financial statements include estimates and assumptions as to revenue recognition, allowance for doubtful accounts, inventory valuation, amortization of preproduction costs, impairment of and the estimated useful lives of our long-lived assets and the fair value of stock-based compensation, as well as those used in the determination of liabilities related to self-insured portions of employee benefits, workers' compensation and general liability programs and taxation.

Wheel Revenue Recognition - Our products are manufactured to customer specifications under standard purchase orders. We ship our products to OEM customers based on release schedules provided weekly by our customers. Our sales and production levels are highly dependent upon the weekly forecasted production levels of our customers. Sales of these products, net of estimated pricing adjustments, and their related costs are recognized when title and risk of loss transfers to the customer, generally upon shipment. A portion of our selling prices to OEM customers is attributable to the aluminum content of our wheels. Our selling prices are adjusted periodically for changes in the current aluminum market based upon specified aluminum price indices during specific pricing periods, as agreed with our customers. See Preproduction Costs and Revenue Recognition Related to Long-Term Supply Arrangements below for a discussion of tooling reimbursement revenues.

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts receivable based upon the expected collectability of all trade receivables. The allowance is reviewed continually and adjusted for amounts deemed uncollectible by management.

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

Preproduction Costs and Revenue Recognition Related to Long-Term Supply Arrangements - We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all preproduction engineering costs for which reimbursement is not contractually guaranteed by the customer or are in excess of the contractually guaranteed reimbursement amount. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customer and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Changes in the facts and circumstances of individual wheel programs may accelerate the amortization of both the cost of the customer-owned tooling and the deferred tooling reimbursement revenues. Recognized tooling reimbursement revenues totaled approximately $10.0 million in both 2010 and 2009, compared to $16.5 million in 2008, and are included in net sales in the consolidated statements of operations. The following tables summarize the unamortized customer-owned tooling costs included in our long-term other assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities:

December 31,	2010	2009
(Dollars in Thousands)
Unamortized Preproduction Costs
Preproduction costs	$36,754	$26,929
Accumulated depreciation	(24,159)	(15,108)
Net preproduction costs	$12,595	$11,821

Deferred Tooling Revenue
Accrued expenses	$5,491	$7,038
Other non-current liabilities	2,384	4,783
Total deferred tooling revenue	$7,875	$11,821

Impairment of Long-Lived Assets and Investments - In accordance with U.S. GAAP, management evaluates the recoverability and estimated remaining lives of long-lived assets whenever facts and circumstances suggest that the carrying value of the assets may not be recoverable or the useful life has changed. See Note 15 - Impairment of Long-Lived Assets and Other Charges for further discussion of asset impairments.

When facts and circumstances indicate that there may have been a loss in value, management will also evaluate its equity method investments to determine whether there was an other-than-temporary impairment. If a loss in the value of the investment is determined to be other than temporary, then the decline in value is recognized in earnings. See Note 6 - Investment in Joint Ventures for further discussion of investment impairments.

Retirement Plans - Subject to certain vesting requirements, our unfunded retirement plan generally provides for a benefit based on final average compensation, which becomes payable on the employee's death or upon attaining age 65, if retired. The net periodic pension cost and related benefit obligations are based on, among other things, assumptions of the discount rate, future salary increases and the mortality of the participants. The net periodic pension costs and related obligations are measured using actuarial techniques and assumptions. See Note 9 - Retirement Plans in Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data for a description of these assumptions.

The following information illustrates the sensitivity to a change in certain assumptions of our unfunded retirement plans as of December 31, 2010. Note that these sensitivities may be asymmetrical, and are specific to 2010. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

The effect of the indicated increase (decrease) in selected factors is shown below (in thousands):

			Increase (Decrease) in:
			Projected Benefit
	Percentage		Obligation at	2011 Net Periodic
Assumption	Change		December 31, 2010	Pension Cost
Discount rate	+	1.0%	(2,377)	(30)
Rate of compensation increase	+	1.0%	800	164

Stock-Based Compensation - We account for stock-based compensation using the fair value recognition in accordance with U.S. GAAP. We use the Black-Scholes option-pricing model to determine the fair value of any stock options granted, which requires us to make estimates regarding dividend yields on our common stock, expected volatility in the price of our common stock, risk free interest rates, forfeiture rates and the expected life of the option. To the extent these estimates change, our stock-based compensation expense would change as well. The fair value of any restricted shares awarded is calculated using the closing market price of our common stock on the date of issuance. We recognize these compensation costs net of the applicable forfeiture rates and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. We estimated the forfeiture rate based on our historical experience.

Workers' Compensation and Loss Reserves - We self-insure any losses arising out of Worker's Compensation claims, Workers' compensation accruals are based upon reported claims in process and actuarial estimates for losses incurred but not reported. Loss reserves, including incurred but not reported reserves, are estimated using actuarial methods and ultimate settlements may vary significantly from such estimates due to increased claims frequency or the severity of claims.

Accounting for Income Taxes - We account for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of our assets and liabilities. We calculate current and deferred tax provisions based on estimates and assumptions that could differ from actual results reflected on the income tax returns filed during the following years. Adjustments based on filed returns are recorded when identified in the subsequent years.

The effect on deferred taxes for a change in tax rates is recognized in income in the period that the tax rate change is enacted. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income taxes when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe that the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material.

In determining when to release the valuation allowance established against our U.S. net deferred income tax assets, we consider all available evidence, both positive and negative.   Consistent with our policy, the valuation allowance against our U.S. net deferred income tax assets, will not be reversed until such time as we have generated three years of cumulative pre-tax income and have reached sustained profitability in the U.S., which we define as two consecutive one year periods of pre-tax income.

The company adopted the U.S. GAAP method of accounting for uncertain tax positions during 2007. The purpose of this method is to clarify accounting for uncertain tax positions recognized. The U.S. GAAP method of accounting for uncertain tax positions utilizes a two-step approach to evaluate tax positions. Step one, recognition, requires evaluation of the tax position to determine if based solely on technical merits it is more likely than not to be sustained upon examination. Step two, measurement, is addressed only if a position is more likely than not to be sustained. In step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement with tax authorities. If a position does not meet the more likely than not threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the more likely than not standard is met, the issue is resolved with the taxing authority, or the statute of limitations expires. Positions previously recognized are derecognized when we subsequently determine the position no longer is more likely than not to be sustained. Evaluation of tax positions, their technical merits, and measurements using cumulative probability are highly subjective management estimates. Actual results could differ materially from these estimates.

Presently, we have not recorded a deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. These temporary differences may become taxable upon a repatriation of earnings from the subsidiaries or a sale or liquidation of the subsidiaries. At this time the company does not have any plans to repatriate income from its foreign subsidiaries.

New Accounting Standards

During June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-17, Consolidations (ASC 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU 2009-17). ASU 2009-17 amended the consolidation guidance applicable to variable interest entities (VIE) and changed the approach for determining the primary beneficiary of a VIE. Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. This accounting guidance is effective for annual periods beginning after November 15, 2009 and was effective for the Company beginning in the first quarter of fiscal 2010. The adoption of this standard had no impact on the Company's results of operations or financial position.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency.    A significant portion of our business operations are conducted in Mexico. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities and, at December 26, 2010, we had not entered into any significant foreign exchange contracts.

During 2010, the Mexican peso to U.S. dollar exchange rate averaged was 12.65 pesos to $1.00. Based on the balance sheet at December 31, 2010, the value of net assets for our operations in Mexico was 1,681 million pesos. Accordingly, a 10 percent change in the relationship between the peso and the U.S. dollar may result in a translation impact of between $12.1 and $14.8 million, which would be recognized in other comprehensive income (loss).

Our business requires us to settle transactions between currencies in both directions - i.e., peso to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge”. On a net basis our transaction flows were long on the peso in 2010. For the full year 2010, we incurred a $0.9 million net foreign exchange transaction loss related to the peso. Based on the current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances and there can be no assurances that the net transaction balance will not change significantly in the future.

Natural Gas Purchase Commitments.  When market conditions warrant, we enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as natural gas. However, under no circumstances do we enter into derivatives or other financial instrument transactions for speculative purposes. At December 31, 2010, we had several purchase commitments in place for the delivery of natural gas through 2012 for a total cost of $5.4 million. These fixed price natural gas contracts may expose us to higher costs that cannot be recouped in selling prices in the event that the market price of natural gas declines below the contract price.

Based on 2010, we consumed approximately 2.2 million Mcf of natural gas in our operations. As of December 31, 2010, we have fixed price natural gas purchase agreements for deliveries in 2011 and 2012 of 540,000 Mcf and 420,000 Mcf, respectively.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Consolidated Financial Statements of Superior Industries International, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
 Superior Industries International, Inc.

We have audited the accompanying consolidated balance sheets of Superior Industries International, Inc. and subsidiaries (the "Company") as of December 26, 2010 and December 27, 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended December 26, 2010 and December 27, 2009 listed in the Index at Item 15.  These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such 2010 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2010 and December 27, 2009, and the results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 26, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2011, expressed an adverse opinion on the Company's internal control over financial reporting.

/s/ Deloitte and Touche, LLP
Los Angeles, California
March 18, 2011

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Superior Industries International, Inc.

We have audited the internal control over financial reporting of Superior Industries International, Inc. and subsidiaries (the “Company”) as of December 26, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment: 1) The Company did not have adequate controls in place to reconcile and ensure the proper classification of investments in time deposits. 2) The Company did not maintain effective controls over the completeness, accuracy and valuation of the accounting for and the disclosure of income taxes. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended December 26, 2010, of the Company and this report does not affect our report on such financial statements and financial statement schedules.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 26, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the years ended December 26, 2010 and December 27, 2009, of the Company and our report dated March 18, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte and Touche LLP
Los Angeles, California
March 18, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Superior Industries International, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) for the year ended December 28, 2008 present fairly, in all material respects, the results of operations and cash flows of Superior Industries International, Inc. and its subsidiaries for the year ended December 28, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the year ended December 28, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Los Angeles, California
March 10, 2009

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars, except per share amounts)

Fiscal Year Ended December 31,	2010	2009	2008
NET SALES	$719,500	$418,846	$754,894
Cost of sales	630,263	429,015	748,317
GROSS PROFIT (LOSS)	89,237	(10,169)	6,577
Selling, general and administrative expenses	28,285	22,645	25,744
Impairments of long-lived assets and other charges	1,153	11,804	18,501
INCOME (LOSS) FROM OPERATIONS	59,799	(44,618)	(37,668)

Loss on sale of joint venture	(4,110)	—	—
Interest income, net	1,604	2,155	2,917
Other income (expense), net	190	(792)	6,178

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY EARNINGS	57,483	(43,255)	(28,573)

Income tax (provision) benefit	(2,993)	(26,047)	1,778
Equity in (losses) earnings of joint ventures	(2,847)	(24,840)	742
NET INCOME (LOSS)	$51,643	$(94,142)	$(26,053)
EARNINGS (LOSS) PER SHARE - BASIC	$1.93	$(3.53)	$(0.98)
EARNINGS (LOSS) PER SHARE - DILUTED	$1.93	$(3.53)	$(0.98)

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share amounts)

Fiscal Year Ended December 31,	2010	2009
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$129,631	$108,567
Short term investments (Note 1)	21,922	31,900
Accounts receivable, net	116,726	88,991
Inventories	74,897	47,612
Income taxes receivable	1,221	8,930
Deferred income taxes, net	3,920	777
Assets held for sale	4,548	6,771
Other current assets	28,747	14,584
Total current assets	381,612	308,132

Property, plant and equipment, net	167,207	180,121
Investment in joint venture	4,500	23,602
Non-current deferred income tax asset, net	—	7,781
Non-current assets	19,123	22,217
Total assets	$572,442	$541,853

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,230	$24,574
Accrued expenses	40,308	42,202
Total current liabilities	70,538	66,776

Non-current income tax liabilities	33,049	46,634
Non-current deferred income tax liabilities, net	25,492	22,385
Other non-current liabilities	29,881	32,786
Commitments and contingent liabilities (Note 11)	—	—
Shareholders' equity:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 26,853,790 shares
(26,668,440 shares at December 31, 2009)	61,675	56,854
Accumulated other comprehensive loss	(55,722)	(56,576)
Retained earnings	407,529	372,994
Total shareholders' equity	413,482	373,272
Total liabilities and shareholders' equity	$572,442	$541,853

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Thousands of dollars, except per share amounts)

	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount		Retained Earnings	Total
BALANCE AT FISCAL YEAR END 2007	26,633,440	$51,833	$(28,578)	$527,318	$550,573

Comprehensive loss:
Net loss	—	—	—	(26,053)	(26,053)
Other comprehensive loss	—	—	(38,666)	—	(38,666)
Comprehensive loss					(64,719)

Stock-based compensation expense	—	2,407	—	—	2,407
Stock options exercised	35,000	617	—	—	617
Tax impact of stock options	—	(223)	—	—	(223)
Cash dividend declared ($0.64 per share)	—	—	—	(17,062)	(17,062)
BALANCE AT FISCAL YEAR END 2008	26,668,440	$54,634	$(67,244)	$484,203	$471,593
Comprehensive income (loss):
Net loss	—	—	—	(94,142)	(94,142)
Other comprehensive income	—	—	10,668	—	10,668
Comprehensive loss					(83,474)

Stock-based compensation expense	—	2,380	—	—	2,380
Tax impact of stock options	—	(160)	—	—	(160)
Cash dividend declared ($0.64 per share)	—	—	—	(17,067)	(17,067)
BALANCE AT FISCAL YEAR END 2009	26,668,440	$56,854	$(56,576)	$372,994	$373,272
Comprehensive income:
Net income	—	—	—	51,643	51,643
Other comprehensive income	—	—	854	—	854
Comprehensive income					52,497

Stock options exercised	145,350	2,448	—	—	2,448
Restricted stock awards granted	44,000	—	—	—	—
Restricted stock awards canceled	(4,000)	—	—	—	—
Stock-based compensation expense	—	2,373	—	—	2,373
Cash dividend declared ($0.64 per share)	—	—	—	(17,108)	(17,108)
BALANCE AT FISCAL YEAR END 2010	26,853,790	$61,675	$(55,722)	$407,529	$413,482

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Thousands of dollars)

Fiscal Year Ended December 31,	2010	2009	2008
NET INCOME (LOSS)	$51,643	$(94,142)	$(26,053)
Adjustment to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	29,093	30,779	43,712
Deferred income taxes	8,627	39,776	(9,705)
Loss on sale of joint venture	4,110	—	—
Equity in losses (earnings) of joint ventures, net of dividends received	2,847	24,840	(742)
Impairments of long-lived assets	1,153	11,804	18,501
Stock-based compensation	2,373	2,380	2,407
Other non-cash items	55	1,528	11,433
Changes in operating assets and liabilities:
Accounts receivable	(22,136)	4,212	27,192
Inventories	(25,832)	24,064	30,148
Other assets	(23,961)	(11,616)	(120)
Accounts payable	5,488	(3,530)	(22,755)
Income taxes	7,713	(5,879)	3,891
Other liabilities	4,448	5,035	(8,379)
Non-current tax liabilities	(15,043)	(6,924)	(1,658)
NET CASH PROVIDED BY OPERATING ACTIVITIES	30,578	22,327	67,872
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments (Note 1)	36,149	11,500	—
Purchase of investments (Note 1)	(22,094)	(47,465)	—
Additions to property, plant and equipment	(9,313)	(8,484)	(13,227)
Proceeds from sale of Suoftec Ltd joint venture	4,945	—	152
Purchase of investment in Synergies Casting Ltd in India	(4,500)	—	—
Proceeds from collection of notes receivable	—	—	1,606
Premiums paid for life insurance	(447)	—	—
Proceeds from sale of fixed assets	406	885	144
NET CASH PROVIED BY (USED IN) INVESTING ACTIVITIES	5,146	(43,564)	(11,325)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(17,108)	(17,067)	(17,062)
Stock options exercised	2,448	—	617
NET CASH USED IN FINANCING ACTIVITIES	(14,660)	(17,067)	(16,445)
Net increase (decrease) in cash and cash equivalents	21,064	(38,304)	40,102
Cash and cash equivalents at the beginning of the year (Note 1)	108,567	146,871	106,769
Cash and cash equivalents at the end of the year	$129,631	$108,567	$146,871

See notes to consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The company is engaged in the development, manufacture and sale of cast aluminum road wheels to the world's leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States, Mexico and India. Customers in North America represent the principal market for our products. As described in Note 2 - Business Segments, the company operates as a single integrated business and, as such, has only one operating segment - automotive wheels.

Presentation of Consolidated Financial Statements

The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All intercompany transactions are eliminated in consolidation. Affiliated 50 percent-owned joint ventures are recorded in the financial statements using the equity method of accounting. The carrying value of these equity investments is reported in long-term investments and the company's equity in net earnings of these investments is reported separately in the consolidated statements of operations.

We have made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America as delineated by the Financial Accounting Standards Board (FASB) in its Accounting Standards Codification (ASC) (U.S. GAAP). Generally, assets and liabilities that are subject to estimation and judgment include the allowance for doubtful accounts, inventory valuation, amortization of preproduction costs, impairment of and the estimated useful lives of our long-lived assets, self-insurance portions of employee benefits, workers' compensation and general liability programs, fair value of stock-based compensation and deferred income taxes. While actual results could differ, we believe such estimates to be reasonable.

Our fiscal year is the 52- or 53-week period ending generally on the last Sunday of the calendar year. The fiscal years 2010, 2009 and 2008 comprised the 52-week periods ended on December 26, 2010, December 27, 2009, and December 28, 2008, respectively. For convenience of presentation, all fiscal years are referred to as beginning as of January 1 and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, certificates of deposit and fixed deposits and money market funds with original maturities of three months or less. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these investments. Certificates of deposit and fixed deposits whose original maturity is three months or less are classified as a cash equivalents, certificates of deposit and fixed deposits whose original maturity is greater than three months and less than one year are classified as a short-term investment and certificates of deposit and fixed deposits whose maturity is greater than one year at the balance sheet date are classified as non-current assets in our consolidated balance sheet. The purchase of any certificate of deposit or fixed deposit that is classified as short-term investments or non-current assets appear in the investing section of our consolidated statement of cash flows. At times throughout the year and at year-end, cash balances held at financial institutions were in excess of federally insured limits.

Restricted Deposits

As of December 31, 2010, we have a total of $5.2 million in certificates of deposit that mature within the next twelve months that are used to secure our workers' compensation obligations in lieu of letters of credit or serve as collateral for our purchase commitments under forward natural gas contracts. These certificates of deposit are classified as short-term investments on our consolidated balance sheet and are restricted in use.

As of December 31, 2009, we had a total of $10.3 million in certificates of deposit which were restricted in use that were used to secure our workers' compensation obligations or serve as collateral for our purchase commitments under forward natural gas contracts. $6.2 million was classified as short-term investments and the remaining $4.1 million was classified as non-current assets in our consolidated balance sheet.

Fair Values of Financial Instruments and Commitments

The company adopted U.S. GAAP accounting guidance relating to fair value measurements and disclosures effective January 1, 2008. The new guidance clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. The valuation techniques utilized are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 - Quoted prices for identical instruments in active markets.

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 - Significant inputs to the valuation model are unobservable.

The carrying amounts for cash and cash equivalents, investments in certificates of deposit, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short period of time until maturity. Fair values of our natural gas contracts that we accounted for as derivatives are discussed further in Note 11 - Commitments and Contingent Liabilities, and are based upon quoted market prices using the market approach on a recurring basis and are considered Level 1 inputs within the fair value hierarchy provided in accordance with U.S. GAAP.

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

Non Cash Investing Activities
During the years ended December 31, 2010 and December 31, 2009, an additional $0.3 million and $1.3 million, respectively, of equipment had been purchased but not yet paid.

During the second quarter of 2010, we made a strategic decision to liquidate our investment in Suoftec and, on June 18, 2010, we sold our 50-percent ownership to our joint venture partner, Otto Fuchs.  The total sales proceeds for our investment included cash of 4.0 million euros, or $4.9 million, which was received in the second quarter of 2010, and an unconditional right to receive machinery and equipment from Suoftec valued up to 3.0 million euros, or $3.8 million.  As of December 31, 2010, we had received equipment valued at 0.8 million euros and had recorded a receivable in the amount of 2.2 million euros, or $2.9 million.

Preproduction Costs and Revenue Recognition Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all preproduction engineering costs for which reimbursement is not contractually guaranteed by the customer or are in excess of the contractually guaranteed reimbursement amount. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customer and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Changes in the facts and circumstances of individual wheel programs may accelerate the amortization of both the cost of customer-owned tooling and the deferred tooling reimbursement revenues. Recognized tooling reimbursement revenues, which totaled $10.0 million in both 2010 and 2009, and $16.5 million in 2008, are included in net sales in the consolidated statements of operations. The following tables summarize the unamortized customer-owned tooling costs included in our long-term other assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities:

December 31,	2010	2009
(Dollars in Thousands)
Unamortized Preproduction Costs
Preproduction costs	$36,754	$26,929
Accumulated depreciation	(24,159)	(15,108)
Net preproduction costs	$12,595	$11,821

Deferred Tooling Revenue
Accrued expenses	$5,491	$7,038
Other non-current liabilities	2,384	4,783
Total deferred tooling revenue	$7,875	$11,821

Impairment of Long-Lived Assets and Investments

In accordance with the Property, Plant and Equipment Topic of the ASC, management evaluates the recoverability and estimated remaining lives of long-lived assets whenever facts and circumstances suggest that the carrying value of the assets may not be recoverable or the useful life has changed. See Note 15 - Impairment of Long-Lived Assets and Other Charges for further discussion of asset impairments.

When facts and circumstances indicate that there may have been a loss in value, management will also evaluate its equity method investments to determine whether there was an other-than-temporary impairment. If a loss in the value of the investment is determined to be other than temporary, then the decline in value is recognized in earnings. See Note 6 - Investment in Joint Ventures for further discussion of investment impairments.

Derivative Instruments and Hedging Activities

In order to hedge exposure related to fluctuations in foreign currency rates and the cost of certain commodities used in the manufacture of our products, we periodically may purchase derivative financial instruments such as forward contracts, options or collars to offset or mitigate the impact of such fluctuations. Programs to hedge currency rate exposure may address ongoing transactions including, foreign-currency-denominated receivables and payables, as well as, specific transactions related to purchase obligations. Programs to hedge exposure to commodity cost fluctuations would be based on underlying physical consumption of such commodity. At December 31, 2010 and 2009, we held no derivative financial instruments other than the natural gas contracts discussed below.

We also enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, and other raw materials. Our natural gas contracts are considered to be derivatives instruments under US GAAP. However, upon entering into these contracts, we expect to fulfill our purchase commitments and take full delivery of the contracted quantities of natural gas during the normal course of business. Accordingly, under U.S. GAAP, these purchase contracts are not accounted for as a derivative because we typically qualify for the normal purchase normal sale exception under US GAAP, unless there is a change in the facts or circumstances that causes management to believe that these commitments would not be used in the normal course of business. See Note 11 - Commitments and Contingent Liabilities for additional information pertaining to these purchase commitments.

Foreign Currency Transactions and Translation

We have a wholly-owned foreign subsidiary with operations in Mexico. The functional currency for this subsidiary is the Peso. This subsidiary had monetary assets and liabilities that were denominated in currencies that are different than the functional currency and are translated into the functional currency of the entity using the exchange rate in effect at the end of each accounting period. Any gains and losses recorded as a result of the remeasurement of monetary assets and liabilities into the functional currency are reflected as transaction gains and losses and included in other income (expense) in the consolidated statement of operations. For the three years ended December 31, 2010, we had foreign currency transaction (losses) and gains of $(1.2) million, ($0.8) million and $5.5 million, respectively, which are included in other income (expense) in the consolidated statements of operations. In addition, we have an equity method investee in India and, until June 2010, in Hungary. The functional currency of our Indian equity method investee is the Indian rupee and the functional currency of our Hungarian equity method investee was the euro.

When our foreign subsidiaries and equity method investees translate their financial statements from the functional currency to the reporting currency, the balance sheet accounts are translated using the exchange rates in effect at the end of the accounting period and retained earnings is translated using historical rates. The income statement accounts are translated at the weighted average of exchange rates during the period and the cumulative effect of translation is recorded as a separate component of accumulated other comprehensive income (loss) in shareholders' equity, as reflected in Note 14 - Other Comprehensive Income (Loss). For our equity method investees, we record our proportionate share of the equity method investees cumulative effect of translation as a separate component of accumulated other comprehensive income (loss) in shareholders' equity. The value of the Mexican peso increased by 6 percent in relation to the U.S. dollar in 2010. The euro weakened by 9 percent versus the U.S. dollar in 2010.

Revenue Recognition

Sales of products and any related costs are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Tooling reimbursement revenues related to initial tooling reimbursed by our customers are deferred and recognized over the expected life of the wheel program on a straight line basis, as discussed above.

Research and Development

Research and development costs (primarily engineering and related costs) are expensed as incurred and are included in cost of sales in the consolidated statements of operations. Amounts expended during each of the three years in the period ended December 31, 2010 were $4.9 million in 2010, $3.1 million in 2009 and $4.7 million in 2008. The decrease experienced in 2009 was due to closure of our engineering center in Van Nuys, California, and the reduction of wheel program development activities in that year.

Value-Added Taxes

Value-added taxes that are collected from customers and remitted to taxing authorities are excluded from sales and cost of sales.

Stock-Based Compensation

We account for stock-based compensation using the fair value recognition method in accordance with U.S. GAAP. We recognize these compensation costs net of the applicable forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. We estimate the forfeiture rate based on our historical experience. See Note - 12 Stock-Based Compensation for additional information concerning our share-based compensation awards.

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

The effect on deferred taxes for a change in tax rates is recognized in income in the period that the tax rate change is enacted. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income taxes when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe that the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material.

In determining when to release the valuation allowance established against our U.S. net deferred income tax assets, we consider all available evidence, both positive and negative.   Consistent with our policy, the valuation allowance against our U.S. net deferred income tax assets, will not be reversed until such time as we have generated three years of cumulative pre-tax income and have reached sustained profitability in the U.S., which we define as two consecutive one year periods of pre-tax income.

The company adopted the U.S. GAAP method of accounting for uncertain tax positions during 2007. The purpose of this method is to clarify accounting for uncertain tax positions recognized. The U.S. GAAP method of accounting for uncertain tax positions utilizes a two-step approach to evaluate tax positions. Step one, recognition, requires evaluation of the tax position to determine if based solely on technical merits it is more likely than not to be sustained upon examination. Step two, measurement, is addressed only if a position is more likely than not to be sustained. In step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement with tax authorities. If a position does not meet the more likely than not threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the more likely than not standard is met, the issue is resolved with the taxing authority, or the statute of limitations expires. Positions previously recognized are derecognized when we subsequently determine the position no longer is more likely than not to be sustained. Evaluation of tax positions, their technical merits, and measurements using cumulative probability are highly subjective management estimates. Actual results could differ materially from these estimates.

Presently, we have not recorded a deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. These temporary differences may become taxable upon a repatriation of earnings from the subsidiaries or a sale or liquidation of the subsidiaries. At this time the company does not have any plans to repatriate income from its foreign subsidiaries.

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

Year Ended December 31,	2010	2009	2008
(Thousands of dollars, except per share amounts)
Basic Earnings (Loss) Per Share
Reported net income (loss)	$51,643	$(94,142)	$(26,053)
Weighted average shares outstanding	26,704	26,668	26,655
Basic earnings (loss) per share	$1.93	$(3.53)	$(0.98)

Diluted Earnings (Loss) Per Share
Reported net income (loss)	$51,643	$(94,142)	$(26,053)
Weighted average shares outstanding	26,704	26,668	26,655
Weighted average dilutive stock options	85	—	—
Weighted average shares outstanding - diluted	26,789	26,668	26,655
Diluted earnings (loss) per share	$1.93	$(3.53)	$(0.98)

The following potential shares of common stock were excluded from the diluted earnings per share calculations because they would have been anti-dilutive due to their exercise prices exceeding the average market prices for the respective periods: for the year ended December 31, 2010, options to purchase 2,956,100 shares at prices ranging from $16.32 to $43.22; for the year ended December 31, 2009, options to purchase 3,466,575 shares at prices ranging from $13.15 to $43.22; and for the year ended December 31, 2008, options to purchase 3,214,737 shares at prices ranging from $17.55 to $43.22 per share. Additionally, stock options to purchase 135,000 shares of common stock were excluded from the 2009 diluted earnings per share because they would have been anti-dilutive due to our net loss position.

New Accounting Standards

During June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-17, Consolidations (ASC 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU 2009-17). ASU 2009-17 amended the consolidation guidance applicable to variable interest entities (VIE) and changed the approach for determining the primary beneficiary of a VIE. Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. This accounting guidance is effective for annual periods beginning after November 15, 2009 and was effective for the Company beginning in the first quarter of fiscal 2010. The adoption of this standard had no impact on the Company's results of operations or financial position.

Prior Period Adjustments

 During 2009, we invested approximately $37.2 million in short-term fixed deposits with financial institutions that had original maturities greater than three months but less than one year. As of December 31, 2009, approximately $11.5 million of these fixed deposits had matured. We previously reported these fixed deposits as cash and cash equivalents. As such, we have revised our previously reported consolidated balance sheet for fiscal 2009 to reflect an increase of approximately $25.7 million in short-term investments and a corresponding decrease in cash and cash equivalents. In addition, we have revised our previously reported consolidated cash flows for fiscal 2009 to reflect an increase in the purchase of investments by $37.2 million and to show the redemption of $11.5 million of investments related to the purchase and subsequent maturity of the short-term fixed deposits. These revisions correct the misclassification made in presenting these fixed deposits as cash and cash equivalents. The correction had no effect on our previously reported consolidated statements of operations, consolidated statements of shareholders' equity or the consolidated net cash provided by operating activities and the cash used in financing activities within the consolidated statement of cash flows, and is not considered material to any previously reported consolidated financial statements.

NOTE 2 – BUSINESS SEGMENTS

The company's chief operating decision maker (CODM) is the Chief Executive Officer because he has final authority over performance assessment and resource allocation decisions. The CODM evaluates both consolidated and disaggregated financial information for each of the company's business units in deciding how to allocate resources and assess performance. Each manufacturing facility manufactures the same products, ships product to the same group of customers, utilizes the same cast manufacturing process and as a result, production can generally be transferred amongst our facilities. Accordingly, we operate as a single integrated business and, as such, have only one operating segment - automotive wheels.

Year Ended December 31,	2010	2009	2008
(Thousands of dollars)
Net sales:
U.S.	$254,387	$144,970	$415,059
Mexico	465,113	273,876	339,835
Consolidated net sales	$719,500	$418,846	$754,894

December 31,		2010	2009
(Thousands of dollars)
Property, plant and equipment, net:
U.S.		$44,382	$48,311
Mexico		122,825	131,810
Consolidated property, plant and equipment, net		$167,207	$180,121

NOTE 3 – ACCOUNTS RECEIVABLE

December 31,	2010	2009
(Thousands of dollars)
Trade receivables	$105,745	$82,065
Receivable from Otto Fuchs Kg	2,867	—
Receivable from joint venture	—	2,764
Other receivables	9,097	4,648
	117,709	89,477
Allowance for doubtful accounts	(983)	(486)
Accounts receivable, net	$116,726	$88,991

The following percentages of our consolidated net sales were made to GM, Ford and Chrysler: 2010 - 33 percent, 33 percent and 14 percent; 2009 - 34 percent, 35 percent and 12 percent; and 2008 - 40 percent, 28 percent and 14 percent, respectively. These three customers represented 77 percent and 90 percent of trade receivables at December 31, 2010 and 2009, respectively. Shortly after the bankruptcy filings by Chrysler on April 30, 2009 and by GM on June 1, 2009, both customers designated the company as a key supplier, indicating that all pre- and post-petition accounts receivable would be paid in accordance with payment terms existing prior to the bankruptcy filing dates. All of the pre-petition accounts receivable balances for both GM and Chrysler were paid.

NOTE 4 – INVENTORIES

December 31,	2010	2009
(Thousands of dollars)
Raw materials	$13,414	$7,281
Work-in-process	39,893	19,230
Finished goods	21,590	21,101
Inventories	$74,897	$47,612

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

December 31,	2010	2009
(Thousands of dollars)
Land and buildings	$71,757	$69,589
Machinery and equipment	406,150	386,785
Leasehold improvements and others	8,332	8,379
Construction in progress	5,617	8,444
	491,856	473,197
Accumulated depreciation	(324,649)	(293,076)
Property, plant and equipment, net	$167,207	$180,121

The asset impairment charges of $11.8 million in 2009 were recorded in the appropriate fixed asset cost categories in the table above as discussed in Note 15 - Impairment of Long-Lived Assets and Other Charges. The net book values of all assets available for sale, totaling $4.5 million at December 31, 2010 and $6.8 million at December 31, 2009, were removed from the respective fixed asset categories above and have been included in assets held for sale on the consolidated balance sheet.

NOTE 6 – INVESTMENT IN JOINT VENTURE

In 1995, we entered into a joint venture with Otto Fuchs Kg, based in Meinerzhagen, Germany (Otto Fuchs), to form Suoftec Light Metal Products Production & Distribution Ltd (Suoftec) to manufacture cast and forged aluminum wheels in Hungary principally for the European automobile industry. During the second quarter of 2010, we made a strategic decision to liquidate our investment in Suoftec and, on June 18, 2010, we sold our 50-percent ownership to our joint venture partner, Otto Fuchs. The total sales proceeds for our investment included cash of 4.0 million euros, or $4.9 million, which was received in the second quarter of 2010, and an unconditional right to receive machinery and equipment from Suoftec valued up to 3.0 million euros, or $3.8 million. As of December 31, 2010, we had received equipment valued at 0.8 million euros and had recorded a receivable in the amount of 2.2 million euros, or $2.9 million. As of the date of sale, the net investment in Suoftec was $12.8 million, resulting in a loss on the sale of our investment of $4.1 million.

Being 50-percent owned and non-controlled, Suoftec was not consolidated, but was accounted for using the equity method of accounting. Included below are Suoftec's summary statements of operations through the date of sale in June 2010 and for the years ended December 31, 2009 and 2008.

	Through Date of Sale	Year Ended December 31,
Summary Statements of Operations	In June 2010	2009	2008
(Thousands of dollars)
Net sales	$39,456	$83,068	$137,173
Cost of sales	43,347	100,418	134,226
Gross profit (loss)	(3,891)	(17,350)	2,947
Selling, general and administrative expenses	1,145	1,895	2,612
Impairment of long-lived assets	—	28,759	—
Income from operations	(5,036)	(48,004)	335
Other income (expense), net	(1,089)	(1,046)	165
Income before income taxes	(6,125)	(49,050)	500
Income tax benefit (provision)	3	(1,079)	(111)
Net income	$(6,122)	$(50,129)	$389
Superior's share of Suoftec net income (loss)	$(3,061)	$(25,065)	$195
Intercompany profit elimination	214	225	547
Superior's equity in earnings (loss) of Suoftec	$(2,847)	$(24,840)	$742

Because Suoftec was also affected by similar economic conditions impacting the European automotive industry in 2008 and 2009, management had tested the joint venture's long-lived assets for impairment at the end of each fiscal quarter in 2009 in accordance with U.S. GAAP. Due to the general decline in the European automotive industry, during the fourth quarter of 2009, the projected future shipments declined sharply compared to the projections prepared earlier in the year. The impairment analysis performed at the end of the year indicated that the estimated undiscounted future cash flows from the reduced projected shipments of our joint venture facility would not be sufficient to recover the carrying value of long-lived assets attributable to that facility. As a result, Suoftec recorded a $28.8 million pretax impairment charge against their long-lived assets reducing the carrying value of the asset grouping of $76.0 million to the asset grouping's fair value. We recorded our share of the charge, or $14.4 million, in our equity in earnings (losses) from joint ventures during the fourth quarter of 2009. The estimated fair value of the Suoftec asset group was determined using a discounted cash flow model with the resulting value compared with comparable valuation multiples and was determined using Level 3 inputs within the fair value hierarchy in accordance with U.S. GAAP.

Summary Balance Sheet December 31,	2009
(Thousands of dollars)
Cash and cash equivalents	$14,898
Accounts receivable, net	14,827
Inventories	17,189
Total current assets	46,914
Property, plant and equipment, net	13,897
Other assets	1,169
Total assets	61,980
Current liabilities	14,413
Non-current liabilities	363
Total liabilities	14,776
Net assets	$47,204
Superior's share of net assets	$23,602

Investment in India
On June 28, 2010, we executed a share subscription agreement (the "Agreement") with Synergies Casting Limited (Synergies), a private aluminum wheel manufacturer based in Visakhapatnam, India, providing for our acquisition of a minority interest in

Synergies by the company. As of December 31, 2010, the total cash investment in Synergies amounted to $4.5 million, representing a 14.6 percent of the outstanding equity shares of Synergies. If certain conditions are met by Synergies, the Agreement also provides for us to make an additional investment of $5.0 million, which would increase our ownership to approximately 26 percent. However, the conditions were not satisfied by a February 15, 2011 deadline, which deadline had been extended from December 3, 2010, and therefore we are not obligated to make any further investment. Additionally, we have the right on or before March 30, 2011, to elect to cause Synergies to use reasonable efforts to sell within three months our equity shares at our cost, and if unsuccessful, we may cause certain shareholders of Synergies to purchase our equity shares at our purchase cost within three months. Our investment in Synergies was accounted for under the equity method of accounting. During 2010, our proportionate share of Synergies operating results was immaterial.

NOTE 7 – INCOME TAXES

Year Ended December 31,	2010	2009	2008
(Thousands of dollars)
Income (loss) before income taxes and equity earnings:
Domestic	$39,840	$(51,932)	$(41,407)
International	17,643	8,677	12,834
	$57,483	$(43,255)	$(28,573)

The (provision) benefit for income taxes is comprised of the following:

Year Ended December 31,	2010		2009	2008
(Thousands of dollars)
Current taxes
Federal	$(1,777)		$18,765	$(758)
State	(1,144)		183	(213)
Foreign	8,555		(5,218)	(6,956)
Total current taxes	5,634	(1)	13,730	(7,927)
Deferred taxes
Federal	(6,961)		(35,154)	12,832
State	—		(400)	1,077
Foreign	(1,666)		(4,222)	(4,204)
Total deferred taxes	(8,627)		(39,776)	9,705

(Provision) benefit for income taxes:	$(2,993)		$(26,046)	$1,778

(1)	Included in current foreign taxes are interest and penalties accrued on our unrecognized tax benefit of $3.2 million offset by the reversal of unrecognized tax benefits of $19.1 million.

The following is a reconciliation of the United States federal tax rate to our effective income tax rate:

Year Ended December 31,	2010	2009	2008
Statutory rate - (provision) benefit	(35.0)%	35.0%	35%
State tax (provisions), net of federal income tax benefit	(5.6)	10.6	5.0
Permanent differences	0.3	(5.0)	(12.0)
Tax credits	1.5	0.1	0.7
Foreign income taxed at rates other than the statutory rate	(11.0)	1.4	(0.3)
Valuation allowance	40.1	(106.4)	(25.2)
Changes in tax liabilities, net	6.5	7.3	(0.6)
Other	(2.0)	(3.2)	3.6
Effective income tax rate	(5.2)%	(60.2)%	6.2%

The 2010 rate was favorably impacted by a net $3.7 million reduction in our tax liability caused by the benefit from a favorable outcome of a tax examination in Mexico which was partially offset by the reversal of related deferred tax assets and the accrual of additional interest and penalties on existing tax positions. The rate in 2010 was also favorably impacted by the utilization of net operating losses in the U.S. of $16 million, for which a valuation allowance had previously been provided. During 2010, our effective tax rate in Mexico was a net rate of 27 percent. The statutory tax rate in Mexico is 30 percent. Much like in the U.S. the effective rate was reduced by the net reversal of valuation allowance which had been provided against our net operating loss carryforward, but increased as a result of the company being subject to the IETU tax regime. Additionally, the overall effective rate was increased by the $4.1 million loss on the sale of our investment in Suoftec for which no tax benefit has been recorded. During 2009 and 2008, our effective tax rate was primarily impacted by additional income tax expense of $46 million and $7.2 million, respectively, caused by increases in our valuation allowance. In addition, our effective tax rate during those periods was impacted by permanent differences that remained relatively the same but that contributed to the overall effective tax rate due to fluctuating levels of income (loss) before income taxes and equity earnings.
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

Income taxes are accounted for pursuant to U.S. GAAP, which requires the use of the liability method and the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in the provision for income taxes in the period of enactment. U.S. income taxes on undistributed earnings of our international subsidiaries have not been provided as such earnings are considered permanently reinvested. Tax credits and special deductions are accounted for as a reduction of the provision for income taxes in the period in which the credits arise.

Tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred liabilities at December 31, 2010 and 2009:

December 31,	2010	2009
(Thousands of dollars)
Deferred income tax assets
Liabilities deductible in the future	$7,736	$6,569
Deferred compensation	16,156	13,948
Net loss carryforward	3,176	24,255
Tax credit carryforward	4,054	6,640
Financial and tax accounting differences associated with foreign operations	17,241	26,308
Other	3,931	877
Total before valuation allowances	52,294	78,597
Valuation allowances	(43,250)	(66,143)
Net deferred income tax assets	9,044	12,454
Deferred income tax liabilities
Differences between the book and tax basis of property, plant and equipment	(30,616)	(17,286)
Differences between financial and tax accounting associated with foreign operations	—	(8,556)
Other	—	(439)
Deferred income tax liabilities	(30,616)	(26,281)
Net deferred income tax liabilities	$(21,572)	$(13,827)

As of December 31, 2010 and 2009, we had approximately $21.6 million and $13.8 million of net deferred tax liabilities, respectively, the majority of which were in Mexico and the U.S. We have recorded valuation allowances of $43.2 million and $66.1 million against our deferred tax assets at December 31, 2010 and 2009, respectively, based on our assessment of our ability to utilize these deferred tax assets. The valuation allowances established relate to all U. S. and state deferred tax assets, and foreign net operating loss (NOL) carryforwards for which we have determined that it is more likely than not that a benefit will not be realized.

Realization of any of our deferred tax assets at December 31, 2010 is dependent on the company generating sufficient taxable income in the future. The determination of whether or not to record a full or partial valuation allowance on our deferred tax assets is a critical accounting estimate requiring a significant amount of judgment on the part of management. We perform our analysis on a jurisdiction by jurisdiction basis.

In considering in 2009 whether a valuation allowance was required for our U.S. federal deferred tax assets during the first quarter of 2009, we considered all available positive and negative evidence. Positive evidence considered included reversing taxable temporary differences and restructuring our operations in line with the then deteriorating automotive industry and moving wheel production to our operations in Mexico. This restructuring began with the closure of the Pittsburg facility in December 2008, followed by the closure of our Van Nuys facility in June of 2009. These closures allowed us to realign capacity within our remaining plants and reduce our total fixed costs. During 2009, we began our international tax restructuring plan, which was completed in the second quarter of 2010. Based on its nature, implementation of this tax strategy enables us to generate domestic taxable income, thereby allowing us to utilize our federal deferred tax assets and, at the same time, reduce world-wide tax payments.

Negative evidence considered included the cumulative taxable losses in the U.S. recorded during the three year period ended March 31, 2009, on both an annual and cumulative basis, the continued deterioration of the automotive industry into 2009 and the uncertainty as to the timing of recovery of both the automotive industry and global economy.

Based on the weight of all available evidence discussed above, we concluded that the negative evidence outweighed the positive evidence as of the end of the first quarter of 2009 and that it was more likely than not that 1) the federal U.S. and state deferred tax assets, net of valuation allowances, would not be realized within the carryforward period and 2) the foreign NOL carryforwards would not be realized within the carryforward period. That was because, given our cumulative losses at that time, we could not look to projected operating results as a source of income. We, therefore, have continued to establish a full valuation allowances against those deferred tax assets through the end of 2010. However, we will continue to assess the need for valuation allowances in the future.

During 2010, the valuation allowances against our deferred tax assets decreased by $22.9 million to $43.2 million from $66.1 million at the end of 2009. Due to our increased profitability in 2010, as the automotive industry experienced a significant recovery, we were able to generate enough domestic taxable income to use our NOL carryforward from 2009 as well as reverse certain temporary items. Also in 2010, the carryback period for NOLs was extended from 2 years to 5 years, thereby, allowing us to carryback our 2008 NOL in full to 2003. Therefore, the valuation allowance associated with these items was released during 2010. During 2010, we also generated foreign income which allowed us to use to a portion of our foreign NOL carryforwards and to release the related valuation allowance.

In determining when to release the valuation allowance established against our U.S. net deferred income tax assets, we consider all available evidence, both positive and negative.   Consistent with our policy, the valuation allowance against our U.S. net deferred income tax assets will not be reversed until such time as we have generated three years of cumulative pre-tax income and have reached sustained profitability in the U.S., which we define as two consecutive one year periods of pre-tax income.

As of December 31, 2010, we have federal tax credit carryforwards of $3.2 million that begin to expire in 2014. As of December 31, 2010, we have cumulative state NOL carryforwards of $38.1 million that begin to expire in 2016. As of December 31, 2010, we have cumulative foreign NOL carryforwards of $3.8 million that begin to expire in 2017. We have state tax credit carryforwards for 2010 and 2009 of $1.3 million and $1.4 million, respectively. The state tax credit carryforwards begin to expire in 2014.

We have not provided for deferred income taxes or foreign withholding tax on basis differences in our non-U.S. subsidiaries of $111.6 million that result primarily from undistributed earnings the company has the intent and the ability to reinvest in its foreign operations. Determination of the deferred income tax liability on these basis differences is not reasonably estimable because such liability, if any, is dependent on circumstances existing when and if remittance occurs.

We adopted the U.S. GAAP method of accounting for uncertain tax positions on January 1, 2007. A reconciliation of the beginning and ending amounts of these tax benefits for the three years ended December 31, 2010 is as follows:

Year Ended December 31,	2010	2009	2008
(Thousands of dollars)
Beginning balance	$19,046	$28,568	$34,804
Increases (decreases) due to foreign currency translations	633	1,002	(4,709)
Increases (decreases) as a result of positions taken during:
Prior period	924	-	2,229
Current period	-	-	-
Settlements with taxing authorities	(7,048)	(10,355)	-
Expiration of applicable statutes of limitation	—	(169)	(3,756)
Ending balance (1)	$13,555	$19,046	$28,568

(1) Excludes $19.5 million, $27.6 million and $22.8 million of potential interest and penalties associated with uncertain tax positions in 2010, 2009 and 2008, respectively.

Our policy regarding interest and penalties related to unrecognized tax benefits is to record interest and penalties as an element of income tax expense.  The cumulative amounts related to interest and penalties are added to the total unrecognized tax liabilities on the balance sheet.  Accordingly, the balance sheet at December 31, 2010 includes the unrecognized tax benefits, cumulative interest and penalties accrued on the liabilities totaling $33.0 million. During 2010, we accrued potential interest and penalties of $2.5 million and $.7 million, respectively, related to unrecognized tax benefits. As of December 31, 2010, we have cumulative recorded liabilities for potential interest and penalties of $11.3 million and $8.2 million, respectively. Included in the unrecognized tax benefits of $33.0 million at December 31, 2010, was $15.9 million of tax benefit that, if recognized, would reduce our annual effective tax rate. Within the next twelve-month period ending December 31, 2011, we do not expect any of the unrecognized tax benefits to be recognized due to the expiration of certain statute of limitations or settlements with tax authorities.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions. Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including Hungary, Mexico, the Netherlands, India, and the United States. We are no longer subject to U.S. federal tax examinations for years before 2007. On January 20, 2011, our 2008 U.S. federal income tax return examination was completed.

On March 19, 2010, we received notification from Mexico's Tax Administration Service (Servicio de Administracion Tributaria) that the examination of the 2003 tax year of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary, had been completed. This subsidiary's 2004 and 2007 tax years are currently under examination by Mexico's Tax Administration Service. During the second quarter of 2010, we reorganized the legal structure of our Mexico operation from a buy-sell manufacturer to a consignment contract manufacturer.

Total income tax payments made were $9.6 million in 2010, $5.9 million in 2009 and $2.2 million in 2008.

NOTE 8 - LEASES AND RELATED PARTIES

We lease certain land, facilities and equipment under long-term operating leases expiring at various dates through 2015. Total lease expense for all operating leases amounted to $1.7 million in 2010, $3.2 million in 2009 and $3.1 million in 2008.

Our corporate office and former manufacturing and warehouse facility in Van Nuys, California were leased from the Louis L. Borick Trust and the Nita A. Borick Management Trust (the Trusts). The Trusts are controlled by Mr. Louis L. Borick, Founding Chairman and a Director of the company, and Nita A. Borick, Mr. L. Borick's former spouse, respectively. Due to the closure of our manufacturing and warehouse operations at our Van Nuys, California facility in June 2009, we entered into an amended lease in May 2010 of the office space occupied by our corporate office.

The current operating lease expires at the end of March 2015. There are two additional lease extension options of approximately five years each. The current annual lease payment is approximately $425 thousand. The facilities portion of the lease agreement requires rental increases every five years based upon the change in a specific Consumer Price Index. The next such adjustment will be as of July 1, 2012. The future minimum lease payments that are payable to the Trusts for the Van Nuys corporate office lease is $1.8 million. Total lease payments to these related entities were $1.0 million in 2010, $1.9 million in 2009 and $2.0 million for 2008.

The following are summarized future minimum payments under all leases. The table below contains the current annual lease payments of approximately $425 thousand for the corporate office facility through March 2015.

Year Ended December 31,	Operating Leases
(Thousands of dollars)
2011	$914
2012	688
2013	543
2014	506
2015	115
Thereafter	—
$2,766

NOTE 9 – RETIREMENT PLANS

We have an unfunded salary continuation plan covering our directors, officers and other key members of management. We purchase life insurance policies on the participants to provide for future liabilities. Cash surrender value of these policies, totaling $6.4 million in 2010 and $5.9 million at December 31, 2009, are included in Other Assets as general assets of the company. Subject to certain vesting requirements, the plan provides for a benefit based on final average compensation, which becomes payable on the employee's death or upon attaining age 65, if retired. We have measured the plan assets and obligations of our salary continuation plan as of our fiscal year end for all periods presented.

The following table summarizes the changes in plan benefit obligations:

Year Ended December 31,	2010	2009
(Thousands of dollars)
Change in benefit obligation
Beginning benefit obligation	$20,786	$20,379
Service cost	583	921
Interest cost	1,267	1,242
Actuarial (gain) loss	428	(843)
Benefit payments	(932)	(913)
Ending benefit obligation	$22,132	$20,786

Year Ended December 31,	2010	2009
(Thousands of dollars)
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	932	913
Benefit payments	(932)	(913)
Fair value of plan assets at end of year	$—	$—

Funded Status	$(22,132)	$(20,787)

Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(1,137)	$(1,017)
Non-current liabilities	(20,995)	(19,770)
Net amount recognized	$(22,132)	$(20,787)

Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Net actuarial loss	2,433	$2,004
Prior service cost	(1)	—
Net amount recognized, before tax effect	2,432	$2,004

Weighted average assumptions used to determine benefit obligations:
Discount rate	6.00%	6.25%
Rate of compensation increase	3.00%	3.00%

Components of net periodic pension cost are:

Year Ended December 31,	2010	2009	2008
(Thousands of dollars)
Components of net periodic pension cost
Service cost	$583	$921	$471
Interest cost	1,267	1,242	1,156
Contractual termination benefits	—	—	—
Amortization of actuarial loss	—	64	168
Net periodic pension cost	$1,850	$2,227	$1,795

Weighted average assumptions used to determine net periodic pension cost
Discount rate	6.00%	6.25%	5.75%
Rate of compensation increase	3.00%	3.00%	3.50%

The decrease in the 2010 net periodic pension costs compared to the 2009 cost is due to the termination of highly compensated unvested participants in both years.

Benefit payments during the next ten years, which reflect applicable future service, are as follows:

Year Ended December 31,	Amount
(Thousands of dollars)

2011	$1,170
2012	1,279
2013	1,384
2014	1,446
2015	1,467
Years 2016 - 2020	7,400

The following is an estimate of the components of net periodic pension cost in 2011:

Estimated Year Ended December 31,	2011
(Thousands of dollars)

Service cost	$295
Interest cost	1,293
Amortization of actuarial loss	23
Estimated 2011 net periodic pension cost	$1,611

Other Retirement Plans

We also have a contributory employee retirement savings plan (a 401k plan) covering substantially all of our employees. The employer contribution totaled $1.3 million, $1.3 million and $2.2 million for the three years ended December 31, 2010, 2009 and 2008, respectively. The reduced employer contributions in 2010 and 2009 were due to fewer employees in the plan in addition to utilizing forfeitures to fund a portion of the employer contributions.

Pursuant to the deferred compensation provision of his 1994 Employment Agreement (Agreement), Mr. Louis L. Borick, Founding Chairman and a Director, was paid an annual amount of $1.0 million in 26 equal payments for five years through 2009. Beginning in 2010, the Agreement called for this annual amount to be reduced to $0.5 million. This amount is to be paid for the remainder of his life, or a maximum of ten years, whichever is shorter. As of December 31, 2010, the actuarial present value of the remaining payments under the Agreement, totaling $1.9 million, has been accrued for and is included in accrued expenses and other non-current liabilities in the consolidated balance sheet.

NOTE 10 – ACCRUED EXPENSES

December 31,	2010	2009
(Thousands of dollars)
Payroll and related benefits	$11,608	$8,423
Dividends	4,290	4,267
Taxes, other than income taxes	12,917	9,478
Liability on natural gas commodity contracts	—	2,961
Other plant shutdown costs	—	2,471
Current portion of executive retirement liabilities	1,631	1,510
Other	9,862	13,092
Accrued expenses	$40,308	$42,202

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

In order to hedge exposure related to fluctuations in foreign currency rates and the cost of certain commodities used in the manufacture of our products, we periodically may purchase derivative financial instruments such as forward contracts, options or collars to offset or mitigate the impact of such fluctuations. Programs to hedge currency rate exposure may address ongoing transactions including, foreign-currency-denominated receivables and payables, as well as, specific transactions related to purchase obligations. Programs to hedge exposure to commodity cost fluctuations would be based on underlying physical consumption of such commodity. At December 31, 2010 and 2009, we held no derivative financial instruments other than the natural gas contracts discussed below.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments in place for the delivery of natural gas through 2012. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale (NPNS) exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business.

During 2010, 2009 and 2008, certain of these natural gas contracts no longer continued to qualify for the NPNS exemption because we could not take full delivery of the contracted quantities of natural gas under these contracts due to plant shutdowns and low levels of production caused by the sharp decline in our customers' requirements in prior years. In accordance with U.S. GAAP, the purchase commitments that no longer qualified for the NPNS exemption were accounted for as derivatives, with the changes in estimated fair value of these contracts being recorded in cost of sales in our statement of operations. The fair value measurements of our natural gas purchase commitments that were accounted for as derivatives were based on quoted market prices using the market approach and the fair values were determined using Level 1 inputs within the fair value hierarchy provided by U.S. GAAP. The amounts recorded for the natural gas purchase commitments that were accounted for as derivatives for each of the periods presented is as follows:

Fiscal Year Ended December 31,	2010	2009	2008
(Thousands of dollars)
Estimated fair value of remaining purchase commitments	$—	$5,639	$2,954
Less: Remaining purchase commitments	—	(8,600)	(4,586)
Liability recorded in accrued expenses (1)	$—	$(2,961)	$(1,632)

Gains (losses) recorded in cost of sales (1)	$1,903	$(2,465)	$(1,632)
(1)  The natural gas purchase commitments accounted for as derivatives were settled or full delivery was taken by December 31, 2010. In the first quarter of 2010, settlement payments for natural gas purchase commitments related to closed facilities totaled $1.1 million.

Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of December 31, 2010 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

NOTE 12 – STOCK-BASED COMPENSATION

Our 2008 Equity Incentive Plan authorizes us to issue incentive and non-qualified stock options, as well as stock appreciation rights, restricted stock and performance units to our non-employee directors, officers, employees and consultants totaling up to 3.5 million shares of common stock. No more than 100,000 shares may be used under such plan as “full value” awards, which include restricted stock and performance units. Stock options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant. Options granted under this plan require no less than a three year ratable vesting period if vesting is based on continuous service. Vesting periods may be shorter than three years if performance based.

Restricted stock, or “full value” awards, vest ratably over no less than a three year period. Restricted shares are considered issued and outstanding at the date of grant; have the same dividend and voting rights as other outstanding common stock; are subject to forfeiture if employment terminates prior to vesting; and are expensed ratably over the vesting period. Dividends paid on the restricted shares are non-forfeitable. During 2010, we also granted 44,000 shares of restricted stock, which vest ratably over a four-year period. The weighted average of fair value of restricted stock granted in 2010 was $16.45. During the third quarter of 2010, 4,000 of the issued restricted stock were cancelled due to the termination of the grantee leaving an outstanding balance of 40,000 shares of restricted stock as of December 26, 2010.

We received cash proceeds of $2.4 million from stock options exercised in 2010 and we received cash proceeds of $617,000 from stock options exercised in 2008. There were no stock options exercised in 2009. The total intrinsic value of options exercised during the year ended December 26, 2010 was $2.9 million and during the year ended December 28, 2008 was $0.7 million. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options and upon the vesting of restricted stock awards. At December 31, 2010, there were 2.4 million shares available for future grants under this plan.

We have elected to adopt the alternative transition method for calculating the initial pool of excess tax benefits and to determine the subsequent impact of the tax effects of employee stock-based compensation awards that are outstanding on shareholders' equity and consolidated statements of cash flow.

Stock option activity in 2010:

	Outstanding	Weighted Average Exercise Price	Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2009	3,601,575	$23.87
Granted	458,500	16.01
Exercised	(145,350)	16.80
Cancelled	(208,625)	21.35
Expired	(100,925)	30.76
Balance at December 31, 2010	3,605,175	$23.11	5.90	$9,497,752

Options vested or expected to vest	3,506,652	$23.30	6.10	$8,997,412

Exercisable at December 31, 2010	2,422,425	$26.36	4.65	$3,491,262

Included in the total stock options outstanding at December 31, 2010, are 2.6 million options that were granted under prior stock options plans that have expired. The aggregate intrinsic value represents the total pretax difference between the closing stock price on the last trading day of the reporting period and the option exercise price, multiplied by the number of in-the-money options. This is the amount that would have been received by the option holders had they exercised and sold their options on that day. This amount varies based on changes in the fair market value of our common stock. The closing price of our common stock on the last trading day of our fiscal year was $21.47.

Stock options outstanding at December 31, 2010:

Range of Exercise Prices			Options Outstanding at 12/31/2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable at 12/31/2010	Weighted Average Exercise Price
				(in years)
$10.09	—	$15.75	649,075	8.64	$14.11	101,575	$13.67
$15.76	—	$17.63	781,725	7.05	17.09	485,225	17.56
$17.64	—	$21.78	528,750	6.96	19.09	355,500	19.29
$21.79	—	$24.90	489,000	6.83	21.89	323,500	21.92
$24.91	—	$36.53	532,029	3.75	27.81	532,029	27.82
$36.54	—	$43.22	624,596	1.83	40.36	624,596	40.36
			3,605,175	5.90	$23.11	2,422,425	$26.36

Stock-based compensation expense related to stock option plans in accordance with U.S. GAAP was allocated as follows:

Year Ended December 31,	2010	2009	2008
(Thousands of dollars)
Cost of sales	$445	$388	$353
Selling, general and administrative expenses	1,928	1,992	2,054
Stock-based compensation expense before income taxes	2,373	2,380	2,407
Income tax benefit	—	—	(694)
Total stock-based compensation expense after income taxes	$2,373	$2,380	$1,713

As of December 31, 2010, there was $4.5 million of unrecognized stock-based compensation expense expected to be recognized related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.54 years.

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,	2010	2009	2008
Expected dividend yield (a)	4.3%	3.7%	3.2%
Expected stock price volatility (b)	36.7%	37.3%	30.2%
Risk-free interest rate (c)	2.9%	3%	3.5%
Expected option lives (d)	7.0yrs	6.9 yrs	7.1yrs
Weighted average grant date fair value of options granted during the period	$4.07	$3.95	$5.30

(a)	This assumes that cash dividends of $0.16 per share are paid each quarter on our common stock.

(b)	Expected volatility is based on the historical volatility of our stock price, over the expected life of the option.

(c)	The risk-free rate is based upon the rate on a U.S. Treasury note for the period representing the average remaining contractual life of all options in effect at the time of the grant.

(d)	The expected term of the option is based on historical employee exercise behavior, the vesting terms of the respective option and a contractual life of ten years.

NOTE 13 - COMMON STOCK REPURCHASE PROGRAMS

Since 1995, our Board of Directors has authorized several common stock repurchase programs totaling 8.0 million shares, under which we have repurchased approximately 4.8 million shares for approximately $130.9 million, or $27.16 per share. Under the latest authorization to repurchase up to 4.0 million shares, approved in March 2000, to date we have repurchased a total of 818,000 shares for a total cost of $26.9 million at an average cost per share of $32.82. All repurchased shares are immediately canceled and retired. There have been no stock repurchases since 2005. As of December 31, 2010, approximately 3.2 million additional shares can be repurchased under the current authorization.

NOTE 14 - OTHER COMPREHENSIVE INCOME (LOSS)

Components of other comprehensive income (loss) as reflected in the consolidated statements of shareholders’ equity as follows:

Year Ended December 31,	2010	2009	2008
(Thousands of dollars)
Net foreign currency translation gains (losses)	$5,997	$10,872	$(39,567)

Realized loss on sale of investment in joint venture	(4,715)	—	—

Actuarial (losses) gains on pension obligation	(428)	907	1,346
Income tax (provision)	—	(1,111)	(445)
Net actuarial gains on pension obligation	(428)	(204)	901

Other comprehensive income (loss)	$854	$10,668	$(38,666)

December 31,	2010	2009	2008
(Thousands of dollars)
Net accumulated foreign currency translation gains (losses)	$(53,290)	$(54,572)	$(65,444)

Accumulated actuarial (loss) on pension obligation	(2,432)	(2,004)	(2,911)
Income tax benefit	—	—	1,111
Net accumulated actuarial (loss) on pension obligation	(2,432)	(2,004)	(1,800)

Accumulated other comprehensive loss	$(55,722)	$(56,576)	$(67,244)

During the year 2010, the value of the Mexican peso increased by 6 percent in relation to the U.S. dollar, resulting in a gain of $9.1 million in foreign currency translation adjustments related to our operations in Mexico. At December 31, 2010, cumulative unrealized foreign currency translation losses related to our operations in Mexico was $52.2 million.

NOTE 15 – IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER CHARGES

Due to the deteriorating financial condition of our major customers and other changes that occurred in the automotive industry during 2008 and 2009, we performed impairment analyses during those periods on all of our long-lived assets, and evaluated our assets held for sale for impairment in accordance with U.S. GAAP. During 2010, we did not identify any indicators of impairment that would have required us to test our long-lived assets for impairment under U.S. GAAP.

During the second quarter of 2009, we ceased production at our Van Nuys, California facility resulting in the layoff of approximately 290 employees and, during the fourth quarter of 2008, we ceased production at our Pittsburg, Kansas facility resulting in the layoff of approximately 600 employees. As a result of these plant shut-downs and the analyses of our long-lived assets, we recorded an impairment charge of $10.3 million during the fourth quarter of 2008 related to the long-lived assets associated with our Van Nuys, California facility reducing the carrying value of certain assets at this facility to their respective fair values. We also recorded impairment charges of $7.4 million during the third and fourth quarters of 2008 related to the long-lived assets associated with our Pittsburg, Kansas facility reducing the carrying value of certain assets at this facility to their respective fair values.

In addition to the above, our long-lived asset impairment analyses conducted at the end of the first quarter of 2009 indicated that the long-lived assets associated with our Fayetteville, Arkansas Plant were impaired due to the fact the estimated future undiscounted cash flows for the facility were not estimated to be sufficient to recover the carrying value of our long-lived assets associated with that facility. As a result, we recorded an impairment charge of $8.9 million during the first quarter of 2009 related to the long-lived assets associated with our Fayetteville, Arkansas facility reducing the carrying value of certain assets at this facility to their respective fair values.

The estimated fair values of the long-lived assets that were impaired and discussed above have been determined with the assistance of independent third party appraisers who have assisted us in determining the fair values of the machinery and equipment and properties. We have classified the inputs to the nonrecurring fair value measurements of these assets as being Level 2 within the fair value hierarchy in accordance with U.S. GAAP.

The excess property, plant and equipment associated with the closed facilities that are being actively marketed for sale are included in assets held for sale. During 2010 and 2009, the estimated fair values of certain of these assets declined to an amount that was less than their respective book values, resulting in additional asset impairment charges of $1.2 million and $2.9 million being recorded during 2010 and 2009, respectively. The fair value of these assets has been determined based upon comparable sales information and with the assistance of independent third party appraisers and we have classified the inputs to the nonrecurring fair value measurement of these assets as being level 2 within the fair value hierarchy in accordance with U.S. GAAP.

Below is a summary of the long-lived asset impairment charges discussed above:

Year Ended December 31,	2010	2009	2008
(Thousands of dollars)
Impairments:
Net book value of asset group or asset tested	$—	$18,234	$29,163
Fair value of asset group	—	9,325	10,662
Impairment charges	$—	$8,909	$18,501

Assets Held for Sale:
Net book value of assets held for sale	5,701	5,814	—
Fair value of assets	4,548	2,919	—
Impairment of assets held for sale	1,153	2,895	—
Total impairment charges	$1,153	$11,804	$18,501

The cumulative restructuring charges associated with plant closures and workforce reductions caused by the general decline in the automotive industry beginning in 2008 totaled $25.9 million over the last three years. We have completed our restructuring program and do not anticipate incurring any significant additional costs in the future. Plant closure and related costs, including one-time termination benefits are included in the table below. All of the non-impairment costs were included in cost of sales, except for $0.3 million of termination benefits in 2009 that were included in selling, general and administrative expenses. One-time termination benefits were derived from the individual agreements with each employee and were accrued ratably over the requisite service period. The following table summarizes the expenses, payments and resulting liabilities that were included in accrued expenses for one-time termination benefits and other plant closure related costs:

Year Ended December 31,	2010	2009	2008
(Thousands of dollars)
Beginning liability balance	$2,471	$107	$—
One-time termination benefit expenses	—	5,066	2,728
Other plant closure costs	2,109	13,990	2,000
Total expenses	2,109	19,056	4,728
Payments	(4,580)	(16,692)	(4,621)
Ending liability balance	$—	$2,471	$107

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)
(Thousands of dollars, except per share amounts)

	First	Second	Third	Fourth
Year 2010	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$150,196	$194,562	$183,712	$191,030	$719,500
Gross profit (loss)	$12,628	$27,892	$19,718	$28,999	$89,237
Impairment of long-lived assets and other charges (Note 15)	$—	$—	$150	$1,003	$1,153
Income (loss) from operations	$6,402	$20,569	$11,381	$21,447	$59,799
Income (loss) before income taxes and equity earnings	$6,084	$16,252	$12,601	$22,546	$57,483
Income tax (provision) benefit	$4,173	$(4,674)	$(2,204)	$(288)	$(2,993)
Equity earnings (losses) (Note 6)	$(1,358)	$(1,489)	$—	$—	$(2,847)
Net income	$8,899	$10,089	$10,397	$22,258	$51,643
Income per share:
Basic	$0.33	$0.38	$0.39	$0.83	$1.93
Diluted	$0.33	$0.38	$0.39	$0.82	$1.92
Dividends declared per share	$0.16	$0.16	$0.16	$0.16	$0.64

(1) The first quarter of 2010 includes the benefit of previously unrecognized tax benefits totaling $10.4 million related to the termination of certain tax examinations during that period.

	First	Second	Third	Fourth
Year 2009	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$81,548	$80,886	$111,371	$145,041	$418,846
Gross profit (loss)	$(14,513)	$(12,056)	$4,222	$12,178	$(10,169)
Impairment of long-lived assets and other charges (Note 15)	$8,910	$2,894	$—	$—	$11,804
Income (loss) from operations	$(28,198)	$(20,788)	$(1,559)	$5,927	$(44,618)
Income (loss) before income taxes and equity earnings	$(29,099)	$(21,582)	$103	$7,323	$(43,255)
Income tax (provision) benefit (1)	$(26,460)	$2,817	$(8,772)	$6,368	$(26,047)
Equity earnings (losses) (Note 6)	$(942)	$(2,204)	$(4,072)	$(17,622)	$(24,840)
Net loss	$(56,501)	$(20,969)	$(12,741)	$(3,931)	$(94,142)
Basic and diluted loss per share	$(2.12)	$(0.79)	$(0.48)	$(0.15)	$(3.53)
Dividends declared per share	$0.16	$0.16	$0.16	$0.16	$0.64

(1) Includes income tax (provision) benefit of ($25.3) million, ($18.5) million and $0.8 million for the first, third and fourth quarters of 2009, respectively, due to changes in the valuation allowances against deferred tax assets. Third quarter of 2009 also includes the benefit of previously unrecognized tax benefits totaling $11.1 million related to the termination of certain tax examinations during that period.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 7, 2009, PricewaterhouseCoopers LLP (PwC) was dismissed as the company's independent registered public accounting firm. The Audit Committee of the company's Board of Directors (the Audit Committee) participated in and approved the decision to change its independent registered public accounting firm.

The report of PwC on the company's financial statements for the fiscal year ended December 28, 2008 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the fiscal year ended December 28, 2008 and through May 7, 2009, there had been no disagreements with PwC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their report on the financial statements for that year.

During the fiscal year ended December 28, 2008 and through May 7, 2009, there were no "reportable events" (as defined in Item 304(a)(1)(v) of Regulation S-K).

On May 28, 2009, the Audit Committee approved the engagement of Deloitte and Touche LLP (Deloitte) as the company's independent registered public accounting firm for the fiscal year ended December 27, 2009.

During the fiscal year ended December 28, 2008 and the subsequent interim period prior to engaging Deloitte, neither the company nor anyone acting on behalf of the company, consulted Deloitte regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the company's financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 26, 2010. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 26, 2010, our disclosure controls and procedures were not effective due to the existence of the unremediated material weaknesses in internal control over financial reporting described below.

Management's Report on Internal Control Over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changing conditions, or that the degree of compliance with policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management performed an assessment of the effectiveness of the company's internal control over financial reporting as of December 26, 2010 based upon criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, management determined that our internal control over financial reporting was not effective as of December 26, 2010 based on the criteria in the Internal Control -- Integrated Framework issued by COSO, due to the material weaknesses described below:

In our 10-Q filing for the second quarter of 2010, management had reported a material weakness over our controls and procedures because the company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training to perform the required analytical reviews and reconciliations in a timely manner in order to file the Quarterly Report on Form 10-Q for the second quarter of 2010 within the time period specified by SEC rules and forms. Based on our evaluation, management has concluded that these controls and procedures have been remediated with the exception of the reconciliation and classification of cash and cash equivalents and short-term investments. The company has fixed deposits with original maturity dates greater than three months and less than one year which were not reconciled and presented correctly on the financial statements. The company did not have adequate controls in place to reconcile and ensure the proper classification of these fixed deposits. Consequently, management has concluded that this lack of reconciliation and disclosure controls represented a material weakness over financial reporting as of December 26, 2010.

Additionally, we did not maintain effective controls over the completeness, accuracy and valuation of the accounting for and disclosure of income taxes. Specifically, the company did not maintain a sufficient combination of knowledge, experience, training and management process, to ensure the income tax provision and related taxes payable and deferred tax liabilities were properly prepared and reconciled at our international operations. These control deficiencies could result in the misstatement of the aforementioned accounts and disclosures that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that these control deficiencies constitute a material weakness.

The effectiveness of the company's internal control over financial reporting as of December 26, 2010 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the material weaknesses  identified and discussed above in the Management's Report on Internal Control Over Financial Reporting.

ITEM 9B – OTHER INFORMATION

On January 28, 2011, Mr. Louis L. Borick, our founding Chairman and one of our current directors, executed that certain Founding Chairman Services Agreement by and between Mr. Borick and the company.  This agreement formally memorialized the compensation arrangement between Mr. Borick and the company that has been in place since March 1, 2007 and that will be further described under the “Compensation of Directors” section of our 2011 Annual Proxy Statement.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth herein, the information required by this Item is incorporated by reference to our 2011 Annual Proxy Statement.

Executive Officers
The names of corporate executive officers as of fiscal year end who are not also Directors are listed at the end of Part I of this Annual Report.  Information regarding executive officers who are Directors is contained in our 2011 Annual Proxy Statement under the caption “Election of Directors.”  Such information is incorporated herein by reference.  With the exception of the Chief Executive Officer (CEO), all executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors.  For a description of the CEO’s employment agreement, see “Employment Agreements” in our 2011 Annual Proxy Statement, which is incorporated herein in reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

Information relating to Executive Compensation is set forth under the captions “Compensation of Directors” and “Compensation Discussion and Analysis” in our 2011 Annual Proxy Statement, which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is set forth under the caption “Voting Securities and Principal Holders” in our 2011 Annual Proxy Statement.  Also see Note 12- Stock Based Compensation in Notes to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information related to Certain Relationships and Related Transactions is set forth under the captions, “Election of Directors” and “Transactions with Related Persons,” in our 2011 Annual Proxy Statement, and in Note 8 - Leases and Related Parties in Notes to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information related to Principal Accountant Fees and Services is set forth under the caption “Audit Fees,” “Audit Related Fees” and “Tax Fees” in our 2011 Annual Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	Financial Statements: See the “Index to the Consolidated Financial Statements and Financial Statement Schedule” in Item 8 of this Annual Report.

2.	Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2010, 2009 and 2008

3.	Exhibits

2.1	Agreement dated June 14, 2010 between the Registrant and Otto Fuchs Kg (filed herewith)

2.2	Sale and Purchase Agreement dated June 14, 2010 between the Registrant and Otto Fuchs Kg (filed herewith)

2.3
Share Subscription cum Shareholders' Agreement dated as of June 24, 2010 among the Registrant and Synergies Castings Limited, Messrs. Chandra Sekhar Movva and Manoj Khaitan and Kubera Cross-Border Fund (Mauritius) Limited (filed herewith)

2.4
Addendum to Share Subscription cum Shareholders' Agreement dated as of November 23, 2010 among the Registrant and Synergies Castings Limited, Messrs. Chandra Sekhar Movva and Manoj Khaitan and Kubera Cross-Border Fund (Mauritius) Limited (filed herewith)

3.1	Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994)

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on September 5, 2007.

10.1
Sublease dated March 2, 1976 between the Registrant and Louis L. Borick filed on Registrant’s Current Report on Form 8-K dated May 1976 (Incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1983) *

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

10.4	1993 Stock Option Plan of the Registrant (Incorporated by reference to Exhibit 28.1 to Registrant’s Form S-8 filed June 10, 1993, as amended. Registration No. 33-64088.) *

10.42	2003 Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit 99.1 to Registrant's Form S-8 dated July 28, 2003. Registration No. 333-107380.) *

10.5
Executive Employment Agreement dated January 1, 2005 between Steven J. Borick and the registrant (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the first quarter of 2005  ended March 27, 2005) *

10.6
Executive Annual Incentive Plan dated January 1, 2005 between Steven J. Borick and the registrant (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 19, 2005 *

10.7
Salary Continuation Plan of The Registrant, amended and restated as of November 14, 2008 (Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) *

10.8	2008 Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2008)

10.9	2008 Equity Inventive Plan Notice of Stock Option Grant and Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Form S-8 filed November 10, 2008. Registration No. 333-155258)

10.10
Agreement entered into between the Registrant and Emil J. Fanelli, Vice President and Corporate Controller of the Registrant to compensate Mr. Fanelli for serving as acting Chief Financial Officer of the Registrant pending the appointment of a permanent successor (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 18, 2010)*

10.11
Employment letter between the Registrant and Kerry A. Shiba, Senior Vice President and Chief Financial Officer (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended September 26, 2010)*

10.12
Form of Notice of Grant and Restricted Stock Agreement pursuant to Registrant's 2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed May 20, 2010)*

10.13
Second Amendment to Sublease Agreement dated April 1, 2010 by and among The Louis L. Borick Trust and The Nita Borick Management Trust and Registrant (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed March 25, 2010)*

10.14	2010 Employee Incentive Plan of the Registrant (filed herewith)

10.15	Services Agreement dated May 23, 2007 between the Registrant and Louis L. Borick (filed herewith) *

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

32
Certification of Steven J. Borick, Chairman, Chief Executive Officer and President, and Kerry A. Shiba, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

* Indicates management contract or compensatory plan or arrangement.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

                                                                                                                                          Schedule II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Thousands of dollars)

		Additions
	Balance at Beginning of Year	Charge to Costs and Expenses	Other Comprehensive Income (Loss)	Deductions From Reserves	Balance at End of Year
2010
Allowance for doubtful accounts	$486	$504	-	$(7)	$983
Inventory reserves	$3,766	$506	-	$(360)	$3,912
Valuation allowances for deferred tax assets	$66,143	-	$132	$(23,025)	$43,250
2009
Allowance for doubtful accounts	$3,128	$485	-	$(3,127)	$486
Inventory reserves	$2,232	$1,719	-	$(185)	$3,766
Valuation allowances for deferred tax assets	$19,357	$46,028	$758	-	$66,143
2008
Allowance for doubtful accounts	$2,427	$1,164	-	$(463)	$3,128
Inventory reserves	$1,651	$806	-	$(225)	$2,232
Valuation allowances for deferred tax assets	$12,083	$7,274	-	-	$19,357

S-1

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

By	/s/ Steven J. Borick	March 18, 2011
Steven J. Borick
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Louis L. Borick	Founding Chairman and Director	March 18, 2011
Louis L. Borick

/s/ Steven J. Borick	Chairman, Chief Executive Officer and President	March 18, 2011
Steven J. Borick	(Principal Executive Officer)

/s/ Kerry A. Shiba	Senior Vice President and Chief Financial Officer	March 18, 2011
Kerry A. Shiba	(Principal Financial Officer)

/s/ Emil J. Fanelli	Vice President and Corporate Controller	March 18, 2011
Emil J. Fanelli	(Principal Accounting Officer)

/s/ Margaret S. Dano	Lead Director	March 18, 2011
Margaret S. Dano

/s/ Sheldon I. Ausman	Director	March 18, 2011
Sheldon I. Ausman

/s/ Philip W. Colburn	Director	March 18, 2011
Philip W. Colburn

/s/ V. Bond Evans	Director	March 18, 2011
V. Bond Evans

/s/ Michael J. Joyce	Director	March 18, 2011
Michael J. Joyce

/s/ Francisco S. Uranga	Director	March 18, 2011
Francisco S. Uranga