Form 10-Q
period 2011-03-27
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2011-05-06
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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
Yes  ☐    No  ☑

Number of shares of no par value common stock outstanding as of April 29, 2011: 26,967,613

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Condensed Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	March 27, 2011	March 28, 2010
NET SALES	$189,534	$150,196
Cost of sales	172,657	137,568
GROSS PROFIT	16,877	12,628
Selling, general and administrative expenses	6,692	6,226
INCOME FROM OPERATIONS	10,185	6,402
Interest income, net	291	400
Other income (expense), net	691	(718)
INCOME BEFORE INCOME TAXES AND EQUITY EARNINGS	11,167	6,084
Income tax (provision) benefit	(3,113)	4,173
Equity in losses of unconsolidated affiliates	—	(1,358)
NET INCOME	$8,054	$8,899
INCOME PER SHARE - BASIC	$0.30	$0.33
INCOME PER SHARE - DILUTED	$0.29	$0.33
DIVIDENDS DECLARED PER SHARE	$0.16	$0.16

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share amounts)
(Unaudited)

	March 27, 2011	December 26, 2010
ASSETS
Current assets:
Cash and cash equivalents	$158,304	$129,631
Short term investments	19,227	21,922
Accounts receivable, net	124,187	116,726
Inventories	80,730	74,897
Income taxes receivable	1,221	1,221
Deferred income taxes, net	6,245	3,920
Assets held for sale	4,548	4,548
Other current assets	4,645	28,747
Total current assets	399,107	381,612
Property, plant and equipment, net	168,186	167,207
Investment in and advances to unconsolidated affiliate	4,846	4,500
Non-current assets	18,457	19,123
Total assets	$590,596	$572,442

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,169	$30,230
Accrued expenses	42,858	40,308
Income taxes payable	4,886	—
Total current liabilities	77,913	70,538

Non-current income tax liabilities	34,800	33,049
Non-current deferred income tax liabilities, net	26,122	25,492
Other non-current liabilities	29,966	29,881
Commitments and contingencies (Note 15)	—	—
Shareholders' equity:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 26,938,490 shares
(26,853,790 shares at December 26, 2010)	63,758	61,675
Accumulated other comprehensive loss	(53,227)	(55,722)
Retained earnings	411,264	407,529
Total shareholders' equity	421,795	413,482
Total liabilities and shareholders' equity	$590,596	$572,442
See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 27, 2011	March 28, 2010
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$32,598	$(1,905)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(4,098)	(1,081)
Proceeds from sales and maturities of investments (Note 2)	4,068	8,220
Purchase of investments (Note 2)	(1,373)	(5,000)
Collection of amounts receivable from sale of equity interest in Suoftec	805	—
Loan to unconsolidated affiliate	(450)	—
Premiums paid for life insurance	(109)	—
Proceeds from sales of fixed assets	29	12
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,128)	2,151

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,319)	(4,265)
Proceeds from exercise of stock options	1,522	—
NET CASH USED IN FINANCING ACTIVITIES	(2,797)	(4,265)

Net increase (decrease) in cash and cash equivalents	28,673	(4,019)

Cash and cash equivalents at the beginning of the period (Note 2)	129,631	108,567

Cash and cash equivalents at the end of the period (Note 2)	$158,304	$104,548

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock		Accumulated Other
	Number of Shares	Amount	Comprehensive Income (Loss)	(1)	Retained Earnings	Total

Balance at December 26, 2010	26,853,790	$61,675	$(55,722)		$407,529	$413,482
Comprehensive income:
Net income	—	—	—		8,054	8,054
Other comprehensive income, net of tax:
Foreign currency translation gain	—	—	2,495		—	2,495
Total comprehensive income						10,549
Stock options exercised	84,700	1,522	—		—	1,522
Issuance of restricted stock	2,000	—	—		—	—
Cancellation of restricted stock	(2,000)	—	—		—	—
Stock-based compensation expense	—	561	—		—	561
Cash dividends declared ($0.16 per share)	—	—	—		(4,319)	(4,319)
Balance at March 27, 2011	26,938,490	$63,758	$(53,227)		$411,264	$421,795

(1)	For the thirteen weeks ended March 28, 2010, comprehensive income, net of tax, was $12,175 which included net income of $8,899 and a foreign currency translation adjustment gain of $3,276.

See notes to condensed consolidated financial statements.

Superior Industries International, Inc.
Notes to Condensed Consolidated Financial Statements
March 27, 2011
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

Ford Motor Company (Ford), General Motors Company (GM) and Chrysler Group LLC (Chrysler), were our only customers individually accounting for more than 10 percent of our consolidated net sales and together represented approximately 75 percent and 81 percent of our total wheel sales during the first quarter of 2011 and 2010, respectively. We also manufacture aluminum wheels for BMW, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen.  The loss of all or a substantial portion of our sales to Ford, GM or Chrysler would have a significant adverse impact on our operating results and financial condition. This risk is partially mitigated by our long-term relationships with these OEM customers and our supply arrangements which are generally for multi-year periods.

Beginning with the third quarter of 2008, the automotive industry was negatively impacted by the continued dramatic shift away from full-size trucks and SUVs caused by continuing high fuel prices, rapidly rising commodity prices and the tightening of consumer credit due to the then deteriorating financial markets. Accordingly, our OEM customers announced unprecedented restructuring actions, including assembly plant closures, significant reductions in production of light trucks and SUVs, delayed launches of key 2009 model-year light truck programs and movement toward more fuel-efficient passenger cars and cross-over type vehicles. These restructuring actions culminated in the bankruptcy reorganization of Chrysler and GM in 2009. Following steep declines in 2009, automotive markets have experienced significant recovery in 2010 and into 2011, especially in North America. According to Ward's Automotive Group, production of automobiles and light-duty trucks in North America reached 11.9 million vehicles in 2010, an increase of 3.3 million, or 39 percent, from 8.6 million in 2009. Conversely, 2009 production decreased 4.0 million, or 32 percent, from 12.6 million in 2008. This relatively recent history from 2008 to 2010 reflects the high degree of volatility that our customers and the market for our products can experience.

Despite improvement in the U.S. automotive industry since the later part of 2009, vehicle production levels still remain below historical high points. There can be no guarantee that recent improvements will be sustained or that reductions from current production levels will not occur in future periods.  Vehicle demand is subject to many unpredictable factors such as changes in the general economy, gasoline prices, consumer credit availability and interest rates.  Demand for aluminum wheels can be further affected by other factors, including pricing and performance comparisons to competitive materials such as steel.  Finally, the demand for our products is influenced by shifts of market share between vehicle manufacturers and the specific market penetration of individual vehicle platforms being sold by our customers.

While we historically have had long-term relationships with our customers and our supply arrangements generally are for multi-year periods, maintaining such long-term arrangements on terms acceptable to us has become increasingly difficult. Despite recovery of the market for our products in 2010 and into 2011, global competitive pricing pressures continue to affect our business negatively as our customers maintain and/or further develop alternative supplier options. Increasingly global procurement practices, the pace of new vehicle introduction and demand for price reductions may make it more difficult to maintain long-term supply arrangements with our customers, and there are no guarantees that we will be able to negotiate supply arrangements on terms acceptable to us in the future.

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

Since the natural disaster in Japan that occurred in March 2011, there has been much discussion and speculation about the resulting impact on the automotive industry. Much of the discussion has focused on supply chain disruption and its effect on automotive assembly rates, including the impact in North America, which is the market for our products. We currently do not purchase critical raw materials or supplies from Japan. In these circumstances, we rely primarily on communication from our customers to determine the potential effect on automotive assembly rates and demand for our products. Of our current customers, a reduction in orders from Toyota has been the most significant result visible to us thus far. While this reduction may have a negative impact on our sales and financial performance, we do not expect such impact to be material to our overall results.

Note 2 – Presentation of Condensed Consolidated Financial Statements

During interim periods, we follow the accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended December 26, 2010 and apply appropriate interim financial reporting standards for a fair statement of our operating results and financial position in conformity with accounting principles generally accepted in the United States of America, as codified in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) (referred to herein as U.S. GAAP), as indicated below.  Users of financial information produced for interim periods in 2011 are encouraged to read this Quarterly Report on Form 10-Q in conjunction with our consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (SEC) in our 2010 Annual Report on Form 10-K.

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

We use a 4-4-5 convention for our fiscal quarters, which are thirteen week periods generally ending on the last Sunday of each calendar quarter.  We refer to these thirteen week fiscal periods as “quarters” throughout this report.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated income statements for the thirteen week periods ended March 27, 2011 and March 28, 2010, (ii) the condensed consolidated balance sheets at March 27, 2011 and December 26, 2010, (iii) the condensed consolidated statements of cash flows for the thirteen week periods ended March 27, 2011 and March 28, 2010, and (iv) the condensed consolidated statement of shareholders’ equity and comprehensive income for the thirteen week period ended March 27, 2011. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP.  The condensed consolidated balance sheet as of December 26, 2010 was derived from our 2010 audited financial statements, but does not include all disclosures required by U.S. GAAP.

Prior Period Adjustments

As of December 27, 2009, we had invested approximately $25.7 million in short-term fixed deposits with financial institutions that had original maturities greater than three months but less than one year. As of March 28, 2010, approximately $22.5 million of these fixed deposits remained on-hand. These fixed deposits were originally reported as cash and cash equivalents in the first quarter of 2010. As such, we have revised our previously reported condensed consolidated statement of cash flows for the first quarter of 2010 to reflect an increase of approximately $22.5 million in short-term investments, a $22.5 million decrease in cash and cash equivalents, an increase in the purchase of investments by $5.0 million, and the redemption of $8.2 million of investments related to the maturity of these short-term fixed deposits. These revisions correct the misclassification made in presenting these fixed deposits as cash and cash equivalents. The corrections had no effect on our previously reported condensed consolidated statements of operations, condensed consolidated statements of shareholders' equity or the net cash provided by operating activities and the cash used in financing activities within the condensed consolidated statement of cash flows, and is not considered material to any previously reported consolidated financial statements.

Note 3 – Investments in Unconsolidated Affiliates

Joint Venture in Hungary

During the second quarter of 2010, we made a strategic decision to liquidate our investment in Suoftec Light Metal Products Production & Distribution Ltd. (Suoftec), the company's joint venture manufacturing facility in Hungary, and on June 18, 2010, we sold our 50-percent ownership interest to our joint venture partner, Otto Fuchs Kg, based in Meinerzhagen, Germany.  Suoftec manufactures cast and forged aluminum wheels principally for the European automobile industry.  Being 50-percent owned and non-controlled, Suoftec was not consolidated, but was accounted for using the equity method of accounting.  As of March 27, 2011, a receivable in the amount of 1.4 million euro, or $2.1 million, remains on our condensed consolidated balance sheet related to the sale. As of December 26, 2010, this receivable was 2.2 million euro, or $2.9 million, of which 0.8 million euro was received in cash during the quarter ended March 27, 2011. Included below is a summary statement of operations for Suoftec for the first quarter of 2010.

(Dollars in thousands)	Thirteen Weeks Ended
March 28, 2010
Net sales	$20,597
Cost of sales	22,257
Gross loss	(1,660)
Selling, general and administrative expenses	612
Loss from operations	(2,272)
Other expense, net	(539)
Loss before income taxes	(2,811)
Income tax benefit	122
Net loss	$(2,689)
50-percent of Suoftec net loss	$(1,344)
Intercompany profit elimination	(14)
Equity in losses from unconsolidated affiliate	$(1,358)

Investment in India

On June 28, 2010, we executed a share subscription agreement (the Agreement) with Synergies Casting Limited (Synergies), a private aluminum wheel manufacturer based in Visakhapatnam, India, providing for our acquisition of a minority interest in Synergies by the company. As of March 27, 2011, the total cash investment in Synergies amounted to $4.5 million, representing 14.6 percent of the outstanding equity shares of Synergies. During the first quarter of 2011, Synergies failed to satisfy certain conditions by specific deadlines that required us to make an additional investment and we are not obligated to make any further investment. Additionally, we have the right on or before June 30, 2011, which date was extended from March 30, 2011, to elect to cause Synergies to use reasonable efforts to sell our equity shares at our cost within three months of our election, and if unsuccessful, we may cause certain other shareholders of Synergies to purchase our equity shares at our purchase cost within the following three months. Our investment in Synergies is accounted for under the equity method of accounting. Our proportionate share of Synergies operating results was immaterial for the first quarter of 2011. During the first quarter of 2011, a group of existing equity holders, including the company, made a loan of $1.5 million to Synergies for working capital needs. The company's share of this unsecured advance was $450,000, to be repaid in 24 monthly installments beginning in October 2011 and bearing interest at seven percent per annum, payable quarterly. The terms and conditions of the loan were substantially the same for all equity holders involved in the transaction.

Note 4 – Impairment of Long-Lived Assets

During the first quarters of 2011 and 2010, we did not identify any indicators of impairment that would have required us to test our long-lived assets for impairment under U.S. GAAP. The excess property, plant and equipment associated with the closed facilities that are being actively marketed for sale are included in assets held for sale. During 2010, the estimated fair values of certain of these assets declined to $4.5 million which was less than their respective book values of $5.7 million, resulting in an additional asset impairment charge of $1.2 million. The fair value of these assets has been determined based upon comparable sales information and with the assistance of independent third party appraisers and we have classified the inputs to the nonrecurring fair value measurement of these assets as being level 2 within the fair value hierarchy in accordance with U.S. GAAP.

Note 5 – Stock-Based Compensation

Our 2008 Equity Incentive Plan authorizes us to issue incentive and non-qualified stock options, as well as stock appreciation rights, restricted stock and performance units to our non-employee directors, officers, employees and consultants providing for the issuance of up to 3.5 million shares of common stock. No more than 100,000 shares may be used under such plan as “full value” awards, which include restricted stock and performance units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  At March 27, 2011, there were 2.3 million shares available for future grants under this plan. Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options granted under this plan require no less than a three year ratable vesting period.

During the first quarters of 2011 and 2010, we granted options for a total of 135,000 and 120,000 shares, respectively.  The weighted average fair values at the grant dates for options issued during the first quarters of 2011 and 2010 were $5.23 per option and $3.90 per option, respectively. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the first quarters of 2011 and 2010, respectively: (i) dividend yield on our common stock of 4.05 percent and 4.10 percent; (ii) expected stock price volatility of 37.4 percent and 36.8 percent; (iii) a risk-free interest rate of 2.80 percent and 3.04 percent; and (iv) an expected option term of 7.0 years for both periods.  During the first quarter of 2011, 84,700 stock options were exercised and 15,000 options were canceled. No stock options were exercised in the first quarter of 2010, and 86,750 options were canceled.

Stock-based compensation expense related to our unvested stock options and restricted stock awards was allocated as follows:

(Dollars in thousands)	Thirteen Weeks Ended
	March 27, 2011	March 28, 2010
Cost of sales	$101	$91
Selling, general and administrative expenses	460	497
Stock-based compensation expense	$561	$588

As discussed in Note 9 – Income Taxes, we had previously provided valuation allowances on our U.S. deferred tax assets.  Consequently, the income tax benefit on our stock-based compensation expense in each of the first quarters of 2011 and 2010 was entirely offset by changes in valuation allowances.  As of March 27, 2011, a total of $4.6 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.6 years.  There were no significant capitalized stock-based compensation costs at March 27, 2011 and December 26, 2010.

Note 6 – Business Segments

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

(Dollars in thousands)	Thirteen Weeks Ended
Net sales:	March 27, 2011	March 28, 2010
U.S.	$66,464	$46,456
Mexico	123,070	103,740
Consolidated net sales	$189,534	$150,196

Property, plant and equipment, net:	March 27, 2011	December 26, 2010
U.S.	$45,317	$44,382
Mexico	122,869	122,825
Consolidated property, plant and equipment, net	$168,186	$167,207

Note 7 – Pre-Production Costs Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customer and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Recognized tooling reimbursement revenues for the thirteen week periods ended March 27, 2011 and March 28, 2010, which totaled $2.5 million and $2.4 million, respectively, are included in net sales in the condensed consolidated income statements. The following table summarizes the unamortized customer-owned tooling costs included in our non-current assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities.

(Dollars in Thousands)	March 27, 2011	December 26, 2010
Unamortized Preproduction Costs
Preproduction costs	$37,962	$36,754
Accumulated depreciation	(26,029)	(24,159)
Net preproduction costs	$11,933	$12,595

Deferred Tooling Revenue
Accrued expenses	$5,535	$5,491
Other non-current liabilities	2,740	2,384
Total deferred tooling revenue	$8,275	$7,875

Note 8 – Income Per Share

In accordance with U.S. GAAP, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share includes the dilutive effect of outstanding stock options calculated using the treasury stock method.

The computation of diluted earnings per share does not include stock option awards that were outstanding and anti-dilutive (i.e., including such awards would result in higher earnings per share), since the exercise prices of these awards exceeded the average market price of the company’s common stock during the respective periods.  For the thirteen week periods ended March 27, 2011 and March 28, 2010, 1.8 million and 2.9 million shares were excluded from the computations, respectively.  Summarized below are the calculations of basic and diluted earnings per share.

(In thousands, except per share amounts)	Thirteen Weeks Ended
	March 27, 2011	March 28, 2010
Basic Income Per Share:
Reported net income	$8,054	$8,899
Basic income per share	$0.30	$0.33
Weighted average shares outstanding - Basic	26,870	26,668

Diluted Income Per Share:
Reported net income	$8,054	$8,899
Diluted income per share	$0.29	$0.33
Weighted average shares outstanding	26,870	26,668
Weighted average dilutive stock options	441	45
Weighted average shares outstanding - Diluted	27,311	26,713

Note 9 – Income Taxes

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

The income tax provision on income before income taxes and equity earnings for the thirteen weeks ended March 27, 2011 was $3.1 million, which was an effective income tax rate of 27.9 percent. The effective tax rate is affected both downwards and upwards by several factors.  The rate is favorably impacted by foreign tax and research and development credits. Partially offsetting these items is a provision for foreign taxes and state taxes and deferred tax items including changes in foreign tax rates. In addition, taxable income generated in the first quarter of 2011 allowed us to utilize certain net operating loss carryforwards. The valuation allowance was reduced by approximately $2.5 million during the first quarter of 2011 to $40.8 million from $43.3 million at December 26, 2010.

The income tax benefit on income before income taxes and equity earnings for the thirteen weeks ended March 28, 2010 was a benefit of $4.2 million, including a $10.4 million net impact of the reversal of a portion of our liability for unrecognized tax benefits resulting from the completion of an income tax examination. The $10.4 million tax benefit was comprised of $17.4 million of previously unrecognized tax benefits that were partially offset by a reduction in deferred tax assets related to the unrecognized tax benefits in the amount of $7.0 million.  During the first quarter of 2010, our effective tax rate differed from the federal statutory rate due to foreign income being taxed at rates other than the federal statutory rate, and due to the $10.4 million net impact of the reversal of a portion of our liability for unrecognized tax benefits.

Within the next twelve month period ending March 25, 2012, we do not expect any income tax examinations to be completed, however we expect $0.2 million of benefits to be recognized due to the expiration of statutes of limitation. Accordingly, we anticipate recognizing a $0.2 million benefit from reversing a portion of the $34.8 million liability established for unrecognized tax benefits and related interest and penalties at March 27, 2011. During the first quarter of 2011, the liability for uncertain tax positions increased by $1.8 million, from $33.0 million at December 26, 2010, primarily as a result of a $1.1 million increase due to foreign currency translation and $0.4 million of interest and penalties which were recognized in income tax expense.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Mexico, the Netherlands, India and the United States.  We are no longer under examination of any U.S. federal, state and local income tax returns for years before 2009. On January 20, 2011, our 2008 U.S. federal income tax return examination was completed.

On March 19, 2010, we received notification from Mexico’s Tax Administration Service (Servicio de Administracion Tributaria) that the examination of the 2003 tax year had been completed.  Mexico's Tax Administration Service (Servicio de Administracion Tributaria) is currently examining the 2004 and 2007 tax years of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary.  During the second quarter of 2010, we reorganized the legal structure of our Mexico operation from a buy-sell manufacturer to a consignment contract manufacturer. In December 2010, tax laws were amended affecting the taxation of consignment contract manufacturers in Mexico. The company believes this change in law will result in an increase in taxes of our Mexican operations for the year 2011.

Note 10 – Short-Term Investments

The company's short-term investments include certificates of deposit and fixed deposits whose original maturity is greater than three months and is one year or less. Certificates of deposit and fixed deposits whose original maturity is three months or less are classified as cash equivalents and certificates of deposit and fixed deposits whose maturity is greater than one year at the balance sheet date are classified as non-current assets in our condensed consolidated balance sheet. The purchase of any certificate of deposit or fixed deposit that is classified as a short-term investment or non-current asset appear in the investing section of our condensed consolidated statement of cash flows.

Restricted Deposits

We purchase certificates of deposit with maturity dates that expire within twelve months that are used to secure our workers’ compensation obligations and collateralize letters of credit securing our forward natural gas contracts in Mexico.  At March 27, 2011 and December 26, 2010, certificates of deposit totaling $2.5 million and $5.2 million, respectively, which were restricted in use, were classified as short-term investments on our condensed consolidated balance sheet.

Note 11 – Accounts Receivable

(Dollars in thousands)
	March 27, 2011	December 26, 2010
Trade receivables	$109,530	$105,745
Receivable from sale of equity interest in Suoftec	2,062	2,867
Other receivables	13,299	9,097
	124,891	117,709
Allowance for doubtful accounts	(704)	(983)
Accounts receivable, net	$124,187	$116,726

Note 12 – Inventories

(Dollars in thousands)
	March 27, 2011	December 26, 2010
Raw materials	$17,808	$13,414
Work in process	44,281	39,893
Finished goods	18,641	21,590
Inventories	$80,730	$74,897

Note 13 – Property, Plant and Equipment

(Dollars in thousands)
	March 27, 2011	December 26, 2010
Land and buildings	$73,034	$71,757
Machinery and equipment	411,060	406,150
Leasehold improvements and others	8,378	8,332
Construction in progress	7,772	5,617
	500,244	491,856
Accumulated depreciation	(332,058)	(324,649)
Property, plant and equipment, net	$168,186	$167,207

Depreciation expense was $7.0 million for the thirteen weeks ended March 27, 2011 and $7.5 million for the comparable period ended March 28, 2010.

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

For the thirteen weeks ended March 27, 2011, payments to retirees or their beneficiaries totaled approximately $243,000.  We presently anticipate benefit payments in 2011 to total approximately $1.0 million.  The following table summarizes the components of net periodic pension cost for the first quarters of 2011 and 2010.

(Dollars in thousands)	Thirteen Weeks Ended
	March 27, 2011	March 28, 2010
Service cost	$74	$146
Interest cost	323	317
Net amortization	6	(1)
Net periodic pension cost	$403	$462

Note 15 – Commitments and Contingencies

On December 6, 2010, Autobotics, L.L.C. filed a lawsuit against the company in the District Court of Rogers County of the State of Oklahoma alleging breach of contract and conversion of intellectual property in connection with a confidentiality agreement. We contend that the plaintiff failed to properly serve our company. On March 30, 2011, however, the state court entered an order granting plaintiff's motion for default journal entry of judgment, despite the company's entry of special appearance to seek a continuance and the opportunity to establish that the lawsuit was never properly served. On April 7, 2011, we filed a Notice of Removal of Action to Federal Court, where the case is currently pending in the United States District Court for the Northern District of Oklahoma. We have moved to have the federal court vacate the entry of default judgment. Although the claim has only recently been asserted, we believe this matter is without merit and will vigorously contest this claim. Although no assurance can be given as to the final outcome, we believe the possibility of a loss on settlement to be less than reasonably possible, and in the event of an adverse finding, there would not be a material adverse impact to our company's financial condition, results of operations, or cash flows.

We are party to various legal and environmental proceedings incidental to our business.  Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us.  Based on facts now known, we believe all such matters are adequately provided for, covered by insurance, are without merit and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position.  For additional information concerning contingencies, risks and uncertainties, see Note 16 – Risk Management.

Note 16 – Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, changing commodity prices for the materials used in the manufacture of our products and the development of new products.

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican peso, the value of which increased by 3 percent in relation to the U.S. dollar in the first quarter of 2011.  Foreign currency transaction gains in the first quarter of 2011 totaled $0.3 million compared to a loss of $0.5 million in the comparable period a year ago.  All transaction gains and losses are included in other income (expense) in the condensed consolidated income statements.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at March 27, 2011 of $49.7 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of shareholders’ equity and comprehensive income.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments in place for the delivery of natural gas through 2012. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale (NPNS) exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of March 27, 2011 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

In 2009, we concluded that the natural gas purchase commitments for our manufacturing facility in Arkansas and certain natural gas commitments for our facilities in Chihuahua, Mexico no longer qualified for the NPNS exemption since we could no longer assert that it was probable we would take full delivery of the contracted quantities in light of the continued decline of our industry.  These natural gas purchase commitments were classified as being with “no hedging designation” and, accordingly, we were required to record any gains and/or losses associated with the changes in the estimated fair values of these commitments in our current earnings through December 2010, when full delivery under these contracts was completed. The gain on these commitments in the first quarter of 2010 was $0.5 million, which was included in cost of sales on our condensed consolidated income statement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf.  We may from time to time make written or oral statements in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These forward-looking statements are based upon management's current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and potential liability for environmental-related matters. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to” and similar expressions.

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the company, which could cause actual results to differ materially from such statements and from the company's historical results and experience.  The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in the automotive industry, including the financial condition of our OEM customers and changes in consumer preferences for end products, fluctuations in production schedules for vehicles for which we are a supplier, increased global competitive pressures, our dependence on major customers and third party suppliers and manufacturers, our ability to achieve cost savings from reductions in manufacturing capacity, our exposure to foreign currency fluctuations, increasing fuel and energy costs, regulatory changes and other factors or conditions described in Item 1A - Risk Factors in Part II of this Quarterly Report on Form 10-Q and in Item 1A - Risk Factors in Part I of our 2010 Annual Report on Form 10-K.  We assume no obligation to update publicly any forward-looking statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto and with the audited Consolidated Financial Statements, notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K.

Executive Overview

Comparisons to the first quarter a year ago reflect the continued recovery in the market for our products as the U.S. automobile industry is emerging from the extremely difficult market conditions existing in 2009 and 2008. Overall North American production of passenger cars and light trucks in the first quarter of 2011 was reported by industry publications as being up by approximately 16 percent versus the comparable period a year ago, with production of passenger cars increasing 9 percent and production of light trucks and SUVs increasing 23 percent.  While production levels of the U.S. automotive industry are better than the first quarter of 2010, they are still below historical high points as a result of the extremely difficult market conditions existing in 2009 and 2008 from which the U.S. automobile industry still is recovering.

Consolidated revenues in the first quarter of 2011 increased $39.3 million, or 26 percent, to $189.5 million from $150.2 million in the comparable period a year ago.  Wheel sales in the first quarter of 2011 increased $39.2 million, or 27 percent, to $187.0 million from $147.8 million in the comparable period a year ago, as our wheel shipments increased 17 percent to 2.8 million from 2.4 million a year ago.  Gross profit in the first quarter of 2011 was $16.9 million, or 9 percent of net sales, compared to $12.6 million, or 8 percent of net sales, in the comparable period a year ago.  Net income for the first quarter of 2011 was $8.1 million, or $0.29 per diluted share, and included an income tax provision of $3.1 million, compared to net income in the first quarter of 2010 of $8.9 million, or $0.33 per diluted share, which included an income tax benefit of $4.2 million.

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

Results of Operations

(Dollars in thousands, except per share amounts)
	Thirteen Weeks Ended
Selected data	March 27, 2011	March 28, 2010
Net sales	$189,534	$150,196
Gross profit	$16,877	$12,628
Percentage of net sales	8.9%	8.4%
Income from operations	$10,185	$6,402
Percentage of net sales	5.4%	4.3%
Net income	$8,054	$8,899
Percentage of net sales	4.2%	5.9%
Diluted income per share	$0.29	$0.33

Net Sales

Consolidated revenues in the first quarter of 2011 increased $39.3 million, or 26 percent, to $189.5 million from $150.2 million in the same period a year ago.  Wheel sales in the first quarter of 2011 increased $39.2 million, or 27 percent, to $187.0 million from $147.8 million in the same period a year ago, as our wheel shipments increased by 17 percent.  The increase in unit volume of wheels shipped contributed $24.5 million of the $39.2 million increase in wheel revenues. We fundamentally pass changes in aluminum price through to our customers. Changes in aluminum price contributed $10.7 million of the total wheel revenue increase, and were the primary cause of a 9 percent increase in the average selling price of our wheels.  Tooling reimbursement revenues totaled $2.5 million in the first quarter of 2011 and $2.4 million in the same period of 2010.

U.S. Operations
Consolidated revenues of our U.S. wheel plants in the first quarter of 2011 increased $20.0 million, or 43 percent, to $66.5 million from $46.5 million in the comparable period a year ago.   The increase in revenues in the first quarter of 2011 is attributable to a 25 percent increase in unit shipments and an 18 percent increase in the average selling price primarily attributable to the increase in the pass-through price of aluminum and the mix of wheel sizes and specialty finishes sold.  The increase in unit shipments in the first quarter of 2011 is primarily attributable to increased consumer demand for automobiles and light trucks compared to the first quarter of 2010.

Mexico Operations
Consolidated revenues of our Mexico wheel plants in the first quarter of 2011 increased $19.3 million, or 19 percent, to $123.0 million from $103.7 million in the comparable period a year ago.   The increase in revenues in the first quarter of 2011 is primarily attributable to a 13 percent increase in unit shipments and a 5 percent increase in the average selling price due principally to the increase in the pass-through price of aluminum.  The increase in revenues and unit shipments in the first quarter of 2011 is primarily attributable to increased consumer demand for automobiles and light trucks compared to the same period a year ago.

Customer Comparisons
As reported by industry publications, North American production of passenger cars and light trucks in the first quarter of 2011 was up approximately 16 percent compared to the same quarter in the previous year, while our wheel shipments increased 17 percent for the same period.  The increase of North American vehicle production included an increase of 9 percent for passenger cars and an increase of 23 percent for light trucks and SUVs. During the same period, our shipments of passenger car wheels increased by 9 percent while light truck wheel shipments increased by 21 percent.

When looking at our major customer mix, OEM unit shipment percentages were as follows:

	Thirteen Weeks Ended
	March 27, 2011	March 28, 2010
Ford	32%	31%
General Motors	30%	34%
Chrysler	10%	15%
International customers	28%	20%
Total	100%	100%

At the customer level, shipments in the first quarter of 2011 to Ford increased 21 percent compared to the same period a year ago, as light truck and SUV wheel shipments increased 44 percent and shipments of passenger car wheels decreased 11 percent.  At the program level, the major unit shipment increases were for Fiesta, the F Series trucks, Edge, and Fusion, with the major unit shipment decrease in Focus.  Shipments to GM in the first quarter of 2011 increased 3 percent compared to the first quarter of 2010, as light truck and SUV wheel shipments increased 4 percent and shipments of passenger car wheels increased 2 percent.   The major unit shipment increases to GM were for Chevrolet’s Malibu and the GMT900 platform, with major unit decreases in Cobalt and Acadia.

Shipments to Chrysler in the first quarter of 2011 decreased 23 percent compared to the same period a year ago, as shipments of light truck and SUV wheels decreased 1 percent and passenger car wheels decreased 57 percent.  The Chrysler programs with the largest decreases in unit shipments included the Dodge Charger and the Chrysler 300 models, partially offset by unit increases in the Jeep Grand Cherokee and Avenger. Shipments to international customers in the first quarter of 2011 increased 62 percent compared to the first quarter of 2010, as shipments of light truck and SUV wheels increased 51 percent and shipments of passenger car wheels increased 70 percent.  The principal unit shipment increases to international customers in the current period compared to a year ago were for BMW's X3, Nissan's Altima and Sentra, and Toyota’s Highlander and Avalon.

Gross Profit

Consolidated gross profit increased $4.2 million for the first quarter of 2011 to $16.9 million, or 9 percent of net sales, compared to $12.6 million, or 8 percent of net sales, for the same period a year ago.  As indicated above, unit shipments in the first quarter of 2011 increased 17 percent compared to the same period a year ago and the higher sales volume contributed to the higher gross margin in the first quarter of 2011.  Included in gross profit in the current quarter were approximately $3.4 million of costs primarily associated with scheduled plant maintenance shutdowns and unexpected production curtailments due to inclement weather during the period. Similar costs for plant shutdowns incurred during the same period last year totaled $0.6 million. Additionally, plant labor costs increased at a higher rate than sales, as training and other start-up inefficiencies resulted from increasing headcount to better balance manpower with production levels and to support new product launches. Repair and maintenance costs incurred during the first quarter of 2011 outside of the plant shutdown periods were also higher compared with the first quarter of last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2011 increased $0.5 million to $6.7 million, or 3.5 percent of net sales, from $6.2 million, or 4.1 percent of net sales, for the same period in 2010.  The $0.5 million increase in selling, general and administrative expenses during the first quarter of 2011 was principally due to an increase of $0.9 million in salaries, wages and incentive compensation partially offset by a $0.3 million reduction of implementation costs related to our new enterprise resource planning system that was implemented in the second quarter of 2010.

Income from Operations

Aluminum, natural gas and other direct material costs are a significant component of our direct costs to manufacture wheels.  These costs are substantially the same for all of our plants since many common suppliers service both our U.S. and Mexico operations. In addition, our operations in the U.S. and Mexico sell to the same customers, utilize the same marketing and engineering resources, have the same material inputs, have interchangeable manufacturing processes and provide the same basic end product.  However, profitability between our U.S. and Mexico operations can vary as a result of differing labor and benefit costs, the mix of wheels manufactured and sold by each plant, as well as differing plant utilization levels resulting from our internal allocation of wheel programs to our plants.

Consolidated income from operations includes our U.S. operations and our international operations, which are principally our wheel manufacturing operations in Mexico, and certain costs that are not allocated to a specific operation.   These expenses include corporate services that are primarily incurred in the U.S. but are not charged directly to our world-wide operations, such as selling, general and administrative expenses, engineering services for wheel program development and manufacturing support, environmental and other governmental compliance services, etc.

Consolidated income from operations increased $3.8 million in the first quarter of 2011 to $10.2 million, or 5.4 percent of net sales, from $6.4 million, or 4.3 percent of net sales, in the same period in 2010.  Income from operations of our U.S. operations increased $0.7 million, while income from our Mexican operations increased $1.6 million when comparing 2011 to in the same period in 2010.  Corporate costs incurred during the first quarter of 2011 were $1.5 million lower than the first quarter of 2010.

Included below are the major items that impacted income from operations for our U.S. and Mexico operations during the first quarter of 2011.

U.S. Operations
Income from operations for our U.S. operations in the first quarter of 2011 increased by $0.7 million compared to the same period a year ago.  Our U.S. operations during both periods consisted of two wheel plants.  The increase in income from our U.S. operations in the first quarter of 2011 as compared to the first quarter last year was principally due to a 25 percent increase in unit shipments and a 26 percentage point increase in plant utilization. However, these improvements were offset by approximately $1.4 million in costs associated with plant maintenance shut downs and production curtailments due to inclement weather during the period. Similar costs for plant shutdowns incurred during the same period last year totaled $0.6 million. Additionally, plant labor costs increased at a higher rate than sales, as training and other start-up inefficiencies resulted from increasing headcount to better balance manpower with production levels and to support new product launches. Repair and maintenance costs incurred during the first quarter of 2011 outside of the plant shutdown periods were also higher compared with the first quarter of last year.

Mexico Operations
Income from operations for our Mexico operations increased by $1.6 million in the first quarter of 2011 compared to the first quarter of 2010.  Mexico operations during 2011 and 2010 consisted of three fully operational wheel plants.  The increase in income from our Mexico operations in the first quarter of 2011 as compared to the first quarter last year was principally due to a 13 percent increase in unit shipments and a 5 percentage point increase in plant utilization. However, these improvements were offset by approximately $2.0 million in costs primarily associated with plant maintenance shut downs and production curtailments due to inclement weather during the period. There were no shutdowns of our Mexico plants during the same period last year. Additionally, plant labor costs increased at a higher rate than sales, as training and other start-up inefficiencies resulted from increasing headcount to better balance manpower with production levels and to support new product launches. Repair and maintenance costs incurred during the first quarter of 2011 outside of the plant shutdown periods were also higher compared with the first quarter of last year.

U.S. versus Mexico Production
During the first quarter of 2011, wheels produced by our Mexico and U.S. operations accounted for 62 percent and 38 percent, respectively, of our total production.  We anticipate that the percentage of production in Mexico will remain between 60 percent and 65 percent of our total production for the remainder of 2011.

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

The income tax provision on income before income taxes and equity earnings for the thirteen weeks ended March 27, 2011 was $3.1 million, which was an effective income tax rate of 27.9 percent. The effective tax rate is affected both downwards and upwards by several factors.  The rate is favorably impacted by foreign tax and research and development credits. Partially offsetting these items is a provision for foreign taxes and state taxes and deferred tax items including changes in foreign tax rates. In addition, taxable income generated in the first quarter of 2011 allowed us to utilize certain net operating loss carryforwards. The valuation allowance was reduced by approximately $2.5 million during the first quarter of 2011 to $40.8 million from $43.3 million at December 26, 2010.

The income tax benefit on income before income taxes and equity earnings for the thirteen weeks ended March 28, 2010 was a benefit of $4.2 million, including a $10.4 million net impact of the reversal of a portion of our liability for unrecognized tax benefits resulting from the completion of an income tax examination. The $10.4 million tax benefit was comprised of $17.4 million of previously unrecognized tax benefits that were partially offset by a reduction in deferred tax assets related to the unrecognized tax benefits in the amount of $7.0 million.  During the first quarter of 2010, our effective tax rate differed from the federal statutory rate due to foreign income being taxed at rates other than the federal statutory rate, and due to the $10.4 million net impact of the reversal of a portion of our liability for unrecognized tax benefits.

Within the next twelve month period ending March 25, 2012, we do not expect any income tax examinations to be completed, however we expect $0.2 million of benefits to be recognized due to the expiration of statutes of limitation. Accordingly, we anticipate recognizing a $0.2 million benefit from reversing a portion of the $34.8 million liability established for unrecognized tax benefits and related interest and penalties at March 27, 2011. During the first quarter of 2011, the liability for uncertain tax positions increased by $1.8 million, from $33.0 million at December 26, 2010, primarily as a result of a $1.1 million increase due to foreign currency translation and $0.4 million of interest and penalties which were recognized in income tax expense.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Mexico, the Netherlands, India and the United States.  We are no longer under examination of any U.S. federal, state and local income tax returns for years before 2009. On January 20, 2011, our 2008 U.S. federal income tax return examination was completed.

On March 19, 2010, we received notification from Mexico’s Tax Administration Service (Servicio de Administracion Tributaria) that the examination of the 2003 tax year had been completed.  Mexico's Tax Administration Service (Servicio de Administracion Tributaria) is currently examining the 2004 and 2007 tax years of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary.  During the second quarter of 2010, we reorganized the legal structure of our Mexico operation from a buy-sell manufacturer to a consignment contract manufacturer. In December 2010, tax laws were amended affecting the taxation of consignment contract manufacturers in Mexico. The company believes this change in law will result in an increase in taxes of our Mexican operations for the year 2011.

Equity Method Investments

Equity in losses of unconsolidated affiliates in 2010 represents our share of the losses of our 50-percent owned joint venture in Hungary, Suoftec, which was sold in June 2010.  Our share of the joint venture’s net loss through March 28, 2010, including adjustments for the elimination of intercompany profits, was $(1.4) million.

In the second half of 2010, we acquired a minority interest in Synergies Casting Limited (Synergies), a private aluminum wheel manufacturer based in Visakhapatnam, India for $4.5 million.  Our share of the equity income associated with our investment in Synergies was immaterial to the first quarter 2011 results.

Net Income

Net income in the first quarter of 2011 was $8.1 million, or $0.29 per diluted share, compared to net income of $8.9 million, or $0.33 per diluted share, in the first quarter of 2010.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity include cash, cash equivalents and short-term investments, net cash provided by operating activities and other external sources of funds.  Working capital and our current ratio were $321.2 million and 5.1:1, respectively, at March 27, 2011, versus $311.1 million and 5.4:1 at December 26, 2010.  We have no long-term debt.  As of March 27, 2011, our cash, cash equivalents and short-term investments totaled $177.5 million compared to $151.6 million at December 26, 2010 and $137.3 million at March 28, 2010.

Working capital increased slightly in the first quarter of 2011 due principally to increases in cash, accounts receivable and inventories, as improved levels of sales and production activities continued into the first quarter of 2011 from 2010, somewhat offset by lower prepaid assets and an increase in income taxes payable. Cash, cash equivalents and short-term investments were higher at the end of the first quarter of 2011 compared to December 26, 2010, principally due to a temporary change in a raw material vendor's payment terms in the latter half of the first quarter, resulting in a $23.6 million reduction in prepaid expenses. Our cash, cash equivalents and short-term investment position has improved substantially compared to the depressed levels existing at the end of the first quarter a year ago and reflects improvements in the automotive industry and in our operating results over the last 4 quarters.  For the foreseeable future, we expect all working capital requirements, funds required for investing activities and cash dividend payments to be funded from internally generated funds or existing cash, cash equivalents and short-term investments.  The increase in cash provided by operating activities and in cash, cash equivalents and short-term investments experienced in the first quarter of 2011 may not necessarily be indicative of future results.

Net cash provided by operating activities increased $34.5 million to $32.6 million for the thirteen weeks ended March 27, 2011, compared to a net use of funds of $1.9 million during the same period a year ago.  The change in net income and the change in non-cash items included in net income negatively affected net cash provided by operating activities by $13.3 million, principally due to a decrease of $13.4 million in non-cash deferred tax items, which was offset by the net change in working capital components and other operating assets and liabilities, totaling $47.8 million.  The major changes in working capital components were a decrease in prepaid expenses of $30.0 million, due principally to the change in raw material vendor payment terms noted above; and an increase due to the change in non-current tax liabilities by $19.3 million, primarily due to the reversal, in the first quarter of 2010, of a portion of our liability for unrecognized tax benefits resulting from the completion of an examination in the period.

Our principal investing activities during the thirteen weeks ended March 27, 2011 were the funding of $4.1 million of capital expenditures and the purchase of $1.4 million of certificates of deposit, offset by $4.1 million cash proceeds from maturing certificates of deposit.  Similar investing activities during the same period a year ago included $8.2 million cash proceeds from maturing certificates of deposits offset by the purchase of $5.0 million of certificates of deposit and the funding of $1.1 million of capital expenditures.  The capital expenditures in both periods were for ongoing improvements to our existing facilities, none of which were individually significant.

Financing activities during the thirteen week period ended March 27, 2011 consisted of the payment of cash dividends on our common stock totaling $4.3 million offset by the receipt of cash proceeds from the exercise of stock options totaling $1.5 million. Financing activities during the thirteen week period ended March 28, 2010 consisted of the payment of cash dividends on our common stock totaling $4.3 million

Critical Accounting Estimates

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican peso, the value of which increased by 3 percent in relation to the U.S. dollar in the first quarter of 2011.  Foreign currency transaction gains in the first quarter of 2011 totaled $0.3 million compared to a loss of $0.5 million in the comparable period a year ago.  All transaction gains and losses are included in other income (expense) in the condensed consolidated income statements.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at March 27, 2011 of $49.7 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of shareholders’ equity and comprehensive income.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments in place for the delivery of natural gas through 2012. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale (NPNS) exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of March 27, 2011 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

In 2009, we concluded that the natural gas purchase commitments for our manufacturing facility in Arkansas and certain natural gas commitments for our facilities in Chihuahua, Mexico no longer qualified for the NPNS exemption since we could no longer assert that it was probable we would take full delivery of the contracted quantities in light of the continued decline of our industry.  These natural gas purchase commitments were classified as being with “no hedging designation” and, accordingly, we were required to record any gains and/or losses associated with the changes in the estimated fair values of these commitments in our current earnings through December 2010, when full delivery under these contracts was completed. The gain on these commitments in the first quarter of 2010 was $0.5 million, which was included in cost of sales on our condensed consolidated income statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency.    A significant portion of our business operations are conducted in Mexico. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities and, at March 27, 2011, we had not entered into any foreign exchange contracts.

During the first quarter of 2011, the Mexican peso exchange rate to U.S. dollar averaged 12.10 pesos. Based on the balance sheet at March 27, 2011, a 10 percent change in the relationship between the peso and the U.S. dollar may result in a translation impact of between $12.8 and $15.6 million, which would be recognized in other comprehensive income.

Our business requires us to settle transactions between currencies in both directions, i.e., peso to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” On a net basis our transaction flows were long on the peso. For the first quarter of 2011, we incurred a $0.3 million net foreign exchange transaction gain related to the peso. Based on the current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances and there can be no assurances that the net transaction balance will not change significantly in the future.

Natural Gas Purchase Commitments.  When market conditions warrant, we enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as natural gas. However, we do not enter into derivatives or other financial instrument transactions for speculative purposes. At March 27, 2011, we had several purchase commitments in place for the delivery of natural gas through 2012 for a total cost of $5.6 million. These fixed price natural gas contracts may expose us to higher costs that cannot be recouped in selling prices in the event that the market price of natural gas declines below the contract price.  As of March 27, 2011, we have fixed price natural gas purchase agreements for deliveries in 2011 and 2012 that represent approximately 23 percent of our estimated natural gas consumption for those years.

Also see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our 2010 Annual Report on Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management” in this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 27, 2011.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 27, 2011, our disclosure controls and procedures were not effective due to the material weakness discussed below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in the company's internal control over financial reporting as of December 26, 2010.

In our 10-K filing for the fiscal year ending December 26, 2010, management had reported we did not maintain effective controls over the reconciliation and classification of cash and cash equivalents and short-term investments. The company had fixed deposits with original maturity dates greater than three months and less than one year which were not reconciled and presented correctly on the financial statements. The company did not have adequate controls in place to reconcile and ensure the proper classification of these fixed deposits. Additionally, management had reported we did not maintain effective controls over the completeness, accuracy and valuation of the accounting for and disclosure of income taxes. Specifically, the company did not maintain a sufficient combination of knowledge, experience, training and management process, to ensure the income tax provision and related taxes payable and deferred tax liabilities were properly prepared and reconciled at our international operations. These control deficiencies could result in the misstatement of the aforementioned accounts and disclosures that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that these control deficiencies constitute a material weakness.

Remediation Steps to Address the Material Weaknesses

As part of our continuing evaluation of and improvement of the effectiveness of our internal control over financial reporting, we have taken or are taking the following measures to remediate the material weaknesses described above.

As it relates to the proper classification of cash equivalents and short-term investments, we have initiated steps to attain monthly bank statements for all foreign bank accounts that do not automatically provide monthly statements. We are utilizing the bank statements to prepare timely bank reconciliations, and we are including treasury and cash management personnel in the review of all cash related disclosures, particularly those related to fixed deposits.

As it relates to maintaining effective control over the accounting for and disclosure of income taxes, rather than recording the consolidated income tax provision on the U.S. entities' general ledger, we will complete separate income tax provisions for our U.S. and international entities and record the results on those entities separate general ledgers. The Tax Director will perform detailed reviews of the separate income tax provisions and the required supporting tax schedules. We will implement a process to further educate and update the tax staff on international tax law changes. We will investigate the use of specialized tax reporting software to reduce risk of error, add process stability and improve the quality of the analytical review process.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended March 27, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for procedures implemented during the first quarter to ensure proper reconciliation and classification of fixed deposits discussed above.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding reportable legal proceedings is contained in Item 3 - Legal Proceedings in Part I of our 2010 Annual Report on Form 10-K and in Note 15 – Commitments and Contingencies of this Quarterly Report on Form 10-Q.  On December 6, 2010, Autobotics, L.L.C. filed a lawsuit against the company in the District Court of Rogers County of the State of Oklahoma alleging breach of contract and conversion of intellectual property in connection with a Confidentiality Agreement. We contend that the plaintiff failed to properly serve our company. On March 30, 2011, however, the state court entered an order granting plaintiff's motion for default journal entry of judgment, despite the company's entry of special appearance to seek a continuance and the opportunity to establish that the lawsuit was never properly served. On April 7, 2011, we filed a Notice of Removal of Action to Federal Court, where the case is currently pending in the United States District Court for the Northern District of Oklahoma. We have moved to have the federal court vacate the entry of default judgment. Although the claim has only recently been asserted, we believe this matter is without merit and will vigorously contest this claim. Although no assurance can be given as to the final outcome, we believe the possibility of a loss on settlement to be less than reasonably possible, and in the event of an adverse finding there would not be a material adverse impact to our company's financial condition, results of operations, or cash flows.

Item 1A.  Risk Factors

Since the natural disaster in Japan that occurred in March 2011, there has been much discussion and speculation about the resulting impact on the automotive industry. Much of the discussion has focused on supply chain disruption and its effect on automotive assembly rates, including the impact in North America, which is the market for our products. We currently do not purchase critical raw materials or supplies from Japan. In these circumstances, we rely primarily on communication from our customers to determine the potential effect on automotive assembly rates and demand for our products. Of our current customers, a reduction in orders from Toyota has been the most significant result visible to us thus far. While this reduction may have a negative impact on our sales and financial performance, we do not expect such impact to be material to our overall results.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A – Risk Factors in Part I of our 2010 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.  There have been no material changes from the risk factors described in our 2010 Annual Report on Form 10-K, other than described above.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales or repurchases of our common stock during the first quarter of 2011.

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date: May 6, 2011	/s/ Steven J. Borick
Steven J. Borick Chairman, Chief Executive Officer and President

Date: May 6, 2011	/s/ Kerry A. Shiba
Kerry A. Shiba Senior Vice President and Chief Financial Officer