Form 10-Q
period 2011-06-26
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2011-08-05
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2011

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
Yes  ☐    No  ☑

Number of shares of no par value common stock outstanding as of July 29, 2011: 27,155,763

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Condensed Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
NET SALES	$208,734	$194,562	$398,268	$344,758
Cost of sales	189,187	166,670	361,844	304,238
GROSS PROFIT	19,547	27,892	36,424	40,520
Selling, general and administrative expenses	6,354	7,323	13,046	13,549
Impairments of long-lived assets and other charges	340	—	340	—
INCOME FROM OPERATIONS	12,853	20,569	23,038	26,971
Loss on sale of unconsolidated affiliate	—	(4,110)	—	(4,110)
Interest income, net	358	281	649	681
Other income (expense), net	434	(488)	1,125	(1,206)
INCOME BEFORE INCOME TAXES AND EQUITY EARNINGS	13,645	16,252	24,812	22,336
Income tax benefit (provision)	1,055	(4,674)	(2,058)	(501)
Equity in losses of unconsolidated affiliates	—	(1,489)	—	(2,847)
NET INCOME	$14,700	$10,089	$22,754	$18,988
INCOME PER SHARE - BASIC	$0.54	$0.38	$0.84	$0.71
INCOME PER SHARE - DILUTED	$0.53	$0.38	$0.83	$0.71
DIVIDENDS DECLARED PER SHARE	$0.16	$0.16	$0.32	$0.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	June 26, 2011	December 26, 2010
ASSETS
Current assets:
Cash and cash equivalents	$144,474	$129,631
Short term investments	5,137	21,922
Accounts receivable, net	134,670	116,726
Inventories	79,919	74,897
Income taxes receivable	2,980	1,221
Deferred income taxes, net	6,110	3,920
Assets held for sale	4,209	4,548
Other current assets	21,226	28,747
Total current assets	398,725	381,612
Property, plant and equipment, net	167,767	167,207
Investment in and advances to unconsolidated affiliate	4,794	4,500
Non-current assets	17,518	19,123
Total assets	$588,804	$572,442

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,369	$30,230
Accrued expenses	39,812	40,308
Income taxes payable	1,495	—
Total current liabilities	65,676	70,538

Non-current income tax liabilities	36,038	33,049
Non-current deferred income tax liabilities, net	21,709	25,492
Other non-current liabilities	29,160	29,881
Commitments and contingencies (Note 15)	—	—
Shareholders' equity:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 27,153,763 shares
(26,853,790 shares at December 26, 2010)	67,464	61,675
Accumulated other comprehensive loss	(52,861)	(55,722)
Retained earnings	421,618	407,529
Total shareholders' equity	436,221	413,482
Total liabilities and shareholders' equity	$588,804	$572,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	June 26, 2011	June 27, 2010
NET CASH PROVIDED BY OPERATING ACTIVITIES	$9,316	$4,945

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(9,480)	(2,779)
Proceeds from sales and maturities of investments (Note 2)	20,757	18,220
Purchase of investments (Note 2)	(3,973)	(21,690)
Proceeds from sale of unconsolidated affiliate	2,867	4,945
Loan to unconsolidated affiliate	(450)	—
Premiums paid for life insurance	(217)	—
Proceeds from sales of fixed assets	74	259
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	9,578	(1,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(8,665)	(8,535)
Proceeds from exercise of stock options	4,341	—
Excess tax benefits from exercise of stock options	273	—
NET CASH USED IN FINANCING ACTIVITIES	(4,051)	(8,535)

Net increase (decrease) in cash and cash equivalents	14,843	(4,635)

Cash and cash equivalents at the beginning of the period (Note 2)	129,631	108,567

Cash and cash equivalents at the end of the period (Note 2)	$144,474	$103,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock		Accumulated Other
	Number of Shares	Amount	Comprehensive Income (Loss)	(1)	Retained Earnings	Total

Balance at December 26, 2010	26,853,790	$61,675	$(55,722)		$407,529	$413,482
Comprehensive income:
Net income	—	—	—		22,754	22,754
Other comprehensive income, net of tax:
Foreign currency translation gain	—	—	2,861		—	2,861
Total comprehensive income						25,615
Stock options exercised	273,723	4,341	—		—	4,341
Issuance of restricted stock	28,250	—	—		—	—
Cancellation of restricted stock	(2,000)	—	—		—	—
Stock-based compensation expense	—	1,175	—		—	1,175
Tax impact of stock options	—	273	—		—	273
Cash dividends declared ($0.32 per share)	—	—	—		(8,665)	(8,665)
Balance at June 26, 2011	27,153,763	$67,464	$(52,861)		$421,618	$436,221

(1)
For the twenty-six weeks ended June 27, 2010, comprehensive income, net of tax, was $14,195 which included net income of $18,988, a foreign currency translation adjustment loss of $(78), and a reclassification adjustment from the sale of investment in unconsolidated affiliate of $(4,715).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Notes to Condensed Consolidated Financial Statements
June 26, 2011
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

Ford Motor Company (Ford), General Motors Company (GM) and Chrysler Group LLC (Chrysler), were our only customers individually accounting for more than 10 percent of our consolidated wheels shipped and together represented approximately 76 percent and 79 percent of our total wheel sales during the first two quarters of 2011 and 2010, respectively. We also manufacture aluminum wheels for BMW, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen.  The loss of all or a substantial portion of our sales to Ford, GM or Chrysler would have a significant adverse impact on our operating results and financial condition. This risk is partially mitigated by our long-term relationships with these OEM customers and our supply arrangements which are generally for multi-year periods.

Beginning with the third quarter of 2008, the automotive industry was negatively impacted by the continued dramatic shift away from full-size trucks and SUVs caused by continuing high fuel prices, rapidly rising commodity prices and the tightening of consumer credit due to the then deteriorating financial markets. Accordingly, our OEM customers announced unprecedented restructuring actions, including assembly plant closures, significant reductions in production of light trucks and SUVs, delayed launches of key 2009 model-year light truck programs and movement toward more fuel-efficient passenger cars and cross-over type vehicles. These restructuring actions culminated in the bankruptcy reorganization of Chrysler and GM in 2009. Following steep declines in 2009, automotive markets have experienced significant recovery in 2010 and into 2011, especially in North America. According to Ward's Automotive Group, production of automobiles and light-duty trucks in North America reached 11.9 million vehicles in 2010, an increase of 3.3 million, or 39 percent, from 8.6 million in 2009. For the first two quarters of 2011, North America vehicle production increased 8.5% to 6.5 million vehicles when compared with the comparable period in 2010. Conversely, total 2009 production decreased 4.0 million, or 32 percent, from 12.6 million for the full year in 2008. This relatively recent history from 2008 to 2010 reflects the high degree of volatility that our customers and the market for our products can experience.

Despite the improvement in the U.S. automotive industry that began in the later part of 2009, vehicle production levels still remain below historical high points. There can be no guarantee that recent improvements will be sustained or that reductions from current production levels will not occur in future periods.  Vehicle demand is subject to many unpredictable factors such as changes in the general economy, gasoline prices, consumer credit availability and interest rates.  Demand for aluminum wheels can be further affected by other factors, including pricing and performance comparisons to competitive materials such as steel.  Finally, the demand for our products is influenced by shifts of market share between vehicle manufacturers and the specific market penetration of individual vehicle platforms being sold by our customers.

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

Note 2 – Presentation of Condensed Consolidated Financial Statements

During interim periods, we follow the accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended December 26, 2010 and apply appropriate interim financial reporting standards for a fair statement of our operating results and financial position in conformity with accounting principles generally accepted in the United States of America, as codified by the Financial Accounting Standards Board (FASB) in the Accounting Standards Codification (ASC) (referred to herein as U.S. GAAP), as indicated below.  Users of financial information produced for interim periods in 2011 are encouraged to read this Quarterly Report on Form 10-Q in conjunction with our consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (SEC) in our 2010 Annual Report on Form 10-K.

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

We use a 4-4-5 convention for our fiscal quarters, which are thirteen week periods generally ending on the last Sunday of each calendar quarter.  We refer to these thirteen week fiscal periods as “quarters” throughout this report.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated income statements for the thirteen and twenty-six week periods ended June 26, 2011 and June 27, 2010, (ii) the condensed consolidated balance sheets at June 26, 2011 and December 26, 2010, (iii) the condensed consolidated statements of cash flows for the twenty-six week periods ended June 26, 2011 and June 27, 2010, and (iv) the condensed consolidated statement of shareholders’ equity and comprehensive income for the twenty-six week period ended June 26, 2011. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP.  The condensed consolidated balance sheet, included in this report, as of December 26, 2010 was derived from our 2010 audited financial statements, but does not include all disclosures required by U.S. GAAP.

New Accounting Pronouncement

In June 2011, authoritative guidance was issued on the presentation of comprehensive income. Specifically, the guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. This guidance will be applied retrospectively and will be effective for our interim and annual reporting periods beginning after December 15, 2011. We expect to add a new primary consolidated statement of other comprehensive income which will immediately follow our consolidated statements of operations to our filings when applicable.

Prior Period Adjustments

As of December 27, 2009, we had invested approximately $25.7 million in short-term fixed deposits with financial institutions that had original maturities greater than three months and less than or equal to one year. As of June 27, 2010, these short-term fixed deposits increased to $29.2 million. These fixed deposits were originally reported as cash and cash equivalents in the second quarter of 2010. As such, we have revised our previously reported condensed consolidated statement of cash flows for the second quarter of 2010 to reflect an increase of approximately $29.2 million in short-term investments, a $29.2 million decrease in cash and cash equivalents, an increase in the purchase of investments by $21.7 million, and the redemption of $18.2 million of investments related to the maturity of these short-term fixed deposits. These revisions correct the misclassification made in presenting these fixed deposits as cash and cash equivalents. The corrections had no effect on our previously reported condensed consolidated statements of operations, condensed consolidated statements of shareholders' equity or the net cash provided by operating activities and the cash used in financing activities within the condensed consolidated statement of cash flows, and is not considered material to any previously reported consolidated financial statements.

Note 3 – Investments in Unconsolidated Affiliates

Joint Venture in Hungary

On June 18, 2010, we sold our fifty-percent ownership interest in Suoftec Light Metal Products Production & Distribution Ltd. (Suoftec), the company's joint venture manufacturing facility in Hungary, to our partner in the joint venture, Otto Fuchs Kg, based in Meinerzhagen, Germany. Suoftec manufactured cast and forged aluminum wheels principally for the European automobile industry. Being fifty-percent owned and non-controlled, Suoftec was not consolidated, but was accounted for using the equity method of accounting. During the second quarter of 2010, we made a strategic decision to liquidate our investment in Suoftec. The total sales price of our investment was 7.0 million euro, or $8.6 million, of which 4.0 million euro, or $4.9 million, was received in cash during the second quarter of 2010, and the balance of 3.0 million euro, or $3.7 million, was received in machinery and equipment and cash. Proceeds received in the fourth quarter of 2010 reduced this receivable to 2.2 million euro, or $2.9 million, as of December 26, 2010, which was collected in cash during the twenty-six weeks ending June 26, 2011. As of the date of sale, our net investment in Suoftec, including amounts included in other comprehensive income, was approximately $12.8 million, resulting in a loss on the sale of our investment of $4.1 million. Included below are Suoftec's summary statements of operations through the date of the sale in June 2010.

(Dollars in thousands)	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	June 27, 2010	June 27, 2010
Net sales	$18,859	$39,456
Cost of sales	20,681	43,347
Gross loss	(1,822)	(3,891)
Selling, general and administrative expenses	534	1,145
Loss from operations	(2,356)	(5,036)
Other expense, net	(549)	(1,089)
Loss before income taxes	(2,905)	(6,125)
Income tax benefit	125	3
Net loss	$(2,780)	$(6,122)
Fifty-percent of Suoftec net loss	$(1,390)	$(3,061)
Intercompany profit elimination	(99)	214
Equity in losses from unconsolidated affiliate	$(1,489)	$(2,847)

Investment in India

On June 28, 2010, we executed a share subscription agreement (the Agreement) with Synergies Casting Limited (Synergies), a private aluminum wheel manufacturer based in Visakhapatnam, India, providing for our acquisition of a minority interest in Synergies by the company. As of June 26, 2011, the total cash investment in Synergies amounted to $4.5 million, representing 14.6 percent of the outstanding equity shares of Synergies. During the first quarter of 2011, Synergies failed to satisfy certain conditions by specific deadlines that would have required us to make an additional investment. As a result of their failure, we are not obligated to make any further investment. Additionally, we have the right on or before December 31, 2011, which date was extended from June 30, 2011, to elect to cause Synergies to use reasonable efforts to sell our equity shares at our cost within three months of our election, and if unsuccessful, we may cause certain other shareholders of Synergies to purchase our equity shares at our purchase cost within the following three months. Our investment in Synergies is accounted for under the equity method of accounting. Our proportionate share of Synergies operating results since our original investment has been immaterial for the first two quarters of 2011. During 2011, a group of existing equity holders, including the company, made a loan of $1.5 million to Synergies for working capital needs. The company's share of this unsecured advance was $450,000, to be repaid in twenty-four monthly installments beginning in October 2011 and bearing interest at seven percent per annum, payable quarterly. The terms and conditions of the loan were substantially the same for all equity holders involved in the transaction.

Note 4 – Impairment of Long-Lived Assets and Assets Held for Sale

During the first quarter of 2011 and 2010, we did not identify any indicators of impairment that would have required us to test our long-lived assets for impairment under U.S. GAAP. The excess property, plant and equipment associated with the closed facilities that are being actively marketed for sale are included in assets held for sale. During 2010, the estimated fair values of certain of these assets declined to $4.5 million which was less than their respective book values of $5.7 million, resulting in an additional asset impairment charge of $1.2 million. The fair value of these assets has been determined based upon comparable sales information and with the assistance of independent third party appraisers and we have classified the inputs to the nonrecurring fair value measurement of these assets as being level 2 within the fair value hierarchy in accordance with U.S. GAAP. During the second quarter of 2011, a specific impairment charge of $0.3 million related to our idle Johnson City, Tennessee facility was recorded because its fair value was determined to be less than its remaining book value based on current negotiations for the sale of the asset. See Note 17 – Subsequent Event.

During the first quarter of 2010, our test of the investment in Suoftec, which used a discounted cash flow model, did not indicate an other-than-temporary impairment (OTTI) of the investment. Additionally, during the same period, Suoftec management did not identify any indicators of impairment that would have triggered an impairment test of Suoftec's long-lived assets under U.S. GAAP. During the second quarter of 2010, we recorded a $4.1 million loss on the sale of our investment due to the fact that the price received for our investment was based on liquidation value of the investment as opposed to being based on a held-in-use value determined by discounting future cash flows.

Note 5 – Stock-Based Compensation

Our 2008 Equity Incentive Plan authorizes us to issue up to 3.5 million shares of common stock as incentive and non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants. No more than 100,000 shares may be used under such plan as “full value” awards, which include restricted stock and performance units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  At June 26, 2011, there were 2.2 million shares available for future grants under this plan. Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options granted under this plan require no less than a three year ratable vesting period.

During the first two quarters of 2011 and 2010, we granted options for a total of 273,200 and 433,500 shares, respectively.  The weighted average fair values at the grant dates for options issued during the first two quarters of 2011 and 2010 were $5.75 per option and $4.07 per option, respectively. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the first two quarters of 2011 and 2010, respectively: (i) dividend yield on our common stock of 3.86 percent and 4.22 percent; (ii) expected stock price volatility of 37.7 percent and 36.7 percent; (iii) a risk-free interest rate of 2.65 percent and 2.92 percent; and (iv) an expected option term of 6.9 and 7.0 years.  During the first two quarters of 2011, the number of stock options exercised totaled 273,723 and 32,000 options were canceled. No stock options were exercised in the first two quarters of 2010, and 89,450 options were canceled.

During the first two quarters of 2011 and 2010, we also granted restricted shares, or “full value” awards, totaling 28,250 shares in 2011 and 40,000 in 2010 that vest ratably over no less than three years. The fair values of each issued restricted share on the dates of grant averaged $22.47 in 2011 and $16.32 in 2010. Restricted share awards, which are subject to forfeiture if employment terminates prior to the shares vesting, are expensed ratably over the vesting period. Shares of restricted stock are considered issued and outstanding shares at the date of grant and have the same dividend and voting rights as other common stock. Dividends paid on the restricted shares are non-forfeitable if the restricted shares do not ultimately vest.

Stock-based compensation expense related to our unvested stock options and restricted share awards during the thirteen and twenty-six week periods ended June 26, 2011 and June 27, 2010 was allocated as follows:

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Cost of sales	$129	$122	$230	$213
Selling, general and administrative expenses	485	528	945	1,025
Stock-based compensation expense	$614	$650	$1,175	$1,238

As discussed in Note 9 – Income Taxes, we had previously provided valuation allowances on our U.S. deferred tax assets.  Consequently, the income tax benefit on our stock-based compensation expense in each of the first two quarters of 2011 and 2010 was entirely offset by changes in valuation allowances.  As of June 26, 2011, a total of $4.8 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.5 years.  There were no significant capitalized stock-based compensation costs at June 26, 2011 and December 26, 2010.

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

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Net sales:	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
U.S.	$75,884	$69,483	$142,348	$115,938
Mexico	132,850	125,079	255,920	228,820
Consolidated net sales	$208,734	$194,562	$398,268	$344,758

Property, plant and equipment, net:			June 26, 2011	December 26, 2010
U.S.			$46,657	$44,382
Mexico			121,110	122,825
Consolidated property, plant and equipment, net			$167,767	$167,207

Note 7 – Pre-Production Costs Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customer and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Recognized tooling reimbursement revenues included in net sales in the condensed consolidated income statements totaled $2.1 million and $2.8 million for the thirteen weeks ended June 26, 2011 and June 27, 2010, respectively, and $4.6 million and $5.2 million for the twenty-six weeks ending June 26, 2011 and June 27, 2010, respectively. The following table summarizes the unamortized customer-owned tooling costs included in our non-current assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities.

(Dollars in Thousands)	June 26, 2011	December 26, 2010
Unamortized Preproduction Costs
Preproduction costs	$38,624	$36,754
Accumulated depreciation	(27,800)	(24,159)
Net preproduction costs	$10,824	$12,595

Deferred Tooling Revenue
Accrued expenses	$5,011	$5,491
Other non-current liabilities	2,153	2,384
Total deferred tooling revenue	$7,164	$7,875

Note 8 – Income Per Share

In accordance with U.S. GAAP, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share includes the dilutive effect of outstanding stock options calculated using the treasury stock method.

The computation of diluted earnings per share does not include stock option awards that were outstanding and anti-dilutive (i.e., including such awards would result in higher earnings per share), since the exercise prices of these awards exceeded the average market price of the company’s common stock during the respective periods.  For the thirteen and twenty-six week periods ended June 26, 2011, 1.0 million and 1.1 million shares issuable under outstanding stock options were excluded from the computations, respectively.  For the thirteen and twenty-six week periods ended June 27, 2010, 3.3 million shares issuable under outstanding stock options were excluded from the computations. Summarized below are the calculations of basic and diluted earnings per share.

(In thousands, except per share amounts)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Basic Income Per Share:
Reported net income	$14,700	$10,089	$22,754	$18,988
Basic income per share	$0.54	$0.38	$0.84	$0.71
Weighted average shares outstanding - Basic	27,045	26,690	26,955	26,679

Diluted Income Per Share:
Reported net income	$14,700	$10,089	$22,754	$18,988
Diluted income per share	$0.53	$0.38	$0.83	$0.71
Weighted average shares outstanding	27,045	26,690	26,955	26,679
Weighted average dilutive stock options	516	73	485	60
Weighted average shares outstanding - Diluted	27,561	26,763	27,440	26,739

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

The effect on deferred taxes for a change in tax rates is recognized in income in the period that the tax rate change is enacted. In assessing the likelihood of realization of deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income taxes when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe that the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material.

In determining when to release the valuation allowance established against our U.S. net deferred income tax assets, we consider all available evidence, both positive and negative.   Consistent with our policy, the valuation allowance against our U.S. net deferred income tax assets will not be reversed until such time as we have generated three years of cumulative pre-tax income and have reached sustained profitability in the U.S., which we define as two consecutive one year periods of pre-tax income, which may occur as early as the fourth quarter of fiscal 2011.

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

Presently, we have not recorded a deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. These temporary differences may become taxable upon a repatriation of earnings from the subsidiaries or a sale or liquidation of the subsidiaries. At this time the company does not have any plans to repatriate income from its foreign subsidiaries. During the second quarter, the company provided a provision for taxes for its European subsidiary, as a result of the repatriation of 2011 earnings and profits of approximately $0.2 million. At this time, the company does not have any plans to repatriate additional income from its foreign subsidiaries.

The income tax provision for the thirteen weeks ended June 26, 2011 was a benefit of $1.1 million, which was an effective income tax rate of (8) percent. The income tax provision for the twenty-six weeks ended June 26, 2011 was $2.1 million expense, which was an effective income tax rate of 8 percent. In December 2010, tax laws were amended affecting the taxation of consignment contract manufactures in Mexico, which beginning in 2011, would subject certain income already subject to U.S. federal income taxes to income taxes in Mexico. The income tax provision recorded during the first quarter of fiscal 2011 included an estimate of these additional Mexican income taxes. During the second quarter of 2011, we were advised by the Mexican tax authorities that they would accept an alternative method of income allocation, resulting in a substantial decrease in income subject to Mexican income taxes. During the second quarter of 2011, this change in estimate resulted in our recording a reduction in our year to date income tax expense of $6.0 million. Also during the first six months of 2011, our federal, state and foreign valuation allowances have been reduced to the extent of taxable income generated in these jurisdictions. This reduction in the valuation allowances was approximately $7.4 million, reducing the aggregate amount of the valuation allowances to $35.9 million from $43.3 million at December 26, 2010. In addition, the effective tax rate is favorably impacted by foreign tax credits and research and development credits.

The income tax provision on income before income taxes and equity earnings for the twenty-six weeks ended June 27, 2010 was $0.5 million, which was an effective income tax rate of 2 percent. This provision included a $10.4 million net tax benefit recorded in the first quarter of 2010 related to a $17.4 million reversal of a portion of our liability for unrecognized tax benefits following the completion of an income tax examination during that period, which was partially offset by a $7.0 million reduction in related deferred tax assets. Excluding this net tax benefit, the effective tax rate was 49 percent, which was higher than the U.S. federal rate of 35 percent. The increased rate was primarily due to foreign income being taxed at rates other than the statutory rate and to the $4.1 million loss on sale of our unconsolidated affiliate in Hungary which carried no associated tax benefit. During the first quarter of 2010, our effective tax rate differed from the federal statutory rate due to foreign income being taxed at rates other than the federal statutory rate, and due to the $10.4 million net impact of the reversal of a portion of our liability for unrecognized tax benefits.

Within the next twelve month period ending June 24, 2012, we do not expect any income tax examinations to be completed. We recognized a $0.2 million benefit from reversing a portion of the liability established for unrecognized tax benefits and related interest and penalties during the second quarter of 2011. During the first two quarters of 2011, the liability for uncertain tax positions increased by $3.0 million, from $33.0 million at December 26, 2010, primarily as a result of a $1.3 million increase due to foreign currency translation and $1.9 million of interest and penalties which were recognized in income tax expense, less the benefit of $0.2 million discussed above.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Mexico, the Netherlands, India and the United States.  We are no longer under examination of any U.S. federal, state and local income tax returns for years before 2009. On January 20, 2011, our 2008 U.S. federal income tax return examination was completed. Mexico's Tax Administration Service is currently examining the 2004 and 2007 tax years of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary.

During the second quarter of 2010, we reorganized the legal structure of our Mexico operation from a buy-sell manufacturer to a consignment contract manufacturer. In December 2010, tax laws were amended affecting the taxation of consignment contract manufacturers in Mexico. The company believes this change in law will result in an increase in taxes of our Mexican operations for the year 2011 which is reflected in the tax provision.

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

Restricted Deposits

We purchase certificates of deposit with maturity dates that expire within twelve months that are used to secure our workers’ compensation obligations and collateralize letters of credit securing our forward natural gas contracts in Mexico.  At June 26, 2011 and December 26, 2010, certificates of deposit totaling $5.1 million and $5.2 million, respectively, which were restricted in use, were classified as short-term investments on our condensed consolidated balance sheet.

Note 11 – Accounts Receivable

(Dollars in thousands)
	June 26, 2011	December 26, 2010
Trade receivables	$122,612	$105,745
Receivable from sale of equity interest in Suoftec	—	2,867
Other receivables	13,128	9,097
	135,740	117,709
Allowance for doubtful accounts	(1,070)	(983)
Accounts receivable, net	$134,670	$116,726

Note 12 – Inventories

(Dollars in thousands)
	June 26, 2011	December 26, 2010
Raw materials	$22,282	$13,414
Work in process	34,469	39,893
Finished goods	23,168	21,590
Inventories	$79,919	$74,897

Note 13 – Property, Plant and Equipment

(Dollars in thousands)
	June 26, 2011	December 26, 2010
Land and buildings	$73,274	$71,757
Machinery and equipment	415,523	406,150
Leasehold improvements and others	8,482	8,332
Construction in progress	12,686	5,617
	509,965	491,856
Accumulated depreciation	(342,198)	(324,649)
Property, plant and equipment, net	$167,767	$167,207

Depreciation expense was $7.2 million and $7.5 million for the thirteen weeks ended June 26, 2011 and June 27, 2010, respectively. Depreciation expense was $14.2 million and $15.1 million for the twenty-six weeks ended June 26, 2011 and June 27, 2010, respectively.

Note 14 – Retirement Plans

We have an unfunded supplemental executive retirement plan covering certain officers, key members of management and our non-employee directors.  Subject to certain vesting requirements, the plan provides for retirement benefits based on the average of the final thirty-six months of base salary.  Such benefits become payable upon the employee's death or upon attaining age sixty-five, if retired.  The benefits are paid weekly and continue for the retiree’s remaining life or for a minimum of ten years. The plan was closed to new participants effective February 3, 2011.

For the twenty-six weeks ended June 26, 2011, payments to retirees or their beneficiaries totaled approximately $499,000.  We presently anticipate benefit payments in 2011 to total approximately $1.0 million.  The following table summarizes the components of net periodic pension cost for the first two quarters of 2011 and 2010.

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Service cost	$74	$146	$148	$292
Interest cost	323	317	646	633
Net amortization	6	—	12	—
Net periodic pension cost	$403	$463	$806	$925

Note 15 – Commitments and Contingencies

On December 6, 2010, Autobotics, L.L.C. filed a lawsuit against the company in the District Court of Rogers County of the State of Oklahoma alleging breach of contract and conversion of intellectual property in connection with a confidentiality agreement. We contended that the plaintiff failed to properly serve our company. On March 30, 2011, however, the state court entered an order granting plaintiff's motion for default journal entry of judgment, despite the company's entry of special appearance to seek a continuance and the opportunity to establish that the lawsuit was never properly served. On April 7, 2011, we filed a Notice of Removal of Action to Federal Court, and on April 20, 2011, we filed a motion to vacate the state court's entry of default judgment. The federal court granted our motion on May 9, 2011. On June 9, 2011, the plaintiff and the company agreed to end the litigation. The company paid plaintiff $25,000 and admitted no liability and the plaintiff dismissed the case. That same day, a Plaintiff's Voluntary Dismissal with Prejudice was filed in Federal Court, dismissing the action and releasing the company from all liability.

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican peso, the value of which increased by four percent in relation to the U.S. dollar in the first two quarters of 2011.  Foreign currency transaction gains in the second quarter of 2011 totaled $0.1 million compared to a loss of $1.0 million in the comparable period a year ago.  For the first two quarters of 2011, foreign currency transaction gains totaled $0.4 million compared to a loss of $1.5 million for the comparable period in 2010. All transaction gains and losses are included in other income (expense) in the condensed consolidated income statements.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at June 26, 2011 of $50.4 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statement of shareholders’ equity and comprehensive income.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments in place for the delivery of natural gas through 2012. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale (NPNS) exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of June 26, 2011 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

In 2009, we concluded that the natural gas purchase commitments for our manufacturing facility in Arkansas and certain natural gas commitments for our facilities in Chihuahua, Mexico no longer qualified for the NPNS exemption since we could no longer assert that it was probable we would take full delivery of the contracted quantities in light of the continued decline of our industry.  These natural gas purchase commitments were classified as being with “no hedging designation” and, accordingly, we were required to record any gains and/or losses associated with the changes in the estimated fair values of these commitments in our current earnings through December 2010, when full delivery under these contracts was completed.  The gains on these commitments were $1.1 million and $1.6 million for the thirteen and twenty-six week periods ended June 27, 2010, respectively, which were included in cost of sales on our condensed consolidated income statement.

Note 17 – Subsequent Event

On July 19, 2011, the company entered into an agreement to sell its idle Johnson City, Tennessee facility, including the land, building and all rights of way, to Mullican Flooring, LLC for $1.7 million. The facility has been idle since its closure in March, 2007. The company recorded a $0.3 million impairment in the second quarter of 2011 to recognize the decreased value of the facility based upon the negotiated value for its sale.

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

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the company, which could cause actual results to differ materially from such statements and from the company's historical results and experience.  The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in the automotive industry, including the financial condition of our OEM customers and changes in consumer preferences for end products, fluctuations in production schedules for vehicles for which we are a supplier, increased global competitive pressures and pricing pressures, our dependence on major customers and third party suppliers and manufacturers, our ability to achieve cost savings from reductions in manufacturing capacity, our exposure to foreign currency fluctuations, increasing fuel and energy costs, regulatory changes and other factors or conditions described in Item 1A - Risk Factors in Part II of this Quarterly Report on Form 10-Q and in Item 1A - Risk Factors in Part I of our 2010 Annual Report on Form 10-K.  We assume no obligation to update publicly any forward-looking statements.

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

Executive Overview

Comparisons to the second quarter and year-to-date periods a year ago reflect the continued recovery in the market for our products as the U.S. automobile industry is emerging from the extremely difficult market conditions existing in 2009 and 2008. Overall North American production of passenger cars and light trucks in the second quarter of 2011 was reported by industry publications as being up by approximately 1 percent versus the comparable period a year ago, with production of light trucks and SUVs increasing 4 percent and production of passenger cars decreasing 2 percent.  While production levels of the U.S. automotive industry are slightly better than the second quarter of 2010, they are still below historical high points as a result of the extremely difficult market conditions existing in 2009 and 2008 from which the U.S. automobile industry still is recovering. The modest year-over-year growth rate overall also reflects a decline in production of Japanese branded vehicles, in particular Toyota and Honda, due to disruption caused by the March 2011 natural disasters in Japan.

Net sales in the second quarter of 2011 increased $14.1 million, or 7 percent, to $208.7 million from $194.6 million in the comparable period a year ago.  Wheel sales in the second quarter of 2011 increased $15.0 million, or 8 percent, to $206.6 million from $191.6 million in the comparable period a year ago, while our wheel unit shipments were 2.9 million for both periods.  Gross profit in the second quarter of 2011 was $19.5 million, or 9 percent of net sales, compared to $27.9 million, or 14 percent of net sales, in the comparable period a year ago.  Net income for the second quarter of 2011 was $14.7 million, or $0.53 per diluted share, and included an income tax benefit of $1.1 million, compared to net income in the second quarter of 2010 of $10.1 million, or $0.38 per diluted share, which included an income tax provision of $4.7 million.

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

Results of Operations

(Dollars in thousands, except per share amounts)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Selected data	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Net sales	$208,734	$194,562	$398,268	$344,758
Gross profit	$19,547	$27,892	$36,424	$40,520
Percentage of net sales	9.4%	14.3%	9.1%	11.8%
Income from operations	$12,853	$20,569	$23,038	$26,971
Percentage of net sales	6.2%	10.6%	5.8%	7.8%
Net income	$14,700	$10,089	$22,754	$18,988
Percentage of net sales	7.0%	5.2%	5.7%	5.5%
Diluted income per share	$0.53	$0.38	$0.83	$0.71

Net Sales

Net sales in the second quarter of 2011 increased $14.1 million, or 7 percent, to $208.7 million from $194.6 million in the comparable period a year ago.  Wheel sales in the second quarter of 2011 increased $15.0 million, or 8 percent, to $206.6 million from $191.6 million in the comparable period a year ago, although the unit volume of wheels shipped was unchanged. Changes in aluminum price, which we generally pass through to our customers, contributed approximately $13.7 million to the sales increase and was the primary driver of the 8 percent increase in the average selling price of our wheels. Increases in unit shipments to Ford and BMW were offset by declines for Toyota, Chrysler and Subaru.  Tooling reimbursement revenues totaled $2.1 million in the second quarter of 2011 and $3.0 million in the comparable period of 2010. This decrease was due to a lower volume of new wheel development programs during 2011.

Net sales in the first two quarters of 2011 increased $53.5 million, or 16 percent, to $398.3 million from $344.8 million in the comparable period a year ago. Wheel sales increased $54.3 million, or 16 percent, to $393.7 million from $339.4 million in the first two quarters a year ago, as our wheel shipments increased by 7 percent. The average selling price of our wheels during the first two quarters of 2011 increased approximately 8 percent primarily due to an increase in the pass-through price of aluminum. Wheel program development revenues totaled $4.6 million in the first two quarters of 2011 and $5.4 million in the comparable period of 2010.

U.S. Operations
Net sales of our U.S. wheel plants in the second quarter of 2011 increased $5.7 million, or 8 percent, to $75.2 million from $69.5 million in the comparable period a year ago.   Wheel sales in the second quarter of 2011 increased $6.7 million, or 10 percent, to $73.4 million from $66.7 million in the comparable period a year ago. The increase in wheel sales in the second quarter of 2011 primarily reflects an increase in the average selling price resulting from an increase in the pass-through price of aluminum. During the first two quarters of 2011, net sales of our U.S. wheel plants increased $25.7 million, or 22 percent, to $141.7 million from $116.0 million in the comparable period a year ago. Wheel sales in the first two quarters of 2011 increased $27.0 million, or 25 percent, to $137.1 million from $110.1 million in the comparable period a year ago. The increase in wheel sales in 2011 reflects both a 9 percent increase in unit shipments and a 14 percent increase in the average selling price primarily due to the increase in the pass-through price of aluminum. Wheel development revenues decreased slightly during the second quarter and year-to-date periods ended June 26, 2011, compared to the comparable periods in the prior year.

Mexico Operations
Net sales of our Mexico wheel plants in the second quarter of 2011 increased $8.4 million, or 7 percent, to $133.5 million from $125.1 million in the comparable period a year ago.   The increase in revenues in the second quarter of 2011 is primarily attributable to a 6 percent increase in the average selling price due principally to the increase in the pass-through price of aluminum.  During the first two quarters of 2011, net sales of our Mexico wheel plants increased $27.8 million, or 12 percent, to $256.6 million from $228.8 million in the comparable period a year ago. The increase in revenues in the 2011 period is primarily attributable to a 6 percent unit volume increase and a 6 percent increase in the average selling price resulting from higher pass-through price of aluminum.

Customer Comparisons
As reported by industry publications, North American production of passenger cars and light trucks in the second quarter of 2011 was up approximately 1 percent compared to the comparable quarter in the previous year, while our wheel shipments were unchanged when comparing the periods.  The slight increase of North American vehicle production included an increase of 4 percent for light trucks and SUVs and a decrease of 2 percent for passenger cars. During the comparable period, our shipments of passenger car wheels decreased by 22 percent while light truck wheel shipments increased by 15 percent.

OEM unit shipment percentages by customer were as follows:

	Thirteen Weeks Ended
	June 26, 2011	June 27, 2010
Ford	35%	33%
General Motors	33%	33%
Chrysler	12%	13%
International customers	20%	21%
Total	100%	100%

At the customer level, shipments in the second quarter of 2011 to Ford increased 6 percent compared to the comparable period a year ago, as light truck and SUV wheel shipments increased 34 percent and shipments of passenger car wheels decreased 27 percent.  At the program level, the major unit shipment increases were for the Edge, Fiesta, the F Series trucks, and Expedition, with the major unit shipment decrease in Focus, and to a much lesser degree, Mustang.

Shipments to GM in the second quarter of 2011 increased 1 percent compared to the second quarter of 2010, as passenger car wheel shipments increased 7 percent and light truck and SUV wheel shipments decreased 2 percent.  The major unit shipment increases to GM were for Chevrolet’s Malibu, the G6 platform and the Enclave, offset largely by declining shipments for exited programs including Cobalt and Acadia.

Shipments to Chrysler in the second quarter of 2011 decreased 11 percent compared to the comparable period a year ago, as shipments of passenger car wheels decreased 65 percent and light truck and SUV wheels increased 36 percent.  The Chrysler program with the largest decrease in unit shipments was the Dodge Charger, which was partially offset by unit increases in the Jeep Grand Cherokee, Avenger and Journey.

Shipments to international customers in the second quarter of 2011 decreased 5 percent compared to the second quarter of 2010, as shipments of passenger car wheels decreased 11 percent and shipments of light truck and SUV wheels increased 4 percent.  Although we do not purchase critical raw materials or supplies from Japan, this decrease is partially the result of reduced production by Japanese manufacturers following the March 2011 natural disasters in Japan. Of our current Japanese customers, a reduction for Toyota has been the most significant with second quarter sales to them being $5.9 million or 36% below those for the comparable 2010 period.

Gross Profit

Consolidated gross profit decreased $8.3 million for the second quarter of 2011 to $19.6 million, or 9 percent of net sales, compared to $27.9 million, or 14 percent of net sales, for the comparable period a year ago.  The decline in gross profit and margin percentage reflects higher manufacturing costs, principally increased labor expense, resulting from several factors. While overall capacity utilization remained high at approximately 96 percent for the quarter, productivity measured in terms of wheels produced per labor hour declined 5 percent when compared with the comparable period in 2010. Consistently high production volumes typically improve efficiencies and factory cost leverage. However, the ongoing effort to commercialize new product programs in the midst of continuing high volume demands placed on our factories, resulted in manufacturing labor cost per wheel increasing 11 percent compared with the 2 percent increase in total production. Certain other factory costs, such as for repairs and maintenance, tooling, utilities and for wheel development activities were higher in 2011 than in the prior year.

Consolidated gross profit for the first two quarters of 2011 decreased $4.1 million to $36.4 million, or 9 percent of net sales, compared to $40.5 million, or 12 percent of net sales, for the comparable six month period a year ago. As indicated above, unit shipments in the first two quarters of 2011 increased 7 percent compared to the comparable period a year ago. In addition to the comments in the preceding paragraph, included in gross profit in the first two quarters were approximately $3.4 million of costs primarily associated with scheduled plant maintenance shutdowns and unexpected production curtailments due to inclement weather during the first quarter of 2011. Similar costs for plant shutdowns incurred during the comparable period last year totaled $0.6 million. As with the second quarter, plant labor costs for the first two quarters overall have increased at a higher rate than sales. Inefficiencies related to new product programs have been an issue for the first two quarters, while training and other start-up inefficiencies in the first quarter resulted from increasing headcount to better balance manpower with production levels.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2011 decreased $0.9 million to $6.4 million, or 3 percent of net sales, from $7.3 million, or 4 percent of net sales, for the comparable period in 2010.  The $0.9 million decrease was principally due to a decline of $1.1 million in professional fees, and a $0.6 million decrease in bonus accruals, offset by a $0.4 million higher provision in our allowance for doubtful accounts receivable. For the first two quarters of 2011, selling, general and administrative expenses were $13.0 million, or 3 percent of net sales, compared to $13.5 million, or 4 percent of net sales, for the comparable period in 2010. The principal decreases in the year-to-date period were a $0.7 million reduction of implementation costs related to our new enterprise resource planning system that was implemented in the second quarter of 2010, incentive compensation expense of $0.5 million and a $0.7 million decrease in professional fees which were partially offset by $0.9 million in higher salaries/benefits and an increase in the provision for bad debts.

Impairment of Long-Lived Assets and Other Charges

During the second quarter of 2011 a $0.3 million charge was recorded to adjust the carrying value of our idle Johnson City, Tennessee facility included in assets held for sale.

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

Consolidated income from operations includes our U.S. and international operations, which are principally our wheel manufacturing operations in Mexico, and certain costs that are not allocated to a specific operation.   These expenses include corporate services that are primarily incurred in the U.S. but are not charged directly to our world-wide operations, such as selling, general and administrative expenses, engineering services for wheel program development and manufacturing support, environmental and other governmental compliance services.

Consolidated income from operations decreased $7.7 million in the second quarter of 2011 to $12.9 million, or 6 percent of net sales, from $20.6 million, or 11 percent of net sales, in the comparable period in 2010.  Income from our U.S. operations decreased $5.1 million, while income from our Mexican operations decreased $5.9 million when comparing 2011 to in the comparable period in 2010.  Partially offsetting these income declines were corporate costs which were $3.3 million lower during the second quarter of 2011 when compared to the second quarter of 2010.

For the first half of 2011, consolidated income from operations decreased $3.9 million to income of $23.1 million, or 6 percent of net sales, from $27.0 million or 8 percent of net sales, in 2010. Income from our U.S. operations decreased $4.4 million, while income from our Mexico operations decreased $4.3 million when comparing 2011 to 2010. Corporate costs incurred during the first half of 2011 were $4.8 million lower than the comparable period in 2010. Included below are the major items that impacted income from operations for our U.S. and Mexico operations during the second quarter and year-to-date period of 2011.

U.S. Operations
Operating income from our U.S. operations in the second quarter of 2011 decreased by $5.1 million compared to the comparable period a year ago.  Our U.S. operations during both periods consisted of two wheel plants located in Arkansas.  The decrease in operating income in the second quarter of 2011 as compared to the second quarter last year was principally due to the decline in our gross profit margins from 14 percent to 5 percent and a 1 percent decline in wheels sold. The decline primarily reflects higher labor costs and the impact of changes in product mix which impacted negatively on production efficiencies. Labor costs also increased due to start-up inefficiencies resulting from increasing headcount to better balance manpower with production levels and to support new product launches. Costs were also higher for scrap and utilities.

Income from operations for the first half of 2011 decreased by $4.4 million compared to the comparable period a year ago. Income from our U.S. operations in the first half of 2011 included an increase in unit shipments of approximately 9 percent; however, this improvement was offset by higher operating costs which caused our gross margin to decline from 10 percent in 2010 to 5 percent in 2011. In addition to factors affecting the second quarter as noted just above, other increases in operating costs in the first half of 2011 included approximately $1.4 million in costs associated with plant maintenance shut downs and production curtailments due to inclement weather during the period. Similar costs for plant shutdowns incurred during the comparable period last year totaled $0.6 million. Repair and maintenance and scrap costs incurred during the first half of 2011 outside of the plant shutdown periods were also higher compared with the first two quarters of last year.

Mexico Operations
Income from operations for our Mexico operations decreased by $5.9 million in the second quarter of 2011 compared to the second quarter of 2010.  Mexico operations during 2011 and 2010 consisted of three wheel plants.  The decrease in operating income in the second quarter of 2011 as compared to the second quarter last year was principally due to the decline in our gross profit margins from 20 percent to 14 percent, with unit shipments largely unchanged. However, plant material, labor and other production related costs increased at a higher rate than sales, as a result of changes in product mix which impacted negatively on production efficiencies. Labor costs increased $2.6 million due to start-up inefficiencies resulting from increasing headcount to better balance manpower with production levels and to support new product launches. Costs were also higher for scrap, utilities, maintenance and inventory obsolescence relating to parts and supplies.

Income from operations for the first half of 2011 decreased by $4.3 million compared to the first half of 2010. Income from our Mexico operations in the first half of 2011 included an increase in unit shipments of 6 percent; however, this improvement was offset by increases in operating costs in 2011, when compared to the comparable period a year ago which caused our gross margin to decline from 18 percent in 2010 to 14 percent in 2011. Increases in operating costs in the first half of 2011 included approximately $2.0 million in costs primarily associated with plant maintenance shut downs and production curtailments due to inclement weather during the period. There were no shutdowns of our Mexico plants during the comparable period last year. Additionally, plant labor costs increased $4.9 million due to a change in product mix, and other start-up inefficiencies resulted from increasing headcount to better balance manpower with production levels and to support new product launches. Certain other costs were also higher including repairs and maintenance, scrap, rework cost and utilities.

U.S. versus Mexico Production
During both the second quarter and the first half of 2011, wheels produced by our Mexico and U.S. operations accounted for 64 percent and 36 percent, respectively, of our total production.  We anticipate that the percentage of production in Mexico will remain between 60 percent and 65 percent of our total production for the remainder of 2011.

Loss on Sale of Unconsolidated Affiliate

On June 18, 2010, we sold our fifty-percent ownership interest in Suoftec Light Metal Products Production & Distribution Ltd. (Suoftec), the company's joint venture manufacturing facility in Hungary, to our partner in the joint venture, Otto Fuchs Kg, based in Meinerzhagen, Germany. Suoftec manufactured cast and forged aluminum wheels principally for the European automobile industry. Being fifty-percent owned and non-controlled, Suoftec was not consolidated, but was accounted for using the equity method of accounting. The total sales price of our investment was 7.0 million euro, or $8.6 million, of which 4.0 million euro, or $4.9 million, was received in cash during the second quarter of 2010, and the balance of 3.0 million euro, or $3.7 million, was subsequently received in machinery and equipment and cash. As of the date of sale, our net investment in Suoftec, including amounts included in other comprehensive income, was approximately $12.8 million, resulting in a loss on the sale of our investment of $4.1 million.

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

The effect on deferred taxes for a change in tax rates is recognized in income in the period that the tax rate change is enacted. In assessing the likelihood of realization of deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income taxes when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe that the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material.

In determining when to release the valuation allowance established against our U.S. net deferred income tax assets, we consider all available evidence, both positive and negative.   Consistent with our policy, the valuation allowance against our U.S. net deferred income tax assets will not be reversed until such time as we have generated three years of cumulative pre-tax income and have reached sustained profitability in the U.S., which we define as two consecutive one year periods of pre-tax income, which may occur as early as the fourth quarter of fiscal 2011.

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

Presently, we have not recorded a deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. These temporary differences may become taxable upon a repatriation of earnings from the subsidiaries or a sale or liquidation of the subsidiaries. At this time the company does not have any plans to repatriate income from its foreign subsidiaries. During the second quarter, the company provided a provision for taxes for its European subsidiary, as a result of the repatriation of 2011 earnings and profits of approximately $0.2 million. At this time, the company does not have any plans to repatriate additional income from its foreign subsidiaries.

The income tax provision for the thirteen weeks ended June 26, 2011 was a benefit of $1.1 million, which was an effective income tax rate of (8) percent. The income tax provision for the twenty-six weeks ended June 26, 2011 was $2.1 million expense, which was an effective income tax rate of 8 percent. In December 2010, tax laws were amended affecting the taxation of consignment contract manufactures in Mexico, which beginning in 2011, would subject certain income already subject to U.S. federal income taxes to income taxes in Mexico. The income tax provision recorded during the first quarter of fiscal 2011 included an estimate of these additional Mexican income taxes. During the second quarter of 2011, we were advised by the Mexican tax authorities that they would accept an alternative method of income allocation, resulting in a substantial decrease in income subject to Mexican income taxes. During the second quarter of 2011, this change in estimate resulted in our recording a reduction in our year to date income tax expense of $6.0 million. Also during the first six months of 2011, our federal, state and foreign valuation allowances have been reduced to the extent of taxable income generated in these jurisdictions. This reduction in the valuation allowances was approximately $7.4 million, reducing the aggregate amount of the valuation allowances to $35.9 million from $43.3 million at December 26, 2010. In addition, the effective tax rate is favorably impacted by foreign tax credits and research and development credits.

The income tax provision on income before income taxes and equity earnings for the twenty-six weeks ended June 27, 2010 was $0.5 million, which was an effective income tax rate of 2 percent. This provision included a $10.4 million net tax benefit recorded in the first quarter of 2010 related to a $17.4 million reversal of a portion of our liability for unrecognized tax benefits following the completion of an income tax examination during that period, which was partially offset by a $7.0 million reduction in related deferred tax assets. Excluding this net tax benefit, the effective tax rate was 49 percent, which was higher than the U.S. federal rate of 35 percent. The increased rate was primarily due to foreign income being taxed at rates other than the statutory rate and to the $4.1 million loss on sale of our unconsolidated affiliate in Hungary which carried no associated tax benefit. During the first quarter of 2010, our effective tax rate differed from the federal statutory rate due to foreign income being taxed at rates other than the federal statutory rate, and due to the $10.4 million net impact of the reversal of a portion of our liability for unrecognized tax benefits.

Within the next twelve month period ending June 24, 2012, we do not expect any income tax examinations to be completed. We recognized a $0.2 million benefit from reversing a portion of the liability established for unrecognized tax benefits and related interest and penalties during the second quarter of 2011. During the first two quarters of 2011, the liability for uncertain tax positions increased by $3.0 million, from $33.0 million at December 26, 2010, primarily as a result of a $1.3 million increase due to foreign currency translation and $1.9 million of interest and penalties which were recognized in income tax expense, less the benefit of $0.2 million discussed above.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Mexico, the Netherlands, India and the United States.  We are no longer under examination of any U.S. federal, state and local income tax returns for years before 2009. On January 20, 2011, our 2008 U.S. federal income tax return examination was completed. Mexico's Tax Administration Service is currently examining the 2004 and 2007 tax years of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary.

During the second quarter of 2010, we reorganized the legal structure of our Mexico operation from a buy-sell manufacturer to a consignment contract manufacturer. In December 2010, tax laws were amended affecting the taxation of consignment contract manufacturers in Mexico. The company believes this change in law will result in an increase in taxes of our Mexican operations for the year 2011 which is reflected in the tax provision.

Equity Method Investments

Equity in losses of unconsolidated affiliates represented our share of the equity earnings of our fifty-percent owned joint venture in Hungary, Suoftec, through the date of sale of our fifty-percent ownership in June 2010. Our share of Suoftec's net loss in the second quarter of 2010 including adjustments for the elimination of intercompany profits in inventory was $1.5 million. Our share of the joint venture's net loss for the first two quarters of 2010 including adjustments for the elimination of intercompany profits was $2.8 million. As indicated above, due to the sale of our fifty-percent ownership in the Suoftec joint venture in June 2010, we recorded a loss on the sale of the investment totaling $4.1 million.

In the second half of 2010, we acquired a minority interest in Synergies Casting Limited (Synergies), a private aluminum wheel manufacturer based in Visakhapatnam, India for $4.5 million.  Our share of the equity income associated with our investment in Synergies since our initial investment has been immaterial to the first half 2011 results.

Net Income

Net income in the second quarter of 2011 was $14.7 million, or $0.53 per diluted share, compared to net income of $10.1 million, or $0.38 per diluted share, in the second quarter of 2010.  Net income in the first half of 2011 was $22.8 million, or $0.83 per diluted share, compared to net income of $19.0 million, or $0.71 per diluted share, in the first half of 2010.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity include cash, cash equivalents and short-term investments, net cash provided by operating activities and other external sources of funds.  Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $333.0 million and 6.1:1, respectively, at June 26, 2011, versus $311.1 million and 5.4:1 at December 26, 2010.  We have no long-term debt.  As of June 26, 2011, our cash, cash equivalents and short-term investments totaled $149.6 million compared to $151.6 million at December 26, 2010 and $143.4 million at June 27, 2010.

Working capital increased somewhat in the first half of 2011 due principally to increases in cash, accounts receivable and inventories, as improved levels of sales and production activities continued into the first half of 2011 from 2010, and a decrease in accounts payable, somewhat offset by lower short-term investments and prepaid assets. For the foreseeable future, we expect all working capital requirements, funds required for investing activities and cash dividend payments to be funded from internally generated funds or existing cash, cash equivalents and short-term investments.  The increase in cash, cash provided by operating activities and in cash provided by investing activities experienced in the first half of 2011 may not necessarily be indicative of future results.

The following table presents a summary of the net increase in cash and cash equivalents in the periods presented:

(Dollars in thousands)	Twenty-Six Weeks Ended
	June 26, 2011	June 27, 2010	Change
Net cash provided by operating activities	$9,316	$4,945	$4,371
Net cash provided by (used in) investing activities	9,578	(1,045)	10,623
Net cash used in financing activities	(4,051)	(8,535)	4,484
Net increase (decrease) in cash and cash equivalents	$14,843	$(4,635)	$19,478

Operating Activities

Net cash provided by operating activities increased $4.4 million to $9.3 million for the twenty-six weeks ended June 26, 2011, compared to net cash provided by operating activities of $4.9 million for the comparable period a year ago.  When compared to the prior year the improvement in 2011 included an increase in net income of $3.8 million and favorable fluctuations in accounts receivable of $21.7 million offset by unfavorable changes in tax related accounts totaling $9.6 million and in accounts payable of $14.0 million.

Investing Activities

Our principal investing activities during the twenty-six weeks ended June 26, 2011 were the receipt of $20.8 million cash proceeds from maturing certificates of deposit, offset by the funding of $9.5 million of capital expenditures and the purchase of $4.0 million of certificates of deposit.  Similar investing activities during the comparable period a year ago included the purchase of $21.7 million of certificates of deposit and the funding of $2.8 million of capital expenditures partially offset by $18.2 million cash proceeds from maturing certificates of deposits and cash proceeds of $4.9 million from the sale of our equity interest in Suoftec.  The capital expenditures in both periods were for ongoing improvements to our existing facilities, none of which were individually significant.

Financing Activities

Financing activities during the twenty-six week period ended June 26, 2011 consisted of the payment of cash dividends on our common stock totaling $8.7 million offset by the receipt of cash proceeds from the exercise of stock options totaling $4.3 million. Financing activities during the twenty-six week period ended June 27, 2010 consisted of the payment of cash dividends on our common stock totaling $8.5 million.

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican peso, the value of which increased by four percent in relation to the U.S. dollar in the first two quarters of 2011.  Foreign currency transaction gains in the second quarter of 2011 totaled $0.1 million compared to a loss of $1.0 million in the comparable period a year ago.  For the first two quarters of 2011, foreign currency transaction gains totaled $0.4 million compared to a loss of $1.5 million for the comparable period in 2010. All transaction gains and losses are included in other income (expense) in the condensed consolidated income statements.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at June 26, 2011 of $50.4 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statement of shareholders’ equity and comprehensive income.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments in place for the delivery of natural gas through 2012. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale (NPNS) exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of June 26, 2011 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

In 2009, we concluded that the natural gas purchase commitments for our manufacturing facility in Arkansas and certain natural gas commitments for our facilities in Chihuahua, Mexico no longer qualified for the NPNS exemption since we could no longer assert that it was probable we would take full delivery of the contracted quantities in light of the continued decline of our industry.  These natural gas purchase commitments were classified as being with “no hedging designation” and, accordingly, we were required to record any gains and/or losses associated with the changes in the estimated fair values of these commitments in our current earnings through December 2010, when full delivery under these contracts was completed.  The gains on these commitments were $1.1 million and $1.6 million for the thirteen and twenty-six week periods ended June 27, 2010, respectively, which were included in cost of sales on our condensed consolidated income statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency.    A significant portion of our business operations are conducted in Mexico. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities and, at June 26, 2011, we had not entered into any foreign exchange contracts.

During the first half of 2011, the Mexican peso exchange rate to U.S. dollar averaged 11.92 pesos per U.S. dollar. Based on the balance sheet at June 26, 2011, a 10 percent change in the relationship between the peso and the U.S. dollar may result in a translation impact of between $13.0 and $15.9 million, which would be recognized in other comprehensive income.

Our business requires us to settle transactions between currencies in both directions, i.e., peso to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” On a net basis our transaction flows were long on the peso. For the first two quarters of 2011, we incurred a $0.4 million net foreign exchange transaction gain related to the peso. Based on the current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances and there can be no assurances that the net transaction balance will not change significantly in the future.

Natural Gas Purchase Commitments.  When market conditions warrant, we enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as natural gas. However, we do not enter into derivatives or other financial instrument transactions for speculative purposes. At June 26, 2011, we had several purchase commitments in place for the delivery of natural gas through 2012 for a total cost of $5.9 million. These fixed price natural gas contracts may expose us to higher costs that cannot be recouped in selling prices in the event that the market price of natural gas declines below the contract price.  As of June 26, 2011, we have fixed price natural gas purchase agreements for deliveries in 2011 and 2012 that represent approximately 34 percent of our estimated natural gas consumption for those years.

Also see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our 2010 Annual Report on Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management” in this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 26, 2011.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 26, 2011, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting discussed below.

A material weakness is a control deficiency, or combination of control deficiencies, that result in a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in the company's internal control over financial reporting as of December 26, 2010.

In our 10-K filing for the fiscal year ending December 26, 2010, management had reported we did not maintain effective controls over the reconciliation and classification of cash and cash equivalents and short-term investments. The company had fixed deposits, with original maturity dates greater than three months and less than or equal to one year, which were not reconciled and presented correctly on the financial statements. The company did not have adequate controls in place to reconcile and ensure the proper classification of these fixed deposits. Additionally, management had reported we did not maintain effective controls over the completeness, accuracy and valuation of the accounting for and disclosure of income taxes. Specifically, the company did not maintain a sufficient combination of knowledge, experience, training and management process, to ensure the income tax provision and related taxes payable and deferred tax liabilities were properly prepared and reconciled at our international operations. These control deficiencies could result in the misstatement of the aforementioned accounts and disclosures that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that these control deficiencies constitute a material weakness.

Remediation Steps to Address the Material Weaknesses

As part of our continuing evaluation of and improvement of the effectiveness of our internal control over financial reporting, we have taken or are taking the following measures to remediate the material weaknesses described above.

As it relates to the proper classification of cash equivalents and short-term investments, in addition to reclassifying certain amounts previously reported as cash and cash equivalents as short term investments, we have initiated steps to obtain monthly bank statements for all foreign bank accounts that do not automatically provide monthly statements. We are utilizing the bank statements to prepare timely bank reconciliations, and we are including treasury and cash management personnel in the review of all cash related disclosures, particularly those related to fixed deposits.

We have completed the documentation and testing of the corrective processes and, as of June 26, 2011, have concluded that the steps taken have remediated the material weakness disclosed in our 2010 Annual Report on Form 10-K related to the proper classification of cash equivalents and short-term investments.

As it relates to maintaining effective control over the accounting for and disclosure of income taxes, we are in the process of remediating this material weakness. Rather than recording the consolidated income tax provision on the general ledger of the U.S. entity, we intend to complete separate income tax provisions for our U.S. and international entities and record the results on the general ledger of each entity. The Tax Director will then perform detailed reviews of the separate income tax provisions and the required supporting tax schedules. We also intend to implement a process to further educate and update the tax staff on international tax law changes. We intend to investigate the use of specialized tax reporting software to reduce the risk of error, add process stability and improve the quality of the analytical review process.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended June 26, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for procedures implemented during the second quarter to ensure proper reconciliation and classification of fixed deposits discussed above.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding reportable legal proceedings is contained in Item 3 - Legal Proceedings in Part I of our 2010 Annual Report on Form 10-K and in Note 15 – Commitments and Contingencies of this Quarterly Report on Form 10-Q.

On December 6, 2010, Autobotics, L.L.C. filed a lawsuit against the company in the District Court of Rogers County of the State of Oklahoma alleging breach of contract and conversion of intellectual property in connection with a confidentiality agreement. We contended that the plaintiff failed to properly serve our company. On March 30, 2011, however, the state court entered an order granting plaintiff's motion for default journal entry of judgment, despite the company's entry of special appearance to seek a continuance and the opportunity to establish that the lawsuit was never properly served. On April 7, 2011, we filed a Notice of Removal of Action to Federal Court, and on April 20, 2011, we filed a motion to vacate the state court's entry of default judgment. The federal court granted our motion on May 9, 2011. On June 9, 2011, the plaintiff and the company agreed to end the litigation. The company paid plaintiff $25,000 and admitted no liability and the plaintiff dismissed the case. That same day, a Plaintiff's Voluntary Dismissal with Prejudice was filed in Federal Court, dismissing the action and releasing the company from all liability.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A – Risk Factors in Part I of our 2010 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.  There have been no material changes from the risk factors described in our 2010 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales or repurchases of our common stock during the second quarter of 2011.

Item 5. Other Information

On August 5, 2011, Emil J. Fanelli, Vice President, Accounting and External Reporting, announced his retirement from the company, effective as of August 20, 2011. Mike Nelson, the company's Vice President and Corporate Controller, will assume Mr. Fanelli's duties as Principal Accounting Officer of the company effective August 8, 2011.

Mr. Nelson, age 57, has served as Vice President and Corporate Controller of the company since May 2011. Prior to that time, Mr. Nelson served as Chief Accounting and Financial Officer of Youbet.com, Incorporated, a Nasdaq-traded online horse racing and horse betting site, from January 2007 through December of 2010. Prior to that time, Mr. Nelson served as Vice President and Controller of Point.360, a publicly traded provider of audio, video and film management and post-production services.

Pursuant to his offer letter, Mr. Nelson is entitled to an annual base salary of $210,000 plus an $800 monthly car allowance.   Beginning in 2011, Mr. Nelson will be eligible for a discretionary annual performance bonus of up to twenty-five percent (25%) of his base salary.  Mr. Nelson is eligible to participate in the Company's incentive, savings and welfare benefit plans.

Upon approval by the Compensation and Benefits Committee of the company's board of directors, Mr. Nelson received an initial equity award of 2,000 shares of restricted stock and an option to purchase 15,000 shares of the company's common stock at an exercise price equal to the closing price of the company's common stock on May 9, 2011, the effective date of the Compensation and Benefits Committee's approval.  Both the restricted stock grant and the stock option grant will be granted under the company's 2008 Equity Incentive Plan.  The shares of restricted stock will be subject to the same terms and conditions as the most recent grants of restricted stock and (i) will vest ratably over three years, (ii) are subject to forfeiture if Mr. Nelson's employment terminates prior to the shares vesting and (iii) have the same dividend and voting rights as other common stock.  The stock options granted are subject to a three year vesting schedule and expire no later than ten years after the date of grant.

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

32.1
Certification of Steven J. Borick, Chairman, Chief Executive Officer and President, and Kerry Shiba, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date: August 5, 2011	/s/ Steven J. Borick
Steven J. Borick Chairman, Chief Executive Officer and President

Date: August 5, 2011	/s/ Kerry A. Shiba
Kerry A. Shiba Senior Vice President and Chief Financial Officer