Form 10-Q
period 2011-09-25
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2011-10-28
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2011

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
Yes  ☐    No  ☑

Number of shares of no par value common stock outstanding as of October 21, 2011: 27,160,513

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Condensed Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
NET SALES	$207,057	$183,712	$605,325	$528,470
Cost of sales	194,482	163,994	556,326	468,232
GROSS PROFIT	12,575	19,718	48,999	60,238
Selling, general and administrative expenses	6,607	8,337	19,653	21,886
Impairments of long-lived assets and other charges	—	—	340	—
INCOME FROM OPERATIONS	5,968	11,381	29,006	38,352
Loss on sale of unconsolidated affiliate	—	—	—	(4,110)
Interest income, net	247	727	896	1,408
Other income (expense), net	(1,091)	493	34	(713)
INCOME BEFORE INCOME TAXES AND EQUITY EARNINGS	5,124	12,601	29,936	34,937
Provision for income taxes	(896)	(2,204)	(2,954)	(2,705)
Equity in losses of unconsolidated affiliates	—	—	—	(2,847)
NET INCOME	$4,228	$10,397	$26,982	$29,385
INCOME PER SHARE - BASIC	$0.16	$0.39	$1.00	$1.10
INCOME PER SHARE - DILUTED	$0.16	$0.39	$0.99	$1.10
DIVIDENDS DECLARED PER SHARE	$0.16	$0.16	$0.48	$0.48

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	September 25, 2011	December 26, 2010
ASSETS
Current assets:
Cash and cash equivalents	$147,067	$129,631
Short term investments	5,126	21,922
Accounts receivable, net	126,445	116,726
Inventories	81,745	74,897
Income taxes receivable	3,823	1,221
Deferred income taxes, net	3,814	3,920
Assets held for sale	4,209	4,548
Other current assets	22,944	28,747
Total current assets	395,173	381,612
Property, plant and equipment, net	148,689	167,207
Investment in and advances to unconsolidated affiliate	4,742	4,500
Non-current assets	18,207	19,123
Total assets	$566,811	$572,442

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,295	$30,230
Accrued expenses	40,229	40,308
Total current liabilities	66,524	70,538

Non-current income tax liabilities	31,449	33,049
Non-current deferred income tax liabilities, net	14,833	25,492
Other non-current liabilities	29,612	29,881
Commitments and contingencies (Note 15)	—	—
Shareholders' equity:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 27,160,013 shares
(26,853,790 shares at December 26, 2010)	68,126	61,675
Accumulated other comprehensive loss	(65,233)	(55,722)
Retained earnings	421,500	407,529
Total shareholders' equity	424,393	413,482
Total liabilities and shareholders' equity	$566,811	$572,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 25, 2011	September 26, 2010
NET CASH PROVIDED BY OPERATING ACTIVITIES	$21,288	$7,047

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(13,735)	(5,462)
Proceeds from sales and maturities of investments (Note 2)	20,769	28,624
Purchase of investments (Note 2)	(3,973)	(22,094)
Purchase of equity investment	—	(2,500)
Proceeds from sale of unconsolidated affiliate	2,867	4,945
Loan to unconsolidated affiliate	(450)	—
Premiums paid for life insurance	(630)	—
Proceeds from sales of fixed assets	78	271
NET CASH PROVIDED BY INVESTING ACTIVITIES	4,926	3,784

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(13,011)	(12,817)
Proceeds from exercise of stock options	4,438	15
Excess tax benefits from exercise of stock options	222	—
NET CASH USED IN FINANCING ACTIVITIES	(8,351)	(12,802)

Effect of exchange rate changes on cash	(427)	—

Net increase (decrease) in cash and cash equivalents	17,436	(1,971)

Cash and cash equivalents at the beginning of the period (Note 2)	129,631	108,567

Cash and cash equivalents at the end of the period (Note 2)	$147,067	$106,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock		Accumulated Other
	Number of Shares	Amount	Comprehensive Income (Loss)	(1)	Retained Earnings	Total

Balance at December 26, 2010	26,853,790	$61,675	$(55,722)		$407,529	$413,482
Comprehensive income:
Net income	—	—	—		26,982	26,982
Other comprehensive income, net of tax:
Foreign currency translation loss	—	—	(9,511)		—	(9,511)
Total comprehensive income						17,471
Stock options exercised	279,973	4,438	—		—	4,438
Issuance of restricted stock	28,250	—	—		—	—
Cancellation of restricted stock	(2,000)	—	—		—	—
Stock-based compensation expense	—	1,791	—		—	1,791
Tax impact of stock options	—	222	—		—	222
Cash dividends declared ($0.48 per share)	—	—	—		(13,011)	(13,011)
Balance at September 25, 2011	27,160,013	$68,126	$(65,233)		$421,500	$424,393

(1)
For the thirty-nine weeks ended September 26, 2010, comprehensive income, net of tax, was $26,537 which included net income of $29,385, a foreign currency translation adjustment gain of $1,867, and a reclassification adjustment from the sale of investment in unconsolidated affiliate of $(4,715).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Notes to Condensed Consolidated Financial Statements
September 25, 2011
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

Ford Motor Company (Ford), General Motors Company (GM) and Chrysler Group LLC (Chrysler), were our only customers individually accounting for more than 10 percent of our consolidated wheel sales and together represented approximately 75 percent and 80 percent of our total wheel sales during the first three quarters of 2011 and 2010, respectively. We also manufacture aluminum wheels for BMW, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen.  The loss of all or a substantial portion of our sales to Ford, GM or Chrysler would have a significant adverse impact on our operating results and financial condition. This risk is partially mitigated by our long-term relationships with these OEM customers and our supply arrangements which are generally for multi-year periods.

Beginning with the third quarter of 2008, the automotive industry was negatively impacted by the continued dramatic shift away from full-size trucks and SUVs caused by continuing high fuel prices, rapidly rising commodity prices and the tightening of consumer credit due to the then deteriorating financial markets. Accordingly, our OEM customers announced unprecedented restructuring actions, including assembly plant closures, significant reductions in production of light trucks and SUVs, delayed launches of key 2009 model-year light truck programs and movement toward more fuel-efficient passenger cars and cross-over type vehicles. These restructuring actions culminated in the bankruptcy reorganization of Chrysler and GM in 2009. Following steep declines in 2009, automotive markets have experienced significant recovery in 2010 and into 2011, especially in North America. According to Ward's Automotive Group, production of automobiles and light-duty trucks in North America reached 11.9 million vehicles in 2010, an increase of 3.3 million, or 39 percent, from 8.6 million in 2009. For the first three quarters of 2011, North America vehicle production increased 7.8% to 9.6 million vehicles when compared with the comparable period in 2010. Conversely, total 2009 production decreased 4.0 million, or 32 percent, from 12.6 million for the full year in 2008. This relatively recent history from 2008 to 2010 reflects the high degree of volatility that our customers and the market for our products can experience.

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

We use a 4-4-5 convention for our fiscal quarters, which are thirteen week periods generally ending on the last Sunday of each calendar quarter.  We refer to these thirteen week fiscal periods as “quarters” throughout this report.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated income statements for the thirteen and thirty-nine week periods ended September 25, 2011 and September 26, 2010, (ii) the condensed consolidated balance sheets at September 25, 2011 and December 26, 2010, (iii) the condensed consolidated statements of cash flows for the thirty-nine week periods ended September 25, 2011 and September 26, 2010, and (iv) the condensed consolidated statement of shareholders’ equity and comprehensive income for the thirty-nine week period ended September 25, 2011. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP.  The condensed consolidated balance sheet, included in this report, as of December 26, 2010 was derived from our 2010 audited financial statements, but does not include all disclosures required by U.S. GAAP.

New Accounting Pronouncement

In June 2011, authoritative guidance was issued on the presentation of comprehensive income. Specifically, the guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. This guidance will be applied retrospectively and will be effective for our interim and annual reporting periods beginning after December 15, 2011. We expect to add a new primary consolidated statement of other comprehensive income, which will immediately follow our consolidated statements of operations, to our filings when applicable.

Prior Period Adjustments

As of December 27, 2009, we had invested approximately $25.7 million in short-term fixed deposits with financial institutions that had original maturities greater than three months and less than or equal to one year. As of September 26, 2010, these short-term fixed deposits decreased to $24.2 million. These fixed deposits were originally reported as cash and cash equivalents in the third quarter of 2010. As such, we have revised our previously reported condensed consolidated statement of cash flows for the third quarter of 2010 to reflect an increase of approximately $24.2 million in short-term investments, a $24.2 million decrease in cash and cash equivalents, an increase in the purchase of investments by $22.1 million, and the redemption of $23.6 million of investments related to the maturity of these short-term fixed deposits. These revisions correct the misclassification made in presenting these fixed deposits as cash and cash equivalents. The corrections had no effect on our previously reported condensed consolidated statements of operations, condensed consolidated statements of shareholders' equity or the net cash provided by operating activities and the cash used in financing activities within the condensed consolidated statement of cash flows, and is not considered material to any previously reported consolidated financial statements.

Note 3 – Investments in Unconsolidated Affiliates

Joint Venture in Hungary

On June 18, 2010, we sold our fifty-percent ownership interest in Suoftec Light Metal Products Production & Distribution Ltd. (Suoftec), the company's joint venture manufacturing facility in Hungary, to our partner in the joint venture, Otto Fuchs Kg, based in Meinerzhagen, Germany. Suoftec manufactured cast and forged aluminum wheels principally for the European automobile industry. Being fifty-percent owned and non-controlled, Suoftec was not consolidated, but was accounted for using the equity method of accounting. During the second quarter of 2010, we made a strategic decision to liquidate our investment in Suoftec. The total sales price of our investment was 7.0 million euro, or $8.6 million, of which 4.0 million euro, or $4.9 million, was received in cash during the second quarter of 2010, and the balance of 3.0 million euro, or $3.7 million, was received in machinery and equipment and cash. Proceeds received in the fourth quarter of 2010 reduced this receivable to 2.2 million euro, or $2.9 million, as of December 26, 2010, which was collected in cash during the thirty-nine weeks ending September 25, 2011. As of the date of sale, our net investment in Suoftec, including amounts included in other comprehensive income, was approximately $12.8 million, resulting in a loss on the sale of our investment of $4.1 million. A summary statement of operations for Suoftec through the date of the sale in June 2010 is as follows:

(Dollars in thousands)

Net sales	$39,456
Cost of sales	43,347
Gross loss	(3,891)
Selling, general and administrative expenses	1,145
Loss from operations	(5,036)
Other expense, net	(1,089)
Loss before income taxes	(6,125)
Income tax benefit	3
Net loss	$(6,122)
Fifty-percent of Suoftec net loss	$(3,061)
Intercompany profit elimination	214
Equity in losses from unconsolidated affiliate	$(2,847)

Investment in India

On June 28, 2010, we executed a share subscription agreement (the Agreement) with Synergies Casting Limited (Synergies), a private aluminum wheel manufacturer based in Visakhapatnam, India, providing for our acquisition of a minority interest in Synergies. As of September 25, 2011, the total cash investment in Synergies amounted to $4.5 million, representing 14.6 percent of the outstanding equity shares of Synergies. During the first quarter of 2011, Synergies failed to timely satisfy certain conditions that would have required us to make an additional investment. As a result of their failure, we are not obligated to make any further investment. Additionally, we have the right on or before January 31, 2012, to elect to cause Synergies to use reasonable efforts to sell our equity shares at our cost within three months of our election, and if unsuccessful, we may cause certain other shareholders of Synergies to purchase our equity shares at our purchase cost within the following three months. Through September 22, 2011, the Agreement provided the company with rights to appoint a member to Synergies board of directors and veto powers over significant financial policy and operating decisions, and as a result of these provisions, we were able to exert significant influence over Synergies and accounted for this investment under the equity method.

Effective September 23, 2011, the Agreement was amended for certain events and to remove the company's rights to appoint a director and the veto powers over significant financial policy and operating decisions. As a result of the amendment, it was determined that the company no longer had the ability to exercise significant influence over Synergies' financial policies and operations, and that the equity method of accounting for our investment was no longer appropriate. Accordingly, effective with the amendment, the company will account for Synergies under the cost method of accounting on a prospective basis. Our proportionate share of Synergies operating results was immaterial from our original investment through September 23, 2011. During 2011, a group of existing equity holders, including the company, made a loan of $1.5 million to Synergies for working capital needs. The company's share of this unsecured advance was $450,000, to be repaid in twenty-four monthly installments beginning in October 2011 and bearing interest at seven percent per annum, payable quarterly. The terms and conditions of the loan were substantially the same for all equity holders involved in the transaction.

Note 4 – Impairment of Long-Lived Assets and Assets Held for Sale

The excess property, plant and equipment associated with the closed facilities that are being actively marketed for sale are included in assets held for sale. During 2010, the estimated fair values of certain of these assets declined to $4.5 million which was less than their respective book values of $5.7 million, resulting in an additional asset impairment charge of $1.2 million in the fourth quarter. The fair value of these assets was determined based upon comparable sales information and with the assistance of independent third party appraisers and we have classified the inputs to the nonrecurring fair value measurement of these assets as being level 2 within the fair value hierarchy in accordance with U.S. GAAP. During the second quarter of 2011, a specific impairment charge of $0.3 million related to our idle Johnson City, Tennessee facility was recorded because its fair value was determined to be less than its remaining book value based on negotiations for the sale of the asset. The facility has been idle since its closure in March, 2007. On July 19, 2011, the company entered into an agreement to sell the idle facility, including the land, building and all rights of way, to Mullican Flooring, LLC for $1.7 million. The sale was completed on October 14, 2011 and the purchase price less commission and fees was collected in cash, consistent with the carrying value.

During the second quarter of 2010, we recorded a $4.1 million loss on the sale of our investment in Suoftec due to the fact that the price received for our investment was based on liquidation value of the investment as opposed to being based on a held-in-use value determined by discounting future cash flows.

Note 5 – Stock-Based Compensation

Our 2008 Equity Incentive Plan authorizes us to issue up to 3.5 million shares of common stock as incentive and non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants. No more than 100,000 shares may be used under such plan as “full value” awards, which include restricted stock and performance units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  At September 25, 2011, there were 2.3 million shares available for future grants under this plan. Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options granted under this plan require no less than a three year ratable vesting period.

During the first three quarters of 2011 and 2010, we granted options for a total of 273,200 and 433,500 shares, respectively.  The weighted average fair values at the grant dates for options issued during the first three quarters of 2011 and 2010 were $5.75 per option and $4.07 per option, respectively. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the first three quarters of 2011 and 2010, respectively: (i) dividend yield on our common stock of 3.86 percent and 4.22 percent; (ii) expected stock price volatility of 37.7 percent and 36.7 percent; (iii) a risk-free interest rate of 2.65 percent and 2.92 percent; and (iv) an expected option term of 6.9 and 7.0 years.  During the first three quarters of 2011, the number of stock options exercised totaled 279,973 and 352,425 options were canceled. During the first three quarters of 2010, stock options totaling 1,000 were exercised, and 273,300 options were canceled.

During the first three quarters of 2011 and 2010, we also granted restricted shares, or “full value” awards, totaling 28,250 shares in 2011 and 40,000 in 2010 that vest ratably over no less than three years. The fair values of each issued restricted share on the dates of grant averaged $22.47 in 2011 and $16.32 in 2010. Restricted share awards, which are subject to forfeiture if employment terminates prior to the shares vesting, are expensed ratably over the vesting period. Shares of restricted stock are considered issued and outstanding shares at the date of grant and have the same dividend and voting rights as other common stock. Dividends paid on the restricted shares are non-forfeitable if the restricted shares do not ultimately vest.

Stock-based compensation expense related to our unvested stock options and restricted share awards was allocated as follows:

(Dollars in thousands)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Cost of sales	$135	$117	$351	$330
Selling, general and administrative expenses	481	452	1,440	1,477
Stock-based compensation expense	$616	$569	$1,791	$1,807

As discussed in Note 9 – Income Taxes, we had previously provided valuation allowances on our U.S. deferred tax assets.  Consequently, the income tax benefit on our stock-based compensation expense in each of the first three quarters of 2011 and 2010 was entirely offset by changes in valuation allowances.  As of September 25, 2011, a total of $4.2 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.3 years.  There were no significant capitalized stock-based compensation costs at September 25, 2011 and December 26, 2010.

Note 6 – Business Segments

Our Chairman and Chief Executive Officer is our chief operating decision maker (CODM).  Our CODM evaluates both consolidated and disaggregated financial information at each manufacturing facility in deciding how to allocate resources and assess performance.  Each manufacturing facility functions as a separate cost center, manufactures the same products, ships product to the same group of customers, utilizes the same cast manufacturing process and, as a result, production can be transferred among our facilities.  Accordingly, we operate as a single integrated business and, as such, have only one operating segment - original equipment aluminum automotive wheels.  Net sales and net property, plant and equipment by geographic area are summarized below.

(Dollars in thousands)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Net sales:	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
U.S.	$76,993	$69,087	$218,257	$185,025
Mexico	130,064	114,625	387,068	343,445
Consolidated net sales	$207,057	$183,712	$605,325	$528,470

Property, plant and equipment, net:			September 25, 2011	December 26, 2010
U.S.			$46,960	$44,382
Mexico			101,729	122,825
Consolidated property, plant and equipment, net			$148,689	$167,207

Note 7 – Pre-Production Costs Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customer and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Recognized tooling reimbursement revenues included in net sales in the condensed consolidated income statements totaled $2.1 million and $1.7 million for the thirteen weeks ended September 25, 2011 and September 26, 2010, respectively, and $6.7 million and $7.0 million for the thirty-nine weeks ending September 25, 2011 and September 26, 2010, respectively. The following table summarizes the unamortized customer-owned tooling costs included in our non-current assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities.

(Dollars in Thousands)	September 25, 2011	December 26, 2010
Unamortized Preproduction Costs
Preproduction costs	$41,145	$36,754
Accumulated depreciation	(29,630)	(24,159)
Net preproduction costs	$11,515	$12,595

Deferred Tooling Revenues
Accrued expenses	$5,427	$5,491
Other non-current liabilities	2,545	2,384
Total deferred tooling revenues	$7,972	$7,875

Note 8 – Income Per Share

In accordance with U.S. GAAP, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share includes the dilutive effect of outstanding stock options calculated using the treasury stock method.

The computation of diluted earnings per share does not include stock option awards that were outstanding and anti-dilutive (i.e., including such awards would result in higher earnings per share), since the exercise prices of these awards exceeded the average market price of the company’s common stock during the respective periods.  For the thirteen and thirty-nine week periods ended September 25, 2011, 1.9 million and 1.5 million shares issuable under outstanding stock options were excluded from the computations, respectively.  For the thirteen and thirty-nine week periods ended September 26, 2010, 3.1 and 3.8 million shares, respectively, issuable under outstanding stock options were excluded from the computations. Summarized below are the calculations of basic and diluted earnings per share.

(In thousands, except per share amounts)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Basic Income Per Share:
Reported net income	$4,228	$10,397	$26,982	$29,385
Basic income per share	$0.16	$0.39	$1.00	$1.10
Weighted average shares outstanding - Basic	27,156	26,669	27,022	26,668

Diluted Income Per Share:
Reported net income	$4,228	$10,397	$26,982	$29,385
Diluted income per share	$0.16	$0.39	$0.99	$1.10
Weighted average shares outstanding	27,156	26,669	27,022	26,668
Weighted average dilutive stock options	121	48	357	57
Weighted average shares outstanding - Diluted	27,277	26,717	27,379	26,725

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

The income tax provision for the thirteen weeks ended September 25, 2011 was $0.9 million, which was an effective income tax rate of 17 percent. The income tax provision for the thirty-nine weeks ended September 25, 2011 was $3.0 million, which was an effective income tax rate of 10 percent. In December 2010, tax laws were amended affecting the taxation of consignment contract manufacturers in Mexico, which beginning in 2011, would subject certain income already subject to U.S. federal income taxes to income taxes in Mexico. During the second quarter of 2011, we were advised by the Mexican tax authorities that they would accept an alternative method of income allocation, resulting in a substantial decrease in income subject to Mexican income taxes. As a result, the December 2010 tax law change has not had a significant impact on our third quarter or year-to-date 2011 tax provisions. During the first three quarters of 2011, our federal, state and foreign valuation allowances have been reduced to the extent of taxable income generated in these jurisdictions. This reduction in the valuation allowances was approximately $8.6 million, reducing the aggregate amount of the valuation allowances to $34.7 million from $43.3 million at December 26, 2010. In addition, the effective tax rate is favorably impacted by foreign tax credits and research and development credits.

The income tax provision on income before income taxes and equity earnings for the thirty-nine weeks ended September 26, 2010 was $2.7 million, which was an effective income tax rate of 7 percent. This provision included a $10.4 million net tax benefit recorded in the first quarter of 2010 related to a $17.4 million reversal of a portion of our liability for unrecognized tax benefits following the completion of an income tax examination during that period, which was partially offset by a $7.0 million reduction in related deferred tax assets. Excluding this net tax benefit, the effective tax rate was higher than the U.S. federal rate of 35 percent. The increased rate was primarily due to foreign income being taxed at rates other than the statutory rate and to the $4.1 million loss on sale of our unconsolidated affiliate in Hungary which carried no associated tax benefit.

Within the next twelve month period ending September 23, 2012, we do not expect any income tax examinations to be completed. During the first three quarters of 2011, the liability for uncertain tax positions decreased by $1.6 million, from $33.0 million at December 26, 2010. This decline primarily resulted from a $3.5 million decrease due to foreign currency translation and a $0.2 decrease due to expirations of statutes of limitation on uncertain positions, partially offset by $1.7 million of interest and penalties and a $0.4 million increase in uncertain tax positions recognized in prior periods which were recognized in income tax expense.

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

Restricted Deposits

We purchase certificates of deposit with maturity dates that expire within twelve months that are used to secure our workers’ compensation obligations and collateralize letters of credit securing our forward natural gas contracts in Mexico.  At September 25, 2011 and December 26, 2010, certificates of deposit totaling $5.1 million and $5.2 million, respectively, which were restricted in use, were classified as short-term investments on our condensed consolidated balance sheets.

Note 11 – Accounts Receivable

(Dollars in thousands)
	September 25, 2011	December 26, 2010
Trade receivables	$119,656	$105,745
Receivable from sale of equity interest in Suoftec	—	2,867
Other receivables	7,442	9,097
	127,098	117,709
Allowance for doubtful accounts	(653)	(983)
Accounts receivable, net	$126,445	$116,726

Note 12 – Inventories

(Dollars in thousands)
	September 25, 2011	December 26, 2010
Raw materials	$29,257	$13,414
Work in process	32,420	39,893
Finished goods	20,068	21,590
Inventories	$81,745	$74,897

Note 13 – Property, Plant and Equipment

(Dollars in thousands)
	September 25, 2011	December 26, 2010
Land and buildings	$67,309	$71,757
Machinery and equipment	392,512	406,150
Leasehold improvements and others	8,300	8,332
Construction in progress	11,605	5,617
	479,726	491,856
Accumulated depreciation	(331,037)	(324,649)
Property, plant and equipment, net	$148,689	$167,207

Depreciation expense was $6.7 million and $7.2 million for the thirteen weeks ended September 25, 2011 and September 26, 2010, respectively. Depreciation expense was $20.9 million and $22.3 million for the thirty-nine weeks ended September 25, 2011 and September 26, 2010, respectively.

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

For the thirty-nine weeks ended September 25, 2011, payments to retirees or their beneficiaries totaled approximately $742,000.  We presently anticipate benefit payments in 2011 to total approximately $1.0 million.  The following table summarizes the components of net periodic pension cost for the first three quarters of 2011 and 2010.

(Dollars in thousands)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Service cost	$74	$146	$218	$437
Interest cost	323	317	957	950
Net amortization	6	—	17	—
Net periodic pension cost	$403	$463	$1,192	$1,387

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican peso, the value of which decreased by 13 percent in relation to the U.S. dollar in the first three quarters of 2011.  Foreign currency transaction losses in the third quarter of 2011 totaled $1.4 million compared to a loss of $0.1 million in the comparable period a year ago.  For the first three quarters of 2011, foreign currency transaction losses totaled $1.0 million compared to a loss of $1.6 million for the comparable period in 2010. All transaction gains and losses are included in other income (expense) in the condensed consolidated income statements.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at September 25, 2011 of $61.8 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statement of shareholders’ equity and comprehensive income.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments in place for the delivery of natural gas through 2012. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale (NPNS) exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of September 25, 2011 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

In 2009, we concluded that the natural gas purchase commitments for our manufacturing facility in Arkansas and certain natural gas commitments for our facilities in Chihuahua, Mexico no longer qualified for the NPNS exemption since we could no longer assert that it was probable we would take full delivery of the contracted quantities in light of the continued decline of our industry.  These natural gas purchase commitments were classified as being with “no hedging designation” and, accordingly, we were required to record any gains and/or losses associated with the changes in the estimated fair values of these commitments in our current earnings through December 2010, when full delivery under these contracts was completed.  The gains on these commitments were $0.5 million and $2.1 million for the thirteen and thirty-nine week periods ended September 26, 2010, respectively, which were included in cost of sales on our condensed consolidated income statement.

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

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the company, which could cause actual results to differ materially from such statements and from the company's historical results and experience.  The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in the automotive industry, including the financial condition of our OEM customers and changes in consumer preferences for end products, fluctuations in production schedules for vehicles for which we are a supplier, increased global competitive pressures and pricing pressures, our dependence on major customers and third party suppliers and manufacturers, our ongoing ability to achieve cost savings, the impact on our relationship with customers and our market position due to limitations in our manufacturing capacity, our exposure to foreign currency fluctuations, increasing fuel and energy costs, regulatory changes and other factors or conditions described in Item 1A - Risk Factors in Part II of this Quarterly Report on Form 10-Q and in Item 1A - Risk Factors in Part I of our 2010 Annual Report on Form 10-K.  We assume no obligation to update publicly any forward-looking statements.

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

Executive Overview

Comparisons to the third quarter and year-to-date periods a year ago reflect the continued recovery in the market for our products as the U.S. automobile industry is emerging from the extremely difficult market conditions existing in 2009 and 2008. Overall North American production of passenger cars and light trucks in the third quarter of 2011 was reported by industry publications as being up by approximately 7 percent versus the comparable period a year ago, with production of passenger cars increasing 7 percent and production of light trucks and SUVs increasing 6 percent.  While production levels of the U.S. automotive industry are better than the third quarter of 2010, they are still below historical high points as a result of the extremely difficult market conditions existing in 2009 and 2008 from which the U.S. automobile industry still is recovering. The year-over-year growth rate overall also reflects a decline in production of some Japanese branded vehicles, in particular Toyota and Honda, due to disruption caused by the March 2011 natural disasters in Japan.

Net sales in the third quarter of 2011 increased $23.4 million, or 13 percent, to $207.1 million from $183.7 million in the comparable period a year ago.  Wheel sales in the third quarter of 2011 increased $23.0 million, or 13 percent, to $205.0 million from $182.0 million in the comparable period a year ago, while our wheel unit shipments were 2.9 million for both periods.  Gross profit in the third quarter of 2011 was $12.6 million, or 6 percent of net sales, compared to $19.7 million, or 11 percent of net sales, in the comparable period a year ago.  Net income for the third quarter of 2011 was $4.2 million, or $0.16 per diluted share, compared to net income in the third quarter of 2010 of $10.4 million, or $0.39 per diluted share.

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

Results of Operations

(Dollars in thousands, except per share amounts)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Selected data	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Net sales	$207,057	$183,712	$605,325	$528,470
Gross profit	$12,575	$19,718	$48,999	$60,238
Percentage of net sales	6.1%	10.7%	8.1%	11.4%
Income from operations	$5,968	$11,381	$29,006	$38,352
Percentage of net sales	2.9%	6.2%	4.8%	7.3%
Net income	$4,228	$10,397	$26,982	$29,385
Percentage of net sales	2.0%	5.7%	4.5%	5.6%
Diluted income per share	$0.16	$0.39	$0.99	$1.10

Net Sales

Net sales in the third quarter of 2011 increased $23.4 million, or 13 percent, to $207.1 million from $183.7 million in the comparable period a year ago.  Wheel sales in the third quarter of 2011 increased $23.0 million, or 13 percent, to $205.0 million from $182.0 million in the comparable period a year ago. The unit volume of wheels shipped was unchanged, while the average unit selling price increased to $70.48 per wheel in the current year period from $63.61 per wheel in the third quarter of 2010. Changes in aluminum price, which we generally pass through to our customers, contributed approximately $18.9 million to the sales increase and was the primary driver of the 12 percent increase in the average selling price of our wheels. Increases in unit shipments to Ford, Nissan and BMW were partially offset by declines for Chrysler and General Motors.  Tooling reimbursement revenues totaled $2.1 million in the third quarter of 2011 and $1.7 million in the comparable period of 2010.

Net sales in the first three quarters of 2011 increased $76.8 million, or 15 percent, to $605.3 million from $528.5 million in the comparable period a year ago. Wheel sales increased $77.2 million, or 15 percent, to $598.6 million from $521.4 million in the first three quarters a year ago, as our wheel shipments increased by 5 percent. The average selling price of our wheels during the first three quarters of 2011 increased approximately 9 percent primarily due to an increase in the pass-through price of aluminum. Wheel program development revenues totaled $6.7 million in the first three quarters of 2011 and $7.0 million in the comparable period of 2010.

U.S. Operations
Net sales of our U.S. operations in the third quarter of 2011 increased $7.9 million, or 11 percent, to $77.0 million from $69.1 million in the comparable period a year ago. The increase in sales in the third quarter of 2011 primarily reflects an increase in the average selling price resulting from an increase in the pass-through price of aluminum. During the first three quarters of 2011, net sales of our U.S. operations increased $33.2 million, or 18 percent, to $218.2 million from $185.0 million in the comparable period a year ago. The increase in sales in 2011 reflects both a 6 percent increase in unit shipments and a 12 percent increase in the average selling price primarily due to the increase in the pass-through price of aluminum.

Mexico Operations
Net sales of our Mexico operations in the third quarter of 2011 increased $15.5 million, or 14 percent, to $130.1 million from $114.6 million in the comparable period a year ago.   The increase in revenues in the third quarter of 2011 is primarily attributable to a 12 percent increase in the average selling price due principally to the increase in the pass-through price of aluminum.  During the first three quarters of 2011, net sales of our Mexico operations increased $43.6 million, or 13 percent, to $387.1 million from $343.5 million in the comparable period a year ago. The increase in net sales in the 2011 period is primarily attributable to a 5 percent unit volume increase and a 7 percent increase in the average selling price resulting from higher pass-through price of aluminum.

Customer Comparisons
As reported by industry publications, North American production of passenger cars and light trucks in the third quarter of 2011 was up approximately 7 percent compared to the comparable quarter in the previous year, while our wheel shipments were unchanged when comparing the periods.  The increase of North American vehicle production included an increase of 7 percent for passenger cars and an increase of 6 percent for light trucks and SUVs. During the comparable period, our shipments of passenger car wheels decreased by 13 percent while light truck wheel shipments increased by 11 percent.

OEM unit shipment percentages by customer were as follows:

	Thirteen Weeks Ended
	September 25, 2011	September 26, 2010
Ford	33%	31%
General Motors	30%	32%
Chrysler	11%	15%
International customers	26%	22%
Total	100%	100%

At the customer level, shipments in the third quarter of 2011 to Ford increased 8 percent compared to the comparable period a year ago, as light truck and SUV wheel shipments increased 42 percent and shipments of passenger car wheels decreased 30 percent.  At the program level, the major unit shipment increases were for the Edge, the F Series trucks, Fusion and Explorer, with a major unit shipment decrease in Focus.

Shipments to GM in the third quarter of 2011 decreased 5 percent compared to the third quarter of 2010, as passenger car wheel shipments decreased 13 percent and light truck and SUV wheel shipments decreased 3 percent.  The major unit shipment decreases to GM were for Chevrolet’s exited program the Acadia, Malibu and Cadillac's DTS, offset by major unit shipment increases for Cadillac's SRX, Chevrolet's Impala and the Camaro.

Shipments to Chrysler in the third quarter of 2011 decreased 28 percent compared to the comparable period a year ago, as shipments of passenger car wheels decreased 59 percent and light truck and SUV wheels decreased 15 percent.  The major unit shipment decreases to Chrysler were for the Dodge Charger, Journey and the 300 platform vehicles which were partially offset by unit shipment increases in the Dodge Challenger and Avenger.

Shipments to international customers in the third quarter of 2011 increased 21 percent compared to the third quarter of 2010, as shipments of light truck and SUV wheels increased 22 percent and shipments of passenger car wheels increased 21 percent.  This increase is partially the result of increased production by Japanese manufacturers rebounding from production delays following the March 2011 natural disasters in Japan. Of our current Japanese customers, third quarter 2011 sales to Nissan and Toyota increased 35 and 15 percent, respectively, compared to the comparable period last year. At the program level, major unit shipment increases to international customers were for BMW's X3, Nissan's Altima and Maxima, and Toyota's Sentra.

Gross Profit

Consolidated gross profit decreased $7.1 million for the third quarter of 2011 to $12.6 million, or 6 percent of net sales, compared to $19.7 million, or 11 percent of net sales, for the comparable period a year ago.  The decline in gross profit and margin percentage reflects higher manufacturing costs, principally increased labor expense, resulting from several factors. While overall capacity utilization remained high at approximately 96 percent for the quarter, productivity measured in terms of wheels produced per labor hour declined 5 percent when compared with the comparable period in 2010. Difficulty commercializing new product programs, equipment reliability problems and other manufacturing process issues incurred while in the midst of continuing high volume demands resulted in manufacturing labor cost per wheel increasing 14 percent. Certain other factory costs, such as repairs and maintenance, supplies and wheel development activities were higher in 2011 than in the prior year.

Consolidated gross profit for the first three quarters of 2011 decreased $11.2 million to $49.0 million, or 8 percent of net sales, compared to $60.2 million, or 11 percent of net sales, for the comparable nine month period a year ago. Unit shipments in the first three quarters of 2011 increased 5 percent compared to the comparable period a year ago. Plant labor costs overall have increased at a higher rate than sales, and repair, maintenance and supply costs increased $7.7 million in the first three quarters of 2011 compared to the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2011 decreased $1.7 million to $6.6 million, or 3 percent of net sales, from $8.3 million, or 5 percent of net sales, for the comparable period in 2010.  The higher cost in 2010 was principally due to a $0.9 million increase in our allowance for doubtful accounts receivable and $0.7 million of implementation costs related to our new enterprise resource planning (ERP) system that was implemented in the second quarter of 2010. For the first three quarters of 2011, selling, general and administrative expenses were $19.7 million, or 3 percent of net sales, compared to $21.9 million, or 4 percent of net sales, for the comparable period in 2010. The higher cost in the 2010 year-to-date period primarily reflects $1.4 million of implementation costs related to our new ERP system, a $0.7 million increase to the allowance for doubtful accounts receivable and $0.7 million higher legal and audit fees, partially offset by $0.8 million in higher salaries and benefits for the first three quarters of 2011.

Impairment of Long-Lived Assets and Other Charges

During the second quarter of 2011, a $0.3 million charge was recorded to adjust the carrying value of our idle Johnson City, Tennessee facility included in assets held for sale. A sale of this facility was consummated on October 14, 2011.

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

Consolidated income from operations includes our U.S. and international operations, which are principally our wheel manufacturing operations in Mexico, and certain costs that are not allocated to a specific operation.   These unallocated expenses include corporate services that are primarily incurred in the U.S. but are not charged directly to our world-wide operations, such as selling, general and administrative expenses, engineering services for wheel program development and manufacturing support, environmental and other governmental compliance services.

Consolidated income from operations decreased $5.4 million in the third quarter of 2011 to $6.0 million, or 3 percent of net sales, from $11.4 million, or 6 percent of net sales, in the comparable period in 2010.  Income from our U.S. operations decreased $5.7 million, while income from our Mexican operations decreased $2.7 million when comparing 2011 to the comparable period in 2010.  Partially offsetting these income declines were corporate costs which were $3.0 million lower during the third quarter of 2011 when compared to the third quarter of 2010.

For the first three quarters of 2011, consolidated income from operations decreased $9.4 million to income of $29.0 million, or 5 percent of net sales, from $38.4 million or 7 percent of net sales, in 2010. Income from our U.S. operations decreased $9.5 million, while income from our Mexico operations decreased $4.6 million when comparing 2011 to 2010. Corporate costs incurred during the first three quarters of 2011 were $4.7 million lower than the comparable period in 2010. Included below are the major items that impacted income from operations for our U.S. and Mexico operations during the third quarter and year-to-date period of 2011.

U.S. Operations
Operating income from our U.S. operations in the third quarter of 2011 decreased by $5.7 million compared to the comparable period a year ago.  Our U.S. operations during both periods consisted of two wheel plants located in Arkansas.  The decrease in operating income in the third quarter of 2011 as compared to the third quarter last year was principally due to the decline in our gross profit margins from 8 percent to near break-even margins on comparable unit shipments. The decline reflects an increase in plant labor costs of 17 percent and the impact of changes in product mix which impacted negatively on production efficiencies and gross margins. Labor costs also increased due to start-up inefficiencies from new product launches and due to equipment reliability issues causing overtime to be required to meet scheduled shipping dates. During the third quarter of 2011, income from our US operations also was affected by a $1.2 million increase in medical claim costs. The company is self-insured for medical claim costs up to specified stop-loss limits in our insurance contracts. Plant repair, maintenance and supply costs also increased $0.8 million in the third quarter of 2011, compared to the third quarter last year.

Income from operations for the first three quarters of 2011 decreased by $9.5 million compared to the comparable period a year ago. Income from our U.S. operations in the first three quarters of 2011 included an increase in unit shipments of approximately 6 percent; however, this improvement was offset by higher operating costs which caused our gross margin to decline from 9 percent of sales in 2010 to 3 percent of sales in 2011. Plant labor costs increased 19 percent during the first three quarters of 2011, partially as a result of third quarter factors discussed above. Additional causes of the year-to-date increase in labor costs include overtime required to make up for weather related disruptions in the first quarter and start-up inefficiencies resulting from increasing headcount to better balance manpower with production levels and to support new product launches. Other increases in operating costs also included a $3.7 million increase in plant repair, maintenance and supply costs and a $1.0 million increase in self-insured medical costs when compared to the comparable period last year.

Mexico Operations
Income from operations for our Mexico operations decreased by $2.7 million in the third quarter of 2011 compared to the third quarter of 2010.  Mexico operations during 2011 and 2010 consisted of three wheel plants.  The decrease in operating income in the third quarter of 2011 as compared to the third quarter last year was principally due to the decline in our gross profit margins from 19 percent to 13 percent, with unit shipments largely unchanged. Plant labor costs increased at a higher rate than sales as changes in product mix and certain other manufacturing process issues impacted negatively on production efficiencies. Labor and benefit costs increased 13 percent in the third quarter of 2011, compared to the third quarter last year. Costs were also higher in the 2011 period for repair, maintenance and supply expenses somewhat offset by lower provisions for the allowance for doubtful accounts receivable.

Income from operations for the first three quarters of 2011 decreased by $4.6 million compared to the same period in 2010. Income from our Mexico operations in the first three quarters of 2011 included an increase in unit shipments of 5 percent. However, the benefit of higher unit shipments was offset by operating cost increases in 2011 when compared to the like period a year ago. Higher costs caused our gross margin to decline from 17 percent of sales in 2010 to 14 percent of sales in 2011. Increases in operating costs in the first three quarters of 2011 included approximately $4.1 million in plant repair, maintenance, supply and small tool costs. Additionally, plant labor and benefit costs increased 20 percent due to changes in product mix, and other start-up inefficiencies resulted from increasing headcount to better balance manpower with production levels and to support new product launches.

U.S. versus Mexico Production
During both the third quarter and the first three quarters of 2011, wheels produced by our Mexico and U.S. operations accounted for 63 percent and 37 percent, respectively, of our total production.  We anticipate that the percentage of production in Mexico will remain between 60 percent and 65 percent of our total production for the remainder of 2011.

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

The income tax provision for the thirteen weeks ended September 25, 2011 was $0.9 million, which was an effective income tax rate of 17 percent. The income tax provision for the thirty-nine weeks ended September 25, 2011 was $3.0 million, which was an effective income tax rate of 10 percent. In December 2010, tax laws were amended affecting the taxation of consignment contract manufacturers in Mexico, which beginning in 2011, would subject certain income already subject to U.S. federal income taxes to income taxes in Mexico. During the second quarter of 2011, we were advised by the Mexican tax authorities that they would accept an alternative method of income allocation, resulting in a substantial decrease in income subject to Mexican income taxes, as a result, the December 2010 tax law change has not had a significant impact on our third quarter or year-to-date 2011 tax provisions. During the first three quarters of 2011, our federal, state and foreign valuation allowances have been reduced to the extent of taxable income generated in these jurisdictions. This reduction in the valuation allowances was approximately $8.6 million, reducing the aggregate amount of the valuation allowances to $34.7 million from $43.3 million at December 26, 2010. In addition, the effective tax rate is favorably impacted by foreign tax credits and research and development credits.

The income tax provision on income before income taxes and equity earnings for the thirty-nine weeks ended September 26, 2010 was $2.7 million, which was an effective income tax rate of 7 percent. This provision included a $10.4 million net tax benefit recorded in the first quarter of 2010 related to a $17.4 million reversal of a portion of our liability for unrecognized tax benefits following the completion of an income tax examination during that period, which was partially offset by a $7.0 million reduction in related deferred tax assets. Excluding this net tax benefit, the effective tax rate was higher than the U.S. federal rate of 35 percent. The increased rate was primarily due to foreign income being taxed at rates other than the statutory rate and to the $4.1 million loss on sale of our unconsolidated affiliate in Hungary which carried no associated tax benefit.

Within the next twelve month period ending September 23, 2012, we do not expect any income tax examinations to be completed. During the first three quarters of 2011, the liability for uncertain tax positions decreased by $1.6 million, from $33.0 million at December 26, 2010. This decline primarily resulted from a $3.5 million decrease due to foreign currency translation and a $0.2 decrease due to expirations of statutes of limitation on uncertain positions, partially offset by $1.7 million of interest and penalties and a $0.4 million increase in uncertain tax positions recognized in prior periods which were recognized in income tax expense.

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

Equity Method Investments

Equity in losses of unconsolidated affiliates represented our share of the equity earnings of Suoftec, our fifty-percent owned joint venture in Hungary, through the date of sale of our investment in June 2010. Our share of the joint venture's net loss through the date of sale in June 2010, including adjustments for the elimination of intercompany profits, was $2.8 million. As indicated previously, we recorded a loss on the June 2010 sale of the Suoftec investment totaling $4.1 million.

In June 2010 we acquired a minority interest in Synergies Casting Limited (Synergies), a private aluminum wheel manufacturer based in Visakhapatnam, India, for $4.5 million.  Our share of the equity income associated with our investment in Synergies since our initial investment has been immaterial to the consolidated results of the company. During the third quarter of 2011, an amendment of the Synergies shareholder agreement eliminated our significant influence over the financial policies and operations of Synergies. As a result, we began accounting for the investment using the cost method.

Net Income

Net income in the third quarter of 2011 was $4.2 million, or $0.16 per diluted share, compared to net income of $10.4 million, or $0.39 per diluted share, in the third quarter of 2010.  Net income in the first three quarters of 2011 was $27.0 million, or $0.99 per diluted share, compared to net income of $29.4 million, or $1.10 per diluted share, in the first three quarters of 2010.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity include cash, cash equivalents and short-term investments, net cash provided by operating activities and other external sources of funds.  Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $328.6 million and 5.9:1, respectively, at September 25, 2011, versus $311.1 million and 5.4:1 at December 26, 2010.  We have no long-term debt.  As of September 25, 2011, our cash, cash equivalents and short-term investments totaled $152.2 million compared to $151.6 million at December 26, 2010 and $136.0 million at September 26, 2010.

Working capital increased in the first three quarters of 2011 and primarily reflects increases in accounts receivable and inventories, resulting primarily from higher net sales and cost for aluminum. For the foreseeable future, we expect all working capital requirements, funds required for investing activities and cash dividend payments to be funded from internally generated funds or existing cash, cash equivalents and short-term investments.  The increase in cash, cash provided by operating activities and in cash provided by investing activities experienced in the first three quarters of 2011 may not necessarily be indicative of future results.

The following table presents a summary of the net increase in cash and cash equivalents in the periods presented:

(Dollars in thousands)	Thirty-Nine Weeks Ended
	September 25, 2011	September 26, 2010	Change
Net cash provided by operating activities	$21,288	$7,047	$14,241
Net cash provided by investing activities	4,926	3,784	1,142
Net cash used in financing activities	(8,351)	(12,802)	4,451
Effect of exchange rate changes on cash	(427)	—	(427)
Net increase (decrease) in cash and cash equivalents	$17,436	$(1,971)	$19,407

Operating Activities

Net cash provided by operating activities increased $14.2 million to $21.3 million for the thirty-nine week period ended September 25, 2011, compared to net cash provided by operating activities of $7.1 million for the comparable period a year ago.  The favorable comparison to last year primarily reflects a larger build-up of working capital in 2010 to support a higher run-rate of sales during the industry recovery, especially in accounts receivable and other assets, primarily prepaid aluminum.

Investing Activities

Our principal investing activities during the thirty-nine week period ended September 25, 2011 were the receipt of $20.8 million cash proceeds from maturing certificates of deposit, offset by the funding of $13.8 million of capital expenditures and the purchase of $4.0 million of certificates of deposit.  Investing activities during the comparable period a year ago included the receipt of $28.6 million cash proceeds from maturing certificates of deposits and cash proceeds of $4.9 million from the sale of our equity interest in Suoftec, partially offset by the purchase of $22.1 million of certificates of deposit and the funding of $5.5 million of capital expenditures.

Financing Activities

Financing activities during the thirty-nine week period ended September 25, 2011 consisted of the payment of cash dividends on our common stock totaling $13.0 million, partially offset by the receipt of cash proceeds from the exercise of stock options totaling $4.4 million. Financing activities during the thirty-nine week period ended September 26, 2010 consisted of the payment of cash dividends on our common stock totaling $12.8 million.

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican peso, the value of which decreased by 13 percent in relation to the U.S. dollar in the first three quarters of 2011.  Foreign currency transaction losses in the third quarter of 2011 totaled $1.4 million compared to a loss of $0.1 million in the comparable period a year ago.  For the first three quarters of 2011, foreign currency transaction losses totaled $1.0 million compared to a loss of $1.6 million for the comparable period in 2010. All transaction gains and losses are included in other income (expense) in the condensed consolidated income statements.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at September 25, 2011 of $61.8 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statement of shareholders’ equity and comprehensive income.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments in place for the delivery of natural gas through 2012. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale (NPNS) exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of September 25, 2011 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

In 2009, we concluded that the natural gas purchase commitments for our manufacturing facility in Arkansas and certain natural gas commitments for our facilities in Chihuahua, Mexico no longer qualified for the NPNS exemption since we could no longer assert that it was probable we would take full delivery of the contracted quantities in light of the continued decline of our industry.  These natural gas purchase commitments were classified as being with “no hedging designation” and, accordingly, we were required to record any gains and/or losses associated with the changes in the estimated fair values of these commitments in our current earnings through December 2010, when full delivery under these contracts was completed.  The gains on these commitments were $0.5 million and $2.1 million for the thirteen and thirty-nine week periods ended September 26, 2010, respectively, which were included in cost of sales on our condensed consolidated income statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency.    A significant portion of our business operations are conducted in Mexico. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities and, at September 25, 2011, we had not entered into any foreign exchange contracts.

During the first three quarters of 2011, the Mexican peso exchange rate to U.S. dollar averaged 12.01 pesos per U.S. dollar. Based on the balance sheet at September 25, 2011, a 10 percent change in the relationship between the peso and the U.S. dollar may result in a translation impact of between $12.9 and $15.7 million, which would be recognized in other comprehensive income.

Our business requires us to settle transactions between currencies in both directions, i.e., peso to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” On a net basis our transaction flows were long on the peso. For the first three quarters of 2011, we incurred a $1.0 million net foreign exchange transaction loss related to the peso. Based on the current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances and there can be no assurances that the net transaction balance will not change significantly in the future.

Natural Gas Purchase Commitments.  When market conditions warrant, we enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as natural gas. However, we do not enter into derivatives or other financial instrument transactions for speculative purposes. At September 25, 2011, we had several purchase commitments in place for the delivery of natural gas through 2012 for a total cost of $6.3 million. These fixed price natural gas contracts may expose us to higher costs that cannot be recouped in selling prices in the event that the market price of natural gas declines below the contract price.  As of September 25, 2011, we have fixed price natural gas purchase agreements for deliveries in 2011 and 2012 that represent approximately 45 percent of our estimated natural gas consumption for those years.

Also see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our 2010 Annual Report on Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management” in this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 25, 2011.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 25, 2011, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting discussed below.

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

In our 10-Q filing for the quarter ended June 26, 2011, we reported that we had completed the documentation and testing of the corrective processes and concluded that the steps taken had remediated the material weakness disclosed in our 2010 Annual Report on Form 10-K related to the proper classification of cash equivalents and short-term investments.

As it relates to maintaining effective control over the accounting for and disclosure of income taxes, we are in the process of remediating this material weakness. As part of a continuing process to define and implement an effective remediation plan, we have further refined the selection, priority and timing of certain actions to be taken during the remediation process. For example, we previously noted we were considering the use of specialized tax reporting software. We now have selected the software that will be implemented. We believe this software will reduce the risk of computational errors, provide improved process stability, and facilitate separate computation and recording of tax provisions for our U.S. and international entities. However, while use of the software will serve to further strengthen controls over tax reporting, our further evaluation has identified other key internal controls to remediate the material weakness prior to completing the software implementation. After our further review, the key remediation related controls to be implemented include: (a) implement specialized training on accounting and financial reporting for income taxes to both accounting and tax personnel in both the U.S. and international entities; (b) implement revised and improved computational schedules to determine and support book/tax differences; (c) implement additional balance sheet reconciliation procedures for tax accounts; (d) increase the scope and level of detail of the review of foreign income tax reporting; (e) design and implement improved higher-level analytical reviews. While we will continue to further refine and improve our process for the accounting and disclosure of income taxes using tools such as the new software described previously, we believe that implementing steps (a)-(e) above will successfully remediate our material weakness in this area.

Changes in Internal Control Over Financial Reporting

As previously noted in our Quarterly Report on Form 10-Q filed on August 5, 2011, Mike Nelson, our Vice President and Corporate Controller, was appointed as our Principal Accounting Officer effective August 8, 2011. Other than the appointment of Mr. Nelson as our Principal Accounting Officer, there has been no change in our internal control over financial reporting during the most recent fiscal quarter ended September 25, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales or repurchases of our common stock during the third quarter of 2011.

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date: October 28, 2011	/s/ Steven J. Borick
Steven J. Borick Chairman, Chief Executive Officer and President

Date: October 28, 2011	/s/ Kerry A. Shiba
Kerry A. Shiba Senior Vice President and Chief Financial Officer