Form 10-K
period 2011-12-25
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2012-03-07
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]
The aggregate market value of the registrant’s no par value common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $575,660,000, based on a closing price of $21.20.  On March 1, 2012, there were 27,171,513 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2012 Annual Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf.  We may from time to time make written or oral statements in Management's Discussion and Analysis of Financial Condition and Results of Operations, Letter to Shareholders and elsewhere in this report which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These forward-looking statements are based upon management's current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and potential liability for environmental-related matters. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to” and similar expressions.

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the company, which could cause actual results to differ materially from such statements and from the company's historical results and experience.  These risks, uncertainties and other factors include, but are not limited to those described in Item 1A - Risk Factors of this Annual Report on Form 10-K and elsewhere in the Annual Report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Readers are cautioned that it is not possible to predict or identify all of the risks, uncertainties and other factors that may affect future results and that the risks described herein should not be considered to be a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and the company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1 - BUSINESS

General Development and Description of Business

Headquartered in Van Nuys, California, the principal business of Superior Industries International, Inc. (referred to herein as the “company” or in the first person notation “we,” “us” and “our”) is the design and manufacture of aluminum road wheels for sale to original equipment manufacturers (OEMs). We are one of the largest suppliers of cast aluminum wheels to the world's leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States and Mexico. Products made in our North American facilities are delivered primarily to automotive assembly operations in North America, both for domestic and internationally branded customers. Our OEM aluminum road wheels primarily are sold for factory installation, as either optional or standard equipment, on many vehicle models manufactured by Ford, General Motors (GM), Chrysler Group LLC (Chrysler), BMW, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen.

The North American market for automobiles and light-duty trucks (including SUV's and crossover vehicles) has experienced rather pronounced cyclicality over recent years. We track annual production rates based on information from Ward's Automotive Group. For several years prior to 2008, annual North American vehicle production approached or exceeded 15 million units. Many factors, including general economic conditions and consumer access to credit, contributed to this trend of consistent and relatively strong market activity.

Beginning with the third quarter of 2008, the automotive industry was negatively impacted by several factors, including the continued dramatic shift away from full-size trucks and SUVs caused by continuing high fuel prices, rapidly rising commodity prices and the tightening of consumer credit due to the then deteriorating financial markets. These negative factors resulted in a dramatic cutback in vehicle production rates, reaching a the low level of 8.6 million units in 2009.

Accordingly, many vehicle manufacturers announced unprecedented restructuring actions, including assembly plant closures, significant reductions in production of light trucks and SUVs, delayed launches of key 2009 model-year light truck programs and movement toward more fuel-efficient passenger cars and cross-over type vehicles. These restructuring actions culminated in the bankruptcy reorganizations of Chrysler and GM in 2009.

Following the steep decline in 2009, North American automotive markets recovered substantially in 2010. Production of automobiles and light-duty trucks in North America reached 11.9 million units in 2010, an increase of 3.3 million, or 39 percent, from 8.6 million vehicles in 2009. An improved U.S. economy, low consumer interest rates and pent-up demand for vehicles following the recession all contributed to market demand recovery. Restructuring actions taken in many areas of the supply chain also contributed to general improvement in the overall financial health of the automotive sector.

The post-2009 North American market recovery continued on into 2011. Production in 2011 reached 13.1 million units, an increase of 10 percent over 2010. In addition to the economy, consumer credit and interest rates being generally supportive of market growth, the continuing increase in average age of automobiles on the road appeared to be contributing to higher rates of vehicle replacement. In 2011, the average age of an automobile in the U.S. reached 10.8 years, a new record according to Polk Automotive Research.

The 2011 rate of vehicle production increase was strong in both automobiles and light-duty trucks. The domestic brands gained market share, with international brands negatively impacted by lost production at Toyota and Honda due to effects of the earthquake and tsunami that occurred in March 2011. In contrast to the overall market, the company's unit sales to international brands grew more rapidly than to domestic brands.

We have taken significant steps in the past to reduce our overall costs, including rationalizing our production capacity in response to the late 2008 and 2009 industry recession and falloff in demand. In August 2008, we announced the planned closure of our wheel manufacturing facility located in Pittsburg, Kansas, and workforce reductions in our other North American plants, resulting in the layoff of approximately 665 employees and the elimination of 90 open positions. On January 13, 2009, we also announced the planned closure of our Van Nuys, California wheel manufacturing facility, thereby eliminating an additional 290 jobs. The Kansas and California facilities ceased operations in December 2008 and June 2009, respectively.

Raw Materials

The raw materials used in producing our products are readily available and are obtained through numerous suppliers with whom we have established trade relations. We purchase aluminum for the manufacture of our aluminum road wheels, which accounted for the vast majority of our total raw material requirements during 2011. The majority of our aluminum requirements are met through purchase orders with certain major domestic and foreign producers. Generally, the orders are fixed as to minimum and maximum quantities of aluminum, which the producers must supply during the term of the orders. During 2011, we were able to successfully secure aluminum commitments from our primary suppliers to meet production requirements. In late December 2011, a significant supplier of aluminum informed us of a large decline in production rates of a smelter that has been our largest single source of purchased aluminum during both 2011 and 2010. The production decline has been caused by a labor issue that may continue unresolved for several months. While we anticipate being able to source aluminum requirements to meet our expected level of production in 2012, it currently is not clear whether we will incur any negative cost consequences resulting from our supplier's production cutbacks. We procure other raw materials through numerous suppliers with whom we have established trade relationships.

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

Ford, GM and Chrysler were our only customers accounting for more than 10 percent of our consolidated net sales in 2011. Net sales to these customers in 2011, 2010 and 2009 were as follows (dollars in millions):

	2011		2010		2009
	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars
Ford	35%	$286.5	33%	$239.6	35%	$146.1
GM	30%	$245.7	33%	$236.9	34%	$143.4
Chrysler	11%	$90.3	14%	$97.7	12%	$52.0

The loss of all or a substantial portion of our sales to Ford, GM or Chrysler would have a significant adverse effect on our financial results.

Foreign Operations
We manufacture and sell a significant portion of our products in Mexico. Net sales of our Mexico operations in 2011 totaled $520 million and represented 63% of our total net sales. Net property, plant and equipment of our operations in Mexico totaled $100 million at December 31, 2011. The overall cost for us to manufacture wheels in Mexico currently is lower than in the U.S., in particular because of reduced labor cost due to lower prevailing wage rates. Current advantages to manufacturing our product in Mexico can be affected by changes in cost structures, trade protection laws, policies and other regulations affecting trade and investments, social, political, labor, or general economic conditions in Mexico. Other factors that can affect the business and financial results of our Mexican operations include, but are not limited to, valuation of the peso, availability and competency of personnel and tax regulations in Mexico.
Net Sales Backlog
We receive OEM purchase orders to produce aluminum road wheels typically for multiple model years. These purchase orders are for vehicle wheel programs that usually last three to five years. However, competitive price clauses in such purchase orders can affect our profit margins or the share of volume we are awarded under those purchase orders. We manufacture and ship based on customer release schedules, normally provided on a weekly basis, which can vary in part due to changes in demand, industry and/or customer maintenance cycles, new program introductions or dealer inventory levels. Accordingly, even though customer purchase orders cover multiple model years, our management does not believe that our firm backlog is a meaningful indicator of future operating results.

Competition

Competition in the market for aluminum road wheels is based primarily on price, technology, quality, delivery and overall customer service. We are one of the leading suppliers of aluminum road wheels for OEM installations in the world, and currently are the largest producer in North America. We supply approximately 31 percent of the aluminum wheels installed on passenger cars and light trucks in North America. Competition is global in nature with growing exports from Asia into North America. There are several competitors with facilities in North America, none of which represent greater than 10 percent of the total North American production capacity. See also Item 1A - Risk Factors - Competition of this Annual Report. Other types of road wheels, such as those made of steel, also compete with our products. According to Ward's Automotive Group, the aluminum wheel penetration rate on passenger cars and light trucks in the U.S. was 65 percent for the 2011 model year compared to 65 percent for the 2010 model year and 64 percent for the 2009 model year. The penetration rate for aluminum wheels has increased significantly since the mid-1980s, when this rate was only 10 percent. We expect the more recent trend of a stable penetration rate for aluminum wheels to continue. However, several factors can affect this rate including price, fuel economy requirements and styling preference. Although aluminum wheels currently are more costly than steel, aluminum is a lighter material than steel and generally viewed as “more stylish."

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

Research and development costs (primarily engineering and related costs), which are expensed as incurred, are included in cost of sales in the consolidated statements of operations. Amounts expended on research and development costs during each of the last three years were $5.3 million in 2011; $4.9 million in 2010; and $3.1 million in 2009. The lower level experienced in 2009 was due to closure of our engineering center in Van Nuys, California, and the reduction of wheel program development activities in that year.

Government Regulation

Safety standards in the manufacture of vehicles and automotive equipment have been established under the National Traffic and Motor Vehicle Safety Act of 1966. We believe that we are in compliance with all federal standards currently applicable to OEM suppliers and to automotive manufacturers.

Environmental Compliance

Our manufacturing facilities, like most other manufacturing companies, are subject to solid waste, water and air pollution control standards mandated by federal, state and local laws. Violators of these laws are subject to fines and, in extreme cases, plant closure. We believe our facilities are in material compliance with all standards presently applicable. However, costs related to environmental protection may grow due to increasingly stringent laws and regulations. The cost of environmental compliance was approximately $0.5 million in 2011; $0.4 million in 2010; and $0.7 million in 2009. We expect that future environmental compliance expenditures will approximate these levels and will not have a material effect on our consolidated financial position. Furthermore, climate change legislation or regulations restricting emission of "greenhouse gases" could result in increased operating costs and reduced demand for the vehicles that use our products. See also Item 1A - Risk Factors - Environmental Matters of this Annual Report.

Employees

As of December 31, 2011, we had approximately 3,800 full-time employees in our North American operations compared to approximately 3,500 employees at December 31, 2010. None of our employees are covered by a collective bargaining agreement.

Fiscal Year End

Our fiscal year is the 52- or 53-week period ending generally on the last Sunday of the calendar year. The fiscal years 2011, 2010 and 2009 comprised the 52-week periods ended on December 25, 2011, December 26, 2010, and December 27, 2009, respectively. For convenience of presentation, all fiscal years are referred to as beginning as of January 1 and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.

Segment Information

We operate as a single integrated business and, as such, have only one operating segment - automotive wheels. Financial information about this segment and geographic areas is contained in Note 2 - Business Segments in Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information statements, and any amendments thereto are available, without charge, on or through our website, www.supind.com, under “Investor,” as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (SEC). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, which contains these reports, proxy and information statements and other information regarding the company. Also included on our website, www.supind.com under "Investor," is our Code of Conduct, which, among others, applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, and our SEC filings. Copies of all SEC filings and our Code of Conduct are also available, without charge, upon request from Superior Industries International, Inc., Shareholder Relations, 7800 Woodley Avenue, Van Nuys, CA 91406.

ITEM 1A - RISK FACTORS

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

Our business routinely encounters and addresses risks and uncertainties. Our business, results of operations and financial condition could be materially adversely affected by the factors described below. Discussion about the important operational risks that our business encounters can also be found in the MD&A section and in the business description in Item 1 - Business of this Annual Report. Below, we have described our present view of the most significant risks and uncertainties we face. Additional risks and uncertainties not presently known to us, or that we currently do not consider significant, could also potentially impair our business, results of operations and financial condition. Our reactions to these risks and uncertainties as well as our competitors' reactions will affect our future operating results.

Risks Relating To Our Company

Current Economic and Financial Market Conditions - Economic activity throughout much of the world remains uncertain and potential weakness, stalling or even reversal in the recovery from the global economic recession may materially and adversely affect our results of operations and financial condition. The global economic recession that began in late 2008 and continued through 2009 had a significant negative impact in 2009 on the automotive industry generally and the financial stability of our customers, suppliers and other parties with whom we do business.  Specifically, the impact of these volatile and negative conditions may include: decreased demand for automobiles and our products; negative impact on the financial position of our OEM customers; our decreased ability to accurately forecast future product trends and demand; a negative impact on our ability to timely collect receivables from our customers and, conversely, reductions in the level and tightening of terms of trade credit available to us.

Automotive Industry Trends - The majority of our sales are made in domestic U.S. markets and almost exclusively within North America. Therefore, our financial performance depends largely on conditions in the U.S. automotive industry, which in turn can be affected significantly by broad economic and financial market conditions as noted above. Consumer demand for automobiles is subject to considerable volatility as a result of consumer confidence in general economic conditions, levels of employment and prevailing wages, fuel prices and the availability and cost of consumer credit. Despite the improvement in the U.S. automotive industry that began in the later part of 2009, vehicle production levels still remain below historical highs. There can be no guarantee that the improvements in recent years will be sustained or that reductions from current production levels will not occur in future periods. Vehicle demand is subject to many unpredictable factors such as changes in the general economy, gasoline prices, consumer credit availability and interest rates. Demand for aluminum wheels can be further affected by other factors, including pricing and performance comparisons to competitive materials such as steel. Finally, the demand for our products is influenced by shifts of market share between vehicle manufacturers and the specific market penetration of individual vehicle platforms being sold by our customers. As previously discussed, our results for fiscal year 2009 were negatively impacted by severe reductions in customer demand. In reaction to the steep decline in demand in 2009, a significant number of our customers announced restructuring actions, including bankruptcy reorganizations, planned assembly plant closures, delays in launching key 2009 model-year light truck programs, and other actions to accelerate movement toward more fuel-efficient passenger cars and crossover-type vehicles. Although 2010 and 2011 have witnessed significant recovery in demand for vehicles and our products, the events of 2009 demonstrate the degree to which industry volatility can occur and be beyond the control of industry participants. There can be no assurances that industry recovery occurring in 2010 and continuing in 2011 will continue or that a reversal of that recovery, including the degree of such reversal, will not occur in the future.

Customer Concentration - Ford, GM and Chrysler, together represented approximately 76 percent of our total wheel sales in 2011. During 2009, both Chrysler and GM were forced to reorganize their businesses under Chapter 11 of the U.S. Bankruptcy Code. While the reorganizations of GM and Chrysler have been aided in-part by the recovery of vehicle demand in 2011 and 2010, there can be no assurances as to the future success of these reorganizations. There also can be no assurances that other restructurings within the automotive industry will not occur and negatively affect the company.

Furthermore, our OEM customers are not required to purchase any minimum amount of products from us. Increasingly global procurement practices, the pace of new vehicle introduction and demand for price reductions may make it more difficult to maintain long-term supply arrangements with our customers, and there are no guarantees that we will be able to negotiate supply arrangements on terms acceptable to us in the future. The contracts we have entered into with most of our customers provide that we will provide wheels for a particular vehicle model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model (usually three to five years), typically are non-exclusive, and do not require the purchase by the customer of any minimum number of wheels from us. Therefore, a significant decrease in demand for certain key models or group of related models sold by any of our major customers, or a decision by a manufacturer not to purchase from us, or to discontinue purchasing from us, for a particular model or group of models, could adversely affect our results of operations and financial condition.

Difficulties Associated with Fixed Capacity Levels - As a result of increased consumer demand for automobiles, as well as actions previously taken by us to rationalize the costs associated with our business, we operated our business at near full capacity levels for most of 2011. Our ability to increase manufacturing capacity may require significant investments in equipment and personnel. To the extent that we make investments to increase manufacturing capacity and demand for our products is not sustained, our results of operations and financial condition may be adversely affected. Conversely, if we choose not to make investments to increase manufacturing capacity, our ability to meet customer demand for our products and increase revenues may be adversely affected. Additionally, operating our facilities at near full capacity levels may cause us to incur labor cost at premium rates in order to meet customer requirements, experience increased maintenance expenses or require us to replace our machinery and equipment on an accelerated basis, each of which could cause our results of operations and financial condition to be adversely affected.

Customer Leverage Over Suppliers - Our OEM customers typically attempt to qualify more than one wheel supplier for the programs we participate on and for future programs we may bid on. To the extent that supplier capacity and other factors permit, our customers exerting leverage may result in decreased sales volumes and unit price reductions, resulting in lower revenues, gross profit and operating income and cash flows.

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

Competition - The automotive component supply industry is highly competitive, both domestically and internationally. Competition is based primarily on price, technology, quality, delivery and overall customer service. Some of our competitors are companies, or divisions or subsidiaries of companies that are larger and have greater financial and other resources than we do. We cannot ensure that our products will be able to compete successfully with the products of these competitors. Furthermore, the rapidly evolving nature of the markets in which we compete has attracted new entrants, particularly in low cost countries. As a result, our sales levels and margins are being adversely affected by pricing pressures caused by such new entrants, especially in low-cost foreign markets, such as China. Such new entrants with lower cost structures pose a significant threat to our ability to compete internationally and domestically. These factors led to selective sourcing of future business by our customers to foreign competitors in the past and they may continue to do so in the future. In addition, any of our competitors may foresee the course of market development more accurately than we are able to, develop products that are superior to our products, have the ability to produce similar products at a lower cost than we do, or adapt more quickly than we do to new technologies or evolving customer requirements. Consequently, our products may not be able to compete successfully with their products. As a result of highly competitive market conditions in our industry, a number of our competitors were forced to seek bankruptcy protection in recent years. These competitors may emerge, and in some cases have emerged, from bankruptcy protection with stronger balance sheets and a desire to gain market share by offering their products at a lower price than our products, which would have an adverse impact on our financial condition and results of operations and cash flows.

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

Unexpected Production Interruptions - An interruption in production capabilities at any of our facilities as a result of equipment failure, interruption of raw material or other supplies, labor disputes or other reasons could result in our inability to produce our products, which would reduce our sales and operating results for the affected period. We have, from time to time, undertaken significant re-tooling and modernization initiatives at our facilities which in the past have caused, and in the future may cause, unexpected delays and plant underutilization, and such adverse consequences may continue to occur as we continue to modernize our production facilities. In addition, we generally deliver our products only after receiving the order from the customer and thus typically do not hold large inventories. In the event of a stoppage in production at any of our manufacturing facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times could be severely affected. Any significant delay in deliveries to our customers could lead to premium freight costs and other performance penalties, as well as contract cancellations, and cause us to lose future sales and expose us to other claims for damages. Our manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, earthquakes, explosions or violent weather conditions. We have in the past and may in the future experience plant shutdowns or periods of reduced production which could have a material adverse effect on our results of operations or financial condition.

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

Effective Internal Control Over Financial Reporting - Management is responsible for establishing and maintaining adequate internal control over financial reporting. Many of our key controls rely on maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America in order to operate effectively. Material weaknesses or deficiencies may cause our financial statements to contain material misstatements, unintentional errors, or omissions and late filings with regulatory agencies may occur.

Impact of Aluminum Pricing - The cost of aluminum is a significant component in the overall cost of a wheel and a portion of our selling prices to OEM customers is attributable to the cost of aluminum. The price for aluminum we purchase is adjusted monthly based generally on changes in certain published market indices. Our selling prices are adjusted periodically based upon aluminum market price changes, but the timing of such adjustments are based on specific customer agreements and can vary from monthly to quarterly to semi-annually. In addition, the timing of aluminum price adjustments flowing through sales rarely will match the timing of such changes in cost. This is especially true during periods of frequent increases or decreases in the market price of aluminum and when a portion of our aluminum purchases is via long-term fixed purchase agreements. Accordingly, our gross profit is subject to fluctuations, since the change in the product selling prices related to the cost of aluminum does not necessarily match the change in the aluminum raw material purchase prices during the period being reported, which may have an adverse effect on our operating results for the period being reported.

Legal Proceedings - The nature of our business subjects us to litigation in the ordinary course of our business. We are exposed to potential product liability and warranty risks that are inherent in the design, manufacture and sale of automotive products, the failure of which could result in property damage, personal injury or death. Accordingly, individual or class action suits alleging product liability or warranty claims could result. Although we currently maintain what we believe to be suitable and adequate product liability insurance in excess of our self-insured amounts, we cannot assure you that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. In addition, if any of our products prove to be defective, we may be required to participate in a recall involving such products. A successful claim brought against us in excess of available insurance coverage, if any, or a requirement to participate in any product recall, could have a material adverse effect on our results of operations or financial condition. We cannot give assurance that any current or future claims will not adversely affect our cash flows, financial condition or results of operations.

Implementation of New Systems - We implemented a new enterprise resource planning system as of the beginning of the second quarter of 2010. We encountered technical and operating difficulties during and following the implementation process, as our employees learned and operated the new system which is critical to the management of and reporting of results for our operations. Any similar disruption while implementing other new systems could have an adverse impact on our financial condition, cash flows or results of operations and could prevent us from effectively reporting our financial results in a timely manner. In addition, the costs incurred in correcting any errors or problems with the new system could be substantial.

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

New Product Introduction - In order to effectively compete in the automotive supply industry, we must be able to launch new products to meet our customers' demand in a timely manner. However, we cannot ensure that we will be able to install and certify the equipment needed to produce products for new product programs in time for the start of production, or that the transitioning of our manufacturing facilities and resources to full production under new product programs will not impact production rates or other operational efficiency measures at our facilities. In addition, we cannot ensure that our customers will execute on schedule the launch of their new product programs, for which we might supply products. Our failure to successfully launch new products, or a failure by our customers to successfully launch new programs, could adversely affect our results.

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

International Operations - We manufacture a substantial portion of our products in Mexico and have a minor investment in a wheel manufacturing company in India. Accordingly, we sell our products internationally. Unfavorable changes in foreign cost structures, trade protection laws, policies and other regulations affecting trade and investments, social, political, labor, or economic conditions in a specific country or region, including foreign exchange rates, difficulties in staffing and managing foreign operations and foreign tax consequences, among other factors, could have a negative effect on our business and results of operations.

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

Cybersecurity - A cyber-attack that bypasses our information technology (IT) security systems causing an IT security breach, may lead to a material disruption of our IT business systems and/or the loss of business information resulting in adverse consequences to our business, including:

•	an adverse impact on our operations due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property,

•	operational or business delays resulting from the disruption of IT systems and subsequent clean-up and mitigation activities, and

•	negative publicity resulting in reputation or brand damage with our customers, partners or industry peers.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our worldwide headquarters is located in leased office space in Van Nuys, California. We currently maintain and operate a total of five facilities that produce aluminum wheels for the automotive industry, located in Arkansas and Chihuahua, Mexico. These five facilities encompass 2,466,000 square feet of manufacturing space and 30,000 square feet of office space. We own all of these facilities with the exception of one warehouse in Rogers, Arkansas, and our worldwide headquarters located in Van Nuys, California that are leased.

In general, these facilities, which have been constructed at various times over the past several years, are in good operating condition and are adequate to meet our current productive capacity requirements. There are active maintenance programs to keep these facilities in good condition, and we have an active capital spending program to replace equipment as needed to keep technologically competitive on a worldwide basis.

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

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers who are also Directors is contained in our 2012 Annual Proxy Statement under the caption “Election of Directors.”  Such information is incorporated into Part III, Item 10 – Directors, Executive Officers and Corporate Governance.  With the exception of the Chief Executive Officer (CEO), all executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors.  For a description of the CEO’s employment agreement, see “Employment Agreements” in our 2012 Annual Proxy Statement, which is incorporated herein by reference.

Listed below are the name, age, position and business experience of each of our executive officers who are not directors:

			Assumed
Name	Age	Position	Position
Robert D. Bracy	64	Senior Vice President, Facilities	2005

Michael Bakaric	44	Vice President, Midwest Operations	2011
		President - Pace Industries, Harrison Division	2009
		Vice President - Pace Industries, Auburn Division	2008

Robert A. Earnest	50	Vice President, General Counsel and Corporate Secretary	2007
		Director, Tax and Legal and Corporate Secretary	2006

Stephen H. Gamble	57	Vice President, Treasurer	2006

Parveen Kakar	45	Senior Vice President, Corporate Engineering and Product Development	2008
		Vice President, Program Development	2003

Mike Nelson	57	Vice President and Corporate Controller	2011
		Chief Accounting and Financial Officer - Youbet.com	2007
		Vice President and Controller - Point.360	2004

Michael J. O’Rourke	51	Executive Vice President, Sales, Marketing and Operations	2009
		Senior Vice President, Sales and Administration	2003

Razmik Perian	54	Chief Information Officer	2006

Kerry A. Shiba	57	Executive Vice President and Chief Financial Officer	2010
		Director - Ramsey Industries, LLC.	2010
		Senior Vice President and Chief Financial Officer - Remy International	2006

Gabriel Soto	63	Vice President, Mexico Operations	2004

Cameron Toyne	52	Vice President, Supply Chain Management	2008
		Vice President, Purchasing	2007
		Director of Purchasing	2004

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (symbol: SUP). We had approximately 529 shareholders of record and 27.2 million shares issued and outstanding as of March 1, 2012.

	Superior Industries International, Inc.	Dow Jones US Total Market Index	Dow Jones US Auto Parts Index
2006	$100.00	$100.00	$100.00
2007	$97.17	$106.01	$114.88
2008	$59.07	$66.61	$57.23
2009	$89.87	$85.79	$85.37
2010	$129.37	$100.08	$135.04
2011	$103.32	$101.42	$119.12

Dividends

Cash dividends declared during 2011 and 2010 totaled $0.64 per share in each year and were paid on a quarterly basis. Continuation of quarterly dividends is contingent upon various factors, including economic and market conditions, none of which can be accurately predicted, and the approval of our Board of Directors.

Quarterly Common Stock Price Information

The following table sets forth the high and low sales price per share of our common stock during the periods indicated.

	2011		2010
	High	Low	High	Low
First Quarter	$25.67	$18.42	$16.50	$13.56
Second Quarter	$26.34	$19.59	$18.06	$13.84
Third Quarter	$22.71	$14.17	$17.50	$12.55
Fourth Quarter	$20.01	$14.54	$21.96	$16.65

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 17, 2000, the Board of Directors authorized the repurchase of 4.0 million shares of our common stock as part of the 2000 Stock Repurchase Plan (Repurchase Plan). During the last two fiscal years, there were no repurchases of common stock. As of December 31, 2011, approximately 3.2 million shares remained available for repurchase under the Repurchase Plan.

Recent Sales of Unregistered Securities

During the fiscal year 2011, there were no sales of unregistered securities.

ITEM 6 - SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data of this Annual Report.

Our fiscal year is the 52- or 53-week period ending on the last Sunday of the calendar year. The fiscal years 2011, 2010, 2009, 2008 and 2007 comprised the 52-week periods ended December 25, 2011, December 26, 2010, December 27, 2009, December 28, 2008 and December 30, 2007, respectively. For convenience of presentation, all fiscal years are referred to as beginning as of January 1 and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.

Fiscal Year Ended December 31,	2011	2010	2009	2008	2007
Statement of Operations (000s)
Net sales	$822,172	$719,500	$418,846	$754,894	$956,892
Gross profit (loss)	67,060	89,237	(10,169)	6,577	32,492
Impairments of long-lived assets and other charges	1,337	1,153	11,804	18,501	—
Income (loss) from operations	39,835	59,799	(44,618)	(37,668)	3,321
Income (loss) before income taxes
and equity earnings	41,926	57,483	(43,255)	(28,573)	10,200
Income tax (provision) benefit (1)	25,243	(2,993)	(26,047)	1,778	(6,263)
Equity earnings (loss) (2)	—	(2,847)	(24,840)	742	5,355
Net income (loss)	$67,169	$51,643	$(94,142)	$(26,053)	$9,292
Balance Sheet (000s)
Current assets	$404,283	$381,612	$308,132	$319,289	$356,079
Current liabilities	$68,550	$70,538	$66,776	$62,201	$95,596
Working capital	$335,733	$311,074	$241,356	$257,088	$260,483
Total assets	$593,231	$572,442	$541,853	$628,539	$729,922
Long-term debt	$—	$—	$—	$—	$—
Shareholders' equity	$460,515	$413,482	$373,272	$471,593	$550,573
Financial Ratios
Current ratio (3)	5.9:1	5.4:1	4.6:1	5.1:1	3.7:1
Long-term debt/total capitalization (4)	—%	—%	—%	—%	—%
Return on average shareholders' equity (5)	15.4%	13.1%	(22.3)%	(5.1)%	1.7%
Share Data
Net income (loss)
- Basic	$2.48	$1.93	$(3.53)	$(0.98)	$0.35
- Diluted	$2.46	$1.93	$(3.53)	$(0.98)	$0.35
Shareholders' equity at year-end	$16.96	$15.40	$14.00	$17.68	$20.67
Dividends declared	$0.64	$0.64	$0.64	$0.64	$0.64

(1) See Note 7 - Income Taxes in Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data in this Annual Report for a discussion of material items impacting the 2011, 2010 and 2009 income tax provisions.
(2) See Note 6 - Investments in Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data in this Annual Report for a discussion of material items impacting our 2010 and 2009 unconsolidated affiliate losses.
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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data in this Annual Report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in Item 1A - Risk Factors and elsewhere in this Annual Report.

Executive Overview

Results for 2011 and 2010 reflect the continued recovery in the market for our products as the U.S. automobile industry continues to emerge from the extremely difficult market conditions existing in 2009 and 2008. Overall North American production of passenger cars and light trucks in 2011 was reported by industry publications as being up by approximately 10 percent versus 2010, with production of passenger cars increasing 8 percent and production of light trucks and SUVs increasing 11 percent.  While current production levels of the U.S. automotive industry are better than 2010 levels, they are still below historical highs.

Net sales in 2011 increased $102.7 million, or 14 percent, to $822.2 million from $719.5 million in 2010.  Wheel sales in 2011 increased $103.5 million, or 15 percent, to $813.0 million from $709.5 million in 2010, while our wheel unit shipments increased 0.7 million to 11.7 million in 2011.  Gross profit in 2011 was $67.1 million, or 8 percent of net sales, compared to $89.2 million, or 12 percent of net sales, in 2010.  Net income for 2011 was $67.2 million, or $2.46 per diluted share and includes an income tax benefit of $25.2 million, compared to net income in 2010 of $51.6 million, or $1.93 per diluted share, which includes an income tax provision of $3.0 million. The 2011 tax benefit resulted from the release of deferred tax asset valuation allowances established in prior years.

The recovery in the North American automobile industry since 2009 is evidenced in production rates of passenger cars and light trucks. As reported by industry publications, passenger car and light truck production in 2010 increased by approximately 39 percent to 11.9 million, which compares to 8.6 million in 2009. This recovery follows a period of rapid deterioration in late 2008 and 2009, especially in the U.S. market which caused or resulted in:

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

The comparisons below of 2011 operating results to those in 2010 reflect the sustained recovery of the automotive industry in 2011 as our shipments increased somewhat over 2010. However, competitive pricing pressures and difficulties commercializing new product programs, as well as operating issues occurring during sustained high-volume production led to higher costs and lower margins overall in 2011 compared to 2010. The comparisons below of 2010 operating results to those in 2009 are very favorable overall.

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

Listed in the table below are several key indicators we use to monitor our financial condition and operating performance.

Results of Operations

Fiscal Year Ended December 31,	2011	2010	2009
(Thousands of dollars, except per share amounts)
Net sales	$822,172	$719,500	$418,846
Gross profit (loss)	$67,060	$89,237	$(10,169)
Percentage of net sales	8.2%	12.4%	(2.4)%
Income (loss) from operations	$39,835	$59,799	$(44,618)
Percentage of net sales	4.8%	8.3%	(10.7)%
Net income (loss)	$67,169	$51,643	$(94,142)
Percentage of net sales	8.2%	7.2%	(22.5)%
Diluted earnings (loss) per share	$2.46	$1.93	$(3.53)

Net Sales

2011 versus 2010

Net sales in 2011 increased $102.7 million, or 14 percent, to $822.2 million from $719.5 million in 2010.  Wheel sales in 2011 increased $103.5 million, or 15 percent, to $813.0 million from $709.5 million in 2010, as our wheel shipments increased by 6 percent compared to 2010. Changes in aluminum price, which we generally pass through to our customers, contributed approximately $55.4 million to the sales increase and was the primary driver of the 7 percent increase in the average selling price of our wheels. Increases in unit shipments to Ford, BMW and Nissan were partially offset by declines in unit shipments to Chrysler.  Wheel program development revenues totaled $9.2 million in 2011 and $10.0 million in 2010.

U.S. Operations
Net sales of our U.S. wheel plants in 2011 increased $50.5 million, or 21 percent, to $293.7 million from $243.2 million a year ago. The increase in sales in 2011 reflects both a 9 percent increase in unit shipments and a 12 percent increase in the average selling price primarily due to the increase in the pass-through price of aluminum.

Mexico Operations
Net sales of our Mexico wheel plants in 2011 increased $54.4 million, or 12 percent, to $519.3 million from $464.9 million in 2010.  The increase in net sales in 2011 reflects both a 5 percent increase in unit shipments and an 6 percent increase in the average selling price primarily resulting from higher pass-through price of aluminum.

When looking at our major customer mix, OEM unit shipment percentages were as follows:

Fiscal Year Ended December 31,	2011	2010	2009
Ford	34%	32%	35%
GM	30%	32%	34%
Chrysler	11%	14%	13%
International customers	25%	22%	18%
Total	100%	100%	100%

According to Ward's Auto Info Bank, overall North American production of passenger cars and light trucks in 2011 increased approximately 10 percent, while production of the specific passenger car and light truck programs using our wheels increased 7 percent. When compared to our 6 percent increase in total shipments, our market share declined by 1 percentage point, on a year-over-year basis, and remained relatively flat in the portion of the market where we are qualified to participate on individual vehicle programs. When looking separately at passenger cars versus light trucks and SUV's, we had a market share gain of 1 percentage point in light trucks and SUVs, while share in the passenger car market declined 5 percent points. Production of light trucks and SUV's with our wheel programs increased 12 percent compared to our 15 percent increase in shipments. For passenger cars, vehicle production with our wheel programs increased 1 percent compared to our 7 percent decrease in shipments.

According to Ward's Automotive Group, aluminum wheel installation rates on passenger cars and light trucks in the U.S. has remained relatively flat for the model years 2011 to 2009 -- 65 percent for the 2011 model year compared to 65 percent for the 2010 model year and 64 percent for the 2009 model year. Aluminum wheel installation rates have increased to the current level since the mid-1980s, when this rate was only 10 percent. However, in recent years, this growth rate has slowed with the aluminum wheel installation rate increasing only 13 percentage points cumulatively from 52 percent for the 1997 model year. We expect the more recent trend of slow growth or no growth in the aluminum penetration rate to continue. In addition, our ability to increase net sales and sales volume in the future may be negatively impacted by continued customer pricing pressures, limits in our production capacity and overall economic conditions that impact the sales of passenger cars and light trucks, such as continued fluctuating fuel prices and continued stringent consumer credit conditions.

At the customer level, shipments in 2011 to Ford increased 11 percent compared to last year, as light truck and SUV wheel shipments increased 40 percent and shipments of passenger car wheels decreased 25 percent.  At the program level, the major unit shipment increases were for the Edge, the F-Series trucks and Fiesta, with a major unit shipment decrease for the Focus.

Shipments to GM in 2011 decreased 1 percent compared to 2010, as passenger car, light truck and SUV wheel shipments decreased slightly.  The major unit shipment decreases to GM were for Chevrolet’s exited Cobalt program and the GMC Acadia, offset by major unit shipment increases for the Malibu.

Shipments to Chrysler in 2011 decreased 15 percent compared to last year, as shipments of passenger car wheels decreased 50 percent and light truck and SUV wheels increased 2 percent.  The major unit shipment decreases to Chrysler were for the Dodge Charger and the Chrysler 300 vehicles which were partially offset by major unit shipment increases for the Jeep Grand Cherokee and Dodge Avenger.

Shipments to international customers in 2011 increased 25 percent compared to 2010, as shipments of passenger car wheels increased 26 percent and shipments of light truck and SUV wheels increased 22 percent.  This increase was led by higher unit shipments to Nissan and BMW, with 2011 shipments to these customers up 28 percent and 194 percent, respectively, over the prior year. Despite production delays following the March 2011 natural disasters in Japan, 2011 shipments to Toyota still increased 8 percent compared to last year. At the program level, major unit shipment increases to international customers were for BMW's X3, Nissan's Altima and Maxima, and Toyota's Camry.

2010 versus 2009

Net sales increased $300.7 million, or 72 percent, to $719.5 million in 2010 from $418.8 million in 2009. Aluminum wheel sales increased $300.6 million in 2010 to $709.5 million from $408.9 million a year ago, a 74 percent increase. Volume of wheels shipped in 2010 increased 3.8 million, or 54 percent, to 11.0 million from 7.2 million in 2009. While the average total selling price of our wheels in 2010 increased by 13 percent compared to 2009, the average price of the aluminum component of sales increased by 26 percent in 2010 when compared to 2009. The aluminum price change, which we fundamentally pass through to our customers, accounted for $63.0 million of the wheel sales increase, while volume growth accounted for $218.8 million of the increase. The balance of the total wheel sales increase primarily was due to the change in sales mix. Tooling reimbursement revenues were approximately $10.0 million in both years.

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

Gross Profit (Loss)

Consolidated gross profit decreased $22.1 million in 2011 to $67.1 million, or 8 percent of net sales, compared to $89.2 million, or 12 percent of net sales, in 2010.  Unit shipments in 2011 increased 6 percent compared to last year. The decline in gross profit and margin percentage reflects a weaker product mix and higher manufacturing costs, principally increased labor expense. While continuing to operate at full capacity to meet customer demand, inefficiency while commercializing certain new product programs, equipment reliability problems and other manufacturing process issues incurred while in the midst of continuing high volume demands resulted in manufacturing cost per wheel increasing. For 2011, productivity measured in terms of wheels produced per labor hour declined 4 percent when compared with 2010 and manufacturing labor cost per wheel increased 12 percent. Plant labor costs overall have increased at a higher rate than sales, and repair, maintenance and supply costs increased $9.0 million in 2011 compared to last year.

Consolidated gross profit for 2010 increased $99.4 million to $89.2 million, or 12 percent of net sales, which compares to a gross loss of $(10.2) million, or (2) percent of net sales in 2009. As indicated above, unit shipments increased 3.8 million units, or 54 percent, during 2010. Reflecting the significant increase in sales volume, wheel production in our five wheel plants increased 67 percent in 2010 compared with 2009. When combining the effect of increased sales volume and the mid-2009 closure of our California production facility, our average plant utilization rate in 2010 increased 39 percentage points over the depressed level in 2009. Our plant utilization rate averaged over 90 percent during 2010 and neared full practical capacity levels for much of the second half of the year. Total manufacturing expenses in the five wheel plants in 2010 increased 51 percent as compared to the 67 percent increase in production in the same plants. This resulted in a 9 percent reduction in the average cost to manufacture a wheel in 2010 when compared to 2009. The additional gross profit on the increased sales volume and the impact of improved cost leverage due to the higher production level in 2010 were the major factors contributing to the increased gross profit in 2010. As discussed in more detail below, the comparison of 2010 gross profit to the prior year is also favorably impacted by 2009 charges related to restructuring actions totaling approximately $21.3 million.

The cost of aluminum is a significant component in the overall cost of a wheel and a portion of our selling prices to OEM customers is attributable to the cost of aluminum. The price for aluminum we purchase is adjusted monthly based generally on changes in certain published market indices. Our selling prices are adjusted periodically based upon aluminum market price changes, but the timing of such adjustments is based on specific customer agreements and can vary from monthly to quarterly to semi-annually. Even if aluminum selling price adjustments were to perfectly match changes in aluminum purchase prices, an increasing aluminum price will result in a declining gross margin percentage - i.e., same gross profit dollars divided by increased sales dollars equals lower gross profit percentage. The opposite would then be true in periods during which the price of aluminum decreases. In addition, the timing of aluminum price adjustments flowing through sales rarely will match the timing of such changes in cost. As estimated by the company, the impact on gross profit in 2011 related to such differences in timing of aluminum adjustments was not material when compared to the same period in 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $25.9 million, or 3 percent of net sales, in 2011 compared to $28.3 million, or 4 percent of net sales, in 2010 and $22.6 million, or 5 percent of net sales, in 2009. Compared to 2011, the 2010 expenses were higher by $1.3 million due to implementation costs related to our new enterprise resource planning (ERP) system and to $0.9 million higher legal fees, while the 2011 results include a $1.5 million reduction in our deferred compensation liability offset partially by $0.7 million higher medical self-insurance costs. Compared to 2009, selling, general and administrative expenses were $5.6 million higher in 2010 due principally to increases of $1.8 million in incentive bonus expense, $1.7 million in costs for installing our new ERP system, and $1.0 million in the provision for doubtful accounts.

Impairment of Long-Lived Assets and Other Charges

Impairment of long-lived assets and other charges totaled $1.3 million in 2011, $1.2 million in 2010 and $11.8 million in 2009. During 2009, due to the deteriorating financial condition of our major customers and other changes that occurred in the automotive industry, we performed impairment analyses on all of our long-lived assets and evaluated our assets held for sale for impairment in accordance with U.S. GAAP. During 2011 and 2010, we did not identify any indicators that would have required us to test our long-lived assets for impairment under U.S. GAAP, due to the significant increases in sales and plant utilization when compared to 2009. The $1.3 million charge in 2011 and the $1.2 million charge in 2010 primarily reflect adjustments to the carrying value of certain assets held for sale, for which the estimated fair value had declined during the year. For further discussion of impairments and other charges, see Note 15 - Impairment of Long-Lived Assets and Other Charges in Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

Income (Loss) from Operations

2011 versus 2010

Aluminum, natural gas and other direct material costs are a significant component of our costs to manufacture wheels.  These costs are substantially the same for all of our plants since many common suppliers service both our U.S. and Mexico operations. In addition, our operations in the U.S. and Mexico sell to the same customers, utilize the same marketing and engineering resources, have interchangeable manufacturing processes and provide the same basic end product.  However, profitability between our U.S. and Mexico operations can vary as a result of differing labor and benefit costs, the specific mix of wheels manufactured and sold by each plant, as well as differing plant utilization levels resulting from our internal allocation of wheel programs to our plants.

Consolidated income from operations includes results for both our U.S. and international operations, which are principally our wheel manufacturing operations in Mexico, and certain costs that are not allocated to a specific operation.   These unallocated expenses include corporate services that are primarily incurred in the U.S. but are not charged directly to our world-wide operations, such as selling, general and administrative expenses, engineering services for wheel program development and manufacturing support, environmental and other governmental compliance services.

Consolidated income from operations decreased $20.0 million in 2011 to $39.8 million, or 5 percent of net sales, from $59.8 million, or 8 percent of net sales, in 2010.  Income from our U.S. operations decreased $15.1 million, while income from our Mexico operations decreased $5.6 million when comparing 2011 to 2010.  While corporate costs were $0.7 million lower during 2011 when compared to 2010. Included below are the major items that impacted income from operations for our U.S. and Mexico operations during 2011.

U.S. Operations
Operating income from our U.S. operations for 2011 decreased by $15.1 million compared to the previous year.  Our U.S. operations during both periods consisted of two wheel plants located in Arkansas.  Although, income from our U.S. operations in 2011 reflects a 9 percent increase in unit shipments, this improvement was more than offset by higher operating costs which caused gross margin to decline from 10 percent of sales in 2010 to 3 percent of sales in 2011. The decline reflects an increase in plant labor costs of 20 percent and the impact of changes in product mix which impacted negatively on production efficiencies and gross margins. Labor costs, including overtime premiums incurred, also increased in 2011 due to a variety of reasons including new product launch inefficiencies, weather related disruptions in the first quarter, and equipment reliability issues during a time of consistently high capacity utilization. Other increases in 2011 operating costs included a $5.5 million increase in plant repair, maintenance and supply costs and a $2.1 million increase in self-insured medical costs when compared to last year. The company is self-insured for medical claim costs up to specified stop-loss limits in our insurance contracts.

Mexico Operations
Operating income from our Mexico operations decreased by $5.6 million in 2011 compared to 2010.  Mexico operations during 2011 and 2010 consisted of three wheel plants. Income from our Mexico operations in 2011 included an increase in unit shipments of 5 percent. However, the benefit of higher unit shipments was offset by operating cost increases and product mix changes in 2011 when compared to a year ago. Higher costs and product mix caused our gross margin to decline from 17 percent of sales in 2010 to 14 percent of sales in 2011. Increases in operating costs in 2011 included approximately $3.6 million in plant repair, maintenance, supply and small tool costs. Additionally, plant labor and benefit costs increased 9 percent due to training inefficiencies resulting from increasing headcount to better balance manpower with production levels, new product launch difficulties, as well as certain equipment and process reliability issues encountered in several facilities. Changes in product mix, impacting both pricing and manufacturability, also caused gross margin erosion.

U.S. versus Mexico Production
During 2011, wheels produced by our Mexico and U.S. operations accounted for 63 percent and 37 percent, respectively, of our total production.  This compares to 62 percent in Mexico and 38 percent in the U.S. in 2010. We anticipate that the percentage of production in Mexico will remain between 60 percent and 65 percent of our total production for 2012.

2010 versus 2009

Consolidated income (loss) from operations increased $104.4 million to $59.8 million in 2010 from an operating loss of ($44.6) million in 2009. Income from our U.S. operations increased $63.7 million, while income from our Mexico operations increased $43.3 million when comparing 2010 to 2009. The net increase in income from our North American manufacturing operations compared to 2009 was partially offset by a $2.6 million increase in corporate costs during 2010. The 2010 improvement in consolidated income (loss) from operations primarily mirrors the improvement in Gross Profit (Loss) as described earlier. Asset impairment charges, also described earlier, favorably affect the comparison of 2010 with 2009.

U.S. Operations
As noted above, income from our U.S. operations increased by $63.7 million from 2009 to 2010. Our U.S. operations during 2010 consisted of two wheel plants for the entire year, whereas 2009 also included our Van Nuys, California, facility for the first half of the year. After operations ceased at our California facility, the bulk of the related production was redirected to our Mexico facilities. However, the majority of the 2010 increase in income for our U.S. operations resulted primarily from a 61 percent increase in unit shipments and an increase in plant utilization of 49 percentage points. Improvement in 2010 also reflected a $10.7 million decrease in impairments and an $18.5 million decrease in plant closure related costs and natural gas mark-to-market adjustments incurred in 2009, as discussed earlier.

Mexico Operations

Income from our Mexico operations increased by $43.3 million in 2010. Mexico operations during 2010 and 2009 consisted of three fully operational wheel plants. The 2010 improvement primarily reflects a 50 percent increase in unit shipments and an increase of 32 percentage points in plant utilization. The comparison between 2010 and the prior year also reflects 2009 charges incurred for workforce reductions and mark-to-market losses on certain forward natural gas contracts totaling $2.4 million, as well as 2010 gains on settlement of the same natural gas contracts totaling $0.4 million.

U.S. versus Mexico Production
In 2010, wheels produced by our Mexico and U.S. operations accounted for 62 percent and 38 percent, respectively, of our total production. This compares to 69 percent in Mexico and 31 percent in the U.S. in 2009.

Interest Income, net and Other Income (Expense), net

Net interest income for 2011 decreased 31 percent to $1.1 million from $1.6 million in 2010, due principally to a decrease in the average rate of return on the average balance of cash invested. Net interest income for 2010 decreased 26 percent to $1.6 million from $2.2 million in 2009, also due primarily to a decrease in the average rate of return on the average balance of cash invested.

Net other income (expense) was income of $1.0 million and $0.2 million in 2011 and 2010, respectively, and an expense of ($0.8) million in 2009. Foreign exchange gains and (losses) included in other income (expense) net were losses of ($0.9) million, ($1.2) million and ($0.8) million in 2011, 2010 and 2009, respectively. Other income and expense items included were income of $1.9 million in 2011 and $1.4 million in 2010.

Effective Income Tax Rate

Our income (loss) before income taxes and equity earnings was income of $41.9 million in 2011, income of $57.5 million in 2010, and a loss of ($43.3) million in 2009. The effective tax rate on the 2011 pretax income was a benefit of 60.2 percent compared to expense of 5.2 percent in 2010 and expense of 60.2 percent in 2009. The following is a reconciliation of the U. S. federal tax rate to our effective income tax rate along with a discussion of the key drivers that impacted our effective income tax rates for the periods presented:

Year Ended December 31,	2011	2010	2009
Statutory rate - (provision) benefit	(35.0)%	(35.0)%	35%
State tax (provisions), net of federal income tax benefit (1)	(0.4)	(5.6)	10.6
Permanent differences (2)	1.6	0.3	(5.0)
Tax credits	1.5	1.5	0.1
Foreign income taxed at rates other than the statutory rate (3)	1.0	(11.0)	1.4
Valuation allowance (4)	100.9	40.1	(106.4)
Changes in tax liabilities, net (5)	(5.8)	6.5	7.3
Other	(3.6)	(2.0)	(3.2)
Effective income tax rate	60.2%	(5.2)%	(60.2)%

1)
During the three years ended December 31, 2011, actual state tax provisions and benefits, net of federal income taxes, were expense of $0.2 million in 2011 and $3.2 million in 2010, and a benefit of $4.6 million in 2009. The primary drivers for the decrease in the state tax expense in 2011 relates to the favorable impact on deferred state taxes resulting from the change in the Michigan state income tax rates effective in 2012, and to lower apportionment of income to the state of California.

2)
Actual permanent differences impacting the income tax provisions during the three years ended December 31, 2011 were benefits of $0.7 million in 2011 and $0.2 million in 2010, and expense of $2.2 million in 2009. There were no material changes overall in the permanent differences for each of the periods presented. The primary drivers of the percentage changes in the effective income tax rate related to permanent differences were the fluctuating levels of income (loss) before income taxes and equity earnings.

3)
The impact of foreign income taxed at rates other than the statutory rate on our reported tax provisions during the three years ended December 31, 2011 was a benefit of $0.4 million in 2011, expense of $6.3 million in 2010, and a benefit of $0.6 million in 2009. In 2011, the decline in foreign taxes resulted from being subject to Mexico's income tax regime, rather than to a flat tax regime which was applied in 2010 and 2009. The increase in 2010 when compared to 2009 primarily reflects an increase in flat tax in Mexico due to increased business activity.

4)
During 2011, we released valuation allowances carried against our deferred tax assets based on an evaluation of current evidence and in accordance with our accounting policy. This adjustment resulted in a benefit of $42.3 million to the provision. In determining when to release the valuation allowance established against our net deferred income tax assets, we consider all available evidence, both positive and negative.  During 2011, we generated pre-tax income of $41.9 million, and in the fourth quarter of 2011 we achieved three years of cumulative pre-tax income. We also reached sustained profitability, which our accounting policy defines as two consecutive one year periods of pre-tax income. With further consideration given to, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of reversals of temporary differences, we concluded that it was more likely than not that our deferred tax assets would be realized. During 2010, we released a portion of our valuation allowance which resulted in a benefit of $22.9 million. The primary driver for the release in the valuation allowance in 2010 was the use of federal, state, and foreign net operating losses and credits which were offset against taxable income, thus reducing our need for a valuation allowance. During 2009, increases in our valuation allowances resulted in additional tax expense of $46.0 million. The significant increase in valuation allowances during 2009 was due to an increase in the valuation allowance recorded for our beginning federal deferred tax assets in the amount of $35.6 million, an increase related to current year deferred tax assets for which a valuation allowance was established in the amount of $7.5 million, and an increase in the valuation allowance recorded for our foreign net operating loss carryforwards of $0.6 million for which we had determined that it was more likely than not that the benefit would not be realized.

5)
The impact of changes in our tax liabilities for uncertain tax positions resulted in a net expense of $2.4 million in 2011, primarily due to $3.1 million of interest and penalties we continue to accrue on the liability for uncertain tax positions established at the beginning of 2007 upon adoption of the U.S. GAAP method of accounting. During 2010 we had a net benefit of $3.7 million from changes in our tax liabilities for uncertain tax positions as a result of the completion of certain tax examinations, which reduced our tax liabilities and provision, offset in part by $3.2 million of interest and penalties on the beginning tax liabilities which resulted in increases to our tax provision. During 2009 we had a net benefit of $3.2 million from changes in our tax liabilities for uncertain tax positions as a result of the completion of certain tax examinations, which reduced our tax liabilities and provision, offset in part by $4.3 million of interest and penalties on the beginning tax liabilities which resulted in increases to our tax provision.

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

Effective January 1, 2011, tax laws were amended affecting the taxation of consignment contract manufacturers in Mexico, which beginning in 2011, would subject certain income that is already subject to U.S. federal income taxes to income taxes in Mexico. The 2011 tax law change has not had a significant impact on our 2011 tax provision.

Equity in Earnings of Unconsolidated Subsidiaries

Joint Venture in Hungary
In 1995, we entered into a joint venture with Otto Fuchs Kg (Otto Fuchs), based in Meinerzhagen, Germany, to form Suoftec Light Metal Products Production & Distribution Ltd (Suoftec) to manufacture cast and forged aluminum wheels in Hungary principally for the European automobile industry. On June 18, 2010, we sold our 50-percent ownership to our joint venture partner, Otto Fuchs. Total sales proceeds of 7.0 million euros ($8.6 million) for our investment consisted of 4.0 million euros ($4.9 million) received in the second quarter of 2010, and 3.0 million euros ($3.7 million) subsequently received in machinery, equipment and cash. As of the date of sale, our net investment in Suoftec, including amounts included in other comprehensive income, was approximately $12.8 million, resulting in a loss on the sale of our investment of $4.1 million.

Being 50-percent owned and non-controlled, Suoftec was not consolidated but was accounted for using the equity method of accounting. Equity losses through the date of sale in June 2010 were ($2.8) million compared to equity losses of ($24.8) million in 2009. In 2009, Suoftec's net sales and results of operations were negatively impacted by customer restructurings and the economic conditions affecting the automotive industry in Europe. The joint venture's net sales were $83.1 million in 2009, and gross profit was a loss of ($17.4) million, or (21) percent of net sales. Gross profit margin in 2009 was impacted negatively by the continuing shift in sales mix to smaller, lower-profit margin wheels and was also impacted negatively by cost increases related to operating inefficiencies and quality issues. Selling, general and administrative costs in 2009 were $1.9 million, or 2 percent of net sales, and net other income (expense) was ($1.0) million.

Because our 50 percent-owned joint venture in Hungary was affected by negative economic conditions impacting the European automotive industry similar to those in the U.S., management had tested the long-lived assets of the Hungarian joint venture, Suoftec, for impairment at the end of each fiscal quarter in 2009 in accordance with U.S. GAAP. Due to the general decline in the European automotive industry, during the fourth quarter of 2009, projected future shipments declined sharply compared to the projections earlier in the year. The impairment analysis performed at the end of 2009 indicated that the estimated undiscounted future cash flows from the reduced projected shipments of our joint venture facility would not be sufficient to recover the carrying value of long-lived assets attributable to that facility. As a result, our joint venture recorded a $28.8 million pretax impairment charge against their long-lived assets, reducing the carrying value of such assets from $76.0 million to their fair value. We recorded our share of the charge, or $14.4 million, in our equity in losses from unconsolidated affiliates during the fourth quarter of 2009.

Due to the net operating losses for the last three years and a reduced outlook, Suoftec's management established valuation allowances totaling $4.2 million during 2009 for net operating losses and other deferred tax assets. The annual effective income tax rate for 2009 was (2.2) percent.

The resulting net loss was ($50.1) million in 2009, and our 50-percent share of the loss was ($25.1) million. After adjusting for the elimination of intercompany profits on wheels purchased from Suoftec, our equity earnings (losses) in 2009 was ($24.8) million. Our share of the joint venture's net loss was included in “Equity in Losses of Unconsolidated Affiliates" in the Consolidated Statements of Operations in Item 8 - Financial Statements and Supplementary Data.

Investment in India
On June 28, 2010, we executed a share subscription agreement (the "Agreement") with Synergies Casting Limited (Synergies), a private aluminum wheel manufacturer based in Visakhapatnam, India, providing for our acquisition of a minority interest in Synergies by the company. As of December 31, 2011, the total cash investment in Synergies amounted to $4.5 million, representing 12.6 percent of the outstanding equity shares of Synergies. The agreement provided for additional investments that would have increased our ownership to approximately 26 percent if certain conditions were met by Synergies. However, no additional investments were made as the conditions were not met by deadlines, as extended during 2010 and 2011. At December 31, 2011, provisions requiring or providing for additional investment were expired. Additionally, we had the right on or before January 31, 2012, to have elected to cause Synergies to use reasonable efforts to sell within three months our equity shares at our cost, and if unsuccessful, we may have caused certain shareholders of Synergies to purchase our equity shares at our purchase cost within three months, however, we did not exercise these rights. Our share of the equity income associated with our investment in Synergies since our initial investment has been immaterial to the consolidated results of the company. Our investment in Synergies was initially accounted for under the equity method of accounting; however, during the third quarter of 2011, an amendment of the Synergies shareholder agreement eliminated our ability to exercise significant influence over the financial policies and operations of Synergies. As a result, effective with the amendment, we began accounting for the investment using the cost method of accounting on a prospective basis.

Net Income (Loss)

Net income in 2011 was $67.2 million, or 8 percent of net sales, and included an income tax benefit of $25.2 million, compared to $51.6 million, or 7 percent of net sales in 2010, including an income tax provision of $3.0 million, and a net loss of ($94.1) million, or (22) percent of net sales in 2009, including an income tax provision of $26.0 million. Earnings per share was $2.46 and $1.93 per diluted share in 2011 and 2010, respectively, and a per share loss of ($3.53) in 2009.

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, short-term investments, net cash provided by operating activities, and other external sources of funds. During the three years ended December 31, 2011, we had no bank or other interest-bearing debt. At December 31, 2011, our cash, cash equivalents and short-term investments totaled $192.9 million compared to $151.6 million at year-end 2010 and $140.5 million at the end of 2009.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, proceeds from the exercise of stock options or existing cash, cash equivalents and short-term investments, and we believe these sources will continue to meet our capital requirements in the foreseeable future. The following table summarizes the cash flows from operating, investing and financing activities as reflected in the consolidated statements of cash flows.

Fiscal Year Ended December 31,	2011	2010	2009
(Thousands of dollars)
Net cash provided by operating activities	$67,660	$30,578	$22,327
Net cash provided by (used in) investing activities	3,681	5,146	(43,564)
Net cash used in financing activities	(12,509)	(14,660)	(17,067)
Effect of exchange rate changes on cash	$(668)	$—	$—
Net increase (decrease) in cash and cash equivalents	$58,164	$21,064	$(38,304)

2011 versus 2010

Our liquidity remained strong in 2011. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $335.7 million and 5.9:1, respectively, at December 31, 2011, versus $311.1 million and 5.4:1 at December 31, 2010. We generate our principal working capital resources primarily through operations. Working capital increased in 2011 and primarily reflects increases in cash, cash equivalents and short-term investments, partially offset by lower prepaid aluminum. Accordingly, we believe we are well positioned to take advantage of new and complementary business opportunities, with the ability to further expand into emerging international markets and to fund our working capital and capital expenditure requirements for the foreseeable future.

Net cash provided by operating activities increased $37.1 million to $67.7 million for 2011, compared to net cash provided by operating activities of $30.6 million for 2010.  The primary operating activities during 2011 included net income of $67.2 million, changes in operating assets and liabilities totaling $7.5 million, and adjustments for non-cash items resulting in a net reduction of ($7.0) million, primarily due to deferred income tax changes of ($38.7) million related to the release of the valuation allowance, depreciation of $27.5 million, stock-based compensation expense of $2.3 million and asset impairment charges totaling $1.3 million. Changes in operating assets included an $11.0 million increase in our trade accounts receivable, an $8.0 million decrease in other assets primarily due to lower prepaid aluminum, and a $4.6 million decrease in inventory. The changes in operating liabilities in 2011 included a $6.7 million increase in other liabilities, principally deferred tooling revenue.

Our principal investing activities during 2011 were the receipt of $21.7 million cash proceeds from maturing certificates of deposit, offset by the funding of $17.0 million of capital expenditures and the purchase of $4.9 million of certificates of deposit.  Investing activities during 2010 included the receipt of $36.1 million cash proceeds from maturing certificates of deposits, partially offset by the purchase of $22.1 million of certificates of deposit and the funding of $9.3 million of capital expenditures.

Financing activities during 2011 consisted of the payment of cash dividends on our common stock totaling $17.4 million, partially offset by the receipt of cash proceeds from the exercise of stock options totaling $4.5 million. Financing activities during 2010 consisted of the payment of cash dividends on our common stock totaling $17.1 million, partially offset by the receipt of cash proceeds from the exercise of stock options totaling $2.4 million.

2010 versus 2009

Our liquidity remained strong in 2010. Working capital of $311.1 million at December 31, 2010 included $151.6 million in total cash, cash equivalents and short-term investments. The current ratio at December 31, 2010 was 5.4:1 compared to 4.6:1 at December 31, 2009.

Net cash provided by operating activities increased $8.3 million to $30.6 million in 2010 from $22.3 million for the comparable period in 2009. The primary operating activities during 2010 included net income of $51.6 million and adjustments for non-cash expenses totaling $48.3 million, including depreciation of $29.1 million and deferred income taxes of $8.6 million, offset by changes in operating assets and liabilities totaling $69.3 million. Changes in operating assets included increases of $22.1 million in accounts receivable, $25.8 million in inventory, and $24.0 million in other assets, primarily prepaid aluminum, as our working capital requirements increased in 2010 to support the increase in customer orders. The changes in operating liabilities in 2010 included a $15.0 million decrease in non-current tax liabilities.

For 2009, the primary operating activities included a net loss of $94.1 million which was offset by favorable adjustments for non-cash expenses totaling $111.1 million, including depreciation of $30.8 million and increased deferred income taxes of $39.8 million, largely due to valuation allowance increases, and $24.8 million in equity in losses of Suoftec. Also in 2009, a $5.4 million change in operating assets and liabilities favorably impacted cash from operations principally due to a $24.1 million decrease in inventory somewhat offset by a $11.6 million increase in other assets due to increased prepaid aluminum.

Our principal investing activities during 2010 were the receipt of $36.1 million cash proceeds from maturing certificates of deposit, offset by the purchase of $22.1 million of certificates of deposit and the funding of $9.3 million of capital expenditures.  Investing activities during 2009 included the purchase of $47.5 million of certificates of deposit, and the funding of $8.5 million of capital expenditures, offset by the receipt of $11.5 million cash proceeds from maturing certificates of deposit.

Financing activities during 2010 consisted of the payment of cash dividends on our common stock totaling $17.1 million, partially offset by the receipt of cash proceeds from the exercise of stock options totaling $2.4 million. Financing activities during 2009 consisted of the payment of cash dividends on our common stock totaling $17.1 million.

Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, to changing commodity prices for the materials used in the manufacture of our products, and to development of new products.

We have operations in Mexico with sale and purchase transactions denominated in both pesos and dollars.  The peso is the functional currency of certain of our operations in Mexico. The settlement of accounts receivable and accounts payable transactions denominated in a non-functional currency results in foreign currency transaction gains and losses. In 2011, the value of the Mexican peso decreased by 12 percent in relation to the U.S. dollar.  For the years ended December 31, 2011, 2010 and 2009, we had foreign currency transaction losses of ($0.9) million, ($1.2) million, and ($0.8) million, respectively, which are included in other income (expense) in the Consolidated Statements of Operations in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

Since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of this change in value relative to our Mexico operations has resulted in a cumulative unrealized translation loss at December 31, 2011 of $61.4 million. Translation gains and losses are included in other comprehensive income (loss) in the Consolidated Statements of Shareholders' Equity in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

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

During 2010 and 2009, certain of these natural gas contracts no longer continued to qualify for the NPNS exemption because we could not take full delivery of the contracted quantities of natural gas under these contracts due to plant shutdowns and low levels of production caused by the sharp decline in our customers' requirements. In accordance with U.S. GAAP, the purchase commitments that no longer qualified for the NPNS exemption were accounted for as derivatives, with the changes in estimated fair value of these contracts being recorded in cost of sales in our statement of operations. The fair value measurements of our natural gas purchase commitments that were accounted for as derivatives were based on quoted market prices using the market approach and the fair values were determined using Level 1 inputs within the fair value hierarchy provided by U.S. GAAP. The amounts recorded for the natural gas purchase commitments that were accounted for as derivatives for each period were as follows:

Fiscal Year Ended December 31,	2010	2009
(Thousands of dollars)
Estimated fair value of remaining purchase commitments	$—	$5,639
Less: Remaining purchase commitments	—	(8,600)
Liability recorded in accrued expenses (1)	$—	$(2,961)

Gains (losses) recorded in cost of sales (1)	$1,903	$(2,465)
(1)  The natural gas purchase commitments accounted for as derivatives were settled or full delivery was taken by December 31, 2010. In the first quarter of 2010, settlement payments for natural gas purchase commitments related to closed facilities totaled $1.1 million.

Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of December 31, 2011 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

Contractual Obligations

Contractual obligations as of December 31, 2011 are as follows (amounts in millions):

	Payments Due by Fiscal Year
Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Natural gas contracts	$5.0	$—	$—	$—	$—	$—	$5
Retirement plans	1.3	1.4	1.5	1.5	1.5	50.5	57.7
Operating leases	1.4	1.1	1.1	0.7	—	—	4.3
Total	$7.7	$2.5	$2.6	$2.2	$1.5	$50.5	$67.0

The table above does not reflect unrecognized tax benefits of $33.1 million, the timing of which is uncertain.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no significant off-balance sheet arrangements.

Inflation

Inflation has not had a material impact on our results of operations or financial condition for the three years ended December 31, 2011. Wage increases have averaged 3 to 4 percent during this period and, as indicated above, cost increases of our principal raw material, aluminum, are passed through to our customers. However, cost increases for our other raw materials and for energy may not be similarly recovered in our selling prices. Additionally, the competitive global pricing pressures we have experienced recently are expected to continue, which may also lessen the possibility of recovering these types of cost increases.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to apply significant judgment in making estimates and assumptions that affect amounts reported therein, as well as financial information included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. These estimates and assumptions, which are based upon historical experience, industry trends, terms of various past and present agreements and contracts, and information available from other sources that are believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent through other sources. There can be no assurance that actual results reported in the future will not differ from these estimates, or that future changes in these estimates will not adversely impact our results of operations or financial condition. As described below, the most significant accounting estimates inherent in the preparation of our financial statements include estimates and assumptions as to revenue recognition, allowance for doubtful accounts, inventory valuation, amortization of preproduction costs, impairment of and the estimated useful lives of our long-lived assets and the fair value of stock-based compensation, as well as those used in the determination of liabilities related to self-insured portions of employee benefits, workers' compensation and general liability programs and deferred income taxes.

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

Preproduction Costs and Revenue Recognition Related to Long-Term Supply Arrangements - We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all preproduction engineering costs for which reimbursement is not contractually guaranteed by the customer or that are in excess of the contractually guaranteed reimbursement amount. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customer and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Changes in the facts and circumstances of individual wheel programs may accelerate the amortization of both the cost of the customer-owned tooling and the deferred tooling reimbursement revenues. Recognized tooling reimbursement revenues totaled approximately $8.3 million in 2011 and $10.0 million in both 2010 and 2009, and are included in net sales in the Consolidated Statements of Operations in Item 8 - Financial Statements and Supplementary Data of this Annual Report. The following tables summarize the unamortized customer-owned tooling costs included in our long-term other assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities:

December 31,	2011	2010
(Dollars in Thousands)
Unamortized Preproduction Costs
Preproduction costs	$42,118	$36,754
Accumulated amortization	(31,548)	(24,159)
Net preproduction costs	$10,570	$12,595

Deferred Tooling Revenue
Accrued expenses	$5,158	$5,491
Other non-current liabilities	2,401	2,384
Total deferred tooling revenue	$7,559	$7,875

Impairment of Long-Lived Assets and Investments - In accordance with U.S. GAAP, management evaluates the recoverability and estimated remaining lives of long-lived assets whenever facts and circumstances suggest that the carrying value of the assets may not be recoverable or the useful life has changed. See Note 15 - Impairment of Long-Lived Assets and Other Charges in Notes to Consolidated Financial Statements in Item 8 for further discussion of asset impairments.

When facts and circumstances indicate that there may have been a loss in value, management will also evaluate its cost and equity method investments to determine whether there was an other-than-temporary impairment. If a loss in the value of the investment is determined to be other than temporary, then the decline in value is recognized in earnings. See Note 6 - Investment in Unconsolidated Subsidiaries in Notes to Consolidated Financial Statements in Item 8 for further discussion of investment impairments.

Retirement Plans - Subject to certain vesting requirements, our unfunded retirement plan generally provides for a benefit based on final average compensation, which becomes payable on the employee's death or upon attaining age 65, if retired. The net periodic pension cost and related benefit obligations are based on, among other things, assumptions of the discount rate, future salary increases and the mortality of the participants. The net periodic pension costs and related obligations are measured using actuarial techniques and assumptions. See Note 9 - Retirement Plans in Notes to Consolidated Financial Statements in Item 8 for a description of these assumptions.

The following information illustrates the sensitivity to a change in certain assumptions of our unfunded retirement plans as of December 31, 2011. Note that these sensitivities may be asymmetrical, and are specific to 2011. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

The effect of the indicated increase (decrease) in selected factors is shown below (in thousands):

			Increase (Decrease) in:
			Projected Benefit
	Percentage		Obligation at	2012 Net Periodic
Assumption	Change		December 31, 2011	Pension Cost
Discount rate	+	1.0%	$(2,912)	$(238)
Rate of compensation increase	+	1.0%	$1,118	$193

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

Workers' Compensation and Loss Reserves - We self-insure any losses arising out of workers' compensation claims, workers' compensation accruals are based upon reported claims in process and actuarial estimates for losses incurred but not reported. Loss reserves, including incurred but not reported reserves, are estimated using actuarial methods and ultimate settlements may vary significantly from such estimates due to increased claim frequency or the severity of claims.

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

The effect on deferred taxes for a change in tax rates is recognized in income in the period that the tax rate change is enacted. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income tax assets when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe that the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material.

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

We account for our uncertain tax positions in accordance with U.S. GAAP. The purpose of this method is to clarify accounting for uncertain tax positions recognized. The U.S. GAAP method of accounting for uncertain tax positions utilizes a two-step approach to evaluate tax positions. Step one, recognition, requires evaluation of the tax position to determine if based solely on technical merits it is more likely than not to be sustained upon examination. Step two, measurement, is addressed only if a position is more likely than not to be sustained. In step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement with tax authorities. If a position does not meet the more likely than not threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the more likely than not standard is met, the issue is resolved with the taxing authority, or the statute of limitations expires. Positions previously recognized are derecognized when we subsequently determine the position no longer is more likely than not to be sustained. Evaluation of tax positions, their technical merits, and measurements using cumulative probability are highly subjective management estimates. Actual results could differ materially from these estimates.

Presently, we have not recorded a deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. These temporary differences may become taxable upon a repatriation of earnings from the subsidiaries or a sale or liquidation of the subsidiaries. During 2011, the company provided a provision for taxes for its European subsidiary, as a result of the repatriation of 2011 earnings and profits of approximately $0.1 million. At this time the company does not have any plans to repatriate additional income from its foreign subsidiaries.

New Accounting Standards

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency.    A significant portion of our business operations are conducted in Mexico. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities and, at December 31, 2011, we had not entered into any significant foreign exchange contracts.

During 2011, the Mexican peso to U.S. dollar exchange rate averaged was 12.41 pesos to $1.00. Based on the balance sheet at December 31, 2011, the value of net assets for our operations in Mexico was 1,035 million pesos. Accordingly, a 10 percent change in the relationship between the peso and the U.S. dollar may result in a translation impact of between $7.6 million and $9.3 million, which would be recognized in other comprehensive income (loss).

Our business requires us to settle transactions between currencies in both directions - i.e., peso to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” On a net basis our transaction flows were long on the peso in 2011. For the full year 2011, we incurred a $0.9 million net foreign exchange transaction loss related to the peso. Based on the current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances and there can be no assurances that the net transaction balance will not change significantly in the future.

Natural Gas Purchase Commitments.  When market conditions warrant, we enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as natural gas. However, under no circumstances do we enter into derivatives or other financial instrument transactions for speculative purposes. At December 31, 2011, we had several purchase commitments in place for the delivery of natural gas through 2012 for a total cost of $5.0 million. These fixed price natural gas contracts may expose us to higher costs that cannot be recouped in selling prices in the event that the market price of natural gas declines below the contract price.

Based on 2011, we consumed approximately 2.3 million Mcf of natural gas in our operations. As of December 31, 2011, we had fixed price natural gas purchase agreements for deliveries in 2012 of 960,000 Mcf.

See the section captioned "Risk Management" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion about the market risk we face.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Consolidated Financial Statements of Superior Industries International, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
 Superior Industries International, Inc.

We have audited the accompanying consolidated balance sheets of Superior Industries International, Inc. and subsidiaries (the "Company") as of December 25, 2011 and December 26, 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 25, 2011, December 26, 2010, and December 27, 2009. Our audits also included the financial statement schedule for the years then ended December 25, 2011, December 26, 2010, and December 27, 2009 listed in the Index at Item 15.  These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2011 and December 26, 2010, and the results of operations and cash flows for the years ended December 25, 2011, December 26, 2010, and December 27,2009 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 25, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2012, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte and Touche, LLP
Los Angeles, California
March 6, 2012

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Superior Industries International, Inc.

We have audited the internal control over financial reporting of Superior Industries International, Inc. and subsidiaries (the “Company”) as of December 25, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company has maintained effective internal control over financial reporting as of December 25, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of December 25, 2011 and December 26, 2010, and for the years ended December 25, 2011, December 26, 2010, and December 27, 2009, of the Company and our report dated March XX, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte and Touche LLP
Los Angeles, California
March 6, 2012

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

Fiscal Year Ended December 31,	2011	2010	2009
NET SALES	$822,172	$719,500	$418,846
Cost of sales	755,112	630,263	429,015
GROSS PROFIT (LOSS)	67,060	89,237	(10,169)
Selling, general and administrative expenses	25,888	28,285	22,645
Impairments of long-lived assets and other charges	1,337	1,153	11,804
INCOME (LOSS) FROM OPERATIONS	39,835	59,799	(44,618)

Loss on sale of unconsolidated affiliates	—	(4,110)	—
Interest income, net	1,101	1,604	2,155
Other income (expense), net	990	190	(792)

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY EARNINGS	41,926	57,483	(43,255)

Income tax benefit (provision)	$25,243	$(2,993)	$(26,047)
Equity in losses of unconsolidated affiliates	$—	$(2,847)	$(24,840)
NET INCOME (LOSS)	$67,169	$51,643	$(94,142)
EARNINGS (LOSS) PER SHARE - BASIC	$2.48	$1.93	$(3.53)
EARNINGS (LOSS) PER SHARE - DILUTED	$2.46	$1.93	$(3.53)

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

Fiscal Year Ended December 31,	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$187,795	$129,631
Short-term investments	5,126	21,922
Accounts receivable, net	119,895	116,726
Inventories	66,933	74,897
Income taxes receivable	4,950	1,221
Deferred income taxes, net	5,299	3,920
Assets held for sale	1,500	4,548
Other current assets	12,785	28,747
Total current assets	404,283	381,612
Property, plant and equipment, net	145,747	167,207
Investment in and advances to unconsolidated affiliate	4,725	4,500
Non-current deferred income taxes, net	16,795	—
Other non-current assets	21,681	19,123
Total assets	$593,231	$572,442

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,018	$30,230
Accrued expenses	39,532	40,308
Total current liabilities	68,550	70,538

Non-current income tax liabilities	33,102	33,049
Non-current deferred income tax liabilities, net	—	25,492
Other non-current liabilities	31,064	29,881
Commitments and contingent liabilities (Note 11)	—	—
Shareholders' equity:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 27,164,013 shares
(26,853,790 shares at December 31, 2010)	68,775	61,675
Accumulated other comprehensive loss	(65,600)	(55,722)
Retained earnings	457,340	407,529
Total shareholders' equity	460,515	413,482
Total liabilities and shareholders' equity	$593,231	$572,442

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share data)

	Common Stock		Accumulated Other
	Number of Shares	Amount	Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE AT FISCAL YEAR END 2008	26,668,440	$54,634	$(67,244)	$484,203	$471,593

Comprehensive income (loss):
Net loss	—	—	—	(94,142)	(94,142)
Other comprehensive income	—	—	10,668	—	10,668
Total comprehensive loss					(83,474)
Stock-based compensation expense	—	2,380	—	—	2,380
Tax impact of stock options	—	(160)	—	—	(160)
Cash dividends declared ($0.64 per share)	—	—	—	(17,067)	(17,067)
BALANCE AT FISCAL YEAR END 2009	26,668,440	56,854	(56,576)	372,994	373,272

Comprehensive income:
Net income	—	—	—	51,643	51,643
Other comprehensive income	—	—	854	—	854
Total comprehensive income					52,497
Stock options exercised	145,350	2,448	—	—	2,448
Restricted stock awards granted, net of forfeitures	40,000	—	—	—	—
Stock-based compensation expense	—	2,373	—	—	2,373
Cash dividends declared ($0.64 per share)	—	—	—	(17,108)	(17,108)

BALANCE AT FISCAL YEAR END 2010	26,853,790	61,675	(55,722)	407,529	413,482

Comprehensive income:
Net income	—	—	—	67,169	67,169
Other comprehensive loss	—	—	(9,878)	—	(9,878)
Total comprehensive income					57,291
Stock options exercised	286,973	4,546	—	—	4,546
Restricted stock awards granted, net of forfeitures	23,250	—	—	—	—
Stock-based compensation expense	—	2,251	—	—	2,251
Tax impact of stock options	—	303	—	—	303
Cash dividends declared ($0.64 per share)	—	—	—	(17,358)	(17,358)
BALANCE AT FISCAL YEAR END 2011	27,164,013	$68,775	$(65,600)	$457,340	$460,515

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Fiscal Year Ended December 31,	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$67,169	$51,643	$(94,142)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	27,538	29,093	30,779
Deferred income taxes	(38,704)	8,627	39,776
Loss on sale of unconsolidated affiliate	—	4,110	—
Equity in losses of unconsolidated affiliates	—	2,847	24,840
Impairments of long-lived assets and other charges	1,337	1,153	11,804
Stock-based compensation	2,251	2,373	2,380
Other non-cash items	595	55	1,528
Changes in operating assets and liabilities:
Accounts receivable	(11,016)	(22,136)	4,212
Inventories	4,609	(25,832)	24,064
Other assets	8,031	(23,961)	(11,616)
Accounts payable	(719)	5,488	(3,530)
Income taxes	(3,553)	7,713	(5,879)
Accrued expenses and other liabilities	6,654	4,448	5,035
Non-current tax liabilities	3,468	(15,043)	(6,924)
NET CASH PROVIDED BY OPERATING ACTIVITIES	67,660	30,578	22,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(16,961)	(9,313)	(8,484)
Proceeds from sales and maturities of investments	21,720	36,149	11,500
Purchase of investments	(4,924)	(22,094)	(47,465)
Purchase of unconsolidated affiliate	—	(4,500)	—
Proceeds from sale of unconsolidated affiliate	2,867	4,945	—
Proceeds from sales of fixed assets	1,659	406	885
Other	(680)	(447)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,681	5,146	(43,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(17,358)	(17,108)	(17,067)
Proceeds from exercise of stock options	4,546	2,448	—
Excess tax benefits from exercise of stock options	303	—	—
NET CASH USED IN FINANCING ACTIVITIES	(12,509)	(14,660)	(17,067)

Effect of exchange rate changes on cash	(668)	—	—

Net increase (decrease) in cash and cash equivalents	58,164	21,064	(38,304)

Cash and cash equivalents at the beginning of the period	129,631	108,567	146,871

Cash and cash equivalents at the end of the period	$187,795	$129,631	$108,567

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Presentation of Consolidated Financial Statements

The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All intercompany transactions are eliminated in consolidation. The equity method of accounting is used for investments in non-controlled affiliates in which the company's ownership ranges from 20 to 50 percent, or in instances in which the company is able to exercise significant influence but not control (such as representation on the investee's Board of Directors.) The carrying value of these equity investments is reported in long-term investments and the company's equity in net earnings of these investments is reported separately in the consolidated statements of operations.

We have made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) as delineated by the Financial Accounting Standards Board (FASB) in its Accounting Standards Codification (ASC). Generally, assets and liabilities that are subject to estimation and judgment include the allowance for doubtful accounts, inventory valuation, amortization of preproduction costs, impairment of and the estimated useful lives of our long-lived assets, self-insurance portions of employee benefits, workers' compensation and general liability programs, fair value of stock-based compensation and deferred income taxes. While actual results could differ, we believe such estimates to be reasonable.

Our fiscal year is the 52- or 53-week period ending generally on the last Sunday of the calendar year. The fiscal years 2011, 2010 and 2009 comprised the 52-week periods ended on December 25, 2011, December 26, 2010, and December 27, 2009, respectively. For convenience of presentation, all fiscal years are referred to as beginning as of January 1, and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, certificates of deposit and fixed deposits and money market funds with original maturities of three months or less. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these investments. Included in cash and cash equivalents are money market funds of $13.4 million and $18.2 million as of December 31, 2011 and 2010, respectively. Our money market funds are categorized as Level 1 in the fair value hierarchy with fair value measurements based on quoted prices in active markets for identical assets. Certificates of deposit and fixed deposits whose original maturity is greater than three months and is one year or less are classified as short-term investments and certificates of deposit and fixed deposits whose maturity is greater than one year at the balance sheet date are classified as non-current assets in our consolidated balance sheets. The purchase of any certificates of deposit or fixed deposits that are classified as short-term investments or non-current assets appear in the investing section of our consolidated statements of cash flows. At times throughout the year and at year-end, cash balances held at financial institutions were in excess of federally insured limits.

Restricted Deposits

We purchase certificates of deposit that mature within twelve months and are used to secure our workers’ compensation obligations and collateralize letters of credit securing our forward natural gas contracts.  At December 31, 2011 and 2010, certificates of deposit totaling $5.1 million and $5.2 million, respectively, were restricted in use and were classified as short-term investments on our consolidated balance sheets.

Non-Cash Investing Activities

During the years ended December 31, 2011, 2010 and 2009, an additional $0.4 million, $0.3 million and $1.3 million, respectively, of equipment had been purchased but not yet paid and are included in accounts payable in our consolidated balance sheets.

On June 18, 2010, we sold our 50-percent ownership interest in an unconsolidated affiliate, as described in Note 6 - Investments in Unconsolidated Affiliates. The total sales proceeds for our investment included cash of 4.0 million euros, or $4.9 million, which was received in the second quarter of 2010, and the balance of 3.0 million euro, or $3.8 million, which was subsequently received in machinery and equipment and cash. As of December 31, 2010, we had received equipment valued at 0.8 million euros and had a receivable in the amount of 2.2 million euros, or $2.9 million, which was collected in cash in 2011.

At December 31, 2011, we had a $1.7 million receivable for company executive life insurance policy proceeds.

Fair Values of Financial Instruments and Commitments

The company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.
The carrying amounts for cash and cash equivalents, investments in certificates of deposit, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short period of time until maturity. Fair values of our natural gas contracts that we accounted for as derivatives are discussed further in Note 11 - Commitments and Contingent Liabilities, and were based upon quoted market prices using the market approach on a recurring basis and were considered Level 1 inputs within the fair value hierarchy provided in accordance with U.S. GAAP.

Accounts Receivable

We maintain an allowance for doubtful accounts receivable based upon the expected collectability of all trade receivables. The allowance is reviewed continually and adjusted for amounts deemed uncollectible by management.

Inventories

Inventories, which are categorized as raw materials, work-in-process or finished goods, are stated at the lower of cost or market using the first-in, first-out method. When necessary, management uses estimates of net realizable value to record inventory reserves for obsolete and/or slow-moving inventory. Aluminum is the primary material component in our inventories. Our aluminum requirements are supplied from two primary vendors, each accounting for more than 10% of our aluminum purchases during 2011.

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

Preproduction Costs and Revenue Recognition Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all preproduction engineering costs for which reimbursement is not contractually guaranteed by the customer or are in excess of the contractually guaranteed reimbursement amount. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customer and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Changes in the facts and circumstances of individual wheel programs may accelerate the amortization of both the cost of customer-owned tooling and the deferred tooling reimbursement revenues. Recognized tooling reimbursement revenues, which totaled $8.3 million in 2011 and $10.0 million in both 2010 and 2009, are included in net sales in the consolidated statements of operations. The following tables summarize the unamortized customer-owned tooling costs included in our non-current other assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities:

December 31,	2011	2010
(Dollars in Thousands)
Unamortized Preproduction Costs
Preproduction costs	$42,118	$36,754
Accumulated amortization	(31,548)	(24,159)
Net preproduction costs	$10,570	$12,595

Deferred Tooling Revenue
Accrued expenses	$5,158	$5,491
Other non-current liabilities	2,401	2,384
Total deferred tooling revenue	$7,559	$7,875

Impairment of Long-Lived Assets and Investments

In accordance with the Property, Plant and Equipment Topic of the ASC, management evaluates the recoverability and estimated remaining lives of long-lived assets. The company reviews long-lived assets for impairment whenever facts and circumstances suggest that the carrying value of the assets may not be recoverable or the useful life has changed. See Note 15 - Impairment of Long-Lived Assets and Other Charges for further discussion of asset impairments.

When facts and circumstances indicate that there may have been a loss in value, management will also evaluate its cost and equity method investments to determine whether there was an other-than-temporary impairment. If a loss in the value of the investment is determined to be other than temporary, then the decline in value is recognized as a loss. See Note 6 - Investment in Unconsolidated Affiliates for further discussion of investment impairments.

Derivative Instruments and Hedging Activities

In order to hedge exposure related to fluctuations in foreign currency rates and the cost of certain commodities used in the manufacture of our products, we periodically may purchase derivative financial instruments such as forward contracts, options or collars to offset or mitigate the impact of such fluctuations. Programs to hedge currency rate exposure may address ongoing transactions including, foreign-currency-denominated receivables and payables, as well as, specific transactions related to purchase obligations. Programs to hedge exposure to commodity cost fluctuations would be based on underlying physical consumption of such commodity. At December 31, 2011 and 2010, we held no derivative financial instruments other than the natural gas contracts discussed below.

We enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, and other raw materials. Our natural gas contracts are considered to be derivatives instruments under US GAAP. However, upon entering into these contracts, we expect to fulfill our purchase commitments and take full delivery of the contracted quantities of natural gas during the normal course of business. Accordingly, under U.S. GAAP, these purchase contracts are not accounted for as a derivative because we typically qualify for the normal purchase normal sale exception under US GAAP, unless there is a change in the facts or circumstances that causes management to believe that these commitments would not be used in the normal course of business. See Note 11 - Commitments and Contingent Liabilities for additional information pertaining to these purchase commitments.

Foreign Currency Transactions and Translation

We have a wholly-owned foreign subsidiary with operations in Mexico. The functional currency for this subsidiary is the peso. This subsidiary had monetary assets and liabilities that were denominated in currencies that are different than its functional currency and are translated into the functional currency of the entity using the exchange rate in effect at the end of each accounting period. Any gains and losses recorded as a result of the remeasurement of monetary assets and liabilities into the functional currency are reflected as transaction gains and losses and included in other income (expense) in the consolidated statements of operations. For the three years ended December 31, 2011, 2010 and 2009 we had foreign currency transaction losses of ($0.9) million, ($1.2) million, and ($0.8) million, respectively, which are included in other income (expense) in the consolidated statements of operations. In addition, we have a minority investment in India and, until June 2010, an investment in Hungary accounted for under the equity method. The functional currency of our Indian investee is the Indian rupee and the functional currency of our Hungarian investee was the euro.

When our foreign subsidiaries and equity method investees translate their financial statements from the functional currency to the reporting currency, the balance sheet accounts are translated using the exchange rates in effect at the end of the accounting period and retained earnings is translated using historical rates. The income statement accounts are generally translated at the weighted average of exchange rates during the period and the cumulative effect of translation is recorded as a separate component of accumulated other comprehensive income (loss) in shareholders' equity, as reflected in Note 14 - Other Comprehensive Income (Loss). For our equity method investees, we record our proportionate share of the equity method investees cumulative effect of translation as a separate component of accumulated other comprehensive loss in shareholders' equity. The value of the Mexican peso decreased by 12 percent in relation to the U.S. dollar in 2011.

Revenue Recognition

Sales of products and any related costs are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Tooling reimbursement revenues related to initial tooling reimbursed by our customers are deferred and recognized over the expected life of the wheel program on a straight line basis, as discussed above.

Research and Development

Research and development costs (primarily engineering and related costs) are expensed as incurred and are included in cost of sales in the consolidated statements of operations. Amounts expensed during each of the three years in the period ended December 31, 2011, 2010 and 2009 were $5.3 million, $4.9 million, and $3.1 million, respectively.

Value-Added Taxes

Value-added taxes that are collected from customers and remitted to taxing authorities are excluded from sales and cost of sales.

Stock-Based Compensation

We account for stock-based compensation using the fair value recognition method in accordance with U.S. GAAP. We recognize these compensation costs net of the applicable forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three to four years. We estimate the forfeiture rate based on our historical experience. See Note - 12 Stock-Based Compensation for additional information concerning our share-based compensation awards.

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

The effect on deferred taxes for a change in tax rates is recognized in income in the period that the tax rate change is enacted. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income tax assets when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe that the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material.

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

Presently, we have not recorded a deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. These temporary differences may become taxable upon a repatriation of earnings from the subsidiaries or a sale or liquidation of the subsidiaries. During 2011, the company provided a provision for taxes for its European subsidiary, as a result of the repatriation of 2011 earnings and profits of approximately $0.1 million. At this time the company does not have any plans to repatriate income from its foreign subsidiaries.

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

Year Ended December 31,	2011	2010	2009
(Thousands of dollars, except per share amounts)
Basic Earnings (Loss) Per Share
Reported net income (loss)	$67,169	$51,643	$(94,142)
Weighted average shares outstanding	27,052	26,704	26,668
Basic earnings (loss) per share	$2.48	$1.93	$(3.53)

Diluted Earnings (Loss) Per Share
Reported net income (loss)	$67,169	$51,643	$(94,142)
Weighted average shares outstanding	27,052	26,704	26,668
Weighted average dilutive stock options	278	85	—
Weighted average shares outstanding - diluted	27,330	26,789	26,668
Diluted earnings (loss) per share	$2.46	$1.93	$(3.53)

The following potential shares of common stock were excluded from the diluted earnings per share calculations because they would have been anti-dilutive due to their exercise prices exceeding the average market prices for the respective periods: for the year ended December 31, 2011, options to purchase 1,456,440 shares at prices ranging from $21.72 to $43.22; for the year ended December 31, 2010, options to purchase 2,956,100 shares at prices ranging from $16.32 to $43.22; and for the year ended December 31, 2009, options to purchase 3,466,575 shares at prices ranging from $13.15 to $43.22 per share. Additionally, stock options to purchase 135,000 shares of common stock were excluded from the 2009 diluted earnings per share because they would have been anti-dilutive due to our net loss position.

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

NOTE 2 - BUSINESS SEGMENTS

The company's Chairman and Chief Executive Officer is the chief operating decision maker (CODM) because he has final authority over performance assessment and resource allocation decisions. The CODM evaluates both consolidated and disaggregated financial information for each of the company's business units in deciding how to allocate resources and assess performance. Each manufacturing facility manufactures the same products, ships product to the same group of customers, utilizes the same cast manufacturing process and as a result, production can generally be transferred amongst our facilities. Accordingly, we operate as a single integrated business and, as such, have only one operating segment - automotive wheels.

Year Ended December 31,	2011	2010	2009
(Thousands of dollars)
Net sales:
U.S.	$302,150	$254,387	$144,970
Mexico	520,022	465,113	273,876
Consolidated net sales	$822,172	$719,500	$418,846

December 31,		2011	2010
(Thousands of dollars)
Property, plant and equipment, net:
U.S.		$45,936	$44,382
Mexico		99,811	122,825
Consolidated property, plant and equipment, net		$145,747	$167,207

NOTE 3 - ACCOUNTS RECEIVABLE

December 31,	2011	2010
(Thousands of dollars)
Trade receivables	$114,811	$105,745
Receivable from sale of unconsolidated affiliate	—	2,867
Other receivables	5,423	9,097
	120,234	117,709
Allowance for doubtful accounts	(339)	(983)
Accounts receivable, net	$119,895	$116,726

The following percentages of our consolidated net sales were made to Ford, GM and Chrysler: 2011 - 35 percent, 30 percent and 11 percent; 2010 - 33 percent, 33 percent and 14 percent; and 2009 - 35 percent, 34 percent and 12 percent, respectively. These three customers represented 75 percent and 77 percent of trade receivables at December 31, 2011 and 2010, respectively.

NOTE 4 - INVENTORIES

December 31,	2011	2010
(Dollars in thousands)
Raw materials	$24,347	$13,414
Work in process	26,921	39,893
Finished goods	15,665	21,590
Inventories	$66,933	$74,897
At December 31, 2011, service wheel inventory included in other non-current assets in the consolidated balance sheets was $2.8 million.
NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

December 31,	2011	2010
(Dollars in thousands)
Land and buildings	$67,500	$71,757
Machinery and equipment	390,304	406,150
Leasehold improvements and others	8,274	8,332
Construction in progress	8,908	5,617
	474,986	491,856
Accumulated depreciation	(329,239)	(324,649)
Property, plant and equipment, net	$145,747	$167,207

The net book values of all assets available for sale, totaling $1.5 million at December 31, 2011 and $4.5 million at December 31, 2010, were removed from the respective fixed asset categories above and have been included in assets held for sale on the consolidated balance sheets. Depreciation expense was $27.5 million, $29.1 million and $30.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 6 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investment in Hungary
In 1995, we entered into a joint venture with Otto Fuchs Kg, based in Meinerzhagen, Germany (Otto Fuchs), to form Suoftec Light Metal Products Production & Distribution Ltd (Suoftec) to manufacture cast and forged aluminum wheels in Hungary principally for the European automobile industry. During the second quarter of 2010, we made a strategic decision to liquidate our investment in Suoftec and, on June 18, 2010, we sold our 50-percent ownership interest to our joint venture partner, Otto Fuchs. Total sales proceeds for our investment included cash of 4.0 million euros ($4.9 million) which was received in the second quarter of 2010, and an unconditional right to receive machinery and equipment from Suoftec valued up to 3.0 million euros ($3.8 million). As of December 31, 2010, we had received equipment valued at 0.8 million euros and had recorded a receivable in the amount of 2.2 million euros ($2.9 million) which was collected in cash in 2011. As of the date of sale, the net investment in Suoftec was $12.8 million, resulting in a loss on the sale of our investment of $4.1 million.

Being 50-percent owned and non-controlled, Suoftec was not consolidated, but was accounted for using the equity method of accounting. Included below are Suoftec's summary statements of operations through the date of sale in June 2010 and for the year ended December 31, 2009.

	Through Date of Sale in	Year Ended December 31,
Summary Statements of Operations	June 2010	2009
(Thousands of dollars)
Net sales	$39,456	$83,068
Cost of sales	43,347	100,418
Gross loss	(3,891)	(17,350)
Selling, general and administrative expenses	1,145	1,895
Impairment of long-lived assets	—	28,759
Loss from operations	(5,036)	(48,004)
Other expense, net	(1,089)	(1,046)
Loss before income taxes	(6,125)	(49,050)
Income tax benefit (provision)	3	(1,079)
Net loss	$(6,122)	$(50,129)
Fifty-percent share of Suoftec net loss	$(3,061)	$(25,065)
Intercompany profit elimination	214	225
Equity in losses of unconsolidated affiliate	$(2,847)	$(24,840)

Because Suoftec was also affected by similar deteriorating economic conditions impacting the European automotive industry in

2008 and 2009, management had tested the joint venture's long-lived assets for impairment at the end of each fiscal quarter in 2009 in accordance with U.S. GAAP. Due to the general decline in the European automotive industry, during the fourth quarter of 2009, the projected future shipments declined sharply compared to the projections prepared earlier in the year. The impairment analysis performed at the end of the year indicated that the estimated undiscounted future cash flows from the reduced projected shipments of our joint venture facility would not be sufficient to recover the carrying value of long-lived assets attributable to that facility. As a result, Suoftec recorded a $28.8 million pretax impairment charge against their long-lived assets reducing the carrying value of the asset grouping of $76.0 million to the asset grouping's fair value. We recorded our share of the charge, or $14.4 million, in our equity in losses of unconsolidated affiliates during the fourth quarter of 2009. The estimated fair value of the Suoftec asset group was determined using a discounted cash flow model with the resulting value compared with comparable valuation multiples and was determined using Level 3 inputs within the fair value hierarchy in accordance with U.S. GAAP.

Investment in India
On June 28, 2010, we executed a share subscription agreement (the "Agreement") with Synergies Casting Limited (Synergies), a private aluminum wheel manufacturer based in Visakhapatnam, India, providing for our acquisition of a minority interest in Synergies by the company. As of December 31, 2011, the total cash investment in Synergies amounted to $4.5 million, representing 12.6 percent of the outstanding equity shares of Synergies. The agreement provided for additional investments that would have increased our ownership to approximately 26 percent if certain conditions were met by Synergies. However, no additional investments were made as the conditions were not met by deadlines, as extended, during 2010 and 2011. At December 31, 2011, provisions requiring or providing for additional investment were expired. Additionally, we had the right on or before January 31, 2012, to have elected to cause Synergies to use reasonable efforts to sell within three months our equity shares at our cost, and if unsuccessful, we may have caused certain shareholders of Synergies to purchase our equity shares at our purchase cost within three months, however, we did not exercise these rights. Through September 22, 2011, the Agreement provided the company with rights to appoint a member to Synergies board of directors and veto powers over significant financial policy and operating decisions, and as a result of these provisions, we were able to exert significant influence over Synergies and accounted for this investment under the equity method.

Effective September 23, 2011, the Agreement was amended for certain events and to remove the company's rights to appoint a director and the veto powers over significant financial policy and operating decisions. As a result of the amendment, it was determined that the company no longer had the ability to exercise significant influence over Synergies' financial policies and operations, and that the equity method of accounting for our investment was no longer appropriate. Accordingly, effective with the amendment, the company began accounting for Synergies under the cost method of accounting on a prospective basis. Our proportionate share of Synergies operating results was immaterial from our original investment through September 23, 2011. During 2011, a group of existing equity holders, including the company, made a loan of $1.5 million to Synergies for working capital needs. The company's share of this unsecured advance was $450,000, to be repaid in twenty-four monthly installments beginning in October 2011 and bearing interest at seven percent per annum, payable quarterly. The terms and conditions of the loan were substantially the same for all equity holders involved in the transaction. Based upon our review of Synergies operating results, recent share issuances, and our review of the projected results, we do not believe there is an other-than-temporary impairment as of December 31, 2011.

NOTE 7 - INCOME TAXES

Year Ended December 31,	2011	2010	2009
(Thousands of dollars)
Income (loss) before income taxes and equity earnings:
Domestic	$35,569	$39,840	$(51,932)
International	6,357	17,643	8,677
	$41,926	$57,483	$(43,255)

The benefit (provision) for income taxes is comprised of the following:

Year Ended December 31,	2011	2010	2009
(Thousands of dollars)
Current taxes
Federal	$(6,421)	$(1,777)	$18,764
State	(310)	(1,144)	183
Foreign	(6,730)	8,555	(5,218)
Total current taxes	(13,461)	5,634	13,729
Deferred taxes
Federal	29,183	(6,961)	(35,154)
State	8,244	—	(400)
Foreign	1,277	(1,666)	(4,222)
Total deferred taxes	38,704	(8,627)	(39,776)

(Provision) benefit for income taxes:	$25,243	$(2,993)	$(26,047)

The following is a reconciliation of the United States federal tax rate to our effective income tax rate:

Year Ended December 31,	2011	2010	2009
Statutory rate - benefit (provision)	(35.0)%	(35.0)%	35%
State tax (provisions) benefit, net of federal income tax benefit	(0.4)	(5.6)	10.6
Permanent differences	1.6	0.3	(5.0)
Tax credits	1.5	1.5	0.1
Foreign income taxed at rates other than the statutory rate	1.0	(11.0)	1.4
Valuation allowance	100.9	40.1	(106.4)
Changes in tax liabilities, net	(5.8)	6.5	7.3
Other	(3.6)	(2.0)	(3.2)
Effective income tax rate	60.2%	(5.2)%	(60.2)%

Our effective income tax rate for 2011 was negative 60 percent. Our effective income tax rate differed from the U.S. federal tax rate of 35 percent during 2011 primarily due to the reversal of valuation allowances that benefited the income tax provision by $42.3 million. During the fourth quarter of 2011, we determined that it was more likely than not that our deferred tax assets would be realized in future periods and reversed the valuation allowances accordingly. Absent the reversal of the valuation allowances during 2011, our overall effective tax rate would have been 41 percent. The effective tax rate excluding the reversal of the valuation allowances was higher than the U.S. federal tax rate primarily due to the accrual of $3.1 million of additional interest and penalties on existing uncertain tax positions and state income taxes. In addition, during 2011 our operations in Mexico were not subject to the IETU tax regime and were subjected to regular income tax, causing a more normalized rate, absent the reversal of valuation allowances. The 2010 rate was favorably impacted by a net $3.7 million reduction in our tax liability caused by the benefit from a favorable outcome of a tax examination in Mexico which was partially offset by the reversal of related deferred tax assets and the accrual of additional interest and penalties on existing tax positions. The rate in 2010 was also favorably impacted by the utilization of net operating losses in the U.S. of $16 million, for which a valuation allowance had previously been provided. During 2010, our effective tax rate in Mexico was a net rate of 27 percent. The statutory tax rate in Mexico is 30 percent. Much like in the U.S. the effective rate was reduced by the net reversal of valuation allowance which had been provided against our net operating loss carryforward, but increased as a result of the company being subject to the IETU tax regime. Additionally, the overall effective rate was increased by the $4.1 million loss on the sale of our investment in Suoftec for which no tax benefit has been recorded. During 2009, our effective tax rate was primarily impacted by additional income tax expense of $46 million caused by increases in our valuation allowance. In addition, our effective tax rate during the period was impacted by permanent differences that remain relatively constant but that contributed to the overall effective tax rate due to fluctuating levels of income (loss) before income taxes and equity earnings.
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

Tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred liabilities at December 31, 2011 and 2010:

December 31,	2011	2010
(Thousands of dollars)
Deferred income tax assets:
Liabilities deductible in the future	$5,663	$7,736
Deferred compensation	13,785	16,156
Net loss carryforward	2,851	3,176
Tax credit carryforward	3,513	4,054
Financial and tax accounting differences associated with foreign operations	17,833	17,241
Other	3,362	3,931
Total before valuation allowances	47,007	52,294
Valuation allowances	—	(43,250)
Net deferred income tax assets	47,007	9,044
Deferred income tax liabilities:
Differences between the book and tax basis of property, plant and equipment	(24,913)	(30,616)
Deferred income tax liabilities	(24,913)	(30,616)
Net deferred income tax assets (liabilities)	$22,094	$(21,572)

As of December 31, 2011 we had approximately $22.1 million of net deferred tax assets. During the fourth quarter of 2011, we released valuation allowances carried against our net deferred tax assets in the U.S. based on an evaluation of current evidence and in accordance with our accounting policy. This release of the valuation allowance during 2011 resulted in a benefit of $42.3 million. In determining when to release the valuation allowance established against our U.S. net deferred income tax assets, we consider all available evidence, both positive and negative.  During 2011, we generated pre-tax income of $41.9 million, and in the fourth quarter of 2011 we achieved three years of cumulative pre-tax income. We also reached sustained profitability, which our accounting policy defines as two consecutive one year periods of pre-tax income. With further consideration given to, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of reversals of temporary differences, we concluded that it was more likely than not that our deferred tax assets would be realized.

As of December 31, 2010 we had approximately $21.6 million of net deferred tax liabilities in Mexico and the U.S. We had recorded a valuation allowance of $43.2 million against our net deferred tax assets at December 31, 2010, based on our assessment of our ability to utilize these deferred tax assets. At December 31, 2010 the valuation allowances related to all U.S. and state deferred tax assets, and foreign net operating loss ("NOL") carryforwards for which we had determined that it was more likely than not that a benefit would not be realized.

Realization of any of our deferred tax assets at December 31, 2011 is dependent on the company generating sufficient taxable income in the future. The determination of whether or not to record a full or partial valuation allowance on our deferred tax assets is a critical accounting estimate requiring a significant amount of judgment on the part of management. We perform our analysis on a jurisdiction by jurisdiction basis at the end of each reporting period.

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

Based on the weight of all available evidence discussed above, we concluded that the negative evidence outweighed the positive evidence as of the end of the first quarter of 2009 and that it was more likely than not that 1) the federal U.S. and state deferred tax assets, net of valuation allowances, would not be realized within the carryforward period and 2) the foreign NOL carryforwards would not be realized within the carryforward period. That was because, given our cumulative losses at that time, we could not look to projected operating results as a source of income. We, therefore, continued to establish full valuation allowances against those deferred tax assets that would be realized through the reversal of taxable temporary differences until the fourth quarter of 2011.

During 2010, the valuation allowances against our deferred tax assets decreased by $22.9 million to $43.2 million from $66.1 million at the end of 2009. Due to our increased profitability in 2010 as the automotive industry experienced a significant recovery, we were able to generate enough domestic taxable income to use our NOL carryforward from 2009 as well as reverse certain temporary items. Also in 2010, the carryback period for NOLs was extended from 2 years to 5 years, thereby allowing us to carryback our 2008 NOL in full to 2003. Therefore, the valuation allowance associated with these items was released during 2010.

Due to our continued profitability in 2011, along with the continued improvement in the automotive industry, we were able to generate enough domestic taxable income to use our state NOL carryforwards from 2010 as well as reverse certain temporary items. During 2011, we also generated foreign income which allowed us to use a portion of our foreign NOL carryforwards.

As of December 31, 2011, we have federal tax credit carryforwards of $2.7 million that begin to expire in 2014, and we have cumulative state NOL carryforwards of $58.1 million that begin to expire in 2016. Also, as of December 31, 2011, we have cumulative foreign NOL carryforwards of $0.1 million that begin to expire in 2017. We have $1.3 million of state tax credit carryforwards for 2011 and 2010 which begin to expire in 2014.

We have not provided for deferred income taxes or foreign withholding tax on basis differences in our non-U.S. subsidiaries of $124.4 million that result primarily from undistributed earnings the company has the intent and the ability to reinvest in its foreign operations. Determination of the deferred income tax liability on these basis differences is not reasonably estimable because such liability, if any, is dependent on circumstances existing if and when remittance occurs. During 2011, the company established a provision for taxes for its European subsidiary, as a result of the repatriation of 2011 earnings and profits of approximately $0.1 million.

We account for our uncertain tax positions in accordance with U.S. GAAP. A reconciliation of the beginning and ending amounts of these tax benefits for the three years ended December 31, 2011 is as follows:

Year Ended December 31,	2011	2010	2009
(Thousands of dollars)
Beginning balance	$13,555	$19,046	$28,568
Increases (decreases) due to foreign currency translations	(1,296)	633	1,002
Increases (decreases) as a result of positions taken during:
Prior period	176	924	-
Current period	353	-	-
Settlements with taxing authorities	—	(7,048)	(10,355)
Expiration of applicable statutes of limitation	(151)	—	(169)
Ending balance (1)	$12,637	$13,555	$19,046

(1) Excludes $20.4 million, $19.5 million and $27.6 million of potential interest and penalties associated with uncertain tax positions in 2011, 2010 and 2009, respectively.

Our policy regarding interest and penalties related to unrecognized tax benefits is to record interest and penalties as an element of income tax expense.  The cumulative amounts related to interest and penalties are added to the total unrecognized tax liabilities on the balance sheet.  Accordingly, the balance sheet at December 31, 2011 includes the unrecognized tax benefits, cumulative interest and penalties accrued on the liabilities totaling $33.1 million. During 2011, we accrued potential interest and penalties of $2.5 million and $0.6 million, respectively, related to unrecognized tax benefits. As of December 31, 2011, we have cumulative recorded liabilities for potential interest and penalties of $12.5 million and $7.9 million, respectively. Included in the unrecognized tax benefits of $33.1 million at December 31, 2011, was $15.3 million of tax benefit that, if recognized, would reduce our annual effective tax rate. Within the next twelve-month period ending December 31, 2012, we do not expect any of the unrecognized tax benefits to be recognized due to the expiration of certain statute of limitations or settlements with tax authorities, except as described below.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions. Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including Hungary, Mexico, the Netherlands, India, and the United States. We are no longer under examination of any U.S. federal, state and local income tax returns for years before 2009. On January 20, 2011, our 2008 U.S. federal income tax return examination was completed. Within the next twelve month period ending December 31, 2012, we do not expect any income tax examinations to be completed, except as described below.

On March 19, 2010, we received notification from Mexico's Tax Administration Service (Servicio de Administracion Tributaria, or "SAT") that the examination of the 2003 tax year of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary, had been completed. This subsidiary's 2004 and 2007 tax years are currently under examination by SAT, and we expect the 2004 audit to be completed in 2012. On February 21, 2012, we received a Tax Authority Disclosure Notice related to the 2004 audit, in which SAT has proposed certain adjustments related primarily to intercompany charges. We are currently evaluating those proposed adjustments, but if accepted, we do not anticipate the adjustments would result in a material change to our financial position. During the second quarter of 2010, we reorganized the legal structure of our Mexico operation from a buy-sell manufacturer to a consignment contract manufacturer. Effective January 1, 2011, tax laws were amended affecting the taxation of consignment contract manufacturers in Mexico, which would subject certain income already subject to U.S. federal income taxes to income taxes in Mexico. The January 1, 2011 tax law change has not had a significant impact on our 2011 tax provision.

Total income tax payments made were $15.8 million in 2011, $9.6 million in 2010 and $5.9 million in 2009.

NOTE 8 - LEASES AND RELATED PARTIES

We lease certain land, facilities and equipment under long-term operating leases expiring at various dates through 2016. Total lease expense for all operating leases amounted to $1.0 million in 2011, $1.7 million in 2010 and $3.2 million in 2009.

Our corporate office and former manufacturing and warehouse facility in Van Nuys, California were leased from the Louis L. Borick Trust and the Nita A. Borick Management Trust (the Trusts). The Trusts are controlled by Mr. Steven J. Borick, Chairman and Chief Executive Officer of the company, as sole trustee, and Nita A. Borick, Mr. L. Borick's former spouse, respectively. Due to the closure of our manufacturing and warehouse operations at our Van Nuys, California facility in June 2009, we entered into an amended lease in May 2010 of the office space occupied by our corporate office.

The current operating lease expires at the end of March 2015. There are two additional lease extension options of approximately five years each. The current annual lease payment is approximately $425 thousand. The facilities portion of the lease agreement requires rental increases every five years based upon the change in a specific Consumer Price Index. The next such adjustment will be as of July 1, 2012. The future minimum lease payments that are payable to the Trusts for the Van Nuys corporate office lease is $1.4 million. Total lease payments to these related entities were $0.4 million in 2011, $1.0 million in 2010 and $1.9 million for 2009.

The following are summarized future minimum payments under all leases. The table below contains the current annual lease payments of approximately $425 thousand for the corporate office facility through March 2015.

Year Ended December 31,	Operating Leases
(Thousands of dollars)
2012	$1,440
2013	1,086
2014	1,058
2015	679
2016	7
Thereafter	—
$4,270

NOTE 9 - RETIREMENT PLANS

We have an unfunded salary continuation plan covering our directors, officers and other key members of management. We purchase life insurance policies on certain participants to provide in-part for future liabilities. Cash surrender value of these policies, totaling $5.6 million and $6.4 million at December 31, 2011 and 2010, respectively, are included in other non-current assets in the company's consolidated balance sheets. Subject to certain vesting requirements, the plan provides for a benefit based on final average compensation, which becomes payable on the employee's death or upon attaining age 65, if retired. The plan was closed to new participants effective February 3, 2011. We have measured the plan assets and obligations of our salary continuation plan as of our fiscal year end for all periods presented.

The following table summarizes the changes in plan benefit obligations:

Year Ended December 31,	2011	2010
(Thousands of dollars)
Change in benefit obligation
Beginning benefit obligation	$22,132	$20,786
Service cost	295	583
Interest cost	1,294	1,267
Actuarial loss	2,785	428
Benefit payments	(1,016)	(932)
Ending benefit obligation	$25,490	$22,132

Year Ended December 31,	2011	2010
(Thousands of dollars)
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	1,016	932
Benefit payments	(1,016)	(932)
Fair value of plan assets at end of year	$—	$—

Funded Status	$(25,490)	$(22,132)

Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	$(1,282)	$(1,137)
Other non-current liabilities	(24,208)	(20,995)
Net amount recognized	$(25,490)	$(22,132)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$5,196	$2,433
Prior service cost	(1)	(1)
Net amount recognized, before tax effect	$5,195	$2,432

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.00%	6.00%
Rate of compensation increase	3.00%	3.00%

Components of net periodic pension cost are described in the following table:

Year Ended December 31,	2011	2010	2009
(Thousands of dollars)
Components of net periodic pension cost:
Service cost	$295	$583	$921
Interest cost	1,294	1,267	1,242
Contractual termination benefits	—	—	—
Amortization of actuarial loss	22	—	64
Net periodic pension cost	$1,611	$1,850	$2,227

Weighted average assumptions used to determine net periodic pension cost:
Discount rate	6.00%	6.25%	6.25%
Rate of compensation increase	3.00%	3.00%	3.00%

The decrease in the 2011 net periodic pension cost compared to the 2010 cost was primarily due to a decrease in the discount rate. The decrease in the 2010 net periodic pension costs compared to the 2009 cost was due to the termination of highly compensated unvested participants.

Benefit payments during the next ten years, which reflect applicable future service, are as follows:

Year Ended December 31,	Amount
(Thousands of dollars)

2012	$1,314
2013	$1,397
2014	$1,460
2015	$1,481
2016	$1,469
Years 2017 to 2021	$7,192

The following is an estimate of the components of net periodic pension cost in 2012:

Estimated Year Ended December 31,	2012
(Thousands of dollars)

Service cost	$249
Interest cost	1,242
Amortization of actuarial loss	268
Estimated 2012 net periodic pension cost	$1,759

Other Retirement Plans

We also have a contributory employee retirement savings plan (a 401k plan) covering substantially all of our employees. The employer contribution totaled $1.8 million, $1.3 million and $1.3 million for the three years ended December 31, 2011, 2010 and 2009, respectively.

Pursuant to the deferred compensation provision of his 1994 Employment Agreement (Agreement), Mr. Louis L. Borick, Founding Chairman and a Director of the company until his passing in November 2011, was paid an annual amount of $1.0 million in 26 equal payments for five years through 2009. Beginning in 2010, the Agreement called for this annual amount to be reduced to $0.5 million.

NOTE 10 - ACCRUED EXPENSES

December 31,	2011	2010
(Thousands of dollars)
Payroll and related benefits	$13,458	$11,608
Dividends	4,347	4,290
Taxes, other than income taxes	11,776	12,917
Current portion of executive retirement liabilities	1,282	1,631
Other	8,669	9,862
Accrued expenses	$39,532	$40,308

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

In order to hedge exposure related to fluctuations in foreign currency rates and the cost of certain commodities used in the manufacture of our products, we periodically may purchase derivative financial instruments such as forward contracts, options or collars to offset or mitigate the impact of such fluctuations. Programs to hedge currency rate exposure may address ongoing transactions including, foreign-currency-denominated receivables and payables, as well as, specific transactions related to purchase obligations. Programs to hedge exposure to commodity cost fluctuations would be based on underlying physical consumption of such commodity. At December 31, 2011 and 2010, we held no derivative financial instruments other than the natural gas contracts discussed below.

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

During 2010 and 2009, certain of these natural gas contracts no longer continued to qualify for the NPNS exemption because we could not take full delivery of the contracted quantities of natural gas under these contracts due to plant shutdowns and low levels of production caused by the sharp decline in our customers' requirements in prior years. In accordance with U.S. GAAP, the purchase commitments that no longer qualified for the NPNS exemption were accounted for as derivatives, with the changes in estimated fair value of these contracts being recorded in cost of sales in our Consolidated Statements of Operations. The fair value measurements of our natural gas purchase commitments that were accounted for as derivatives were based on quoted market prices using the market approach and the fair values were determined using Level 1 inputs within the fair value hierarchy provided by U.S. GAAP. The amounts recorded for the natural gas purchase commitments that were accounted for as derivatives for each period were as follows:

Fiscal Year Ended December 31,	2010	2009
(Thousands of dollars)
Estimated fair value of remaining purchase commitments	$—	$5,639
Less: Remaining purchase commitments	—	(8,600)
Liability recorded in accrued expenses (1)	$—	$(2,961)

Gains (losses) recorded in cost of sales (1)	$1,903	$(2,465)
(1)  The natural gas purchase commitments accounted for as derivatives were settled or full delivery was taken by December 31, 2010. In the first quarter of 2010, settlement payments for natural gas purchase commitments related to closed facilities totaled $1.1 million.

Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of December 31, 2011 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

NOTE 12 - STOCK BASED COMPENSATION

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

Restricted stock, or “full value” awards, vest ratably over no less than a three year period. Restricted shares are considered issued and outstanding at the date of grant; have the same dividend and voting rights as other outstanding common stock; are subject to forfeiture if employment terminates prior to vesting; and are expensed ratably over the vesting period. Dividends paid on the restricted shares are non-forfeitable. During 2011, we granted 29,250 shares of restricted stock, which vest ratably over a three-year period. During 2010, we granted 44,000 shares of restricted stock, which vest ratably over a four-year period.

We received cash proceeds of $4.5 million and $2.4 million from stock options exercised in 2011 and 2010, respectively. There were no stock options exercised in 2009. The total intrinsic value of options exercised was $1.9 million and $2.9 million, during the years ended December 31, 2011 and 2010, respectively. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options and upon the issuance of restricted stock awards. At December 31, 2011, there were 2.3 million shares available for future grants under this plan.

We have elected to adopt the alternative transition method for calculating the initial pool of excess tax benefits and to determine the subsequent impact of the tax effects of employee stock-based compensation awards that are outstanding on shareholders' equity and the consolidated statements of cash flows.

Stock option activity in 2011:

	Outstanding	Weighted Average Exercise Price	Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2010	3,605,175	$23.11
Granted	283,200	$21.02
Exercised	(286,973)	$15.84
Canceled	(85,950)	$17.43
Expired	(303,175)	$36.26
Balance at December 31, 2011	3,212,277	$22.49	5.6	$1,143,000

Options vested or expected to vest	3,037,961	$22.78	5.4	$974,000

Exercisable at December 31, 2011	2,270,027	$24.61	4.5	$230,000

Included in the total stock options outstanding at December 31, 2011, are 2.2 million options that were granted under prior stock option plans that have expired. The aggregate intrinsic value represents the total pretax difference between the closing stock price on the last trading day of the reporting period and the option exercise price, multiplied by the number of in-the-money options. This is the amount that would have been received by the option holders had they exercised and sold their options on that day. This amount varies based on changes in the fair market value of our common stock. The closing price of our common stock on the last trading day of our fiscal year was $16.62.

Stock options outstanding at December 31, 2011:

Range of Exercise Prices			Options Outstanding at 12/31/2011	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Options Exercisable at 12/31/2011	Weighted Average Exercise Price

$10.09	—	$15.75	494,875	7.68	$14.46	143,875	$15.13
$15.76	—	$17.63	679,225	6.09	$17.10	470,850	$17.42
$17.64	—	$20.63	460,350	7.02	$18.53	291,600	$18.26
$20.64	—	$22.24	584,877	5.67	$21.84	507,752	$21.84
$22.25	—	$28.92	498,500	4.93	$24.33	361,500	$25.00
$28.93	—	$43.22	494,450	1.83	$40.51	494,450	$40.51
			3,212,277	5.56	$22.49	2,270,027	$24.61

Restricted stock activity in 2011:

	Number of Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (in Years)
Balance at December 31, 2010	40,000	$16.46
Granted	29,250	$22.30
Vested	(10,000)	$16.46
Canceled	(6,000)	$19.00
Balance at December 31, 2011	53,250	$19.38	2.42

Stock-based compensation expense related to our equity incentive plans in accordance with U.S. GAAP was allocated as follows:

Year Ended December 31,	2011	2010	2009
(Thousands of dollars)
Cost of sales	$449	$445	$388
Selling, general and administrative expenses	1,802	1,928	1,992
Stock-based compensation expense before income taxes	2,251	2,373	2,380
Income tax benefit	(400)	—	—
Total stock-based compensation expense after income taxes	$1,851	$2,373	$2,380

As discussed in Note 7 – Income Taxes, we had previously provided valuation allowances on our U.S. deferred tax assets.  Consequently, the income tax benefit on our stock-based compensation expense in 2009 and 2010 was entirely offset by changes in valuation allowances.  There were no significant capitalized stock-based compensation costs at December 31, 2011 or 2010. As of December 31, 2011, there was $3.2 million of unrecognized stock-based compensation expense expected to be recognized related to unvested stock-based awards. That cost is expected to be recognized over a weighted-average period of 2.2 years.

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,	2011	2010	2009
Expected dividend yield (a)	3.9%	4.3%	3.7%
Expected stock price volatility (b)	37.8%	36.7%	37.3%
Risk-free interest rate (c)	2.7%	2.9%	3.0%
Expected option lives (d)	6.9 yrs	7.0 yrs	6.9 yrs
Weighted average grant date fair value of options granted during the period	$5.72	$4.07	$3.95

(a)	This assumes that cash dividends of $0.16 per share are paid each quarter on our common stock.

(b)	Expected volatility is based on the historical volatility of our stock price, over the expected term of the option.

(c)	The risk-free rate is based upon the rate on a U.S. Treasury note for the period representing the expected term of the option.

(d)	The expected term of the option is based on historical employee exercise behavior, a contractual life of ten years and employees' post-vesting employment termination behavior.

NOTE 13 - COMMON STOCK PURCHASE PROGRAMS

Since 1995, our Board of Directors has authorized several common stock repurchase programs totaling 8.0 million shares, under which we have repurchased approximately 4.8 million shares for approximately $130.9 million, or $27.16 per share. Under the latest authorization to repurchase up to 4.0 million shares, approved in March 2000, to date we have repurchased a total of 818,000 shares for a total cost of $26.9 million at an average cost per share of $32.82. All repurchased shares are immediately canceled and retired. There have been no stock repurchases since 2005. As of December 31, 2011, approximately 3.2 million additional shares can be repurchased under the current authorization.

NOTE 14 - OTHER COMPREHENSIVE INCOME (LOSS)

Components of other comprehensive income (loss) as reflected in the consolidated statements of shareholders’ equity are as follows:

Year Ended December 31,	2011	2010	2009
(Thousands of dollars)
Net foreign currency translation (losses) gains	$(9,133)	$5,997	$10,872

Realized loss on sale of investment in unconsolidated affiliate	—	(4,715)	—

Actuarial (losses) gains on pension obligation	(2,763)	(428)	907

Income tax benefit (provision)	2,018	—	(1,111)

Net actuarial losses on pension obligation	(745)	(428)	(204)

Other comprehensive (loss) income	$(9,878)	$854	$10,668

December 31,	2011	2010	2009
(Thousands of dollars)
Net accumulated foreign currency translation losses	$(62,423)	$(53,290)	$(54,572)

Accumulated actuarial losses on pension obligation	(5,195)	(2,432)	(2,004)

Income tax benefit	2,018	—	—

Net accumulated actuarial losses on pension obligation	(3,177)	(2,432)	(2,004)

Accumulated other comprehensive loss	$(65,600)	$(55,722)	$(56,576)

During the year 2011, the value of the Mexican peso decreased by 12 percent in relation to the U.S. dollar, resulting in a loss of $9.1 million in foreign currency translation adjustments related to our operations in Mexico. At December 31, 2011, cumulative unrealized foreign currency translation losses related to our operations in Mexico was $61.4 million.

NOTE 15 - IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER CHARGES

Due to the deteriorating financial condition of our major customers and other changes that occurred in the automotive industry during 2008 and 2009, we performed impairment analyses during those periods on all of our long-lived assets, and evaluated our assets held for sale for impairment in accordance with U.S. GAAP. We did not identify any indicators of impairment that would have required us to test our long-lived assets for impairment under U.S. GAAP, in 2010 or 2011.

During the second quarter of 2009, we ceased production at our Van Nuys, California facility resulting in the layoff of approximately 290 employees and, in 2008 we ceased production at our Pittsburg, Kansas facility. As a result of these plant shut-downs and the analyses of our long-lived assets, we recorded impairment charges related to the long-lived assets associated with facilities reducing the carrying value of certain assets at the facilities to their respective fair values. In addition, our long-lived asset impairment analyses conducted at the end of the first quarter of 2009 indicated that the long-lived assets associated with our Fayetteville, Arkansas plant were impaired due to the fact the estimated future undiscounted cash flows for the facility were not estimated to be sufficient to recover the carrying value of our long-lived assets associated with that facility. As a result, we recorded an impairment charge of $8.9 million during the first quarter of 2009 related to the long-lived assets associated with our Fayetteville, Arkansas facility reducing the carrying value of certain assets at this facility to their respective fair values.

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

The excess property, plant and equipment associated with the closed facilities that are being actively marketed for sale are included in assets held for sale. During 2011, 2010 and 2009, the estimated fair values of certain of these assets declined to an amount that was less than their respective book values, resulting in additional asset impairment charges of $1.3 million, $1.2 million and $2.9 million, during 2011, 2010 and 2009, respectively. The fair value of these assets has been determined based upon comparable sales information and with the assistance of independent third party appraisers and we have classified the inputs to the nonrecurring fair value measurement of these assets as being level 2 within the fair value hierarchy in accordance with U.S. GAAP. During 2011, impairment charges of $1.3 million related to our idle Pittsburg, Kansas and Johnson City, Tennessee facilities were recorded because the fair values were determined to be less than their remaining book values based on negotiations for the sales of the assets. On October 14, 2011, the company sold the Johnson City facility, including the land, building and all rights of way, to Mullican Flooring, LLC for $1.7 million, and the purchase price less commission and fees was collected in cash, consistent with the carrying value.

Below is a summary of the long-lived asset impairment charges discussed above:

Year Ended December 31,	2011	2010	2009
(Thousands of dollars)
Impairments of long-lived assets:
Net book value of asset group or asset tested	$—	$—	$18,234
Fair value of asset group	—	—	9,325
Impairment charges	$—	$—	$8,909

Assets Held for Sale:
Net book value of assets held for sale	$2,497	$5,701	$5,814
Fair value of assets	1,500	4,548	2,919
Impairment of assets held for sale	997	1,153	2,895
Impairment of assets sold during period	340	—	—
Impairment charges	$1,337	$1,153	$2,895

The cumulative restructuring charges associated with plant closures and workforce reductions caused by the general decline in the automotive industry totaled $21.2 million for both 2009 and 2010. The restructuring program was completed in 2010. Plant closure and related costs, including one-time termination benefits are included in the table below. All of the non-impairment costs were included in cost of sales, except for $0.3 million of termination benefits in 2009 that were included in selling, general and administrative expenses. One-time termination benefits were derived from the individual agreements with each employee and were accrued ratably over the requisite service period. There were no restructuring charges in 2011. The following table summarizes the expenses, payments and resulting liabilities that were included in accrued expenses for one-time termination benefits and other plant closure related costs:

Year Ended December 31,	2010	2009
(Thousands of dollars)
Beginning liability balance	$2,471	$107
One-time termination benefit expenses	—	5,066
Other plant closure costs	2,109	13,990
Total expenses	2,109	19,056
Payments	(4,580)	(16,692)
Ending liability balance	$—	$2,471

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

(Thousands of dollars, except per share amounts)

	First	Second	Third	Fourth
Year 2011	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$189,534	$208,734	$207,057	$216,847	$822,172
Gross profit	$16,877	$19,547	$12,575	$18,061	$67,060
Impairment of long-lived assets and other charges (Note 15)	$—	$340	$—	$997	$1,337
Income from operations	$10,185	$12,853	$5,968	$10,829	$39,835
Income before income taxes and equity earnings	$11,167	$13,645	$5,124	$11,990	$41,926
Income tax (provision) benefit	$(3,113)	$1,055	$(896)	$28,197	$25,243
Net income	$8,054	$14,700	$4,228	$40,187	$67,169
Income per share:
Basic	$0.30	$0.54	$0.16	$1.48	$2.48
Diluted	$0.29	$0.53	$0.16	$1.48	$2.46
Dividends declared per share	$0.16	$0.16	$0.16	$0.16	$0.64

(1) The fourth quarter of 2011 includes the income tax benefit of the release of valuation allowances established in prior years against our deferred tax assets.

	First	Second	Third	Fourth
Year 2010	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$150,196	$194,562	$183,712	$191,030	$719,500
Gross profit	$12,628	$27,892	$19,718	$28,999	$89,237
Impairment of long-lived assets and other charges (Note 15)	$—	$—	$150	$1,003	$1,153
Income from operations	$6,402	$20,569	$11,381	$21,447	$59,799
Income before income taxes and equity earnings	$6,084	$16,252	$12,601	$22,546	$57,483
Income tax (provision) benefit	$4,173	$(4,674)	$(2,204)	$(288)	$(2,993)
Equity earnings (losses) (Note 6)	$(1,358)	$(1,489)	$—	$—	$(2,847)
Net income	$8,899	$10,089	$10,397	$22,258	$51,643
Income per share:
Basic	$0.33	$0.38	$0.39	$0.83	$1.93
Diluted	$0.33	$0.38	$0.39	$0.82	$1.92
Dividends declared per share	$0.16	$0.16	$0.16	$0.16	$0.64

(1) The first quarter of 2010 includes the benefit of previously unrecognized tax benefits totaling $10.4 million related to the termination of certain tax examinations during that period.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 25, 2011. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 25, 2011, our disclosure controls and procedures were effective.

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

Management performed an assessment of the effectiveness of the company's internal control over financial reporting as of December 25, 2011 based upon criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 25, 2011 based on the criteria in the Internal Control -- Integrated Framework issued by COSO.

In our 10-K filing for the fiscal year ending December 26, 2010, management had reported that we did not maintain effective controls over the reconciliation and classification of cash and cash equivalents and short-term investments. The company had fixed deposits, with original maturity dates greater than three months and less than or equal to one year, which were not reconciled and presented correctly on the financial statements. The company did not have adequate controls in place to reconcile and ensure the proper classification of these fixed deposits. Additionally, management had reported we did not maintain effective controls over the completeness, accuracy and valuation of the accounting for and disclosure of income taxes. Specifically, the company did not maintain a sufficient combination of knowledge, experience, training and management process, to ensure the income tax provision and related taxes payable and deferred tax liabilities were properly prepared and reconciled at our international operations. These control deficiencies could result in the misstatement of the aforementioned accounts and disclosures that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management had determined that these control deficiencies constituted material weaknesses.

Remediation Steps to Address the Material Weaknesses

As part of our continuing evaluation of and improvement of the effectiveness of our internal control over financial reporting, we have taken the following measures to remediate the material weaknesses described above.

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

As it relates to maintaining effective control over the accounting for and disclosure of income taxes, we have remediated this material weakness. We had previously reported that part of our remediation efforts would be to implement a specialized tax reporting software that will reduce the risk of computational errors, provide improved process stability, and facilitate separate computation and recording of tax provisions for our U.S. and international entities. Although we are currently in the process of implementing this new tax software, we have established and tested other key tax internal controls that have remediated the material weakness prior to completing the software implementation. The key remediation related controls we implemented and tested as operating effectively include: (a) specialized training on accounting and financial reporting for income taxes provided to both accounting and tax personnel in both the U.S. and international entities; (b) revised and improved computational schedules to determine and support book/tax differences; (c) additional balance sheet reconciliation procedures for tax accounts; (d) increased the scope and level of detail of the review of foreign income tax reporting; and (e) designed and implemented improved higher-level analytical reviews. While we will continue to further refine and improve our process for the accounting and disclosure of income taxes using tools such as the new software described previously, we have determined that the key controls listed in steps (a)-(e) above have successfully remediated our material weakness in this area.

The effectiveness of the company's internal control over financial reporting as of December 25, 2011 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended December 25, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed above in the Management's Report on Internal Control Over Financial Reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth herein, the information required by this Item is incorporated by reference to our 2012 Annual Proxy Statement.

Executive Officers - The names of corporate executive officers as of fiscal year end who are not also Directors are listed at the end of Part I of this Annual Report.  Information regarding executive officers who are Directors is contained in our 2012 Annual Proxy Statement under the caption “Election of Directors.”  Such information is incorporated herein by reference.  With the exception of the Chief Executive Officer (CEO), all executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors.  For a description of the CEO’s employment agreement, see “Employment Agreements” in our 2012 Annual Proxy Statement, which is incorporated herein in reference.

Code of Ethics - Included on our website, www.supind.com, under “Investor,” is our Code of Conduct, which, among others, applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Copies of our Code of Conduct are available, without charge, from Superior Industries International, Inc., Shareholder Relations, 7800 Woodley Avenue, Van Nuys, CA 91406.

ITEM 11 - EXECUTIVE COMPENSATION

Information relating to Executive Compensation is set forth under the captions “Compensation of Directors” and “Compensation Discussion and Analysis” in our 2012 Annual Proxy Statement, which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is set forth under the caption “Voting Securities and Principal Holders” in our 2012 Annual Proxy Statement.  Also see Note 12- Stock Based Compensation in Notes to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information related to Certain Relationships and Related Transactions is set forth under the captions, “Election of Directors” and “Transactions with Related Persons,” in our 2012 Annual Proxy Statement, and in Note 8 - Leases and Related Parties in Notes to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information related to Principal Accountant Fees and Services is set forth under the caption “Audit Fees,” “Audit Related Fees” and “Tax Fees” in our 2012 Annual Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	Financial Statements: See the “Index to the Consolidated Financial Statements and Financial Statement Schedule” in Item 8 of this Annual Report.

2.	Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2011, 2010 and 2009

3.	Exhibits

2.1	Agreement dated June 14, 2010 between the Registrant and Otto Fuchs Kg (Incorporated by reference to Exhibit 2.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)

2.2
Sale and Purchase Agreement dated June 14, 2010 between the Registrant and Otto Fuchs Kg (Incorporated by reference to Exhibit 2.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)

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

10.4.1	1993 Stock Option Plan of the Registrant (Incorporated by reference to Exhibit 28.1 to Registrant’s Form S-8 filed June 10, 1993, as amended. Registration No. 33-64088.) *

10.4.2	2003 Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit 99.1 to Registrant's Form S-8 dated July 28, 2003. Registration No. 333-107380.) *

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

10.10
Employment letter between the Registrant and Kerry A. Shiba, Senior Vice President and Chief Financial Officer (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended September 26, 2010)*

10.11
Form of Notice of Grant and Restricted Stock Agreement pursuant to Registrant's 2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8‑K filed May 20, 2010)*

10.12
Second Amendment to Sublease Agreement dated April 1, 2010 by and among The Louis L. Borick Trust and The Nita Borick Management Trust and Registrant (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed March 25, 2010)*

10.13	2010 Employee Incentive Plan of the Registrant (Incorporated b1 to Registrant’s Annual0.14 Report on Form 10-K for the year ended December 31, 2010)

10.14
Services Agreement dated May 23, 2007 between the Registrant and Louis L. Borick (Incorporated by reference to Exhibit 10315 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.15	Superior Industries International, Inc. Annual Incentive Performance Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 24, 2011)

10.16	Superior Industries International, Inc. CEO Annual Incentive Performance Plan (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated March 24, 2011)*

10.17
Executive Employment Agreement, effective December 31, 2010, by and between Superior and Steven J. Borick. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated March 24, 2011)*

10.18	Superior Industries International, Inc. Executive Change in Control Severance Plan (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated March 24, 2011)*

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

                                                                                                                                          Schedule II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(Thousands of dollars)

		Additions
	Balance at Beginning of Year	Charge to Costs and Expenses	Other Comprehensive Income (Loss)	Deductions From Reserves	Balance at End of Year
2011
Allowance for doubtful accounts	$983	$22	-	$(666)	$339
Inventory reserves	$3,912	$71	-	$(385)	$3,598
Valuation allowances for deferred tax assets	$43,250		$(955)	$(42,295)	$—
2010
Allowance for doubtful accounts	$486	$504	-	$(7)	$983
Inventory reserves	$3,766	$506	-	$(360)	$3,912
Valuation allowances for deferred tax assets	$66,143	-	$132	$(23,025)	$43,250
2009
Allowance for doubtful accounts	$3,128	$485	-	$(3,127)	$486
Inventory reserves	$2,232	$1,719	-	$(185)	$3,766
Valuation allowances for deferred tax assets	$19,357	$46,028	$758	-	$66,143

S-1

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

By	/s/ Steven J. Borick	March 6, 2012
Steven J. Borick
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Steven J. Borick	Chairman, Chief Executive Officer and President	March 6, 2012
Steven J. Borick	(Principal Executive Officer)

/s/ Kerry A. Shiba	Executive Vice President and Chief Financial Officer	March 6, 2012
Kerry A. Shiba	(Principal Financial Officer)

/s/ Mike Nelson	Vice President and Corporate Controller	March 6, 2012
Mike Nelson	(Principal Accounting Officer)

/s/ Margaret S. Dano	Lead Director	March 6, 2012
Margaret S. Dano

/s/ Sheldon I. Ausman	Director	March 6, 2012
Sheldon I. Ausman

/s/ Philip W. Colburn	Director	March 6, 2012
Philip W. Colburn

/s/ V. Bond Evans	Director	March 6, 2012
V. Bond Evans

/s/ Michael J. Joyce	Director	March 6, 2012
Michael J. Joyce

/s/ Francisco S. Uranga	Director	March 6, 2012
Francisco S. Uranga

/s/ Timothy McQuay	Director	March 6, 2012
Timothy McQuay