Form 10-Q
period 2012-03-25
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2012-04-27
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2012

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
Yes  ☐    No  ☑

Number of shares of no par value common stock outstanding as of April 20, 2012: 27,190,838

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Condensed Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	March 25, 2012	March 27, 2011
NET SALES	$202,457	$189,534
Cost of sales	185,349	172,657
GROSS PROFIT	17,108	16,877
Selling, general and administrative expenses	6,885	6,692
INCOME FROM OPERATIONS	10,223	10,185
Interest income, net	300	291
Other income (expense), net	341	691
INCOME BEFORE INCOME TAXES	10,864	11,167
Provision for income taxes	(4,131)	(3,113)
NET INCOME	$6,733	$8,054
INCOME PER SHARE - BASIC	$0.25	$0.30
INCOME PER SHARE - DILUTED	$0.25	$0.29
DIVIDENDS DECLARED PER SHARE	$0.16	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 25, 2012	March 27, 2011

Net income	$6,733	$8,054
Other comprehensive income (loss), net of tax:
Foreign currency translation gain	2,337	2,495
Defined benefit pension plan:
Amortization of amounts resulting from changes in actuarial assumptions	66	—
Tax benefit	(26)	—
Pension changes, net of tax	40	—
Other comprehensive income (loss), net of tax	2,377	2,495
Comprehensive Income	$9,110	$10,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	March 25, 2012	December 25, 2011
ASSETS
Current assets:
Cash and cash equivalents	$193,157	$187,795
Short term investments	4,799	5,126
Accounts receivable, net	127,142	119,895
Inventories	69,126	66,933
Income taxes receivable	1,993	4,950
Deferred income taxes, net	5,999	5,299
Assets held for sale	1,500	1,500
Other current assets	11,332	12,785
Total current assets	415,048	404,283
Property, plant and equipment, net	150,182	145,747
Investment in and advances to unconsolidated affiliate	4,639	4,725
Non-current deferred income taxes, net	14,104	16,795
Non-current assets	22,983	21,681
Total assets	$606,956	$593,231

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,795	$29,018
Accrued expenses	41,854	39,532
Total current liabilities	72,649	68,550

Non-current income tax liabilities	37,222	33,102
Other non-current liabilities	30,957	31,064
Commitments and contingencies (Note 15)	—	—
Shareholders' equity:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 27,189,588 shares
(27,164,013 shares at December 25, 2011)	69,627	68,775
Accumulated other comprehensive loss	(63,223)	(65,600)
Retained earnings	459,724	457,340
Total shareholders' equity	466,128	460,515
Total liabilities and shareholders' equity	$606,956	$593,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 25, 2012	March 27, 2011
NET CASH PROVIDED BY OPERATING ACTIVITIES	$9,981	$32,598

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(4,288)	(4,098)
Proceeds from life insurance policy	1,726	—
Proceeds from sales and maturities of investments	335	4,068
Purchase of investments	(8)	(1,373)
Collection of amounts receivable from sale of unconsolidated affiliate	—	805
Loan to unconsolidated affiliate	—	(450)
Premiums paid for life insurance	—	(109)
Other	56	29
NET CASH USED IN INVESTING ACTIVITIES	(2,179)	(1,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,347)	(4,319)
Proceeds from exercise of stock options	367	1,522
NET CASH USED IN FINANCING ACTIVITIES	(3,980)	(2,797)

Effect of exchange rate changes on cash	1,540	—

Net increase in cash and cash equivalents	5,362	28,673

Cash and cash equivalents at the beginning of the period	187,795	129,631

Cash and cash equivalents at the end of the period	$193,157	$158,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock		Accumulated Other
	Number of Shares	Amount	Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 25, 2011	27,164,013	$68,775	$(65,600)	$457,340	$460,515
Comprehensive income:
Net income	—	—	—	6,733	6,733
Other comprehensive income (loss), net of tax	—	—	2,377	—	2,377
Stock options exercised	24,575	367	—	—	367
Issuance of restricted stock, net of forfeitures	1,000	—	—	—	—
Stock-based compensation expense	—	485	—	—	485
Cash dividends declared ($0.16 per share)	—	—	—	(4,349)	(4,349)
Balance at March 25, 2012	27,189,588	$69,627	$(63,223)	$459,724	$466,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Notes to Condensed Consolidated Financial Statements
March 25, 2012
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

Ford Motor Company (Ford), General Motors Company (GM), Chrysler Group LLC (Chrysler), Nissan Motor Company (Nissan) and Toyota Motor Corporation (Toyota) were our customers individually accounting for more than 10 percent of our consolidated wheel sales in the first quarter of 2012 and together represented approximately 93 percent and 92 percent of our total wheel sales during the first quarter of 2012 and 2011, respectively. We also manufacture aluminum wheels for BMW, Subaru, Mitsubishi and Volkswagen.  The loss of all or a substantial portion of our sales to Ford, GM, Chrysler, Nissan or Toyota would have a significant adverse impact on our operating results and financial condition. This risk is partially mitigated by our long-term relationships with these OEM customers and our supply arrangements which are generally for multi-year periods.

The North American market for automobiles and light-duty trucks (including SUV's and crossover vehicles) has experienced rather pronounced cyclicality over recent years. Beginning with the third quarter of 2008, the automotive industry was negatively impacted by the continued dramatic shift away from full-size trucks and SUVs caused by continuing high fuel prices, rapidly rising commodity prices and the tightening of consumer credit due to the then deteriorating financial markets. Despite the improvement in the U.S. automotive industry since the latter part of 2009, vehicle production levels still remain below historical high points. There can be no guarantee that the improvements in recent years will be sustained or that reductions from current production levels will not occur in future periods.  Vehicle demand is subject to many unpredictable factors such as changes in the general economy, gasoline prices, consumer credit availability and interest rates.  Demand for aluminum wheels can be further affected by other factors, including pricing and performance comparisons to competitive materials such as steel.  Finally, the demand for our products is influenced by shifts of market share between vehicle manufacturers and the specific market penetration of individual vehicle platforms being sold by our customers.

While we historically have had long-term relationships with our customers and our supply arrangements generally are for multi-year periods, maintaining such long-term arrangements on terms acceptable to us has become increasingly difficult. Despite recovery of the market for our products since the latter part of 2009, global competitive pricing pressures continue to affect our business negatively as our customers maintain and/or further develop alternative supplier options. Increasingly global procurement practices, the pace of new vehicle introduction and demand for price reductions may make it more difficult to maintain long-term supply arrangements with our customers, and there are no guarantees that we will be able to negotiate supply arrangements on terms acceptable to us in the future.

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

The raw materials used in producing our products are readily available and are obtained through numerous suppliers with whom we have established trade relations. In late December 2011, a significant supplier of aluminum informed us of a large decline in production rates of a smelter that has been our largest single source of purchased aluminum during both 2011 and 2010. The production decline has been caused by a labor issue that has continued for several months and remains unresolved. While there have been no interruptions in our aluminum supply, and we anticipate being able to source aluminum requirements to meet our expected level of production in 2012, it currently is not clear whether we will incur any negative cost consequences resulting from our supplier's production cutbacks. We procure other raw materials through numerous suppliers with whom we have established trade relationships.

Note 2 – Presentation of Condensed Consolidated Financial Statements

During interim periods, we follow the accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended December 25, 2011 and apply appropriate interim financial reporting standards for a fair statement of our operating results and financial position in conformity with accounting principles generally accepted in the United States of America, as codified by the Financial Accounting Standards Board (FASB) in the Accounting Standards Codification (ASC) (referred to herein as U.S. GAAP), as indicated below.  Users of financial information produced for interim periods in 2012 are encouraged to read this Quarterly Report on Form 10-Q in conjunction with our consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (SEC) in our 2011 Annual Report on Form 10-K.

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

We use a 4-4-5 convention for our fiscal quarters, which are thirteen week periods generally ending on the last Sunday of each calendar quarter.  We refer to these thirteen week fiscal periods as “quarters” throughout this report.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated income statements for the thirteen week periods ended March 25, 2012 and March 27, 2011, (ii) the condensed consolidated statements of comprehensive income for the thirteen week periods ended March 25, 2012 and March 27, 2011, (iii) the condensed consolidated balance sheets at March 25, 2012 and December 25, 2011, (iv) the condensed consolidated statements of cash flows for the thirteen week periods ended March 25, 2012 and March 27, 2011, and (v) the condensed consolidated statement of shareholders’ equity for the thirteen week periods ended March 25, 2012 and March 27, 2011. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP.  The condensed consolidated balance sheet, included in this report, as of December 25, 2011 was derived from our 2011 audited financial statements, but does not include all disclosures required by U.S. GAAP.

New Accounting Pronouncement

In June 2011, the FASB modified the presentation of comprehensive income in the financial statements. The revised standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and must be applied retrospectively. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The revised standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The modification of the standard did not have an effect on our consolidated results of operations and financial position, when adopted, on December 26, 2011.

Note 3 – Investment in Unconsolidated Affiliate

Investment in India

On June 28, 2010, we executed a share subscription agreement (the Agreement) with Synergies Casting Limited (Synergies), a private aluminum wheel manufacturer based in Visakhapatnam, India, providing for our acquisition of a minority interest in Synergies. As of March 25, 2012, the total cash investment in Synergies amounted to $4.5 million, representing 12.6 percent of the outstanding equity shares of Synergies. Through September 22, 2011, the Agreement provided the company with rights to appoint a member to the Synergies board of directors and veto powers over significant financial policy and operating decisions, and as a result of these provisions, we were able to exert significant influence over Synergies and accounted for this investment under the equity method.

Effective September 23, 2011, the Agreement was amended for certain events and removed the company's rights to appoint a director and its veto powers over significant financial policy and operating decisions. As a result of the amendment, it was determined that the company no longer had the ability to exercise significant influence over Synergies' financial policies and operations, and that the equity method of accounting for our investment was no longer appropriate. Accordingly, effective with the amendment, the company began accounting for Synergies under the cost method of accounting on a prospective basis. Our proportionate share of Synergies operating results was immaterial from our original investment through September 23, 2011. During 2011, a group of existing equity holders, including the company, made a loan of $1.5 million to Synergies for working capital needs. The company's share of this unsecured advance was $450,000, with terms including repayment over twenty-four months, and bearing interest at seven percent per annum, payable quarterly. The principal balance as of March 25, 2012 was $398,000.

Note 4 – Impairment of Long-Lived Assets and Assets Held for Sale

The excess property, plant and equipment associated with a closed facility that is being actively marketed for sale is included in assets held for sale. During 2011, the estimated fair value of the remaining assets declined to $1.5 million which was less than the book value of $2.5 million, resulting in an additional asset impairment charge of $1.0 million in the fourth quarter of 2011. The fair value of these assets was determined based upon comparable sales information and with the assistance of independent third party appraisers and we have classified the inputs to the nonrecurring fair value measurement of these assets as being level 2 within the fair value hierarchy in accordance with U.S. GAAP. During 2011, the company completed the sale of the idle Johnson City, Tennessee facility for $1.7 million, and the purchase price less commission and fees was collected in cash, consistent with the carrying value.

Note 5 – Stock-Based Compensation

Our 2008 Equity Incentive Plan authorizes us to issue up to 3.5 million shares of common stock as incentive and non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants. No more than 100,000 shares may be used under the plan as “full value” awards, which include restricted stock and performance units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  At March 25, 2012, there were 2.2 million shares available for future grants under this plan. Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options granted under this plan require no less than a three year ratable vesting period.

During the first quarters of 2012 and 2011, we granted options for a total of 128,000 and 135,000 shares, respectively.  The weighted average fair values at the grant dates for options issued during the first quarters of 2012 and 2011 were $5.43 and $5.23 per option, respectively. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the first quarters of 2012 and 2011, respectively: (i) dividend yield on our common stock of 3.7 percent and 4.1 percent; (ii) expected stock price volatility of 41.3 percent and 37.4 percent; (iii) a risk-free interest rate of 1.4 percent and 2.8 percent; and (iv) an expected option term of 6.9 and 7.0 years.  During the first quarter of 2012, the number of stock options exercised totaled 24,575 and 33,000 options were canceled. During the first quarter of 2011, stock options totaling 84,700 were exercised, and 15,000 options were canceled.

During the first quarter of 2012, we also granted restricted shares, or “full value” awards, totaling 1,750 shares that vest ratably over no less than three years. The fair values of each issued restricted share on the dates of grant averaged $18.37. Restricted share awards, which are subject to forfeiture if employment terminates prior to the shares vesting, are expensed ratably over the vesting period. Shares of restricted stock are considered issued and outstanding shares at the date of grant and have the same dividend and voting rights as other common stock. Dividends paid on the restricted shares are non-forfeitable if the restricted shares do not ultimately vest.

Stock-based compensation expense related to our unvested stock options and restricted share awards was allocated as follows:

(Dollars in thousands)	Thirteen Weeks Ended
	March 25, 2012	March 27, 2011
Cost of sales	$92	$101
Selling, general and administrative expenses	393	460
Stock-based compensation expense before income taxes	485	561
Income tax benefit	$(91)	—
Total stock-based compensation expense after income taxes	$394	$561

As discussed in Note 9 – Income Taxes, we had previously provided valuation allowances on our U.S. deferred tax assets.  Consequently, the income tax benefit on our stock-based compensation expense in the first quarter of 2011 was entirely offset by changes in valuation allowances.  As of March 25, 2012, a total of $3.3 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.1 years.  There were no significant capitalized stock-based compensation costs at March 25, 2012 and December 25, 2011.

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

(Dollars in thousands)	Thirteen Weeks Ended
Net sales:	March 25, 2012	March 27, 2011
U.S.	$81,656	$66,464
Mexico	120,801	123,070
Consolidated net sales	$202,457	$189,534

Property, plant and equipment, net:	March 25, 2012	December 25, 2011
U.S.	$46,431	$45,936
Mexico	103,751	99,811
Consolidated property, plant and equipment, net	$150,182	$145,747

Note 7 – Pre-Production Costs Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customer and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Recognized tooling reimbursement revenues included in net sales in the condensed consolidated income statements totaled $2.1 million and $2.5 million for the thirteen weeks ended March 25, 2012 and March 27, 2011, respectively. The following table summarizes the unamortized customer-owned tooling costs included in our non-current assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities.

(Dollars in Thousands)	March 25, 2012	December 25, 2011
Unamortized Preproduction Costs
Preproduction costs	$44,046	$42,118
Accumulated depreciation	(33,184)	(31,548)
Net preproduction costs	$10,862	$10,570

Deferred Tooling Revenues
Accrued expenses	$4,726	$5,158
Other non-current liabilities	2,135	2,401
Total deferred tooling revenues	$6,861	$7,559

Note 8 – Income Per Share

In accordance with U.S. GAAP, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share includes the dilutive effect of outstanding stock options calculated using the treasury stock method.

The computation of diluted earnings per share does not include stock option awards that were outstanding and anti-dilutive (i.e., including such awards would result in higher earnings per share), since the exercise prices of these awards exceeded the average market price of the company’s common stock during the respective periods.  For the thirteen week periods ended March 25, 2012 and March 27, 2011, 2.0 million and 1.8 million shares issuable under outstanding stock options were excluded from the computations, respectively.  Summarized below are the calculations of basic and diluted earnings per share.

(In thousands, except per share amounts)	Thirteen Weeks Ended
	March 25, 2012	March 27, 2011
Basic Income Per Share:
Reported net income	$6,733	$8,054
Basic income per share	$0.25	$0.30
Weighted average shares outstanding - Basic	27,170	26,870

Diluted Income Per Share:
Reported net income	$6,733	$8,054
Diluted income per share	$0.25	$0.29
Weighted average shares outstanding	27,170	26,870
Weighted average dilutive stock options	157	441
Weighted average shares outstanding - Diluted	27,327	27,311

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

During the fourth quarter of 2011, we determined that it was more likely than not that our deferred tax assets would be realized in future periods and reversed the valuation allowances carried against our net deferred tax assets in the U.S. In determining when to release the valuation allowances, we considered all available evidence, both positive and negative.  Consistent with our policy, the valuation allowance against our U.S. net deferred income tax assets was not reversed until such time as we had generated three years of cumulative pre-tax income and had reached sustained profitability in the U.S., which we define as two consecutive one year periods of pre-tax income, which occurred in the fourth quarter of 2011.

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

The income tax provision for the thirteen weeks ended March 25, 2012 was $4.1 million, which was an effective income tax rate of 38 percent. The effective tax rate was unfavorably affected by the impact of changes in our tax liabilities for uncertain tax positions, partially offset by favorable impacts of foreign income taxed at rates other than our U.S. statutory rate and foreign tax credits.

The income tax provision on income before income taxes for the thirteen weeks ended March 27, 2011 was $3.1 million, which was an effective income tax rate of 28 percent. The effective tax rate was affected both downwards and upwards by several factors.  The rate was favorably impacted by foreign tax and research and development credits. Partially offsetting these items was a provision for foreign taxes and state taxes and deferred tax items including changes in foreign tax rates. In addition, taxable income generated in the first quarter of 2011 allowed us to utilize certain net operating loss carryforwards. The valuation allowance was reduced by approximately $2.5 million during the first quarter of 2011 to $40.8 million from $43.3 million at December 26, 2010.

Within the next twelve month period ending March 31, 2013, we do not expect any income tax examinations to be completed, except as described below. During the first quarter of 2012, the liability for uncertain tax positions increased by $4.1 million to $37.2 million, from $33.1 million at December 25, 2011. This increase primarily resulted from a $2.4 million increase due to foreign currency translation and $1.7 million of interest and penalties which were recognized in income tax expense.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Mexico, the Netherlands, India and the United States.  We are no longer under examination by any taxing authority regarding any U.S. federal, state and local income tax returns for years before 2009. Mexico's Tax Administration Service (SAT) is currently examining the 2004 and 2007 tax years of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary, and we expect the 2004 audit to be completed in 2012. On February 21, 2012, we received a Tax Authority Disclosure Notice related to the 2004 audit, in which SAT has proposed certain adjustments related primarily to intercompany charges. We are currently providing responses to SAT regarding the notice, however, if the adjustments were accepted, we do not anticipate the adjustments would result in a material change to our financial position.

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

Restricted Deposits

We purchase certificates of deposit with maturity dates that expire within twelve months that are used to secure our workers’ compensation obligations and collateralize letters of credit securing our forward natural gas contracts in Mexico.  At March 25, 2012 and December 25, 2011, certificates of deposit totaling $4.8 million and $5.1 million, respectively, which were restricted in use, were classified as short-term investments on our condensed consolidated balance sheets.

Note 11 – Accounts Receivable

(Dollars in thousands)
	March 25, 2012	December 25, 2011
Trade receivables	$123,624	$114,811
Other receivables	3,954	5,423
	127,578	120,234
Allowance for doubtful accounts	(436)	(339)
Accounts receivable, net	$127,142	$119,895

Note 12 – Inventories

(Dollars in thousands)
	March 25, 2012	December 25, 2011
Raw materials	$19,007	$24,347
Work in process	31,267	26,921
Finished goods	18,852	15,665
Inventories	$69,126	$66,933

Service wheel inventory included in other non-current assets in the condensed consolidated balance sheets was $3.8 million and $2.8 million at March 25, 2012 and December 25, 2011, respectively.

Note 13 – Property, Plant and Equipment

(Dollars in thousands)
	March 25, 2012	December 25, 2011
Land and buildings	$70,393	$67,500
Machinery and equipment	406,309	390,304
Leasehold improvements and others	8,356	8,274
Construction in progress	7,413	8,908
	492,471	474,986
Accumulated depreciation	(342,289)	(329,239)
Property, plant and equipment, net	$150,182	$145,747

Depreciation expense was $6.6 million and $7.0 million for the thirteen weeks ended March 25, 2012 and March 27, 2011, respectively.

Note 14 – Retirement Plans

We have an unfunded supplemental executive retirement plan covering certain officers, key members of management and our non-employee directors.  Subject to certain vesting requirements, the plan provides for retirement benefits based on the average of the final thirty-six months of base salary.  Such benefits become payable upon the employee's death or upon attaining age sixty-five, if retired.  The benefits are paid biweekly and continue for the retiree’s remaining life or for a minimum of ten years. The plan was closed to new participants effective February 3, 2011.

For the thirteen weeks ended March 25, 2012, payments to retirees or their beneficiaries totaled approximately $284,000.  We presently anticipate benefit payments in 2012 to total approximately $1.3 million.  The following table summarizes the components of net periodic pension cost for the first quarters of 2012 and 2011.

(Dollars in thousands)	Thirteen Weeks Ended
	March 25, 2012	March 27, 2011
Service cost	$61	$74
Interest cost	304	323
Net amortization	66	6
Net periodic pension cost	$431	$403

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican peso, the value of which increased by 7 percent in relation to the U.S. dollar in the first quarter of 2012.  Foreign currency transaction gains in the first quarter of 2012 totaled $0.2 million compared to $0.3 million in the comparable period a year ago.  All transaction gains and losses are included in other income (expense) in the condensed consolidated income statements.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at March 25, 2012 of $59.0 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. At March 25, 2012 we have several purchase commitments in place for the delivery of natural gas through 2012 for a total cost of $3.8 million. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale (NPNS) exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of March 25, 2012 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

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

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the company, which could cause actual results to differ materially from such statements and from the company's historical results and experience.  The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in the automotive industry, including the financial condition of our OEM customers and changes in consumer preferences for end products, fluctuations in production schedules for vehicles for which we are a supplier, increased global competitive pressures and pricing pressures, our dependence on major customers and third party suppliers and manufacturers, our ongoing ability to achieve cost savings and other operational improvements, our ability to introduce new products to meet our customers' demand in a timely manner, the impact on our relationship with customers and our market position due to limitations in our manufacturing capacity, increased repair and maintenance costs and costs to replace machinery and equipment on an accelerated basis due to continued operation of our plants at near full capacity levels, our exposure to foreign currency fluctuations, increasing fuel and energy costs, regulatory changes and other factors or conditions described in Item 1A - Risk Factors in Part I of our 2011 Annual Report on Form 10-K and from time to time in our future reports filed with the Securities and Exchange Commission.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto and with the audited Consolidated Financial Statements, notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report on Form 10-K.

Executive Overview

Overall North American production of passenger cars and light trucks in the first quarter of 2012 was reported by industry publications as being up by approximately 17 percent versus the comparable period a year ago, with production of passenger cars increasing 23 percent and production of light trucks and SUVs increasing 13 percent.  The North American market for automobiles and light-duty trucks (including SUVs and crossover vehicles) has experienced rather pronounced cyclicality over recent years. Production levels of the U.S. automotive industry for the first quarter of 2012 reached 3.9 million vehicles, the highest level since the second quarter of 2007. Prior to the industry downturn in 2008, several years of high levels of North American vehicle production were attributable to many factors, including general economic conditions and consumer access to credit, that contributed to a trend of consistent and relatively strong market activity. Recent North American production levels continue to improve as the economy and low consumer interest rates are generally supportive of market growth and, in addition, the continuing increase in the average age of vehicles on the road appears to be contributing to higher rates of vehicle replacement. In 2011, the average age of an automobile in the U.S. reached 10.8 years, a new record according to Polk Automotive Research.

Net sales in the first quarter of 2012 increased $13.0 million, or 7 percent, to $202.5 million from $189.5 million in the comparable period a year ago.  Wheel sales in the first quarter of 2012 increased $13.1 million, or 7 percent, to $200.1 million from $187.0 million in the comparable period a year ago. Wheel unit shipments increased to 3.1 million from 2.8 million a year ago.  Gross profit in the first quarter of 2012 was $17.1 million, or 8.5 percent of net sales, compared to $16.9 million, or 8.9 percent of net sales, in the comparable period a year ago.  Net income for the first quarter of 2012 was $6.7 million, or $0.25 per diluted share, compared to net income in the first quarter of 2011 of $8.1 million, or $0.29 per diluted share.

Despite the benefit of higher unit sales volume, our operating performance continues to reflect the negative impact of pricing pressure.  While we continue to focus on programs to reduce costs through improved operational and procurement practices, global pricing pressures and negative changes in product mix have occurred at a rate comparatively faster than our progress on achieving cost reductions.  This comparison partially reflects what often can be the time-consuming nature of developing and implementing operational cost reduction programs.  Other cost increases, such as for unhedged natural gas requirements and raw materials which are not adjusted for in our product pricing agreements, also may occur in the future and have a negative impact on our future operating results, financial condition and cash flows.

Results of Operations

(Dollars in thousands, except per share amounts)
	Thirteen Weeks Ended
Selected data	March 25, 2012	March 27, 2011
Net sales	$202,457	$189,534
Gross profit	$17,108	$16,877
Percentage of net sales	8.5%	8.9%
Income from operations	$10,223	$10,185
Percentage of net sales	5.0%	5.4%
Net income	$6,733	$8,054
Percentage of net sales	3.3%	4.2%
Diluted income per share	$0.25	$0.29

Net Sales

Net sales in the first quarter of 2012 increased $13.0 million, or 7 percent, to $202.5 million from $189.5 million in the comparable period a year ago.  Wheel sales in the first quarter of 2012 increased $13.1 million, or 7 percent, to $200.1 million from $187.0 million in the comparable period a year ago. The unit volume of wheels shipped increased 11 percent, while the average unit selling price decreased 3 percent to $65.58 per wheel in the current year period from $67.81 per wheel in the first quarter of 2011. A change in average aluminum price, which we generally pass through to our customers, and a weakening in the Mexican peso were the primary drivers of the 3 percent decrease in the average selling price of our wheels. Unit shipments increased to most customers, most significantly to GM, Chrysler, Ford and Toyota, with only minor decreases in shipments to Mitsubishi and Subaru.  Tooling reimbursement revenues totaled $2.1 million in the first quarter of 2012 and $2.5 million in the comparable period of 2011.

U.S. Operations
Net sales of our U.S. operations in the first quarter of 2012 increased $15.2 million, or 23 percent, to $81.7 million from $66.5 million in the comparable period a year ago. The increase in sales in the first quarter of 2012 primarily reflects a 33 percent increase in unit shipments partially offset by a decrease in the average selling price resulting from a decrease in the pass-through price of aluminum and the mix of wheel sizes and specialty finishes sold.

Mexico Operations
Net sales of our Mexico operations in the first quarter of 2012 decreased $2.2 million, or 2 percent, to $120.8 million from $123.0 million in the comparable period a year ago.  The decrease in revenues in the first quarter of 2012 is primarily attributable to a 2 percent decrease in the average selling price due principally to the decrease in the pass-through price of aluminum and a weakening in the Mexican peso.

Customer Comparisons
As reported by industry publications, North American production of passenger cars and light trucks in the first quarter of 2012 was up approximately 17 percent compared to the comparable quarter in the previous year, while our wheel shipments increased 11 percent when comparing the periods.  The increase of North American vehicle production included an increase of 23 percent for passenger cars and an increase of 13 percent for light trucks and SUVs. During the comparable period, our shipments of passenger car wheels increased by 11 percent while light truck wheel shipments increased by 12 percent.

OEM unit shipment composition by customer was as follows:

	Thirteen Weeks Ended
	March 25, 2012	March 27, 2011
Ford	31%	32%
General Motors	30%	30%
Chrysler	12%	10%
International customers	27%	28%
Total	100%	100%

At the customer level, shipments in the first quarter of 2012 to Ford increased 9 percent compared to the comparable period a year ago, as light truck and SUV wheel shipments increased 12 percent and shipments of passenger car wheels increased 3 percent.  At the program level, the major unit shipment increases were for the Taurus, Flex, Explorer, F-Series trucks, Expedition and Edge.

Shipments to GM in the first quarter of 2012 increased 11 percent compared to the first quarter of 2011, as passenger car wheel shipments increased 24 percent and light truck and SUV wheel shipments increased 8 percent.  The major unit shipment increases to GM were for the GMT 900 platform vehicles and Chevrolet’s Malibu and Impala.

Shipments to Chrysler in the first quarter of 2012 increased 26 percent compared to the first quarter last year, as shipments of passenger car wheels increased 29 percent and light truck and SUV wheels increased 25 percent.  The major unit shipment increases to Chrysler were for the Jeep Grand Cherokee and Dodge's Journey and Avenger, which were partially offset by unit shipment decreases in the Dodge Ram Truck and Nitro.

Shipments to international customers in the first quarter of 2012 increased 9 percent compared to the first quarter of 2011, as shipments of passenger car wheels increased 10 percent and shipments of light truck and SUV wheels increased 8 percent.  At the program level, major unit shipment increases to international customers were for Nissan's Maxima, Toyota's Camry and Tacoma, and the BMW X3, partially offset by unit shipment decreases for Nissan's Sentra.

Gross Profit

Consolidated gross profit increased $0.2 million for the first quarter of 2012 to $17.1 million, or 8.5 percent of net sales, compared to $16.9 million, or 8.9 percent of net sales, for the comparable period a year ago.  The slight decline in gross profit margin in the first quarter 2012 as compared to the same period last year primarily reflects a negative change in product mix. The increase in unit sales volume caused us to continue to operate at full capacity during the quarter, and incur higher levels of manufacturing costs. While higher labor costs in the first quarter of 2012 also reflected the increase in unit volume when compared to the first quarter of last year, productivity measured in terms of wheels produced per labor hour increased 17 percent in the current year. Certain other factory costs, such as repairs, maintenance and supplies were also higher in 2012 than in the prior year. The first quarter of 2011 results were affected by longer periods of scheduled plant maintenance shutdowns and unexpected production curtailments due to inclement weather during the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2012 increased $0.2 million to $6.9 million, or 3 percent of net sales, from $6.7 million, or 4 percent of net sales, for the comparable period in 2011.  The 2012 period included increases in certain professional fees and depreciation expense, somewhat offset by lower labor and fringe benefit costs.

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

Consolidated income from operations includes our U.S. and international operations (principally our wheel manufacturing operations in Mexico), and certain costs that are not allocated to a specific operation.   These unallocated expenses include corporate services that are primarily incurred in the U.S. but are not charged directly to our international operations, such as selling, general and administrative expenses, engineering services for wheel program development and manufacturing support, environmental and other governmental compliance services.

Consolidated income from operations for both the first quarter of 2012 and 2011 was $10.2 million, or 5 percent of net sales for each period.  Income from our Mexican operations increased $4.6 million, while income from our U.S. operations decreased $3.9 million, when comparing the first quarter of 2012 to the comparable period in 2011.

U.S. Operations

Operating income from our U.S. operations in the first quarter of 2012 decreased by $3.9 million compared to the first quarter last year.  Our U.S. operations during both periods consisted of two wheel plants located in Arkansas.  Although income from our U.S operations in the first quarter of 2012 reflects a 33 percent increase in unit shipments, this improvement was more than offset by a negative change in product mix and higher operating costs which caused gross margin to decline from 6 percent of sales in 2011 to near break-even gross margin in the first quarter of 2012. Consistent high capacity utilization at our plants to meet continued high volume customer demand has strained personnel and factory resources. The decline in operating income reflects an increase in plant labor costs of 25 percent caused by higher headcount and increases in overtime costs and contract labor, as well as a $1.0 million increase in medical claim costs for the 2012 quarter compared to 2011. Plant repair, maintenance and supply costs also increased $2.3 million in the first quarter of 2012, compared to the first quarter last year.

Mexico Operations
Income from operations for our Mexico operations increased by $4.6 million in the first quarter of 2012 compared to the first quarter of 2011.  Mexico operations during both periods consisted of three wheel plants.  Income from our Mexico operations reflects an 11 percent increase in unit shipments and an increase in gross profit margins from 13 percent to 17 percent in the first quarter of 2012 as compared to the first quarter last year. During the first quarter of 2012, plant labor and benefit costs were unchanged while wheels produced per labor hour increased 28 percent, when compared to the first quarter last year.

U.S. versus Mexico Production
During the first quarter of 2012, wheels produced by our Mexico and U.S. operations accounted for 62 percent and 38 percent, respectively, of our total production.  We anticipate that the percentage of production in Mexico will remain between 60 percent and 65 percent of our total production for the remainder of 2012.

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

During the fourth quarter of 2011, we determined that it was more likely than not that our deferred tax assets would be realized in future periods and reversed the valuation allowances carried against our net deferred tax assets in the U.S. In determining when to release the valuation allowances, we considered all available evidence, both positive and negative.  Consistent with our policy, the valuation allowance against our U.S. net deferred income tax assets was not reversed until such time as we had generated three years of cumulative pre-tax income and had reached sustained profitability in the U.S., which we define as two consecutive one year periods of pre-tax income, which occurred in the fourth quarter of 2011.

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

The income tax provision for the thirteen weeks ended March 25, 2012 was $4.1 million, which was an effective income tax rate of 38 percent. The effective tax rate was unfavorably affected by the impact of changes in our tax liabilities for uncertain tax positions, partially offset by favorable impacts of foreign income taxed at rates other than our statutory rate and foreign tax credits.

The income tax provision on income before income taxes for the thirteen weeks ended March 27, 2011 was $3.1 million, which was an effective income tax rate of 28 percent. The rate was favorably impacted by foreign tax and research and development credits. Partially offsetting these items was a provision for foreign taxes and state taxes and deferred tax items including changes in foreign tax rates. In addition, taxable income generated in the first quarter of 2011 allowed us to utilize certain net operating loss carryforwards. The valuation allowance was reduced by approximately $2.5 million during the first quarter of 2011 to $40.8 million from $43.3 million at December 26, 2010.

Within the next twelve month period ending March 31, 2013, we do not expect any income tax examinations to be completed, except as described below. During the first quarter of 2012, the liability for uncertain tax positions increased by $4.1 million, from $33.1 million at December 25, 2011. This increase primarily resulted from a $2.4 million increase due to foreign currency translation and $1.7 million of interest and penalties which were recognized in income tax expense.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Mexico, the Netherlands, India and the United States.  We are no longer under examination by any taxing authority regarding any U.S. federal, state and local income tax returns for years before 2009. Mexico's Tax Administration Service (SAT) is currently examining the 2004 and 2007 tax years of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary, and we expect the 2004 audit to be completed in 2012. On February 21, 2012, we received a Tax Authority Disclosure Notice related to the 2004 audit, in which SAT has proposed certain adjustments related primarily to intercompany charges. We are currently providing responses to SAT regarding the notice, however, if the adjustments were accepted, we do not anticipate the adjustments would result in a material change to our financial position.

Net Income

Net income in the first quarter of 2012 was $6.7 million, or $0.25 per diluted share, compared to net income of $8.1 million, or $0.29 per diluted share, in the first quarter of 2011.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity include cash, cash equivalents and short-term investments, net cash provided by operating activities and other external sources of funds.  Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $342.4 million and 5.7:1, respectively, at March 25, 2012, versus $335.7 million and 5.9:1 at December 25, 2011.  We have no long-term debt.  As of March 25, 2012, our cash, cash equivalents and short-term investments totaled $198.0 million compared to $192.9 million at December 25, 2011 and $177.5 million at March 27, 2011.

Working capital increased in the first quarter of 2012 and primarily reflects increases in cash generated from operations during the quarter, and accounts receivable and inventories, resulting primarily from higher net sales and production levels near the end of the quarter. For the foreseeable future, we expect all working capital requirements, funds required for investing activities and cash dividend payments to be funded from internally generated funds or existing cash, cash equivalents and short-term investments.  The increase in cash and cash provided by operating activities experienced in the first quarter of 2012 may not necessarily be indicative of future results.

The following table presents a summary of the net increase in cash and cash equivalents in the periods presented:

(Dollars in thousands)	Thirteen Weeks Ended
	March 25, 2012	March 27, 2011	Change
Net cash provided by operating activities	$9,981	$32,598	$(22,617)
Net cash used in investing activities	(2,179)	(1,128)	(1,051)
Net cash used in financing activities	(3,980)	(2,797)	(1,183)
Effect of exchange rate changes on cash	1,540	—	1,540
Net increase in cash and cash equivalents	$5,362	$28,673	$(23,311)

Operating Activities

Net cash provided by operating activities decreased $22.6 million to $10.0 million for the thirteen week period ended March 25, 2012, compared to net cash provided by operating activities of $32.6 million for the comparable period a year ago.  The first quarter of 2011 included an increase in operating cash flows of $23.6 million resulting from a temporary change in the payment terms of an aluminum vendor which decreased prepaid expenses during the period.

Investing Activities

Our principal investing activities during the thirteen week period ended March 25, 2012 were the funding of $4.3 million of capital expenditures, offset by the receipt of $1.7 million cash proceeds from a life insurance policy and $0.3 million cash proceeds from maturing certificates of deposit.  Investing activities during the comparable period a year ago included the funding of $4.1 million of capital expenditures and the purchase of $1.4 million of certificates of deposit, offset by the receipt of $4.1 million cash proceeds from maturing certificates of deposit.

Financing Activities

Financing activities during the thirteen week period ended March 25, 2012 consisted of the payment of cash dividends on our common stock totaling $4.3 million, partially offset by the receipt of cash proceeds from the exercise of stock options totaling $0.4 million. Financing activities during the thirteen week period ended March 27, 2011 consisted of the payment of cash dividends on our common stock totaling $4.3 million, partially offset by the receipt of cash proceeds from the exercise of stock options totaling $1.5 million.

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican peso, the value of which increased by 7 percent in relation to the U.S. dollar in the first quarter of 2012.  Foreign currency transaction gains in the first quarter of 2012 totaled $0.2 million compared to $0.3 million in the comparable period a year ago.  All transaction gains and losses are included in other income (expense) in the condensed consolidated income statements.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at March 25, 2012 of $59.0 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments in place for the delivery of natural gas through 2012. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale (NPNS) exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of March 25, 2012 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency.    A significant portion of our business operations are conducted in Mexico. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities and, at March 25, 2012, we had not entered into any foreign exchange contracts.

During the first quarter of 2012, the Mexican peso exchange rate to U.S. dollar averaged 13.1 pesos per U.S. dollar. Based on the balance sheet at March 25, 2012, a 10 percent change in the relationship between the peso and the U.S. dollar may result in a translation impact of between $7.2 million and $8.8 million, which would be recognized in other comprehensive income.

Our business requires us to settle transactions between currencies in both directions, i.e., peso to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” On a net basis our transaction flows were long on the peso. For the first quarter of 2012, we had a $0.2 million net foreign exchange transaction gain related to the peso. Based on the current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances and there can be no assurances that the net transaction balance will not change significantly in the future.

Natural Gas Purchase Commitments.  When market conditions warrant, we enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as natural gas. However, we do not enter into derivatives or other financial instrument transactions for speculative purposes. At March 25, 2012, we had several purchase commitments in place for the delivery of natural gas in 2012 for a total cost of $3.8 million. These fixed price natural gas contracts may expose us to higher costs that cannot be recouped in selling prices in the event that the market price of natural gas declines below the contract price.  As of March 25, 2012, we have fixed price natural gas purchase agreements for deliveries in 2012 that represent approximately 30 percent of our estimated natural gas consumption for the year.

Also see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our 2011 Annual Report on Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management” in this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 25, 2012.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 25, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended March 25, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A – Risk Factors in Part I of our 2011 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.  There have been no material changes from the risk factors described in our 2011 Annual Report on Form 10-K.

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

31.2
Certification of Kerry A. Shiba, Executive Vice President and Chief Financial Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certification of Steven J. Borick, Chairman, Chief Executive Officer and President, and Kerry Shiba, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date:	April 27, 2012	/s/ Steven J. Borick
Steven J. Borick Chairman, Chief Executive Officer and President

Date:	April 27, 2012	/s/ Kerry A. Shiba
Kerry A. Shiba Executive Vice President and Chief Financial Officer