Form 10-Q
period 2012-06-24
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2012-08-03
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2012

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
Yes  ☐    No  ☑

Number of shares of no par value common stock outstanding as of July 20, 2012: 27,226,638

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Condensed Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
NET SALES	$215,053	$208,734	$417,510	$398,268
Cost of sales	199,337	189,187	384,686	361,844
GROSS PROFIT	15,716	19,547	32,824	36,424
Selling, general and administrative expenses	7,490	6,354	14,375	13,046
Impairment of long-lived assets	—	340	—	340
INCOME FROM OPERATIONS	8,226	12,853	18,449	23,038
Interest income, net	216	358	516	649
Other income (expense), net	(4)	434	337	1,125
INCOME BEFORE INCOME TAXES	8,438	13,645	19,302	24,812
Income tax (provision) benefit	(2,024)	1,055	(6,155)	(2,058)
NET INCOME	$6,414	$14,700	$13,147	$22,754
INCOME PER SHARE - BASIC	$0.24	$0.54	$0.48	$0.84
INCOME PER SHARE - DILUTED	$0.23	$0.53	$0.48	$0.83
DIVIDENDS DECLARED PER SHARE	$0.16	$0.16	$0.32	$0.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011

Net income	$6,414	$14,700	$13,147	$22,754
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(3,441)	366	(1,104)	2,861
Defined benefit pension plan:
Amortization of amounts resulting from changes in actuarial assumptions	65	—	131	—
Tax benefit	(26)	—	(52)	—
Pension changes, net of tax	39	—	79	—
Other comprehensive income (loss), net of tax	(3,402)	366	(1,025)	2,861
Comprehensive Income	$3,012	$15,066	$12,122	$25,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	June 24, 2012	December 25, 2011
ASSETS
Current assets:
Cash and cash equivalents	$207,494	$187,795
Short term investments	4,791	5,126
Accounts receivable, net	128,529	119,895
Inventories	67,211	66,933
Income taxes receivable	3,669	4,950
Deferred income taxes, net	5,641	5,299
Assets held for sale	1,500	1,500
Other current assets	7,963	12,785
Total current assets	426,798	404,283
Property, plant and equipment, net	142,237	145,747
Investment in and advances to unconsolidated affiliate	4,639	4,725
Non-current deferred income taxes, net	11,633	16,795
Non-current assets	22,550	21,681
Total assets	$607,857	$593,231

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,984	$29,018
Accrued expenses	43,171	39,532
Total current liabilities	82,155	68,550

Non-current income tax liabilities	29,212	33,102
Other non-current liabilities	31,140	31,064
Commitments and contingencies (Note 15)	—	—
Shareholders' equity:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 27,224,138 shares
(27,164,013 shares at December 25, 2011)	70,193	68,775
Accumulated other comprehensive loss	(66,625)	(65,600)
Retained earnings	461,782	457,340
Total shareholders' equity	465,350	460,515
Total liabilities and shareholders' equity	$607,857	$593,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Twenty-six Weeks Ended
	June 24, 2012	June 26, 2011
NET CASH PROVIDED BY OPERATING ACTIVITIES	$34,564	$9,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(8,661)	(9,480)
Proceeds from life insurance policy	1,726	—
Proceeds from sales and maturities of investments	3,142	20,757
Purchase of investments	(2,808)	(3,973)
Collection of amounts receivable from sale of unconsolidated affiliate	—	2,867
Loan to unconsolidated affiliate	—	(450)
Premiums paid for life insurance	—	(217)
Other	240	74
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(6,361)	9,578

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(8,703)	(8,665)
Proceeds from exercise of stock options	417	4,341
Excess tax benefits from exercise of stock options	—	273
NET CASH USED IN FINANCING ACTIVITIES	(8,286)	(4,051)

Effect of exchange rate changes on cash	(218)	—

Net increase in cash and cash equivalents	19,699	14,843

Cash and cash equivalents at the beginning of the period	187,795	129,631

Cash and cash equivalents at the end of the period	$207,494	$144,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock		Accumulated Other
	Number of Shares	Amount	Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 25, 2011	27,164,013	$68,775	$(65,600)	$457,340	$460,515
Comprehensive income:
Net income	—	—	—	13,147	13,147
Other comprehensive income (loss), net of tax	—	—	(1,025)	—	(1,025)
Stock options exercised	27,325	417	—	—	417
Issuance of restricted stock, net of forfeitures	32,800	—	—	—	—
Stock-based compensation expense	—	1,001	—	—	1,001
Cash dividends declared ($0.32 per share)	—	—	—	(8,705)	(8,705)
Balance at June 24, 2012	27,224,138	$70,193	$(66,625)	$461,782	$465,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Notes to Condensed Consolidated Financial Statements
June 24, 2012
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

Ford Motor Company (Ford), General Motors Company (GM), Chrysler Group LLC (Chrysler), Nissan Motor Company (Nissan) and Toyota Motor Corporation (Toyota) were our customers individually accounting for more than 10 percent of our consolidated wheel sales in the first two quarters of 2012 and together represented approximately 93 percent of our total wheel sales during the first two quarters of 2012 and 2011. We also manufacture aluminum wheels for BMW, Subaru, Mitsubishi and Volkswagen.  The loss of all or a substantial portion of our sales to Ford, GM, Chrysler, Nissan or Toyota would have a significant adverse impact on our operating results and financial condition. This risk is partially mitigated by our long-term relationships with these OEM customers and our supply arrangements which are generally for multi-year periods.

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

We use a 4-4-5 convention for our fiscal quarters, which are thirteen week periods generally ending on the last Sunday of each calendar quarter.  We refer to these thirteen week fiscal periods as “quarters” throughout this report.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated income statements for the thirteen and twenty-six week periods ended June 24, 2012 and June 26, 2011, (ii) the condensed consolidated statements of comprehensive income for the thirteen and twenty-six week periods ended June 24, 2012 and June 26, 2011, (iii) the condensed consolidated balance sheets at June 24, 2012 and December 25, 2011, (iv) the condensed consolidated statements of cash flows for the twenty-six week periods ended June 24, 2012 and June 26, 2011, and (v) the condensed consolidated statement of shareholders’ equity for the twenty-six week period ended June 24, 2012. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP.  The condensed consolidated balance sheet, included in this report, as of December 25, 2011 was derived from our 2011 audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

Note 3 – Investment in Unconsolidated Affiliate

On June 28, 2010, we executed a share subscription agreement (the Agreement) with Synergies Casting Limited (Synergies), a private aluminum wheel manufacturer based in Visakhapatnam, India, providing for our acquisition of a minority interest in Synergies. As of June 24, 2012, the total cash investment in Synergies amounted to $4.5 million, representing 12.6 percent of the outstanding equity shares of Synergies. Through September 22, 2011, the Agreement provided the company with rights to appoint a member to the Synergies board of directors and veto powers over significant financial policy and operating decisions, and as a result of these provisions, we were able to exert significant influence over Synergies and accounted for this investment under the equity method.

Effective September 23, 2011, the Agreement was amended for certain events and removed the company's rights to appoint a director and its veto powers over significant financial policy and operating decisions. As a result of the amendment, it was determined that the company no longer had the ability to exercise significant influence over Synergies' financial policies and operations, and that the equity method of accounting for our investment was no longer appropriate. Accordingly, effective with the amendment, the company began accounting for Synergies under the cost method of accounting on a prospective basis. Our proportionate share of Synergies operating results was immaterial from our original investment through September 23, 2011. During 2011, a group of existing equity holders, including the company, made a loan of $1.5 million to Synergies for working capital needs. The company's share of this unsecured advance was $450,000, with terms including repayment over 24 months, and bearing interest at 7 percent per annum, payable quarterly. The principal balance as of June 24, 2012 was $346,000.

Note 4 – Impairment of Long-Lived Assets and Assets Held for Sale

The excess property, plant and equipment associated with a closed facility that is being actively marketed for sale is included in assets held for sale. During 2011, the estimated fair value of the assets associated with the remaining closed facility declined to $1.5 million which was less than the book value of $2.5 million, resulting in an additional asset impairment charge of $1.0 million in the fourth quarter of 2011. The fair value of these assets was determined based upon comparable sales information and with the assistance of independent third party appraisers and we have classified the inputs to the nonrecurring fair value measurement of these assets as being level 2 within the fair value hierarchy in accordance with U.S. GAAP. On July 9, 2012, we entered an agreement to sell the closed facility in Pittsburg, Kansas; however, we do not expect the transaction to have a material impact on our consolidated financial statements. During the second quarter of 2011, a specific impairment charge of $0.3 million related to our closed Johnson City, Tennessee facility was recorded because its fair value was determined to be less than its remaining book value based on current negotiations for the sale of the asset. During 2011, the company completed the sale of the closed Johnson City, Tennessee facility for $1.7 million, and the purchase price less commission and fees was collected in cash, consistent with the carrying value.

Note 5 – Stock-Based Compensation

Our 2008 Equity Incentive Plan authorizes us to issue up to 3.5 million shares of common stock as incentive and non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants. No more than 100,000 shares may be used under the plan as “full value” awards, which include restricted stock and performance units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  At June 24, 2012, there were 2.1 million shares available for future grants under this plan. Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options and restricted shares granted under this plan require no less than a three year ratable vesting period.

During the first two quarters of 2012 and 2011, we granted options for a total of 237,500 and 273,200 shares, respectively.  The weighted average fair values at the grant dates for options issued during the first two quarters of 2012 and 2011 were $5.11 and $5.75 per option, respectively. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the first two quarters of 2012 and 2011, respectively: (i) dividend yield on our common stock of 3.75 percent and 3.86 percent; (ii) expected stock price volatility of 41.2 percent and 37.7 percent; (iii) a risk-free interest rate of 1.37 percent and 2.65 percent; and (iv) an expected option term of 6.9 years for both periods.  During the first two quarters of 2012, the number of stock options exercised totaled 27,325 and 65,050 options were canceled. During the first two quarters of 2011, stock options totaling 273,723 were exercised, and 32,000 options were canceled.

During the first two quarters of 2012 and 2011, we also granted restricted shares, or “full value” awards, totaling 33,550 and 28,250 shares, respectively. The fair values of each issued restricted share on the dates of grant averaged $16.92 and $22.47 for the first two quarters of 2012 and 2011, respectively. Restricted share awards, which are subject to forfeiture if employment terminates prior to the shares vesting, are expensed ratably over the vesting period. Shares of restricted stock are considered issued and outstanding shares at the date of grant and have the same dividend and voting rights as other common stock. Dividends paid on the restricted shares are non-forfeitable if the restricted shares do not ultimately vest.

Stock-based compensation expense related to our unvested stock options and restricted share awards was allocated as follows:

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Cost of sales	$46	$129	$138	$230
Selling, general and administrative expenses	470	485	863	945
Stock-based compensation expense before income taxes	516	614	1,001	1,175
Income tax benefit	(89)	—	(180)	—
Total stock-based compensation expense after income taxes	$427	$614	$821	$1,175

As discussed in Note 9 – Income Taxes, we had previously provided valuation allowances on our U.S. deferred tax assets.  Consequently, the income tax benefit on our stock-based compensation expense in the first two quarters of 2011 were entirely offset by changes in valuation allowances.  As of June 24, 2012, a total of $3.6 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.3 years.  There were no significant capitalized stock-based compensation costs at June 24, 2012 and December 25, 2011.

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

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-six Weeks Ended
Net sales:	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
U.S.	$86,099	$75,884	$167,755	$142,348
Mexico	128,954	132,850	249,755	255,920
Consolidated net sales	$215,053	$208,734	$417,510	$398,268

Property, plant and equipment, net:			June 24, 2012	December 25, 2011
U.S.			$48,071	$45,936
Mexico			94,166	99,811
Consolidated property, plant and equipment, net			$142,237	$145,747

Note 7 – Pre-Production Costs Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customers and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Recognized deferred tooling revenues included in net sales in the condensed consolidated income statements totaled $1.8 million and $2.1 million for the thirteen weeks ended June 24, 2012 and June 26, 2011, respectively, and $3.9 million and $4.6 million for the twenty-six weeks ended June 24, 2012 and June 26, 2011, respectively. The following table summarizes the unamortized customer-owned tooling costs included in our non-current assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities.

(Dollars in Thousands)	June 24, 2012	December 25, 2011
Unamortized Preproduction Costs
Preproduction costs	$45,666	$42,118
Accumulated amortization	(34,890)	(31,548)
Net preproduction costs	$10,776	$10,570

Deferred Tooling Revenues
Accrued expenses	$4,735	$5,158
Other non-current liabilities	1,874	2,401
Total deferred tooling revenues	$6,609	$7,559

Note 8 – Income Per Share

In accordance with U.S. GAAP, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share includes the dilutive effect of outstanding stock options calculated using the treasury stock method.

The computation of diluted earnings per share does not include stock option awards that were outstanding and anti-dilutive (i.e.,

including such awards would result in higher earnings per share), since the exercise prices of these awards exceeded the average market price of the company’s common stock during the respective periods.  For the thirteen and twenty-six week periods ended June 24, 2012, 2.6 million and 2.0 million shares issuable under outstanding stock options were excluded from the computations, respectively.  For the thirteen and twenty-six week periods ended June 26, 2011, 1.0 million and 1.1 million shares issuable under outstanding stock options were excluded from the computations, respectively. Summarized below are the calculations of basic and diluted earnings per share.

(In thousands, except per share amounts)	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Basic Income Per Share:
Reported net income	$6,414	$14,700	$13,147	$22,754
Basic income per share	$0.24	$0.54	$0.48	$0.84
Weighted average shares outstanding - Basic	27,209	27,045	27,190	26,955

Diluted Income Per Share:
Reported net income	$6,414	$14,700	$13,147	$22,754
Diluted income per share	$0.23	$0.53	$0.48	$0.83
Weighted average shares outstanding	27,209	27,045	27,190	26,955
Weighted average dilutive stock options	98	516	123	485
Weighted average shares outstanding - Diluted	27,307	27,561	27,313	27,440

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

During the fourth quarter of 2011, we determined that it was more likely than not that our deferred tax assets would be realized in future periods and reversed the valuation allowances carried against our federal and certain state net deferred tax assets in the U.S. In determining when to release the valuation allowances, we considered all available evidence, both positive and negative.  Consistent with our policy, the valuation allowance against our U.S. net deferred income tax assets was not reversed until such time as we had generated three years of cumulative pre-tax income and had reached sustained profitability in the U.S., which we define as two consecutive one year periods of pre-tax income, which occurred in the fourth quarter of 2011. As of June 24, 2012 valuation allowances carried against our deferred tax assets totaled $2.5 million.

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

For the thirteen weeks ended June 24, 2012 the provision for income taxes was $2.0 million, which was an effective income tax rate of 24 percent. The effective tax rate was favorably affected by a $6.3 million benefit from the reversal of a portion of our Mexican jurisdiction liability for unrecognized tax benefits, which was partially offset by a $4.2 million reduction in related deferred tax assets, resulting from the expiration of the statute of limitations for our 2006 tax year. This was partially offset by an increase in additional unrecognized tax positions, as well as reductions in certain state deferred taxes and unrecognized tax benefit increases. The income tax provision on income before income taxes for the twenty-six weeks ended June 24, 2012 was $6.2 million, which was an effective income tax rate of 32 percent. The effective tax rate was favorably affected by the net impact of the reversal of our Mexican jurisdiction unrecognized tax benefits related to our 2006 tax year and an increase in additional unrecognized tax positions, as described for the thirteen week period above and foreign income taxed at rates lower than the U. S. statutory rates, offset by unfavorable rate impacts of state taxes (net of federal tax benefit) and increases in our liability for unrecognized tax benefits.

The income tax provision for the thirteen weeks ended June 26, 2011 was a benefit of $1.1 million, which was an effective income tax rate of (8) percent. The income tax provision for the twenty-six weeks ended June 26, 2011 was $2.1 million expense, which was an effective income tax rate of 8 percent. In December 2010, tax laws were amended affecting the taxation of consignment contract manufactures in Mexico, which beginning in 2011, subjected certain income already subject to U.S. federal income taxes to income taxes in Mexico. The income tax provision recorded during the first quarter of fiscal 2011 included an estimate of these additional Mexican income taxes. During the second quarter of 2011, we were advised by the Mexican tax authorities that they would accept an alternative method of income allocation, resulting in a substantial decrease in income subject to Mexican income taxes. During the second quarter of 2011, this change in estimate resulted in our recording a reduction in our year to date income tax expense of $6.0 million. Also during the first six months of 2011, our federal, state and foreign valuation allowances have been reduced to the extent of taxable income generated in these jurisdictions. This reduction in the valuation allowances was approximately $7.4 million, reducing the aggregate amount of the valuation allowances to $35.9 million from $43.3 million at December 26, 2010. In addition, the effective tax rate is favorably impacted by foreign tax credits and research and development credits.

Within the next twelve month period ending June 30, 2013, we do not expect any of the unrecognized tax benefits to be recognized due to the expiration of certain statute of limitations or any income tax examinations to be completed, except as described below. During the first two quarters of 2012, the liability for uncertain tax positions decreased by $3.9 million, to $29.2 million, from $33.1 million at December 25, 2011, primarily as a result of the $6.3 million reversal of the liability as a result of the expiration of the statute of limitations for the 2006 tax year of our operations in Mexico, partially offset by $0.9 million of interest and penalties which were recognized in income tax expense, a $1.1 million increase for uncertain tax positions taken in prior periods and $0.4 million of foreign currency translation adjustments.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Mexico, the Netherlands, India and the United States.  We are no longer under examination by taxing authorities regarding any U.S. federal income tax returns for years before 2009 while the years open for examination under various state and local jurisdictions varies. Mexico's Tax Administration Service (SAT) is currently examining the 2004 and 2007 tax years of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary, and we expect the 2004 audit to be completed in 2012. On February 21, 2012, we received an observation letter for the 2004 tax audit and on July 18, 2012, we received an observation letter for the 2007 tax audit from SAT. For 2004 and 2007, SAT has proposed certain adjustments related primarily to intercompany charges and we are currently providing responses to SAT regarding the 2004 audit notice and are evaluating the 2007 audit letter. We believe that we have adequately provided for any reasonably foreseeable outcomes related to these proposed adjustments and the ultimate resolution of these matters is unlikely to have a material effect on our consolidated financial position; however, there is still a possibility that an adverse outcome of these matters could have a material effect on our consolidated financial condition.

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

Restricted Deposits

We purchase certificates of deposit with maturity dates that expire within twelve months that are used to secure our workers’ compensation obligations and collateralize letters of credit securing our forward natural gas contracts in Mexico.  At June 24, 2012 and December 25, 2011, certificates of deposit totaling $4.8 million and $5.1 million, respectively, which were restricted in use, were classified as short-term investments on our condensed consolidated balance sheets.

Note 11 – Accounts Receivable

(Dollars in thousands)
	June 24, 2012	December 25, 2011
Trade receivables	$125,103	$114,811
Other receivables	4,125	5,423
	129,228	120,234
Allowance for doubtful accounts	(699)	(339)
Accounts receivable, net	$128,529	$119,895

Note 12 – Inventories

(Dollars in thousands)
	June 24, 2012	December 25, 2011
Raw materials	$20,268	$24,347
Work in process	28,563	26,921
Finished goods	18,380	15,665
Inventories	$67,211	$66,933

Service wheel inventory included in other non-current assets in the condensed consolidated balance sheets was $3.2 million and $2.8 million at June 24, 2012 and December 25, 2011, respectively.

Note 13 – Property, Plant and Equipment

(Dollars in thousands)
	June 24, 2012	December 25, 2011
Land and buildings	$67,988	$67,500
Machinery and equipment	397,451	390,304
Leasehold improvements and others	8,309	8,274
Construction in progress	8,413	8,908
	482,161	474,986
Accumulated depreciation	(339,924)	(329,239)
Property, plant and equipment, net	$142,237	$145,747

Depreciation expense was $6.3 million and $7.2 million for the thirteen weeks ended June 24, 2012 and June 26, 2011, respectively. Depreciation expense was $12.9 million and $14.2 million for the twenty-six weeks ended June 24, 2012 and June 26, 2011, respectively.

Note 14 – Retirement Plans

We have an unfunded supplemental executive retirement plan covering certain officers, key members of management and our non-employee directors.  Subject to certain vesting requirements, the plan provides for retirement benefits based on the average of the final thirty-six months of base salary.  Such benefits become payable upon attaining age sixty-five, or upon retirement, if later.  The benefits are paid biweekly and continue for the retiree’s remaining life or for a minimum of ten years. The plan was closed to new participants effective February 3, 2011.

For the twenty-six weeks ended June 24, 2012, payments to retirees or their beneficiaries totaled approximately $588,000.  We presently anticipate benefit payments in 2012 to total approximately $1.3 million.  The following table summarizes the components of net periodic pension cost for the first two quarters of 2012 and 2011.

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Service cost	$61	$74	$122	$148
Interest cost	306	329	610	658
Net amortization	65	—	131	—
Net periodic pension cost	$432	$403	$863	$806

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for our operations in Mexico requires the transfer of funds denominated in the Mexican peso, the value of which in the first and second quarter of 2012, increased 7 percent and decreased 7 percent, respectively, in relation to the U.S. dollar.  Foreign currency transaction losses in the second quarter of 2012 totaled $0.1 million compared to foreign currency transaction gains of $0.1 million in the comparable period a year ago.  For the first two quarters of 2012, foreign currency transaction gains totaled $0.1 million compared to $0.4 million for the comparable period in 2011. All transaction gains and losses are included in other income (expense) in the condensed consolidated income statements.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at June 24, 2012 of $62.5 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. At June 24, 2012 we have several purchase commitments in place for the delivery of natural gas through 2012 for a total cost of $2.5 million. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale (NPNS) exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of June 24, 2012 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

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

Executive Overview

Overall North American production of passenger cars and light trucks in the second quarter of 2012 was reported by industry publications as being up by approximately 27 percent versus the comparable period a year ago, with production of passenger cars increasing 33 percent and production of light trucks and SUVs increasing 23 percent.  The North American market for automobiles and light-duty trucks (including SUVs and crossover vehicles) has experienced rather pronounced cyclicality over recent years. Production levels of the U.S. automotive industry for the second quarter of 2012 reached 4.0 million vehicles, the highest level since the second quarter of 2007. Prior to the industry downturn in 2008, several years of high levels of North American vehicle production were attributable to many factors, including general economic conditions and consumer access to credit, that contributed to a trend of consistent and relatively strong market activity. Recent North American production levels continue to improve as the economy and low consumer interest rates are generally supportive of market growth and, in addition, the continuing increase in the average age of vehicles on the road appears to be contributing to higher rates of vehicle replacement. In 2011, the average age of an automobile in the U.S. now has reached 11 years, a new record according to Polk Automotive Research.

Net sales in the second quarter of 2012 increased $6.4 million, or 3 percent, to $215.1 million from $208.7 million in the comparable period a year ago.  Wheel sales in the second quarter of 2012 increased $6.3 million, or 3 percent, to $212.9 million from $206.6 million in the comparable period a year ago. Wheel unit shipments increased to 3.3 million from 2.9 million a year ago.  Gross profit in the second quarter of 2012 was $15.7 million, or 7 percent of net sales, compared to $19.5 million, or 9 percent of net sales, in the comparable period a year ago.  Net income for the second quarter of 2012 was $6.4 million, or $0.23 per diluted share, and included income tax expense of $2.0 million, compared to net income in the second quarter of 2011 of $14.7 million, or $0.53 per diluted share, which included an income tax benefit of $1.1 million.

Despite the benefit of higher unit sales volume, our operating performance continues to reflect the negative impact of pricing pressure and product mix.  While we continue to focus on programs to reduce costs through improved operational and procurement practices, global pricing pressures and negative changes in product mix have occurred at a faster rate than our progress on achieving cost reductions.  This comparison partially reflects what often can be the time-consuming nature of developing and implementing operational cost reduction programs.  Other cost increases, such as for energy and raw materials which are not adjusted for in our product pricing agreements, also may occur in the future and have a negative impact on our future operating results, financial condition and cash flows.

Results of Operations

(Dollars in thousands, except per share amounts)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
Selected data	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Net sales	$215,053	$208,734	$417,510	$398,268
Gross profit	$15,716	$19,547	$32,824	$36,424
Percentage of net sales	7.3%	9.4%	7.9%	9.1%
Income from operations	$8,226	$12,853	$18,449	$23,038
Percentage of net sales	3.8%	6.2%	4.4%	5.8%
Net income	$6,414	$14,700	$13,147	$22,754
Percentage of net sales	3.0%	7.0%	3.1%	5.7%
Diluted income per share	$0.23	$0.53	$0.48	$0.83

Net Sales

Net sales in the second quarter of 2012 increased $6.4 million, or 3 percent, to $215.1 million from $208.7 million in the comparable period a year ago.  Wheel sales in the second quarter of 2012 increased $6.3 million, or 3 percent, to $212.9 million from $206.6 million in the comparable period a year ago primarily as a result of an increase in the number of wheels shipped. The unit volume of wheels shipped increased 14 percent, while the average unit selling price decreased 10 percent to $64.22 per wheel in the current year period from $70.99 per wheel in the second quarter of 2011. A decline in average aluminum price, which we generally pass through to our customers, the value-added price and mix of wheels sold, and a weakening in the Mexican peso were the primary drivers of the 10 percent decrease in the average selling price of our wheels. Unit shipments increased to Ford, Toyota, Nissan, Chrysler, BMW and Subaru, while shipments decreased to GM and Mitsubishi.  Wheel development revenues totaled $2.2 million in the second quarter of 2012 and $2.1 million in the comparable period of 2011.

Net sales in the first two quarters of 2012 increased $19.2 million, or 5 percent, to $417.5 million from $398.3 million in the comparable period a year ago primarily as a result of an increase in the number of wheels shipped. Wheel sales increased $19.3 million, or 5 percent, to $413.0 million from $393.7 million in the first two quarters a year ago, as our wheel shipments increased by 13 percent. The average selling price of our wheels during the first two quarters of 2012 decreased approximately 7 percent primarily due to a decrease in the pass-through price of aluminum, as well as the value-added price and mix of wheels sold, and a weakening in the Mexican peso. Wheel program development revenues totaled approximately $4.6 million in the first two quarters of 2012 and 2011.

U.S. Operations
Net sales of our U.S. operations in the second quarter of 2012 increased $10.9 million, or 14 percent, to $86.1 million from $75.2 million in the comparable period a year ago. Wheel sales in the second quarter of 2012 increased $10.9 million, or 15 percent, to $84.3 million from $73.4 million in the second quarter last year. The increase in sales in the second quarter of 2012 primarily reflects a 23 percent increase in unit shipments partially offset by an 8 percent decrease in the average selling price primarily resulting from a decrease in the pass-through price of aluminum. During the first two quarters of 2012, net sales of our U.S. wheel plants increased $26.1 million, or 18 percent, to $167.8 million from $141.7 million in the comparable period a year ago. Wheel sales in the first two quarters of 2012 increased $26.7 million, or 19 percent, to $163.8 million from $137.1 million in the comparable period a year ago. The increase in wheel sales in 2012 reflects a 28 percent increase in unit shipments partially offset by a 7 percent decrease in the average selling price as a result of a 6 percent decrease in the pass-through price of aluminum and the value-added price and mix of wheels sold. Wheel development revenues were relatively flat when comparing the second quarter and year-to-date periods ended June 24, 2012, with the comparable periods in the prior year.

Mexico Operations
Net sales of our Mexico operations in the second quarter of 2012 decreased $4.5 million, or 3 percent, to $129.0 million from $133.5 million in the comparable period a year ago.  While unit shipments increased by 9 percent in the second quarter of 2012, revenues decreased as a result of an 11 percent decrease in the average selling price due principally to a 6 percent decrease in the pass-through price of aluminum, a weakening of the Mexican peso, and the value-added price and mix of wheels sold.  During the first two quarters of 2012, net sales of our Mexico wheel plants decreased $6.8 million, or 3 percent, to $249.8 million from $256.6 million in the comparable period a year ago. While unit volume increased by 5 percent in the first two quarters 2012, revenues decreased due to a 7 percent decrease in the average selling price resulting primarily from a 4 percent decrease in the pass-through price of aluminum, a weakening of the Mexican peso and the value-added price and mix of wheels sold.

Customer Comparisons
As reported by industry publications, North American production of passenger cars and light trucks in the second quarter of 2012 was up approximately 27 percent compared to the comparable quarter in the previous year, while our wheel shipments increased 14 percent when comparing the periods.  The increase of North American vehicle production included an increase of 33 percent for passenger cars and an increase of 23 percent for light trucks and SUVs. During the comparable period, our shipments of passenger car wheels increased by 16 percent while light truck wheel shipments increased by 13 percent.

OEM unit shipment composition by customer was as follows:

	Thirteen Weeks Ended
	June 24, 2012	June 26, 2011
Ford	37%	35%
General Motors	26%	33%
Chrysler	11%	12%
International customers	26%	20%
Total	100%	100%

At the customer level, shipments in the second quarter of 2012 to Ford increased 19 percent compared to the comparable period a year ago, as light truck and SUV wheel shipments increased 25 percent and shipments of passenger car wheels increased 6 percent.  At the program level, the major unit shipment increases were for the Escape, Taurus, F-Series trucks and Flex, partially offset by unit shipment decreases for Lincoln's Town Car.

Shipments to GM in the second quarter of 2012 decreased 10 percent compared to the second quarter of 2011, as both passenger car wheel shipments and light truck and SUV wheel shipments decreased 10 percent.  The major unit shipment decreases to GM were for the GMT 900 platform vehicles which have decreased temporarily during model year changeover, Chevrolet's Malibu and HHR, partially offset by unit shipment increases in Chevrolet's Impala and Cadillac's SRX.

Shipments to Chrysler in the second quarter of 2012 increased 8 percent compared to the second quarter last year, as shipments of light truck and SUV wheels increased 9 percent and passenger car wheels decreased 3 percent.  The major unit shipment increases to Chrysler were for the Dodge Caravan and Jeep Compass, which were partially offset by unit shipment decreases for the Dodge Ram Truck and Nitro.

Shipments to international customers in the second quarter of 2012 increased 48 percent compared to the second quarter of 2011, as shipments of light truck and SUV wheels increased 51 percent and shipments of passenger car wheels increased 46 percent.  At the program level, major unit shipment increases to international customers were for Nissan's Maxima, Toyota's Highlander, Camry, Sienna and Avalon, Subaru's Outback and BMW's X3, partially offset by unit shipment decreases for Mitsubishi's Endeavor. The 2011 shipment levels partially reflected the decline in production of certain Japanese branded vehicles due to disruption caused by the March 2011 natural disasters in Japan.

Gross Profit

Consolidated gross profit decreased $3.8 million for the second quarter of 2012 to $15.7 million, or 7 percent of net sales, compared to $19.5 million, or 9 percent of net sales, for the comparable period a year ago.  As indicated above, unit shipments increased 14 percent in the second quarter of 2012 as compared to the second quarter last year. However, higher levels of manufacturing costs resulting from higher unit volumes and continued operation of our plants at full capacity, as well as unfavorable changes in product mix and foreign exchange rates, have resulted in lower gross margins for the second quarter of 2012 when compared to the 2011 period. Certain factory costs, such as repairs, maintenance, supplies, labor and fringe benefit costs were higher in 2012 than in the prior year. While higher labor costs in the second quarter of 2012 also reflected the increase in unit volume when compared to the second quarter of last year, productivity measured in terms of wheels produced per labor hour increased 3 percent in the current year.

Consolidated gross profit for the first half of 2012 decreased $3.6 million to $32.8 million, or 8 percent of net sales, compared to $36.4 million, or 9 percent of net sales, for the comparable period a year ago. As noted above, unit shipments in the first half of 2012 increased 13 percent compared to the first half last year. However, higher levels of manufacturing costs resulting from higher unit volumes and continued operation of our plants at full capacity, as well as unfavorable changes in product mix and foreign exchange rates, have resulted in lower gross margins for the first half of 2012 when compared to the 2011 period. Certain factory costs, including repairs, maintenance, supplies, labor and fringe benefit costs were higher in first half of 2012 than in the prior year, in many cases due to the sales volume increase. In addition, included in gross profit in the first quarter of 2011 were costs associated with scheduled plant maintenance shutdowns and unexpected production curtailments due to inclement weather. While higher labor costs in the first half of 2012 reflect the increase in unit volume when compared to the first half of last year, productivity measured in terms of wheels produced per labor hour increased 6 percent in the current year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2012 increased $1.1 million to $7.5 million, or 3 percent of net sales, from $6.4 million, or 3 percent of net sales, for the comparable period in 2011.  The 2012 period included increases totaling $1.1 million in legal, audit and consulting expenses. For the first two quarters of 2012, selling, general and administrative expenses were $14.4 million, or 3 percent of net sales, compared to $13.0 million, or 3 percent of net sales, for the comparable period in 2011. The principal increases in the year-to-date period are the same as just noted for the second quarter comparison.

Impairment of Long-Lived Assets and Other Charges

During the second quarter of 2011 a $0.3 million charge was recorded to adjust the carrying value of our closed Johnson City, Tennessee facility which was included in assets held for sale until it was sold on October 14, 2011.

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

Consolidated income from operations includes our U.S. and international operations (principally our wheel manufacturing operations in Mexico), and certain costs that are not allocated to a specific operation.   These unallocated expenses include corporate services that are primarily incurred in the U.S. but are not charged directly to our operations, such as selling, general and administrative expenses, engineering services for wheel program development and manufacturing support, environmental and other governmental compliance services.

Consolidated income from operations decreased $4.7 million in the second quarter of 2012 to $8.2 million, or 4 percent of net sales, from $12.9 million, or 6 percent of net sales, in the comparable period in 2011.  Income from our Mexican operations increased $1.2 million, while income from our U.S. operations decreased $3.1 million, when comparing the second quarter of 2012 to the comparable period in 2011.  Operating income in the second quarter of 2012 has been unfavorably impacted by changes in product mix and foreign exchange rates, as compared to the second quarter last year. Additionally, corporate costs incurred during the second quarter of 2012 were $2.7 million higher than the comparable period in 2011 primarily due to $1.1 million higher legal, audit and consulting expenses and $1.1 million of workers' compensation costs.

For the first half of 2012, consolidated income from operations decreased $4.6 million to income of $18.4 million, or 4 percent of net sales, from $23.0 million or 6 percent of net sales, in 2011. Income from our U.S. operations decreased $7.1 million, while income from our Mexico operations increased $4.9 million when comparing 2012 to 2011. Operating income in the first half of 2012 has been unfavorably impacted by changes in product mix and foreign exchange rates, as compared to the first half last year. Additionally, corporate costs incurred during the first half of 2012 were $2.4 million higher than the comparable period in 2011 primarily due to $1.1 million higher legal, audit and consulting expenses and $1.2 million of workers' compensation costs. Included below are the major items that impacted income from operations for our U.S. and Mexico operations during the second quarter and year-to-date period of 2012.

U.S. Operations
Operating income from our U.S. operations in the second quarter of 2012 decreased by $3.1 million compared to the second quarter last year.  Our U.S. operations during both periods consisted of two wheel plants located in Arkansas.  Although income from our U.S operations in the second quarter of 2012 reflects a 23 percent increase in unit shipments, this improvement was more than offset by a negative change in product mix and higher operating costs which caused gross margin to decline from 5 percent of sales in 2011 to 1 percent in the second quarter of 2012. Consistent high capacity utilization at our plants to meet continued high volume customer demand has strained personnel and factory resources. The decline in operating income reflects an increase in plant labor and fringe benefit costs of $3.1 million caused by higher headcount and increases in overtime costs and contract labor, in addition to a $3.3 million increase in plant repair, maintenance and supply costs in the second quarter of 2012, compared to the second quarter last year.

Income from operations for the first half of 2012 decreased by $7.1 million compared to the first half of last year. Income from our U.S. operations in the first half of 2012 included an increase in unit shipments of approximately 28 percent; however, this improvement was offset by a negative change in product mix and higher operating costs which caused our gross margin to decline from 5 percent in 2011 to near break-even margin in 2012. As noted just above, consistent high capacity utilization at our plants has strained personnel and factory resources. The decline in operating income reflects an increase in plant labor costs of $7.2 million, caused by higher headcount and increases in overtime costs and contract labor, for the 2012 period compared to 2011. Plant repair, maintenance and supply costs also increased $5.6 million in the first half of 2012, compared to the first half last year.

Mexico Operations
Income from operations for our Mexico operations increased by $1.2 million in the second quarter of 2012 compared to the second quarter of 2011.  Mexico operations during both periods consisted of three wheel plants.  Income from our Mexico operations reflects a 9 percent increase in unit shipments and an increase in gross profit margins from 14 percent to 15 percent in the second quarter of 2012 as compared to the second quarter last year. During the second quarter of 2012, plant labor and benefit costs decreased 9 percent while wheels produced per labor hour increased 13 percent, when compared to the second quarter last year. However, product mix and foreign exchange rate changes have unfavorably impacted operating income when comparing the second quarter of 2012 with the second quarter last year.

Income from operations for the first half of 2012 increased by $4.9 million compared to the first half of 2011. Income from our Mexico operations in the first half of 2012 included a 5 percent increase in unit shipments and an increase in gross profit margins from 14 percent to 16 percent in the first half of 2012 as compared to the first half last year. During the first half of 2012, plant labor and benefit costs decreased 5 percent while wheels produced per labor hour increased 15 percent, when compared to the first half last year, while foreign exchange rate changes have unfavorably impacted operating income when comparing the first half of 2012 with the prior year.

U.S. versus Mexico Production
During the second quarter of 2012, wheels produced by our Mexico and U.S. operations accounted for 62 percent and 38 percent, respectively, of our total production.  For the first two quarters of 2012, wheels produced by our Mexico and U.S. operations accounted for 61 percent and 39 percent, respectively, of our total production. We anticipate that the percentage of production in Mexico will remain between 60 percent and 65 percent of our total production for the remainder of 2012.

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

During the fourth quarter of 2011, we determined that it was more likely than not that our deferred tax assets would be realized in future periods and reversed the valuation allowances carried against our federal and certain state net deferred tax assets in the U.S. In determining when to release the valuation allowances, we considered all available evidence, both positive and negative.  Consistent with our policy, the valuation allowance against our U.S. net deferred income tax assets was not reversed until such time as we had generated three years of cumulative pre-tax income and had reached sustained profitability in the U.S., which we define as two consecutive one year periods of pre-tax income, which occurred in the fourth quarter of 2011. As of June 24, 2012 valuation allowances carried against our deferred tax assets totaled $2.5 million.

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

For the thirteen weeks ended June 24, 2012 the provision for income taxes was $2.0 million, which was an effective income tax rate of 24 percent. The effective tax rate was favorably affected by a $6.3 million benefit from the reversal of a portion of our Mexican jurisdiction liability for unrecognized tax benefits, which was partially offset by a $4.2 million reduction in related deferred tax assets, resulting from the expiration of the statute of limitations for our 2006 tax year. This was partially offset by an increase in additional unrecognized tax positions, as well as reductions in certain state deferred taxes and unrecognized tax benefit increases. The income tax provision on income before income taxes for the twenty-six weeks ended June 24, 2012 was $6.2 million, which was an effective income tax rate of 32 percent. The effective tax rate was favorably affected by the net impact of the reversal of our Mexican jurisdiction unrecognized tax benefits related to our 2006 tax year and an increase in additional unrecognized tax positions, as described for the thirteen week period above and foreign income taxed at rates lower than the U. S. statutory rates, offset by unfavorable rate impacts of state taxes (net of federal tax benefit) and increases in our liability for unrecognized tax benefits.

The income tax provision for the thirteen weeks ended June 26, 2011 was a benefit of $1.1 million, which was an effective income tax rate of (8) percent. The income tax provision for the twenty-six weeks ended June 26, 2011 was $2.1 million expense, which was an effective income tax rate of 8 percent. In December 2010, tax laws were amended affecting the taxation of consignment contract manufactures in Mexico, which beginning in 2011, subjected certain income already subject to U.S. federal income taxes to income taxes in Mexico. The income tax provision recorded during the first quarter of fiscal 2011 included an estimate of these additional Mexican income taxes. During the second quarter of 2011, we were advised by the Mexican tax authorities that they would accept an alternative method of income allocation, resulting in a substantial decrease in income subject to Mexican income taxes. During the second quarter of 2011, this change in estimate resulted in our recording a reduction in our year to date income tax expense of $6.0 million. Also during the first six months of 2011, our federal, state and foreign valuation allowances have been reduced to the extent of taxable income generated in these jurisdictions. This reduction in the valuation allowances was approximately $7.4 million, reducing the aggregate amount of the valuation allowances to $35.9 million from $43.3 million at December 26, 2010. In addition, the effective tax rate is favorably impacted by foreign tax credits and research and development credits.

Within the next twelve month period ending June 30, 2013, we do not expect any of the unrecognized tax benefits to be recognized due to the expiration of certain statute of limitations or any income tax examinations to be completed, except as described below. During the first two quarters of 2012, the liability for uncertain tax positions decreased by $3.9 million, to $29.2 million, from $33.1 million at December 25, 2011, primarily as a result of the $6.3 million reversal of the liability as a result of the expiration of the statute of limitations for the 2006 tax year of our operations in Mexico, partially offset by $0.9 million of interest and penalties which were recognized in income tax expense, a $1.1 million increase for uncertain tax positions taken in prior periods and $0.4 million of foreign currency translation adjustments.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Mexico, the Netherlands, India and the United States.  We are no longer under examination by taxing authorities regarding any U.S. federal income tax returns for years before 2009 while the years open for examination under various state and local jurisdictions varies. Mexico's Tax Administration Service (SAT) is currently examining the 2004 and 2007 tax years of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary, and we expect the 2004 audit to be completed in 2012. On February 21, 2012, we received an observation letter for the 2004 tax audit and on July 18, 2012, we received an observation letter for the 2007 tax audit from SAT. For 2004 and 2007, SAT has proposed certain adjustments related primarily to intercompany charges and we are currently providing responses to SAT regarding the 2004 audit notice and are evaluating the 2007 audit letter. We believe that we have adequately provided for any reasonably foreseeable outcomes related to these proposed adjustments and the ultimate resolution of these matters is unlikely to have a material effect on our consolidated financial position; however, there is still a possibility that an adverse outcome of these matters could have a material effect on our consolidated financial condition.

Net Income

Net income in the second quarter of 2012 was $6.4 million, or $0.23 per diluted share, and included income tax expense of $2.0 million, compared to net income in the second quarter of 2011 of $14.7 million, or $0.53 per diluted share, which included a tax benefit of $1.1 million.  Net income in the first half of 2012 was $13.1 million, or $0.48 per diluted share, including income tax expense of $6.2 million compared to net income in the first half of 2011 of $22.8 million, or $0.83 per diluted share, which included income tax expense of $2.1 million.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity include cash, cash equivalents and short-term investments, net cash provided by operating activities and other external sources of funds.  Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $344.6 million and 5.2:1, respectively, at June 24, 2012, versus $335.7 million and 5.9:1 at December 25, 2011.  We have no long-term debt.  As of June 24, 2012, our cash, cash equivalents and short-term investments totaled $212.3 million compared to $192.9 million at December 25, 2011 and $149.6 million at June 26, 2011.

Working capital increased in the first half of 2012 and primarily reflects increases in cash generated from operations during the period, and accounts receivable, resulting primarily from higher net sales near the end of the quarter partially offset by higher accounts payable, mainly resulting from aluminum shipments received near the end of the quarter. For the foreseeable future, we expect all working capital requirements, funds required for investing activities and cash dividend payments to be funded from internally generated funds or existing cash, cash equivalents and short-term investments.  The increase in cash and cash provided by operating activities experienced in the first half of 2012 may not necessarily be indicative of future results.

The following table presents a summary of the net increase in cash and cash equivalents in the periods presented:

(Dollars in thousands)	Twenty-six Weeks Ended
	June 24, 2012	June 26, 2011	Change
Net cash provided by operating activities	$34,564	$9,316	$25,248
Net cash (used in) provided by investing activities	(6,361)	9,578	(15,939)
Net cash used in financing activities	(8,286)	(4,051)	(4,235)
Effect of exchange rate changes on cash	(218)	—	(218)
Net increase in cash and cash equivalents	$19,699	$14,843	$4,856

Operating Activities

Net cash provided by operating activities increased $25.3 million to $34.6 million for the twenty-six week period ended June 24, 2012, compared to $9.3 million for the comparable period a year ago.  When compared to the prior year the improvement in 2012 included favorable fluctuations in accounts payable, accounts receivable, inventory and income tax related accounts totaling $36.6 million offset by a $9.6 million decrease in net income and a $4.8 million unfavorable change in prepaid aluminum.

Investing Activities

Our principal investing activities during the twenty-six week period ended June 24, 2012 were the funding of $8.7 million of capital expenditures and the purchase of $2.8 million of certificates of deposit, offset by the receipt of $3.1 million cash proceeds from maturing certificates of deposit and the receipt of $1.7 million cash proceeds from a life insurance policy.  Investing activities during the comparable period a year ago included the receipt of $20.8 million cash proceeds from maturing certificates of deposit, offset by the funding of $9.5 million of capital expenditures and the purchase of $4.0 million of certificates of deposit.  The capital expenditures in both periods were for ongoing improvements to our existing facilities, none of which were individually significant.

Financing Activities

Financing activities during the twenty-six week period ended June 24, 2012 consisted of the payment of cash dividends on our common stock totaling $8.7 million, partially offset by the receipt of cash proceeds from the exercise of stock options totaling $0.4 million. Financing activities during the twenty-six week period ended June 26, 2011 consisted of the payment of cash dividends on our common stock totaling $8.7 million, partially offset by the receipt of cash proceeds from the exercise of stock options totaling $4.3 million.

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican peso, the value of which was relatively unchanged in relation to the U.S. dollar in the first half of 2012.  Foreign currency transaction losses in the second quarter of 2012 totaled $0.1 million compared to a gain of $0.1 million in the comparable period a year ago.  For the first half of 2012, foreign currency transaction gains totaled $0.1 million compared to $0.4 million for the comparable period in 2011. All transaction gains and losses are included in other income (expense) in the condensed consolidated income statements.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at June 24, 2012 of $62.5 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments in place for the delivery of natural gas through 2012. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale (NPNS) exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of June 24, 2012 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency.    A significant portion of our business operations are conducted in Mexico. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities and, at June 24, 2012, we had not entered into any foreign exchange contracts.

During the first two quarters of 2012, the Mexican peso exchange rate to U.S. dollar averaged 13.3 pesos per U.S. dollar. Based on the balance sheet at June 24, 2012, a 10 percent change in the relationship between the peso and the U.S. dollar may result in a translation impact of between $8.3 million and $10.2 million, which would be recognized in other comprehensive income.

Our business requires us to settle transactions between currencies in both directions, i.e., peso to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” On a net basis our transaction flows were long on the peso. For the first two quarters of 2012, we had a $0.1 million net foreign exchange transaction gain related to the peso. Based on the current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances and there can be no assurances that the net transaction balance will not change significantly in the future.

Natural Gas Purchase Commitments.  When market conditions warrant, we enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as natural gas. However, we do not enter into derivatives or other financial instrument transactions for speculative purposes. At June 24, 2012, we had several purchase commitments in place for the delivery of natural gas in 2012 for a total cost of $2.5 million. These fixed price natural gas contracts may expose us to higher costs that cannot be recouped in selling prices in the event that the market price of natural gas declines below the contract price.  As of June 24, 2012, we have fixed price natural gas purchase agreements for deliveries in 2012 that represent approximately 18 percent of our estimated natural gas consumption for the year.

Also see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our 2011 Annual Report on Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management” in this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 24, 2012.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 24, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended June 24, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date:	August 3, 2012	/s/ Steven J. Borick
Steven J. Borick Chairman, Chief Executive Officer and President

Date:	August 3, 2012	/s/ Kerry A. Shiba
Kerry A. Shiba Executive Vice President and Chief Financial Officer