Form 10-Q
period 2012-09-23
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2012-11-01
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2012

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
Yes  ☐    No  ☑

Number of shares of no par value common stock outstanding as of October 26, 2012: 27,249,888

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Condensed Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
NET SALES	$193,926	$207,057	$611,436	$605,325
Cost of sales	178,906	194,482	563,592	556,326
GROSS PROFIT	15,020	12,575	47,844	48,999
Selling, general and administrative expenses	5,960	6,607	20,335	19,653
Impairment of long-lived assets	—	—	—	340
INCOME FROM OPERATIONS	9,060	5,968	27,509	29,006
Interest income, net	357	247	873	896
Other income (expense), net	465	(1,091)	803	34
INCOME BEFORE INCOME TAXES	9,882	5,124	29,185	29,936
Income tax benefit (provision)	5,174	(896)	(981)	(2,954)
NET INCOME	$15,056	$4,228	$28,204	$26,982
INCOME PER SHARE - BASIC	$0.55	$0.16	$1.04	$1.00
INCOME PER SHARE - DILUTED	$0.55	$0.16	$1.03	$0.99
DIVIDENDS DECLARED PER SHARE	$0.16	$0.16	$0.48	$0.48

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011

Net income	$15,056	$4,228	$28,204	$26,982
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	6,098	(12,372)	4,994	(9,511)
Defined benefit pension plan:
Amortization of amounts resulting from changes in actuarial assumptions	67	—	198	—
Tax benefit	(24)	—	(76)	—
Pension changes, net of tax	43	—	122	—
Other comprehensive income (loss), net of tax	6,141	(12,372)	5,116	(9,511)
Comprehensive income (loss)	$21,197	$(8,144)	$33,320	$17,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	September 23, 2012	December 25, 2011
ASSETS
Current assets:
Cash and cash equivalents	$214,894	$187,795
Short term investments	5,011	5,126
Accounts receivable, net	120,743	119,895
Inventories	66,546	66,933
Income taxes receivable	1,903	4,950
Deferred income taxes, net	5,513	5,299
Assets held for sale	—	1,500
Other current assets	10,994	12,785
Total current assets	425,604	404,283
Property, plant and equipment, net	147,097	145,747
Investment in and advances to unconsolidated affiliate	4,638	4,725
Non-current deferred income taxes, net	471	16,795
Non-current assets	27,694	21,681
Total assets	$605,504	$593,231

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,024	$29,018
Accrued expenses	43,534	39,532
Total current liabilities	79,558	68,550

Non-current income tax liabilities	9,744	33,102
Other non-current liabilities	33,206	31,064
Commitments and contingencies (Note 15)	—	—
Shareholders' equity:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 27,249,138 shares
(27,164,013 shares at December 25, 2011)	71,002	68,775
Accumulated other comprehensive loss	(60,484)	(65,600)
Retained earnings	472,478	457,340
Total shareholders' equity	482,996	460,515
Total liabilities and shareholders' equity	$605,504	$593,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	September 23, 2012	September 25, 2011
NET CASH PROVIDED BY OPERATING ACTIVITIES	$48,156	$21,288

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(14,265)	(13,735)
Proceeds from life insurance policy	1,726	—
Proceeds from sales and maturities of investments	4,092	20,769
Purchase of investments	(3,978)	(3,973)
Proceeds from sale of property, plant and equipment	2,061	—
Collection of amounts receivable from sale of unconsolidated affiliate	—	2,867
Loan to unconsolidated affiliate	—	(450)
Premiums paid for life insurance	(352)	(630)
Other	104	78
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(10,612)	4,926

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(13,063)	(13,011)
Proceeds from exercise of stock options	810	4,438
Excess tax benefits from exercise of stock options	—	222
NET CASH USED IN FINANCING ACTIVITIES	(12,253)	(8,351)

Effect of exchange rate changes on cash	1,808	(427)

Net increase in cash and cash equivalents	27,099	17,436

Cash and cash equivalents at the beginning of the period	187,795	129,631

Cash and cash equivalents at the end of the period	$214,894	$147,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock		Accumulated Other
	Number of Shares	Amount	Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 25, 2011	27,164,013	$68,775	$(65,600)	$457,340	$460,515
Comprehensive income:
Net income	—	—	—	28,204	28,204
Other comprehensive income, net of tax	—	—	5,116	—	5,116
Stock options exercised	52,325	810	—	—	810
Issuance of restricted stock, net of forfeitures	32,800	—	—	—	—
Stock-based compensation expense	—	1,506	—	—	1,506
Tax impact of stock options	—	(89)	—	—	(89)
Cash dividends declared ($0.48 per share)	—	—	—	(13,066)	(13,066)
Balance at September 23, 2012	27,249,138	$71,002	$(60,484)	$472,478	$482,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Notes to Condensed Consolidated Financial Statements
September 23, 2012
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

Ford Motor Company (Ford), General Motors Company (GM) and Chrysler Group LLC (Chrysler) were our customers individually accounting for more than 10 percent of our consolidated sales in the first three quarters of 2012 and together represented approximately 76 percent and 75 percent of our total sales during the first three quarters of 2012 and 2011, respectively. We also manufacture aluminum wheels for Nissan, Toyota, BMW, Subaru, Mitsubishi and Volkswagen.  The loss of all or a substantial portion of our sales to Ford, GM or Chrysler would have a significant adverse impact on our operating results and financial condition. This risk is partially mitigated by our long-term relationships with these OEM customers and our supply arrangements which are generally for multi-year periods.

The North American market for automobiles and light-duty trucks (including SUV's and crossover vehicles) has experienced rather pronounced cyclicality over recent years. Beginning with the third quarter of 2008, the automotive industry was negatively impacted by the continued dramatic shift away from full-size trucks and SUVs caused by high fuel prices, rising commodity prices and the tightening of consumer credit due to the then deteriorating financial markets. Following a steep recession in demand for most of 2009, the U.S. automotive industry began to recover in late 2009. While vehicle production levels still remain below historical high points, the market has remained relatively stable since the 2009 recession. However, there can be no guarantee that current vehicle demand and production levels will be sustained in future periods.  Vehicle demand is subject to many unpredictable factors such as changes in the general economy, gasoline prices, consumer credit availability and interest rates.  Demand for aluminum wheels can be further affected by other factors, including pricing and performance comparisons to competitive materials such as steel.  Finally, the demand for our products is influenced by shifts of market share between vehicle manufacturers and the specific market penetration of individual vehicle platforms being sold by our customers.

While we historically have had long-term relationships with our customers and our supply arrangements generally are for multi-year periods, maintaining such long-term arrangements on terms acceptable to us has become increasingly difficult. Despite recovery of the market for our products since late in 2009, global competitive pricing pressures continue to affect our business negatively as our customers maintain and/or further develop alternative supplier options. Increasingly global procurement practices and competition, and the pressure for price reductions may make it more difficult to maintain long-term supply arrangements with our customers. As a result, there can be no guarantees that we will be able to negotiate supply arrangements with our customers on terms acceptable to us in the future.

We are engaged in ongoing programs to reduce our own costs through improved operational and procurement practices in an attempt to mitigate the impact of these pricing pressures. However, these improvement programs may not be sufficient to offset the adverse impact of ongoing pricing pressures and potential reductions in customer demand in future periods. Additional factors such as inconsistent customer ordering patterns, increasing product complexity and heightened quality standards also are making it increasingly more difficult to reduce our costs. It is also possible that as we incur costs to implement improvement strategies, the initial impact of these strategies on our financial position, results of operations and cash flow may be negative.

The raw materials used in producing our products are readily available and are obtained through suppliers with whom we have, in many cases, relatively long-standing trade relations.

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

We use a 4-4-5 convention for our fiscal quarters, which are thirteen week periods generally ending on the last Sunday of each calendar quarter.  We refer to these thirteen week fiscal periods as “quarters” throughout this report.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated income statements for the thirteen and thirty-nine week periods ended September 23, 2012 and September 25, 2011, (ii) the condensed consolidated statements of comprehensive income for the thirteen and thirty-nine week periods ended September 23, 2012 and September 25, 2011, (iii) the condensed consolidated balance sheets at September 23, 2012 and December 25, 2011, (iv) the condensed consolidated statements of cash flows for the thirty-nine week periods ended September 23, 2012 and September 25, 2011, and (v) the condensed consolidated statement of shareholders’ equity for the thirty-nine week period ended September 23, 2012. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP.  The condensed consolidated balance sheet as of December 25, 2011, included in this report, was derived from our 2011 audited financial statements, but does not include all disclosures required by U.S. GAAP.

New Accounting Pronouncement

In June 2011, the FASB modified the presentation of comprehensive income in the financial statements. The revised standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and must be applied retrospectively. This standard eliminates the former option to report other comprehensive income and its components in the statement of changes in equity. The revised standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The modification of the standard did not have an effect on our consolidated results of operations and financial position, when adopted, on December 26, 2011.

Note 3 – Investment in Unconsolidated Affiliate

On June 28, 2010, we executed a share subscription agreement (the Agreement) with Synergies Castings Limited (Synergies), a private aluminum wheel manufacturer based in Visakhapatnam, India, providing for our acquisition of a minority interest in Synergies. As of September 23, 2012, the total cash investment in Synergies amounted to $4.5 million, representing 12.6 percent of the outstanding equity shares of Synergies. Through September 22, 2011, the Agreement provided the company with rights to appoint a member to the Synergies board of directors and veto powers over significant financial policy and operating decisions, and as a result of these provisions, we were able to exert significant influence over Synergies and accounted for this investment under the equity method.

Effective September 23, 2011, the Agreement was amended for certain events and removed the company's rights to appoint a director and its veto powers over significant financial policy and operating decisions. As a result of the amendment, it was determined that the company no longer had the ability to exercise significant influence over Synergies' financial policies and operations, and that the equity method of accounting for our investment was no longer appropriate. Accordingly, effective with the amendment, the company began accounting for Synergies under the cost method of accounting on a prospective basis. Our proportionate share of Synergies operating results was immaterial from our original investment through September 23, 2011. During 2011, a group of existing equity holders, including the company, made a loan of $1.5 million to Synergies for working capital needs. The company's share of this unsecured advance was $450,000, with terms including repayment over 24 months, and bearing interest at 7 percent per annum, payable quarterly. The principal balance as of September 23, 2012 was $346,000.

Note 4 – Impairment of Long-Lived Assets and Assets Held for Sale

During the third quarter of 2012, we completed the sale of the closed Pittsburg, Kansas facility for $2.0 million, and the purchase price less commission and fees was collected in cash, consistent with the carrying value. The fair value of these assets was determined based upon comparable sales information and with the assistance of independent third party appraisers and we had classified the inputs to the nonrecurring fair value measurement of these assets as being level 2 within the fair value hierarchy in accordance with U.S. GAAP. During the second quarter of 2011, an impairment charge of $0.3 million related to our closed Johnson City, Tennessee facility was recorded because its fair value was determined to be less than its remaining book value based on current negotiations for the sale of the asset. During 2011, the company completed the sale of the closed Johnson City, Tennessee facility for $1.7 million, and the purchase price less commission and fees was collected in cash, consistent with the carrying value.

Note 5 – Stock-Based Compensation

Our 2008 Equity Incentive Plan authorizes us to issue up to 3.5 million shares of common stock as incentive and non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants.  At September 23, 2012, there were 2.1 million shares available for future grants under this plan. No more than 100,000 shares may be used under the plan as “full value” awards, which include restricted stock and performance units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options and restricted shares granted under the plan require no less than a three year ratable vesting period.

During the first three quarters of 2012 and 2011, we granted options for a total of 247,500 and 273,200 shares, respectively.  The weighted average fair values at the grant dates for options issued during the first three quarters of 2012 and 2011 were $5.10 and $5.75 per option, respectively. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the first three quarters of 2012 and 2011, respectively: (i) dividend yield on our common stock of 3.74 percent and 3.86 percent; (ii) expected stock price volatility of 41.2 percent and 37.7 percent; (iii) a risk-free interest rate of 1.36 percent and 2.65 percent; and (iv) an expected option term of 6.9 years for both periods.  During the first three quarters of 2012, the number of stock options exercised totaled 52,325 and 146,750 options were canceled. During the first three quarters of 2011, stock options totaling 279,973 were exercised, and 352,425 options were canceled.

During the first three quarters of 2012 and 2011, we also granted restricted shares, or “full value” awards, totaling 33,550 and 28,250 shares, respectively. The fair values of each issued restricted share on the dates of grant averaged $16.92 and $22.47 for the first three quarters of 2012 and 2011, respectively. Restricted share awards, which are subject to forfeiture if employment terminates prior to the shares vesting, are expensed ratably over the vesting period. Shares of restricted stock are considered issued and outstanding shares at the date of grant and have the same dividend and voting rights as other common stock. Dividends paid on the restricted shares are non-forfeitable if the restricted shares do not ultimately vest.

Stock-based compensation expense related to our unvested stock options and restricted share awards was allocated as follows:

(Dollars in thousands)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Cost of sales	$49	$135	$187	$351
Selling, general and administrative expenses	456	481	1,319	1,440
Stock-based compensation expense before income taxes	505	616	1,506	1,791
Income tax benefit	(133)	—	(385)	—
Total stock-based compensation expense after income taxes	$372	$616	$1,121	$1,791

As discussed in Note 9 – Income Taxes, we had previously provided valuation allowances on our U.S. deferred tax assets.  Consequently, the income tax benefit on our stock-based compensation expense in the first three quarters of 2011 was entirely offset by changes in valuation allowances.  As of September 23, 2012, a total of $3.2 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.1 years.  There were no significant capitalized stock-based compensation costs at September 23, 2012 and December 25, 2011.

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

(Dollars in thousands)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Net sales:	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
U.S.	$68,496	$76,993	$236,251	$218,257
Mexico	125,430	130,064	375,185	387,068
Consolidated net sales	$193,926	$207,057	$611,436	$605,325

Property, plant and equipment, net:			September 23, 2012	December 25, 2011
U.S.			$50,105	$45,936
Mexico			96,992	99,811
Consolidated property, plant and equipment, net			$147,097	$145,747

Note 7 – Pre-Production Costs Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customers and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Recognized deferred tooling revenues included in net sales in the condensed consolidated income statements totaled $2.1 million for the thirteen weeks ended September 23, 2012 and September 25, 2011, and $6.1 million and $6.7 million for the thirty-nine weeks ended September 23, 2012 and September 25, 2011, respectively. The following table summarizes the unamortized customer-owned tooling costs included in our non-current assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities.

(Dollars in Thousands)	September 23, 2012	December 25, 2011
Unamortized Preproduction Costs
Preproduction costs	$49,775	$42,118
Accumulated amortization	(36,832)	(31,548)
Net preproduction costs	$12,943	$10,570

Deferred Tooling Revenues
Accrued expenses	$5,708	$5,158
Other non-current liabilities	3,765	2,401
Total deferred tooling revenues	$9,473	$7,559

Note 8 – Income Per Share

In accordance with U.S. GAAP, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share includes the dilutive effect of outstanding stock options calculated using the treasury stock method.

The computation of diluted earnings per share does not include stock option awards that were outstanding and anti-dilutive (i.e., including such awards would result in higher earnings per share), since the exercise prices of these awards exceeded the average market price of the company’s common stock during the respective periods.  For the thirteen and thirty-nine week periods ended September 23, 2012, 2.5 million and 2.1 million shares issuable under outstanding stock options were excluded from the computations, respectively.  For the thirteen and thirty-nine week periods ended September 25, 2011, 1.9 million and 1.5 million shares issuable under outstanding stock options were excluded from the computations, respectively. Summarized below are the calculations of basic and diluted earnings per share.

(In thousands, except per share amounts)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Basic Income Per Share:
Reported net income	$15,056	$4,228	$28,204	$26,982
Basic income per share	$0.55	$0.16	$1.04	$1.00
Weighted average shares outstanding - Basic	27,234	27,156	27,205	27,022

Diluted Income Per Share:
Reported net income	$15,056	$4,228	$28,204	$26,982
Diluted income per share	$0.55	$0.16	$1.03	$0.99
Weighted average shares outstanding	27,234	27,156	27,205	27,022
Weighted average dilutive stock options	87	121	108	357
Weighted average shares outstanding - Diluted	27,321	27,277	27,313	27,379

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

During the fourth quarter of 2011, we determined that it was more likely than not that our deferred tax assets would be realized in future periods and reversed the valuation allowances carried against our federal and certain state net deferred tax assets in the U.S. In determining when to release the valuation allowances, we considered all available evidence, both positive and negative.  Consistent with our policy, the valuation allowance against our U.S. net deferred income tax assets was not reversed until such time as we had generated three years of cumulative pre-tax income and had reached sustained profitability in the U.S., which we define as two consecutive one year periods of pre-tax income, which occurred in the fourth quarter of 2011. As of September 23, 2012 valuation allowances carried against our deferred tax assets totaled $2.7 million.

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

For the thirteen weeks ended September 23, 2012 the benefit from income taxes was $5.2 million, which was a negative effective income tax rate of 52 percent. For the thirty-nine weeks ended September 23, 2012 the provision for income taxes was $1.0 million, which was an effective income tax rate of 3 percent. During the third quarter of 2012, the Mexican taxing authorities finalized their audit of the 2004 tax year of Superior Industries de Mexico S.A. de C.V. (SIM), our wholly-owned Mexican subsidiary. As a result of this settlement, the company paid $0.9 million and reversed approximately $21.7 million of liabilities for uncertain tax positions, which was partially offset by the reversal of competent authority deferred tax assets of $12.7 million that were recorded in the U.S. The reversals recorded during the third quarter of 2012 caused the negative effective income tax rate for the thirteen week period ended September 23, 2012 and caused the effective tax rate for the thirty-nine week period ended September 23, 2012 to be substantially lower than the U.S. federal tax rate of 35 percent. The effective tax rates for the thirteen week period and the thirty-nine week period ended September 23, 2012 were also impacted by increases in unrecognized tax benefit positions, foreign income taxes (taxed at rates lower than the U. S. statutory rates) and state income taxes (net of federal tax benefit).

The income tax provision for the thirteen weeks ended September 25, 2011 was $0.9 million, which was an effective income tax rate of 17 percent. The income tax provision for the thirty-nine weeks ended September 25, 2011 was $3.0 million, which was an effective income tax rate of 10 percent. In December 2010, tax laws were amended affecting the taxation of consignment contract manufactures in Mexico, which beginning in 2011, subjected certain income already subject to U.S. federal income taxes to income taxes in Mexico. During the second quarter of 2011, we were advised by the Mexican tax authorities that they would accept an alternative method of income allocation, resulting in a substantial decrease in income subject to Mexican income taxes. As a result, the December 2010 tax law change did not have a significant impact on our third quarter or year-to-date 2011 tax provisions. During the first three quarters of 2011, our federal, state and foreign valuation allowances had been reduced to the extent of taxable income generated in these jurisdictions. This reduction in the valuation allowances was approximately $8.6 million, reducing the aggregate amount of the valuation allowances to $34.7 million from $43.3 million at December 26, 2010. In addition, the effective tax rate is favorably impacted by foreign tax credits and research and development credits.

Within the next twelve month period ending September 29, 2013, we do not expect any of the unrecognized tax benefits to be recognized due to the expiration of related statutes of limitations or completion of any income tax examinations, except as described in the following paragraph. During the first three quarters of 2012, the liability for uncertain tax positions decreased by $23.4 million to $9.7 million from $33.1 million at December 25, 2011, primarily as a result of the $21.7 million reversal resulting from the settlement of the 2004 tax year audit of SIM, and the $6.3 million reversal of the liability as a result of the expiration of the statute of limitations for the 2006 tax year of our operations in Mexico, partially offset by $1.0 million of interest and penalties which were recognized in income tax expense, a $1.3 million increase for uncertain tax positions taken in prior periods and $2.3 million of foreign currency translation adjustments.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Mexico, the Netherlands, India and the United States.  We are no longer under examination by taxing authorities regarding any U.S. federal income tax returns for years before 2009 while the years open for examination under various state and local jurisdictions varies. Mexico's Tax Administration Service (SAT), is currently examining the 2007 tax year of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary, and we expect the 2007 audit to be completed within the next twelve months. On July 18, 2012, we received an observation letter for the 2007 tax audit from SAT. For 2007, SAT has proposed certain adjustments related primarily to intercompany charges and we are currently providing responses to SAT regarding the 2007 audit. We believe that we have adequately provided for any reasonably foreseeable outcomes related to these proposed adjustments and the ultimate resolution of these matters is unlikely to have a material effect on our consolidated financial position; however, there is still a possibility that an adverse outcome of these matters could have a material effect on our consolidated financial condition.

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

Restricted Deposits

We purchase certificates of deposit with maturity dates that expire within twelve months that are used to secure our workers’ compensation obligations and collateralize letters of credit securing our forward natural gas contracts in Mexico.  At September 23, 2012 and December 25, 2011, certificates of deposit totaling $5.0 million and $5.1 million, respectively, which were restricted in use, were classified as short-term investments on our condensed consolidated balance sheets.

Note 11 – Accounts Receivable

(Dollars in thousands)
	September 23, 2012	December 25, 2011
Trade receivables	$115,599	$114,811
Other receivables	5,619	5,423
	121,218	120,234
Allowance for doubtful accounts	(475)	(339)
Accounts receivable, net	$120,743	$119,895

Note 12 – Inventories

(Dollars in thousands)
	September 23, 2012	December 25, 2011
Raw materials	$17,184	$24,347
Work in process	30,719	26,921
Finished goods	18,643	15,665
Inventories	$66,546	$66,933

Service wheel and parts inventory included in other non-current assets in the condensed consolidated balance sheets was $9.0 million and $2.8 million at September 23, 2012 and December 25, 2011, respectively.

Note 13 – Property, Plant and Equipment

(Dollars in thousands)
	September 23, 2012	December 25, 2011
Land and buildings	$70,302	$67,500
Machinery and equipment	405,422	390,304
Leasehold improvements and others	8,383	8,274
Construction in progress	7,932	8,908
	492,039	474,986
Accumulated depreciation	(344,942)	(329,239)
Property, plant and equipment, net	$147,097	$145,747

Depreciation expense was $6.5 million and $6.7 million for the thirteen weeks ended September 23, 2012 and September 25, 2011, respectively. Depreciation expense was $19.5 million and $20.9 million for the thirty-nine weeks ended September 23, 2012 and September 25, 2011, respectively.

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

For the thirty-nine weeks ended September 23, 2012, payments to retirees or their beneficiaries totaled approximately $865,000.  We presently anticipate benefit payments in 2012 to total approximately $1.3 million.  The following table summarizes the components of net periodic pension cost for the first three quarters of 2012 and 2011.

(Dollars in thousands)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Service cost	$61	$74	$183	$218
Interest cost	304	323	914	957
Net amortization	66	6	197	17
Net periodic pension cost	$431	$403	$1,294	$1,192

Note 15 – Commitments and Contingencies

The third quarter 2012 cost of sales includes a $3.5 million benefit from the release of a contingency reserve, established in a prior year, for an uncertainty related to a foreign consumption tax that was resolved during the third quarter.

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for our operations in Mexico requires the transfer of funds denominated in the Mexican peso, the value of which increased by 7 percent in relation to the U.S. dollar in the first three quarters of 2012.  Foreign currency transaction gains in the third quarter of 2012 totaled $0.5 million compared to foreign currency transaction losses of $1.4 million in the comparable period a year ago.  For the first three quarters of 2012, foreign currency transaction gains totaled $0.6 million compared to foreign currency transaction losses of $1.0 million for the comparable period in 2011. All transaction gains and losses are included in other income (expense) in the condensed consolidated income statements.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at September 23, 2012 of $56.4 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. At September 23, 2012 we have several purchase commitments in place for the delivery of natural gas through 2012 for a total cost of $1.3 million. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale (NPNS) exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of September 23, 2012 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

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

Executive Overview

Overall North American production of passenger cars and light trucks in the third quarter of 2012 was reported by industry publications as being up by approximately 15 percent versus the comparable period a year ago, with production of passenger cars increasing 23 percent and production of light trucks and SUVs increasing 9 percent.  The North American market for automobiles and light-duty trucks (including SUVs and crossover vehicles) has experienced rather pronounced cyclicality over recent years. Production levels of the U.S. automotive industry for the third quarter of 2012 were 3.7 million vehicles. Recent North American production levels continue to improve as the economy and low consumer interest rates are generally supportive of market growth and, in addition, the continuing increase in the average age of vehicles on the road appears to be contributing to higher rates of vehicle replacement. In 2011, the average age of an automobile in the U.S. reached 11 years, a new record according to Polk Automotive Research.

Net sales in the third quarter of 2012 decreased $13.2 million, or 6 percent, to $193.9 million from $207.1 million in the comparable period a year ago.  Wheel sales in the third quarter of 2012 decreased $13.6 million, or 7 percent, to $191.4 million from $205.0 million in the comparable period a year ago. Wheel unit shipments increased to 3.0 million from 2.9 million a year ago.  Gross profit in the third quarter of 2012 was $15.0 million, or 8 percent of net sales, compared to $12.6 million, or 6 percent of net sales, in the comparable period a year ago.  Net income for the third quarter of 2012 was $15.1 million, or $0.55 per diluted share, and included an income tax benefit of $5.2 million, compared to net income in the third quarter of 2011 of $4.2 million, or $0.16 per diluted share, which included income tax expense of $0.9 million. The tax benefit in the third quarter of 2012 resulted from the release of a portion of our net liability for uncertain tax positions upon settlement of the 2004 tax year audit in Mexico.

Despite the benefit of higher unit sales volume, our operating performance continues to reflect a negative impact from product mix changes and operating inefficiencies, primarily in the U.S. operations.  We continue to focus on programs to reduce costs and improve efficiencies through improved operational and procurement practices and capital investment. However, this comparison partially reflects what often can be the time-consuming nature of developing and implementing operational cost reduction programs.  Other cost increases, such as for energy and raw materials which are not adjusted for in our product pricing agreements, also may occur in the future and have a negative impact on our future operating results, financial condition and cash flows.

Results of Operations

(Dollars in thousands, except per share amounts)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Selected data	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Net sales	$193,926	$207,057	$611,436	$605,325
Gross profit	$15,020	$12,575	$47,844	$48,999
Percentage of net sales	7.7%	6.1%	7.8%	8.1%
Income from operations	$9,060	$5,968	$27,509	$29,006
Percentage of net sales	4.7%	2.9%	4.5%	4.8%
Net income	$15,056	$4,228	$28,204	$26,982
Percentage of net sales	7.8%	2.0%	4.6%	4.5%
Diluted income per share	$0.55	$0.16	$1.03	$0.99

Net Sales

Net sales in the third quarter of 2012 decreased $13.2 million, or 6 percent, to $193.9 million from $207.1 million in the comparable period a year ago.  Wheel sales in the third quarter of 2012 decreased $13.6 million, or 7 percent, to $191.4 million from $205.0 million in the comparable period a year ago primarily as a result of a decline in the average price of aluminum, which we generally pass through to our customers. The unit volume of wheels shipped increased 2 percent, while the average unit selling price decreased 8 percent to $64.95 per wheel in the current year period from $70.48 per wheel in the third quarter of 2011. A decline in average aluminum price, the value-added price and mix of wheels sold, and a weakening in the Mexican peso were the primary drivers of the 8 percent decrease in the average selling price of our wheels. Unit shipments increased to Ford, Chrysler, Toyota, BMW and Volkswagen, while shipments decreased to GM, Nissan, Mitsubishi and Subaru.  Wheel development revenues totaled $2.5 million in the third quarter of 2012 and $2.1 million in the comparable period of 2011.

Net sales in the first three quarters of 2012 increased $6.1 million, or 1 percent, to $611.4 million from $605.3 million in the comparable period a year ago primarily as a result of an increase in the number of wheels shipped. Wheel sales increased $5.8 million, or 1 percent, to $604.4 million from $598.6 million in the first three quarters a year ago, as our wheel shipments increased by 9 percent. The average selling price of our wheels during the first three quarters of 2012 decreased approximately 7 percent primarily due to a decrease in the pass-through price of aluminum, as well as the value-added price and mix of wheels sold, and a weakening in the Mexican peso. Wheel program development revenues totaled approximately $7.0 million in the first three quarters of 2012 and $6.7 million in the comparable period of 2011.

U.S. Operations
Net sales of our U.S. operations in the third quarter of 2012 decreased $8.5 million, or 11 percent, to $68.5 million from $77.0 million in the comparable period a year ago. Wheel sales in the third quarter of 2012 decreased $8.8 million, or 12 percent, to $66.3 million from $75.1 million in the third quarter last year. The decrease in sales in the third quarter of 2012 primarily reflects a 6 percent decrease in unit shipments and an 8 percent decrease in the average selling price primarily resulting from a decrease in the pass-through price of aluminum. During the first three quarters of 2012, net sales of our U.S. wheel plants increased $18.1 million, or 8 percent, to $236.3 million from $218.2 million in the comparable period a year ago. Wheel sales in the first three quarters of 2012 increased $17.9 million, or 8 percent, to $230.0 million from $212.1 million in the comparable period a year ago.

The increase in wheel sales in 2012 reflects a 16 percent increase in unit shipments partially offset by a 7 percent decrease in the average selling price primarily as a result of a decrease in the pass-through price of aluminum.

Mexico Operations
Net sales of our Mexico operations in the third quarter of 2012 decreased $4.7 million, or 4 percent, to $125.4 million from $130.1 million in the comparable period a year ago.  While unit shipments increased by 7 percent in the third quarter of 2012, revenues decreased as a result of an 8 percent decrease in the average selling price. The decline in average selling price was due principally to a 9 percent decrease in the pass-through price of aluminum and a weakening in the Mexican peso, somewhat offset by a favorable change in value-added price and mix of wheels sold.  During the first three quarters of 2012, net sales of our Mexico wheel plants decreased $11.9 million, or 3 percent, to $375.2 million from $387.1 million in the comparable period a year ago. While unit volume increased by 5 percent in the first three quarters 2012, revenues decreased due to a 7 percent decrease in the average selling price. The decline in average selling price resulted primarily from a 5 percent decrease in the pass-through price of aluminum and a weakening of the Mexican peso, partially offset by a favorable change in value-added price and mix of wheels sold.

Customer Comparisons
As reported by industry publications, North American production of passenger cars and light trucks in the third quarter of 2012 was up approximately 15 percent compared to the same quarter in the previous year, while our wheel shipments increased 2 percent, for the comparable period.  The increase of North American vehicle production included an increase of 23 percent for passenger cars and an increase of 9 percent for light trucks and SUVs. During the comparable period, our shipments of light truck wheels increased by 16 percent, while passenger car wheel shipments decreased by 26 percent.

OEM unit shipment composition by customer was as follows:

	Thirteen Weeks Ended
	September 23, 2012	September 25, 2011
Ford	41%	33%
General Motors	25%	30%
Chrysler	12%	11%
International customers	22%	26%
Total	100%	100%

At the customer level, shipments in the third quarter of 2012 to Ford increased 24 percent compared to the comparable period a year ago, as light truck and SUV wheel shipments increased 42 percent and shipments of passenger car wheels decreased 16 percent.  At the program level, the major unit shipment increases were for the Escape, F-Series trucks, Taurus, Explorer and Flex, partially offset by unit shipment decreases for the Fusion and Lincoln's Town Car.

Shipments to GM in the third quarter of 2012 decreased 16 percent compared to the third quarter of 2011, as passenger car wheel shipments decreased 53 percent and light truck and SUV wheel shipments decreased 5 percent.  The major unit shipment decreases to GM were for Chevrolet's Malibu, Camaro and Traverse, partially offset by unit shipment increases in Chevrolet's Volt and Impala.

Shipments to Chrysler in the third quarter of 2012 increased 18 percent compared to the third quarter last year, as shipments of light truck and SUV wheels increased 21 percent and passenger car wheels decreased 17 percent.  The major unit shipment increases to Chrysler were for the Jeep Compass, Dodge Journey and the Town and Country, which were partially offset by unit shipment decreases for the discontinued Dodge Nitro.

Shipments to international customers in the third quarter of 2012 decreased 13 percent compared to the third quarter of 2011, as shipments of passenger car wheels decreased 22 percent and shipments of light truck and SUV wheels decreased 1 percent.  At the program level, major unit shipment decreases to international customers were for Nissan's Altima and Sentra, Subaru's Outback, Toyota's Avalon and Mitsubishi's Galant and Endeavor, partially offset by unit shipment increases for the Nissan Maxima, Toyota's Camry and Highlander and the BMW X3.

Gross Profit

Consolidated gross profit increased $2.4 million for the third quarter of 2012 to $15.0 million, or 8 percent of net sales, compared to $12.6 million, or 6 percent of net sales, for the comparable period a year ago.  As indicated above, unit shipments increased 2 percent in the third quarter of 2012 as compared to the third quarter last year. The third quarter 2012 gross profit includes a $3.5 million benefit from the release of a reserve, established in a prior year, for an uncertainty related to a foreign consumption tax that was resolved during the third quarter. Excluding the benefit from releasing the reserve our gross profit was $11.5 million or 6 percent of net sales. Higher levels of manufacturing costs reflect a variety of factors including higher unit volumes, increased maintenance spending, greater labor and contract labor expense and unfavorable changes in foreign exchange rates negatively impacted gross profit for the third quarter of 2012 when compared to the 2011 period.

Consolidated gross profit for the first three quarters of 2012 decreased $1.2 million to $47.8 million, or 8 percent of net sales, compared to $49.0 million, or 8 percent of net sales, for the comparable period a year ago. As noted above, unit shipments in the first three quarters of 2012 increased 9 percent compared to the first three quarters last year. However, higher levels of manufacturing costs reflect a variety of factors including higher unit volumes, increased maintenance spending, greater labor and contract labor expense and unfavorable changes in foreign exchange rates have resulted in lower gross margins for the first three quarters of 2012 when compared to the 2011 period. Gross margins for 2012 were aided partially by the benefit from releasing the foreign consumption tax reserve described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2012 decreased $0.6 million to $6.0 million, or 3 percent of net sales, from $6.6 million, or 3 percent of net sales, for the comparable period in 2011.  The 2012 period included decreases in environmental compliance costs, and labor and fringe benefit expenses. For the first three quarters of 2012, selling, general and administrative expenses were $20.3 million, or 3 percent of net sales, compared to $19.7 million, or 3 percent of net sales, for the comparable period in 2011. The year-to-date period included increases totaling $1.1 million in legal, audit and consulting fees, partially offset by $0.4 million lower labor and fringe benefit costs.

Impairment of Long-Lived Assets and Other Charges

During the second quarter of 2011 a $0.3 million charge was recorded to adjust the carrying value of our closed Johnson City, Tennessee facility which was included in assets held for sale until sold on October 14, 2011.

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

Consolidated income from operations increased $3.1 million in the third quarter of 2012 to $9.1 million, or 5 percent of net sales, from $6.0 million, or 3 percent of net sales, in the comparable period in 2011.  Income from our Mexican operations increased $7.6 million, while income from our U.S. operations decreased $6.2 million, when comparing the third quarter of 2012 to the comparable period in 2011.  Operating income in the third quarter of 2012 reflects the $3.5 million benefit from releasing the foreign consumption tax reserve described above, partially offset by unfavorable impacts of changes in product mix, as compared to the third quarter last year. Additionally, corporate costs incurred during the third quarter of 2012 were $1.8 million lower than the comparable period in 2011 primarily due to decreases in workers' compensation costs of $0.5 million, medical self-insurance costs of $0.4 million, as well as lower environmental compliance and legal expenses.

For the first three quarters of 2012, consolidated income from operations decreased $1.5 million to income of $27.5 million, or 4 percent of net sales, from $29.0 million, or 5 percent of net sales, in 2011. Income from our U.S. operations decreased $13.3 million, while income from our Mexico operations increased $11.7 million when comparing 2012 to 2011. Operating income in the first three quarters of 2012 has been unfavorably impacted by changes in product mix and foreign exchange rates, partially offset by the benefit from releasing the foreign consumption tax reserve discussed above, as compared to the first three quarters last year. Corporate costs incurred during the first three quarters of 2012 were relatively unchanged as compared to the comparable period in 2011. Included below are the major items that impacted income from operations for our U.S. and Mexico operations during the third quarter and year-to-date period of 2012.

U.S. Operations
Operating income from our U.S. operations in the third quarter of 2012 decreased by $6.2 million compared to the third quarter last year.  Our U.S. operations during both periods consisted of two wheel plants located in Arkansas.  Income from our U.S operations in the third quarter of 2012 reflects a 6 percent decrease in unit shipments, as well as a negative change in product mix and higher operating costs and inefficiencies which caused gross margin to decline to negative 10 percent of sales in the third quarter of 2012 from a break-even gross margin in the comparable 2011 period. The decline in operating income reflects an increase in plant labor and fringe benefit costs of $2.2 million caused by higher headcount and increases in contract labor, in addition to a $2.3 million increase in plant repair, maintenance and supply costs in the third quarter of 2012, compared to the third quarter last year.

Income from operations for the first three quarters of 2012 decreased by $13.3 million compared to the first three quarters of last year. Income from our U.S. operations in the first three quarters of 2012 included an increase in unit shipments of approximately 16 percent; however, this improvement was offset by a negative change in product mix and higher operating costs which caused our gross margin to decline from 3 percent of sales in 2011 to a negative 3 percent of sales in 2012. High capacity utilization at our plants, especially in the first six months of 2012, and operating inefficiencies have strained personnel and factory resources. The decline in operating income reflects an increase in plant labor costs of $9.3 million, caused by higher headcount and increases in contract labor and medical self-insurance costs, for the 2012 period compared to 2011. Plant repair, maintenance and supply costs also increased $7.9 million in the first three quarters of 2012, compared to the first three quarters last year.

Mexico Operations
Income from operations for our Mexico operations increased by $7.6 million in the third quarter of 2012 compared to the third quarter of 2011.  Mexico operations during both periods consisted of three wheel plants.  Income for the third quarter of 2012 includes the $3.5 million benefit from releasing the foreign consumption tax reserve described above. Income from our Mexico operations reflects a 7 percent increase in unit shipments and, excluding the benefit from release of the consumption tax reserve, an increase in gross profit margins from 13 percent to 17 percent in the third quarter of 2012 as compared to the third quarter last year. During the third quarter of 2012, plant labor and benefit costs decreased 3 percent while wheels produced per labor hour increased 6 percent, when compared to the third quarter last year. However, product mix and foreign exchange rate changes have unfavorably impacted operating income when comparing the third quarter of 2012 with the third quarter last year.

Income from operations for the first three quarters of 2012 increased by $11.7 million compared to the first three quarters of 2011. Income from our Mexico operations in the first three quarters of 2012 included a 5 percent increase in unit shipments and, excluding the benefit from release of the consumption tax reserve discussed above, an increase in gross profit margins from 14 percent to 17 percent in the first three quarters of 2012 as compared to the first three quarters last year. During the first three quarters of 2012, plant labor and benefit costs decreased 4 percent while wheels produced per labor hour increased 12 percent, when compared to the first three quarters last year, while foreign exchange rate changes unfavorably impacted operating income when comparing the first three quarters of 2012 with the prior year.

U.S. versus Mexico Production
During the third quarter of 2012, wheels produced by our Mexico and U.S. operations accounted for 64 percent and 36 percent, respectively, of our total production.  For the first three quarters of 2012, wheels produced by our Mexico and U.S. operations accounted for 62 percent and 38 percent, respectively, of our total production. We currently anticipate that the percentage of production in Mexico will remain between 60 percent and 65 percent of our total production for the remainder of 2012.

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

During the fourth quarter of 2011, we determined that it was more likely than not that our deferred tax assets would be realized in future periods and reversed the valuation allowances carried against our federal and certain state net deferred tax assets in the U.S. In determining when to release the valuation allowances, we considered all available evidence, both positive and negative.  Consistent with our policy, the valuation allowance against our U.S. net deferred income tax assets was not reversed until such time as we had generated three years of cumulative pre-tax income and had reached sustained profitability in the U.S., which we define as two consecutive one year periods of pre-tax income, which occurred in the fourth quarter of 2011. As of September 23, 2012 valuation allowances carried against our deferred tax assets totaled $2.7 million.

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

For the thirteen weeks ended September 23, 2012 the benefit from income taxes was $5.2 million, which was a negative effective income tax rate of 52 percent. For the thirty-nine weeks ended September 23, 2012 the provision for income taxes was $1.0 million, which was an effective income tax rate of 3 percent. During the third quarter of 2012, the Mexican taxing authorities finalized their audit of the 2004 tax year of Superior Industries de Mexico S.A. de C.V. (SIM), our wholly-owned Mexican subsidiary. As a result of this settlement, the company paid $0.9 million and reversed approximately $21.7 million of liabilities for uncertain tax positions, which was partially offset by the reversal of competent authority deferred tax assets of $12.7 million that were recorded in the U.S. The reversals recorded during the third quarter of 2012 caused the negative effective income tax rate for the thirteen week period ended September 23, 2012 and caused the effective tax rate for the thirty-nine week period ended September 23, 2012 to be substantially lower than the U.S. federal tax rate of 35 percent. The effective tax rates for the thirteen week period and the thirty-nine week period ended September 23, 2012 were also impacted by increases in unrecognized tax benefit positions, foreign income taxes (taxed at rates lower than the U. S. statutory rates) and state income taxes (net of federal tax benefit).

The income tax provision for the thirteen weeks ended September 25, 2011 was $0.9 million, which was an effective income tax rate of 17 percent. The income tax provision for the thirty-nine weeks ended September 25, 2011 was $3.0 million, which was an effective income tax rate of 10 percent. In December 2010, tax laws were amended affecting the taxation of consignment contract manufactures in Mexico, which beginning in 2011, subjected certain income already subject to U.S. federal income taxes to income taxes in Mexico. During the second quarter of 2011, we were advised by the Mexican tax authorities that they would accept an alternative method of income allocation, resulting in a substantial decrease in income subject to Mexican income taxes. As a result, the December 2010 tax law change did not have a significant impact on our third quarter or year-to-date 2011 tax provisions. During the first three quarters of 2011, our federal, state and foreign valuation allowances had been reduced to the extent of taxable income generated in these jurisdictions. This reduction in the valuation allowances was approximately $8.6 million, reducing the aggregate amount of the valuation allowances to $34.7 million from $43.3 million at December 26, 2010. In addition, the effective tax rate is favorably impacted by foreign tax credits and research and development credits.

Within the next twelve month period ending September 29, 2013, we do not expect any of the unrecognized tax benefits to be recognized due to the expiration of related statutes of limitations or completion of any income tax examinations, except as described in the following paragraph. During the first three quarters of 2012, the liability for uncertain tax positions decreased by $23.4 million to $9.7 million from $33.1 million at December 25, 2011, primarily as a result of the $21.7 million reversal resulting from the settlement of the 2004 tax year audit of SIM, and the $6.3 million reversal of the liability as a result of the expiration of the statute of limitations for the 2006 tax year of our operations in Mexico, partially offset by $1.0 million of interest and penalties which were recognized in income tax expense, a $1.3 million increase for uncertain tax positions taken in prior periods and $2.3 million of foreign currency translation adjustments.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Mexico, the Netherlands, India and the United States.  We are no longer under examination by taxing authorities regarding any U.S. federal income tax returns for years before 2009 while the years open for examination under various state and local jurisdictions varies. Mexico's Tax Administration Service (SAT), is currently examining the 2007 tax year of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary, and we expect the 2007 audit to be completed within the next twelve months. On July 18, 2012, we received an observation letter for the 2007 tax audit from SAT. For 2007, SAT has proposed certain adjustments related primarily to intercompany charges and we are currently providing responses to SAT regarding the 2007 audit. We believe that we have adequately provided for any reasonably foreseeable outcomes related to these proposed adjustments and the ultimate resolution of these matters is unlikely to have a material effect on our consolidated financial position; however, there is still a possibility that an adverse outcome of these matters could have a material effect on our consolidated financial condition.

Net Income

Net income in the third quarter of 2012 was $15.1 million, or $0.55 per diluted share, and included an income tax benefit of $5.2 million, compared to net income in the third quarter of 2011 of $4.2 million, or $0.16 per diluted share, which included tax expense of $0.9 million.  Net income in the first three quarters of 2012 was $28.2 million, or $1.03 per diluted share, including income tax expense of $1.0 million compared to net income in the first three quarters of 2011 of $27.0 million, or $0.99 per diluted share, which included income tax expense of $3.0 million.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity include cash, cash equivalents and short-term investments, net cash provided by operating activities and other external sources of funds.  Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $346.0 million and 5.3:1, respectively, at September 23, 2012, versus $335.7 million and 5.9:1 at December 25, 2011.  We have no long-term debt.  As of September 23, 2012, our cash, cash equivalents and short-term investments totaled $219.9 million compared to $192.9 million at December 25, 2011 and $152.2 million at September 25, 2011.

Working capital increased in the first three quarters of 2012 and primarily reflects increases in cash generated from operations during the period, partially offset by higher liabilities for pricing adjustments payable to customers from decreases in aluminum prices and income taxes payable. For the foreseeable future, we expect all working capital requirements, funds required for investing activities and cash dividend payments to be funded from internally generated funds or existing cash, cash equivalents and short-term investments.  The increase in cash and cash provided by operating activities experienced in the first three quarters of 2012 may not necessarily be indicative of future results.

The following table presents a summary of the net increase in cash and cash equivalents in the periods presented:

(Dollars in thousands)	Thirty-nine Weeks Ended
	September 23, 2012	September 25, 2011	Change
Net cash provided by operating activities	$48,156	$21,288	$26,868
Net cash (used in) provided by investing activities	(10,612)	4,926	(15,538)
Net cash used in financing activities	(12,253)	(8,351)	(3,902)
Effect of exchange rate changes on cash	1,808	(427)	2,235
Net increase in cash and cash equivalents	$27,099	$17,436	$9,663

Operating Activities

Net cash provided by operating activities increased $26.9 million to $48.2 million for the thirty-nine week period ended September 23, 2012, compared to $21.3 million for the comparable period a year ago.  When compared to the prior year the improvement in 2012 included favorable fluctuations in accounts receivable and accounts payable totaling $24.1 million.

Investing Activities

Our principal investing activities during the thirty-nine week period ended September 23, 2012 were the funding of $14.3 million of capital expenditures and the purchase of $4.0 million of certificates of deposit, offset by the receipt of $4.1 million cash proceeds from maturing certificates of deposit, the receipt of $2.1 million cash proceeds from the sale of fixed assets and $1.7 million cash proceeds from a life insurance policy.  Investing activities during the comparable period a year ago included the receipt of $20.8 million cash proceeds from maturing certificates of deposit and the collection of $2.9 million of notes receivable, offset by the funding of $13.8 million of capital expenditures and the purchase of $4.0 million of certificates of deposit.  The capital expenditures in both periods were for ongoing improvements to our existing facilities, none of which were individually significant.

Financing Activities

Financing activities during the thirty-nine week period ended September 23, 2012 consisted of the payment of cash dividends on our common stock totaling $13.1 million, partially offset by the receipt of cash proceeds from the exercise of stock options totaling $0.8 million. Financing activities during the thirty-nine week period ended September 25, 2011 consisted of the payment of cash dividends on our common stock totaling $13.0 million, partially offset by the receipt of cash proceeds from the exercise of stock options totaling $4.4 million.

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican peso, the value of which increased by 7 percent in relation to the U.S. dollar in the first three quarters of 2012.  Foreign currency transaction gains in the third quarter of 2012 totaled $0.5 million compared to transaction losses of $1.4 million in the comparable period a year ago.  For the first three quarters of 2012, foreign currency transaction gains totaled $0.6 million compared to transaction losses of $1.0 million for the comparable period in 2011. All transaction gains and losses are included in other income (expense) in the condensed consolidated income statements.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at September 23, 2012 of $56.4 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments in place for the delivery of natural gas through 2012. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale (NPNS) exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of September 23, 2012 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency.    A significant portion of our business operations are conducted in Mexico. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities and, at September 23, 2012, we had not entered into any foreign exchange contracts.

During the first three quarters of 2012, the Mexican peso exchange rate to U.S. dollar averaged 13.3 pesos per U.S. dollar. Based on the balance sheet at September 23, 2012, a 10 percent change in the relationship between the peso and the U.S. dollar may result in a translation impact of between $10.2 million and $12.4 million, which would be recognized in other comprehensive income.

Our business requires us to settle transactions between currencies in both directions, i.e., peso to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” On a net basis our transaction flows were long on the peso. For the first three quarters of 2012, we had a $0.6 million net foreign exchange transaction gain related to the peso. Based on the current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances and there can be no assurances that the net transaction balance will not change significantly in the future.

Natural Gas Purchase Commitments.  When market conditions warrant, we enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as natural gas. However, we do not enter into derivatives or other financial instrument transactions for speculative purposes. At September 23, 2012, we had several purchase commitments in place for the delivery of natural gas in 2012 for a total cost of $1.3 million. These fixed price natural gas contracts may expose us to higher costs that cannot be recouped in selling prices in the event that the market price of natural gas declines below the contract price.  As of September 23, 2012, we have fixed price natural gas purchase agreements for deliveries in 2012 that represent approximately 9 percent of our estimated natural gas consumption for the year.

Also see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our 2011 Annual Report on Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management” in this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 23, 2012.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 23, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended September 23, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date:	November 1, 2012	/s/ Steven J. Borick
Steven J. Borick Chairman, Chief Executive Officer and President

Date:	November 1, 2012	/s/ Kerry A. Shiba
Kerry A. Shiba Executive Vice President and Chief Financial Officer