Form 10-K
period 2012-12-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2013-03-12
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]
The aggregate market value of the registrant’s no par value common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $444,026,000, based on a closing price of $16.31.  On March 1, 2013, there were 27,312,613 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2013 Annual Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1 - BUSINESS

General Development and Description of Business

Headquartered in Van Nuys, California, the principal business of Superior Industries International, Inc. (referred to herein as the “company” or in the first person notation “we,” “us” and “our”) is the design and manufacture of aluminum road wheels for sale to original equipment manufacturers ("OEMs"). We are one of the largest suppliers of cast aluminum wheels to the world's leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States and Mexico. Products made in our North American facilities are delivered primarily to automotive assembly operations in North America, both for domestic and internationally branded customers. Our OEM aluminum road wheels primarily are sold for factory installation, as either optional or standard equipment, on many vehicle models manufactured by Ford, General Motors ("GM"), Chrysler Group LLC ("Chrysler"), BMW, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen.

Production levels of the U.S. automotive industry for 2012 were 15.4 million vehicles, an 18 percent, or 2.3 million unit, increase over 2011. We track annual production rates based on information from Ward's Automotive Group. The North American annual production levels of automobiles and light-duty trucks (including SUV's and crossover vehicles) have recovered substantially following the steep decline in production in 2009 caused by severe economic conditions and other factors. Current economic conditions and low consumer interest rates have been generally supportive of market growth and, in addition, the relatively high average age of vehicles on the road appears to be contributing to higher rates of vehicle replacement. It was reported in 2012 that the average age of an automobile in the U.S. reached 11 years, a new record according to Polk Automotive Research.

In 2011, production of automobiles and light-duty trucks in North America reached 13.1 million units, an increase of 10 percent over 2010. Production in 2010 reached 11.9 million units, an increase of 3.3 million, or 39 percent, from 8.6 million vehicles in 2009. An improved U.S. economy, low consumer interest rates and pent-up demand for vehicles following the recession all contributed to market demand recovery.

The 2012 rate of vehicle production increase was strong in both automobiles and light-duty trucks. The international brands gained market share in 2012, as their market share in 2011 was negatively impacted by lost production at Toyota and Honda due largely to effects of the March 2011 earthquake and tsunami that occurred in Japan. In contrast to the overall market, the company's unit sales to domestic brands grew more rapidly than to international brands.

Raw Materials

The raw materials used in producing our products are readily available and are obtained through numerous suppliers with whom we have established trade relations. We purchase aluminum for the manufacture of our aluminum road wheels, which accounted for the vast majority of our total raw material requirements during 2012. The majority of our aluminum requirements are met through purchase orders with certain major domestic and foreign producers. Generally, the orders are fixed as to minimum and maximum quantities of aluminum, which the producers must supply during the term of the orders. During 2012, we were able to successfully secure aluminum commitments from our primary suppliers to meet production requirements and we anticipate being able to source aluminum requirements to meet our expected level of production in 2013. We procure other raw materials through numerous suppliers with whom we have established trade relationships.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments, placed in January 2013, for the delivery of natural gas through 2013. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. See Note 11 - Commitments and Contingent Liabilities in Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report for further discussion of natural gas contracts.

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

Ford, GM and Chrysler were our only customers accounting for more than 10 percent of our consolidated net sales in 2012. Net sales to these customers in 2012, 2011 and 2010 were as follows (dollars in millions):

	2012		2011		2010
	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars
Ford	38%	$313.3	35%	$286.5	33%	$239.6
GM	27%	$217.5	30%	$245.7	33%	$236.9
Chrysler	12%	$95.4	11%	$90.3	14%	$97.7

The loss of all or a substantial portion of our sales to Ford, GM or Chrysler would have a significant adverse effect on our financial results. See also Item 1A - Risk Factors - Customer Concentration of this Annual Report.

Foreign Operations
We manufacture a significant portion of our products in Mexico that are sold both in the United States and Mexico. Net sales of wheels manufactured in our Mexico operations in 2012 totaled $505.2 million and represented 62 percent of our total net sales. Net property, plant and equipment used in our operations in Mexico totaled $95.1 million at December 31, 2012. The overall cost for us to manufacture wheels in Mexico currently is lower than in the U.S., in particular because of reduced labor cost due to lower prevailing wage rates. Current advantages to manufacturing our product in Mexico can be affected by changes in cost structures, trade protection laws, policies and other regulations affecting trade and investments, social, political, labor, or general economic conditions in Mexico. Other factors that can affect the business and financial results of our Mexican operations include, but are not limited to, valuation of the peso, availability and competency of personnel and tax regulations in Mexico. See also Item 1A- Risk Factors - International Operations and Item 1A - Risk Factors - Foreign Currency Fluctuations.
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

Competition

Competition in the market for aluminum road wheels is based primarily on price, technology, quality, delivery and overall customer service. We are one of the leading suppliers of aluminum road wheels for OEM installations in the world, and currently are the largest producer in North America. We currently supply approximately 26 percent of the aluminum wheels installed on passenger cars and light trucks in North America. Competition is global in nature with growing exports from Asia into North America. There are several competitors with facilities in North America, none of which represent greater than 12 percent individually of the total North American production capacity based on our current estimation. See also Item 1A - Risk Factors - Competition of this Annual Report. Other types of road wheels, such as those made of steel, also compete with our products. According to Ward's Automotive Group, the aluminum wheel penetration rate on passenger cars and light trucks in the U.S. was 70 percent for the 2012 model year compared to 65 percent for the 2011 model year and 65 percent for the 2010 model year. The penetration rate for aluminum wheels has increased significantly since the mid-1980s, when this rate was only 10 percent. We expect the more recent trend of a stable penetration rate for aluminum wheels to continue. However, several factors can affect this rate including price, fuel economy requirements and styling preference. Although aluminum wheels currently are more costly than steel, aluminum is a lighter material than steel and generally viewed as “more stylish" and thus more desirable to the OEMs and customers.

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

Research and development costs (primarily engineering and related costs), which are expensed as incurred, are included in cost of sales in our consolidated income statements. Amounts expended on research and development costs during each of the last three years were $5.8 million in 2012; $5.3 million in 2011; and $4.9 million in 2010.

Government Regulation

Safety standards in the manufacture of vehicles and automotive equipment have been established under the National Traffic and Motor Vehicle Safety Act of 1966. We believe that we are in compliance with all federal standards currently applicable to OEM suppliers and to automotive manufacturers.

Environmental Compliance

Our manufacturing facilities, like most other manufacturing companies, are subject to solid waste, water and air pollution control standards mandated by federal, state and local laws. Violators of these laws are subject to fines and, in extreme cases, plant closure. We believe our facilities are in material compliance with all standards presently applicable. However, costs related to environmental protection may grow due to increasingly stringent laws and regulations. The cost of environmental compliance was approximately $0.3 million in 2012; $0.5 million in 2011; and $0.4 million in 2010. We expect that future environmental compliance expenditures will approximate these levels and will not have a material effect on our consolidated financial position. Furthermore, climate change legislation or regulations restricting emission of "greenhouse gases" could result in increased operating costs and reduced demand for the vehicles that use our products. See also Item 1A - Risk Factors - Environmental Matters of this Annual Report.

Employees

As of December 31, 2012, we had approximately 3,900 full-time employees compared to approximately 3,800 employees at December 31, 2011. None of our employees are covered by a collective bargaining agreement.

Fiscal Year End

Our fiscal year is the 52- or 53-week period ending generally on the last Sunday of the calendar year. The 2012 fiscal year comprised the 53-week period ended December 30, 2012. The fiscal years 2011 and 2010 comprised the 52-week periods ended on December 25, 2011, and December 26, 2010, respectively. For convenience of presentation, all fiscal years are referred to as beginning as of January 1, and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.

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

ITEM 1A - RISK FACTORS

The following discussion of risk factors contains “forward-looking” statements, which may be important to understanding any statement in this Annual Report or elsewhere. The following information should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and Item 8 - Financial Statements and Supplementary Data of this Annual Report.

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

Risks Relating To Our Company

Automotive Industry Trends - The majority of our sales are made in domestic U.S. markets and almost exclusively within North America. Therefore, our financial performance depends largely on conditions in the U.S. automotive industry, which in turn can be affected significantly by broad economic and financial market conditions. Consumer demand for automobiles is subject to considerable volatility as a result of consumer confidence in general economic conditions, levels of employment, prevailing wages, fuel prices and the availability and cost of consumer credit. Despite the improvement in the U.S. automotive industry since the global recession that began in 2008, vehicle production levels still remain below historical highs. There can be no guarantee that the improvements in recent years will be sustained or that reductions from current production levels will not occur in future periods. Demand for aluminum wheels can be further affected by other factors, including pricing and performance comparisons to competitive materials such as steel. Finally, the demand for our products is influenced by shifts of market share between vehicle manufacturers and the specific market penetration of individual vehicle platforms being sold by our customers. Although we have witnessed significant recovery in demand for vehicles and our products since 2010, the events related to the global recession beginning in 2008, such as the significant number of restructuring actions announced by our customers, including bankruptcy reorganizations and planned assembly plant closures, demonstrate the degree to which industry volatility can occur and be beyond the control of industry participants. There can be no assurances that industry recovery occurring since 2010 will be sustained.

Customer Concentration - Ford, GM and Chrysler, together represented approximately 77 percent of our total wheel sales in 2012. Our OEM customers are not required to purchase any minimum amount of products from us. Increasingly global procurement practices, the pace of new vehicle introduction and demand for price reductions may make it more difficult to maintain long-term supply arrangements with our customers, and there are no guarantees that we will be able to negotiate supply arrangements on terms acceptable to us in the future. The contracts we have entered into with most of our customers provide that we will provide wheels for a particular vehicle model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model (usually three to five years), typically are non-exclusive, and do not require the purchase by the customer of any minimum number of wheels from us. Therefore, a significant decrease in demand for certain key models or group of related models sold by any of our major customers, or a decision by a manufacturer not to purchase from us, or to discontinue purchasing from us, for a particular model or group of models, could adversely affect our results of operations and financial condition.

Difficulties Associated with Fixed Capacity Levels - As a result of increased consumer demand for automobiles, as well as actions previously taken by us to rationalize the costs associated with our business, we operated our business at near full capacity levels for most of 2012. Our ability to increase manufacturing capacity may require significant investments in facilities, equipment and personnel. To the extent that we make investments to increase manufacturing capacity and demand for our products is not sustained, our results of operations and financial condition may be adversely affected. Conversely, if we choose not to make investments to increase manufacturing capacity, our ability to meet customer demand for our products and increase revenues may be adversely affected and any favorable impact may be delayed due to the length of time required before additional manufacturing capacity becomes available. Additionally, operating our facilities at near full capacity levels may cause us to incur labor cost at premium rates in order to meet customer requirements, experience increased maintenance expenses or require us to replace our machinery and equipment on an accelerated basis, each of which could cause our results of operations and financial condition to be adversely affected.

Future Expansion - In order to meet anticipated growth in demand for aluminum wheels in the North American market, we recently announced plans to invest between $125 million and $135 million to build a new manufacturing facility in Mexico. The construction of a new manufacturing facility entails a number of risks, including the ability to begin production within the cost and timeframe estimated and to attract a sufficient number of skilled workers to meet the needs of the new facility. Additionally, our assessment of the projected benefits associated with the construction of a new manufacturing facility is subject to a number of estimates and assumptions, which in turn are subject to significant economic, competitive and other uncertainties that are beyond our control. If we experience delays or increased costs, our estimates and assumptions are incorrect, or other unforeseen events occur, our business, financial condition and results of operations could be adversely impacted.

Although our existing liquidity is currently adequate to fund the project, dedication of our financial resources to this project will reduce our liquidity and working capital, which in turn may limit our flexibility to pursue other initiatives to grow our business or to return capital to our shareholders. After making such an investment, a significant change in our business, the economy or an unexpected decrease in our cash flow for any reason could result in the need for outside financing.

Customer Leverage Over Suppliers - Our OEM customers typically attempt to qualify more than one wheel supplier for the programs we participate on and for programs we may bid on in the future. To the extent that supplier capacity and other factors permit, our customers exerting leverage may result in decreased sales volumes and unit price reductions, resulting in lower revenues, gross profit, operating income and cash flows.

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

Competition - The automotive component supply industry is highly competitive, both domestically and internationally. Competition is based primarily on price, technology, quality, delivery and overall customer service. Some of our competitors are companies, or divisions or subsidiaries of companies, which are larger and have greater financial and other resources than we do. We cannot ensure that our products will be able to compete successfully with the products of these competitors. Furthermore, the nature of the markets in which we compete has attracted new entrants, particularly from low cost countries. As a result, our sales levels and margins continue to be adversely affected by pricing pressures reflective of significant competition from producers located in low-cost foreign markets, such as China. Such competition with lower cost structures pose a significant threat to our ability to compete internationally and domestically. These factors have led to sourcing of future business by our customers to foreign competitors in the past and they may continue to do so in the future. In addition, any of our competitors may foresee the course of market development more accurately than we are able to, develop products that are superior to our products, have the ability to produce similar products at a lower cost than we do, or adapt more quickly than we do to new technologies or evolving customer requirements. Consequently, our products may not be able to compete successfully with their products.

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

Unexpected Production Interruptions - An interruption in production capabilities at any of our facilities as a result of equipment failure, interruption of raw material or other supplies, labor disputes or other reasons could result in our inability to produce our products, which would reduce our sales and operating results for the affected period and harm our customer relationships. We have, from time to time, undertaken significant re-tooling and modernization initiatives at our facilities which in the past have caused, and in the future may cause, unexpected delays and plant underutilization, and such adverse consequences may continue to occur as we continue to modernize our production facilities. In addition, we generally deliver our products only after receiving the order from the customer and thus typically do not hold large inventories. In the event of a stoppage in production at any of our manufacturing facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times could be severely affected. Any significant delay in deliveries to our customers could lead to premium freight costs and other performance penalties, as well as contract cancellations, and cause us to lose future sales and expose us to other claims for damages. Our manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, earthquakes, explosions or violent weather conditions. We have in the past and may in the future experience plant shutdowns or periods of reduced production which could have a material adverse effect on our results of operations or financial condition.

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

Impact of Aluminum Pricing - The cost of aluminum is a significant component in the overall cost of a wheel and a portion of our selling prices to OEM customers is attributable to the cost of aluminum. The price for aluminum we purchase is adjusted monthly based primarily on changes in certain published market indices. Our selling prices are adjusted periodically based upon aluminum market price changes, but the timing of such adjustments are based on specific customer agreements and can vary from monthly to quarterly to semi-annually. In addition, the timing of aluminum price adjustments flowing through sales rarely will match the timing of such changes in cost. This is especially true during periods of frequent increases or decreases in the market price of aluminum and when a portion of our aluminum purchases is via long-term fixed purchase agreements. Accordingly, our gross profit is subject to fluctuations, since the change in the product selling prices related to the cost of aluminum does not necessarily match the change in the aluminum raw material purchase prices during the period being reported, which may have an adverse effect on our operating results for the period being reported.

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

Foreign Currency Fluctuations - Due to the growth of our operations outside of the United States, we have experienced increased exposure to foreign currency gains and losses in the ordinary course of our business. As a result, fluctuations in the exchange rate between the U.S. dollar, the Mexican peso and any currencies of other countries in which we conduct our business may have a material impact on our financial condition as cash flows generated in foreign currencies may be used, in part, to service our U.S. dollar-denominated liabilities, or vice versa.

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

Cybersecurity - A cyber-attack that bypasses our information technology ("IT") security systems causing an IT security breach, may lead to a material disruption of our IT business systems and/or the loss of business information resulting in adverse consequences to our business, including: an adverse impact on our operations due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property, operational or business delays resulting from the disruption of IT systems and subsequent clean-up and mitigation activities, inability to timely prepare and file our financial reports with the Securities Exchange Commission and negative publicity resulting in reputation or brand damage with our customers, partners or industry peers.

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

ITEM 3 - LEGAL PROCEEDINGS

We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, we believe all such matters are adequately provided for, covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position. See also under Item 1A - Risk Factors - Legal Proceedings of this Annual Report.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers who are also Directors is contained in our 2013 Annual Proxy Statement under the caption “Election of Directors.”  Such information is incorporated into Part III, Item 10 – Directors, Executive Officers and Corporate Governance.  With the exception of the Chief Executive Officer ("CEO"), all executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors.  For a description of the CEO’s employment agreement, see “Employment Agreements” in our 2013 Annual Proxy Statement, which is incorporated herein by reference.

Listed below are the name, age, position and business experience of each of our officers who are not directors:

			Assumed
Name	Age	Position	Position
Michael Bakaric	45	Vice President, Midwest Operations	2011
		President - Harrison Division of Pace Industries, a die castings manufacturer	2009
		Vice President - Auburn Division of Pace Industries	2008

Robert D. Bracy	65	Senior Vice President, Facilities	2005

Emory Brown	52	Vice President, Project Management	2012
		Director of Technology, Wieland Copper Products, a copper tube manufacturer	2010
		Owner, Principal in Charge & Record, Spartan Engineering, an engineering services firm	2009
		Director of Project Engineering & Environmental Services, Pace Industries	2003

Robert A. Earnest	51	Vice President, General Counsel and Corporate Secretary	2007
		Director, Tax and Legal and Corporate Secretary	2006

Stephen H. Gamble	58	Vice President, Treasurer	2006

Parveen Kakar	46	Senior Vice President, Corporate Engineering and Product Development	2008
		Vice President, Program Development	2003

Mike Nelson	58	Vice President and Corporate Controller	2011
		Chief Accounting and Financial Officer, Youbet.com, an internet company offering horse race betting	2007

Michael J. O’Rourke	52	Executive Vice President, Sales, Marketing and Operations	2009
		Senior Vice President, Sales and Administration	2003

Razmik Perian	55	Chief Information Officer	2006

Kerry A. Shiba	58	Executive Vice President and Chief Financial Officer	2010
		Director - Ramsey Industries, LLC., a manufacturer of winches, truck mounted cranes and industrial drives	2010
		Senior Vice President and Chief Financial Officer - Remy International, a manufacturer of electrical automotive components	2006

Gabriel Soto	64	Vice President, Mexico Operations	2004

Cameron Toyne	53	Vice President, Supply Chain Management	2008
		Vice President, Purchasing	2007
		Director of Purchasing	2004

Felicia Williams	53	Vice President, Human Resources	2012
		Vice President & Chief Human Resource Officer, Endicott Interconnect Technologies, a supplier of advanced electronic packaging solutions	2008

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (symbol: SUP). We had approximately 500 shareholders of record and 27.3 million shares issued and outstanding as of March 1, 2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Superior Industries International, Inc., the Dow Jones US Index,
and the Dow Jones US Auto Parts Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Superior Industries International, Inc.
Dow Jones US
Dow Jones US Auto Parts

*Assumes the value of the investment in Superior Industries International common stock and each index was $100 on December 31, 2007 and that all dividends were reinvested.

Copyright© 2013 Dow Jones & Co. All rights reserved.

	Superior Industries International, Inc.	Dow Jones US Total Market Index	Dow Jones US Auto Parts Index
2007	$100.00	$100.00	$100.00
2008	$60.79	$62.84	$49.82
2009	$92.48	$80.93	$74.32
2010	$133.14	$94.40	$117.55
2011	$106.33	$95.67	$103.69
2012	$140.56	$111.29	$116.04

Dividends

Cash dividends declared totaled $1.12 and $0.64 during 2012 and 2011, respectively. During 2012 and 2011, the company declared and paid a regular dividend each quarter of $0.16 per share. In addition, dividends declared and paid in 2012 included an accelerated payment of the 2013 regular cash dividend of $0.64 that was paid in December 2012. The company's Board of Directors approved an accelerated payment of the 2013 regular cash dividends into 2012. The accelerated dividend payment is intended to be in lieu of regular quarterly dividends that the company would have paid in calendar year 2013. Continuation of dividends is contingent upon various factors, including economic and market conditions, none of which can be accurately predicted, and the approval of our Board of Directors.

Quarterly Common Stock Price Information

The following table sets forth the high and low sales price per share of our common stock during the periods indicated.

	2012		2011
	High	Low	High	Low
First Quarter	$20.22	$16.26	$25.67	$18.42
Second Quarter	$20.27	$15.50	$26.34	$19.59
Third Quarter	$18.42	$15.75	$22.71	$14.17
Fourth Quarter	$19.79	$16.51	$20.01	$14.54

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 17, 2000, the Board of Directors authorized the repurchase of 4.0 million shares of our common stock as part of the 2000 Stock Repurchase Plan ("Repurchase Plan"). During the last two fiscal years, there were no repurchases of common stock. As of December 31, 2012, approximately 3.2 million shares remained available for repurchase under the Repurchase Plan.

Recent Sales of Unregistered Securities

During the fiscal year 2012, there were no sales of unregistered securities.

ITEM 6 - SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data of this Annual Report.

Our fiscal year is the 52- or 53-week period ending generally on the last Sunday of the calendar year. The 2012 fiscal year comprised the 53-week period ended December 30, 2012. The fiscal years 2011 and 2010 comprised the 52-week periods ended on December 25, 2011, and December 26, 2010, respectively. For convenience of presentation, all fiscal years are referred to as beginning as of January 1, and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.

Fiscal Year Ended December 31,	2012	2011	2010	2009	2008
Statement of Operations (000s)
Net sales	$821,454	$822,172	$719,500	$418,846	$754,894
Gross profit (loss)	60,607	67,060	89,237	(10,169)	6,577
Impairments of long-lived assets and other charges	—	1,337	1,153	11,804	18,501
Income (loss) from operations	32,880	39,835	59,799	(44,618)	(37,668)
Income (loss) before income taxes
and equity earnings	34,489	41,926	57,483	(43,255)	(28,573)
Income tax (provision) benefit (1)	(3,598)	25,243	(2,993)	(26,047)	1,778
Equity earnings (loss) (2)	—	—	(2,847)	(24,840)	742
Net income (loss)	$30,891	$67,169	$51,643	$(94,142)	$(26,053)
Balance Sheet (000s)
Current assets	$404,908	$404,283	$381,612	$308,132	$319,289
Current liabilities	$66,578	$68,550	$70,538	$66,776	$62,201
Working capital	$338,330	$335,733	$311,074	$241,356	$257,088
Total assets	$599,601	$593,231	$572,442	$541,853	$628,539
Long-term debt	$—	$—	$—	$—	$—
Shareholders' equity	$466,905	$460,515	$413,482	$373,272	$471,593
Financial Ratios
Current ratio (3)	6.1:1	5.9:1	5.4:1	4.6:1	5.1:1
Long-term debt/total capitalization (4)	—%	—%	—%	—%	—%
Return on average shareholders' equity (5)	6.7%	15.4%	13.1%	(22.3)%	(5.1)%
Share Data
Net income (loss)
- Basic	$1.13	$2.48	$1.93	$(3.53)	$(0.98)
- Diluted	$1.13	$2.46	$1.93	$(3.53)	$(0.98)
Shareholders' equity at year-end	$17.11	$16.96	$15.40	$14.00	$17.68
Dividends declared	$1.12	$0.64	$0.64	$0.64	$0.64

(1) See Note 7 - Income Taxes in Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data in this Annual Report for a discussion of material items impacting the 2012, 2011 and 2010 income tax provisions.
(2) See Note 6 - Investments in Unconsolidated Affiliates in Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data in this Annual Report for a discussion of material items impacting our 2010 unconsolidated affiliate losses.
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

Executive Overview

Overall North American production of passenger cars and light trucks in 2012 was reported by industry publications as being up by approximately 18 percent versus 2011, with production of passenger cars increasing 23 percent and production of light trucks and SUVs increasing 13 percent.  While current production levels of the U.S. automotive industry are better than 2011 levels, they are still below historical highs. Results for 2012, 2011 and 2010 reflect the substantial recovery in the market for our products following the steep decline in production in 2009 caused by severe economic conditions and other factors affecting the U.S. automobile industry. Current economic conditions and low consumer interest rates have been generally supportive of market growth and, in addition, the continuing increase in the average age of vehicles on the road appears to be contributing to higher rates of vehicle replacement.

Net sales in 2012 decreased $0.7 million to $821.5 million from $822.2 million in 2011.  Wheel sales in 2012 decreased $0.6 million to $812.4 million from $813.0 million in 2011, while our wheel unit shipments increased 0.8 million to 12.5 million in 2012.  Gross profit in 2012 was $60.6 million, or 7 percent of net sales, compared to $67.1 million, or 8 percent of net sales, in 2011.  Net income for 2012 was $30.9 million, or $1.13 per diluted share, including income tax expense of $3.6 million, compared to net income in 2011 of $67.2 million, or $2.46 per diluted share, which included an income tax benefit of $25.2 million. The 2011 tax benefit primarily resulted from the release of deferred tax asset valuation allowances established in prior years.

The comparisons below of 2012 and 2011 operating results reflect lower margins due to higher costs incurred in 2012. Higher costs in 2012 resulted from equipment reliability problems and manufacturing process issues with certain wheel programs which continued to increase our costs during sustained periods of high manufacturing capacity utilization. The comparisons below of 2011 and 2010 operating results reflect competitive pricing pressures and difficulties commercializing new product programs, as well as operating issues occurring during sustained high-volume production which led to higher costs and lower margins overall in 2011.

We are continuing to identify and implement action plans to improve our operational performance and mitigate the impact of continuing negative pricing pressure on our operating results and financial condition.  We continue to focus on programs to reduce costs overall through improved operational and procurement practices, and increased capital reinvestment and factory maintenance to improve equipment reliability. However, it is possible that global pricing pressures may continue at a rate faster than our ability to achieve cost reductions which reflect the inherently time-consuming nature of developing and implementing these cost reduction programs.  Furthermore, our capital investment projects have increased significantly since the relatively low capital spending levels experienced during the last few years as a result of the downturn in the automotive industry. Our capital investment projects have typically consisted of equipment upgrades and other capital projects that are focused on improving equipment reliability and efficiencies on newer, more complex wheel programs, in order to control labor and other costs. It is possible that capital expenditure levels will continue at these higher levels as we continue to seek to improve operational efficiencies and manufacturing process capability. In addition, although we have a portion of our natural gas requirements covered by fixed-price contracts expiring through 2013, costs may increase to a level that cannot be immediately recouped in selling prices or offset by cost-saving strategies.

In order to meet anticipated growth in demand for aluminum wheels in the North American market, we recently announced plans to invest between $125 million and $135 million to build a new manufacturing facility in Mexico, which we currently project will open in late 2015.

Listed in the table below are several key indicators we use to monitor our financial condition and operating performance.

Results of Operations

Fiscal Year Ended December 31,	2012	2011	2010
(Thousands of dollars, except per share amounts)
Net sales	$821,454	$822,172	$719,500
Gross profit	$60,607	$67,060	$89,237
Percentage of net sales	7.4%	8.2%	12.4%
Income from operations	$32,880	$39,835	$59,799
Percentage of net sales	4.0%	4.8%	8.3%
Net income	$30,891	$67,169	$51,643
Percentage of net sales	3.8%	8.2%	7.2%
Diluted earnings per share	$1.13	$2.46	$1.93

Net Sales

2012 versus 2011

Net sales in 2012 decreased $0.7 million to $821.5 million from $822.2 million in 2011.  Wheel sales in 2012 decreased $0.6 million to $812.4 million from $813.0 million in 2011. Wheel shipments increased by 7 percent compared to 2011 with the increased volume contributing approximately $53.6 million in additional revenue. However, the favorable volume impact was substantially offset by a decline in the value of the aluminum component of sales which we generally pass through to our customers. The decline in aluminum value resulted in $49.7 million lower revenues, and also was the primary cause of a 6 percent reduction in the average selling price of our wheels. Additional factors leading to the overall change in sales such as the mix of wheel sizes and finishes sold were not individually material. Increases in unit shipments to Ford, Toyota, Chrysler and BMW were partially offset by declines in unit shipments to GM, Nissan, Subaru and Mitsubishi.  Wheel program development revenues totaled $9.1 million in 2012 and $9.2 million in 2011.
U.S. Operations
Net sales of our U.S. wheel plants in 2012 increased $14.3 million, or 5 percent, to $308.0 million from $293.7 million a year ago, reflecting an increase in unit shipments partially offset by decreases in the average selling prices of our wheels. Unit shipments increased 13 percent in 2012, with the higher volume contributing approximately $38.4 million to the sales increase. The volume impact was partially offset by a 7 percent decrease in the average selling price of our wheels, primarily due to the decrease in the pass-through price of aluminum. The decline in aluminum value reduced revenues by approximately $19.9 million in 2012 when compared to 2011. Additional factors leading to the overall change in U.S. operations sales such as the mix of wheel sizes and finishes sold were not individually material.

Mexico Operations
Net sales of our Mexico wheel plants in 2012 decreased $15.0 million, or 3 percent, to $504.3 million from $519.3 million in 2011, reflecting a decrease in average selling prices of our wheels somewhat offset by an increase in unit shipments.  Unit shipments increased 3 percent in 2012, with the higher volume contributing approximately $15.2 million in revenues. However, impact of the volume increase was offset by a 5 percent decrease in the average selling price of our wheels in 2012 primarily resulting from a lower pass-through price of aluminum. The decline in aluminum value reduced revenues approximately $29.8 million when compared to 2011. Additional factors leading to the overall change in Mexico operations sales such as the mix of wheel sizes and finishes sold were not individually material.

2011 versus 2010

Net sales in 2011 increased $102.7 million, or 14 percent, to $822.2 million from $719.5 million in 2010.  Wheel sales in 2011 increased $103.5 million, or 15 percent, to $813.0 million from $709.5 million in 2010. Wheel shipments increased by 6 percent compared to 2010, with the increased volume contributing approximately $47.2 million to the sales increase. Changes in aluminum price, which we generally pass through to our customers, contributed approximately $55.4 million to the sales increase and was the primary driver of the 7 percent increase in the average selling price of our wheels. Additional factors leading to the overall change in sales such as the mix of wheel sizes and finishes sold were not individually material. Increases in unit shipments to Ford, BMW and Nissan were partially offset by declines in unit shipments to Chrysler.  Wheel program development revenues totaled $9.2 million in 2011 and $10.0 million in 2010.

U.S. Operations
Net sales of our U.S. wheel plants in 2011 increased $50.5 million, or 21 percent, to $293.7 million from $243.2 million a year ago, reflecting both an increase in unit shipments and average selling prices of our wheels. Unit shipments increased 9 percent in 2011, with the higher volume contributing approximately $21.8 million to the sales increase. The increase in sales also reflects a 12 percent increase in the average selling price of our wheels, primarily due to the increase in the pass-through price of aluminum. The increase in aluminum value accounted for approximately $18.9 million of the sales increase in 2011 when compared to 2010. Additional factors leading to the overall change in U.S. operations sales such as the mix of wheel sizes and finishes sold were not individually material.

Mexico Operations
Net sales of our Mexico wheel plants in 2011 increased $54.4 million, or 12 percent, to $519.3 million from $464.9 million in 2010, reflecting both an increase in unit shipments and average selling prices of our wheels.  Unit shipments increased 5 percent in 2011, with the higher volume contributing approximately $25.3 million to the sales increase. The increase in sales also reflects a 6 percent increase in the average selling price primarily resulting from higher pass-through price of aluminum. The increase in aluminum value accounted for approximately $36.5 million of the sales increase in 2011 as compared to 2010. Additional factors leading to the overall change in Mexico operations sales such as the mix of wheel sizes and finishes sold were not individually material.

When looking at our major customer mix, OEM unit shipment percentages were as follows:

Fiscal Year Ended December 31,	2012	2011	2010
Ford	37%	34%	32%
GM	27%	30%	32%
Chrysler	12%	11%	14%
International customers	24%	25%	22%
Total	100%	100%	100%

According to Ward's Auto Info Bank, overall North American production of passenger cars and light trucks in 2012 increased approximately 18 percent, while production of the specific passenger car and light truck programs using our wheels increased 11 percent. In contrast to the market, our total shipments increased 7 percent as lack of available manufacturing capacity was a key factor constraining our ability to participate fully in the market growth. As a result, our share of the North American aluminum wheel market decreased by 4 percentage points on a year-over-year basis, with the share decline lower when measured against wheel programs where we currently are qualified to participate. The decline in market share was only 1 percentage point in light trucks and SUV's, with the majority of the overall decline related to our participation in passenger car programs.

According to Ward's Automotive Group, aluminum wheel installation rates on passenger cars and light trucks in the U.S. have increased in the 2012 model year after remaining flat for the model years 2011 and 2010 -- 70 percent for the 2012 model year compared to 65 percent for the 2011 and 2010 model years. Aluminum wheel installation rates have increased to the current level since the mid-1980s, when this rate was only 10 percent. We expect the more recent trend of slow growth or no growth in the aluminum penetration rate to continue. In addition, our ability to increase net sales and sales volume in the future may be negatively impacted by continued customer pricing pressures, limits in our production capacity and overall economic conditions that impact the sales of passenger cars and light trucks.

At the customer level, shipments in 2012 to Ford increased 18 percent compared to last year, as light truck and SUV wheel shipments increased 27 percent and shipments of passenger car wheels decreased 5 percent.  At the program level, the major unit shipment increases were for the Escape, the F-Series trucks, Taurus, Flex and Explorer with shipment decreases for the Fusion and the out-of-production Lincoln Town Car.

Shipments to GM in 2012 decreased 6 percent compared to 2011, as unit volume of passenger car wheels decreased 27 percent and light truck and SUV wheel shipments increased slightly.  The major unit shipment decreases to GM were for Chevrolet’s Malibu and Traverse, which were partially offset by major unit shipment increases for GMT 900 platform vehicles and the Chevrolet Impala.

Shipments to Chrysler in 2012 increased 17 percent compared to last year, as unit volume of passenger car wheels increased 22 percent and light truck and SUV wheel shipments increased 17 percent.  The major unit shipment increases to Chrysler were for the Jeep Compass and Grand Cherokee, Chrysler's Town & Country and the Dodge Journey, which were partially offset by major unit shipment decreases for the discontinued Dodge Nitro.

Shipments to international customers in 2012 increased 2 percent compared to 2011, as shipments of light truck and SUV wheels increased 12 percent and shipments of passenger car wheels decreased 4 percent.  This increase was led by higher unit shipments to Toyota and BMW, with 2012 shipments to each of these customers up 26 percent over the prior year, while 2012 shipments to Nissan decreased 11 percent, when compared to last year. The 2012 increase in our shipments to Toyota partially reflects their recovery from the effects of the March 2011 natural disasters in Japan. At the program level, major unit shipment increases to international customers were for Nissan's Maxima, Toyota's Highlander and Camry and BMW's X3, offset by major unit shipment decreases for the Nissan Sentra and Altima and Subaru's Outback.

Cost of Sales
2012 versus 2011

Aluminum, natural gas and other direct material costs are a significant component of our costs to manufacture wheels.  These costs are substantially the same for all of our plants since many common suppliers service both our U.S. and Mexico operations. Consolidated cost of sales includes costs for both our U.S. and international operations, which are principally our wheel manufacturing operations in Mexico, and certain costs that are not allocated to a specific operation.  These unallocated expenses include corporate services that are primarily incurred in the U.S. but are not charged directly to our world-wide operations, such as engineering services for wheel program development and manufacturing support, environmental and other governmental compliance services.

Consolidated cost of goods sold increased $5.7 million to $760.8 million in 2012, or 93 percent of net sales, compared to $755.1 million, or 92% of net sales, in 2011. Cost of sales in 2012 primarily reflects an increase in costs due to a 7 percent increase in unit shipments and increases in labor and other costs, when compared to a year ago, somewhat offset by a decrease in aluminum prices, which we generally pass through to our customers. Direct material costs decreased approximately $15.8 million to $399.3 million from $415.1 million in 2011. The decrease in direct material costs includes approximately $51.1 million of aluminum price decreases which we generally pass through to our customers. Plant labor and benefit costs increased $13.4 million to $132.8 million in 2012, from $119.4 million in 2011, repair and maintenance costs increased $5.6 million to $32.2 million in 2012, compared to $26.6 million in 2011, and supply costs increased $7.4 million to $29.2 million in 2012, from $21.8 million in 2011. Cost of goods sold for our U.S. operations increased $34.6 million while cost of goods sold for our Mexico operations decreased $25.8 million, when comparing 2012 to 2011. The cost of goods sold for our Mexico operations includes a reduction of $3.5 million from the release of a reserve, established in a prior year, for an uncertainty related to a foreign consumption tax that was resolved in 2012. Cost of sales associated with corporate services such as engineering support for wheel program development and manufacturing support decreased $3.1 million in 2012 when compared to 2011.

The higher levels of manufacturing costs reflect a variety of factors which primarily include higher unit volumes, labor costs, supplies and increased maintenance spending. Despite inefficiencies incurred as a result of equipment reliability problems and other manufacturing process issues while in the midst of continuing high volume demands, productivity measured in terms of wheels produced per labor hour was unchanged in 2012 when compared with 2011. A 2 percent increase in manufacturing labor cost per wheel was lower than the average rate of hourly wage increase in manufacturing operations. Included below are the major items that impacted cost of sales for our U.S. and Mexico operations during 2012.

U.S. Operations
Cost of sales for our U.S. operations increased by $34.6 million, or 12 percent, in 2012, as compared to 2011.  Cost of sales for our U.S. wheel plants in 2012 primarily reflects an increase in costs due to a 13 percent increase in unit shipments and increases in labor and other costs, when compared to a year ago, somewhat offset by an approximate $18.3 million decrease in aluminum prices, which we generally pass through to our customers. During 2012, plant labor and benefit costs including overtime premiums increased approximately $12.1 million, or 17 percent, primarily as a result of higher headcount and increases in contract labor, when compared to last year. During 2012, labor cost per wheel increased 5 percent while the wheels produced per labor hour incurred decreased 12 percent, as compared to 2011 due primarily to equipment reliability and other manufacturing process issues. Other increases in 2012 included a $7.1 million increase in supply and small tool costs and a $4.1 million increase in plant repair and maintenance costs. These cost increases largely were the result of operating inefficiencies and cost incurred directly in response to equipment reliability issues. Higher costs also reflect an increasingly difficult mix of products being produced.

Mexico Operations
Cost of sales for our Mexico operations decreased by $25.8 million, or 6 percent, in 2012, when compared to 2011.  The decline in cost of sales for our Mexico operations in 2012 primarily reflects a decrease in aluminum prices, which we generally pass through to our customers, of approximately $32.8 million. The aluminum cost decline was offset partially by an increase in costs due primarily to a 3 percent increase in unit shipments. During 2012, plant labor and benefit costs increased approximately $1.3 million, or 3 percent, when compared to last year. However, operating efficiencies in 2012 improved as reflected in a 5 percent decrease in labor cost per wheel and a 10 percent improvement in the number of wheels produced per labor hour as compared to 2011. Additionally, cost of sales in 2012 included approximately $1.5 million higher plant repair and maintenance expenses and $0.3 million higher supply and small tool costs, as well as the $3.5 million reduction from releasing the foreign consumption tax reserve described above.

2011 versus 2010

Consolidated cost of goods sold increased $124.8 million to $755.1 million in 2011, or 92 percent of net sales, compared to $630.3 million, or 88% of net sales, in 2010. Unit shipments in 2011 increased 6 percent compared to last year. Direct material costs increased approximately $83.9 million to $415.1 million from $331.2 million in 2010. The increase in direct material costs includes approximately $57.8 million of aluminum price increases that we generally pass through to our customers. Plant labor and benefit costs increased $15.1 million to $119.4 million in 2011, from $104.3 million in 2010, repair and maintenance costs increased $5.6 million to $26.6 million in 2011, compared to $21.0 million in 2010, and supply costs increased $3.4 million to $21.8 million in 2011, from $18.4 million in 2010. Cost of goods sold for our U.S. operations increased $66.1 million while cost of goods sold for our Mexico operations increased $60.2 million, when comparing 2011 to 2010. Cost of sales associated with corporate services such as engineering support for wheel program development and manufacturing support decreased $1.5 million in 2011 when compared to 2010.

While continuing to operate at full capacity to meet customer demand, we incurred inefficiencies while commercializing certain new product programs, equipment reliability problems and other manufacturing process issues while in the midst of continuing high volume demands, all of which contributed to increased manufacturing cost per wheel. For 2011, productivity measured in terms of wheels produced per labor hour declined 4 percent when compared with 2010 and manufacturing labor cost per wheel increased 12 percent. Plant labor costs overall have increased at a higher rate than sales. Included below are the major items that impacted cost of sales for our U.S. and Mexico operations during 2011.

U.S. Operations
Cost of sales for our U.S. operations increased by $66.1 million, or 30 percent, in 2011, as compared to 2010.  Our U.S. operations during both periods consisted of two wheel plants located in Arkansas.  Cost of sales for our U.S. wheel plants in 2011 reflects a 9 percent increase in unit shipments, an approximate $20.7 million increase in aluminum prices, which we generally pass through to our customers, and increases in labor and other costs in 2011 when compared to the previous year. During 2011, plant labor and benefit costs, including overtime premiums incurred, increased approximately $11.6 million, or 20 percent, when compared to last year due to a variety of reasons including new product launch inefficiencies, weather related disruptions in the first quarter, and equipment reliability issues during a time of consistently high capacity utilization. Other increases in 2011 included a $3.6 million increase in plant repair and maintenance costs, a $1.9 million increase in supply and small tool costs and a $2.1 million increase in self-insured medical costs when compared to the prior year. The company is self-insured for individual medical claim costs up to specified stop-loss limits in our insurance contracts.

Mexico Operations
Cost of sales for our Mexico operations increased by $60.2 million, or 16 percent, in 2011, when compared to 2010.  Mexico operations during 2011 and 2010 consisted of three wheel plants. Cost of sales for our Mexico operations in 2011 reflects an increase in unit shipments of 5 percent, an approximate $37.1 million increase in aluminum prices, which we generally pass through to our customers, and increases labor and other costs in 2011 when compared to 2010. During 2011, plant labor and benefit costs increased approximately $4.1 million, or 9 percent, when compared to the prior year, due to training inefficiencies resulting from increasing headcount to better balance manpower with production levels, new product launch difficulties, as well as certain equipment and process reliability issues encountered in several facilities. Additionally, cost of sales in 2011 included approximately $2.1 million higher plant repair and maintenance expenses and $1.6 million higher supply and small tool costs.

Gross Profit

Consolidated gross profit decreased $6.5 million in 2012 to $60.6 million, or 7 percent of net sales, compared to $67.1 million, or 8 percent of net sales, in 2011.  The 2012 gross profit includes a $3.5 million benefit from the release of a reserve, established in a prior year, for an uncertainty related to a foreign consumption tax. Excluding the benefit from releasing the reserve our 2012 gross profit was $57.1 million, or 7 percent of net sales. Unit shipments in 2012 increased 7 percent compared to last year. However, the gross profit and margin percentage decline were largely the result of operating inefficiencies and cost incurred directly in response to equipment reliability issues, as well as an increasingly difficult mix of products being produced, as described in the discussion of cost of sales above.

The cost of aluminum is a significant component in the overall cost of a wheel and a portion of our selling prices to OEM customers is attributable to the cost of aluminum. The price for aluminum we purchase is adjusted monthly based primarily on changes in certain published market indices. Our selling prices are adjusted periodically based upon aluminum market price changes, but the timing of such adjustments is based on specific customer agreements and can vary from monthly to quarterly to semi-annually. Even if aluminum selling price adjustments were to perfectly match changes in aluminum purchase prices, an increasing aluminum price will result in a declining gross margin percentage - i.e., same gross profit dollars divided by increased sales dollars equals lower gross profit percentage. The opposite would then be true in periods during which the price of aluminum decreases. In addition, the timing of aluminum price adjustments flowing through sales rarely will match exactly the timing of such changes in cost. As estimated by the company, the impact on gross profit in 2012 related to such differences in timing of aluminum adjustments was not material when compared to the same period in 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $27.7 million, or 3 percent of net sales, in 2012 compared to $25.9 million, or 3 percent of net sales, in 2011 and $28.3 million, or 4 percent of net sales, in 2010. Compared to 2011, the $1.8 million increase in 2012 expenses primarily reflects $1.0 million higher legal fees in 2012 and a $1.5 million benefit in 2011 for a reduction in our deferred compensation liability. Compared to 2011, the $1.3 million of higher expense in 2010 reflects implementation costs related to our new enterprise resource planning system, $0.9 million higher legal fees, and the $1.5 million reduction in our deferred compensation liability in 2011, offset partially by $0.7 million higher 2011 medical self-insurance costs.

Impairment of Long-Lived Assets and Other Charges

Impairment of long-lived assets and other charges totaled $1.3 million in 2011 and $1.2 million in 2010. The $1.3 million charge in 2011 and the $1.2 million charge in 2010 primarily reflect adjustments to the carrying value of certain assets held for sale, for which the estimated fair value had declined during the year. For further discussion of impairments and other charges, see Note 14 - Impairment of Long-Lived Assets and Other Charges in Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

Income from Operations

2012 versus 2011

As described in the discussion of cost of sales above, aluminum, natural gas and other direct material costs are substantially the same for all our plants since many common suppliers service both our U.S. and Mexico operations. In addition, our operations in the U.S. and Mexico sell to the same customers, utilize the same marketing and engineering resources, have interchangeable manufacturing processes and provide the same basic end product.  However, profitability between our U.S. and Mexico operations can vary as a result of differing labor and benefit costs, the specific mix of wheels manufactured and sold by each plant, as well as differing plant utilization levels resulting from our internal allocation of wheel programs to our plants.

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

Consolidated income from operations decreased $6.9 million in 2012 to $32.9 million, or 4 percent of net sales, from $39.8 million, or 5 percent of net sales, in 2011.  Income from our U.S. operations decreased $20.4 million, while income from our Mexico operations increased $11.1 million when comparing 2012 to 2011.  Corporate costs were $2.4 million lower during 2012 when compared to 2011. Included below are the major items that impacted income from operations for our U.S. and Mexico operations during 2012.

U.S. Operations
Operating income from our U.S. operations for 2012 decreased by $20.4 million compared to the previous year.  Although income from our U.S. operations in 2012 reflects a 13 percent increase in unit shipments, this improvement was more than offset by higher operating costs which caused gross profit to decrease by $20.3 million, and as a percentage of net sales our margin declined 7 percentage points when comparing 2012 with 2011. The decline reflects increases in labor, repair, maintenance, and supply and small tool costs as more fully explained in the cost of sales discussion above. The lower gross profit was largely the result of operating inefficiencies and cost incurred directly in response to equipment reliability issues, as well as an increasingly difficult mix of products being produced.

Mexico Operations
Operating income from our Mexico operations increased by $11.1 million in 2012 compared to 2011.  Income from our Mexico operations in 2012 included an increase in unit shipments of 3 percent and, excluding the benefit from release of the consumption tax reserve discussed above, gross profit increased $7.5 million, and as a percentage of net sales our margins increased 2 percentage points in 2012, as compared to 2011.

U.S. versus Mexico Production
During 2012 and 2011, wheels produced by our Mexico and U.S. operations accounted for 63 percent and 37 percent, respectively, of our total production.  We anticipate that, absent any significant change in the market or overall demand, the percentage of production in Mexico will remain between 60 percent and 65 percent of our total production for 2013.

2011 versus 2010

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

U.S. Operations
Operating income from our U.S. operations for 2011 decreased by $15.1 million compared to the previous year.  Although income from our U.S. operations in 2011 reflects a 9 percent increase in unit shipments, this improvement was more than offset by higher operating costs which caused gross profit to decrease $15.3 million and as a percentage of net sales our margins declined 7 percentage points in 2011 when compared to 2010. The decline reflects increases in labor, repair, maintenance, and supply and small tool costs (see cost of sales discussion above), as well as the impact of changes in product mix which impacted negatively on production efficiencies and gross margins.

Mexico Operations
Operating income from our Mexico operations decreased by $5.6 million in 2011 compared to 2010.  Income from our Mexico operations in 2011 included an increase in unit shipments of 5 percent. However, the benefit of higher unit shipments was offset by operating cost increases and negative product mix changes in 2011 when compared to a year ago. Higher operating expense included labor, repair, maintenance, supply and small tool costs (see cost of sales discussion above). Changes in product mix, impacting both pricing and manufacturing efficiencies, and higher operating expense caused our gross profit to decrease $6.3 million and as a percentage of net sales our margins declined 3 percentage points in 2011 when compared to 2010.

U.S. versus Mexico Production
During 2011, wheels produced by our Mexico and U.S. operations accounted for 63 percent and 37 percent, respectively, of our total production.  This compares to 62 percent in Mexico and 38 percent in the U.S. in 2010.

Interest Income, net and Other Income (Expense), net

Net interest income for 2012 increased 14 percent to $1.3 million from $1.1 million in 2011, due principally to an increase in the average rate of return on the average balance of cash invested. Net interest income for 2011 decreased 31 percent to $1.1 million from $1.6 million in 2010, due primarily to a decrease in the average rate of return on the average balance of cash invested.

Net other income (expense) was income of $0.4 million, $1.0 million and $0.2 million in 2012, 2011 and 2010, respectively. Foreign exchange gains and (losses) included in other income (expense) net was a $0.1 million gain in 2012, and losses of ($0.9) million and ($1.2) million in 2011 and 2010, respectively. Other income and expense items included were income of $0.3 million, $1.9 million and $1.4 million in 2012, 2011 and 2010, respectively.

Effective Income Tax Rate

Our income before income taxes and equity earnings was $34.5 million in 2012, $41.9 million in 2011 and $57.5 million in 2010. The effective tax rate on the 2012 pretax income was 10.4 percent compared to a benefit of 60.2 percent in 2011 and expense of 5.2 percent in 2010. The following is a reconciliation of the U. S. federal tax rate to our effective income tax rate along with a discussion of the key drivers that impacted our effective income tax rates for the periods presented:

Year Ended December 31,	2012	2011	2010
Statutory rate - (provision) benefit	(35.0)%	(35.0)%	(35.0)%
State tax provisions, net of federal income tax benefit (1)	(0.6)	(0.4)	(5.6)
Permanent differences (2)	5.3	1.6	0.3
Tax credits	3.3	1.5	1.5
Foreign income taxed at rates other than the statutory rate (3)	0.5	1.0	(11.0)
Valuation allowance (4)	(9.8)	100.9	40.1
Changes in tax liabilities, net (5)	22.0	(5.8)	6.5
Other (6)	3.9	(3.6)	(2.0)
Effective income tax rate	(10.4)%	60.2%	(5.2)%

1)
During the three years ended December 31, 2012, actual state tax provisions, net of federal income taxes, were $0.2 million, $0.2 million and $3.2 million in 2012, 2011 and 2010, respectively. The primary drivers for the decrease in the state tax expense in 2011, compared to 2010, relate to the favorable changes in the Michigan state income tax law, and to lower apportionment of income to the state of California.

2)
Actual permanent differences impacting the income tax provisions during the three years ended December 31, 2012 were benefits of $1.8 million, $0.7 million and $0.2 million in 2012, 2011 and 2010, respectively. The permanent differences increased in 2012 primarily due to income from the reversal of a reserve for a non-deductible cost related to the resolution of a certain VAT tax exposure of $3.5 million during 2012, there were no other material changes overall in the permanent differences in the periods presented. Changes in the effective income tax rate related to permanent differences are also affected by the fluctuating levels of income before income taxes and equity earnings.

3)
The impact of foreign income taxed at rates other than the statutory rate on our reported tax provisions during the three years ended December 31, 2012 were benefits of $0.2 million and $0.4 million in 2012 and 2011, respectively, and expense of $6.3 million in 2010. In 2011, the decline in foreign taxes resulted from being subject to Mexico's income tax regime, rather than to a flat tax regime which was applied in 2010.

4)
During 2012, increases in our valuation allowances resulted in additional tax expense of $3.4 million primarily due to state deferred tax assets for net operating loss and tax credit carryforwards that are no longer expected to be realized. During 2011, we released valuation allowances carried against our deferred tax assets based on an evaluation of current evidence and in accordance with our accounting policy. This adjustment resulted in a benefit of $42.3 million to the provision. In determining when to release the valuation allowance established against our net deferred income tax assets, we consider all available evidence, both positive and negative.  During 2011, we generated pre-tax income of $41.9 million, and in the fourth quarter of 2011 we achieved three years of cumulative pre-tax income. We also reached sustained profitability, which our accounting policy defines as two consecutive one year periods of pre-tax income. With further consideration given to, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of reversals of temporary differences, we concluded that it was more likely than not that our deferred tax assets would be realized. During 2010, we released a portion of our valuation allowance which resulted in a benefit of $22.9 million. The primary driver for the release in the valuation allowance in 2010 was the use of federal, state, and foreign net operating losses and credits which were offset against taxable income, thus reducing our need for a valuation allowance.

5)
During 2012, the Mexican taxing authorities finalized their audit of the 2004 tax year, and the statute of limitations expired for the 2006 tax year, of one of our wholly-owned subsidiaries in Mexico. As a result, we recorded a net benefit of $8.1 million primarily due to a release of liabilities related to uncertain tax positions resulting from the Mexican taxing authorities finalizing their audit of the 2004 tax year. As a result of the audit settlement, the company paid $0.9 million and reversed approximately $21.7 million of liabilities for uncertain tax positions, which was partially offset by the $12.7 million reversal of related deferred tax assets established for the indirect benefit in the U.S. for the potential non-deductibility of expenses in Mexico. In 2012 we also had a net benefit of approximately $2.1 million from the expiration of the statute of limitations for the 2006 tax year. Partially offsetting these benefits was $2.0 million of interest and penalties we continue to accrue on the liability for uncertain tax positions established at the beginning of 2007 upon adoption of the U.S. GAAP method of accounting. The impact of changes in our tax liabilities for uncertain tax positions resulted in a net expense of $2.4 million in 2011, primarily due to $3.1 million of interest and penalties on the beginning tax liabilities which resulted in increases to our tax provision. During 2010 we had a net benefit of $3.7 million from changes in our tax liabilities for uncertain tax positions as a result of the completion of certain tax examinations, which reduced our tax liabilities and provision, offset in part by $3.2 million of interest and penalties on the beginning tax liabilities which resulted in increases to our tax provision.

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

Unconsolidated Subsidiaries

Joint Venture in Hungary
In 1995, we entered into a joint venture with Otto Fuchs Kg ("Otto Fuchs"), based in Meinerzhagen, Germany, to form Suoftec Light Metal Products Production & Distribution Ltd ("Suoftec") to manufacture cast and forged aluminum wheels in Hungary principally for the European automobile industry. On June 18, 2010, we sold our 50-percent ownership to our joint venture partner, Otto Fuchs. Total sales proceeds of 7.0 million euros ($8.6 million) for our investment consisted of 4.0 million euros ($4.9 million) received in the second quarter of 2010, and 3.0 million euros ($3.7 million) subsequently received in machinery, equipment and cash. As of the date of sale, our net investment in Suoftec, including amounts included in other comprehensive income, was approximately $12.8 million, resulting in a loss on the sale of our investment of $4.1 million.

Being 50-percent owned and non-controlled, Suoftec was not consolidated but was accounted for using the equity method of accounting. Equity losses through the date of sale in June 2010 were $2.8 million. Our share of the joint venture's net loss was included in “Equity in Losses of Unconsolidated Affiliates" in the Consolidated Statements of Operations in Item 8 - Financial Statements and Supplementary Data.

Investment in India
On June 28, 2010, we executed a share subscription agreement (the "Agreement") with Synergies Casting Limited ("Synergies"), a private aluminum wheel manufacturer based in Visakhapatnam, India, providing for our acquisition of a minority interest in Synergies by the company. As of December 31, 2012, the total cash investment in the equity of Synergies amounted to $4.5 million, representing 12.6 percent of the outstanding equity shares of Synergies. Our share of the equity income associated with our investment in Synergies since our initial investment has been immaterial to the consolidated results of the company. Our investment in Synergies was initially accounted for under the equity method of accounting; however, during the third quarter of 2011, an amendment of the Synergies shareholder agreement eliminated our ability to exercise significant influence over the financial policies and operations of Synergies. As a result, effective with the amendment, we began accounting for the investment using the cost method of accounting on a prospective basis. As of December 31, 2012 we have a note receivable from Synergies totaling $0.3 million.

Net Income

Net income in 2012 was $30.9 million, or 4 percent of net sales, and included an income tax provision of $3.6 million, compared to $67.2 million, or 8 percent of net sales in 2011, including an income tax benefit of $25.2 million, and to $51.6 million, or 7 percent of net sales in 2010, including an income tax provision of $3.0 million. Earnings per share was $1.13, $2.46 and $1.93 per diluted share in 2012, 2011 and 2010, respectively.

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, short-term investments, net cash provided by operating activities, and other external sources of funds. During the three years ended December 31, 2012, we had no bank or other interest-bearing debt. At December 31, 2012, our cash, cash equivalents and short-term investments totaled $207.3 million compared to $192.9 million at year-end 2011 and $151.6 million at the end of 2010.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, proceeds from the exercise of stock options or existing cash, cash equivalents and short-term investments, and we believe these sources will continue to meet our capital requirements in the foreseeable future.

We recently announced plans to invest between $125 million and $135 million to build a new manufacturing facility in Mexico. Although our existing liquidity is currently adequate to fund the project, we are evaluating various financing options available to the company, including new borrowings.

The following table summarizes the cash flows from operating, investing and financing activities as reflected in the consolidated statements of cash flows.

Fiscal Year Ended December 31,	2012	2011	2010
(Thousands of dollars)
Net cash provided by operating activities	$65,761	$67,660	$30,578
Net cash provided by (used in) investing activities	(18,532)	3,681	5,146
Net cash used in financing activities	(33,344)	(12,509)	(14,660)
Effect of exchange rate changes on cash	1,684	(668)	—
Net increase in cash and cash equivalents	$15,569	$58,164	$21,064

2012 versus 2011

Our liquidity remained strong in 2012. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $338.3 million and 6.1:1, respectively, at December 31, 2012, versus $335.7 million and 5.9:1 at December 31, 2011.  We generate our principal working capital resources primarily through operations. Working capital increased slightly in 2012 and primarily reflects increases in cash, cash equivalents and inventory, partially offset by lower accounts receivable. Accordingly, we believe we are well positioned to take advantage of new and complementary business opportunities, with the ability to further expand into emerging international markets and to fund our working capital and capital expenditure requirements for the foreseeable future.

Net cash provided by operating activities decreased $1.9 million to $65.8 million for 2012, compared to net cash provided by operating activities of $67.7 million for 2011.  The primary operating activities during 2012 included net income of $30.9 million, changes in operating assets and liabilities totaling $19.3 million, and adjustments for non-cash items of $15.5 million, primarily due to depreciation of $26.3 million, deferred income tax changes of $13.6 million substantially related to the reversal of deferred tax assets established for the indirect benefit from uncertain tax positions that were resolved during the year, and stock-based compensation expense of $2.1 million, partially offset by ($26.3) million of non-cash reductions in tax liabilities primarily related to uncertain tax positions resolved during the year. Changes in operating assets included a $21.4 million decrease in our trade accounts receivable, an ($8.3) million change in inventory and an ($8.1) million change in other assets primarily due to customer owned tooling. The changes in operating liabilities in 2012 included an $8.8 million increase substantially related to deferred tooling revenues.

Our principal investing activities during 2012 were the funding of $23.1 million of capital expenditures and the purchase of $4.0 million of certificates of deposit, partially offset by the receipt of $5.1 million cash proceeds from maturing certificates of deposit.  Investing activities during 2011 included the receipt of $21.7 million cash proceeds from maturing certificates of deposits, partially offset by the funding of $17.0 million of capital expenditures and the purchase of $4.9 million of certificates of deposit.

Financing activities during 2012 consisted of the payment of cash dividends on our common stock totaling $34.9 million, partially offset by the receipt of cash proceeds from the exercise of stock options totaling $1.5 million. Financing activities during 2011 consisted of the payment of cash dividends on our common stock totaling $17.4 million, partially offset by the receipt of cash proceeds from the exercise of stock options totaling $4.5 million.

2011 versus 2010

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

Our principal investing activities during 2011 were the receipt of $21.7 million cash proceeds from maturing certificates of deposit, offset by the funding of $17.0 million of capital expenditures and the purchase of $4.9 million of certificates of deposit.  Investing activities during 2010 included the receipt of $36.1 million cash proceeds from maturing certificates of deposit, partially offset by the purchase of $22.1 million of certificates of deposit and the funding of $9.3 million of capital expenditures.

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

We have operations in Mexico with sale and purchase transactions denominated in both pesos and dollars.  The peso is the functional currency of certain of our operations in Mexico. The settlement of accounts receivable and accounts payable transactions denominated in a non-functional currency results in foreign currency transaction gains and losses. In 2012, the value of the Mexican peso increased by 6 percent in relation to the U.S. dollar.  For the year ended December 31, 2012, we had foreign currency transaction gains of $0.1 million, and for the years ended December 31, 2011 and 2010, we had foreign currency transaction losses of ($0.9) million, and ($1.2) million, respectively, which are included in other income (expense) in the Consolidated Statements of Operations in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

Since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of this change in value relative to our Mexico operations has resulted in a cumulative unrealized translation loss at December 31, 2012 of $56.5 million. Translation gains and losses are included in other comprehensive income (loss) in the Consolidated Statements of Shareholders' Equity in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

When market conditions warrant, we may enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments, placed in January 2013, for the delivery of natural gas through 2013. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. As of December 31, 2012 there were no fixed price natural gas purchase agreements outstanding.

During 2010, certain of these natural gas contracts no longer qualified for the NPNS exemption because we could not take full delivery of the contracted quantities of natural gas under these contracts due to plant shutdowns and low levels of production caused by the sharp decline in our customers' requirements. In accordance with U.S. GAAP, the purchase commitments that no longer qualified for the NPNS exemption were accounted for as derivatives, with the changes in estimated fair value of these contracts being recorded in cost of sales in our income statement. The fair value measurements of our natural gas purchase commitments that were accounted for as derivatives were based on quoted market prices using the market approach and the fair values were determined using Level 1 inputs within the fair value hierarchy provided by U.S. GAAP. During 2010, the gains recorded in cost of sales totaled $1.9 million. The natural gas purchase commitments accounted for as derivatives were settled or full delivery was taken by December 31, 2010. In the first quarter of 2010, settlement payments for natural gas purchase commitments related to closed facilities totaled $1.1 million.

Contractual Obligations

Contractual obligations as of December 31, 2012 are as follows (amounts in millions):

	Payments Due by Fiscal Year
Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Retirement plans	$1.4	$1.5	$1.5	$1.5	$1.2	$48.9	$56.0
Operating leases	1.4	1.4	1.0	0.1	—	—	3.9
Total	$2.8	$2.9	$2.5	$1.6	$1.2	$48.9	$59.9

The table above does not reflect unrecognized tax benefits of $11.3 million. Approximately $0.3 million of this amount will be paid during the first quarter of 2013. The timing of the settlement of the remaining amount is uncertain.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no significant off-balance sheet arrangements.

Inflation

Inflation has not had a material impact on our results of operations or financial condition for the three years ended December 31, 2012. Cost increases in our principal raw material, aluminum, fundamentally are passed through to our customers, with timing of the pass-through dependent on the specific commercial agreements. Wage increases have averaged 4 to 5 percent during this period. Cost increases for labor, other raw materials and for energy may not be recovered in our selling prices. Additionally, competitive global pricing pressures are expected to continue, which may lessen the possibility of recovering these types of cost increases in selling prices.

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

Inventories - Inventories are stated at the lower of cost or market value and categorized as raw material, work-in-process or finished goods. When necessary, management uses estimates of net realizable value to record inventory reserves for obsolete and/or slow-

moving inventory. Our inventory values, which are based upon standard costs for raw materials and labor and overhead established at the beginning of the year, are adjusted to actual costs on a first-in, first-out ("FIFO") basis. Current raw material prices and labor and overhead costs are utilized in developing these adjustments.

Preproduction Costs and Revenue Recognition Related to Long-Term Supply Arrangements - We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all preproduction engineering costs for which reimbursement is not contractually guaranteed by the customer or that are in excess of the contractually guaranteed reimbursement amount. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customer and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Changes in the facts and circumstances of individual wheel programs may accelerate the amortization of both the cost of the customer-owned tooling and the deferred tooling reimbursement revenues. Recognized tooling reimbursement revenues totaled approximately $8.0 million, $8.3 million and $10.0 million, in 2012, 2011 and 2010, respectively, and are included in net sales in the Consolidated Statements of Operations in Item 8 - Financial Statements and Supplementary Data of this Annual Report. The following tables summarize the unamortized customer-owned tooling costs included in our long-term other assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities:

December 31,	2012	2011
(Dollars in Thousands)
Unamortized Preproduction Costs
Preproduction costs	$51,638	$42,118
Accumulated amortization	(38,667)	(31,548)
Net preproduction costs	$12,971	$10,570

Deferred Tooling Revenue
Accrued expenses	$5,688	$5,158
Other non-current liabilities	3,443	2,401
Total deferred tooling revenue	$9,131	$7,559

Impairment of Long-Lived Assets and Investments - In accordance with U.S. GAAP, management evaluates the recoverability and estimated remaining lives of long-lived assets whenever facts and circumstances suggest that the carrying value of the assets may not be recoverable or the useful life has changed. See Note 14 - Impairment of Long-Lived Assets and Other Charges in Notes to Consolidated Financial Statements in Item 8 for further discussion of asset impairments.

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

The following information illustrates the sensitivity to a change in certain assumptions of our unfunded retirement plans as of December 31, 2012. Note that these sensitivities may be asymmetrical, and are specific to 2012. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

The effect of the indicated increase (decrease) in selected factors is shown below (in thousands):

			Increase (Decrease) in:
			Projected Benefit
	Percentage		Obligation at	2012 Net Periodic
Assumption	Change		December 31, 2012	Pension Cost
Discount rate	+	1.0%	$(3,501)	$(264)
Rate of compensation increase	+	1.0%	$1,309	$210

Stock-Based Compensation - We account for stock-based compensation using the fair value recognition in accordance with U.S. GAAP. We use the Black-Scholes option-pricing model to determine the fair value of any stock options granted, which requires us to make estimates regarding dividend yields on our common stock, expected volatility in the price of our common stock, risk free interest rates, forfeiture rates and the expected life of the option. To the extent these estimates change, our stock-based compensation expense would change as well. The fair value of any restricted shares awarded is calculated using the closing market price of our common stock on the date of issuance. We recognize these compensation costs net of the applicable forfeiture rates and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three or four years. We estimated the forfeiture rate based on our historical experience.

Workers' Compensation and Loss Reserves - We self-insure any losses arising out of workers' compensation claims. Workers' compensation accruals are based upon reported claims in process and actuarial estimates for losses incurred but not reported. Loss reserves, including incurred but not reported reserves, are estimated using actuarial methods and ultimate settlements may vary significantly from such estimates due to increased claim frequency or the severity of claims.

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

In determining when to release the valuation allowance established against our net deferred income tax assets, we consider all available evidence, both positive and negative.   Consistent with our policy, the valuation allowance against our net deferred income tax assets will not reversed until such time as we have generated three years of cumulative pre-tax income and have reached sustained profitability, which we define as two consecutive one year periods of pre-tax income.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency.    A significant portion of our business operations are conducted in Mexico. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities and, at December 31, 2012, we had not entered into any significant foreign exchange contracts.

During 2012, the Mexican peso to U.S. dollar exchange rate averaged 13.19 pesos to $1.00. Based on the balance sheet at December 31, 2012, the value of net assets for our operations in Mexico was 1,518 million pesos. Accordingly, a 10 percent change in the relationship between the peso and the U.S. dollar may result in a translation impact of between $10.5 million and $12.8 million, which would be recognized in other comprehensive income (loss).

Our business requires us to settle transactions between currencies in both directions - i.e., peso to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” For the full year 2012, we had a $0.1 million net foreign exchange transaction gain related to the peso. Based on the current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances and there can be no assurances that the net transaction balance will not change significantly in the future.

Natural Gas Purchase Commitments.  When market conditions warrant, we enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as natural gas. However, under no circumstances do we enter into derivatives or other financial instrument transactions for speculative purposes. At December 31, 2012, we had no fixed price natural gas purchase agreements outstanding. Subsequent to December 31, 2012, we entered into natural gas purchase agreements for deliveries in 2013 of 590 MMbtu of natural gas for a total cost of $2.3 million. These fixed price natural gas contracts may expose us to higher costs that cannot be recouped in selling prices in the event that the market price of natural gas declines below the contract price.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Consolidated Financial Statements of Superior Industries International, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Superior Industries International, Inc.
Van Nuys, California

We have audited the accompanying consolidated balance sheets of Superior Industries International, Inc. and subsidiaries (the "Company") as of December 30, 2012 and December 25, 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years ended December 30, 2012, December 25, 2011, and December 26, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Superior Industries International, Inc. and subsidiaries as of December 30, 2012 and December 25, 2011, and the results of their operations and their cash flows for each of the three years ended December 30, 2012, December 25, 2012, and December 26, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, during 2012 the Company adopted Accounting Standards Update 2011-5 which revises the presentation of comprehensive income.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 30, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Los Angeles, California
March 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Superior Industries International, Inc.
Van Nuys, CA

We have audited the internal control over financial reporting of Superior Industries International, Inc. and subsidiaries (the "Company") as of December 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2012 of the Company and our report dated March 12, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
Los Angeles, California
March 12, 2013

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED INCOME STATEMENTS
(Dollars in thousands, except per share data)

Fiscal Year Ended December 31,	2012	2011	2010
NET SALES	$821,454	$822,172	$719,500
Cost of sales	760,847	755,112	630,263
GROSS PROFIT	60,607	67,060	89,237
Selling, general and administrative expenses	27,727	25,888	28,285
Impairments of long-lived assets and other charges	—	1,337	1,153
INCOME FROM OPERATIONS	32,880	39,835	59,799

Loss on sale of unconsolidated affiliates	—	—	(4,110)
Interest income, net	1,252	1,101	1,604
Other income (expense), net	357	990	190

INCOME BEFORE INCOME TAXES AND EQUITY EARNINGS	34,489	41,926	57,483

Income tax (provision) benefit	(3,598)	25,243	(2,993)
Equity in losses of unconsolidated affiliates	—	—	(2,847)
NET INCOME	$30,891	$67,169	$51,643
EARNINGS PER SHARE - BASIC	$1.13	$2.48	$1.93
EARNINGS PER SHARE - DILUTED	$1.13	$2.46	$1.93

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

Fiscal Year Ended December 31,	2012	2011	2010

Net income	$30,891	$67,169	$51,643
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	4,839	(9,133)	5,997
Realized loss on sale of investment in unconsolidated affiliate	—	—	(4,715)
Defined benefit pension plan:
Actuarial losses on pension obligation, net of amortization	(2,994)	(2,763)	(428)
Tax benefit	1,141	2,018	—
Pension changes, net of tax	(1,853)	(745)	(428)
Other comprehensive income (loss), net of tax	2,986	(9,878)	854
Comprehensive income	$33,877	$57,291	$52,497

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

Fiscal Year Ended December 31,	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$203,364	$187,795
Short-term investments	3,970	5,126
Accounts receivable, net	98,467	119,895
Inventories	71,948	66,933
Income taxes receivable	4,925	4,950
Deferred income taxes	7,935	5,299
Assets held for sale	—	1,500
Other current assets	14,299	12,785
Total current assets	404,908	404,283
Property, plant and equipment, net	147,544	145,747
Investment in and advances to unconsolidated affiliate	4,638	4,725
Non-current deferred income taxes, net	17,038	16,795
Other non-current assets	25,473	21,681
Total assets	$599,601	$593,231

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,400	$29,018
Accrued expenses	34,178	39,532
Total current liabilities	66,578	68,550

Non-current income tax liabilities	11,328	33,102
Non-current deferred income tax liabilities, net	18,876	—
Other non-current liabilities	35,914	31,064
Commitments and contingent liabilities (Note 11)	—	—
Shareholders' equity:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 27,295,488 shares
(27,164,013 shares at December 31, 2011)	71,819	68,775
Accumulated other comprehensive loss	(62,614)	(65,600)
Retained earnings	457,700	457,340
Total shareholders' equity	466,905	460,515
Total liabilities and shareholders' equity	$599,601	$593,231

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Cumulative
	Number of Shares	Amount	Pension Obligations	Translation Adjustment	Retained Earnings	Total
BALANCE AT FISCAL YEAR END 2009	26,668,440	$56,854	$(2,004)	$(54,572)	$372,994	$373,272

Net income					51,643	51,643
Change in employee benefit plans, net of taxes			(428)			(428)
Net foreign currency translation adjustment				1,282	—	1,282
Stock options exercised	145,350	2,448	—	—	—	2,448
Restricted stock awards granted, net of forfeitures	40,000	—	—	—	—	—
Stock-based compensation expense	—	2,373	—	—	—	2,373
Cash dividends declared ($0.64 per share)	—	—	—	—	(17,108)	(17,108)
BALANCE AT FISCAL YEAR END 2010	26,853,790	61,675	(2,432)	(53,290)	407,529	413,482

Net income					67,169	67,169
Change in employee benefit plans, net of taxes			(745)			(745)
Net foreign currency translation adjustment				(9,133)	—	(9,133)
Stock options exercised	286,973	4,546		—	—	4,546
Restricted stock awards granted, net of forfeitures	23,250	—		—	—	—
Stock-based compensation expense	—	2,251		—	—	2,251
Tax impact of stock options	—	303		—	—	303
Cash dividends declared ($0.64 per share)	—	—		—	(17,358)	(17,358)

BALANCE AT FISCAL YEAR END 2011	27,164,013	68,775	(3,177)	(62,423)	457,340	460,515

Net income					30,891	30,891
Change in employee benefit plans, net of taxes			(1,853)			(1,853)
Net foreign currency translation adjustment				4,839	—	4,839
Stock options exercised	98,675	1,530		—	—	1,530
Restricted stock awards granted, net of forfeitures	32,800	—		—	—	—
Stock-based compensation expense	—	2,072		—	—	2,072
Tax impact of stock options	—	(558)		—	—	(558)
Cash dividends declared ($1.12 per share)	—	—		—	(30,531)	(30,531)
BALANCE AT FISCAL YEAR END 2012	27,295,488	$71,819	$(5,030)	$(57,584)	$457,700	$466,905

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Fiscal Year Ended December 31,	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,891	$67,169	$51,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,362	27,538	29,093
Tax liabilities, non-cash changes	(26,275)	—	—
Deferred income taxes	13,626	(38,704)	8,627
Loss on sale of unconsolidated affiliate	—	—	4,110
Equity in losses of unconsolidated affiliates	—	—	2,847
Impairments of long-lived assets and other charges	—	1,337	1,153
Stock-based compensation	2,072	2,251	2,373
Other non-cash items	(256)	595	55
Changes in operating assets and liabilities:
Accounts receivable	21,428	(11,016)	(22,136)
Inventories	(8,345)	4,609	(25,832)
Other assets	(8,126)	8,031	(23,961)
Accounts payable	2,684	(719)	5,488
Income taxes	3,786	(3,553)	7,713
Accrued expenses and other liabilities	8,784	6,654	4,448
Non-current tax liabilities	(870)	3,468	(15,043)
NET CASH PROVIDED BY OPERATING ACTIVITIES	65,761	67,660	30,578

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(23,145)	(16,961)	(9,313)
Proceeds from sales and maturities of investments	5,133	21,720	36,149
Purchase of investments	(3,977)	(4,924)	(22,094)
Purchase of unconsolidated affiliate	—	—	(4,500)
Proceeds from sale of unconsolidated affiliate	—	2,867	4,945
Proceeds from sales of fixed assets	1,981	1,659	406
Other	1,476	(680)	(447)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(18,532)	3,681	5,146

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(34,878)	(17,358)	(17,108)
Proceeds from exercise of stock options	1,530	4,546	2,448
Excess tax benefits from exercise of stock options	4	303	—
NET CASH USED IN FINANCING ACTIVITIES	(33,344)	(12,509)	(14,660)

Effect of exchange rate changes on cash	1,684	(668)	—

Net increase in cash and cash equivalents	15,569	58,164	21,064

Cash and cash equivalents at the beginning of the period	187,795	129,631	108,567

Cash and cash equivalents at the end of the period	$203,364	$187,795	$129,631

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Headquartered in Van Nuys, California, the principal business of Superior Industries International, Inc. (referred to herein as the “company” or in the first person notation “we,” “us” and “our”) is the design and manufacture of aluminum road wheels for sale to original equipment manufacturers ("OEM"). We are one of the largest suppliers of cast aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States and Mexico. Customers in North America represent the principal market for our products. As described in Note 2 - Business Segments, the company operates as a single integrated business and, as such, has only one operating segment - automotive wheels.

Presentation of Consolidated Financial Statements

The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All intercompany transactions are eliminated in consolidation. The equity method of accounting is used for investments in non-controlled affiliates in which the company's ownership ranges from 20 to 50 percent, or in instances in which the company is able to exercise significant influence but not control (such as representation on the investee's Board of Directors.) The carrying value of these equity investments is reported in long-term investments and the company's equity in net earnings of these investments is reported separately in the consolidated income statements.

We have made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") as delineated by the Financial Accounting Standards Board ("FASB") in its Accounting Standards Codification ("ASC"). Generally, assets and liabilities that are subject to estimation and judgment include the allowance for doubtful accounts, inventory valuation, amortization of preproduction costs, impairment of and the estimated useful lives of our long-lived assets, self-insurance portions of employee benefits, workers' compensation and general liability programs, fair value of stock-based compensation, income tax liabilities and deferred income taxes. While actual results could differ, we believe such estimates to be reasonable.

Our fiscal year is the 52- or 53-week period ending generally on the last Sunday of the calendar year. The 2012 fiscal year comprised the 53-week period ended December 30, 2012. The fiscal years 2011 and 2010 comprised the 52-week periods ended on December 25, 2011, and December 26, 2010, respectively. For convenience of presentation, all fiscal years are referred to as beginning as of January 1, and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, certificates of deposit and fixed deposits and money market funds with original maturities of three months or less. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these investments. Included in cash and cash equivalents are money market funds of $28.5 million and $13.4 million as of December 31, 2012 and 2011, respectively. Our money market funds are categorized as Level 1 in the fair value hierarchy with fair value measurements based on quoted prices in active markets for identical assets. Certificates of deposit and fixed deposits whose original maturity is greater than three months and is one year or less are classified as short-term investments and certificates of deposit and fixed deposits whose maturity is greater than one year at the balance sheet date are classified as non-current assets in our consolidated balance sheets. The purchase of any certificates of deposit or fixed deposits that are classified as short-term investments or non-current assets appear in the investing section of our consolidated statements of cash flows. At times throughout the year and at year-end, cash balances held at financial institutions were in excess of federally insured limits.

Restricted Deposits

We purchase certificates of deposit that mature within twelve months and are used to secure our workers’ compensation obligations and collateralize letters of credit securing our forward natural gas contracts.  At December 31, 2012 and 2011, certificates of deposit totaling $4.0 million and $5.1 million, respectively, were restricted in use and were classified as short-term investments on our consolidated balance sheet.

Non-Cash Investing Activities

During the years ended December 31, 2012, 2011 and 2010, an additional $0.9 million, $0.4 million and $0.3 million, respectively, of equipment had been purchased but not yet paid for and are included in accounts payable in our consolidated balance sheets.

On June 18, 2010, we sold our 50-percent ownership interest in an unconsolidated affiliate, as described in Note 6 - Investments in Unconsolidated Affiliates. The total sales proceeds for our investment included cash of 4.0 million euros, or $4.9 million, which was received in the second quarter of 2010, and the balance of 3.0 million euros, or $3.8 million, which was subsequently received in machinery and equipment and cash. As of December 31, 2010, we had received equipment valued at 0.8 million euros and had a receivable in the amount of 2.2 million euros, or $2.9 million, which was collected in cash in 2011.

At December 31, 2012 and 2011, we had proceeds receivable from company executive life insurance policies totaling $0.3 million and $1.7 million, respectively.

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

Inventories

Inventories, which are categorized as raw materials, work-in-process or finished goods, are stated at the lower of cost or market using the first-in, first-out method. When necessary, management uses estimates of net realizable value to record inventory reserves for obsolete and/or slow-moving inventory. Aluminum is the primary material component in our inventories. Our aluminum requirements are supplied from two primary vendors, each accounting for more than 10 percent of our aluminum purchases during 2012.

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

Preproduction Costs and Revenue Recognition Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all preproduction engineering costs for which reimbursement is not contractually guaranteed by the customer or which are in excess of the contractually guaranteed reimbursement amount. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customer and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Changes in the facts and circumstances of individual wheel programs may accelerate the amortization of both the cost of customer-owned tooling and the deferred tooling reimbursement revenues. Recognized tooling reimbursement revenues, which totaled $8.0 million, $8.3 million and $10.0 million in 2012, 2011 and 2010, respectively, are included in net sales in the consolidated income statements. The following tables summarize the unamortized customer-owned tooling costs included in our non-current other assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities:

December 31,	2012	2011
(Dollars in Thousands)
Unamortized Preproduction Costs
Preproduction costs	$51,638	$42,118
Accumulated amortization	(38,667)	(31,548)
Net preproduction costs	$12,971	$10,570

Deferred Tooling Revenue
Accrued expenses	$5,688	$5,158
Other non-current liabilities	3,443	2,401
Total deferred tooling revenue	$9,131	$7,559

Impairment of Long-Lived Assets and Investments

In accordance with the Property, Plant and Equipment Topic of the ASC, management evaluates the recoverability and estimated remaining lives of long-lived assets. The company reviews long-lived assets for impairment whenever facts and circumstances suggest that the carrying value of the assets may not be recoverable or the useful life has changed. See Note 14 - Impairment of Long-Lived Assets and Other Charges for further discussion of asset impairments.

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

Derivative Instruments and Hedging Activities

In order to hedge exposure related to fluctuations in foreign currency rates and the cost of certain commodities used in the manufacture of our products, we periodically may purchase derivative financial instruments such as forward contracts, options or collars to offset or mitigate the impact of such fluctuations. Programs to hedge currency rate exposure may address ongoing transactions including, foreign-currency-denominated receivables and payables, as well as specific transactions related to purchase obligations. Programs to hedge exposure to commodity cost fluctuations would be based on underlying physical consumption of such commodity. At December 31, 2012 and 2011, we held no derivative financial instruments other than the natural gas contracts discussed below.

We enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, and other raw materials. Our natural gas contracts are considered to be derivatives instruments under US GAAP. However, upon entering into these contracts, we expect to fulfill our purchase commitments and take full delivery of the contracted quantities of natural gas during the normal course of business. Accordingly, under U.S. GAAP, these purchase contracts are not accounted for as derivatives because we typically qualify for the normal purchase normal sale exception under US GAAP, unless there is a change in the facts or circumstances that causes management to believe that these commitments would not be used in the normal course of business. See Note 11 - Commitments and Contingent Liabilities for additional information pertaining to these purchase commitments.

Foreign Currency Transactions and Translation

We have a wholly-owned foreign subsidiary with operations in Mexico whose functional currency is the peso. In addition, we have operations with U.S. dollar functional currencies with transactions denominated in pesos and other currencies. These operations had monetary assets and liabilities that were denominated in currencies that were different than their functional currency and were translated into the functional currency of the entity using the exchange rate in effect at the end of each accounting period. Any gains and losses recorded as a result of the remeasurement of monetary assets and liabilities into the functional currency are reflected as transaction gains and losses and included in other income (expense) in the consolidated income statements. For the year ended December 31, 2012, we had foreign currency transaction gains of $0.1 million, and for the years ended December 31, 2011 and 2010, we had transaction losses of $(0.9) million and $(1.2) million, respectively, which are included in other income (expense) in the consolidated income statements. In addition, we have a minority investment in India and, until June 2010, an investment in Hungary previously accounted for under the equity method. The functional currency of our Indian investee is the Indian rupee and the functional currency of our Hungarian investee was the euro.

When our foreign subsidiaries and equity method investees translate their financial statements from the functional currency to the reporting currency, the balance sheet accounts are translated using the exchange rates in effect at the end of the accounting period and retained earnings is translated using historical rates. The income statement accounts are generally translated at the weighted average of exchange rates during the period and the cumulative effect of translation is recorded as a separate component of accumulated other comprehensive income (loss) in shareholders' equity, as reflected in the consolidated statements of shareholders' equity. For our equity method investees, we record our proportionate share of the equity method investees cumulative effect of translation as a separate component of accumulated other comprehensive loss in shareholders' equity. The value of the Mexican peso increased by 6% in relation to the U.S. dollar in 2012.

Revenue Recognition

Sales of products and any related costs are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Tooling reimbursement revenues related to initial tooling reimbursed by our customers are deferred and recognized over the expected life of the wheel program on a straight line basis, as discussed above.

Research and Development

Research and development costs (primarily engineering and related costs) are expensed as incurred and are included in cost of sales in the consolidated statements of operations. Amounts expensed during each of the three years in the period ended December 31, 2012, 2011 and 2010 were $5.8 million, $5.3 million, and $4.9 million, respectively.

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

In determining when to release the valuation allowance established against our net deferred income tax assets, we consider all available evidence, both positive and negative.  Consistent with our policy, the valuation allowance against our net deferred income tax assets will not reversed until such time as we have generated three years of cumulative pre-tax income and have reached sustained profitability, which we define as two consecutive one year periods of pre-tax income.

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

Earnings Per Share

As summarized below, basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. For purposes of calculating diluted earnings per share, net income is divided by the total of the weighted average shares outstanding plus the dilutive effect of our outstanding stock options under the treasury stock method, which includes consideration of stock-based compensation required by U.S. GAAP.

Year Ended December 31,	2012	2011	2010
(Thousands of dollars, except per share amounts)
Basic Earnings Per Share
Reported net income	$30,891	$67,169	$51,643
Weighted average shares outstanding	27,219	27,052	26,704
Basic earnings per share	$1.13	$2.48	$1.93

Diluted Earnings Per Share
Reported net income	$30,891	$67,169	$51,643
Weighted average shares outstanding	27,219	27,052	26,704
Weighted average dilutive stock options	111	278	85
Weighted average shares outstanding - diluted	27,330	27,330	26,789
Diluted earnings per share	$1.13	$2.46	$1.93

The following potential shares of common stock were excluded from the diluted earnings per share calculations because they would have been anti-dilutive due to their exercise prices exceeding the average market prices for the respective periods: for the year ended December 31, 2012, options to purchase 1,828,727 shares at prices ranging from $18.37 to $43.22; for the year ended December 31, 2011, options to purchase 1,456,440 shares at prices ranging from $21.72 to $43.22; and for the year ended December 31, 2010, options to purchase 2,956,100 shares at prices ranging from $16.32 to $43.22 per share.

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

NOTE 2 - BUSINESS SEGMENTS

The company's Chairman and Chief Executive Officer is the chief operating decision maker ("CODM") because he has final authority over performance assessment and resource allocation decisions. The CODM evaluates both consolidated and disaggregated financial information for each of the company's business units in deciding how to allocate resources and assess performance. Each manufacturing facility manufactures the same products, ships product to the same group of customers, utilizes the same cast manufacturing process and as a result, production can generally be transferred amongst our facilities. Accordingly, we operate as a single integrated business and, as such, have only one operating segment - automotive wheels.

Year Ended December 31,	2012	2011	2010
(Thousands of dollars)
Net sales:
U.S.	$316,238	$302,150	$254,387
Mexico	505,216	520,022	465,113
Consolidated net sales	$821,454	$822,172	$719,500

December 31,		2012	2011
(Thousands of dollars)
Property, plant and equipment, net:
U.S.		$52,458	$45,936
Mexico		95,086	99,811
Consolidated property, plant and equipment, net		$147,544	$145,747

NOTE 3 - ACCOUNTS RECEIVABLE

December 31,	2012	2011
(Thousands of dollars)
Trade receivables	$91,747	$114,811
Other receivables	7,293	5,423
	99,040	120,234
Allowance for doubtful accounts	(573)	(339)
Accounts receivable, net	$98,467	$119,895

The following percentages of our consolidated net sales were made to Ford, GM and Chrysler: 2012 - 38 percent, 27 percent and 12 percent; 2011 - 35 percent, 30 percent and 11 percent; and 2010 - 33 percent, 33 percent and 14 percent, respectively. These three customers represented 82 percent and 75 percent of trade receivables at December 31, 2012 and 2011, respectively.

NOTE 4 - INVENTORIES

December 31,	2012	2011
(Dollars in thousands)
Raw materials	$18,325	$24,347
Work in process	31,525	26,921
Finished goods	22,098	15,665
Inventories	$71,948	$66,933

Service wheel and supplies inventory included in other non-current assets in the consolidated balance sheets totaled $6.5 million and $2.8 million at December 31, 2012 and 2011, respectively. Included in raw materials were operating supplies and spare parts totaling $10.2 million and $14.4 million at December 31, 2012 and 2011, respectively.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

December 31,	2012	2011
(Dollars in thousands)
Land and buildings	$70,235	$67,500
Machinery and equipment	408,620	390,304
Leasehold improvements and others	8,374	8,274
Construction in progress	7,565	8,908
	494,794	474,986
Accumulated depreciation	(347,250)	(329,239)
Property, plant and equipment, net	$147,544	$145,747

The net book values of all assets available for sale, totaling $1.5 million at December 31, 2011, were removed from the respective fixed asset categories above and were included in assets held for sale on the consolidated balance sheet. As of December 31, 2012 all assets held for sale have been sold. Depreciation expense was $26.4 million, $27.5 million and $29.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 6 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investment in Hungary
In 1995, we entered into a joint venture with Otto Fuchs Kg, based in Meinerzhagen, Germany ("Otto Fuchs"), to form Suoftec Light Metal Products Production & Distribution Ltd ("Suoftec") to manufacture cast and forged aluminum wheels in Hungary principally for the European automobile industry. During the second quarter of 2010, we made a strategic decision to liquidate our investment in Suoftec and, on June 18, 2010, we sold our 50 percent ownership interest to our joint venture partner, Otto Fuchs. Total sales proceeds for our investment included cash of 4.0 million euros, or $4.9 million, which was received in the second quarter of 2010, and an unconditional right to receive machinery and equipment from Suoftec valued up to 3.0 million euros, or $3.8 million. As of December 31, 2010, we had received equipment valued at 0.8 million euros and had recorded a receivable in the amount of 2.2 million euros, or $2.9 million which was collected in cash in 2011. As of the date of sale, the net investment in Suoftec was $12.8 million, resulting in a loss on the sale of our investment of $4.1 million.

Being 50-percent owned and non-controlled, Suoftec was not consolidated, but was accounted for using the equity method of accounting. Included below are Suoftec's summary statements of operations through the date of sale in June 2010.

Through Date of Sale in
Summary Statements of Operations	June 2010
(Thousands of dollars)
Net sales	$39,456
Cost of sales	43,347
Gross loss	(3,891)
Selling, general and administrative expenses	1,145
Loss from operations	(5,036)
Other expense, net	(1,089)
Loss before income taxes	(6,125)
Income tax benefit (provision)	3
Net loss	$(6,122)
Fifty-percent share of Suoftec net loss	$(3,061)
Intercompany profit elimination	214
Equity in losses of unconsolidated affiliate	$(2,847)

Investment in India
On June 28, 2010, we executed a share subscription agreement (the "Agreement") with Synergies Castings Limited ("Synergies"), a private aluminum wheel manufacturer based in Visakhapatnam, India, providing for our acquisition of a minority interest in Synergies. As of December 31, 2012, the total cash investment in Synergies amounted to $4.5 million, representing 12.6 percent of the outstanding equity shares of Synergies. Through September 22, 2011, the Agreement provided the company with rights to appoint a member to the Synergies board of directors and veto powers over significant financial policy and operating decisions, and as a result of these provisions, we were able to exert significant influence over Synergies and accounted for this investment under the equity method.

Effective September 23, 2011, the Agreement was amended for certain events and to remove the company's rights to appoint a director and the veto powers over significant financial policy and operating decisions. As a result of the amendment, it was determined that the company no longer had the ability to exercise significant influence over Synergies' financial policies and operations, and that the equity method of accounting for our investment was no longer appropriate. Accordingly, effective with the amendment, the company began accounting for Synergies under the cost method of accounting on a prospective basis. Our proportionate share of Synergies operating results was immaterial from our original investment through September 23, 2011. During 2011, a group of existing equity holders, including the company, made a loan of $1.5 million to Synergies for working capital needs. The company's share of this unsecured advance was $450,000, to be repaid over twenty-four months beginning in October 2011 and bearing interest at 7 percent per annum, payable quarterly. The terms and conditions of the loan were substantially the same for all equity holders involved in the transaction. Based upon our review of Synergies operating results, recent share issuances, and our review of the projected results, we do not believe there is an other-than-temporary impairment as of December 31, 2012. The principal balance as of December 31, 2012 was $346,000.

NOTE 7 - INCOME TAXES

Year Ended December 31,	2012	2011	2010
(Thousands of dollars)
Income before income taxes and equity earnings:
Domestic	$26,661	$35,569	$39,840
International	7,828	6,357	17,643
	$34,489	$41,926	$57,483

The (provision) benefit for income taxes is comprised of the following:

Year Ended December 31,	2012	2011	2010
(Thousands of dollars)
Current taxes
Federal	$(7,629)	$(6,421)	$(1,777)
State	(554)	(310)	(1,144)
Foreign (1)	18,211	(6,730)	8,555
Total current taxes	10,028	(13,461)	5,634
Deferred taxes
Federal	(10,589)	29,183	(6,961)
State	(4,023)	8,244	—
Foreign	986	1,277	(1,666)
Total deferred taxes	(13,626)	38,704	(8,627)

Income tax (provision) benefit	$(3,598)	$25,243	$(2,993)
(1) Included in the current foreign tax provisions are $23.9 million and $15.9 million net reversals of liabilities for uncertain tax positions for the years ending December 31, 2012 and 2010, respectively.

The following is a reconciliation of the United States federal tax rate to our effective income tax rate:

Year Ended December 31,	2012	2011	2010
Statutory rate	(35.0)%	(35.0)%	(35.0)%
State tax provisions, net of federal income tax benefit	(0.6)	(0.4)	(5.6)
Permanent differences	5.3	1.6	0.3
Tax credits	3.3	1.5	1.5
Foreign income taxed at rates other than the statutory rate	0.5	1.0	(11.0)
Valuation allowance	(9.8)	100.9	40.1
Changes in tax liabilities, net	22.0	(5.8)	6.5
Other	3.9	(3.6)	(2.0)
Effective income tax rate	(10.4)%	60.2%	(5.2)%

Our effective income tax rate for 2012 was 10 percent. Our effective income tax rate differed from the U.S. federal tax rate of 35 percent during 2012 primarily due to changes in our tax liability for uncertain tax positions resulting from the Mexican taxing authorities finalizing their audit of the 2004 tax year of Superior Industries de Mexico S.A. de C.V. ("SIM"), our wholly-owned Mexican subsidiary. As a result of the settlement, the company paid $0.9 million and reversed approximately $21.7 million of liabilities for uncertain tax positions, which was partially offset by the $12.7 million reversal of related deferred tax assets established for the indirect benefit in the U.S. for the potential non-deductibility of expenses in Mexico. Additional factors favorably impacting the 2012 effective tax rate include the net release of foreign tax liabilities for the 2006 tax year of $2.1 million as a result of the expiration of the statute of limitations, permanent differences including income from the reversal of a $3.5 million reserve established for an uncertainty related to certain non-deductible VAT tax credits, and income tax credits. The 2012 effective tax rate was unfavorably impacted by valuation allowance increases of approximately $3.4 million related primarily to state deferred tax assets for net operating loss ("NOL") and tax credit carryforwards that are no longer expected to be realized due to changes in tax law and cessation of business in Kansas.

Our effective income tax rate for 2011 was negative 60 percent. Our effective income tax rate differed from the U.S. federal tax rate of 35 percent during 2011 primarily due to the reversal of valuation allowances that benefited the income tax provision by $42.3 million. During the fourth quarter of 2011, we determined that it was more likely than not that our deferred tax assets would be realized in future periods and reversed the valuation allowances accordingly. Absent the reversal of the valuation allowances during 2011, our overall effective tax rate would have been 41 percent. The effective tax rate excluding the reversal of the valuation allowances was higher than the U.S. federal tax rate primarily due to the accrual of $3.1 million of additional interest and penalties on existing uncertain tax positions and state income taxes. In addition, during 2011 our operations in Mexico were not subject to the IETU tax regime and were subjected to regular income tax, causing a more normalized rate, absent the reversal of valuation allowances. The 2010 rate was favorably impacted by a net $3.7 million reduction in our tax liability caused by the benefit from a favorable outcome of a tax examination in Mexico which was partially offset by the reversal of related deferred tax assets and the accrual of additional interest and penalties on existing tax positions. The rate in 2010 was also favorably impacted by the utilization of net operating losses in the U.S. of $16.0 million, for which a valuation allowance had previously been provided. During 2010, our effective tax rate in Mexico was 27 percent. The statutory tax rate in Mexico is 30 percent. Much like in the U.S. the effective rate was reduced by the net reversal of valuation allowance which had been provided against our net operating loss carryforward, but increased as a result of the company being subject to the IETU tax regime. Additionally, the overall effective rate was increased by the $4.1 million loss on the sale of our investment in Suoftec for which no tax benefit had been recorded.
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

Tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred liabilities at December 31, 2012 and 2011:

December 31,	2012	2011
(Thousands of dollars)
Deferred income tax assets:
Liabilities deductible in the future	$8,006	$5,663
Deferred compensation	14,973	13,785
Net loss carryforward	2,043	2,851
Tax credit carryforward	1,062	3,513
Competent authority deferred tax assets and other foreign timing differences	6,307	17,833
Other	1,621	3,362
Total before valuation allowances	34,012	47,007
Valuation allowances	(3,394)	—
Net deferred income tax assets	30,618	47,007
Deferred income tax liabilities:
Differences between the book and tax basis of property, plant and equipment	(24,521)	(24,913)
Deferred income tax liabilities	(24,521)	(24,913)
Net deferred income tax assets	$6,097	$22,094

As of December 31, 2012 we had approximately $6.1 million of net deferred tax assets in Mexico and the U.S. During 2012, the decrease in our deferred tax assets related primarily to the indirect benefit in the U.S. for potential non-deductibility of expenses in Mexico resulting from uncertain tax positions, which were reversed as a result of an audit settlement and the expiration of the statute of limitations for open tax years.

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

Realization of any of our deferred tax assets at December 31, 2012 is dependent on the company generating sufficient taxable income in the future. The determination of whether or not to record a full or partial valuation allowance on our deferred tax assets is a critical accounting estimate requiring a significant amount of judgment on the part of management. We perform our analysis on a jurisdiction by jurisdiction basis at the end of each reporting period.

At the end of 2009, the company determined that it was more likely than not that 1) the federal U.S. and state deferred tax assets would not be realized within the carryforward period and 2) the foreign NOL carryforwards would not be realized within the carryforward period. Based on our cumulative losses at the end of 2009, we could not look to projected operating results as a source of income. We, therefore, continued to establish full valuation allowances against those deferred tax assets that would be realized through the reversal of taxable temporary differences until the fourth quarter of 2011.

During 2010, the valuation allowances against our deferred tax assets decreased by $22.9 million to $43.2 million from $66.1 million at the end of 2009. Due to our increased profitability in 2010 as the automotive industry experienced a significant recovery, we were able to generate enough domestic taxable income to use our NOL carryforward from 2009, as well as realize the benefit of the reversal of certain taxable temporary differences. Also in 2010, the carryback period for NOLs was extended from two years to five years, thereby allowing us to carryback our 2008 NOL in full to 2003. Therefore, the valuation allowance associated with these items was released during 2010.

Due to our continued profitability in 2011, along with the continued improvement in the automotive industry, we were able to generate enough domestic taxable income to use our state NOL carryforwards from 2010 as well as reverse certain temporary items. During 2011, we also generated foreign income which allowed us to use a portion of our foreign NOL carryforwards.

As of December 31, 2012, we have cumulative state NOL carryforwards of $39.4 million that begin to expire in 2016. Also, we have $1.0 million of state tax credit carryforwards for 2012 and 2011 which are available indefinitely.

We have not provided for deferred income taxes or foreign withholding tax on basis differences in our non-U.S. subsidiaries that result from undistributed earnings of $124.8 million which the company has the intent and the ability to reinvest in its foreign operations. Determination of the deferred income tax liability on these basis differences is not reasonably estimable because such liability, if any, is dependent on circumstances existing if and when remittance occurs. During 2011, the company established a provision for taxes for its European subsidiary, as a result of the repatriation of 2011 earnings and profits of approximately $0.1 million.

We account for our uncertain tax positions in accordance with U.S. GAAP. A reconciliation of the beginning and ending amounts of these tax benefits for the three years ended December 31, 2012 is as follows:

Year Ended December 31,	2012	2011	2010
(Thousands of dollars)
Beginning balance	$12,637	$13,555	$19,046
Increases (decreases) due to foreign currency translations	632	(1,296)	633
Increases (decreases) as a result of positions taken during:
Prior periods	(6,362)	176	924
Current period	2,700	353	—
Settlements with taxing authorities	(870)	—	(7,048)
Expiration of applicable statutes of limitation	(2,427)	(151)	—
Ending balance (1)	$6,310	$12,637	$13,555

(1) Excludes $5.0 million, $20.4 million and $19.5 million of potential interest and penalties associated with uncertain tax positions in 2012, 2011 and 2010, respectively.

Our policy regarding interest and penalties related to unrecognized tax benefits is to record interest and penalties as an element of income tax expense.  The cumulative amounts related to interest and penalties are added to the total unrecognized tax liabilities on the balance sheet.  Accordingly, the balance sheet at December 31, 2012 includes the unrecognized tax benefits, cumulative interest and penalties accrued on the liabilities totaling $11.3 million. During 2012, we accrued potential interest and penalties of $1.6 million and $0.4 million, respectively, related to unrecognized tax benefits. As of December 31, 2012, we have cumulative recorded liabilities for potential interest and penalties of $3.1 million and $1.9 million, respectively. Included in the unrecognized tax benefits of $11.3 million at December 31, 2012, was $5.8 million of tax benefit that, if recognized, would affect our annual effective tax rate. Within the next twelve-month period ending December 31, 2012, we do not expect any of the unrecognized tax benefits to be recognized due to the expiration of certain statute of limitations or settlements with tax authorities, except as described below.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions. Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including Hungary, Mexico, the Netherlands, India, and the United States. We are no longer under examination by taxing authorities regarding any U.S. federal income tax returns for years before 2009 while the years open for examination under various state and local jurisdictions varies. Within the next twelve month period ending December 31, 2013, we do not expect any income tax examinations to be completed, except as described below.

Mexico's Tax Administration Service (Servicio de Administracion Tributaria, or "SAT"), finalized their examination of the 2007 tax year of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary, during February 2013. In February 2013 we reached a settlement with SAT for the 2007 tax year and made a cash payment of $0.3 million. The closure of the 2007 tax year audit resulted in an immaterial decrease in the liability for uncertain tax positions.

Total income tax payments made were $11.0 million in 2012, $15.8 million in 2011 and $9.6 million in 2010.

NOTE 8 - LEASES AND RELATED PARTIES

We lease certain land, facilities and equipment under long-term operating leases expiring at various dates through 2016. Total lease expense for all operating leases amounted to $1.5 million in 2012, $1.0 million in 2011 and $1.7 million in 2010.

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

The current operating lease expires at the end of March 2015. There are two additional lease extension options of approximately five years each. The current annual lease payment is approximately $425 thousand. The facilities portion of the lease agreement requires rental increases every five years based upon the change in a specific Consumer Price Index. The future minimum lease payments that are payable to the Trusts for the Van Nuys corporate office lease are $1.0 million. Total lease payments to these related entities were $0.4 million in 2012, $0.4 million in 2011 and $1.0 million for 2010.

The following are summarized future minimum payments under all leases. The table below contains the current annual lease payments of approximately $425 thousand for the corporate office facility through March 2015.

Year Ended December 31,	Operating Leases
(Thousands of dollars)
2013	$1,426
2014	1,403
2015	1,006
2016	69
2017	17
Thereafter	—
$3,921

NOTE 9 - RETIREMENT PLANS

We have an unfunded salary continuation plan covering certain directors, officers and other key members of management. We purchase life insurance policies on certain participants to provide in-part for future liabilities. Cash surrender value of these policies, totaling $5.9 million and $5.6 million at December 31, 2012 and 2011, respectively, are included in other non-current assets in the company's consolidated balance sheets. Subject to certain vesting requirements, the plan provides for a benefit based on final average compensation, which becomes payable on the employee's death or upon attaining age 65, if retired. The plan was closed to new participants effective February 3, 2011. We have measured the plan assets and obligations of our salary continuation plan as of our fiscal year end for all periods presented.

The following table summarizes the changes in plan benefit obligations:

Year Ended December 31,	2012	2011
(Thousands of dollars)
Change in benefit obligation
Beginning benefit obligation	$25,490	$22,132
Service cost	249	295
Interest cost	1,242	1,294
Actuarial loss	3,262	2,785
Benefit payments	(1,168)	(1,016)
Ending benefit obligation	$29,075	$25,490

Year Ended December 31,	2012	2011
(Thousands of dollars)
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	1,168	1,016
Benefit payments	(1,168)	(1,016)
Fair value of plan assets at end of year	$—	$—

Funded Status	$(29,075)	$(25,490)

Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	$(1,389)	$(1,282)
Other non-current liabilities	(27,686)	(24,208)
Net amount recognized	$(29,075)	$(25,490)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$8,190	$5,196
Prior service cost	(1)	(1)
Net amount recognized, before tax effect	$8,189	$5,195

Weighted average assumptions used to determine benefit obligations:
Discount rate	4.00%	5.00%
Rate of compensation increase	3.00%	3.00%

Components of net periodic pension cost are described in the following table:

Year Ended December 31,	2012	2011	2010
(Thousands of dollars)
Components of net periodic pension cost:
Service cost	$249	$295	$583
Interest cost	1,242	1,294	1,267
Contractual termination benefits	—	—	—
Amortization of actuarial loss	268	22	—
Net periodic pension cost	$1,759	$1,611	$1,850

Weighted average assumptions used to determine net periodic pension cost:
Discount rate	5.00%	6.00%	6.25%
Rate of compensation increase	3.00%	3.00%	3.00%

The increase in the 2012 net periodic pension cost compared to the 2011 cost was primarily due to an increase in amortization of actuarial losses. The decrease in the 2011 net periodic pension cost compared to the 2010 cost was primarily due to a decrease in the discount rate.

Benefit payments during the next ten years, which reflect applicable future service, are as follows:

Year Ended December 31,	Amount
(Thousands of dollars)

2013	$1,417
2014	$1,480
2015	$1,500
2016	$1,487
2017	$1,196
Years 2018 to 2022	$7,365

The following is an estimate of the components of net periodic pension cost in 2013:

Estimated Year Ended December 31,	2013
(Thousands of dollars)

Service cost	$268
Interest cost	1,135
Amortization of actuarial loss	538
Estimated 2013 net periodic pension cost	$1,941

Other Retirement Plans

We also have a contributory employee retirement savings plan (a 401k plan) covering substantially all of our employees. The employer contribution totaled $1.8 million, $1.8 million and $1.3 million for the three years ended December 31, 2012, 2011 and 2010, respectively.

Pursuant to the deferred compensation provision of his 1994 Employment Agreement ("1994 Agreement"), Mr. Louis L. Borick, Founding Chairman and a Director of the company until his passing in November 2011, was paid an annual amount of $1.0 million in 26 equal payments for five years through 2009. Beginning in 2010, the 1994 Agreement called for this annual amount to be reduced to $0.5 million.

NOTE 10 - ACCRUED EXPENSES

December 31,	2012	2011
(Thousands of dollars)
Payroll and related benefits	$12,637	$13,458
Dividends	—	4,347
Taxes, other than income taxes	8,191	11,776
Current portion of executive retirement liabilities	1,389	1,282
Other	11,961	8,669
Accrued expenses	$34,178	$39,532

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES

The 2012 cost of sales includes a $3.5 million benefit from the release of a contingency reserve, established in a prior year, for an uncertainty related to a foreign consumption tax that was resolved during the third quarter of 2012. We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, we believe all such matters are adequately provided for, covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position.

In order to hedge exposure related to fluctuations in foreign currency rates and the cost of certain commodities used in the manufacture of our products, we periodically may purchase derivative financial instruments such as forward contracts, options or collars to offset or mitigate the impact of such fluctuations. Programs to hedge currency rate exposure may address ongoing transactions including, foreign-currency-denominated receivables and payables, as well as, specific transactions related to purchase obligations. Programs to hedge exposure to commodity cost fluctuations would be based on underlying physical consumption of such commodities. At December 31, 2012 we held no derivative financial instruments, and at December 31, 2011 we held no derivative financial instruments other than the natural gas contracts discussed below.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. As of December 31, 2012, there were no fixed price natural gas purchase agreements outstanding.

During 2010, certain of these natural gas contracts no longer qualified for the NPNS exemption because we could not take full delivery of the contracted quantities of natural gas under these contracts due to plant shutdowns and low levels of production caused by the sharp decline in our customers' requirements in prior years. In accordance with U.S. GAAP, the purchase commitments that no longer qualified for the NPNS exemption were accounted for as derivatives, with the changes in estimated fair value of these contracts being recorded in cost of sales in our consolidated income statement. The fair value measurements of our natural gas purchase commitments that were accounted for as derivatives were based on quoted market prices using the market approach and the fair values were determined using Level 1 inputs within the fair value hierarchy provided by U.S. GAAP. During 2010, the gains recorded in cost of sales totaled $1.9 million. The natural gas purchase commitments accounted for as derivatives were settled or full delivery was taken by December 31, 2010. In the first quarter of 2010, settlement payments for natural gas purchase commitments related to closed facilities totaled $1.1 million.

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

Restricted stock, or “full value” awards, vest ratably over no less than a three year period. Restricted shares are considered issued and outstanding at the date of grant, have the same dividend and voting rights as other outstanding common stock, are subject to forfeiture if employment terminates prior to vesting, and are expensed ratably over the vesting period. Dividends paid on the restricted shares are non-forfeitable. During 2012, we granted 33,550 shares of restricted stock, which vest ratably over a three year period. During 2011, we granted 29,250 shares of restricted stock, which vest ratably over a three year period.

We received cash proceeds of $1.5 million, $4.5 million and $2.4 million from stock options exercised in 2012, 2011 and 2010, respectively. The total intrinsic value of options exercised was $0.3 million and $1.9 million, during the years ended December 31, 2012 and 2011, respectively. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options and upon the issuance of restricted stock awards. At December 31, 2012, there were 2.0 million shares available for future grants under this plan.

We have elected to adopt the alternative transition method for calculating the initial pool of excess tax benefits and to determine the subsequent impact of the tax effects of employee stock-based compensation awards that are outstanding on shareholders' equity and the consolidated statements of cash flows.

Stock option activity in 2012:

	Outstanding	Weighted Average Exercise Price	Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2011	3,212,277	$22.49
Granted	247,500	$18.13
Exercised	(98,675)	$15.51
Canceled	(225,125)	$20.61
Expired	(94,750)	$41.36
Balance at December 31, 2012	3,041,227	$21.92	5.0	$4,235,000

Options vested or expected to vest	2,960.232	$22.02	4.9	$4,093,000

Exercisable at December 31, 2012	2,323,902	$23.27	4.0	$2,547,000

Included in the total stock options outstanding at December 31, 2012 are 1.9 million options that were granted under prior stock option plans that have expired. The aggregate intrinsic value represents the total pretax difference between the closing stock price on the last trading day of the reporting period and the option exercise price, multiplied by the number of in-the-money options. This is the amount that would have been received by the option holders had they exercised and sold their options on that day. This amount varies based on changes in the fair market value of our common stock. The closing price of our common stock on the last trading day of our fiscal year was $19.55.

Stock options outstanding at December 31, 2012:

Range of Exercise Prices			Options Outstanding at 12/31/2012	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Options Exercisable at 12/31/2012	Weighted Average Exercise Price

$10.09	—	$16.54	583,575	6.9	$14.94	297,950	$14.91
$16.55	—	$17.63	483,925	5.0	$17.39	371,258	$17.56
$17.64	—	$19.49	460,600	6.4	$18.47	310,100	$18.19
$19.50	—	$21.91	550,377	5.7	$21.31	460,377	$21.66
$21.92	—	$28.92	579,300	3.7	$23.88	500,767	$24.08
$28.93	—	$43.22	383,450	1.1	$40.29	383,450	$40.29
			3,041,227	5.0	$21.92	2,323,902	$23.27

Restricted stock activity in 2012:

	Number of Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (in Years)
Balance at December 31, 2011	53,250	$19.38
Granted	33,550	$16.92
Vested	(17,495)	$19.33
Canceled	(750)	$22.57
Balance at December 31, 2012	68,555	$18.15	1.8

Stock-based compensation expense related to our equity incentive plans in accordance with U.S. GAAP was allocated as follows:

Year Ended December 31,	2012	2011	2010
(Thousands of dollars)
Cost of sales	$248	$449	$445
Selling, general and administrative expenses	1,824	1,802	1,928
Stock-based compensation expense before income taxes	2,072	2,251	2,373
Income tax benefit	(513)	(400)	—
Total stock-based compensation expense after income taxes	$1,559	$1,851	$2,373

As discussed in Note 7 – Income Taxes, we had previously provided valuation allowances on our U.S. deferred tax assets.  Consequently, the income tax benefit on our stock-based compensation expense in 2010 was entirely offset by changes in valuation allowances.  There were no significant capitalized stock-based compensation costs at December 31, 2012 or 2011. As of December 31, 2012, there was $2.8 million of unrecognized stock-based compensation expense expected to be recognized related to unvested stock-based awards. That cost is expected to be recognized over a weighted-average period of 1.9 years.

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,	2012	2011	2010
Expected dividend yield (a)	3.7%	3.9%	4.3%
Expected stock price volatility (b)	41.2%	37.8%	36.7%
Risk-free interest rate (c)	1.4%	2.7%	2.9%
Expected option lives (d)	6.9 years	6.9 years	7.0 years
Weighted average grant date fair value of options granted during the period	$5.10	$5.72	$4.07

(a)	This assumes that cash dividends of $0.16 per share are paid each quarter on our common stock.

(b)	Expected volatility is based on the historical volatility of our stock price, over the expected term of the option.

(c)	The risk-free rate is based upon the rate on a U.S. Treasury note for the period representing the expected term of the option.

(d)	The expected term of the option is based on historical employee exercise behavior, a contractual life of ten years and employees' post-vesting employment termination behavior.

NOTE 13 - COMMON STOCK PURCHASE PROGRAMS

Since 1995, our Board of Directors has authorized several common stock repurchase programs totaling 8.0 million shares, under which we have repurchased approximately 4.8 million shares for approximately $130.9 million, or $27.16 per share. Under the latest authorization to repurchase up to 4.0 million shares, approved in March 2000, to date we have repurchased a total of 818,000 shares for a total cost of $26.9 million at an average cost per share of $32.82. All repurchased shares are immediately canceled and retired. There have been no stock repurchases since 2005. As of December 31, 2012, approximately 3.2 million additional shares can be repurchased under the current authorization.

NOTE 14 - IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER CHARGES

Due to changing and deteriorating conditions in the automotive industry and reduced production requirements between 2006 and 2009, we ceased production at several of our facilities, including our Pittsburg, Kansas and Johnson City, Tennessee facilities. As a result of these plant shut-downs and the analyses of our long-lived assets, we recorded impairment charges related to the long-lived assets associated with facilities reducing the carrying value of certain assets at the facilities to their respective fair values.

The excess property, plant and equipment associated with the closed facilities that were being actively marketed for sale were included in assets held for sale. During 2011 and 2010, the estimated fair values of certain of these assets declined to an amount that was less than their respective book values, resulting in additional asset impairment charges of $1.3 million and $1.2 million, during 2011 and 2010, respectively. The fair value of these assets was determined based upon comparable sales information and with the assistance of independent third party appraisers and we had classified the inputs to the nonrecurring fair value measurement of these assets as being level 2 within the fair value hierarchy in accordance with U.S. GAAP. During 2011, impairment charges of $1.3 million related to our idle Pittsburg, Kansas and Johnson City, Tennessee facilities were recorded because the fair values were determined to be less than their remaining book values based on negotiations for the sales of the assets. During the third quarter of 2012, we completed the sale of the idle Pittsburg, Kansas facility for $2.0 million, and the purchase price less commission and fees was collected in cash, consistent with the carrying value. During 2011, the company completed the sale of the closed Johnson City, Tennessee facility for $1.7 million, and the purchase price less commission and fees was collected in cash, consistent with the carrying value.

Below is a summary of the long-lived asset impairment charges discussed above:

Year Ended December 31,	2011	2010
(Thousands of dollars)
Assets Held for Sale:
Net book value of assets held for sale	$2,497	$5,701
Fair value of assets	1,500	4,548
Impairment of assets held for sale	997	1,153
Impairment of assets sold during period	340	—
Impairment charges	$1,337	$1,153

In 2010, the company completed a restructuring program, which included plant closures and workforce reductions, caused by the general decline in the automotive industry. Plant closure and related costs are included in the table below. All of the non-impairment costs were included in cost of sales. The following table summarizes the expenses, payments and resulting liabilities that were included in accrued expenses for one-time termination benefits and other plant closure related costs:

Year Ended December 31,	2010
(Thousands of dollars)
Beginning liability balance	$2,471
Other plant closure costs	2,109
Payments	(4,580)
Ending liability balance	$—

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

(Thousands of dollars, except per share amounts)

	First	Second	Third	Fourth
Year 2012	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$202,457	$215,053	$193,926	$210,018	$821,454
Gross profit	$17,108	$15,716	$15,020	$12,763	$60,607
Impairment of long-lived assets and other charges (Note 15)	$—	$—	$—	$—	$—
Income from operations	$10,223	$8,226	$9,060	$5,371	$32,880
Income before income taxes and equity earnings	$10,864	$8,438	$9,882	$5,305	$34,489
Income tax (provision) benefit	$(4,131)	$(2,024)	$5,174	$(2,617)	$(3,598)
Net income	$6,733	$6,414	$15,056	$2,688	$30,891
Income per share:
Basic	$0.25	$0.24	$0.55	$0.10	$1.13
Diluted	$0.25	$0.23	$0.55	$0.10	$1.13
Dividends declared per share	$0.16	$0.16	$0.16	$0.64	$1.12

(1) The third quarter of 2012 includes the income tax benefit of the settlement of an income tax audit and the reversal of the related liability for uncertain tax positions.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 30, 2012. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 30, 2012, our disclosure controls and procedures were effective.

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

Management performed an assessment of the effectiveness of the company's internal control over financial reporting as of December 30, 2012 based upon criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 30, 2012 based on the criteria in the Internal Control -- Integrated Framework issued by COSO.

The effectiveness of the company's internal control over financial reporting as of December 30, 2012 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended December 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed above in the Management's Report on Internal Control Over Financial Reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth herein, the information required by this Item is incorporated by reference to our 2013 Annual Proxy Statement.

Executive Officers - The names of corporate executive officers as of fiscal year end who are not also Directors are listed at the end of Part I of this Annual Report.  Information regarding executive officers who are Directors is contained in our 2013 Annual Proxy Statement under the caption “Election of Directors.”  Such information is incorporated herein by reference.  With the exception of the Chief Executive Officer (CEO), all executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors.  For a description of the CEO’s employment agreement, see “Employment Agreements” in our 2013 Annual Proxy Statement, which is incorporated herein by reference.

Code of Ethics - Included on our website, www.supind.com, under “Investor,” is our Code of Conduct, which, among others, applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Copies of our Code of Conduct are available, without charge, from Superior Industries International, Inc., Shareholder Relations, 7800 Woodley Avenue, Van Nuys, CA 91406.

ITEM 11 - EXECUTIVE COMPENSATION

Information relating to Executive Compensation is set forth under the captions “Compensation of Directors” and “Compensation Discussion and Analysis” in our 2013 Annual Proxy Statement, which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is set forth under the caption “Voting Securities and Principal Holders” in our 2013 Annual Proxy Statement.  Also see Note 12- Stock Based Compensation in Notes to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information related to Certain Relationships and Related Transactions is set forth under the captions, “Election of Directors” and “Transactions with Related Persons,” in our 2013 Annual Proxy Statement, and in Note 8 - Leases and Related Parties in Notes to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information related to Principal Accountant Fees and Services is set forth under the caption “Audit Fees,” “Audit Related Fees” and “Tax Fees” in our 2013 Annual Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	Financial Statements: See the “Index to the Consolidated Financial Statements and Financial Statement Schedule” in Item 8 of this Annual Report.

2.	Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2012, 2011 and 2010

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

                                                                                                                                          Schedule II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(Thousands of dollars)

		Additions
	Balance at Beginning of Year	Charge to Costs and Expenses	Other Comprehensive Income (Loss)	Deductions From Reserves	Balance at End of Year
2012
Allowance for doubtful accounts	$339	$234	$—	$—	$573
Valuation allowances for deferred tax assets	$—	$3,394	$—	$—	$3,394
2011
Allowance for doubtful accounts	$983	$22	$—	$(666)	$339
Valuation allowances for deferred tax assets	$43,250		$(955)	$(42,295)	$—
2010
Allowance for doubtful accounts	$486	$504	$—	$(7)	$983
Valuation allowances for deferred tax assets	$66,143	$—	$132	$(23,025)	$43,250

S-1

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

By	/s/ Steven J. Borick	March 12, 2013
Steven J. Borick
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Steven J. Borick	Chairman, Chief Executive Officer and President	March 12, 2013
Steven J. Borick	(Principal Executive Officer)

/s/ Kerry A. Shiba	Executive Vice President and Chief Financial Officer	March 12, 2013
Kerry A. Shiba	(Principal Financial Officer)

/s/ Mike Nelson	Vice President and Corporate Controller	March 12, 2013
Mike Nelson	(Principal Accounting Officer)

/s/ Margaret S. Dano	Lead Director	March 12, 2013
Margaret S. Dano

/s/ Sheldon I. Ausman	Director	March 12, 2013
Sheldon I. Ausman

/s/ Philip W. Colburn	Director	March 12, 2013
Philip W. Colburn

/s/ V. Bond Evans	Director	March 12, 2013
V. Bond Evans

/s/ Michael J. Joyce	Director	March 12, 2013
Michael J. Joyce

/s/ Francisco S. Uranga	Director	March 12, 2013
Francisco S. Uranga

/s/ Timothy McQuay	Director	March 12, 2013
Timothy McQuay