Form 10-Q
period 2013-03-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2013-05-03
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
Yes  ☐    No  ☑

Number of shares of no par value common stock outstanding as of April 26, 2013: 27,322,363

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Condensed Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	March 31, 2013	March 25, 2012
NET SALES	$206,441	$202,457
Cost of sales	192,923	185,349
GROSS PROFIT	13,518	17,108
Selling, general and administrative expenses	7,209	6,885
INCOME FROM OPERATIONS	6,309	10,223
Interest income, net	435	300
Other income (expense), net	131	341
INCOME BEFORE INCOME TAXES	6,875	10,864
Provision for income taxes	(1,941)	(4,131)
NET INCOME	$4,934	$6,733
INCOME PER SHARE - BASIC	$0.18	$0.25
INCOME PER SHARE - DILUTED	$0.18	$0.25
DIVIDENDS DECLARED PER SHARE	$—	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 31, 2013	March 25, 2012

Net income	$4,934	$6,733
Other comprehensive income, net of tax:
Foreign currency translation gain	5,940	2,337
Defined benefit pension plan:
Amortization of amounts resulting from changes in actuarial assumptions	135	66
Tax provision	(50)	(26)
Pension changes, net of tax	85	40
Other comprehensive income, net of tax	6,025	2,377
Comprehensive income	$10,959	$9,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	March 31, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$186,170	$203,364
Short term investments	3,970	3,970
Accounts receivable, net	113,818	98,467
Inventories	78,102	71,948
Income taxes receivable	4,034	4,925
Deferred income taxes, net	8,054	7,935
Other current assets	18,286	14,299
Total current assets	412,434	404,908
Property, plant and equipment, net	153,256	147,544
Investment in and advances to unconsolidated affiliate	4,638	4,638
Non-current deferred income taxes, net	17,398	17,038
Non-current assets	25,833	25,473
Total assets	$613,559	$599,601

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,557	$32,400
Accrued expenses	34,562	34,178
Total current liabilities	67,119	66,578

Non-current income tax liabilities	11,977	11,328
Non-current deferred income tax liabilities, net	19,955	18,876
Other non-current liabilities	35,674	35,914
Commitments and contingencies (Note 14)	—	—
Shareholders' equity:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 27,322,363 shares
(27,295,488 shares at December 30, 2012)	72,789	71,819
Accumulated other comprehensive loss	(56,589)	(62,614)
Retained earnings	462,634	457,700
Total shareholders' equity	478,834	466,905
Total liabilities and shareholders' equity	$613,559	$599,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 31, 2013	March 25, 2012
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(12,631)	$9,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(7,753)	(4,288)
Proceeds from life insurance policy	297	1,726
Proceeds from sales and maturities of investments	200	335
Purchase of investments	(200)	(8)
Other	4	56
NET CASH USED IN INVESTING ACTIVITIES	(7,452)	(2,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	—	(4,347)
Proceeds from exercise of stock options	431	367
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	431	(3,980)

Effect of exchange rate changes on cash	2,458	1,540

Net (decrease) increase in cash and cash equivalents	(17,194)	5,362

Cash and cash equivalents at the beginning of the period	203,364	187,795

Cash and cash equivalents at the end of the period	$186,170	$193,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(Dollars in thousands, except per share data)
(Unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Cumulative
	Number of Shares	Amount	Pension Obligations	Translation Adjustment	Retained Earnings	Total
Balance at December 30, 2012	27,295,488	$71,819	$(5,030)	$(57,584)	$457,700	$466,905

Net income					4,934	4,934
Change in employee benefit plans, net of taxes			85	—	—	85
Net foreign currency translation adjustment			—	5,940	—	5,940
Stock options exercised	26,875	431	—	—	—	431
Stock-based compensation expense	—	539	—	—	—	539
Balance at March 31, 2013	27,322,363	$72,789	$(4,945)	$(51,644)	$462,634	$478,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013
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

Ford Motor Company ("Ford"), General Motors Company ("GM"), Toyota Motor Company ("Toyota") and Chrysler Group LLC ("Chrysler") were our customers individually accounting for more than 10 percent of our consolidated sales in the first quarter of 2013 and together represented approximately 92 percent and 83 percent of our total sales during the first quarter of 2013 and 2012, respectively. We also manufacture aluminum wheels for Nissan, BMW, Subaru, Mitsubishi and Volkswagen.  The loss of all or a substantial portion of our sales to Ford, GM, Toyota or Chrysler would have a significant adverse impact on our operating results and financial condition. This risk is partially mitigated by our long-term relationships with these OEM customers and our supply arrangements, which are generally for multi-year periods.

Demand for automobiles and light-duty trucks (including SUV's and crossover vehicles) in the North American market is subject to many unpredictable factors such as changes in the general economy, gasoline prices, consumer credit availability and interest rates.  Demand for aluminum wheels can be further affected by other factors, including pricing and performance comparisons to competitive materials such as steel.  Finally, the demand for our products is influenced by shifts of market share between vehicle manufacturers and the specific market penetration of individual vehicle platforms being sold by our customers.

While we historically have had long-term relationships with our customers and our supply arrangements generally are for multi-year periods, maintaining such long-term arrangements on terms acceptable to us has become increasingly difficult. Despite recovery of the market for our products since late in 2009, global competitive pricing pressures continue to affect our business negatively as our customers maintain and/or further develop alternative supplier options. Increasingly global procurement practices and competition, and the pressure for price reductions, may make it more difficult to maintain long-term supply arrangements with our customers. As a result, there can be no guarantees that we will be able to negotiate supply arrangements with our customers on terms acceptable to us in the future.

We are engaged in ongoing programs to reduce our own costs through improved operational and procurement practices in an attempt to mitigate the impact of these pricing pressures. However, these improvement programs may not be sufficient to offset the adverse impact of ongoing pricing pressures and potential reductions in customer demand in future periods. Additional factors such as inconsistent customer ordering patterns, increasing product complexity and heightened quality standards also are making it increasingly difficult to reduce our costs. It is also possible that as we incur costs to implement improvement strategies, the initial impact of these strategies on our financial position, results of operations and cash flow may be negative.

The raw materials used in producing our products are readily available and are obtained through suppliers with whom we have, in many cases, relatively long-standing trade relations.

Note 2 – Presentation of Condensed Consolidated Financial Statements

During interim periods, we follow the accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 (the "2012 Annual Report on Form 10K") and apply appropriate interim financial reporting standards for a fair statement of our operating results and financial position in conformity with accounting principles generally accepted in the United States of America, as codified by the Financial Accounting Standards Board ("FASB") in the Accounting Standards Codification ("ASC") (referred to herein as "U.S. GAAP"), as indicated below.  Users of financial information produced for interim periods in 2013 are encouraged to read this Quarterly Report on Form 10-Q in conjunction with our consolidated financial statements and notes thereto filed with the Securities and Exchange Commission ("SEC") in our 2012 Annual Report on Form 10-K.

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

We use a 4-4-5 convention for our fiscal quarters, which are thirteen week periods generally ending on the last Sunday of each calendar quarter.  We refer to these thirteen week fiscal periods as “quarters” throughout this report.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated income statements for the thirteen week periods ended March 31, 2013 and March 25, 2012, (ii) the condensed consolidated statements of comprehensive income for the thirteen week periods ended March 31, 2013 and March 25, 2012, (iii) the condensed consolidated balance sheets at March 31, 2013 and December 30, 2012, (iv) the condensed consolidated statements of cash flows for the thirteen week periods ended March 31, 2013 and March 25, 2012, and (v) the condensed consolidated statement of shareholders’ equity for the thirteen week period ended March 31, 2013. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP.  The condensed consolidated balance sheet as of December 30, 2012, included in this report, was derived from our 2012 audited financial statements, but does not include all disclosures required by U.S. GAAP.

Note 3 – Investment in Unconsolidated Affiliate

On June 28, 2010, we executed a share subscription agreement (the "Agreement") with Synergies Castings Limited ("Synergies"), a private aluminum wheel manufacturer based in Visakhapatnam, India, providing for our acquisition of a minority interest in Synergies. As of March 31, 2013, the total cash investment in Synergies amounted to $4.5 million, representing 12.6 percent of the outstanding equity shares of Synergies. Our Synergies investment is accounted for using the cost method. During 2011, a group of existing equity holders, including the company, made a loan of $1.5 million to Synergies for working capital needs. The company's share of this unsecured advance was $450,000, with terms including repayment over 24 months, and bearing interest at 7 percent per annum, payable quarterly. The principal balance as of March 31, 2013 was $346,000.

Note 4 – Stock-Based Compensation

Our 2008 Equity Incentive Plan authorizes us to issue up to 3.5 million shares of common stock as incentive and non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants.  At March 31, 2013, there were 2.0 million shares available for future grants under this plan. No more than 100,000 shares may be used under the plan as “full value” awards, which include restricted stock and performance units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options and restricted shares granted under the plan require no less than a three year ratable vesting period.

During the first quarter of 2013 there were no grants of share-based awards. During the first quarter of 2012, we granted options for a total of 128,000 shares.  The weighted average fair values at the grant dates for options issued during the first quarter of 2012 was $5.43 per option. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the first quarter of 2012: (i) dividend yield on our common stock of 3.7 percent; (ii) expected stock price volatility of 41.3 percent; (iii) a risk-free interest rate of 1.4 percent; and (iv) an expected option term of 6.9 years.  During the first quarter of 2013, the number of stock options exercised totaled 26,875 and 5,925 options were canceled. During the first quarter of 2012, stock options totaling 24,575 were exercised, and 33,000 options were canceled.

During the first quarter 2012, we also granted restricted shares, or “full value” awards, totaling 1,750 shares. The fair values of each issued restricted share on the applicable date of grant averaged $18.37 for the first quarter of 2012. Restricted share awards, which are subject to forfeiture if employment terminates prior to the shares vesting, are expensed ratably over the vesting period. Shares of restricted stock are considered issued and outstanding shares at the date of grant and have the same dividend and voting rights as other common stock. Dividends paid on the restricted shares are non-forfeitable if the restricted shares do not ultimately vest.

Stock-based compensation expense related to our unvested stock options and restricted share awards was allocated as follows:

(Dollars in thousands)	Thirteen Weeks Ended
	March 31, 2013	March 25, 2012
Cost of sales	$59	$92
Selling, general and administrative expenses	480	393
Stock-based compensation expense before income taxes	539	485
Income tax benefit	(128)	(91)
Total stock-based compensation expense after income taxes	$411	$394

As of March 31, 2013, a total of $2.4 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.7 years.  There were no significant capitalized stock-based compensation costs at March 31, 2013 and December 30, 2012.

Note 5 – Business Segments

Our Chairman and Chief Executive Officer is our chief operating decision maker ("CODM").  Our CODM evaluates both consolidated and disaggregated financial information at each manufacturing facility in deciding how to allocate resources and assess performance.  Each manufacturing facility functions as a separate cost center, manufactures the same products, ships product to the same group of customers, and utilizes the same cast manufacturing process and, as a result, production can be transferred among our facilities.  Accordingly, we operate as a single integrated business and, as such, have only one operating segment - original equipment aluminum automotive wheels.  Net sales and net property, plant and equipment by geographic area are summarized below.

(Dollars in thousands)	Thirteen Weeks Ended
Net sales:	March 31, 2013	March 25, 2012
U.S.	$76,883	$81,656
Mexico	129,558	120,801
Consolidated net sales	$206,441	$202,457

Property, plant and equipment, net:	March 31, 2013	December 30, 2012
U.S.	$55,253	$52,458
Mexico	98,003	95,086
Consolidated property, plant and equipment, net	$153,256	$147,544

Note 6 – Pre-Production Costs Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customers and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Recognized deferred tooling revenues included in net sales in the condensed consolidated income statements totaled $2.0 million and $2.1 million for the thirteen weeks ended March 31, 2013 and March 25, 2012, respectively. The following table summarizes the unamortized customer-owned tooling costs included in our non-current assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities.

(Dollars in Thousands)	March 31, 2013	December 30, 2012
Unamortized Preproduction Costs
Preproduction costs	$54,098	$51,638
Accumulated amortization	(40,344)	(38,667)
Net preproduction costs	$13,754	$12,971

Deferred Tooling Revenues
Accrued expenses	$5,509	$5,688
Other non-current liabilities	3,137	3,443
Total deferred tooling revenues	$8,646	$9,131

Note 7 – Income Per Share

In accordance with U.S. GAAP, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share includes the dilutive effect of outstanding stock options calculated using the treasury stock method.

The computation of diluted earnings per share does not include stock option awards that were outstanding and anti-dilutive (i.e., including such awards would result in higher earnings per share), since the exercise prices of these awards exceeded the average market price of the company’s common stock during the respective periods.  For the thirteen week periods ended March 31, 2013 and March 25, 2012, 1.4 million and 2.0 million shares issuable under outstanding stock options were excluded from the computations, respectively. Summarized below are the calculations of basic and diluted earnings per share.

(In thousands, except per share amounts)	Thirteen Weeks Ended
	March 31, 2013	March 25, 2012
Basic Income Per Share:
Reported net income	$4,934	$6,733
Basic income per share	$0.18	$0.25
Weighted average shares outstanding - Basic	27,311	27,170

Diluted Income Per Share:
Reported net income	$4,934	$6,733
Diluted income per share	$0.18	$0.25
Weighted average shares outstanding	27,311	27,170
Weighted average dilutive stock options	263	157
Weighted average shares outstanding - Diluted	27,574	27,327

Note 8 – Income Taxes

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

The effect on deferred taxes of a change in tax rates is recognized in income in the period that the tax rate change is enacted. In assessing the likelihood of realization of deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income taxes when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe that the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. The valuation allowances carried against our deferred tax assets totaled $3.4 million as of March 31, 2013 and December 30, 2012.

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

For the thirteen weeks ended March 31, 2013 the provision for income taxes was $1.9 million, which was an effective income tax rate of 28 percent. The effective tax rate was favorably impacted by the settlement of a tax audit at our Mexican subsidiary discussed below, foreign income taxes (taxed at rates lower than the U. S. statutory rates) and tax credits recognized as a result of the 2013 enactment of the "American Taxpayer Relief Act of 2012," partially offset by state income taxes (net of federal tax benefit).

The income tax provision for the thirteen weeks ended March 25, 2012 was $4.1 million, which was an effective income tax rate of 38 percent. The effective tax rate was unfavorably affected by the impact of changes in our tax liabilities for uncertain tax positions, partially offset by favorable impacts of foreign income taxed at rates other than our U.S. statutory rate and foreign tax credits.

Within the next twelve month period ending March 30, 2014, we do not expect any of the unrecognized tax benefits to be recognized due to the expiration of related statutes of limitations or completion of any income tax examinations. Mexico's Tax Administration Service (Servicio de Administracion Tributaria, or "SAT"), finalized their examination of the 2007 tax year of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary, during February 2013. In February 2013 we reached a settlement with SAT for the 2007 tax year and made a cash payment of $0.3 million. During the first quarter of 2013, the liability for uncertain tax positions increased by $0.7 million to $12.0 million from $11.3 million at December 30, 2012. The increase primarily resulted from $1.0 million of liabilities established against tax credits recognized during the period, $0.2 million of interest and penalties which were recognized in income tax expense and $0.4 million of foreign currency translation adjustments, somewhat offset by a $0.9 million reduction resulting from the settlement of the 2007 tax year described above.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Mexico, the Netherlands, India and the United States.  We are no longer under examination by taxing authorities regarding any U.S. federal income tax returns for years before 2009 while the years open for examination under various state and local jurisdictions vary.

Note 9 – Short-Term Investments

The company's short-term investments include certificates of deposit and fixed deposits whose original maturity is greater than three months and is one year or less. Certificates of deposit and fixed deposits whose original maturity is three months or less are classified as cash equivalents and certificates of deposit and fixed deposits whose maturity is greater than one year at the balance sheet date are classified as non-current assets in our condensed consolidated balance sheet. The purchase of any certificate of deposit or fixed deposit that is classified as a short-term investment or non-current asset appears in the investing section of our condensed consolidated statement of cash flows. Included in cash and cash equivalents are money market funds of $18.5 million and $28.5 million at March 31, 2013 and December 30, 2012, respectively. Our money market funds are categorized as Level 1 in the fair value hierarchy with fair value measurements based on quoted prices in active markets for identical assets.

Restricted Deposits

We purchase certificates of deposit with maturity dates that expire within twelve months that are used to directly secure or collateralize letters of credit securing our workers’ compensation obligations.  At March 31, 2013 and December 30, 2012, certificates of deposit totaling $4.0 million were restricted in use and were classified as short-term investments on our condensed consolidated balance sheets.

Note 10 – Accounts Receivable

(Dollars in thousands)
	March 31, 2013	December 30, 2012
Trade receivables	$108,474	$91,747
Other receivables	6,264	7,293
	114,738	99,040
Allowance for doubtful accounts	(920)	(573)
Accounts receivable, net	$113,818	$98,467

Note 11 – Inventories

(Dollars in thousands)
	March 31, 2013	December 30, 2012
Raw materials	$21,552	$18,325
Work in process	33,399	31,525
Finished goods	23,151	22,098
Inventories	$78,102	$71,948

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $6.1 million and $6.5 million at March 31, 2013 and December 30, 2012, respectively. Included in raw materials was supplies inventory totaling $10.0 million and $10.2 million at March 31, 2013 and December 30, 2012, respectively.

Note 12 – Property, Plant and Equipment

(Dollars in thousands)
	March 31, 2013	December 30, 2012
Land and buildings	$73,114	$70,235
Machinery and equipment	422,568	408,620
Leasehold improvements and others	8,435	8,374
Construction in progress	10,336	7,565
	514,453	494,794
Accumulated depreciation	(361,197)	(347,250)
Property, plant and equipment, net	$153,256	$147,544

Depreciation expense was $7.0 million and $6.6 million for the thirteen weeks ended March 31, 2013 and March 25, 2012, respectively.

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

For the thirteen weeks ended March 31, 2013, payments to retirees or their beneficiaries totaled approximately $329,000.  We presently anticipate benefit payments in 2013 to total approximately $1.3 million.  The following table summarizes the components of net periodic pension cost for the first quarter of 2013 and 2012.

(Dollars in thousands)	Thirteen Weeks Ended
	March 31, 2013	March 25, 2012
Service cost	$67	$61
Interest cost	284	304
Net amortization	135	66
Net periodic pension cost	$486	$431

Note 14 – Commitments and Contingencies

In March 2013, our board of directors approved a new stock repurchase program authorizing the repurchase of up to $30.0 million of our common stock. This new repurchase program replaced the previously existing share repurchase program. Under the repurchase program, we may repurchase common stock from time to time on the open market or in private transactions. We expect to fund the repurchases through available cash, although credit options are being evaluated in the context of total capital needs. The timing and extent of the repurchases will depend upon market conditions and other corporate considerations at the company's sole discretion.

We are currently undergoing a customs audit at our operations in Mexico in which an issue has arisen related to a period of time in 2010 when we did not timely file required customs forms as a result of the implementation of our new computer system and our reorganization for tax purposes. The required forms were filed on a delayed basis and as a result we may be subject to penalties and interest. The Mexican customs authority is currently in the process of completing their review. At this time it is not possible to reasonably estimate the range of exposure for this issue.

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for our operations in Mexico requires the transfer of funds denominated in the Mexican peso, the value of which increased by 5 percent in relation to the U.S. dollar in the first quarter of 2013.  Foreign currency transaction gains totaled $0.1 million and $0.2 million, in the first quarter of 2013 and 2012, respectively. All transaction gains and losses are included in other income (expense) in the condensed consolidated income statements.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at March 31, 2013 of $51.6 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. At March 31, 2013 we have several purchase commitments in place for the delivery of natural gas during 2013 for a total cost of $1.9 million. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, we expected to take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale (NPNS) exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of March 31, 2013 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

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

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the company, which could cause actual results to differ materially from such statements and from the company's historical results and experience.  The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in the automotive industry, including the financial condition of our OEM customers and changes in consumer preferences for end products, fluctuations in production schedules for vehicles for which we are a supplier, increased global competitive pressures and pricing pressures, our dependence on major customers and third party suppliers and manufacturers, cost, capacity and time of groundbreaking and completion for our new manufacturing facility and the related impact on our operating performance and financial condition, our future liquidity and credit options, our future capital spending for existing operations, our ongoing ability to achieve cost savings and other operational improvements, our ability to introduce new products to meet our customers' demand in a timely manner, the impact on our relationship with customers and our market position due to limitations in our manufacturing capacity, increased repair and maintenance costs and costs to replace machinery and equipment on an accelerated basis due to continued operation of our plants at near full capacity levels, our exposure to foreign currency fluctuations, increasing fuel and energy costs, regulatory changes and other factors or conditions described in Item 1A - Risk Factors in Part I of our 2012 Annual Report on Form 10-K and from time to time in our future reports filed with the Securities and Exchange Commission.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto and with the audited Consolidated Financial Statements, notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Annual Report on Form 10-K.

Executive Overview

Overall North American production of passenger cars and light trucks in the first quarter of 2013 was reported by industry publications as being up by approximately 1 percent versus the comparable period a year ago, with production of passenger cars increasing 3 percent and production of light trucks and SUVs decreasing 1 percent.  While the North American market for automobiles and light-duty trucks (including SUVs and crossover vehicles) has experienced rather pronounced cyclicality over the past several years, the market has been in steady recovery since significant declines in 2009. Production levels of the U.S. automotive industry for the first quarter of 2013 were 4.0 million vehicles. Recent North American production continued at improved levels as the economy and low consumer interest rates are generally supportive of market growth and, in addition, the continuing increase in the average age of vehicles on the road appears to be contributing to higher rates of vehicle replacement. In 2012, it was reported that the average age of an automobile in the U.S. reached 11 years, a new record according to Polk Automotive Research.

Net sales in the first quarter of 2013 increased $3.9 million, or 2 percent, to $206.4 million from $202.5 million in the comparable period a year ago.  Wheel sales in the first quarter of 2013 increased $4.2 million, or 2 percent, to $204.3 million from $200.1 million in the comparable period a year ago. Wheel unit shipments were unchanged compared to last year at 3.1 million for both periods.  Gross profit in the first quarter of 2013 was $13.5 million, or 7 percent of net sales, compared to $17.1 million, or 9 percent of net sales, in the comparable period a year ago.  Net income for the first quarter of 2013 was $4.9 million, or $0.18 per diluted share, compared to net income in the first quarter of 2012 of $6.7 million, or $0.25 per diluted share.

Despite the flat unit sales volume, our operating performance continues to reflect a negative impact from operating inefficiencies, primarily in our U.S. operations.  We continue to focus on programs to reduce costs overall through improved operational and procurement practices, and increased capital reinvestment and factory maintenance to improve equipment reliability. However, there is often a significant lag between the implementation of these initiatives and actual cost savings and improved efficiencies.  Other cost increases, such as for energy and raw materials which are not adjusted for in our product pricing agreements, also may occur in the future and have a negative impact on our future operating results, financial condition and cash flows.

In order to meet anticipated growth in demand for aluminum wheels in the North American market, we recently announced plans to invest between $125 million and $135 million to build a new manufacturing facility in Mexico, which we currently project will open in late 2015.

Results of Operations

(Dollars in thousands, except per share amounts)
	Thirteen Weeks Ended
Selected data	March 31, 2013	March 25, 2012
Net sales	$206,441	$202,457
Gross profit	$13,518	$17,108
Percentage of net sales	6.5%	8.5%
Income from operations	$6,309	$10,223
Percentage of net sales	3.1%	5.0%
Net income	$4,934	$6,733
Percentage of net sales	2.4%	3.3%
Diluted income per share	$0.18	$0.25

Net Sales

Net sales in the first quarter of 2013 increased $3.9 million, or 2 percent, to $206.4 million from $202.5 million in the comparable period a year ago.  Wheel sales in the first quarter of 2013 increased $4.2 million to $204.3 million from $200.1 million in 2012. Wheel shipments in the first quarter of 2013 were unchanged compared to 2012. However, net sales increased as the impact of a favorable mix of wheel sizes and finishes sold was partially offset by a decline in the value of the aluminum component of sales which we generally pass through to our customers. The average selling price of our wheels increased 1 percent as the benefit from a favorable mix of wheel sizes and finishes sold was partially offset by a decrease in the pass through price of aluminum. The decline in aluminum value resulted in $3.1 million lower revenues in the first quarter of 2013 when compared to 2012. Unit shipments increased to Ford, Toyota, Chrysler and Volkswagen, while shipments decreased to Nissan, GM, Subaru, Mitsubishi and BMW.  Wheel development revenues totaled $2.0 million in the first quarter of 2013 and $2.1 million in the comparable period of 2012.

U.S. Operations
Net sales of our U.S. wheel plants in the first quarter of 2013 decreased $4.8 million, or 6 percent, to $76.9 million from $81.7 million in the comparable period a year ago. Wheel sales in the first quarter of 2013 decreased $4.6 million, or 6 percent, to $74.9 million from $79.5 million in the first quarter last year, primarily due to a decrease in unit shipments at U.S. manufacturing facilities. Unit shipments decreased 6 percent in the first quarter of 2013, with the lower volume resulting in a $5.0 million revenue decrease. The average selling price increased slightly as the benefit from a favorable mix of wheel sizes and finishes sold was partially offset by a decrease in the pass-through price of aluminum. The decline in aluminum value reduced revenues by approximately $0.9 million in 2013 when compared to 2012.

Mexico Operations
Net sales of our Mexico operations in the first quarter of 2013 increased $8.8 million, or 7 percent, to $129.6 million from $120.8 million in the comparable period a year ago, reflecting an increase in unit shipments and an increase in average selling prices of our wheels.  Unit shipments increased 5 percent in 2013, with the higher volume contributing approximately $5.8 million in revenues. The average selling price of our wheels increased 2 percent in the first quarter of 2013 as the benefit from a favorable mix of wheel sizes and finishes sold was partially offset by a decrease in the pass-through price of aluminum. The decline in aluminum value reduced revenues by approximately $2.2 million in 2013 when compared to the first quarter of 2012.

Customer Comparisons
As reported by industry publications, North American production of passenger cars and light trucks in the first quarter of 2013 was up approximately 1 percent compared to the same quarter in the previous year, while our wheel shipments were unchanged for the comparable periods.  The increase in North American vehicle production included an increase of 3 percent for passenger cars and a decrease of 1 percent for light trucks and SUVs. During the comparable period, our shipments of light truck wheels increased by 14 percent, while passenger car wheel shipments decreased by 27 percent.

OEM unit shipment composition by customer was as follows:

	Thirteen Weeks Ended
	March 31, 2013	March 25, 2012
Ford	42%	31%
General Motors	25%	30%
Chrysler	12%	12%
International customers	21%	27%
Total	100%	100%

At the customer level, shipments in the first quarter of 2013 to Ford increased 35 percent compared to the comparable period a year ago, as light truck and SUV wheel shipments increased 49 percent and shipments of passenger car wheels increased 3 percent.  At the program level, the major unit shipment increases were for the F-Series trucks, Escape, Explorer and Edge, partially offset by unit shipment decreases for the Fusion.

Shipments to GM in the first quarter of 2013 decreased 15 percent compared to the first quarter of 2012, as passenger car wheel shipments decreased 52 percent and light truck and SUV wheel shipments decreased 5 percent.  The major unit shipment decreases to GM were for the Chevrolet Malibu and Cadillac SRX, partially offset by unit shipment increases in Chevrolet's Volt and the GMT 900 platform vehicles.

Shipments to Chrysler in the first quarter of 2013 increased 4 percent compared to the first quarter last year, as shipments of passenger car wheels increased 31 percent and light truck and SUV wheels increased 3 percent.  The major unit shipment increases to Chrysler were for the Dodge Ram Truck and Chrysler Town & Country, which were partially offset by unit shipment decreases for the Jeep Grand Cherokee.

Shipments to international customers in the first quarter of 2013 decreased 24 percent compared to the first quarter of 2012, as shipments of passenger car wheels decreased 36 percent and shipments of light truck and SUV wheels decreased 6 percent.  At the program level, major unit shipment decreases to international customers were for Nissan's Sentra, Altima and Maxima, and Subaru's Outback, partially offset by unit shipment increases for the Toyota Avalon.

Cost of Sales
Aluminum, natural gas and other direct material costs are a significant component of our costs to manufacture wheels.  These components of our costs of sales are substantially the same for all of our plants since many common suppliers service both our U.S. and Mexico operations. Consolidated cost of sales includes costs for both our U.S. and international operations and certain costs that are not allocated to a specific operation.  These unallocated expenses include corporate services that are primarily incurred in the U.S. but are not charged directly to our world-wide operations, such as engineering services for wheel program development and manufacturing support, environmental and other governmental compliance services.

Consolidated cost of goods sold increased $7.6 million to $192.9 million in the first quarter of 2013, or 93 percent of net sales, compared to $185.3 million, or 92% of net sales, in the first quarter of 2012. Cost of sales in 2013 primarily reflects an increase due to higher labor and other costs when compared to the first quarter last year, somewhat offset by a decrease in aluminum prices, which we generally pass through to our customers. Direct material costs increased approximately $0.2 million to $100.8 million from $100.6 million in the first quarter of 2012. The change in direct material costs includes a reduction of approximately $1.5 million due to aluminum price decreases, which we generally pass through to our customers, which was offset by higher material cost due to an increase in the average size and weight of wheels sold. Compared to the same period in 2012, plant labor and benefit costs increased $2.0 million to $34.5 million in the first quarter of 2013, supply costs increased $1.5 million to $7.8 million in the 2013 period, while repair and maintenance costs remained flat at $7.6 million in the first quarter of 2013. Other cost increases in the 2013 period included higher development costs of $0.7 million, inventory reserve provisions of $0.5 million and depreciation expenses of $0.4 million. Cost of sales associated with corporate services such as engineering support for wheel program development and manufacturing support increased $0.9 million in the first quarter of 2013 when compared to the 2012 period.

Included below are the major items that impacted cost of sales for our U.S. and Mexico operations during the first quarter of 2013.

U.S. Operations
Cost of sales for our U.S. operations decreased by $1.9 million, or 2 percent, in the first quarter of 2013 as compared to the same period in 2012.  Compared to the prior year, cost of sales for our U.S. wheel plants in the 2013 period primarily reflects decreases in costs due to a 6 percent decrease in unit shipments and an approximate $1.3 million decrease in aluminum prices, which we generally pass through to our customers, partially offset by increases in labor and other costs. During the first quarter of 2013, plant labor and benefit costs including overtime premiums increased approximately $1.4 million, or 7 percent, primarily as a result of higher headcount and increases in contract labor, when compared to the first quarter last year. During the first quarter of 2013, labor cost per wheel increased 10 percent and wheels produced per labor hour decreased 12 percent, as compared to the first quarter of 2012. Other increases in the 2013 period included higher supply and small tool costs of $1.3 million, inventory reserve provisions of $0.3 million, development expenses of $0.3 million and depreciation expenses of $0.3 million, while plant repair and maintenance costs were flat compared to the prior year. The manufacturing cost increases overall in 2013 were largely the result of operating inefficiencies related to equipment reliability issues and a product mix that is becoming increasingly challenging to manufacture due to added design complexity and more demanding finish requirements.

Mexico Operations
Cost of sales for our Mexico operations in the first quarter of 2013 increased by $8.6 million, or 9 percent, when compared to the first quarter of 2012.  The 2013 increase primarily reflects a 5 percent increase in unit shipments. During the first quarter of 2013, plant labor and benefit costs increased approximately $0.7 million, or 6 percent, when compared to the first quarter last year. The impact on material costs due to the change in aluminum prices, which we generally pass through to our customers, was insignificant when comparing the 2013 period with 2012, as were changes in plant repair, maintenance, supply and small tool costs. An 8 percent decline in the number of wheels produced per labor hour as compared to the first quarter last year primarily reflected a product mix that is becoming increasingly challenging to manufacture due to added design complexity and more demanding finish requirements.

Gross Profit

Consolidated gross profit decreased $3.6 million for the first quarter of 2013 to $13.5 million, or 7 percent of net sales, compared to $17.1 million, or 9 percent of net sales, for the comparable period a year ago.  As indicated above, unit shipments were flat in the first quarter of 2013 compared to the first quarter last year. However, the gross profit and margin percentage declines were largely the result of operating inefficiencies and cost incurred due to equipment reliability issues and an increasingly difficult mix of products being produced, as described in the discussion of cost of sales above.

The cost of aluminum is a significant component in the overall cost of a wheel and a portion of our selling prices to OEM customers is attributable to the cost of aluminum. The price for aluminum we purchase is adjusted monthly based primarily on changes in certain published market indices. Our selling prices are adjusted periodically based upon aluminum market price changes, but the timing of such adjustments is based on specific customer agreements and can vary from monthly to quarterly to semi-annually. Even if aluminum selling price adjustments were to perfectly match changes in aluminum purchase prices, an increasing aluminum price will result in a declining gross margin percentage - i.e., same gross profit dollars divided by increased sales dollars equals lower gross profit percentage. The opposite is true in periods during which the price of aluminum decreases. In addition, the timing of aluminum price adjustments flowing through sales rarely will match exactly the timing of such changes in cost. As estimated by the company, the unfavorable impact on gross profit in the first quarter of 2013 related to such differences in timing of aluminum adjustments was approximately $1.6 million when compared to the first quarter of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2013 increased $0.3 million to $7.2 million, or 3 percent of net sales, from $6.9 million, or 3 percent of net sales, for the comparable period in 2012.  The 2013 period increase is primarily attributable to a $0.5 million increase in the provision for doubtful accounts receivable.

Income from Operations

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

Consolidated income from operations includes our U.S. and international operations and certain costs that are not allocated to a specific operation.   These unallocated expenses include corporate services that are primarily incurred in the U.S. but are not charged directly to our operations, such as selling, general and administrative expenses, engineering services for wheel program development and manufacturing support, environmental and other governmental compliance services.

Consolidated income from operations decreased $3.9 million in the first quarter of 2013 to $6.3 million, or 3 percent of net sales, from $10.2 million, or 5 percent of net sales, in the comparable period in 2012.  Income from our Mexican operations decreased $0.4 million, while income from our U.S. operations decreased $2.7 million, when comparing the first quarter of 2013 to the comparable period in 2012.  Unallocated corporate costs incurred during the first quarter of 2013 were $0.8 million higher than the comparable period in 2012 primarily due to increases in medical self-insurance costs of $0.5 million and workers' compensation costs of $0.2 million. Included below are the major items that impacted income from operations for our U.S. and Mexico operations during 2013.

U.S. Operations
Operating income from our U.S. operations in the first quarter of 2013 decreased by $2.7 million compared to the first quarter last year.  Income from our U.S operations in the first quarter of 2013 reflects a 6 percent decrease in unit shipments and higher operating costs which caused gross profit to decrease by $2.7 million, and as a percentage of net sales our margin declined 4 percentage points when comparing the first quarter of 2013 with the first quarter of 2012. The decline reflects increases in labor, supply and small tool costs as more fully explained in the cost of sales discussion above. The higher operating costs largely reflect operating inefficiencies and cost due to equipment reliability issues, as well as an increasingly difficult mix of products being produced. The decrease in unit shipments is primarily the result of how production of wheel programs was allocated between our U.S. and Mexico operations.

Mexico Operations
Income from operations for our Mexico operations decreased by $0.4 million in the first quarter of 2013 compared to the first quarter of 2012.  Income from our Mexico operations includes a 5 percent increase in unit shipments and an increase in gross profit of $0.2 million, and as a percentage of net sales our margin declined 1 percentage point when comparing the first quarter of 2013 with the first quarter of 2012. The gross profit increase was offset by a $0.5 million increase in the provision for doubtful accounts receivable.

U.S. versus Mexico Production
During the first quarter of 2013, wheels produced by our Mexico and U.S. operations accounted for 60 percent and 40 percent, respectively, of our total production.  We currently anticipate that the percentage of production in Mexico will remain between 60 percent and 65 percent of our total production for the remainder of 2013.

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

The effect on deferred taxes of a change in tax rates is recognized in income in the period that the tax rate change is enacted. In assessing the likelihood of realization of deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income taxes when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe that the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. The valuation allowances carried against our deferred tax assets totaled $3.4 million as of March 31, 2013 and December 30, 2012.

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

For the thirteen weeks ended March 31, 2013 the provision for income taxes was $1.9 million, which was an effective income tax rate of 28 percent. The effective tax rate was favorably impacted by the settlement of a tax audit at our Mexican subsidiary discussed below, foreign income taxes (taxed at rates lower than the U. S. statutory rates) and tax credits recognized upon the 2013 enactment of the "American Taxpayer Relief Act of 2012," partially offset by state income taxes (net of federal tax benefit).

The income tax provision for the thirteen weeks ended March 25, 2012 was $4.1 million, which was an effective income tax rate of 38 percent. The effective tax rate was unfavorably affected by the impact of changes in our tax liabilities for uncertain tax positions, partially offset by favorable impacts of foreign income taxed at rates other than our U.S. statutory rate and foreign tax credits.

Within the next twelve month period ending March 30, 2014, we do not expect any of the unrecognized tax benefits to be recognized due to the expiration of related statutes of limitations or completion of any income tax examinations. Mexico's Tax Administration Service (Servicio de Administracion Tributaria, or "SAT"), finalized their examination of the 2007 tax year of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary, during February 2013. In February 2013 we reached a settlement with SAT for the 2007 tax year and made a cash payment of $0.3 million. During the first quarter of 2013, the liability for uncertain tax positions increased by $0.7 million to $12.0 million from $11.3 million at December 30, 2012. The increase primarily resulted from $1.0 million of liabilities established against tax credits recognized during the period, $0.2 million of interest and penalties which were recognized in income tax expense and $0.4 million of foreign currency translation adjustments, somewhat offset by a $0.9 million reduction resulting from the settlement of the 2007 tax year described above.

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

Net Income

Net income in the first quarter of 2013 was $4.9 million, or $0.18 per diluted share, compared to net income of $6.7 million, or $0.25 per diluted share, in the first quarter of 2012.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity primarily include cash, cash equivalents and short-term investments and net cash provided by operating activities and, from time to time, other external sources of funds.  Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $345.3 million and 6.1:1, respectively, at March 31, 2013, versus $338.3 million and 6.1:1 at December 30, 2012.  We have no long-term debt.  As of March 31, 2013, our cash, cash equivalents and short-term investments totaled $190.1 million compared to $207.3 million at December 30, 2012 and $198.0 million at March 25, 2012.

Working capital increased in the first quarter of 2013 and primarily reflects increases in accounts receivable and inventory, offset by a decrease in cash, due in part to relatively high capital spending during the period. For the foreseeable future, we expect all working capital requirements, funds required for investing activities and cash dividend payments to be funded from internally generated funds or existing cash, cash equivalents and short-term investments.  The level of change in cash and cash used in operating activities experienced in the first quarter of 2013 may not necessarily be indicative of future results.

We recently announced plans to invest between $125 million and $135 million to build a new manufacturing facility in Mexico. Although our existing liquidity is currently adequate to fund the project, we are evaluating various financing options available to the company, including new borrowings to fund the project.

The following table presents a summary of the net increase in cash and cash equivalents in the periods presented:

(Dollars in thousands)	Thirteen Weeks Ended
	March 31, 2013	March 25, 2012	Change
Net cash (used in) provided by operating activities	$(12,631)	$9,981	$(22,612)
Net cash used in investing activities	(7,452)	(2,179)	(5,273)
Net cash provided by (used in) financing activities	431	(3,980)	4,411
Effect of exchange rate changes on cash	2,458	1,540	918
Net (decrease) increase in cash and cash equivalents	$(17,194)	$5,362	$(22,556)

Operating Activities

Net cash used in operating activities was $12.6 million for the thirteen week period ended March 31, 2013, compared to cash provided by operating activities of $10.0 million for the comparable period a year ago.  Compared to the first quarter of 2012, the $22.6 million decline in cash from operating activities resulted from unfavorable fluctuations in accounts receivable, inventory, income taxes payable and other assets primarily prepaid aluminum, totaling $21.9 million. These negative fluctuations were due primarily to the timing of certain transactions and we do not expect such negative impacts to remain consistent in future periods.

Investing Activities

Our principal investing activities during the thirteen week period ended March 31, 2013 were the funding of $7.8 million of capital expenditures and the purchase of $0.2 million of certificates of deposit, offset by the receipt of $0.2 million cash proceeds from maturing certificates of deposit and $0.3 million cash proceeds from a life insurance policy.  Investing activities during the comparable period a year ago included the funding of $4.3 million of capital expenditures, offset by the receipt of $1.7 million cash proceeds from a life insurance policy and $0.3 million cash proceeds from maturing certificates of deposit.

Financing Activities

Financing activities during the thirteen week period ended March 31, 2013 consisted of the receipt of cash proceeds from the exercise of stock options totaling $0.4 million. Financing activities during the thirteen week period ended March 25, 2012 consisted of the payment of cash dividends on our common stock totaling $4.3 million, partially offset by the receipt of cash proceeds from the exercise of stock options totaling $0.4 million. In December 2012 the company's Board of Directors approved an accelerated payment of the 2013 regular cash dividends into 2012. Accordingly, payment of $17.5 million, representing the 2013 regular cash dividend of $0.64, was made in December 2012.

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican peso, the value of which increased by 5 percent in relation to the U.S. dollar in the first quarter of 2013.  Foreign currency transaction gains totaled $0.1 million and $0.2 million, in the first quarter of 2013 and 2012, respectively.  All transaction gains and losses are included in other income (expense) in the condensed consolidated income statements.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at March 31, 2013 of $51.6 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments in place for the delivery of natural gas through 2013. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, we expected to take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale (NPNS) exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of March 31, 2013 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency.    A significant portion of our business operations are conducted in Mexico. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities and, at March 31, 2013, we had not entered into any foreign exchange contracts.

During the first quarter of 2013, the Mexican peso exchange rate to U.S. dollar averaged 12.7 pesos per U.S. dollar. Based on the balance sheet at March 31, 2013, a 10 percent change in the relationship between the peso and the U.S. dollar may result in a translation impact of between $10.5 million and $12.8 million, which would be recognized in other comprehensive income.

Our business requires us to settle transactions between currencies in both directions, i.e., peso to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” For the first quarter of 2013, we had a $0.1 million net foreign exchange transaction gain related to the peso. Based on the current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances and there can be no assurances that the net transaction balance will not change significantly in the future.

Natural Gas Purchase Commitments.  When market conditions warrant, we enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as natural gas. However, we do not enter into derivatives or other financial instrument transactions for speculative purposes. At March 31, 2013, we had several purchase commitments in place for the delivery of natural gas in 2013 for a total cost of $1.9 million. These fixed price natural gas contracts may expose us to higher costs that cannot be recouped in selling prices in the event that the market price of natural gas declines below the contract price.  As of March 31, 2013, we have fixed price natural gas purchase agreements for deliveries in 2013 that represent approximately 19 percent of our estimated natural gas consumption for the year.

Also see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our 2012 Annual Report on Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management” in this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding required disclosures.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A – Risk Factors in Part I of our 2012 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.  There have been no material changes from the risk factors described in our 2012 Annual Report on Form 10-K.

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date:	May 3, 2013	/s/ Steven J. Borick
Steven J. Borick Chairman, Chief Executive Officer and President

Date:	May 3, 2013	/s/ Kerry A. Shiba
Kerry A. Shiba Executive Vice President and Chief Financial Officer