Form 10-Q
period 2013-06-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2013-08-02
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
Yes  ☐    No  ☑

Number of shares of no par value common stock outstanding as of July 26, 2013: 27,430,478

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Condensed Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
NET SALES	$198,993	$215,053	$405,434	$417,510
Cost of sales	182,756	199,337	375,679	384,686
GROSS PROFIT	16,237	15,716	29,755	32,824
Selling, general and administrative expenses	7,090	7,490	14,299	14,375
INCOME FROM OPERATIONS	9,147	8,226	15,456	18,449
Interest income, net	441	216	876	516
Other income (expense), net	283	(4)	414	337
INCOME BEFORE INCOME TAXES	9,871	8,438	16,746	19,302
Provision for income taxes	(3,547)	(2,024)	(5,488)	(6,155)
NET INCOME	$6,324	$6,414	$11,258	$13,147
INCOME PER SHARE - BASIC	$0.23	$0.24	$0.41	$0.48
INCOME PER SHARE - DILUTED	$0.23	$0.23	$0.41	$0.48
DIVIDENDS DECLARED PER SHARE	$—	$0.16	$—	$0.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012

Net income	$6,324	$6,414	$11,258	$13,147
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(7,633)	(3,441)	(1,693)	(1,104)
Defined benefit pension plan:
Amortization of amounts resulting from changes in actuarial assumptions	134	65	269	131
Tax provision	(50)	(26)	(100)	(52)
Pension changes, net of tax	84	39	169	79
Other comprehensive income (loss), net of tax	(7,549)	(3,402)	(1,524)	(1,025)
Comprehensive income (loss)	$(1,225)	$3,012	$9,734	$12,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	June 30, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$202,536	$203,364
Short term investments	3,970	3,970
Accounts receivable, net	106,582	98,467
Inventories	70,198	71,948
Income taxes receivable	4,460	4,925
Deferred income taxes, net	7,904	7,935
Other current assets	13,166	14,299
Total current assets	408,816	404,908
Property, plant and equipment, net	149,804	147,544
Investment in and advances to unconsolidated affiliate	4,638	4,638
Non-current deferred income taxes, net	17,307	17,038
Non-current assets	29,607	25,473
Total assets	$610,172	$599,601

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,245	$32,400
Accrued expenses	29,005	34,178
Total current liabilities	61,250	66,578

Non-current income tax liabilities	11,730	11,328
Non-current deferred income tax liabilities, net	18,663	18,876
Other non-current liabilities	39,522	35,914
Commitments and contingencies (Note 14)	—	—
Shareholders' equity:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 27,429,978 shares
(27,295,488 shares at December 30, 2012)	74,187	71,819
Accumulated other comprehensive loss	(64,138)	(62,614)
Retained earnings	468,958	457,700
Total shareholders' equity	479,007	466,905
Total liabilities and shareholders' equity	$610,172	$599,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Twenty-six Weeks Ended
	June 30, 2013	June 24, 2012
NET CASH PROVIDED BY OPERATING ACTIVITIES	$15,366	$34,564

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(17,140)	(8,661)
Proceeds from life insurance policy	297	1,726
Proceeds from sales and maturities of investments	2,800	3,142
Purchase of investments	(2,800)	(2,808)
Other	2	240
NET CASH USED IN INVESTING ACTIVITIES	(16,841)	(6,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	—	(8,703)
Proceeds from exercise of stock options	1,133	417
Excess tax benefits from exercise of stock options	324	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,457	(8,286)

Effect of exchange rate changes on cash	(810)	(218)

Net (decrease) increase in cash and cash equivalents	(828)	19,699

Cash and cash equivalents at the beginning of the period	203,364	187,795

Cash and cash equivalents at the end of the period	$202,536	$207,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(Dollars in thousands, except per share data)
(Unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Cumulative
	Number of Shares	Amount	Pension Obligations	Translation Adjustment	Retained Earnings	Total
Balance at December 30, 2012	27,295,488	$71,819	$(5,030)	$(57,584)	$457,700	$466,905

Net income					11,258	11,258
Change in employee benefit plans, net of taxes			169	—	—	169
Net foreign currency translation adjustment			—	(1,693)	—	(1,693)
Stock options exercised	92,808	1,133	—	—	—	1,133
Restricted stock awards granted, net of forfeitures	41,682	—	—	—	—	—
Stock-based compensation expense	—	986	—	—	—	986
Tax impact of stock options	—	249	—	—	—	249
Balance at June 30, 2013	27,429,978	$74,187	$(4,861)	$(59,277)	$468,958	$479,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013
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

Ford Motor Company ("Ford"), General Motors Company ("GM"), Toyota Motor Company ("Toyota") and Chrysler Group LLC ("Chrysler") were our customers individually accounting for more than 10 percent of our consolidated sales in the first two quarters of 2013 and together represented approximately 92 percent and 84 percent of our total sales during the first two quarters of 2013 and 2012, respectively. We also manufacture aluminum wheels for Nissan, BMW, Subaru, Mitsubishi and Volkswagen.  The loss of all or a substantial portion of our sales to Ford, GM, Toyota or Chrysler would have a significant adverse impact on our operating results and financial condition. This risk is partially mitigated by our long-term relationships with these OEM customers and our supply arrangements, which are generally for multi-year periods.

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

We use a 4-4-5 convention for our fiscal quarters, which are thirteen week periods generally ending on the last Sunday of each calendar quarter.  We refer to these thirteen week fiscal periods as “quarters” throughout this report.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated income statements for the twenty-six week periods ended June 30, 2013 and June 24, 2012, (ii) the condensed consolidated statements of comprehensive income for the twenty-six week periods ended June 30, 2013 and June 24, 2012, (iii) the condensed consolidated balance sheets at June 30, 2013 and December 30, 2012, (iv) the condensed consolidated statements of cash flows for the twenty-six week periods ended June 30, 2013 and June 24, 2012, and (v) the condensed consolidated statement of shareholders’ equity for the twenty-six week period ended June 30, 2013. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP.  The condensed consolidated balance sheet as of December 30, 2012, included in this report, was derived from our 2012 audited financial statements, but does not include all disclosures required by U.S. GAAP.

Note 3 – Investment in Unconsolidated Affiliate

On June 28, 2010, we executed a share subscription agreement (the "Agreement") with Synergies Castings Limited ("Synergies"), a private aluminum wheel manufacturer based in Visakhapatnam, India, providing for our acquisition of a minority interest in Synergies. As of June 30, 2013, the total cash investment in Synergies amounted to $4.5 million, representing 12.6 percent of the outstanding equity shares of Synergies. Our Synergies investment is accounted for using the cost method. During 2011, a group of existing equity holders, including the company, made a loan of $1.5 million to Synergies for working capital needs. The company's share of this unsecured advance was $450,000, with original terms including repayment over 24 months, and bearing interest at 7 percent per annum, payable quarterly. The principal balance as of June 30, 2013 was $346,000.

Note 4 – Stock-Based Compensation

Our 2008 Equity Incentive Plan was amended and restated effective May 22, 2013 upon approval by our shareholders at our annual shareholders meeting. As amended, the plan authorizes us to issue up to 3.5 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants.  At June 30, 2013, there were 2.0 million shares available for future grants under this plan. No more than 600,000 shares may be used under the plan as “full value” awards, which include restricted stock and performance units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options and restricted shares granted under the plan generally require no less than a three year ratable vesting period.

During the first two quarters of 2013 there were no option grants. During the first two quarters of 2012, we granted options for a total of 237,500 shares.  The weighted average fair values at the grant dates for options issued during the first two quarters of 2012 was $5.11 per option share. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the first two quarters of 2012: (i) dividend yield on our common stock of 3.75 percent; (ii) expected stock price volatility of 41.2 percent; (iii) a risk-free interest rate of 1.37 percent; and (iv) an expected option term of 6.9 years.  During the first two quarters of 2013, the number of stock options exercised totaled 92,808 and 111,925 options were canceled. During the first two quarters of 2012, stock options totaling 27,325 were exercised, and 65,050 options were canceled.

During the first two quarters of 2013 and 2012, we granted restricted shares, or “full value” awards, totaling 47,681 and 33,550 shares, respectively. The fair values of each issued restricted share on the applicable date of grant averaged $17.77 and $16.92 for the first two quarters of 2013 and 2012, respectively. Restricted share awards, which are subject to forfeiture if employment terminates prior to the shares vesting, are expensed ratably over the vesting period. Shares of restricted stock are considered issued and outstanding shares at the date of grant and have the same dividend and voting rights as other common stock. Dividends paid on the restricted shares are non-forfeitable if the restricted shares do not ultimately vest.

Stock-based compensation expense related to our unvested stock options and restricted share awards was allocated as follows:

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Cost of sales	$59	$46	$118	$138
Selling, general and administrative expenses	388	470	868	863
Stock-based compensation expense before income taxes	447	516	986	1,001
Income tax benefit	(100)	(89)	(228)	(180)
Total stock-based compensation expense after income taxes	$347	$427	$758	$821

As of June 30, 2013, a total of $2.5 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.8 years.  There were no significant capitalized stock-based compensation costs at June 30, 2013 and December 30, 2012.

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

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-six Weeks Ended
Net sales:	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
U.S.	$77,255	$86,099	$154,138	$167,755
Mexico	121,738	128,954	251,296	249,755
Consolidated net sales	$198,993	$215,053	$405,434	$417,510

Property, plant and equipment, net:			June 30, 2013	December 30, 2012
U.S.			$57,171	$52,458
Mexico			92,633	95,086
Consolidated property, plant and equipment, net			$149,804	$147,544

Note 6 – Pre-Production Costs Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customers and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Recognized deferred tooling revenues included in net sales in the condensed consolidated income statements totaled $2.9 million and $1.8 million for the thirteen weeks ended June 30, 2013 and June 24, 2012, respectively, and $4.8 million and $3.9 million for the twenty-six weeks ended June 30, 2013 and June 24, 2012, respectively. The following table summarizes the unamortized customer-owned tooling costs included in our non-current assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities.

(Dollars in Thousands)	June 30, 2013	December 30, 2012
Unamortized Preproduction Costs
Preproduction costs	$56,394	$51,638
Accumulated amortization	(42,273)	(38,667)
Net preproduction costs	$14,121	$12,971

Deferred Tooling Revenues
Accrued expenses	$5,801	$5,688
Other non-current liabilities	3,369	3,443
Total deferred tooling revenues	$9,170	$9,131

Note 7 – Income Per Share

In accordance with U.S. GAAP, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share includes the dilutive effect of outstanding stock options calculated using the treasury stock method.

The computation of diluted earnings per share does not include stock option awards that were outstanding and anti-dilutive (i.e., including such awards would result in higher earnings per share), since the exercise prices of these awards exceeded the average market price of the company’s common stock during the respective periods.  For the thirteen and twenty-six week periods ended June 30, 2013, 1.8 million and 1.6 million shares issuable under outstanding stock options were excluded from the computations, respectively.  For the thirteen and twenty-six week periods ended June 24, 2012, 2.6 million and 2.0 million shares issuable under outstanding stock options were excluded from the computations, respectively. Summarized below are the calculations of basic and diluted earnings per share.

(In thousands, except per share amounts)	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Basic Income Per Share:
Reported net income	$6,324	$6,414	$11,258	$13,147
Basic income per share	$0.23	$0.24	$0.41	$0.48
Weighted average shares outstanding - Basic	27,348	27,209	27,328	27,190

Diluted Income Per Share:
Reported net income	$6,324	$6,414	$11,258	$13,147
Diluted income per share	$0.23	$0.23	$0.41	$0.48
Weighted average shares outstanding	27,348	27,209	27,328	27,190
Weighted average dilutive stock options	104	98	176	123
Weighted average shares outstanding - Diluted	27,452	27,307	27,504	27,313

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

The effect on deferred taxes of a change in tax rates is recognized in income in the period that the tax rate change is enacted. In assessing the likelihood of realization of deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income taxes when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe that the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. The valuation allowances carried against our deferred tax assets totaled $3.4 million as of June 30, 2013 and December 30, 2012.

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

For the thirteen weeks ended June 30, 2013 the provision for income taxes was $3.5 million, which was an effective income tax rate of 36 percent. The effective tax rate was unfavorably affected by non-deductible expenses incurred during the quarter and interest on unrecognized tax benefits, partially offset by income tax credits and foreign income taxes that are taxed at rates lower than the U. S. statutory rates. The provision for income taxes for the twenty-six weeks ended June 30, 2013 was $5.5 million, which was an effective income tax rate of 33 percent. The effective tax rate was favorably impacted by the settlement of a tax audit at our Mexican subsidiary discussed below, foreign income taxes (taxed at rates lower than the U. S. statutory rates) and tax credits recognized as a result of the 2013 enactment of the American Taxpayer Relief Act of 2012, partially offset by state income taxes (net of federal tax benefit) and non-deductible expenses incurred during the period.

The income tax provision for the thirteen weeks ended June 24, 2012 was $2.0 million, which was an effective income tax rate of 24 percent. The effective tax rate was favorably affected by a $6.3 million benefit from the reversal of a portion of our liability for unrecognized tax benefits related to our Mexico subsidiary, which was partially offset by a $4.2 million reduction in related deferred tax assets resulting from the expiration of the statute of limitations for our 2006 tax year. Additional favorable effects on the effective tax rate resulted from an increase in additional unrecognized tax benefits, as well as reductions in certain state deferred taxes and unrecognized tax benefit increases. The income tax provision for the twenty-six weeks ended June 24, 2012 was $6.2 million, which was an effective income tax rate of 32 percent. The effective tax rate was favorably affected by the items having a favorable impact as described for the thirteen week period June 24, 2012 above, as well as foreign income taxed at rates lower than the U. S. statutory rates, offset partially by unfavorable rate impacts of state taxes which are net of federal tax benefit.

Within the next twelve month period ending June 29, 2014, we do not expect any of the yet unrecognized tax benefits to be recognized due to the expiration of related statutes of limitations or completion of any income tax examinations. Mexico's Tax Administration Service (Servicio de Administracion Tributaria, or "SAT"), finalized its examination of the 2007 tax year of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary, during February 2013. In February 2013 we reached a settlement with SAT for the 2007 tax year and made a cash payment of $0.3 million. During the first two quarters of 2013, the liability for uncertain tax positions increased by $0.4 million to $11.7 million from $11.3 million at December 30, 2012. The increase primarily resulted from $1.0 million of liabilities established against tax credits recognized during the first half of 2013 and $0.4 million of interest and penalties which were recognized in income tax expense, partially offset by a $0.9 million reduction resulting from the settlement of the 2007 tax year described above and $0.1 million of foreign currency translation adjustments.

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

Note 9 – Short-Term Investments

The company's short-term investments include certificates of deposit and fixed deposits whose original maturity is greater than three months and is one year or less. Certificates of deposit and fixed deposits whose original maturity is three months or less are classified as cash equivalents and certificates of deposit and fixed deposits whose maturity is greater than one year at the balance sheet date are classified as non-current assets in our condensed consolidated balance sheet. The purchase of any certificate of deposit or fixed deposit that is classified as a short-term investment or non-current asset appears in the investing section of our condensed consolidated statement of cash flows. Included in cash and cash equivalents are money market funds of $18.5 million and $28.5 million at June 30, 2013 and December 30, 2012, respectively. Our money market funds are categorized as Level 1 in the fair value hierarchy with fair value measurements based on quoted prices in active markets for identical assets.

Restricted Deposits

We purchase certificates of deposit with maturity dates that expire within twelve months that are used to directly secure or collateralize letters of credit securing our workers’ compensation obligations.  At June 30, 2013 and December 30, 2012, certificates of deposit totaling $4.0 million were restricted in use and were classified as short-term investments on our condensed consolidated balance sheets.

Note 10 – Accounts Receivable

(Dollars in thousands)
	June 30, 2013	December 30, 2012
Trade receivables	$101,034	$91,747
Other receivables	6,182	7,293
	107,216	99,040
Allowance for doubtful accounts	(634)	(573)
Accounts receivable, net	$106,582	$98,467

Note 11 – Inventories

(Dollars in thousands)
	June 30, 2013	December 30, 2012
Raw materials	$14,728	$18,325
Work in process	26,277	31,525
Finished goods	29,193	22,098
Inventories	$70,198	$71,948

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $5.8 million and $6.5 million at June 30, 2013 and December 30, 2012, respectively. Included in raw materials was supplies inventory totaling $9.2 million and $10.2 million at June 30, 2013 and December 30, 2012, respectively.

Note 12 – Property, Plant and Equipment

(Dollars in thousands)
	June 30, 2013	December 30, 2012
Land and buildings	$70,630	$70,235
Machinery and equipment	415,099	408,620
Leasehold improvements and others	8,488	8,374
Construction in progress	13,540	7,565
	507,757	494,794
Accumulated depreciation	(357,953)	(347,250)
Property, plant and equipment, net	$149,804	$147,544

Depreciation expense was $7.1 million and $6.3 million for the thirteen weeks ended June 30, 2013 and June 24, 2012, respectively. Depreciation expense was $14.0 million and $12.9 million for the twenty-six weeks ended June 30, 2013 and June 24, 2012, respectively.

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

For the twenty-six weeks ended June 30, 2013, payments to retirees or their beneficiaries totaled approximately $622,000.  We presently anticipate benefit payments in 2013 to total approximately $1.3 million.  The following table summarizes the components of net periodic pension cost for the first two quarters of 2013 and 2012.

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Service cost	$67	$61	$134	$122
Interest cost	284	306	568	610
Net amortization	134	65	269	131
Net periodic pension cost	$485	$432	$971	$863

Note 14 – Commitments and Contingencies

In March 2013, our board of directors approved a new stock repurchase program authorizing the repurchase of up to $30.0 million of our common stock. This new repurchase program replaced the previously existing share repurchase program. Under the repurchase program, we may repurchase common stock from time to time on the open market or in private transactions. Currently, we expect to fund the repurchases through available cash, although credit options are being evaluated in the context of total capital needs. The timing and extent of the repurchases will depend upon market conditions and other corporate considerations at the company's sole discretion.

In June 2013 we entered into a contract for the construction of the facility for our new wheel plant in Mexico. The contract is primarily denominated in pesos with a U.S. dollar value of approximately $21 million, based on foreign exchange rates at June 30, 2013, and is expected to be paid out over the next 12 months.

During the quarter ended June 30, 2013 we reached a settlement of an issue with the customs authorities relating to our operations in Mexico, and to a period of time in 2010 when we did not timely file required customs forms. The settlement did not have a significant impact on our results of operations for the period.

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for our operations in Mexico requires the transfer of funds denominated in the Mexican peso, the value of which decreased by 2 percent in relation to the U.S. dollar in the first two quarters of 2013.  Foreign currency transaction gains totaled $0.3 million in the second quarter of 2013, while transaction losses totaled $0.1 million in the second quarter of 2012. Foreign currency transaction gains totaled $0.4 million and $0.1 million in the first two quarters of 2013 and 2012, respectively. All transaction gains and losses are included in other income (expense) in the condensed consolidated income statements.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at June 30, 2013 of $59.3 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. At June 30, 2013 we have several purchase commitments in place for the delivery of natural gas during 2013 for a total cost of $1.3 million. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, we expected to take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of June 30, 2013 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf.  We may from time to time make written or oral statements in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Act of 1934. These forward-looking statements are based upon management's current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and potential liability for environmental-related matters. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to” and similar expressions.

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the company, which could cause actual results to differ materially from such statements and from the company's historical results and experience.  The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in the automotive industry, including the financial condition of our OEM customers and changes in consumer preferences for end products, fluctuations in production schedules for vehicles for which we are a supplier, increased global competitive pressures and pricing pressures, our dependence on major customers and third party suppliers and manufacturers, cost, capacity and time of completion for our new manufacturing facility and the related impact on our operating performance and financial condition, our future liquidity and credit options, our future capital spending for existing operations, our ongoing ability to achieve cost savings and other operational improvements, our ability to introduce new products to meet our customers' demand in a timely manner, the impact on our relationship with customers and our market position due to limitations in our manufacturing capacity, increased repair and maintenance costs and costs to replace machinery and equipment on an accelerated basis due to continued operation of our plants at near full capacity levels, our exposure to foreign currency fluctuations, increasing fuel and energy costs, regulatory changes and other factors or conditions described in Item 1A - Risk Factors in Part I of our 2012 Annual Report on Form 10-K and from time to time in our future reports filed with the Securities and Exchange Commission.

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

Executive Overview

Overall North American production of passenger cars and light-duty trucks in the second quarter of 2013 was reported by industry publications as being up by approximately 6 percent versus the comparable period a year ago, with production of passenger cars increasing 6 percent and production of light-duty trucks--the light-duty truck category includes pick-up trucks, SUV's, vans and "crossover vehicles"--increasing 7 percent.  While the North American market for automobiles and light-duty trucks has experienced rather pronounced cyclicality over the past several years, the market has been in steady recovery since significant declines in 2009. The production level for the North American automotive industry for the second quarter of 2013 was 4.2 million vehicles. Contributing factors to the continued market recovery include general economic improvement, continued low consumer interest rates and the relatively high average age of vehicles which may be an indicator of pent-up demand. In 2012, it was reported that the average age of an automobile in the U.S. reached 11 years, a new record according to Polk Automotive Research.

Net sales in the second quarter of 2013 decreased $16.1 million, or 7 percent, to $199.0 million from $215.1 million in the comparable period a year ago.  Wheel sales in the second quarter of 2013 decreased $17.1 million, or 8 percent, to $195.8 million from $212.9 million in the comparable period a year ago, as wheel unit shipments decreased 0.4 million to 2.9 million.

Gross profit in the second quarter of 2013 was $16.2 million, or 8 percent of net sales, compared to $15.7 million, or 7 percent of net sales, in the comparable period a year ago.  Net income for the second quarter of 2013 was $6.3 million, or $0.23 per diluted share, compared to net income in the second quarter of 2012 of $6.4 million, or $0.23 per diluted share.

Our improved gross margin performance primarily reflects a stronger mix of products sold. Although overall cost efficiency was impacted negatively by the unit sales volume decline, cost performance in the smaller of our two U.S. manufacturing facilities was improved and reflected the benefit of capital investment in prior years.  In reaction to the overall sales volume decline, we are reallocating production volume to our lower-cost capacity in Mexico to the extent possible based on wheel program qualifications and process capabilities. We also continue to focus on ongoing programs to reduce costs and improve operating efficiencies overall. However, there is often a significant lag between the implementation of these initiatives and realization of actual cost savings and improved efficiencies.  Other cost increases, such as for energy and raw materials, which are not adjusted for in our product pricing agreements, also may occur in the future and have a negative impact on our future operating results, financial condition and cash flows.

In order to meet anticipated growth in demand for aluminum wheels in the North American market, we recently announced plans to invest between $125 million and $135 million to build a new manufacturing facility in Mexico, which we currently project will open in late 2015. In June 2013, we entered into a $21 million contract for the construction and commenced site preparation of this new facility.

Results of Operations

(Dollars in thousands, except per share amounts)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
Selected data	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Net sales	$198,993	$215,053	$405,434	$417,510
Gross profit	$16,237	$15,716	$29,756	$32,824
Percentage of net sales	8.2%	7.3%	7.3%	7.9%
Income from operations	$9,147	$8,226	$15,456	$18,449
Percentage of net sales	4.6%	3.8%	3.8%	4.4%
Net income	$6,324	$6,414	$11,258	$13,147
Percentage of net sales	3.2%	3.0%	2.8%	3.1%
Diluted income per share	$0.23	$0.23	$0.41	$0.48

Net Sales

Net sales in the second quarter of 2013 decreased $16.1 million, or 7 percent, to $199.0 million from $215.1 million in the comparable period a year ago.  Wheel sales in the second quarter of 2013 decreased $17.1 million to $195.8 million from $212.9 million in 2012. Wheel shipments in the second quarter of 2013 decreased 11 percent, with the lower volume resulting in $23.8 million lower sales compared to the second quarter of 2012. However, the negative impact of lower volumes on net sales was partially offset by a 3 percent increase in the average selling price of our wheels. The higher average unit selling price reflected the benefit from an improved mix of wheel sizes and finishes sold, which was partially offset by a decline in the value of the aluminum component of sales, which we generally pass through to our customers. The decline in aluminum value resulted in $3.4 million lower revenues in the second quarter of 2013 when compared to 2012. Unit shipments decreased to GM, Nissan, Subaru, BMW, Chrysler and Mitsubishi, while shipments increased to Toyota and remained relatively stable with our other customers.  Wheel development revenues totaled $3.2 million in the second quarter of 2013 and $2.2 million in the comparable 2012 period.

Net sales in the first two quarters of 2013 decreased $12.1 million, or 3 percent, to $405.4 million from $417.5 million in the comparable period a year ago, primarily due to a decrease in the number of wheels shipped. Wheel sales decreased $12.9 million, or 3 percent, to $400.1 million from $413.0 million in the first two quarters a year ago. Unit volume shipped in the first two quarters of 2013 decreased 6 percent, with the lower volume resulting in $23.4 million lower sales compared to the first two quarters of 2012. However, the negative impact of lower unit volume on net sales was partially offset by a 2 percent increase in the average selling price resulting from an improved mix of wheel sizes and finishes sold, partially offset by a decline in the value of the aluminum component of sales, which we generally pass through to our customers. The decline in aluminum value resulted in $6.6 million lower revenues in the first two quarters of 2013 when compared to 2012. Wheel program development revenues totaled approximately $5.3 million in the first two quarters of 2013 and $4.6 million in the comparable period of 2012.

U.S. Operations
Net sales of our U.S. wheel plants in the second quarter of 2013 decreased $8.8 million, or 10 percent, to $77.3 million from $86.1 million in the comparable period a year ago, reflecting a decrease in unit shipments, partially offset by an increase in average selling prices of our wheels. Wheel sales in the second quarter of 2013 decreased $9.9 million, or 12 percent, to $74.4 million from $84.3 million in the second quarter last year, with a $10.8 million revenue decline attributable to a 13 percent decrease in unit shipments. The average unit selling price increased 1 percent due to a favorable mix of wheel sizes and finishes sold which was partially offset by a decrease in the pass-through price of aluminum. The decline in aluminum value reduced revenues by approximately $1.3 million in 2013 when compared to 2012.

During the first two quarters of 2013, net sales of our U.S. wheel plants decreased $13.7 million, or 8 percent, to $154.1 million from $167.8 million in the comparable period a year ago, reflecting a decrease in unit shipments partially offset by an increase in average selling prices of our wheels. Wheel sales in the first two quarters of 2013 decreased $14.5 million, or 9 percent, to $149.3 million from $163.8 million in the first two quarters last year, with a $15.7 million revenue decline attributable to a 10 percent decrease in unit shipments. The average unit selling price increased 1 percent due to a favorable mix of wheel sizes and finishes sold which was partially offset by a decrease in the pass-through price of aluminum. The decline in aluminum value reduced revenues by approximately $2.2 million in 2013 when compared to 2012.

Mexico Operations
Net sales of our Mexico operations in the second quarter of 2013 decreased $7.3 million, or 6 percent, to $121.7 million from $129.0 million in the comparable period a year ago, reflecting a decrease in unit shipments partially offset by an increase in average selling prices of our wheels.  Unit shipments decreased 10 percent in second quarter of 2013, with the lower volume accounting for a $13.0 million revenue decline. The average selling price of our wheels increased 4 percent in the second quarter of 2013, as the benefit from an improved mix of wheel sizes and finishes sold was partially offset by a decrease in the pass-through price of aluminum. The decline in aluminum value reduced revenues by approximately $2.2 million in 2013 when compared to the second quarter of 2012.

During the first two quarters of 2013, net sales of our Mexico wheel plants increased $1.5 million, or 1 percent, to $251.3 million from $249.8 million in the comparable period a year ago, reflecting an increase in average selling prices of our wheels somewhat offset by a decrease in unit shipments. The average selling price of our wheels increased 3 percent in the first two quarters of 2013, as the benefit from a favorable mix of wheel sizes and finishes sold was partially offset by a decrease in the pass-through price of aluminum. The decline in aluminum value reduced revenues by approximately $4.4 million in 2013 when compared to the first two quarters of 2012. Unit shipments decreased 3 percent in first two quarters of 2013 with the lower volume decreasing revenues approximately $7.5 million.

Customer Comparisons
As reported by industry publications, North American production of passenger cars and light trucks in the second quarter of 2013 was up approximately 6 percent compared to the same quarter in the previous year, while our wheel shipments decreased 11 percent for the comparable period.  The increase in North American vehicle production included an increase of 7 percent in the light-duty truck category and an increase of 6 percent for passenger cars. During the comparable period, our shipments of light truck wheels were unchanged and passenger car wheel shipments decreased by 33 percent. When focusing more specifically on second quarter production of the vehicles using wheels we manufacture, vehicle production increased 3 percent compared to our 11 percent decrease in shipments when compared to the same period of last year.

OEM unit shipment composition by customer was as follows:

	Thirteen Weeks Ended
	June 30, 2013	June 24, 2012
Ford	42%	37%
General Motors	23%	26%
Chrysler	12%	11%
International customers	23%	26%
Total	100%	100%

At the customer level, shipments in the second quarter of 2013 to Ford were unchanged compared to the second quarter last year, as light-duty truck wheel shipments increased 7 percent and shipments of passenger car wheels decreased 18 percent.  At the program level, the major unit shipment increases were for the Explorer, Lincoln MKZ and Edge, offset by unit shipment decreases for the Fusion and Escape.

Shipments to GM in the second quarter of 2013 decreased 22 percent compared to the second quarter of 2012, as passenger car wheel shipments decreased 77 percent and light-duty truck wheel shipments decreased 4 percent.  The major unit shipment decreases to GM were for the Chevrolet Malibu and Impala and the Cadillac SRX, partially offset by unit shipment increases for the Buick Enclave and the Cadillac ATS.

Shipments to Chrysler in the second quarter of 2013 decreased 5 percent compared to the second quarter last year, as shipments of light-duty truck wheels decreased 6 percent while passenger car wheels increased 14 percent.  The major unit shipment decreases to Chrysler were for the Jeep Grand Cherokee and Compass, and the Dodge Caravan, which were partially offset by unit shipment increases for the Dodge Ram Truck and the Chrysler Town & Country.

Shipments to international customers in the second quarter of 2013 decreased 19 percent compared to the second quarter of 2012, as shipments of passenger car wheels decreased 27 percent and shipments of light-duty truck wheels decreased 7 percent.  At the program level, major unit shipment decreases to international customers were for Nissan's Sentra, Maxima and Xterra, and Subaru's Outback, partially offset by unit shipment increases for the Toyota Avalon and Nissan Note.

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

Consolidated cost of goods sold decreased $16.5 million to $182.8 million in the second quarter of 2013, or 92 percent of net sales, compared to $199.3 million, or 93 percent of net sales, in the second quarter of 2012. Cost of sales in 2013 primarily reflects a decrease due to lower shipments and a decrease in aluminum prices, which we generally pass through to our customers. Direct material costs decreased approximately $11.1 million to $97.2 million from $108.3 million in the second quarter of 2012. The change in direct material costs includes a reduction of approximately $3.2 million due to aluminum price decreases, which we generally pass through to our customers. Compared to the second quarter of 2012, repair and maintenance costs decreased $0.8 million to $6.6 million, supply and small tool costs decreased $0.7 million to $6.8 million and sales and use tax expenses decreased $0.8 million, primarily due to refunds of taxes paid, in the second quarter of 2013. Plant labor and benefit costs increased $1.0 million to $32.7 million in the second quarter of 2013 compared to the second quarter last year. Other factors contributing to the higher cost of sales in the second quarter of 2013 included increases in plant utilities cost of $1.1 million and depreciation expense of $0.7 million. Cost of sales associated with corporate services such as engineering support for wheel program development and manufacturing support decreased a net $0.2 million overall, including higher wheel development costs of $0.8 million, in the second quarter of 2013 when compared to the 2012 period.

For the first half of 2013 our consolidated cost of goods sold decreased $9.0 million to $375.7 million, or 93 percent of net sales, compared to $384.7 million, or 92 percent of net sales, in the first half of 2012. Cost of sales in 2013 primarily reflects a decrease due to lower shipments and a decrease in aluminum prices, which we generally pass through to our customers, somewhat offset by higher labor and certain other costs when compared to the first half of 2012. Direct material costs decreased approximately $11.0 million to $198.0 million from $209.0 million in the first half of 2012. The decrease in direct material costs includes a reduction of approximately $4.7 million due to aluminum price decreases. In the comparable period in 2012, plant labor and benefit costs increased $3.1 million to $67.3 million in the first half of 2013, supply costs increased $0.8 million to $14.6 million in the 2013 period while repair and maintenance costs decreased $0.7 million to $14.3 million in the first half of 2013. Other cost increases in the first half of 2013 included higher depreciation expenses of $1.0 million and plant utilities costs of $0.8 million, when compared to the 2012 period. Cost of sales associated with corporate services such as engineering support for wheel program development and manufacturing support increased a net $0.7 million overall, including higher wheel development costs of $1.1 million, in the first half of 2013 when compared to last year.

Included below are the major items that impacted cost of sales for our U.S. and Mexico operations during the second quarter and first half of 2013.

U.S. Operations
Cost of sales for our U.S. operations decreased by $8.4 million, or 10 percent, in the second quarter of 2013 as compared to the second quarter of 2012.  Compared to the prior year, cost of sales for our U.S. wheel plants in the 2013 period primarily reflects decreases in costs due to a 13 percent decrease in unit shipments, an approximate $1.3 million decrease in aluminum prices, which we generally pass through to our customers, as well as decreases in labor and other costs. When compared to the prior year, the second quarter 2013 decline in plant labor and benefit costs was approximately $0.5 million, or 2 percent, primarily as a result of decreases in contract labor and overtime, partially offset by increased medical insurance and workers' compensation costs. During the second quarter of 2013, labor cost per wheel increased 11 percent and wheels produced per labor hour decreased 7 percent when compared to the second quarter of 2012, due to the volume decline. Cost of sales in the 2013 period also included decreases in supply and small tool costs of $1.5 million, plant repair and maintenance costs of $0.9 million and sales and use tax expenses of $0.8 million, primarily due to refunds received during the period, while depreciation expense increased $0.4 million, when comparing the second quarter of 2013 with the same period in 2012.

For the first half of 2013, cost of sales for our U.S. operations decreased by $10.3 million, or 6 percent, when compared to the same period in 2012.  Compared to the prior year, cost of sales for our U.S. wheel plants in the 2013 period primarily reflects decreases in costs due to a 10 percent decrease in unit shipments and an approximate $2.6 million decrease in aluminum prices, which we generally pass through to our customers. During the first half of 2013, plant labor and benefit costs including overtime premiums increased approximately $0.9 million, or 2 percent, primarily as a result of higher average headcount during the period. The higher cost coupled with lower unit volume resulted in the current year labor cost per wheel increasing 11 percent and wheels produced per labor hour decreasing 9 percent, as compared to the first half of 2012. Current year depreciation expenses increased

$0.7 million when compared to the first half last year. Cost of sales in the first half of 2013 also included decreases in sales and use tax expenses of $1.2 million primarily due to refunds received during the period, as well as decreases in supply and small tool costs of $0.3 million and plant repair and maintenance costs of $0.8 million, when compared to the first half of 2012.

Mexico Operations
Cost of sales for our Mexico operations in the second quarter of 2013 decreased by $8.0 million, or 7 percent, when compared to the second quarter of 2012.  The 2013 decrease primarily reflects a 10 percent decrease in unit shipments and an approximate $2.0 million decrease in aluminum prices, which we generally pass through to our customers. During the second quarter of 2013, plant labor and benefit costs increased approximately $1.5 million, or 12 percent principally due to higher headcount, when compared to the second quarter last year. Cost of sales in the 2013 period also included increased plant utility costs of $1.1 million due to unfavorable changes in natural gas and electric rates and foreign exchange rates, and increased supply and small tool costs of $0.9 million, when compared to the second quarter last year.

For the first half of 2013, cost of sales for our Mexico operations decreased by $0.6 million when compared to the first half of 2012.  The slight decrease in 2013 primarily reflects a 3 percent decrease in unit shipments and an approximate $2.2 million decrease in aluminum prices, which we generally pass through to our customers, offset by higher labor and other costs. During the first half of 2013, plant labor and benefit costs increased approximately $2.2 million, or 9 percent, when compared to the first half last year. Cost of sales in the first half of 2013 also included increases in the supplies and small tool costs of $1.1 million, utility costs of $0.5 million and inventory reserves of $0.5 million, compared to the first half of 2012.

When comparing the second quarter and first half of 2013 with the comparable 2012 periods, the number of wheels produced per labor hour decreased 7 percent and 8 percent, respectively, due to labor cost increases coupled with the volume decline.

Gross Profit

Consolidated gross profit increased $0.5 million for the second quarter of 2013 to $16.2 million, or 8 percent of net sales, compared to $15.7 million, or 7 percent of net sales, for the comparable period a year ago.  For the first half of 2013 consolidated gross profit decreased $3.0 million to $29.8 million, or 7 percent of net sales, compared to $32.8 million, or 8 percent of net sales, for the comparable period a year ago. As indicated above, unit shipments decreased in the second quarter and first half of 2013 compared to the comparable periods last year. The slight improvements in gross profit and margin percentage in the second quarter of 2013 primarily reflect the benefit of higher average selling prices from an improved mix of wheel sizes and finishes sold and marginal improvements in costs overall. The gross profit and margin percentage declines in the first half of 2013 primarily reflect operating inefficiencies and cost incurred in the first quarter of 2013 due to equipment reliability issues and an increasingly difficult mix of products being produced, as described in the discussion of cost of sales above.

The cost of aluminum is a significant component in the overall cost of a wheel and a portion of our selling prices to OEM customers is attributable to the cost of aluminum. The price for aluminum we purchase is adjusted monthly based primarily on changes in certain published market indices. Our selling prices are adjusted periodically based upon aluminum market price changes, but the timing of such adjustments is based on specific customer agreements and can vary from monthly to quarterly to semi-annually. Even if aluminum selling price adjustments were to perfectly match changes in aluminum purchase prices, an increasing aluminum price will result in a declining gross margin percentage - i.e., same gross profit dollars divided by increased sales dollars equals lower gross profit percentage. The opposite is true in periods during which the price of aluminum decreases. In addition, the timing of aluminum price adjustments flowing through sales rarely will match exactly the timing of such changes in cost. As estimated by the company, the unfavorable impact on gross profit in the second quarter of 2013 related to such differences in timing of aluminum adjustments was approximately $0.2 million, while the unfavorable impact on the results for the first half of 2013 was $1.8 million, when compared to the comparable periods in 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2013 decreased $0.4 million to $7.1 million, or 4 percent of net sales, from $7.5 million, or 3 percent of net sales, for the comparable period in 2012.  The 2013 period cost decrease is primarily attributable to $0.7 million lower legal and consulting costs partially offset by a $0.4 million expense increase to reflect the settlement of a Mexico customs audit for which we had previously established a $0.3 million reserve. For the first half of 2013, selling, general and administrative expenses were $14.3 million, or 4 percent of net sales, compared to $14.4 million, or 3 percent of net sales for the comparable period last year. The principal items affecting the year-to-date period are the same as just noted for the second quarter comparison.

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

Consolidated income from operations increased $0.9 million in the second quarter of 2013 to $9.1 million, or 5 percent of net sales, from $8.2 million, or 4 percent of net sales, in the comparable period in 2012.  Income from our Mexican operations increased $0.6 million, while income from our U.S. operations decreased $1.6 million, when comparing the second quarter of 2013 to the comparable period in 2012.  Unallocated corporate costs incurred during the second quarter of 2013 were $1.9 million lower than the comparable period in 2012 primarily due to decreases in legal and consulting costs of $0.7 million, workers' compensation costs of $0.3 million and lower unreimbursed development costs of $0.3 million.

Consolidated income from operations for the first half of 2013 decreased $2.9 million to $15.5 million, or 4 percent of net sales, from $18.4 million, or 4 percent of net sales, in the comparable period in 2012.  Income from our Mexican operations increased $0.3 million, while income from our U.S. operations decreased $4.3 million, when comparing the first half of 2013 to the comparable period in 2012.  Unallocated corporate costs incurred during the first half of 2013 were $1.1 million lower than the comparable period in 2012 primarily due to $0.9 million lower legal and consulting costs.

Included below are the major items that impacted income from operations for our U.S. and Mexico operations during 2013.

U.S. Operations
Operating income from our U.S. operations in the second quarter of 2013 decreased by $1.6 million compared to the second quarter last year.  The income decline from our U.S operations in the second quarter of 2013 primarily reflects a 13 percent decrease in unit shipments which caused gross profit to decrease by $1.5 million. As a percentage of net sales our gross margin declined 2 percentage points when comparing the second quarter of 2013 with the same period of 2012.

For the first half of 2013, operating income from our U.S. operations decreased by $4.3 million compared to the first half last year.  The income decline from our U.S operations in the first half of 2013 reflects a 10 percent decrease in unit shipments and higher operating costs which caused gross profit to decrease by $4.3 million. As a percentage of net sales our gross margin declined 3 percentage points when comparing the first half of 2013 with the first half of 2012. The decline in operating income in the first half of 2013 reflects increases in labor, supply and small tool costs as more fully explained in the cost of sales discussion above. The higher operating costs largely reflect first quarter 2013 operating inefficiencies and cost due to equipment reliability issues, as well as an increasingly difficult mix of products being produced.

Mexico Operations
Income from operations for our Mexico operations increased by $0.6 million in the second quarter of 2013 compared to the second quarter of 2012.  Income from our Mexico operations includes an increase in gross profit of $0.8 million, and as a percentage of net sales our gross margin increased 2 percentage points when comparing the second quarter of 2013 with the second quarter of 2012. The increase in income from operations primarily reflects an improved mix of wheel sizes and finishes sold with higher average selling prices, which offset the margin impact of a 10 percent decrease in unit shipments and higher manufacturing costs.

Income from operations for our Mexico operations increased by $0.3 million in the first half of 2013 compared to the first half of 2012.  Income from our Mexico operations includes an increase in gross profit of $1.0 million, and as a percentage of net sales our gross margins were flat when comparing the first half of 2013 with the first half of 2012. The increase in income from operations primarily reflects an improved mix of wheel sizes and finishes sold with higher average selling prices, which offset the margin impact of a 3 percent decrease in unit shipments and higher manufacturing costs.

U.S. versus Mexico Production
During the second quarter of 2013, wheels produced by our Mexico and U.S. operations accounted for 64 percent and 36 percent, respectively, of our total production.  For the first half of 2013, wheels produced by our Mexico and U.S. operations accounted for 62 percent and 38 percent, respectively, of our total production. We currently anticipate that the percentage of production in Mexico will remain between 60 percent and 65 percent of our total production for the remainder of 2013.

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

The effect on deferred taxes of a change in tax rates is recognized in income in the period that the tax rate change is enacted. In assessing the likelihood of realization of deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income taxes when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe that the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. The valuation allowances carried against our deferred tax assets totaled $3.4 million as of June 30, 2013 and December 30, 2012.

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

For the thirteen weeks ended June 30, 2013 the provision for income taxes was $3.5 million, which was an effective income tax rate of 36 percent. The effective tax rate was unfavorably affected by non-deductible expenses incurred during the quarter and interest on unrecognized tax benefits, partially offset by income tax credits and foreign income taxes that are taxed at rates lower than the U. S. statutory rates. The provision for income taxes for the twenty-six weeks ended June 30, 2013 was $5.5 million, which was an effective income tax rate of 33 percent. The effective tax rate was favorably impacted by the settlement of a tax audit at our Mexican subsidiary discussed below, foreign income taxes (taxed at rates lower than the U. S. statutory rates) and tax credits recognized as a result of the 2013 enactment of the American Taxpayer Relief Act of 2012, partially offset by state income taxes (net of federal tax benefit) and non-deductible expenses incurred during the period.

The income tax provision for the thirteen weeks ended June 24, 2012 was $2.0 million, which was an effective income tax rate of 24 percent. The effective tax rate was favorably affected by a $6.3 million benefit from the reversal of a portion of our liability for unrecognized tax benefits related to our Mexico subsidiary, which was partially offset by a $4.2 million reduction in related deferred tax assets resulting from the expiration of the statute of limitations for our 2006 tax year. Additional favorable effects on the effective tax rate resulted from an increase in additional unrecognized tax benefits, as well as reductions in certain state deferred taxes and unrecognized tax benefit increases. The income tax provision for the twenty-six weeks ended June 24, 2012 was $6.2 million, which was an effective income tax rate of 32 percent. The effective tax rate was favorably affected by the items having a favorable impact as described for the thirteen week period June 24, 2012 above, as well as foreign income taxed at rates lower than the U. S. statutory rates, offset partially by unfavorable rate impacts of state taxes which are net of federal tax benefit.

Within the next twelve month period ending June 29, 2014, we do not expect any of the yet unrecognized tax benefits to be recognized due to the expiration of related statutes of limitations or completion of any income tax examinations. Mexico's Tax Administration Service (Servicio de Administracion Tributaria, or "SAT"), finalized its examination of the 2007 tax year of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary, during February 2013. In February 2013 we reached a settlement with SAT for the 2007 tax year and made a cash payment of $0.3 million. During the first two quarters of 2013, the liability for uncertain tax positions increased by $0.4 million to $11.7 million from $11.3 million at December 30, 2012. The increase primarily resulted from $1.0 million of liabilities established against tax credits recognized during the first half of 2013 and $0.4 million of interest and penalties which were recognized in income tax expense, partially offset by a $0.9 million reduction resulting from the settlement of the 2007 tax year described above and $0.1 million of foreign currency translation adjustments.

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

Net Income

Net income in the second quarter of 2013 was $6.3 million, or $0.23 per diluted share, compared to net income of $6.4 million, or $0.23 per diluted share, in the second quarter of 2012. Net income in the first half of 2013 was $11.3 million, or $0.41 per diluted share, compared to net income of $13.1 million, or $0.48 per diluted share, in the first half of 2012.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity primarily include cash, cash equivalents and short-term investments and net cash provided by operating activities and, from time to time, other external sources of funds.  Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $347.6 million and 6.7:1, respectively, at June 30, 2013, versus $338.3 million and 6.1:1 at December 30, 2012.  We have no long-term debt.  As of June 30, 2013, our cash, cash equivalents and short-term investments totaled $206.5 million compared to $207.3 million at December 30, 2012 and $212.3 million at June 24, 2012.

Working capital increased in the first half of 2013 and primarily reflects an increase in accounts receivable and a decrease in accrued expenses, offset by decreases in inventory and other current assets. For the foreseeable future, we expect all working capital requirements, funds required for investing activities and cash dividend payments to be funded from internally generated funds or existing cash, cash equivalents and short-term investments.  The level of change in cash and cash provided by operating activities experienced in the first half of 2013 may not necessarily be indicative of future results.

We recently announced plans to invest between $125 million and $135 million to build a new manufacturing facility in Mexico. Although our existing liquidity is currently adequate to fund the project, we are evaluating various financing options available to the company. In June 2013 we entered into a contract for the construction of this new facility in Mexico. The contract is primarily denominated in pesos with a U.S. dollar value of approximately $21 million, based on foreign exchange rates at June 30, 2013, and is expected to be paid out over the next 12 months.

The following table presents a summary of the net increase in cash and cash equivalents in the periods presented:

(Dollars in thousands)	Twenty-six Weeks Ended
	June 30, 2013	June 24, 2012	Change
Net cash provided by operating activities	$15,366	$34,564	$(19,198)
Net cash used in investing activities	(16,841)	(6,361)	(10,480)
Net cash provided by (used in) financing activities	1,457	(8,286)	9,743
Effect of exchange rate changes on cash	(810)	(218)	(592)
Net (decrease) increase in cash and cash equivalents	$(828)	$19,699	$(20,527)

Operating Activities

Net cash provided by operating activities was $15.4 million for the twenty-six week period ended June 30, 2013, compared to $34.6 million for the comparable period a year ago.  Compared to the first half of 2012, the $19.2 million decline in cash from operating activities resulted from unfavorable fluctuations in accounts payable, other assets and liabilities and income tax liabilities, totaling $24.6 million, partially offset by favorable fluctuations in inventories and receivables totaling $5.2 million.

Investing Activities

Our principal investing activities during the twenty-six week period ended June 30, 2013 were the funding of $17.1 million of capital expenditures and the purchase of $2.8 million of certificates of deposit, offset by the receipt of $2.8 million cash proceeds from maturing certificates of deposit and $0.3 million cash proceeds from a life insurance policy.  Investing activities during the comparable period a year ago included the funding of $8.7 million of capital expenditures and the purchase of $2.8 million of certificates of deposit, offset by the receipt of $3.1 million cash proceeds from maturing certificates of deposit and the receipt of $1.7 million cash proceeds from a life insurance policy.

Financing Activities

Financing activities during the twenty-six week period ended June 30, 2013 consisted of the receipt of cash proceeds from the exercise of stock options totaling $1.1 million and excess tax benefits from the option exercises of $0.3 million. Financing activities during the twenty-six week period ended June 24, 2012 consisted of the payment of cash dividends on our common stock totaling $8.7 million, partially offset by the receipt of cash proceeds from the exercise of stock options totaling $0.4 million. In December 2012 the company's Board of Directors approved an accelerated payment of the 2013 regular cash dividends into 2012. Accordingly, a payment of $17.5 million, representing the 2013 regular cash dividend of $0.64, was made in December 2012.

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican peso, the value of which decreased by 2 percent in relation to the U.S. dollar in the first two quarters of 2013.  Foreign currency transaction gains totaled $0.3 million in the second quarter of 2013, and transaction losses totaled $0.1 million in the second quarter of 2012.  For the first half of 2013, foreign currency transaction gains totaled $0.4 million compared to $0.1 million for the comparable period in 2012. All transaction gains and losses are included in other income (expense) in the condensed consolidated income statements.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at June 30, 2013 of $58.2 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments in place for the delivery of natural gas through 2013. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, we expected to take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to our intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of June 30, 2013 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency.    A significant portion of our business operations are conducted in Mexico. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities and, at June 30, 2013, we had not entered into any foreign exchange contracts.

During the first two quarters of 2013, the Mexican peso exchange rate to U.S. dollar averaged 12.6 pesos per U.S. dollar. Based on the balance sheet at June 30, 2013, a 10 percent change in the relationship between the peso and the U.S. dollar may result in a translation impact of between $10.6 million and $13.0 million, which would be recognized in other comprehensive income.

Our business requires us to settle transactions between currencies in both directions, i.e., peso to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” For the first two quarters of 2013, we had a $0.4 million net foreign exchange transaction gain related to the peso. Based on the current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances and there can be no assurances that the net transaction balance will not change significantly in the future.

Natural Gas Purchase Commitments.  When market conditions warrant, we enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as natural gas. However, we do not enter into derivatives or other financial instrument transactions for speculative purposes. At June 30, 2013, we had several purchase commitments in place for the delivery of natural gas in 2013 for a total cost of $1.3 million. These fixed price natural gas contracts may expose us to higher costs that cannot be recouped in selling prices in the event that the market price of natural gas declines below the contract price.  As of June 30, 2013, we have fixed price natural gas purchase agreements for deliveries in 2013 that represent approximately 13 percent of our estimated natural gas consumption for the year.

Also see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our 2012 Annual Report on Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management” in this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

3.1	Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 23, 2013).
3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 25, 2010).
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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date:	8/2/2013	/s/ Steven J. Borick
Steven J. Borick Chairman, Chief Executive Officer and President

Date:	8/2/2013	/s/ Kerry A. Shiba
Kerry A. Shiba Executive Vice President and Chief Financial Officer