Form 10-Q
period 2013-09-29
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2013-11-01
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013

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
Yes  ☐    No  ☑

Number of shares of no par value common stock outstanding as of October 25, 2013: 27,508,206

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Condensed Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
NET SALES	$191,619	$193,926	$597,053	$611,436
Cost of sales	176,201	178,906	551,880	563,592
GROSS PROFIT	15,418	15,020	45,173	47,844
Selling, general and administrative expenses	8,255	5,960	22,554	20,335
INCOME FROM OPERATIONS	7,163	9,060	22,619	27,509
Interest income, net	413	357	1,289	873
Other income (expense), net	142	465	556	803
INCOME BEFORE INCOME TAXES	7,718	9,882	24,464	29,185
Income tax (provision) benefit	(2,547)	5,174	(8,035)	(981)
NET INCOME	$5,171	$15,056	$16,429	$28,204
INCOME PER SHARE - BASIC	$0.19	$0.55	$0.60	$1.04
INCOME PER SHARE - DILUTED	$0.19	$0.55	$0.60	$1.03
DIVIDENDS DECLARED PER SHARE	$0.02	$0.16	$0.02	$0.48

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012

Net income	$5,171	$15,056	$16,429	$28,204
Other comprehensive income (loss), net of tax:
Foreign currency translation gain	2,068	6,098	375	4,994
Defined benefit pension plan:
Adjustment to unrealized loss for unvested termination	522	—	522	—
Amortization of amounts resulting from changes in actuarial assumptions	135	67	404	198
Tax provision	(233)	(24)	(333)	(76)
Pension changes, net of tax	424	43	593	122
Other comprehensive income, net of tax	2,492	6,141	968	5,116
Comprehensive income	$7,663	$21,197	$17,397	$33,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	September 29, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$182,724	$203,364
Short term investments	3,750	3,970
Accounts receivable, net	120,009	98,467
Inventories	67,665	71,948
Income taxes receivable	5,575	4,925
Deferred income taxes, net	7,945	7,935
Other current assets	13,481	14,299
Total current assets	401,149	404,908
Property, plant and equipment, net	186,777	147,544
Investment in and advances to unconsolidated affiliate	4,638	4,638
Non-current deferred income taxes, net	17,289	17,038
Non-current assets	29,133	25,473
Total assets	$638,986	$599,601

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,366	$32,400
Accrued expenses	48,916	34,178
Total current liabilities	82,282	66,578

Non-current income tax liabilities	12,255	11,328
Non-current deferred income tax liabilities, net	18,969	18,876
Other non-current liabilities	38,500	35,914
Commitments and contingencies (Note 14)	—	—
Shareholders' equity:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 27,495,956 shares
(27,295,488 shares at December 30, 2012)	75,046	71,819
Accumulated other comprehensive loss	(61,646)	(62,614)
Retained earnings	473,580	457,700
Total shareholders' equity	486,980	466,905
Total liabilities and shareholders' equity	$638,986	$599,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	September 29, 2013	September 23, 2012
NET CASH PROVIDED BY OPERATING ACTIVITIES	$20,684	$48,156

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(43,408)	(14,265)
Proceeds from life insurance policy	297	1,726
Proceeds from sales and maturities of investments	3,970	4,092
Purchase of investments	(3,750)	(3,978)
Proceeds from sale of property, plant and equipment	13	2,061
Premiums paid for life insurance	(347)	(352)
Other	—	104
NET CASH USED IN INVESTING ACTIVITIES	(43,225)	(10,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	—	(13,063)
Proceeds from exercise of stock options	1,515	810
Excess tax benefits from exercise of stock options	322	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,837	(12,253)

Effect of exchange rate changes on cash	64	1,808

Net (decrease) increase in cash and cash equivalents	(20,640)	27,099

Cash and cash equivalents at the beginning of the period	203,364	187,795

Cash and cash equivalents at the end of the period	$182,724	$214,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(Dollars in thousands, except per share data)
(Unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Cumulative
	Number of Shares	Amount	Pension Obligations	Translation Adjustment	Retained Earnings	Total
Balance at December 30, 2012	27,295,488	$71,819	$(5,030)	$(57,584)	$457,700	$466,905

Net income					16,429	16,429
Change in employee benefit plans, net of taxes			593	—	—	593
Net foreign currency translation adjustment			—	375	—	375
Stock options exercised	117,503	1,515	—	—	—	1,515
Restricted stock awards granted, net of forfeitures	82,965	—	—	—	—	—
Stock-based compensation expense	—	1,500	—	—	—	1,500
Tax impact of stock options	—	212	—	—	—	212
Cash dividends declared ($0.02 per share)	—	—		—	(549)	(549)
Balance at September 29, 2013	27,495,956	$75,046	$(4,437)	$(57,209)	$473,580	$486,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Notes to Condensed Consolidated Financial Statements
September 29, 2013
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

Ford Motor Company ("Ford"), General Motors Company ("GM"), Toyota Motor Company ("Toyota") and Chrysler Group LLC ("Chrysler") were our customers individually accounting for more than 10 percent of our consolidated sales in the first three quarters of 2013 and together represented approximately 91 percent and 85 percent of our total sales during the first three quarters of 2013 and 2012, respectively. We also manufacture aluminum wheels for Nissan, BMW, Subaru, Mitsubishi, Volkswagen and Tesla.  The loss of all or a substantial portion of our sales to Ford, GM, Toyota or Chrysler would have a significant adverse impact on our operating results and financial condition. This risk is partially mitigated by our long-term relationships with these OEM customers and our supply arrangements, which are generally for multi-year periods.

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

We use a 4-4-5 convention for our fiscal quarters, which are thirteen week periods generally ending on the last Sunday of each calendar quarter.  We refer to these thirteen week fiscal periods as “quarters” throughout this report.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and, in our opinion, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated income statements for the thirty-nine week periods ended September 29, 2013 and September 23, 2012, (ii) the condensed consolidated statements of comprehensive income for the thirty-nine week periods ended September 29, 2013 and September 23, 2012, (iii) the condensed consolidated balance sheets at September 29, 2013 and December 30, 2012, (iv) the condensed consolidated statements of cash flows for the thirty-nine week periods ended September 29, 2013 and September 23, 2012, and (v) the condensed consolidated statement of shareholders’ equity for the thirty-nine week period ended September 29, 2013. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP.  The condensed consolidated balance sheet as of December 30, 2012, included in this report, was derived from our 2012 audited financial statements, but does not include all disclosures required by U.S. GAAP.

Note 3 – Investment in Unconsolidated Affiliate

On June 28, 2010, we executed a share subscription agreement with Synergies Castings Limited ("Synergies"), a private aluminum wheel manufacturer based in Visakhapatnam, India, providing for our acquisition of a minority interest in Synergies. As of September 29, 2013, the total cash investment in Synergies amounted to $4.5 million, representing 12.6 percent of the outstanding equity shares of Synergies. Our Synergies investment is accounted for using the cost method. During 2011, a group of existing equity holders, including the company, made a loan of $1.5 million to Synergies for working capital needs. The company's share of this unsecured advance was $450,000, with original terms including repayment over 24 months, and bearing interest at 7 percent per annum, payable quarterly. The principal balance as of September 29, 2013 was $346,000.

Note 4 – Stock-Based Compensation

Our 2008 Equity Incentive Plan was amended and restated effective May 22, 2013 upon approval by our shareholders at our annual shareholders meeting. As amended, the plan authorizes us to issue up to 3.5 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants.  At September 29, 2013, there were 2.0 million shares available for future grants under this plan. No more than 600,000 shares may be used under the plan as “full value” awards, which include restricted stock and performance units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options and restricted shares granted under the plan generally require no less than a three year ratable vesting period.

During the first three quarters of 2013 there were no option grants. During the first three quarters of 2012, we granted options for a total of 247,500 shares.  The weighted average fair values at the grant dates for options issued during the first three quarters of 2012 was $5.10 per option share. The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the first three quarters of 2012: (i) dividend yield on our common stock of 3.74 percent; (ii) expected stock price volatility of 41.2 percent; (iii) a risk-free interest rate of 1.36 percent; and (iv) an expected option term of 6.9 years.  During the first three quarters of 2013, the number of stock options exercised totaled 117,503 and 75,550 options were canceled. During the first three quarters of 2012, stock options totaling 52,325 were exercised, and 146,750 options were canceled.

During the first three quarters of 2013 and 2012, we granted restricted shares, or “full value” awards, totaling 92,631 and 33,550 shares, respectively. The fair values of each issued restricted share on the applicable date of grant averaged $17.61 and $16.92 for the first three quarters of 2013 and 2012, respectively. Restricted share awards, which are generally subject to forfeiture if employment terminates prior to the shares vesting, are expensed ratably over the vesting period. Shares of restricted stock are considered issued and outstanding shares at the date of grant and have the same dividend and voting rights as other common stock. Dividends paid on the restricted shares are non-forfeitable if the restricted shares do not ultimately vest.

Stock-based compensation expense related to our unvested stock options and restricted share awards was allocated as follows:

(Dollars in thousands)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Cost of sales	$50	$49	$168	$187
Selling, general and administrative expenses	464	456	1,332	1,319
Stock-based compensation expense before income taxes	514	505	1,500	1,506
Income tax benefit	(132)	(133)	(360)	(385)
Total stock-based compensation expense after income taxes	$382	$372	$1,140	$1,121

As of September 29, 2013, a total of $2.7 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.7 years.  There were no significant capitalized stock-based compensation costs at September 29, 2013 and December 30, 2012.

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

(Dollars in thousands)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Net sales:	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
U.S. (1)	$65,090	$66,994	$219,228	$233,935
Mexico (1)	126,529	126,932	377,825	377,501
Consolidated net sales	$191,619	$193,926	$597,053	$611,436

Property, plant and equipment, net:			September 29, 2013	December 30, 2012
U.S.			$60,028	$52,458
Mexico			126,749	95,086
Consolidated property, plant and equipment, net			$186,777	$147,544

(1) For the thirteen and thirty-nine weeks ended September 23, 2012, net sales totaling $1.5 million and $2.3 million, respectively, were reclassified from the U.S. to Mexico as a result of reallocating intercompany sales transactions that eliminate in consolidation.

Note 6 – Pre-Production Costs Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customers and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Recognized deferred tooling revenues included in net sales in the condensed consolidated income statements totaled $2.3 million and $2.1 million for the thirteen weeks ended September 29, 2013 and September 23, 2012, respectively, and $7.2 million and $6.1 million for the thirty-nine weeks ended September 29, 2013 and September 23, 2012, respectively. The following table summarizes the unamortized customer-owned tooling costs included in our non-current assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities.

(Dollars in Thousands)	September 29, 2013	December 30, 2012
Unamortized Preproduction Costs
Preproduction costs	$57,971	$51,638
Accumulated amortization	(44,253)	(38,667)
Net preproduction costs	$13,718	$12,971

Deferred Tooling Revenues
Accrued expenses	$5,821	$5,688
Other non-current liabilities	2,919	3,443
Total deferred tooling revenues	$8,740	$9,131

Note 7 – Income Per Share

In accordance with U.S. GAAP, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share includes the dilutive effect of outstanding stock options calculated using the treasury stock method.

The computation of diluted earnings per share does not include stock option awards that were outstanding and anti-dilutive (i.e., including such awards would result in higher earnings per share), since the exercise prices of these awards exceeded the average market price of the company’s common stock during the respective periods.  For the thirteen and thirty-nine week periods ended September 29, 2013, 1.8 million and 1.6 million shares issuable under outstanding stock options were excluded from the computations, respectively.  For the thirteen and thirty-nine week periods ended September 23, 2012, 2.5 million and 2.1 million shares issuable under outstanding stock options were excluded from the computations, respectively. Summarized below are the calculations of basic and diluted earnings per share.

(In thousands, except per share amounts)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Basic Income Per Share:
Reported net income	$5,171	$15,056	$16,429	$28,204
Basic income per share	$0.19	$0.55	$0.60	$1.04
Weighted average shares outstanding - Basic	27,453	27,234	27,370	27,205

Diluted Income Per Share:
Reported net income	$5,171	$15,056	$16,429	$28,204
Diluted income per share	$0.19	$0.55	$0.60	$1.03
Weighted average shares outstanding	27,453	27,234	27,370	27,205
Weighted average dilutive stock options	83	87	144	108
Weighted average shares outstanding - Diluted	27,536	27,321	27,514	27,313

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

The effect on deferred taxes of a change in tax rates is recognized in income in the period that the tax rate change is enacted. In assessing the likelihood of realization of deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income taxes when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe that the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. The valuation allowances carried against our deferred tax assets totaled $3.4 million as of September 29, 2013 and December 30, 2012.

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

For the thirteen weeks ended September 29, 2013 the provision for income taxes was $2.5 million, which was an effective income tax rate of 33 percent. The effective tax rate was favorably affected by income tax credits and foreign income taxes that are taxed at rates lower than the U. S. statutory rates, partially offset by unfavorable non-deductible expenses incurred during the quarter, interest on unrecognized tax benefits and state income taxes (net of federal tax benefit). The provision for income taxes for the thirty-nine weeks ended September 29, 2013 was $8.0 million, which was an effective income tax rate of 33 percent. The effective tax rate was favorably impacted by foreign income taxes (taxed at rates lower than the U. S. statutory rates) and tax credits, including credits recognized as a result of the 2013 enactment of the American Taxpayer Relief Act of 2012 and the settlement of a tax audit at our Mexican subsidiary discussed below, partially offset by state income taxes (net of federal tax benefit).

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

Within the next twelve month period ending September 28, 2014, we do not expect any of the yet unrecognized tax benefits to be recognized due to the expiration of related statutes of limitations or completion of any income tax examinations. Mexico's Tax Administration Service (Servicio de Administracion Tributaria, or "SAT"), finalized its examination of the 2007 tax year of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary, during February 2013. As a result, we reached a settlement with SAT for the 2007 tax year and made a cash payment of $0.3 million. During the first three quarters of 2013, the liability for uncertain tax positions increased by $1.0 million to $12.3 million from $11.3 million at December 30, 2012. The increase primarily resulted from $1.3 million of liabilities established against tax credits recognized during the first three quarters of 2013 and $0.5 million of interest and penalties which were recognized in income tax expense, partially offset by a $0.9 million reduction resulting from the settlement of the 2007 tax year described above and $0.1 million of foreign currency translation adjustments. In September 2013 the Executive Branch of the Mexican government presented a 2014 tax reform proposal to the Congress of Mexico. In addition, the lower house of the Congress of Mexico approved a tax bill which was sent to the upper house of Congress in October 2013. The proposed bill contains provisions that could have a significant impact on our future foreign income tax expense. However, we do not know which provisions, if any, in the current proposal will ultimately be enacted into law.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Mexico, the Netherlands, India and the United States.  We are no longer open for examination by taxing authorities regarding any U.S. federal income tax returns for years before 2010 while the years open for examination under various state and local jurisdictions vary.

Note 9 – Short-Term Investments

The company's short-term investments include certificates of deposit and fixed deposits whose original maturity is greater than three months and is one year or less. Certificates of deposit and fixed deposits whose original maturity is three months or less are classified as cash equivalents and certificates of deposit and fixed deposits whose maturity is greater than one year at the balance sheet date are classified as non-current assets in our condensed consolidated balance sheet. The purchase of any certificate of deposit or fixed deposit that is classified as a short-term investment or non-current asset appears in the investing section of our condensed consolidated statement of cash flows. Included in cash and cash equivalents are money market funds of $28.5 million at December 30, 2012. Our money market funds are categorized as Level 1 in the fair value hierarchy with fair value measurements based on quoted prices in active markets for identical assets.

Restricted Deposits

We purchase certificates of deposit with maturity dates that expire within twelve months that are used to directly secure or collateralize letters of credit securing our workers’ compensation obligations.  At September 29, 2013 and December 30, 2012, certificates of deposit totaling $3.8 million and $4.0 million, respectively, were restricted in use and were classified as short-term investments on our condensed consolidated balance sheets.

Note 10 – Accounts Receivable

(Dollars in thousands)
	September 29, 2013	December 30, 2012
Trade receivables	$114,584	$91,747
Other receivables	6,397	7,293
	120,981	99,040
Allowance for doubtful accounts	(972)	(573)
Accounts receivable, net	$120,009	$98,467

Note 11 – Inventories

(Dollars in thousands)
	September 29, 2013	December 30, 2012
Raw materials	$13,333	$18,325
Work in process	29,952	31,525
Finished goods	24,380	22,098
Inventories	$67,665	$71,948

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $5.6 million and $6.5 million at September 29, 2013 and December 30, 2012, respectively. Included in raw materials was supplies inventory totaling $8.7 million and $10.2 million at September 29, 2013 and December 30, 2012, respectively.

Note 12 – Property, Plant and Equipment

(Dollars in thousands)
	September 29, 2013	December 30, 2012
Land and buildings	$71,345	$70,235
Machinery and equipment	420,126	408,620
Leasehold improvements and others	8,798	8,374
Construction in progress	48,135	7,565
	548,404	494,794
Accumulated depreciation	(361,627)	(347,250)
Property, plant and equipment, net	$186,777	$147,544

Depreciation expense was $7.3 million and $6.5 million for the thirteen weeks ended September 29, 2013 and September 23, 2012, respectively. Depreciation expense was $21.4 million and $19.5 million for the thirty-nine weeks ended September 29, 2013 and September 23, 2012, respectively.

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

For the thirty-nine weeks ended September 29, 2013, payments to retirees or their beneficiaries totaled approximately $973,000.  We presently anticipate benefit payments in 2013 to total approximately $1.3 million.  The following table summarizes the components of net periodic pension cost for the first three quarters of 2013 and 2012.

(Dollars in thousands)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Service cost	$67	$61	$201	$183
Interest cost	283	304	851	914
Net amortization	135	66	404	197
Net periodic pension cost	$485	$431	$1,456	$1,294

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

In June 2013 we entered into a contract for the construction of the facility for our new wheel plant in Mexico and in the third quarter of 2013 we entered into non-cancellable contracts for the purchase of equipment for the new facility. These contracts are denominated in U.S. dollars, Mexican pesos and euros with a U.S. dollar value of approximately $83.1 million, which is expected to be paid out over the next 12 months. As of September 29, 2013, cash payments made under the contracts related to the new facility totaled $19.7 million.

During the quarter ended June 30, 2013 we reached a settlement of an issue with the customs authorities relating to our operations in Mexico, during a period of time in 2010 when we did not timely file required customs forms. The settlement did not have a significant impact on our results of operations for the period.

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for our operations in Mexico requires the transfer of funds denominated in the Mexican peso, the value of which was unchanged in relation to the U.S. dollar in the first three quarters of 2013.  Foreign currency transaction losses totaled $0.2 million in the third quarter of 2013 and transaction gains totaled $0.5 million in the third quarter of 2012. Foreign currency transaction gains totaled $0.2 million and $0.6 million in the first three quarters of 2013 and 2012, respectively. All transaction gains and losses are included in other income (expense) in the condensed consolidated income statements.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at September 29, 2013 of $56.2 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. At September 29, 2013 we have several purchase commitments in place for the delivery of natural gas in 2013 through 2015 for a total cost of $3.9 million. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, we expected to take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of September 29, 2013 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

Note 16 – Subsequent Event

On October 14, 2013, the company and Steven J. Borick entered into a Separation Agreement (the "Separation Agreement"), providing for Mr. Borick's separation from employment as the company's President and Chief Executive Officer, effective upon the earlier of March 31, 2014 or the announcement of the hiring of a successor to either of these offices (the "Separation Date"). Mr. Borick remains the Chairman of the Board of Directors of the Company.
Under the Separation Agreement, in addition to payment of his salary and accrued vacation through the Separation Date, the Company will pay or provide Mr. Borick with the following:
(a) A lump-sum cash payment in an amount equal to (i) $1,345,833 (eighteen months of Mr. Borick's current base salary and an amount equal to an additional 30 days of compensation at Mr. Borick's current salary rate), plus (ii) if the Separation Date occurs prior to March 31, 2014, the amount of base salary that would have been payable to Mr. Borick during the period beginning on the Separation Date and ending on March 31, 2014;
(b) A lump-sum cash payment in an amount equal to that which Mr. Borick is eligible to receive under the Company's CEO Annual Incentive Performance Plan (described in the Company's most recent proxy statement) for 2013, calculated as though Mr. Borick remains employed by the Company as of the end of the calendar year;
(c) A grant of a number of shares of Company common stock equal to the Black-Scholes value of an annual award of 120,000 stock options that Mr. Borick would have been eligible to receive under the Company's Equity Incentive Plan, divided by the Company's closing stock price as reported on the New York Stock Exchange on the Separation Date (or if no price is reported on that day, then the last day prior to such day on which a price is reported); and
(d) Vesting of all of Mr. Borick's unvested stock options and unvested restricted stock.

In addition, the Company and Mr. Borick entered a Consulting Agreement, dated the same date as the Separation Agreement, providing for Mr. Borick to consult with the Company for a twelve-month period beginning on the later of the Separation Date or the date on which he ceases being a member of the board of directors of the Company (provided, such period shall begin no later than the date of the Company's annual meeting of stockholders in 2015), in exchange for monthly payments of $5,000.
In the third quarter of 2013, the company accrued $0.9 million of compensation expense in connection with Mr. Borick's employment agreement.

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

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the company, which could cause actual results to differ materially from such statements and from the company's historical results and experience.  The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in the automotive industry, including the financial condition of our OEM customers and changes in consumer preferences for end products, fluctuations in production schedules for vehicles for which we are a supplier, fluctuations in anticipated demand for aluminum wheels in the North American market, increased global competitive pressures and pricing pressures, our dependence on major customers and third party suppliers and manufacturers, cost, capacity and time of completion for our new manufacturing facility and the related impact on our operating performance and financial condition, our future liquidity and credit options, our future capital spending for existing operations, our ongoing ability to achieve cost savings and other operational improvements, our ability to introduce new products to meet our customers' demand in a timely manner, the impact on our relationship with customers and our market position due to limitations in our manufacturing capacity, increased repair and maintenance costs and costs to replace machinery and equipment on an accelerated basis due to continued operation of our plants at near full capacity levels, our exposure to foreign currency fluctuations, increasing fuel and energy costs, regulatory changes and other factors or conditions described in Item 1A - Risk Factors in Part I of our 2012 Annual Report on Form 10-K and from time to time in our future reports filed with the Securities and Exchange Commission.

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

Executive Overview

Overall North American production of passenger cars and light-duty trucks in the third quarter of 2013 was reported by industry publications as being up by approximately 5 percent overall versus the comparable period a year ago continuing the trend of growth since the 2009 recession. There was a shift in product category mix as production of passenger cars declined 2 percent while production of light-duty trucks--the light-duty truck category includes pick-up trucks, SUV's, vans and "crossover vehicles"--increased 11 percent.  The production level for the North American automotive industry for the third quarter of 2013 was 3.8 million vehicles. Factors contributing to the continued market recovery include general economic improvement, low consumer interest rates and the relatively high average age of vehicles, which may be an indicator of pent-up demand. In August 2013, it was reported that the average age of all light vehicles in the U.S. reached 11.4 years, another new record according to Polk Automotive Research.

Net sales in the third quarter of 2013 decreased $2.3 million, or 1 percent, to $191.6 million from $193.9 million in the comparable period a year ago.  Wheel sales in the third quarter of 2013 decreased $2.3 million, or 1 percent, to $189.1 million from $191.4 million in the comparable period a year ago, as wheel unit shipments were flat at 2.9 million.

Gross profit in the third quarter of 2013 was $15.4 million, or 8 percent of net sales, compared to $15.0 million, or 8 percent of net sales, in the comparable period a year ago.  Gross profit for the 2012 period included a $3.5 million benefit -- equal to 2 percent of net sales -- from the release of a foreign consumption tax reserve due to resolution of an uncertain tax matter. Net income for the third quarter of 2013 was $5.2 million, or $0.19 per diluted share and included income tax expense of $2.5 million, compared to net income in the third quarter of 2012 of $15.1 million, or $0.55 per diluted share, which included an income tax benefit of $5.2 million. The tax benefit in the third quarter of 2012 resulted from the release of a portion of our net liability for uncertain tax positions upon settlement of the 2004 tax year audit in Mexico.

In order to meet anticipated growth in demand for aluminum wheels in the North American market, we announced earlier this year our plans to invest between $125 million and $135 million to build a new manufacturing facility in Mexico, which we currently project will open in late 2014. In June 2013 we entered into a contract for the construction of the new facility and in the third quarter of 2013 we entered into contracts for the purchase of equipment for the new facility. The total value of these contracts was approximately $83.1 million at the end of the third quarter.

Results of Operations

(Dollars in thousands, except per share amounts)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Selected data	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Net sales	$191,619	$193,926	$597,053	$611,436
Gross profit	$15,418	$15,020	$45,173	$47,844
Percentage of net sales	8.0%	7.7%	7.6%	7.8%
Income from operations	$7,163	$9,060	$22,619	$27,509
Percentage of net sales	3.7%	4.7%	3.8%	4.5%
Net income	$5,171	$15,056	$16,429	$28,204
Percentage of net sales	2.7%	7.8%	2.8%	4.6%
Diluted income per share	$0.19	$0.55	$0.60	$1.03

Net Sales

As noted above, net sales in the third quarter of 2013 decreased $2.3 million, or 1 percent, to $191.6 million from $193.9 million in the comparable period a year ago.  Wheel sales in the third quarter of 2013 decreased $2.3 million to $189.1 million from $191.4 million in 2012. Wheel shipments in the third quarter of 2013 were unchanged compared to the third quarter of 2012. The average selling price of our wheels decreased 2 percent primarily reflecting the decline in the value of the aluminum component of sales, which we generally pass through to our customers, partially offset by an improved mix of wheel sizes and finishes sold. The decline in aluminum value resulted in $4.0 million lower revenues in the third quarter of 2013 when compared to 2012. Unit shipments increased to Toyota, Ford, GM, Tesla and Subaru, while shipments to Chrysler, Nissan, VW and BMW decreased. Shipments to other customers were minimal and remained relatively unchanged.  Wheel development revenues totaled $2.5 million in the third quarter of 2013 and 2012.

Net sales in the first three quarters of 2013 decreased $14.3 million, or 2 percent, to $597.1 million from $611.4 million in the comparable period a year ago. Wheel sales decreased $15.1 million, or 3 percent, to $589.3 million from $604.4 million in the first three quarters a year ago. Unit volume shipped in the first three quarters of 2013 decreased 4 percent, with the lower volume resulting in $23.6 million lower sales compared to the first three quarters of 2012. The negative impact of lower unit volume was partially offset by an increase in the average selling price of wheels sold. The average unit selling price increased 1 percent due to an improved mix of wheel sizes and finishes sold, which was partially offset by a decline in the value of the aluminum component of sales, which we generally pass through to our customers. The decline in aluminum value resulted in $10.7 million lower revenues in the first three quarters of 2013 when compared to 2012. Wheel program development revenues totaled approximately $7.8 million in the first three quarters of 2013 and $7.0 million in the comparable period of 2012.

U.S. Operations
Net sales of our U.S. wheel plants in the third quarter of 2013 decreased $1.9 million, or 3 percent, to $65.1 million from $67.0 million in the comparable period a year ago reflecting a decrease in unit shipments, partially offset by an increase in average selling prices. Wheel sales in the third quarter of 2013 decreased $2.0 million, or 3 percent, to $62.8 million from $64.8 million in the third quarter last year, with a $3.7 million revenue decline attributable to a 6 percent decrease in unit shipments. The average unit selling price increased 2 percent due to a favorable mix of wheel sizes and finishes sold, which was partially offset by a decrease in the pass-through price of aluminum. The decline in aluminum value reduced revenues by approximately $1.2 million in 2013 when compared to 2012.

During the first three quarters of 2013, net sales of our U.S. wheel plants decreased $14.7 million, or 6 percent, to $219.2 million from $233.9 million in the comparable period a year ago, reflecting a decrease in unit shipments partially offset by an increase in average selling prices of our wheels. Wheel sales in the first three quarters of 2013 decreased $15.7 million, or 7 percent, to $212.0 million from $227.7 million in the first three quarters last year, with a $19.1 million revenue decline attributable to an 8 percent decrease in unit shipments. The average unit selling price increased 1 percent due to a favorable mix of wheel sizes and finishes sold which was partially offset by a decrease in the pass-through price of aluminum. The decline in aluminum value reduced revenues by approximately $3.1 million in 2013 when compared to 2012.

Mexico Operations
Net sales of our Mexico operations in the third quarter of 2013 decreased $0.4 million, or less than 1 percent, to $126.5 million from $126.9 million in the comparable period a year ago, reflecting an increase in unit shipments offset by a decrease in average selling prices of our wheels.  Unit shipments increased 3 percent in the third quarter of 2013, with the higher volume contributing approximately $3.3 million in additional revenue. The average unit selling price decreased 4 percent due to a decline in the value of the aluminum component of sales, which we generally pass through to our customers and an unfavorable change in the mix of wheel sizes and finishes sold. The decline in aluminum value reduced revenues by approximately $2.7 million in the third quarter of 2013 when compared to the third quarter of 2012.

During the first three quarters of 2013, net sales of our Mexico wheel plants increased $0.3 million, or less than 1 percent, to $377.8 million from $377.5 million in the comparable period a year ago, reflecting an increase in average selling prices of our wheels somewhat offset by a decrease in unit shipments. The average selling price of our wheels increased 1 percent in the first three quarters of 2013, as the benefit from a favorable mix of wheel sizes and finishes sold was partially offset by a decrease in the pass-through price of aluminum. The decline in aluminum value reduced revenues by approximately $7.6 million in 2013 when compared to the first three quarters of 2012. Unit shipments decreased 1 percent in first three quarters of 2013 with the lower volume decreasing revenues approximately $4.3 million.

Customer Comparisons
As reported by industry publications, North American production of passenger cars and light trucks in the third quarter of 2013 was up approximately 5 percent compared to the same quarter in the previous year, while our unit wheel shipments were about flat for the comparable period.  The overall increase in North American light vehicle production included an 11 percent increase in the light-duty truck category and a 2 percent decline for passenger cars. During the comparable 2013 period, our shipments of light truck wheels were largely unchanged and passenger car wheel shipments declined 2 percent, compared to last year.

OEM unit shipment composition by customer was as follows:

	Thirteen Weeks Ended
	September 29, 2013	September 23, 2012
Ford	43%	41%
General Motors	25%	25%
Toyota	12%	9%
Chrysler	9%	12%
International customers (excluding Toyota)	11%	13%
Total	100%	100%

At the customer level, shipments in the third quarter of 2013 to Ford increased 5 percent compared to the third quarter last year, as passenger car wheel shipments increased 10 percent and shipments of light-duty truck wheels increased 3 percent.  At the program level, the major unit shipment increases were for the F-Series Truck, Explorer, Fusion, Lincoln MKZ, Flex and Edge, partially offset by unit shipment decreases for the Escape and Mustang.

Shipments to GM in the third quarter of 2013 increased 2 percent compared to the third quarter of 2012, as light-duty truck wheel shipments increased 8 percent while passenger car wheel shipments decreased 43 percent.  The major unit shipment increases to GM were for the GMT 900/K2XX Platform vehicles, Buick Enclave and the Cadillac ATS, partially offset by unit shipment decreases for the Chevrolet Malibu, Impala and Traverse.

Shipments to Toyota in the third quarter of 2013 increased 37 percent compared to the third quarter last year, as shipments of passenger car wheels increased 79 percent and light-duty truck wheels increased 20 percent.  The major unit shipment increases to Toyota were for the Avalon, Sienna and Venza.

Shipments to Chrysler in the third quarter of 2013 declined 28 percent compared to the third quarter last year, as shipments of light-duty truck wheels decreased 30 percent and passenger car wheel shipments decreased 5 percent.  The major unit shipment decreases to Chrysler were for the Jeep Grand Cherokee and Compass, and the Dodge Journey and Caravan, which were partially offset by unit shipment increases for the Dodge Ram Truck and the Chrysler Town & Country.

Shipments to international customers (excluding Toyota) in the third quarter of 2013 decreased 19 percent compared to the third quarter of 2012, as shipments of passenger car wheels decreased 24 percent and shipments of light-duty truck wheels declined 8 percent.  At the program level, major unit shipment decreases to international customers (excluding Toyota) were for Nissan's Sentra, Maxima and Versa, and VW's Jetta, partially offset by unit shipment increases for the Nissan Note.

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

Consolidated cost of goods sold decreased $2.7 million to $176.2 million in the third quarter of 2013, or 92 percent of net sales, compared to $178.9 million, or 92 percent of net sales, in the third quarter of 2012. Cost of sales in the third quarter of 2012 includes a $3.5 million benefit from the release of a reserve, established in a prior year, for an uncertainty related to a foreign consumption tax that was resolved during the third quarter last year. Excluding the benefit from the release of the consumption tax reserve in 2012, cost of sales in 2013 primarily reflects a decrease in aluminum prices, which we generally pass through to our customers. Direct material and subcontract costs decreased approximately $3.1 million to $104.2 million from $107.4 million in the third quarter of 2012. The change in direct material costs includes a reduction of approximately $3.6 million due to aluminum price decreases, which we generally pass through to our customers. Compared to the third quarter of 2012, supply and small tool costs decreased $1.6 million to $5.9 million and repair and maintenance costs decreased $0.5 million to $7.5 million, while depreciation expense increased $0.7 million, in the third quarter of 2013. Plant labor and benefit costs were $30.1 million in the third quarter of 2013, a decrease of $2.3 million compared to the third quarter last year. Cost of sales associated with corporate services such as engineering support for wheel program development and manufacturing support were flat in the third quarter of 2013 when compared to the 2012 period.

For the first three quarters of 2013 our consolidated cost of goods sold decreased $11.7 million to $551.9 million, or 92 percent of net sales, compared to $563.6 million, or 92 percent of net sales, in the first three quarters of 2012. The decrease in cost of sales in 2013 primarily reflects lower shipments and a decrease in aluminum prices, which we generally pass through to our customers, somewhat offset by higher costs when compared to the first three quarters of 2012. Cost of sales in the 2012 period also reflects the benefit from the release of the foreign consumption tax reserve described above. Direct material and subcontract costs decreased approximately $16.1 million to $330.1 million from $346.2 million in the first three quarters of 2012. The decrease in direct material costs includes a reduction of approximately $8.6 million due to lower aluminum prices. Plant labor and benefit costs increased $0.8 million to $97.4 million in the first three quarters of 2013, depreciation expenses increased $1.8 million and plant utilities costs increased $0.8 million, when compared to the 2012 period. In the first three quarters of 2013 repair and maintenance costs decreased $1.3 million to $21.8 million and supply costs decreased $0.8 million to $20.5 million when compared to the first three quarters last year. Cost of sales associated with corporate services such as engineering support for wheel program development and manufacturing support increased a net $0.8 million overall, including higher wheel development costs of $1.1 million, in the first three quarters of 2013 when compared to last year.

Included below are the major items that impacted cost of sales for our U.S. and Mexico operations during the third quarter and first three quarters of 2013.

U.S. Operations
Cost of sales for our U.S. operations decreased by $7.1 million, or 10 percent, in the third quarter of 2013 as compared to the third quarter of 2012.  Compared to the prior year, lower cost of sales for our U.S. wheel plants in the 2013 period primarily reflects a 6 percent decrease in unit shipments, an approximate $1.0 million decline in aluminum prices, which we generally pass through to our customers, as well as decreases in labor and other costs. When compared to the prior year, the third quarter 2013 decline in plant labor and benefit costs was approximately $3.6 million, or 18 percent, primarily as a result of decreases in headcount, contract labor and overtime. Additionally, labor cost per wheel decreased 9 percent and wheels produced per labor hour increased 14 percent when compared to the third quarter of 2012. The improvements were reflective of several items including reduction of headcount in reaction to the unit volume decline, as well as the benefits to manufacturing productivity from capital improvements and increased equipment reliability. Lower cost of sales in the 2013 period also resulted from decreases in supply and small tool costs of $1.4 million and plant repair and maintenance costs of $0.8 million, while depreciation expense increased $0.7 million.

For the first three quarters of 2013, cost of sales for our U.S. operations decreased by $17.4 million, or 7 percent, when compared to the same period in 2012.  Compared to the prior year, cost of sales for our U.S. wheel plants in the 2013 period primarily reflects lower costs due to an 8 percent decrease in unit shipments and an approximate $3.6 million decrease in aluminum prices, which we generally pass through to our customers. During the first three quarters of 2013, plant labor and benefit costs including overtime premiums decreased approximately $2.7 million, or 4 percent, primarily as a result of lower contract labor and overtime during the period. The lower unit volume resulted in the current year labor cost per wheel increasing 4 percent and wheels produced per labor hour decreasing 2 percent, as compared to the first three quarters of 2012. Current year depreciation expenses increased $1.4 million when compared to the first three quarters last year. Cost of sales in the first three quarters of 2013 also included decreases in sales and use tax expenses of $1.5 million primarily due to refunds received during the period, as well as decreases in supply and small tool costs of $1.7 million and plant repair and maintenance costs of $1.6 million, when compared to the first three quarters of 2012.

Mexico Operations
Cost of sales for our Mexico operations in the third quarter of 2013 increased by $4.3 million, or 4 percent, when compared to the third quarter of 2012.  Cost of sales in the 2012 period reflects the $3.5 million benefit from the release of the foreign consumption tax reserve described above. The 2013 increase also reflects 3 percent higher unit shipments partially offset by an approximate $2.7 million decrease in aluminum prices, which we generally pass through to our customers. During the third quarter of 2013, plant labor and benefit costs increased approximately $1.2 million, or 10 percent, when compared to the third quarter last year. During the third quarter of 2013, labor cost per wheel increased 11 percent and wheels produced per labor hour decreased 4 percent when compared to the third quarter of 2012. Cost of sales in the 2013 period also included increased plant utility costs of $0.5 million due to unfavorable changes in natural gas and electric rates and foreign exchange rates, when compared to the third quarter last year.

For the first three quarters of 2013, cost of sales for our Mexico operations decreased by $4.9 million when compared to the first three quarters of 2012.  The decrease in 2013 primarily reflects a 1 percent decrease in unit shipments and an approximate $5.0 million decrease in aluminum prices, which we generally pass through to our customers, offset by higher labor and other costs. Cost of sales in the first three quarters of 2012 also reflects the $3.5 million benefit from the release of the foreign consumption tax reserve described above. During the first three quarters of 2013, plant labor and benefit costs increased approximately $3.5 million, or 9 percent, when compared to the first three quarters last year. During the first three quarters of 2013, labor cost per wheel increased 12 percent and wheels produced per labor hour decreased 7 percent when compared to the third quarter of 2012, due to labor cost increases coupled with the volume decline. Cost of sales in the first three quarters of 2013 also included increases in utility costs of $1.0 million and supplies and small tool costs of $0.9 million, compared to the first three quarters of 2012.

Gross Profit

Consolidated gross profit increased $0.4 million for the third quarter of 2013 to $15.4 million, or 8 percent of net sales, compared to $15.0 million, or 8 percent of net sales, for the comparable period a year ago.  For the first three quarters of 2013, consolidated gross profit decreased $2.6 million to $45.2 million, or 8 percent of net sales, compared to $47.8 million, or 8 percent of net sales, for the comparable period a year ago. Gross profit in the 2012 periods reflect the benefit from the release of the foreign consumption tax reserve described above. As indicated above, unit shipments were flat in the third quarter of 2013 and decreased in the first three quarters of 2013 when compared to the comparable periods last year. Excluding the benefit from the release of the foreign consumption tax reserve in 2012, the improvements in gross profit in the third quarter of 2013 primarily reflect overall improvements in costs and the benefit of higher average selling prices resulting from an improved mix of wheel sizes and finishes sold. Excluding the benefit from the release of the foreign consumption tax reserve in 2012, gross profit increased $0.9 million in the first three quarters of 2013, reflecting the benefit of higher average selling prices resulting from an improved mix of wheel sizes and finishes sold, partially offset by the impact of lower volumes.

The cost of aluminum is a significant component in the overall cost of a wheel and a portion of our selling prices to OEM customers is attributable to the cost of aluminum. The price for aluminum we purchase is adjusted monthly based primarily on changes in certain published market indices. Our selling prices are adjusted periodically based upon aluminum market price changes, but the timing of such adjustments is based on specific customer agreements and can vary from monthly to quarterly. Even if aluminum selling price adjustments were to perfectly match changes in aluminum purchase prices, an increasing aluminum price will result in a declining gross margin percentage - i.e., same gross profit dollars divided by increased sales dollars equals lower gross profit percentage. The opposite is true in periods during which the price of aluminum decreases. In addition, the timing of aluminum price adjustments flowing through sales rarely will match exactly the timing of such changes in cost. As estimated by the company, the unfavorable impact on gross profit in the third quarter of 2013 related to such differences in timing of aluminum adjustments was approximately $0.4 million, while the unfavorable impact on the results for the first three quarters of 2013 was $2.1 million, when compared to the comparable periods in 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2013 increased $2.3 million to $8.3 million, or 4 percent of net sales, from $6.0 million, or 3 percent of net sales, for the comparable period in 2012.  The 2013 period cost increase is primarily attributable to $1.1 million of executive severance costs, $0.3 million of environmental compliance expense and $0.2 million of medical insurance costs. For the first three quarters of 2013, selling, general and administrative expenses were $22.6 million, or 4 percent of net sales, compared to $20.3 million, or 3 percent of net sales for the comparable period last year. The higher 2013 cost primarily reflects $1.1 million of executive severance costs, a $0.4 million expense increase due to the settlement of a Mexico customs audit for which we had previously established a $0.3 million reserve and a higher provision for doubtful accounts receivable, partially offset by lower legal and professional fees.

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

Consolidated income from operations decreased $1.9 million in the third quarter of 2013 to $7.2 million, or 4 percent of net sales, from $9.1 million, or 5 percent of net sales, in the comparable period in 2012.  Income from our Mexican operations decreased $3.6 million in the third quarter of 2013. However, income in the third quarter of 2012 reflects the $3.5 million benefit from the release of the foreign consumption tax reserve described above. Income from our U.S. operations increased $3.5 million when comparing the third quarter of 2013 to the comparable period in 2012.  Unallocated corporate costs incurred during the third quarter of 2013 were $1.8 million higher than the comparable period in 2012, primarily due to $1.1 million higher executive severance costs and increases in environmental compliance expenses of $0.3 million and medical insurance costs of $0.2 million.

For the first three quarters, consolidated income from operations for 2013 was $22.6 million, or 4 percent of net sales, as compared to $27.5 million, or 4 percent of net sales, in 2012.  Income from our Mexican operations decreased $3.4 million in the first three quarters of 2013, which reflects the $3.5 million benefit in 2012 from the release of the foreign consumption tax reserve described above. Income from our U.S. operations for the first three quarters of 2013 decreased $0.8 million when compared to the same period in 2012.  Unallocated corporate costs incurred during the first three quarters of 2013 were $0.7 million higher than the comparable period in 2012, primarily due to $1.1 million higher executive severance costs.

Included below are the major items that impacted income from operations for our U.S. and Mexico operations during 2013.

U.S. Operations
Operating income from our U.S. operations in the third quarter of 2013 increased by $3.5 million when compared to the third quarter last year.  While unit shipments decreased 6 percent, operating income improved in the third quarter of 2013 as the impact of the lower volume was offset by improvements in average selling prices of our wheels and lower costs overall. The average selling price of our wheels increased due to an improved mix of wheel sizes and finishes sold, and the overall cost improvement included reductions in labor, repair, maintenance and supply costs. As a percentage of net sales, our gross margin improved 5 percentage points when comparing the third quarter of 2013 with the same period of 2012.

For the first three quarters of 2013, operating income from our U.S. operations decreased by $0.8 million when compared to the first three quarters last year.  The income decline in the first three quarters of 2013 reflects an 8 percent decrease in unit shipments. The impact of the lower volume was partially offset by improvements in average selling prices of our wheels and lower costs overall in 2013. The average selling price of our wheels increased due to an improved mix of wheel sizes and finishes sold, and the overall cost improvement included reductions in labor, repair, maintenance and supply costs, as well as sales and use taxes. As a percentage of net sales, our gross margins were flat when comparing the first three quarters of 2013 with the first three quarters of 2012. The decline in operating income in the first three quarters of 2013 is largely reflective of first quarter 2013 operating inefficiencies and cost due to equipment reliability issues, as well as an increasingly difficult mix of products being produced.

Mexico Operations
Income from operations for our Mexico operations decreased $3.6 million in the third quarter of 2013 as compared to the third quarter of 2012.  Income from operations in the third quarter of 2012 reflects the $3.5 million benefit from the release of the foreign consumption tax reserve described above. Excluding the 2012 benefit from the release of the foreign consumption tax reserve, income from operations in 2013 reflects an increase in gross profit of $0.3 million. As a percentage of net sales, our gross margins were flat when comparing the third quarter of 2013 with the third quarter of 2012. Excluding the benefit from the release of the foreign consumption tax reserve in 2012, income from operations increased slightly as a result of a 3 percent increase in unit shipments partially offset by lower average selling prices of our wheels and higher manufacturing costs.

Income from operations for our Mexico operations decreased by $3.4 million in the first three quarters of 2013 compared to the first three quarters of 2012.  Excluding the $3.5 million benefit from the release of the foreign consumption tax reserve in 2012, income from operations in 2013 includes an increase in gross profit of $1.2 million, and as a percentage of net sales our gross margins were flat when comparing the first three quarters of 2013 with the first three quarters of 2012. Excluding the consumption tax reserve release in 2012, the slight increase in income from operations resulted primarily from an improved mix of wheel sizes and finishes sold, offset by a 1 percent decrease in unit shipments and higher manufacturing costs.

U.S. versus Mexico Production
During the third quarter of 2013, wheels produced by our Mexico and U.S. operations accounted for 66 percent and 34 percent, respectively, of our total production.  For the first three quarters of 2013, wheels produced by our Mexico and U.S. operations accounted for 64 percent and 36 percent, respectively, of our total production. We currently anticipate that the percentage of production in Mexico will remain between 65 percent and 70 percent of our total production for the remainder of 2013.

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

The effect on deferred taxes of a change in tax rates is recognized in income in the period that the tax rate change is enacted. In assessing the likelihood of realization of deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income taxes when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe that the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. The valuation allowances carried against our deferred tax assets totaled $3.4 million as of September 29, 2013 and December 30, 2012.

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

For the thirteen weeks ended September 29, 2013 the provision for income taxes was $2.5 million, which was an effective income tax rate of 33 percent. The effective tax rate was favorably affected by income tax credits and foreign income taxes that are taxed at rates lower than the U. S. statutory rates, partially offset by unfavorable non-deductible expenses incurred during the quarter, interest on unrecognized tax benefits and state income taxes (net of federal tax benefit). The provision for income taxes for the thirty-nine weeks ended September 29, 2013 was $8.0 million, which was an effective income tax rate of 33 percent. The effective tax rate was favorably impacted by foreign income taxes (taxed at rates lower than the U. S. statutory rates) and tax credits, including credits recognized as a result of the 2013 enactment of the American Taxpayer Relief Act of 2012 and the settlement of a tax audit at our Mexican subsidiary discussed below, partially offset by state income taxes (net of federal tax benefit).

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

Within the next twelve month period ending September 28, 2014, we do not expect any of the yet unrecognized tax benefits to be recognized due to the expiration of related statutes of limitations or completion of any income tax examinations. Mexico's Tax Administration Service (Servicio de Administracion Tributaria, or "SAT"), finalized its examination of the 2007 tax year of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary, during February 2013. As a result, we reached a settlement with SAT for the 2007 tax year and made a cash payment of $0.3 million. During the first three quarters of 2013, the liability for uncertain tax positions increased by $1.0 million to $12.3 million from $11.3 million at December 30, 2012. The increase primarily resulted from $1.3 million of liabilities established against tax credits recognized during the first three quarters of 2013 and $0.5 million of interest and penalties which were recognized in income tax expense, partially offset by a $0.9 million reduction resulting from the settlement of the 2007 tax year described above and $0.1 million of foreign currency translation adjustments. In September 2013 the Executive Branch of the Mexican government presented a 2014 tax reform proposal to the Congress of Mexico. In addition, the lower house of the Congress of Mexico approved a tax bill which was sent to the upper house of Congress in October 2013. The proposed bill contains provisions that could have a significant impact on our future foreign income tax expense. However, we do not know which provisions, if any, in the current proposal will ultimately be enacted into law.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Mexico, the Netherlands, India and the United States.  We are no

longer open for examination by taxing authorities regarding any U.S. federal income tax returns for years before 2010 while the years open for examination under various state and local jurisdictions vary.

Net Income

Net income in the third quarter of 2013 was $5.2 million, or $0.19 per diluted share, and included income tax expense of $2.5 million, compared to net income in the third quarter of 2012 of $15.1 million, or $0.55 per diluted share, which included an income tax benefit of $5.2 million. Net income in the first three quarters of 2013 was $16.4 million, or $0.60 per diluted share, and included income tax expense of $8.0 million, compared to net income in the first three quarters of 2012 of $28.2 million, or $1.03 per diluted share, which included income tax expense of $1.0 million.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity primarily include cash, cash equivalents and short-term investments and net cash provided by operating activities and, from time to time, other external sources of funds.  Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $318.9 million and 4.9:1, respectively, at September 29, 2013, versus $338.3 million and 6.1:1 at December 30, 2012.  We have no long-term debt.  As of September 29, 2013, our cash, cash equivalents and short-term investments totaled $186.5 million compared to $207.3 million at December 30, 2012 and $219.9 million at September 23, 2012.

Working capital decreased in the first three quarters of 2013 and primarily reflects payments and obligations related to constructing and equipping our new wheel plant in Mexico, which decreased cash and increased accrued liabilities during the period, partially offset by an increase in accounts receivable. For the foreseeable future, we expect all working capital requirements, funds required for investing activities and cash dividend payments to be funded from internally generated funds or existing cash, cash equivalents and short-term investments.  The level of change in cash and cash provided by operating activities experienced in the first three quarters of 2013 may not necessarily be indicative of future results.

Earlier this year we announced plans to invest between $125 million and $135 million to build a new manufacturing facility in Mexico. Although our existing liquidity is currently adequate to fund the project, we are evaluating various financing options available to the company. In the second and third quarter of 2013 we entered into contracts for constructing and equipping this new facility in Mexico. The contracts are denominated in U.S. dollars, Mexican pesos and euros, with a total U.S. dollar value of approximately $83.1 million, which is expected to be paid out over the next 12 months. As of September 29, 2013, cash payments made under contracts related to the new facility totaled $19.7 million.

The following table presents a summary of the net increase in cash and cash equivalents in the periods presented:

(Dollars in thousands)	Thirty-nine Weeks Ended
	September 29, 2013	September 23, 2012	Change
Net cash provided by operating activities	$20,684	$48,156	$(27,472)
Net cash used in investing activities	(43,225)	(10,612)	(32,613)
Net cash provided by (used in) financing activities	1,837	(12,253)	14,090
Effect of exchange rate changes on cash	64	1,808	(1,744)
Net (decrease) increase in cash and cash equivalents	$(20,640)	$27,099	$(47,739)

Operating Activities

Net cash provided by operating activities was $20.7 million for the thirty-nine week period ended September 29, 2013, compared to $48.2 million for the comparable period a year ago.  Compared to the first three quarters of 2012, the $27.5 million decline in cash from operating activities resulted primarily from unfavorable fluctuations in receivables, income taxes payable, accrued liabilities and accounts payable totaling $41.9 million, partially offset by favorable fluctuations in inventories totaling $10.8 million.

Investing Activities

Our principal investing activities during the thirty-nine week period ended September 29, 2013 included the funding of $43.4 million of capital expenditures, including payments totaling $19.7 million related to our new wheel plant discussed above, and the purchase of $3.8 million of certificates of deposit, offset by the receipt of $4.0 million cash proceeds from maturing certificates of deposit.  Investing activities during the comparable period a year ago included the funding of $14.3 million of capital expenditures and the purchase of $4.0 million of certificates of deposit, offset by the receipt of $4.1 million cash proceeds from maturing certificates of deposit, the receipt of $2.1 million cash proceeds from the sale of fixed assets and the receipt of $1.7 million cash proceeds from a life insurance policy.

Financing Activities

Financing activities during the thirty-nine week period ended September 29, 2013 consisted of the receipt of cash proceeds from the exercise of stock options totaling $1.5 million and excess tax benefits from the option exercises of $0.3 million. Financing activities during the thirty-nine week period ended September 23, 2012 consisted of the payment of cash dividends on our common stock totaling $13.1 million, partially offset by the receipt of cash proceeds from the exercise of stock options totaling $0.8 million. In December 2012 the company's Board of Directors approved an accelerated payment of the 2013 regular cash dividends into 2012. Accordingly, a payment of $17.5 million, representing the 2013 regular cash dividend of $0.64, was made in December 2012. In the third quarter of 2013, the Board of Directors approved a $0.02 increase in the company's quarterly dividend to $0.18 per share from $0.16 per share, or on an annualized basis to $0.72 per share from $0.64 per share.

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

Subsequent Event

On October 14, 2013, the company and Steven J. Borick entered into a Separation Agreement (the "Separation Agreement"), providing for Mr. Borick's separation from employment as the company's President and Chief Executive Officer, effective upon the earlier of March 31, 2014 or the announcement of the hiring of a successor to either of these offices (the "Separation Date"). Mr. Borick remains the Chairman of the Board of Directors of the Company.
Under the Separation Agreement, in addition to payment of his salary and accrued vacation through the Separation Date, the Company will pay or provide Mr. Borick with the following:
(a) A lump-sum cash payment in an amount equal to (i) $1,345,833 (eighteen months of Mr. Borick's current base salary and an amount equal to an additional 30 days of compensation at Mr. Borick's current salary rate), plus (ii) if the Separation Date occurs prior to March 31, 2014, the amount of base salary that would have been payable to Mr. Borick during the period beginning on the Separation Date and ending on March 31, 2014;
(b) A lump-sum cash payment in an amount equal to that which Mr. Borick is eligible to receive under the Company's CEO Annual Incentive Performance Plan (described in the Company's most recent proxy statement) for 2013, calculated as though Mr. Borick remains employed by the Company as of the end of the calendar year;
(c) A grant of a number of shares of Company common stock equal to the Black-Scholes value of an annual award of 120,000 stock options that Mr. Borick would have been eligible to receive under the Company's Equity Incentive Plan, divided by the Company's closing stock price as reported on the New York Stock Exchange on the Separation Date (or if no price is reported on that day, then the last day prior to such day on which a price is reported); and
(d) Vesting of all of Mr. Borick's unvested stock options and unvested restricted stock.
In addition, the Company and Mr. Borick entered a Consulting Agreement, dated the same date as the Separation Agreement, providing for Mr. Borick to consult with the Company for a twelve-month period beginning on the later of the Separation Date or the date on which he ceases being a member of the board of directors of the Company (provided, such period shall begin no later than the date of the Company's annual meeting of stockholders in 2015), in exchange for monthly payments of $5,000.
In the third quarter of 2013, the company accrued $0.9 million of severance expense in connection with Mr. Borick's employment agreement.

Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, changing commodity prices for the materials used in the manufacture of our products and the development of new products.

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican peso, the value of which was unchanged in relation to the U.S. dollar in the first three quarters of 2013.  Foreign currency transaction losses totaled $0.2 million in the third quarter of 2013 and transaction gains totaled $0.5 million in the third quarter of 2012.  For the first three quarters of 2013, foreign currency transaction gains totaled $0.2 million compared to $0.6 million for the comparable period in 2012. All transaction gains and losses are included in other income (expense) in the condensed consolidated income statements.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at September 29, 2013 of $56.2 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments in place for the delivery of natural gas through 2015. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, we expected to take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to our intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of September 29, 2013 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency.    A significant portion of our business operations are conducted in Mexico. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities and, at September 29, 2013, we had not entered into any foreign exchange contracts.

During the first three quarters of 2013, the Mexican peso exchange rate to U.S. dollar averaged 12.7 pesos per U.S. dollar. Based on the balance sheet at September 29, 2013, a 10 percent change in the relationship between the peso and the U.S. dollar may result in a translation impact of between $10.7 million and $13.1 million, which would be recognized in other comprehensive income.

Our business requires us to settle transactions between currencies in both directions, i.e., peso to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” For the first three quarters of 2013, we had a $0.2 million net foreign exchange transaction gain related to the peso. Based on the current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances and there can be no assurances that the net transaction balance will not change significantly in the future.

Natural Gas Purchase Commitments.  When market conditions warrant, we enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as natural gas. However, we do not enter into derivatives or other financial instrument transactions for speculative purposes. At September 29, 2013, we had several purchase commitments in place for the delivery of natural gas in 2013 for a total cost of $3.9 million. These fixed price natural gas contracts may expose us to higher costs that cannot be recouped in selling prices in the event that the market price of natural gas declines below the contract price.  As of September 29, 2013, we have fixed price natural gas purchase agreements for deliveries through 2015 that represent approximately 12 percent of our estimated natural gas consumption through 2015.

Also see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our 2012 Annual Report on Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management” in this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 29, 2013.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended September 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.  Exhibits

3.1	Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 23, 2013).
3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 25, 2010).
10.1	Separation Agreement between the Registration and Robert Earnest (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 22, 2013).
31.1
Certification of Steven J. Borick, Chairman, Chief Executive Officer and President, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certification of Kerry A. Shiba, Executive Vice President, Chief Financial Officer and Secretary, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certification of Steven J. Borick, Chairman, Chief Executive Officer and President, and Kerry Shiba, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T).
Items 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date:	11/1/2013	/s/ Steven J. Borick
Steven J. Borick Chairman, Chief Executive Officer and President

Date:	11/1/2013	/s/ Kerry A. Shiba
Kerry A. Shiba Executive Vice President, Chief Financial Officer and Secretary