Form 10-K
period 2013-12-29
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2014-03-07
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]
The aggregate market value of the registrant’s no par value common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $472,070,000, based on a closing price of $17.21.  On February 21, 2014, there were 27,108,065 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2014 Annual Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf.  We have included or incorporated by reference in this Annual Report on Form 10-K (including in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations), and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management's current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and potential liability for environmental-related matters. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to” and similar expressions. These statements include our belief and statements regarding general automotive industry and market conditions and growth rates, as well as general domestic and international economic conditions.

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

PART I

ITEM 1 - BUSINESS

General Development and Description of Business

Headquartered in Van Nuys, California, the principal business of Superior Industries International, Inc. (referred to herein as the “company” or in the first person notation “we,” “us” and “our”) is the design and manufacture of aluminum road wheels for sale to original equipment manufacturers ("OEMs"). We are one of the largest suppliers of cast aluminum wheels to the world's leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States and Mexico. Products made in our North American facilities are delivered primarily to automotive assembly operations in North America, both for domestic and internationally branded customers. Our OEM aluminum road wheels primarily are sold for factory installation, as either optional or standard equipment, on many vehicle models manufactured by Ford, General Motors ("GM"), Toyota, Chrysler Group LLC ("Chrysler"), BMW, Mitsubishi, Nissan, Subaru, Volkswagen and Tesla.

Production levels of the U.S. automotive industry for 2013 were 16.1 million vehicles, a 5 percent, or 0.7 million unit, increase over 2012. We track annual production rates based on information from Ward's Automotive Group. The North American annual production levels of automobiles and light-duty trucks (including SUV's, vans and "crossover vehicles") continue the trend of growth since the 2009 recession. Current economic conditions and low consumer interest rates have been generally supportive of market growth and, in addition, the relatively high average age of vehicles on the road appears to be contributing to higher rates of vehicle replacement. It was reported in 2013 that the average age of an automobile in the U.S. reached 11.4 years, a new record according to Polk Automotive Research.

In 2012, production of automobiles and light-duty trucks in North America reached 15.4 million units, an increase of 18 percent over 2011. Production in 2011 reached 13.1 million units, an increase of 1.2 million, or 10 percent, from 11.9 million vehicles in 2010. Continued improvement in the U.S. economy, low consumer interest rates and pent-up demand for vehicles following the 2009 recession all contributed to market demand recovery.

The 2013 rate of vehicle production increase was strongest in the light-duty truck category with the domestic brands gaining market share in 2013. Consistent with the overall market, the company's unit sales were stronger in light-duty trucks than passenger cars and domestic brands held firmer than international brands.

Raw Materials

The raw materials used in producing our products are readily available and are obtained through numerous suppliers with whom we have established trade relations. We purchase aluminum for the manufacture of our aluminum road wheels, which accounted for the vast majority of our total raw material requirements during 2013. The majority of our aluminum requirements are met through purchase orders with certain major domestic and foreign producers. Generally, the orders are fixed as to minimum and maximum quantities of aluminum, which the producers must supply during the term of the orders. During 2013, we were able to successfully secure aluminum commitments from our primary suppliers to meet production requirements and we anticipate being able to source aluminum requirements to meet our expected level of production in 2014. We procure other raw materials through numerous suppliers with whom we have established trade relationships.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments for the delivery of natural gas through 2015. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. See Note 11 - Commitments and Contingent Liabilities in Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report for further discussion of natural gas contracts.

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

Ford, GM, Toyota and Chrysler were our only customers accounting for more than 10 percent of our consolidated net sales in 2013. Net sales to these customers in 2013, 2012 and 2011 were as follows (dollars in millions):

	2013		2012		2011
	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars
Ford	45%	$349.7	38%	$313.3	35%	$286.5
GM	24%	$186.4	27%	$217.5	30%	$245.7
Toyota	12%	$92.1	9%	$77.0	8%	$66.8
Chrysler	10%	$78.1	12%	$95.4	11%	$90.3

The loss of all or a substantial portion of our sales to Ford, GM, Toyota or Chrysler would have a significant adverse effect on our financial results. See also Item 1A - Risk Factors - Customer Concentration of this Annual Report.

Foreign Operations
We manufacture a significant portion of our products in Mexico that are sold both in the United States and Mexico. Net sales of wheels manufactured in our Mexico operations in 2013 totaled $503.2 million and represented 64 percent of our total net sales. Net property, plant and equipment used in our operations in Mexico totaled $157.1 million at December 31, 2013, including $67.0 million related to our new wheel plant under construction. The overall cost for us to manufacture wheels in Mexico currently is lower than in the U.S., in particular because of reduced labor cost due to lower prevailing wage rates. Current advantages to manufacturing our product in Mexico can be affected by changes in cost structures, trade protection laws, policies and other regulations affecting trade and investments, social, political, labor, or general economic conditions in Mexico. Other factors that can affect the business and financial results of our Mexican operations include, but are not limited to, valuation of the peso, availability and competency of personnel and tax regulations in Mexico. See also Item 1A- Risk Factors - International Operations and Item 1A - Risk Factors - Foreign Currency Fluctuations.
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

Competition

Competition in the market for aluminum road wheels is based primarily on price, technology, quality, delivery and overall customer service. We are one of the leading suppliers of aluminum road wheels for OEM installations in the world, and currently are the largest producer in North America. We currently supply approximately 23 percent of the aluminum wheels installed on passenger cars and light-duty trucks in North America. Competition is global in nature with growing exports from Asia into North America. There are several competitors with facilities in North America, none of which represent greater than 12 percent individually of the total North American production capacity based on our current estimation. See also Item 1A - Risk Factors - Competition of this Annual Report. Other types of road wheels, such as those made of steel, also compete with our products. According to Ward's Automotive Group, the aluminum wheel penetration rate on passenger cars and light-duty trucks in the U.S. was 80 percent for the 2013 model year and 78 percent for the 2012 model year, compared to 74 percent for the 2011 model year. We expect the ratio of aluminum to steel wheels to remain relatively stable. However, several factors can affect this rate including price, fuel economy requirements and styling preference. Although aluminum wheels currently are more costly than steel, aluminum is a lighter material than steel, which is desirable for fuel efficiency and generally viewed as aesthetically superior to steel, and thus more desirable to the OEMs and customers.

Research and Development

Our policy is to continuously review, improve and develop our engineering capabilities to satisfy our customer requirements in the most efficient and cost effective manner available. We strive to achieve this objective by attracting and retaining top engineering talent and by maintaining the latest state-of-the-art computer technology to support engineering development. A fully staffed engineering center, located in Fayetteville, Arkansas, supports our research and development manufacturing needs. We also have a technical center in Detroit, Michigan, that maintains a complement of engineering staff centrally located near some of our largest customers' headquarters, engineering and purchasing offices.

Research and development costs (primarily engineering and related costs), which are expensed as incurred, are included in cost of sales in our consolidated income statements. Amounts expended on research and development costs during each of the last three years were $4.8 million in 2013; $5.8 million in 2012; and $5.3 million in 2011.

Government Regulation

Safety standards in the manufacture of vehicles and automotive equipment have been established under the National Traffic and Motor Vehicle Safety Act of 1966. We believe that we are in compliance with all federal standards currently applicable to OEM suppliers and to automotive manufacturers.

Environmental Compliance

Our manufacturing facilities, like most other manufacturing companies, are subject to solid waste, water and air pollution control standards mandated by federal, state and local laws. Violators of these laws are subject to fines and, in extreme cases, plant closure. We believe our facilities are in material compliance with all standards presently applicable. However, costs related to environmental protection may grow due to increasingly stringent laws and regulations. The cost of environmental compliance was approximately $0.5 million in 2013; $0.3 million in 2012; and $0.5 million in 2011. We expect that future environmental compliance expenditures will approximate these levels and will not have a material effect on our consolidated financial position. Furthermore, climate change legislation or regulations restricting emission of "greenhouse gases" could result in increased operating costs and reduced demand for the vehicles that use our products. See also Item 1A - Risk Factors - Environmental Matters of this Annual Report.

Employees

As of December 31, 2013, we had approximately 3,700 full-time employees compared to approximately 3,900 employees at December 31, 2012. None of our employees are covered by a collective bargaining agreement.

Fiscal Year End

Our fiscal year is the 52- or 53-week period ending generally on the last Sunday of the calendar year. The fiscal years 2013 and 2011 comprised the 52-week periods ended on December 29, 2013, and December 25, 2011, respectively. The 2012 fiscal year comprised the 53-week period ended December 30, 2012. For convenience of presentation, all fiscal years are referred to as beginning as of January 1, and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.

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

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information statements, and any amendments thereto are available, without charge, on or through our website, www.supind.com, under “Investor,” as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, which contains these reports, proxy and information statements and other information regarding the company. Also included on our website, www.supind.com under "Investor," is our Code of Conduct, which, among others, applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, and our SEC filings. Copies of all SEC filings and our Code of Conduct are also available, without charge, upon request from Superior Industries International, Inc., Shareholder Relations, 7800 Woodley Avenue, Van Nuys, CA 91406.

The content on any web site referred to in this Annual Report on Form 10-K is not incorporated by reference in this Annual Report on Form 10-K unless expressly noted.

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

Customer Concentration - Ford, GM, Toyota and Chrysler, together represented approximately 91 percent of our total wheel sales in 2013. Our OEM customers are not required to purchase any minimum amount of products from us. Increasingly global procurement practices, the pace of new vehicle introduction and demand for price reductions may make it more difficult to maintain long-term supply arrangements with our customers, and there are no guarantees that we will be able to negotiate supply arrangements on terms acceptable to us in the future. The contracts we have entered into with most of our customers provide that we will manufacture wheels for a particular vehicle model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model (usually three to five years), typically are non-exclusive, and do not require the purchase by the customer of any minimum number of wheels from us. Therefore, a significant decrease in demand for certain key models or group of related models sold by any of our major customers, or a decision by a manufacturer not to purchase from us, or to discontinue purchasing from us, for a particular model or group of models, could adversely affect our results of operations and financial condition.

Fixed Capacity Levels - As a result of increased consumer demand for automobiles, as well as actions previously taken by us to rationalize the costs associated with our business, we operated our business at near full capacity levels for most of 2012 and 2013. Our ability to increase manufacturing capacity requires significant investments in facilities, equipment and personnel. Although we have chosen to make investments to increase manufacturing capacity (see "Future Expansion" below), our ability to meet customer demand for our products and increase revenues will be delayed due to the length of time required before additional manufacturing capacity becomes available. Additionally, operating our facilities at near full capacity levels may cause us to incur labor cost at premium rates in order to meet customer requirements, experience increased maintenance expenses or require us to replace our machinery and equipment on an accelerated basis, each of which could cause our results of operations and financial condition to be adversely affected.

Future Expansion - Due to the anticipation of continued growth in demand for aluminum wheels in the North American market, in 2013 we began construction of a new manufacturing facility in Mexico with an estimated cost of $125 million to $135 million. The construction of a new manufacturing facility entails a number of risks, including the ability to begin production within the cost and timeframe estimated and to attract a sufficient number of skilled workers to meet the needs of the new facility. Additionally, our assessment of the projected benefits associated with the construction of a new manufacturing facility is subject to a number of estimates and assumptions, including future demand for our products, which in turn are subject to significant economic, competitive and other uncertainties that are beyond our control. If we experience delays or increased costs, our estimates and assumptions are incorrect, or other unforeseen events occur, our business, financial condition and results of operations could be adversely impacted. Operating results could be unfavorably impacted by start-up costs until production levels at the new facility reach planned levels. Additionally, our overall ability to increase total company revenues in the future can be affected by factors affecting the volume of product manufactured at our existing factories.

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

Customer Leverage Over Suppliers - Our OEM customers typically attempt to qualify more than one wheel supplier for the programs we participate in and for programs we may bid on in the future. To the extent that supplier capacity and other factors permit, our customers exerting leverage may result in decreased sales volumes and unit price reductions, resulting in lower revenues, gross profit, operating income and cash flows.

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

Competition - The automotive component supply industry is highly competitive, both domestically and internationally. Competition is based primarily on price, technology, quality, delivery and overall customer service. Some of our competitors are companies, or divisions or subsidiaries of companies, which are larger and have greater financial and other resources than we do. We cannot ensure that our products will be able to compete successfully with the products of these competitors. Furthermore, the nature of the markets in which we compete has attracted new entrants, particularly from low cost countries. As a result, our sales levels and margins continue to be adversely affected by pricing pressures reflective of significant competition from producers located in low-cost foreign markets, such as China. Such competition with lower cost structures pose a significant threat to our ability to compete internationally and domestically. These factors have led to our customers awarding business to foreign competitors in the past and they may continue to do so in the future. In addition, any of our competitors may foresee the course of market development more accurately than we are able to, develop products that are superior to our products, have the ability to produce similar products at a lower cost than we do, or adapt more quickly than we do to new technologies or evolving customer requirements. Consequently, our products may not be able to compete successfully with competitors' products.

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

Although we are able to periodically pass certain aluminum cost increases onto our customers, we may not be able to pass along all changes in aluminum costs and our customers are not obligated to accept energy or other supply cost increases that we may attempt to pass along to them. In addition, fixed price natural gas contracts that expire in the future may expose us to higher costs that cannot be immediately recouped in selling prices. This inability to pass on these cost increases to our customers could adversely affect our operating margins and cash flow, possibly resulting in lower operating income and profitability.

Unexpected Production Interruptions - An interruption in production capabilities at any of our facilities as a result of equipment failure, interruption of raw material or other supplies, labor disputes or other reasons could result in our inability to produce our products, which would reduce our sales and operating results for the affected period and harm our customer relationships. We have, from time to time, undertaken significant re-tooling and modernization initiatives at our facilities which in the past have caused, and in the future may cause, unexpected delays and plant underutilization, and such adverse consequences may continue to occur as we continue to modernize our production facilities. In addition, we generally deliver our products only after receiving the order from the customer and thus typically do not hold large inventories. In the event of a production interruption at any of our manufacturing facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. Any significant delay in deliveries to our customers could lead to premium freight costs and other performance penalties, as well as contract cancellations, and cause us to lose future sales and expose us to other claims for damages. Our manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, earthquakes, explosions or violent weather conditions. We have in the past, and may in the future, experience plant shutdowns or periods of reduced production which could have a material adverse effect on our results of operations or financial condition.

It also is possible that our customers may experience production delays for a variety of reasons, which could include supply-chain disruption for parts other than wheels, equipment breakdowns or other events affecting vehicle assembly rates that impact us, work stoppages or slow-downs at factories where our products are consumed, or even catastrophic events such as fires, disruptive weather conditions or natural disasters.

Impact of Aluminum Pricing - The cost of aluminum is a significant component in the overall cost of a wheel and a portion of our selling prices to OEM customers is attributable to the cost of aluminum. The price for aluminum we purchase is adjusted monthly based primarily on changes in certain published market indices. Our selling prices are adjusted periodically based upon aluminum market price changes, but the timing of such adjustments are based on specific customer agreements and can vary from monthly to quarterly. As a result, the timing of aluminum price adjustments flowing through sales rarely will match the timing of such changes in cost and can result in fluctuation to our gross profit which may at times be negative. This is especially true during periods of frequent increases or decreases in the market price of aluminum and when a portion of our aluminum purchases is via long-term fixed purchase agreements.

The aluminum we use to manufacture wheels also contains additional alloying materials, including silicon. The cost of alloying materials also is a component of the overall cost of a wheel. The price of the alloys we purchase is also based on certain published market indices; however, most of our customer agreements do not provide price adjustments for changes in market prices of alloying materials. Increases or decreases in the market prices of these alloying materials could have a material effect on our operating margins and results of operations.

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

International Operations - We manufacture a substantial portion of our products in Mexico and have a minor investment in a wheel manufacturing company in India. Accordingly, we sell our products internationally. Unfavorable changes in foreign cost structures, trade protection laws, policies and other regulations affecting trade and investments, social, political, labor, or economic conditions in a specific country or region, including foreign exchange rates, difficulties in staffing and managing foreign operations and foreign tax consequences, among other factors, could have a negative effect on our business and results of operations. Legal and regulatory requirements differ among jurisdictions worldwide. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Although we have policies, controls, and procedures designed to ensure compliance with these laws, our employees, contractors, or agents may violate our policies.

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

We incur significant costs to comply with applicable environmental, health and safety laws and regulations in the ordinary course of our business. Given the nature of our operations and the extensive environmental, public health and safety regulatory framework, we believe there is a long-term trend to place more restrictions and limitations on activities that may be perceived to affect the environment. Management expects environmental laws and regulations to impose increasingly stringent requirements upon the company and the industry in the future. Such regulation changes may have a significant impact on our cash flows, financial condition and results of operations.

CEO Search; Dependence on Key Personnel - We are currently conducting a search for a new Chief Executive Office to replace Steven J. Borick, who is retiring. Any failure to timely retain a chief executive officer, or interim chief executive officer, with the necessary qualifications may materially and adversely affect our ability to develop and execute long term strategies as well as our ability to operate with the desired level of efficiency. Our success depends, in part, on our ability to attract, hire, train and retain qualified managerial, engineering, sales and marketing personnel. We face significant competition for these types of employees in our industry. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully. In addition, key personnel may leave us and compete against us. Our success also depends to a significant extent on the continued service of our senior management team. We may be unsuccessful in replacing key managers who either resign or retire. The loss of any member of our senior management team or other experienced senior employees could impair our ability to execute our business plans and strategic initiatives, cause us to lose customers and experience reduced net sales, or lead to employee morale problems and/or the loss of other key employees. In any such event, our financial condition, results of operations, internal control over financial reporting, or cash flows could be adversely affected.

Repurchases of Common Stock - Although our existing liquidity is currently adequate to fund our approved common stock repurchase plan, dedication of our financial resources to the repurchase of outstanding shares will reduce our liquidity and working capital, which in turn may limit our flexibility to pursue other initiatives to grow our business or to return capital to our shareholders. After making such expenditures, a significant change in our business, the economy or an unexpected decrease in our cash flow for any reason could result in the need for outside financing.

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

Implementation of New Systems - Technical and operating difficulties are often encountered when implementing new systems both during and following the implementation process. Disruptions while implementing new systems could have an adverse impact on our financial condition, cash flows or results of operations and could prevent us from effectively reporting our financial results in a timely manner. In addition, the costs incurred in correcting any errors or problems with new systems could be substantial.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our worldwide headquarters is located in Van Nuys, California. We currently maintain and operate a total of five facilities that produce aluminum wheels for the automotive industry, located in Arkansas and Chihuahua, Mexico. An additional facility that will also produce aluminum wheels for the automotive industry is under construction in Chihuahua, Mexico. These six facilities encompass 2,907,000 square feet of manufacturing space. We own all of these facilities with the exception of one warehouse in Rogers, Arkansas, and our worldwide headquarters located in Van Nuys, California that are leased.

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

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers who are also Directors is contained in our 2014 Annual Proxy Statement under the caption “Election of Directors.”  Such information is incorporated into Part III, Item 10 – Directors, Executive Officers and Corporate Governance.  With the exception of the Chief Executive Officer ("CEO"), all executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors.  For a description of the CEO’s employment agreement, see “Employment Agreements” in our 2014 Annual Proxy Statement, which is incorporated herein by reference.

Listed below are the name, age as of December 31, 2013, position and business experience of each of our officers who are not directors:

			Assumed
Name	Age	Position	Position
Michael Bakaric	46	Vice President, Midwest Operations	2011
		President - Harrison Division of Pace Industries, a die castings manufacturer	2009
		Vice President - Auburn Division of Pace Industries	2008

Robert D. Bracy	66	Senior Vice President, Facilities	2005

Emory Brown	53	Vice President, Project Management	2012
		Director of Technology, Wieland Copper Products, a copper tube manufacturer	2010
		Owner, Principal in Charge & Record, Spartan Engineering, an engineering services firm	2009
		Director of Project Engineering & Environmental Services, Pace Industries	2003

Parveen Kakar	47	Senior Vice President, Corporate Engineering and Product Development	2008
		Vice President, Program Development	2003

Mike Nelson	59	Vice President and Corporate Controller	2011
		Chief Accounting and Financial Officer, Youbet.com, an internet company offering horse race betting	2007

Michael J. O’Rourke	53	Executive Vice President, Sales, Marketing and Operations	2009
		Senior Vice President, Sales and Administration	2003

Razmik Perian	56	Chief Information Officer	2006

Kerry A. Shiba	59	Executive Vice President and Chief Financial Officer	2010
		Director - Ramsey Industries, LLC, a manufacturer of winches, truck mounted cranes and industrial drives	2010
		Senior Vice President and Chief Financial Officer - Remy International, a manufacturer of electrical automotive components	2006

Gabriel Soto	65	Vice President, Mexico Operations	2004

Cameron Toyne	54	Vice President, Supply Chain Management	2008
		Vice President, Purchasing	2007
		Director of Purchasing	2004

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (symbol: SUP). We had approximately 479 shareholders of record and 27.1 million shares issued and outstanding as of February 21, 2014.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Superior Industries International, Inc., the Dow Jones US Total Return Index, and the Dow Jones US Auto Parts Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
Superior Industries International, Inc.
Dow Jones US Total Return
Dow Jones US Auto Parts

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.

Copyright© 2014 Dow Jones & Co. All rights reserved.

	Superior Industries International, Inc.	Dow Jones US Total Market Index	Dow Jones US Auto Parts Index
2008	$100.00	$100.00	$100.00
2009	$152.14	$128.79	$149.18
2010	$219.02	$150.24	$235.98
2011	$174.91	$152.26	$208.15
2012	$231.23	$177.11	$232.93
2013	$236.14	$235.51	$363.50

Dividends

Cash dividends declared totaled $0.20 and $1.12 during 2013 and 2012, respectively. Dividends declared and paid in 2012 included an accelerated payment of the 2013 regular cash dividend of $0.64 that was paid in December 2012 in addition to the regular dividend paid each quarter during 2012 equal to $0.16 per share. The accelerated dividend payment was intended to be in lieu of regular quarterly dividends that the company otherwise would have paid in calendar year 2013. In the third quarter of 2013, the Board of Directors approved a $0.02 increase in the company's quarterly dividend to $0.18 per share from $0.16 per share, or on an annualized basis to $0.72 per share from $0.64 per share. Continuation of dividends is contingent upon various factors, including economic and market conditions, none of which can be accurately predicted, and the approval of our Board of Directors.

Quarterly Common Stock Price Information

The following table sets forth the high and low sales price per share of our common stock during the periods indicated.

	2013		2012
	High	Low	High	Low
First Quarter	$22.09	$18.38	$20.22	$16.26
Second Quarter	$18.81	$17.01	$20.27	$15.50
Third Quarter	$18.83	$17.15	$18.42	$15.75
Fourth Quarter	$20.66	$17.50	$19.79	$16.51

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 27, 2013, our Board of Directors approved a new stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $30.0 million of our common stock. This new repurchase program replaced the previously existing share repurchase program. Under the Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. Currently, we expect to fund the repurchases through available cash, although credit options are being evaluated in the context of total capital needs. The timing and extent of the repurchases will depend upon market conditions and other corporate considerations in our sole discretion.
The following table provides common stock repurchases made by or on behalf of the company during the three months ended December 29, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
(Thousands of dollars, except per share amounts)
September 30, 2013 - October 27, 2013	—	$—	—
October 28, 2013 - November 24, 2013	—	$—	—
November 25, 2013 - December 29, 2013	421,199	$19.31	421,199	$21,866
Total	421,199		421,199	$21,866

In January 2014, an additional 92,485 shares were repurchased at a total cost of $1.8 million.

Recent Sales of Unregistered Securities

During the fiscal year 2013, there were no sales of unregistered securities.

ITEM 6 - SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data of this Annual Report.

Our fiscal year is the 52- or 53-week period ending generally on the last Sunday of the calendar year. The fiscal years 2013 and 2011 comprised the 52-week periods ended on December 29, 2013, and December 25, 2011, respectively. The 2012 fiscal year comprised the 53-week period ended December 30, 2012. For convenience of presentation, all fiscal years are referred to as beginning as of January 1, and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.

Fiscal Year Ended December 31,	2013	2012	2011	2010	2009
Statement of Operations (000s)
Net sales	$789,564	$821,454	$822,172	$719,500	$418,846
Gross profit (loss)	64,061	60,607	67,060	89,237	(10,169)
Impairments of long-lived assets and other charges	—	—	1,337	1,153	11,804
Income (loss) from operations	34,593	32,880	39,835	59,799	(44,618)
Income (loss) before income taxes
and equity earnings	36,841	34,489	41,926	57,483	(43,255)
Income tax (provision) benefit (1)	(14,017)	(3,598)	25,243	(2,993)	(26,047)
Equity earnings (loss) (2)	—	—	—	(2,847)	(24,840)
Net income (loss)	$22,824	$30,891	$67,169	$51,643	$(94,142)
Balance Sheet (000s)
Current assets	$384,218	$404,908	$404,283	$381,612	$308,132
Current liabilities	$99,430	$66,578	$68,550	$70,538	$66,776
Working capital	$284,788	$338,330	$335,733	$311,074	$241,356
Total assets	$653,388	$599,601	$593,231	$572,442	$541,853
Long-term debt	$—	$—	$—	$—	$—
Shareholders' equity	$483,063	$466,905	$460,515	$413,482	$373,272
Financial Ratios
Current ratio (3)	3.9:1	6.1:1	5.9:1	5.4:1	4.6:1
Long-term debt/total capitalization (4)	—%	—%	—%	—%	—%
Return on average shareholders' equity (5)	4.8%	6.7%	15.4%	13.1%	(22.3)%
Share Data
Net income (loss)
- Basic	$0.83	$1.13	$2.48	$1.93	$(3.53)
- Diluted	$0.83	$1.13	$2.46	$1.93	$(3.53)
Shareholders' equity at year-end	$17.79	$17.11	$16.96	$15.40	$14.00
Dividends declared	$0.20	$1.12	$0.64	$0.64	$0.64

(1) See Note 7 - Income Taxes in Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data in this Annual Report for a discussion of material items impacting the 2013, 2012 and 2011 income tax provisions.
(2) In 1995, we entered into a joint venture, based in Meinerzhagen, Germany, named Suoftec Light Metal Products Production & Distribution Ltd ("Suoftec") to manufacture cast and forged aluminum wheels in Hungary principally for the European automobile industry. On June 18, 2010, we sold our 50-percent ownership for total sales proceeds of 7.0 million euros ($8.6 million) and the loss on sale of our investment was $4.1 million. Being 50-percent owned and non-controlled, Suoftec was not consolidated but was accounted for using the equity method of accounting. Equity losses in 2010 through the date of sale in June 2010 were $2.8 million. Our share of the joint venture's net losses was included in “Equity Earnings (Loss).”
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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data in this Annual Report. This discussion contains forward-looking statements, which involve risks and uncertainties. For cautions about relying on such forward-looking statements, please refer to the section entitled “Forward Looking Statements” at the beginning of this Annual Report immediately prior to Item 1. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in Item 1A - Risk Factors and elsewhere in this Annual Report.

Executive Overview

Overall North American production of passenger cars and light-duty trucks in 2013 was reported by industry publications as being up by approximately 5 percent versus 2012, with production of light-duty trucks--the light-duty truck category includes pick-up trucks, SUV's, vans and "crossover vehicles"--increasing 7 percent and production of passenger cars increasing 2 percent.  While current production levels of the U.S. automotive industry are better than 2012 levels, they are still below historical highs. Results for 2013, 2012 and 2011 reflect the continuing trend of growth since the 2009 recession. Current economic conditions and low consumer interest rates have been generally supportive of market growth and, in addition, the continuing increase in the average age of vehicles on the road appears to be contributing to higher rates of vehicle replacement.

Net sales in 2013 decreased $31.9 million to $789.6 million from $821.5 million in 2012.  Wheel sales in 2013 decreased $32.9 million to $779.5 million from $812.4 million in 2012, while our wheel unit shipments decreased 0.6 million to 11.9 million in 2013.  Gross profit in 2013 was $64.1 million, or 8 percent of net sales, compared to $60.6 million, or 7 percent of net sales, in 2012.  Net income for 2013 was $22.8 million, or $0.83 per diluted share, including income tax expense of $14.0 million, compared to net income in 2012 of $30.9 million, or $1.13 per diluted share, which included an income tax expense of $3.6 million.

The comparisons below of 2013 and 2012 operating results reflect higher margins due to lower operating costs in 2013 at our U.S. operations. Lower costs in 2013 resulted from several factors including improved equipment and manufacturing process reliability as a result of capital reinvestment and more rigorous maintenance programs. The comparisons below of 2012 and 2011 operating results reflect higher costs in 2012 resulting from equipment reliability problems and manufacturing process issues with certain wheel programs which continued to increase our costs during sustained periods of high manufacturing capacity utilization.

We continue to focus on programs to reduce costs overall through improved operational and procurement practices, increased capital reinvestment and more rigorous factory maintenance to improve equipment reliability. Our capital investment projects have increased significantly in 2013 and 2012. These investments typically consisted of equipment upgrades and other capital projects that are focused on improving equipment reliability, increasing production efficiency and enhancing manufacturing process control to better accommodate newer, more complex wheel programs. It is possible that capital expenditure levels will continue at these higher levels as we continue to focus on achieving further improvement to operational efficiencies and manufacturing process capability. Despite our gross margin improvement in 2013, it is possible that global pricing pressures may continue at a pace faster than our ability to reduce costs. In addition, although we have a portion of our natural gas requirements covered by fixed-price contracts expiring through 2015, costs may increase to a level that cannot be immediately recouped in selling prices or offset by cost-saving strategies.

Due to the anticipation of continued growth in demand for aluminum wheels in the North American market, during 2013 we announced our plans to invest between $125 million and $135 million to build a new manufacturing facility in Mexico. In June 2013, we entered into a contract for the construction of the new facility and in the second half of 2013 we entered into contracts for the purchase of equipment for the new facility. The total value of these contracts was approximately $96.6 million at the end of 2013. We currently project the new facility will be operational in late 2014, with commercial production beginning towards the middle of 2015 after we are able to qualify the manufacturing process and products with our customers.

Committed to enhance shareholder value, in March 2013, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $30.0 million of our common stock. During 2013 we repurchased 421,000 shares of our common stock at a total investment of $8.1 million and in January 2014 we repurchased an additional 92,000 shares bringing our total investment under the program to $10.0 million.

Listed in the table below are several key indicators we use to monitor our financial condition and operating performance.

Results of Operations

Fiscal Year Ended December 31,	2013	2012	2011
(Thousands of dollars, except per share amounts)
Net sales	$789,564	$821,454	$822,172
Gross profit	$64,061	$60,607	$67,060
Percentage of net sales	8.1%	7.4%	8.2%
Income from operations	$34,593	$32,880	$39,835
Percentage of net sales	4.4%	4.0%	4.8%
Net income	$22,824	$30,891	$67,169
Percentage of net sales	2.9%	3.8%	8.2%
Diluted earnings per share	$0.83	$1.13	$2.46

Net Sales

2013 versus 2012

Net sales in 2013 decreased $31.9 million to $789.6 million from $821.5 million in 2012.  Wheel sales in 2013 decreased $32.9 million to $779.5 million from $812.4 million in 2012. Wheel shipments decreased by 5 percent compared to 2012 with the lower volume resulting in $37.5 million lower sales compared to 2012. Net sales were unfavorably impacted by a decline in the value of the aluminum component of sales which we generally pass through to our customers and resulted in $12.8 million lower revenues. The average selling price of our wheels was relatively flat as the unfavorable impact of the decline in aluminum value was offset by favorable changes in the mix of wheel sizes and finishes sold. Decreases in unit shipments to Nissan, GM, Chrysler, Subaru, BMW, Mitsubishi and VW were partially offset by increases in unit shipments to Ford, Toyota, Tesla and Mazda.  Wheel program development revenues totaled $10.1 million in 2013 and $9.1 million in 2012.
U.S. Operations
Net sales of our U.S. wheel plants in 2013 decreased $30.9 million, or 10 percent, to $277.1 million from $308.0 million a year ago, reflecting a decrease in unit shipments partially offset by an increase in the average selling price of our wheels. Unit shipments decreased 12 percent in 2013, with the decline in volume resulting in $36.7 million lower sales. The volume impact was partially offset by a 1 percent increase in the average selling price of our wheels primarily due to an improved mix of wheel sizes and finishes sold partially offset by a decrease in the pass-through price of aluminum. The decline in aluminum value reduced revenues by approximately $4.2 million in 2013 when compared to 2012.

Mexico Operations
Net sales of our Mexico wheel plants in 2013 decreased $1.8 million, or less than 1 percent, to $502.5 million from $504.3 million in 2012, reflecting flat unit shipments and a slight decrease in average selling prices of our wheels.  The average selling price of our wheels decreased 1 percent in 2013 primarily as a result of a lower pass-through price of aluminum partially offset by a favorable mix of wheel sizes and finishes sold. The decline in aluminum value reduced revenues approximately $8.6 million when compared to 2012.

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

When looking at our major customer mix, OEM unit shipment percentages were as follows:

Fiscal Year Ended December 31,	2013	2012	2011
Ford	42%	37%	34%
GM	25%	27%	30%
Toyota	12%	9%	8%
Chrysler	11%	12%	11%
International customers (excluding Toyota)	10%	15%	17%
Total	100%	100%	100%

According to Ward's Auto Info Bank, overall North American production of passenger cars and light-duty trucks in 2013 increased approximately 5 percent, while production of the specific passenger car and light-duty truck programs using our wheels increased 3 percent. In contrast to the market, our total shipments decreased 5 percent as lack of available manufacturing capacity was a key factor constraining our ability to participate in the market growth. As a result, our share of the North American aluminum wheel market decreased by 3 percentage points on a year-over-year basis, with the share decline lower when measured against wheel programs where we currently are qualified to participate. The decline in market share was 2 percentage points in light-duty trucks, with a 5 percentage point decline in passenger car programs.

According to Ward's Automotive Group, the aluminum wheel penetration rate on passenger cars and light-duty trucks in the U.S. was 80 percent for the 2013 model year and 78 percent for the 2012 model year, compared to 74 percent for the 2011 model year. We expect the ratio of aluminum to steel wheels to remain relatively stable. In addition, our ability to increase net sales and sales volume in the future may be negatively impacted by continued customer pricing pressures, limits in our production capacity and overall economic conditions that impact the sales of passenger cars and light-duty trucks.

At the customer level, shipments in 2013 to Ford increased 9 percent compared to last year, as shipments of light-duty truck wheels increased 11 percent and passenger car wheels increased 1 percent.  At the program level, the major unit shipment increases were for the F-Series trucks, the Lincoln MKZ, Explorer, Edge, Fiesta and Flex with shipment decreases for the Fusion and Mustang.

Shipments to GM in 2013 decreased 11 percent compared to 2012, as unit volume of passenger car wheels decreased 57 percent and light-duty truck wheel shipments decreased 1 percent.  The major unit shipment decreases to GM were for Chevrolet’s Malibu, Impala and Traverse, and the Cadillac SRX which were partially offset by major unit shipment increases for the Chevrolet Enclave and the Cadillac ATS.

Shipments to Toyota in 2013 increased 21 percent compared to last year, as shipments of passenger car wheels increased 61 percent and light-duty truck wheels increased 5 percent.  The major unit shipment increases to Toyota were for the Avalon and Sienna.

Shipments to Chrysler in 2013 decreased 17 percent compared to last year, as unit volume of light-duty truck wheels decreased 19 percent and passenger car wheel shipments increased 7 percent.  The major unit shipment decreases to Chrysler were for the

Jeep Grand Cherokee, Dodge Journey, Jeep Compass, Dodge Caravan, and Jeep Liberty, which were partially offset by major unit shipment increases for the Dodge Ram, Durango and Challenger.

Shipments to international customers, excluding Toyota, in 2013 decreased 33 percent compared to 2012, as shipments of passenger car wheels decreased 38 percent and shipments of light-duty truck wheels decreased 20 percent.  Unit shipments decreased to each of our international customers except Toyota and Mazda when compared to last year. The lower unit volumes included decreases of 41 percent to Nissan, 28 percent to Subaru, 14 percent to BMW and 98 percent to Mitsubishi along with smaller decreases to VW and Isuzu. At the program level, major unit shipment decreases to international customers were for Nissan's Sentra, Maxima, Altima and Versa, Subaru's Outback, BMW's X3 and Mitsubishi's Galant, offset by major unit shipment increases for the Nissan Note.

Cost of Sales
2013 versus 2012

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

Consolidated cost of goods sold decreased $35.3 million to $725.5 million in 2013, or 92 percent of net sales, compared to $760.8 million, or 93 percent of net sales, in 2012. Cost of sales in 2013 primarily reflects a decrease in costs due to a 5 percent decrease in unit shipments, a decrease in aluminum prices, which we generally pass through to our customers and decreases in labor and other costs, when compared to a year ago. Direct material and subcontract costs decreased approximately $29.8 million to $431.7 million from $461.5 million in 2012. The decrease in direct material costs includes approximately $13.6 million of aluminum price decreases which we generally pass through to our customers. Plant labor and benefit costs decreased $5.5 million to $127.3 million in 2013, from $132.8 million in 2012, repair and maintenance costs decreased $3.0 million to $29.2 million in 2013, compared to $32.2 million in 2012, and supply costs decreased $2.9 million to $26.3 million in 2013, from $29.2 million in 2012. Cost of goods sold for our U.S. operations decreased $36.6 million while cost of goods sold for our Mexico operations decreased $0.1 million, when comparing 2013 to 2012. The 2012 cost of goods sold for our Mexico operations includes a reduction of $3.5 million from the release of a reserve, established in a prior year, for an uncertainty related to a foreign consumption tax that was resolved in 2012. Cost of sales associated with corporate services such as engineering support for wheel program development and manufacturing support increased $1.4 million in 2013 when compared to 2012.

The lower levels of manufacturing costs reflect a variety of factors which primarily include lower unit volumes, labor costs, supplies and maintenance spending. Productivity, measured in terms of wheels produced per labor hour decreased 3 percent in 2013 when compared with 2012 primarily due to the volume decline. A 2 percent increase in manufacturing labor cost per wheel was lower than the average rate of hourly wage increase in manufacturing operations. Included below are the major items that impacted cost of sales for our U.S. and Mexico operations during 2013.

U.S. Operations
Cost of sales for our U.S. operations decreased by $36.6 million, or 11 percent, in 2013, as compared to 2012.  Cost of sales for our U.S. wheel plants in 2013 primarily reflects a decrease in costs due to a 12 percent decline in unit shipments and reduced labor, aluminum and other costs, when compared to a year ago. During 2013, plant labor and benefit costs including overtime premiums decreased approximately $8.9 million, or 11 percent, primarily as a result of reduced headcount and decreases in contract labor when compared to last year. The decline in aluminum prices, which we generally pass through to our customers was $5.7 million. During 2013, labor cost per wheel decreased slightly while the wheels produced per labor hour incurred increased 1 percent, as compared to 2012. Other favorable changes in 2013 included a $4.0 million decrease in supply and small tool costs and a $3.5 million decrease in plant repair and maintenance costs. These cost reductions largely reflect efficiency gains due to improved equipment reliability and process control resulting from capital reinvestment and more robust maintenance programs. A decline in production levels in 2013 also contributed overall to improved factory reliability.

Mexico Operations
Cost of sales for our Mexico operations decreased by $0.1 million in 2013, when compared to 2012.  The 2012 cost of goods sold includes a reduction of $3.5 million from release of the foreign consumption tax reserve described above. Cost of sales in 2013 also reflects a decrease in aluminum prices, which we generally pass through to our customers, of approximately $7.9 million, partially offset by labor and other cost increases. During 2013, plant labor and benefit costs increased approximately $3.4 million, or 7 percent, when compared to last year primarily as a result of higher average headcount and wage increases, while supply and small tool costs increased $1.0 million and plant repair and maintenance expenses increased $0.4 million. A 9 percent increase in labor cost per wheel manufactured partially reflects the higher labor cost incurred, as well as a change in product mix which contributed to a 6 percent decline in the number of wheels produced per labor hour in 2013 as compared to 2012.

2012 versus 2011

In 2012, consolidated cost of goods sold increased $5.7 million to $760.8 million, or 93 percent of net sales, compared to $755.1 million, or 92 percent of net sales, in 2011. Cost of sales in 2012 primarily reflects an increase in costs due to a 7 percent increase in unit shipments and increases in labor and other costs, when compared to a year ago, somewhat offset by a decrease in aluminum prices, which we generally pass through to our customers. Direct material costs decreased approximately $15.8 million to $399.3 million from $415.1 million in 2011. The decrease in direct material costs includes approximately $51.1 million of aluminum price decreases which we generally pass through to our customers. Plant labor and benefit costs increased $13.4 million to $132.8 million in 2012, from $119.4 million in 2011, repair and maintenance costs increased $5.6 million to $32.2 million in 2012, compared to $26.6 million in 2011, and supply costs increased $7.4 million to $29.2 million in 2012, from $21.8 million in 2011. Cost of goods sold for our U.S. operations increased $34.6 million while cost of goods sold for our Mexico operations decreased $25.8 million, when comparing 2012 to 2011. The cost of goods sold for our Mexico operations includes a reduction of $3.5 million from the release of a reserve, established in a prior year, for an uncertainty related to a foreign consumption tax that was resolved in 2012. Cost of sales associated with corporate services such as engineering support for wheel program development and manufacturing support decreased $3.1 million in 2012 when compared to 2011.

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

U.S. Operations
In 2012, cost of sales for our U.S. operations increased by $34.6 million, or 12 percent, as compared to 2011.  Cost of sales for our U.S. wheel plants in 2012 primarily reflects an increase in costs due to a 13 percent increase in unit shipments and increases in labor and other costs, when compared to a year ago, somewhat offset by an approximate $18.3 million decrease in aluminum prices, which we generally pass through to our customers. During 2012, plant labor and benefit costs including overtime premiums increased approximately $12.1 million, or 17 percent, primarily as a result of higher headcount and increases in contract labor, when compared to last year. During 2012, labor cost per wheel increased 5 percent while the wheels produced per labor hour incurred decreased 12 percent, as compared to 2011 due primarily to equipment reliability and other manufacturing process issues. Other increases in 2012 included a $7.1 million increase in supply and small tool costs and a $4.1 million increase in plant repair and maintenance costs. These cost increases largely were the result of operating inefficiencies and cost incurred directly in response to equipment reliability issues. Higher costs also reflect an increasingly difficult mix of products being produced.

Mexico Operations
In 2012, cost of sales for our Mexico operations decreased by $25.8 million, or 6 percent, when compared to 2011.  The decline in cost of sales for our Mexico operations in 2012 primarily reflects a decrease in aluminum prices, which we generally pass through to our customers, of approximately $32.8 million. The aluminum cost decline was offset partially by an increase in costs due primarily to a 3 percent increase in unit shipments. During 2012, plant labor and benefit costs increased approximately $1.3 million, or 3 percent, when compared to last year. However, operating efficiencies in 2012 improved as reflected in a 5 percent decrease in labor cost per wheel and a 10 percent improvement in the number of wheels produced per labor hour as compared to 2011. Additionally, cost of sales in 2012 included approximately $1.5 million higher plant repair and maintenance expenses and $0.3 million higher supply and small tool costs, as well as the $3.5 million reduction from releasing the foreign consumption tax reserve described above.

Gross Profit

Consolidated gross profit increased $3.5 million in 2013 to $64.1 million, or 8 percent of net sales, compared to $60.6 million, or 7 percent of net sales, in 2012 as unit shipments decreased 5 percent in 2013.  The 2012 gross profit includes a $3.5 million benefit from the release of a reserve for an uncertainty related to a foreign consumption tax, as described above. The gross profit and margin percentage increases were largely the result of efficiency improvements at our U.S. operations due to improved equipment reliability and process control resulting from capital reinvestment and more robust maintenance programs. A decline in production levels in 2013 also contributed overall to improved factory reliability.

In 2012, consolidated gross profit decreased $6.5 million to $60.6 million, or 7 percent of net sales, compared to $67.1 million, or 8 percent of net sales, in 2011.  The 2012 gross profit includes the $3.5 million benefit from the release of foreign consumption tax reserve discussed above. Excluding the benefit from releasing the reserve our 2012 gross profit was $57.1 million, or 7 percent of net sales. Unit shipments in 2012 increased 7 percent compared to last year. However, the gross profit and margin percentage decline were largely the result of operating inefficiencies and cost incurred directly in response to equipment reliability issues, as well as an increasingly difficult mix of products being produced, as described in the "2012 versus 2011" discussion of cost of sales above.

The cost of aluminum is a significant component in the overall cost of a wheel and a portion of our selling prices to OEM customers is attributable to the cost of aluminum. The price for aluminum we purchase is adjusted monthly based primarily on changes in certain published market indices. Our selling prices are adjusted periodically based upon aluminum market price changes, but the timing of such adjustments is based on specific customer agreements and can vary from monthly to quarterly. Even if aluminum selling price adjustments were to perfectly match changes in aluminum purchase prices, an increasing aluminum price will result in a declining gross margin percentage - i.e., same gross profit dollars divided by increased sales dollars equals lower gross profit percentage. The opposite would then be true in periods during which the price of aluminum decreases. In addition, the timing of aluminum price adjustments flowing through sales rarely will match exactly the timing of such changes in cost. As estimated by the company, the impact on gross profit in 2013 related to such differences in timing of aluminum adjustments was not material when compared to the same period in 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $29.5 million, or 4 percent of net sales, in 2013 compared to $27.7 million, or 3 percent of net sales, in 2012 and $25.9 million, or 3 percent of net sales, in 2011. Compared to 2012, the $1.7 million increase in 2013 expenses primarily reflects a $2.0 million increase in executive severance related costs, $0.8 million higher medical self-insurance costs and a $0.9 million higher provision for uncollectible receivables, partially offset by $0.9 million lower legal fees in 2013 and a $0.7 million gain from land granted to the company by the state of Chihuahua, Mexico for our new wheel plant currently under construction. Compared to 2011, the $1.8 million increase in 2012 expenses primarily reflects $1.0 million higher legal fees in 2012 and a $1.5 million benefit in 2011 for a reduction in our deferred compensation liability.

Impairment of Long-Lived Assets and Other Charges

Impairment of long-lived assets and other charges totaled $1.3 million in 2011. The $1.3 million charge in 2011 primarily reflects adjustments to the carrying value of certain assets held for sale, for which the estimated fair value had declined during the year. For further discussion of impairments and other charges, see Note 14 - Impairment of Long-Lived Assets and Other Charges in Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

Income from Operations

2013 versus 2012

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

Consolidated income from operations increased $1.7 million in 2013 to $34.6 million, or 4 percent of net sales, from $32.9 million, or 4 percent of net sales, in 2012.  Income from our U.S. operations increased $5.3 million, while income from our Mexico operations decreased $2.9 million when comparing 2013 to 2012.  Corporate costs were $0.7 million higher during 2013 when compared to 2012. Included below are the major items that impacted income from operations for our U.S. and Mexico operations during 2013.

Consolidated income from operations in the near future may be unfavorably impacted by start-up costs associated with our new wheel plant under construction in Mexico. The new facility is expected to be operational by the end of 2014; however, until production volumes reach planned levels profit margins will be unfavorably affected.

U.S. Operations
Operating income from our U.S. operations for 2013 increased by $5.3 million compared to the previous year.  Income from operations in 2013 reflects a $5.5 million improvement in gross margin versus 2012 due to reductions in operating costs which more than offset the impact of a 12 percent decrease in unit shipments and caused a 2 percentage point increase in margin as a percentage of net sales, when comparing 2013 with 2012. The operating cost reduction reflects declines in expense for labor, supplies and small tools, and repairs and maintenance as more fully explained in the cost of sales discussion above. Better cost performance largely was the result of efficiency gains due to improved equipment reliability and process control resulting from capital reinvestment and more robust maintenance programs. A decline in production levels in 2013 also contributed overall to improved factory reliability.

Mexico Operations
Operating income from our Mexico operations decreased by $2.9 million in 2013 compared to 2012.  Excluding the benefit from release of the consumption tax reserve in 2012 discussed above, income from operations in 2013 increased $0.6 million as gross profit increased $1.6 million, while as a percentage of net sales our margins were flat in 2013, as compared to 2012. Unit shipments were flat in 2013 compared to 2012.

U.S. versus Mexico Production
During 2013, wheels produced by our Mexico and U.S. operations accounted for 64 percent and 36 percent, respectively, of our total production.  During 2012, wheels produced by our Mexico and U.S. operations accounted for 63 percent and 37 percent, respectively, of our total production. We anticipate that, absent any significant change in the market or overall demand, the percentage of production in Mexico will remain between 60 percent and 65 percent of our total production for 2014.

2012 versus 2011

In 2012, consolidated income from operations decreased $6.9 million to $32.9 million, or 4 percent of net sales, from $39.8 million, or 5 percent of net sales, in 2011.  Income from our U.S. operations decreased $20.4 million, while income from our Mexico operations increased $11.1 million when comparing 2012 to 2011.  Corporate costs were $2.4 million lower during 2012 when compared to 2011. Included below are the major items that impacted income from operations for our U.S. and Mexico operations during 2012.

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

Interest Income, net and Other Income (Expense), net

Net interest income for 2013 increased 35 percent to $1.7 million from $1.3 million in 2012, due principally to an increase in the average rate of return on the average balance of cash invested. Net interest income for 2012 increased 14 percent to $1.3 million from $1.1 million in 2011, due primarily to an increase in the average rate of return on the average balance of cash invested.

Net other income (expense) was income of $0.6 million, $0.4 million and $1.0 million in 2013, 2012 and 2011, respectively. Foreign exchange gains and (losses) included in other income (expense) net were gains of $0.2 million and $0.1 million in 2013 and 2012, respectively, and a loss of ($0.9) million in 2011. Other income and expense items included were income of $0.4 million, $0.3 million and $1.9 million in 2013, 2012 and 2011, respectively.

Effective Income Tax Rate

Our income before income taxes and equity earnings was $36.8 million in 2013, $34.5 million in 2012 and $41.9 million in 2011. The effective tax rate on the 2013 pretax income was 38.0 percent compared to 10.4 percent in 2012 and a benefit of 60.2 percent in 2011. The following is a reconciliation of the U. S. federal tax rate to our effective income tax rate along with a discussion of the key drivers that impacted our effective income tax rates for the periods presented:

Year Ended December 31,	2013	2012	2011
Statutory rate - (provision) benefit	(35.0)%	(35.0)%	(35.0)%
State tax provisions, net of federal income tax benefit (1)	(1.0)	(0.6)	(0.4)
Permanent differences (2)	(0.1)	5.3	1.6
Tax credits (3)	6.0	3.3	1.5
Foreign income taxed at rates other than the statutory rate (4)	0.7	0.5	1.0
Valuation allowance (5)	—	(9.8)	100.9
Changes in tax liabilities, net (6)	(5.7)	22.0	(5.8)
Other (7)	(2.9)	3.9	(3.6)
Effective income tax rate	(38.0)%	(10.4)%	60.2%

1)
During the three years ended December 31, 2013, actual state tax provisions, net of federal income taxes, were $0.4 million, $0.2 million and $0.2 million in 2013, 2012 and 2011, respectively. The state provisions, net of federal income taxes, are relatively small primarily due to state income tax credits, and in 2013 a $0.7 million refund of state taxes paid in prior years related to an issue that was resolved in 2013.

2)
Actual permanent differences impacting the income tax provisions during the three years ended December 31, 2013 were an expense of $0.1 million in 2013, and benefits of $1.8 million and $0.7 million in 2012 and 2011, respectively. The permanent differences decreased in 2013 due primarily to non-deductible costs of $2.7 million and increased in 2012 primarily due to income from the reversal of a reserve for a non-deductible cost related to the resolution of a certain VAT tax exposure of $3.5 million during 2012, there were no other material changes overall in the permanent differences in the periods presented. Changes in the effective income tax rate related to permanent differences are also affected by the fluctuating levels of income before income taxes and equity earnings.

3)
Tax credits for 2013 include credits recognized as a result of the 2013 enactment of the American Taxpayer Relief Act of 2012 of $0.5 million recognized retroactively from 2012 and $0.5 million for 2013. Also included in 2013 are state tax credits totaling $1.2 million.

4)
The impact of foreign income taxed at rates other than the statutory rate on our reported tax provisions during the three years ended December 31, 2013 were benefits of $0.3, $0.2 million and $0.4 million in 2013, 2012 and 2011, respectively.

5)
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

6)
During 2013, the impact of changes in our tax liabilities for uncertain tax positions resulted in a net expense of $2.1 million, primarily due to $1.3 million of interest and penalties which resulted in increases to our tax provision, as well as increases for new uncertain tax positions. During 2012, the Mexican taxing authorities finalized their audit of the 2004 tax year, and the statute of limitations expired for the 2006 tax year, of one of our wholly-owned subsidiaries in Mexico. As a result, we recorded a net benefit of $8.1 million primarily due to a release of liabilities related to uncertain tax positions resulting from the Mexican taxing authorities finalizing their audit of the 2004 tax year. As a result of the audit settlement, the company paid $0.9 million and reversed approximately $21.7 million of liabilities for uncertain tax positions, which was partially offset by the $12.7 million reversal of related deferred tax assets established for the indirect benefit in the U.S. for the potential non-deductibility of expenses in Mexico. In 2012 we also had a net benefit of approximately $2.1 million from the expiration of the statute of limitations for the 2006 tax year. Partially offsetting these benefits was $2.0 million of interest and penalties we continued to accrue on the liability for uncertain tax positions established at the beginning of 2007 upon adoption of the U.S. GAAP method of accounting. The impact of changes in our tax liabilities for uncertain tax positions resulted in a net expense of $2.4 million in 2011, primarily due to $3.1 million of interest and penalties on the beginning tax liabilities which resulted in increases to our tax provision.

7)
A change in tax law in 2013 had a discrete $1.0 million negative impact on our 2013 foreign income tax expense. In 2013 the Mexican Congress approved the 2014 Mexican tax reform package, which among other provisions, eliminated scheduled reductions in corporate income tax rates and thereby increased our deferred tax liabilities.

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

Unconsolidated Subsidiary

On June 28, 2010, we executed a share subscription agreement with Synergies Casting Limited ("Synergies"), a private aluminum wheel manufacturer based in Visakhapatnam, India, providing for our acquisition of a minority interest in Synergies. As of December 31, 2013, the total cash investment in the equity of Synergies amounted to $4.5 million, representing 12.6 percent of the outstanding equity shares of Synergies. Our share of the equity income associated with our investment in Synergies since our initial investment has been immaterial to our consolidated results. Our investment in Synergies was initially accounted for under the equity method of accounting; however, during the third quarter of 2011, an amendment of the Synergies shareholder agreement eliminated our ability to exercise significant influence over the financial policies and operations of Synergies. As a result, effective with the amendment, we began accounting for the investment using the cost method of accounting on a prospective basis. As of December 31, 2013 we have a note receivable from Synergies totaling $0.3 million.

Net Income

Net income in 2013 was $22.8 million, or 3 percent of net sales, and included an income tax provision of $14.0 million, compared to $30.9 million, or 4 percent of net sales in 2012, and included an income tax provision of $3.6 million, and to $67.2 million, or 8 percent of net sales in 2011, including an income tax benefit of $25.2 million. Earnings per share was $0.83, $1.13 and $2.46 per diluted share in 2013, 2012 and 2011, respectively.

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, short-term investments, net cash provided by operating activities, and other external sources of funds. During the three years ended December 31, 2013, we had no bank or other interest-bearing debt. At December 31, 2013, our cash, cash equivalents and short-term investments totaled $203.1 million compared to $207.3 million at year-end 2012 and $192.9 million at the end of 2011.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, proceeds from the exercise of stock options or existing cash, cash equivalents and short-term investments, and we believe these sources will continue to meet our capital requirements in the foreseeable future.

During the first half of 2013 we announced our plans to invest between $125 million and $135 million to build a new manufacturing facility in Mexico, in order to meet anticipated growth in demand for aluminum wheels in the North American market. In June 2013 we entered into a contract for the construction of the new facility and in the second half of 2013 we entered into contracts for the purchase of equipment for the new facility. The total value of these contracts was approximately $96.6 million at the end of 2013 and cash paid under these agreements totaled $35.8 million in 2013. We currently project the new facility will be operational in late 2014. Although our existing liquidity is currently adequate to fund the project, we are evaluating various financing options available to the company, including new borrowings.

On March 27, 2013, our Board of Directors approved a new stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $30.0 million of our common stock. Under the Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. The timing and extent of the repurchases will depend upon market conditions and other corporate considerations in our sole discretion. As of December 31, 2013, additional shares with a total cost of $21.9 million may be purchased under the Repurchase Program authorization. During 2013 we repurchased 421,000 shares of our common stock at a total investment of $8.1 million, and in January 2014, we repurchased an additional 92,000 shares bringing our total investment under the program to $10.0 million. Currently, we expect to continue funding any repurchases through available cash, although credit options are being evaluated in the context of total capital needs.

The following table summarizes the cash flows from operating, investing and financing activities as reflected in the consolidated statements of cash flows.

Fiscal Year Ended December 31,	2013	2012	2011
(Thousands of dollars)
Net cash provided by operating activities	$69,252	$65,761	$67,660
Net cash provided by (used in) investing activities	(67,424)	(18,532)	3,681
Net cash used in financing activities	(5,566)	(33,344)	(12,509)
Effect of exchange rate changes on cash	(325)	1,684	(668)
Net increase in cash and cash equivalents	$(4,063)	$15,569	$58,164

2013 versus 2012

Our liquidity remained strong in 2013. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $284.8 million and 3.9:1, respectively, at December 31, 2013, versus $338.3 million and 6.1:1 at December 31, 2012.  The 2013 decreases in working capital and current ratio primarily reflect liabilities and expenditures for our new wheel plant, expenditures for repurchases of our common stock (see "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in this Annual Report) and timing of activity affecting the working capital accounts. We generate our principal working capital resources primarily through operations. The decrease in working capital in 2013 resulted primarily from lower accounts receivable, prepaid aluminum costs, inventory and cash-on-hand balances, as well as significant increases in accrued costs related to our new wheel plant in Mexico. Assuming continuation of our historically strong liquidity, we believe we are well positioned to successfully complete our new wheel plant, take advantage of new and complementary business opportunities, and to fund our working capital and capital expenditure requirements for the foreseeable future.

Net cash provided by operating activities increased $3.5 million to $69.3 million for 2013, compared to net cash provided by operating activities of $65.8 million for 2012.  The primary operating activities during 2013 included net income of $22.8 million, and adjustments for non-cash items of $35.7 million, primarily due to depreciation of $28.5 million, income tax liability changes of $3.7 million and stock-based compensation expense of $2.7 million, as well as changes in operating assets and liabilities totaling $10.7 million. Changes in operating assets included a $9.1 million decrease in our accounts receivable, a $5.7 million decrease in inventory and a ($3.6) million change in other assets primarily due to customer owned tooling. The changes in operating liabilities in 2013 included a $4.3 million increase primarily related to deferred tooling revenues and a ($4.8) million change in income taxes payable.

Our principal investing activities during 2013 were the funding of $68.0 million of capital expenditures and the purchase of $3.8 million of certificates of deposit, partially offset by the receipt of $4.0 million cash proceeds from maturing certificates of deposit.  Principal investing activities during 2012 included the funding of $23.1 million of capital expenditures and the purchase of $4.0 million of certificates of deposit, partially offset by the receipt of $5.1 million cash proceeds from maturing certificates of deposit.

Our principal financing activities during 2013 consisted of the repurchase of our common stock for cash totaling $8.1 million and payment of cash dividends on our common stock totaling $0.6 million, partially offset by the receipt of cash proceeds from the exercise of stock options totaling $2.9 million. Financing activities during 2012 consisted of the payment of cash dividends on our common stock totaling $34.9 million, partially offset by the receipt of cash proceeds from the exercise of stock options totaling $1.5 million. As discussed in "Item 5 - Dividends" in this Annual Report, dividends declared and paid in 2012 included an accelerated payment of the 2013 regular cash dividend of $0.64 that was paid in December 2012 in addition to the regular dividend paid each quarter during 2012 of $0.16 per share.

2012 versus 2011

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

We have operations in Mexico with sale and purchase transactions denominated in both pesos and dollars.  The peso is the functional currency of certain of our operations in Mexico. The settlement of accounts receivable and accounts payable transactions denominated in a non-functional currency results in foreign currency transaction gains and losses. In 2013, the value of the Mexican peso decreased by 1 percent in relation to the U.S. dollar.  For the years ended December 31, 2013 and 2012, we had foreign currency transaction gains of $0.2 million and $0.1 million, respectively, and for the year ended December 31, 2011, we had a foreign currency transaction loss of ($0.9) million, which are included in other income (expense) in the Consolidated Income Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

Since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of this change in value relative to our Mexico operations has resulted in a cumulative unrealized translation loss at December 31, 2013 of $57.1 million. Translation gains and losses are included in other comprehensive income (loss) in the Consolidated Statements of Shareholders' Equity in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

When market conditions warrant, we may enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments for the delivery of natural gas through 2015. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of December 31, 2013 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

Contractual Obligations

Contractual obligations as of December 31, 2013 excluding amounts already recorded in our consolidated balance sheet, are as follows (amounts in millions):

	Payments Due by Fiscal Year
Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Natural gas contracts	$2.1	$1.1	$—	$—	$—	$—	$3.2
Retirement plans	1.5	1.5	1.5	1.2	1.5	44.0	51.2
Purchase obligations	60.7	—	—	—	—	—	60.7
Operating leases	1.4	0.9	0.4	0.2	—	—	2.9
CEO separation obligation	1.3	—	—	—	—	—	1.3
Total	$67.0	$3.5	$1.9	$1.4	$1.5	$44.0	$119.3

The table above includes, under Purchase Obligations, amounts committed on outstanding contracts related to the construction of the facility and equipment for our new wheel plant in Mexico. The table above does not reflect unrecognized tax benefits of $15.2 million, for which the timing of settlement is uncertain.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no significant off-balance sheet arrangements.

Inflation

Inflation has not had a material impact on our results of operations or financial condition for the three years ended December 31, 2013. Cost increases in our principal raw material, aluminum, fundamentally are passed through to our customers, with timing of the pass-through dependent on the specific commercial agreements. Wage increases have averaged 4 to 5 percent during this period. Cost increases for labor, other raw materials and for energy may not be recovered in our selling prices. Additionally, competitive global pricing pressures are expected to continue, which may lessen the possibility of recovering these types of cost increases in selling prices.

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

Preproduction Costs and Revenue Recognition Related to Long-Term Supply Arrangements - We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all preproduction engineering costs for which reimbursement is not contractually guaranteed by the customer or that are in excess of the contractually guaranteed reimbursement amount. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customer and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Changes in the facts and circumstances of individual wheel programs may accelerate the amortization of both the cost of the customer-owned tooling and the deferred tooling reimbursement revenues. Recognized tooling reimbursement revenues totaled approximately $9.3 million, $8.0 million and $8.3 million, in 2013, 2012 and 2011, respectively, and are included in net sales in the Consolidated Income Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report. The following tables summarize the unamortized customer-owned tooling costs included in our long-term other assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities:

December 31,	2013	2012
(Dollars in Thousands)
Unamortized Preproduction Costs
Preproduction costs	$60,776	$51,638
Accumulated amortization	(46,213)	(38,667)
Net preproduction costs	$14,563	$12,971

Deferred Tooling Revenue
Accrued expenses	$5,950	$5,688
Other non-current liabilities	2,619	3,443
Total deferred tooling revenue	$8,569	$9,131

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

When facts and circumstances indicate that there may have been a loss in value, management will also evaluate its cost and equity method investments to determine whether there was an other-than-temporary impairment. If a loss in the value of the investment is determined to be other than temporary, then the decline in value is recognized in earnings. See Note 6 - Investment in Unconsolidated Affiliate in Notes to Consolidated Financial Statements in Item 8 for discussion of our investment.

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

The following information illustrates the sensitivity to a change in certain assumptions of our unfunded retirement plans as of December 31, 2013. Note that these sensitivities may be asymmetrical, and are specific to 2013. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

The effect of the indicated increase (decrease) in selected factors is shown below (in thousands):

			Increase (Decrease) in:
			Projected Benefit
	Percentage		Obligation at	2013 Net Periodic
Assumption	Change		December 31, 2013	Pension Cost
Discount rate	+	1.0%	$(2,776)	$(51)
Rate of compensation increase	+	1.0%	$948	$142

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

Presently, we have not recorded a deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. These temporary differences may become taxable upon a repatriation of earnings from the subsidiaries or a sale or liquidation of the subsidiaries. Generally, the U.S. income taxes imposed on the repatriated earnings would be reduced by foreign income taxes paid on the earnings. During 2011, the company provided a provision for taxes for its European subsidiary, as a result of the repatriation of 2011 earnings and profits of approximately $0.1 million. At this time the company does not have any plans to repatriate additional income from its foreign subsidiaries.

New Accounting Standards

In July 2013, the FASB issued guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryfoward exists. The guidance generally provides that an entity's unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The new guidance applies prospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, early adoption is permitted. The new standard did not have a material effect on our consolidated results of operations and financial position, when adopted, on December 29, 2013.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency.    A significant portion of our business operations are conducted in Mexico. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities and, at December 31, 2013, we had not entered into any significant foreign exchange contracts.

During 2013, the Mexican peso to U.S. dollar exchange rate averaged 12.8 pesos to $1.00. Based on the balance sheet at December 31, 2013, the value of net assets for our operations in Mexico was 1,499 million pesos. Accordingly, a 10 percent change in the relationship between the peso and the U.S. dollar may result in a translation impact of between $10.7 million and $13.1 million, which would be recognized in other comprehensive income (loss).

Our business requires us to settle transactions between currencies in both directions - i.e., peso to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” For the full year 2013, we had a $0.2 million net foreign exchange transaction gain related to the peso. Based on the current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances and there can be no assurances that the net transaction balance will not change significantly in the future.

Natural Gas Purchase Commitments.  When market conditions warrant, we enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as natural gas. However, under no circumstances do we enter into derivatives or other financial instrument transactions for speculative purposes. At December 31, 2013, we had natural gas purchase agreements with deliveries through 2015 for 720 MMbtu of natural gas for a total cost of $3.2 million. These fixed price natural gas contracts may expose us to higher costs that cannot be recouped in selling prices in the event that the market price of natural gas declines below the contract price.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Consolidated Financial Statements of Superior Industries International, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Superior Industries International, Inc.
Van Nuys, California

We have audited the accompanying consolidated balance sheets of Superior Industries International, Inc. and subsidiaries (the "Company") as of December 29, 2013 and December 30, 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years ended December 29, 2013, December 30, 2012, and December 25, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Superior Industries International, Inc. and subsidiaries as of December 29, 2013 and December 30, 2012, and the results of their operations and their cash flows for each of the three years ended December 29, 2013, December 30, 2012, and December 25, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 29, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche, LLP
Los Angeles, California
March 7, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Superior Industries International, Inc.
Van Nuys, CA

We have audited the internal control over financial reporting of Superior Industries International, Inc. and subsidiaries (the "Company") as of December 29, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2013 of the Company and our report dated March 7, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche, LLP
Los Angeles, California
March 7, 2014

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED INCOME STATEMENTS
(Dollars in thousands, except per share data)

Fiscal Year Ended December 31,	2013	2012	2011
NET SALES	$789,564	$821,454	$822,172
Cost of sales	725,503	760,847	755,112
GROSS PROFIT	64,061	60,607	67,060
Selling, general and administrative expenses	29,468	27,727	25,888
Impairments of long-lived assets and other charges	—	—	1,337
INCOME FROM OPERATIONS	34,593	32,880	39,835

Interest income, net	1,691	1,252	1,101
Other income (expense), net	557	357	990
INCOME BEFORE INCOME TAXES AND EQUITY EARNINGS	36,841	34,489	41,926

Income tax (provision) benefit	(14,017)	(3,598)	25,243
NET INCOME	$22,824	$30,891	$67,169
EARNINGS PER SHARE - BASIC	$0.83	$1.13	$2.48
EARNINGS PER SHARE - DILUTED	$0.83	$1.13	$2.46

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

Fiscal Year Ended December 31,	2013	2012	2011

Net income	$22,824	$30,891	$67,169
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(521)	4,839	(9,133)
Defined benefit pension plan:
Actuarial gains (losses) on pension obligation, net of curtailments and amortization	4,477	(2,994)	(2,763)
Tax (provision) benefit	(1,705)	1,141	2,018
Pension changes, net of tax	2,772	(1,853)	(745)
Other comprehensive income (loss), net of tax	2,251	2,986	(9,878)
Comprehensive income	$25,075	$33,877	$57,291

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

Fiscal Year Ended December 31,	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$199,301	$203,364
Short-term investments	3,750	3,970
Accounts receivable, net	89,623	98,467
Inventories	67,193	71,948
Income taxes receivable	7,584	4,925
Deferred income taxes	7,917	7,935
Other current assets	8,850	14,299
Total current assets	384,218	404,908
Property, plant and equipment, net	219,892	147,544
Investment in and advances to unconsolidated affiliate	4,565	4,638
Non-current deferred income taxes, net	14,664	17,038
Other non-current assets	30,049	25,473
Total assets	$653,388	$599,601

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,494	$32,400
Accrued liabilities	64,936	34,178
Total current liabilities	99,430	66,578

Non-current income tax liabilities	15,050	11,328
Non-current deferred income tax liabilities, net	21,070	18,876
Other non-current liabilities	34,775	35,914
Commitments and contingent liabilities (Note 11)	—	—
Shareholders' equity:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 27,155,550 shares
(27,295,488 shares at December 31, 2012)	75,305	71,819
Accumulated other comprehensive loss	(60,363)	(62,614)
Retained earnings	468,121	457,700
Total shareholders' equity	483,063	466,905
Total liabilities and shareholders' equity	$653,388	$599,601

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Cumulative
	Number of Shares	Amount	Pension Obligations	Translation Adjustment	Retained Earnings	Total
BALANCE AT FISCAL YEAR END 2010	26,853,790	$61,675	$(2,432)	$(53,290)	$407,529	$413,482

Net income					67,169	67,169
Change in employee benefit plans, net of taxes			(745)			(745)
Net foreign currency translation adjustment				(9,133)	—	(9,133)
Stock options exercised	286,973	4,546	—	—	—	4,546
Restricted stock awards granted, net of forfeitures	23,250	—	—	—	—	—
Stock-based compensation expense	—	2,251	—	—	—	2,251
Tax impact of stock options	—	303	—	—	—	303
Cash dividends declared ($0.64 per share)	—	—	—	—	(17,358)	(17,358)
BALANCE AT FISCAL YEAR END 2011	27,164,013	68,775	(3,177)	(62,423)	457,340	460,515

Net income					30,891	30,891
Change in employee benefit plans, net of taxes			(1,853)			(1,853)
Net foreign currency translation adjustment				4,839	—	4,839
Stock options exercised	98,675	1,530	—	—	—	1,530
Restricted stock awards granted, net of forfeitures	32,800	—	—	—	—	—
Stock-based compensation expense	—	2,072	—	—	—	2,072
Tax impact of stock options	—	(558)	—	—	—	(558)
Cash dividends declared ($1.12 per share)	—	—	—	—	(30,531)	(30,531)

BALANCE AT FISCAL YEAR END 2012	27,295,488	71,819	(5,030)	(57,584)	457,700	466,905

Net income					22,824	22,824
Change in employee benefit plans, net of taxes			2,772			2,772
Net foreign currency translation adjustment				(521)	—	(521)
Stock options exercised	198,296	2,865	—	—	—	2,865
Restricted stock awards granted, net of forfeitures	82,965	—	—	—	—	—
Stock-based compensation expense	—	2,685	—	—	—	2,685
Tax impact of stock options	—	(899)	—	—	—	(899)
Common stock repurchased	(421,199)	(1,165)	—		(6,968)	(8,133)
Cash dividends declared ($0.20 per share)	—	—	—	—	(5,435)	(5,435)
BALANCE AT FISCAL YEAR END 2013	27,155,550	$75,305	$(2,258)	$(58,105)	$468,121	$483,063

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Fiscal Year Ended December 31,	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,824	$30,891	$67,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,466	26,362	27,538
Tax liabilities, non-cash changes	3,730	(26,275)	—
Deferred income taxes	1,900	13,626	(38,704)
Impairments of long-lived assets and other charges	—	—	1,337
Stock-based compensation	2,685	2,072	2,251
Other non-cash items	(1,095)	(256)	595
Changes in operating assets and liabilities:
Accounts receivable	9,074	21,428	(11,016)
Inventories	5,716	(8,345)	4,609
Other assets	(3,570)	(8,126)	8,031
Accounts payable	(2,549)	2,684	(719)
Income taxes	(4,780)	3,786	(3,553)
Accrued expenses and other liabilities	7,148	8,784	6,654
Non-current tax liabilities	(297)	(870)	3,468
NET CASH PROVIDED BY OPERATING ACTIVITIES	69,252	65,761	67,660

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(67,980)	(23,145)	(16,961)
Proceeds from sales and maturities of investments	3,970	5,133	21,720
Purchase of investments	(3,750)	(3,977)	(4,924)
Proceeds from sale of unconsolidated affiliate	—	—	2,867
Proceeds from sales of fixed assets	16	1,981	1,659
Other	320	1,476	(680)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(67,424)	(18,532)	3,681

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(550)	(34,878)	(17,358)
Cash paid for common stock repurchase	(8,133)	—	—
Proceeds from exercise of stock options	2,865	1,530	4,546
Excess tax benefits from exercise of stock options	252	4	303
NET CASH USED IN FINANCING ACTIVITIES	(5,566)	(33,344)	(12,509)

Effect of exchange rate changes on cash	(325)	1,684	(668)

Net (decrease) increase in cash and cash equivalents	(4,063)	15,569	58,164

Cash and cash equivalents at the beginning of the period	203,364	187,795	129,631

Cash and cash equivalents at the end of the period	$199,301	$203,364	$187,795

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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

Our fiscal year is the 52- or 53-week period ending generally on the last Sunday of the calendar year. The fiscal years 2013 and 2011 comprised the 52-week periods ended on December 29, 2013, and December 25, 2011, respectively. The 2012 fiscal year comprised the 53-week period ended December 30, 2012. For convenience of presentation, all fiscal years are referred to as beginning as of January 1, and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, certificates of deposit and fixed deposits and money market funds with original maturities of three months or less. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these investments. Included in cash and cash equivalents are money market funds of zero and $28.5 million as of December 31, 2013 and 2012, respectively. Our money market funds are categorized as Level 1 in the fair value hierarchy with fair value measurements based on quoted prices in active markets for identical assets. Certificates of deposit and fixed deposits whose original maturity is greater than three months and is one year or less are classified as short-term investments and certificates of deposit and fixed deposits whose maturity is greater than one year at the balance sheet date are classified as non-current assets in our consolidated balance sheets. The purchase of any certificates of deposit or fixed deposits that are classified as short-term investments or non-current assets appear in the investing section of our consolidated statements of cash flows. At times throughout the year and at year-end, cash balances held at financial institutions were in excess of federally insured limits.

Restricted Deposits

We purchase certificates of deposit that mature within twelve months and are used to secure or collateralize letters of credit securing our workers’ compensation obligations.  At December 31, 2013 and 2012, certificates of deposit totaling $3.8 million and $4.0 million, respectively, were restricted in use and were classified as short-term investments on our consolidated balance sheet.

Non-Cash Investing Activities

As of December 31, 2013, 2012 and 2011, $32.4 million, $0.9 million and $0.4 million, respectively, of equipment had been purchased but not yet paid for and are included in accounts payable and accrued liabilities in our consolidated balance sheets.

During 2013 the company received a grant of a parcel of land valued at $0.7 million from the state of Chihuahua, Mexico, which is included in property, plant and equipment in our 2013 consolidated balance sheet.

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

Inventories

Inventories, which are categorized as raw materials, work-in-process or finished goods, are stated at the lower of cost or market using the first-in, first-out method. When necessary, management uses estimates of net realizable value to record inventory reserves for obsolete and/or slow-moving inventory. Aluminum is the primary material component in our inventories. Our aluminum requirements are supplied from two primary vendors, each accounting for more than 10 percent of our aluminum purchases during 2013.

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

Preproduction Costs and Revenue Recognition Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all preproduction engineering costs for which reimbursement is not contractually guaranteed by the customer or which are in excess of the contractually guaranteed reimbursement amount. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customer and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Changes in the facts and circumstances of individual wheel programs may accelerate the amortization of both the cost of customer-owned tooling and the deferred tooling reimbursement revenues. Recognized tooling reimbursement revenues, which totaled $9.3 million, $8.0 million and $8.3 million in 2013, 2012 and 2011, respectively, are included in net sales in the consolidated income statements. The following tables summarize the unamortized customer-owned tooling costs included in our non-current other assets, and the deferred tooling revenues included in accrued liabilities and other non-current liabilities:

December 31,	2013	2012
(Dollars in Thousands)
Unamortized Preproduction Costs
Preproduction costs	$60,776	$51,638
Accumulated amortization	(46,213)	(38,667)
Net preproduction costs	$14,563	$12,971

Deferred Tooling Revenue
Accrued liabilities	$5,950	$5,688
Other non-current liabilities	2,619	3,443
Total deferred tooling revenue	$8,569	$9,131

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

Derivative Instruments and Hedging Activities

In order to hedge exposure related to fluctuations in foreign currency rates and the cost of certain commodities used in the manufacture of our products, we periodically may purchase derivative financial instruments such as forward contracts, options or collars to offset or mitigate the impact of such fluctuations. Programs to hedge currency rate exposure may address ongoing transactions including, foreign-currency-denominated receivables and payables, as well as specific transactions related to purchase obligations. Programs to hedge exposure to commodity cost fluctuations would be based on underlying physical consumption of such commodity. At December 31, 2013 and 2012, we held no derivative financial instruments other than the natural gas contracts discussed below.

We enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, and other raw materials. Our natural gas contracts are considered to be derivative instruments under US GAAP. However, upon entering into these contracts, we expect to fulfill our purchase commitments and take full delivery of the contracted quantities of natural gas during the normal course of business. Accordingly, under U.S. GAAP, these purchase contracts are not accounted for as derivatives because we qualify for the normal purchase normal sale exception under US GAAP, unless there is a change in the facts or circumstances that causes management to believe that these commitments would not be used in the normal course of business. See Note 11 - Commitments and Contingent Liabilities for additional information pertaining to these purchase commitments.

Foreign Currency Transactions and Translation

We have a wholly-owned foreign subsidiary with operations in Mexico whose functional currency is the peso. In addition, we have operations with U.S. dollar functional currencies with transactions denominated in pesos and other currencies. These operations had monetary assets and liabilities that were denominated in currencies that were different than their functional currency and were translated into the functional currency of the entity using the exchange rate in effect at the end of each accounting period. Any gains and losses recorded as a result of the remeasurement of monetary assets and liabilities into the functional currency are reflected as transaction gains and losses and included in other income (expense) in the consolidated income statements. For the years ended December 31, 2013 and December 31, 2012, we had foreign currency transaction gains of $0.2 million and $0.1 million, respectively, and we had transaction losses of $(0.9) million for the year ended December 31, 2011, which are included in other income (expense) in the consolidated income statements. In addition, we have a minority investment in India whose functional currency is the Indian rupee.

When our foreign subsidiaries translate their financial statements from the functional currency to the reporting currency, the balance sheet accounts are translated using the exchange rates in effect at the end of the accounting period and retained earnings is translated using historical rates. The income statement accounts are generally translated at the weighted average of exchange rates during the period and the cumulative effect of translation is recorded as a separate component of accumulated other comprehensive income (loss) in shareholders' equity, as reflected in the consolidated statements of shareholders' equity. The value of the Mexican peso decreased by 1 percent in relation to the U.S. dollar in 2013.

Revenue Recognition

Sales of products and any related costs are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Tooling reimbursement revenues related to initial tooling reimbursed by our customers are deferred and recognized over the expected life of the wheel program on a straight line basis, as discussed above.

Research and Development

Research and development costs (primarily engineering and related costs) are expensed as incurred and are included in cost of sales in the consolidated income statements. Amounts expensed during each of the three years in the period ended December 31, 2013, 2012 and 2011 were $4.8 million, $5.8 million, and $5.3 million, respectively.

Value-Added Taxes

Value-added taxes that are collected from customers and remitted to taxing authorities are excluded from sales and cost of sales.

Stock-Based Compensation

We account for stock-based compensation using the fair value recognition method in accordance with U.S. GAAP. We recognize these compensation costs net of the applicable forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three to four years. We estimate the forfeiture rate based on our historical experience. See Note 12 - Stock-Based Compensation for additional information concerning our share-based compensation awards.

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

In determining when to release the valuation allowance established against our net deferred income tax assets, we consider all available evidence, both positive and negative.  Consistent with our policy, the valuation allowance against our net deferred income tax assets will not be reversed until such time as we have generated three years of cumulative pre-tax income and have reached sustained profitability, which we define as two consecutive one year periods of pre-tax income.

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

Year Ended December 31,	2013	2012	2011
(Thousands of dollars, except per share amounts)
Basic Earnings Per Share
Reported net income	$22,824	$30,891	$67,169
Weighted average shares outstanding	27,392	27,219	27,052
Basic earnings per share	$0.83	$1.13	$2.48

Diluted Earnings Per Share
Reported net income	$22,824	$30,891	$67,169
Weighted average shares outstanding	27,392	27,219	27,052
Weighted average dilutive stock options	139	111	278
Weighted average shares outstanding - diluted	27,531	27,330	27,330
Diluted earnings per share	$0.83	$1.13	$2.46

The following potential shares of common stock were excluded from the diluted earnings per share calculations because they would have been anti-dilutive due to their exercise prices exceeding the average market prices for the respective periods: for the year ended December 31, 2013, options to purchase 1,291,427 shares at prices ranging from $19.19 to $43.22; for the year ended December 31, 2012, options to purchase 1,828,727 shares at prices ranging from $18.37 to $43.22; and for the year ended December 31, 2011, options to purchase 1,456,440 shares at prices ranging from $21.72 to $43.22 per share.

New Accounting Pronouncement

In July 2013, the FASB issued guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryfoward exists. The guidance generally provides that an entity's unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The new guidance applies prospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, early adoption is permitted. The new standard did not have a material effect on our consolidated results of operations and financial position, when adopted, on December 29, 2013.

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

Year Ended December 31,	2013	2012	2011
(Thousands of dollars)
Net sales:
U.S.	$286,380	$316,238	$302,150
Mexico	503,184	505,216	520,022
Consolidated net sales	$789,564	$821,454	$822,172

December 31,		2013	2012
(Thousands of dollars)
Property, plant and equipment, net:
U.S.		$62,821	$52,458
Mexico		157,071	95,086
Consolidated property, plant and equipment, net		$219,892	$147,544

NOTE 3 - ACCOUNTS RECEIVABLE

December 31,	2013	2012
(Thousands of dollars)
Trade receivables	$82,809	$91,747
Other receivables	7,724	7,293
	90,533	99,040
Allowance for doubtful accounts	(910)	(573)
Accounts receivable, net	$89,623	$98,467

The following percentages of our consolidated net sales were made to Ford, GM, Toyota and Chrysler: 2013 - 45 percent, 24 percent, 12 percent and 10 percent; 2012 - 38 percent, 27 percent, 9 percent and 12 percent; and 2011 - 35 percent, 30 percent, 8 percent and 11 percent, respectively. These four customers represented 91 percent and 90 percent of trade receivables at December 31, 2013 and 2012, respectively.

NOTE 4 - INVENTORIES

December 31,	2013	2012
(Dollars in thousands)
Raw materials	$15,631	$18,325
Work in process	27,835	31,525
Finished goods	23,727	22,098
Inventories	$67,193	$71,948

Service wheel and supplies inventory included in other non-current assets in the consolidated balance sheets totaled $5.6 million and $6.5 million at December 31, 2013 and 2012, respectively. Included in raw materials were operating supplies and spare parts totaling $9.2 million and $10.2 million at December 31, 2013 and 2012, respectively.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

December 31,	2013	2012
(Dollars in thousands)
Land and buildings	$72,310	$70,235
Machinery and equipment	421,219	408,620
Leasehold improvements and others	9,152	8,374
Construction in progress	78,442	7,565
	581,123	494,794
Accumulated depreciation	(361,231)	(347,250)
Property, plant and equipment, net	$219,892	$147,544

At December 31, 2013, construction in progress includes approximately $66.3 million of costs related to our new wheel plant under construction in Mexico. Depreciation expense was $28.5 million, $26.4 million and $27.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 6 - INVESTMENT IN UNCONSOLIDATED AFFILIATE

On June 28, 2010, we executed a share subscription agreement (the "Agreement") with Synergies Castings Limited ("Synergies"), a private aluminum wheel manufacturer based in Visakhapatnam, India, providing for our acquisition of a minority interest in Synergies. As of December 31, 2013, the total cash investment in Synergies amounted to $4.5 million, representing 12.6 percent of the outstanding equity shares of Synergies. Through September 22, 2011, the Agreement provided the company with rights to appoint a member to the Synergies board of directors and veto powers over significant financial policy and operating decisions, and as a result of these provisions, we were able to exert significant influence over Synergies and accounted for this investment under the equity method.

Effective September 23, 2011, the Agreement was amended for certain events and to remove the company's rights to appoint a director and the veto powers over significant financial policy and operating decisions. As a result of the amendment, it was determined that the company no longer had the ability to exercise significant influence over Synergies' financial policies and operations, and that the equity method of accounting for our investment was no longer appropriate. Accordingly, effective with the amendment, the company began accounting for Synergies under the cost method of accounting on a prospective basis. Our proportionate share of Synergies operating results was immaterial from our original investment through September 23, 2011. During 2011, a group of existing equity holders, including the company, made a loan of $1.5 million to Synergies for working capital needs. The company's share of this unsecured advance was $450,000 and the terms and conditions of the loan were substantially the same for all equity holders involved in the transaction. The principal balance of the unsecured advance as of December 31, 2013 was $273,000 and is scheduled to be repaid over the next 22 months. Based upon our review of Synergies operating results, latest share issuances, and our review of the projected results, we do not believe there is an other-than-temporary impairment as of December 31, 2013.

NOTE 7 - INCOME TAXES

Year Ended December 31,	2013	2012	2011
(Thousands of dollars)
Income before income taxes and equity earnings:
Domestic	$27,981	$26,661	$35,569
International	8,860	7,828	6,357
	$36,841	$34,489	$41,926

The (provision) benefit for income taxes is comprised of the following:

Year Ended December 31,	2013	2012	2011
(Thousands of dollars)
Current taxes
Federal	$(9,951)	$(7,629)	$(6,421)
State	(859)	(554)	(310)
Foreign (1)	(1,307)	18,211	(6,730)
Total current taxes	(12,117)	10,028	(13,461)
Deferred taxes
Federal	183	(10,589)	29,183
State	277	(4,023)	8,244
Foreign	(2,360)	986	1,277
Total deferred taxes	(1,900)	(13,626)	38,704

Income tax (provision) benefit	$(14,017)	$(3,598)	$25,243
(1) Included in the current foreign tax provision is a $23.9 million net reversal of liabilities for uncertain tax positions for the year ending December 31, 2012.
The following is a reconciliation of the United States federal tax rate to our effective income tax rate:

Year Ended December 31,	2013	2012	2011
Statutory rate	(35.0)%	(35.0)%	(35.0)%
State tax provisions, net of federal income tax benefit	(1.0)	(0.6)	(0.4)
Permanent differences	(0.1)	5.3	1.6
Tax credits	6.0	3.3	1.5
Foreign income taxed at rates other than the statutory rate	0.7	0.5	1.0
Valuation allowance	—	(9.8)	100.9
Changes in tax liabilities, net	(5.7)	22.0	(5.8)
Other	(2.9)	3.9	(3.6)
Effective income tax rate	(38.0)%	(10.4)%	60.2%

Our effective income tax rate for 2013 was 38 percent. The effective rate was unfavorably affected by increases in unrecognized tax benefits, changes in tax laws in Mexico that increased our long-term deferred tax liabilities by $1.0 million and state income taxes (net of federal tax benefit). Our effective tax rate was favorably impacted by income tax credits, including $1.0 million credit recognized as a result of the 2013 enactment of the American Taxpayer Relief Act of 2012 and foreign income that is taxed at rates lower than the U.S. statutory rates.

Our effective income tax rate for 2012 was 10 percent. Our effective income tax rate differed from the U.S. federal tax rate of 35 percent during 2012 primarily due to changes in our tax liability for uncertain tax positions resulting from the Mexican taxing authorities finalizing their audit of the 2004 tax year of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary. As a result of the settlement, the company paid $0.9 million and reversed approximately $21.7 million of liabilities for uncertain tax positions, which was partially offset by the $12.7 million reversal of related deferred tax assets established for the indirect benefit in the U.S. for the potential non-deductibility of expenses in Mexico. Additional factors favorably impacting the 2012 effective tax rate include the net release of foreign tax liabilities for the 2006 tax year of $2.1 million as a result of the expiration of the statute of limitations, permanent differences including income from the reversal of a $3.5 million reserve established for an uncertainty related to certain non-deductible VAT tax credits, and income tax credits. The 2012 effective tax rate was unfavorably impacted by valuation allowance increases of approximately $3.4 million related primarily to state deferred tax assets for net operating loss ("NOL") and tax credit carryforwards that are no longer expected to be realized due to changes in tax law and cessation of business in Kansas.

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

Tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred liabilities at December 31, 2013 and 2012:

December 31,	2013	2012
(Thousands of dollars)
Deferred income tax assets:
Liabilities deductible in the future	$8,164	$8,006
Deferred compensation	13,026	14,973
Net loss carryforward	2,359	2,043
Tax credit carryforward	1,040	1,062
Competent authority deferred tax assets and other foreign timing differences	6,426	6,307
Other	1,091	1,621
Total before valuation allowances	32,106	34,012
Valuation allowances	(3,398)	(3,394)
Net deferred income tax assets	28,708	30,618
Deferred income tax liabilities:
Differences between the book and tax basis of property, plant and equipment	(27,197)	(24,521)
Deferred income tax liabilities	(27,197)	(24,521)
Net deferred income tax assets	$1,511	$6,097

Realization of any of our deferred tax assets at December 31, 2013 is dependent on the company generating sufficient taxable income in the future. The determination of whether or not to record a full or partial valuation allowance on our deferred tax assets is a critical accounting estimate requiring a significant amount of judgment on the part of management. We perform our analysis on a jurisdiction by jurisdiction basis at the end of each reporting period.

During the fourth quarter of 2011, we released valuation allowances carried against our net deferred tax assets in the U.S. based on an evaluation of current evidence and in accordance with our accounting policy. This release of the valuation allowance during 2011 resulted in a benefit of $42.3 million. In determining when to release the valuation allowance established against our U.S. net deferred income tax assets, we consider all available evidence, both positive and negative.  During 2011, we generated pre-tax income of $41.9 million, and in the fourth quarter of 2011 we achieved three years of cumulative pre-tax income. We also reached sustained profitability, which our accounting policy defines as two consecutive one year periods of pre-tax income. With further consideration given to, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of reversals of temporary differences, we concluded that it was more likely than not that our federal deferred tax assets would be realized.

Due to our continued profitability in 2011, along with the continued improvement in the automotive industry, we were able to generate enough domestic taxable income to use our state NOL carryforwards from 2010 as well as reverse certain temporary items. During 2011, we also generated foreign income which allowed us to use a portion of our foreign NOL carryforwards.

As of December 31, 2013, we have cumulative state NOL carryforwards of $47.0 million that begin to expire in 2016. Also, we have $1.6 million of state tax credit carryforwards which are available indefinitely.

We have not provided for deferred income taxes or foreign withholding tax on basis differences in our non-U.S. subsidiaries that result from undistributed earnings of $120.9 million which the company has the intent and the ability to reinvest in its foreign operations. Generally, the U.S. income taxes imposed upon repatriation of undistributed earnings would be reduced by foreign tax credits from foreign income taxes paid on the earnings. Determination of the deferred income tax liability on these basis differences is not reasonably estimable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

We account for our uncertain tax positions in accordance with U.S. GAAP. A reconciliation of the beginning and ending amounts of these tax benefits for the three years ended December 31, 2013 is as follows:

Year Ended December 31,	2013	2012	2011
(Thousands of dollars)
Beginning balance	$6,310	$12,637	$13,555
Increases (decreases) due to foreign currency translations	—	632	(1,296)
Increases (decreases) as a result of positions taken during:
Prior periods	(197)	(6,362)	176
Current period	3,655	2,700	353
Settlements with taxing authorities	(306)	(870)	—
Expiration of applicable statutes of limitation	—	(2,427)	(151)
Ending balance (1)	$9,462	$6,310	$12,637

(1) Excludes $5.8 million, $5.0 million and $20.4 million of potential interest and penalties associated with uncertain tax positions in 2013, 2012 and 2011, respectively.

Our policy regarding interest and penalties related to unrecognized tax benefits is to record interest and penalties as an element of income tax expense.  The cumulative amounts related to interest and penalties are added to the total unrecognized tax liabilities on the balance sheet.  The balance sheet at December 31, 2013 includes the unrecognized tax benefits, cumulative interest and penalties accrued on the liabilities totaling $15.1 million. During 2013, we accrued potential interest and penalties of $1.0 million and $0.3 million, respectively, related to unrecognized tax benefits. As of December 31, 2013, we have cumulative recorded liabilities for potential interest and penalties of $3.8 million and $2.0 million, respectively. Included in the unrecognized tax benefits of $15.1 million at December 31, 2013, was $7.2 million of tax benefit that, if recognized, would affect our annual effective tax rate. Within the next twelve-month period ending December 31, 2014, we do not expect any of the unrecognized tax benefits to be recognized due to the expiration of certain statute of limitations or settlements with tax authorities, except as described below.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions. Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including Hungary, Mexico, the Netherlands, India, and the United States. We are no longer under examination by the taxing authority regarding any U.S. federal income tax returns for years before 2010 while the years open for examination under various state and local jurisdictions vary. We have been notified the Internal Revenue Service ("IRS") will be conducting an audit of tax years 2011 and 2012 of Superior Industries International and subsidiaries, beginning in the first quarter of 2014. We expect this IRS audit to be settled within the twelve month period ending December 31, 2014. We expect approximately $1.0 million of unrecognized tax benefits related to our U.S. operations will be recognized in 2014 due to the expiration of a statute of limitations.

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

Total income tax payments made were $13.7 million in 2013, $11.0 million in 2012 and $15.8 million in 2011.

NOTE 8 - LEASES AND RELATED PARTIES

We lease certain land, facilities and equipment under long-term operating leases expiring at various dates through 2016. Total lease expense for all operating leases amounted to $1.8 million in 2013, $1.5 million in 2012 and $1.0 million in 2011.

Our corporate office and former manufacturing and warehouse facility in Van Nuys, California was leased from the Louis L. Borick Trust and the Nita A. Borick Management Trust. During 2013 the Louis L. Borick Foundation (the "Foundation") replaced the Louis L. Borick Trust as a landlord for the company's corporate office facility. The Foundation is controlled by Mr. Steven J. Borick, Chairman and Chief Executive Officer of the company, as President and Director of the Foundation. The Nita A. Borick Management Trust is controlled by Nita A. Borick and Mr. Steven J. Borick as trustees. Due to the closure of our manufacturing and warehouse operations at our Van Nuys, California facility in June 2009, we entered into an amended lease in May 2010 of the office space occupied by our corporate office.

The current operating lease expires at the end of March 2015. There are two additional lease extension options of approximately five years each. The current annual lease payment is approximately $425,000. The facilities portion of the lease agreement requires rental increases every five years based upon the change in a specific Consumer Price Index. The future minimum lease payments that are payable to the Foundation and Trust for the Van Nuys corporate office lease total $0.5 million. Total lease payments to these related entities were $0.4 million in 2013, $0.4 million in 2012 and $0.4 million for 2011.

The following are summarized future minimum payments under all leases. The table below contains the current annual lease payments of approximately $425,000 for the corporate office facility through March 2015.

Year Ended December 31,	Operating Leases
(Thousands of dollars)
2014	$1,394
2015	918
2016	422
2017	158
2018	—
Thereafter	—
$2,892

NOTE 9 - RETIREMENT PLANS

We have an unfunded salary continuation plan covering certain directors, officers and other key members of management. We purchase life insurance policies on certain participants to provide in part for future liabilities. Cash surrender value of these policies, totaling $6.1 million and $5.9 million at December 31, 2013 and 2012, respectively, are included in other non-current assets in the company's consolidated balance sheets. Subject to certain vesting requirements, the plan provides for a benefit based on final average compensation, which becomes payable on the employee's death or upon attaining age 65, if retired. The plan was closed to new participants effective February 3, 2011. We have measured the plan assets and obligations of our salary continuation plan as of our fiscal year end for all periods presented.

The following table summarizes the changes in plan benefit obligations:

Year Ended December 31,	2013	2012
(Thousands of dollars)
Change in benefit obligation
Beginning benefit obligation	$29,075	$25,490
Service cost	230	249
Interest cost	1,159	1,242
Actuarial (gain) loss	(3,526)	3,262
Curtailment	(521)	—
Benefit payments	(1,272)	(1,168)
Ending benefit obligation	$25,145	$29,075

Year Ended December 31,	2013	2012
(Thousands of dollars)

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	1,272	1,168
Benefit payments	(1,272)	(1,168)
Fair value of plan assets at end of year	$—	$—

Funded Status	$(25,145)	$(29,075)

Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities	$(1,461)	$(1,389)
Other non-current liabilities	(23,684)	(27,686)
Net amount recognized	$(25,145)	$(29,075)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$3,713	$8,190
Prior service cost	(1)	(1)
Net amount recognized, before tax effect	$3,712	$8,189

Weighted average assumptions used to determine benefit obligations:
Discount rate	4.8%	4.0%
Rate of compensation increase	3.0%	3.0%

Components of net periodic pension cost are described in the following table:

Year Ended December 31,	2013	2012	2011
(Thousands of dollars)
Components of net periodic pension cost:
Service cost	$230	$249	$295
Interest cost	1,159	1,242	1,294
Amortization of actuarial loss	430	268	22
Net periodic pension cost	$1,819	$1,759	$1,611

Weighted average assumptions used to determine net periodic pension cost:
Discount rate	4.0%	5.0%	6.0%
Rate of compensation increase	3.0%	3.0%	3.0%

The increase in the 2013 net periodic pension cost compared to the 2012 cost and the increase in the 2012 cost compared to the 2011 cost were primarily due to increases in amortization of actuarial losses.

Benefit payments during the next ten years, which reflect applicable future service, are as follows:

Year Ended December 31,	Amount
(Thousands of dollars)

2014	$1,496
2015	$1,514
2016	$1,499
2017	$1,180
2018	$1,455
Years 2019 to 2023	$7,025

The following is an estimate of the components of net periodic pension cost in 2014:

Estimated Year Ended December 31,	2014
(Thousands of dollars)

Service cost	$84
Interest cost	1,171
Amortization of actuarial loss	119
Estimated 2014 net periodic pension cost	$1,374

Other Retirement Plans

We also have a contributory employee retirement savings plan (a 401k plan) covering substantially all of our employees. The employer contribution totaled $2.1 million, $1.8 million and $1.8 million for the three years ended December 31, 2013, 2012 and 2011, respectively.

Pursuant to the deferred compensation provision of his 1994 Employment Agreement ("1994 Agreement"), Mr. Louis L. Borick, Founding Chairman and a Director of the company until his passing in November 2011, was paid an annual amount of $1.0 million in 26 equal payments for five years through 2009. Beginning in 2010, the 1994 Agreement called for this annual amount to be reduced to $0.5 million.

NOTE 10 - ACCRUED LIABILITIES

December 31,	2013	2012
(Thousands of dollars)
Construction in progress	$27,669	$—
Payroll and related benefits	14,615	12,637
Dividends	4,884	—
Taxes, other than income taxes	5,730	8,191
Current portion of executive retirement liabilities	1,461	1,389
Other	10,577	11,961
Accrued liabilities	$64,936	$34,178

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES

Steven J. Borick Separation Agreement

On October 14, 2013, the company and Steven J. Borick entered into a Separation Agreement, providing for Mr. Borick's separation from employment as the company's President and Chief Executive Officer, effective upon the earlier of March 31, 2014 or the announcement of the hiring of a successor to either of these offices (the "Separation Date"). Mr. Borick remains the Chairman of the Board of Directors of the company.

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

(c) A grant of a number of shares of company common stock equal to the Black-Scholes value of an annual award of 120,000 stock options that Mr. Borick would have been eligible to receive under the company's Equity Incentive Plan (see Note 12 - Stock-Based Compensation), divided by the company's closing stock price as reported on the New York Stock Exchange on the Separation Date (or if no price is reported on that day, then the last day prior to such day on which a price is reported); and

(d) Vesting of all of Mr. Borick's unvested stock options and unvested restricted stock.

In addition, the company and Mr. Borick entered into a Consulting Agreement, dated the same date as the Separation Agreement, providing for Mr. Borick to consult with the company for a twelve-month period beginning on the later of the Separation Date or the date on which he ceases to be a member of the board of directors of the company (provided, such period shall begin no later than the date of the company's annual meeting of stockholders in 2015), in exchange for monthly payments of $5,000. In 2013, the company recorded $1.8 million of compensation expense in connection with Mr. Borick's Separation Agreement.

Mexico Facility and Customs Issue

In June 2013 we entered into a contract for the construction of the facility for our new wheel plant in Mexico and we subsequently entered into non-cancellable contracts for the purchase of equipment for the new facility. These contracts are denominated in U.S. dollars, Mexican pesos and Euros with a U.S. dollar value of approximately $96.6 million, of which $35.8 million was paid in cash in 2013, with the remaining payments expected to be made over the next 12 months.

During 2013 we reached a settlement of an issue with the customs authorities relating to our operations in Mexico, during a period of time in 2010 when we did not timely file required customs forms. The settlement did not have a significant impact on our results of operations for the period.

Stock Repurchase Program

As discussed in Note13 - Common Stock Purchase Program, in March 2013, our board of directors approved a new stock repurchase program authorizing the repurchase of up to $30.0 million of our common stock. As of December 31, 2013, authorization for the repurchase of $21.9 million of our common stock remains under the Repurchase Program.

Foreign Consumption Tax

The 2012 cost of sales includes a $3.5 million benefit from the release of a contingency reserve, established in a prior year, for an uncertainty related to a foreign consumption tax that was resolved during 2012.

Derivatives and Purchase Commitments

In order to hedge exposure related to fluctuations in foreign currency rates and the cost of certain commodities used in the manufacture of our products, we periodically may purchase derivative financial instruments such as forward contracts, options or collars to offset or mitigate the impact of such fluctuations. Programs to hedge currency rate exposure may address ongoing transactions including, foreign-currency-denominated receivables and payables, as well as, specific transactions related to purchase obligations. Programs to hedge exposure to commodity cost fluctuations would be based on underlying physical consumption of such commodities. At December 31, 2013 and 2012 we held no derivative financial instruments other than the natural gas contracts discussed below.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments in place for the delivery of natural gas through 2015. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of December 31, 2013 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

Other

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

NOTE 12 - STOCK-BASED COMPENSATION

Our 2008 Equity Incentive Plan was amended and restated effective May 22, 2013 upon approval by our shareholders at our annual shareholders meeting. As amended, the plan authorizes us to issue up to 3.5 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants. No more than 600,000 shares may be used under such plan as “full value” awards, which include restricted stock and performance units. Stock options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant. Options granted under this plan generally require no less than a three year ratable vesting period if vesting is based on continuous service. Vesting periods may be shorter than three years if performance based.

Restricted stock, or “full value” awards, generally vest ratably over no less than a three year period. Restricted shares are considered issued and outstanding at the date of grant, have the same dividend and voting rights as other outstanding common stock, are subject to forfeiture if employment terminates prior to vesting, and are expensed ratably over the vesting period. Dividends paid on the restricted shares are non-forfeitable. During 2013, we granted 92,631 shares of restricted stock, with original vesting periods of one to three years. During 2012, we granted 33,550 shares of restricted stock, which vest ratably over a three year period.

We received cash proceeds of $2.9 million, $1.5 million and $4.5 million from stock options exercised in 2013, 2012 and 2011, respectively. The total intrinsic value of options exercised was $0.9 million and $0.3 million, during the years ended December 31, 2013 and 2012, respectively. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options and upon the issuance of restricted stock awards. At December 31, 2013, there were 2.0 million shares available for future grants under this plan.

We have elected to adopt the alternative transition method for calculating the initial pool of excess tax benefits and to determine the subsequent impact of the tax effects of employee stock-based compensation awards that are outstanding on shareholders' equity and the consolidated statements of cash flows.

Stock option activity in 2013:

	Outstanding	Weighted Average Exercise Price	Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2012	3,041,227	$21.92
Granted	—	$—
Exercised	(198,296)	$14.47
Canceled	(122,425)	$22.32
Expired	(253,900)	$43.20
Balance at December 31, 2013	2,466,606	$20.31	4.2	$4,617,000

Options vested or expected to vest	2,436,871	$20.33	4.2	$4,558,000

Exercisable at December 31, 2013	2,123,968	$20.63	3.7	$3,775,000

Included in the total stock options outstanding at December 31, 2013 are 1.6 million options that were granted under prior stock option plans that have expired. The aggregate intrinsic value represents the total pretax difference between the closing stock price on the last trading day of the reporting period and the option exercise price, multiplied by the number of in-the-money options. This is the amount that would have been received by the option holders had they exercised and sold their options on that day. This amount varies based on changes in the fair market value of our common stock. The closing price of our common stock on the last trading day of our fiscal year was $20.60.

Stock options outstanding at December 31, 2013:

Range of Exercise Prices			Options Outstanding at 12/31/2013	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Options Exercisable at 12/31/2013	Weighted Average Exercise Price

$14.85	—	$17.05	497,204	6.4	$15.67	363,916	$15.49
$17.06	—	$17.70	481,625	3.2	$17.59	471,625	$17.59
$17.71	—	$21.78	553,850	5.6	$19.55	392,267	$19.68
$21.79	—	$23.69	486,677	4.5	$22.03	451,410	$21.99
$23.70	—	$43.22	444,750	1.0	$27.50	444,750	$27.50
			2,464,106	4.2	$20.31	2,123,968	$20.63

Restricted stock activity in 2013:

	Number of Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (in Years)
Balance at December 31, 2012	68,555	$18.15
Granted	92,631	$17.61
Vested	(27,357)	$18.42
Canceled	(9,666)	$18.01
Balance at December 31, 2013	124,163	$17.70	1.6

Stock-based compensation expense related to our equity incentive plans in accordance with U.S. GAAP was allocated as follows:

Year Ended December 31,	2013	2012	2011
(Thousands of dollars)
Cost of sales	$214	$248	$449
Selling, general and administrative expenses	2,471	1,824	1,802
Stock-based compensation expense before income taxes	2,685	2,072	2,251
Income tax benefit	(762)	(513)	(400)
Total stock-based compensation expense after income taxes	$1,923	$1,559	$1,851

The 2013 compensation expense includes $0.7 million of costs primarily for accrued and accelerated share-based payment costs associated with the company CEO's Separation Agreement, see Note 11 - Commitments and Contingent Liabilities. There were no significant capitalized stock-based compensation costs at December 31, 2013 or 2012. As of December 31, 2013, there was $2.2 million of unrecognized stock-based compensation expense expected to be recognized related to unvested stock-based awards. That cost is expected to be recognized over a weighted-average period of 1.1 years.

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,	2012	2011
Expected dividend yield (a)	3.7%	3.85%
Expected stock price volatility (b)	41.2%	37.76%
Risk-free interest rate (c)	1.4%	2.7%
Expected option lives (d)	6.9 years	6.9 years
Weighted average grant date fair value of options granted during the period	$5.10	$5.72

(a)	This assumed that cash dividends of $0.16 per share would be paid each quarter on our common stock.

(b)	Expected volatility is based on the historical volatility of our stock price, over the expected term of the option.

(c)	The risk-free rate is based upon the rate on a U.S. Treasury note for the period representing the expected term of the option.

(d)	The expected term of the option is based on historical employee exercise behavior, a contractual life of ten years and employees' post-vesting employment termination behavior.

NOTE 13 - COMMON STOCK PURCHASE PROGRAM

On March 27, 2013, our board of directors approved a new stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $30.0 million of our common stock. This new repurchase program replaced the previously existing share repurchase program. Under the Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. Currently, we expect to continue funding repurchases through available cash, although credit options are being evaluated in the context of total capital needs. The timing and extent of the repurchases will depend upon market conditions and other corporate considerations at the company's sole discretion. As of December 31, 2013, additional shares with a total cost of $21.9 million may be purchased under the Repurchase Program authorization. During the three months ended December 31, 2013 the company repurchased 421,199 shares of its common stock at an average price of $19.31 per share. All repurchased shares were canceled and retired.

NOTE 14 - IMPAIRMENTS OF LONG-LIVED ASSETS AND OTHER CHARGES

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

The excess property, plant and equipment associated with the closed facilities that were being actively marketed for sale were included in assets held for sale. During 2011, the estimated fair values of certain of these assets declined to an amount that was less than their respective book values, resulting in additional asset impairment charges. The fair value of these assets was determined based upon comparable sales information and with the assistance of independent third party appraisers and we had classified the inputs to the nonrecurring fair value measurement of these assets as being level 2 within the fair value hierarchy in accordance with U.S. GAAP. During 2011, impairment charges of $1.3 million related to our idle Pittsburg, Kansas and Johnson City, Tennessee facilities were recorded because the fair values were determined to be less than their remaining book values based on negotiations for the sales of the assets. During the third quarter of 2012, we completed the sale of the idle Pittsburg, Kansas facility for $2.0 million, and the purchase price less commission and fees was collected in cash, consistent with the carrying value. During 2011, the company completed the sale of the closed Johnson City, Tennessee facility for $1.7 million, and the purchase price less commission and fees was collected in cash, consistent with the carrying value.

Below is a summary of the long-lived asset impairment charges discussed above:

Year Ended December 31,	2011
(Thousands of dollars)
Assets Held for Sale:
Net book value of assets held for sale	$2,497
Fair value of assets	1,500
Impairment of assets held for sale	997
Impairment of assets sold during period	340
Impairment charges	$1,337

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

(Thousands of dollars, except per share amounts)

	First	Second	Third	Fourth
Year 2013	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$206,441	$198,993	$191,619	$192,511	$789,564
Gross profit	$13,518	$16,237	$15,418	$18,888	$64,061
Income from operations	$6,309	$9,147	$7,163	$11,974	$34,593
Income before income taxes and equity earnings	$6,875	$9,871	$7,718	$12,377	$36,841
Income tax (provision) benefit	$(1,941)	$(3,547)	$(2,547)	$(5,982)	$(14,017)
Net income	$4,934	$6,324	$5,171	$6,395	$22,824
Income per share:
Basic	$0.18	$0.23	$0.19	$0.23	$0.83
Diluted	$0.18	$0.23	$0.19	$0.23	$0.83
Dividends declared per share	$—	$—	$0.02	$0.18	$0.20

	First	Second	Third	Fourth
Year 2012	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$202,457	$215,053	$193,926	$210,018	$821,454
Gross profit	$17,108	$15,716	$15,020	$12,763	$60,607
Income from operations	$10,223	$8,226	$9,060	$5,371	$32,880
Income before income taxes and equity earnings	$10,864	$8,438	$9,882	$5,305	$34,489
Income tax (provision) benefit	$(4,131)	$(2,024)	$5,174	$(2,617)	$(3,598)
Net income	$6,733	$6,414	$15,056	$2,688	$30,891
Income per share:
Basic	$0.25	$0.24	$0.55	$0.10	$1.13
Diluted	$0.25	$0.23	$0.55	$0.10	$1.13
Dividends declared per share	$0.16	$0.16	$0.16	$0.64	$1.12

(1) The third quarter of 2012 includes the income tax benefit of the settlement of an income tax audit and the reversal of the related liability for uncertain tax positions.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 29, 2013. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 29, 2013, our disclosure controls and procedures were effective.

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

Management performed an assessment of the effectiveness of the company's internal control over financial reporting as of December 29, 2013 based upon criteria established in Internal Control -- Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 29, 2013 based on the criteria in the Internal Control -- Integrated Framework issued by COSO.

The effectiveness of the company's internal control over financial reporting as of December 29, 2013 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended December 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed above in the Management's Report on Internal Control Over Financial Reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth herein, the information required by this Item is incorporated by reference to our 2014 Annual Proxy Statement.

Executive Officers - The names of corporate executive officers as of fiscal year end who are not also Directors are listed at the end of Part I of this Annual Report.  Information regarding executive officers who are Directors is contained in our 2014 Annual Proxy Statement under the caption “Election of Directors.”  Such information is incorporated herein by reference.  With the exception of the Chief Executive Officer (CEO), all executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors.  For a description of the CEO’s employment agreement, see “Employment Agreements” in our 2014 Annual Proxy Statement, which is incorporated herein by reference.

Code of Ethics - Included on our website, www.supind.com, under “Investor,” is our Code of Conduct, which, among others, applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Copies of our Code of Conduct are available, without charge, from Superior Industries International, Inc., Shareholder Relations, 7800 Woodley Avenue, Van Nuys, CA 91406.

ITEM 11 - EXECUTIVE COMPENSATION

Information relating to Executive Compensation is set forth under the captions “Compensation of Directors” and “Compensation Discussion and Analysis” in our 2014 Annual Proxy Statement, which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is set forth under the caption “Voting Securities and Principal Holders” in our 2014 Annual Proxy Statement.  Also see Note 12- Stock Based Compensation in Notes to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information related to Certain Relationships and Related Transactions is set forth under the captions, “Election of Directors” and “Transactions with Related Persons,” in our 2014 Annual Proxy Statement, and in Note 8 - Leases and Related Parties in Notes to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information related to Principal Accountant Fees and Services is set forth under the caption “Audit Fees,” “Audit Related Fees” and “Tax Fees” in our 2014 Annual Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	Financial Statements: See the “Index to the Consolidated Financial Statements and Financial Statement Schedule” in Item 8 of this Annual Report.

2.	Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2013, 2012 and 2011

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

10.8	2008 Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2008)*

10.9	2008 Equity Inventive Plan Notice of Stock Option Grant and Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Form S-8 filed November 10, 2008. Registration No. 333-155258)*

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

10.13	2010 Employee Incentive Plan of the Registrant (Incorporated by reference to exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.14
Services Agreement dated May 23, 2007 between the Registrant and Louis L. Borick (Incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.15	Superior Industries International, Inc. Annual Incentive Performance Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 24, 2011)*

10.16	Superior Industries International, Inc. CEO Annual Incentive Performance Plan (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated March 24, 2011)*

10.17
Executive Employment Agreement, effective December 31, 2010, by and between Superior and Steven J. Borick. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated March 24, 2011)*

10.18	Superior Industries International, Inc. Executive Change in Control Severance Plan (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated March 24, 2011)*

10.19	Amended and restated 2008 Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 23, 2013).

10.20	Separation Agreement between the Registration and Robert Earnest (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 22, 2013)*

10.21	Separation Agreement between the Registration and Steven J. Borick (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 15, 2013)*

10.22	Consulting Agreement between the Registration and Steven J. Borick (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed October 15, 2013)*

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

                                                                                                                                          Schedule II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(Thousands of dollars)

		Additions
	Balance at Beginning of Year	Charge to Costs and Expenses	Other Comprehensive Income (Loss)	Deductions From Reserves	Balance at End of Year
2013
Allowance for doubtful accounts	$573	$838	$—	$(501)	$910
Valuation allowances for deferred tax assets	$3,394	$4	$—	$—	$3,398
2012
Allowance for doubtful accounts	$339	$234	$—	$—	$573
Valuation allowances for deferred tax assets	$—	$3,394	$—	$—	$3,394
2011
Allowance for doubtful accounts	$983	$22	$—	$(666)	$339
Valuation allowances for deferred tax assets	$43,250		$(955)	$(42,295)	$—

S-1

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

By	/s/ Steven J. Borick	March 7, 2014
Steven J. Borick
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Steven J. Borick	Chairman, Chief Executive Officer and President	March 7, 2014
Steven J. Borick	(Principal Executive Officer)

/s/ Kerry A. Shiba	Executive Vice President and Chief Financial Officer	March 7, 2014
Kerry A. Shiba	(Principal Financial Officer)

/s/ Mike Nelson	Vice President and Corporate Controller	March 7, 2014
Mike Nelson	(Principal Accounting Officer)

/s/ Margaret S. Dano	Lead Director	March 7, 2014
Margaret S. Dano

/s/ Sheldon I. Ausman	Director	March 7, 2014
Sheldon I. Ausman

/s/ Philip W. Colburn	Director	March 7, 2014
Philip W. Colburn

/s/ James S. McElya	Director	March 7, 2014
James S. McElya

/s/ Timothy McQuay	Director	March 7, 2014
Timothy McQuay

/s/ Francisco S. Uranga	Director	March 7, 2014
Francisco S. Uranga