Form 10-K/A
period 2013-12-29
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2014-04-29
CIK 95552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒

The aggregate market value of the registrant’s no par value common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $472,070,000, based on a closing price of $17.21.

As of April 25, 2014, there were 27,135,288 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013 filed with the Securities and Exchange Commission on March 7, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this "Amendment") amends the Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (the "Original Filing"), originally filed with the Securities and Exchange Commission (the "SEC") on March 7, 2014, of Superior Industries International, Inc. Because we do not expect to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 29, 2013, we are filing this Amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of the SEC's Form 10-K and not included in the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes as exhibits the certifications required of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. We have included Part IV, Item 15 in this Amendment solely to reflect the filing of these exhibits with this Amendment. We are not including certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

No attempt has been made with this Amendment to modify or update the other disclosures presented in the Original Filing, including the exhibits thereto, except that we have updated the number of outstanding shares of our common stock on the cover page of this Amendment. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC.

Unless otherwise noted or as the context otherwise requires, the term "the company," "we," "us," or "our" refers to Superior Industries International, Inc. and its subsidiaries.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following list provides information with respect to each individual currently serving on the Board of Directors (the “Board”) of Superior Industries International, Inc. (referred to herein as the “company,” “Superior,” or in the first person notation “we,” “us” and “our”).

Name	Age	Term
Sheldon I. Ausman (1)(2)	80	Expires as of our 2014 annual meeting of shareholders
Steven J. Borick	61	Expires as of our 2014 annual meeting of shareholders
Philip W. Colburn (1)(3)	85	Expires as of our 2015 annual meeting of shareholders
Margaret S. Dano (1)(3)	54	Expires as of our 2015 annual meeting of shareholders
James S. McElya (2)	66	Expires as of our 2014 annual meeting of shareholders
Timothy C. McQuay (1)(2)	62	Expires as of our 2015 annual meeting of shareholders
Francisco S. Uranga (2)(3)	50	Expires as of our 2014 annual meeting of shareholders

______________________________________

(1) Member of Audit Committee

(2) Member of Compensation and Benefits Committee

(3) Member of Nominating and Corporate Governance Committee

Sheldon I. Ausman has been a member of our Board since 1991. For 34 years, Mr. Ausman was with the international firm of Arthur Andersen, accountants and auditors. He retired in 1989 as the Managing Partner of the Southwest United States, Australia, and New Zealand offices. He also served as a member of the firm’s Board of Partners and various other committees. Subsequent to retiring from Arthur Andersen, Mr. Ausman served on the Board of Northern Trust Bank of California and was a director of Allen Telecom, Inc., a New York Stock Exchange listed manufacturer of wireless equipment to the telecommunications industry. He currently is a Principal of Gumbiner Savett, Inc., a regional public accounting firm, a position he has held since 2005. In addition, he is a director of several nonprofit and privately-owned companies. From 2007 to 2010, Mr. Ausman served as our Lead Director. He brings to our Board expertise in strategic transactions, accounting, financial reporting, and audit of manufacturing companies. Mr. Ausman chairs our Audit Committee and serves on our Compensation and Benefits Committee.

Steven J. Borick has been a member of our Board since 1981 and served as its Chairman from 2007 to March 31, 2014. He served as President from 2003, and as Chief Executive Officer from 2005 until his retirement as an officer on March 31, 2013. He joined Superior in January 1999, after serving on the Board for 18 years, and was appointed Vice President, Strategic Planning on March 19, 1999, and Executive Vice President on January 1, 2000. Prior to joining Superior, he was engaged in the oil exploration business for over 20 years as President of Texakota, Inc. and general partner of Texakota Oil Co. Mr. Borick has also served on the Board of Directors of M.D.C. Holdings, Inc., a New York Stock Exchange listed company, for 25 years, from April 1987 until his most recent term of office expired in May 2012. Mr. Borick’s intimate knowledge of Superior’s business and operations and strength in strategic planning provides the Board with company-specific experience and expertise.

Philip W. Colburn has been a member of our Board since 1990. Mr. Colburn has more than 40 years of business experience as an entrepreneur, senior executive, CEO and Chairman of privately held and public companies. Mr. Colburn retired as the Chairman of Allen Telecom, Inc., a New York Stock Exchange listed manufacturer of wireless equipment to the global telecommunications industry, in July 2003. He held this position since 1988. He also served as CEO of the company from 1988 to 1993. A CPA, Mr. Colburn has a B.S. from UCLA in Finance and a Masters in Economics from the University of Denver. Mr. Colburn has been a director of nine different public companies. He has expertise in senior management, finance, management of foreign and domestic automotive operations, and transactional negotiation and brings this experience and insight to the Board. Mr. Colburn serves on our Audit and Nominating and Corporate Governance Committees.

Margaret S. Dano has been a member of our Board since 2007, has been our Lead Director since 2010, and has served as our Chairman since March 31, 2014. Ms. Dano brings to this position over 30 years of experience in large, industry leading companies. Ms. Dano was Vice President, Worldwide Operations of Garrett Engine Boosting Systems, a division of Honeywell International, Inc., from June 2002 until her retirement from that position in 2005. From April 2002 to June 2002, she was Vice President, Global Operations, Automation and Controls Solutions of Honeywell. She was Vice President, Supply Chain, Office Products of Avery Dennison Corporation from January 1999 to April 2002, and was Avery Dennison’s Vice President, Corporate Manufacturing and Engineering from 1997 to 1999. Previously, she was Vice President, Operations Accessories, North America, of Black & Decker Corporation, and she served as a Program Manager, Product Manager and Plant Manager for General Electric Corporation for a five-year period in the early 1990s. Ms. Dano received a B.S.M.E. in mechanical-electrical engineering from the General Motors Institute of Technology and Management. She is currently the Lead Director and a member of the Compensation Committee for Industrial Container Services, Inc. and a member of the Audit, Compensation and Governance committees of Douglas Dynamics, Inc. She has served on the Board, Audit, Compensation and Governance committees of Fleetwood Enterprises, and the Board, Lead Director and Chair of the Compensation Committee for Anthony International. Ms. Dano brings expertise in strategic planning, product management, start-up and global operations, and cost and quality improvements to our Board. Ms. Dano chairs our Nominating and Corporate Governance Committee and serves on our Audit Committee.

James S. McElya has been a member of our Board since December 2013. Mr. McElya is currently chairman of the board of directors of Affinia Group Intermediate Holdings Inc. Until 2013, Mr. McElya was chairman of the board of directors and, until 2012, chief executive officer of Cooper Standard Holdings Inc. Previously, he had served as president of Cooper-Standard Automotive, the principal operating company of Cooper Standard Holdings, and as corporate vice president of Cooper Tire & Rubber Company, the parent company of Cooper Standard, until 2004. Mr. McElya has also served as President of Siebe Automotive Worldwide and over a 22-year period held various senior management positions with Handy & Harman. Mr. McElya is a past chairman and current member of the Motor Equipment Manufacturers Association (MEMA) and a past chairman and current member of the board of directors of the Original Equipment Supplier Association (OESA). Mr. McElya brings to the Board his expertise in the automotive industry as well as leadership experience, including his services as the chief executive officer of a public company. He contributes leadership and strategy experience combined with operation and management expertise. Mr. McElya serves on our Compensation and Benefits Committee.

Timothy C. McQuay has served on our Board since 2011. Mr. McQuay brings with him nearly 30 years of financial advisory experience to the Board. He has served as Managing Director, Investment Banking with Noble Financial Capital Markets, an investment banking firm, since November 2011. Previously, he served as Managing Director, Investment Banking with B. Riley & Co., an investment banking firm, from September 2008 to November 2011. From August 1997 to December 2007, he served as Managing Director – Investment Banking at A.G. Edwards & Sons, Inc. From May 1995 to August 1997, Mr. McQuay was a Partner at Crowell, Weedon & Co. and from October 1994 to August 1997 he also served as Managing Director of Corporate Finance. From May 1993 to October 1994, Mr. McQuay served as Vice President, Corporate Development with Kerr Group, Inc., a New York Stock Exchange listed plastics manufacturing company. From May 1990 to May 1993, Mr. McQuay served as Managing Director of Merchant Banking with Union Bank. Mr. McQuay received an A.B. degree in economics from Princeton University and a M.B.A. degree in finance from the University of California at Los Angeles. He also serves as the Chairman of the Board of Directors of BSD Medical, Inc. and, until September 2013, as the Chairman of the Board of Meade Instruments Corp. Mr. McQuay’s qualifications to serve on the Board include, among others, his extensive business and financial experience and his public company board experience, which includes extensive experience on compensation and audit committees. Mr. McQuay also brings to the Board valuable insight into corporate finance, corporate strategy and risk management that he has gained from his 30 years of experience in the investment banking and financial services industries. Mr. McQuay chairs our Compensation and Benefits Committee and serves on our Audit Committee.

Francisco S. Uranga has been a member of our Board since 2007. Mr. Uranga is Corporate Vice President and Chief Business Operations Officer for Latin America at Taiwan-based Foxconn Electronics, Inc., the largest electronic manufacturing services company in the world, a position he has held since 2004. In this position Mr. Uranga is responsible in Latin America for government relations, regulatory affairs, incentives, tax and duties, legal, customs, immigration, and land and construction issues. From 1998 to 2004, he served as Secretary of Industrial Development for the state government of Chihuahua, Mexico. Previously, Mr. Uranga was Deputy Chief of Staff and then Chief of Staff for Mexican Commerce and Trade Secretary Herminio Blanco, where he actively participated in implementing the North American Free Trade Agreement and in negotiating key agreements for the Mexican government as part of the country's trade liberalization. Earlier, Mr. Uranga was Sales and Marketing Manager for American Industries International Corporation. He earned a B.B.A. in Marketing from the University of Texas at El Paso and a Diploma in English as a Second Language from Brigham Young University. Since July 2012, Mr. Uranga has served on the board of directors of Corporación Inmobiliaria Vesta, a public company traded on the Mexican Stock Exchange. Mr. Uranga brings to the Board expertise in Mexican-American relations, operations and regulatory compliance, helping Superior manage its plants in Mexico, which now account for the majority of production. Mr. Uranga serves on both the Compensation and Benefits Committee and Nominating and Corporate Governance Committee.

Executive Officers

The names of corporate executive officers as of the 2013 fiscal year end who are not also Directors are listed at the end of Part I of the Original Filing.  With the exception of the Chief Executive Officer (CEO), all executive officers are appointed annually by the Board and serve at the will of the Board.

On October 14, 2013, Superior and Steven J. Borick entered into a Separation Agreement providing for Mr. Borick’s separation from employment as the company’s President and Chief Executive Officer, which became effective on March 31, 2014.

On March 26, 2014, the Board named its two executive vice presidents, Michael J. O’Rourke and Kerry A. Shiba, as interim co-CEOs. Mr. O’Rourke and Mr. Shiba assumed the roles while the Board completes its search for a CEO successor to Mr. Borick, who retired from his position as chief executive officer, effective March 31, 2014. Mr. O’Rourke, 53, joined the company in 1987 and was named executive vice president in 2008. He is responsible for the company’s marketing, sales and operational functions. Mr. Shiba, 59, the company’s chief financial officer, joined the company in 2010 and was promoted to executive vice president in 2012. Prior to joining the company, he most recently served as senior vice president, chief financial and restructuring officer and president of the original equipment business unit at Remy International, Inc., a tier-one supplier of electrical components to automobile and truck manufacturers. He is also a member of the board of directors for Ramsey Industries, LLC, a manufacturer of winches, truck mounted cranes and industrial drives. Mr. O’Rourke and Mr. Shiba will also continue in their existing offices and responsibilities. No changes to their compensation have been made in connection with the appointments described herein.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, as well as those persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC rule to furnish us with copies of all Section 16(a) forms they file.

Except as noted below, based solely on a review of copies of reports filed with the SEC and submitted to us and on written representations by certain of our directors and executive officers, we believe that all of our directors and executive officers complied on a timely basis during the year ended December 29, 2013 with the reporting requirements of Section 16(a) of the Exchange Act:

(a) Parveen Kakar filed one late Form 4 on December 5, 2013 reporting a transaction on December 2, 2013; and

(b) Cameron Toyne filed one late Form 4 on March 18, 2013 reporting a transaction on March 11, 2013.

Code of Ethics

Our Code of Conduct is included on our website, www.supind.com, under “Investor,” which, among others, applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Upon request to Superior Industries International, Inc., Shareholder Relations, 7800 Woodley Avenue, Van Nuys, CA 91406, copies of our Code of Conduct are available, without charge.

Shareholders Recommendations for Nominees

To recommend a prospective nominee for the Nominating and Corporate Governance Committee’s consideration, a shareholder must submit the candidate’s name and qualifications to Superior’s Secretary in writing to the following address: Superior Industries International, Inc., Attn: Secretary, 7800 Woodley Avenue, Van Nuys, California 91406.

Audit Committee

The members of the Audit Committee are Philip W. Colburn, Margaret S. Dano, Timothy C. McQuay and Sheldon I. Ausman. Mr. Ausman’s term will expire at the 2014 Annual Meeting of Shareholders and he is not standing for re-election. The Board has determined that each member of the Audit Committee is “independent” under the New York Stock Exchange listing standards and satisfies the other requirements under the New York Stock Exchange listing standards and SEC rules regarding audit committee membership. The Board has also determined that Messrs. Ausman and Colburn qualify as an “audit committee financial expert” under applicable SEC rules and regulations governing the composition of the Audit Committee.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

The Compensation Discussion and Analysis of Superior’s executive compensation structure begins with an executive summary of Superior’s philosophy, compensation programs and policies, and then addresses in more detail the material compensation decisions made under those programs and policies, the material factors considered in making those decisions and the compensation decisions and results for 2013.

The discussion focuses on the compensation structure in effect for the following named executive officers (who will be referred to as the NEOs) in 2013:

•	Steven J. Borick – Chairman, Chief Executive Officer (“CEO”) and President
•	Kerry A. Shiba – Executive Vice President and Chief Financial Officer (“CFO”)
•	Michael J. O’Rourke – Executive Vice President – Sales, Marketing and Operations
•	Parveen Kakar – Senior Vice President, Corporate Engineering and Product Development
•	Michael D. Nelson – Vice President and Principal Accounting Officer
•	Robert A. Earnest – Vice President, General Counsel and Corporate Secretary

Executive Summary

Reflective of Superior’s compensation philosophy of pay for performance, overall compensation of our NEOs in 2013 correlated with Superior’s financial performance for the year, illustrating a close alignment of the financial interests of management and other shareholders. For example:

•	Base salaries remained relatively flat, increasing modestly due to annual raises.
•	Non-equity plan compensation increased for the NEOs due to above-target payouts under our annual bonus plan, resulting from exceeding targeted earnings performance.
•	The value of equity awards granted to the NEOs increased due to the increase in our stock price, although that increase in value for unvested awards may never be actually realized.

Executive Compensation Philosophy that Reflects the Competitive Marketplace and Supports the Business Strategy.

Superior’s executive officers are compensated in a manner consistent with Superior’s strategy, competitive practice, sound compensation governance principles and shareholder interests and concerns. The core of Superior’s executive compensation philosophy continues to be to pay for performance, as discussed in greater detail below. Superior’s executive compensation philosophy and program have remained the same over the last four years. In 2012 and 2011, Superior’s shareholders approved the philosophy and program by 97% of the shareholder vote. Last year, shareholders approved Superior’s executive compensation philosophy and program by approximately 83% of the shareholder vote. This drop likely reflects the lobbying efforts by dissident shareholder GAMCO Asset Management, Inc. against Superior. The two largest shareholder advisory firms, ISS and Glass Lewis, have consistently recommended that shareholders vote “for” Superior’s executive compensation philosophy and program.

Compensation Governance. The core of Superior’s executive compensation continues to be pay for performance, and the framework includes the compensation governance features discussed below:

•	None of the NEOs, other than the CEO, had an employment agreement in 2013.
•	The change in control definition contained in Superior’s Amended and Restated 2008 Equity Incentive Plan, Executive Change in Control Severance Plan and the CEO’s former employment agreement is not a “liberal” definition that would be activated on mere shareholder approval of a transaction.
•	Superior does not provide tax gross-up protection for change in control excise taxes or for any other compensation to the NEOs.
•	Superior’s Amended and Restated 2008 Equity Incentive Plan expressly prohibits repricing of options or stock appreciation rights, directly or indirectly, without prior shareholder approval.
•	Superior’s annual incentive plans are performance-based and have appropriate caps on bonus payouts. Superior has no history or intention of changing performance metrics mid-year.
•	None of Superior’s directors or executive officers engages in hedging activities involving Superior common stock. Moreover, Superior’s insider trading policy expressly prohibits any employee or director from engaging in hedging activities involving Superior common stock, such as collars, forward sales, equity swaps or other similar arrangements.

Brief Summary of Compensation Program for 2013. The following provides a brief overview of Superior’s fiscal 2013 compensation program as detailed later in this Compensation Discussion and Analysis:

•	The main objectives of Superior’s compensation program continue to be paying for performance, aligning the NEOs’ interests with those of Superior’s shareholders, and attracting and retaining qualified executives who can help Superior achieve and expand its business objectives.
•	The Compensation and Benefits Committee engaged a compensation consultant in the Fall of 2011 to provide expertise on program design and implementation. As a result of that consultation, in the Spring of 2012, the annual cash bonus opportunity was increased to preserve the market competitiveness of the bonus program. In 2013, the annual cash bonus opportunity remained the same as in 2012 when measured as a percentage of base salary. Superior’s CEO also provides input on compensation programs and policies and makes recommendations to the Compensation and Benefits Committee with regard to compensation for the NEOs other than himself.
•	The total direct compensation awarded to the NEOs for 2013 consisted of base salary, annual cash incentive bonuses and restricted stock awards.
•	Superior encourages alignment of the NEOs' interests with its shareholders’ interests through the award of long-term equity grants. In fiscal 2013, Superior’s CEO received an equity grant consisting of 37,681 shares of restricted stock which vest in equal annual installments over a three-year period. Superior’s other NEOs received equity grants consisting of restricted stock which, in each case, vest in equal annual installments over a three-year period.
•	In 2013, Superior’s CEO had an employment agreement that provides him a right to a severance payment of one year’s base salary upon his termination without cause (or three years’ base salary for involuntary termination within one year following a change in control of the company). On October 14, 2013, Superior and Mr. Borick entered into a Separation Agreement, providing for Mr. Borick’s separation from employment and several other payments discussed in more detail below under the heading “Potential Payments upon Termination of Employment or Change in Control.”
•	Superior does not provide a gross up for taxes.
•	Superior’s Executive Change in Control Severance Plan helps ensure retention of the NEOs in the event of a change in control, and entitles them to a severance payment of two years’ base salary (except for Mr. Nelson, who is entitled to one year’s base salary), plus annual target bonus, for involuntary termination within two years after a change in control.
•	Following a compensation risk assessment, the Compensation and Benefits Committee determined that Superior’s compensation plans, programs and policies do not encourage employees to take risks that are reasonably likely to have a material adverse effect on Superior.

Consideration of 2013 Say-on-Pay Vote

The Compensation and Benefits Committee is very interested in the ideas and concerns of Superior’s shareholders regarding executive compensation. Based on last year’s advisory vote regarding executive compensation presented to shareholders, the Compensation and Benefits Committee has determined that it would continue to apply the same philosophy and guiding principles to its fiscal 2013 executive compensation program.

The Compensation and Benefits Committee recognizes that executive pay practices continue to evolve. Consequently, the Compensation and Benefits Committee intends to continue paying close attention to the advice and counsel of its independent compensation advisors and invites Superior’s shareholders to communicate any concerns or opinions on executive pay directly to the Compensation and Benefits Committee or the Board.

At the annual meeting of shareholders on May 20, 2011, Superior’s shareholders expressed a preference that advisory votes on executive compensation occur every year.  In accordance with the results of this vote, the Board of Directors determined to implement an advisory vote on executive compensation every year until the next vote on the frequency of shareholder votes on executive compensation, which must occur no later than the 2017 annual meeting.

Compensation Philosophy and Objectives

The Compensation and Benefits Committee believes that Superior’s NEOs should be paid in a manner that attracts, motivates and retains the best-available talent, and rewards them for successful results. Within this overall philosophy, the Compensation and Benefits Committee’s ongoing objectives are:

•	To offer a total compensation program that is flexible to adapt to evolving regulatory requirements and changing economic and social conditions, and takes into consideration the compensation practices of peer companies identified based on an objective set of criteria;

•	To provide annual variable cash incentive awards based on Superior’s satisfaction of financial and, to a significantly lesser degree, non-financial objectives; and

•	To align the financial interests of executive officers with those of shareholders by providing appropriate long-term, equity-based incentives and retention awards.

There are three major components of the annual compensation of the NEOs: base salary, variable cash incentive awards and long-term, equity-based incentive awards. A significant portion of the compensation paid to the NEOs is tied to Superior’s financial performance and the future value of Superior common stock.

In designing and administering the compensation programs of the NEOs, the Compensation and Benefits Committee attempts to strike a balance among the above elements, which are discussed in more detail below. The Compensation and Benefits Committee considers the pay practices of comparable companies to determine the appropriate pay mix and compensation levels, as well as Superior’s own specific short and long-term strategic objectives. The following section describes the various methods the Compensation and Benefits Committee uses in its design, administration and oversight of the compensation programs for the NEOs.

The Compensation and Benefits Committee’s annual review and approval of Superior’s compensation philosophy and strategy includes the review of compensation-related risk management. In this regard, the Compensation and Benefits Committee reviews Superior’s compensation programs for employees and executives, including the annual cash incentive plans and long-term, equity-based incentive awards, and does not believe that the compensation program creates risks that are reasonably likely to have a material adverse effect on Superior.

The Compensation and Benefits Committee believes that the following risk oversight and compensation design features described in greater detail elsewhere herein safeguard against excessive risk taking:

•	Prohibitions on employees engaging in any speculative transactions in Superior’s common stock like hedging, and the strong discouragement of executive officers from pledging Superior securities in margin accounts or as collateral for a loan;
•	Executive bonus payouts are based on financial performance metrics that drive shareholder value; and
•	Equity awards for executive officers are also based on financial metrics that drive shareholder value and all equity awards have vesting requirements that align employees’ interests with shareholders.

Methodology for Establishing Compensation

The Compensation and Benefits Committee has direct responsibility for making recommendations to the Board of Directors regarding the approval, amendment or termination of Superior’s executive compensation plans and programs. However, the Compensation and Benefits Committee establishes the annual compensation of Superior’s CEO. It also reviews the compensation for other executive officers and makes recommendations to the Board of Directors.

Consistent with its charter, the Compensation and Benefits Committee is composed of four directors. Each member of the Committee is independent, as determined by the Board of Directors and based on the New York Stock Exchange listing standards. Their independence from management allows the Compensation and Benefits Committee members to apply independent judgment when designing and overseeing our compensation program and in making pay decisions.

Compensation Consultants

The Compensation and Benefits Committee from time to time engages independent compensation consultants to provide advice and ongoing recommendations regarding executive compensation programs and principles that are consistent with Superior’s business goals and pay philosophy. The Compensation and Benefits Committee has the final authority to hire and terminate any consultant, as well as the responsibility to consider the independence of the consultant. The Compensation and Benefits Committee has assessed the independence of both Farient Advisors LLC (“Farient”) and Meridian Compensation Partners, LLC (“Meridian”), consultants who were engaged this past year for specific assignments by the Compensation and Benefits Committee, and concluded that neither Farient’s nor Meridian’s work raises any conflict of interest under applicable SEC and New York Stock Exchange rules.

Setting Executive Compensation

The Compensation and Benefits Committee is responsible for establishing the annual compensation of Superior’s CEO. For the remaining NEOs and other executives, Superior’s CEO recommends compensation levels and specific components of compensation. The Compensation and Benefits Committee reviews these recommendations and adjusts them as it deems appropriate before approving or recommending any changes to either the CEO or Board.

The Compensation and Benefits Committee typically reviews broad-based third-party compensation surveys covering a wide array of public companies, some larger and some smaller than we are, to obtain a general understanding of current compensation practices. These compensation surveys provide valuable data for subjective review and confirmation of the equanimity of the salaries paid to the NEOs. The data also gives the Compensation and Benefits Committee information concerning market pay practices regarding the pay mix among base salary, annual bonus and long-term incentives.

For 2013, the Compensation and Benefits Committee relied upon the study performed by Farient for 2012. Farient was retained in 2012 to assist the Compensation and Benefits Committee in evaluating the competitiveness of Superior’s executive compensation program. Farient based its competitive pay assessment on survey data from the 2011 Mercer Executive Survey using two revenue cuts to approximate a company with $650 million in revenue. In addition, for the CEO and CFO position, Farient utilized proxy data from a peer group consisting of the following eleven automotive part and equipment manufacturers with median revenues of approximately $575 million:

•	Amerigon Inc.
•	Dorman Products Inc.
•	Drew Industries Inc.
•	Fuel Systems Solutions Inc.
•	Gentex Corp.
•	Modine Manufacturing Corp.
•	Shiloh Industries Inc.
•	Spartan Motors Inc.
•	Standard Motor Products Inc.
•	Stoneridge Inc.
•	Strattec Security Corp.

This analysis was given equal weighting with the Mercer Survey. For all NEOs, Farient adjusted the results for differences in scope of positions. The Compensation and Benefits Committee uses the market information obtained from time to time from independent compensation consultants or third-party data sources to test the reasonableness of the compensation decisions we make, but does not target any element of our executive compensation package at a particular level or quartile within a particular peer group.

The Compensation and Benefits Committee is focused on adding structure and performance orientation into the company’s annual and long-term incentive programs. For example, the 2011, 2012 and 2013 annual incentive plan used EBITDA as a financial performance measure to focus management on operational efficiencies that will result in improved financial results. EBITDA is a measure of company performance, without considering matters such as interest income or expense, taxes, or depreciation and amortization, which generally do not impact operational efficiencies.

2013 Executive Compensation Components

For the fiscal year 2013, the principal components of compensation for Superior’s NEOs were:

•	Base salary;
•	Performance-based annual incentive compensation;
•	Long-term equity incentive compensation;
•	Retirement and similar benefits; and
•	Other benefits.

The Compensation and Benefits Committee does not use a specific formula for allocating compensation among the various components. Instead, the Compensation and Benefits Committee considers market pay practices and whether the total compensation package is fair, reasonable and in accordance with the interests of our shareholders.

Base Salary

Base salary provides a fixed element of compensation that competitively rewards the executive’s skills, experience and contributions to Superior. The base salary of the CEO was established in his employment agreement effective January 1, 2005, at a minimum of $750,000. Effective January 1, 2008, the Compensation and Benefits Committee increased Mr. Borick’s annual base salary to $850,000. Mr. Borick’s annual base salary remained at this level for 2013. For NEOs other than the CEO, base salary adjustments are based on recommendations of the CEO to the Compensation and Benefits Committee, taking into account the executive’s performance, competitive benchmarks and company performance. In setting 2013 salaries, the CEO and the Compensation and Benefits Committee reviewed the analysis and findings of the compensation consultant. Base salaries for NEOs other than the CEO are generally adjusted when deemed necessary to meet market competition or when appropriate to recognize increased responsibilities. On March 4, 2013, the following NEOS received merit based increases: Mr. Shiba received a 3% increase, Mr. Kakar received a 3% increase, and Mr. Nelson received a 3.75% increase. On April 15, 2013, Mr. Nelson received an additional 4.45% increase in recognition of increased responsibilities.

Performance-Based Annual Incentive Compensation and Bonuses

The 2013 short-term incentive program continues the program implemented in 2011 which provides a correlation to company performance by using EBITDA as a payout metric, coupled with an individual performance component. Mr. Borick earned a $595,000 bonus under the 2013 CEO Annual Incentive Performance Plan. Under the 2013 CEO Annual Incentive Bonus Plan, Mr. Borick was eligible to receive a cash bonus ranging from 39.2% to 70% of his base salary depending on Superior’s level of achievement of EBITDA goals, set forth below, which were set by the Compensation and Benefits Committee and approved by the Board of Directors. The 2013 CEO Annual Incentive Bonus Plan contained fixed and discretionary components. A fixed amount, expressed as a percentage of base salary, was payable based on the level of EBITDA attained, but could be adjusted downward by 30% at the discretion of the Compensation and Benefits Committee. The Compensation and Benefits Committee fixed the CEO’s cash bonus at 70% of base salary and did not elect to make a downward adjustment in 2013.

The following table illustrates the minimum and maximum payout opportunities and amount paid under the 2013 CEO Annual Incentive Bonus Plan:

EBITDA Goal ($)	% of EBITDA Target	Minimum Fixed % of CEO Salary Payable	Maximum Discretionary % of CEO Salary Payable	Actual Fixed % of CEO Salary Earned	Total Amount Paid
<52,000,000	<80.0	-	-
52,000,000	80.0%	39.2%	56.0%
65,000,000	100.0%	49.0%	70.0%
65,772,000*	101.2%	49.0%	70.0%	70.0%	$595,000
78,000,000	120.0%	49.0%	70.0%
>78,000,000	>120%	49.0%	70.0%

* Actual 2013 EBITDA achieved.

In March 2011, the company instituted a new Annual Incentive Performance Plan to provide annual cash incentives to our NEO’s and other high ranking executives, other than the CEO. The Annual Incentive Performance Plan contained fixed and discretionary components. A fixed amount, expressed as a percentage of base salary, was payable based on the level of EBITDA attained and the specific target bonus percentage for each NEO. Depending on achievement against pre-specified individual performance goals, the Compensation and Benefits Committee could exercise discretion to increase or decrease the fixed portion of the bonus earned by up to 20%. Under the Annual Incentive Performance Plan for 2013, the target bonus percentage for the NEOs ranged from 25% to 50% of base salary at a level where EBITDA was equal to the target.

The following table illustrates the payout opportunities and amounts paid under the fixed and discretionary component of the Annual Incentive Performance Plan for 2013:

EBITDA Goal ($)	% of EBITDA Target	Fixed % of Salary Payable	Maximum Fixed % of Salary Payable	Fixed % of Salary Earned
<52,000,000	<80.0	-	-
52,000,000	80.0%	20% - 40%	5% - 8%
65,000,000	100.0%	25% - 50%	5% - 10%
65,772,000*	101.2%	25% - 51%	5% - 10%	25% - 51%
78,000,000	120.0%	30% - 60%	6% - 12%
>78,000,000	>120%	30% - 60%	6% - 12%

* Actual 2013 EBITDA achieved.

The following table shows the total amounts paid to the NEOs under the Annual Incentive Performance Plan for 2013:

Name	Total Amount Paid	Amount Paid as % of Salary
K. Shiba	$186,039	51.6%
M. O'Rourke	$156,237	45.5%
P. Kakar	$82,800	36.1%
R. Earnest	-	-
M. Nelson	$58,942	25.8%

The Compensation and Benefits Committee selected EBITDA as the financial performance component of the Annual Incentive Performance Plan for 2013, because it is an objective measure of core company performance, without considering matters such as interest income or expense, taxes, or depreciation and amortization, which generally do not impact operational efficiencies. The Compensation and Benefits Committee believes that this type of program, which combines objectively measureable financial goals with adjustments for individual performance, reinforces a company culture based on team contribution towards results and provides a clear line of sight for participants to understand individual rewards.

Long-Term Equity Incentive Compensation

Our Amended and Restated 2008 Equity Incentive Plan is designed to achieve four important goals:

•	Attract and retain qualified personnel for positions of substantial responsibility,
•	Motivate high levels of performance,
•	Recognize employee contributions to our success, and
•	Align the interests of plan participants with those of our shareholders.

Pursuant to the Amended and Restated 2008 Equity Incentive Plan, the Compensation and Benefits Committee has the authority to grant stock options, stock appreciation rights, restricted stock and restricted stock units, any of which may be earned based on continued service, performance objectives or a combination thereof. In 2010, for the first time, the Compensation and Benefits Committee approved awards of restricted stock for Superior’s officers, excluding the CEO. In 2013, the Compensation and Benefits Committee also approved awards of restricted stock for Superior’s CEO. Through 2013, the Compensation and Benefits Committee has only granted service-based stock options and restricted stock awards under the Amended and Restated 2008 Equity Incentive Plan. However, the Compensation and Benefits Committee continues to consider other types of equity awards and re-evaluate whether such awards are consistent with Superior’s compensation philosophy and shareholders’ interests.

The decision regarding the size of equity awards to each NEO is discretionary and is based on a number of factors:

•	Market pay practices,
•	Recent performance,
•	Recent and expected contributions,
•	The number and timing of previous awards and the exercise price of options, and
•	The total numbers of awards to be granted.

Individual equity awards are based on recommendations of the CEO (other than with respect to his own awards), with the input of Human Resources, and then reviewed, adjusted as necessary, and approved by the Compensation and Benefits Committee. The Compensation and Benefits Committee considers market pay practices in this determination but does not solely rely on such data to identify the appropriate equity award levels. In granting equity awards, the Compensation and Benefits Committee also considers financial performance without regard to any specified formula.

In 2013, equity awards were limited to restricted stock, which vest one-third per year commencing one year after the grant date, based on continued service. Although the Compensation and Benefits Committee retains the authority to grant awards using a different vesting schedule, such as performance-based vesting, the Compensation and Benefits Committee selected time-based vesting for the 2013 awards because of its stronger effect on the retention of executives which is particularly important in the view of the Compensation and Benefits Committee in light of the current OEM industry environment.

The Compensation and Benefits Committee grants restricted stock because it continues to have value even if the stock price falls below the grant date value, giving it even stronger retention value than stock options, which enjoy higher upside leverage but have no current value if the stock price falls below the exercise price. Also, because full-value awards, such as restricted stock and restricted stock units, require fewer shares to deliver the same grant-date value as option or stock appreciation rights, they are more efficient in terms of the impact on shareholders’ equity dilution.

The Compensation and Benefits Committee typically considers equity grants for its NEOs and other key employees annually. In 2013, annual restricted stock awards were approved and granted to NEOs on August 30, 2013. Pursuant to a supplemental letter agreement to his employment agreement dated February 28, 2013, in lieu of an annual stock option grant of 120,000 shares, Mr. Borick was awarded 37,681 shares of restricted stock on June 12, 2013.

For new employees, the Compensation and Benefits Committee may approve an equity grant on the employee’s date of hire or as soon thereafter as is practicable. The Committee is authorized to grant equity awards at other times, as it may deem desirable. Pursuant to the Amended and Restated 2008 Equity Incentive Plan, the exercise price for stock options cannot be less than the closing stock price on the date of grant.

Retirement and Similar Benefits

Each NEO, other than Messrs. Shiba and Nelson, is a participant in Superior’s Salary Continuation Plan, which provides a retirement benefit for participants who terminate employment after having reached specified vesting dates and after reaching the age of 65 (or in the event of death while in our employ prior to separation from service). Upon a qualifying termination, Superior will pay to the participant a benefit equal to 30% of his or her final average compensation over the preceding 36 months. For employee participants, final average compensation includes only base salary. The benefit is paid bi-weekly and continues for the longer of 10 years or until death, provided death occurs more than 10 years after the employee’s retirement date. The rights of Messrs. Borick, O’Rourke and Kakar have vested under the Salary Continuation Plan, while the rights of Mr. Earnest ceased upon his departure from Superior on September 18, 2013. The Salary Continuation Plan was closed to new participants in 2011 and, as a result, Messrs. Shiba and Nelson are not participants.

All employees may participate in Superior’s tax-qualified Savings and Retirement Plan which is a 401(k) plan. For fiscal year 2013, Superior matched 100% of the first 1% of before-tax contributions made to the plan and 50% of such contributions over 1% and up to 6%. However, Superior did not match employee contributions in excess of the legal limit of $17,500 ($23,000 for individuals older than 50 years of age) in 2013. All company contributions are vested 100% after two years of service.

Other Benefits

Superior provides NEOs with incidental benefits that the Compensation and Benefits Committee believes are reasonable and consistent with the competitive market. The primary benefits are an automobile allowance and life insurance benefits. In addition, the NEOs may participate in Superior’s health and welfare benefit plans that are available to other executives and employees. Mr. Borick was permitted personal use of the company aircraft, as specified in footnote 5 to the “Summary Compensation Table.”

Change in Control Severance Plan

The NEOs participate in the Executive Change in Control Severance Plan. The plan is intended to encourage executive officers to remain employed with the company during an important time when prospects for continued employment are often uncertain and to provide some measure of financial security prior to and after a change of control. The amounts to be paid under the plan help ensure that the interests of Superior’s executives will be materially consistent with the interests of Superior’s shareholders when considering corporate transactions. Under the plan, if the employment of an NEO is terminated within two years following a change in control, the NEO will receive a multiple of the sum of his or her annual base salary and target annual bonus, paid in a lump sum within 60 days after termination. The multiple applied depends upon the class of participation in the plan, and can vary from two-times to one-half times the annual compensation base. The NEO would also receive a pro-rata target annual bonus for the year in which the change in control occurs. The Compensation and Benefits Committee considers these protections to be an important part of the NEOs’ compensation and consistent with competitive market practices.

Other Termination or Change in Control Benefits

Upon a change of control of Superior, participants will fully vest in the benefits provided under the Salary Continuation Plan. Moreover, the Amended and Restated 2008 Equity Incentive Plan provides that all outstanding equity awards will become fully vested upon the occurrence of a change in control unless the award agreement provides otherwise or the award is assumed by the successor entity. If the awards are assumed by the successor entity, a “double-trigger” vesting applies, so that a participant’s awards vest if he incurs a qualifying termination within two years after the change of control.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code places a limit of $1 million on the amount of compensation that Superior may deduct in any one year with respect to its NEOs other than the CFO. However, compensation that qualifies for the performance-based compensation exemption from Section 162(m) is fully deductible, without regard to the limits of Section 162(m).

The CEO Annual Incentive Plan, and the Amended and Restated 2008 Equity Incentive Plan allow the Compensation and Benefits Committee to grant incentive awards that may qualify for the performance-based compensation exemption from Section 162(m). However, to maintain flexibility in compensating our executives, the Compensation and Benefits Committee reserves the right to use its judgment to authorize compensation payments that may be subject to the limit when the Compensation and Benefits Committee believes that such payments are appropriate. Service-based restricted stock awards are not eligible for the performance-based compensation exemption. The deductibility of the compensation paid to the CEO and other NEOs in 2013 was not limited by Section 162(m) of the Internal Revenue Code.

Risk Assessment of Overall Compensation Program

The Compensation and Benefits Committee has designed Superior’s compensation programs to avoid excessive risk-taking. The following are some of the features that are designed to help Superior appropriately manage compensation-related business risk:

•	Diversification of incentive-related risk by employing a variety of performance measures, including financial performance;
•	Fixed maximum award levels for performance-based awards; and
•	An assortment of vehicles for delivering compensation, including cash and equity based incentives with different time horizons, to focus our executives on specific objectives that help us achieve Superior’s business plan and create an alignment with long-term shareholder interests.

The Compensation and Benefits Committee has reviewed with management the design and operation of Superior’s incentive compensation arrangements for all managers and executive officers, including the performance objectives and target levels used in connection with incentive awards, for the purpose of assuring that these arrangements do not encourage inappropriate risk taking that could impose unnecessary or excessive risk to the value of Superior or the investments of Superior’s shareholders. In connection with such review, the Compensation and Benefits Committee identified certain internal and external factors that comprise Superior’s primary business risks, and then reviewed Superior’s incentive compensation arrangements for the purpose of identifying any aspects of such programs that might encourage behaviors that could exacerbate the identified business risks.

In conducting this assessment, the Compensation and Benefits Committee considered the performance objectives and target levels used in connection with these incentive awards and also the features of Superior’s compensation program that are designed to mitigate compensation-related risk, including those discussed above. Based on such assessment, the Compensation and Benefits Committee concluded that Superior’s compensation policies and practices for its employees are not reasonably likely to have a material adverse effect on Superior.

EXECUTIVE COMPENSATION

Summary Compensation

The following table provides summary information concerning the compensation earned for services rendered in all capacities to Superior by its Chief Executive Officer, its Chief Financial Officer, each of its other three most highly compensated executive officers whose total compensation for 2013 was in excess of $100,000 and who were serving as executive officers at the end of 2013, and an individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of 2013.

(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
								Change in
								Pension Value
								and Nonqualified
							Non-Equity	Deferred
				Stock		Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus (1)	Awards (2)		Awards (3)	Compensation	Earnings (4)(7)	Compensation (5)	Total
Principal Position	Year	$	$	$		$	$	$	$	$
Steven J. Borick**	2013	$850,000	$—	$1,345,211	(i)	$296,850	$595,000	$—	$1,052,618	$2,794,468
Chairman, Chief Executive	2012	$850,000	$—	$—		$653,455	$591,023	$470,369	$107,552	$2,672,399
Officer and President	2011	$850,000	$—	$—		$625,645	$350,000	$417,399	$110,252	$2,353,296
Kerry A. Shiba (6)	2013	$360,707	$—	$113,360		$—	$186,039	$—	$19,815	$679,921
Executive Vice President and	2012	$355,653	$70,000	$41,900		$55,862	$177,307	$—	$31,397	$732,119
Chief Financial Officer	2011	$336,730	$—	$56,425		$75,115	$102,000	$—	$12,843	$583,113
Michael J. O'Rourke	2013	$343,118	$—	$113,360		$—	$156,237	$—	$19,215	$631,930
Executive Vice President - Sales,	2012	$343,118	$50,000	$41,900		$55,862	$153,371	$219,477	$19,040	$882,768
Marketing and Operations	2011	$341,196	$—	$67,710		$87,635	$107,000	$181,728	$18,559	$803,828
Parveen Kakar	2013	$229,343	$—	$69,760		$—	$82,800	$—	$17,092	$398,995
Senior Vice President Corporate	2012	$225,921	$40,000	$33,520		$41,897	$78,914	$130,148	$8,362	$558,762
Engineering and Corp. Dev.	2011	$220,209	$—	$45,140		$56,337	$52,500	$102,710	$8,543	$485,439
Robert A. Earnest**	2013	$208,832	$—	$—		$—	$—	$—	$239,950	$448,782
Vice President - General	2012	$285,770	$30,000	$33,520		$41,897	$127,737	$170,262	$19,001	$708,178
Counsel and Corporate Secretary	2011	$284,430	$—	$45,140		$56,337	$67,500	$135,270	$18,245	$606,922
Michael D. Nelson (6)	2013	$228,392	$—	$43,600		$—	$58,942	$—	$17,944	$348,878
Vice President Controller and	2012	$214,040	$30,000	$20,112		$16,293	$53,391	$—	$15,090	$348,926
Principal Accounting Officer	2011	$133,269	$—	$45,000		$93,667	$29,548	$—	$7,441	$308,925

** Steven J. Borick resigned as President and CEO effective March 31, 2014; on October 14, 2013, Superior and Mr. Borick entered into a Separation Agreement, providing for Mr. Borick’s separation from employment and several other payments discussed in more detail below under the heading “Potential Payments upon Termination of Employment or Change in Control.” Robert A. Earnest resigned as Vice President, General Counsel and Corporate Secretary effective September 18, 2013.

(1) Represents one-time special merit bonuses to recognize extraordinary efforts during 2012 related to certain corporate development projects.

(2) Reflects the aggregate grant date fair value of restricted stock awards granted pursuant to Superior’s Amended and Restated 2008 Equity Incentive Plan to each of the NEOs computed in accordance with FASB ASC 718 and based on the fair market value of Superior’s common stock on the date of grant. Mr. Borick’s 2013 aggregate grant date fair value of restricted stock awards includes $669,591 related to his June 2013 grant of 37,681 shares of restricted stock and $675,620 of incremental fair value associated with the modification of the June 2013 award solely to provide accelerated vesting rights, in accordance with his Separation Agreement dated October 14, 2013. See “Potential Payments upon Termination of Employment or Change in Control.”

(3) Reflects the aggregate grant date fair value of option awards granted pursuant to Superior’s Amended and Restated 2008 Equity Incentive Plan to each of the NEOs computed in accordance with FASB ASC 718. Assumptions used in the calculation of these amounts are included in Note 12 to Superior’s audited financial statements for the fiscal year ended December 29, 2013, included in the Original Filing. Mr. Borick’s 2013 aggregate grant date fair value of option awards includes the incremental fair value associated with the modification of 1,345,211 outstanding options, solely to provide accelerated vesting rights, in accordance with his Separation Agreement dated October 14, 2013. The incremental fair value associated with the modification of his outstanding awards was calculated in accordance with FASB ASC 718 using the Black-Scholes option-pricing model with the following assumptions:

a)	Expected dividend yield of 4% - this assumed that cash dividends of $0.18 per share would be paid each quarter on our common stock.
b)	Expected weighted average volatility of 31% - expected weighted average volatility is based on the historical volatility of our stock price, over the term of 2 years.
11

c)	Weighted average risk-free interest rate of 0.2% - the risk-free rate is based upon the rate on a U.S. Treasury note for the period representing the expected term of the option.
d)	Weighted average expected life of 1 year- the expected term of the options was based on the remaining contractual lives of outstanding options, expected employment termination behavior and exercise behavior.

(4) Reflects the amounts of the actuarial increase in the present value of each NEO’s benefits under Superior’s Salary Continuation Plan, determined using the same assumptions used for financial statement reporting purposes, as reflected in Note 9 to Superior’s audited financial statements included in the Original Filing. The rights of Messrs. Borick, O’Rourke, and Kakar have vested under the Salary Continuation Plan, while the rights of Mr. Earnest ceased upon termination of his employment on September 18, 2013, resulting in a $665,708 curtailment of plan benefits. Messrs. Shiba and Nelson are not participants in the Salary Continuation Plan, as Mr. Shiba was hired shortly before the Salary Continuation Plan was closed to new applicants and Mr. Nelson was hired after the Salary Continuation Plan was closed to new participants in early 2011.

(5) The amounts shown generally include matching contributions allocated by Superior to each NEO pursuant to the Savings and Retirement Plan, the value attributable to life insurance premiums paid by Superior on behalf of the NEOs, and a car allowance for each of the NEOs except Mr. Kakar.

Mr. Borick’s other compensation in 2013 also included amounts earned under his Separation Agreement, including $621,356 related to the lump-sum cash payment due on his Separation Date (as defined in the Separation Agreement) and $310,735 estimated value earned on a stock grant to be awarded on his Separation Date. Also included in Mr. Borick’s other compensation in 2013 is an annual car allowance totaling $36,000, and imputed income for the personal use of the company’s aircraft totaling $82,548.

With respect to the personal use of the company’s aircraft, the amount required to be reported represents the incremental cost of providing the benefit and not the total cost or the value of the benefit to the recipient. Superior has computed the incremental aircraft cost on a per hour basis by including:

•	The cost of fuel, oil, catering expenses and crew travel expenses;
•	Landing, parking, flight planning, customs and similar fees;
•	The cost of flight-related maintenance; and
•	The dollar value of the lost tax deductions for expenses that exceed the amounts reported as income for the NEOs.

Mr. Earnest’s other compensation included a lump sum severance payment of $220,000 paid under his Severance Agreement dated August 22, 2013, see “Potential Payments upon Termination of Employment or Change in Control” and a payment of $4,150 toward vacation pay for Mr. Earnest. The grant date fair value of options and restricted stock awards forfeited upon his resignation totaled $450,221.

(6) Mr. Nelson was appointed Vice President and Principal Accounting Officer of the company on May 9, 2011. Accordingly, the amounts shown for 2011 represent the various components of compensation since that date.

(7) The actuarial present value of employee benefits under the Salary Continuation Plan declined in 2013 due to the rise of the discount rate, from 4.0% in 2012 to 4.8% in 2013. This resulted in the following negative changes in Salary Continuation Plan values: Mr. Borick - $157,251; Mr. O’Rourke - $83,759 and Mr. Kakar - $53,174.

Grants of Plan Based Awards

The following table sets forth summary information regarding all grants of plan-based awards made to our NEOs during the year ended December 29, 2013.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of	All Other Option Awards:	Exercise or Base	Grant Date Fair
Name	Grant Date	Threshold $	Target $	Maximum $	Shares of Stock or Units #	Number of Securities Underlying Options #	Price of Option Awards $/Share	Value of Stock Option Awards (2) $
Steven J. Borick	6/12/2013	—	—	—	37,681	—	$—	$1,345,211	(i)
		416,500	595,000	595,000
Kerry A. Shiba	8/30/2013	—	—	—	6,500	—	$—	$113,360
		144,283	180,354	216,424
Michael J. O'Rourke	8/30/2013	—	—	—	6,500	—	$—	$113,360
		123,522	154,403	185,284
Parveen Kakar	8/30/2013				4,000	—	$—	$69,760
		65,096	81,370	97,644
Robert A. Earnest	8/30/2013	—	—	—	—	—	$—	—
		0	0	0
Michael D. Nelson	8/30/2013				2,500	—	$—	$43,600
		45,678	57,098	68,518

(i) The $1,345,211 includes $675,620 revaluation impact relating to the modification of Mr. Borick’s restricted stock.

(1) Represents threshold, target and maximum payout opportunities under Superior’s annual cash incentive programs for the NEOs. Actual amounts earned by the NEOs under these programs are set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. Detailed information regarding these plans for the CEO and the other NEOs can be found under Compensation Discussion and Analysis – 2013 Executive Compensation Components – Performance-Based Annual Incentive Compensation and Bonuses in this 10K-A.

(2) Reflects the aggregate grant date fair value of restricted stock and option awards granted pursuant to the Amended and Restated 2008 Equity Incentive Plan computed in accordance with FASB ACS Topic 718. Assumptions used in the calculation of these amounts are included in Note 12 to Superior’s audited financial statements for the fiscal year ended December 29, 2013, included in the Original Filing. Mr. Borick’s 2013 aggregate grant date fair value of restricted stock awards includes $669,591 related to his June 2013 grant of 37,681 shares of restricted stock and $675,620 of incremental fair value associated with the modification of this award resulting from his Separation Agreement.

No options were granted to the NEOs in 2013. Mr. Borick’s Separation Agreement provides that on the Separation Date he will be granted a number of shares of common stock equal to the Black-Scholes value of an annual award of 120,000 stock options that Mr. Borick would have been eligible to receive under Superior's 2008 Amended and Restated Equity Incentive Plan, divided by Superior's closing stock price as reported on the New York Stock Exchange on the Separation Date (or if no price is reported on that day, then the last day prior to such day on which a price is reported). Additionally, Mr. Borick’s unvested stock options and restricted stock awards will vest on the Separation Date, per the terms of his Separation Agreement. For the other NEOs, grants of Plan-Based Awards have a term of 10 years and vest 33% on the first, second and third anniversaries of the grant date.

Employment Agreements

From December 31, 2010 until it was superseded by a Separation Agreement on October 14, 2013, Superior had an Executive Employment Agreement with Mr. Borick as President and Chief Executive Officer. See the Separation Agreement discussion below under “Potential Payments upon Termination of Employment or Change in Control.” Prior to that, Superior and Mr. Borick had an Executive Employment Agreement which was effective from January 1, 2005 until its expiration on December 31, 2010. The 2010 Executive Employment Agreement provided for:

•	a five year term, with one-year renewal periods,
•	a minimum annual base salary of $850,000, which was set at $850,000 during 2013,
•	equity compensation commencing March 1, 2011, in the form of an annual stock option grant of 120,000 shares per year (until a new long-term incentive plan is implemented), plus the ability to participate in our annual grant, which is discretionary on the part of the Committee,
•	an automobile allowance,
13

•	life insurance, and
•	other customary employee benefits.

Pursuant to the Executive Employment Agreement, if Mr. Borick’s employment were terminated by Superior without cause, he would receive one year’s base salary, payable monthly. The Executive Employment Agreement further provided that if his employment were terminated by Superior without cause, or by him for good reason, within one year following a change in control, Mr. Borick would receive three year’s base salary (i.e., currently $2,550,000), paid in one lump sum within 70 days after termination.

Outstanding Equity Awards at 2013 Fiscal Year End

The following table sets forth summary information regarding the outstanding equity awards held by the NEOs at December 29, 2013.

	Option Awards				Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)
		Number of
	Number of	Securities			Number	Market Value
	Securities	Underlying			of Shares	of Shares
	Underlying	Unexercised	Option		or Units of Stock	or Units of Stock
	Unexercised	Options	Exercise	Option	That Have Not	That Have Not
	Options	Unexercisable (#)	Price	Expiration	Vested (1)	Vested (2)
Name	Exercisable (#)	(1)	($)	Date	(#)	($)
Steven J. Borick	—	—	—	6/12/2023	37,681	$776,229
	30,000	90,000	$19.19	3/12/2022	—	—
	60,000	60,000	$19.53	3/1/2021	—	—
	60,000	30,000	$14.85	3/1/2020	—	—
	73,430	0	$15.17	8/14/2019	—	—
	75,000	0	$21.84	5/16/2018	—	—
	120,000	0	$17.70	3/3/2018	—	—
	50,000	0	$18.55	12/12/2017	—	—
	120,000	0	$21.72	3/16/2017	—	—
	200,000	0	$17.56	8/9/2016	—	—
	120,000	0	$21.97	3/1/2016	—	—
	150,000	0	$25.00	3/23/2015	—	—
	100,000	0	$34.08	4/30/2014	—	—
Kerry A. Shiba	—	—	—	8/30/2023	6,500	$133,900
	4,000	8,000	$16.76	5/4/2022	1,667	$34,340
	8,000	4,000	$22.57	5/13/2021	833	$17,160
	18,750	6,250	$17.71	10/28/2020	1,000	$20,600
Michael J. O'Rourke	—	—	—	8/30/2023	6,500	$133,900
	4,000	8,000	$16.76	5/4/2022	1,667	$34,340
	9,333	4,667	$22.57	5/13/2021	1,000	$20,600
	11,250	3,750	$16.32	5/20/2020	1,000	$20,600
	23,000	0	$15.17	8/14/2019	0	0
	22,000	0	$21.84	5/16/2018	0	0
	15,000	0	$18.55	12/12/2017	0	0
	35,000	0	$17.56	8/9/2016	0	0
	25,000	0	$25.00	3/23/2015	0	0
	7,500	0	$34.08	4/30/2014	0	0
Parveen Kakar	—	—	—	8/30/2023	4,000	$82,400
	3,000	6,000	$16.76	5/4/2022	1,333	$27,460
	6,000	3,000	$22.57	5/13/2021	667	$13,740
	3,750	1,250	$16.32	5/20/2020	1,000	$20,600
	4,500	0	$15.17	8/14/2019	0	—
	15,000	0	$21.84	5/16/2018	0	—
	12,000	0	$18.55	12/12/2017	0	—
	15,000	0	$25.00	3/23/2015	0	—
	1,500	0	$34.08	4/30/2014	0	—
Michael D. Nelson	—	—	—	8/30/2023	2,500	$51,500
	—	2,333	$16.76	5/4/2022	800	$16,480
	10,000	5,000	$22.50	5/9/2021	667	$13,740

(1) All option grants and restricted stock awards to Mr. Borick, vested upon his separation on March 31, 2014, per the terms of his Separation Agreement. Options granted other than to Mr. Borick and having expiration dates in 2021 or later (i.e., those granted in 2011 or later), vest in annual installments over three years. All restricted share awards in 2010 vest in annual installments over four years. In 2013, 2012 and 2011, all restricted share awards vest in annual installments over three years.

(2) Reflects the value calculated by multiplying the number of share or units by $20.60, which was the closing price of Superior’s stock on December 27, 2013, the last trading day in our 2013 fiscal year.

Option Exercises and Stock Vested in Fiscal Year 2013

The following table summarizes the option exercised and vesting of restricted stock award for the NEOs for fiscal year ended December 29, 2013.

	Option Awards		Stock Awards
(a)	(b)	(c)	(d)	(e)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Steven J. Borick	66,570	$513,883	—	—

Kerry A. Shiba	—	$—	2,667	$49,746

Michael J. O'Rourke	—	$—	2,833	$51,572

Parveen Kakar	20,000	$45,748	2,334	$42,532

Robert A. Earnest	21,750	$24,126	2,334	$42,532

Michael D. Nelson	—	$—	1,067	$19,350

(1) The value realized reported in column (c) above was computed by multiplying the number of shares for which the option was exercised by the excess of (i) the closing stock price of Superior’s common stock on the date of exercise over (ii) the exercise price per share.

(2) The value realized reported in column (e) above was computed by multiplying the number of shares of restricted stock vesting by the closing stock price of Superior’s common stock on the date of vesting.

Pension Benefits

The following table summarizes the present value of benefits under Superior’s Salary Continuation Plan for each of the NEOs as of December 29, 2013.

(a)	(b)	(c)	(d)	(e)
Name	Plan Name (1)	Number of Years Credited Service (2) (#)	Present Value of Accumulated Benefit (3) ($)	Payments During Last Fiscal Year ($)

Steven J. Borick	Salary Continuation Plan	—	$2,645,610	$—

Kerry A. Shiba	Salary Continuation Plan	—	$—	$—

Michael J. O'Rourke	Salary Continuation Plan	—	$733,865	$—

Parveen Kakar	Salary Continuation Plan	—	$384,760	$—

Robert A. Earnest	Salary Continuation Plan	—	$—	$—

Michael D. Nelson	Salary Continuation Plan	—	$—	$—

(1) Pursuant to the Salary Continuation Plan, after having reached specified vesting dates and after reaching the age of 65 (or in the event of death while employed by Superior), the Salary Continuation Plan provides for Superior to pay to the individual, upon ceasing to be employed by Superior for any reason, a benefit equal to 30% of the employee’s final average compensation over the preceding 36 months. Final average compensation only includes base salary for employees. The benefit is paid weekly and continues for the later of 10 years or until death, provided death occurs more than 10 years following the employee’s retirement date.

(2) “Years of credited service” does not apply to the Salary Continuation Plan. The rights of Messrs. S. Borick, O’Rourke and Kakar are vested under the Salary Continuation Plan and, thus, they are entitled to receive Salary Continuation Plan benefits upon retirement. The rights of Mr. Earnest ceased upon his departure from the company on September 18, 2013. Messrs. Shiba and Nelson are not participants in the Salary Continuation Plan, as Mr. Shiba was hired shortly before the Salary Continuation Plan was closed to new participants and Mr. Nelson was hired after the Salary Continuation Plan was closed to new participants in early 2011.

(3) Represents the present value of accumulated benefits payable to each of the NEOs, under the Salary Continuation Plan, determined using the same assumptions described in Note 9 to Superior’s audited financial statements in the Original Filing.

Nonqualified Deferred Compensation. Superior does not have any nonqualified deferred compensation plans other than the Salary Continuation Plan.

Potential Payments upon Termination of Employment or Change in Control

Other than Mr. Borick, none of Superior’s NEOs has had an employment agreement specifying a term of employment, and their employment may be terminated at any time. However, Superior does provide severance benefits upon the termination of a NEO’s employment under certain prescribed circumstances.

Employment Agreement with Mr. Borick. Prior to being superseded by his Separation Agreement on October 14, 2013, Mr. Borick had an Executive Employment Agreement with Superior effective December 31, 2010. Pursuant to that employment agreement, if Mr. Borick’s employment were terminated by Superior without cause, he would receive severance equal to one year’s base salary, paid over a 12 month period. The Executive Employment Agreement further provided that if his employment were terminated without cause, or he resigned for good reason, within one year following a change in control, he would receive severance equal to three years’ base salary, paid in one lump sum. For any other terminations, Superior would have no further obligation to Mr. Borick under his employment agreement other than to pay any accrued compensation and unreimbursed business expenses through the date of termination. Any payment of severance under the employment agreement was conditioned on Mr. Borick signing a release of claims and was further conditioned on his compliance with a one year covenant not to solicit Superior’s customers or employees and certain covenants of confidentiality and non-disparagement.

On October 14, 2013, Superior and Mr. Borick entered into a Separation Agreement providing for Mr. Borick's separation from employment as President and Chief Executive Officer, effective upon the earlier of March 31, 2014 or the announcement of the hiring of a successor to such offices. Under the Separation Agreement, in addition to payment of his salary and accrued vacation through the Separation Date, Superior paid or provided Mr. Borick with the following:

•	A lump-sum cash payment in an amount equal to (i) $1,345,833 (eighteen months of Mr. Borick's current base salary and an amount equal to an additional 30 days of compensation at Mr. Borick's current salary rate), less applicable withholding amounts, plus (ii) if the Separation Date occurs prior to March 31, 2014, the amount of base salary that would have been payable to Mr. Borick during the period beginning on the Separation Date and ending on March 31, 2014;
•	A lump-sum cash payment in an amount equal to that which Mr. Borick is eligible to receive under Superior's CEO Annual Incentive Performance Plan for 2013, calculated as though Mr. Borick remains employed by Superior as of the end of the calendar year 2013;
•	A grant of a number of shares of Superior common stock equal to the Black-Scholes value of an annual award of 120,000 stock options that Mr. Borick would have been eligible to receive under the Amended and Restated 2008 Equity Incentive Plan, divided by Superior’s closing stock price as reported on the New York Stock Exchange on the Separation Date (or if no price is reported on that day, then the last day prior to such day on which a price is reported); and
•	Vesting of all of Mr. Borick's unvested stock options and unvested restricted stock.

The Separation Agreement provides that if a change of control occurs pursuant to an agreement executed prior to March 31, 2014, Mr. Borick would receive, in lieu of the first lump-sum payment described above, any higher amount that he would have received under his employment agreement related to a termination other than for cause or disability within one year of a change of control. The Separation Agreement contains provisions regarding a release of claims; continuation of covenants by Mr. Borick found in his employment agreement related to confidentiality, records, non-solicitation and non-disparagement; Mr. Borick's cooperation in connection with the transition of his duties to a new president or chief executive officer; Superior maintaining current directors' and officers' liability insurance policies; and reimbursement of Mr. Borick's reasonable attorneys’ fees in connection with the Separation Agreement.

On October 14, 2013, Superior and Mr. Borick also entered into a Consulting Agreement under which Mr. Borick will provide consulting services to Superior for a twelve-month period beginning on the later of the Separation Date or the date on which he ceases being a member of the Board of Directors (provided, such period shall begin no later than the date of Superior's annual meeting of shareholders in 2015), in exchange for monthly payments of $5,000.

Severance Agreement with Mr. Earnest. On August 22, 2013, Superior and Mr. Earnest entered into a Severance Agreement under which Superior agreed to pay Mr. Earnest, in addition to all accrued salary and unused vacation, a lump sum payment of $220,000, less applicable withholding amounts. The Severance Agreement contains provisions regarding a release of claims, non-disparagement, proprietary information, non-participation in actions against Superior and a two year cooperation commitment.

Executive Change in Control Severance Plan. Under the Executive Change in Control Severance Plan, in which all of the current NEOs participate, each NEO is entitled to receive a multiple of the sum of his annual base salary and target annual bonus, paid in a lump sum within 60 days after termination. The multiple applied depends upon each NEO’s class of participation in the plan, which varies from two-times to one time the NEO’s annual compensation base. Each NEO is also entitled to receive a pro-rata target annual bonus for the year in which the change in control occurs. Although Mr. Borick is a participant in this plan, he cannot receive any benefit under this plan if he is entitled to a larger benefit under a different plan or agreement, including his employment agreement.

Other Arrangements. The Salary Continuation Plan, in which all of the current NEOs other than Messrs. Shiba and Nelson participate, provides salary continuation benefits upon termination of employment due to a change in control. All of the NEOs who participate in the Salary Continuation Plan are already vested in their Salary Continuation Plan benefits.

Summary of Potential Termination Payments and Benefits. The following table summarizes the value of the termination payments and benefits that each of our NEOs would receive if he had terminated employment on December 29, 2013 under the circumstances shown. The table does not take in to account the Separation Agreement between Mr. Borick and the company.  The Separation Agreement reflects that actual payments due to Mr. Borick rather than the hypothetical payments illustrated below.  Accordingly, the disclosure under “Potential Payments upon Termination of Employment or Change in Control” should be reviewed to understand the actual payments that Mr. Borick received and became entitled to in connection with his separation. The amounts shown in the tables do not include accrued but unpaid salary, earned annual bonus for 2013, or payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment, such as distributions of plan balances under our tax-qualified 401(k) plan, and death or disability benefits under our generally available welfare programs. This table also does not include the value of unvested equity awards that vest on a change in control, as those amounts are shown in the next table and are not contingent on a termination of employment.

Name	Termination for Cause or Voluntary Resignation ($)	Termination without cause ($)	Retirement ($)	Death ($)	Disability ($)	Termination without Cause or Resignation For Good Reason in connection with a Change in Control ($)
Steven J. Borick
Cash Severance	—	—	—	—	—	2,890,000
SCP (1)(3)	2,645,610	2,645,610	2,645,610	2,645,610	2,645,610	2,645,610
Total	2,645,610	2,645,610	2,645,610	2,645,610	2,645,610	5,535,610
Kerry A. Shiba
Cash Severance	—	—	—	—	—	1,082,121
SCP (2)	—	—	—	—	—	—
Total	—	—	—	—	—	1,082,121
Michael J. O'Rourke
Cash Severance	—	—	—	—	—	995,042
SCP (1)	733,865	733,865	733,865	733,865	733,865	733,865
Total	733,865	733,865	733,865	733,865	733,865	1,728,907
Parveen Kakar
Cash Severance						619,226
SCP (1)	384,760	384,760	384,760			384,760
Total	384,760	384,760	384,760	384,760	384,760	1,003,986
Robert A. Earnest
Cash Severance	—	—	—	—	—	—
SCP (1)	—	—	—	—	—	—
Total	—	—	—	—	—	—
Michael D. Nelson
Cash Severance	—	—	—	—	—	285,490
SCP (2)	—	—	—	—	—	—
Total	—	—	—	—	—	285,490

(1) Represents the actuarially calculated present value of the NEOs’ vested account balance in the Salary Continuation Plan as of December 29, 2013, determined using the same assumptions described in Note 9 to Superior’s audited financial statements in the Original Filing. The rights of Messrs. Borick, O’Rourke and Kakar under the Salary Continuation Plan are vested and, thus, each such officer is entitled to receive payments under the Salary Continuation Plan upon the later of age 65 or his separation from service for any reason. The rights of Mr. Earnest under the Salary Continuation Plan ceased upon termination of his employee on September 18, 2013.

(2) Messrs. Shiba and Nelson are not participants in the Salary Continuation Plan, as Mr. Shiba was hired shortly before the Salary Continuation Plan was closed to new applicants and Mr. Nelson was hired after the Salary Continuation Plan was closed to new participants in early 2011.

(3) The following represents the payments that would have been applicable in the absence of the Separation Agreement between Mr. Borick and the company.  The Separation Agreement reflects the actual payments due to Mr. Borick rather than the hypothetical payments illustrated here.  Accordingly, the disclosure under “Potential Payments upon Termination of Employment or Change in Control” should be reviewed to understand the actual payments that Mr. Borick received and became entitled to in connection with his separation.

Change in Control Provisions under Other Agreements. The Amended and Restated 2008 Equity Incentive Plan provides that a change in control occurs upon the occurrence of any of the following: (1) any person becomes the beneficial owner of securities representing 50% or more of the total voting power of Superior’s outstanding voting securities; (2) consummation of a sale or disposition by Superior of all or substantially all of its assets; (3) consummation of a merger or consolidation of Superior with any other corporation, unless Superior’s shareholders continue to control at least 50% of the total voting power of the successor entity; or (4) Superior’s shareholders approve a plan of complete liquidation of the company.

The Amended and Restated 2008 Equity Incentive Plan provides that, unless otherwise provided in an applicable award agreement, the occurrence of a change in control results in immediate vesting of outstanding equity awards, unless the awards are assumed by the successor company.

The following table shows the total additional value of the equity awards that would be payable to each of the NEOs under the accelerated vesting provisions of the Amended and Restated 2008 Equity Incentive Plan upon the occurrence of a change in control as of December 29, 2013 and assuming that the successor company did not assume the awards.

Named Executive Officer	Stock Options ($) (1)	Restricted Stock ($) (2)	Total ($)
Steven J. Borick	363,600	776,229	1,139,829
Kerry A. Shiba	48,783	206,000	254,783
Michael J. O'Rourke	46,770	209,440	256,210
Parveen Kakar	28,390	144,200	172,590
Robert A. Earnest	0	0	0
Michael D. Nelson	8,959	81,720	90,679

(1) Represents the value of the unvested awards at December 29, 2013. Stock options are valued based on the excess, if any, of (i) the closing price of our common stock on the New York Stock Exchange on December 27, 2013, the last trading day in our 2013 fiscal year, of $20.60, over (ii) the exercise price of the option.

(2) Represents the value of the unvested awards at December 29, 2013. Awards of restricted stock are valued based upon the closing price of our common stock on the New York Stock Exchange on December 27, 2013, the last trading day in our 2013 fiscal year, of $20.60.

Director Compensation

Superior uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board. Superior does not provide any perquisites to its non-employee Board members. In setting the compensation of non-employee directors, Superior considers the significant amount of time that the Board members expend in fulfilling their duties to Superior as well as the experience level required to serve on the Board. The Board, through its Compensation and Benefits Committee, annually reviews the compensation arrangements and compensation policies for non-employee Board members. The Compensation and Benefits Committee recently reviewed market data compiled by Meridian to assist in assessing total non-employee director compensation. Pursuant to our Corporate Governance Guidelines, in recommending non-employee director compensation the Compensation Committee is guided by three goals: (i) compensation should fairly pay directors for work required in a company of Superior’s size and scope; (ii) compensation should align directors’ interests with the long-term interests of Superior’s shareholders; and (iii) the structure of the compensation should be clearly disclosed to Superior’s shareholders.

2013 Cash Compensation

Our non-employee director cash compensation program during 2013 consisted of the following:

•	Annual retainer of $42,000, which was raised to $50,000 effective December 1, 2013, for each non-employee director other than Mr. McElya, who received $8,758 for board service commencing in December 2013;
•	Additional annual retainer fee of $12,000 for serving as Lead Director;
•	Additional annual retainer fee of $12,000 for serving on the Audit Committee and $15,000 as chair of the Audit Committee;
•	Additional annual retainer fee of $8,000 for serving on the Compensation and Benefits Committee and $10,000 as chair of the Compensation and Benefits Committee; and
•	Additional annual retainer fee of $6,000 for serving on the Nomination and Corporate Governance Committee and $7,500 as chair of the Nomination and Corporate Governance Committee.

Non-employee directors typically do not receive forms of remuneration, perquisites or benefits, but are reimbursed for their expenses in attending meetings. There are no cash fees payable for attendance at Board or committee meetings.

2013 Equity Compensation

Under Superior’s Amended and Restated 2008 Equity Incentive Plan, members of the Board who were not also Superior employees were granted shares of 2,000 shares of restricted stock on June 12, 2013. The shares subject to these restricted stock awards vest in full on May 15, 2014.

Retirement and Similar Benefits

Each non-employee director, other than Messrs. McElya and McQuay, is a participant in Superior’s Salary Continuation Plan. See “Compensation and Discussion Analysis – 2013 Executive Compensation - Retirement and Similar Benefits” above for a description of the Salary Continuation Plan. The retirement benefit is payable after having reached specified vesting dates and after reaching the age of 65 (or in the event of death while serving as a director). Upon a qualifying termination, Superior will pay to the participant a benefit equal to 30% of his or her final average compensation over the preceding 36 months. For non-employee director participants, final average compensation includes only the annual retainer for board service. It does not include the annual retainers paid for committee service. The benefit is paid bi-weekly and continues for the longer of 10 years or until death, provided death occurs more than 10 years after the non-employee director’s retirement date. The rights of Ms. Dano and Messrs. Ausman, Colburn and Uranga have vested under the Salary Continuation Plan. The Salary Continuation Plan was closed to new participants in 2011 and, as a result, Messrs. McElya and McQuay are not participants.

2013 Total Director Compensation

The following table provides information as to compensation for services of the non-employee directors during 2013.

(a)	(b)	(c)	(f)	(g)		(h)
			Change in
			Pension
			Value and
	Fees		Nonqualified
	Earned or		Deferred	All
	Paid in	Stock	Compensation	Other
	Cash	Awards (2)	Earnings (3)	Compensation		Total
Name (1)	($)	($)	($)	($)		($)

Sheldon I. Ausman	$71,750	$35,540	$—	$—		$107,290

Phillip W. Colburn	$66,333	$35,540	$—	$—		$101,873

Margaret S. Dano	$80,958	$35,540	$—	$—		$116,498

Francisco S. Uranga	$60,000	$35,540	$—	$10,000	(4)	$105,540

Timothy C. McQuay	$70,166	$35,540	$—	$—		$105,706

James S. McElya (5)	$8,758	$—	$—	$—		$8,758

V. Bond Evans (5)	$18,419	$—	$—	$—		$18,419

Michael J. Joyce (5)	$17,919	$—	$—	$—		$17,919

(1)	For a description of the annual non-employee director retainer fees and retainer fees for chair positions and for service as Lead Director, see the disclosure above under “2013 Cash Compensation.”

(2)	Reflects the aggregate grant date fair value of restricted stock awards granted pursuant to the Amended and Restated 2008 Equity Incentive Plan to each non-employee director computed in accordance with FASB ASC 718 and based on the fair market value of Superior’s common stock on the date of grant.

(3)	The actuarial present value of non-employee director benefits under the Salary Continuation Plan declined in 2013 due to the rise of the discount rate, from 4.0% in 2012 to 4.8% in 2013. This resulted in the following negative changes in Salary Continuation Plan values: Mr. Ausman - $5,824; Mr. Colburn - $418; Ms. Dano - $6,847; Mr. Uranga - $7,773; Mr. Evans - $8,673 and Mr. Joyce - $10,528. Messrs. Evans and Joyce resigned as members of the Board on April 1, 2013 and each collected retirement benefits from the plan of $7,250 in 2013.

(4)	Reflects fees paid for consulting services.

(5)	James S. McElya was appointed to the Board on December 6, 2013. V. Bond Evans and Michael J. Joyce did not stand for re-election at the 2013 Annual Meeting of Shareholders.

Compensation Committee Interlocks and Insider Participation

During the year ended December 29, 2013, the Compensation and Benefits Committee was comprised of Timothy C. McQuay, Sheldon I. Ausman, James S. McElya, and Francisco S. Uranga each of whom is a non-employee director.

COMPENSATION COMMITTEE REPORT

The Compensation and Benefits Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation and Benefits Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Submitted by the Compensation and Benefits Committee of the Board of Directors

Timothy C. McQuay, Chairperson

Sheldon I. Ausman

James S. McElya

Francisco S. Uranga

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information about securities authorized for issuance under Superior’s equity compensation plans. The features of these plans are described in Note 12 to Superior’s audited financial statements in the Original Filing.

(a)	(b)	(c)	(d)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuances under equity compensation plans (2)
Equity Compensation Plans
approved by security holders	2,464,106	20.31	1,978,885
Equity Compensation Plans not
approved by security holders	-	-	-

Total	2,464,106	20.31	1,978,885

(1) As of December 29, 2013, the average remaining term of all outstanding options is 4.2 years.

(2) Represents the number of remaining shares available for grant as of December 29, 2013 under the Amended and Restated 2008 Equity Incentive Plan. All shares remaining available for future issuance as of December 29, 2013 may be used for grants of options or stock appreciation rights, whereas 600,000 of these shares may be granted as full-value awards. As of April 25, 2014, there were 856,395 aggregate shares issuable pursuant to options granted under the Amended and Restated 2008 Stock Incentive Plan. Also as of April 25, 2014, there were 27,135,288 shares of common stock issued and outstanding.

OWNERSHIP OF SECURITIES

The following table sets forth certain information with respect to beneficial ownership of Superior common stock as of April 25, 2014 for (i) the named executive officers (ii) each director and director nominee, (iii) all directors and executive officers as a group, and (iv) all persons known to Superior to beneficially own 5% or more of Superior common stock.

Name and Address (1) of Beneficial Owner	Shares Beneficially Owned (1)		Percentage of Total Voting Power (1)(2)

GAMCO Investors, Inc. (3) One Corporate Center Rye, NY 10580	3,630,484		13.38%
The Louis L. Borick Foundation (4)	2,954,146		10.89%
Dimensional Fund Advisors LP (5) Palisades West, Building One Austin, TX 78746	2,299,249		8.47%
BlackRock, Inc. (6) 40 East 52nd Street New York, NY 10022	2,133,618		7.86%
The Vanguard Group, Inc. (7) 100 Vanguard Blvd. Malvern, PA 19355	1,451,922		5.35%
Steven J. Borick	4,925,542	(8)(9)	17.30%
Michael J. O'Rourke	203,946	(8)	*
Parveen Kakar	112,583	(8)	*
Kerry A. Shiba	45,917	(8)	*
Philip W. Colburn	34,763	(8)	*
Sheldon I. Ausman	33,833	(8)	*
Margaret S. Dano	27,833	(8)	*
Francisco S. Uranga	24,333	(8)	*
Michael D. Nelson	20,133	(8)	*
Timothy C. McQuay	3,333	(8)	*
James S. McElya	0	(8)	*

Superior’s Directors and Executive Officers	5,854,997	(10)	19.89%
as a Group (18 persons)

*	Less than 1%.
(1)	All persons have the company’s principal office as their address, except as otherwise indicated. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons listed have sole voting and investment power with respect to all shares of Superior’s common stock beneficially owned by them.
(2)	The percentage of shares beneficially owned is based on 27,135,288 shares of common stock outstanding as of April 25, 2014. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days after April 25, 2014 are deemed to be outstanding and beneficially owned by the person holding such options for the purpose of computing the number of shares beneficially owned and the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3)	The information with respect to the holdings of GAMCO Investors, Inc. (“GBL”), a registered investment advisor, is based solely on the Schedule 13D Amendment No. 15 filed January 13, 2014 by GBL, GGCP, Inc. (“GGCP”), Mario J. Gabelli (“Gabelli”), Teton Advisors, Inc. (“Teton”), GAMCO Asset Management Inc. (“GAMCO”), and Gabelli Funds, LLC (“Gabelli Funds”). Subject to certain restrictions, Gabelli Funds holds 689,000 shares and has sole voting and dispositive power with respect to such shares. GAMCO holds 2,343,498 shares and has sole dispositive power with respect to such shares, sole voting power with respect to 2,148,498 shares, and no voting power with respect to 195,000 shares. Teton holds 597,986 shares and has sole voting and dispostive power with respect to such shares. GGCP and Gabelli do not directly hold or have voting or dispositive power over any shares. GGCP and Gabelli are the members of CCGP Holdings and GGCP is its manager. GGCP Holdings is the controlling shareholder of GBL. Each of Gabelli Funds and GAMCO is wholly-owned subsidiary of GBL. Gabelli is also (i) the controlling stockholder, chief executive officer, chief investment officer and a director of GGCP, (ii) chairman and executive officer of GBL, (iii) chief investment officers of Gabelli Funds, and (iv) controlling shareholder of Teton..
(4)	The information with respect to the holdings of The Louis L. Borick Foundation is based solely on the Form 4 filed November 15, 2013 by the Foundation.
23

(5)	The information with respect to the holdings of Dimensional Fund Advisors LP (“Dimensional Fund”), a registered investment advisor, is based solely on the Schedule 13G/A filed February 10, 2014 by Dimensional Fund. Dimensional Fund serves as investment advisor to four registered investment companies and as investment manager to certain other commingles group trusts and separate accounts (collectively, the “Funds”), which own all shares. Dimensional Fund has sole voting power with respect to 2,246,211 shares owned by the funds and sole dispositive power with respect to all 2,299,249 shares owned by the Funds.
(6)	The information with respect to the holdings of BlackRock, Inc. (“BlackRock”), a registered investment advisor, is based solely on the Schedule 13G/A filed January 30, 2014 by BlackRock. By virtue of being the parent holding company of the holders of such shares, BlackRock has sole voting power with respect to 2,054,696 shares and sole dispositive power with respect to all 2,133,618 shares.
(7)	The information with respect to the holdings of The Vanguard Group, Inc. (“VG”), a registered investment advisor, is based on the Schedule 13G/A filed February 12, 2014 by Vanguard Group. The aggregate amount beneficially owned by Vanguard is 1,451,922. Of such shares, Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of VG, is the beneficial owner of 38,216 shares by virtue of its serving as investment manager of certain collective trust accounts, and Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of VG, is the beneficial owner of 1,200 shares by virtue of its serving as investment manager of Australian investment offerings. VG has sole voting power with respect to 39,416 shares, sole dispositive power with respect to 1,413,706 shares, and shared dispositive power with respect to 38,216 shares.
(8)	Includes stock options in the amount of 1,338,430 for Mr. Steven Borick, 193,876 for Mr. O'Rourke, 105,250 for Mr. Kakar, 38,750 for Mr. Shiba, 29,500 for Mr. Colburn, 29,500 for Mr. Ausman, 20,000 for Ms. Dano, 20,000 for Mr. Uranga, and 17,333 for Mr. Nelson, that are currently or will become exercisable within 60 days of April 25, 2014.
(9)	Mr. Borick is president and a director of The Louis L. Borick Foundation and a trustee of the Nita Borick Management Trust. Mr. Borick may be deemed to be a beneficial owner of the securities owned directly by the Nita Borick Management Trust. Mr. Borick disclaims beneficial ownership of the securities owned directly by the Nita Borick Management Trust, except to the extent that Mr. Borick has a pecuniary interest in such securities.
(10)	Includes 2,334,808 shares of which the directors and executive officers have the right to acquire beneficial ownership within 60 days from April 25, 2014 through the exercise of previously granted stock options. Other than as disclosed with respect to each individual director or officer, each of the directors and officers has sole investment and voting power over his or her shares.

Also see Note 12 - Stock Based Compensation in Notes to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of the Original Filing.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

Superior’s main office located at 7800 Woodley Avenue, Van Nuys, California, is subleased from The Louis L. Borick Foundation, a California nonprofit corporation, of which Mr. Borick is both an officer and director, and the Nita Borick Management Trust, which is controlled by Nita Borick, who is Mr. Borick’s mother.

The current sublease expires in 2015, and Superior holds two options to renew: one for an additional five-year period, and one for an additional five-year and nine month period. During fiscal year 2013, Superior paid approximately $424,692 in rentals under the land and building leases. Superior believes this transaction is on terms not materially less favorable to Superior than what would be usual and customary in a similar transaction between unrelated persons dealing at arm’s length.

See the discussion of Mr. Borick’s Separation Agreement under “Potential Payments upon Termination of Employment or Change in Control.”

Review, Approval or Ratification of Transactions with Related Persons

As provided in its committee charter, the Audit Committee is primarily responsible for the review, approval and ratification of related person transactions. As mandated by the Audit Committee, Superior’s management is required to inform the Audit Committee of all related person transactions, including relationships and dollar values. Superior’s Code of Conduct also requires that transactions be reported to the Audit Committee. Additionally, the Nominating and Corporate Governance Committee annually reviews any related person transactions involving a director when determining director independence.

“Related-person transactions” are transactions between Superior and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. A “related person” is a director, executive officer, nominee for director, or a person known to Superior to beneficially own 5% or more of Superior common stock, in each case since the beginning of the last fiscal year, and their immediate family members.

Also see Note 8 - Leases and Related Parties in Notes to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of the Original Filing.

Independence of Directors

Our Corporate Governance Guidelines provide that a majority of the Board and all members of the Audit, Compensation and Benefits and Nominating and Corporate Governance Committees of the Board will be independent. On an annual basis, each director and executive officer is obligated to complete a director and officer questionnaire that requires disclosure of any transactions with Superior in which a director or executive officer, or any member of his or her immediate family, has a direct or indirect interest. Following completion of these questionnaires, the Board, with the assistance of the Nominating and Corporate Governance Committee, makes an annual determination as to the independence of each director using the current standards for “independence” established by the New York Stock Exchange, additional criteria set forth in Superior’s Corporate Governance Guidelines, and consideration of any other material relationship a director may have with Superior.

In April 2014, the Board determined that all of its current directors are independent under these standards, except for Mr. Borick. All members of each of Superior’s Audit, Compensation and Benefits Committee and Nomination and Corporate Governance committees are independent directors. In addition, upon recommendation of the Nomination and Corporate Governance Committee, the Board has determined that the members of the Audit Committee and Compensation and Benefits Committee meet the additional independence criteria required for audit committee and compensation committee membership under the New York Stock Exchange applicable listing standards.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following is a summary of the fees billed to Superior by its independent registered public accounting firm, Deloitte & Touche LLP for professional services rendered for the years ended December 29, 2013 and December 30, 2012:

Fee Category	Fiscal 2013 Fees	Fiscal 2012 Fees
Audit Fees	$1,023,738	$1,014,955
Audit-Related Fees	0	0
Tax Fees	62,579	189,201
All Other Fees	49,670	42,672

Total Fees	$1,135,985	$1,246,828

Audit Fees.  Consist of fees billed for professional services rendered for the integrated audit of Superior’s consolidated financial statements and of its internal control over financial reporting, for review of the interim consolidated financial statements included in quarterly reports and for the statutory audits for certain subsidiaries located in Mexico.

Audit-Related Fees.  Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Superior’s consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations in connection with transactions, merger and acquisition due diligence, attest services that are not required to support the integrated audit of Superior’s consolidated financial statements and its internal controls over financial reporting and consultations concerning financial accounting and reporting standards.

Tax Fees.  Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, assistance with tax reporting requirements and audit compliance, assistance with customs and duties compliance, value-added tax compliance, and tax advice on international, federal and state tax matters.

All Other Fees.  Consist of fees for professional services other than the services reported above, including permissible business process advisory and consulting services.

The Audit Committee determined that all non-audit services provided by Deloitte were compatible with maintaining such firm’s audit independence.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to report periodically to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a) Financial Statements

Our financial statements as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of the Original Filing are hereby incorporated by reference.

(b) Exhibits

The following documents are filed as part of this Form 10-K/A:

(3)	Exhibits

The following exhibits are referenced or included in this report:

Exhibit	Description

31.1	Certification of Co-Interim Chief Executive Officer and Executive Vice President – Sales, Marketing and Operations Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Interim Chief Executive Officer, Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Superior Industries International, Inc.

April 29, 2014	By:	/s/ Michael J. O'Rourke
Michael J. O'Rourke
Co-Interim Chief Executive Officer and Executive Vice President – Sales, Marketing and Operations

April 29, 2014	By:	/s/ Kerry A. Shiba
Kerry A. Shiba
Co-Interim Chief Executive Officer
Executive Vice President and Chief Financial Officer

