Form 10-Q
period 2014-03-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2014-05-02
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014

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
Yes  ☐    No  ☑

Number of shares of no par value common stock outstanding as of April 25, 2014: 27,135,288

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Condensed Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
NET SALES	$183,390	$206,441
Cost of sales	167,754	192,923
GROSS PROFIT	15,636	13,518
Selling, general and administrative expenses	7,934	7,209
INCOME FROM OPERATIONS	7,702	6,309
Interest income, net	348	435
Other income (expense), net	9	131
INCOME BEFORE INCOME TAXES	8,059	6,875
Provision for income taxes	(3,237)	(1,941)
NET INCOME	$4,822	$4,934
INCOME PER SHARE - BASIC	$0.18	$0.18
INCOME PER SHARE - DILUTED	$0.18	$0.18
DIVIDENDS DECLARED PER SHARE	$0.18	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013

Net income	$4,822	$4,934
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(111)	5,940
Defined benefit pension plan:
Amortization of amounts resulting from changes in actuarial assumptions	30	135
Tax provision	(11)	(50)
Pension changes, net of tax	19	85
Other comprehensive income (loss), net of tax	(92)	6,025
Comprehensive income	$4,730	$10,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	March 30, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$157,799	$199,301
Short term investments	3,750	3,750
Accounts receivable, net	108,190	89,623
Inventories	65,880	67,193
Income taxes receivable	4,450	7,584
Deferred income taxes, net	7,914	7,917
Other current assets	16,499	8,850
Total current assets	364,482	384,218
Property, plant and equipment, net	245,276	219,892
Investment in and advances to unconsolidated affiliate	4,559	4,565
Non-current deferred income taxes, net	14,878	14,664
Non-current assets	31,916	30,049
Total assets	$661,111	$653,388

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,632	$34,494
Accrued expenses	74,851	64,936
Total current liabilities	107,483	99,430

Non-current income tax liabilities	15,568	15,050
Non-current deferred income tax liabilities, net	21,003	21,070
Other non-current liabilities	34,422	34,775
Commitments and contingencies (Note 14)	—	—
Shareholders' equity:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 27,133,382 shares
(27,155,550 shares at December 29, 2013)	76,612	75,305
Accumulated other comprehensive loss	(60,455)	(60,363)
Retained earnings	466,478	468,121
Total shareholders' equity	482,635	483,063
Total liabilities and shareholders' equity	$661,111	$653,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
NET CASH USED IN OPERATING ACTIVITIES	$(10,686)	$(12,631)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(25,423)	(7,753)
Proceeds from life insurance policy	352	297
Proceeds from sales and maturities of investments	200	200
Purchase of investments	(200)	(200)
Other	72	4
NET CASH USED IN INVESTING ACTIVITIES	(24,999)	(7,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,886)	—
Cash paid for common stock repurchase	(1,840)	—
Proceeds from exercise of stock options	1,015	431
Excess tax benefits from exercise of stock options	3	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,708)	431

Effect of exchange rate changes on cash	(109)	2,458

Net decrease in cash and cash equivalents	(41,502)	(17,194)

Cash and cash equivalents at the beginning of the period	199,301	203,364

Cash and cash equivalents at the end of the period	$157,799	$186,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(Dollars in thousands, except per share data)
(Unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Cumulative
	Number of Shares	Amount	Pension Obligations	Translation Adjustment	Retained Earnings	Total
Balance at December 29, 2013	27,155,550	$75,305	$(2,258)	$(58,105)	$468,121	$483,063
Net income					4,822	4,822
Change in employee benefit plans, net of taxes			19	—	—	19
Net foreign currency translation adjustment			—	(111)	—	(111)
Stock options exercised	59,817	1,015	—	—	—	1,015
Restricted stock awards granted, net of forfeitures	10,500	—	—	—	—	—
Stock-based compensation expense	—	619	—	—	—	619
Tax impact of stock options	—	(66)	—	—	—	(66)
Common stock repurchased	(92,485)	(261)	—	—	(1,579)	(1,840)
Cash dividends declared ($0.18 per share)	—	—	—	—	(4,886)	(4,886)
Balance at March 30, 2014	27,133,382	$76,612	$(2,239)	$(58,216)	$466,478	$482,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Notes to Condensed Consolidated Financial Statements
March 30, 2014
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

Ford Motor Company ("Ford"), General Motors Company ("GM"), Toyota Motor Company ("Toyota") and Chrysler Group LLC ("Chrysler") were our customers individually accounting for more than 10 percent of our consolidated sales in the first quarter of 2014 and together represented approximately 89 percent and 92 percent of our total sales during the first quarter of 2014 and 2013, respectively. We also manufacture aluminum wheels for Nissan, BMW, Subaru, Mitsubishi, Volkswagen and Tesla.  The loss of all or a substantial portion of our sales to Ford, GM, Toyota or Chrysler would have a significant adverse impact on our operating results and financial condition. This risk is partially mitigated by our long-term relationships with these OEM customers and our supply arrangements, which are generally for multi-year periods.

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

Note 2 – Presentation of Condensed Consolidated Financial Statements

During interim periods, we follow the accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (the "2013 Annual Report on Form 10K") and apply appropriate interim financial reporting standards for a fair statement of our operating results and financial position in conformity with accounting principles generally accepted in the United States of America, as codified by the Financial Accounting Standards Board ("FASB") in the Accounting Standards Codification ("ASC") (referred to herein as "U.S. GAAP"), as indicated below.  Users of financial information produced for interim periods in 2014 are encouraged to read this Quarterly Report on Form 10-Q in conjunction with our consolidated financial statements and notes thereto filed with the Securities and Exchange Commission ("SEC") in our 2013 Annual Report on Form 10-K.

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

We use a 4-4-5 convention for our fiscal quarters, which are thirteen week periods generally ending on the last Sunday of each calendar quarter.  We refer to these thirteen week fiscal periods as “quarters” throughout this report.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and, in our opinion, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated income statements for the thirteen week periods ended March 30, 2014 and March 31, 2013, (ii) the condensed consolidated statements of comprehensive income for the thirteen week periods ended March 30, 2014 and March 31, 2013, (iii) the condensed consolidated balance sheets at March 30, 2014 and December 29, 2013, (iv) the condensed consolidated statements of cash flows for the thirteen week periods ended March 30, 2014 and March 31, 2013, and (v) the condensed consolidated statement of shareholders’ equity for the thirteen week period ended March 30, 2014. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP.  The condensed consolidated balance sheet as of December 29, 2013, included in this report, was derived from our 2013 audited financial statements, but does not include all disclosures required by U.S. GAAP.

Note 3 – Investment in Unconsolidated Affiliate

On June 28, 2010, we executed a share subscription agreement with Synergies Castings Limited ("Synergies"), a private aluminum wheel manufacturer based in Visakhapatnam, India, providing for our acquisition of a minority interest in Synergies. As of March 30, 2014, the total cash investment in Synergies amounted to $4.5 million, representing 12.6 percent of the outstanding equity shares of Synergies. Our Synergies investment is accounted for using the cost method. During 2011, a group of existing equity holders, including the company, made a loan of $1.5 million to Synergies for working capital needs. The company's share of this unsecured advance was $450,000. The principal balance as of March 30, 2014 was $239,000 and is scheduled to be repaid over the next 19 months.

Note 4 – Stock-Based Compensation

Our 2008 Equity Incentive Plan was amended and restated effective May 22, 2013 upon approval by our shareholders at our annual shareholders meeting. As amended, the plan authorizes us to issue up to 3.5 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants.  At March 30, 2014, there were 2.0 million shares available for future grants under this plan. No more than 600,000 shares may be used under the plan as “full value” awards, which include restricted stock and performance units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options and restricted shares granted under the plan generally require no less than a three year ratable vesting period.

During the first quarter of 2014 no stock options were granted, 59,817 stock options were exercised and 2,000 options were canceled.

During the first quarter of 2014 we granted restricted shares, or “full value” awards, totaling 10,500 shares. The fair values of each issued restricted share on the applicable date of grant averaged $18.23 for the first quarter of 2014. Restricted share awards, which are generally subject to forfeiture if employment terminates prior to the shares vesting, are expensed ratably over the vesting period. Shares of restricted stock are considered issued and outstanding at the date of grant and have the same dividend and voting rights as other common stock. Dividends paid on the restricted shares are non-forfeitable if the restricted shares do not ultimately vest.

Stock-based compensation expense related to our unvested stock options and restricted share awards was allocated as follows:

(Dollars in thousands)	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
Cost of sales	$49	$59
Selling, general and administrative expenses	570	480
Stock-based compensation expense before income taxes	619	539
Income tax benefit	(183)	(128)
Total stock-based compensation expense after income taxes	$436	$411

As of March 30, 2014, a total of $1.9 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.8 years.  There were no significant capitalized stock-based compensation costs at March 30, 2014 and December 29, 2013.

Note 5 – Business Segments

Our Co-Chief Executive Officers are our chief operating decision makers ("CODMs").  Our CODMs evaluate both consolidated and disaggregated financial information at each manufacturing facility in deciding how to allocate resources and assess performance.  Each manufacturing facility functions as a separate cost center, manufactures the same products, ships product to the same group of customers, and utilizes the same cast manufacturing process and, as a result, production can be transferred among our facilities.  Accordingly, we operate as a single integrated business and, as such, have only one operating segment - original equipment aluminum automotive wheels.  Net sales and net property, plant and equipment by geographic area are summarized below.

(Dollars in thousands)	Thirteen Weeks Ended
Net sales:	March 30, 2014	March 31, 2013
U.S.	$64,485	$76,883
Mexico	118,905	129,558
Consolidated net sales	$183,390	$206,441

Property, plant and equipment, net:	March 30, 2014	December 29, 2013
U.S.	$65,292	$62,821
Mexico	179,984	157,071
Consolidated property, plant and equipment, net	$245,276	$219,892

Note 6 – Pre-Production Costs Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customers and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Recognized deferred tooling revenues included in net sales in the condensed consolidated income statements totaled $2.0 million for each of the thirteen week periods ended March 30, 2014 and March 31, 2013. The following table summarizes the unamortized customer-owned tooling costs included in our non-current assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities.

(Dollars in Thousands)	March 30, 2014	December 29, 2013
Unamortized Preproduction Costs
Preproduction costs	$63,536	$60,776
Accumulated amortization	(48,006)	(46,213)
Net preproduction costs	$15,530	$14,563

Deferred Tooling Revenues
Accrued expenses	$5,838	$5,950
Other non-current liabilities	2,486	2,619
Total deferred tooling revenues	$8,324	$8,569

Note 7 – Income Per Share

In accordance with U.S. GAAP, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share includes the dilutive effect of outstanding stock options calculated using the treasury stock method.

The computation of diluted earnings per share does not include stock option awards that were outstanding and anti-dilutive (i.e., including such awards would result in higher earnings per share), since the exercise prices of these awards exceeded the average market price of the company’s common stock during the respective periods.  For the thirteen week periods ended March 30, 2014 and March 31, 2013, there were 1.3 million and 1.6 million shares issuable under outstanding stock options excluded from the computations, respectively.  Summarized below are the calculations of basic and diluted earnings per share.

(In thousands, except per share amounts)	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
Basic Income Per Share:
Reported net income	$4,822	$4,934
Basic income per share	$0.18	$0.18
Weighted average shares outstanding - Basic	27,115	27,311

Diluted Income Per Share:
Reported net income	$4,822	$4,934
Diluted income per share	$0.18	$0.18
Weighted average shares outstanding	27,115	27,311
Weighted average dilutive stock options	129	263
Weighted average shares outstanding - Diluted	27,244	27,574

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

The effect on deferred taxes of a change in tax rates is recognized in income in the period that the tax rate change is enacted. In assessing the likelihood of realization of deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income taxes when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe that the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. Our valuation allowances totaled $3.4 million as of March 30, 2014 and December 29, 2013, and primarily relate to state deferred tax assets for net operating loss and tax credit carryforwards that are not expected to be realized due to changes in tax law and cessation of business in Kansas.

We record uncertain tax positions in accordance with US GAAP on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. If a position does not meet the more likely than not threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the more likely than not standard is met, the issue is resolved with the taxing authority, or the statute of limitations expires. Positions previously recognized are derecognized when we subsequently determine the position no longer is more likely than not to be sustained. Evaluation of tax positions, their technical merits, and measurements using cumulative probability are highly subjective management estimates. Actual results could differ materially from these estimates.

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

For the thirteen weeks ended March 30, 2014 the provision for income taxes was $3.2 million, which was an effective income tax rate of 40 percent. The effective tax rate was unfavorably affected by non-deductible expenses primarily resulting from recent tax law changes in Mexico, state income taxes (net of federal tax benefit) and interest and penalties on unrecognized tax benefits, partially offset by foreign income taxed at rates that are lower than the U. S. statutory rates.

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

During the first quarter of 2014, the liability for uncertain tax positions increased by $0.5 million to $15.6 million from $15.1 million at December 29, 2013. The increase primarily resulted from $0.4 million of interest and penalties which were recognized in income tax expense during the first quarter of 2014 and a $0.1 million increase for tax positions taken in the current period. During February 2013, Mexico's Tax Administration Service (Servicio de Administracion Tributaria, or "SAT"), finalized its examination of the 2007 tax year of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary. As a result, we reached a settlement with SAT for the 2007 tax year and made a cash payment of $0.3 million during the first quarter of 2013.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Mexico, the Netherlands, India and the United States.  We are no longer open for examination by taxing authorities regarding any U.S. federal income tax returns for years before 2010 while the years open for examination under various state and local jurisdictions vary. The Internal Revenue Service ("IRS") is currently conducting an audit of the 2011 tax year of Superior Industries International and subsidiaries. We expect this IRS audit to be completed in 2014. We expect approximately $8.1 million of unrecognized tax benefits related to our U.S. and Mexico operations will be recognized in the twelve month period ending March 29, 2015 due to the expiration of certain statutes of limitations or due to settlement of uncertain tax positions.

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

Restricted Deposits

We purchase certificates of deposit with maturity dates that expire within twelve months that are used to directly secure or collateralize letters of credit securing our workers’ compensation obligations.  At March 30, 2014 and December 29, 2013, certificates of deposit totaling $3.8 million were restricted in use and were classified as short-term investments on our condensed consolidated balance sheets.

Note 10 – Accounts Receivable

(Dollars in thousands)
	March 30, 2014	December 29, 2013
Trade receivables	$101,854	$82,809
Other receivables	7,315	7,724
	109,169	90,533
Allowance for doubtful accounts	(979)	(910)
Accounts receivable, net	$108,190	$89,623

Note 11 – Inventories

(Dollars in thousands)
	March 30, 2014	December 29, 2013
Raw materials	$15,817	$15,631
Work in process	26,124	27,835
Finished goods	23,939	23,727
Inventories	$65,880	$67,193

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $6.4 million and $5.6 million at March 30, 2014 and December 29, 2013, respectively. Included in raw materials was supplies inventory totaling $9.6 million and $9.2 million at March 30, 2014 and December 29, 2013, respectively.

Note 12 – Property, Plant and Equipment

(Dollars in thousands)
	March 30, 2014	December 29, 2013
Land and buildings	$72,439	$72,310
Machinery and equipment	426,315	421,219
Leasehold improvements and others	9,793	9,152
Construction in progress	104,430	78,442
	612,977	581,123
Accumulated depreciation	(367,701)	(361,231)
Property, plant and equipment, net	$245,276	$219,892

Construction in progress includes $90.4 million and $66.3 million of costs related to our new wheel plant under construction in Mexico, at March 30, 2014 and December 29, 2013, respectively. Depreciation expense was $7.1 million and $7.0 million for the thirteen weeks ended March 30, 2014 and March 31, 2013, respectively.

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

For the thirteen weeks ended March 30, 2014, payments to retirees or their beneficiaries totaled approximately $344,000.  We presently anticipate benefit payments in 2014 to total approximately $1.5 million.  The following table summarizes the components of net periodic pension cost for the first quarter of 2014 and 2013.

(Dollars in thousands)	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
Service cost	$21	$67
Interest cost	293	284
Net amortization	30	135
Net periodic pension cost	$344	$486

Note 14 – Commitments and Contingencies

Steven J. Borick Separation Agreement

On October 14, 2013, the company and Steven J. Borick entered into a Separation Agreement (the "Separation Agreement"), providing for Mr. Borick's separation from employment as the company's President and Chief Executive Officer. Mr. Borick’s separation was effective March 31, 2014.
In accordance with the Separation Agreement, in addition to payment of his salary and accrued vacation through his separation date, the company will pay or provided Mr. Borick with the following upon his separation:

•	A lump-sum cash payment of $1,345,833,

•	Mr. Borick’s 2013 annual incentive bonus,

•
A grant of a number of shares of company common stock equal to the Black-Scholes value of an annual award of 120,000 stock options divided by the company's closing stock price on the separation date, and

•	Vesting of all of Mr. Borick's unvested stock options and unvested restricted stock.
In the first quarter of 2014, the company accrued and additional $1.1 million of compensation expense in connection with the Separation Agreement.

Stock Repurchase Program

In March 2013, our board of directors approved a new stock repurchase program authorizing the repurchase of up to $30.0 million of our common stock. This new repurchase program replaced the previously existing share repurchase program. Under the repurchase program, we may repurchase common stock from time to time on the open market or in private transactions. Currently, we expect to fund the repurchases through available cash, although credit options are being evaluated in the context of total capital needs. The timing and extent of the repurchases will depend upon market conditions and other corporate considerations at the company's sole discretion. Shares repurchased under the program totaled 513,684 at a cost of $10.0 million through March 30, 2014, including 92,485 shares repurchased at a cost of $1.8 million in the first quarter of 2014.

Mexico Facility

In June 2013 we entered into a contract for the construction of the facility for our new wheel plant in Mexico and we subsequently entered into non-cancellable contracts for the purchase of equipment for the new facility. These contracts are denominated in U.S. dollars, Mexican pesos and euros with a U.S. dollar value at March 30, 2014 of approximately $108.7 million, of which $52.8 million was paid in cash in 2013 and 2014, with the remaining payments expected to be made over the next 9 months.

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for our operations in Mexico requires the transfer of funds denominated in the Mexican peso, the value of which was unchanged in relation to the U.S. dollar in the first quarter of 2014.  Foreign currency transaction gains and losses were immaterial during the first quarter of 2014 and 2013. All transaction gains and losses are included in other income (expense) in the condensed consolidated income statements.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at March 30, 2014 of $57.2 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. At March 30, 2014 we have several purchase commitments in place for the delivery of natural gas in 2014 through 2015 for a total cost of $2.6 million. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, we expected to take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of March 30, 2014 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

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

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the company, which could cause actual results to differ materially from such statements and from the company's historical results and experience.  The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in the automotive industry, including the financial condition of our OEM customers and changes in consumer preferences for end products, fluctuations in production schedules for vehicles for which we are a supplier, fluctuations in anticipated demand for aluminum wheels in the North American market, increased global competitive pressures and pricing pressures, our dependence on major customers and third party suppliers and manufacturers, cost, capacity and time of completion for our new manufacturing facility and the related impact on our operating performance and financial condition, our future liquidity and credit options, our future capital spending for existing operations, our ongoing ability to achieve cost savings and other operational improvements, our ability to introduce new products to meet our customers' demand in a timely manner, the impact on our relationship with customers and our market position due to limitations in our manufacturing capacity, increased repair and maintenance costs and costs to replace machinery and equipment on an accelerated basis due to continued operation of our plants at near full capacity levels, our exposure to foreign currency fluctuations, increasing fuel and energy costs, regulatory changes and other factors or conditions described in Item 1A - Risk Factors in Part I of our 2013 Annual Report on Form 10-K and from time to time in our future reports filed with the Securities and Exchange Commission.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto and with the audited Consolidated Financial Statements, notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report on Form 10-K.

Executive Overview

Overall North American production of passenger cars and light-duty trucks in the first quarter of 2014 was reported by industry publications as being up by approximately 4 percent overall versus the comparable period a year ago, continuing the trend of growth since the 2009 recession. There was a shift in product category mix as production of passenger cars declined 3 percent while production of light-duty trucks -- the light-duty truck category includes pick-up trucks, SUV's, vans and "crossover vehicles"-- increased 10 percent.  The production level for the North American automotive industry for the first quarter of 2014 was 4.1 million vehicles. Factors contributing to the continued market recovery include general economic improvement, low consumer interest rates and the relatively high average age of vehicles, which may be an indicator of pent-up demand. In August 2013, it was reported that the average age of all light vehicles in the U.S. reached 11.4 years, another new record according to Polk Automotive Research.

Net sales in the first quarter of 2014 decreased $23.0 million, or 11 percent, to $183.4 million from $206.4 million in the comparable period a year ago.  Wheel sales in the first quarter of 2014 decreased $23.1 million, or 11 percent, to $181.2 million from $204.3 million in the comparable period a year ago, as wheel unit shipments declined 8 percent in 2014 to 2.8 million.

Gross profit in the first quarter of 2014 was $15.6 million, or 9 percent of net sales, compared to $13.5 million, or 7 percent of net sales, in the comparable period a year ago.  Operating income for the first quarter of 2014 was $7.7 million, a $1.4 million improvement over operating income of $6.3 million for the first quarter of 2013. Net income for the first quarter of 2014 was $4.8 million, or $0.18 per diluted share and included income tax expense of $3.2 million. In comparison, net income in the first quarter of 2013 was $4.9 million, or $0.18 per diluted share which included income tax expense of $1.9 million.

Supported by the expectation of continued strength in the North American market, we announced in 2013 our plans to invest between $125 million and $135 million to build a new manufacturing facility in Mexico, which we currently project will be operational in late 2014. In June 2013 we entered into a contract for the construction of the new facility and we subsequently entered into contracts for the purchase of equipment for the new facility. The total value of these contracts was approximately $108.7 million at the end of the first quarter of 2014.

Under the share repurchase program we instituted in 2013 to enhance shareholder value, we repurchased 92,485 additional shares of company stock at a cost of $1.8 million in the first quarter of 2014. Total investment under the program was $10.0 million as of the end of the first quarter of 2014.

Results of Operations

(Dollars in thousands, except per share amounts)
	Thirteen Weeks Ended
Selected data	March 30, 2014	March 31, 2013
Net sales	$183,390	$206,441
Gross profit	$15,636	$13,518
Percentage of net sales	8.5%	6.5%
Income from operations	$7,702	$6,309
Percentage of net sales	4.2%	3.1%
Net income	$4,822	$4,934
Percentage of net sales	2.6%	2.4%
Diluted income per share	$0.18	$0.18

Net Sales

As noted above, net sales in the first quarter of 2014 decreased $23.0 million, or 11 percent, to $183.4 million from $206.4 million in the comparable period a year ago.  Wheel sales in the first quarter of 2014 decreased $23.1 million to $181.2 million from $204.3 million in 2013. The decline in wheel sales primarily resulted from 8 percent lower unit shipments in the first quarter of 2014 compared to the first quarter of 2013. Unit shipments decreased to GM, Chrysler, Ford, Toyota, BMW, VW and Subaru, while shipments to Nissan and Tesla increased. Shipments to other customers were minimal and remained relatively unchanged. The average selling price of our wheels decreased 4 percent primarily reflecting the decline in the value of the aluminum component of sales which we generally pass through to our customers. The decline in aluminum value resulted in $6.9 million lower revenues in the first quarter of 2014 when compared to 2013. Wheel development revenues totaled $2.0 million in the first quarter of 2014 and 2013.

U.S. Operations
Net sales of our U.S. wheel plants in the first quarter of 2014 decreased $12.4 million, or 16 percent, to $64.5 million from $76.9 million in the comparable period a year ago reflecting a decrease in unit shipments, partially offset by an increase in average selling prices. Wheel sales in the first quarter of 2014 decreased $12.4 million, or 17 percent, to $62.5 million from $74.9 million in the first quarter last year, with a $14.4 million revenue decline attributable to a 19 percent decrease in unit shipments. The average unit selling price increased 3 percent due to a favorable mix of wheel sizes and finishes sold, which was partially offset by a decrease in the pass-through price of aluminum. The decline in aluminum value reduced revenues by approximately $2.3 million in 2014 when compared to 2013.

Mexico Operations
Net sales of our Mexico operations in the first quarter of 2014 decreased $10.7 million, or 8 percent, to $118.9 million from $129.6 million in the comparable period a year ago, reflecting a decrease in average selling prices of our wheels and a decline in unit shipments. The average unit selling price decreased 7 percent due to an unfavorable change in the mix of wheel sizes and finishes sold and a decline in the value of the aluminum component of sales, which we generally pass through to our customers. The decline in aluminum value reduced revenues by approximately $4.6 million in the first quarter of 2014 when compared to the first quarter of 2013. Unit shipments decreased 1 percent in the first quarter of 2014, with the lower volume resulting in a $1.4 million decline in revenue.

Customer Comparisons
As reported by industry publications, North American production of passenger cars and light trucks in the first quarter of 2014 was up approximately 4 percent compared to the same quarter in the previous year, while our unit wheel shipments declined 8 percent for the comparable period.  The overall increase in North American light vehicle production included a 10 percent increase in the light-duty truck category and a 3 percent decline for passenger cars. Comparing the same time periods for Superior, our shipments of light truck wheels declined 10 percent while passenger car wheel shipments were largely unchanged.

OEM unit shipment composition by customer was as follows:

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
Ford	43%	42%
General Motors	23%	25%
Toyota	12%	9%
Chrysler	10%	12%
International customers (excluding Toyota)	12%	12%
Total	100%	100%

At the customer level, unit shipments to Ford in the first quarter of 2014 decreased 4 percent compared to the first quarter last year, as light-duty truck wheels decreased 5 percent and passenger car wheel shipments decreased 1 percent.  At the program level, the major unit shipment declines were for the Edge, F-Series Truck and Mustang, partially offset by unit shipment increases for the Fusion.

Shipments to GM in the first quarter of 2014 decreased 18 percent compared to the first quarter of 2013, as passenger car wheel shipments decreased 35 percent and light-duty truck wheel shipments decreased 15 percent.  The major unit shipment decreases to GM were for the GMT 900/K2XX Platform vehicles and the Impala, partially offset by unit shipment increases for the Cadillac SRX and ATS, as well as for the Buick Enclave.

Shipments to Toyota in the first quarter of 2014 decreased 9 percent compared to the first quarter last year, as shipments of passenger car wheels decreased 21 percent and light-duty truck wheels decreased 2 percent.  The major unit shipment decreases to Toyota were for the Avalon and Highlander, partially offset by increases for the Camry, Tundra and Sequoia.

Shipments to Chrysler in the first quarter of 2014 declined 24 percent compared to the first quarter last year, as shipments of light-duty truck wheels decreased 26 percent while passenger car wheel shipments increased 9 percent.  The major unit shipment decreases to Chrysler were for the Dodge Journey and Caravan, and Jeep Compass and Grand Cherokee, which were partially offset by unit shipment increases for the Chrysler Town & Country, Dodge Durango and Ram Truck.

Shipments to international customers (excluding Toyota) in the first quarter of 2014 increased 24 percent compared to the first quarter of 2013, as shipments of passenger car wheels increased 32 percent and shipments of light-duty truck wheels increased 4 percent.  At the program level, major unit shipment increases to international customers were for Nissan's Note, Maxima and Altima.

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

Consolidated cost of goods sold decreased $25.2 million to $167.8 million in the first quarter of 2014, or 91 percent of net sales, compared to $192.9 million, or 93 percent of net sales, in the first quarter of 2013. Cost of sales in 2014 primarily reflects an 8 percent decrease in unit shipments and a decrease in aluminum prices, which we generally pass through to our customers. Direct material and subcontract costs decreased approximately $18.6 million to $97.2 million from $115.8 million in the first quarter of 2013. The change in direct material costs includes a reduction of approximately $8.8 million due to aluminum price decreases, which we generally pass through to our customers. Compared to the first quarter of 2013, supply and small tool costs decreased $2.2 million to $5.6 million and repair and maintenance costs decreased $1.0 million to $6.7 million, in the first quarter of 2014. Plant labor and benefit costs were $29.5 million in the first quarter of 2014, a decrease of $5.0 million compared to the first quarter last year. Cost of sales associated with corporate services such as engineering support for wheel program development and manufacturing support decreased $0.9 million in the first quarter of 2014 when compared to the 2013 period.

Included below are the major items that impacted cost of sales for our U.S. and Mexico operations during the first quarter of 2014.

U.S. Operations
Cost of sales for our U.S. operations decreased by $12.3 million, or 16 percent, in the first quarter of 2014 as compared to the first quarter of 2013.  Compared to the prior year, lower cost of sales for our U.S. wheel plants in the 2014 period primarily reflects a 19 percent decrease in unit shipments, decreases in labor and other costs, as well as a $2.5 million decline in aluminum prices, which we generally pass on to our customers. When compared to the prior year, the first quarter 2014 decline in plant labor and benefit costs was approximately $5.4 million, or 25 percent, primarily as a result of decreases in headcount, contract labor and overtime. Additionally, wheels produced per labor hour increased 5 percent while labor cost per wheel increased 2 percent when compared to the first quarter of 2013. Lower cost of sales in the 2014 period also resulted from decreases in supply and small tool costs of $2.1 million and plant repair and maintenance costs of $0.9 million. The improvements were reflective of several items including reduction of headcount in reaction to the unit volume decline, as well as the benefits to manufacturing productivity from capital improvements and increased equipment reliability. The lower production levels, however, had an unfavorable impact on cost of sales from lower absorption of fixed overhead costs in the first quarter of 2014, when compared to last year.

Mexico Operations
Cost of sales for our Mexico operations in the first quarter of 2014 decreased by $12.0 million, or 11 percent, when compared to the first quarter of 2013.  The 2014 decrease primarily reflects an approximate $6.5 million decrease in aluminum prices, which we generally pass through to our customers, and a 1 percent decline in unit shipments. During the first quarter of 2014, plant labor and benefit costs increased approximately $0.4 million, or 3 percent, when compared to the first quarter last year. During the first quarter of 2014, wheels produced per labor hour increased 4 percent while labor cost per wheel decreased 1 percent when compared to the first quarter of 2013.

Gross Profit

Consolidated gross profit increased $2.1 million for the first quarter of 2014 to $15.6 million, or 9 percent of net sales, compared to $13.5 million, or 7 percent of net sales, for the comparable period a year ago.  As indicated above, unit shipments were 8 percent lower in the first quarter of 2014 when compared to the comparable period last year. The improvement in gross profit in the first quarter of 2014 primarily reflects overall improvements in costs and favorable aluminum pricing adjustments discussed below, which offset the impact of the decline in volume.

The cost of aluminum is a component of our selling prices to OEM customers and a significant component of the overall cost of a wheel. The price for aluminum we purchase is adjusted monthly based primarily on changes in certain published market indices. Our selling prices are adjusted periodically based upon aluminum market price changes, but the timing of such adjustments is based on specific customer agreements and can vary from monthly to quarterly. Even if aluminum selling price adjustments were to perfectly match changes in aluminum purchase prices, an increasing aluminum price will result in a declining gross margin percentage - i.e., same gross profit dollars divided by increased sales dollars equals lower gross profit percentage. The opposite is true in periods during which the price of aluminum decreases. In addition, the timing of aluminum price adjustments flowing through sales rarely will match exactly the timing of such changes in cost. As estimated by the company, the favorable impact on gross profit in the first quarter of 2014 related to such differences in timing of aluminum adjustments was approximately $1.7 million when compared to the comparable period in 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2014 increased $0.7 million to $7.9 million, or 4 percent of net sales, from $7.2 million, or 3 percent of net sales, for the comparable period in 2013.  The 2014 period cost increase is primarily attributable to $1.1 million of executive severance costs and $0.4 million higher consulting fees, somewhat offset by lower medical insurance costs of $0.3 million and audit fees of $0.3 million.

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

Consolidated income from operations increased $1.4 million in the first quarter of 2014 to $7.7 million, or 4 percent of net sales, from $6.3 million, or 3 percent of net sales, in the comparable period in 2013.  Income from our Mexican operations increased $1.8 million in the first quarter of 2014. Income from our U.S. operations was relatively flat when comparing the first quarter of 2014 to the comparable period in 2013.  Unallocated corporate costs incurred during the first quarter of 2014 were $0.3 million higher than the comparable period in 2013.

Included below are the major items that impacted income from operations for our U.S. and Mexico operations during 2014.

U.S. Operations
Operating income from our U.S. operations in the first quarter of 2014 was flat when compared to the first quarter last year.  While unit shipments decreased 19 percent, operating income was unchanged in the first quarter of 2014 as the impact of the lower volume was offset by improvements in average selling prices of our wheels and lower costs overall. The average selling price of our wheels increased due to an improved mix of wheel sizes and finishes sold, and the overall cost improvement included reductions in labor, repair, maintenance and supply costs. While costs improved overall, the lower production levels had an unfavorable impact on operating income due to lower absorption of fixed overhead costs in the first quarter of 2014, when compared to last year. As a percentage of net sales, our gross margin decreased 1 percentage point when comparing the first quarter of 2014 with the same period of 2013.

Mexico Operations
Income from operations for our Mexico operations increased $1.8 million in the first quarter of 2014 as compared to the first quarter of 2013.  Income from operations in 2014 reflects an increase in gross profit of $1.4 million. As a percentage of net sales, our gross margins improved 3 percentage points when comparing the first quarter of 2014 with the first quarter of 2013. Income from operations increased as a result of lower manufacturing costs partially offset by lower average selling prices of our wheels and a 1 percent decrease in unit shipments.

U.S. versus Mexico Production
During the first quarter of 2014, wheels produced by our Mexico and U.S. operations accounted for 68 percent and 32 percent, respectively, of our total production.  For the first quarter of 2013, wheels produced by our Mexico and U.S. operations accounted for 60 percent and 40 percent, respectively, of our total production. We currently anticipate that the percentage of production in Mexico will remain between 65 percent and 70 percent of our total production for the remainder of 2014.

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

The effect on deferred taxes of a change in tax rates is recognized in income in the period that the tax rate change is enacted. In assessing the likelihood of realization of deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income taxes when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe that the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. Our valuation allowances totaled $3.4 million as of March 30, 2014 and December 29, 2013, and primarily relate to state deferred tax assets for net operating loss and tax credit carryforwards that are not expected to be realized due to changes in tax law and cessation of business in Kansas.

We record uncertain tax positions in accordance with US GAAP on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. If a position does not meet the more likely than not threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the more likely than not standard is met, the issue is resolved with the taxing authority, or the statute of limitations expires. Positions previously recognized are derecognized when we subsequently determine the position no longer is more likely than not to be sustained. Evaluation of tax positions, their technical merits, and measurements using cumulative probability are highly subjective management estimates. Actual results could differ materially from these estimates.

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

For the thirteen weeks ended March 30, 2014 the provision for income taxes was $3.2 million, which was an effective income tax rate of 40 percent. The effective tax rate was unfavorably affected by non-deductible expenses primarily resulting from recent tax law changes in Mexico, state income taxes (net of federal tax benefit) and interest and penalties on unrecognized tax benefits, partially offset by foreign income taxed at rates that are lower than the U. S. statutory rates.

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

During the first quarter of 2014, the liability for uncertain tax positions increased by $0.5 million to $15.6 million from $15.1 million at December 29, 2013. The increase primarily resulted from $0.4 million of interest and penalties which were recognized in income tax expense during the first quarter of 2014 and a $0.1 million increase for tax positions taken in the current period. During February 2013, Mexico's Tax Administration Service (Servicio de Administracion Tributaria, or "SAT"), finalized its examination of the 2007 tax year of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary. As a result, we reached a settlement with SAT for the 2007 tax year and made a cash payment of $0.3 million during the first quarter of 2013.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Mexico, the Netherlands, India and the United States.  We are no longer open for examination by taxing authorities regarding any U.S. federal income tax returns for years before 2010 while the years open for examination under various state and local jurisdictions vary. The Internal Revenue Service ("IRS") is currently conducting an audit of the 2011 tax year of Superior Industries International and subsidiaries. We expect this IRS audit to be settled in 2014. We expect approximately $8.1 million of unrecognized tax benefits related to our U.S. and Mexico operations will be recognized in the twelve month period ending March 29, 2015 due to the expiration of certain statutes of limitations or due to settlement of uncertain tax positions.

Net Income

Net income in the first quarter of 2014 was $4.8 million, or $0.18 per diluted share, and included income tax expense of $3.2 million, compared to net income in the first quarter of 2013 of $4.9 million, or $0.18 per diluted share, which included income tax expense of $1.9 million.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity primarily include cash, cash equivalents and short-term investments and net cash provided by operating activities and, from time to time, other external sources of funds.  Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $257.0 million and 3.4:1, respectively, at March 30, 2014, versus $284.8 million and 3.9:1 at December 29, 2013.  We have no long-term debt.  As of March 30, 2014, our cash, cash equivalents and short-term investments totaled $161.5 million compared to $203.1 million at December 29, 2013 and $190.1 million at March 31, 2013.

Working capital decreased in the first quarter of 2014 and primarily reflects payments and obligations related to constructing and equipping our new wheel plant in Mexico discussed below, which decreased cash and increased accrued liabilities during the period, partially offset by increases in accounts receivable and prepaid aluminum. At this time, we expect all working capital requirements, funds required for investing activities and cash dividend payments for 2014 to be funded from internally generated funds or existing cash, cash equivalents and short-term investments.  Depending on future requirements, the company may seek to implement some form of financing as it reviews its future capital allocation and capital structure. The level of change in cash and cash provided by operating activities experienced in the first quarter of 2014 may not necessarily be indicative of future results.

During the first half of 2013 we announced our plans to invest between $125 million and $135 million to build a new manufacturing facility in Mexico, supported by the expectation of continued strength in demand for aluminum wheels in the North American market. In June 2013 we entered into a contract for the construction of the new facility and we subsequently entered into contracts for the purchase of equipment for the new facility. Through the end of the first quarter of 2014, the total value of these contracts was approximately $108.7 million, of which $52.8 million was paid in cash in 2013 and 2014, with the remaining payments expected to be made over the next 9 months. We currently project the new facility will be operational in late 2014.

On March 27, 2013, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $30.0 million of our common stock. Under the program, we may repurchase common stock from time to time on the open market or in private transactions. The timing and extent of the repurchases will depend upon market conditions and other corporate considerations in our sole discretion. As of March 30, 2014, additional shares with a total cost of $20.0 million may be purchased under the program authorization. Through March 30, 2014, we repurchased 514,000 shares of our common stock at a total investment of $10.0 million.

The following table presents a summary of the net increase in cash and cash equivalents in the periods presented:

(Dollars in thousands)	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013	Change
Net cash used in operating activities	$(10,686)	$(12,631)	$1,945
Net cash used in investing activities	(24,999)	(7,452)	(17,547)
Net cash (used in) provided by financing activities	(5,708)	431	(6,139)
Effect of exchange rate changes on cash	(109)	2,458	(2,567)
Net decrease in cash and cash equivalents	$(41,502)	$(17,194)	$(24,308)

Operating Activities

Net cash used in operating activities was $10.7 million for the thirteen week period ended March 30, 2014, compared to $12.6 million for the comparable period a year ago.  Compared to the first quarter of 2013, the $1.9 million increase in cash from operating activities resulted primarily from favorable fluctuations in inventory, income taxes payable and accrued liabilities totaling $11.7 million, partially offset by unfavorable fluctuations in other working capital components, primarily prepaid aluminum, accounts receivable and accounts payable totaling $9.9 million.

Investing Activities

Our principal investing activities during the thirteen week period ended March 30, 2014 included the funding of $25.4 million of capital expenditures, including payments totaling $17.0 million related to our new wheel plant discussed above, and the purchase of $0.2 million of certificates of deposit, offset by the receipt of $0.2 million cash proceeds from maturing certificates of deposit and $0.4 million cash proceeds from a life insurance policy.  Investing activities during the comparable period a year ago included the funding of $7.8 million of capital expenditures and the purchase of $0.2 million of certificates of deposit, offset by the receipt of $0.2 million cash proceeds from maturing certificates of deposit and $0.3 million cash proceeds from a life insurance policy.

Financing Activities

Financing activities during the thirteen week period ended March 30, 2014 consisted of the payment of cash dividends on our common stock totaling $4.9 million and the repurchase of our common stock for cash totaling $1.8 million, partially offset by receipt of cash proceeds from the exercise of stock options totaling $1.0 million. Financing activities during the thirteen week period ended March 31, 2013 consisted of the receipt of cash proceeds from the exercise of stock options totaling $0.4 million. In December 2012 the company's Board of Directors approved an accelerated payment of the 2013 regular cash dividends into 2012. Accordingly, a payment of $17.5 million, representing the 2013 regular cash dividend of $0.64, was made in December 2012.

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

Other Commitments

On October 14, 2013, the company and Steven J. Borick entered into a Separation Agreement (the "Separation Agreement"), providing for Mr. Borick's separation from employment as the company's President and Chief Executive Officer. Mr. Borick’s separation was effective March 31, 2014.
In accordance with the Separation Agreement, in addition to payment of his salary and accrued vacation through his separation date, the company will pay or provided Mr. Borick with the following upon his separation:

•	A lump-sum cash payment of $1,345,833,

•	Mr. Borick’s 2013 annual incentive bonus,

•
A grant of a number of shares of company common stock equal to the Black-Scholes value of an annual award of 120,000 stock options divided by the company's closing stock price on the separation date, and

•	Vesting of all of Mr. Borick's unvested stock options and unvested restricted stock.
In the first quarter of 2014, the company accrued an additional $1.1 million of compensation expense in connection with Mr. Borick's Separation Agreement.
Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, changing commodity prices for the materials used in the manufacture of our products and the development of new products.

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican peso, the value of which was unchanged in relation to the U.S. dollar in the first quarter of 2014.  Foreign currency transaction gains and losses were immaterial during the first quarter of 2014 and 2013.  All transaction gains and losses are included in other income (expense) in the condensed consolidated income statements.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at March 30, 2014 of $57.2 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments in place for the delivery of natural gas through 2015. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, we expected to take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to our intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of March 30, 2014 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency.    A significant portion of our business operations are conducted in Mexico. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities and, at March 30, 2014, we had not entered into any foreign exchange contracts.

During the first quarter of 2014, the Mexican peso exchange rate to U.S. dollar averaged 13.2 pesos per U.S. dollar. Based on the balance sheet at March 30, 2014, a 10 percent change in the relationship between the peso and the U.S. dollar may result in a translation impact of between $10.4 million and $12.7 million, which would be recognized in other comprehensive income.

Our business requires us to settle transactions between currencies in both directions, i.e., peso to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” For the first quarter of 2014, we had zero net foreign exchange transaction gains/losses related to the peso. Based on the current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances and there can be no assurances that the net transaction balance will not change significantly in the future.

Natural Gas Purchase Commitments.  When market conditions warrant, we enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as natural gas. However, we do not enter into derivatives or other financial instrument transactions for speculative purposes. At March 30, 2014, we had several purchase commitments in place for the delivery of natural gas through 2015 for a total cost of $2.6 million. These fixed price natural gas contracts may expose us to higher costs that cannot be recouped in selling prices in the event that the market price of natural gas declines below the contract price.  As of March 30, 2014, we have fixed price natural gas purchase agreements for deliveries through 2015 that represent approximately 12 percent of our estimated natural gas consumption through 2015.

Also see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our 2013 Annual Report on Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management” in this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, with the participation of the interim Co-Chief Executive Officers including the Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 30, 2014.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our interim Co-Chief Executive Officers including the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Based on this evaluation, our interim Co-Chief Executive Officers including the Chief Financial Officer concluded that, as of March 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended March 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A – Risk Factors in Part I of our 2013 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.  There have been no material changes from the risk factors described in our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the first quarter of 2014, there were no sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 27, 2013, our Board of Directors approved a new stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $30.0 million of our common stock. Under the Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. Currently, we expect to fund the repurchases through available cash, although credit options are being evaluated in the context of total capital needs. The timing and extent of the repurchases will depend upon market conditions and other corporate considerations in our sole discretion. During 2013, we repurchased and retired 421,199 shares under the program at a total cost of $8.1 million.
The following table provides common stock repurchases made by or on behalf of the company during the three months ended March 30, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
(Thousands of dollars, except per share amounts)
December 30, 2013 - January 26, 2014	92,485	$19.90	92,485
January 27, 2014 - February 23, 2014	—	$—	—
February 24, 2014 - March 30, 2014	—	$—	—
Total	92,485		92,485	$20,026

Item 6.  Exhibits

3.1	Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 23, 2013).
3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 25, 2010).
31.1
Certification of Kerry A. Shiba, Interim Co-Chief Executive Officer, Executive Vice President and Chief Financial Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certification of Michael J. O'Rourke, Interim Co-Chief Executive Officer and Executive Vice President, Sales, Marketing and Operations, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certification of Kerry Shiba, Interim Co-Chief Executive Officer, Executive Vice President and Chief Financial Officer, and Michael J. O'Rourke, Interim Co-Chief Executive Officer and Executive Vice President, Sales, Marketing and Operations, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T).
Items 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date:	May 2, 2014	/s/ Kerry A. Shiba
Kerry A. Shiba Interim Co-Chief Executive Officer, Executive Vice President, Chief Financial Officer

Date:	May 2, 2014	/s/ Michael J. O'Rourke
Michael J. O'Rourke Interim Co-Chief Executive Officer, Executive Vice President, Sales, Marketing and Operations