Form 10-Q
period 2014-06-29
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2014-07-31
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014

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
Yes  ☐    No  ☑

Number of shares of no par value common stock outstanding as of July 25, 2014: 26,718,284

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Condensed Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
NET SALES	$198,966	$198,993	$382,356	$405,434
Cost of sales	183,234	182,756	350,988	375,679
GROSS PROFIT	15,732	16,237	31,368	29,755
Selling, general and administrative expenses	7,288	7,090	15,221	14,299
INCOME FROM OPERATIONS	8,444	9,147	16,147	15,456
Interest income, net	311	441	660	876
Other income (expense), net	(93)	283	(86)	414
INCOME BEFORE INCOME TAXES	8,662	9,871	16,721	16,746
Provision for income taxes	(3,623)	(3,547)	(6,860)	(5,488)
NET INCOME	$5,039	$6,324	$9,861	$11,258
INCOME PER SHARE - BASIC	$0.19	$0.23	$0.36	$0.41
INCOME PER SHARE - DILUTED	$0.18	$0.23	$0.36	$0.41
DIVIDENDS DECLARED PER SHARE	$0.18	$—	$0.36	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Net income	$5,039	$6,324	$9,861	$11,258
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	529	(7,633)	418	(1,693)
Defined benefit pension plan:
Amortization of amounts resulting from changes in actuarial assumptions	30	134	59	269
Tax provision	(11)	(50)	(22)	(100)
Pension changes, net of tax	19	84	37	169
Other comprehensive income (loss), net of tax	548	(7,549)	455	(1,524)
Comprehensive income	$5,587	$(1,225)	$10,316	$9,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	June 29, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$126,697	$199,301
Short term investments	3,750	3,750
Accounts receivable, net	111,443	89,623
Inventories	66,599	67,193
Income taxes receivable	2,264	7,584
Deferred income taxes, net	7,925	7,917
Other current assets	12,682	8,850
Total current assets	331,360	384,218
Property, plant and equipment, net	262,469	219,892
Investment in and advances to unconsolidated affiliate	4,522	4,565
Non-current deferred income taxes, net	14,782	14,664
Non-current assets	30,794	30,049
Total assets	$643,927	$653,388

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,709	$34,494
Accrued expenses	66,012	64,936
Total current liabilities	97,721	99,430

Non-current income tax liabilities	16,019	15,050
Non-current deferred income tax liabilities, net	21,072	21,070
Other non-current liabilities	34,038	34,775
Commitments and contingencies (Note 14)	—	—
Shareholders' equity:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 26,884,201 shares
(27,155,550 shares at December 29, 2013)	77,837	75,305
Accumulated other comprehensive loss	(59,908)	(60,363)
Retained earnings	457,148	468,121
Total shareholders' equity	475,077	483,063
Total liabilities and shareholders' equity	$643,927	$653,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Twenty-six Weeks Ended
	June 29, 2014	June 30, 2013
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,541	$15,366

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(55,478)	(17,140)
Proceeds from life insurance policy	352	297
Proceeds from sales and maturities of investments	2,800	2,800
Purchase of investments	(2,800)	(2,800)
Other	164	2
NET CASH USED IN INVESTING ACTIVITIES	(54,962)	(16,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(9,776)	—
Cash paid for common stock repurchase	(12,979)	—
Proceeds from exercise of stock options	3,471	1,133
Excess tax benefits from exercise of stock options	26	324
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(19,258)	1,457

Effect of exchange rate changes on cash	75	(810)

Net decrease in cash and cash equivalents	(72,604)	(828)

Cash and cash equivalents at the beginning of the period	199,301	203,364

Cash and cash equivalents at the end of the period	$126,697	$202,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(Dollars in thousands, except per share data)
(Unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Cumulative
	Number of Shares	Amount	Pension Obligations	Translation Adjustment	Retained Earnings	Total
Balance at December 29, 2013	27,155,550	$75,305	$(2,258)	$(58,105)	$468,121	$483,063
Net income					9,861	9,861
Change in employee benefit plans, net of taxes			37	—	—	37
Net foreign currency translation adjustment			—	418	—	418
Stock options exercised	218,865	3,471	—	—	—	3,471
Restricted stock awards granted, net of forfeitures	162,569	—	—	—	—	—
Stock-based compensation expense	—	1,243	—	—	—	1,243
Tax impact of stock options	—	(306)	—	—	—	(306)
Common stock repurchased	(652,783)	(1,876)	—	—	(11,103)	(12,979)
Cash dividends declared ($0.36 per share)	—	—	—	—	(9,731)	(9,731)
Balance at June 29, 2014	26,884,201	$77,837	$(2,221)	$(57,687)	$457,148	$475,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Notes to Condensed Consolidated Financial Statements
June 29, 2014
(Unaudited)

Note 1 – Nature of Operations

Headquartered in Van Nuys, California, the principal business of Superior Industries International, Inc. (referred to herein as the “company” or in the first person notation “we,” “us” and “our”) is the design and manufacture of aluminum road wheels for sale to original equipment manufacturers ("OEMs"). We are one of the largest suppliers of cast aluminum wheels to the world’s leading automobile and light-duty truck manufacturers, with wheel manufacturing operations in the United States and Mexico.  Customers in North America represent the principal market for our products. In addition, the majority of our net sales to international customers by our North American facilities are delivered primarily to such customers' assembly operations in North America.

Ford Motor Company ("Ford"), General Motors Company ("GM"), Toyota Motor Company ("Toyota") and Chrysler Group LLC ("Chrysler") were our customers individually accounting for more than 10 percent of our consolidated sales in the first two quarters of 2014 and together represented approximately 90 percent and 92 percent of our total sales during the first two quarters of 2014 and 2013, respectively. We also manufacture aluminum wheels for BMW, Mazda, Mitsubishi, Nissan, Subaru, Tesla and Volkswagen.  The loss of all or a substantial portion of our sales to Ford, GM, Toyota or Chrysler would have a significant adverse impact on our operating results and financial condition. This risk is partially mitigated by our long-term relationships with these OEM customers and our supply arrangements, which are generally for multi-year periods.

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

We use a 4-4-5 convention for our fiscal quarters, which are thirteen week periods generally ending on the last Sunday of each calendar quarter.  We refer to these thirteen week fiscal periods as “quarters” throughout this report.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and, in our opinion, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated income statements for the thirteen and twenty-six week periods ended June 29, 2014 and June 30, 2013, (ii) the condensed consolidated statements of comprehensive income for the thirteen and twenty-six week periods ended June 29, 2014 and June 30, 2013, (iii) the condensed consolidated balance sheets at June 29, 2014 and December 29, 2013, (iv) the condensed consolidated statements of cash flows for the twenty-six week periods ended June 29, 2014 and June 30, 2013, and (v) the condensed consolidated statement of shareholders’ equity for the twenty-six week period ended June 29, 2014. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP.  The condensed consolidated balance sheet as of December 29, 2013, included in this report, was derived from our 2013 audited financial statements, but does not include all disclosures required by U.S. GAAP.

New Accounting Pronouncement

In May 2014, the FASB issued an Accounting Standards Update ("ASU") entitled “Revenue from Contracts with Customers.” The ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

Note 3 – Investment in Unconsolidated Affiliate

On June 28, 2010, we executed a share subscription agreement with Synergies Castings Limited ("Synergies"), a private aluminum wheel manufacturer based in Visakhapatnam, India, providing for our acquisition of a minority interest in Synergies. As of June 29, 2014, the total cash investment in Synergies amounted to $4.5 million, representing 12.6 percent of the outstanding equity shares of Synergies. Our Synergies investment is accounted for using the cost method. During 2011, a group of existing equity holders, including the company, made a loan of $1.5 million to Synergies for working capital needs. The company's share of this unsecured advance was $450,000. The principal balance as of June 29, 2014 was $202,000 and is scheduled to be repaid over the next 10 months.

Note 4 – Stock-Based Compensation

2008 Equity Incentive Plan

Our 2008 Equity Incentive Plan (the "Plan") was amended and restated effective May 22, 2013 upon approval by our shareholders at our annual shareholders meeting. As amended, the plan authorizes us to issue up to 3.5 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants.  At June 29, 2014, there were 1.9 million shares available for future grants under this plan. No more than 600,000 shares may be used under the plan as “full value” awards, which include restricted stock and performance units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options and restricted shares granted under the plan generally require no less than a three year ratable vesting period.

During the first two quarters of 2014 no stock options were granted, 218,865 stock options were exercised and 13,500 options were canceled.

During the first two quarters of 2014 we granted restricted shares, or “full value” awards under our Plan, totaling 33,000 shares. The fair values of each issued restricted share on the applicable date of grant averaged $19.16 for the first two quarters of 2014. In addition, during the second quarter of 2014, we granted 35,081 restricted shares in connection with Mr. Steven J. Borick's, our former company President and Chief Executive Officer's, separation agreement (see Note 14 - Commitments and Contingencies). These shares fully vested on the grant date (March 31, 2014) and the cost was recognized from the date of the separation agreement (October 14, 2013) through March 31, 2014, the separation date. The shares issued also were net of an amount equal to required tax withholdings. The cash equivalent of the withheld shares was remitted by the company to the tax authorities. Restricted share awards, which are generally subject to forfeiture if employment terminates prior to the shares vesting, are expensed ratably over the vesting period. Shares of restricted stock are considered issued and outstanding at the date of grant and have the same dividend and voting rights as other common stock. Dividends paid on the restricted shares are non-forfeitable if the restricted shares do not ultimately vest.

Other Awards

During the second quarter ended June 29, 2014 we granted 132,455 restricted shares, including 50,000 shares vesting April 30, 2017, and 82,455 shares vesting on December 31, 2016. The fair value of each of these restricted shares was $19.44. These grants were made outside of the 2008 Equity Incentive Plan in connection with the appointment of our new CEO and company President (see Note 14 - Commitments and Contingencies).

Stock-based compensation expense related to our unvested stock options and restricted share awards was allocated as follows:

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Cost of sales	$31	$59	$80	$118
Selling, general and administrative expenses	659	388	1,229	868
Stock-based compensation expense before income taxes	690	447	1,309	986
Income tax benefit	(205)	(100)	(388)	(228)
Total stock-based compensation expense after income taxes	$485	$347	$921	$758

As of June 29, 2014, a total of $5.3 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.3 years.  There were no significant capitalized stock-based compensation costs at June 29, 2014 and December 29, 2013.

Note 5 – Business Segments

Our Chief Executive Officer is our chief operating decision maker ("CODM").  Our CODM evaluates both consolidated and disaggregated financial information at each manufacturing facility in deciding how to allocate resources and assess performance.  Each manufacturing facility functions as a separate cost center, manufactures the same products, ships product to the same group of customers, and utilizes the same cast manufacturing process and, as a result, production can be transferred among our facilities.  Accordingly, we operate as a single integrated business and, as such, have only one operating segment - original equipment aluminum automotive wheels.  Net sales and net property, plant and equipment by geographic area are summarized below.

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-six Weeks Ended
Net sales:	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
U.S.	$73,583	$77,255	$138,068	$154,138
Mexico	125,383	121,738	244,288	251,296
Consolidated net sales	$198,966	$198,993	$382,356	$405,434

Property, plant and equipment, net:			June 29, 2014	December 29, 2013
U.S.			$64,344	$62,821
Mexico			198,125	157,071
Consolidated property, plant and equipment, net			$262,469	$219,892

Note 6 – Pre-Production Costs Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products manufactured for our customers under long-term supply agreements. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customers and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Recognized deferred tooling revenues included in net sales in the condensed consolidated income statements totaled $2.1 million and $2.9 million for the thirteen weeks ended June 29, 2014 and June 30, 2013, respectively, and $4.1 million and $4.8 million for the twenty-six weeks ended June 29, 2014 and June 30, 2013, respectively. The following table summarizes the unamortized customer-owned tooling costs included in our non-current assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities.

(Dollars in Thousands)	June 29, 2014	December 29, 2013
Unamortized Preproduction Costs
Preproduction costs	$63,697	$60,776
Accumulated amortization	(49,795)	(46,213)
Net preproduction costs	$13,902	$14,563

Deferred Tooling Revenues
Accrued expenses	$5,168	$5,950
Other non-current liabilities	2,086	2,619
Total deferred tooling revenues	$7,254	$8,569

Note 7 – Income Per Share

In accordance with U.S. GAAP, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share includes the dilutive effect of outstanding stock options calculated using the treasury stock method.

The computation of diluted earnings per share does not include stock option awards that were outstanding and anti-dilutive (i.e., including such awards would result in higher earnings per share), since the exercise prices of these awards exceeded the average market price of the company’s common stock during the respective periods.  For the thirteen and twenty-six week periods ended June 29, 2014 there were 0.9 million shares issuable under outstanding stock options excluded from the computations.  For the thirteen and twenty-six week periods ended June 30, 2013, there were 1.8 million and 1.6 million shares issuable under outstanding stock options excluded from the computations, respectively. Summarized below are the calculations of basic and diluted earnings per share.

(In thousands, except per share amounts)	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Basic Income Per Share:
Reported net income	$5,039	$6,324	$9,861	$11,258
Basic income per share	$0.19	$0.23	$0.36	$0.41
Weighted average shares outstanding - Basic	27,180	27,348	27,148	27,328

Diluted Income Per Share:
Reported net income	$5,039	$6,324	$9,861	$11,258
Diluted income per share	$0.18	$0.23	$0.36	$0.41
Weighted average shares outstanding	27,180	27,348	27,148	27,328
Weighted average dilutive stock options	179	104	155	176
Weighted average shares outstanding - Diluted	27,359	27,452	27,303	27,504

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

The effect on deferred taxes of a change in tax rates is recognized in income in the period that the tax rate change is enacted. In assessing the likelihood of realization of deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income taxes when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe that the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. Our valuation allowances totaled $3.4 million as of June 29, 2014 and December 29, 2013, and relate to state deferred tax assets for net operating loss and tax credit carryforwards that are not expected to be realized due to changes in tax law and cessation of business in Kansas.

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

For the thirteen weeks ended June 29, 2014 the provision for income taxes was $3.6 million, which was an effective income tax rate of 42 percent. For the twenty-six weeks ended June 29, 2014 the provision for income taxes was $6.9 million, which was an effective income tax rate of 41 percent. The effective tax rates for the thirteen and twenty-six week periods ended June 29, 2014 were higher than the federal statutory rate as a result of non-deductible expenses primarily related to compensation deduction limitations and recent tax law changes in Mexico, state income taxes (net of federal tax benefit) and interest and penalties on unrecognized tax benefits, partially offset by foreign income taxed at rates that are lower than the U. S. statutory rates.

For the thirteen weeks ended June 30, 2013 the provision for income taxes was $3.5 million, which was an effective income tax rate of 36 percent. The effective tax rate was higher than the federal statutory rate as a result of non-deductible expenses incurred during the quarter and interest on unrecognized tax benefits, partially offset by income tax credits and foreign income taxes that are taxed at rates lower than the U. S. statutory rates. The provision for income taxes for the twenty-six weeks ended June 30, 2013 was $5.5 million, which was an effective income tax rate of 33 percent. The effective tax rate was lower than the federal statutory rate as a result of the favorable impact of the settlement of a tax audit at our Mexican subsidiary discussed below, foreign income taxes (taxed at rates lower than the U. S. statutory rates) and tax credits recognized as a result of the 2013 enactment of the American Taxpayer Relief Act of 2012, partially offset by state income taxes (net of federal tax benefit) and non-deductible expenses incurred during the period.

During the first two quarters of 2014, the liability for uncertain tax positions increased by $0.9 million to $16.0 million from $15.1 million at December 29, 2013. The increase primarily resulted from $0.6 million of interest and penalties which were recognized in income tax expense during the first two quarters of 2014 and a $0.3 million increase for tax positions taken in the current period. During February 2013, Mexico's Tax Administration Service (Servicio de Administracion Tributaria, or "SAT"), finalized its examination of the 2007 tax year of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary. As a result, we reached a settlement with SAT for the 2007 tax year and made a cash payment of $0.3 million during the first quarter of 2013.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Mexico, the Netherlands, India and the United States.  We are no longer open for examination by taxing authorities regarding any U.S. federal income tax returns for years before 2010 while the years open for examination under various state and local jurisdictions vary. The Internal Revenue Service ("IRS") is currently conducting an audit of the 2011 tax year of Superior Industries International and subsidiaries. We expect this IRS audit to be completed in 2014. We expect approximately $7.7 million of unrecognized tax benefits related to our U.S. and Mexico operations will be recognized in the twelve month period ending June 28, 2015 due to the expiration of certain statutes of limitations or due to settlement of uncertain tax positions.

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

Restricted Deposits

We purchase certificates of deposit with maturity dates that expire within twelve months that are used to directly secure or collateralize letters of credit securing our workers’ compensation obligations.  At June 29, 2014 and December 29, 2013, certificates of deposit totaling $3.8 million were restricted in use and were classified as short-term investments on our condensed consolidated balance sheets.

Note 10 – Accounts Receivable

(Dollars in thousands)
	June 29, 2014	December 29, 2013
Trade receivables	$104,088	$82,809
Other receivables	7,807	7,724
	111,895	90,533
Allowance for doubtful accounts	(452)	(910)
Accounts receivable, net	$111,443	$89,623

Note 11 – Inventories

(Dollars in thousands)
	June 29, 2014	December 29, 2013
Raw materials	$16,761	$15,631
Work in process	25,178	27,835
Finished goods	24,660	23,727
Inventories	$66,599	$67,193

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $7.2 million and $5.6 million at June 29, 2014 and December 29, 2013, respectively. Included in raw materials was supplies inventory totaling $9.4 million and $9.2 million at June 29, 2014 and December 29, 2013, respectively.

Note 12 – Property, Plant and Equipment

(Dollars in thousands)
	June 29, 2014	December 29, 2013
Land and buildings	$72,816	$72,310
Machinery and equipment	430,082	421,219
Leasehold improvements and others	9,931	9,152
Construction in progress	119,995	78,442
	632,824	581,123
Accumulated depreciation	(370,355)	(361,231)
Property, plant and equipment, net	$262,469	$219,892

Construction in progress includes $108.5 million and $66.3 million of costs related to our new wheel plant under construction in Mexico, at June 29, 2014 and December 29, 2013, respectively, including amounts accrued in accounts payable and accrued liabilities of $33.2 million and $29.2 million, at June 29, 2014 and December 29, 2013, respectively. Depreciation expense was $7.3 million and $7.1 million for the thirteen weeks ended June 29, 2014 and June 30, 2013, respectively. Depreciation expense was $14.4 million and $14.0 million for the twenty-six weeks ended June 29, 2014 and June 30, 2013, respectively.

Note 13 – Retirement Plans

We have an unfunded supplemental executive retirement plan covering certain officers, key members of management and our non-employee directors.  Subject to certain vesting requirements, the plan provides for retirement benefits based on the average of the final thirty-six months of base salary.  Such benefits become payable upon attaining age sixty-five, or upon retirement, if later.  The benefits are paid biweekly and continue for the remainder of the retiree’s life or for a minimum of ten years. The plan was closed to new participants effective February 3, 2011.

For the twenty-six weeks ended June 29, 2014, payments to retirees or their beneficiaries totaled approximately $662,000.  We presently anticipate benefit payments in 2014 to total approximately $1.5 million.  The following table summarizes the components of net periodic pension cost for the first two quarters of 2014 and 2013.

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Service cost	$304	$67	$325	$134
Interest cost	293	284	586	568
Net amortization	29	134	59	269
Net periodic pension cost	$626	$485	$970	$971

Note 14 – Commitments and Contingencies

Steven J. Borick Separation Agreement

On October 14, 2013, the company and Steven J. Borick entered into a Separation Agreement (the "Separation Agreement"), providing for Mr. Borick's separation from employment as the company's President and Chief Executive Officer. Mr. Borick’s separation was effective March 31, 2014. In accordance with the Separation Agreement, in addition to payment of his salary and accrued vacation through his separation date, the company paid or provided Mr. Borick with the following upon his separation:

•	A lump-sum cash payment of $1,345,833,

•	Mr. Borick’s 2013 annual incentive bonus,

•
A grant of a number of shares of company common stock equal to the Black-Scholes value of an annual award of 120,000 stock options divided by the company's closing stock price on the separation date (See Note 4 - Stock-Based Compensation), and

•	Vesting of all of Mr. Borick's unvested stock options and unvested restricted stock.

In the first quarter of 2014, the company accrued an additional $1.1 million of compensation expense in connection with the Separation Agreement.

Donald J. Stebbins, Executive Employment Agreement
On April 30, 2014, we entered into an Executive Employment Agreement (the “Employment Agreement”) with Donald J. Stebbins in connection with his appointment as President and Chief Executive Officer of the company. The Employment Agreement became effective May 5, 2014 and is for a 3 year term that expires on April 30, 2017, with additional one-year automatic renewals unless either Mr. Stebbins or the company provides advance notice of nonrenewal of the Employment Agreement. The Employment Agreement provides for an annual base salary of $900,000. Mr. Stebbins may receive annual bonuses based on attainment of performance goals, determined by the company’s independent compensation committee, in the amount of 80 percent of annual base salary at threshold level performance, 100 percent of annual base salary at target level performance, and up to 200 percent of annual base salary for performance substantially above target level.
Mr. Stebbins received inducement grants of restricted stock for 50,000 shares vesting April 30, 2017, and an additional number of shares of 82,455 determined by dividing $1,602,920 by the per share value of the company’s common stock on May 5, 2014, with the additional shares vesting on December 31, 2016. Beginning in 2015, Mr. Stebbins will be granted restricted stock unit awards each year under Superior's 2008 Equity Incentive Plan, or any successor equity plan. Under the Employment Agreement, Mr. Stebbins is to be granted time-vested restricted stock units each year, cliff vesting at the third fiscal year end following grant, for a number of shares equal to 66.7 percent of his annual base salary divided by the per share value of Superior’s common stock on the date of grant. In addition, Mr. Stebbins is to be granted performance-vested restricted stock units each year, vesting based on company performance goals established by the independent compensation committee during the three fiscal years following grant, for a maximum number of shares equal to 200 percent of his annual base salary divided by the per share value of Superior’s common stock on the date of grant. In general, the equity awards vest only if Mr. Stebbins continues in employment with the company through the vesting date or end of the performance period.
The Employment Agreement provides Mr. Stebbins a lump sum severance payment of one year's base salary plus a prorated amount of his current year annual bonus at target level, and 12 months’ health care continuation, if he is terminated without “cause” or resigns for “good reason” other than within one year following a change in control of Superior. The severance payment is two year's base salary and two times current year annual bonus at target level, and health care continuation is 24 months, if Mr. Stebbins is terminated without “cause” or resigns for “good reason” within one year following a change in control of Superior. These severance payments and benefits, and the acceleration of equity awards described above, are conditioned upon Mr. Stebbins providing Superior a release of claims.

Stock Repurchase Program

In March 2013, our board of directors approved a new stock repurchase program authorizing the repurchase of up to $30.0 million of our common stock. This new repurchase program replaced the previously existing share repurchase program. Under the repurchase program, we may repurchase common stock from time to time on the open market or in private transactions. Currently, we expect to fund the repurchases through available cash, although credit options are being evaluated in the context of total capital needs. The timing and extent of the repurchases will depend upon market conditions and other corporate considerations at the company's sole discretion. Shares repurchased under the program totaled 1,073,982 at a cost of $21.1 million through June 29, 2014, including 652,783 shares repurchased at a cost of $13.0 million in the first two quarters of 2014. Subsequent to the end of our second quarter, we repurchased an additional 226,657 shares at a cost of $4.6 million, through July 25, 2014.

Mexico Facility

In June 2013 we entered into a contract for the construction of the facility for our new wheel plant in Mexico and subsequently entered into non-cancellable contracts for the purchase of equipment for the new facility. These contracts are denominated in U.S. dollars, Mexican pesos and euros with a U.S. dollar value at June 29, 2014 of approximately $115.7 million, of which $75.4 million was paid in cash in 2013 and 2014, with the remaining payments expected to be made over the next 6 months.

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for our operations in Mexico requires the transfer of funds denominated in the Mexican peso, the value of which was unchanged in relation to the U.S. dollar in the first two quarters of 2014.  Foreign currency transaction losses totaled $0.2 million in the second quarter of 2014, while transaction gains totaled $0.3 million in the second quarter of 2013. Foreign currency transaction losses totaled $0.2 million in the first two quarters of 2014 while transaction gains totaled $0.4 million in the first two quarters of 2013. All transaction gains and losses are included in other income (expense) in the condensed consolidated income statements.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at June 29, 2014 of $56.6 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. At June 29, 2014 we have several purchase commitments in place for the delivery of natural gas in 2014 through 2015 for a total cost of $2.1 million. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, we expected to take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments in effect as of June 29, 2014 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

Note 16 - Subsequent Event
On July 30, 2014, we announced the planned closure of our wheel manufacturing facility located in Rogers, Arkansas, that will result in a workforce reduction of approximately 500 employees. The planned closure of the Rogers facility, which is expected to be effective in the fourth quarter of 2014, was approved on July 29, 2014. The action was necessary in order to reduce costs and enhance our global competitive position.
We expect to incur severance costs as a result of this plant action of approximately $2.0-$2.5 million over the next six to nine months. Fixed asset related charges associated with closing the facility have yet to be determined, but are expected to be recorded primarily in the third and fourth quarters of 2014. At June 29, 2014, the net book value of the manufacturing equipment at the Rogers facility was approximately $21.9 million. Other costs to be incurred as part of the closure also have not yet been determined.

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

Executive Overview

Overall North American production of passenger cars and light-duty trucks in the second quarter of 2014 was reported by industry publications as being up by approximately 4 percent overall versus the comparable period a year ago, continuing the trend of growth since the 2009 recession. There was a shift in product category mix as production of passenger cars declined 4 percent while production of light-duty trucks -- the light-duty truck category includes pick-up trucks, SUV's, vans and "crossover vehicles"-- increased 10 percent.  The production level for the North American automotive industry for the second quarter of 2014 was 4.4 million vehicles. Factors contributing to the continued market recovery include general economic improvement, low consumer interest rates and the relatively high average age of vehicles, which may be an indicator of pent-up demand. In June 2014, it was reported that the average age of all light vehicles in the U.S. remained steady at a previously reported record level of 11.4 years, according to IHS Automotive.

Net sales in the second quarter of 2014 were unchanged when compared to the second quarter of 2013, totaling $199.0 million for both periods.  Wheel sales in the second quarter of 2014 increased $0.8 million, to $196.6 million from $195.8 million in the comparable period a year ago, as wheel unit shipments increased 1 percent in 2014 to 3.0 million.

Gross profit in the second quarter of 2014 was $15.7 million, or 8 percent of net sales, compared to $16.2 million, or 8 percent of net sales, in the comparable period a year ago.  Operating income for the second quarter of 2014 was $8.4 million, a $0.7 million decline from operating income of $9.1 million for the second quarter of 2013. Net income for the second quarter of 2014 was $5.0 million, or $0.18 per diluted share. In comparison, net income in the second quarter of 2013 was $6.3 million, or $0.23 per diluted share.

Supported by the expectation of continued strength in the North American market, we announced in 2013 our plans to invest between $125 million and $135 million to build a new manufacturing facility in Mexico, which we currently project will be operational in late 2014. In June 2013 we entered into a contract for the construction of the new facility and we subsequently entered into contracts for the purchase of equipment for the new facility. As of the end of the second quarter of 2014 the total value of these contracts was approximately $115.7 million.

Under the share repurchase program we instituted in 2013 to enhance shareholder value, we repurchased 560,298 additional shares of company stock at a cost of $11.1 million in the second quarter of 2014. As of the end of the second quarter of 2014 the total investment under the program was $21.1 million.

We recently announced that subsequent to the end of the second quarter of 2014, we completed a review of initiatives to reduce costs and enhance our global competitive position. Based on this review, we committed to a plan to close operations at our Rogers, Arkansas facility effective during the fourth quarter of 2014. The closure will result in a reduction of workforce of approximately 500 employees. We expect to incur related severance costs of approximately $2.0-$2.5 million over the next six to nine months. Fixed asset related charges associated with closing the facility have yet to be determined. At June 29, 2014, the net book value of the fixed assets at the Rogers facility was approximately $21.9 million. Other costs to be incurred as part of the closure also have not yet been determined.
Results of Operations

(Dollars in thousands, except per share amounts)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
Selected data	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net sales	$198,966	$198,993	$382,356	$405,434
Gross profit	$15,732	$16,237	$31,368	$29,755
Percentage of net sales	7.9%	8.2%	8.2%	7.3%
Income from operations	$8,444	$9,147	$16,147	$15,456
Percentage of net sales	4.2%	4.6%	4.2%	3.8%
Net income	$5,039	$6,324	$9,861	$11,258
Percentage of net sales	2.5%	3.2%	2.6%	2.8%
Diluted income per share	$0.18	$0.23	$0.36	$0.41

Net Sales

As noted above, net sales in the second quarter of 2014 were unchanged when compared to the second quarter of 2013, totaling $199.0 million for both periods.  Wheel sales in the second quarter of 2014 increased $0.8 million to $196.6 million from $195.8 million in 2013 as wheel shipments increased 1 percent in the 2014 period. Unit shipments increased to Ford, Nissan, GM, Subaru, VW and Tesla, while shipments to Chrysler, Toyota and BMW decreased. Shipments to other customers were minimal and remained relatively unchanged. The average selling price of our wheels decreased slightly primarily reflecting the decline in the value of the aluminum component of sales which we generally pass through to our customers. The decline in aluminum value resulted in $2.1 million lower revenues in the second quarter of 2014 when compared to 2013. Wheel development revenues totaled $2.3 million in the second quarter of 2014 and $3.2 million in the comparable 2013 period.

Net sales in the first half of 2014 decreased $23.0 million, or 6 percent, to $382.4 million from $405.4 million in the comparable period a year ago.  Wheel sales in the first half of 2014 decreased $22.2 million to $377.9 million from $400.1 million in 2013. The decline in wheel sales primarily resulted from 4 percent lower unit shipments in the first half of 2014 compared to the first half of 2013. The average selling price of our wheels decreased 2 percent primarily reflecting the decline in the value of the aluminum component of sales which we generally pass through to our customers. The decline in aluminum value resulted in $9.1 million lower revenues in the first half of 2014 when compared to 2013. Wheel development revenues totaled $4.5 million in the first half of 2014 and $5.3 million in the comparable 2013 period.

U.S. Operations
Net sales of our U.S. wheel plants in the second quarter of 2014 decreased $3.7 million, or 5 percent, to $73.6 million from $77.3 million in the comparable period a year ago reflecting a decrease in unit shipments, partially offset by an increase in average selling prices. Wheel sales in the second quarter of 2014 decreased $3.0 million, or 4 percent, to $71.4 million from $74.4 million in the second quarter last year, with a $5.9 million revenue decline attributable to a 8 percent decrease in unit shipments. The average unit selling price increased 4 percent due to a favorable mix of wheel sizes and finishes sold, which was partially offset by a decrease in the pass-through price of aluminum. The decline in aluminum value reduced revenues by approximately $0.8 million in 2014 when compared to 2013.

During the first half of 2014, net sales of our U.S. wheel plants decreased $16.0 million, or 10 percent, to $138.1 million from $154.1 million in the comparable period a year ago reflecting a decrease in unit shipments, partially offset by an increase in average selling prices. Wheel sales in the first half of 2014 decreased $15.4 million, or 10 percent, to $133.9 million from $149.3 million in the first half last year. A 14 percent decrease in unit shipments caused a $20.3 million decline in revenue. The average unit selling price increased 3 percent due to a favorable mix of wheel sizes and finishes sold, which was partially offset by a decrease in the pass-through price of aluminum. The decline in aluminum value reduced revenues by approximately $3.1 million in 2014 when compared to 2013.

Mexico Operations
Net sales of our Mexico operations in the second quarter of 2014 increased $3.7 million, or 3 percent, to $125.4 million from $121.7 million in the comparable period a year ago, reflecting an increase in unit shipments partially offset by a decrease in average selling prices of our wheels. Unit shipments increased 7 percent in the second quarter of 2014, with the higher volume resulting in an $8.0 million revenue increase. The average unit selling price decreased 3 percent partially due to a decline in the value of the aluminum component of sales, which we generally pass through to our customers and an unfavorable change in the mix of wheel sizes and finishes sold. The decline in aluminum value reduced revenues by approximately $1.4 million in the second quarter of 2014 when compared to the second quarter of 2013.

During the first half of 2014, net sales of our Mexico operations decreased $7.0 million, or 3 percent, to $244.3 million from $251.3 million in the comparable period a year ago, reflecting a decrease in average selling prices of our wheels partially offset by an increase in unit shipments. The average unit selling price decreased 5 percent due to a decline in the value of the aluminum component of sales, which we generally pass through to our customers and an unfavorable change in the mix of wheel sizes and finishes sold. The decline in aluminum value reduced revenues by approximately $6.0 million in the first half of 2014 when compared to the first half of 2013. Unit shipments increased 3 percent in the first half of 2014, with the higher volume resulting in a $6.6 million revenue increase.

Customer Comparisons
As reported by industry publications, North American production of passenger cars and light trucks in the second quarter of 2014 was up approximately 4 percent compared to the same quarter in the previous year, while our unit wheel shipments increased 1 percent for the comparable period.  The overall increase in North American light vehicle production included a 10 percent increase in the light-duty truck category and a 4 percent decline for passenger cars. Comparing the same time periods for Superior, our shipments of passenger car wheels increased 2 percent and light-duty truck wheels increased 1 percent.

OEM unit shipment composition by customer was as follows:

	Thirteen Weeks Ended
	June 29, 2014	June 30, 2013
Ford	43%	41%
General Motors	24%	23%
Toyota	11%	13%
Chrysler	10%	12%
International customers (excluding Toyota)	12%	11%
Total	100%	100%

At the customer level, unit shipments to Ford in the second quarter of 2014 increased 5 percent compared to the second quarter last year, as light-duty truck wheels increased 7 percent and passenger car wheel shipments decreased 5 percent.  At the program level, the major unit shipment increases were for the F-Series Truck, Explorer, Expedition and the Lincoln MKC, partially offset by unit shipment decreases for the Edge, Fiesta and Escape.

Shipments to GM in the second quarter of 2014 increased 4 percent compared to the second quarter of 2013, as passenger car wheel shipments increased 33 percent and light-duty truck wheel shipments increased 2 percent.  The major unit shipment increases to GM were for the Chevrolet Volt, Cadillac SRX and the K2XX platform vehicles, partially offset by unit shipment decreases for the Buick LaCrosse.

Shipments to Toyota in the second quarter of 2014 decreased 12 percent compared to the second quarter last year, as shipments of passenger car wheels decreased 26 percent and light-duty truck wheels decreased 2 percent.  The major unit shipment decreases to Toyota were for the Avalon, Venza and Sienna, partially offset by unit shipment increases for the Highlander and Tundra.

Shipments to Chrysler in the second quarter of 2014 declined 14 percent compared to the second quarter last year, as shipments of both light-duty truck wheels and passenger car wheels decreased 14 percent.  The major unit shipment decreases to Chrysler were for the Dodge Journey and Caravan, and the Jeep Compass, which were partially offset by unit shipment increases for the Chrysler Town & Country and Dodge Durango.

Shipments to international customers (excluding Toyota) in the second quarter of 2014 increased 11 percent compared to the second quarter of 2013, as shipments of passenger car wheels increased 23 percent and shipments of light-duty truck wheels decreased 16 percent.  At the program level, major unit shipment increases to international customers were for Nissan's Note and Maxima, and Subaru's Outback, partially offset by unit shipment decreases for the Nissan Altima and BMW X3.

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

Consolidated cost of goods sold decreased $0.4 million to $183.2 million in the second quarter of 2014, or 92 percent of net sales, compared to $182.8 million, or 92 percent of net sales, in the second quarter of 2013. Cost of sales in 2014 primarily reflects a decrease in aluminum prices, which we generally pass through to our customer partially offset by a 1 percent increase in unit shipments. Direct material and subcontract costs decreased approximately $1.6 million to $108.4 million from $110.0 million in the second quarter of 2013. The change in direct material costs includes a reduction of approximately $2.4 million due to aluminum price decreases, which we generally pass through to our customers. Supply and small tool costs decreased $0.1 million to $6.7 million and repair and maintenance costs increased $0.3 million to $7.0 million in the second quarter of 2014 when compared to the second quarter of 2013. Plant labor and benefit costs were $31.2 million in the second quarter of 2014, a decrease of $1.6 million compared to the second quarter last year. Cost of sales associated with corporate services such as engineering support for wheel program development and manufacturing support increased $0.1 million in the second quarter of 2014 when compared to the 2013 period.

For the first half of 2014 our consolidated cost of goods sold decreased $24.7 million to $351.0 million in the first half of 2014, or 92 percent of net sales, compared to $375.7 million, or 93 percent of net sales, in the first half of 2013. Cost of sales in 2014 primarily reflects a 4 percent decrease in unit shipments and a decrease in aluminum prices, which we generally pass through to our customers. Direct material and subcontract costs decreased approximately $20.2 million to $205.6 million from $225.8 million in the first half of 2013. The change in direct material costs includes a reduction of approximately $11.2 million due to aluminum price decreases, which we generally pass through to our customers. Compared to the first half of 2013, supply and small tool costs decreased $2.4 million to $12.2 million and repair and maintenance costs decreased $0.6 million to $13.7 million, in the first half of 2014. Plant labor and benefit costs were $60.7 million in the first half of 2014, a decrease of $6.6 million compared to the first half last year. Cost of sales associated with corporate services such as engineering support for wheel program development and manufacturing support decreased $0.8 million in the first half of 2014 when compared to the 2013 period. The improvements were reflective of several items including reduction of headcount in reaction to the unit volume decline, as well as the benefits to manufacturing productivity from capital improvements and increased equipment reliability. The lower production levels, however, had an unfavorable impact on cost of sales from lower absorption of fixed overhead costs in the first half of 2014, when compared to last year.

Included below are the major items that impacted cost of sales for our U.S. and Mexico operations during the second quarter and first half of 2014.

U.S. Operations
Cost of sales for our U.S. operations decreased by $3.3 million, or 4 percent, in the second quarter of 2014 as compared to the second quarter of 2013.  Compared to the prior year, lower cost of sales for our U.S. wheel plants in the 2014 period primarily reflects an 8 percent decrease in unit shipments, a decrease in labor costs and a $1.0 million decline in aluminum prices, which we generally pass on to our customers. When compared to the prior year, the second quarter 2014 decline in plant labor and benefit costs was approximately $2.8 million, or 15 percent, primarily as a result of decreases in headcount and contract labor costs. Additionally, wheels produced per labor hour increased 19 percent while labor cost per wheel decreased 4 percent when compared to the second quarter of 2013. Cost of sales in the 2014 period also include an increase in plant repair and maintenance costs of $0.3 million, while supply and small tool costs were flat when compared to the second quarter of 2013. Overall, costs for the period declined, however, lower production levels had an unfavorable impact on cost of sales from lower absorption of fixed overhead costs in the second quarter of 2014, when compared to last year.

For the first half of 2014, cost of sales for our U.S. operations decreased by $15.6 million, or 10 percent, when compared to the first half of 2013.  Lower cost of sales for our U.S. wheel plants in the 2014 period primarily reflects a 14 percent decrease in unit shipments, decreases in labor and other costs, as well as a $3.5 million decline in aluminum prices, which we generally pass on to our customers. When compared to the prior year, the first half of 2014 decline in plant labor and benefit costs was approximately $8.2 million, or 20 percent, primarily as a result of decreases in headcount, contract labor and overtime. Additionally, wheels produced per labor hour increased 12 percent while labor cost per wheel decreased 1 percent when compared to the first half of 2013. Lower cost of sales in the 2014 period also resulted from decreases in supply and small tool costs of $2.1 million and plant repair and maintenance costs of $0.6 million. The improvements were reflective of several items including reduction of headcount in reaction to the unit volume decline, as well as the benefits to manufacturing productivity from capital improvements and increased equipment reliability. The lower production levels, however, had an unfavorable impact on cost of sales from lower absorption of fixed overhead costs in the first half of 2014, when compared to last year.

Mexico Operations
Cost of sales for our Mexico operations in the second quarter of 2014 increased by $3.7 million, or 4 percent, when compared to the second quarter of 2013.  The 2014 increase primarily reflects a 7 percent increase in unit shipments and increased labor costs, partially offset by an approximate $1.5 million decrease in aluminum prices, which we generally pass through to our customers. During the second quarter of 2014, plant labor and benefit costs increased approximately $1.2 million, or 9 percent, when compared to the second quarter last year. During the second quarter of 2014, wheels produced per labor hour increased 1 percent while labor cost per wheel increased 8 percent when compared to the second quarter of 2013.

For the first half of 2014, cost of sales for our Mexico operations in the first half of 2014 decreased by $8.3 million, or 4 percent, when compared to the first half of 2013.  Despite a 3 percent increase in unit shipments, the 2014 cost of sales decrease primarily reflects an approximate $8.0 million decrease in aluminum prices, which we generally pass through to our customers, a mix of wheels with lower production costs and improved absorption of fixed overhead costs, when compared to last year. During the first half of 2014, plant labor and benefit costs increased approximately $1.6 million, or 6 percent, when compared to the first half last year. During the first half of 2014, wheels produced per labor hour increased 3 percent while labor cost per wheel increased 4 percent when compared to the first half of 2013.

Gross Profit

Consolidated gross profit decreased $0.5 million for the second quarter of 2014 to $15.7 million, or 8 percent of net sales, compared to $16.2 million, or 8 percent of net sales, for the comparable period a year ago. The decrease in gross profit reflects a variety of items, including unreimbursed cost increases for aluminum alloying premiums and an increase in unreimbursed development costs of $0.9 million, which offset the benefit from the 1 percent increase in unit shipments in the second quarter of 2014 when compared to the comparable period last year. For the first half of 2014, consolidated gross profit increased $1.6 million to $31.4 million, or 8 percent of net sales, compared to $29.8 million, or 7 percent of net sales, for the comparable period a year ago. Unit shipments decreased 4 percent in the first half of 2014, when compared to the comparable period last year. The improvement in gross profit in the first half of 2014 primarily reflects overall improvements in costs and favorable timing of aluminum pricing adjustments as explained below, which offset the impact of the decline in volume.

The cost of aluminum is a component of our selling prices to OEM customers and a significant component of the overall cost of a wheel. The price for aluminum we purchase is adjusted monthly based primarily on changes in certain published market indices. Our selling prices are adjusted periodically based upon aluminum market price changes, but the timing of such adjustments is based on specific customer agreements and can vary from monthly to quarterly. Even if aluminum selling price adjustments were to perfectly match changes in aluminum purchase prices, an increasing aluminum price will result in a declining gross margin percentage - i.e., same gross profit dollars divided by increased sales dollars equals lower gross profit percentage. The opposite is true in periods during which the price of aluminum decreases. In addition, although our sales are continuously adjusted for aluminum price changes, these adjustments rarely will match exactly the changes in our aluminum purchase prices and cost of sales.  As estimated by the company, the favorable impact on gross profit related to such differences in timing of aluminum adjustments was approximately $0.3 million in the second quarter of 2014 and $2.1 million for the first half of 2014, when compared to the comparable periods in 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2014 increased $0.2 million to $7.3 million, or 4 percent of net sales, from $7.1 million, or 4 percent of net sales, for the comparable period in 2013.  The 2014 period cost increase is primarily attributable to higher other professional service fees of $0.4 million, legal fees of $0.3 million and stock-based compensation expenses of $0.3 million, while the 2013 period included a $0.4 million expense related to a Mexico customs audit settlement. For the first half of 2014, selling, general and administrative expenses were $15.2 million, or 4 percent of net sales, compared to $14.3 million, or 4 percent of net sales for the comparable period last year. The 2014 period cost increase is primarily attributable to a $1.0 million increase in executive severance costs and $0.8 million higher other professional service fees, somewhat offset by lower audit fees of $0.3 million, and, as noted above, a $0.4 million expense related to a customs audit settlement in 2013.

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

Consolidated income from operations decreased $0.7 million in the second quarter of 2014 to $8.4 million, or 4 percent of net sales, from $9.1 million, or 5 percent of net sales, in the comparable period in 2013.  Income from our Mexican operations increased $0.7 million in the second quarter of 2014. For the second quarter of 2014 income from our U.S. operations increased $0.5 million when compared to the second quarter of 2013.  Unallocated corporate costs incurred during the second quarter of 2014 were $1.9 million higher than the comparable period in 2013 and included increases in unreimbursed development costs of $0.9 million, consulting fees of $0.4 million, legal fees of $0.3 million and $0.2 million of stock-based compensation expenses.

Consolidated income from operations increased $0.6 million to $16.1 million, or 4 percent of net sales, in the first half of 2014 from $15.5 million, or 4 percent of net sales, in the comparable period in 2013.  Income from our Mexican operations increased $2.5 million in the first half of 2014. Income from our U.S. operations increased $0.4 million when comparing the first half of 2014 to the comparable period in 2013.  Unallocated corporate costs incurred during the first half of 2014 were $2.2 million higher than the comparable period in 2013 including increases in executive severance costs of $1.0 million, consulting fees of $0.8 million and unreimbursed development costs of $0.6 million.

Included below are the major items that impacted income from operations for our U.S. and Mexico operations during 2014.

U.S. Operations
Operating income from our U.S. operations in the second quarter of 2014 increased $0.5 million when compared to the second quarter last year.  Operating income increased in the second quarter of 2014 as improvements in average selling prices of our wheels and lower costs overall offset the impact of an 8 percent decrease in unit shipments. The average selling price of our wheels increased due to an improved mix of wheel sizes and finishes sold, and the overall cost improvement was primarily driven by lower labor costs. While costs improved overall, the lower production levels had an unfavorable impact on operating income due to lower absorption of fixed overhead costs in the second quarter of 2014, when compared to last year. As a percentage of net sales, our gross margin increased slightly in the second quarter of 2014 when compared to the same period of 2013.

For the first half of 2014, income from our U.S. operations increased $0.4 million when compared to the first half last year.  Operating income increased in the first half of 2014 as improvements in average selling prices of our wheels and lower costs overall offset the impact of a 14 percent decrease in unit shipments. The average selling price of our wheels increased due to an improved mix of wheel sizes and finishes sold, and the overall cost improvement included reductions in labor, repair, maintenance and supply costs. While costs improved overall, the lower production levels had an unfavorable impact on operating income due to lower absorption of fixed overhead costs in the first half of 2014, when compared to last year. As a percentage of net sales, our gross margin was flat in the first half of 2014 when compared to the same period of 2013.

Mexico Operations
Income from our Mexico operations increased $0.7 million in the second quarter of 2014 as compared to the second quarter of 2013.  As a percentage of net sales, our gross margin was flat when comparing the second quarter of 2014 with the second quarter of 2013. Income from operations increased as a result of a 7 percent increase in unit shipments partially offset by lower average selling prices of our wheels and higher manufacturing costs.

For the first half of 2014, income from our Mexico operations increased $2.5 million when compared to the first half of 2013.  Income from operations in 2014 reflects an increase in gross profit of $1.3 million. As a percentage of net sales, our gross margin improved 1 percentage point when comparing the first half of 2014 with the first half of 2013. Income from operations increased as a result of a 3 percent increase in unit shipments and favorable aluminum price adjustments partially offset by lower average selling prices of our wheels and higher manufacturing costs.

U.S. versus Mexico Production
During the second quarter of 2014, wheels produced by our Mexico and U.S. operations accounted for 67 percent and 33 percent, respectively, of our total production.  For the first half of 2014, wheels produced by our Mexico and U.S. operations accounted for 68 percent and 32 percent, respectively, of our total production. We currently anticipate that the percentage of production in Mexico will increase to between 65 percent and 70 percent of our total production for the remainder of 2014.

Interest Income, net and Other Income (Expense), net

Net interest income decreased $0.1 million in the second quarter of 2014 when compared to the second quarter of 2013, and decreased $0.2 million in the first half of 2014 when compared to the first half of 2013.

Net other income (expense) was expense of $0.1 million in the second quarter of 2014, compared to income of $0.3 million in the second quarter of 2013. Foreign exchange gains and (losses) included in other income (expense) net were exchange losses of $0.2 million in the second quarter of 2014, compared to exchange gains of $0.3 million in the second quarter of 2013. For the first half of 2014, net other income (expense) was expense of $0.1 million, compared to income of $0.4 million in the first half of 2013. Foreign exchange gains and (losses) included in other income (expense) net were exchange losses of $0.2 million in the first half of 2014, compared to exchange gains of $0.4 million in the first half of 2013.

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

The effect on deferred taxes of a change in tax rates is recognized in income in the period that the tax rate change is enacted. In assessing the likelihood of realization of deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income taxes when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe that the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. Our valuation allowances totaled $3.4 million as of June 29, 2014 and December 29, 2013, and relate to state deferred tax assets for net operating loss and tax credit carryforwards that are not expected to be realized due to changes in tax law and cessation of business in Kansas.

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

For the thirteen weeks ended June 29, 2014 the provision for income taxes was $3.6 million, which was an effective income tax rate of 42 percent. For the twenty-six weeks ended June 29, 2014 the provision for income taxes was $6.9 million, which was an effective income tax rate of 41 percent. The effective tax rates for the thirteen and twenty-six week periods ended June 29, 2014 were higher than the federal statutory rate as a result of non-deductible expenses primarily related to compensation deduction limitations and recent tax law changes in Mexico, state income taxes (net of federal tax benefit) and interest and penalties on unrecognized tax benefits, partially offset by foreign income taxed at rates that are lower than the U. S. statutory rates.

For the thirteen weeks ended June 30, 2013 the provision for income taxes was $3.5 million, which was an effective income tax rate of 36 percent. The effective tax rate was higher than the federal statutory rate as a result of non-deductible expenses incurred during the quarter and interest on unrecognized tax benefits, partially offset by income tax credits and foreign income taxes that are taxed at rates lower than the U. S. statutory rates. The provision for income taxes for the twenty-six weeks ended June 30, 2013 was $5.5 million, which was an effective income tax rate of 33 percent. The effective tax rate was lower than the federal statutory rate as a result of the favorable impact of the settlement of a tax audit at our Mexican subsidiary discussed below, foreign income taxes (taxed at rates lower than the U. S. statutory rates) and tax credits recognized as a result of the 2013 enactment of the American Taxpayer Relief Act of 2012, partially offset by state income taxes (net of federal tax benefit) and non-deductible expenses incurred during the period.

During the first two quarters of 2014, the liability for uncertain tax positions increased by $0.9 million to $16.0 million from $15.1 million at December 29, 2013. The increase primarily resulted from $0.6 million of interest and penalties which were recognized in income tax expense during the first two quarters of 2014 and a $0.3 million increase for tax positions taken in the current period. During February 2013, Mexico's Tax Administration Service (Servicio de Administracion Tributaria, or "SAT"), finalized its examination of the 2007 tax year of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary. As a result, we reached a settlement with SAT for the 2007 tax year and made a cash payment of $0.3 million during the first quarter of 2013.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Mexico, the Netherlands, India and the United States.  We are no longer open for examination by taxing authorities regarding any U.S. federal income tax returns for years before 2010 while the years open for examination under various state and local jurisdictions vary. The Internal Revenue Service ("IRS") is currently conducting an audit of the 2011 tax year of Superior Industries International and subsidiaries. We expect this IRS audit to be completed in 2014. We expect approximately $7.7 million of unrecognized tax benefits related to our U.S. and Mexico operations will be recognized in the twelve month period ending June 28, 2015 due to the expiration of certain statutes of limitations or due to settlement of uncertain tax positions.

Net Income

Net income in the second quarter of 2014 was $5.0 million, or $0.18 per diluted share, compared to net income in the second quarter of 2013 of $6.3 million, or $0.23 per diluted share. Net income in the first half of 2014 was $9.9 million, or $0.36 per diluted share, and included income tax expense of $6.9 million, compared to net income in the first half of 2013 of $11.3 million, or $0.41 per diluted share, which included income tax expense of $5.5 million.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity primarily include cash, cash equivalents and short-term investments and net cash provided by operating activities and, from time to time, other external sources of funds.  Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $233.6 million and 3.4:1, respectively, at June 29, 2014, versus $284.8 million and 3.9:1 at December 29, 2013.  We have no long-term debt.  As of June 29, 2014, our cash, cash equivalents and short-term investments totaled $130.4 million compared to $203.1 million at December 29, 2013 and $206.5 million at June 30, 2013.

Working capital decreased in the first half of 2014 and primarily reflects payments related to constructing and equipping our new wheel plant in Mexico discussed below, which decreased cash during the period. The change in working capital also reflects payments to repurchase our common stock, discussed below, partially offset by increases in accounts receivable. At this time, we expect all working capital requirements, funds required for investing activities and cash dividend payments for 2014 to be funded from internally generated funds or existing cash, cash equivalents and short-term investments.  Depending on future requirements, the company may seek to implement some form of financing as it reviews its future capital allocation and capital structure. The level of change in cash and cash provided by operating activities experienced in the first half of 2014 may not necessarily be indicative of future results.

During the first half of 2013 we announced our plans to invest between $125 million and $135 million to build a new manufacturing facility in Mexico, supported by the expectation of continued strength in demand for aluminum wheels in the North American market. In June 2013 we entered into a contract for the construction of the new facility and subsequently entered into contracts for the purchase of equipment for the new facility. Through the end of the first half of 2014, the total value of these contracts was approximately $115.7 million, of which $75.4 million was paid in cash in 2013 and 2014, with the remaining payments expected to be made over the next 6 months. We currently project the new facility will be operational in late 2014.

On March 27, 2013, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $30.0 million of our common stock. Under the program, we may repurchase common stock from time to time on the open market or in private transactions. The timing and extent of the repurchases will depend upon market conditions and other corporate considerations in our sole discretion. As of June 29, 2014, additional shares with a total cost of $8.9 million may be purchased under the program authorization. Through June 29, 2014, we repurchased 1,074,000 shares of our common stock at a total investment of $21.1 million.

The following table presents a summary of the net increase in cash and cash equivalents in the periods presented:

(Dollars in thousands)	Twenty-six Weeks Ended
	June 29, 2014	June 30, 2013	Change
Net cash provided by operating activities	$1,541	$15,366	$(13,825)
Net cash used in investing activities	(54,962)	(16,841)	(38,121)
Net cash (used in) provided by financing activities	(19,258)	1,457	(20,715)
Effect of exchange rate changes on cash	75	(810)	885
Net decrease in cash and cash equivalents	$(72,604)	$(828)	$(71,776)

Operating Activities

Net cash provided by operating activities was $1.5 million for the twenty-six week period ended June 29, 2014, compared to $15.4 million for the comparable period a year ago.  Compared to the first half of 2013, the $13.8 million decrease in cash from operating activities in the first half of 2014 resulted primarily from unfavorable fluctuations in accounts receivable, accounts payable and inventory totaling $22.0 million, partially offset by a favorable change in income taxes receivable of $6.7 million.

Investing Activities

Our principal investing activities during the twenty-six week period ended June 29, 2014 included the funding of $55.5 million of capital expenditures, including payments totaling $39.6 million related to our new wheel plant discussed above, and the purchase of $2.8 million of certificates of deposit, offset by the receipt of $2.8 million cash proceeds from maturing certificates of deposit and $0.4 million cash proceeds from a life insurance policy.  Investing activities during the comparable period a year ago included the funding of $17.1 million of capital expenditures and the purchase of $2.8 million of certificates of deposit, offset by the receipt of $2.8 million cash proceeds from maturing certificates of deposit and $0.3 million cash proceeds from a life insurance policy.

Financing Activities

Financing activities during the twenty-six week period ended June 29, 2014 consisted of the repurchase of our common stock for cash totaling $13.0 million and the payment of cash dividends on our common stock totaling $9.8 million, partially offset by receipt of cash proceeds from the exercise of stock options totaling $3.5 million. Financing activities during the twenty-six week period ended June 30, 2013 consisted of the receipt of cash proceeds from the exercise of stock options totaling $1.1 million and excess tax benefits from option exercises of $0.3 million. In December 2012 the company's Board of Directors approved an accelerated payment of the 2013 regular cash dividends into 2012. Accordingly, a payment of $17.5 million, representing the 2013 regular cash dividend of $0.64, was made in December 2012.

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

New Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued an Accounting Standards Update ("ASU") entitled “Revenue from Contracts with Customers.” The ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

Other Commitments

Steven J. Borick, Separation Agreement
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

•
A grant of a number of shares of company common stock equal to the Black-Scholes value of an annual award of 120,000 stock options divided by the company's closing stock price on the separation date (See PART I - Financial Information, Item 1. Financial Statements, Note 4 - Stock-Based Compensation), and

•	Vesting of all of Mr. Borick's unvested stock options and unvested restricted stock.
In the first quarter of 2014, the company accrued an additional $1.1 million of compensation expense in connection with Mr. Borick's Separation Agreement.
Donald J. Stebbins, Executive Employment Agreement
On April 30, 2014, we entered into an Executive Employment Agreement (the “Employment Agreement”) with Donald J. Stebbins in connection with his appointment as President and Chief Executive Officer of the company. The Employment Agreement became effective May 5, 2014 and is for a three year term that expires on April 30, 2017, with additional one-year automatic renewals unless either Mr. Stebbins or the company provides advance notice of nonrenewal of the Employment Agreement. The Employment Agreement provides for an annual base salary of $900,000. Mr. Stebbins may receive annual bonuses based on attainment of performance goals, determined by the company’s independent compensation committee, in the amount of 80 percent of annual base salary at threshold level performance, 100 percent of annual base salary at target level performance, and up to 200 percent of annual base salary for performance substantially above target level.
Mr. Stebbins received inducement grants of restricted stock for 50,000 shares vesting April 30, 2017, and an additional number of shares of 82,455 determined by dividing $1,602,920 by the per share value of the company’s common stock on May 5, 2014, with the additional shares vesting on December 31, 2016. Beginning in 2015, Mr. Stebbins will be granted restricted stock unit awards each year under Superior's 2008 Equity Incentive Plan, or any successor equity plan. Under the Employment Agreement, Mr. Stebbins is to be granted time-vested restricted stock units each year, cliff vesting at the third fiscal year end following grant, for a number of shares equal to 66.67 percent of his annual base salary divided by the per share value of Superior’s common stock on the date of grant. In addition, Mr. Stebbins is to be granted performance-vested restricted stock units each year, vesting based on company performance goals established by the independent compensation committee during the three fiscal years following grant, for a maximum number of shares equal to 200 percent of his annual base salary divided by the per share value of Superior’s common stock on the date of grant. In general, the equity awards vest only if Mr. Stebbins continues in employment with the company through the vesting date or end of the performance period.
The Employment Agreement provides Mr. Stebbins a lump sum severance payment of one year's base salary plus a prorated amount of his current year annual bonus at target level, and 12 months’ health care continuation, if he is terminated without “cause” or resigns for “good reason” other than within one year following a change in control of Superior. The severance payment is two year's base salary and two times current year annual bonus at target level, and health care continuation is 24 months, if Mr. Stebbins is terminated without “cause” or resigns for “good reason” within one year following a change in control of Superior. These severance payments and benefits, and the acceleration of equity awards described above, are conditioned upon Mr. Stebbins providing Superior a release of claims.
Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, changing commodity prices for the materials used in the manufacture of our products and the development of new products.

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican peso, the value of which was unchanged in relation to the U.S. dollar in the first two quarters of 2014.  Foreign currency transaction losses totaled $0.2 million in the first two quarters of 2014 while transaction gains totaled $0.4 million in the first two quarters of 2013.  All transaction gains and losses are included in other income (expense) in the condensed consolidated income statements.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at June 29, 2014 of $56.6 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments in place for the delivery of natural gas through 2015. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, we expected to take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to our intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of June 29, 2014 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency.  A significant portion of our business operations are conducted in Mexico. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities and, at June 29, 2014, we had not entered into any foreign exchange contracts.

During the first two quarters of 2014, the Mexican peso exchange rate to U.S. dollar averaged 13.1 pesos per U.S. dollar. Based on the balance sheet at June 29, 2014, a 10 percent change in the relationship between the peso and the U.S. dollar may result in a translation impact of between $10.6 million and $13.0 million, which would be recognized in other comprehensive income.

Our business requires us to settle transactions between currencies in both directions, i.e., peso to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” Foreign currency transaction losses totaled $0.2 million in the first two quarters of 2014. Based on the current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances and there can be no assurances that the net transaction balance will not change significantly in the future.

Natural Gas Purchase Commitments.  When market conditions warrant, we enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as natural gas. However, we do not enter into derivatives or other financial instrument transactions for speculative purposes. At June 29, 2014, we had several purchase commitments in place for the delivery of natural gas through 2015 for a total cost of $2.1 million. These fixed price natural gas contracts may expose us to higher costs that cannot be recouped in selling prices in the event that the market price of natural gas declines below the contract price.  As of June 29, 2014, we have fixed price natural gas purchase agreements for deliveries through 2015 that represent approximately 10 percent of our estimated natural gas consumption through 2015.

Also see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our 2013 Annual Report on Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management” in this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 29, 2014.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended June 29, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the first two quarters of 2014, there were no sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 27, 2013, our Board of Directors approved a new stock repurchase program (the "Repurchase Program") authorizing the repurchase of up to $30.0 million of our common stock. Under the Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. Currently, we expect to fund the repurchases through available cash, although credit options are being evaluated in the context of total capital needs. The timing and extent of the repurchases will depend upon market conditions and other corporate considerations in our sole discretion. Through June 29, 2014, we repurchased and retired 1,074,000 shares under the program at a total cost of $21.1 million.
The following table provides common stock repurchases made by or on behalf of the company during the three months ended June 29, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
(Thousands of dollars, except per share amounts)
March 31, 2014 - April 27, 2014	—	$—	—
April 28, 2014 - May 25, 2014	76,403	$19.60	76,403
May 26, 2014 - June 29, 2014	483,895	$19.92	483,895
Total	560,298		560,298	$8,888

Item 6.  Exhibits

3.1	Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 23, 2013).
3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 25, 2010).
31.1
Certification of Donald J. Stebbins, Chief Executive Officer and President, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certification of Kerry A. Shiba, Executive Vice President and Chief Financial Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certification of Donald J. Stebbins, Chief Executive Officer and President, and Kerry Shiba, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T).
Items 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date:	July 31, 2014	/s/ Donald J. Stebbins
Donald J. Stebbins Chief Executive Officer and President

Date:	July 31, 2014	/s/ Kerry A. Shiba
Kerry A. Shiba Executive Vice President and Chief Financial Officer