Form 10-Q
period 2014-09-28
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2014-11-04
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014

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
Yes  ☐    No  ☑

Number of shares of no par value common stock outstanding as of October 24, 2014: 26,629,635

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
NET SALES	$176,419	$191,619	$558,775	$597,053
Cost of sales:
Cost of sales	164,939	176,201	515,927	551,880
Restructuring costs (Note 3)	4,162	—	4,162	—
	169,101	176,201	520,089	551,880
GROSS PROFIT	7,318	15,418	38,686	45,173
Selling, general and administrative expenses	9,955	8,255	25,176	22,554
INCOME (LOSS) FROM OPERATIONS	(2,637)	7,163	13,510	22,619
Interest income, net	233	413	893	1,289
Other income (expense), net	(336)	142	(422)	556
INCOME (LOSS) BEFORE INCOME TAXES	(2,740)	7,718	13,981	24,464
Income tax (provision) benefit	321	(2,547)	(6,539)	(8,035)
NET INCOME (LOSS)	$(2,419)	$5,171	$7,442	$16,429
INCOME (LOSS) PER SHARE - BASIC	$(0.09)	$0.19	$0.28	$0.60
INCOME (LOSS) PER SHARE - DILUTED	$(0.09)	$0.19	$0.27	$0.60
DIVIDENDS DECLARED PER SHARE	$0.18	$0.02	$0.54	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

Net income (loss)	$(2,419)	$5,171	$7,442	$16,429
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(3,837)	2,068	(3,419)	375
Defined benefit pension plan:
Adjustment to unrealized loss for unvested termination	—	522	—	522
Amortization of amounts resulting from changes in actuarial assumptions	30	135	89	404
Tax provision	(11)	(233)	(33)	(333)
Pension changes, net of tax	19	424	56	593
Other comprehensive income (loss), net of tax	(3,818)	2,492	(3,363)	968
Comprehensive income (loss)	$(6,237)	$7,663	$4,079	$17,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	September 28, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$83,133	$199,301
Short term investments	3,750	3,750
Accounts receivable, net	104,081	89,623
Inventories	77,674	67,193
Income taxes receivable	6,305	7,584
Deferred income taxes, net	7,854	7,917
Other current assets	15,052	8,850
Total current assets	297,849	384,218
Property, plant and equipment, net	258,518	219,892
Investment in and advances to unconsolidated affiliate	4,500	4,565
Non-current deferred income taxes, net	15,105	14,664
Non-current assets	29,735	30,049
Total assets	$605,707	$653,388

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,971	$34,494
Accrued expenses	50,713	64,936
Total current liabilities	76,684	99,430

Non-current income tax liabilities	16,154	15,050
Non-current deferred income tax liabilities, net	20,354	21,070
Other non-current liabilities	34,615	34,775
Commitments and contingencies (Note 16)	—	—
Shareholders' equity:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 26,632,794 shares
(27,155,550 shares at December 29, 2013)	79,213	75,305
Accumulated other comprehensive loss	(63,726)	(60,363)
Retained earnings	442,413	468,121
Total shareholders' equity	457,900	483,063
Total liabilities and shareholders' equity	$605,707	$653,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	September 28, 2014	September 29, 2013
NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,693	$20,684

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(92,043)	(43,408)
Proceeds from life insurance policy	352	297
Proceeds from sales and maturities of investments	3,750	3,970
Purchase of investments	(3,750)	(3,750)
Proceeds from sale of property, plant and equipment	1,973	13
Premiums paid for life insurance	(340)	(347)
Other	158	—
NET CASH USED IN INVESTING ACTIVITIES	(89,900)	(43,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(14,605)	—
Cash paid for common stock repurchase	(21,790)	—
Proceeds from exercise of stock options	5,568	1,515
Excess tax benefits from exercise of stock options	47	322
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(30,780)	1,837

Effect of exchange rate changes on cash	(1,181)	64

Net decrease in cash and cash equivalents	(116,168)	(20,640)

Cash and cash equivalents at the beginning of the period	199,301	203,364

Cash and cash equivalents at the end of the period	$83,133	$182,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(Dollars in thousands, except per share data)
(Unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Cumulative
	Number of Shares	Amount	Pension Obligations	Translation Adjustment	Retained Earnings	Total
Balance at December 29, 2013	27,155,550	$75,305	$(2,258)	$(58,105)	$468,121	$483,063
Net income					7,442	7,442
Change in employee benefit plans, net of taxes			56	—	—	56
Net foreign currency translation adjustment			—	(3,419)	—	(3,419)
Stock options exercised	346,835	5,568	—	—	—	5,568
Restricted stock awards granted, net of forfeitures	219,969	—	—	—	—	—
Stock-based compensation expense	—	1,832	—	—	—	1,832
Tax impact of stock options	—	(338)	—	—	—	(338)
Common stock repurchased	(1,089,560)	(3,154)	—	—	(18,636)	(21,790)
Cash dividends declared ($0.54 per share)	—	—	—	—	(14,514)	(14,514)
Balance at September 28, 2014	26,632,794	$79,213	$(2,202)	$(61,524)	$442,413	$457,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Notes to Condensed Consolidated Financial Statements
September 28, 2014
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

Ford Motor Company ("Ford"), General Motors Company ("GM"), Toyota Motor Company ("Toyota") and Chrysler Group LLC ("Chrysler") were our customers individually accounting for more than 10 percent of our consolidated sales in the first three quarters of 2014 and together represented approximately 90 percent and 91 percent of our total sales during the first three quarters of 2014 and 2013, respectively. We also manufacture aluminum wheels for BMW, Mazda, Mitsubishi, Nissan, Subaru, Tesla and Volkswagen.  The loss of all or a substantial portion of our sales to Ford, GM, Toyota or Chrysler would have a significant adverse impact on our operating results and financial condition. This risk is partially mitigated by our long-term relationships with these OEM customers and our supply arrangements, which are generally for multi-year periods.

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

Note 2 – Presentation of Condensed Consolidated Financial Statements

During interim periods, we follow the accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (the "2013 Annual Report on Form 10-K") and apply appropriate interim financial reporting standards for a fair statement of our operating results and financial position in conformity with accounting principles generally accepted in the United States of America, as codified by the Financial Accounting Standards Board ("FASB") in the Accounting Standards Codification ("ASC") (referred to herein as "U.S. GAAP"), as indicated below.  Users of financial information produced for interim periods in 2014 are encouraged to read this Quarterly Report on Form 10-Q in conjunction with our consolidated financial statements and notes thereto filed with the Securities and Exchange Commission ("SEC") in our 2013 Annual Report on Form 10-K.

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

We use a 4-4-5 convention for our fiscal quarters, which are thirteen week periods generally ending on the last Sunday of each calendar quarter.  We refer to these thirteen week fiscal periods as “quarters” throughout this report.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and, in our opinion, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended September 28, 2014 and September 29, 2013, (ii) the condensed consolidated statements of comprehensive income (loss) for the thirteen and thirty-nine week periods ended September 28, 2014 and September 29, 2013, (iii) the condensed consolidated balance sheets at September 28, 2014 and December 29, 2013, (iv) the condensed consolidated statements of cash flows for the thirty-nine week periods ended September 28, 2014 and September 29, 2013, and (v) the condensed consolidated statement of shareholders’ equity for the thirty-nine week period ended September 28, 2014. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP.  The condensed consolidated balance sheet as of December 29, 2013, included in this report, was derived from our 2013 audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

Note 3 – Restructuring

On July 30, 2014, we announced the planned closure of our wheel manufacturing facility located in Rogers, Arkansas, that will result in a workforce reduction of approximately 500 employees and a shift in production to other facilities. The planned closure of the Rogers facility, which is expected to be effective in the fourth quarter of 2014, was approved on July 29, 2014. The action was necessary in order to reduce costs and enhance our global competitive position. In addition, other measures were taken to reduce costs including the planned sale of the company's two aircraft. One airplane was sold for cash in September 2014 incurring a $0.2 million loss on sale. The remaining airplane is classified as held-for-sale with a carrying value of $1.0 million and is included in other current assets on our condensed consolidated balance sheet at September 28, 2014.
Included in selling, general and administrative expense in the condensed consolidated statements of operations for the thirteen weeks ended September 28, 2014 are charges totaling $1.0 million to reduce the carrying balance of the aircraft we currently are marketing for sale at its estimated fair value. Cost of sales for the thirteen weeks ended September 28, 2014 includes $3.1 million of depreciation accelerated due to shorter useful lives for assets to be abandoned when operations cease at the Rogers facility. Additional depreciation accelerated due to shorter useful lives of approximately $3.1 million related to the plant closure will be recorded in the fourth quarter of 2014. We do not expect any significant additional charges or impairments related to the fixed assets at this time.

As noted above, the operations are expected to cease at the facility in the fourth quarter of 2014. Following the date production ceases at the facility we currently expect to actively market the facility for sale. Based on the current carrying value of the land and building of $3.0 million, we do not expect a loss on the sale at this time. In addition, after production ceases at the facility, machinery and equipment to be held and used at our other plants will be transferred, with the carrying values depreciated over the remaining estimated useful lives of these assets.

The total cost expected to be incurred as a result of the Rogers facility closure is $10.5 million, of which $3.8 million is expected to be paid in cash. One-time termination benefits, equipment lease termination costs, inventory write-downs and other costs related to this plant closure are estimated to approximate $4.3 million, of which $1.1 million was recorded in the thirteen weeks ended September 28, 2014. Costs for one-time termination benefits included in cost of sales in the third quarter of 2014 totaled $0.8 million. These one-time termination benefits are derived from the individual agreements with each employee and are being accrued ratably over the requisite service period. We expect to incur additional one-time severance costs of approximately $1.2 million over the next three to six months.

The following table summarizes the Rogers, Arkansas plant closure costs and classification in the condensed consolidated statements of operations as of September 28, 2014:

(Dollars in thousands)	Costs Incurred Through September 28, 2014	Costs Remaining	Total Expected Costs	Classification
Accelerated depreciation of assets to be abandoned	$3,112	$3,145	$6,257	Cost of sales, Restructuring costs
One-time severance costs	800	1,158	1,958	Cost of sales, Restructuring costs
Equipment removal, inventory write-down, lease termination and other costs	250	2,054	2,304	Cost of sales, Restructuring costs
	$4,162	$6,357	$10,519

Changes in the accrued expenses related to restructuring liabilities during the thirty-nine weeks ended September 28, 2014 are summarized as follows:

(Dollars in thousands)

Balance December 29, 2013	$—
Restructuring accruals	1,050
Cash payments	—
Balance September 28, 2014	$1,050

Note 4 – Investment in Unconsolidated Affiliate

On June 28, 2010, we executed a share subscription agreement with Synergies Castings Limited ("Synergies"), a private aluminum wheel manufacturer based in Visakhapatnam, India, providing for our acquisition of a minority interest in Synergies. As of September 28, 2014, the total cash investment in Synergies amounted to $4.5 million, representing 12.6 percent of the outstanding equity shares of Synergies. Our Synergies investment is accounted for using the cost method. During 2011, a group of existing equity holders, including the company, made a loan of $1.5 million to Synergies for working capital needs. The company's share of this unsecured advance was $450,000. The principal balance as of September 28, 2014 was $116,000 and is scheduled to be repaid over the next 7 months.

Note 5 – Stock-Based Compensation

2008 Equity Incentive Plan

Our 2008 Equity Incentive Plan (the "Plan") was amended and restated effective May 22, 2013 upon approval by our shareholders at our annual shareholders meeting. As amended, the plan authorizes us to issue up to 3.5 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants.  At September 28, 2014, there were 1.9 million shares available for future grants under this plan. No more than 600,000 shares may be used under the plan as “full value” awards, which include restricted stock and performance units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options and restricted shares granted under the plan generally require no less than a three year ratable vesting period.

During the first three quarters of 2014 no stock options were granted, 346,835 stock options were exercised and 145,417 options were canceled.

During the first three quarters of 2014 we granted restricted shares, or “full value” awards under our Plan, totaling 90,750 shares. The fair values of each issued restricted share on the applicable date of grant averaged $19.21 for the first three quarters of 2014.

In addition, during the second quarter of 2014, we granted 35,081 restricted shares in connection with Mr. Steven J. Borick's, our former company President and Chief Executive Officer's, separation agreement (see Note 16 - Commitments and Contingencies). These shares fully vested on the grant date (March 31, 2014) and the cost was recognized from the date of the separation agreement (October 14, 2013) through March 31, 2014, the separation date. The shares issued also were net of an amount equal to required tax withholdings. The cash equivalent of the withheld shares was remitted by the company to the tax authorities. Restricted share awards, which are generally subject to forfeiture if employment terminates prior to the shares vesting, are expensed ratably over the vesting period. Shares of restricted stock granted under the Plan are considered issued and outstanding at the date of grant and have the same dividend and voting rights as other common stock. Dividends paid on the restricted shares granted under the Plan are non-forfeitable if the restricted shares do not ultimately vest.

Other Awards

During the second quarter of 2014 we granted 132,455 restricted shares, including 50,000 shares vesting April 30, 2017, and 82,455 shares vesting on December 31, 2016. The fair value of each of these restricted shares was $19.44. These grants were made outside of the Plan as inducement grants in connection with the appointment of our new CEO and company President (see Note 16 - Commitments and Contingencies).

Stock-based compensation expense related to our unvested stock options and restricted share awards was allocated as follows:

(Dollars in thousands)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Cost of sales	$18	$50	$98	$168
Selling, general and administrative expenses	505	464	1,734	1,332
Stock-based compensation expense before income taxes	523	514	1,832	1,500
Income tax benefit	(180)	(132)	(568)	(360)
Total stock-based compensation expense after income taxes	$343	$382	$1,264	$1,140

As of September 28, 2014, a total of $3.4 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.2 years.  There were no significant capitalized stock-based compensation costs at September 28, 2014 and December 29, 2013.

Note 6 – Business Segments

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

(Dollars in thousands)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Net sales:	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
U.S.	$58,569	$65,090	$196,637	$219,228
Mexico	117,850	126,529	362,138	377,825
Consolidated net sales	$176,419	$191,619	$558,775	$597,053

Property, plant and equipment, net:			September 28, 2014	December 29, 2013
U.S.			$57,215	$62,821
Mexico			201,303	157,071
Consolidated property, plant and equipment, net			$258,518	$219,892

Note 7 – Pre-Production Costs Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products manufactured for our customers under long-term supply agreements. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customers and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Recognized deferred tooling revenues included in net sales in the condensed consolidated statements of operations totaled $2.0 million and $2.3 million for the thirteen weeks ended September 28, 2014 and September 29, 2013, respectively, and $6.1 million and $7.2 million for the thirty-nine weeks ended September 28, 2014 and September 29, 2013, respectively. The following table summarizes the unamortized customer-owned tooling costs included in our non-current assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities.

(Dollars in Thousands)	September 28, 2014	December 29, 2013
Unamortized Preproduction Costs
Preproduction costs	$64,820	$60,776
Accumulated amortization	(51,580)	(46,213)
Net preproduction costs	$13,240	$14,563

Deferred Tooling Revenues
Accrued expenses	$5,501	$5,950
Other non-current liabilities	2,976	2,619
Total deferred tooling revenues	$8,477	$8,569

Note 8 – Income Per Share

In accordance with U.S. GAAP, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share includes the dilutive effect of outstanding stock options calculated using the treasury stock method.

The computation of diluted earnings per share does not include stock option awards that were outstanding and anti-dilutive (i.e., including such awards would result in higher earnings per share), since the exercise prices of these awards exceeded the average market price of the company’s common stock during the respective periods.  For the thirteen and thirty-nine week periods ended September 28, 2014 there were 2.0 million and 0.9 million shares issuable under outstanding stock options excluded from the computations, respectively.  For the thirteen and thirty-nine week periods ended September 29, 2013, there were 1.8 million and 0.9 million shares issuable under outstanding stock options excluded from the computations, respectively. Summarized below are the calculations of basic and diluted earnings per share.

(In thousands, except per share amounts)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Basic Income (Loss) Per Share:
Reported net income (loss)	$(2,419)	$5,171	$7,442	$16,429
Basic income (loss) per share	$(0.09)	$0.19	$0.28	$0.60
Weighted average shares outstanding - Basic	26,652	27,453	26,991	27,370

Diluted Income (Loss) Per Share:
Reported net income (loss)	$(2,419)	$5,171	$7,442	$16,429
Diluted income (loss) per share	$(0.09)	$0.19	$0.27	$0.60
Weighted average shares outstanding	26,652	27,453	26,991	27,370
Weighted average dilutive stock options	—	83	137	144
Weighted average shares outstanding - Diluted	26,652	27,536	27,128	27,514

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

The effect on deferred taxes of a change in tax rates is recognized in income in the period that the tax rate change is enacted. In assessing the likelihood of realization of deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income taxes when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe that the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. Our valuation allowances totaled $3.4 million as of September 28, 2014 and December 29, 2013, and relate to state deferred tax assets for net operating loss and tax credit carryforwards that are not expected to be realized due to changes in tax law and cessation of business in Kansas.

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

The income tax benefit for the thirteen weeks ended September 28, 2014 was $0.3 million, which was an effective income tax rate of 12 percent. For the thirty-nine weeks ended September 28, 2014 the provision for income taxes was $6.5 million, which was an effective income tax rate of 47 percent. The tax benefit for the thirteen weeks ended September 28, 2014 was lower than the benefit calculated using the U.S. federal statutory rate due to interest and penalties on unrecognized tax benefits and the write-down of a tax refund receivable, partially offset by the release of certain liabilities related to uncertain tax positions due to the expiration of a statute of limitations. The effective tax rate for the thirty-nine weeks ended September 28, 2014 was higher than the federal statutory rate as a result of non-deductible expenses primarily related to compensation deduction limitations and recent tax law changes in Mexico, interest and penalties on unrecognized tax benefits, the write-down of a tax refund receivable and state income taxes (net of federal tax benefit), partially offset by the release of a reserve due to the expiration of a statute of limitations and foreign income taxed at rates that are lower than the U. S. statutory rates.

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

During the first three quarters of 2014, the liability for uncertain tax positions increased by $1.2 million to $16.4 million from $15.2 million at December 29, 2013. The increase primarily resulted from $1.1 million of interest and penalties which were recognized in income tax expense during the first three quarters of 2014 and a $0.8 million increase for tax positions taken in the current period, partially offset by a $0.5 million reduction due to the expiration of a statute of limitations. During February 2013, Mexico's Tax Administration Service (Servicio de Administracion Tributaria, or "SAT"), finalized its examination of the 2007 tax year of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary. As a result, we reached a settlement with SAT for the 2007 tax year and made a cash payment of $0.3 million during the first quarter of 2013.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Mexico, the Netherlands, India and the United States.  We are no longer open for examination by taxing authorities regarding any U.S. federal income tax returns for years before 2011 while the years open for examination under various state and local jurisdictions vary. The Internal Revenue Service ("IRS") is currently conducting an audit of the 2011 tax year of Superior Industries International and subsidiaries. We expect this IRS audit to be completed during the fourth quarter of 2014. We expect approximately $9.4 million of unrecognized tax benefits related to our U.S. and Mexico operations will be recognized in the twelve month period ending September 27, 2015 due to the expiration of certain statutes of limitations or due to settlement of uncertain tax positions.

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

Restricted Deposits

We purchase certificates of deposit with maturity dates that expire within twelve months that are used to directly secure or collateralize letters of credit securing our workers’ compensation obligations.  At September 28, 2014 and December 29, 2013, certificates of deposit totaling $3.8 million were restricted in use and were classified as short-term investments on our condensed consolidated balance sheets.

Note 11 – Accounts Receivable

(Dollars in thousands)
	September 28, 2014	December 29, 2013
Trade receivables	$97,035	$82,809
Other receivables	7,574	7,724
	104,609	90,533
Allowance for doubtful accounts	(528)	(910)
Accounts receivable, net	$104,081	$89,623

Note 12 – Inventories

(Dollars in thousands)
	September 28, 2014	December 29, 2013
Raw materials	$17,334	$15,631
Work in process	34,533	27,835
Finished goods	25,807	23,727
Inventories	$77,674	$67,193

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $6.6 million and $5.6 million at September 28, 2014 and December 29, 2013, respectively. Included in raw materials was supplies inventory totaling $8.8 million and $9.2 million at September 28, 2014 and December 29, 2013, respectively.

Note 13 – Property, Plant and Equipment

(Dollars in thousands)
	September 28, 2014	December 29, 2013
Land and buildings	$71,587	$72,310
Machinery and equipment	424,048	421,219
Leasehold improvements and others	9,921	9,152
Construction in progress	122,874	78,442
	628,430	581,123
Accumulated depreciation	(369,912)	(361,231)
Property, plant and equipment, net	$258,518	$219,892

Construction in progress includes $114.6 million and $66.3 million of costs related to our new wheel plant under construction in Mexico, at September 28, 2014 and December 29, 2013, respectively, including amounts accrued in accounts payable and accrued liabilities of $10.6 million and $29.2 million, at September 28, 2014 and December 29, 2013, respectively. Depreciation expense was $11.5 million and $7.3 million for the thirteen weeks ended September 28, 2014 and September 29, 2013, respectively. Depreciation expense was $25.9 million and $21.4 million for the thirty-nine weeks ended September 28, 2014 and September 29, 2013, respectively. Depreciation expense and asset write-downs for the thirteen weeks ended September 28, 2014 includes $4.1 million of additional charges for depreciation accelerated due to shorter useful lives for assets to be abandoned when operations cease at our Rogers facility and charges to reduce the carrying value of equipment (see Note 3 - Restructuring).

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

For the thirty-nine weeks ended September 28, 2014, payments to retirees or their beneficiaries totaled approximately $1,040,000.  We presently anticipate benefit payments in 2014 to total approximately $1.5 million.  The following table summarizes the components of net periodic pension cost for the first three quarters of 2014 and 2013.

(Dollars in thousands)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Service cost	$21	$67	$346	$201
Interest cost	293	283	879	851
Net amortization	30	135	89	404
Net periodic pension cost	$344	$485	$1,314	$1,456

Note 15 - Common Stock Repurchase Programs
In March 2013, our board of directors approved a new stock repurchase program (the "2013 Program") authorizing the repurchase of up to $30.0 million of our common stock. This 2013 Program replaced the previously existing share repurchase program. Shares repurchased under the 2013 Program totaled 1,510,759 at a cost of $30.0 million through September 28, 2014, including 1,089,560 shares repurchased at a cost of $21.8 million in the first three quarters of 2014. Accordingly, no additional shares may be repurchased under the 2013 Program.

In October 2014, our Board of Directors approved a new stock repurchase program (the "2014 Program") authorizing the repurchase of up to $30.0 million of our common stock. Under the 2014 Program, we may repurchase common stock from time to time on the open market or in private transactions. Currently, we expect to fund the repurchases through available cash, although credit options are being evaluated in the context of total capital needs. The timing and extent of the repurchases under the 2014 Program will depend upon market conditions and other corporate considerations in our sole discretion.

Note 16 – Commitments and Contingencies

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

•
A grant of a number of shares of company common stock equal to the Black-Scholes value of an annual award of 120,000 stock options divided by the company's closing stock price on the separation date (See Note 5 - Stock-Based Compensation), and

•	Vesting of all of Mr. Borick's unvested stock options and unvested restricted stock.
During 2014, the company recognized $1.1 million of compensation expense in connection with the Separation Agreement.

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
The Employment Agreement also contains provisions for severance benefits including lump sum payments calculated based on Mr. Stebbins' base salary and bonus, as well as health care continuation, if he is terminated without “cause” or resigns for “good reason." In addition, if Mr. Stebbins is terminated without “cause” or resigns for “good reason” within one year following a change in control of the company, the severance benefits are increased 100 percent.

Mexico Facility

In June 2013 we entered into a contract for the construction of the facility for our new wheel plant in Mexico and subsequently entered into non-cancellable contracts for the purchase of equipment for the new facility. These contracts are denominated in U.S. dollars, Mexican pesos and euros with a U.S. dollar value at September 28, 2014 of approximately $120.6 million, of which a total of $102.9 million was paid in cash in 2013 and 2014, with the remaining payments expected to be made over the next 3 months.

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for our operations in Mexico requires the transfer of funds denominated in the Mexican peso, the value of which decreased 3 percent in relation to the U.S. dollar in the first three quarters of 2014.  Foreign currency transaction losses totaled $0.4 million and $0.2 million in the third quarter of 2014 and 2013, respectively. Foreign currency transaction losses totaled $0.6 million in the first three quarters of 2014, while transaction gains totaled $0.2 million in the first three quarters of 2013. All transaction gains and losses are included in other income (expense) in the condensed consolidated statements of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at September 28, 2014 of $60.5 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income (loss).

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. At September 28, 2014 we have several purchase commitments in place for the delivery of natural gas in 2014 through 2015 for a total cost of $1.6 million. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, we expected to take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments in effect as of September 28, 2014 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

Note 18 – Subsequent Event

On November 1, 2014, we entered into a commitment letter (the “Commitment Letter”) with J.P. Morgan Securities LLC (“JPMorgan” or the “Lead Arranger”), JPMorgan Chase Bank, N.A. (“JPMCB”) and Wells Fargo Bank, National Association (“WFB” and, collectively with JPMCB, the “Commitment Lenders”). Under the terms of the Commitment Letter, the Lead Arranger agrees to structure and arrange a senior secured revolving credit facility in an initial aggregate principal amount of $100.0 million (the “Facility”) and the Commitment Lenders commit to provide the entire principal amount of the Facility. Pursuant to an expansion feature, Superior may request to increase the aggregate amount of the Facility or obtain incremental term loans in an amount up to $50.0 million, which amount is uncommitted at this time. The Facility would have a term of five years, include certain restrictive covenants and would be secured by certain assets of the company.

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

Executive Overview

During the third quarter of 2014, we completed a review of initiatives to reduce costs and enhance our competitive position. Based on this review, we committed to a plan to close operations at our Rogers, Arkansas facility effective during the fourth quarter of 2014. The closure will result in a reduction of workforce of approximately 500 employees and a shift in production to other facilities. In addition, other measures were taken or are in process to reduce costs including the sale of the company's two aircraft.

Operating results for the third quarter were unfavorably impacted by these actions. Additional charges related to the Rogers facility fixed assets and other closing costs will continue into the fourth quarter of 2014.

North American production of passenger cars and light-duty trucks in the third quarter of 2014 was reported by industry publications as increasing by approximately 8 percent overall versus the comparable period a year ago, continuing the trend of growth since the 2009 recession. Production of light-duty trucks -- the light-duty truck category includes pick-up trucks, SUV's, vans and "crossover vehicles"-- increased 11 percent and production of passenger cars increased 5 percent.  The production level for the North American automotive industry for the third quarter of 2014 was 4.2 million vehicles. Factors contributing to the continued market recovery include general economic improvement, low consumer interest rates and the relatively high average age of vehicles, which may be an indicator of pent-up demand. In June 2014, it was reported that the average age of all light vehicles in the U.S. remained steady at a record level of 11.4 years, according to IHS Automotive.

Net sales in the third quarter of 2014 decreased $15.2 million, or 8 percent, to $176.4 million from $191.6 million in the comparable period a year ago.  Wheel sales in the third quarter of 2014 decreased $14.9 million, to $174.2 million from $189.1 million in the comparable period a year ago, as wheel unit shipments decreased 11 percent in 2014 to 2.6 million.

The results for the third quarter of 2014 reflect the impacts of costs totaling $5.4 million ($3.3 million after tax) associated with several items including the closure of our Rogers facility and affecting gross profit totaling $4.2 million, depreciation charges totaling $1.0 million in SG&A for the write-down of an aircraft we currently are marketing for sale and a loss on the sale of our second aircraft of $0.2 million. Gross profit in the third quarter of 2014 was $7.3 million, or 4 percent of net sales, compared to $15.4 million, or 8 percent of net sales, in the comparable period a year ago.  The loss from operations for the third quarter of 2014 was $2.6 million, a $9.8 million decline from operating income of $7.2 million for the third quarter of 2013. Net loss for the third quarter of 2014 was $2.4 million, or $0.09 per diluted share. In comparison, net income in the third quarter of 2013 was $5.2 million, or $0.19 per diluted share.

Supported by the expectation of continued strength in the North American market, we announced in 2013 our plans to invest between $125 million and $135 million to build a new manufacturing facility in Mexico, which we currently project will be operational in late 2014. In June 2013 we entered into a contract for the construction of the new facility and we subsequently entered into contracts for the purchase of equipment for the new facility. As of the end of the third quarter of 2014 the total value of these contracts was approximately $120.6 million.

Under the share repurchase program we instituted in 2013 to enhance shareholder value, we repurchased 436,777 additional shares of company stock at a cost of $8.8 million in the third quarter of 2014. As of the end of the third quarter of 2014, total repurchases reached the maximum expenditure authorized under the program of $30.0 million. In October 2014, our Board of Directors approved a new stock buyback program authorizing the repurchase of up to $30.0 million of our common stock.

Results of Operations

(Dollars in thousands, except per share amounts)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Selected data	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net sales	$176,419	$191,619	$558,775	$597,053
Gross profit	$7,318	$15,418	$38,686	$45,173
Percentage of net sales	4.1%	8.0%	6.9%	7.6%
Income (loss) from operations	$(2,637)	$7,163	$13,510	$22,619
Percentage of net sales	(1.5)%	3.7%	2.4%	3.8%
Net income (loss)	$(2,419)	$5,171	$7,442	$16,429
Percentage of net sales	(1.4)%	2.7%	1.3%	2.8%
Diluted income (loss) per share	$(0.09)	$0.19	$0.27	$0.60

Restructuring Actions

During the third quarter of 2014, we completed a review of initiatives to reduce costs and enhance our competitive position. Based on this review, we committed to a plan to close operations at our Rogers, Arkansas facility which is expected to be completed during the fourth quarter of 2014. The closure will result in a reduction of workforce of approximately 500 employees and a shift in production to other facilities. In addition, other measures were taken or are in process to reduce costs including the sale of the company's two aircraft. The results for the third quarter of 2014 reflect the impacts of costs totaling $5.4 million ($3.3 million after tax) related to these actions, including costs associated with the closure of our Rogers facility affecting gross profit totaling $4.2 million, charges totaling $1.0 million in SG&A for the write-down of the carrying value of an aircraft we currently are marketing for sale and a loss on the sale of our second aircraft of $0.2 million.

Cost of sales in the current quarter includes $3.1 million of depreciation accelerated due to shorter useful lives for assets to be abandoned when operations cease at the Rogers facility. Additional depreciation accelerated due to shorter useful lives of an estimated $3.1 million related to the plant closure will be recorded in the fourth quarter of 2014. We do not expect any significant additional charges or impairments related to the fixed assets at this time.

As noted above, the operations are expected to cease at the Rogers facility in the fourth quarter of 2014. Following the date production ceases at the facility we currently expect to actively market the property for sale. Based on the current carrying value of the land and building of $3.0 million, we do not expect a loss on sale at this time.

One-time employee severance benefits, equipment lease termination costs, inventory write-downs and other costs related to this plant closure are estimated to approximate $4.3 million, of which $1.1 million in total was recorded in the third quarter of 2014. Within the total third quarter charge, costs for one-time employee severance benefits totaled $0.8 million and were included in cost of sales. These one-time employee severance benefits are derived from the individual agreements with each employee and are being accrued ratably over the related remaining service period. We expect to incur additional one-time employee severance costs of approximately $1.2 million over the next three to six months.

The total cost expected to be incurred as a result of the Rogers facility closure is $10.5 million, of which $3.8 million is expected to be paid in cash. As a result of the closure of the Rogers manufacturing facility, we estimate annual depreciation expense for 2015 will decrease $1.7 million and annual labor savings will approximate $14.8 million, based on year-to-date actual expenses through the end of the third quarter of 2014. However, we also will incur increasing depreciation and other operating costs associated with our new wheel plant in Mexico as production activity grows during 2015.

Net Sales

As noted above, net sales in the third quarter of 2014 decreased $15.2 million, or 8 percent, to $176.4 million from $191.6 million in the comparable period a year ago.  Wheel sales in the third quarter of 2014 decreased $14.9 million to $174.2 million from $189.1 million in 2013 as wheel shipments decreased 11 percent in the 2014 period. Unit shipments decreased to Ford, GM, Toyota, BMW and Chrysler, while shipments to Subaru, VW and Nissan increased. Shipments to other customers were minimal and remained relatively unchanged. The average selling price of our wheels increased 3 percent primarily reflecting an increase in the value of the aluminum component of sales which we generally pass through to our customers. The increase in aluminum value resulted in $5.8 million higher revenues in the third quarter of 2014 when compared to 2013. Wheel development revenues totaled $2.2 million in the third quarter of 2014 and $2.5 million in the comparable 2013 period.

Net sales in the first three quarters of 2014 decreased $38.3 million, or 6 percent, to $558.8 million from $597.1 million in the comparable period a year ago.  Wheel sales in the first three quarters of 2014 decreased $37.2 million to $552.1 million from $589.3 million in 2013. The decline in wheel sales primarily resulted from 6 percent lower unit shipments in the first three quarters of 2014 compared to the first three quarters of 2013. The average selling price of our wheels decreased 1 percent, primarily reflecting a decline in the value of the aluminum component of sales which we generally pass through to our customers. The decline in aluminum value resulted in $3.0 million lower revenues in the first three quarters of 2014 when compared to 2013. Wheel development revenues totaled $6.7 million in the first three quarters of 2014 and $7.8 million in the comparable 2013 period.

U.S. Operations
Net sales of our U.S. wheel plants in the third quarter of 2014 decreased $6.5 million, or 10 percent, to $58.6 million from $65.1 million in the comparable period a year ago, due to a decline in unit shipments partially offset by an increase in average selling prices. Wheel sales in the third quarter of 2014 decreased $6.3 million, or 10 percent, to $56.5 million from $62.8 million in the third quarter last year, with $8.7 million of lower revenue resulting from a 14 percent decrease in unit shipments. The average unit selling price increased 5 percent due to a higher pass-through price of aluminum and a favorable mix of wheel sizes and finishes sold. A higher aluminum value increased revenues by approximately $1.8 million in 2014 when compared to 2013.

During the first three quarters of 2014, net sales of our U.S. wheel plants decreased $22.6 million, or 10 percent, to $196.6 million from $219.2 million in the comparable period a year ago. The decline reflected a decrease in unit shipments, partially offset by an increase in average selling prices. Wheel sales in the first three quarters of 2014 decreased $21.5 million, or 10 percent, to

$190.5 million from $212.0 million in the first three quarters last year. A 14 percent decrease in unit shipments caused a $29.1 million decline in revenue. The average unit selling price increased 4 percent due to a favorable mix of wheel sizes and finishes sold, which was partially offset by a decrease in the pass-through price of aluminum. The decline in aluminum value reduced revenues by approximately $1.3 million in 2014 when compared to 2013.

Mexico Operations
Net sales of our Mexico operations in the third quarter of 2014 decreased $8.7 million, or 7 percent, to $117.8 million from $126.5 million in the comparable period a year ago. The sales decline reflected lower unit shipments, partially offset by an increase in average selling prices of our wheels. Unit shipments decreased 9 percent in the third quarter of 2014, with the decline in volume resulting in an $11.6 million revenue decrease. The average unit selling price increased 3 percent due to an increase in the value of the aluminum component of sales, which we generally pass through to our customers, partially offset by an unfavorable change in the mix of wheel sizes and finishes sold. The increase in aluminum value increased revenues by approximately $4.1 million in the third quarter of 2014 when compared to the third quarter of 2013.

During the first three quarters of 2014, net sales of our Mexico operations decreased $15.7 million, or 4 percent, to $362.1 million from $377.8 million in the comparable period a year ago. The sales decline reflected a decrease in average selling prices of our wheels and lower unit shipments. The average unit selling price decreased 3 percent due to an unfavorable change in the mix of wheel sizes and finishes sold and a slight decline in the value of the aluminum component of sales, which we generally pass through to our customers. The decline in aluminum value reduced revenues by approximately $1.7 million in the first three quarters of 2014 when compared to the first three quarters of 2013. Unit shipments decreased 1 percent in the first three quarters of 2014, with the lower volume resulting in a $5.5 million revenue decrease.

Customer Comparisons
As reported by industry publications, North American production of passenger cars and light trucks in the third quarter of 2014 was up approximately 8 percent compared to the same quarter in the previous year, while our unit wheel shipments decreased 11 percent for the comparable period.  The overall increase in North American light vehicle production included an 11 percent increase in the light-duty truck category and a 5 percent increase for passenger cars. Comparing the same time periods for Superior, our shipments of passenger car wheels decreased 16 percent and light-duty truck wheels decreased 9 percent.

OEM unit shipment composition by customer was as follows:

	Thirteen Weeks Ended
	September 28, 2014	September 29, 2013
Ford	42%	43%
General Motors	25%	25%
Toyota	12%	12%
Chrysler	9%	9%
International customers (excluding Toyota)	12%	11%
Total	100%	100%

At the customer level, unit shipments to Ford in the third quarter of 2014 decreased 11 percent compared to the third quarter last year, as passenger car wheel shipments decreased 18 percent and light-duty truck wheels decreased 10 percent.  At the program level, the major unit shipment decreases were for the F-Series Truck, Fusion, Expedition, Flex and Taurus, partially offset by unit shipment increases for the Explorer and the Lincoln MKC.

Shipments to GM in the third quarter of 2014 decreased 12 percent compared to the third quarter of 2013, as passenger car wheel shipments decreased 30 percent and light-duty truck wheel shipments decreased 11 percent.  The major unit shipment decreases to GM were for the K2XX platform vehicles, Chevrolet Impala and Buick Enclave.

Shipments to Toyota in the third quarter of 2014 decreased 16 percent compared to the third quarter last year, as shipments of passenger car wheels decreased 44 percent and light-duty truck wheels increased 1 percent.  The major unit shipment decreases to Toyota were for the Avalon, Camry and Venza, partially offset by unit shipment increases for the Tundra.

Shipments to Chrysler in the third quarter of 2014 declined 8 percent compared to the third quarter last year, as shipments of passenger car wheels decreased 92 percent and shipments of light-duty truck wheels were unchanged.  The major unit shipment decreases to Chrysler were for the Dodge Challenger, Journey and Ram truck, which were partially offset by unit shipment increases for the Chrysler Town & Country and Dodge Durango.

Shipments to international customers (excluding Toyota) in the third quarter of 2014 decreased 1 percent compared to the third quarter of 2013, as shipments of light-duty truck wheels decreased 32 percent and shipments of passenger car wheels increased 14 percent.  At the program level, major unit shipment decreases to international customers were for BMW's X3 and Nissan's Titan, partially offset by unit shipment increases for the Nissan Altima and Subaru Outback.

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

Consolidated cost of goods sold decreased $7.1 million to $169.1 million in the third quarter of 2014, or 96 percent of net sales, compared to $176.2 million, or 92 percent of net sales, in the third quarter of 2013. Cost of sales in 2014 primarily reflects an 11 percent decrease in unit shipments partially offset by an increase in aluminum prices, which we generally pass through to our customers and $4.2 million of additional costs related to the Rogers facility closure discussed above. Direct material and subcontract costs decreased approximately $6.2 million to $98.0 million from $104.2 million in the third quarter of 2013, primarily due to the decline in sales volume. The decrease in direct material costs was partially offset by an increase of approximately $6.2 million due to aluminum price increases, which we generally pass through to our customers. Depreciation expense increased $3.0 million in the third quarter of 2014 as compared to the third quarter of 2013 and included $3.1 million of accelerated cost to reflect shorter useful lives for assets that will no longer be used after operations cease at the Rogers facility. Plant labor and benefit costs included $0.8 million of severance costs for the Rogers facility closure and totaled $29.4 million in the third quarter of 2014, a decrease of $0.8 million compared to the third quarter last year. Third quarter repair and maintenance costs decreased $0.6 million to $6.9 million and supply and small tool costs decreased $0.1 million to $5.8 million when compared to the third quarter of 2013. Cost of sales associated with centralized services such as wheel program development engineering and manufacturing support services increased $0.2 million in the third quarter of 2014 when compared to the 2013 period.

For the first three quarters of 2014 our consolidated cost of goods sold decreased $31.8 million to $520.1 million in the first three quarters of 2014, or 93 percent of net sales, compared to $551.9 million, or 92 percent of net sales, in the first three quarters of 2013. Lower cost of sales in 2014 primarily reflects a 6 percent decrease in unit shipments and a decline in aluminum prices, which we generally pass through to our customers. Direct material and subcontract costs decreased approximately $26.5 million to $303.6 million, from $330.1 million in the first three quarters of 2013. The change in direct material costs includes a reduction of approximately $4.8 million due to aluminum price decreases, which we generally pass through to our customers. Cost of sales in 2014 includes $4.2 million of costs related to the Rogers facility closure including additional depreciation charges totaling $3.1 million and severance costs of $0.8 million. Compared to the first three quarters of 2013, plant labor and benefit costs were $90.1 million in the first three quarters of 2014, a decrease of $7.3 million compared to the first three quarters last year. Supply and small tool costs decreased $2.5 million to $18.0 million and repair and maintenance costs decreased $1.2 million to $20.6 million, in the first three quarters of 2014. Cost of sales associated with centralized services such as wheel program development engineering and manufacturing support services decreased $0.6 million in the first three quarters of 2014 when compared to the 2013 period. Excluding the restructuring related charges discussed above, the cost improvements were reflective of several items including reduction of headcount in reaction to the unit volume decline, as well as the benefits to manufacturing productivity from capital improvements and increased equipment reliability. The lower production levels, however, had an unfavorable impact on cost of sales from lower absorption of fixed overhead costs in the first three quarters of 2014, when compared to last year.

Included below are the major items that impacted cost of sales for our U.S. and Mexico operations during the third quarter and first three quarters of 2014.

U.S. Operations
Cost of sales for our U.S. operations decreased by $3.5 million, or 5 percent, in the third quarter of 2014 as compared to the third quarter of 2013.  Compared to the prior year, lower cost of sales in the 2014 period primarily reflects a 14 percent decrease in unit shipments and a decline in labor costs, offset by $4.2 million of costs related to the Rogers facility closure and a $1.6 million increase in aluminum prices, which we generally pass on to our customers. Depreciation expense increased $3.1 million in the third quarter of 2014 as a result of the planned Rogers facility closure. When compared to the prior year, the third quarter 2014 decline in plant labor and benefit costs was approximately $2.1 million, or 13 percent, primarily as a result of decreases in headcount and contract labor costs, partially offset by $0.8 million of severance costs related to the Rogers closure. Additionally, wheels produced per labor hour increased 10 percent while labor cost per wheel decreased 1 percent when compared to the third quarter of 2013. Cost of sales in the 2014 period also includes a $0.5 million decrease in plant repair and maintenance costs and $0.4 million lower supply and small tool costs, when compared to the third quarter of 2013. Excluding costs related to the Rogers closure, costs for the current year period declined overall. However, lower production levels had an unfavorable impact on cost of sales due to lower absorption of fixed overhead costs in the third quarter of 2014 when compared to last year.

For the first three quarters of 2014, cost of sales for our U.S. operations decreased by $19.1 million, or 9 percent, when compared to the first three quarters of 2013.  Lower cost of sales for our U.S. wheel plants in the 2014 period primarily reflects the impact of a 14 percent decrease in unit shipments, improved productivity resulting in decreases in labor and other costs, as well as a $1.9 million decline in aluminum prices, which we generally pass on to our customers. The lower cost of sales in 2014 was partially offset by $4.2 million of higher costs resulting from the Rogers facility closure, including additional depreciation charges totaling $3.1 million. When compared to the prior year, the decline in plant labor and benefit costs was approximately $10.3 million, or 18 percent, in the first three quarters of 2014, primarily as a result of decreases in headcount, contract labor and overtime, partially offset by $0.8 million of severance costs related to the Rogers closure. Additionally, wheels produced per labor hour increased 12 percent while labor cost per wheel decreased 1 percent when compared to the first three quarters of 2013. Lower cost of sales in the 2014 period also resulted from decreases in supply and small tool costs of $2.6 million and plant repair and maintenance costs of $1.1 million. Excluding costs related to the Rogers closure, the improvements were reflective of several items including reduction of headcount in reaction to the unit volume decline, as well as the benefits to manufacturing productivity from capital improvements and increased equipment reliability. The lower production levels, however, had an unfavorable impact on cost of sales from lower absorption of fixed overhead costs in the first three quarters of 2014, when compared to last year.

Mexico Operations
Cost of sales for our Mexico operations in the third quarter of 2014 decreased by $3.7 million, or 4 percent, when compared to the third quarter of 2013.  The 2014 decrease primarily reflects a 9 percent decrease in unit shipments offset by an approximate $4.6 million increase in aluminum prices which we generally pass through to our customers, as well as increased labor costs. During the third quarter of 2014, plant labor and benefit costs increased approximately $1.4 million, or 10 percent, when compared to the third quarter last year. During the third quarter of 2014, wheels produced per labor hour decreased 1 percent while labor cost per wheel increased 10 percent when compared to the third quarter of 2013.

For the first three quarters of 2014, cost of sales for our Mexico operations decreased by $12.1 million, or 4 percent, when compared to the first three quarters of 2013.  The lower cost of sales in 2014 primarily reflects a 1 percent decrease in unit shipments, an approximate $3.0 million decrease in aluminum prices, which we generally pass through to our customers, and a mix of wheels with lower production costs, when compared to last year. During the first three quarters of 2014, plant labor and benefit costs increased approximately $3.0 million, or 7 percent, when compared to the first three quarters last year. During the first three quarters of 2014, wheels produced per labor hour increased 2 percent while labor cost per wheel increased 4 percent when compared to the first three quarters of 2013.

Gross Profit

Consolidated gross profit decreased $8.1 million for the third quarter of 2014 to $7.3 million, or 4 percent of net sales, compared to $15.4 million, or 8 percent of net sales, for the comparable period a year ago. The decrease in gross profit primarily reflects the 11 percent decrease in unit shipments, the $4.2 million of costs related to the Rogers facility closure and unreimbursed cost increases for aluminum alloying premiums in the third quarter of 2014 when compared to the comparable period last year. For the first three quarters of 2014, consolidated gross profit decreased $6.5 million to $38.7 million, or 7 percent of net sales, compared to $45.2 million, or 8 percent of net sales, for the comparable period a year ago. Unit shipments decreased 6 percent in the first three quarters of 2014 when compared to the comparable period last year. Gross profit in the first three quarters of 2014 primarily reflects the unfavorable impact of the lower volume and costs associated with the Rogers facility closure, partially offset by favorable timing of aluminum pricing adjustments as explained below.

The cost of aluminum is a component of our selling prices to OEM customers and a significant component of the overall cost of a wheel. The price for aluminum we purchase is adjusted monthly based primarily on changes in certain published market indices. Our selling prices are adjusted periodically based upon aluminum market price changes, but the timing of such adjustments is based on specific customer agreements and can vary from monthly to quarterly. Even if aluminum selling price adjustments were to perfectly match changes in aluminum purchase prices, an increasing aluminum price will result in a declining gross margin percentage - i.e., same gross profit dollars divided by increased sales dollars equals lower gross profit percentage. The opposite is true in periods during which the price of aluminum decreases. In addition, although our sales are continuously adjusted for aluminum price changes, these adjustments rarely will match exactly the changes in our aluminum purchase prices and cost of sales.  As estimated by the company, the unfavorable impact on gross profit related to such differences in timing of aluminum adjustments was approximately $0.4 million in the third quarter of 2014, while for the first three quarters of 2014 the favorable impact was approximately $1.8 million, when compared to the comparable periods in 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2014 increased $1.7 million to $10.0 million, or 6 percent of net sales, from $8.3 million, or 4 percent of net sales, for the comparable period in 2013.  The 2014 period cost increase is primarily attributable to $1.0 million of charges resulting from the write-down of the carrying value of an aircraft we currently are holding for sale, higher professional service fees of $1.3 million, legal fees of $0.2 million and a $0.2 million loss on sale of an aircraft, while the third quarter of 2013 included $1.1 million higher severance costs. For the first three quarters of 2014, selling, general and administrative expenses were $25.2 million, or 5 percent of net sales, compared to $22.6 million, or 4 percent of net sales for the comparable period last year. The 2014 period cost increase is primarily attributable to higher professional service fees of $2.1 million, depreciation expense of $1.3 million primarily due to revised salvage value estimates discussed above and legal fees of $0.4, somewhat offset by $1.1 million lower provisions for doubtful accounts receivable. The higher level of professional service and legal fees incurred during 2014 relate to cost incurred in association with a proxy contest, as well as for strategy and other company assessments and executive recruiting completed during the year.

Income (Loss) from Operations

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

Consolidated loss from operations was $2.6 million in the third quarter of 2014, a decrease of $9.8 million from operating income of $7.2 million, or 4 percent of net sales, in the comparable period in 2013.  Excluding additional depreciation expenses of $4.1 million and Rogers facility closure costs of $1.1 million discussed above, consolidated income from operations in the third quarter of 2014 totaled $2.7 million, or 2 percent of net sales. Income from our Mexican operations decreased $4.6 million in the third quarter of 2014. For the third quarter of 2014, including the restructuring impacts discussed above, income from our U.S. operations decreased $2.8 million when compared to the third quarter of 2013.  Unallocated corporate costs incurred during the third quarter of 2014 were $2.4 million higher than the comparable period in 2013 and included increases of $1.0 million in depreciation expense resulting from revised salvage value estimates related to an aircraft currently held for sale, $1.3 million of other professional service fees, $0.4 million of unreimbursed development costs and higher legal fees of $0.2 million, while the third quarter of 2013 included $1.1 million higher severance costs.

Consolidated income from operations decreased $9.1 million to $13.5 million, or 2 percent of net sales, for the first three quarters of 2014 from $22.6 million, or 4 percent of net sales, in the comparable period in 2013.  Income from our Mexican operations decreased $2.1 million in the first three quarters of 2014. Income from our U.S. operations decreased $2.3 million when comparing the first three quarters of 2014 to the comparable period in 2013.  Unallocated corporate costs incurred during the first three quarters of 2014 were $4.6 million higher than the comparable period in 2013 and included increases of $2.1 million in other professional service fees, $1.3 million in depreciation expense resulting primarily from revised salvage value estimates related to the aircraft discussed above and $1.0 million of unreimbursed development costs.

Included below are the major items that impacted income from operations for our U.S. and Mexico operations during 2014.

U.S. Operations
Operating income (loss) from our U.S. operations in the third quarter of 2014 decreased $2.8 million when compared to the third quarter last year, including $4.2 million of costs incurred in the current year related to the Rogers facility closure discussed above.  Excluding the costs related to the Rogers closure, operating income increased in the third quarter of 2014 as improvements in average selling prices of our wheels and lower costs overall offset the impact of a 14 percent decrease in unit shipments. The average selling price of our wheels increased due to an improved mix of wheel sizes and finishes sold. Excluding the Rogers closure costs, the overall cost improvement was primarily driven by lower labor costs due to improved productivity; however, the lower production levels had an unfavorable impact on operating income due to lower absorption of fixed overhead costs in the third quarter of 2014, when compared to last year. As a percentage of net sales, excluding the Rogers closure costs, our gross margin increased 2 percentage points in the third quarter of 2014 when compared to the same period of 2013.

For the first three quarters of 2014, income from our U.S. operations decreased $2.3 million when compared to the first three quarters last year, including $4.2 million of costs incurred in the current year for the Rogers facility closure discussed above.  Excluding the costs related to the Rogers closure, operating income increased in the first three quarters of 2014 as improvements in average selling prices of our wheels and lower costs overall offset the impact of a 14 percent decrease in unit shipments. The average selling price of our wheels increased due to an improved mix of wheel sizes and finishes sold. Excluding the Rogers closure costs, the overall cost improvement included reductions in labor due to improved productivity, and lower repair, maintenance and supply costs. However, the lower production levels had an unfavorable impact on operating income due to lower absorption of fixed overhead costs in the first three quarters of 2014 when compared to last year. As a percentage of net sales, excluding the Rogers closure costs, our gross margin increased 1 percentage point in the first three quarters of 2014 when compared to the same period of 2013.

Mexico Operations
Income from our Mexico operations decreased $4.6 million in the third quarter of 2014 as compared to the third quarter of 2013.  As a percentage of net sales, our gross margin decreased 3 percentage points when comparing the third quarter of 2014 with the third quarter of 2013. Income from operations decreased as a result of a 9 percent decline in unit shipments, an unfavorable impact on average selling prices due to a change in the mix of wheel sizes and finishes sold and higher manufacturing costs.

For the first three quarters of 2014, income from our Mexico operations decreased $2.1 million when compared to the first three quarters of 2013.  Income from operations in 2014 reflects a decrease in gross profit of $3.6 million. As a percentage of net sales, our gross margin was flat when comparing the first three quarters of 2014 with the first three quarters of 2013. Income from operations decreased as a result of a 1 percent decrease in unit shipments, an unfavorable impact on average selling prices due to a change in the mix of wheel sizes and finishes sold and higher manufacturing costs, partially offset by a favorable timing impact of aluminum price adjustments.

U.S. versus Mexico Production
For both the third quarter and first nine months of 2014, wheels produced by our Mexico and U.S. operations accounted for 68 percent and 32 percent, respectively, of our total production.  We currently anticipate that the percentage of production in Mexico will be between 68 percent and 73 percent of our total production for the remainder of 2014.

Interest Income, net and Other Income (Expense), net

Net interest income decreased $0.2 million in the third quarter of 2014 when compared to the third quarter of 2013, and decreased $0.4 million in the first three quarters of 2014 when compared to the first three quarters of 2013.

Net other income (expense) was expense of $0.3 million in the third quarter of 2014, compared to income of $0.1 million in the third quarter of 2013. Foreign exchange gains and (losses) included in other income (expense) net were exchange losses of $0.4 million in the third quarter of 2014, compared to exchange losses of $0.2 million in the third quarter of 2013. For the first three quarters of 2014, net other income (expense) was expense of $0.4 million, compared to income of $0.6 million in the first three quarters of 2013. Foreign exchange gains and (losses) included in other income (expense) net were exchange losses of $0.6 million in the first three quarters of 2014 primarily reflective of unfavorable exchange rate changes in the U.S. dollar to Mexican peso and the euro, compared to exchange gains of $0.2 million in the first three quarters of 2013.

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

The effect on deferred taxes of a change in tax rates is recognized in income in the period that the tax rate change is enacted. In assessing the likelihood of realization of deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income taxes when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe that the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. Our valuation allowances totaled $3.4 million as of September 28, 2014 and December 29, 2013, and relate to state deferred tax assets for net operating loss and tax credit carryforwards that are not expected to be realized due to changes in tax law and cessation of business in Kansas.

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

The income tax benefit for the thirteen weeks ended September 28, 2014 was $0.3 million, which was an effective income tax rate of 12 percent. For the thirty-nine weeks ended September 28, 2014 the provision for income taxes was $6.5 million, which was an effective income tax rate of 47 percent. The tax benefit for the thirteen weeks ended September 28, 2014 was lower than the benefit calculated using the U.S. federal statutory rate due to interest and penalties on unrecognized tax benefits and the write-down of a tax refund receivable, partially offset by the release of certain liabilities related to uncertain tax positions due to the expiration of a statute of limitations. The effective tax rate for the thirty-nine weeks ended September 28, 2014 was higher than the federal statutory rate as a result of non-deductible expenses primarily related to compensation deduction limitations and recent tax law changes in Mexico, interest and penalties on unrecognized tax benefits, the write-down of a tax refund receivable and state income taxes (net of federal tax benefit), partially offset by the release of a reserve due to the expiration of a statute of limitations and foreign income taxed at rates that are lower than the U. S. statutory rates.

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

During the first three quarters of 2014, the liability for uncertain tax positions increased by $1.2 million to $16.4 million from $15.2 million at December 29, 2013. The increase primarily resulted from $1.1 million of interest and penalties which were recognized in income tax expense during the first three quarters of 2014 and a $0.8 million increase for tax positions taken in the current period, partially offset by a $0.5 million reduction due to the expiration of a statute of limitations. During February 2013, Mexico's Tax Administration Service (Servicio de Administracion Tributaria, or "SAT"), finalized its examination of the 2007 tax year of Superior Industries de Mexico S.A. de C.V., our wholly-owned Mexican subsidiary. As a result, we reached a settlement with SAT for the 2007 tax year and made a cash payment of $0.3 million during the first quarter of 2013.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Mexico, the Netherlands, India and the United States.  We are no longer open for examination by taxing authorities regarding any U.S. federal income tax returns for years before 2011 while the years open for examination under various state and local jurisdictions vary. The Internal Revenue Service ("IRS") is currently conducting an audit of the 2011 tax year of Superior Industries International and subsidiaries. We expect this IRS audit to be completed during the fourth quarter of 2014. We expect approximately $9.4 million of unrecognized tax benefits related to our

U.S. and Mexico operations will be recognized in the twelve month period ending September 27, 2015 due to the expiration of certain statutes of limitations or due to settlement of uncertain tax positions.

Net Income (Loss)

As discussed above, the results for the third quarter and first three quarters of 2014 reflect the $5.4 million (approximately $3.3 million after tax) impacts of depreciation adjustments for an aircraft, loss on sale of an aircraft and costs associated with the closure of our Rogers facility. The net loss in the third quarter of 2014 was $2.4 million, or $0.09 per diluted share, compared to net income in the third quarter of 2013 of $5.2 million, or $0.19 per diluted share. Net income in the first three quarters of 2014 was $7.4 million, or $0.27 per diluted share, compared to net income in the first three quarters of 2013 of $16.4 million, or $0.60 per diluted share.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity primarily include cash, cash equivalents and short-term investments and net cash provided by operating activities and, from time to time, other external sources of funds.  Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $221.2 million and 3.9:1, respectively, at September 28, 2014, versus $284.8 million and 3.9:1 at December 29, 2013.  We have no long-term debt.  As of September 28, 2014, our cash, cash equivalents and short-term investments totaled $86.9 million compared to $203.1 million at December 29, 2013 and $186.5 million at September 29, 2013.

Working capital decreased in the first three quarters of 2014 and primarily reflects payments related to constructing and equipping our new wheel plant in Mexico discussed below, which decreased cash during the period. The change in working capital also reflects payments to repurchase our common stock, discussed below, partially offset by increases in accounts receivable, inventory and other assets. At this time, we expect all working capital requirements, funds required for investing activities and cash dividend payments for 2014 to be funded from internally generated funds or existing cash, cash equivalents and short-term investments.  Depending on future requirements, the company may seek to implement some form of financing as it reviews its future capital allocation and capital structure. The level of change in cash and cash provided by operating activities experienced in the first three quarters of 2014 may not necessarily be indicative of future results.

During the first half of 2013 we announced our plans to invest between $125 million and $135 million to build a new manufacturing facility in Mexico, supported by the expectation of continued strength in demand for aluminum wheels in the North American market. In June 2013 we entered into a contract for the construction of the new facility and subsequently entered into contracts for the purchase of equipment for the new facility. Through the end of the first three quarters of 2014, the total value of these contracts was approximately $120.6 million, of which a total of $102.9 million was paid in cash in 2013 and 2014, with the remaining payments expected to be made over the next 3 months. We currently project the new facility will be operational in late 2014.

On March 27, 2013, our Board of Directors approved a new stock repurchase program (the "2013 Program") authorizing the repurchase of up to $30.0 million of our common stock. Through September 28, 2014, we repurchased 1,511,000 shares of our common stock at a total investment of $30.0 million under the 2013 Program. As of September 28, 2014, total repurchases reached the maximum expenditure authorized under the 2013 Program. In October 2014, our Board of Directors approved a new stock repurchase program (the "2014 Program") authorizing the buyback of up to $30.0 million of our common stock. Currently, we expect to fund the repurchases through available cash, although credit options are being evaluated in the context of total capital needs. The timing and extent of the repurchases under the 2014 Program will depend upon market conditions and other corporate considerations in our sole discretion.

The following table presents a summary of the net increase in cash and cash equivalents in the periods presented:

(Dollars in thousands)	Thirty-nine Weeks Ended
	September 28, 2014	September 29, 2013	Change
Net cash provided by operating activities	$5,693	$20,684	$(14,991)
Net cash used in investing activities	(89,900)	(43,225)	(46,675)
Net cash (used in) provided by financing activities	(30,780)	1,837	(32,617)
Effect of exchange rate changes on cash	(1,181)	64	(1,245)
Net decrease in cash and cash equivalents	$(116,168)	$(20,640)	$(95,528)

Operating Activities

Net cash provided by operating activities was $5.7 million for the thirty-nine week period ended September 28, 2014, compared to $20.7 million for the comparable period a year ago.  Compared to the first three quarters of 2013, the $15.0 million decrease in cash from operating activities in the first three quarters of 2014 resulted primarily from unfavorable fluctuations in inventory, accounts payable and prepaid aluminum totaling $27.4 million, partially offset by a favorable change in accounts receivable, income taxes payable and other liabilities totaling $12.6 million.

Investing Activities

Our principal investing activities during the thirty-nine week period ended September 28, 2014 included the funding of $92.0 million of capital expenditures, including payments totaling $67.1 million related to our new wheel plant discussed above, and the purchase of $3.8 million of certificates of deposit, offset by the receipt of $3.8 million cash proceeds from maturing certificates of deposit and $2.0 million cash proceeds from the sale of equipment.  Investing activities during the comparable period a year ago included the funding of $43.4 million of capital expenditures, including payments totaling $19.7 million related to our new wheel plant, and the purchase of $3.8 million of certificates of deposit, offset by the receipt of $4.0 million cash proceeds from maturing certificates of deposit.

Financing Activities

Financing activities during the thirty-nine week period ended September 28, 2014 consisted of the repurchase of our common stock for cash totaling $21.8 million and the payment of cash dividends on our common stock totaling $14.6 million, partially offset by receipt of cash proceeds from the exercise of stock options totaling $5.6 million. Financing activities during the thirty-nine week period ended September 29, 2013 consisted of the receipt of cash proceeds from the exercise of stock options totaling $1.5 million and excess tax benefits from the option exercises of $0.3 million. In December 2012 the company's Board of Directors approved an accelerated payment of the 2013 regular cash dividends into 2012. Accordingly, a payment of $17.5 million, representing the 2013 regular cash dividend of $0.64, was made in December 2012.

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
The Employment Agreement also contains provisions for severance benefits including lump sum payments calculated based on Mr. Stebbins' base salary and bonus, as well as health care continuation, if he is terminated without “cause” or resigns for “good reason." In addition, if Mr. Stebbins is terminated without “cause” or resigns for “good reason” within one year following a change in control of the company, the severance benefits are increased 100 percent.

Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, changing commodity prices for the materials used in the manufacture of our products and the development of new products.

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican peso, the value of which was unchanged in relation to the U.S. dollar in the first three quarters of 2014.  Foreign currency transaction losses totaled $0.6 million in the first three quarters of 2014 while transaction gains totaled $0.2 million in the first three quarters of 2013.  All transaction gains and losses are included in other income (expense) in the condensed consolidated statements of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at September 28, 2014 of $60.5 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income (loss).

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments in place for the delivery of natural gas through 2015. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, we expected to take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to our intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of September 28, 2014 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency.  A significant portion of our business operations are conducted in Mexico. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities and, at September 28, 2014, we had not entered into any foreign exchange contracts.

During the first three quarters of 2014, the Mexican peso exchange rate to U.S. dollar averaged 13.1 pesos per U.S. dollar. Based on the balance sheet at September 28, 2014, a 10 percent change in the relationship between the peso and the U.S. dollar may result in a translation impact of between $10.7 million and $13.1 million, which would be recognized in other comprehensive income.

Our business requires us to settle transactions between currencies in both directions, i.e., peso to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” Foreign currency transaction losses totaled $0.6 million in the first three quarters of 2014. Based on the current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances and there can be no assurances that the net transaction balance will not change significantly in the future.

Natural Gas Purchase Commitments.  When market conditions warrant, we enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as natural gas. However, we do not enter into derivatives or other financial instrument transactions for speculative purposes. At September 28, 2014, we had several purchase commitments in place for the delivery of natural gas through 2015 for a total cost of $1.6 million. These fixed price natural gas contracts may expose us to higher costs that cannot be recouped in selling prices in the event that the market price of natural gas declines below the contract price.  As of September 28, 2014, we have fixed price natural gas purchase agreements for deliveries through 2015 that represent approximately 8 percent of our estimated natural gas consumption through 2015.

Also see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our 2013 Annual Report on Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management” in this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 28, 2014.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended September 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the first three quarters of 2014, there were no sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 27, 2013, our Board of Directors approved a new stock repurchase program (the "2013 Program") authorizing the repurchase of up to $30.0 million of our common stock. Through September 28, 2014, we repurchased and retired 1,511,000 shares under the program at a total cost of $30.0 million under the 2013 Program.

In October 2014, our Board of Directors approved a new stock repurchase program (the "2014 Program") authorizing the repurchase of up to $30.0 million of our common stock. Under the 2014 Program, we may repurchase common stock from time to time on the open market or in private transactions. Currently, we expect to fund the repurchases through available cash, although credit options are being evaluated in the context of total capital needs. The timing and extent of the repurchases under the 2014 Program will depend upon market conditions and other corporate considerations in our sole discretion.

The following table provides common stock repurchases made by or on behalf of the company during the three months ended September 28, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
(Thousands of dollars, except per share amounts)
June 30, 2014 - July 27, 2014	226,657	$20.33	226,657
July 28, 2014 - August 24, 2014	210,120	$20.00	210,120
August 25, 2014 - September 28, 2014	—	$—	—
Total	436,777		436,777	$—

Item 6.  Exhibits

3.1	Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 23, 2013).
3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 25, 2010).
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

32.1
Certification of Donald J. Stebbins, Chief Executive Officer and President, and Kerry A. Shiba, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T).
Items 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date:	November 4, 2014	/s/ Donald J. Stebbins
Donald J. Stebbins Chief Executive Officer and President

Date:	November 4, 2014	/s/ Kerry A. Shiba
Kerry A. Shiba Executive Vice President and Chief Financial Officer