Form 10-K
period 2014-12-28
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2015-03-12
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2014

Commission file number: 1-6615

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

California	95-2594729
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

24800 Denso Drive, Suite 225
Southfield, Michigan	48033
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code:  (818) 781-4973
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]
The aggregate market value of the registrant’s no par value common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $541,717,000, based on a closing price of $20.15.  On February 27, 2015, there were 26,942,747 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2015 Annual Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf.  We have included or incorporated by reference in this Annual Report on Form 10-K (including in the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations"), and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management's current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and potential liability for environmental-related matters. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to” and similar expressions. These statements include our belief and statements regarding general automotive industry and market conditions and growth rates, as well as general domestic and international economic conditions.

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the company, which could cause actual results to differ materially from such statements and from the company's historical results and experience.  These risks, uncertainties and other factors include, but are not limited to those described in Part I - Item 1A - Risk Factors and Part II - Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K and elsewhere in the Annual Report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

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

PART I

ITEM 1 - BUSINESS

Description of Business and Industry

The principal business of Superior Industries International, Inc. (referred to herein as the “company” or in the first person notation “we,” “us” and “our”) is the design and manufacture of aluminum road wheels for sale to original equipment manufacturers ("OEMs"). We are one of the largest suppliers of cast aluminum wheels to the world's leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States and Mexico. Products made in our North American facilities are delivered primarily to automotive assembly operations in North America, both for domestic and internationally branded customers. Our OEM aluminum road wheels primarily are sold for factory installation, as either optional or standard equipment, on many vehicle models manufactured by Ford, General Motors ("GM"), Toyota, Fiat Chrysler Automobiles N.V. ("FCA"), BMW, Mitsubishi, Nissan, Subaru, Volkswagen and Tesla.

Production levels of the U.S. automotive industry for 2014 were 16.9 million vehicles, a 5 percent, or 0.9 million unit, increase over 2013. We track annual production rates based on information from Ward's Automotive Group. The North American annual production levels of automobiles and light-duty trucks (including SUV's, vans and "crossover vehicles") continue the trend of growth since the 2009 recession. Current economic conditions and low consumer interest rates have been generally supportive of market growth and, in addition, the relatively high average age of vehicles on the road appears to be contributing to higher rates of vehicle replacement. It was reported in 2014 that the average age of all light vehicles in the U.S. remained steady at a record level of 11.4 years, according to IHS Automotive.

In 2013, production of automobiles and light-duty trucks in North America reached 16.1 million units, an increase of 5 percent over 2012. Production in 2012 reached 15.4 million units, an increase of 2.3 million, or 18 percent, from 13.1 million vehicles in 2011. Continued improvement in the U.S. economy and low consumer interest rates both supported market demand recovery following the 2009 recession.

The 2014 rate of vehicle production increase was strongest in the light-duty truck category. Consistent with the overall market, the company's unit sales were stronger in light-duty trucks than passenger cars, and domestic brands held firmer than international brands.

We were initially incorporated in Delaware in 1969 and reincorporated in California in 1994. In 2015, we moved our headquarters from Van Nuys, California to Southfield, Michigan. Our stock is traded on the New York Stock Exchange under the symbol "SUP."

Raw Materials

The raw materials used in producing our products are readily available and are obtained through numerous suppliers with whom we have established trade relations. We purchase aluminum for the manufacture of our aluminum road wheels, which accounted for the vast majority of our total raw material requirements during 2014. The majority of our aluminum requirements are met through purchase orders with certain major domestic and foreign producers, with physical supply coming from North American locations. Generally, the orders are fixed as to minimum and maximum quantities of aluminum, which the producers must supply during the term of the orders. During 2014, we were able to successfully secure aluminum commitments from our primary suppliers to meet production requirements and we anticipate being able to source aluminum requirements to meet our expected level of production in 2015. We procure other raw materials through numerous suppliers with whom we have established trade relationships.

When market conditions warrant, we also may enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments for the delivery of natural gas through 2015. These natural gas contracts are considered to be derivatives under U.S. generally accepted accounting principles ("GAAP"), and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. See Note 15 - Commitments and Contingent Liabilities in Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report for further discussion of natural gas contracts.

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

Ford, GM, Toyota and FCA were our only customers individually accounting for more than 10 percent of our consolidated net sales in 2014. Net sales to these customers in 2014, 2013 and 2012 were as follows (dollars in millions):

	2014		2013		2012
	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars
Ford	44%	$321.6	45%	$349.7	38%	$313.3
GM	24%	$175.8	24%	$186.4	27%	$217.5
Toyota	12%	$88.3	12%	$92.1	9%	$77.0
FCA	10%	$72.0	10%	$78.1	12%	$95.4

The loss of all or a substantial portion of our sales to Ford, GM, Toyota or FCA would have a significant adverse effect on our financial results. See also Item 1A - Risk Factors - Customer Concentration of this Annual Report.

Foreign Operations
We manufacture in Mexico a significant portion of our products that are sold both in the United States and Mexico. Net sales of wheels manufactured in our Mexico operations in 2014 totaled $483.3 million and represented 65 percent of our total net sales. The portion of our products produced in Mexico versus the United States will increase in 2015 as we ceased production at our Rogers, Arkansas facility in December 2014, and we are beginning initial commercial production at a new wheel plant in Mexico in the first quarter of 2015. Net property, plant and equipment used in our operations in Mexico totaled $199.9 million at December 31, 2014, including $119.4 million related to our recently completed wheel plant. The overall cost for us to manufacture wheels in Mexico currently is lower than in the U.S., in particular because of reduced labor cost due to lower prevailing wage rates. Such current advantages to manufacturing our product in Mexico can be affected by changes in cost structures, trade protection laws, policies and other regulations affecting trade and investments, social, political, labor, or general economic conditions in Mexico. Other factors that can affect the business and financial results of our Mexican operations include, but are not limited to, valuation of the peso, availability and competency of personnel and tax regulations in Mexico. See also Item 1A- Risk Factors - International Operations and Item 1A - Risk Factors - Foreign Currency Fluctuations.
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

Competition

Competition in the market for aluminum road wheels is based primarily on price, technology, quality, delivery and overall customer service. We are one of the leading suppliers of aluminum road wheels for OEM installations in the world, and currently are the largest producer in North America. We currently supply approximately 21 percent of the aluminum wheels installed on passenger cars and light-duty trucks in North America. Competition is global in nature with growing exports from Asia into North America. There are several competitors with facilities in North America, none of which represent greater than 12 percent individually of the total North American production capacity based on our current estimation. See also Item 1A - Risk Factors - Competition of this Annual Report. Other types of road wheels, such as those made of steel, also compete with our products. According to Ward's Automotive Group, the aluminum wheel penetration rate on passenger cars and light-duty trucks in the U.S. was 81 percent for the 2014 model year and 80 percent for the 2013 model year, compared to 78 percent for the 2012 model year. We expect the ratio of aluminum to steel wheels to remain relatively stable. However, several factors can affect this rate including price, fuel economy requirements and styling preference. Although aluminum wheels currently are more costly than steel, aluminum is a lighter material than steel, which is desirable for fuel efficiency and generally viewed as aesthetically superior to steel, and thus more desirable to the OEMs and their customers.

Research and Development

Our policy is to continuously review, improve and develop our engineering capabilities to satisfy our customer requirements in the most efficient and cost effective manner available. We strive to achieve this objective by attracting and retaining top engineering talent and by maintaining the latest state-of-the-art computer technology to support engineering development. A fully staffed engineering center, located in Fayetteville, Arkansas, supports our research and development manufacturing needs. We also have a technical sales center at our corporate headquarters in Southfield, Michigan, that maintains a complement of engineering staff centrally located near some of our largest customers' headquarters, engineering and purchasing offices.

Research and development costs (primarily engineering and related costs), which are expensed as incurred, are included in cost of sales in our consolidated income statements. Amounts expended on research and development costs during each of the last three years were $4.4 million in 2014; $4.8 million in 2013; and $5.8 million in 2012.

Government Regulation

Safety standards in the manufacture of vehicles and automotive equipment have been established under the National Traffic and Motor Vehicle Safety Act of 1966. We believe that we are in compliance with all federal standards currently applicable to OEM suppliers and to automotive manufacturers.

Environmental Compliance

Our manufacturing facilities, like most other manufacturing companies, are subject to solid waste, water and air pollution control standards mandated by federal, state and local laws. Violators of these laws are subject to fines and, in extreme cases, plant closure. We believe our facilities are in material compliance with all presently applicable standards. However, costs related to environmental protection may grow due to increasingly stringent laws and regulations. The cost of environmental compliance was approximately $0.4 million in 2014; $0.5 million in 2013; and $0.3 million in 2012. We expect that future environmental compliance expenditures will approximate these levels and will not have a material effect on our consolidated financial position. Furthermore, climate change legislation or regulations restricting emission of "greenhouse gases" could result in increased operating costs and reduced demand for the vehicles that use our products. See also Item 1A - Risk Factors - Environmental Matters of this Annual Report.

Employees

As of December 31, 2014, we had approximately 3,000 full-time employees compared to approximately 3,700 employees at December 31, 2013. None of our employees are covered by a collective bargaining agreement.

Fiscal Year End

Our fiscal year is the 52- or 53-week period ending generally on the last Sunday of the calendar year. The fiscal years 2014 and 2013 comprised the 52-week periods ended on December 28, 2014, and December 29, 2013, respectively. The 2012 fiscal year comprised the 53-week period ended December 30, 2012. For convenience of presentation, all fiscal years are referred to as beginning as of January 1, and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.

Segment Information

We operate as a single integrated business and, as such, have only one operating segment - automotive wheels. Financial information about this segment and geographic areas is contained in Note 5 - Business Segments in Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

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

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information statements, and any amendments thereto are available, without charge, on or through our website, www.supind.com, under “Investor,” as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, which contains these reports, proxy and information statements and other information regarding the company. Also included on our website, www.supind.com, under "Investor," is our Code of Conduct, which, among others, applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Copies of all SEC filings and our Code of Conduct are also available, without charge, upon request from Superior Industries International, Inc., Shareholder Relations, 7800 Woodley Avenue, Van Nuys, CA 91406.

The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference in this Annual Report on Form 10-K unless expressly noted.

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

Risks Relating To Our Company

Automotive Industry Trends - The majority of our sales are made in domestic U.S. markets and almost exclusively within North America. Therefore, our financial performance depends largely on conditions in the U.S. automotive industry, which in turn can be affected significantly by broad economic and financial market conditions. Consumer demand for automobiles is subject to considerable volatility as a result of consumer confidence in general economic conditions, levels of employment, prevailing wages, fuel prices and the availability and cost of consumer credit. With steady improvement in the North American automotive industry since the global recession that began in 2008, vehicle production levels in 2014 reached the highest level in the last decade. However, there can be no guarantee that the improvements in recent years will be sustained or that reductions from current production levels will not occur in future periods. Demand for aluminum wheels can be further affected by other factors, including pricing and performance comparisons to competitive materials such as steel. Finally, the demand for our products is influenced by shifts of market share between vehicle manufacturers and the specific market penetration of individual vehicle platforms being sold by our customers.

Customer Concentration - Ford, GM, Toyota and FCA, together represented approximately 90 percent of our total wheel sales in 2014. Our OEM customers are not required to purchase any minimum amount of products from us. Increasingly global procurement practices, the pace of new vehicle introduction and demand for price reductions may make it more difficult to maintain long-term supply arrangements with our customers, and there are no guarantees that we will be able to negotiate supply arrangements with our customers on terms acceptable to us in the future. The contracts we have entered into with most of our customers provide that we will manufacture wheels for a particular vehicle model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model (usually three to five years), typically are non-exclusive, and do not require the purchase by the customer of any minimum number of wheels from us. Therefore, a significant decrease in consumer demand for certain key models or group of related models sold by any of our major customers, or a decision by a manufacturer not to purchase from us, or to discontinue purchasing from us, for a particular model or group of models, could adversely affect our results of operations and financial condition.

New Operations - Due to the anticipation of continued growth in demand for aluminum wheels in the North American market, in 2013 we began construction of a new manufacturing facility in Mexico. The new facility was operational at the end of 2014 with initial commercial production beginning at the start of 2015. The total capitalized cost of the new facility was approximately $119.4 million, as of December 31, 2014. The new manufacturing facility still entails a number of risks, including the ability to ramp-up commercial production within the cost and timeframe estimated and to attract a sufficient number of skilled workers to meet the needs of the new facility. Additionally, our assessment of the projected benefits associated with the construction of a new manufacturing facility is subject to a number of estimates and assumptions, including future demand for our products, which in turn are subject to significant economic, competitive and other uncertainties that are beyond our control. If we experience delays or increased costs, our estimates and assumptions are incorrect, or other unforeseen events occur, our business, financial condition and results of operations could be adversely impacted. Operating results could be unfavorably impacted by start-up costs until production levels at the new facility reach planned levels. Additionally, our overall ability to increase total company revenues in the future can be affected by factors affecting the volume of product manufactured at our existing factories.

Although our available cash was adequate to fund the project, dedication of our financial resources to this project reduced our cash and working capital, which in turn may limit our flexibility to pursue other initiatives to grow our business or to return capital to our shareholders. After making such an investment, a significant change in our business, the economy or an unexpected decrease in our cash flow for any reason could result in the need borrow funds available from our senior secured revolving credit facility.

Pricing Pressure - The vehicle market is highly competitive at the OEM level, which drives continual cost-cutting initiatives by our customers. Customer concentration, relative supplier fragmentation and product commoditization have translated into continual pressure from OEMs to reduce the price of our products. It is possible that pricing pressures beyond our expectations could intensify as OEMs pursue restructuring and cost cutting initiatives. If we are unable to generate sufficient production cost savings in the future to offset such price reductions, our gross margin, rate of profitability and cash flows would be adversely affected. In addition, changes in OEMs' purchasing policies or payment practices could have an adverse effect on our business. Our OEM customers typically attempt to qualify more than one wheel supplier for the programs we participate in and for programs we may bid on in the future. As such, our OEM customers are able to negotiate favorable pricing or may decrease sales volume. Such actions may result in decreased sales volumes and unit price reductions for the company, resulting in lower revenues, gross profit, operating income and cash flows.

Competition - The automotive component supply industry is highly competitive, both domestically and internationally. Competition is based primarily on a number of factors, including price, technology, quality, delivery and overall customer service and available capacity to meet customer demands. Some of our competitors are companies, or divisions or subsidiaries of companies, which are large and have greater financial and other resources than we do. We cannot ensure that our products will be able to compete successfully with the products of these competitors. In particular, our ability to increase manufacturing capacity typically requires significant investments in facilities, equipment and personnel. Although we have chosen to make investments to build new manufacturing capacity, we also shut down certain existing capacity at the end of 2014. While our overall capacity utilization in 2014 was lower than for the previous two years, our ability to meet substantially higher customer demand for our products and increase revenues will be delayed due to the length of time required before additional manufacturing capacity becomes available. Additionally, operating our facilities at full or near to full capacity levels may cause us to incur labor cost at premium rates in order to meet customer requirements, experience increased maintenance expenses or require us to replace our machinery and equipment on an accelerated basis. Currently, we expect utilization of available productive capacity in 2015 to approximate 98 percent. Furthermore, the nature of the markets in which we compete has attracted new entrants, particularly from low cost countries. As a result, our sales levels and margins continue to be adversely affected by pricing pressures reflective of significant competition from producers located in low-cost foreign markets, such as China. Such competition with lower cost structures pose a significant threat to our ability to compete internationally and domestically. These factors have led to our customers awarding business to foreign competitors in the past and they may continue to do so in the future. In addition, any of our competitors may foresee the course of market development more accurately than we are able to, develop products that are superior to our products, have the ability to produce similar products at a lower cost than we do, or adapt more quickly than we do to new technologies or evolving customer requirements. Consequently, our products may not be able to compete successfully with competitors' products.

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

In addition, due to customer requirements, a significant shift is occurring in the currency denominated in our contracts with our customers. As a result of this change we currently project that in 2015 and beyond the vast majority of our revenues will be denominated in the US dollar, rather than a more balanced mix of US dollar and Mexican peso. In the past we have relied upon significant revenues denominated in the Mexican peso to provide a "natural hedge" against foreign exchange rate changes impacting our peso denominated costs incurred at our facilities in Mexico. Accordingly, the foreign exchange exposure associated with peso denominated costs is a growing risk factor and could have a material adverse effect on our operating results.

Fluctuations in foreign currency exchange rates may also affect the value of our foreign assets as reported in U.S. dollars, and may adversely affect reported earnings and, accordingly, the comparability of period-to-period results of operations. Changes in currency exchange rates may affect the relative prices at which we and our foreign competitors sell products in the same market. In addition, changes in the value of the relevant currencies may affect the cost of certain items required in our operations. We cannot ensure that fluctuations in exchange rates will not otherwise have a material adverse effect on our financial condition or results of operations, or cause significant fluctuations in quarterly and annual results of operations.
We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our material foreign exchange exposures, typically for up to 24 months. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to accounting considerations and the prohibitive economic cost of hedging particular exposures. There is no guarantee that our hedge program will effectively mitigate our exposures to foreign exchange changes which could have material adverse effects on our cash flows and results of operations.

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

Similarly, it also is possible that our customers may experience production delays or disruptions for a variety of reasons, which could include supply-chain disruption for parts other than wheels, equipment breakdowns or other events affecting vehicle assembly rates that impact us, work stoppages or slow-downs at factories where our products are consumed, or even catastrophic events such as fires, disruptive weather conditions or natural disasters. Such disruptions at the customer level may cause the affected customer to halt or limit the purchase of our products.

Impact of Aluminum Pricing - The cost of aluminum is a significant component in the overall cost of a wheel and a portion of our selling prices to OEM customers is attributable to the cost of aluminum. The price for aluminum we purchase is adjusted monthly based primarily on changes in certain published market indices. Our selling prices are adjusted periodically based upon aluminum market price changes, but the timing of such adjustments is based on specific customer agreements and can vary from monthly to quarterly. As a result, the timing of aluminum price adjustments flowing through sales rarely will match the timing of such changes in cost and can result in fluctuation to our gross profit which may at times be negative. This is especially true during periods of frequent increases or decreases in the market price of aluminum.

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

Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the vehicles that use our product. The U.S. Environmental Protection Agency (EPA) has proposed regulations that would require a reduction in emissions of greenhouse gases from motor vehicles and could trigger permit review for greenhouse gas emissions from certain stationary sources and also published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including facilities that emit more than 25,000 tons of greenhouse gases on an annual basis. At the state level, more than one-third of the states have implemented legal measures to reduce emissions of greenhouse gases. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations or from the vehicles that use our product could adversely affect demand for those vehicles or require us to incur costs to reduce emissions of greenhouse gases associated with our operations.

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

Dependence on Key Personnel - Our success depends, in part, on our ability to attract, hire, train and retain qualified managerial, engineering, sales and marketing personnel. We face significant competition for these types of employees in our industry. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully. In addition, key personnel may leave us and compete against us. Our success also depends to a significant extent on the continued service of our senior management team. We may be unsuccessful in replacing key managers who either resign or retire. The loss of any member of our senior management team or other experienced senior employees could impair our ability to execute our business plans and strategic initiatives, cause us to lose customers and experience reduced net sales, or lead to employee morale problems and/or the loss of other key employees. In any such event, our financial condition, results of operations, internal control over financial reporting, or cash flows could be adversely affected.

Repurchases of Common Stock - Although our existing cash and funds available under our senior secured credit facility are currently adequate to fund our approved common stock repurchase plan, dedication of our financial resources to the repurchase of outstanding shares will reduce our liquidity and working capital, which in turn may limit our flexibility to pursue other initiatives to grow our business or to return capital to our shareholders through other means. After making such expenditures, a significant change in our business, the economy or an unexpected decrease in our cash flow for any reason could result in the need for additional outside financing.

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

Integration of Joint Ventures and Acquisitions. As we continue to expand globally, we have engaged, and may continue to engage, in joint ventures and we may pursue acquisitions that involve potential risks, including failure to successfully integrate and realize the expected benefits of such joint ventures or acquisitions. Integrating acquired operations is a significant challenge and there is no assurance that we will be able to manage the integrations successfully. Failure to successfully integrate operations or to realize the expected benefits of such joint ventures or acquisitions may have an adverse impact on our results of operations and financial condition.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our worldwide headquarters is located in Southfield, Michigan. We currently maintain and operate a total of five facilities, excluding the Rogers, Arkansas facility, which we closed in December 2014, which manufacture aluminum wheels for the automotive industry. Four of these five facilities are located in Chihuahua, Mexico and one facility is located in Fayetteville, Arkansas. One of the facilities in Chihuahua, Mexico is new, with construction completed in 2014. The new facility also produces aluminum wheels for the automotive industry, with initial commercial production underway beginning in 2015 and expected to increase steadily throughout 2015. Excluding the closed Rogers location, the five active facilities encompass 2,540,000 square feet of manufacturing space. We own all of our manufacturing facilities, while we lease one warehouse in Rogers, Arkansas, our worldwide headquarters located in Southfield, Michigan and administrative offices in Van Nuys, California.

In general, our manufacturing facilities, which have been constructed at various times over the past several years, are in good operating condition and are adequate to meet our current production capacity requirements. There are active maintenance programs to keep these facilities in good condition, and we have an active capital spending program to replace equipment as needed to maintain factory reliability and keep technologically competitive on a worldwide basis.

Additionally, reference is made to Note 1 - Summary of Significant Accounting Policies, Note 8 - Property, Plant and Equipment and Note 11 - Leases and Related Parties, in Notes to the Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

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

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers who are also Directors is contained in our 2015 Annual Proxy Statement under the caption “Election of Directors.”  Such information is incorporated into Part III, Item 10 – Directors, Executive Officers and Corporate Governance.  With the exception of the Chief Executive Officer ("CEO"), all executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors.  For a description of the CEO’s employment agreement, see “Employment Agreements” in our 2015 Annual Proxy Statement, which is incorporated herein by reference.

Listed below are the name, age, position and business experience of each of our officers, as of the filing date, who are not directors:

			Assumed
Name	Age	Position	Position

Don Chambers	50	Vice President, Human Resources	2014
		Director, Human Resources, Allegion PLC	2013
		Director, Human Resources, Ingersoll Rand PLC	2008

Parveen Kakar	48	Senior Vice President, Corporate Engineering and Product Development	2008
		Vice President, Program Development	2003

Mike Nelson	60	Vice President and Corporate Controller	2011
		Chief Accounting and Financial Officer, Youbet.com, an internet company offering horse race betting	2007

Lawrence R. Oliver	50	Senior Vice President, Operations	2015
		Vice President, Operations, GAF Materials Corporation	2014
		Vice President, Operations & Integrated Supply Chain, Ingersoll Rand PLC	2011
		General Manager and Director of Texas Operations, Residential, Commercial Water, ITT Corporation	2009

Kerry A. Shiba	60	Executive Vice President and Chief Financial Officer	2010
		Director - Ramsey Industries, LLC, a manufacturer of winches, truck mounted cranes and industrial drives	2010
		Senior Vice President and Chief Financial Officer - Remy International, a manufacturer of electrical automotive components	2006

James F. Sistek	51	Senior Vice President, Business Operations	2014
		Chief Executive Officer and Founder - Infologic, Inc.	2013
		Vice President, Shared Services and Chief Information Officer - Visteon Corporation	2009

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (symbol: SUP). We had approximately 421 shareholders of record and 26.9 million shares issued and outstanding as of February 27, 2015.

	Superior Industries International, Inc.	Dow Jones US Total Market Index	Dow Jones US Auto Parts Index
2009	$100.00	$100.00	$100.00
2010	$143.96	$116.65	$158.18
2011	$114.97	$118.22	$139.53
2012	$151.98	$137.52	$156.14
2013	$155.21	$182.86	$243.66
2014	$154.47	$206.53	$269.56

Dividends

Per share cash dividends declared totaled $0.72 and $0.20 during 2014 and 2013, respectively. Dividends declared and paid in 2012 totaled $1.12 per share and included an accelerated payment of the 2013 regular cash dividend that was paid in December 2012, in addition to the regular dividend paid each quarter during 2012 equal to $0.16 per share. The accelerated dividend payment was intended to be in lieu of regular quarterly dividends that the company otherwise would have paid in calendar year 2013. In the third quarter of 2013, the Board of Directors approved a $0.02 increase in the company's quarterly dividend to $0.18 per share from $0.16 per share, or on an annualized basis to $0.72 per share from $0.64 per share. Continuation of dividends is contingent upon various factors, including economic and market conditions, none of which can be accurately predicted, and the approval of our Board of Directors.

Quarterly Common Stock Price Information

The following table sets forth the high and low sales price per share of our common stock during the fiscal periods indicated.

	2014		2013
	High	Low	High	Low
First Quarter	$20.75	$16.89	$22.09	$18.38
Second Quarter	$21.77	$18.82	$18.81	$17.01
Third Quarter	$20.97	$17.94	$18.83	$17.15
Fourth Quarter	$20.25	$17.04	$20.66	$17.50

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 27, 2013, our Board of Directors approved a new stock repurchase program (the "2013 Repurchase Program") authorizing the repurchase of up to $30.0 million of our common stock. Through December 31, 2014, we repurchased and retired 1,511,000 shares under the program at a total cost of $30.0 million under the 2013 Repurchase Program.

In October 2014, our Board of Directors approved a new stock repurchase program (the "2014 Repurchase Program") authorizing the repurchase of up to $30.0 million of our common stock. Under the 2014 Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. The timing and extent of the repurchases under the 2014 Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion.

In 2014, we repurchased 1,089,560 of our common shares at a total cost of $21.8 million. There were no common stock repurchases made by or on behalf of the company during the three months ended December 28, 2014.

Recent Sales of Unregistered Securities

During the fiscal year 2014, there were no sales of unregistered securities.

In May 2014, we withheld 37,967 shares at an average price per share of $20.49 for withholding taxes pertaining to a grant of common stock and the vesting of shares of restricted stock.

ITEM 6 - SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data of this Annual Report.

Our fiscal year is the 52- or 53-week period ending generally on the last Sunday of the calendar year. The fiscal years 2014 and 2013 comprised the 52-week periods ended on December 28, 2014, and December 29, 2013, respectively. The 2012 fiscal year comprised the 53-week period ended December 30, 2012. For convenience of presentation, all fiscal years are referred to as beginning as of January 1, and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.

Fiscal Year Ended December 31,	2014	2013	2012	2011	2010
Income Statement (000s)
Net sales	$745,447	$789,564	$821,454	$822,172	$719,500
Value added sales (1)	414,709	452,999	462,641	438,998	419,083
Restructuring Costs (2)	8,429	—	—	—	2,109
Gross profit	50,222	64,061	60,607	67,060	89,237
Impairments of long-lived assets and other charges	—	—	—	1,337	1,153
Income from operations	17,913	34,593	32,880	39,835	59,799
Income before income taxes
and equity earnings	15,702	36,841	34,489	41,926	57,483
Income tax (provision) benefit (3)	(6,899)	(14,017)	(3,598)	25,243	(2,993)
Equity investment losses (4)	—	—	—	—	(2,847)
Adjusted EBITDA (5)	$55,753	$63,616	$59,599	$69,700	$89,497
Net income	$8,803	$22,824	$30,891	$67,169	$51,643
Balance Sheet (000s)
Current assets	$276,011	$384,218	$404,908	$404,283	$381,612
Current liabilities	$71,962	$99,430	$66,578	$68,550	$70,538
Working capital	$204,049	$284,788	$338,330	$335,733	$311,074
Total assets	$579,910	$653,388	$599,601	$593,231	$572,442
Long-term debt	$—	$—	$—	$—	$—
Shareholders' equity	$439,006	$483,063	$466,905	$460,515	$413,482
Financial Ratios
Current ratio (6)	3.8:1	3.9:1	6.1:1	5.9:1	5.4:1
Long-term debt/total capitalization (7)	—%	—%	—%	—%	—%
Return on average shareholders' equity (8)	1.9%	4.8%	6.7%	15.4%	13.1%
Share Data
Net income
- Basic	$0.33	$0.83	$1.13	$2.48	$1.93
- Diluted	$0.33	$0.83	$1.13	$2.46	$1.93
Shareholders' equity at year-end	$16.42	$17.79	$17.11	$16.96	$15.40
Dividends declared	$0.72	$0.20	$1.12	$0.64	$0.64

(1) Value added sales is a key measure that is not calculated according to U.S. generally accepted accounting principles (“GAAP”). Value added sales represents net sales less the value of aluminum included in net sales. As discussed further below, as a result of the contractual terms with our customers generally allowing us to pass on changes in aluminum prices, fluctuations in underlying aluminum price do not directly impact our profitability. Accordingly, value added sales is worthy of being highlighted for the benefit of users of our financial statements. Our intent is to allow users of the financial statements to consider our net sales information both with and without the aluminum cost component thereof.

(2) See Note 2 - Restructuring in Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data in this Annual Report for a discussion of restructuring charges.

(3) See Note 10 - Income Taxes in Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data in this Annual Report for a discussion of material items impacting the 2014, 2013 and 2012 income tax provisions.

(4) In 1995, we entered into a joint venture, based in Meinerzhagen, Germany, named Suoftec Light Metal Products Production & Distribution Ltd ("Suoftec") to manufacture cast and forged aluminum wheels in Hungary principally for the European automobile industry. On June 18, 2010, we sold our 50-percent ownership for total sales proceeds of 7.0 million euros ($8.6 million) and the loss on sale of our investment was $4.1 million. Being 50-percent owned and non-controlled, Suoftec was not consolidated but was accounted for using the equity method of accounting. Equity losses in 2010 through the date of sale in June 2010 were $2.8 million. Our share of the joint venture's net losses was included in “Equity Investment Losses.”

(5) Adjusted EBITDA is a key measure that is not calculated according to GAAP. Adjusted EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, amortization, restructuring charges, impairments of long-lived assets and investments and losses on sales of unconsolidated affiliates. We use Adjusted EBITDA as an important indicator of the operating performance of our business. We use Adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors and evaluating short-term and long-term operating trends in our operations. We believe the Adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of our adjusted Adjusted EBITDA to net income.

(6) The current ratio is current assets divided by current liabilities.

(7) Long-term debt/total capitalization represents long-term debt divided by the sum of total shareholders' equity plus long-term debt.
(8) Return on average shareholders' equity is net income (loss) divided by average shareholders' equity. Average shareholders' equity is the beginning of the year shareholders' equity plus the end of year shareholders' equity divided by two.

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

Executive Overview

During the second half of 2014, we completed a review of initiatives to reduce costs and enhance our competitive position. Based on this review, we committed to a plan to close operations at our Rogers, Arkansas facility. During the fourth quarter of 2014, we shifted production to our other facilities and closed the operations at the Rogers facility. The closure resulted in a reduction of workforce of approximately 500 employees. In addition, other measures were taken or are in process to reduce costs, including the sale of the company's two aircraft. Operating results for 2014 were unfavorably impacted by these actions. Additional charges related to the Rogers facility closure will continue into the first half of 2015.

Overall North American production of passenger cars and light-duty trucks in 2014 was reported by industry publications as being up by approximately 5 percent versus 2013, with production of light-duty trucks--the light-duty truck category includes pick-up trucks, SUV's, vans and "crossover vehicles"--increasing 10 percent with production of passenger cars remaining flat.  Current production levels of the North American automotive industry now have reached the highest level in the past decade. Results for 2014, 2013 and 2012 reflect the continuing trend of growth since the 2009 recession. Current economic conditions and low consumer interest rates have been generally supportive of market growth and, in addition, the continuing high levels in the average age of vehicles on the road appears to be contributing to higher rates of vehicle replacement.

Net sales in 2014 decreased $44.2 million to $745.4 million from $789.6 million in 2013.  Wheel sales in 2014 decreased $43.0 million to $736.5 million from $779.5 million in 2013, while our wheel unit shipments decreased 0.8 million to 11.1 million in 2014.  Value added sales in 2014 decreased $38.3 million to $414.7 million from $453.0 million in 2013. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of value added sales to net sales.

The results for 2014 reflect the impacts of costs totaling $12.2 million ($8.6 million after tax, or $0.32 per share) associated with several items including the closure of our Rogers facility, the sale process of the company's two aircraft and the impairment of an investment in an unconsolidated subsidiary located in India. Adjustments for the Rogers facility closure reduced gross profit $8.4 million, while adjustments for the aircraft added charges totaling $1.3 million in SG&A and a $2.5 million impairment charge is included in other income (expense) for the investment in the unconsolidated Indian subsidiary. Gross profit in 2014 was $50.2 million, or 7 percent of net sales, compared to $64.1 million, or 8 percent of net sales, in 2013.  Net income for 2014 was $8.8 million, or $0.33 per diluted share, including income tax expense of $6.9 million, compared to net income in 2013 of $22.8 million, or $0.83 per diluted share, which included an income tax expense of $14.0 million. Net income as a percentage of net sales was

1 percent in 2014, as compared to 3 percent in 2013. Adjusted EBITDA as a percentage of value added sales in 2014 was 13 percent, as compared to 14 percent in 2013. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of Adjusted EBITDA to net income, and value added sales to net sales.

The comparisons below of 2014 and 2013 operating results reflect lower margins due primarily to the impacts of costs related to the Rogers facility closure in 2014. The comparisons below of 2013 and 2012 operating results reflect higher margins due to lower operating costs in 2013 at our U.S. operations. Lower costs in 2013 resulted from several factors including improved equipment and manufacturing process reliability as a result of capital reinvestment and more rigorous maintenance programs.

We continue to focus on programs to reduce costs overall through improved operational and procurement practices, increased capital reinvestment and more rigorous factory maintenance to improve equipment reliability. Our capital investment projects increased significantly in 2014, 2013 and 2012. These investments typically consisted of equipment upgrades and other capital projects focused on improving equipment reliability, increasing production efficiency and enhancing manufacturing process control to better accommodate newer, more complex wheel programs. It is possible that capital expenditure levels will continue at these levels as we continue to focus on achieving further improvement to operational efficiencies and manufacturing process capability. However, it is possible that global pricing pressures may continue at a pace faster than our ability to reduce costs through these programs. In addition, although a portion of our natural gas requirements are covered by fixed-price contracts through 2015, costs may increase to a level that cannot be immediately recouped in selling prices or offset by cost-saving strategies. Similarly, a portion of our foreign currency risk in 2015 and 2016 associated with costs incurred at our Mexico facilities is covered with currency exchange contracts maturing over this period of time; however, changes in exchange rates may result in higher costs on portions of our currency risk we do not hedge.

Supported by the expectation of continued strength in the North American market, we announced in 2013 our plans to build a new manufacturing facility in Mexico. The new facility is now operational, with initial commercial production occurring in the first quarter of 2015. Steps to further qualify the manufacturing process and products with our customers are underway. In June 2013 we entered into a contract for the construction of the new facility and we subsequently entered into contracts for the purchase of equipment for the new facility. As of the end of 2014 the total cost of the new facility was approximately $119.4 million.

Committed to enhance shareholder value, in March 2013, our Board of Directors approved the 2013 Repurchase Program, authorizing the repurchase of up to $30.0 million of our common stock. Under the 2013 Repurchase Program we repurchased 1,510,759 shares of company stock at a cost of $30.0 million. During 2014 we repurchased a total of 1,089,560 shares and total repurchases reached the maximum expenditure authorized under the 2013 Repurchase Program of $30.0 million. In October 2014, our Board of Directors approved the 2014 Repurchase Program, authorizing the repurchase of up to $30.0 million of our common stock.

We established a senior secured revolving credit facility in December 2014. The facility provides an initial aggregate principal amount of $100.0 million. In addition, the company is entitled to request, subject to certain terms and conditions and the agreement of the lenders, an increase in the aggregate revolving commitments under the facility or to obtain incremental term loans in an aggregate amount not to exceed $50.0 million. At December 31, 2014, we had no borrowings under the facility.

Listed in the table below are several key indicators we use to monitor our financial condition and operating performance.

Results of Operations

Fiscal Year Ended December 31,	2014	2013	2012
(Thousands of dollars, except per share amounts)
Net sales	$745,447	$789,564	$821,454
Value added sales (1)
Gross profit	$50,222	$64,061	$60,607
Percentage of net sales	6.7%	8.1%	7.4%
Income from operations	$17,913	$34,593	$32,880
Percentage of net sales	2.4%	4.4%	4.0%
Adjusted EBITDA (2)	$55,753	$63,616	$59,599
Percentage of net sales (3)	7.5%	8.1%	7.3%
Percentage of value added sales (4)	13.4%	14.0%	12.9%
Net income	$8,803	$22,824	$30,891
Percentage of net sales	1.2%	2.9%	3.8%
Diluted earnings per share	$0.33	$0.83	$1.13

(1) Value added sales represents net sales less the value of aluminum included in net sales. As discussed further below, arrangements with our customers generally allow us to pass on changes in aluminum prices; therefore, fluctuations in underlying aluminum price generally do not directly impact our profitability. Accordingly, value added sales is worthy of being highlighted for the benefit of users of our financial statements. Our intent is to allow users of the financial statements to consider our net sales information both with and without the aluminum cost component thereof. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of value added sales to net sales.

(2) Adjusted EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, amortization, restructuring charges and impairments of long-lived assets and investments, and losses on sales of unconsolidated affiliates. We use Adjusted EBITDA as an important indicator of the operating performance of our business. We use Adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors and evaluating short-term and long-term operating trends in our operations. We believe the Adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of our adjusted Adjusted EBITDA to net income.

(3) Adjusted EBITDA: Percentage of net sales is a key measure that is not calculated according to GAAP. Adjusted EBITDA as a percentage of net sales is defined as Adjusted EBITDA divided by net sales. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of Adjusted EBITDA.

(4) Adjusted EBITDA: Percentage of value added sales is a key measure that is not calculated according to GAAP. Adjusted EBITDA as a percentage of value added sales is defined as Adjusted EBITDA divided by value added sales. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of Adjusted EBITDA and value added sales.

Restructuring Actions

During the second half of 2014, we completed a review of initiatives to reduce costs and enhance our competitive position. Based on this review, we committed to a plan to close operations at our Rogers, Arkansas manufacturing facility. During the fourth quarter of 2014 we shifted production to our other locations and closed operations at the Rogers facility. The closure resulted in a workforce reduction of approximately 500 employees. In addition, other measures were taken or are in process to reduce costs including the sale of the company's two aircraft. The results for 2014 reflect the impacts of costs totaling $9.7 million ($6.1 million after tax) related to these actions, including costs associated with the closure of our Rogers facility affecting gross profit totaling $8.4 million, charges totaling $1.3 million in SG&A for the write-down of the carrying value of an aircraft we sold in February 2015 and a small loss on the sale of our second aircraft.

Cost of sales in in 2014 includes $5.4 million of depreciation accelerated due to shortened useful lives for assets retired when operations ceased at the Rogers facility. We do not expect any significant additional charges or impairments related to the fixed assets at this time.

As noted above, the operations ceased at the Rogers facility in the second half of 2014. We are readying the property for sale and currently expect to actively market the property for sale in the near future. Based on the current carrying value of the land and building of $3.2 million, we do not expect a loss on sale at this time.

Employee severance benefits, equipment lease termination costs, inventory write-downs and other costs related to this plant closure are estimated to approximate $5.2 million, of which $3.1 million in total was recorded in 2014. Within the total 2014 charge, costs for employee severance benefits totaled $1.8 million and were included in cost of sales. These employee severance benefits were derived from the individual agreements with each employee and were accrued ratably over the related remaining service period. We expect to incur additional employee severance costs of approximately $0.1 million.

The total cost expected to be incurred as a result of the Rogers facility closure is $10.6 million, of which $4.7 million is expected to be paid in cash. As of December 31, 2014, estimated remaining cash payments total $2.3 million. As a result of the closure of the Rogers manufacturing facility, we estimate annual depreciation expense for 2015 will decrease $1.7 million and annual labor savings will approximate $14.8 million, based on year-to-date actual expenses through the end of the third quarter of 2014. However, we also will incur increasing depreciation, labor and other operating costs associated with our new wheel plant in Mexico as production activity grows during 2015.

Net Sales

2014 versus 2013

Net sales in 2014 decreased $44.2 million to $745.4 million from $789.6 million in 2013.  Wheel sales in 2014 decreased $43.0 million to $736.5 million from $779.5 million in 2013. Wheel shipments decreased by 7 percent compared to 2013 with the lower volume resulting in $50.6 million lower sales compared to 2013. Net sales were favorably impacted by an increase in the value of the aluminum component of sales which we generally pass through to our customers and resulted in $11.9 million higher revenues. The average selling price of our wheels increased 1 percent as the favorable impact of the increase in aluminum value was offset by unfavorable changes in the mix of wheel sizes and finishes sold. Decreases in unit shipments to Ford, GM, FCA, BMW, Toyota and Mitsubishi were partially offset by increases in unit shipments to Nissan, Subaru, Mazda, Tesla and VW.  Wheel program development revenues totaled $9.0 million in 2014 and $10.1 million in 2013.
U.S. Operations
Net sales of our U.S. wheel plants in 2014 decreased $23.9 million, or 9 percent, to $253.2 million from $277.1 million a year ago, reflecting a decrease in unit shipments partially offset by an increase in the average selling price of our wheels. Unit shipments decreased 13 percent in 2014, with the decline in volume resulting in $36.4 million lower sales. The volume impact was partially offset by a 5 percent increase in the average selling price of our wheels, primarily due to an improved mix of wheel sizes and finishes sold and an increase in the pass-through price of aluminum. The higher aluminum value increased revenues by approximately $3.4 million in 2014 when compared to 2013.

Mexico Operations
Net sales of our Mexico wheel plants in 2014 decreased $19.2 million, or 4 percent, to $483.3 million from $502.5 million in 2013, reflecting a decline in unit shipments and a small decrease in average selling prices of our wheels.  Unit shipments decreased 3 percent in 2014, with the decline in volume resulting in $14.0 million lower sales. The average selling price of our wheels decreased 1 percent in 2014 primarily as a result of an unfavorable mix of wheel sizes and finishes sold, partially offset by a higher pass-through price of aluminum. The higher aluminum value increased revenues approximately $8.5 million when compared to 2013.

2013 versus 2012

Net sales in 2013 decreased $31.9 million to $789.6 million from $821.5 million in 2012.  Wheel sales in 2013 decreased $32.9 million to $779.5 million from $812.4 million in 2012. Wheel shipments decreased by 5 percent compared to 2012, with the lower volume resulting in $37.5 million lower sales compared to 2012. Net sales were unfavorably impacted by a decline in the value of the aluminum component of sales, which we generally pass through to our customers and resulted in $12.8 million lower revenues. The average selling price of our wheels was relatively flat as the unfavorable impact of the decline in aluminum value was offset by favorable changes in the mix of wheel sizes and finishes sold. Decreases in unit shipments to Nissan, GM, FCA, Subaru, BMW, Mitsubishi and VW were partially offset by increases in unit shipments to Ford, Toyota, Tesla and Mazda.  Wheel program development revenues totaled $10.1 million in 2013 and $9.1 million in 2012.
U.S. Operations

Net sales of our U.S. wheel plants in 2013 decreased $30.9 million, or 10 percent, to $277.1 million from $308.0 million in 2012, reflecting a decrease in unit shipments partially offset by an increase in the average selling price of our wheels. Unit shipments decreased 12 percent in 2013, with the decline in volume resulting in $36.7 million lower sales. The volume impact was partially offset by a 1 percent increase in the average selling price of our wheels, primarily due to an improved mix of wheel sizes and finishes sold partially offset by a decrease in the pass-through price of aluminum. The decline in aluminum value reduced revenues by approximately $4.2 million in 2013 when compared to 2012.

Mexico Operations
Net sales of our Mexico wheel plants in 2013 decreased $1.8 million, or less than 1 percent, to $502.5 million from $504.3 million in 2012, reflecting flat unit shipments and a slight decrease in average selling prices of our wheels.  The average selling price of our wheels decreased 1 percent in 2013, primarily as a result of a lower pass-through price of aluminum partially offset by a favorable mix of wheel sizes and finishes sold. The decline in aluminum value reduced revenues approximately $8.6 million when compared to 2012.

When looking at our major customer mix, OEM unit shipment percentages were as follows:

Fiscal Year Ended December 31,	2014	2013	2012
Ford	42%	42%	37%
GM	24%	25%	27%
Toyota	12%	12%	9%
FCA	10%	11%	12%
International customers (excluding Toyota)	12%	10%	15%
Total	100%	100%	100%

According to Ward's Auto Info Bank, overall North American production of passenger cars and light-duty trucks in 2014 increased approximately 5 percent, while production of the specific passenger car and light-duty truck programs using our wheels increased 3 percent. In contrast to the market, our total shipments decreased 7 percent, resulting in our share of the North American aluminum wheel market declining by 3 percentage points on a year-over-year basis. The decline in market share was 4 percentage points in light-duty trucks, with a 1 percentage point decline in passenger car programs.

According to Ward's Automotive Group, the aluminum wheel penetration rate on passenger cars and light-duty trucks in the U.S. was 81 percent for the 2014 model year and 80 percent for the 2013 model year, compared to 78 percent for the 2012 model year. We expect the ratio of aluminum to steel wheels to remain relatively stable. In addition, our ability to increase net sales and sales volume in the future may be negatively impacted by continued customer pricing pressures, increased competition from offshore competitors and overall economic conditions that impact the sales of passenger cars and light-duty trucks.

At the customer level, shipments in 2014 to Ford decreased 7 percent compared to last year, as shipments of passenger car wheels decreased 12 percent and light-duty truck wheels decreased 6 percent.  At the program level, the major unit shipment decreases were for the F-Series trucks--a vehicle undergoing a redesign and model year changeover--the Fiesta, Flex, Escape, Mustang and Edge, partially offset by shipment increases for the Explorer and Lincoln MKC.

Shipments to GM in 2014 decreased 9 percent compared to 2013, as unit volume of passenger car wheels decreased 25 percent and light-duty truck wheel shipments decreased 8 percent.  The major unit shipment decreases to GM were for the K2XX platform vehicles and Chevrolet’s Impala, which were partially offset by major unit shipment increases for the Cadillac SRX.

Shipments to Toyota in 2014 decreased 5 percent compared to last year, as shipments of passenger car wheels decreased 20 percent while light-duty truck wheels increased 4 percent.  The major unit shipment decreases to Toyota were for the Avalon and Venza, partially offset by unit shipment increases for the Highlander and Tundra.

Shipments to FCA in 2014 decreased 12 percent compared to last year, as passenger car wheel shipments decreased 39 percent and unit volume of light-duty truck wheels decreased 10 percent.  The major unit shipment decreases to FCA were for the Dodge Journey, Jeep Compass, Dodge Challenger and Caravan, which were partially offset by major unit shipment increases for the Town and Country and Dodge Durango.

Shipments to other customers in 2014 increased 7 percent compared to 2013, as shipments of passenger car wheels increased 19 percent while shipments of light-duty truck wheels decreased 19 percent.  Unit shipments increased to Nissan, Subaru, Mazda and

VW, while shipments to BMW and Mitsubishi decreased when compared to last year. The higher unit volumes included increases of 17 percent to Nissan, 10 percent to Subaru, 1,014 percent to Mazda and 10 percent to VW, while unit volumes decreased 23 percent to BMW, along with smaller decreases to Mitsubishi. At the program level, major unit shipment increases to international customers were for Nissan's Note, Maxima, Xterra/Frontier and Subaru's Outback, offset by major unit shipment decreases for the BMW X3.

Cost of Sales
2014 versus 2013

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

Consolidated cost of goods sold decreased $30.3 million to $695.2 million in 2014, or 93 percent of net sales, compared to $725.5 million, or 92 percent of net sales, in 2013. When compared to 2013, cost of sales in 2014 primarily reflects a decrease in costs due to a 7 percent decrease in unit shipments and decreases in labor and other costs, partially offset by an increase in aluminum prices, which we generally pass through to our customers, and $8.4 million of additional costs related to the Rogers facility closure discussed above. Direct material and subcontract costs decreased approximately $20.8 million to $410.9 million from $431.7 million in 2013 primarily due to the decline in sales volume. The decrease in direct material costs was partially offset by an increase of approximately $10.3 million of aluminum price. Depreciation expense increased $5.4 million in 2014 as compared to 2013, with the increase attributable to accelerated write down of value, to reflect a shortened useful life, for assets that were retired after operations ceased at the Rogers facility. Plant labor and benefit costs included $1.9 million of severance costs for the Rogers facility closure and totaled $113.7 million in 2014, a decrease of $13.6 million from $127.3 million incurred in 2013. Supply costs decreased $3.4 million to $22.9 million in 2014, from $26.3 million in 2013, and repair and maintenance costs decreased $2.5 million to $26.7 million in 2014, compared to $29.2 million in 2013. Cost of goods sold for our U.S. operations decreased $17.2 million, while cost of goods sold for our Mexico operations decreased $11.7 million, when comparing 2014 to 2013. Cost of sales associated with corporate services such as engineering support for wheel program development and manufacturing support decreased $1.3 million in 2014 when compared to 2013.

The lower levels of manufacturing costs reflect a variety of factors which primarily include lower unit volumes, labor costs, supplies and maintenance spending, partially offset by higher aluminum prices and Rogers facility closure costs. Productivity, measured in terms of wheels produced per labor hour increased 6 percent in 2014 when compared with 2013, and a 1 percent increase in manufacturing labor cost per wheel was lower than the average rate of hourly wage increase in our manufacturing operations. Included below are the major items that impacted cost of sales for our U.S. and Mexico operations during 2014.

U.S. Operations
Cost of sales for our U.S. operations decreased by $17.2 million, or 6 percent, in 2014, when compared to 2013.  Lower cost of sales for our U.S. wheel plants in 2014 primarily reflects the impact of a 13 percent decline in unit shipments and improved productivity resulting in reduced labor and other costs, when compared to a year ago. The lower cost of sales in 2014 was partially offset by higher aluminum prices which we generally pass on to our customers, and $8.4 million of higher costs resulting from the Rogers facility closure, including additional depreciation charges totaling $5.4 million. When compared to 2013, plant labor and benefit costs decreased approximately $14.8 million, or 20 percent in 2014, primarily as a result of reduced headcount and decreases in contract labor, partially offset by $1.9 million of severance costs related to the Rogers closure. The increase in aluminum prices was $2.4 million. During 2014, labor cost per wheel decreased slightly, while the wheels produced per labor hour incurred increased 11 percent, as compared to 2013. Other favorable changes in 2014 included a $3.2 million decrease in supply and small tool costs and a $2.2 million decrease in plant repair and maintenance costs. These cost reductions largely reflect efficiency gains due to improved equipment reliability and process control resulting from capital reinvestment and more robust maintenance programs, and the decline in production volumes.

Mexico Operations
Cost of sales for our Mexico operations decreased by $11.7 million in 2014 when compared to 2013.  Cost of sales in 2014 primarily reflects a decrease in costs due to a 3 percent decline in unit shipments partially offset by an increase in aluminum prices, which we generally pass through to our customers, and increases in labor and other costs. Cost of sales in 2014 reflects an increase in aluminum prices, which we generally pass through to our customers, of approximately $7.8 million. During 2014, plant labor and benefit costs increased approximately $1.2 million, or 2 percent, when compared to last year, primarily as a result of wage increases and a $0.7 million increase in severance expenses. A utility cost increase of $0.7 million was offset partially by a $0.2 million decline in supply and small tool costs and plant repair and maintenance expenses which decreased $0.3 million. A 3 percent increase in labor cost per wheel manufactured partially reflects the higher labor cost incurred in 2014 as compared to 2013.

2013 versus 2012

In 2013, consolidated cost of goods sold decreased $35.3 million to $725.5 million or 92 percent of net sales, compared to $760.8 million, or 93 percent of net sales, in 2012. Cost of sales in 2013 primarily reflects a decrease in costs due to a 5 percent decrease in unit shipments, a decline in aluminum prices, which we generally pass through to our customers and reduced labor and other costs, when compared to a year ago. Direct material and subcontract costs decreased approximately $29.8 million to $431.7 million from $461.5 million in 2012. The decrease in direct material costs includes approximately $13.6 million of aluminum price decreases which we generally pass through to our customers. Plant labor and benefit costs decreased $5.5 million to $127.3 million in 2013, from $132.8 million in 2012, repair and maintenance costs declined $3.0 million to $29.2 million in 2013, compared to $32.2 million in 2012, and supply costs decreased $2.9 million to $26.3 million in 2013, from $29.2 million in 2012. Cost of goods sold for our U.S. operations decreased $36.6 million, while cost of goods sold for our Mexico operations decreased $0.1 million, when comparing 2013 to 2012. The 2012 cost of goods sold for our Mexico operations includes a reduction of $3.5 million from the release of a reserve, established in a prior year, for an uncertainty related to a foreign consumption tax that was resolved in 2012. Cost of sales associated with corporate services, such as engineering support for wheel program development and manufacturing support, increased $1.4 million in 2013 when compared to 2012.

The lower levels of manufacturing costs in 2013 reflect a variety of factors which primarily include lower unit volumes, labor costs, supplies and maintenance spending. Productivity, measured in terms of wheels produced per labor hour decreased 3 percent in 2013 when compared with 2012 primarily due to the volume decline. A 2 percent increase in manufacturing labor cost per wheel was lower than the average rate of hourly wage increase in manufacturing operations. Included below are the major items that impacted cost of sales for our U.S. and Mexico operations during 2013.

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

Gross Profit

Consolidated gross profit decreased $13.9 million for 2014 to $50.2 million, or 7 percent of net sales, compared to $64.1 million, or 8 percent of net sales, last year. The decrease in gross profit primarily reflects the unfavorable impact of the 7 percent decrease in unit shipments and the $8.4 million of costs related to the Rogers facility closure which equaled 1 percent of net sales.

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

The cost of aluminum is a component of our selling prices to OEM customers and a significant component of the overall cost of a wheel. The price for aluminum we purchase is adjusted monthly based primarily on changes in certain published market indices. Our selling prices are adjusted periodically based upon aluminum market price changes, but the timing of such adjustments is based on specific customer agreements and can vary from monthly to quarterly. Even if aluminum selling price adjustments were to perfectly match changes in aluminum purchase prices, an increasing aluminum price will result in a declining gross margin percentage - i.e., same gross profit dollars divided by increased sales dollars equals lower gross profit percentage. The opposite is true in periods during which the price of aluminum decreases. In addition, although our sales are continuously adjusted for aluminum price changes, these adjustments rarely will match exactly the changes in our aluminum purchase prices and cost of sales.  As estimated by the company, when compared to 2013, the favorable impact on gross profit related to such differences in timing of aluminum adjustments was approximately $1.5 million in 2014; however, this impact was offset by unreimbursed cost increases for aluminum alloying premiums. When comparing 2013 with 2012, as estimated by the company, the impact on gross profit related to such differences in timing of aluminum adjustments was not material.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $32.3 million, or 4 percent of net sales, in 2014 compared to $29.5 million, or 4 percent of net sales, in 2013 and $27.7 million, or 3 percent of net sales, in 2012. The 2014 increase is primarily attributable to higher professional service fees of $2.1 million, depreciation expense of $1.7 million which includes revised salvage value estimates for the company's aircraft as discussed above, and legal fees of $0.6 million, somewhat offset by $1.3 million lower provisions for doubtful accounts receivable. The higher level of professional service and legal fees incurred during 2014 relate to cost incurred in association with a proxy contest, as well as for strategy and other company assessments and executive recruiting completed during the year. Compared to 2012, the $1.7 million increase in 2013 expenses primarily reflects a $2.0 million increase in executive severance related costs, $0.8 million higher medical self-insurance costs and a $0.9 million higher provision for uncollectible receivables, partially offset by $0.9 million lower legal fees in 2013 and a $0.7 million gain from land granted to the company by the state of Chihuahua, Mexico for our new wheel plant.

Income from Operations

2014 versus 2013

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

Consolidated income from operations decreased $16.7 million in 2014 to $17.9 million, or 2 percent of net sales, from $34.6 million, or 4 percent of net sales, in 2013.  Income from our Mexico operations decreased $5.9 million and income from our U.S. operations decreased $6.3 million, when comparing 2014 to 2013.  Corporate service costs were $4.5 million higher during 2014 when compared to 2013, primarily as a result of the higher professional service fees of $2.1 million, depreciation expense of $1.7 million and legal fees of $0.6 million, described above in the selling, general and administrative expense discussion. Included below are the major items that impacted income from operations for our U.S. and Mexico operations during 2014.

Consolidated income from operations in 2015 may be unfavorably impacted by start up costs associated with our new wheel plant in Mexico. While initial commercial production began in the first quarter of 2015, cost absorption will be sub-optimal until production volumes reach planned levels towards the end of the year.

U.S. Operations

Operating income from our U.S. operations for 2014 decreased by $6.3 million compared to the previous year, including $8.4 million of costs incurred in the current year for the Rogers facility closure as discussed above.  Excluding the costs related to the Rogers closure, operating income increased in 2014 as improvements in average selling prices of our wheels and lower costs overall offset the impact of a 13 percent decrease in unit shipments. The average selling price of our wheels increased due to an improved mix of wheel sizes and finishes sold. Excluding the Rogers closure costs, the overall cost improvement included reductions in labor due to improved productivity, and lower supply, repair and maintenance costs as more fully explained in the cost of sales discussion above. However, the lower production levels had an unfavorable impact on operating income due to lower absorption of fixed overhead costs in 2014 when compared to last year. As a percentage of net sales, excluding the Rogers closure costs, our gross margin improved slightly in 2014 when compared to the same period of 2013.

Mexico Operations
Operating income from our Mexico operations decreased by $5.9 million in 2014 compared to 2013.  Income from operations in 2014 reflects a $7.5 million decrease in gross profit, while as a percentage of net sales our gross margins decreased 1 percentage point in 2014, as compared to 2013. Unit shipments decreased 3 percent in 2014 and the average selling price of our wheels decreased due to an unfavorable mix of wheel sizes and finishes sold, when compared to 2013.

U.S. versus Mexico Production
During 2014, wheels produced by our Mexico and U.S. operations accounted for 69 percent and 31 percent, respectively, of our total production.  During 2013, wheels produced by our Mexico and U.S. operations accounted for 64 percent and 36 percent, respectively, of our total production. We anticipate that, absent any significant change in the market or overall demand, the percentage of production in Mexico will range between 80 percent and 85 percent of our total production for 2015.

2013 versus 2012

In 2013, consolidated income from operations increased $1.7 million to $34.6 million, or 4 percent of net sales, from $32.9 million, or 4 percent of net sales, in 2012.  Income from our U.S. operations increased $5.3 million, while income from our Mexico operations decreased $2.9 million when comparing 2013 to 2012.  Corporate service costs were $0.7 million higher during 2013 when compared to 2012. Included below are the major items that impacted income from operations for our U.S. and Mexico operations during 2013.

U.S. Operations
Operating income from our U.S. operations for 2013 increased by $5.3 million compared to the previous year.  Income from operations in 2013 reflects a $5.5 million improvement in gross margin versus 2012 due to reductions in operating costs, which more than offset the impact of a 12 percent decrease in unit shipments and caused a 2 percentage point increase in margin as a percentage of net sales, when comparing 2013 with 2012. The operating cost reduction reflects declines in expense for labor, supplies and small tools, and repairs and maintenance as more fully explained in the 2013 versus 2012 cost of sales discussion above. Better cost performance largely was the result of efficiency gains due to improved equipment reliability and process control resulting from capital reinvestment and more robust maintenance programs. A decline in production levels in 2013 also contributed overall to improved factory reliability.

Mexico Operations
Operating income from our Mexico operations decreased by $2.9 million in 2013 compared to 2012.  Excluding the benefit from release of the consumption tax reserve in 2012 discussed above, income from operations in 2013 increased $0.6 million as gross profit increased $1.6 million. As a percentage of net sales, our margins were flat in 2013 as compared to 2012. Unit shipments were flat in 2013 when compared to 2012.

U.S. versus Mexico Production
During 2013, wheels produced by our Mexico and U.S. operations accounted for 64 percent and 36 percent, respectively, of our total production.  During 2012, wheels produced by our Mexico and U.S. operations accounted for 63 percent and 37 percent, respectively, of our total production.

Interest Income, net and Other Income (Expense), net

Net interest income for 2014 decreased 35 percent to $1.1 million from $1.7 million in 2013, due principally to a decrease in the average balance of cash invested. Net interest income for 2013 increased 35 percent to $1.7 million from $1.3 million in 2012, due principally to an increase in the average rate of return on the average balance of cash invested.

Net other income (expense) was expense of $3.3 million in 2014, and income of $0.6 million and $0.4 million in 2013 and 2012, respectively. Included in other income (expense) in 2014 was a $2.5 million impairment charge for an equity investment accounted for under the cost method of accounting. In 2010 we acquired a minority interest in Synergies Casting Limited ("Synergies"), a private aluminum wheel manufacturer based in Visakhapatnam, India. In October 2014, a typhoon caused significant damage to the facilities and operations of Synergies and, in the fourth quarter of 2014, we tested the $4.5 million carrying value of our investment for impairment. Based on our evaluation, we determined that an other-than-temporary impairment existed and wrote the investment down to its estimated fair value of $2.0 million.

Also included in other income (expense) net are foreign exchange gains and (losses), including losses of $1.0 million in 2014, and gains of $0.2 million and $0.1 million in 2013 and 2012, respectively. Other income and expense items included were income of $0.2 million, $0.4 million and $0.3 million in 2014, 2013 and 2012, respectively.

Effective Income Tax Rate

Our income before income taxes was $15.7 million in 2014, $36.8 million in 2013 and $34.5 million in 2012. The effective tax rate on the 2014 pretax income was 43.9 percent compared to 38.0 percent in 2013 and 10.4 percent in 2012. The following is a reconciliation of the U. S. federal tax rate to our effective income tax rate along with a discussion of the key drivers that impacted our effective income tax rates for the periods presented:

Year Ended December 31,	2014	2013	2012
Statutory rate	(35.0)%	(35.0)%	(35.0)%
State tax provisions, net of federal income tax benefit (1)	(0.5)	(1.0)	(0.6)
Permanent differences (2)	(5.3)	(0.1)	5.3
Tax credits (3)	2.8	6.0	3.3
Foreign income taxed at rates other than the statutory rate (4)	(0.5)	0.7	0.5
Valuation allowance and other (5)	(8.4)	—	(9.8)
Changes in tax liabilities, net (6)	4.2	(5.7)	22.0
Other (7)	(1.2)	(2.9)	3.9
Effective income tax rate	(43.9)%	(38.0)%	(10.4)%

1)
During the three years ended December 31, 2014, actual state tax provisions, net of federal income taxes, were $0.1 million, $0.4 million and $0.2 million in 2014, 2013 and 2012, respectively. The state provisions, net of federal income taxes, are relatively small primarily due to net operating losses in certain states, and in 2013, a $0.7 million refund of state taxes paid in prior years related to an issue that was resolved in 2013.

2)
Actual permanent differences impacting the income tax provisions during the three years ended December 31, 2014 were expense of $0.8 million and $0.1 million, in 2014 and 2013, respectively, and a benefit of $1.8 million in 2012. The permanent differences increased in 2014 due primarily to certain non-deductible costs related to recent tax law changes in Mexico of $3.9 million, as compared to 2013 which included non-deductible costs of $2.7 million, while 2012 included income from the reversal of a reserve for a non-deductible cost related to the resolution of a certain VAT tax exposure of $3.5 million during 2012. There were no other material changes overall in the permanent differences in the periods presented. Changes in the effective income tax rate related to permanent differences are also affected by the fluctuating levels of income before income taxes.

3)
Tax credits for 2014 of $0.4 million primarily related to federal research and development credits generated during the year. Tax credits for 2013 include credits recognized as a result of the 2013 enactment of the American Taxpayer Relief Act of 2012, and equaled $0.5 million recognized retroactively from 2012 and $0.5 million for 2013. Also included in 2013 are state tax credits totaling $1.2 million.

4)
The impact of foreign income taxed at rates other than the statutory rate on our reported tax provisions was an expense of $0.1 million in 2014 while there were benefits of $0.3 million and $0.2 million in 2013 and 2012, respectively. The unfavorable rate impact in 2014 is primarily due to certain foreign benefits recorded in jurisdictions with tax rates lower than the U.S. statutory tax rate.

5)
During 2014, valuation allowances of $0.5 million were established primarily for foreign benefits generated by the impairment of our investment in an unconsolidated subsidiary in India and due to a $0.8 million write down of a deferred tax asset that we determined was no longer recoverable. During 2012, increases in our valuation allowances resulted in additional tax expense of $3.4 million primarily due to state deferred tax assets for net operating loss and tax credit carryforwards that are no longer expected to be realized.

6)
During 2014, the impact of changes in our tax liabilities for uncertain tax positions resulted in a net benefit of $0.7 million, primarily due to a net benefit of $1.9 million as a result of the expiration of the statute of limitations for the 2010 tax year and closure of the U.S. audit of our 2011 tax year, partially offset by $1.2 million of net interest and penalties which resulted in increases to our tax provision. During 2013, the impact of changes in our tax liabilities for uncertain tax positions resulted in a net expense of $2.1 million, primarily due to $1.3 million of interest and penalties which resulted in increases to our tax provision, as well as increases for new uncertain tax positions. During 2012, the Mexican taxing authorities finalized their audit of the 2004 tax year, and the statute of limitations expired for the 2006 tax year, of one of our wholly-owned subsidiaries in Mexico. As a result, we recorded a net benefit of $8.1 million primarily due to a release of liabilities related to uncertain tax positions resulting from the Mexican taxing authorities finalizing their audit of the 2004 tax year. As a result of the audit settlement, the company paid $0.9 million and reversed approximately $21.7 million of liabilities for uncertain tax positions, which was partially offset by the $12.7 million reversal of related deferred tax assets established for the indirect benefit in the U.S. for the potential non-deductibility of expenses in Mexico. In 2012, we also had a net benefit of approximately $2.1 million from the expiration of the statute of limitations for the 2006 tax year. Partially offsetting these benefits was $2.0 million of interest and penalties we continued to accrue on the liability for uncertain tax positions established at the beginning of 2007 upon adoption of the U.S. GAAP method of accounting.

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

Net Income

Net income in 2014 was $8.8 million, or 1 percent of net sales, and included an income tax provision of $6.9 million, compared to $22.8 million, or 3 percent of net sales in 2013, and included an income tax provision of $14.0 million, and to $30.9 million, or 4 percent of net sales in 2011, including an income tax provision of $3.6 million. Earnings per share was $0.33, $0.83 and $1.13 per diluted share in 2014, 2013 and 2012, respectively.

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, short-term investments, net cash provided by operating activities, our senior secured revolving credit facility discussed below and other external sources of funds. During the three years ended December 31, 2014, we had no bank or other interest-bearing debt. At December 31, 2014, our cash, cash equivalents and short-term investments totaled $66.2 million compared to $203.1 million at year-end 2013 and $207.3 million at the end of 2012.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, proceeds from the exercise of stock options or existing cash, cash equivalents and short-term investments, and we believe these sources will continue to meet our capital requirements in the foreseeable future. Our working capital decreased in 2014, primarily due to constructing and equipping our new wheel plant in Mexico discussed below, which was funded out of existing cash during the period. The change in working capital also reflects payments to repurchase our common stock, discussed below, partially offset by increases in accounts receivable, inventory and other assets. In December 2014, we entered into a senior secured revolving credit facility (discussed below) to provide financing, as necessary, for general corporate purposes.

During 2013 we announced our plans to build a new manufacturing facility in Mexico, in order to meet anticipated growth in demand for aluminum wheels in the North American market. In 2013, we entered into contracts for the construction of the new facility and for the purchase of equipment for the new facility. At December 31, 2014, the total cost of the facility was approximately $119.4 million, and cash expenditures in 2014 totaled $82.7 million. Purchase commitments relating to the facility were $6.3 million at December 31, 2014. The new facility is operational and initial commercial production began in the first quarter of 2015.

On March 27, 2013, our Board of Directors approved the 2013 Repurchase Program, authorizing the repurchase of up to $30.0 million of our common stock. Through December 31, 2014, we repurchased 1,511,000 shares of our common stock at a total investment of $30.0 million under the 2013 Repurchase Program. During 2014, total repurchases reached the maximum expenditure authorized under the 2013 Repurchase Program. In October 2014, our Board of Directors approved the 2014 Repurchase Program, authorizing the buyback of up to $30.0 million of our common stock. The timing and extent of the repurchases under the 2014 Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion.

On December 19, 2014, we entered into a senior secured credit agreement (the "Credit Agreement") with J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. (“JPMCB”) and Wells Fargo Bank, National Association (together with JPMCB, the “Lenders”). The Credit Agreement consists of a senior secured revolving credit facility in an initial aggregate principal amount of $100.0 million (the “Facility”). In addition, the company is entitled to request, subject to certain terms and conditions and the agreement of the Lenders, an increase in the aggregate revolving commitments under the Facility or to obtain incremental term loans in an aggregate amount not to exceed $50.0 million. The company intends to use the proceeds of the Facility to finance the working capital needs, and for the general corporate purposes of the company and its subsidiaries. At December 31, 2014, we had no borrowings under the Facility.

The following table summarizes the cash flows from operating, investing and financing activities as reflected in the consolidated statements of cash flows.

Fiscal Year Ended December 31,	2014	2013	2012
(Thousands of dollars)
Net cash provided by operating activities	$11,627	$69,252	$65,761
Net cash used in investing activities	(110,435)	(67,424)	(18,532)
Net cash used in financing activities	(33,612)	(5,566)	(33,344)
Effect of exchange rate changes on cash	(4,430)	(325)	1,684
Net (decrease) increase in cash and cash equivalents	$(136,850)	$(4,063)	$15,569

2014 versus 2013

Our liquidity remained strong in 2014. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $204.0 million and 3.8:1, respectively, at December 31, 2014, versus $284.8 million and 3.9:1 at December 31, 2013.  The 2014 decrease in working capital resulted primarily from expenditures for our new Mexican wheel plant, repurchases of our common stock (see "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in this Annual Report) and timing of activity affecting the working capital accounts. We generate our principal working capital resources primarily through operations. The decrease in working capital in 2014 primarily reflects a lower balance of cash on hand, partially offset by higher accounts receivable, prepaid aluminum costs and inventory, as well as lower accounts payable and accrued costs related to our new wheel plant in Mexico. Assuming continuation of our historically strong liquidity, which includes funds available under our revolving credit facility, we believe we are well positioned to take advantage of new and complementary business opportunities, and to fund our working capital and capital expenditure requirements for the foreseeable future.

Net cash provided by operating activities decreased $57.6 million to $11.6 million for 2014, compared to net cash provided by operating activities of $69.3 million for 2013.  The primary operating activities during 2014 included net income of $8.8 million, and adjustments for non-cash items of $37.2 million, primarily due to depreciation of $35.6 million, impairment of long-lived assets of $2.5 million and stock-based compensation expense of $2.3 million, partially offset by deferred income tax changes of ($5.2) million as well as net decreases in operating cash flows from changes in operating assets and liabilities totaling ($34.4) million. Changes in operating assets included a ($16.2) million increase in our accounts receivable, a ($9.3) million increase in inventory and ($14.0) million higher other assets primarily due to increases in prepaid aluminum and customer owned tooling. The changes in operating liabilities in 2014 included an $6.4 million increase for income taxes payable and a $4.8 million increase in other liabilities primarily related to deferred tooling revenues, partially offset by a a ($6.1) million decrease in accounts payable.

Our principal investing activities during 2014 were the funding of $112.6 million of capital expenditures and the purchase of $3.8 million of certificates of deposit, partially offset by the receipt of $3.8 million cash proceeds from maturing certificates of deposit and $1.9 million proceeds from sales of fixed assets.  Principal investing activities during 2013 included the funding of $68.0 million of capital expenditures and the purchase of $3.8 million of certificates of deposit, partially offset by the receipt of $4.0 million cash proceeds from maturing certificates of deposit.

Our principal financing activities during 2014 consisted of the repurchase of our common stock for cash totaling $21.8 million and payment of cash dividends on our common stock totaling $19.4 million, partially offset by the receipt of cash proceeds from the exercise of stock options totaling $7.4 million. Financing activities during 2013 consisted of the repurchase of our common stock for cash totaling $8.1 million and payment of cash dividends on our common stock totaling $0.6 million, partially offset by the receipt of cash proceeds from the exercise of stock options totaling $2.9 million.

2013 versus 2012

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

We have operations in Mexico with sale and purchase transactions denominated in both pesos and dollars.  The peso is the functional currency of certain of our operations in Mexico. The settlement of accounts receivable and accounts payable transactions denominated in a non-functional currency results in foreign currency transaction gains and losses. In 2014, the value of the Mexican peso decreased by 13 percent in relation to the U.S. dollar.  For the year ended December 31, 2014 we had foreign currency transaction losses of $1.0 million, and for the years ended December 31, 2013 and 2012, we had foreign currency transaction gains of $0.2 million and $0.1 million, respectively, which are included in other income (expense) in the Consolidated Income Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

Since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of changes in value of our foreign operations relative to the U.S. dollar has resulted in a cumulative unrealized translation loss at December 31, 2014 of $71.4 million. Translation gains and losses are included in other comprehensive income (loss) in the Consolidated Statements of Shareholders' Equity in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

Changes in currency exchange rates may affect the relative prices at which we and our foreign competitors sell products in the same market. In addition, changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Due to customer requirements, a significant shift is occurring in the currency denominated in our contracts with our customers. As a result of this change we currently project that in 2015 and beyond the vast majority of our revenues will be denominated in the U.S. dollar, rather than a more balanced mix of U.S. dollar and Mexican peso. In the past we have relied upon significant revenues denominated in the Mexican peso to provide a "natural hedge" against foreign exchange rate changes impacting our peso denominated costs incurred at our facilities in Mexico. Accordingly, the foreign exchange exposure associated with peso denominated costs is a growing risk factor and could have a material adverse effect on our operating results.
We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our material foreign exchange exposures, typically for up to 24 months. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to accounting considerations and the prohibitive economic cost of hedging particular exposures. We do not use derivative contracts for trading, market-making, or speculative purposes. For additional information on our derivatives, see Notes 4 and 15 of the Notes to the Financial Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

When market conditions warrant, we may enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments for the delivery of natural gas through 2015. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of December 31, 2014 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

Contractual Obligations

Contractual obligations as of December 31, 2014 are as follows (amounts in millions):

	Payments Due by Fiscal Year
Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Natural gas contracts	$1.1	$—	$—	$—	$—	$—	$1.1
Retirement plans	1.5	1.5	1.2	1.4	1.4	53.0	60.0
Purchase obligations	6.7	—	—	—	—	—	6.7
Operating leases	1.5	1.0	0.5	0.2	—	—	3.2
Total	$10.8	$2.5	$1.7	$1.6	$1.4	$53.0	$71.0

The table above includes, under Purchase Obligations, amounts committed on outstanding contracts related to the construction of the facility and equipment for our new wheel plant in Mexico. The table above does not reflect unrecognized tax benefits of $13.6 million, for which the timing of settlement is uncertain, and a $7.6 million liability carried on our consolidated balance sheet at December 31, 2014 for derivative financial instruments maturing in 2015 and 2016.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no significant off-balance sheet arrangements.

Inflation

Inflation has not had a material impact on our results of operations or financial condition for the three years ended December 31, 2014. Cost increases in our principal raw material, aluminum, fundamentally are passed through to our customers, with timing of the pass-through dependent on the specific commercial agreements. Wage increases have averaged approximately 3 percent during this period. Cost increases for labor, other raw materials and for energy may not be recovered in our selling prices. Additionally, competitive global pricing pressures are expected to continue, which may lessen the possibility of recovering these types of cost increases in selling prices.

NON-GAAP FINANCIAL MEASURES

In this annual report, we discuss two important measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”), value added sales and Adjusted EBITDA.

Value added sales is a key measure that is not calculated according to GAAP. In the discussion of operating results, we provide information regarding value added sales. Value added sales represents net sales less the value of aluminum included in net sales. As discussed further below, arrangements with our customers allow us to pass on changes in aluminum prices; therefore, fluctuations in underlying aluminum price generally do not directly impact our profitability. Accordingly, value added sales is worthy of being highlighted for the benefit of users of our financial statements. Our intent is to allow users of the financial statements to consider our net sales information both with and without the aluminum cost component thereof.

Fiscal Year Ended December 31,	2014	2013	2012	2011	2010
(Thousands of dollars)
Net Sales	$745,447	$789,564	$821,454	$822,172	$719,500
Less, aluminum value	(330,738)	(336,565)	(358,813)	(383,174)	(300,417)
Value added sales	$414,709	$452,999	$462,641	$438,998	$419,083

Adjusted EBITDA is a key measure that is not calculated according to GAAP. Adjusted EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, amortization, restructuring charges, impairments of long-lived assets and investments and losses on sales of unconsolidated affiliates. We use Adjusted EBITDA as an important indicator of the operating performance of our business. Adjusted EBITDA is used in our internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors and evaluating short-term and long-term operating trends in our operations. We believe the Adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies.

Adjusted EBITDA as a percentage of net sales is a key measure that is not calculated according to GAAP. Adjusted EBITDA as a percentage of net sales is defined as Adjusted EBITDA divided by net sales.

Adjusted EBITDA as percentage of value added sales is a key measure that is not calculated according to GAAP. Adjusted EBITDA as a percentage of value added sales is defined as Adjusted EBITDA divided by value added sales.
The following table reconciles our net income, the most directly comparable GAAP financial measure, to our Adjusted EBITDA:

Fiscal Year Ended December 31,	2014	2013	2012	2011	2010
(Thousands of dollars)
Net income	$8,803	$22,824	$30,891	$67,169	$51,643
Interest (income), net	(1,095)	(1,691)	(1,252)	(1,101)	(1,604)
Tax expense (benefit)	6,899	14,017	3,598	(25,243)	2,993
Depreciation (1)	35,582	28,466	26,362	27,538	29,093
Restructuring charges (excluding accelerated depreciation)	3,064	—	—	—	2,109
Impairment of long-lived assets and investments	2,500	—	—	1,337	1,153
Loss on sale of unconsolidated affiliates	—	—	—	—	4,110
Adjusted EBITDA	$55,753	$63,616	$59,599	$69,700	$89,497
Adjusted EBITDA as a percentage of net sales	7.5%	8.1%	7.3%	8.5%	12.4%
Adjusted EBITDA as a percentage of value added sales	13.4%	14.0%	12.9%	15.9%	21.4%

(1) Depreciation expense in 2014 includes $6.5 million of accelerated depreciation charges as a result of shortened estimated useful lives due to restructuring activities described in Note 2 - Restructuring in Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data in this Annual Report.

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

Derivative Financial Instruments and Hedging Activities - In order to hedge exposure related to fluctuations in foreign currency rates and the cost of certain commodities used in the manufacture of our products, we periodically may purchase derivative financial instruments such as forward contracts, options or collars to offset or mitigate the impact of such fluctuations. Programs to hedge currency rate exposure may address ongoing transactions including, foreign-currency-denominated receivables and payables, as well as specific transactions related to purchase obligations. Programs to hedge exposure to commodity cost fluctuations would be based on underlying physical consumption of such commodity. At December 31, 2014, we held forward currency exchange contracts and natural gas contracts discussed below.

We account for our derivative instruments as either assets or liabilities and carry them at fair value.

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income ("AOCI") in shareholders’ equity and reclassified into income in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized in current income. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For forward exchange contracts designated as cash flow hedges, changes in the time value are included in the definition of hedge effectiveness. Accordingly, any gains or losses related to this component are reported as a component of AOCI in shareholders’ equity and reclassified into income in the same period or periods during which the hedged transaction affects earnings. Derivatives that do not qualify as hedges are adjusted to fair value through current income. See Note 4 - Derivative Financial Instruments in Notes to Consolidated Financial Statements in Item 8 for further discussion of derivatives.

We enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, and other raw materials. Our natural gas contracts are considered to be derivative instruments under US GAAP. However, upon entering into these contracts, we expect to fulfill our purchase commitments and take full delivery of the contracted quantities of natural gas during the normal course of business. Accordingly, under U.S. GAAP, these purchase contracts are not accounted for as derivatives because they qualify for the normal purchase normal sale exception under U.S. GAAP, unless there is a change in the facts or circumstances that causes management to believe that these commitments would not be used in the normal course of business. See Note 15 - Commitments and Contingent Liabilities in Notes to Consolidated Financial Statements in Item 8 for additional information pertaining to these purchase commitments.

Fair Value Measurements - The company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, while other assets and liabilities are measured at fair value on a nonrecurring basis, such as when we have an asset impairment. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
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
Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments using industry-standard valuation models such as a discounted cash flow. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, commodity prices, and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk. In certain cases, market data may not be available and we may use broker quotes and models (e.g., Black-Scholes) to determine fair value. This includes situations where there is lack of liquidity for a particular currency or commodity or when the instrument is longer dated.

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

Preproduction Costs and Revenue Recognition Related to Long-Term Supply Arrangements - We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all preproduction engineering costs for which reimbursement is not contractually guaranteed by the customer or that are in excess of the contractually guaranteed reimbursement amount. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customer and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Changes in the facts and circumstances of individual wheel programs may accelerate the amortization of both the cost of the customer-owned tooling and the deferred tooling reimbursement revenues. Recognized tooling reimbursement revenues totaled approximately $8.2 million, $9.3 million and $8.0 million, in 2014, 2013 and 2012, respectively, and are included in net sales in the Consolidated Income Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report. The following tables summarize the unamortized customer-owned tooling costs included in our long-term other assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities:

December 31,	2014	2013
(Dollars in Thousands)
Unamortized Preproduction Costs
Preproduction costs	$65,621	$60,776
Accumulated amortization	(53,408)	(46,213)
Net preproduction costs	$12,213	$14,563

Deferred Tooling Revenue
Accrued expenses	$4,833	$5,950
Other non-current liabilities	2,449	2,619
Total deferred tooling revenue	$7,282	$8,569

Impairment of Long-Lived Assets and Investments - In accordance with U.S. GAAP, management evaluates the recoverability and estimated remaining lives of long-lived assets whenever facts and circumstances suggest that the carrying value of the assets may not be recoverable or the useful life has changed. See Note 1 - Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements in Item 8 for further discussion of asset impairments.

When facts and circumstances indicate that there may have been a loss in value, management will also evaluate its cost and equity method investments to determine whether there was an other-than-temporary impairment. If a loss in the value of the investment is determined to be other than temporary, then the decline in value is recognized in earnings. See Note 9 - Investment in Unconsolidated Affiliate in Notes to Consolidated Financial Statements in Item 8 for discussion of our investment.

Retirement Plans - Subject to certain vesting requirements, our unfunded retirement plan generally provides for a benefit based on final average compensation, which becomes payable on the employee's death or upon attaining age 65, if retired. The net periodic pension cost and related benefit obligations are based on, among other things, assumptions of the discount rate, future salary increases and the mortality of the participants. The net periodic pension costs and related obligations are measured using actuarial techniques and assumptions. See Note 12 - Retirement Plans in Notes to Consolidated Financial Statements in Item 8 for a description of these assumptions.

The following information illustrates the sensitivity to a change in certain assumptions of our unfunded retirement plans as of December 31, 2014. Note that these sensitivities may be asymmetrical, and are specific to 2014. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

The effect of the indicated increase (decrease) in selected factors is shown below (in thousands):

			Increase (Decrease) in:
			Projected Benefit
	Percentage		Obligation at	2014 Net Periodic
Assumption	Change		December 31, 2014	Pension Cost
Discount rate	+	1.0%	$(3,733)	$(242)
Rate of compensation increase	+	1.0%	$1,002	$135

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

New Accounting Standards

In June 2014, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") entitled "Compensation - Stock Compensation." The ASU provides guidance on when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance becomes effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted.  We are currently evaluating the impact this guidance will have on our financial position and results of operations.

In May 2014, the FASB issued an ASU entitled “Revenue from Contracts with Customers.” The ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency.    A significant portion of our business operations are conducted in Mexico. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities and, prior to 2014, we had not entered into any significant foreign exchange contracts. However, as a result of customer requirements, a significant shift is occurring in the currency denominated in our contracts with our customers. As a result of this change, we currently project that in 2015 and beyond the vast majority of our revenues will be denominated in the U.S. dollar, rather than a more balanced mix of U.S. dollar and Mexican peso. In the past we have relied upon significant revenues denominated in the Mexican peso to provide a "natural hedge" against foreign exchange rate changes impacting our peso denominated costs incurred at our facilities in Mexico. Accordingly, the foreign exchange exposure associated with peso denominated costs is a growing risk factor that could have a material adverse effect on our operating results.

In accordance with our corporate risk management policies, we may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our material foreign exchange exposures, typically for up to 24 months. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to accounting considerations and the prohibitive economic cost of hedging particular exposures. We do not use derivative contracts for trading, market-making, or speculative purposes. For additional information on our derivatives, see Note 4 - Derivative Financial Instruments and Note 15 - Commitments and Contingent Liabilities in Notes to Consolidated Financial Statements in Item 8.

At December 31, 2014 the fair value liability of foreign currency exchange derivatives was $7.6 million. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would be $11.0 million at December 31, 2014.

During 2014, the Mexican peso to U.S. dollar exchange rate averaged 13.3 pesos to $1.00. Based on the balance sheet at December 31, 2014, the value of net assets for our operations in Mexico was 1,579 million pesos. Accordingly, a 10 percent change in the relationship between the peso and the U.S. dollar may result in a translation impact of between $10.8 million and $13.2 million, which would be recognized in other comprehensive income (loss).

Our business requires us to settle transactions between currencies in both directions - i.e., peso to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” For the full year 2014, we had a $0.8 million net foreign exchange transaction loss related to the peso. Based on the current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances. As discussed above, while changes in the terms of the contracts with our customers will be creating an imbalance between currencies that we are hedging with foreign currency forward contracts, there can be no assurances that our hedging program will effectively offset the impact of the imbalance between currencies or that the net transaction balance will not change significantly in the future.

Natural Gas Purchase Commitments.  When market conditions warrant, we enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as natural gas. However, under no circumstances do we enter into derivatives or other financial instrument transactions for speculative purposes. At December 31, 2014, we had natural gas purchase agreements with deliveries through 2015 for 240 MMbtu of natural gas for a total cost of $1.1 million. These fixed price natural gas contracts may expose us to higher costs that cannot be recouped in selling prices in the event that the market price of natural gas declines below the contract price.

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
Van Nuys, California

We have audited the accompanying consolidated balance sheets of Superior Industries International, Inc. and subsidiaries (the “Company”) as of December 28, 2014 and December 29, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years ended December 28, 2014, December 29, 2013, and December 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Superior Industries International, Inc. and subsidiaries as of December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for each of the three years ended December 28, 2014, December 29, 2013, and December 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Superior Industries International, Inc.
Van Nuys, California

We have audited the internal control over financial reporting of Superior Industries International, Inc. and subsidiaries (the “Company”) as of December 28, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 28, 2014 of the Company and our report dated March 12, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 12, 2015

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED INCOME STATEMENTS
(Dollars in thousands, except per share data)

Fiscal Year Ended December 31,	2014	2013	2012
NET SALES	$745,447	$789,564	$821,454
Cost of sales:
Cost of sales	686,796	725,503	760,847
Restructuring costs (Note 2)	8,429	—	—
	695,225	725,503	760,847
GROSS PROFIT	50,222	64,061	60,607
Selling, general and administrative expenses	32,309	29,468	27,727
INCOME FROM OPERATIONS	17,913	34,593	32,880

Interest income, net	1,095	1,691	1,252
Other income (expense), net	(3,306)	557	357
INCOME BEFORE INCOME TAXES	15,702	36,841	34,489

Income tax provision	(6,899)	(14,017)	(3,598)
NET INCOME	$8,803	$22,824	$30,891
EARNINGS PER SHARE - BASIC	$0.33	$0.83	$1.13
EARNINGS PER SHARE - DILUTED	$0.33	$0.83	$1.13

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

Fiscal Year Ended December 31,	2014	2013	2012

Net income	$8,803	$22,824	$30,891
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(13,369)	(521)	4,839
Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	(7,598)	—	—
Tax benefit	2,833	—	—
Change in unrecognized gains (losses) on derivative instruments, net of tax	(4,765)	—	—
Defined benefit pension plan:
Actuarial gains (losses) on pension obligation, net of curtailments and amortization	(4,686)	4,477	(2,994)
Tax (provision) benefit	1,758	(1,705)	1,141
Pension changes, net of tax	(2,928)	2,772	(1,853)
Other comprehensive income (loss), net of tax	(21,062)	2,251	2,986
Comprehensive income (loss)	$(12,259)	$25,075	$33,877

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

Fiscal Year Ended December 31,	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$62,451	$199,301
Short-term investments	3,750	3,750
Accounts receivable, net	102,493	89,623
Inventories	74,677	67,193
Income taxes receivable	3,740	7,584
Deferred income taxes	9,897	7,917
Other current assets	19,003	8,850
Total current assets	276,011	384,218
Property, plant and equipment, net	255,035	219,892
Investment in and advances to unconsolidated affiliate	2,000	4,565
Non-current deferred income taxes, net	17,852	14,664
Other non-current assets	29,012	30,049
Total assets	$579,910	$653,388

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,938	$34,494
Accrued liabilities	48,024	64,936
Total current liabilities	71,962	99,430

Non-current income tax liabilities	13,621	15,050
Non-current deferred income tax liabilities, net	15,122	21,070
Other non-current liabilities	40,199	34,775
Commitments and contingent liabilities (Note 15)	—	—
Shareholders' equity:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 26,730,247 shares
(27,155,550 shares at December 31, 2013)	81,473	75,305
Accumulated other comprehensive loss	(81,425)	(60,363)
Retained earnings	438,958	468,121
Total shareholders' equity	439,006	483,063
Total liabilities and shareholders' equity	$579,910	$653,388

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FISCAL YEAR ENDED DECEMBER 31, 2012
(Dollars in thousands, except per share data)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock		Unrecognized
	Number of Shares	Amount	Gains/Losses on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT FISCAL YEAR END 2011	27,164,013	$68,775	$—	$(3,177)	$(62,423)	$457,340	$460,515

Net income						30,891	30,891
Change in employee benefit plans, net of taxes				(1,853)		—	(1,853)
Net foreign currency translation adjustment				—	4,839	—	4,839
Stock options exercised	98,675	1,530		—	—	—	1,530
Restricted stock awards granted, net of forfeitures	32,800	—		—	—	—	—
Stock-based compensation expense	—	2,072		—	—	—	2,072
Tax impact of stock options	—	(558)		—	—	—	(558)
Cash dividends declared ($1.12 per share)	—	—		—	—	(30,531)	(30,531)
BALANCE AT FISCAL YEAR END 2012	27,295,488	$71,819	$—	$(5,030)	$(57,584)	$457,700	$466,905

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FISCAL YEAR ENDED DECEMBER 31, 2013
(Dollars in thousands, except per share data)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock		Unrecognized
	Number of Shares	Amount	Gains/Losses on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT FISCAL YEAR END 2012	27,295,488	$71,819	$—	$(5,030)	$(57,584)	$457,700	$466,905

Net income						22,824	22,824
Change in employee benefit plans, net of taxes				2,772		—	2,772
Net foreign currency translation adjustment				—	(521)	—	(521)
Stock options exercised	198,296	2,865		—	—	—	2,865
Restricted stock awards granted, net of forfeitures	82,965	—		—	—	—	—
Stock-based compensation expense	—	2,685		—	—	—	2,685
Tax impact of stock options	—	(899)		—	—	—	(899)
Common stock repurchased	(421,199)	(1,165)		—	—	(6,968)	(8,133)
Cash dividends declared ($0.20 per share)	—	—		—	—	(5,435)	(5,435)
BALANCE AT FISCAL YEAR END 2013	27,155,550	$75,305	$—	$(2,258)	$(58,105)	$468,121	$483,063

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FISCAL YEAR ENDED DECEMBER 31, 2014
(Dollars in thousands, except per share data)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock		Unrecognized
	Number of Shares	Amount	Gains/Losses on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT FISCAL YEAR END 2013	27,155,550	$75,305	$—	$(2,258)	$(58,105)	$468,121	$483,063

Net income						8,803	8,803
Change in unrecognized gains/losses on derivative instruments, net of tax			(4,765)			—	(4,765)
Change in employee benefit plans, net of taxes			—	(2,928)		—	(2,928)
Net foreign currency translation adjustment			—	—	(13,369)	—	(13,369)
Stock options exercised	453,745	7,423	—	—	—	—	7,423
Restricted stock awards granted, net of forfeitures	210,512	—	—	—	—	—	—
Stock-based compensation expense	—	2,315	—	—	—	—	2,315
Tax impact of stock options	—	(416)	—	—	—	—	(416)
Common stock repurchased	(1,089,560)	(3,154)	—	—		(18,636)	(21,790)
Cash dividends declared ($0.72 per share)	—	—	—	—	—	(19,330)	(19,330)
BALANCE AT FISCAL YEAR END 2014	26,730,247	$81,473	$(4,765)	$(5,186)	$(71,474)	$438,958	$439,006

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Fiscal Year Ended December 31,	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,803	$22,824	$30,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,582	28,466	26,362
Tax liabilities, non-cash changes	(581)	3,730	(26,275)
Deferred income taxes	(5,190)	1,900	13,626
Impairments of long-lived assets and other charges	2,500	—	—
Stock-based compensation	2,315	2,685	2,072
Other non-cash items	2,560	(1,095)	(256)
Changes in operating assets and liabilities:
Accounts receivable	(16,184)	9,074	21,428
Inventories	(9,297)	5,716	(8,345)
Other assets	(13,969)	(3,570)	(8,126)
Accounts payable	(6,109)	(2,549)	2,684
Income taxes	6,366	(4,780)	3,786
Accrued expenses and other liabilities	4,831	7,148	8,784
Non-current tax liabilities	—	(297)	(870)
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,627	69,252	65,761

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(112,556)	(67,980)	(23,145)
Proceeds from sales and maturities of investments	3,750	3,970	5,133
Purchase of investments	(3,750)	(3,750)	(3,977)
Proceeds from sales of fixed assets	1,873	16	1,981
Other	248	320	1,476
NET CASH USED IN INVESTING ACTIVITIES	(110,435)	(67,424)	(18,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(19,351)	(550)	(34,878)
Cash paid for common stock repurchase	(21,790)	(8,133)	—
Proceeds from exercise of stock options	7,423	2,865	1,530
Excess tax benefits from exercise of stock options	106	252	4
NET CASH USED IN FINANCING ACTIVITIES	(33,612)	(5,566)	(33,344)

Effect of exchange rate changes on cash	(4,430)	(325)	1,684

Net (decrease) increase in cash and cash equivalents	(136,850)	(4,063)	15,569

Cash and cash equivalents at the beginning of the period	199,301	203,364	187,795

Cash and cash equivalents at the end of the period	$62,451	$199,301	$203,364

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Headquartered in Southfield, Michigan, the principal business of Superior Industries International, Inc. (referred to herein as the “company” or in the first person notation “we,” “us” and “our”) is the design and manufacture of aluminum road wheels for sale to original equipment manufacturers ("OEMs"). We are one of the largest suppliers of cast aluminum wheels to the world’s leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States and Mexico. Customers in North America represent the principal market for our products. As described in Note 5 - Business Segments, the company operates as a single integrated business and, as such, has only one operating segment - automotive wheels.

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

Our fiscal year is the 52- or 53-week period ending generally on the last Sunday of the calendar year. The fiscal years 2014 and 2013 comprised the 52-week periods ended on December 28, 2014, and December 29, 2013, respectively. The 2012 fiscal year comprised the 53-week period ended December 30, 2012. For convenience of presentation, all fiscal years are referred to as beginning as of January 1, and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.

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

Restricted Deposits

We purchase certificates of deposit that mature within twelve months and are used to secure or collateralize letters of credit securing our workers’ compensation obligations.  At December 31, 2014 and 2013, certificates of deposit totaling $3.8 million and $3.8 million, respectively, were restricted in use and were classified as short-term investments on our consolidated balance sheet.
Derivative Financial Instruments and Hedging Activities

In order to hedge exposure related to fluctuations in foreign currency rates and the cost of certain commodities used in the manufacture of our products, we periodically may purchase derivative financial instruments such as forward contracts, options or collars to offset or mitigate the impact of such fluctuations. Programs to hedge currency rate exposure may address ongoing transactions including, foreign-currency-denominated receivables and payables, as well as specific transactions related to purchase obligations. Programs to hedge exposure to commodity cost fluctuations would be based on underlying physical consumption of such commodity. At December 31, 2014, we held forward currency exchange contracts and natural gas contracts discussed below. At December 31, 2013, we held no derivative financial instruments other than the natural gas contracts discussed below.

We account for our derivative instruments as either assets or liabilities and carry them at fair value.

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income ("AOCI") in shareholders’ equity and reclassified into income in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized in current income. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For forward exchange contracts designated as cash flow hedges, changes in the time value are included in the definition of hedge effectiveness. Accordingly, any gains or losses related to this component are reported as a component of AOCI in shareholders’ equity and reclassified into income in the same period or periods during which the hedged transaction affects earnings. Derivatives that do not qualify as hedges are adjusted to fair value through current income. See Note 4 - Derivative Financial Instruments for additional information pertaining to our derivative instruments.

We enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, and other raw materials. Our natural gas contracts are considered to be derivative instruments under US GAAP. However, upon entering into these contracts, we expect to fulfill our purchase commitments and take full delivery of the contracted quantities of natural gas during the normal course of business. Accordingly, under U.S. GAAP, these purchase contracts are not accounted for as derivatives because we qualify for the normal purchase normal sale exception under US GAAP, unless there is a change in the facts or circumstances that causes management to believe that these commitments would not be used in the normal course of business. See Note 14 - Commitments and Contingent Liabilities for additional information pertaining to these purchase commitments.

Non-Cash Investing Activities

As of December 31, 2014, 2013 and 2012, $6.4 million, $32.4 million and $0.9 million, respectively, of equipment had been purchased but not yet paid for and are included in accounts payable and accrued liabilities in our consolidated balance sheets.

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

Inventories

Inventories, which are categorized as raw materials, work-in-process or finished goods, are stated at the lower of cost or market using the first-in, first-out method. When necessary, management uses estimates of net realizable value to record inventory reserves for obsolete and/or slow-moving inventory. Aluminum is the primary material component in our inventories. Our aluminum requirements are supplied from two primary vendors, each accounting for more than 10 percent of our aluminum purchases during 2014.

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

Preproduction Costs and Revenue Recognition Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all preproduction engineering costs for which reimbursement is not contractually guaranteed by the customer or which are in excess of the contractually guaranteed reimbursement amount. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customer and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Changes in the facts and circumstances of individual wheel programs may accelerate the amortization of both the cost of customer-owned tooling and the deferred tooling reimbursement revenues. Recognized tooling reimbursement revenues, which totaled $8.2 million, $9.3 million and $8.0 million in 2014, 2013 and 2012, respectively, are included in net sales in the consolidated income statements. The following tables summarize the unamortized customer-owned tooling costs included in our non-current other assets, and the deferred tooling revenues included in accrued liabilities and other non-current liabilities:

December 31,	2014	2013
(Dollars in Thousands)
Unamortized Preproduction Costs
Preproduction costs	$65,621	$60,776
Accumulated amortization	(53,408)	(46,213)
Net preproduction costs	$12,213	$14,563

Deferred Tooling Revenue
Accrued liabilities	$4,833	$5,950
Other non-current liabilities	2,449	2,619
Total deferred tooling revenue	$7,282	$8,569

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

When facts and circumstances indicate that there may have been a loss in value, management will also evaluate its cost and equity method investments to determine whether there was an other-than-temporary impairment. If a loss in the value of the investment is determined to be other than temporary, then the decline in value is recognized as a loss. See Note 9 - Investment in Unconsolidated Affiliate, for discussion of investment impairment.

Foreign Currency Transactions and Translation

We have wholly-owned foreign subsidiaries with operations in Mexico whose functional currency is the peso. In addition, we have operations with U.S. dollar functional currencies with transactions denominated in pesos and other currencies. These operations had monetary assets and liabilities that were denominated in currencies that were different than their functional currency and were translated into the functional currency of the entity using the exchange rate in effect at the end of each accounting period.

Any gains and losses recorded as a result of the remeasurement of monetary assets and liabilities into the functional currency are reflected as transaction gains and losses and included in other income (expense) in the consolidated income statements. We had foreign currency transaction losses of $1.0 million for the year ended December 31, 2014, while we had foreign currency gains of $0.2 million for the year ended December 31, 2013, and transaction losses of $0.1 million for the year ended December 31, 2012, which are included in other income (expense) in the consolidated income statements. In addition, we have a minority investment in India whose functional currency is the Indian rupee.

When our foreign subsidiaries translate their financial statements from the functional currency to the reporting currency, the balance sheet accounts are translated using the exchange rates in effect at the end of the accounting period and retained earnings is translated using historical rates. The income statement accounts are generally translated at the weighted average of exchange rates during the period and the cumulative effect of translation is recorded as a separate component of accumulated other comprehensive income (loss) in shareholders' equity, as reflected in the consolidated statements of shareholders' equity. The value of the Mexican peso decreased by 13 percent in relation to the U.S. dollar in 2014.

Revenue Recognition

Sales of products and any related costs are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Tooling reimbursement revenues related to initial tooling reimbursed by our customers are deferred and recognized over the expected life of the wheel program on a straight line basis, as discussed above.

Research and Development

Research and development costs (primarily engineering and related costs) are expensed as incurred and are included in cost of sales in the consolidated income statements. Amounts expensed during each of the three years in the period ended December 31, 2014, 2013 and 2012 were $4.4 million, $4.8 million, and $5.8 million, respectively.

Value-Added Taxes

Value-added taxes that are collected from customers and remitted to taxing authorities are excluded from sales and cost of sales.

Stock-Based Compensation

We account for stock-based compensation using the fair value recognition method in accordance with U.S. GAAP. We recognize these compensation costs net of the applicable forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three to four years. We estimate the forfeiture rate based on our historical experience. See Note 16 - Stock-Based Compensation for additional information concerning our share-based compensation awards.

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

Year Ended December 31,	2014	2013	2012
(Thousands of dollars, except per share amounts)
Basic Earnings Per Share
Reported net income	$8,803	$22,824	$30,891
Weighted average shares outstanding	26,908	27,392	27,219
Basic earnings per share	$0.33	$0.83	$1.13

Diluted Earnings Per Share
Reported net income	$8,803	$22,824	$30,891
Weighted average shares outstanding	26,908	27,392	27,219
Weighted average dilutive stock options	112	139	111
Weighted average shares outstanding - diluted	27,020	27,531	27,330
Diluted earnings per share	$0.33	$0.83	$1.13

The following potential shares of common stock were excluded from the diluted earnings per share calculations because they would have been anti-dilutive due to their exercise prices exceeding the average market prices for the respective periods: for the year ended December 31, 2014, options to purchase 985,677 shares at prices ranging from $22.57 to $43.22; for the year ended December 31, 2013, options to purchase 1,291,427 shares at prices ranging from $19.19 to $43.22; and for the year ended December 31, 2012, options to purchase 1,828,727 shares at prices ranging from $18.37 to $43.22 per share.

New Accounting Pronouncement

In June 2014, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") entitled "Compensation - Stock Compensation." The ASU provides guidance on when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance becomes effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted.  We are currently evaluating the impact this guidance will have on our financial position and results of operations.

In May 2014, the FASB issued an ASU entitled “Revenue from Contracts with Customers.” The ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

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

NOTE 2 - RESTRUCTURING

On July 30, 2014, we announced the planned closure of our wheel manufacturing facility located in Rogers, Arkansas. During the fourth quarter of 2014, we shifted production to our other locations and closed operations at the Rogers facility. The closure resulted in a reduction of workforce of approximately 500 employees. The action was necessary in order to reduce costs and enhance our global competitive position. In addition, other measures were taken to reduce costs including the planned sale of the company's two aircraft. One airplane was sold for cash in September 2014 incurring a $0.2 million loss on sale. The remaining airplane is classified as held-for-sale with a carrying value of $0.9 million and is included in other current assets on our consolidated balance sheet at December 31, 2014. In February 2015, this airplane was also sold.

Included in selling, general and administrative expense in the consolidated income statements for the year ended December 31, 2014 are charges totaling $1.1 million to reduce the carrying balance of the aircraft held for sale to its estimated fair value. Cost of sales for the year ended December 31, 2014 includes $5.4 million of depreciation accelerated due to shorter useful lives for assets to be retired after operations ceased at the Rogers facility.

As noted above, the operations ceased at the Rogers facility during the fourth quarter of 2014. We are readying the property for sale and currently expect to actively market the property for sale in the near future. Based on the current carrying value of the land and building of $3.2 million, we do not expect a loss on sale at this time. In addition, after production ceased at the facility, machinery and equipment to be held and used at our other plants will be transferred, with the carrying values depreciated over the remaining estimated useful lives of these assets.

The total cost expected to be incurred as a result of the Rogers facility closure is $10.6 million, of which $8.4 million has been recognized as of December 31, 2014. The following table summarizes the Rogers, Arkansas plant closure costs and classification in the consolidated income statement for the year ended December 31, 2014:

	Costs Incurred Through December 31, 2014	Costs Remaining	Total Expected Costs	Classification
(Dollars in thousands)
Accelerated depreciation of assets abandoned	$5,365	$—	$5,365	Cost of sales, Restructuring costs
Severance costs	1,897	148	2,045	Cost of sales, Restructuring costs
Equipment removal, inventory written-down, lease termination and other costs	1,167	1,997	3,164	Cost of sales, Restructuring costs
	$8,429	$2,145	$10,574
Costs associated with the severance arrangements are being recognized ratably over the requisite service periods.

Changes in the accrued expenses related to restructuring liabilities during the year ended December 31, 2014 are summarized as follows:

Year Ended December 31,	2014
(Dollars in thousands)
Balance January 1, 2014	$—
Restructuring accruals - severance costs	1,897
Cash payments	(1,682)
Balance December 31, 2014	$215

NOTE 3 - FAIR VALUE MEASUREMENTS

The company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, while other assets and liabilities are measured at fair value on a nonrecurring basis, such as when we have an asset impairment. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
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

Cash and Cash Equivalents
Included in Cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash, and which are subject to an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal. A debt security is classified as a cash equivalent if it meets these criteria and if it has a remaining time to maturity of three months or less from the date of acquisition. Amounts on deposit and available upon demand, or negotiated to provide for daily liquidity without penalty, are classified as Cash and cash equivalents. Time deposits, certificates of deposit, and money market accounts that meet the above criteria are reported at par value on our balance sheet and are excluded from the table below.

Derivative Financial Instruments
Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments using industry-standard valuation models such as a discounted cash flow. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, commodity prices, and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk. In certain cases, market data may not be available and we may use broker quotes and models (e.g., Black-Scholes) to determine fair value. This includes situations where there is lack of liquidity for a particular currency or commodity or when the instrument is longer dated.

Investment in Unconsolidated Affiliate
In October 2014, a typhoon caused significant damage to the facilities and operations of Synergies Castings Limited ("Synergies"), a private aluminum wheel manufacturer based in Visakhapatnam, India, a company we hold an investment carried on the cost method of accounting (see Note 9 - Investment in Unconsolidated Subsidiary). In the fourth quarter of 2014 we tested the $4.5 million carrying value of our investment in Synergies for impairment. Based on our evaluation, we determined there was an other-than-temporary impairment and wrote the investment down to its estimated fair value of $2.0 million, with the $2.5 million loss recognized in income. The valuation was based on an income approach using current financial forecast data and rates and assumptions market participants would use in pricing the investment using level 3 inputs.

The following table categorizes items measured at fair value at December 31, 2014:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
December 31, 2014		(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$3,750	$—	$3,750	$—
Investment in unconsolidated affiliate	2,000	—	—	2,000
Total	5,750	—	3,750	2,000

Liabilities
Derivative contracts	7,552	—	7,552	—
Total	$7,552	$—	$7,552	$—

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS
We use derivatives to partially offset our business exposure to foreign currency risk. We may enter into forward contracts, option contracts, swaps, collars or other derivative instruments to offset some of the risk on expected future cash flows and on certain existing assets and liabilities. However, we may choose not to hedge certain exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange rates.
To help protect gross margins from fluctuations in foreign currency exchange rates, certain of our subsidiaries whose functional currency is the U.S. dollar hedge a portion of forecasted foreign currency costs. Generally, we may hedge portions of our forecasted foreign currency exposure associated with costs, typically for up to 24 months.
We record all derivatives in the consolidated balance sheets at fair value. Our accounting treatment for these instruments is based on the hedge designation. The effective portions of cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. The ineffective portions of cash flow hedges are recorded in cost of sales. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.
Deferred gains and losses associated with cash flow hedges of foreign currency costs are recognized as a component of cost of sales in the same period as the related cost is recognized. Our foreign currency transactions hedged with cash flow hedges as of December 31, 2014, are expected to occur within 1 month to 24 months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified immediately into other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are re-designated as hedges of other transactions. We have not recognized any net gains or losses related to the loss of hedge designation on discontinued cash flow hedges.

We had no gains or losses recognized in other income and expense for foreign currency forward and option contracts not designated as hedging instruments during 2014, 2013 and 2012.

The following table displays the fair value of derivatives by balance sheet line item:

December 31, 2014	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$5,598	$1,954
Total derivative instruments	$5,598	$1,954

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

December 31, 2014	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign currency exchange contracts designated as cash flow hedges	$115,442	$7,552
Total derivative financial instruments	$115,442	$7,552

Notional amounts are presented on a gross basis. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates, or commodity volumes and prices.

The following tables provide the impact of derivative instruments designated as cash flow hedges on our consolidated income statement:

Year Ended December 31, 2014	Amount of Gain or (Loss)Recognized in OCI on Derivatives, net of tax (Effective Portion)	Amount of Pre-tax Gain or(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain or(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Thousands of dollars)
Foreign exchange contracts	$(4,765)	$—	$—
Total	$(4,765)	$—	$—

NOTE 5 - BUSINESS SEGMENTS

The company's Chief Executive Officer is the chief operating decision maker ("CODM") because he has final authority over performance assessment and resource allocation decisions. The CODM evaluates both consolidated and disaggregated financial information for each of the company's business units in deciding how to allocate resources and assess performance. Each manufacturing facility manufactures the same products, ships product to the same group of customers, utilizes the same cast manufacturing process and as a result, production can generally be transferred amongst our facilities. Accordingly, we operate as a single integrated business and, as such, have only one operating segment - automotive wheels.

Year Ended December 31,	2014	2013	2012
(Thousands of dollars)
Net sales:
U.S.	$261,478	$286,380	$316,238
Mexico	483,969	503,184	505,216
Consolidated net sales	$745,447	$789,564	$821,454

December 31,		2014	2013
(Thousands of dollars)
Property, plant and equipment, net:
U.S.		$55,120	$62,821
Mexico		199,915	157,071
Consolidated property, plant and equipment, net		$255,035	$219,892

NOTE 6 - ACCOUNTS RECEIVABLE

December 31,	2014	2013
(Thousands of dollars)
Trade receivables	$96,177	$82,809
Other receivables	6,830	7,724
	103,007	90,533
Allowance for doubtful accounts	(514)	(910)
Accounts receivable, net	$102,493	$89,623

The following percentages of our consolidated net sales were made to Ford, GM, Toyota and Fiat Chrysler Automobiles: 2014 - 44 percent, 24 percent, 12 percent and 10 percent; 2013 - 45 percent, 24 percent, 12 percent and 10 percent; and 2012 - 38 percent, 27 percent, 9 percent and 12 percent, respectively. These four customers represented 92 percent and 91 percent of trade receivables at December 31, 2014 and 2013, respectively.

NOTE 7 - INVENTORIES

December 31,	2014	2013
(Dollars in thousands)
Raw materials	$19,427	$15,631
Work in process	30,797	27,835
Finished goods	24,453	23,727
Inventories	$74,677	$67,193

Service wheel and supplies inventory included in other non-current assets in the consolidated balance sheets totaled $6.4 million and $5.6 million at December 31, 2014 and 2013, respectively. Included in raw materials were operating supplies and spare parts totaling $8.8 million and $9.2 million at December 31, 2014 and 2013, respectively.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

December 31,	2014	2013
(Dollars in thousands)
Land and buildings	$91,209	$72,310
Machinery and equipment	447,880	421,219
Leasehold improvements and others	6,865	9,152
Construction in progress	59,600	78,442
	605,554	581,123
Accumulated depreciation	(350,519)	(361,231)
Property, plant and equipment, net	$255,035	$219,892

Property, plant and equipment, net includes $119.4 million of costs related to our new wheel plant in Mexico at December 31, 2014. Construction in progress includes approximately $47.8 million and $66.3 million of costs related to our new wheel plant in Mexico at December 31, 2014 and 2013, respectively. Depreciation expense was $35.6 million, $28.5 million and $26.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.  In 2014, depreciation expense includes $6.5 million of accelerated depreciation charges as a result of shortened estimated useful lives due to restructuring activities described in Note 2 - Restructuring.

NOTE 9 - INVESTMENT IN UNCONSOLIDATED AFFILIATE

On June 28, 2010, we executed a share subscription agreement (the "Agreement") with Synergies, a private aluminum wheel manufacturer based in Visakhapatnam, India, providing for our acquisition of a minority interest in Synergies. As of December 31, 2014, the total cash investment in Synergies amounted to $4.5 million, representing 12.6 percent of the outstanding equity shares of Synergies. The investment in Synergies is accounted for under the cost method of accounting. During 2011, a group of existing equity holders, including the company, made a loan of $1.5 million to Synergies for working capital needs. The company's share of this unsecured advance was $450,000 and the terms and conditions of the loan were substantially the same for all equity holders involved in the transaction. The principal balance of the unsecured advance as of December 31, 2014 was not material.

In October 2014, a typhoon caused significant damage to the facilities and operations of Synergies, and in the fourth quarter of 2014 we tested the $4.5 million carrying value of our investment for impairment. Based on our evaluation, we determined there was an other-than-temporary impairment and wrote the investment down to its estimated fair value of $2.0 million, with the $2.5 million loss recognized in income. The valuation was based on an income approach using current financial forecast data, and rates and assumptions market participants would use in pricing the investment.

NOTE 10 - INCOME TAXES

Year Ended December 31,	2014	2013	2012
(Thousands of dollars)
Income before income taxes and equity earnings:
Domestic	$8,328	$27,981	$26,661
International	7,374	8,860	7,828
	$15,702	$36,841	$34,489

The (provision) benefit for income taxes is comprised of the following:

Year Ended December 31,	2014	2013	2012
(Thousands of dollars)
Current taxes
Federal	$(2,976)	$(9,951)	$(7,629)
State	(453)	(859)	(554)
Foreign (1)	(8,660)	(1,307)	18,211
Total current taxes	(12,089)	(12,117)	10,028
Deferred taxes
Federal	657	183	(10,589)
State	(109)	277	(4,023)
Foreign	4,642	(2,360)	986
Total deferred taxes	5,190	(1,900)	(13,626)

Income tax (provision) benefit	$(6,899)	$(14,017)	$(3,598)
(1) Included in the current foreign tax provision is a $23.9 million net reversal of liabilities for uncertain tax positions for the year ending December 31, 2012.
The following is a reconciliation of the United States federal tax rate to our effective income tax rate:

Year Ended December 31,	2014	2013	2012
Statutory rate	(35.0)%	(35.0)%	(35.0)%
State tax provisions, net of federal income tax benefit	(0.5)	(1.0)	(0.6)
Permanent differences	(5.3)	(0.1)	5.3
Tax credits	2.8	6.0	3.3
Foreign income taxed at rates other than the statutory rate	(0.5)	0.7	0.5
Valuation allowance and other	(8.4)	—	(9.8)
Changes in tax liabilities, net	4.2	(5.7)	22.0
Other	(1.2)	(2.9)	3.9
Effective income tax rate	(43.9)%	(38.0)%	(10.4)%

Our effective income tax rate for 2014 was 44 percent. The effective tax rate was higher than the federal statutory rate primarily as a result of valuation allowances established for foreign deferred tax assets and a $0.8 million write-down of deferred tax assets that are not recoverable, permanent differences including non-deductible expenses related to recent tax law changes in Mexico and compensation deduction limitations and increases in uncertain tax positions and related interest and penalties. These unfavorable factors impacting the effective tax rate were partially offset by the release of reserves due to the expiration of a statute of limitations and the closure of an open tax year in the U.S., as well as federal and state tax credits.

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

Tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred liabilities at December 31, 2014 and 2013, are as follows:

December 31,	2014	2013
(Thousands of dollars)
Deferred income tax assets:
Liabilities deductible in the future	$10,424	$8,164
Deferred compensation	14,023	13,026
Net loss carryforward	2,377	2,359
Tax credit carryforward	1,018	1,040
Competent authority deferred tax assets and other foreign timing differences	8,603	6,426
Other	1,430	1,091
Total before valuation allowances	37,875	32,106
Valuation allowances	(3,911)	(3,398)
Net deferred income tax assets	33,964	28,708
Deferred income tax liabilities:
Differences between the book and tax basis of property, plant and equipment	(21,337)	(27,197)
Deferred income tax liabilities	(21,337)	(27,197)
Net deferred income tax assets	$12,627	$1,511

Realization of any of our deferred tax assets at December 31, 2014 is dependent on the company generating sufficient taxable income in the future. The determination of whether or not to record a full or partial valuation allowance on our deferred tax assets is a critical accounting estimate requiring a significant amount of judgment on the part of management. In determining when to release the valuation allowance established against our deferred income tax assets, we consider all available evidence, both positive and negative. We perform our analysis on a jurisdiction by jurisdiction basis at the end of each reporting period.

As of December 31, 2014, we have cumulative state NOL carryforwards of $47.4 million that begin to expire in 2016. Also, we have $1.6 million of state tax credit carryforwards which are available indefinitely.

We have not provided for deferred income taxes or foreign withholding tax on basis differences in our non-U.S. subsidiaries that result from undistributed earnings of $112.9 million which the company has the intent and the ability to reinvest in its foreign operations. Generally, the U.S. income taxes imposed upon repatriation of undistributed earnings would be reduced by foreign tax credits from foreign income taxes paid on the earnings. Determination of the deferred income tax liability on these basis differences is not reasonably estimable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

We account for our uncertain tax positions in accordance with U.S. GAAP. A reconciliation of the beginning and ending amounts of these tax benefits for the three years ended December 31, 2014 is as follows:

Year Ended December 31,	2014	2013	2012
(Thousands of dollars)
Beginning balance	$9,462	$6,310	$12,637
Increases (decreases) due to foreign currency translations	(244)	—	632
Increases (decreases) as a result of positions taken during:
Prior periods	(2,553)	(197)	(6,362)
Current period	956	3,655	2,700
Settlements with taxing authorities	—	(306)	(870)
Expiration of applicable statutes of limitation	(428)	—	(2,427)
Ending balance (1)	$7,193	$9,462	$6,310

(1) Excludes $6.4 million, $5.8 million and $5.0 million of potential interest and penalties associated with uncertain tax positions in 2014, 2013 and 2012, respectively.

Our policy regarding interest and penalties related to unrecognized tax benefits is to record interest and penalties as an element of income tax expense.  The cumulative amounts related to interest and penalties are added to the total unrecognized tax liabilities on the balance sheet.  The balance sheet at December 31, 2014 includes the unrecognized tax benefits, cumulative interest and penalties accrued on the liabilities totaling $13.6 million. During 2014, we accrued net potential interest and penalties of $0.5 million and $0.1 million, respectively, related to unrecognized tax benefits. As of December 31, 2014, we have cumulative recorded liabilities for potential interest and penalties of $4.3 million and $2.1 million, respectively. Included in the unrecognized tax benefits of $13.6 million at December 31, 2014, was $5.9 million of tax benefit that, if recognized, would affect our annual effective tax rate. Within the next twelve-month period ending December 31, 2015, we do not expect any of the unrecognized tax benefits to be recognized due to the expiration of certain statute of limitations or settlements with tax authorities, except as described below.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions. Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including Mexico, the Netherlands, India, Cyprus and the United States. We are no longer under examination by the taxing authority regarding any U.S. federal income tax returns for years before 2012 while the years open for examination under various state and local jurisdictions vary. In 2014, the Internal Revenue Service ("IRS") completed its audit of the 2011 tax year of Superior Industries International and subsidiaries. We expect approximately $2.9 million of unrecognized tax benefits related to our U.S. and Mexico operations will be recognized in 2015 due to the expiration of statutes of limitations.

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

Total income tax payments net of refunds were $9.9 million in 2014, $13.7 million in 2013 and $11.0 million in 2012.

NOTE 11 - LEASES AND RELATED PARTIES

We lease certain land, facilities and equipment under long-term operating leases expiring at various dates through 2019. Total lease expense for all operating leases amounted to $1.9 million in 2014, $1.8 million in 2013 and $1.5 million in 2012.

Our administrative office in Van Nuys, California was leased from the Louis L. Borick Trust and the Nita A. Borick Management Trust. During 2013 the Louis L. Borick Foundation (the "Foundation") replaced the Louis L. Borick Trust as a landlord for the company's administrative office facility. The Foundation is controlled by Mr. Steven J. Borick, the former Chairman and Chief Executive Officer of the company, as President and Director of the Foundation. The Nita A. Borick Management Trust is controlled by Nita A. Borick and Mr. Steven J. Borick as trustees.

The lease provides for annual lease payments of approximately $427,000, through March 2015. In November 2014, the lease was amended to extend the lease term from March 2015 to March 2017, and to reduce the amount of office space and annual rent. As amended, beginning April 2015, the annual lease payment will approximate $225,000, and the company has the option to extend the lease term for six month periods beyond March 2017. The future minimum lease payments that are payable to the Foundation and Trust for the Van Nuys administrative office lease total $0.6 million. Total lease payments to these related entities were $0.4 million in 2014, $0.4 million in 2013 and $0.4 million for 2012.

The following are summarized future minimum payments under all leases. The table below contains annual lease payments for the Van Nuys, California administrative office of approximately $275,000 in 2015, and $225,000 thereafter, through March 2017.

Year Ended December 31,	Operating Leases
(Thousands of dollars)
2015	$1,459
2016	979
2017	458
2018	153
2019	5
Thereafter	—
$3,054

NOTE 12 - RETIREMENT PLANS

We have an unfunded salary continuation plan covering certain directors, officers and other key members of management. We purchase life insurance policies on certain participants to provide in part for future liabilities. Cash surrender value of these policies, totaling $6.6 million and $6.1 million at December 31, 2014 and 2013, respectively, are included in other non-current assets in the company's consolidated balance sheets. Subject to certain vesting requirements, the plan provides for a benefit based on final average compensation, which becomes payable on the employee's death or upon attaining age 65, if retired. The plan was closed to new participants effective February 3, 2011. We have measured the plan assets and obligations of our salary continuation plan as of our fiscal year end for all periods presented.

The following table summarizes the changes in plan benefit obligations:

Year Ended December 31,	2014	2013
(Thousands of dollars)
Change in benefit obligation
Beginning benefit obligation	$25,145	$29,075
Service cost	84	230
Interest cost	1,171	1,159
Actuarial loss (gain)	5,014	(3,526)
Curtailment	—	(521)
Benefit payments	(1,367)	(1,272)
Ending benefit obligation	$30,047	$25,145

Year Ended December 31,	2014	2013
(Thousands of dollars)

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	1,367	1,272
Benefit payments	(1,367)	(1,272)
Fair value of plan assets at end of year	$—	$—

Funded Status	$(30,047)	$(25,145)

Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities	$(1,507)	$(1,461)
Other non-current liabilities	(28,540)	(23,684)
Net amount recognized	$(30,047)	$(25,145)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$8,399	$3,713
Prior service cost	(1)	(1)
Net amount recognized, before tax effect	$8,398	$3,712

Weighted average assumptions used to determine benefit obligations:
Discount rate	4.2%	4.8%
Rate of compensation increase	3.0%	3.0%

Components of net periodic pension cost are described in the following table:

Year Ended December 31,	2014	2013	2012
(Thousands of dollars)
Components of net periodic pension cost:
Service cost	$84	$230	$249
Interest cost	1,171	1,159	1,242
Amortization of actuarial loss	328	430	268
Net periodic pension cost	$1,583	$1,819	$1,759

Weighted average assumptions used to determine net periodic pension cost:
Discount rate	4.8%	4.0%	5.0%
Rate of compensation increase	3.0%	3.0%	3.0%

The decrease in the 2014 net periodic pension cost compared to the 2013 cost was primarily due to decreased service cost from terminations and retirements, as well as decreased amortization of actuarial losses. The increase in the 2013 cost compared to the 2012 cost was primarily due to increases in amortization of actuarial losses.

Benefit payments during the next ten years, which reflect applicable future service, are as follows:

Year Ended December 31,	Amount
(Thousands of dollars)

2015	$1,538
2016	$1,524
2017	$1,210
2018	$1,429
2019	$1,403
Years 2020 to 2024	$7,311

The following is an estimate of the components of net periodic pension cost in 2015:

Estimated Year Ended December 31,	2015
(Thousands of dollars)

Service cost	$44
Interest cost	1,230
Amortization of actuarial loss	535
Estimated 2015 net periodic pension cost	$1,809

Other Retirement Plans

We also have a contributory employee retirement savings plan (a 401k plan) covering substantially all of our employees. The employer contribution totaled $2.0 million, $2.1 million and $1.8 million for the three years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 13 - ACCRUED LIABILITIES

December 31,	2014	2013
(Thousands of dollars)
Construction in progress	$4,090	$27,669
Payroll and related benefits	13,202	14,615
Current portion of derivative liability	5,598	—
Dividends	4,862	4,884
Taxes, other than income taxes	6,961	5,730
Current portion of executive retirement liabilities	1,507	1,461
Other	11,804	10,577
Accrued liabilities	$48,024	$64,936

NOTE 14 - LINE OF CREDIT

On December 19, 2014, we entered into a senior secured credit agreement (the "Credit Agreement") with J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. (“JPMCB”) and Wells Fargo Bank, National Association (together with JPMCB, the “Lenders”).

The Credit Agreement consists of a senior secured revolving credit facility in an initial aggregate principal amount of $100.0 million (the “Facility”). In addition, the company is entitled to request, subject to certain terms and conditions and the agreement of the Lenders, an increase in the aggregate revolving commitments under the Facility or to obtain incremental term loans in an aggregate amount not to exceed $50.0 million. We intend to use the proceeds of the Facility to finance the working capital needs, and for the general corporate purposes, of the company and its subsidiaries.

The Credit Agreement expires on December 19, 2019 and borrowings under the Facility accrue interest at (i) a London interbank offered rate plus a margin of between 0.75 percent and 1.25 percent based on the total leverage ratio of Superior and its subsidiaries on a consolidated basis, (ii) a rate based on JPMCB’s prime rate plus a margin of between 0.00 percent and 0.25 percent based on the total leverage ratio of company and its subsidiaries on a consolidated basis or (iii) a combination thereof. Commitment fees are 0.2 percent on the unused portion of the facility. The commitment fees are included as interest expense in our consolidated financial statements.

Generally, all amounts under the Facility are guaranteed by certain of the U.S. subsidiaries of the company and are secured by a first priority security interest in and lien on the personal property of the company and the U.S. guarantors (as defined in the Credit Agreement) and a pledge of and first perfected security interest in the equity interests of the company’s existing and future U.S. subsidiaries and 65 percent of the equity interests in certain non-U.S. direct material subsidiaries of the company and the U.S. guarantors under the Facility.

The Credit Agreement contains certain customary restrictive covenants, including, among others, financial covenants requiring the maintenance of a maximum total leverage ratio and a minimum fixed charge coverage ratio, and also includes, without limitation, covenants, in each case with certain exceptions and allowances, limiting the ability of company and its subsidiaries to incur indebtedness, grant liens, make investments, dispose of assets, make certain restrictive payments, make optional payments and modifications of subordinated debt instruments, enter into certain transactions with affiliates, enter into swap agreements, make capital expenditures or make changes to its lines of business. At December 31, 2014, we were in compliance with all covenants contained in the Credit Agreement.

The Credit Agreement contains customary default provisions, representations and warranties and restrictive covenants.  The Credit Agreement also contains a provision permitting the lenders to accelerate the repayment of all loans outstanding under the Facility during an event of default.

NOTE 15 - COMMITMENTS AND CONTINGENT LIABILITIES

Steven J. Borick Separation Agreement

On October 14, 2013, the company and Steven J. Borick entered into a Separation Agreement (the "Separation Agreement"), providing for Mr. Borick's separation from employment as the company's President and Chief Executive Officer. Mr. Borick’s separation was effective March 31, 2014. In accordance with the Separation Agreement, in addition to payment of his salary and accrued vacation through his separation date, the company paid or provided Mr. Borick with the following upon his separation:

•	A lump-sum cash payment in an amount equal to $1,345,833

•	Mr. Borick’s 2013 annual incentive bonus,

•
A grant of a number of shares of company common stock equal to the Black-Scholes value of an annual award of 120,000 stock options divided by the company's closing stock price on the separation date (See Note 16 - Stock-Based Compensation), and

•	Vesting of all of Mr. Borick's unvested stock options and unvested restricted stock.
In addition, we entered into an agreement providing for Mr. Borick to consult with the company for a twelve-month period beginning on the date on which he ceased to be a member of the board of directors of the company, which date was April 28, 2014, in exchange for monthly payments of $5,000. During the years ended December 31, 2014 and 2013, we recorded $1.1 million and $1.8 million, respectively, of compensation expense in connection with Mr. Borick's Separation Agreement.

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

Stock Repurchase Program

As discussed in Note17 - Common Stock Purchase Program, in October 2014, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $30.0 million of our common stock. As of December 31, 2014, additional shares of our common stock with a total cost of $30.0 million may be repurchased under the new stock repurchase program.

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

Historically, we have not actively engaged in substantial exchange rate hedging activities and, prior to 2014, we had not entered into any significant foreign exchange contracts. However, as a result of customer requirements, a significant shift is occurring in the currency denominated in our contracts with our customers. As a result of this change, we currently project that in 2015 and beyond the vast majority of our revenues will be denominated in the U.S. dollar, rather than a more balanced mix of U.S. dollar and Mexican peso. In the past we have relied upon significant revenues denominated in the Mexican peso to provide a "natural hedge" against foreign exchange rate changes impacting our peso denominated costs incurred at our facilities in Mexico. Accordingly, the foreign exchange exposure associated with peso denominated costs is a growing risk factor that could have a material adverse effect on our operating results.

In accordance with our corporate risk management policies, we may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our material foreign exchange exposures, typically for up to 24 months. We do not use derivative contracts for trading, market-making, or speculative purposes. For additional information on our derivatives, see Note 4 - Derivative Financial Instruments.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments in place for the delivery of natural gas through 2015. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of December 31, 2014 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

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

NOTE 16 - STOCK-BASED COMPENSATION

2008 Equity Incentive Plan
Our 2008 Equity Incentive Plan (the "Plan") was amended and restated effective May 22, 2013 upon approval by our shareholders at our annual shareholders meeting. As amended, the Plan authorizes us to issue up to 3.5 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants. No more than 600,000 shares may be used under such plan as “full value” awards, which include restricted stock and performance units. Stock options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant. Options granted under this plan generally require no less than a three years ratable vesting period if vesting is based on continuous service. Vesting periods may be shorter than three years if performance based.

Restricted stock, or “full value” awards, generally vest ratably over no less than a three year period. Shares of restricted stock granted under the Plan are considered issued and outstanding at the date of grant, have the same dividend and voting rights as other outstanding common stock, are subject to forfeiture if employment terminates prior to vesting, and are expensed ratably over the vesting period. Dividends paid on the restricted shares under the Plan are non-forfeitable.

During 2014, we granted 225,205 shares of restricted stock, with original vesting periods of one to three years. During 2013, we granted 92,631 shares of restricted stock, which vest ratably over a three year period. In addition, in 2014, we granted 35,081 restricted shares in connection with Mr. Steven J. Borick's, our former company President and Chief Executive Officer's, separation agreement (see Note 15 - Commitments and Contingencies). These shares fully vested on the grant date (March 31, 2014) and the cost was recognized from the date of the separation agreement (October 14, 2013) through March 31, 2014, the separation date. The shares issued also were net of an amount equal to required tax withholdings. The cash equivalent of the withheld shares was remitted by the company to the tax authorities.

Other Awards

During 2014 we granted 132,455 restricted shares, including 50,000 shares vesting April 30, 2017, and 82,455 shares vesting on December 31, 2016. The fair value of each of these restricted shares was $19.44. These grants were made outside of the Plan as inducement grants in connection with the appointment of our new CEO and company President (see Note 15 - Commitments and Contingencies).

We received cash proceeds of $7.4 million, $2.9 million and $1.5 million from stock options exercised in 2014, 2013 and 2012, respectively. The total intrinsic value of options exercised was $1.5 million and $0.9 million, during the years ended December 31, 2014 and 2013, respectively. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options and upon the issuance of restricted stock awards. At December 31, 2014, there were 1.9 million shares available for future grants under this plan.

We have elected to adopt the alternative transition method for calculating the initial pool of excess tax benefits and to determine the subsequent impact of the tax effects of employee stock-based compensation awards that are outstanding on shareholders' equity and the consolidated statements of cash flows.

Stock option activity in 2014:

	Outstanding	Weighted Average Exercise Price	Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2013	2,466,606	$20.31
Granted	—	$—
Exercised	(453,745)	$16.36
Canceled	(72,167)	$22.37
Expired	(121,250)	$34.18
Balance at December 31, 2014	1,819,444	$20.28	1.9	$2,101,753

Options vested or expected to vest	1,818,111	$20.28	1.9	$2,097,663

Exercisable at December 31, 2014	1,788,774	$20.34	1.8	$2,007,672

Included in the total stock options outstanding at December 31, 2014 are 1.2 million options that were granted under prior stock option plans that have expired. The aggregate intrinsic value represents the total pretax difference between the closing stock price on the last trading day of the reporting period and the option exercise price, multiplied by the number of in-the-money options. This is the amount that would have been received by the option holders had they exercised and sold their options on that day. This amount varies based on changes in the fair market value of our common stock. The closing price of our common stock on the last trading day of our fiscal year was $20.00.

Stock options outstanding at December 31, 2014:

Range of Exercise Prices			Options Outstanding at 12/31/2014	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Options Exercisable at 12/31/2014	Weighted Average Exercise Price

$15.17	—	$17.63	436,600	3.8	$16.72	407,597	$16.71
$17.64	—	$19.36	397,167	1.3	$18.43	395,500	$18.43
$19.37	—	$21.78	240,000	0.6	$20.63	240,000	$20.63
$21.79	—	$22.54	360,377	1.8	$21.91	360,377	$21.91
$22.55	—	$25.00	385,300	1.5	$24.48	385,300	$24.48
			1,819,444	1.9	$20.28	1,788,774	$20.34

Restricted stock activity in 2014:

	Number of Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (in Years)
Balance at December 31, 2013	124,163	$17.70
Granted	225,205	$19.35
Vested	(82,199)	$17.88
Canceled	(14,693)	$18.18
Balance at December 31, 2014	252,476	$18.93	2.1

Stock-based compensation expense related to our equity incentive plans in accordance with U.S. GAAP was allocated as follows:

Year Ended December 31,	2014	2013	2012
(Thousands of dollars)
Cost of sales	$113	$214	$248
Selling, general and administrative expenses	2,202	2,471	1,824
Stock-based compensation expense before income taxes	2,315	2,685	2,072
Income tax benefit	(740)	(762)	(513)
Total stock-based compensation expense after income taxes	$1,575	$1,923	$1,559

The 2013 compensation expense includes $0.7 million of costs primarily for accrued and accelerated share-based payment costs associated with the company CEO's Separation Agreement, see Note 15 - Commitments and Contingent Liabilities. There were no significant capitalized stock-based compensation costs at December 31, 2014 or 2013. As of December 31, 2014, there was $2.8 million of unrecognized stock-based compensation expense expected to be recognized related to unvested stock-based awards. That cost is expected to be recognized over a weighted-average period of 2.1 years.

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,	2012
Expected dividend yield (a)	3.7%
Expected stock price volatility (b)	41.2%
Risk-free interest rate (c)	1.4%
Expected option lives (d)	6.9 years
Weighted average grant date fair value of options granted during the period	$5.10

(a)	This assumed that cash dividends of $0.16 per share would be paid each quarter on our common stock.

(b)	Expected volatility is based on the historical volatility of our stock price, over the expected term of the option.

(c)	The risk-free rate is based upon the rate on a U.S. Treasury note for the period representing the expected term of the option.

(d)	The expected term of the option is based on historical employee exercise behavior, a contractual life of ten years and employees' post-vesting employment termination behavior.

NOTE 17 - COMMON STOCK PURCHASE PROGRAM

In March 2013, our Board of Directors approved a new stock repurchase program (the "2013 Repurchase Program") authorizing the repurchase of up to $30.0 million of our common stock. This 2013 Repurchase Program replaced the previously existing share repurchase program. Shares repurchased under the 2013 Repurchase Program totaled 1,510,759 at a cost of $30.0 million, including 1,089,560 shares repurchased at a cost of $21.8 million in 2014. Accordingly, no additional shares may be repurchased under the 2013 Repurchase Program. All repurchased shares described above were canceled and retired.

In October 2014, our Board of Directors approved a new stock repurchase program (the "2014 Repurchase Program") authorizing the repurchase of up to $30.0 million of our common stock. Under the 2014 Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. The timing and extent of the repurchases under the 2014 Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion. As of December 31, 2014, additional shares with a total cost of $30.0 million may be purchased under the 2014 Repurchase Program authorization. During the three months ended December 31, 2014 we did not repurchase any shares of our common stock.

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

(Thousands of dollars, except per share amounts)

	First	Second	Third	Fourth
Year 2014	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$183,390	$198,966	$176,419	$186,672	$745,447
Gross profit	$15,636	$15,732	$7,318	$11,536	$50,222
Income (loss) from operations	$7,702	$8,444	$(2,637)	$4,404	$17,913
Income (loss) before income taxes	$8,059	$8,662	$(2,740)	$1,721	$15,702
Income tax (provision) benefit	$(3,237)	$(3,623)	$321	$(360)	$(6,899)
Net income (loss)	$4,822	$5,039	$(2,419)	$1,361	$8,803
Income (loss) per share:
Basic	$0.18	$0.19	$(0.09)	$0.05	$0.33
Diluted	$0.18	$0.18	$(0.09)	$0.05	$0.33
Dividends declared per share	$0.18	$0.18	$0.18	$0.18	$0.72

	First	Second	Third	Fourth
Year 2013	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$206,441	$198,993	$191,619	$192,511	$789,564
Gross profit	$13,518	$16,237	$15,418	$18,888	$64,061
Income from operations	$6,309	$9,147	$7,163	$11,974	$34,593
Income before income taxes	$6,875	$9,871	$7,718	$12,377	$36,841
Income tax provision	$(1,941)	$(3,547)	$(2,547)	$(5,982)	$(14,017)
Net income	$4,934	$6,324	$5,171	$6,395	$22,824
Income per share:
Basic	$0.18	$0.23	$0.19	$0.23	$0.83
Diluted	$0.18	$0.23	$0.19	$0.23	$0.83
Dividends declared per share	$—	$—	$0.02	$0.18	$0.20

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 28, 2014. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 28, 2014, our disclosure controls and procedures were effective.

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

Management performed an assessment of the effectiveness of the company's internal control over financial reporting as of December 28, 2014 based upon criteria established in the 2013 Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 28, 2014 based on the criteria in the Internal Control -- Integrated Framework issued by COSO.

The effectiveness of the company's internal control over financial reporting as of December 28, 2014 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended December 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed above in the Management's Report on Internal Control Over Financial Reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth herein, the information required by this Item is incorporated by reference to our 2015 Annual Proxy Statement.

Executive Officers - The names of corporate executive officers as of fiscal year end who are not also Directors are listed at the end of Part I of this Annual Report.  Information regarding executive officers who are Directors is contained in our 2015 Annual Proxy Statement under the caption “Election of Directors.”  Such information is incorporated herein by reference.  With the exception of the Chief Executive Officer (CEO), all executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors.  For a description of the CEO’s employment agreement, see “Employment Agreements” in our 2015 Annual Proxy Statement, which is incorporated herein by reference.

Code of Ethics - Included on our website, www.supind.com, under “Investor,” is our Code of Conduct, which, among others, applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Copies of our Code of Conduct are available, without charge, from Superior Industries International, Inc., Shareholder Relations, 7800 Woodley Avenue, Van Nuys, CA 91406.

ITEM 11 - EXECUTIVE COMPENSATION

Information relating to Executive Compensation is set forth under the captions “Compensation of Directors” and “Compensation Discussion and Analysis” in our 2015 Annual Proxy Statement, which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is set forth under the caption “Voting Securities and Principal Holders” in our 2015 Annual Proxy Statement.  Also see Note 12- Stock

Based Compensation in Notes to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information related to Certain Relationships and Related Transactions is set forth under the captions, “Election of Directors” and “Transactions with Related Persons,” in our 2015 Annual Proxy Statement, and in Note 8 - Leases and Related Parties in Notes to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information related to Principal Accountant Fees and Services is set forth under the caption “Audit Fees,” “Audit Related Fees” and “Tax Fees” in our 2015 Annual Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	Financial Statements: See the “Index to the Consolidated Financial Statements and Financial Statement Schedule” in Item 8 of this Annual Report.

2.	Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2014, 2013 and 2012

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

3.1	Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 23, 2013).

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed November 13, 2014).

10.1
Sublease dated March 2, 1976 between the Registrant and Louis L. Borick filed on Registrant’s Current Report on Form 8-K dated May 1976 (Incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1983) *

10.2	Supplemental Executive Individual Retirement Plan of the Registrant (Incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.) *

10.3	2003 Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit 99.1 to Registrant's Form S-8 dated July 28, 2003. Registration No. 333-107380.) *

10.4
Salary Continuation Plan of The Registrant, amended and restated as of November 14, 2008 (Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008) *

10.5	2008 Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2008)*

10.6	2008 Equity Incentive Plan Notice of Stock Option Grant and Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Form S-8 filed November 10, 2008. Registration No. 333-155258)*

10.7
Employment letter between the Registrant and Kerry A. Shiba, Senior Vice President and Chief Financial Officer (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended September 26, 2010)*

10.8
Form of Notice of Grant and Restricted Stock Agreement pursuant to Registrant's 2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8‑K filed May 20, 2010)*

10.9
Second Amendment to Sublease Agreement dated April 1, 2010 by and among The Louis L. Borick Trust and The Nita Borick Management Trust and Registrant (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed March 25, 2010)*

10.10	2010 Employee Incentive Plan of the Registrant (Incorporated by reference to exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.11	Superior Industries International, Inc. Annual Incentive Performance Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 24, 2011)*

10.12	Superior Industries International, Inc. CEO Annual Incentive Performance Plan (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated March 24, 2011)*

10.13	Superior Industries International, Inc. Executive Change in Control Severance Plan (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated March 24, 2011)*

10.14	Amended and Restated 2008 Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 23, 2013).

10.15	Separation Agreement between the Registrant and Robert Earnest (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 22, 2013)*

10.16	Separation Agreement between the Registrant and Steven J. Borick (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 15, 2013)*

10.17	Consulting Agreement between the Registrant and Steven J. Borick (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed October 15, 2013)*

10.18
Executive Employment Agreement, effective May 5, 2014, by and between the Registrant and Donald J. Stebbins. (Incorporated by reference to Exhibit 10.23 to Registrant’s Current Report on Form 8-K dated April 28, 2014)*

10.19
Credit agreement dated December 19, 2014 between Superior Industries International, Inc. and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 23, 2014)

10.20	Separation Agreement between the Registrant and Michael J. O'Rourke (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A dated February 26, 2015)*

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

                                                                                                                                          Schedule II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(Thousands of dollars)

		Additions
	Balance at Beginning of Year	Charge to Costs and Expenses	Other Comprehensive Income (Loss)	Deductions From Reserves	Balance at End of Year
2014
Allowance for doubtful accounts receivable	$910	$(426)	$—	$30	$514
Valuation allowances for deferred tax assets	$3,398	$473	$40	$—	$3,911
2013
Allowance for doubtful accounts receivable	$573	$838	$—	$(501)	$910
Valuation allowances for deferred tax assets	$3,394	$4	$—	$—	$3,398
2012
Allowance for doubtful accounts receivable	$339	$234	$—	$—	$573
Valuation allowances for deferred tax assets	$—	$3,394	$—	$—	$3,394

S-1

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

By	/s/ Donald J. Stebbins	March 12, 2015
Donald J. Stebbins
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Donald J. Stebbins	Chief Executive Officer and President	March 12, 2015
Donald J. Stebbins	(Principal Executive Officer)

/s/ Kerry A. Shiba	Executive Vice President and Chief Financial Officer	March 12, 2015
Kerry A. Shiba	(Principal Financial Officer)

/s/ Mike Nelson	Vice President and Corporate Controller	March 12, 2015
Mike Nelson	(Principal Accounting Officer)

/s/ Margaret S. Dano	Lead Director	March 12, 2015
Margaret S. Dano

/s/ Philip W. Colburn	Director	March 12, 2015
Philip W. Colburn

/s/ Jack A. Hockema	Director	March 12, 2015
Jack A. Hockema

/s/ Paul J. Humphries	Director	March 12, 2015
Paul J. Humphries

/s/ James S. McElya	Director	March 12, 2015
James S. McElya

/s/ Timothy McQuay	Director	March 12, 2015
Timothy McQuay

/s/ Francisco S. Uranga	Director	March 12, 2015
Francisco S. Uranga