Form 10-Q
period 2015-03-29
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2015-05-08
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015

Commission file number: 1-6615

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

California	95-2594729
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

24800 Denso Drive, Suite 2256
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
Yes  ☐    No  ☑

Number of shares of no par value common stock outstanding as of May 1, 2015: 26,688,239

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
NET SALES	$173,729	$183,390
Cost of sales:
Cost of sales	160,635	167,754
Restructuring costs (Note 3)	1,872	—
	162,507	167,754
GROSS PROFIT	11,222	15,636
Selling, general and administrative expenses	7,553	7,934
INCOME FROM OPERATIONS	3,669	7,702
Interest income, net	85	348
Other (expense) income , net	(182)	9
INCOME BEFORE INCOME TAXES	3,572	8,059
Income tax benefit (provision)	762	(3,237)
NET INCOME	$4,334	$4,822
INCOME PER SHARE - BASIC	$0.16	$0.18
INCOME PER SHARE - DILUTED	$0.16	$0.18
DIVIDENDS DECLARED PER SHARE	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014

Net income	$4,334	$4,822
Other comprehensive loss, net of tax:
Foreign currency translation loss	(3,725)	(111)
Change in unrecognized gains (losses) on derivative instruments:
Unrealized hedging gains (losses), net of income taxes of $1,257	(2,092)	—
Reclassification of realized losses to net income, net of income taxes of $598	994	—
Change in unrecognized gains (losses) on derivative instruments, net of tax	(1,098)	—
Defined benefit pension plan:
Amortization of amounts resulting from changes in actuarial assumptions	134	30
Tax provision	(50)	(11)
Pension changes, net of tax	84	19
Other comprehensive loss, net of tax	(4,739)	(92)
Comprehensive (loss) income	$(405)	$4,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	March 29, 2015	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$44,675	$62,451
Short term investments	3,750	3,750
Accounts receivable, net	105,366	102,493
Inventories	75,033	74,677
Income taxes receivable	1,784	3,740
Deferred income taxes, net	9,812	9,897
Other current assets	24,976	19,003
Total current assets	265,396	276,011
Property, plant and equipment, net	254,276	255,035
Investment in and advances to unconsolidated affiliate	2,000	2,000
Non-current deferred income taxes, net	15,396	17,852
Non-current assets	29,439	29,012
Total assets	$566,507	$579,910

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,490	$23,938
Accrued expenses	44,881	48,024
Total current liabilities	67,371	71,962

Non-current income tax liabilities	7,057	13,621
Non-current deferred income tax liabilities, net	15,513	15,122
Other non-current liabilities	40,654	40,199
Commitments and contingencies (Note 16)	—	—
Shareholders' equity:
Preferred stock, no par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, no par value
Authorized - 100,000,000 shares
Issued and outstanding - 26,841,986 shares
(26,730,247 shares at December 28, 2014)	85,365	81,473
Accumulated other comprehensive loss	(86,164)	(81,425)
Retained earnings	436,711	438,958
Total shareholders' equity	435,912	439,006
Total liabilities and shareholders' equity	$566,507	$579,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
NET CASH USED IN OPERATING ACTIVITIES	$(981)	$(10,686)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(14,983)	(25,423)
Proceeds from life insurance policy	—	352
Proceeds from sales and maturities of investments	200	200
Purchase of investments	(200)	(200)
Proceeds from sale of property, plant and equipment	1,758	38
Other	37	34
NET CASH USED IN INVESTING ACTIVITIES	(13,188)	(24,999)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,791)	(4,886)
Cash paid for common stock repurchase	(2,069)	(1,840)
Proceeds from exercise of stock options	3,871	1,015
Excess tax benefits from exercise of stock options	192	3
NET CASH USED IN FINANCING ACTIVITIES	(2,797)	(5,708)

Effect of exchange rate changes on cash	(810)	(109)

Net decrease in cash and cash equivalents	(17,776)	(41,502)

Cash and cash equivalents at the beginning of the period	62,451	199,301

Cash and cash equivalents at the end of the period	$44,675	$157,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Unrecognized Gains/Losses on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
Balance at December 28, 2014	26,730,247	$81,473	$(4,765)	$(5,186)	$(71,474)	$438,958	$439,006
Net income						4,334	4,334
Change in unrecognized gains/losses on derivative instruments, net of tax			(1,098)	—	—	—	(1,098)
Change in employee benefit plans, net of taxes				84	—	—	84
Net foreign currency translation adjustment				—	(3,725)	—	(3,725)
Stock options exercised	220,486	3,871		—	—	—	3,871
Restricted stock awards granted, net of forfeitures	—	—		—	—	—	—
Stock-based compensation expense	—	559		—	—	—	559
Tax impact of stock options	—	(192)		—	—	—	(192)
Common stock repurchased	(108,747)	(346)		—	—	(1,723)	(2,069)
Cash dividends declared ($0.18 per share)	—	—		—	—	(4,858)	(4,858)
Balance at March 29, 2015	26,841,986	$85,365	$(5,863)	$(5,102)	$(75,199)	$436,711	$435,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Notes to Condensed Consolidated Financial Statements
March 29, 2015
(Unaudited)

Note 1 – Nature of Operations

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

Ford Motor Company ("Ford"), General Motors Company ("GM") and Toyota Motor Company ("Toyota") were our customers individually accounting for more than 10 percent of our consolidated sales in the first quarter of 2015 and together represented approximately 82 percent of our total sales during the first quarter of 2015. Additionally, Fiat Chrysler Automotive N.V. ("FCA")individually accounted for more than 10% of our consolidated sales during the first quarter of 2014 and together with Ford, GM and Toyota represented approximately 89 percent of our total sales during the first quarter of 2014. We also manufacture aluminum wheels for BMW, Mazda, Mitsubishi, Nissan, Subaru, Tesla and Volkswagen.  The loss of all or a substantial portion of our sales to Ford, GM, Toyota or FCA would have a significant adverse impact on our operating results and financial condition. This risk is partially mitigated by our long-term relationships with these OEM customers and our supply arrangements, which are generally for multi-year periods.

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

Note 2 – Presentation of Condensed Consolidated Financial Statements

During interim periods, we follow the accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 (the "2014 Annual Report on Form 10-K") and apply appropriate interim financial reporting standards for a fair statement of our operating results and financial position in conformity with accounting principles generally accepted in the United States of America, as codified by the Financial Accounting Standards Board ("FASB") in the Accounting Standards Codification ("ASC") (referred to herein as "U.S. GAAP"), as indicated below.  Users of financial information produced for interim periods in 2015 are encouraged to read this Quarterly Report on Form 10-Q in conjunction with our consolidated financial statements and notes thereto filed with the Securities and Exchange Commission ("SEC") in our 2014 Annual Report on Form 10-K.

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

We use a 4-4-5 convention for our fiscal quarters, which are thirteen week periods generally ending on the last Sunday of each calendar quarter.  We refer to these thirteen week fiscal periods as “quarters” throughout this report.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and, in our opinion, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated statements of operations for the thirteen week periods ended March 29, 2015 and March 30, 2014, (ii) the condensed consolidated statements of comprehensive income (loss) for the thirteen week periods ended March 29, 2015 and March 30, 2014, (iii) the condensed consolidated balance sheets at March 29, 2015 and December 28, 2014, (iv) the condensed consolidated statements of cash flows for the thirteen week periods ended March 29, 2015 and March 30, 2014, and (v) the condensed consolidated statement of shareholders’ equity for the thirteen week period ended March 29, 2015. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP.  The condensed consolidated balance sheet as of December 28, 2014, included in this report, was derived from our 2014 audited financial statements, but does not include all disclosures required by U.S. GAAP.

New Accounting Pronouncements

In May 2014, the FASB issued an ASU entitled “Revenue from Contracts with Customers.” The ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In April 2015, the FASB proposed a one-year deferral of the effective date. Under the proposal, the standard would be required to be adopted by public business entities in annual periods beginning on or after December 15, 2017. The FASB also proposed to permit early adoption at the original effective date. We are evaluating the impact this guidance will have on our financial position and statement of operations.

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

In January 2015, the Financial Accounting Standards Board issued an Accounting Standards Update ("ASU") entitled “Income Statement - Extraordinary and Unusual Items.” The ASU requires that an entity simplify Income Statement presentation by eliminating the concept of "Extraordinary Items". The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In February 2015, the Financial Accounting Standards Board issued an Accounting Standards Update ("ASU") entitled “Consolidation.” The ASU includes amendments to the consolidation analysis which are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption, including adoption in interim periods, is permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In April 2015, the Financial Accounting Standards Board issued an Accounting Standards Update ("ASU") entitled “Interest - Imputation of Interest.” The ASU requires that an entity simplify the presentation of debt issuance costs, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is allowed for all entities for financial statements that have not been previously issued. We are evaluating the impact this guidance will have on our financial position and statement of operations.

Note 3 – Restructuring

During the second half of 2014, we completed a review of initiatives to reduce costs and enhance our competitive position. Based on this review, we committed to a plan to close operations at our Rogers, Arkansas manufacturing facility. During the fourth quarter of 2014 we shifted production to our other locations and closed operations at the Rogers facility. The closure resulted in a workforce reduction of approximately 500 employees. Additional actions taken in 2014 included a reduction in our Mexico workforce and the sale of one of the company’s aircraft. In 2015, the company continued its efforts to reduce costs by further reducing our labor costs in the U.S., completing the final sale of our remaining aircraft and selling an idle warehousing facility in Memphis, Tennessee. The results for the first quarter of 2015 reflect $1.9 million of additional costs charged to gross profit due to the closure of our Rogers facility, charges totaling $0.2 million in SG&A for the write-down of the carrying value of the aircraft we sold in February 2015 and a $0.5 million gain on the sale of the idle warehousing facility located in Memphis, Tennessee. Additional expenses related to the Rogers facility fixed assets and other closing costs are expected to continue throughout 2015.

The total cost expected to be incurred as a result of the Rogers facility closure is $14.0 million, of which $5.9 million is expected to be paid in cash. As of March 29, 2015, estimated remaining cash payments total $2.2 million.

The following table summarizes the Rogers, Arkansas plant closure costs and classification in the condensed consolidated statements of operations as of March 29, 2015:

(Dollars in thousands)	Costs Incurred Through December 28, 2014	Costs Incurred During the Thirteen Week Period Ended March 29, 2015	Costs Remaining	Total Expected Costs	Classification
Accelerated depreciation of assets to be abandoned and depreciation on idled assets	$5,365	$517	$1,657	$7,539	Cost of sales, Restructuring costs
One-time severance costs	1,897	132	49	2,078	Cost of sales, Restructuring costs
Equipment removal, inventory write-down, lease termination and other costs	1,167	1,223	2,040	4,430	Cost of sales, Restructuring costs
	$8,429	$1,872	$3,746	$14,047

Changes in the accrued expenses related to restructuring liabilities during the thirteen weeks ended March 29, 2015 are summarized as follows:

(Dollars in thousands)

Balance December 28, 2014	$215
Restructuring accruals	132
Cash payments	(149)
Balance March 29, 2015	$198

Note 4 - Fair Value Measurements

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

Investment in Unconsolidated Affiliate
In October 2014, a typhoon caused significant damage to the facilities and operations of Synergies Castings Limited ("Synergies"), a private aluminum wheel manufacturer based in Visakhapatnam, India, a company in which we hold an investment carried on the cost method of accounting (see Note 11 - Investment in Unconsolidated Subsidiary). In the fourth quarter of 2014 we tested the $4.5 million carrying value of our investment in Synergies for impairment. Based on our evaluation, we determined there was an other-than-temporary impairment and wrote the investment down to its estimated fair value of $2.0 million, with the $2.5 million loss recognized in income. The valuation was based on an income approach using current financial forecast data and rates and assumptions market participants would use in pricing the investment using level 3 inputs.

The following table categorizes items measured at fair value, on a recurring basis, at March 29, 2015:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
March 29, 2015		(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$3,750	$—	$3,750	$—
Total	$3,750	$—	$3,750	$—

Liabilities
Derivative contracts	$9,303	$—	$9,303	$—
Total	$9,303	$—	$9,303	$—

The following table categorizes items measured at fair value, on a recurring and unrecurring basis at December 28, 2014:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
December 28, 2014		(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$3,750	$—	$3,750	$—
Investment in unconsolidated affiliate	2,000	—	—	2,000
Total	$5,750	$—	$3,750	$2,000

Liabilities
Derivative contracts	$7,552	$—	$7,552	$—
Total	$7,552	$—	$7,552	$—

Note 5 - Derivative Financial Instruments
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

We record all derivatives in the consolidated balance sheets at fair value. Our accounting treatment for these instruments is based on the hedge designation. The effective portions of cash flow hedges are recorded in Accumulated Other Comprehensive Income ("AOCI") until the hedged item is recognized in earnings. The ineffective portions of cash flow hedges are recorded in cost of sales. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

Deferred gains and losses associated with cash flow hedges of foreign currency costs are recognized as a component of cost of sales in the same period as the related cost is recognized. Our foreign currency transactions hedged with cash flow hedges as of March 29, 2015, are expected to occur within 1 month to 24 months.

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

We had no gains or losses recognized in other income and expense for foreign currency forward and option contracts not designated as hedging instruments during the thirteen week period ended March 29, 2015 or the year ended December 28, 2014.

The following table displays the fair value of derivatives by balance sheet line item:

	March 29, 2015		December 28, 2014
(Dollars in thousands)	Accrued Liabilities	Other Non-current Liabilities	Accrued Liabilities	Other Non-current Liabilities
Foreign exchange forward contracts designated as hedging instruments	$6,672	$2,631	$5,598	$1,954
Total derivative instruments	$6,672	$2,631	$5,598	$1,954

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	March 29, 2015		December 28, 2014
(Dollars in thousands)	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
Foreign currency exchange contracts designated as cash flow hedges	$108,153	$9,303	$115,442	$7,552
Total derivative financial instruments	$108,153	$9,303	$115,442	$7,552

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

The following table provides the impact of derivative instruments designated as cash flow hedges on our consolidated income statement:

Period Ended March 29, 2015	Amount of Gain or (Loss)Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain or(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain or(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Thousands of dollars)
Foreign exchange contracts	$3,349	$(1,592)	$—
Total	$3,349	$(1,592)	$—

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

(Dollars in thousands)	Thirteen Weeks Ended
Net sales:	March 29, 2015	March 30, 2014
U.S.	$43,619	$64,485
Mexico	130,110	118,905
Consolidated net sales	173,729	183,390

Property, plant and equipment, net:	March 29, 2015	December 28, 2014
U.S.	$52,566	$55,120
Mexico	201,710	199,915
Consolidated property, plant and equipment, net	$254,276	$255,035

Note 7 – Short-Term Investments

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

Restricted Deposits

We purchase certificates of deposit with maturity dates that expire within twelve months that are used to directly secure or collateralize letters of credit securing our workers’ compensation obligations.  At March 29, 2015 and December 28, 2014, certificates of deposit totaling $3.8 million were restricted in use and were classified as short-term investments on our condensed consolidated balance sheets.

Note 8 – Accounts Receivable

(Dollars in thousands)
	March 29, 2015	December 28, 2014
Trade receivables	$97,060	$96,177
Other receivables	8,879	6,830
	105,939	103,007
Allowance for doubtful accounts	(573)	(514)
Accounts receivable, net	$105,366	$102,493

Note 9 – Inventories

(Dollars in thousands)
	March 29, 2015	December 28, 2014
Raw materials	$20,859	$19,427
Work in process	30,910	30,797
Finished goods	23,264	24,453
Inventories	$75,033	$74,677

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $7.0 million and $6.4 million at March 29, 2015 and December 28, 2014, respectively. Included in raw materials was supplies inventory totaling $9.2 million and $8.8 million at March 29, 2015 and December 28, 2014, respectively.

Note 10 – Property, Plant and Equipment

(Dollars in thousands)
	March 29, 2015	December 28, 2014
Land and buildings	$89,130	$91,209
Machinery and equipment	473,452	447,880
Leasehold improvements and others	6,866	6,865
Construction in progress	38,556	59,600
	608,004	605,554
Accumulated depreciation	(353,728)	(350,519)
Property, plant and equipment, net	$254,276	$255,035

Construction in progress includes $25.9 million and $47.8 million of costs related to our new wheel plant under construction in Mexico, at March 29, 2015 and December 28, 2014, respectively. Depreciation expense was $8.5 million and $7.1 million for the thirteen weeks ended March 29, 2015 and March 30, 2014, respectively.

Note 11 – Investment in Unconsolidated Affiliate

On June 28, 2010, we executed a share subscription agreement with Synergies, a private aluminum wheel manufacturer based in Visakhapatnam, India, providing for our acquisition of a minority interest in Synergies. As of March 29, 2015, the total cash investment in Synergies amounted to $4.5 million, representing 12.6% of the outstanding equity shares of Synergies. Our Synergies investment is accounted for using the cost method. During 2011, a group of existing equity holders, including the company, made a loan of $1.5 million to Synergies for working capital needs. The company's share of this unsecured advance was $0.5 million. The remaining principal balance of the unsecured advance was paid in full during the first quarter of 2015.

In October 2014, a typhoon caused significant damage to the facilities and operations of Synergies, and in the fourth quarter of 2014 we tested the $4.5 million carrying value of our investment for impairment. Based on our evaluation, we determined there was an other-than-temporary impairment and wrote the investment down to its estimated fair value of $2.0 million, with the $2.5 million loss recognized in income for the year ended December 28, 2014. The valuation was based on an income approach using current financial forecast data, and rates and assumptions market participants would use in pricing the investment.

Note 12 – Pre-Production Costs Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products manufactured for our customers under long-term supply agreements. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customers and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Recognized deferred tooling revenues included in net sales in the condensed consolidated statements of operations totaled $1.7 million and $2.0 million for the thirteen weeks ended March 29, 2015 and March 30, 2014, respectively. The following table summarizes the unamortized customer-owned tooling costs included in our non-current assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities.

(Dollars in Thousands)	March 29, 2015	December 28, 2014
Unamortized Preproduction Costs
Preproduction costs	$66,810	$65,621
Accumulated amortization	(54,931)	(53,408)
Net preproduction costs	$11,879	$12,213

Deferred Tooling Revenues
Accrued expenses	$4,344	$4,833
Other non-current liabilities	2,309	2,449
Total deferred tooling revenues	$6,653	$7,282

Note 13 – Income Per Share

In accordance with U.S. GAAP, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share includes the dilutive effect of outstanding stock options calculated using the treasury stock method.

The computation of diluted earnings per share does not include stock option awards that were outstanding and anti-dilutive (i.e., including such awards would result in higher earnings per share), since the exercise prices of these awards exceeded the average market price of the company’s common stock during the respective periods.  For the thirteen week periods ended March 29, 2015 and March 30, 2014, there were 0.8 million and 1.3 million shares issuable under outstanding stock options excluded from the computations, respectively.  Summarized below are the calculations of basic and diluted earnings per share.

(In thousands, except per share amounts)	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Basic Income Per Share:
Reported net income	$4,334	$4,822
Basic income per share	$0.16	$0.18
Weighted average shares outstanding - Basic	26,860	27,115

Diluted Income Per Share:
Reported net income	$4,334	$4,822
Diluted income per share	$0.16	$0.18
Weighted average shares outstanding	26,860	27,115
Weighted average dilutive stock options	91	129
Weighted average shares outstanding - Diluted	26,951	27,244

Note 14 – Income Taxes

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

The effect on deferred taxes of a change in tax rates is recognized in income in the period that the tax rate change is enacted. In assessing the likelihood of realization of deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income taxes when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe that the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. Our valuation allowances totaled $3.9 million as of March 29, 2015 and December 28, 2014, and relates to state deferred tax assets for net operating loss and tax credit carryforwards that are not expected to be realized due to changes in tax law, and cessation of business in Kansas.

We record uncertain tax positions in accordance with U.S. GAAP on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. If a position does not meet the more likely than not threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the more likely than not standard is met, the issue is resolved with the taxing authority, or the statute of limitations expires. Positions previously recognized are derecognized when we subsequently determine the position no longer is more likely than not to be sustained. Evaluation of tax positions, their technical merits, and measurements using cumulative probability are highly subjective management estimates. Actual results could differ materially from these estimates.

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

The income tax benefit for the thirteen weeks ended March 29, 2015 was $0.8 million, which resulted in an effective income tax rate of (21) percent. The tax benefit for the thirteen weeks ended March 29, 2015 resulted from the release of certain liabilities related to uncertain tax positions as a result of the expiration of a statute of limitations, but was lower than the benefit calculated using the U.S. federal statutory rate due to certain non-deductible expenses, state income taxes (net of federal tax benefit) and interest and penalties on unrecognized tax benefits.

For the thirteen weeks ended March 30, 2014, the provision for income taxes was $3.2 million, which was an effective income tax rate of 40 percent. The effective tax rate was unfavorably affected by non-deductible expenses primarily resulting from recent tax law changes in Mexico, state income taxes (net of federal tax benefit) and interest and penalties on unrecognized tax benefits, partially offset by foreign income taxed at rates that are lower than the U. S. statutory rates.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Mexico, the Netherlands, India and the United States.  We are no longer open for examination by taxing authorities regarding any U.S. federal income tax returns for years before 2012 while the years open for examination under various state and local jurisdictions vary. We expect approximately $1.0 million of unrecognized tax benefits related to our U.S. and Mexico operations will be recognized in the twelve month period ending March 27, 2016 due to the expiration of certain statutes of limitations or due to settlement of uncertain tax positions.

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

For the thirteen weeks ended March 29, 2015, payments to retirees or their beneficiaries totaled approximately $0.4 million.  We presently anticipate benefit payments in 2015 to total approximately $1.6 million.  The following table summarizes the components of net periodic pension cost for the first quarter of 2015 and 2014.

(Dollars in thousands)	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Service cost	$11	$21
Interest cost	307	293
Net amortization	134	30
Net periodic pension cost	$452	$344

Note 16 - Line of Credit

On December 19, 2014, we entered into a senior secured credit agreement (the "Credit Agreement") with J.P. Morgan Securities LLC, JP Morgan Chase Bank, N.A. (“JPMCB”) and Wells Fargo Bank, National Association (together with JPMCB, the “Lenders”).

The Credit Agreement consists of a senior secured revolving credit facility in an initial aggregate principal amount of $100.0 million (the “Facility”). In addition, the company is entitled to request, subject to certain terms and conditions and the agreement of the Lenders, an increase in the aggregate revolving commitments under the Facility or to obtain incremental term loans in an aggregate amount not to exceed $50.0 million, which currently is uncommitted to by any lenders. We intend to use the proceeds of the Facility to finance the working capital needs, and for the general corporate purposes of the company and its subsidiaries.

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

The Credit Agreement contains certain customary restrictive covenants, including, among others, financial covenants requiring the maintenance of a maximum total leverage ratio and a minimum fixed charge coverage ratio, and also includes, without limitation, covenants, in each case with certain exceptions and allowances, limiting the ability of company and its subsidiaries to incur indebtedness, grant liens, make investments, dispose of assets, make certain restrictive payments, make optional payments and modifications of subordinated debt instruments, enter into certain transactions with affiliates, enter into swap agreements, make capital expenditures or make changes to its lines of business. At March 29, 2015, we were in compliance with all covenants contained in the Credit Agreement. At March 29, 2015, we had no borrowings under this facility.

The Credit Agreement contains customary default provisions, representations and warranties and restrictive covenants.  The Credit Agreement also contains a provision permitting the lenders to accelerate the repayment of all loans outstanding under the Facility during an event of default.

Note 17 – Commitments and Contingencies

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

•
A grant of a number of shares of company common stock equal to the Black-Scholes value of an annual award of 120,000 stock options divided by the company's closing stock price on the separation date (See Note 18 - Stock-Based Compensation), and

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

Stock Repurchase Program

As discussed in Note19 - Common Stock Purchase Programs, in October 2014, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $30.0 million of our common stock. As of December 31, 2014, additional shares of our common stock with a total cost of $30.0 million may be repurchased under the new stock repurchase program.

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

In accordance with our corporate risk management policies, we may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our material foreign exchange exposures, typically for up to 24 months. We do not use derivative contracts for trading, market-making, or speculative purposes. For additional information on our derivatives, see Note 5 - Derivative Financial Instruments.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments in place for the delivery of natural gas through 2015. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of March 29, 2015 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

Other

We are party to various legal and environmental proceedings incidental to our business.  Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us.  Based on facts now known, we believe all such matters are adequately provided for, covered by insurance, are without merit and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position.  For additional information concerning contingencies, risks and uncertainties, see Note 20 – Risk Management.

Note 18 – Stock-Based Compensation

2008 Equity Incentive Plan

Our 2008 Equity Incentive Plan (the "Plan") was amended and restated effective May 22, 2013 upon approval by our shareholders at our annual shareholders meeting. As amended, the plan authorizes us to issue up to 3.5 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants.  At March 29, 2015, there were 1.7 million shares available for future grants under this plan. No more than 600,000 shares may be used under the plan as “full value” awards, which include restricted stock and performance units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options and restricted shares granted under the plan generally require no less than a three year ratable vesting period.

During the first quarter of 2015 no stock options were granted, 220,486 stock options were exercised and 312,375 options were canceled.

During the first quarter of 2015, the company implemented a long term incentive program for the benefit of certain members of company management. The program was designed to strengthen employee retention and to provide a more structured incentive program to stimulate improvement in future company results. Per the terms of the program, participants were granted time value restricted stock units (“RSUs”), vesting ratably over a three year time period, and performance restricted stock units (“PSUs”), with a three year cliff vesting. Upon vesting, each restricted stock unit is exchangable for one share of the company’s common stock, with accrued dividends. The PSUs are categorized further into three individual categories whose vesting is contingent upon the achievement of certain targets as follows:

•40% of the PSUs vest upon certain Return on Capital targets
•40% of the PSUs vest upon certain EBITDA margin targets
•20% of the PSUs vest upon certain market based Shareholder Return targets

In the aggregate the company granted a total of 198,238 restricted stock units, comprising:

•54,160 time value based RSUs with a grant date fair value of $18.78 per unit
•115,264 PSUs with a grant date fair value of $18.78 per unit
•28,814 market based PSUs with a grant date fair value of $25.60 per unit.

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

Other Awards

During the second quarter of 2014 we granted 132,455 restricted shares, including 50,000 shares vesting April 30, 2017, and 82,455 shares vesting on December 31, 2016. The fair value of each of these restricted shares was $19.44. These grants were made outside of the Plan as inducement grants in connection with the appointment of our new CEO and company President (see Note 17 - Commitments and Contingencies).

Stock-based compensation expense related to our unvested stock options and restricted share awards was allocated as follows:

(Dollars in thousands)	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Cost of sales	$92	$49
Selling, general and administrative expenses	467	570
Stock-based compensation expense before income taxes	559	619
Income tax benefit	(210)	(183)
Total stock-based compensation expense after income taxes	$349	$436

As of March 29, 2015, a total of $5.5 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.4 years.  There were no significant capitalized stock-based compensation costs at March 29, 2015 and December 28, 2014.

Note 19 - Common Stock Repurchase Programs
In March 2013, our board of directors approved a stock repurchase program (the "2013 Repurchase Program") authorizing the repurchase of up to $30.0 million of our common stock. This 2013 Repurchase Program replaced the previously existing share repurchase program. Shares repurchased under the 2013 Repurchase Program totaled 1,510,759 at a cost of $30.0 million through December 28, 2014, which included 1,089,560 shares repurchased at a cost of $21.8 million during fiscal 2014. Accordingly, no additional shares may be repurchased under the 2013 Repurchase Program.

In October 2014, our Board of Directors approved a new stock repurchase program (the "2014 Repurchase Program") authorizing the repurchase of up to $30.0 million of our common stock. Under the 2014 Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. Currently, we expect to fund the repurchases through available cash, although credit options are being evaluated in the context of total capital needs. The timing and extent of the repurchases under the 2014 Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion. Shares repurchased under the 2014 Repurchase Program totaled 108,747 shares at a cost of $2.1 million in the first quarter of 2015.

Note 20 – Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, changing commodity prices for the materials used in the manufacture of our products and the development of new products.

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for our operations in Mexico requires the transfer of funds denominated in the Mexican peso, the value of which decreased 4 percent in relation to the U.S. dollar in the first quarter of 2015.  Foreign currency transaction losses totaled $0.2 million in the first quarter of 2015 and were immaterial during the first quarter of 2014. All transaction gains and losses are included in other income (expense) in the condensed consolidated statements of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at March 29, 2015 of $74.1 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income (loss).

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. At March 29, 2015 we have several purchase commitments in place for the delivery of natural gas in 2014 through 2015 for a total remaining cost of $0.8 million. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, we expected to take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments in effect as of March 29, 2015 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

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

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the company, which could cause actual results to differ materially from such statements and from the company's historical results and experience.  The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in the automotive industry, including the financial condition of our OEM customers and changes in consumer preferences for end products, fluctuations in production schedules for vehicles for which we are a supplier, fluctuations in anticipated demand for aluminum wheels in the North American market, increased global competitive pressures and pricing pressures, our dependence on major customers and third party suppliers and manufacturers, cost, capacity and time of completion for our new manufacturing facility and the related impact on our operating performance and financial condition, our future liquidity and credit options, our future capital spending for existing operations, our ongoing ability to achieve cost savings and other operational improvements, our ability to introduce new products to meet our customers' demand in a timely manner, the impact on our relationship with customers and our market position due to limitations in our manufacturing capacity, increased repair and maintenance costs and costs to replace machinery and equipment on an accelerated basis due to continued operation of our plants at near full capacity levels, our exposure to foreign currency fluctuations, increasing fuel and energy costs, regulatory changes and other factors or conditions described in Item 1A - Risk Factors in Part I of our 2014 Annual Report on Form 10-K and from time to time in our future reports filed with the Securities and Exchange Commission.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto and with the audited Consolidated Financial Statements, notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Annual Report on Form 10-K.

Executive Overview

During the second half of 2014, we completed a review of initiatives to reduce costs and enhance our competitive position. Based on this review, we committed to a plan to close operations at our Rogers, Arkansas manufacturing facility. During the fourth quarter of 2014 we shifted production to our other locations and closed operations at the Rogers facility. The closure resulted in a workforce reduction of approximately 500 employees. Additional actions taken in 2014 included a reduction in our Mexico workforce and the sale of one of the company’s aircraft. In 2015, the company continued its efforts to reduce costs by further reducing our labor costs in the U.S., completing the final sale of our remaining aircraft and selling an idle warehousing facility in Memphis, Tennessee. The results for the first quarter of 2015 reflect $1.9 million of additional costs charged to gross profit due to the closure of our Rogers facility, charges totaling $0.2 million in SG&A for the write-down of the carrying value of the aircraft we sold in February 2015 and a $0.5 million gain on the sale of the idle warehousing facility located in Memphis, Tennessee. Additional charges related to the Rogers facility fixed assets and other closing costs are expected to continue throughout 2015.

The total cost expected to be incurred as a result of the Rogers facility closure is $14.0 million, which includes $5.9 million expected to be paid in cash. As of March 29, 2015, estimated remaining cash payments total $2.2 million.

North American production of passenger cars and light-duty trucks in the first quarter of 2015 was reported by industry publications as increasing by approximately 2 percent overall versus the comparable period a year ago, continuing the trend of growth since the 2009 recession. Production of light-duty trucks -- the light-duty truck category includes pick-up trucks, SUV's, vans and "crossover vehicles"-- increased 2 percent and production of passenger cars increased 2 percent.  The production level for the North American automotive industry for the first quarter of 2015 was 4.3 million vehicles. Factors contributing to the continued market recovery include general economic improvement, low consumer interest rates and the relatively high average age of vehicles, which may be an indicator of pent-up demand. In June 2014, it was reported that the average age of all light vehicles in the U.S. remained steady at a record level of 11.4 years, according to IHS Automotive.

Net sales in the first quarter of 2015 decreased $9.7 million, or 5 percent, to $173.7 million from $183.4 million in the comparable period a year ago.  Wheel sales in the first quarter of 2015 decreased $9.5 million or 5 percent, to $171.7 million from $181.2 million in the comparable period a year ago, as unit wheel unit shipments decreased 10 percent in 2015 to 2.5 million.

Gross profit in the first quarter of 2015 was $11.2 million, or 7 percent of net sales, compared to $15.6 million, or 9 percent of net sales, in the comparable period a year ago.  Income from operations for the first quarter of 2015 was $3.7 million, a $4.0 million decline from operating income of $7.7 million for the first quarter of 2014.

Net income for the first quarter of 2015 was $4.3 million, or $0.16 per diluted share. In comparison, net income in the first quarter of 2014 was $4.8 million, or $0.18 per diluted share.

We announced in 2013 our plans to build a new manufacturing facility in Mexico. In June 2013 we entered into a contract for the construction of the new facility and we subsequently entered into contracts for the purchase of equipment for the new facility. The new facility is now operational, with initial commercial shipments of non-coated wheels beginning in the fourth quarter of 2014. Steps to further qualify the manufacturing process and products with our customers are underway. As of the end of the first quarter of 2015, the total cost of the new facility was approximately $119.1 million.

Committed to enhance shareholder value, in March 2013, our Board of Directors approved the 2013 Repurchase Program, authorizing the repurchase of up to $30.0 million of our common stock. Under the 2013 Repurchase Program we repurchased 1,510,759 shares of company stock at a cost of $30.0 million of which 1,089,560 shares were repurchased for $21.8 million in 2014. In October 2014, our Board of Directors approved a new stock repurchase program ("the 2014 Repurchase Program"), authorizing the repurchase of up to $30.0 million of our common stock. Under the 2014 Repurchase Program, we repurchased 108,747 shares of company stock at a cost of $2.1 million in the first quarter of 2015.

In the second quarter of 2015, we repurchased another 217,331 shares of our company stock under the 2014 Repurchase Program through May 6, 2015, at a cost of $4.1 million. At May 6, 2015 total repurchases under the 2014 Repurchase Program were 326,078 shares at a cost of $6.2 million.

We established a senior secured revolving credit facility in December 2014. The facility provides an initial aggregate principal amount of $100.0 million. In addition, the company is entitled to request under the terms and conditions and the agreement an increase in the aggregate revolving commitments under the facility or to obtain incremental term loans in an aggregate amount not to exceed $50.0 million, which currently is uncommitted to by any lenders. At March 29, 2015, we had no borrowings under the facility.

Results of Operations

(Dollars in thousands, except per share amounts)
	Thirteen Weeks Ended
Selected data	March 29, 2015	March 30, 2014
Net sales	$173,729	$183,390
Value added sales (1)	$82,263	$93,871
Gross profit	$11,222	$15,636
Percentage of net sales	6.5%	8.5%
Income from operations	$3,669	$7,702
Percentage of net sales	2.1%	4.2%
Adjusted EBITDA (2)	$13,370	$14,772
Percentage of net sales (3)	7.7%	8.1%
Percentage of value added sales (4)	16.3%	15.7%
Net income	$4,334	$4,822
Percentage of net sales	2.5%	2.6%
Diluted income per share	$0.16	$0.18

(1) Value added sales represents net sales less the value of aluminum and up charges (outsourcing costs charged to our customers) included in net sales. As discussed further below, arrangements with our customers generally allow us to pass on changes in aluminum prices; therefore, fluctuations in underlying aluminum price generally do not directly impact our profitability. Accordingly, we believe that value added sales provides a measurement of the recoverable component of net sales that may benefit the understanding of our financial performance by users of our financial statements. Our intent is to allow users of the financial statements to consider our net sales information both with and without the aluminum cost component and upcharges thereof. See the Non-GAAP Financial Measures section of this quarterly report for a reconciliation of value added sales to net sales.

(2) Adjusted EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, amortization, restructuring charges and impairments of long-lived assets and investments. We use Adjusted EBITDA as an important indicator of the operating performance of our business. We use Adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors and evaluating short-term and long-term operating trends in our operations. We also use Adjusted EBITDA as a key measurement to evaluate and compensate management. We believe the Adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to have visibility to the methodology and information used by management in our financial and operational decision-making. See the Non-GAAP Financial Measures section of this quarterly report for a reconciliation of our Adjusted EBITDA to net income.

(3) Adjusted EBITDA: Percentage of Net Sales is a key measure that is not calculated according to GAAP. Adjusted EBITDA as a percentage of net sales is defined as Adjusted EBITDA divided by net sales. See the Non-GAAP Financial Measures section of this quarterly report for a reconciliation of Adjusted EBITDA.

(4) Adjusted EBITDA: Percentage of Value Added Sales is a key measure that is not calculated according to GAAP. Adjusted EBITDA as a percentage of value added sales is defined as Adjusted EBITDA divided by value added sales. See the Non-GAAP Financial Measures section of this quarterly report for a reconciliation of Adjusted EBITDA and value added sales.

Net Sales

As noted above, net sales in the first quarter of 2015 decreased $9.7 million, or 5 percent, to $173.7 million from $183.4 million in the comparable period a year ago.  Wheel sales in the first quarter of 2015 decreased $9.5 million, or 5 percent to $171.7 million from $181.2 million in 2014 as wheel unit shipments decreased 10 percent in the 2015 period. Unit shipments decreased to Ford, GM, Nissan, BMW and FCA, while shipments to Subaru and Toyota increased. Shipments to other customers were not material relative to the total and remained relatively unchanged. The average selling price of our wheels increased 6 percent primarily reflecting an increase in the value of the aluminum component of sales which we generally pass through to our customers. The increase in aluminum value resulted in $14.3 million higher revenues in the first quarter of 2015 when compared to 2014. Wheel development revenues totaled $2.0 million in the first quarter of 2015 and $2.0 million in the comparable 2014 period.

U.S. Operations

Net sales of our U.S. wheel plants in the first quarter of 2015 decreased $20.9 million, or 32 percent, to $43.6 million from $64.5 million in the comparable period a year ago and unit shipments declined 39 percent, primarily due to the closure of the Rogers, Arkansas manufacturing facility in the fourth quarter of 2014 and the shifting a large portion of wheel production to our facilities in Mexico. The average unit selling price increased 11 percent due to a higher pass-through price of aluminum and a favorable mix of wheel sizes and finishes sold. A higher aluminum value increased revenues by approximately $3.6 million in 2015 when compared to 2014.

Mexico Operations
Net sales of our Mexico operations in the first quarter of 2015 increased $11.2 million, or 9 percent, to $130.1 million from $118.9 million in the comparable period a year ago. The sales increase reflects the higher unit shipments largely attributable to the shifting of production from the closed Rogers production facility and an increase in average selling prices of our wheels. Unit shipments increased 4 percent in the first quarter of 2015, contributing $4.7 million to the revenue increase. The average unit selling price increased 6 percent due to an increase in the value of the aluminum component of sales, which we generally pass through to our customers, partially offset by an unfavorable change in the mix of wheel sizes and finishes sold. The increase in aluminum value increased revenues by approximately $10.8 million in the first quarter of 2015 when compared to the first quarter of 2014.

Customer Comparisons
As reported by industry publications, North American production of passenger cars and light trucks in the first quarter of 2015 was up approximately 2 percent compared to the same quarter in the previous year, while our unit wheel shipments decreased 10 percent for the comparable period.  The overall increase in North American light vehicle production included a 2 percent increase in the light-duty truck category and a 2 percent increase for passenger cars. Comparing the same time periods for Superior, our shipments of passenger car wheels increased 2 percent and light-duty truck wheels decreased 15 percent.

OEM unit shipment composition by customer was as follows:

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Ford	41%	43%
General Motors	25%	23%
Toyota	15%	12%
FCA	7%	10%
International customers (excluding Toyota)	12%	12%
Total	100%	100%

At the customer level, unit shipments to Ford in the first quarter of 2015 decreased 16 percent compared to the first quarter last year, as passenger car wheel shipments increased 18 percent and light-duty truck wheels decreased 26 percent.  At the program level, the major unit shipment decreases were for the F-Series Truck, Edge, Expedition, Flex and Mustang, partially offset by unit shipment increases for the Focus, Explorer and the Lincoln MKC.

Shipments to GM in the first quarter of 2015 were comparable to the first quarter of 2014, as passenger car wheel shipments decreased 45 percent and light-duty truck wheel shipments increased 5 percent.  The major unit shipment decreases to GM were for the Chevrolet Impala and Buick Enclave, partially offset by unit shipment increases for the K2XX platform vehicles.

Shipments to Toyota in the first quarter of 2015 increased 13 percent compared to the first quarter last year, as shipments of passenger car wheels increased 15 percent and light-duty truck wheels increased 12 percent.  The major unit shipment increases were for the Highlander, Camry and Avalon. These increases were partially offset by unit shipment decreases for the Sequoia and Venza.

Shipments to FCA in the first quarter of 2015 declined 37 percent compared to the first quarter last year, as shipments of passenger car wheels decreased 71 percent and shipments of light-duty truck wheels decreased 32 percent.  The major unit shipment decreases to FCA were for the Dodge Challenger and Journey and the Chrysler Town & Country, which were partially offset by unit shipment increases for the Dodge Magnum/Charger.

Shipments to international customers (excluding Toyota) in the first quarter of 2015 decreased 9 percent compared to the first quarter of 2014, as shipments of light-duty truck wheels decreased 29 percent and shipments of passenger car wheels decreased 1 percent.  At the program level, major unit shipment decreases to international customers were for BMW's X3 and Nissan's Maxima, partially offset by unit shipment increases for the Nissan Note and Subaru Outback.

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

Consolidated cost of goods sold decreased $5.3 million to $162.5 million in the first quarter of 2015 or 94 percent of net sales, compared to $167.8 million, or 91 percent of net sales, in the first quarter of 2014. Cost of sales in 2015 primarily reflects a 10 percent decrease in unit shipments, the impact of the Rogers production facility closure and shift of production to other company facilities, partially offset by an increase in aluminum prices, which we generally pass through to our customers and $1.9 million of additional costs related to the Rogers facility closure discussed above. Direct material and subcontract costs increased approximately $6.2 million to $103.3 million from $97.2 million in the first quarter of 2014, due to an increase of approximately $16.3 million relating to aluminum price increases, which we generally pass through to our customers. The closure of the Rogers production facility and improved efficiencies associated with realigning wheel production to other company facilities, had a favorable impact on the company’s cost structure. Plant labor and benefit costs totaled $23.1 million in the first quarter of 2015, a decrease of $6.4 million compared to the first quarter last year. First quarter repair and maintenance costs decreased $1.7 million to $5.0 million and supply and small tool costs decreased $0.9 million to $4.7 million when compared to the first quarter of 2014. Additionally, electricity and natural gas costs decreased $2.9 million, when compared to the first quarter of 2014. Cost of sales associated with centralized services such as wheel program development engineering and manufacturing support services increased $0.8 million in the first quarter of 2015 when compared to the 2014 period due to increases in workers compensation and severance costs.

Included below are the major items that impacted cost of sales for our U.S. and Mexico operations during the first quarter.

U.S. Operations
Cost of sales for our U.S. operations decreased by $20.8 million, or 32 percent, in the first quarter of 2015 as compared to the first quarter of 2014 and reflects a 39 percent decrease in unit shipments. The Rogers production facility closure and shift of wheel production to other company facilities principally in Mexico, contributed significantly to the cost of sales decrease. The decrease was partially offset by a $3.6 increase in aluminum prices, which we generally pass through to our customers and $1.9 million of additional costs related to the Rogers facility closure. Plant labor and benefit costs totaled $8.6 million in the first quarter of 2015, a decrease of $7.5 million or 46 percent compared to the first quarter last year. Repair and maintenance costs decreased $1.6 million to $1.3 million and supply and small tool costs decreased $1.0 million to $1.4 million when compared to the first quarter of 2014. Additionally, electricity and gas costs decreased $1.4 million or 52 percent, when compared to the first quarter of 2014.

Mexico Operations
Cost of sales for our Mexico operations in the first quarter of 2015 increased by $14.8 million, or 15 percent, when compared to the first quarter of 2014.  The 2015 increase primarily reflects a 4 percent increase in unit shipments, an approximate $13.0 million increase in aluminum prices which we generally pass through to our customers and inefficiencies associated with the startup of the company’s new wheel manufacturing plant in Mexico. During the first quarter of 2015, plant labor and benefit costs increased approximately $1.1 million, or 8 percent, when compared to the first quarter last year and is attributable to the start-up of the new wheel manufacturing plant. Excluding the labor costs associated with the startup of the new manufacturing costs, labor and benefit costs decreased $0.5 million. Other manufacturing related costs are in line with those in the prior year.

Gross Profit

Consolidated gross profit decreased $4.4 million for the first quarter of 2015 to $11.2 million, or 7 percent of net sales, compared to $15.6 million, or 9 percent of net sales, for the comparable period a year ago. The decrease in gross profit primarily reflects the 10 percent decrease in unit shipments, the $1.9 million of costs related to the Rogers facility closure and $2.2 million negative aluminum spread related to the timing of when aluminum price changes pass through to the customer and when it flows through cost of sales, partially offset by cost reductions relating to the closure of the Rogers manufacturing facility.

The cost of aluminum is a component of our selling prices to OEM customers and a significant component of the overall cost of a wheel. The price for aluminum we purchase is adjusted monthly based primarily on changes in certain published market indices. Our selling prices are adjusted periodically based upon aluminum market price changes, but the timing of such adjustments is based on specific customer agreements and can vary from monthly to quarterly. Even if aluminum selling price adjustments were to perfectly match changes in aluminum purchase prices, an increasing aluminum price will result in a declining gross margin percentage - i.e., same gross profit dollars divided by increased sales dollars equals lower gross profit percentage. The opposite is true in periods during which the price of aluminum decreases. In addition, although our sales are continuously adjusted for aluminum price changes, these adjustments rarely will match exactly the changes in our aluminum purchase prices and cost of sales.  As estimated by the company, the unfavorable impact on gross profit related to such differences in timing of aluminum adjustments was approximately $2.2 million in the first quarter of 2015, when compared to the comparable periods in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2015 decreased $0.4 million to $7.6 million, or 4 percent of net sales, from $7.9 million, or 4 percent of net sales, for the comparable period in 2014.  The 2015 period cost decrease primarily reflects reduced labor and benefits costs of $0.2 million, 2014 severance paid of $1.0 million and $0.5 million gain on sale of the idle Memphis warehouse facility, offset by increased outside legal fees of $0.4 relating to the outsourcing of the company’s legal function and current proxy contest, IT hosted solutions costs of $0.2 million, general consulting fees of $0.2 million and depreciation $0.2 million.

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

Consolidated income from operations was $3.7 million in the first quarter of 2015, a decrease of $4.0 million from operating income of $7.7 million, or 4 percent of net sales, in the comparable period in 2014. Income from our Mexican operations declined $3.6 million in the first quarter of 2015. For the first quarter of 2015, including the restructuring impact mentioned above, income from our U.S. operations increased $0.1 million when compared to the first quarter of 2014.  Unallocated corporate costs incurred during the first quarter of 2015 were $0.5 million higher than the comparable period in 2014.

Included below are the major items that impacted income from operations for our U.S. and Mexico operations during 2015.

U.S. Operations

Operating loss from our U.S. operations in the first quarter of 2015 decreased $0.1 million when compared to the first quarter last year.  While unit shipments decreased 39 percent, operating income changed modestly in the first quarter of 2015 as the impact of the lower volume was offset by improvements in average selling prices of our wheels and lower costs overall. The average selling price of our wheels increased due to an improved mix of wheel sizes and finishes sold, and the overall cost improvement included reductions in labor, repair, maintenance and supply costs. While costs improved overall, the lower production levels had an unfavorable impact on operating income due to lower absorption of fixed overhead costs in the first quarter of 2015, when compared to last year. As a percentage of net sales, our gross margin decreased 2 percentage point when comparing the first quarter of 2015 with the same period of 2014.

Mexico Operations
Income from our Mexico operations decreased $3.6 million in the first quarter of 2015 as compared to the first quarter of 2014.  As a percentage of net sales, our gross margin decreased 4 percentage points when comparing the first quarter of 2015 with the first quarter of 2014. Income from operations decreased as a result of a 4 percent decline in unit shipments and higher manufacturing costs associated with the start-up of the new wheel manufacturing plant, which was partially offset by the favorable impact on average selling prices due to a change in the mix of wheel sizes and finishes sold.

U.S. versus Mexico Production

During the first quarter of 2015, wheels produced by our Mexico and U.S. operations accounted for 81 percent and 19 percent, respectively, of our total production.  For the first quarter of 2014, wheels produced by our Mexico and U.S. operations accounted for 68 percent and 32 percent, respectively, of our total production. The shift of production to the Company’s Mexico facilities is attributable to the closure of the Rogers manufacturing facility and realignment of production to our Mexico facilities. We currently anticipate that the percentage of production in Mexico will remain between 80 percent and 85 percent of our total production for the remainder of 2015.

Interest Income, net and Other Income (Expense), net

Net interest income decreased $0.3 million in the first quarter of 2015 when compared to the first quarter of 2014.

Net other income (expense) was expense of $0.2 million in the first quarter of 2015, compared to income of $9 thousand in the first quarter of 2014. Foreign exchange gains and (losses) included in other income (expense) net were exchange losses of $0.2 million in the first quarter of 2015, compared to exchange losses of $6 thousand in the first quarter of 2014.

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

The effect on deferred taxes of a change in tax rates is recognized in income in the period that the tax rate change is enacted. In assessing the likelihood of realization of deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income taxes when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe that the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. Our valuation allowances totaled $3.9 million as of March 29, 2015 and December 28, 2014, and relate to state deferred tax assets for net operating loss and tax credit carryforwards that are not expected to be realized due to changes in tax law and cessation of business in Kansas.

We record uncertain tax positions in accordance with U.S. GAAP on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. If a position does not meet the more likely than not threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the more likely than not standard is met, the issue is resolved with the taxing authority, or the statute of limitations expires. Positions previously recognized are derecognized when we subsequently determine the position no longer is more likely than not to be sustained. Evaluation of tax positions, their technical merits, and measurements using cumulative probability are highly subjective management estimates. Actual results could differ materially from these estimates.

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

The income tax benefit for the thirteen weeks ended March 29, 2015 was $0.8 million, which resulted in an effective income tax rate of (21) percent. The tax benefit for the thirteen weeks ended March 29, 2015 resulted from the release of certain liabilities related to uncertain tax positions as a result of the expiration of a statute of limitations, but was lower than the benefit calculated using the U.S. federal statutory rate due to certain non-deductible expenses, state income taxes (net of federal tax benefit) and interest and penalties on unrecognized tax benefits.

For the thirteen weeks ended March 30, 2014, the provision for income taxes was $3.2 million, which was an effective income tax rate of 40 percent. The effective tax rate was unfavorably affected by non-deductible expenses primarily resulting from recent tax law changes in Mexico, state income taxes (net of federal tax benefit) and interest and penalties on unrecognized tax benefits, partially offset by foreign income taxed at rates that are lower than the U. S. statutory rates.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Mexico, the Netherlands, India and the United States.  We are no longer open for examination by taxing authorities regarding any U.S. federal income tax returns for years before 2012 while the years open for examination under various state and local jurisdictions vary. We expect approximately $1.0 million of unrecognized tax benefits related to our U.S. and Mexico operations will be recognized in the twelve month period ending March 27, 2016 due to the expiration of certain statutes of limitations or due to settlement of uncertain tax positions.

Net Income

Net income in the first quarter of 2015 was $4.3 million, or $0.16 per diluted share, and included an income tax benefit of $0.8 million relating to the release of certain liabilities related to uncertain tax positions, compared to net income in the first quarter of 2014 of $4.8 million, or $0.18 per diluted share, which included income tax expense of $3.2 million.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity primarily include cash, cash equivalents and short-term investments and net cash provided by operating activities and, from time to time, other external sources of funds.  Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $198.0 million and 3.9:1, respectively, at March 29, 2015, versus $204.0 million and 3.8:1 at December 28, 2014.  We have no long-term debt.  As of March 29, 2015, our cash, cash equivalents and short-term investments totaled $48.4 million compared to $66.2 million at December 28, 2014.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, proceeds from the exercise of stock options or existing cash, cash equivalents and short-term investments, and we believe these sources will continue to meet our capital requirements in the foreseeable future. Our working capital decreased in 2015, primarily due to constructing and equipping our new wheel plant in Mexico as discussed below, which was funded out of existing cash during the period. The change in working capital also reflects payments to repurchase our common stock as discussed below and increases in accounts receivable, inventory and other assets. In December 2014, we entered into a senior secured revolving credit facility (discussed below) to provide financing, as necessary, for general corporate purposes.

During 2013 we announced our plans to build a new manufacturing facility in Mexico, in order to meet anticipated growth in demand for aluminum wheels in the North American market. In 2013, we entered into contracts for the construction of the new facility and for the purchase of equipment for the new facility. At March 29, 2015, the total cost of the facility was approximately $119.1 million. The new facility is operational and initial commercial production began in the first quarter of 2015.

Committed to enhance shareholder value, in March 2013, our Board of Directors approved the 2013 Repurchase Program, authorizing the repurchase of up to $30.0 million of our common stock. Under the 2013 Repurchase Program we repurchased 1,510,759 shares of company stock at a cost of $30.0 million of which 1,089,560 shares were repurchased for $21.8 million in 2014. In October 2014, our Board of Directors approved the 2014 Repurchase Program, authorizing the repurchase of up to $30.0 million of our common stock. Under the 2014 Repurchase Program we repurchased 108,747 shares of company stock at a cost of $2.1 million in the first quarter of 2015.

On December 19, 2014, we entered into a senior secured credit agreement (the "Credit Agreement") with J.P. Morgan Securities LLC, JP Morgan Chase Bank, N.A. (“JPMCB”) and Wells Fargo Bank, National Association (together with JPMCB, the “Lenders”). The Credit Agreement consists of a senior secured revolving credit facility in an initial aggregate principal amount of $100.0 million (the “Facility”). In addition, the company is entitled to request, subject to certain terms and conditions and the agreement of the Lenders, an increase in the aggregate revolving commitments under the Facility or to obtain incremental term loans in an aggregate amount not to exceed $50.0 million, which are uncommitted to by any lender. The company intends to use the proceeds of the Facility to finance the working capital needs, and for the general corporate purposes of the company and its subsidiaries. At March 29, 2015, we had no borrowings under the Facility.

The following table presents a summary of the net decrease in cash and cash equivalents in the periods presented:

(Dollars in thousands)	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014	Change
Net cash used in operating activities	$(981)	$(10,686)	$9,705
Net cash used in investing activities	(13,188)	(24,999)	11,811
Net cash used in financing activities	(2,797)	(5,708)	2,911
Effect of exchange rate changes on cash	(810)	(109)	(701)
Net decrease in cash and cash equivalents	$(17,776)	$(41,502)	$23,726

Operating Activities

Net cash used in operating activities was $1.0 million for the thirteen week period ended March 29, 2015, compared to $10.7 million for the comparable period a year ago.  Compared to the first quarter of 2014, the $9.7 million increase in cash from operating activities resulted primarily from a $15.1 million favorable fluctuation in accounts receivable when compared to the same period in 2014, which was partially offset by negative fluctuations in inventory, income taxes and other liabilities.

Investing Activities

Our principal investing activities during the thirteen week period ended March 29, 2015 included the funding of $15.0 million of capital expenditures and gain on sale of fixed assets, which included the sale of an idle warehousing facility in Memphis, Tennessee. Investing activities during the thirteen week period ended March 30, 2014 included the funding of $25.4 million of capital expenditures, including payments totaling $17.0 million related to our new wheel plant discussed above, and the purchase of $0.2 million of certificates of deposit, offset by the receipt of $0.2 million cash proceeds from maturing certificates of deposit and $0.4 million cash proceeds from a life insurance policy.

Financing Activities

Financing activities during the thirteen week period ended March 29, 2015 consisted of the payment of cash dividends on our common stock totaling $4.8 million and the repurchase of our common stock for cash totaling $2.1 million, partially offset by receipt of cash proceeds from the exercise of stock options totaling $3.9 million. Financing activities during the thirteen week period ended March 30, 2014 consisted of the payment of cash dividends on our common stock totaling $4.9 million and the repurchase of our common stock for cash totaling $1.8 million, partially offset by receipt of cash proceeds from the exercise of stock options totaling $1.0 million.

Non-GAAP Financial Measures

In this annual report, we discuss two important measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”), value added sales and Adjusted EBITDA.

Value added sales is a key measure that is not calculated according to GAAP. In the discussion of operating results, we provide information regarding value added sales. Value added sales represents net sales less the value of costs passed through to our customers, primarily the value of aluminum included in net sales. As discussed further below, arrangements with our customers allow us to pass on changes in aluminum prices and the cost for certain other charges incurred in manufacturing our wheels; therefore, fluctuations in underlying aluminum prices and these other charges generally do not directly impact our profitability. Accordingly, value added sales provides a measurement of the recoverable component of net sales that may benefit the understanding of our financial performance by users of our financial statements.

(Dollars in thousands)	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Net Sales	$173,729	$183,390
Less: Aluminum value	(83,657)	(77,352)
Pass-through outsourcing costs charged to customers	(7,809)	(12,167)
Value added sales	$82,263	$93,871

Adjusted EBITDA is a key measure that is not calculated according to GAAP. Adjusted EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, amortization, restructuring charges, impairments of long-lived assets and investments and losses on sales of unconsolidated affiliates. We use Adjusted EBITDA as an important indicator of the operating performance of our business. Adjusted EBITDA is used in our internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors and evaluating short-term and long-term operating trends in our operations. We also use Adjusted EBITDA as a key measurement to evaluate and compensate management. We believe the Adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies.

Adjusted EBITDA as percentage of value added sales is a key measure that is not calculated according to GAAP. Adjusted EBITDA as a percentage of value added sales is defined as Adjusted EBITDA divided by value added sales.

The following table reconciles our net income, the most directly comparable GAAP financial measure, to our Adjusted EBITDA:

(Dollars in thousands)	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Net income	$4,334	$4,822
Interest (income), net	(85)	(348)
Tax expense (benefit)	(762)	3,237
Depreciation	8,528	7,061
Restructuring charges (excluding accelerated depreciation)	1,355	—
Adjusted EBITDA	$13,370	$14,772
Adjusted EBITDA as a percentage of net sales	7.7%	8.1%
Adjusted EBITDA as a percentage of value added sales	16.3%	15.7%

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

New Accounting Pronouncements

In May 2014, the FASB issued an ASU entitled “Revenue from Contracts with Customers.” The ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In April 2015, the FASB proposed a one-year deferral of the effective date. Under the proposal, the standard would be required to be adopted by public business entities in annual periods beginning on or after December 15, 2017. The FASB also proposed to permit early adoption at the original effective date. We are evaluating the impact this guidance will have on our financial position and statement of operations.

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

In January 2015, the Financial Accounting Standards Board issued an Accounting Standards Update ("ASU") entitled “Income Statement - Extraordinary and Unusual Items.” The ASU requires that an entity simplify Income Statement presentation by eliminating the concept of "Extraordinary Items". The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In February 2015, the Financial Accounting Standards Board issued an Accounting Standards Update ("ASU") entitled “Consolidation.” The ASU includes amendments to the consolidation analysis which are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption, including adoption in interim periods, is permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In April 2015, the Financial Accounting Standards Board issued an Accounting Standards Update ("ASU") entitled “Interest - Imputation of Interest.” The ASU requires that an entity simplify the presentation of debt issuance costs, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is allowed for all entities for financial statements that have not been previously issued. We are evaluating the impact this guidance will have on our financial position and statement of operations.

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican peso, the value of which decreased four percent in relation to the U.S. dollar in the first quarter of 2015.  Foreign currency transaction losses totaled $0.2 million in the first quarter of 2015 and were immaterial during the first quarter of 2014.  All transaction gains and losses are included in other income (expense) in the condensed consolidated statements of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at March 29, 2015 of $74.1 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income (loss).

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments in place for the delivery of natural gas through 2015. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, we expected to take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments in effect as of March 29, 2015 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

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

In accordance with our corporate risk management policies, we may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our material foreign exchange exposures, typically for up to 24 months. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to accounting considerations and the prohibitive economic cost of hedging particular exposures. We do not use derivative contracts for trading, market-making, or speculative purposes. For additional information on our derivatives, see Note 5 - Derivative Financial Instruments .

At March 29, 2015 the fair value liability of foreign currency exchange derivatives was $9.3 million. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would be $9.8 million at March 29, 2015.

During the first quarter of 2015, the Mexican peso to U.S. dollar exchange rate averaged 14.95 pesos to $1.00. Based on the balance sheet at March 29, 2015 the value of net assets for our operations in Mexico was 1,685 million pesos. Accordingly, a 10 percent change in the relationship between the peso and the U.S. dollar may result in a translation impact of between $10.2 million and $12.5 million, which would be recognized in other comprehensive income (loss).

Our business requires us to settle transactions between currencies in both directions - i.e., peso to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” For the first quarter of 2015, we had a $0.2 million net foreign exchange transaction loss related to the peso. Based on the current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances. As discussed above, while changes in the terms of the contracts with our customers will be creating an imbalance between currencies that we are hedging with foreign currency forward contracts, there can be no assurances that our hedging program will effectively offset the impact of the imbalance between currencies or that the net transaction balance will not change significantly in the future.

Natural Gas Purchase Commitments.  When market conditions warrant, we enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as natural gas. However, we do not enter into derivatives or other financial instrument transactions for speculative purposes. At March 29, 2015, we had several purchase commitments in place for the delivery of natural gas through 2015 for a total cost of $0.8 million. These fixed price natural gas contracts may expose us to higher costs that cannot be recouped in selling prices in the event that the market price of natural gas declines below the contract price.  As of March 29, 2015, we have fixed price natural gas purchase agreements for deliveries through 2015 that represent approximately 8 percent of our estimated natural gas consumption through 2015.

Also see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our 2014 Annual Report on Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management” in this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 29, 2015.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended March 29, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A – Risk Factors in Part I of our 2014 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.  There have been no material changes from the risk factors described in our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the first quarter of 2015, there were no sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 27, 2013, our Board of Directors approved a new stock repurchase program (the "2013 Repurchase Program") authorizing the repurchase of up to $30.0 million of our common stock. Through September 28, 2014, we repurchased and retired 1,510,759 shares under the 2013 Repurchase Program at a total cost of $30.0 million.

In October 2014, our Board of Directors approved a new stock repurchase program (the "2014 Repurchase Program") authorizing the repurchase of up to $30.0 million of our common stock. Under the 2014 Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. Currently, we expect to fund the repurchases through available cash, although use of the senior secured revolving credit facility will be evaluated in the context of total capital needs. The timing and extent of the repurchases under the 2014 Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion. Shares repurchased under the 2014 Repurchase Program totaled 108,747 shares at a cost of $2.1 million in the first quarter of 2015.

The following table provides common stock repurchases made by or on behalf of the company during the three months ended March 29, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
(Thousands of dollars, except per share amounts)
December 29, 2014 - January 25, 2015	—	$—	—
January 26, 2015 - February 22, 2015	—	$—	—
February 23, 2015 - March 29, 2015	108,747	$19.02	108,747
Total	108,747		108,747	$27,931

Item 6.  Exhibits

10.1
Separation Agreement and Consulting Agreement between the company and Michael J. O'Rourke, dated January 30, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K/A filed February 25, 2015).

10.2
Amendment No. 1 to the Credit Agreement dated as of March 3, 2015, by and among Superior Industries International, Inc., the Lenders from time to time a party thereto and JP Morgan Chase Bank, N.A. as Administrative Agent.

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date:	May 7, 2015	/s/ Donald J. Stebbins
Donald J. Stebbins Chief Executive Officer and President

Date:	May 7, 2015	/s/ Kerry A. Shiba
Kerry A. Shiba Executive Vice President and Chief Financial Officer