Form 10-Q
period 2015-06-28
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2015-08-06
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015

Commission file number: 1-6615

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-2594729
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

24800 Denso Drive, Suite 2256
Southfield, Michigan	48033
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (248) 352-7300

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
Yes  ☐    No  ☑

Number of shares of common stock outstanding as of August 3, 2015: 26,588,347

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
NET SALES	$183,940	$198,966	$357,669	$382,356
Cost of sales:
Cost of sales	162,455	183,234	323,089	350,988
Restructuring costs (Note 3)	1,565	—	3,438	—
	164,020	183,234	326,527	350,988
GROSS PROFIT	19,920	15,732	31,142	31,368
Selling, general and administrative expenses	8,881	7,288	16,433	15,221
INCOME FROM OPERATIONS	11,039	8,444	14,709	16,147
Interest income, net	57	311	142	660
Other expense, net	(362)	(93)	(544)	(86)
INCOME BEFORE INCOME TAXES	10,734	8,662	14,307	16,721
Provision for Income taxes	(4,200)	(3,623)	(3,439)	(6,860)
NET INCOME	$6,534	$5,039	$10,868	$9,861
INCOME PER SHARE - BASIC	$0.24	$0.19	$0.41	$0.36
INCOME PER SHARE - DILUTED	$0.24	$0.18	$0.40	$0.36
DIVIDENDS DECLARED PER SHARE	$0.18	$0.18	$0.36	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

Net income	$6,534	$5,039	$10,868	$9,861
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net of tax	(2,311)	529	(6,036)	418
Change in unrecognized gains (losses) on derivative instruments:
Unrealized hedging losses, net of tax	(928)	—	(3,020)	—
Reclassification of realized losses to net income, net of tax	1,216	—	2,210	—
Change in unrecognized gains (losses) on derivative instruments, net of tax	288	—	(810)	—
Defined benefit pension plan:
Amortization of amounts resulting from changes in actuarial assumptions	134	30	268	59
Tax provision	(50)	(11)	(100)	(22)
Pension changes, net of tax	84	19	168	37
Other comprehensive income (loss), net of tax	(1,939)	548	(6,678)	455
Comprehensive income	$4,595	$5,587	$4,190	$10,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	June 28, 2015	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$57,341	$62,451
Short term investments	1,150	3,750
Accounts receivable, net	102,442	102,493
Inventories	69,412	74,677
Income taxes receivable	1,420	3,740
Deferred income taxes, net	9,764	9,897
Other current assets	24,555	19,003
Total current assets	266,084	276,011
Property, plant and equipment, net	247,649	255,035
Investment in and advances to unconsolidated affiliate	2,000	2,000
Non-current deferred income taxes, net	15,216	17,852
Non-current assets	30,486	29,012
Total assets	$561,435	$579,910

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,936	$23,938
Accrued expenses	43,699	48,024
Total current liabilities	66,635	71,962

Non-current income tax liabilities	7,190	13,621
Non-current deferred income tax liabilities, net	15,219	15,122
Other non-current liabilities	40,075	40,199
Commitments and contingencies (Note 17)	—	—
Shareholders' equity:
Preferred stock, $0.01 par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, $0.01 par value
Authorized - 100,000,000 shares
Issued and outstanding - 26,727,997 shares
(26,730,247 shares at December 28, 2014)	86,579	81,473
Accumulated other comprehensive loss	(88,103)	(81,425)
Retained earnings	433,840	438,958
Total shareholders' equity	432,316	439,006
Total liabilities and shareholders' equity	$561,435	$579,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Twenty-six Weeks Ended
	June 28, 2015	June 29, 2014
NET CASH PROVIDED BY OPERATING ACTIVITIES	$25,208	$1,541

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(23,335)	(55,478)
Proceeds from life insurance policy	278	352
Proceeds from sales and maturities of investments	2,600	2,800
Purchase of investments	—	(2,800)
Proceeds from sale of property, plant and equipment	1,758	93
Other	37	71
NET CASH USED IN INVESTING ACTIVITIES	(18,662)	(54,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(9,589)	(9,776)
Cash paid for common stock repurchase	(7,547)	(12,979)
Proceeds from exercise of stock options	6,484	3,471
Excess tax benefits from exercise of stock options	6	26
NET CASH USED IN FINANCING ACTIVITIES	(10,646)	(19,258)

Effect of exchange rate changes on cash	(1,010)	75

Net decrease in cash and cash equivalents	(5,110)	(72,604)

Cash and cash equivalents at the beginning of the period	62,451	199,301

Cash and cash equivalents at the end of the period	$57,341	$126,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Unrecognized Gains/Losses on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
Balance at December 28, 2014	26,730,247	$81,473	$(4,765)	$(5,186)	$(71,474)	$438,958	$439,006
Net income						10,868	10,868
Change in gains/losses on derivative instruments, net of tax			(810)	—	—	—	(810)
Change in employee benefit plans, net of taxes				168	—	—	168
Net foreign currency translation adjustment				—	(6,036)	—	(6,036)
Stock options exercised	375,178	6,484		—	—	—	6,484
Restricted stock awards granted, net of forfeitures	17,285	—		—	—	—	—
Stock-based compensation expense	—	1,270		—	—	—	1,270
Tax impact of stock options	—	(1,389)		—	—	—	(1,389)
Common stock repurchased	(394,713)	(1,259)		—	—	(6,288)	(7,547)
Cash dividends declared ($0.18 per share)	—	—		—	—	(9,698)	(9,698)
Balance at June 28, 2015	26,727,997	$86,579	$(5,575)	$(5,018)	$(77,510)	$433,840	$432,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Notes to Condensed Consolidated Financial Statements
June 28, 2015
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

Ford Motor Company ("Ford"), General Motors Company ("GM") and Toyota Motor Company ("Toyota") were our customers individually accounting for more than 10 percent of our consolidated sales in the first two quarters of 2015 and together represented approximately 83 percent of our total sales during the first two quarters of 2015. Additionally, Fiat Chrysler Automotive N.V. ("FCA") individually accounted for more than 10 percent of our consolidated sales during the first two quarters of 2014 and together with Ford, GM and Toyota represented approximately 90 percent of our total sales during the first two quarters of 2014. We also manufacture aluminum wheels for BMW, Mazda, Mitsubishi, Nissan, Subaru, Tesla and Volkswagen.  The loss of all or a substantial portion of our sales to Ford, GM or Toyota would have a significant adverse impact on our operating results and financial condition. This risk is partially mitigated by our long-term relationships with these OEM customers and our supply arrangements, which are generally for multi-year periods.

Demand for automobiles and light-duty trucks (including SUV's and crossover vehicles) in the North American market is subject to many unpredictable factors such as changes in the general economy, gasoline prices, consumer credit availability and interest rates.  Demand for aluminum wheels can be further affected by other factors, including pricing and performance compared to competitive materials such as steel.  Finally, the demand for our products is influenced by shifts of market share between vehicle manufacturers and the specific market penetration of individual vehicle platforms being sold by our customers.

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

We use a 4-4-5 convention for our fiscal quarters, which are thirteen week periods generally ending on the last Sunday of each calendar quarter.  We refer to these thirteen week fiscal periods as “quarters” throughout this report.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and, in our opinion, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated statements of operations for the thirteen and twenty-six week periods ended June 28, 2015 and June 29, 2014, (ii) the condensed consolidated statements of comprehensive income (loss) for the thirteen and twenty-six week periods ended June 28, 2015 and June 29, 2014, (iii) the condensed consolidated balance sheets at June 28, 2015 and December 28, 2014, (iv) the condensed consolidated statements of cash flows for the twenty-six week periods ended June 28, 2015 and June 29, 2014, and (v) the condensed consolidated statement of shareholders’ equity for the twenty-six week period ended June 28, 2015. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP.  The condensed consolidated balance sheet as of December 28, 2014, included in this report, was derived from our 2014 audited financial statements, but does not include all disclosures required by U.S. GAAP.

New Accounting Pronouncements

In May 2014, the FASB issued an Accounting Standards Update ("ASU') entitled “Revenue from Contracts with Customers.” The ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In April 2015, the FASB proposed a one-year deferral of the effective date. Under the proposal, the standard would be required to be adopted by public business entities in annual periods beginning on or after December 15, 2017. The FASB also proposed to permit early adoption at the original effective date. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In June 2014, the FASB issued an ASU entitled "Compensation - Stock Compensation." The ASU provides guidance on when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance becomes effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted.  We are currently evaluating the impact this guidance will have on our financial position and results of operations.

In January 2015, the FASB issued an ASU entitled “Income Statement - Extraordinary and Unusual Items.” The ASU requires that an entity simplify Income Statement presentation by eliminating the concept of "Extraordinary Items". The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In February 2015, the FASB issued an ASU entitled “Consolidation.” The ASU includes amendments to the consolidation analysis which are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption, including adoption in interim periods, is permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In April 2015, the FASB issued an ASU entitled “Interest - Imputation of Interest.” The ASU requires that an entity simplify the presentation of debt issuance costs, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is allowed for all entities for financial statements that have not been previously issued. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In April 2015, the FASB issued an ASU entitled “Compensation - Retired Benefits.” The ASU provides practical expedients for the measurement date of an employer's defined benefit obligation and plan assets. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, early adoption is permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In June 2015, the FASB issued an ASU entitled “Technical Corrections and Improvements.” The ASU provides changes to clarify the ASC, correct unintended application of guidance, and make minor improvements to the ASC. The amendments in this ASU that require transition guidance are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this update. We are evaluating the impact this guidance will have on our financial position and statement of operations.

Note 3 – Restructuring

During the second half of 2014, we completed a review of initiatives to reduce costs and enhance our competitive position. Based on this review, we committed to a plan to close operations at our Rogers, Arkansas manufacturing facility. During the fourth quarter of 2014 we shifted production to our other locations and closed operations at the Rogers facility. The closure resulted in a workforce reduction of approximately 500 employees. Additional restructuring actions taken in 2014 included a reduction in our Mexico workforce and the sale of one of the company’s aircraft. In 2015, the company continued its efforts to reduce costs by further reducing our labor costs in the U.S., completing the final sale of our remaining aircraft and selling an idle warehousing facility in Memphis, Tennessee. The results for the first half of 2015 reflect $3.4 million of additional costs charged to gross profit due to the closure of our Rogers facility, charges totaling $0.2 million in SG&A for the write-down of the carrying value of the aircraft we sold in February 2015 and a $0.5 million gain on the sale of the idle warehousing facility located in Memphis, Tennessee. Additional expenses related to the Rogers facility fixed assets and other closing costs are expected to continue throughout 2015.

The total cost expected to be incurred as a result of the Rogers facility closure is $14.0 million, of which $5.9 million is expected to be paid in cash. As of June 28, 2015, estimated remaining cash payments total $1.1 million.

The following table summarizes the Rogers, Arkansas plant closure costs and classification in the condensed consolidated statements of operations as of June 28, 2015:

(Dollars in thousands)	Costs Incurred Through December 28, 2014	Costs Incurred During the Twenty-six Week Period Ended June 28, 2015	Costs Remaining	Total Expected Costs	Classification
Depreciation of assets to be abandoned and depreciation on idled assets	$5,365	$950	$1,224	$7,539	Cost of sales, Restructuring costs
One-time severance costs	1,897	181	—	2,078	Cost of sales, Restructuring costs
Equipment removal, inventory write-down, lease termination and other costs	1,167	2,307	956	4,430	Cost of sales, Restructuring costs
	$8,429	$3,438	$2,180	$14,047

Changes in the accrued expenses related to restructuring liabilities during the twenty-six weeks ended June 28, 2015 are summarized as follows:

(Dollars in thousands)

Balance December 28, 2014	$215
Restructuring accruals	2,180
Cash payments	(2,231)
Balance June 28, 2015	$164

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

Investment in Unconsolidated Affiliate
In October 2014, a typhoon caused significant damage to the facilities and operations of Synergies Castings Limited ("Synergies"), a private aluminum wheel manufacturer based in Visakhapatnam, India, a company in which we hold an investment carried on the cost method of accounting (see Note 11 - Investment in Unconsolidated Affiliate). In the fourth quarter of 2014 we tested the $4.5 million carrying value of our investment in Synergies for impairment. Based on our evaluation, we determined there was an other-than-temporary impairment and wrote the investment down to its estimated fair value of $2.0 million, with the $2.5 million loss recognized in income. The valuation was based on an income approach using current financial forecast data and rates and assumptions market participants would use in pricing the investment using level 3 inputs.

The following table categorizes items measured at fair value, on a recurring basis, at June 28, 2015:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
June 28, 2015		(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$1,150	$—	$1,150	$—
Total	$1,150	$—	$1,150	$—

Liabilities
Derivative contracts	$9,238	$—	$9,238	$—
Total	$9,238	$—	$9,238	$—

The following table categorizes items measured at fair value, on a recurring and unrecurring basis at December 28, 2014:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
December 28, 2014		(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$3,750	$—	$3,750	$—
Investment in unconsolidated affiliate	2,000	—	—	2,000
Total	$5,750	$—	$3,750	$2,000

Liabilities
Derivative contracts	$7,552	$—	$7,552	$—
Total	$7,552	$—	$7,552	$—

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

Deferred gains and losses associated with cash flow hedges of foreign currency costs are recognized as a component of cost of sales in the same period as the related cost is recognized. Our foreign currency transactions hedged with cash flow hedges as of June 28, 2015, are expected to occur monthly through December 2017.

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

We had no gains or losses recognized in other income and expense for foreign currency forward and option contracts not designated as hedging instruments during the thirteen week period ended June 28, 2015 or the year ended December 28, 2014.

The following table displays the fair value of derivatives by balance sheet line item:

	June 28, 2015			December 28, 2014
(Dollars in thousands)	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities	Accrued Liabilities	Other Non-current Liabilities
Foreign exchange forward contracts and collars designated as hedging instruments	$324	$(6,598)	$(2,640)	$(5,598)	$(1,954)
Total derivative instruments	$324	$(6,598)	$(2,640)	$(5,598)	$(1,954)

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	June 28, 2015			December 28, 2014
(Dollars in thousands)	Local Currency Notional Amount	U.S. Dollar Notional Amount	Fair Value	Local Currency Notional Amount	U.S. Dollar Notional Amount	Fair Value
Mexico Pesos (Collars) (1)	$131,500	$780	$(106)	$—	$—	$—
Mexico Pesos (Forwards)	1,699,477	115,457	(8,808)	1,620,386	115,442	(7,552)
Total derivative financial instruments	$1,830,977	$116,237	$(8,914)	$1,620,386	$115,442	$(7,552)

(1) The collars include Mexico peso call options with a notional amount of MXN 131.5 million and Mexico peso put options with a notional amount of MXN 131.5 million, as of June 28, 2015.

Notional amounts are presented on a gross basis. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates, or commodity volumes and prices. The hedging contracts mature monthly through December 2017.

The following table provides the impact of derivative instruments designated as cash flow hedges on our consolidated income statement:

Twenty-six Week Period Ended June 28, 2015	Amount of Gain or (Loss)Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain or(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain or(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Thousands of dollars)
Foreign exchange forward contracts and collars	$(4,830)	$(3,534)	$—
Total	$(4,830)	$(3,534)	$—

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

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-six Weeks Ended
Net sales:	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
U.S.	41,708	73,583	85,327	$138,068
Mexico	142,232	125,383	272,342	244,288
Consolidated net sales	$183,940	$198,966	$357,669	$382,356

Property, plant and equipment, net:			June 28, 2015	December 28, 2014
U.S.			$48,118	$55,120
Mexico			199,531	199,915
Consolidated property, plant and equipment, net			$247,649	$255,035

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

Restricted Deposits

We purchase certificates of deposit with maturity dates that expire within twelve months that are used to directly secure or collateralize letters of credit securing our workers’ compensation obligations.  At June 28, 2015 and December 28, 2014, certificates of deposit totaling $1.2 million were restricted in use and were classified as short-term investments on our condensed consolidated balance sheets.

Note 8 – Accounts Receivable

(Dollars in thousands)
	June 28, 2015	December 28, 2014
Trade receivables	$93,950	$96,177
Other receivables	9,563	6,830
	103,513	103,007
Allowance for doubtful accounts	(1,071)	(514)
Accounts receivable, net	$102,442	$102,493

Note 9 – Inventories

(Dollars in thousands)
	June 28, 2015	December 28, 2014
Raw materials	$16,701	$19,427
Work in process	29,607	30,797
Finished goods	23,104	24,453
Inventories	$69,412	$74,677

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $6.5 million and $6.4 million at June 28, 2015 and December 28, 2014, respectively. Included in raw materials was supplies inventory totaling $8.8 million on June 28, 2015 and December 28, 2014, respectively.

Note 10 – Property, Plant and Equipment

(Dollars in thousands)
	June 28, 2015	December 28, 2014
Land and buildings	$78,660	$91,209
Machinery and equipment	480,688	447,880
Leasehold improvements and others	5,353	6,865
Construction in progress	34,178	59,600
	598,879	605,554
Accumulated depreciation	(351,230)	(350,519)
Property, plant and equipment, net	$247,649	$255,035

Construction in progress includes $18.8 million and $47.8 million of costs related to our new wheel plant under construction in Mexico, at June 28, 2015 and December 28, 2014, respectively. Depreciation expense was $17.0 million and $14.4 million for the twenty-six weeks ended June 28, 2015 and June 29, 2014, respectively.

Note 11 – Investment in Unconsolidated Affiliate

On June 28, 2010, we executed a share subscription agreement with Synergies, a private aluminum wheel manufacturer based in Visakhapatnam, India, providing for our acquisition of a minority interest in Synergies. As of June 28, 2015, the total cash investment in Synergies amounted to $4.5 million, representing 12.6% of the outstanding equity shares of Synergies. Our Synergies investment is accounted for using the cost method. During 2011, a group of existing equity holders, including the company, made a loan of $1.5 million to Synergies for working capital needs. The company's share of this unsecured advance was $0.5 million. The remaining principal balance of the unsecured advance was paid in full during the first quarter of 2015.

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

Note 12 – Pre-Production Costs Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products manufactured for our customers under long-term supply agreements. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customers and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Recognized deferred tooling revenues included in net sales in the condensed consolidated statements of operations totaled $1.5 million and $2.1 million for the thirteen weeks ended June 28, 2015 and June 29, 2014 respectively, and $3.2 million and $4.1 million for the twenty-six weeks ended June 28, 2015 and June 29, 2014, respectively. The following table summarizes the unamortized customer-owned tooling costs included in our non-current assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities.

(Dollars in Thousands)	June 28, 2015	December 28, 2014
Unamortized Preproduction Costs
Preproduction costs	$69,683	$65,621
Accumulated amortization	(56,284)	(53,408)
Net preproduction costs	$13,399	$12,213

Deferred Tooling Revenues
Accrued expenses	$3,865	$4,833
Other non-current liabilities	1,954	2,449
Total deferred tooling revenues	$5,819	$7,282

Note 13 – Income Per Share

In accordance with U.S. GAAP, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share includes the dilutive effect of outstanding stock options calculated using the treasury stock method.

The computation of diluted earnings per share does not include stock option awards that were outstanding and anti-dilutive (i.e., including such awards would result in higher earnings per share), since the exercise prices of these awards exceeded the average market price of the company’s common stock during the respective periods.  For the thirteen and twenty-six week periods ended June 28, 2015 there were 0.2 million shares issuable under outstanding stock options excluded from the computations. For the thirteen and twenty-six week periods ended June 29, 2014, there were 0.9 million shares issuable under outstanding stock options excluded from the computations.  Summarized below are the calculations of basic and diluted earnings per share.

(In thousands, except per share amounts)	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Basic Income Per Share:
Reported net income	$6,534	$5,039	$10,868	$9,861
Basic income per share	$0.24	$0.19	$0.41	$0.36
Weighted average shares outstanding - Basic	26,719	27,180	26,788	27,148

Diluted Income Per Share:
Reported net income	$6,534	$5,039	$10,868	$9,861
Diluted income per share	$0.24	$0.18	$0.40	$0.36
Weighted average shares outstanding	26,719	27,180	26,788	27,148
Weighted average dilutive stock options	47	179	48	155
Weighted average shares outstanding - Diluted	26,766	27,359	26,836	27,303

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

The effect on deferred taxes of a change in tax rates is recognized in income in the period that the tax rate change is enacted. In assessing the likelihood of realization of deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income taxes when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe that the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. Our valuation allowances totaled $3.9 million as of December 28, 2014, and relates to state deferred tax assets for net operating loss and tax credit carryforwards that are not expected to be realized due to changes in tax law, and cessation of business in Kansas.

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

The provision for income taxes for the quarter ended June 28, 2015 was $4.2 million, which resulted in an effective income tax rate of 39 percent. For the six-month period ended June 28, 2015 the provision for income taxes was $3.4 million, which resulted in an effective income tax rate of 24 percent. The effective tax rate for the six-month period ended June 28, 2015 was lower than the statutory rate due to the release of certain liabilities related to uncertain tax positions as a result of the expiration of a statute of limitations, partially offset by non-deductible expenses, state income taxes (net of federal tax benefit) and interest and penalties on unrecognized tax benefits.

For the thirteen weeks ended June 29, 2014, the provision for income taxes was $3.6 million, which was an effective income tax rate of 42 percent. For the twenty-six weeks ended June 29, 2014 the provision for income taxes was $6.9 million, which was an effective tax rate of 41 percent. The effective tax rate was unfavorably affected by non-deductible expenses primarily resulting from recent tax law changes in Mexico, state income taxes (net of federal tax benefit) and interest and penalties on unrecognized tax benefits, partially offset by foreign income taxed at rates that are lower than the U. S. statutory rates.

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

For the twenty-six weeks ended June 28, 2015, payments to retirees or their beneficiaries totaled approximately $0.8 million.  We presently anticipate benefit payments in 2015 to total approximately $2.3 million.  The following table summarizes the components of net periodic pension cost for the second quarter of 2015 and 2014.

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Service cost	$11	$304	$22	$325
Interest cost	307	293	615	586
Net amortization	134	29	267	59
Net periodic pension cost	$452	$626	$904	$970

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

The Credit Agreement contains certain customary restrictive covenants, including, among others, financial covenants requiring the maintenance of a maximum total leverage ratio and a minimum fixed charge coverage ratio, and also includes, without limitation, covenants, in each case with certain exceptions and allowances, limiting the ability of company and its subsidiaries to incur indebtedness, grant liens, make investments, dispose of assets, make certain restrictive payments, make optional payments and modifications of subordinated debt instruments, enter into certain transactions with affiliates, enter into swap agreements, make capital expenditures or make changes to its lines of business. At June 28, 2015, we were in compliance with all covenants contained in the Credit Agreement. At June 28, 2015, we had no borrowings under this facility.

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

Stock Repurchase Program

As discussed in Note19 - Common Stock Repurchase Programs, in October 2014, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $30.0 million of our common stock. As of December 31, 2014, additional shares of our common stock with a total cost of $30.0 million may be repurchased under the new stock repurchase program.

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

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments in place for the delivery of natural gas through 2015. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of June 28, 2015 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

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

Note 18 – Stock-Based Compensation

2008 Equity Incentive Plan

Our 2008 Equity Incentive Plan (the "Plan") was amended and restated effective May 22, 2013 upon approval by our shareholders at our annual shareholders meeting. As amended, the plan authorizes us to issue up to 3.5 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants.  At June 28, 2015, there were 1.7 million shares available for future grants under this plan. No more than 600,000 shares may be used under the plan as “full value” awards, which include restricted stock and performance units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options and restricted shares granted under the plan generally require no less than a three year ratable vesting period.

During the first half of 2015 no stock options were granted, 375,178 stock options were exercised and 949,919 options were canceled.

During the second quarter of 2015 we granted 23,814 restricted shares to our Board of Directors vesting May 5, 2016. During the first quarter of 2015, the company implemented a long term incentive program for the benefit of certain members of company management. The program was designed to strengthen employee retention and to provide a more structured incentive program to stimulate improvement in future company results. Per the terms of the program, participants were granted time value restricted stock units (“RSUs”), vesting ratably over a three year time period, and performance restricted stock units (“PSUs”), with a three year cliff vesting. Upon vesting, each restricted stock unit is exchangeable for one share of the company’s common stock, with accrued dividends. The PSUs are categorized further into three individual categories whose vesting is contingent upon the achievement of certain targets as follows:

•40% of the PSUs vest upon certain Return on Capital targets
•40% of the PSUs vest upon certain EBITDA margin targets
•20% of the PSUs vest upon certain market based Shareholder Return targets

In the aggregate the company granted a total of 192,631 restricted stock units in 2015, comprising:

•54,195 time value based RSUs with a grant date fair value of $18.78 per unit
•110,750 PSUs with a grant date fair value of $18.78 per unit
•27,686 market based PSUs with a grant date fair value of $24.81 per unit.

During the second quarter of 2014, we granted 35,081 restricted shares in connection with Mr. Steven J. Borick's, our former company President and Chief Executive Officer's, separation agreement (see Note 17 - Commitments and Contingencies). These shares fully vested on the grant date (March 31, 2014) and the cost was recognized from the date of the separation agreement (October 14, 2013) through March 31, 2014, the separation date. The shares issued also were net of an amount equal to required tax withholdings. The cash equivalent of the withheld shares was remitted by the company to the tax authorities. Restricted share awards, which are generally subject to forfeiture if employment terminates prior to the shares vesting, are expensed ratably over the vesting period. Shares of restricted stock granted under the Plan are considered issued and outstanding at the date of grant and have the same dividend and voting rights as other common stock. Dividends paid on the restricted shares granted under the Plan are non-forfeitable if the restricted shares do not ultimately vest.

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

Stock-based compensation expense related to our unvested stock options and restricted share awards was allocated as follows:

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Cost of sales	$102	$31	$194	$80
Selling, general and administrative expenses	656	659	1,122	1,229
Stock-based compensation expense before income taxes	758	690	1,316	1,309
Income tax benefit	(284)	(205)	(494)	(388)
Total stock-based compensation expense after income taxes	$474	$485	$822	$921

As of June 28, 2015, a total of $4.8 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.2 years.  There were no significant capitalized stock-based compensation costs at June 28, 2015 and December 28, 2014.

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

In October 2014, our Board of Directors approved a new stock repurchase program (the "2014 Repurchase Program") authorizing the repurchase of up to $30.0 million of our common stock. Under the 2014 Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. Currently, we expect to fund the repurchases through available cash, although credit options are being evaluated in the context of total capital needs. The timing and extent of the repurchases under the 2014 Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion. Shares repurchased under the 2014 Repurchase Program totaled 394,713 at a cost of $7.5 million during the first two quarters of 2015.

Note 20 – Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, changing commodity prices for the materials used in the manufacture of our products and the development of new products.

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for our operations in Mexico requires the transfer of funds denominated in the Mexican peso, the value of which decreased 6 percent in relation to the U.S. dollar in the first half of 2015.  Foreign currency transaction losses totaled $0.5 million in the first half of 2015 and were immaterial during the first half of 2014. All transaction gains and losses are included in other income (expense) in the condensed consolidated statements of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at June 28, 2015 of $76.5 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income (loss).

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. At June 28, 2015 we have several purchase commitments in place for the delivery of natural gas in 2014 through 2015 for a total remaining cost of $0.5 million. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, we expected to take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the NPNS exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments in effect as of June 28, 2015 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

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

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the company, which could cause actual results to differ materially from such statements and from the company's historical results and experience.  The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in the automotive industry, including the financial condition of our OEM customers and changes in consumer preferences for end products, fluctuations in production schedules for vehicles for which we are a supplier, fluctuations in anticipated demand for aluminum wheels in the North American market, increased global competitive pressures and pricing pressures, our dependence on major customers and third party suppliers and manufacturers, cost, capacity and the ramp-up of production at our new manufacturing facility and the related impact on our operating performance and financial condition, our future liquidity and credit options, our future capital spending for existing operations, our ongoing ability to achieve cost savings and other operational improvements, our ability to introduce new products to meet our customers' demand in a timely manner, the impact on our relationship with customers and our market position due to limitations in our manufacturing capacity, increased repair and maintenance costs and costs to replace machinery and equipment on an accelerated basis due to continued operation of our plants at near full capacity levels, our exposure to foreign currency fluctuations, increasing fuel and energy costs, regulatory changes and other factors or conditions described in Item 1A - Risk Factors in Part I of our 2014 Annual Report on Form 10-K and from time to time in our reports filed with the Securities and Exchange Commission.

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

In 2015, the company continued its efforts to reduce costs by further reducing our labor costs in the U.S., completing the sale of our one remaining aircraft and selling an idle warehousing facility in Memphis, Tennessee. The results for the first half of 2015 reflect $3.4 million of additional costs charged to gross profit due to the closure of our Rogers facility, charges totaling $0.2 million in SG&A for the write-down of the carrying value of the aircraft we sold in February 2015 and a $0.5 million gain on the sale of the idle warehousing facility located in Memphis, Tennessee. The results for the second quarter of 2015 reflect $1.6 million of additional costs charged to gross profit due to the closure of our Rogers facility. Additional charges related to the Rogers facility fixed assets and other closing costs are expected to continue throughout 2015.

The total cost expected to be incurred as a result of the Rogers facility closure is $14.0 million, which includes $5.9 million expected to be paid in cash. As of June 28, 2015, estimated remaining cash payments total $1.1 million.

North American production of passenger cars and light-duty trucks in the second quarter of 2015 was reported by industry publications as increasing by approximately 3 percent overall versus the comparable period a year ago, continuing the trend of growth since the 2009 recession. Production of light-duty trucks -- the light-duty truck category includes pick-up trucks, SUV's, vans and "crossover vehicles"-- increased 2 percent and production of passenger cars increased 4 percent. The production level for the North American automotive industry for the second quarter of 2015 was 4.5 million vehicles. Factors contributing to the continued market recovery include general economic improvement, low consumer interest rates and the relatively high average age of vehicles, which may be an indicator of pent-up demand.

Net sales in the second quarter of 2015 decreased $15.1 million, or 8 percent, to $183.9 million from $199.0 million in the same period a year ago. Wheel sales in the second quarter of 2015 decreased $14.5 million or 7 percent, to $182.1 million from $196.6 million in the comparable period a year ago, as unit wheel unit shipments decreased 9 percent in 2015 to 2.7 million.

Gross profit in the second quarter of 2015 was $19.9 million, or 11 percent of net sales, compared to $15.7 million, or 8 percent of net sales, in the comparable period a year ago. Income from operations for the second quarter of 2015 was $11.0 million, a $2.6 million increase from operating income of $8.4 million for the second quarter of 2014.

Net income for the second quarter of 2015 was $6.5 million, or $0.24 per diluted share. In comparison, net income in the second quarter of 2014 was $5.0 million, or $0.18 per diluted share.

Committed to enhancing shareholder value, in March 2013, our Board of Directors approved a stock repurchase program (the "2013 Repurchase Program"), authorizing the repurchase of up to $30.0 million of our common stock. Under the 2013 Repurchase Program we repurchased 1,510,759 shares of company stock at a cost of $30.0 million of which 1,089,560 shares were repurchased for $21.8 million in 2014. In October 2014, our Board of Directors approved a new stock repurchase program (the "2014 Repurchase Program"), authorizing the repurchase of up to $30.0 million of our common stock. Under the 2014 Repurchase Program, we repurchased 285,966 shares of company stock at a cost of $5.5 million in the second quarter of 2015. As of the end of the first half of 2015, the total investment under the 2014 Repurchase Program was $7.5 million or 394,713 shares repurchased.

In the third quarter of 2015, we repurchased another 162,930 shares of our company stock under the 2014 Repurchase Program through August 6, 2015, at a cost of $2.9 million. At August 6, 2015 total repurchases under the 2014 Repurchase Program were 557,643 shares at a cost of $10.4 million.

We established a senior secured revolving credit facility in December 2014. The facility provides an initial aggregate principal amount of $100.0 million. In addition, the company is entitled to request under the terms and conditions of the agreement an increase in the aggregate revolving commitments under the facility or to obtain incremental term loans in an aggregate amount not to exceed $50.0 million, which currently is uncommitted to by any lenders. At June 28, 2015, we had no borrowings under the facility

Results of Operations

(Dollars in thousands, except per share amounts)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
Selected data	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net sales	$183,940	$198,966	$357,669	$382,356
Value added sales (1)	$88,219	$99,729	$169,896	$193,601
Gross profit	$19,920	$15,732	$31,142	$31,368
Percentage of net sales	10.8%	7.9%	8.7%	8.2%
Income from operations	$11,039	$8,444	$14,709	$16,147
Percentage of net sales	6.0%	4.2%	4.1%	4.2%
Adjusted EBITDA (2)	$20,307	$15,685	$33,677	$30,456
Percentage of net sales (3)	11.0%	7.9%	9.4%	8.0%
Percentage of value added sales (4)	23.0%	15.7%	19.8%	15.7%
Net income	$6,534	$5,039	$10,868	$9,861
Percentage of net sales	3.6%	2.5%	3.0%	2.6%
Diluted income per share	$0.24	$0.18	$0.40	$0.36

(1) Value added sales represents net sales less the value of aluminum and up-charges (outsourcing costs charged to our customers) included in net sales. As discussed further below, arrangements with our customers generally allow us to pass on changes in aluminum prices; therefore, fluctuations in underlying aluminum price generally do not directly impact our profitability. Accordingly, we believe that value added sales provides a measurement of the recoverable component of net sales that may benefit the understanding of our financial performance by users of our financial statements. Our intent is to allow users of the financial statements to consider our net sales information both with and without the aluminum cost component and up-charges thereof. See the Non-GAAP Financial Measures section of this quarterly report for a reconciliation of value added sales to net sales.

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

Net Sales

As noted above, net sales in the second quarter of 2015 decreased $15.1 million, or 8 percent, to $183.9 million from $199.0 million in the comparable period a year ago.  Wheel sales in the second quarter of 2015 decreased $14.5 million, or 7 percent to $182.1 million from $196.6 million in 2014 as wheel unit shipments decreased 9 percent in the 2015 period. The largest unit shipment decline was for FCA. Shipments were also lower for GM and Nissan and, to a lesser degree, Ford and BMW, while shipments to Toyota increased. Shipments to other customers were not material relative to the total and remained relatively unchanged. The average selling price of our wheels increased 2 percent primarily reflecting an increase in the value of the aluminum component of sales which we generally pass through to our customers. The increase in aluminum value resulted in $5.6 million higher revenues in the second quarter of 2015 when compared to 2014. Wheel development revenues totaled $1.8 million in the second quarter of 2015 and $2.3 million in the comparable 2014 period.

Net sales in the first half of 2015 decreased $24.7 million, or 6 percent, to $357.7 million from $382.4 million in the comparable period a year ago. Wheel sales in the first half of 2015 decreased $24.1 million to $353.8 million from $377.9 million in 2014. The decline in wheel sales primarily resulted from 10 percent lower shipments in the first half of 2015 compared to the first half of 2014, translating to approximately $36.4 million less revenue. The average selling price of our wheels increased 4 percent primarily reflecting an increase in the value of the aluminum component of sales which we generally pass through to our customers. The increase in aluminum value resulted in $19.6 million higher revenues in the first half of 2015 when compared to 2014. Wheel development revenues totaled $3.9 million in the first half of 2015 and $4.5 million in the comparable 2014 period.

U.S. Operations
Net sales of our U.S. wheel operations in the second quarter of 2015 decreased $31.9 million, or 43 percent, to $41.7 million from $73.6 million in the comparable period a year ago and unit shipments declined 46 percent, primarily due to the closure of the Rogers, Arkansas manufacturing facility in the fourth quarter of 2014 and the shift of a large portion of wheel production to our production facilities in Mexico. The average unit selling price increased 3 percent due to a higher pass-through price of aluminum and a more favorable mix of wheel sizes and finishes sold. A higher aluminum value increased revenues by approximately $1.3 million in 2015 when compared to 2014.

During the first half of 2015, net sales of our U.S. wheel plants decreased $52.7 million, or 38 percent, to $85.3 million from $138.1 million in the comparable period a year ago reflecting a decrease in unit shipments, partially offset by an increase in average selling prices. Wheel sales in the first half of 2015 decreased $51.8 million, or 39 percent, to $82.1 million from $133.7 million in the first half last year. A 42 percent decrease in unit shipments caused a $56.2 million decline in revenue. The closure of the Rogers facility contributed $50.0 million or 95% of the total reduction in revenue for the period. This was partially offset by a 7 percent increase in the average selling price due to a higher pass-through price of aluminum and a favorable mix of wheel sizes and finishes sold. The increase in aluminum value reduced revenues by approximately $4.4 million in 2015 when compared to 2014.

Mexico Operations
Net sales of our Mexico operations in the second quarter of 2015 increased $16.8 million, or 13 percent, to $142.2 million from $125.4 million in the comparable period a year ago. The sales increase reflects higher unit shipments largely attributable to the shift of production from the closed Rogers production facility to lower cost Mexico facilities and an increase in average selling prices of our wheels. Unit shipments increased 11 percent in the second quarter of 2015, contributing $13.2 million to the revenue increase. The average unit selling price increased 2 percent due to an increase in the value of the aluminum component of sales, which we generally pass through to our customers, partially offset by an unfavorable change in the mix of wheel sizes and finishes sold. The increase in aluminum value increased sales by approximately $4.3 million in the second quarter of 2015 when compared to the second quarter of 2014.

During the first half of 2015, net sales of our Mexico operations increased $28.1 million, or 11 percent, to $272.3 million from $244.3 million in the comparable period a year ago, reflecting an increase in average selling prices of our wheels, in addition to an increase in unit shipments. The average unit selling price increased 4 percent due to an increase in the value of the aluminum component of sales, which we generally pass through to our customers and an unfavorable change in the mix of wheel sizes and finishes sold. The increase in aluminum value increased revenues by approximately $15.2 million in the first half of 2015 when compared to the first half of 2014. Unit shipments increased 7 percent in the first half of 2015, due to the closure of the Rogers facility and reallocation of production volume to Mexico. The higher volume resulted in a $17.8 million revenue increase.

Customer Comparisons
As reported by industry publications, North American production of passenger cars and light trucks in the second quarter of 2015 was up approximately 3 percent compared to the same quarter in the previous year, while our unit wheel shipments decreased 9 percent for the comparable period. The overall increase in North American light vehicle production included a 2 percent increase in the light-duty truck category and a 4 percent increase for passenger cars. Comparing the same time periods for Superior, our shipments of passenger car wheels increased 6 percent and light-duty truck wheels decreased 14 percent.

OEM unit shipment composition by customer was as follows:

	Thirteen Weeks Ended
	June 28, 2015	June 29, 2014
Ford	46%	43%
General Motors	23%	24%
Toyota	14%	11%
FCA	6%	10%
International customers (excluding Toyota)	11%	12%
Total	100%	100%

At the customer level, unit shipments to Ford in the second quarter of 2015 decreased 3 percent compared to the second quarter last year, as passenger car wheel shipments increased 44 percent and light-duty truck wheels decreased 15 percent. At the program level, the major unit shipment decreases were for the Edge, Expedition, Flex and Mustang, partially offset by unit shipment increases for the Focus, Fusion, Taurus and Fiesta.

Shipments to GM in the second quarter of 2015 declined 13 percent compared to the second quarter of 2014, as passenger car wheel shipments decreased 56 percent and light-duty truck wheel shipments decreased 9 percent. The major unit shipment decreases to GM were for the K2XX platform, Cadillac SRX and Chevrolet Volt.

Shipments to Toyota in the second quarter of 2015 increased 14 percent compared to the second quarter last year, as shipments of passenger car wheels increased 9 percent and light-duty truck wheels increased 17 percent. The major unit shipment increases were for the Highlander and Camry. These increases were partially offset by unit shipment decreases for the Avalon.

Shipments to FCA in the second quarter of 2015 declined 48 percent compared to the second quarter last year, as shipments of passenger car wheels decreased 60 percent and shipments of light-duty truck wheels decreased 46 percent. The major unit shipment decreases to FCA was for the Chrysler Town & Country, where a significant decline in vehicle assembly rates occurred due to factory retooling. Shipments also were lower for the Dodge Challenger.

Shipments to international customers (excluding Toyota) in the second quarter of 2015 decreased 12 percent compared to the second quarter of 2014, as shipments of light-duty truck wheels decreased 13 percent and shipments of passenger car wheels decreased 11 percent. At the program level, the largest unit shipment decreases were Nissan's Maxima, Altima and Note, partially offset by unit shipment increases for the Mazda 2.

Cost of Sales
Aluminum, natural gas and other direct material costs are a significant component of our cost to manufacture wheels. These components of our costs of sales are substantially the same for all of our plants since many common suppliers service both our U.S. and Mexico operations. Consolidated cost of sales includes costs for both our U.S. and international operations and certain costs that are not allocated to a specific operation. These unallocated expenses include corporate services that are primarily incurred in the U.S. but are not charged directly to our world-wide operations, such as engineering services for wheel program development and manufacturing support, environmental and other governmental compliance services.

Consolidated cost of sales decreased $19.2 million to $164.0 million in the second quarter of 2015 or 89 percent of net sales, compared to $183.2 million, or 92 percent of net sales, in the second quarter of 2014. Cost of sales in 2015 primarily reflects a 9 percent decrease in unit shipments, the impact of the Rogers production facility closure and shift of production to other company facilities, partially offset by an increase in aluminum prices, which we generally pass through to our customers and $1.6 million of additional costs related to the Rogers facility closure discussed above. Direct material and subcontract costs decreased approximately $1.9 million to $106.5 million from $108.4 million in the second quarter of 2014, due to the reduction in unit volume. This was partially offset by an increase of approximately $7.6 million relating to aluminum price increases, which we generally pass through to our customers. The closure of the Rogers production facility and improved cost efficiencies associated with realigning wheel production to other company facilities had a favorable impact on the company’s cost structure. Plant labor and benefit costs totaled $22.3 million in the second quarter of 2015, a decrease of $8.8 million compared to the second quarter last year. Second quarter 2015 repair and maintenance costs decreased $1.8 million to $5.2 million and supply and small tool costs decreased $2.3 million to $4.4 million when compared to the second quarter of 2014. Additionally, electricity and natural gas costs decreased $3.5 million, when compared to the second quarter of 2014. Cost of sales associated with centralized services such as wheel program development engineering and manufacturing support services decreased $0.5 million in the second quarter of 2015 when compared to the 2014 period.

For the first half of 2015 our consolidated cost of sales decreased $24.5 million to $326.5 million in the first half of 2015 or 91 percent of net sales, compared to $351.0 million, or 92 percent of net sales, in the first half of 2014. Cost of sales in 2015 primarily reflects a 10 percent decrease in unit shipments and an increase in aluminum prices, which we generally pass through to our customers. Direct material and subcontract costs increased approximately $4.2 million to $209.8 million from $205.6 million in the first half of 2014. The change in direct material costs includes an increase of approximately $23.9 million due to aluminum price increases, which we generally pass through to our customers. Sub-contractor costs decreased $5.6 million. Compared to the first half of 2014, supply and small tool costs decreased $3.2 million to $9.0 million and repair and maintenance costs decreased $3.5 million to $10.2 million, in the first half of 2015 and utility related costs declined $6.7 million. Plant labor and benefit costs were $45.5 million in the first half of 2015, a decrease of $15.2 million compared to the first half last year. Cost of sales associated with corporate services such as engineering support for wheel program development and manufacturing support decreased $0.5 million in the first half of 2015 when compared to the 2014 period. The improvements were reflective of several items including reduction of headcount in reaction to the unit volume decline, as well as the reallocation of production from the closed Rogers plant to other facilities in Mexico. The lower production levels, however, had an unfavorable impact on cost of sales from lower absorption of fixed overhead costs in the first half of 2015, when compared to the comparable period last year.

Included below are the major items that impacted cost of sales for our U.S. and Mexico operations during the second quarter.

U.S. Operations
Cost of sales for our U.S. operations decreased by $27.9 million, or 39 percent, in the second quarter of 2015 as compared to the second quarter of 2014 and reflects a 45 percent decrease in unit shipments. The Rogers production facility closure and shift of wheel production to other company facilities, principally in Mexico, contributed significantly to the cost of sales decrease. The decrease was partially offset by a $1.9 increase in aluminum prices, which we generally pass through to our customers, and $1.6 million of additional costs related to the Rogers facility closure. Plant labor and benefit costs totaled $7.4 million in the second quarter of 2015, a decrease of $8.8 million or 55 percent compared to the second quarter last year. Repair and maintenance costs decreased $1.4 million to $1.7 million and supply and small tool costs decreased $1.7 million to $1.2 million when compared to the second quarter of 2014. Additionally, electricity and gas costs decreased $1.5 million or 50 percent, when compared to the second quarter of 2014.

For the first half of 2015, cost of sales for our U.S. operations decreased by $48.7 million, or 35 percent, when compared to the first half of 2014.  Lower cost of sales for our U.S. wheel plants in the 2015 period primarily reflects a 43 percent decrease in unit shipments, decreases in labor and other costs, partially offset by a $4.4 million increase in aluminum prices, which we generally pass on to our customers. When compared to the prior year, the first half of 2015 decline in plant labor and benefit costs was approximately $16.3 million, or 51 percent, primarily as a result of decreases in headcount associated with the closure of the Rogers facility, which represented $13.3 million of the total costs of sales decrease.

Mexico Operations
Cost of sales for our Mexico operations in the second quarter of 2015 increased by $10.0 million, or 10 percent, when compared to the second quarter of 2014. The 2015 increase primarily reflects an 11 percent increase in unit shipments associated with relocation of production from the closed Rogers facility, an approximate $5.2 million increase in aluminum prices which we generally pass through to our customers and costs associated with the continued production ramp-up at the company’s new wheel manufacturing plant in Mexico. During the second quarter of 2015, plant labor and benefit costs, in total, were comparable to the same period last year. Labor cost reductions resulting from improved efficiencies in established plants offset the labor cost increase due to the production ramp-up in the company's new manufacturing facility. Repair and maintenance costs decreased $0.3 million to $3.5 million and supply and small tool costs decreased $0.5 million to $3.2 million when compared to the second quarter of 2014. Additionally, electricity and gas costs decreased $1.9 million or 26 percent, when compared to the second quarter of 2014.

For the first half of 2015, cost of sales for our Mexico operations increased by $24.8 million, or 12 percent, when compared to the first half of 2014. The 2015 increase primarily reflects a 7 percent increase in unit shipments associated with reallocation of production from the closed Rogers facility, an approximate $18.5 million increase in aluminum prices which we generally pass through to our customers, as well as increased depreciation of $3.5 million and costs associated with the continued production ramp-up of the company’s new wheel manufacturing plant in Mexico. In the first half of 2015, plant labor and benefit costs increased $1.1 million to $29.5 million due to higher production and the ramp-up of the company’s new manufacturing facility. Repair and maintenance costs decreased $0.4 million to $7.2 million, supply and small tool costs decreased $0.4 million to $6.5 million and electricity and gas costs decreased $3.7 million or 26 percent, when compared to the same period of 2014.

Gross Profit

Consolidated gross profit increased $4.2 million for the second quarter of 2015 to $19.9 million, or 11 percent of net sales, compared to $15.7 million, or 8 percent of net sales, for the comparable period a year ago. The increase in gross profit was despite a 9 percent decline in unit sales volume, and reflects improved operating costs associated with the shut down of the Rogers facility, and transfer of production to our lower cost facilities in Mexico, as well as individually improved cost performance in our production facilities.

For the first half of 2015, consolidated gross profit decreased $0.3 million to $31.1 million, or 9 percent of net sales, compared to $31.4 million, or 8 percent of net sales, for the comparable period a year ago. Unit shipments decreased 10 percent in the first half of 2015, when compared to the comparable period last year. Largely offsetting the impact of the unit volume decline were improvements in the company’s cost structure associated with closure of the Rogers facility reallocation of production to the lower cost Mexico facilities, as well as individually improved cost performance in our production facilities.

The cost of aluminum is a component of our selling prices to OEM customers and a significant component of the overall cost of a wheel. The price for aluminum we purchase is adjusted monthly based primarily on changes in certain published market indices. Our selling prices are adjusted periodically based upon aluminum market price changes, but the timing of such adjustments is based on specific customer agreements and can vary from monthly to quarterly. Even if aluminum selling price adjustments were to perfectly match changes in aluminum purchase prices, an increasing aluminum price will result in a declining gross margin percentage - i.e., same gross profit dollars divided by increased sales dollars equals lower gross profit percentage. The opposite is true in periods during which the price of aluminum decreases. In addition, although our sales are continuously adjusted for aluminum price changes, these adjustments rarely will match exactly the changes in our aluminum purchase prices and cost of sales. As estimated by the company, the unfavorable impact on gross profit related to such differences in timing of aluminum adjustments was approximately $1.7 million in the second quarter of 2015 and $3.8 million for the first half of 2015, when compared to the comparable periods in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2015 increased $1.6 million to $8.9 million, or 5 percent of net sales, from $7.3 million, or 4 percent of net sales, for the comparable period in 2014. The increase primarily reflects increased outside legal and general consulting fees related partially to the current year proxy contest, higher employee termination costs and the favorable 2014 impact from collecting aged accounts receivable reserved for in prior periods under our standard accounting policy.

For the first half of 2015, selling, general and administrative expenses were $16.4 million, or 5 percent of net sales, compared to $15.2 million, or 4 percent of net sales for the comparable period last year. The increase for the first half of 2015 primarily reflects the items noted above in the second quarter comparison, partially offset by higher severance costs paid in the same period in 2014.

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

Consolidated income from operations was $11.0 million or 6 percent of sales in the second quarter of 2015, an increase of $2.6 million from operating income of $8.4 million, or 4 percent of net sales, in the comparable period in 2014. Income from our Mexican operations increased $6.3 million in the second quarter of 2015. For the second quarter of 2015, including the restructuring impact mentioned above, income from our U.S. operations decreased $3.8 million when compared to the second quarter of 2014. Unallocated corporate costs incurred during the second quarter of 2015 were $0.1 million lower than for the comparable period in 2014.

Consolidated income from operations decreased $1.4 million to $14.7 million, or 4 percent of net sales, in the first half of 2015 from $16.1 million, or 4 percent of net sales, in the comparable period in 2014.  Income from our Mexican operations increased

$2.7 million in the first half of 2015. Income from our U.S. operations decreased $3.7 million when comparing the first half of 2015 to the comparable period in 2014.  Unallocated corporate costs incurred during the first half of 2015 were $0.4 million higher than the comparable period in 2014.

Included below are the major items that impacted income from operations for our U.S. and Mexico operations during the first half of 2015.

U.S. Operations
Operating results from our U.S. operations in the second quarter of 2015 decreased $3.8 million when compared to the second quarter last year due to a 46 percent decline in unit volume, current year cost associated with the closure of the Rogers facility approximating $1.6 million and inefficiencies resulting from operating at a lower production level. Partially offsetting the current year income decline was a 3 percent increase in average selling price due to a higher pass-through price of aluminum and a more favorable mix of wheel sizes and finishes sold. The higher aluminum value increased revenues by approximately $1.3 million in 2015 when compared to 2014.

For the first half of 2014, operating results for our U.S. operations decreased $3.7 million when compared to the first half last year, due to a 42 percent decline in unit volume, current year cost associated with the closure of the Rogers facility and inefficiencies resulting from operating at a lower production level. The decline mirrors the decline in gross profit for the first half of 2015.

Mexico Operations
Income from our Mexico operations increased $6.3 million in the second quarter of 2015 as compared to the second quarter of 2014, mirroring the $6.8 million increase in gross profit. The increase resulted from an 11 percent increase in unit shipments, and improved cost performance, supplemented by the favorable impact on average selling prices due to a change in the mix of wheel sizes and finishes sold.

For the first half of 2015, income from our Mexico operations increased $2.7 million when compared to the first half of 2014.  Income from operations in 2014 reflects an increase in gross profit of $3.3 million, partially offset by the favorable 2014 impact from collecting aged accounts receivable reserved for in prior periods under our standard accounting policy.

U.S. versus Mexico Production

During the second quarter of 2015, wheels produced by our Mexico and U.S. operations accounted for 79 percent and 21 percent, respectively, of our total production. For the second quarter of 2014, wheels produced by our Mexico and U.S. operations accounted for 65 percent and 35 percent, respectively, of our total production. The shift of production to the Company’s Mexico facilities is largely attributable to the closure of the Rogers manufacturing facility and realignment of production to our Mexico facilities.

Interest Income, net and Other Income (Expense), net

Net interest income decreased $0.3 million in the second quarter of 2015 when compared to the second quarter of 2014.

Net other income (expense) was expense of $0.4 million in the second quarter of 2015, compared to expense of $0.1 million in the second quarter of 2014. Foreign exchange gains and (losses) included in other income (expense) net were exchange losses of $0.3 million in the second quarter of 2015, compared to exchange losses of $0.2 million in the second quarter of 2014.

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

The effect on deferred taxes of a change in tax rates is recognized in income in the period that the tax rate change is enacted. In assessing the likelihood of realization of deferred tax assets, we consider whether it is more likely than not that some portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income taxes when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, historical operating results, estimates of future earnings in different taxing jurisdictions and the expected timing of the reversals of temporary differences. We believe that the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. Our valuation allowances totaled $3.9 million as of December 28, 2014, and relates to state deferred tax assets for net operating loss and tax credit carryforwards that are not expected to be realized due to changes in tax law, and cessation of business in Kansas.

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

The provision for income taxes for the quarter ended June 28, 2015 was $4.2 million, which resulted in an effective income tax rate of 39 percent. For the six-month period ended June 28, 2015 the provision for income taxes was $3.4 million, which resulted in an effective income tax rate of 24 percent. The effective tax rate for the six-month period ended June 28, 2015 was lower than the statutory rate due to the release of certain liabilities related to uncertain tax positions as a result of the expiration of a statute of limitations, partially offset by non-deductible expenses, state income taxes (net of federal tax benefit) and interest and penalties on unrecognized tax benefits.

For the thirteen weeks ended June 29, 2014, the provision for income taxes was $3.6 million, which was an effective income tax rate of 42 percent. For the twenty-six weeks ended June 29, 2014 the provision for income taxes was $6.9 million, which was an effective tax rate of 41 percent. The effective tax rate was unfavorably affected by non-deductible expenses primarily resulting from recent tax law changes in Mexico, state income taxes (net of federal tax benefit) and interest and penalties on unrecognized tax benefits, partially offset by foreign income taxed at rates that are lower than the U. S. statutory rates.

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

Net Income

Net income in the second quarter of 2015 was $6.5 million, or $0.24 per diluted share, compared to net income in the second quarter of 2014 of $5.0 million, or $0.18 per diluted share. Net income in the first half of 2015 was $10.9 million, or $0.40 per diluted share, compared to net income in the first half of 2014 of $9.9 million, or $0.36 per diluted share.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity primarily include cash, cash equivalents and short-term investments and net cash provided by operating activities and, from time to time, other external sources of funds.  Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $199.4 million and 4.0:1, respectively, at June 28, 2015, versus $204.0 million and 3.8:1 at December 28, 2014.  We have no long-term debt.  As of June 28, 2015, our cash, cash equivalents and short-term investments totaled $58.5 million compared to $66.2 million at December 28, 2014.

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

During 2013 we announced our plans to build a new manufacturing facility in Mexico, in order to meet anticipated growth in demand for aluminum wheels in the North American market. In 2013, we entered into contracts for the construction of the new facility and for the purchase of equipment for the new facility. At June 28, 2015, the total cost of the facility was approximately $119.1 million. The new facility is operational and initial commercial production began in the first quarter of 2015.

Committed to enhancing shareholder value, in March 2013, our Board of Directors approved the 2013 Repurchase Program, authorizing the repurchase of up to $30.0 million of our common stock. Under the 2013 Repurchase Program we repurchased 1,510,759 shares of company stock at a cost of $30.0 million of which 1,089,560 shares were repurchased for $21.8 million in 2014. In October 2014, our Board of Directors approved the 2014 Repurchase Program, authorizing the repurchase of up to $30.0 million of our common stock. Through June 28, 2015, we repurchased 394,713 shares of company stock at a cost of $7.6 million under the 2014 Repurchase Program.

On December 19, 2014, we entered into a senior secured credit agreement (the "Credit Agreement") with J.P. Morgan Securities LLC, JP Morgan Chase Bank, N.A. (“JPMCB”) and Wells Fargo Bank, National Association (together with JPMCB, the “Lenders”). The Credit Agreement consists of a senior secured revolving credit facility in an initial aggregate principal amount of $100.0 million (the “Facility”). In addition, the company is entitled to request, subject to certain terms and conditions and the agreement of the Lenders, an increase in the aggregate revolving commitments under the Facility or to obtain incremental term loans in an aggregate amount not to exceed $50.0 million, which are uncommitted to by any lender. The company intends to use the proceeds of the Facility to finance the working capital needs, and for the general corporate purposes of the company and its subsidiaries. At June 28, 2015, we had no borrowings under the Facility.

The following table presents a summary of the net decrease in cash and cash equivalents in the periods presented:

(Dollars in thousands)	Twenty-six Weeks Ended
	June 28, 2015	June 29, 2014	Change
Net cash provided by operating activities	$25,208	$1,541	$23,667
Net cash used in investing activities	(18,662)	(54,962)	36,300
Net cash used in financing activities	(10,646)	(19,258)	8,612
Effect of exchange rate changes on cash	(1,010)	75	(1,085)
Net decrease in cash and cash equivalents	$(5,110)	$(72,604)	$67,494

Operating Activities

Net cash provided by operating activities was $25.2 million for the twenty-six week period ended June 28, 2015, compared to $1.5 million for the comparable period a year ago.  Compared to the first half of 2014, the $23.7 million increase in cash from operating activities resulted primarily from a $22.3 million, $6.1 million and $3.8 million favorable fluctuation in accounts receivable, inventory and accounts payable when compared to the same period in 2014, which was partially offset by negative fluctuations in tax reserve changes, income taxes and other liabilities.

Investing Activities

Our principal investing activities during the twenty-six week period ended June 28, 2015 included the funding of $23.3 million of capital expenditures, which was partially offset by the sale of an idle warehousing facility in Memphis, Tennessee, and the sale of short term investments of $2.6 million. Investing activities during the twenty-six week period ended June 29, 2014 included the funding of $55.5 million of capital expenditures primarily related to our new wheel plant in Mexico, and the purchase of $2.8 million of certificates of deposit, offset by the receipt of $2.8 million cash proceeds from maturing certificates of deposit and $0.4 million cash proceeds from a life insurance policy.

Financing Activities

Financing activities during the twenty-six week period ended June 28, 2015 consisted of the payment of cash dividends on our common stock totaling $9.6 million and the repurchase of our common stock for cash totaling $7.5 million, partially offset by receipt of cash proceeds from the exercise of stock options totaling $6.5 million. Financing activities during the twenty-six week period ended June 29, 2014 consisted of the payment of cash dividends on our common stock totaling $9.8 million and the repurchase of our common stock for cash totaling $13.0 million, partially offset by receipt of cash proceeds from the exercise of stock options totaling $3.5 million.

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

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net Sales	$183,940	$198,966	$357,669	$382,356
Less: Aluminum value	(84,177)	(86,395)	(167,708)	(163,747)
Pass-through outsourcing costs charged to customers	(11,544)	(12,842)	(20,065)	(25,008)
Value added sales	$88,219	$99,729	$169,896	$193,601

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

The following table reconciles our net income, the most directly comparable GAAP financial measure, to our Adjusted EBITDA:

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net income	$6,534	$5,039	$10,868	$9,861
Interest income, net	(57)	(311)	(142)	(660)
Provision for income taxes	4,200	3,623	3,439	6,860
Depreciation	8,497	7,334	17,024	14,395
Restructuring charges (excluding accelerated depreciation)	1,133	—	2,488	—
Adjusted EBITDA	$20,307	$15,685	$33,677	$30,456
Adjusted EBITDA as a percentage of net sales	11.0%	7.9%	9.4%	8.0%
Adjusted EBITDA as a percentage of value added sales	23.0%	15.7%	19.8%	15.7%

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") entitled “Revenue from Contracts with Customers.” The ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In April 2015, the FASB proposed a one-year deferral of the effective date. Under the proposal, the standard would be required to be adopted by public business entities in annual periods beginning on or after December 15, 2017. The FASB also proposed to permit early adoption at the original effective date. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In June 2014, the FASB issued an ASU entitled "Compensation - Stock Compensation." The ASU provides guidance on when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance becomes effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted.  We are currently evaluating the impact this guidance will have on our financial position and results of operations.

In January 2015, the FASB issued an ASU entitled “Income Statement - Extraordinary and Unusual Items.” The ASU requires that an entity simplify Income Statement presentation by eliminating the concept of "Extraordinary Items". The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In February 2015, the FASB issued an ASU entitled “Consolidation.” The ASU includes amendments to the consolidation analysis which are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption, including adoption in interim periods, is permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In April 2015, the FASB issued an ASU entitled “Interest - Imputation of Interest.” The ASU requires that an entity simplify the presentation of debt issuance costs, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is allowed for all entities for financial statements that have not been previously issued. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In April 2015, the FASB issued an ASU entitled “Compensation - Retired Benefits.” The ASU provides practical expedients for the measurement date of an employer's defined benefit obligation and plan assets. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, early adoption is permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In June 2015, the FASB issued an ASU entitled “Technical Corrections and Improvements.” The ASU provides changes to clarify the ASC, correct unintended application of guidance, and make minor improvements to the ASC. The amendments in this ASU that require transition guidance are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this update. We are evaluating the impact this guidance will have on our financial position and statement of operations.

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

•
A grant of a number of shares of company common stock equal to the Black-Scholes value of an annual award of 120,000 stock options divided by the company's closing stock price on the separation date (See PART I - Financial Information, Item 1. Financial Statements, Note 18 - Stock-Based Compensation), and

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican peso, the value of which decreased four percent in relation to the U.S. dollar in the first half of 2015.  Foreign currency transaction losses totaled $0.5 million in the first half of 2015 and were immaterial during the first half of 2014.  All transaction gains and losses are included in other income (expense) in the condensed consolidated statements of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at June 28, 2015 of $76.5 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income (loss).

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments in place for the delivery of natural gas through 2015. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, we expected to take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments in effect as of June 28, 2015 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

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

At June 28, 2015 the fair value liability of foreign currency exchange derivatives was $9.2 million. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would be $9.8 million at June 28, 2015.

During the first half of 2015, the Mexican peso to U.S. dollar exchange rate averaged 15.12 pesos to $1.00. Based on the balance sheet at June 28, 2015 the value of net assets for our operations in Mexico was 1,707 million pesos. Accordingly, a 10 percent change in the relationship between the peso and the U.S. dollar may result in a translation impact of between $10.3 million and $12.5 million, which would be recognized in other comprehensive income (loss).

Our business requires us to settle transactions between currencies in both directions - i.e., peso to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” For the first half of 2015, we had a $0.5 million net foreign exchange transaction loss related to the peso. Based on the current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances. As discussed above, while changes in the terms of the contracts with our customers will be creating an imbalance between currencies that we are hedging with foreign currency forward contracts, there can be no assurances that our hedging program will effectively offset the impact of the imbalance between currencies or that the net transaction balance will not change significantly in the future.

Natural Gas Purchase Commitments.  When market conditions warrant, we enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as natural gas. However, we do not enter into derivatives or other financial instrument transactions for speculative purposes. At June 28, 2015, we had several purchase commitments in place for the delivery of natural gas through 2015 for a total cost of $0.5 million. These fixed price natural gas contracts may expose us to higher costs that cannot be recouped in selling prices in the event that the market price of natural gas declines below the contract price.  As of June 28, 2015, we have fixed price natural gas purchase agreements for deliveries through 2015 that represent approximately 5 percent of our estimated natural gas consumption through 2015.

Also see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our 2014 Annual Report on Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management” in this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 28, 2015.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended June 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the second quarter of 2015, there were no sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 27, 2013, our Board of Directors approved the 2013 Repurchase Program, authorizing the repurchase of up to $30.0 million of our common stock. Through September 28, 2014, we repurchased and retired 1,510,759 shares under the 2013 Repurchase Program at a total cost of $30.0 million.

In October 2014, our Board of Directors approved the 2014 Repurchase Program, authorizing the repurchase of up to $30.0 million of our common stock. Under the 2014 Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. Currently, we expect to fund the repurchases through available cash, although use of the senior secured revolving credit facility will be evaluated in the context of total capital needs. The timing and extent of the repurchases under the 2014 Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion. Through June 28, 2015, we repurchased and retired 394,713 shares under the 2014 Repurchase Program at a total cost of $7.6 million.

The following table provides common stock repurchases made by or on behalf of the company during the three months ended June 28, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
(Thousands of dollars, except per share amounts)
March 30, 2015 - April 26, 2015	145,076	$19.22	145,076
April 27, 2015 - May 24, 2015	78,820	$18.95	78,820
May 25, 2015 - June 28, 2015	62,070	$19.27	62,070
Total	285,966		285,966	$22,453

Item 6.  Exhibits

2.1
Agreement and Plan of Merger of Superior Industries International, Inc., a Delaware corporation (Incorporated by reference to Exhibit 2.1 to the Registrants Current Report on Form 8-K filed May 21, 2015).

3.1	Superior Industries International, Inc. Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrants Current Report on Form 8-K filed May 21, 2015).
3.2	Bylaws of Superior Industries International, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrants Current Report on Form 8-K filed May 21, 2015).
4.1	Form of Superior Industries International, Inc.’s Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrants Current Report on Form 8-K filed May 21, 2015).
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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date:	August 6, 2015	/s/ Donald J. Stebbins
Donald J. Stebbins Chief Executive Officer and President

Date:	August 6, 2015	/s/ Kerry A. Shiba
Kerry A. Shiba Executive Vice President and Chief Financial Officer