Form 10-Q
period 2015-09-27
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2015-11-04
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015

Commission file number: 1-6615

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-2594729
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

26600 Telegraph Road, Suite 400
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
Yes  ☐    No  ☑

Number of shares of common stock outstanding as of October 29, 2015: 26,292,409

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
NET SALES	$175,656	$176,419	$533,325	$558,775
Cost of sales:
Cost of sales	158,004	164,939	481,093	515,927
Restructuring costs (Note 3)	1,168	4,162	4,606	4,162
	159,172	169,101	485,699	520,089
GROSS PROFIT	16,484	7,318	47,626	38,686
Selling, general and administrative expenses	8,425	9,955	24,858	25,176
INCOME (LOSS) FROM OPERATIONS	8,059	(2,637)	22,768	13,510
Interest (expense) income, net	(55)	233	87	893
Other expense, net	(389)	(336)	(933)	(422)
INCOME (LOSS) BEFORE INCOME TAXES	7,615	(2,740)	21,922	13,981
Income tax (provision) benefit	(2,669)	321	(6,108)	(6,539)
NET INCOME (LOSS)	$4,946	$(2,419)	$15,814	$7,442
INCOME (LOSS) PER SHARE - BASIC	$0.19	$(0.09)	$0.59	$0.28
INCOME (LOSS) PER SHARE - DILUTED	$0.19	$(0.09)	$0.59	$0.27
DIVIDENDS DECLARED PER SHARE	$0.18	$0.18	$0.54	$0.54

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014

Net income (loss)	$4,946	$(2,419)	$15,814	$7,442
Other comprehensive (loss) income, net of tax:
Foreign currency translation loss, net of tax	(9,098)	(3,837)	(15,134)	(3,419)
Change in unrecognized (losses) gains on derivative instruments:
Unrealized hedging losses, net of tax	(6,826)	—	(9,844)	—
Reclassification of realized losses to net income, net of tax	1,935	—	4,144	—
Change in unrecognized losses on derivative instruments, net of tax	(4,891)	—	(5,700)	—
Defined benefit pension plan:
Amortization of amounts resulting from changes in actuarial assumptions	134	30	402	89
Tax provision	(51)	(11)	(151)	(33)
Pension changes, net of tax	83	19	251	56
Other comprehensive loss, net of tax	(13,906)	(3,818)	(20,583)	(3,363)
Comprehensive (loss) income	$(8,960)	$(6,237)	$(4,769)	$4,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	September 27, 2015	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$49,948	$62,451
Short term investments	950	3,750
Accounts receivable, net	118,954	102,493
Inventories	61,822	74,677
Income taxes receivable	2,663	3,740
Deferred income taxes, net	9,571	9,897
Other current assets	15,264	19,003
Total current assets	259,172	276,011
Property, plant and equipment, net	239,803	255,035
Investment in unconsolidated affiliate	2,000	2,000
Non-current deferred income taxes, net	17,481	17,852
Non-current assets	30,404	29,012
Total assets	$548,860	$579,910

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,228	$23,938
Accrued expenses	44,117	48,024
Total current liabilities	70,345	71,962

Non-current income tax liabilities	8,229	13,621
Non-current deferred income tax liabilities, net	13,951	15,122
Other non-current liabilities	43,079	40,199
Commitments and contingencies (Note 17)	—	—
Shareholders' equity:
Preferred stock, $0.01 par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, $0.01 par value
Authorized - 100,000,000 shares
Issued and outstanding - 26,386,913 shares
(26,730,247 shares at December 28, 2014)	86,848	81,473
Accumulated other comprehensive loss	(102,008)	(81,425)
Retained earnings	428,416	438,958
Total shareholders' equity	413,256	439,006
Total liabilities and shareholders' equity	$548,860	$579,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	September 27, 2015	September 28, 2014
NET CASH PROVIDED BY OPERATING ACTIVITIES	$39,205	$5,693

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(32,629)	(92,043)
Proceeds from life insurance policy	278	352
Proceeds from sales and maturities of investments	3,750	3,750
Purchase of investments	(950)	(3,750)
Proceeds from sale of property, plant and equipment	1,815	1,973
Premiums paid for life insurance	(333)	(340)
Other	37	158
NET CASH USED IN INVESTING ACTIVITIES	(28,032)	(89,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(14,371)	(14,605)
Cash paid for common stock repurchase	(14,374)	(21,790)
Proceeds from exercise of stock options	7,265	5,568
Excess tax benefits from exercise of stock options	—	47
NET CASH USED IN FINANCING ACTIVITIES	(21,480)	(30,780)

Effect of exchange rate changes on cash	(2,196)	(1,181)

Net decrease in cash and cash equivalents	(12,503)	(116,168)

Cash and cash equivalents at the beginning of the period	62,451	199,301

Cash and cash equivalents at the end of the period	$49,948	$83,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains/Losses on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
Balance at December 28, 2014	26,730,247	$81,473	$(4,765)	$(5,186)	$(71,474)	$438,958	$439,006
Net income						15,814	15,814
Change in gains/losses on derivative instruments, net of tax			(5,700)	—	—	—	(5,700)
Change in employee benefit plans, net of taxes				251	—	—	251
Net foreign currency translation adjustment				—	(15,134)	—	(15,134)
Stock options exercised	420,142	7,265		—	—	—	7,265
Restricted stock awards granted, net of forfeitures	6,455	—		—	—	—	—
Stock-based compensation expense	—	2,059		—	—	—	2,059
Tax impact of stock options	—	(1,464)		—	—	—	(1,464)
Common stock repurchased	(769,931)	(2,485)		—	—	(11,889)	(14,374)
Cash dividends declared ($0.54 per share)	—	—		—	—	(14,467)	(14,467)
Balance at September 27, 2015	26,386,913	$86,848	$(10,465)	$(4,935)	$(86,608)	$428,416	$413,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Notes to Condensed Consolidated Financial Statements
September 27, 2015
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

Ford Motor Company ("Ford"), General Motors Company ("GM") and Toyota Motor Company ("Toyota") were our customers individually accounting for more than 10 percent of our consolidated sales in the first three quarters of 2015 and together represented approximately 83 percent of our total sales during the first three quarters of 2015. Additionally, Fiat Chrysler Automotive N.V. ("FCA") individually accounted for more than 10 percent of our consolidated sales during the first three quarters of 2014 and together with Ford, GM and Toyota represented approximately 90 percent of our total sales during the first three quarters of 2014. We also manufacture aluminum wheels for BMW, Mazda, Nissan, Subaru, Tesla and Volkswagen.  The loss of all or a substantial portion of our sales to Ford, GM or Toyota would have a significant adverse impact on our operating results and financial condition. This risk is partially mitigated by our long-term relationships with these OEM customers and our supply arrangements, which are generally for multi-year periods.

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

We use a 4-4-5 convention for our fiscal quarters, which are thirteen week periods generally ending on the last Sunday of each calendar quarter.  We refer to these thirteen week fiscal periods as “quarters” throughout this report.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and, in our opinion, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended September 27, 2015 and September 28, 2014, (ii) the condensed consolidated statements of comprehensive (loss) income for the thirteen and thirty-nine week periods ended September 27, 2015 and September 28, 2014, (iii) the condensed consolidated balance sheets at September 27, 2015 and December 28, 2014, (iv) the condensed consolidated statements of cash flows for the thirty-nine week periods ended September 27, 2015 and September 28, 2014, and (v) the condensed consolidated statement of shareholders’ equity for the thirty-nine week period ended September 27, 2015. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP.  The condensed consolidated balance sheet as of December 28, 2014, included in this report, was derived from our 2014 audited financial statements, but does not include all disclosures required by U.S. GAAP.

New Accounting Pronouncements

In May 2014, the FASB issued an Accounting Standards Update ("ASU') entitled “Revenue from Contracts with Customers.” The ASU requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB approved a one-year deferral of the effective date. Under the standard it is required to be adopted by public business entities in annual periods beginning on or after December 15, 2017. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In June 2014, the FASB issued an ASU entitled "Compensation - Stock Compensation." The ASU provides guidance on when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance becomes effective for annual reporting periods beginning after December 15, 2015, and early adoption is permitted.  We are currently evaluating the impact this guidance will have on our financial position and results of operations.

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

In April 2015, the FASB issued an ASU entitled “Interest - Imputation of Interest.” The ASU requires that an entity simplify the presentation of debt issuance costs. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is allowed for all entities for financial statements that have not been previously issued. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In April 2015, the FASB issued an ASU entitled “Compensation - Retired Benefits.” The ASU provides practical expedients for the measurement date of an employer's defined benefit obligation and plan assets. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

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

In July 2015, the FASB issued an ASU entitled “Simplifying the Measurement of Inventory.” The ASU replaces the current lower of cost or market test with a lower of cost or net realizable value test when cost is determined on a first-in, first-out or average cost basis. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods therein. It is to be applied prospectively and early adoption is permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

Note 3 – Restructuring

During the second half of 2014, we completed a review of initiatives to reduce costs and enhance our competitive position. Based on this review, we committed to a plan to close operations at our Rogers, Arkansas manufacturing facility. During the fourth quarter of 2014 we shifted production to our other locations and closed operations at the Rogers facility. The closure resulted in a workforce reduction of approximately 500 employees. Additional restructuring actions taken in 2014 included a reduction in our Mexico workforce and the sale of one of the company’s aircraft. In 2015, the company continued its efforts to reduce costs by further reducing our labor costs in the U.S., completing the final sale of our remaining aircraft and selling an idle warehousing facility in West Memphis, Arkansas. The results for the first nine months of 2015 reflect $4.6 million of additional costs charged to cost of sales due to the closure of our Rogers facility, charges totaling $0.2 million in SG&A for the write-down of the carrying value of the aircraft we sold in February 2015 and a $0.5 million gain on the sale of the idle warehousing facility located in West Memphis, Arkansas. Additional expenses related to the Rogers facility fixed assets and other closing costs are expected to continue throughout 2015.

The total cost expected to be incurred as a result of the Rogers facility closure is $14.0 million, of which $5.9 million is expected to be paid in cash. As of September 27, 2015, estimated remaining cash payments total $0.4 million.

The following table summarizes the Rogers, Arkansas plant closure costs and classification in the condensed consolidated statements of operations as of September 27, 2015:

(Dollars in thousands)	Costs Incurred Through December 28, 2014	Costs Incurred During the Thirty-nine Week Period Ended September 27, 2015	Costs Remaining	Total Expected Costs	Classification
Depreciation of assets to be abandoned and depreciation on idled assets	$5,365	$1,366	$808	$7,539	Cost of sales, Restructuring costs
One-time severance costs	1,897	195	—	2,092	Cost of sales, Restructuring costs
Equipment removal, inventory write-down, lease termination and other costs	1,167	3,045	204	4,416	Cost of sales, Restructuring costs
	$8,429	$4,606	$1,012	$14,047

Changes in the accrued expenses related to restructuring liabilities during the thirty-nine weeks ended September 27, 2015 are summarized as follows:

(Dollars in thousands)

Balance December 29, 2013	$—
Restructuring accruals	1,897
Cash payments	(1,682)
Balance December 28, 2014	215
Restructuring accruals	2,427
Cash payments	(2,606)
Balance September 27, 2015	$36

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

Investment in Unconsolidated Affiliate
In October 2014, a typhoon caused significant damage to the facilities and operations of Synergies Castings Limited ("Synergies"), a private aluminum wheel manufacturer based in Visakhapatnam, India, a company in which we hold an investment carried on the cost method of accounting (see Note 11 - Investment in Unconsolidated Affiliate). In the fourth quarter of 2014 we tested the $4.5 million carrying value of our investment in Synergies for impairment. Based on our evaluation, we determined there was an other-than-temporary impairment and wrote the investment down to its estimated fair value of $2.0 million, with the $2.5 million loss recognized in income. The valuation was based on an income approach using current financial forecast data and rates and assumptions market participants would use in pricing the investment using level 3 inputs. The investment in Synergies is $2.0 million as of September 27, 2015.

The following table categorizes items measured at fair value, on a recurring basis, at September 27, 2015:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
September 27, 2015	Total	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$950	$—	$950	$—
Derivative contracts	201	—	201	—
Total	$1,151	$—	$1,151	$—

Liabilities
Derivative contracts	$16,877	$—	$16,877	$—
Total	$16,877	$—	$16,877	$—

The following table categorizes items measured at fair value, on a recurring and nonrecurring basis at December 28, 2014:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
December 28, 2014	Total	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$3,750	$—	$3,750	$—
Investment in unconsolidated affiliate	2,000	—	—	2,000
Total	$5,750	$—	$3,750	$2,000

Liabilities
Derivative contracts	$7,552	$—	$7,552	$—
Total	$7,552	$—	$7,552	$—

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

To help protect gross margins from fluctuations in foreign currency exchange rates, certain of our subsidiaries whose functional currency is the U.S. dollar hedge a portion of forecasted foreign currency costs. Generally, we may hedge portions of our forecasted foreign currency exposure associated with costs, for up to approximately 40 months.

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

Deferred gains and losses associated with cash flow hedges of foreign currency costs are recognized as a component of cost of sales in the same period as the related cost is recognized. Our foreign currency transactions hedged with cash flow hedges as of September 27, 2015, are expected to occur monthly through December 2018.

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

We had no gains or losses recognized in other income and expense for foreign currency forward and option contracts not designated as hedging instruments during the thirteen week period ended September 27, 2015 or the year ended December 28, 2014.

The following table displays the fair value of derivatives by balance sheet line item:

	September 27, 2015			December 28, 2014
(Dollars in thousands)	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities	Accrued Liabilities	Other Non-current Liabilities
Foreign exchange forward contracts and collars designated as hedging instruments	$201	$(10,445)	$(6,432)	$(5,598)	$(1,954)
Total derivative instruments	$201	$(10,445)	$(6,432)	$(5,598)	$(1,954)

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	September 27, 2015			December 28, 2014
(Dollars in thousands)	Local Currency Notional Amount	U.S. Dollar Notional Amount	Fair Value	Local Currency Notional Amount	U.S. Dollar Notional Amount	Fair Value
Mexico Pesos (Collars) (1)	$131,500	$780	$(591)	$—	$—	$—
Mexico Pesos (Forwards)	2,503,415	157,518	(16,085)	1,620,386	115,442	(7,552)
Total derivative financial instruments	$2,634,915	$158,298	$(16,676)	$1,620,386	$115,442	$(7,552)

(1) The collars include Mexico peso call options with a notional amount of MXN 131.5 million and Mexico peso put options with a notional amount of MXN 131.5 million, as of September 27, 2015.

Notional amounts are presented on a gross basis. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates, or commodity volumes and prices. The hedging contracts mature monthly through December 2018.

The following table provides the impact of derivative instruments designated as cash flow hedges on our consolidated income statement:

Thirty-nine Week Period Ended September 27, 2015	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Thousands of dollars)
Foreign exchange forward contracts and collars	$(15,753)	$(6,630)	$—
Total	$(15,753)	$(6,630)	$—

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

(Dollars in thousands)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Net sales:	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
U.S.	$41,935	$58,569	$127,431	$196,637
Mexico	133,721	117,850	405,894	362,138
Consolidated net sales	$175,656	$176,419	$533,325	$558,775

Property, plant and equipment, net:			September 27, 2015	December 28, 2014
U.S.			$48,806	$55,120
Mexico			190,997	199,915
Consolidated property, plant and equipment, net			$239,803	$255,035

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

Restricted Deposits

We purchase certificates of deposit with maturity dates that expire within twelve months that are used to directly secure or collateralize letters of credit securing our workers’ compensation obligations.  At September 27, 2015 and December 28, 2014, certificates of deposit totaling $1.0 million and $3.8 million, respectively were restricted in use and were classified as short-term investments on our condensed consolidated balance sheets.

Note 8 – Accounts Receivable

(Dollars in thousands)
	September 27, 2015	December 28, 2014
Trade receivables	$110,747	$96,177
Other receivables	8,865	6,830
	119,612	103,007
Allowance for doubtful accounts	(658)	(514)
Accounts receivable, net	$118,954	$102,493

Note 9 – Inventories

(Dollars in thousands)
	September 27, 2015	December 28, 2014
Raw materials	$14,462	$19,427
Work in process	31,132	30,797
Finished goods	16,228	24,453
Inventories	$61,822	$74,677

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $6.4 million and $6.4 million at September 27, 2015 and December 28, 2014, respectively. Included in raw materials was supplies inventory totaling $8.6 million and $8.8 million on September 27, 2015 and December 28, 2014, respectively.

Note 10 – Property, Plant and Equipment

(Dollars in thousands)
	September 27, 2015	December 28, 2014
Land and buildings	$73,699	$91,209
Machinery and equipment	481,271	447,880
Leasehold improvements and others	5,253	6,865
Construction in progress	23,831	59,600
	584,054	605,554
Accumulated depreciation	(344,251)	(350,519)
Property, plant and equipment, net	$239,803	$255,035

Construction in progress includes $7.1 million and $47.8 million of costs related to our new wheel plant under construction in Mexico, at September 27, 2015 and December 28, 2014, respectively. The majority of the manufacturing lines for the new plant were put into operation in 2015. Depreciation expense was $25.7 million and $25.9 million for the thirty-nine weeks ended September 27, 2015 and September 28, 2014, respectively. Depreciation expense for the thirty-nine weeks ended September 28, 2014 includes $3.1 million of additional charges for depreciation accelerated due to shorter useful lives for assets abandoned when operations ceased at our Rogers facility and $1.0 million of additional charges to reduce the carrying value of an aircraft (see Note 3 - Restructuring).

Note 11 – Investment in Unconsolidated Affiliate

On June 28, 2010, we executed a share subscription agreement with Synergies, a private aluminum wheel manufacturer based in Visakhapatnam, India, providing for our acquisition of a minority interest in Synergies. As of September 27, 2015, the total cash investment in Synergies amounted to $4.5 million, representing 12.6% of the outstanding equity shares of Synergies. Our Synergies investment is accounted for using the cost method. During 2011, a group of existing equity holders, including the company, made a loan of $1.5 million to Synergies for working capital needs. The company's share of this unsecured advance was $0.5 million. The remaining principal balance of the unsecured advance was paid in full during the first quarter of 2015.

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

Note 12 – Preproduction Costs Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products manufactured for our customers under long-term supply agreements. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight-line basis. Also, we defer any reimbursements made to us by our customers and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Recognized deferred tooling revenues included in net sales in the condensed consolidated statements of operations totaled $1.3 million and $2.0 million for the thirteen weeks ended September 27, 2015 and

September 28, 2014, respectively, and $4.5 million and $6.1 million for the thirty-nine weeks ended September 27, 2015 and September 28, 2014, respectively. The following table summarizes the unamortized customer-owned tooling costs included in our non-current assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities.

(Dollars in Thousands)	September 27, 2015	December 28, 2014
Unamortized Preproduction Costs
Preproduction costs	$70,932	$65,621
Accumulated amortization	(57,571)	(53,408)
Net preproduction costs	$13,361	$12,213

Deferred Tooling Revenues
Accrued expenses	$3,183	$4,833
Other non-current liabilities	1,397	2,449
Total deferred tooling revenues	$4,580	$7,282
Note 13 – Income Per Share

In accordance with U.S. GAAP, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted income per share includes the dilutive effect of outstanding stock options calculated using the treasury stock method.

The computation of diluted income per share does not include stock option awards that were outstanding and anti-dilutive (i.e., including such awards would result in higher income per share), since the exercise prices of these awards exceeded the average market price of the company’s common stock during the respective periods.  For the thirteen and thirty-nine week periods ended September 27, 2015 there were 0.2 million and 0.2 million shares issuable under outstanding stock options excluded from the computations, respectively. For the thirteen and thirty-nine week periods ended September 28, 2014, there were 2.0 million and 0.9 million shares issuable under outstanding stock options excluded from the computations, respectively.  In addition, the performance shares discussed in Note 18 - Stock Based Compensation, are not included in the diluted income per share because the performance metrics had not been met as of September 27, 2015. Summarized below are the calculations of basic and diluted income per share.

(In thousands, except per share amounts)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Basic Income (Loss) Per Share:
Reported net income (loss)	$4,946	$(2,419)	$15,814	$7,442
Basic income (loss) per share	$0.19	$(0.09)	$0.59	$0.28
Weighted average shares outstanding - Basic	26,557	26,652	26,708	26,991

Diluted Income (Loss) Per Share:
Reported net income (loss)	$4,946	$(2,419)	$15,814	$7,442
Diluted income (loss) per share	$0.19	$(0.09)	$0.59	$0.27
Weighted average shares outstanding	26,557	26,652	26,708	26,991
Weighted average dilutive stock options	27	—	37	137
Weighted average shares outstanding - Diluted	26,584	26,652	26,745	27,128

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

We record uncertain tax positions in accordance with U.S. GAAP on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. If a position does not meet the more-likely-than-not threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the more-likely-than-not standard is met, the issue is resolved with the taxing authority, or the statute of limitations expires. Positions previously recognized are derecognized when we subsequently determine the position no longer is more-likely-than-not to be sustained. Evaluation of tax positions, their technical merits, and measurements using cumulative probability are highly subjective management estimates. Actual results could differ materially from these estimates.

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

The provision for income taxes for the thirteen weeks ended September 27, 2015 was $2.7 million, which resulted in an effective income tax rate of 35 percent. For the thirty-nine weeks ended September 27, 2015 the provision for income taxes was $6.1 million, which resulted in an effective income tax rate of 28 percent. The effective tax rate for the thirty-nine weeks ended September 27, 2015 was lower than the statutory rate due to the release of certain liabilities related to uncertain tax positions as a result of the expiration of a statute of limitations, partially offset by state income taxes (net of federal tax benefit) and interest and penalties on unrecognized tax benefits.

For the thirteen weeks ended September 28, 2014, the income tax benefit was $0.3 million, which was an effective income tax rate of 12 percent. For the thirty-nine weeks ended September 28, 2014 the provision for income taxes was $6.5 million, which was an effective income tax rate of 47 percent. The tax benefit for the thirteen weeks ended September 28, 2014 was lower than the benefit calculated using the U.S. federal statutory rate due to interest and penalties on unrecognized tax benefits and the write-down of a tax refund receivable, partially offset by the release of certain liabilities related to uncertain tax positions due to the expiration of a statute of limitations. The effective tax rate for the thirty-nine weeks ended September 28, 2014 was higher than the federal statutory rate as a result of non-deductible expenses primarily related to compensation deduction limitations and recent tax law changes in Mexico, interest and penalties on unrecognized tax benefits, the write-down of a tax refund receivable and state income taxes (net of federal tax benefit), partially offset by the release of a reserve due to the expiration of a statute of limitations and foreign income taxed at rates that are lower than the U. S. statutory rates.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Mexico, the Netherlands, India and the United States.  We are no longer open for examination by taxing authorities regarding any U.S. federal income tax returns for years before 2012 while the years open for examination under various state and local jurisdictions vary. We expect approximately $1.0 million of unrecognized tax benefits related to our U.S. and Mexico operations will be recognized in the twelve month period ending September 25, 2016 due to the expiration of certain statutes of limitations or due to settlement of uncertain tax positions.

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

For the thirty-nine weeks ended September 27, 2015, payments to retirees or their beneficiaries totaled approximately $1.3 million.  We presently anticipate benefit payments in 2015 to total approximately $2.5 million.  The following table summarizes the components of net periodic pension cost for the third quarter of 2015 and 2014.

(Dollars in thousands)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Service cost	$11	$21	$33	$346
Interest cost	307	293	923	879
Net amortization	134	30	401	89
Net periodic pension cost	$452	$344	$1,357	$1,314

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

The Credit Agreement expires on December 19, 2019 and borrowings under the Facility accrue interest at (i) a London interbank offered rate plus a margin of between 0.75 percent and 1.25 percent based on the total leverage ratio of Superior and its subsidiaries on a consolidated basis, (ii) a rate based on JPMCB’s prime rate plus a margin of between 0.00 percent and 0.25 percent based on the total leverage ratio of the company and its subsidiaries on a consolidated basis or (iii) a combination thereof. Commitment fees are 0.2 percent on the unused portion of the facility. The commitment fees are included as interest expense in our consolidated financial statements.

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

The Credit Agreement contains certain customary restrictive covenants, including, among others, financial covenants requiring the maintenance of a maximum total leverage ratio and a minimum fixed charge coverage ratio, and also includes, without limitation, covenants, in each case with certain exceptions and allowances, limiting the ability of the company and its subsidiaries to incur indebtedness, grant liens, make investments, dispose of assets, make certain restrictive payments, make optional payments and modifications of subordinated debt instruments, enter into certain transactions with affiliates, enter into swap agreements, make capital expenditures or make changes to its lines of business. At September 27, 2015, we were in compliance with all covenants contained in the Credit Agreement. At September 27, 2015, we had no borrowings under this facility.

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

In accordance with our corporate risk management policies, we may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our material foreign exchange exposures, for up to approximately 40 months. We do not use derivative contracts for trading, market-making, or speculative purposes. For additional information on our derivatives, see Note 5 - Derivative Financial Instruments.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments in place for the delivery of natural gas through 2015. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments that were in effect as of September 27, 2015 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

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

Note 18 – Stock-Based Compensation

2008 Equity Incentive Plan

Our 2008 Equity Incentive Plan (the "Plan") was amended and restated effective May 22, 2013 upon approval by our shareholders at our annual shareholders meeting. As amended, the plan authorizes us to issue up to 3.5 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants.  At September 27, 2015, there were 1.7 million shares available for future grants under this plan. No more than 600,000 shares may be used under the plan as “full value” awards, which include restricted stock and performance stock units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.  Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options and restricted shares granted under the plan generally require no less than a three year ratable vesting period.

During the first nine months of 2015 no stock options were granted, 420,142 stock options were exercised and 998,069 options were canceled.

During the third quarter of 2015, no restricted shares were granted. During the second quarter of 2015 we granted 23,814 restricted shares to our Board of Directors vesting May 5, 2016. During the first quarter of 2015, the company implemented a long term incentive program for the benefit of certain members of company management. The program was designed to strengthen employee retention and to provide a more structured incentive program to stimulate improvement in future company results. Per the terms of the program, participants were granted time value restricted stock units (“RSUs”), vesting ratably over a three year time period, and performance restricted stock units (“PSUs”), with a three year cliff vesting. Upon vesting, each restricted stock unit is exchangeable for one share of the company’s common stock, with accrued dividends. The PSUs are categorized further into three individual categories whose vesting is contingent upon the achievement of certain targets as follows:

•	40% of the PSUs vest upon certain Return on Capital targets

•	40% of the PSUs vest upon certain EBITDA margin targets

•	20% of the PSUs vest upon certain market based Shareholder Return targets.

In the aggregate the company granted, net of forfeitures, a total of 190,772 RSUs and PSUs in 2015, net of forfeitures, comprising:

•	53,575 time value based RSUs with a grant date fair value of $18.78 per unit

•	109,758 PSUs with an initial grant date fair value of $18.78 per unit

•	27,439 market based PSUs with a grant date fair value of $24.81 per unit.

During the first three quarters of 2014, no stock options were granted, 346,835 stock options were exercised and 145,417 options were canceled.

During the first three quarters of 2014 we granted restricted shares, or "full value" awards under our Plan, totaling 90,750 shares. The fair values of each issued restricted share on the applicable date of grant averaged $19.21 for the first three quarters of 2014.

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

Stock-based compensation expense related to our unvested stock options and restricted share awards was allocated as follows:

(Dollars in thousands)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Cost of sales	$97	$18	$293	$98
Selling, general and administrative expenses	692	505	1,766	1,734
Stock-based compensation expense before income taxes	789	523	2,059	1,832
Income tax benefit	(277)	(180)	(577)	(568)
Total stock-based compensation expense after income taxes	$512	$343	$1,482	$1,264

As of September 27, 2015, a total of $4.4 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.9 years.  There were no significant capitalized stock-based compensation costs at September 27, 2015 and December 28, 2014.

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

In October 2014, our Board of Directors approved a new stock repurchase program (the "2014 Repurchase Program") authorizing the repurchase of up to $30.0 million of our common stock. Under the 2014 Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. Currently, we expect to fund the repurchases through available cash, although credit options are being evaluated in the context of total capital needs. The timing and extent of the repurchases under the 2014 Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion. Shares repurchased under the 2014 Repurchase Program totaled 769,931 at a cost of $14.4 million during the first nine months of 2015.

Note 20 – Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, changing commodity prices for the materials used in the manufacture of our products and the development of new products.

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for our operations in Mexico requires the transfer of funds denominated in the Mexican peso, the value of which decreased 15 percent in relation to the U.S. dollar in the nine months of 2015.  Foreign currency transaction losses totaled $0.4 million and $0.4 million in the third quarter of 2015 and 2014, respectively. Foreign currency transaction losses totaled $0.9 million and $0.6 million in the nine months of 2015 and 2014, respectively. All transaction gains and losses are included in other income (expense) in the condensed consolidated statements of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at September 27, 2015 of $86.6 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive (loss) income.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. At September 27, 2015 we have several purchase commitments in place for the delivery of natural gas in 2014 through 2015 for a total remaining cost of $0.3 million. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, we expected to take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the NPNS exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments in effect as of September 27, 2015 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

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

In 2015, the company continued its efforts to reduce costs by further reducing our labor costs in the U.S., completing the sale of our one remaining aircraft and selling an idle warehousing facility in West Memphis, Arkansas. The results for the first nine months of 2015 reflect $4.6 million of additional costs charged to cost of sales due to the closure of our Rogers facility, charges totaling $0.2 million in SG&A for the write-down of the carrying value of the aircraft we sold in February 2015 and a $0.5 million gain on the sale of the idle warehousing facility located in West Memphis, Arkansas. The results for the third quarter of 2015 reflect $1.2 million of additional costs charged to gross profit due to the closure of our Rogers facility. Additional charges related to the Rogers facility fixed assets and other closing costs are expected to continue throughout 2015.

The total cost expected to be incurred as a result of the Rogers facility closure is $14.0 million, which includes $5.9 million expected to be paid in cash. As of September 27, 2015, estimated remaining cash payments total $0.4 million.

The Company continues its strategic initiatives by embarking on the process of moving its headquarters to Southfield, Michigan. The Company will bring all of its corporate departments together in one location in order to be closer to and better serve its customers. The total estimated costs related to the move are approximately $2 million and will be mainly incurred during the third and fourth quarters of 2015.

North American production of passenger cars and light-duty trucks in the third quarter of 2015 was reported by industry publications as increasing by approximately 4 percent overall versus the comparable period a year ago, continuing the trend of growth since the 2009 recession. Production of light-duty trucks -- the light-duty truck category includes pick-up trucks, SUV's, vans and "crossover vehicles"-- increased 9 percent, while production of passenger cars declined 2 percent. The production level for the North American automotive industry for the third quarter of 2015 was 4.3 million vehicles. Factors contributing to the continued market recovery include general economic conditions, low consumer interest rates and the continued high average age of vehicles, which may be an indicator of pent-up demand.

Net sales in the third quarter of 2015 decreased $0.7 million, or 0.4 percent, to $175.7 million from $176.4 million in the same period a year ago. The decline primarily reflected lower value for aluminum in the current year period. Wheel sales in the third quarter of 2015 decreased to $174.2 million from $174.3 million in the comparable period a year ago, while wheel unit shipments increased 6 percent in 2015 to 2.8 million.

Gross profit in the third quarter of 2015 was $16.5 million, or 9 percent of net sales, compared to $7.3 million, or 4 percent of net sales, in the comparable period a year ago. Income from operations for the third quarter of 2015 was $8.1 million, a $10.7 million increase from an operating loss of $2.6 million for the third quarter of 2014.

Net income for the third quarter of 2015 was $4.9 million, or $0.19 per diluted share. In comparison, the net loss in the third quarter of 2014 was $2.4 million, or $0.09 per diluted share.

Committed to enhancing shareholder value, in March 2013, our Board of Directors approved a stock repurchase program (the "2013 Repurchase Program"), authorizing the repurchase of up to $30.0 million of our common stock. Under the 2013 Repurchase Program, we repurchased 1,510,759 shares of company stock at a cost of $30.0 million of which 1,089,560 shares were repurchased for $21.8 million in 2014. In October 2014, our Board of Directors approved a new stock repurchase program (the "2014 Repurchase Program"), authorizing the repurchase of up to $30.0 million of our common stock. Under the 2014 Repurchase Program, we repurchased 375,218 shares of company stock at a cost of $6.8 million in the third quarter of 2015. As of the end of the first nine months of 2015, the total investment under the 2014 Repurchase Program was $14.4 million or 769,931 shares repurchased.

In the fourth quarter of 2015, we repurchased another 94,504 shares of our company stock under the 2014 Repurchase Program through November 4, 2015, at a cost of $1.7 million. At November 4, 2015, total repurchases under the 2014 Repurchase Program were 864,435 shares at a cost of $16.1 million.

We established a senior secured revolving credit facility in December 2014. The facility provides an initial aggregate principal amount of $100.0 million. In addition, the company is entitled to request under the terms and conditions of the agreement an increase in the aggregate revolving commitments under the facility or to obtain incremental term loans in an aggregate amount not to exceed $50.0 million, which currently is uncommitted to by any lenders. At September 27, 2015, we had no borrowings under the facility.

Results of Operations

(Dollars in thousands, except per share amounts)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Selected data	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net sales	$175,656	$176,419	$533,325	$558,775
Value added sales (1)	$87,905	$87,092	$257,837	$280,693
Gross profit	$16,484	$7,318	$47,626	$38,686
Percentage of net sales	9.4%	4.1%	8.9%	6.9%
Income (loss) from operations	$8,059	$(2,637)	$22,768	$13,510
Percentage of net sales	4.6%	(1.5)%	4.3%	2.4%
Adjusted EBITDA (2)	$17,094	$9,559	$50,771	$40,015
Percentage of net sales (3)	9.7%	5.4%	9.5%	7.2%
Percentage of value added sales (4)	19.4%	11.0%	19.7%	14.3%
Net income (loss)	$4,946	$(2,419)	$15,814	$7,442
Percentage of net sales	2.8%	(1.4)%	3.0%	1.3%
Diluted income (loss) per share	$0.19	$(0.09)	$0.59	$0.27

(1) Value added sales represents net sales less the value of aluminum and up-charges (outsourcing costs charged to our customers) included in net sales. As discussed further below, arrangements with our customers primarily allow us to pass on changes in aluminum prices; therefore, fluctuations in underlying aluminum prices generally do not directly impact our profitability. Accordingly, we believe that value added sales provides a measurement of the recoverable component of net sales that may benefit the understanding of our financial performance by users of our financial statements. Our intent is to allow users of the financial statements to consider our net sales information both with and without the aluminum cost component and up-charges thereof. See the Non-GAAP Financial Measures section of this quarterly report for a reconciliation of value added sales to net sales.

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

2014 Restructuring Actions and Ongoing Cost

During the third quarter of 2014, we completed a review of initiatives to reduce costs and enhance our competitive position. Based on this review, we committed to a plan to close operations at our Rogers, Arkansas facility which was completed during the fourth quarter of 2014. The closure resulted in a reduction of workforce of approximately 500 employees and a shift in production to other facilities. In addition, other measures were taken to reduce costs including the sale of the company's two aircrafts. The results for the third quarter of 2014 reflect the impacts of costs totaling $5.4 million ($3.3 million after tax) related to these actions, including costs associated with the closure of our Rogers facility affecting gross profit totaling $4.2 million, charges totaling $1.0 million in SG&A for the write-down of the carrying value of an aircraft we eventually sold in 2015 and a loss on the sale of our second aircraft of $0.2 million.

Cost of sales in the third quarter of 2014 includes $3.1 million of depreciation accelerated due to shorter useful lives for assets abandoned when operations ceased at the Rogers facility. Additional depreciation accelerated due to shorter useful lives of $2.3 million related to the plant closure was recorded in the fourth quarter of 2014.

One-time employee severance benefits, equipment lease termination costs, inventory write-downs and other costs related to this plant closure of $1.1 million in total was recorded in the third quarter of 2014. Within the total third quarter charge, costs for one-time employee severance benefits totaled $0.8 million and were included in cost of sales. These one-time employee severance benefits were derived from the individual agreements with each employee and were accrued ratably over the related remaining service period.

For 2015, the Rogers facility closure costs were $1.2 million in the third quarter of 2015 and $4.6 million for the first nine months. Included in these totals were accelerated depreciation charges of $0.4 million and $1.4 million for the third quarter and first nine months, respectively.

Net Sales

As noted above, net sales in the third quarter of 2015 decreased $0.7 million, or 0.4 percent, to $175.7 million from $176.4 million in the comparable period a year ago. The decline primarily reflected lower value for aluminum in the current year period.  On a more comparable basis, value added sales increased to $87.9 million in the third quarter of 2015 from $87.1 million in the comparable period a year ago. Wheel sales in the third quarter of 2015 decreased $0.1 million, to $174.2 million from $174.3 million in 2014, while wheel unit shipments increased 6 percent in the 2015 period. The largest unit shipment increases were for Toyota and Ford. Shipments were also higher for GM and Mazda. Partially offsetting the overall unit shipment increase were declines for Nissan and FCA. The average selling price of our wheels decreased 5 percent primarily reflecting a decrease in the value of the aluminum component of sales which we primarily pass through to our customers. The decrease in aluminum value resulted in $6.9 million lower revenues in the third quarter of 2015 when compared to 2014. Wheel development revenues totaled $1.4 million in the third quarter of 2015 and $2.2 million in the comparable 2014 period.

Net sales in the first nine months of 2015 decreased $25.5 million, or 5 percent, to $533.3 million from $558.8 million in the comparable period a year ago. Additionally, value added sales decreased to $257.8 million in the first nine months of 2015 from $280.7 million in the comparable period a year ago. Wheel sales in the first nine months of 2015 decreased $24.1 million to $528.0 million from $552.1 million in 2014. The decline in wheel sales primarily resulted from 5 percent lower shipments in the first nine months of 2015 compared to the first nine months of 2014, translating to approximately $26.6 million less revenue. The average selling price of our wheels increased 1 percent primarily reflecting an increase in the value of the aluminum component of sales which we primarily pass through to our customers. The increase in aluminum value resulted in $13.2 million higher revenues in the first nine months of 2015 when compared to 2014. Wheel development revenues totaled $5.3 million in the first nine months of 2015 and $6.7 million in the comparable 2014 period.

U.S. Operations
Net sales of our U.S. wheel operations in the third quarter of 2015 decreased $16.7 million, or 28 percent, to $41.9 million from $58.6 million in the comparable period a year ago and unit shipments declined 25 percent, primarily due to the closure of the Rogers, Arkansas manufacturing facility in the fourth quarter of 2014 and the shift of a large portion of wheel production to our production facilities in Mexico. The average unit selling price decreased 4 percent due to a lower pass-through price of aluminum and a less favorable mix of wheel sizes and finishes sold. A lower aluminum value decreased revenues by approximately $1.6 million in 2015 when compared to 2014.

During the first nine months of 2015, net sales of our U.S. wheel plants decreased $69.2 million, or 35 percent, to $127.4 million from $196.6 million in the comparable period a year ago reflecting a decrease in unit shipments, partially offset by an increase in average selling prices. Wheel sales in the first nine months of 2015 decreased $67.6 million, or 35 percent, to $122.9 million from $190.5 million in the first nine months last year. A 37 percent decrease in unit shipments caused a $70.1 million decline in revenue. The closure of the Rogers facility contributed $72.9 million or 105 percent of the total reduction in revenue for the period. This was partially offset by a 3 percent increase in the average selling price due to a higher pass-through price of aluminum. The decrease in aluminum value reduced revenues by approximately $2.9 million in 2015 when compared to 2014.

Mexico Operations
Net sales of our Mexico operations in the third quarter of 2015 increased $15.8 million, or 13 percent, to $133.7 million from $117.9 million in the comparable period a year ago. The sales increase reflects higher unit shipments largely attributable to the shift of production from the closed Rogers production facility to lower cost Mexico facilities and a decrease in average selling prices of our wheels. Unit shipments increased 20 percent in the third quarter of 2015, contributing $23.5 million to the revenue increase. The average unit selling price decreased 5 percent due to a decrease in the value of the aluminum component of sales, which we primarily pass through to our customers, partially offset by a favorable change in the mix of wheel sizes and finishes sold. The decrease in aluminum value decreased sales by approximately $5.3 million in the third quarter of 2015 when compared to the third quarter of 2014.

During the first nine months of 2015, net sales of our Mexico operations increased $43.8 million, or 12 percent, to $405.9 million from $362.1 million in the comparable period a year ago, reflecting an increase in average selling prices of our wheels, in addition to an increase in unit shipments. The average unit selling price increased 1 percent due to an increase in the value of the aluminum component of sales, which we primarily pass through to our customers, offset partially by an unfavorable change in the mix of wheel sizes and finishes sold. The increase in aluminum value increased revenues by approximately $10.2 million in the first nine months of 2015 when compared to the first nine months of 2014. Unit shipments increased 11 percent in the first nine months of 2015, due to the closure of the Rogers facility and reallocation of production volume to Mexico. The higher volume resulted in a $40.9 million revenue increase.

Customer Comparisons
As reported by industry publications, North American production of passenger cars and light trucks in the third quarter of 2015 was up approximately 4 percent compared to the same quarter in the previous year, while our unit wheel shipments increased 6 percent for the comparable period. The overall increase in North American light vehicle production included a 9 percent increase in the light-duty truck category and a 2 percent decrease for passenger cars. Comparing the same time periods for Superior, our shipments of passenger car wheels increased 28 percent and light-duty truck wheels declined under 1 percent.

OEM unit shipment composition by customer was as follows:

	Thirteen Weeks Ended
	September 27, 2015	September 28, 2014
Ford	43%	42%
General Motors	24%	25%
Toyota	14%	12%
FCA	7%	9%
Other customers (excluding Toyota)	12%	12%
Total	100%	100%

At the customer level, unit shipments to Ford in the third quarter of 2015 increased 6 percent compared to the third quarter last year, as passenger car wheel shipments increased 39 percent and light-duty truck wheels declined 2 percent. At the program level, the major unit shipment increases were for the F-Series, Focus, Fusion and Taurus, partially offset by lower shipments for the Lincoln MKC, Ford Edge, Explorer and Fiesta.

Shipments to GM in the third quarter of 2015 increased 6 percent compared to the third quarter of 2014, as light-duty truck shipments increased 7 percent and passenger car wheel shipments decreased 20 percent. The major unit shipment increases to GM were for the Chevrolet Traverse and Colorado and the Cadillac SRX. The largest shipment decline was for the Buick Enclave.

Shipments to Toyota in the third quarter of 2015 increased 24 percent compared to the third quarter last year, as shipments of passenger car wheels increased 82 percent and light-duty truck wheels increased 5 percent. The major unit shipment increases were for the Highlander, Camry, Avalon and Corolla. The increases were partially offset by unit shipment decreases for the Venza.

Shipments to FCA in the third quarter of 2015 declined 13 percent compared to the third quarter last year, as an 18 percent decline in shipments of light-duty truck wheels was partially offset by an approximate six times increase in shipments for passenger cars. The major unit shipment decreases to FCA were for the Chrysler Town & Country and Ram Truck, while the passenger car increase was for the Magnum/Charger.

Shipments to other customers in the third quarter of 2015 increased 2 percent compared to the third quarter of 2014, as shipments of light-duty truck wheels decreased 4 percent and shipments of passenger car wheels increased 4 percent. At the program level, the largest unit shipment decreases were Nissan's Maxima and Altima, offset by unit shipment increases for the Mazda 2.

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

Consolidated cost of sales decreased $9.9 million to $159.2 million, or 91 percent of net sales, in the third quarter of 2015, compared to $169.1 million, or 96 percent of net sales, in the third quarter of 2014. Cost of sales in 2015 decreased due to a decline in aluminum prices, which primarily pass through to our customers, the benefit of the Rogers production facility closure and a shift of production to other company facilities, partially offset by a 6 percent increase in unit shipments. In addition to improved cost performance resulting from the strategic shift of manufacturing capacity from the U.S. to Mexico, current year cost performance at each of the other manufacturing facilities was improved when compared to the prior year. The Rogers facility closure costs were $3 million lower in the third quarter of 2015 in comparison to the same period last year. Direct material and subcontract costs increased approximately $2.1 million to $100.1 million from $98.0 million in the third quarter of 2014, due to the increase in unit volume. This was partially offset by a decrease of approximately $5.9 million relating to aluminum price decreases, which we primarily pass through to our customers. The closure of the Rogers production facility and improved cost efficiencies associated with realigning wheel production to other company facilities had a favorable impact on the company’s cost structure. Plant labor and benefit costs totaled $22.3 million in the third quarter of 2015, a decrease of $7.1 million compared to the third quarter last year. Third quarter 2015 repair and maintenance costs decreased $1.7 million to $5.2 million and supply and small tool costs decreased $1.2 million to $4.6 million when compared to the third quarter of 2014. Additionally, electricity and natural gas costs decreased $3.0 million, when compared to the third quarter of 2014. Cost of sales associated with centralized services such as wheel program development engineering and manufacturing support services decreased $0.2 million in the third quarter of 2015 when compared to the 2014 period.

For the first nine months of 2015 our consolidated cost of sales decreased $34.4 million to $485.7 million, or 91 percent of net sales, in the first nine months of 2015, compared to $520.1 million, or 93 percent of net sales, in the first nine months of 2014. Cost of sales in 2015 primarily reflects a 5 percent decrease in unit shipments and an increase in aluminum prices, which we primarily pass through to our customers. Direct material and subcontract costs increased approximately $6.3 million to $309.9 million from $303.6 million in the first nine months of 2014. The change in direct material costs includes an increase of approximately $18.4 million due to aluminum price increases, which we primarily pass through to our customers. Sub-contractor costs decreased $5.7 million. Compared to the first nine months of 2014, supply and small tool costs decreased $0.7 million to $9.8 million and repair and maintenance costs decreased $5.2 million to $15.4 million, in the first nine months of 2015 and utility related costs declined $8.9 million. Plant labor and benefit costs were $67.8 million in the first nine months of 2015, a decrease of $22.3 million compared to the first nine months last year. Cost of sales associated with corporate services such as engineering support for wheel program development and manufacturing support decreased $0.7 million in the first nine months of 2015 when compared to the 2014 period. The improvements were reflective of several items including reduction of headcount in reaction to the unit volume decline, as well as the reallocation of production from the closed Rogers plant to other facilities in Mexico. The Rogers facility closure costs were $0.4 million higher in the first nine months of 2015 in comparison to the same period last year. In addition to improved cost performance resulting from the strategic shift of manufacturing capacity from the U.S. to Mexico, current year cost performance at each of the other manufacturing facilities was improved when compared to the prior year. The lower production levels, however, had an unfavorable impact on cost of sales from lower absorption of fixed overhead costs in the first nine months of 2015, when compared to the comparable period last year.

Included below are the major items that impacted cost of sales for our U.S. and Mexico operations during the third quarter and the first nine months.

U.S. Operations
Cost of sales for our U.S. operations decreased by $18.8 million, or 30 percent, in the third quarter of 2015 as compared to the third quarter of 2014. Lower cost of sales for our U.S. wheel plants in the third quarter reflects decreases in the following: unit shipments, labor, maintenance, small tool costs, electricity, aluminum prices and Rogers facility closure costs. The Rogers production facility closure and shift of wheel production to other company facilities, principally in Mexico, resulted in a 25 percent reduction in unit shipments and significantly decreased cost of sales. The third quarter of 2015 decline in plant labor and benefit costs was approximately $7.7 million, or 52 percent, primarily as a result of decreases in headcount associated with the closure of the Rogers facility. Repair and maintenance costs decreased $1.4 million to $1.3 million and supply and small tool costs decreased $0.9 million to $1.3 million when compared to the third quarter of 2014. Electricity and gas costs decreased $1.2 million or 43 percent, when compared to the third quarter of 2014. The decrease was also reflected in a $0.4 million decrease in aluminum prices, which we primarily pass through to our customers. Lastly, the decrease was attributable to $3 million of lower Rogers facility closure costs in the third quarter of 2015 in comparison to the same period last year.

For the first nine months of 2015, cost of sales for our U.S. operations decreased by $67.6 million, or 34 percent, when compared to the first nine months of 2014.  Lower cost of sales for our U.S. wheel plants in the 2015 period primarily reflects a 37 percent decrease in unit shipments, decreases in labor and other costs, partially offset by a $4.5 million increase in aluminum prices, which we primarily pass on to our customers. When compared to the prior year, the first nine months of 2015 decline in plant labor and benefit costs was approximately $24.0 million, or 51 percent, primarily as a result of decreases in headcount associated with the closure of the Rogers facility, which represented $19.3 million of the total costs of sales decrease.

Mexico Operations
Cost of sales for our Mexico operations in the third quarter of 2015 increased by $9.9 million, or 10 percent, when compared to the third quarter of 2014. The 2015 increase primarily reflects a 20 percent increase in unit shipments associated with relocation of production from the closed Rogers facility, an approximate $5.8 million decrease in aluminum prices which we primarily pass through to our customers and costs associated with the continued production ramp-up at the company’s new wheel manufacturing plant in Mexico. During the third quarter of 2015, plant labor and benefit costs, increased $0.6 million or 4 percent to $15.2 million. Labor cost reductions resulting from improved efficiencies in established plants offset the labor cost increase due to the production ramp-up in the company's new manufacturing facility. Repair and maintenance costs decreased $0.3 million to $3.9 million and supply and small tool costs decreased $0.3 million to $3.3 million when compared to the third quarter of 2014. Additionally, electricity and gas costs decreased $1.7 million or 23 percent, when compared to the third quarter of 2014.

For the first nine months of 2015, cost of sales for our Mexico operations increased by $34.7 million, or 11 percent, when compared to the first nine months of 2014. The 2015 increase primarily reflects an 11 percent increase in unit shipments associated with reallocation of production from the closed Rogers facility, an approximate $13.0 million increase in aluminum prices which we primarily pass through to our customers, as well as increased depreciation of $5.6 million and costs associated with the continued production ramp-up of the company’s new wheel manufacturing plant in Mexico. In the first nine months of 2015, plant labor and benefit costs increased $1.7 million to $44.7 million due to higher production and the ramp-up of the company’s new manufacturing facility. Repair and maintenance costs decreased $0.7 million to $11.1 million, supply and small tool costs decreased $0.7 million to $9.8 million and electricity and gas costs decreased $4.7 million or 21 percent, when compared to the same period of 2014.

Gross Profit

Consolidated gross profit increased $9.2 million for the third quarter of 2015 to $16.5 million, or 9 percent of net sales, compared to $7.3 million, or 4 percent of net sales, for the comparable period a year ago. The increase in gross profit was due to a 6 percent increase in unit sales volume, and reflects improved operating costs associated with the shut-down of the Rogers facility, and transfer of production to our lower cost facilities in Mexico, as well as individually improved cost performance in our production facilities. The Rogers facility closure costs were $3 million lower in the third quarter of 2015 in comparison to the same period last year.

For the first nine months of 2015, consolidated gross profit increased $8.9 million to $47.6 million, or 9 percent of net sales, compared to $38.7 million, or 7 percent of net sales, for the comparable period a year ago. Unit shipments decreased 5 percent in the first nine months of 2015, when compared to the comparable period last year. Largely offsetting the impact of the unit volume decline were improvements in the company’s cost structure associated with the closure of the Rogers facility and reallocation of production to the lower cost Mexico facilities, as well as individually improved cost performance in our production facilities. The Rogers facility closure costs were $0.4 million higher in the first nine months of 2015 in comparison to the same period last year.

The cost of aluminum is a component of our selling prices to OEM customers and a significant component of the overall cost of a wheel. The price for aluminum we purchase is adjusted monthly based primarily on changes in certain published market indices. Our selling prices are adjusted periodically based upon aluminum market price changes, but the timing of such adjustments is based on specific customer agreements and can vary from monthly to quarterly. Even if aluminum selling price adjustments were to perfectly match changes in aluminum purchase prices, an increasing aluminum price will result in a declining gross margin percentage - i.e., same gross profit dollars divided by increased sales dollars equals lower gross profit percentage. The opposite is true in periods during which the price of aluminum decreases. In addition, although our sales are continuously adjusted for aluminum price changes, these adjustments rarely will match exactly the changes in our aluminum purchase prices and cost of sales. As estimated by the company, the impact on gross profit related to such differences in timing of aluminum adjustments was approximately $1.0 million favorable in the third quarter of 2015 and $5.2 million unfavorable for the first nine months of 2015, when compared to the comparable periods in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2015 decreased $1.6 million to $8.4 million, or 5 percent of net sales, from $10.0 million, or 6 percent of net sales, for the comparable period in 2014. The decline primarily reflects lower outside legal and general consulting fees of $0.3 million, $1.0 million of charges resulting from the write-down of the carrying value of an aircraft in the third quarter of 2014 that was being held for sale and a $0.2 million loss on sale of an aircraft, which was sold during the third quarter of 2014. These decreases were partially offset by transition costs related to the relocation of the corporate office.

For the first nine months of 2015, selling, general and administrative expenses were $24.9 million, or 5 percent of net sales, compared to $25.2 million, or 5 percent of net sales for the comparable period last year. The decrease for the first nine months of 2015 relates to lower severance costs of $0.5 million, $1.0 million of charges resulting from the write-down of the carrying value of an aircraft in 2014 and a $0.2 million loss on sale of an aircraft, which was sold during the third quarter of 2014. Offsetting the decreases were increases in legal and professional fees of $1.4 million.

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

Consolidated income from operations was $8.1 million or 5 percent of sales in the third quarter of 2015, an increase of $10.7 million from an operating loss of $2.6 million, or 1 percent of net sales, in the comparable period in 2014. Income from our Mexican operations increased $5.8 million in the third quarter of 2015. For the third quarter of 2015, including the restructuring impact mentioned above, the loss from our U.S. operations decreased $3.5 million when compared to the third quarter of 2014. Unallocated corporate costs incurred during the third quarter of 2015 were $1.4 million lower than for the comparable period in 2014.

Consolidated income from operations increased $9.3 million to $22.8 million, or 4 percent of net sales, in the first nine months of 2015 from $13.5 million, or 2 percent of net sales, in the comparable period in 2014.  Income from our Mexican operations increased $8.3 million in the first nine months of 2015. Income from our U.S. operations decreased $0.1 million when comparing the first nine months of 2015 to the comparable period in 2014.  Unallocated corporate costs incurred during the first nine months of 2015 were $0.9 million lower than the comparable period in 2014.

Included below are the major items that impacted income from operations for our U.S. and Mexico operations during the first nine months of 2015.

U.S. Operations
Operating results from our U.S. operations in the third quarter of 2015 increased $3.4 million when compared to the third quarter of last year. The prior year includes $4.2 million due to the closure of the Rogers facility, while the current year includes $1.2 million of costs, which partially relate to the inefficiencies from operating at lower production levels. Additionally, the write-down of the carrying value of an aircraft in the third quarter of 2014 also contributed to the increase in income from operations in the comparable period in 2015.

For the first nine months of 2015, operating results for our U.S. operations decreased $0.1 million when compared to the first nine months last year due to the shift in capacity from the U.S. to Mexico offset by higher costs due the 37 percent decrease in unit volume in the U.S. The prior year includes $4.2 million due to the closure of the Rogers facility, while the current year includes $4.6 million of costs. However, with the decline in volume in the U.S. operations we had lower absorption of costs and as a result our gross profit was comparable for both periods.

Mexico Operations
Income from our Mexico operations increased $5.8 million in the third quarter of 2015 as compared to the third quarter of 2014, mirroring the $5.9 million increase in gross profit. The increase resulted from a 20 percent increase in unit shipments, and improved cost performance, supplemented by the favorable impact on average selling prices due to a change in the mix of wheel sizes and finishes sold.

For the first nine months of 2015, income from our Mexico operations increased $8.3 million when compared to the first nine months of 2014.  Income from operations in 2014 reflects an increase in gross profit of $9.0 million, partially offset by the favorable 2014 impact from collecting aged accounts receivable reserved for in prior periods under our standard accounting policy.

U.S. versus Mexico Production

During the third quarter of 2015, wheels sold by our Mexico and U.S. operations accounted for 77 percent and 23 percent, respectively, of our total production. For the third quarter of 2014, wheels sold by our Mexico and U.S. operations accounted for 69 percent and 31 percent, respectively, of our total production. The shift of production to the Company’s Mexico facilities is largely attributable to the closure of the Rogers manufacturing facility and realignment of production to our Mexico facilities.

Interest Income, net and Other Income (Expense), net

Net interest income for the third quarter of 2015 was an expense of $0.1 million compared to income of $0.2 million in the third quarter of the prior year.

Net other income (expense) was an expense of $0.4 million in the third quarter of 2015, compared to an expense of $0.3 million in the third quarter of 2014. Foreign exchange gains and (losses) included in other income (expense) net were exchange losses of $0.4 million in the third quarter of 2015, compared to exchange losses of $0.4 million in the third quarter of 2014.

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

We record uncertain tax positions in accordance with U.S. GAAP on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. If a position does not meet the more-likely-than-not threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the more likely than not standard is met, the issue is resolved with the taxing authority, or the statute of limitations expires. Positions previously recognized are derecognized when we subsequently determine the position no longer is more likely than not to be sustained. Evaluation of tax positions, their technical merits, and measurements using cumulative probability are highly subjective management estimates. Actual results could differ materially from these estimates.

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

The provision for income taxes for the thirteen weeks ended September 27, 2015 was $2.7 million, which resulted in an effective income tax rate of 35 percent. For the thirty-nine weeks ended September 27, 2015 the provision for income taxes was $6.1 million, which resulted in an effective income tax rate of 28 percent. The effective tax rate for the thirty-nine weeks ended September 27, 2015 was lower than the statutory rate due to the release of certain liabilities related to uncertain tax positions as a result of the expiration of a statute of limitations, partially offset by state income taxes (net of federal tax benefit) and interest and penalties on unrecognized tax benefits.

For the thirteen weeks ended September 28, 2014, the income tax benefit was $0.3 million, which was an effective income tax rate of (12) percent. For the thirty-nine weeks ended September 28, 2014 the provision for income taxes was $6.5 million, which was an effective tax rate of 47 percent. The tax benefit for the thirteen weeks ended September 28, 2014 was lower than the benefit calculated using the U.S. federal statutory rate due to interest and penalties on unrecognized tax benefits and the write-down of a tax refund receivable, partially offset by the release of certain liabilities related to uncertain tax positions due to the expiration of a statute of limitations. The effective tax rate for the thirty-nine weeks ended September 28, 2014 was higher than the federal statutory rate as a result of non-deductible expenses primarily related to compensation deduction limitations and recent tax law changes in Mexico, interest and penalties on unrecognized tax benefits, the write-down of a tax refund receivable and state income taxes (net of federal tax benefit), partially offset by the release of a reserve due to the expiration of a statute of limitations and foreign income taxed at rates that are lower than the U.S. statutory rates.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including taxing authorities in Mexico, the Netherlands, India and the United States.  We are no longer open for examination by taxing authorities regarding any U.S. federal income tax returns for years before 2012 while the years open for examination under various state and local jurisdictions vary. We expect approximately $1.0 million of unrecognized tax benefits related to our U.S. and Mexico operations will be recognized in the twelve month period ending September 25, 2016 due to the expiration of certain statutes of limitations or due to settlement of uncertain tax positions.

Net Income

Net income in the third quarter of 2015 was $4.9 million, or $0.19 per diluted share, compared to a net loss in the third quarter of 2014 of $2.4 million, or $0.09 per diluted share. Net income in the first nine months of 2015 was $15.8 million, or $0.59 per diluted share, compared to net income in the first nine months of 2014 of $7.4 million, or $0.27 per diluted share.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity primarily include cash, cash equivalents and short-term investments and net cash provided by operating activities and, from time to time, other external sources of funds.  Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $188.8 million and 3.7:1, respectively, at September 27, 2015, versus $204.0 million and 3.8:1 at December 28, 2014.  We have no long-term debt.  As of September 27, 2015, our cash, cash equivalents and short-term investments totaled $50.9 million compared to $66.2 million at December 28, 2014.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, proceeds from the exercise of stock options or existing cash, cash equivalents and short-term investments, and we believe these sources will continue to meet our capital requirements in the foreseeable future. Our working capital decreased in 2015, primarily due to constructing and equipping our new wheel plant in Mexico as discussed below, which was funded out of existing cash during the period. The change in working capital also reflects payments to repurchase our common stock as discussed below and an increase in accounts receivable. In December 2014, we entered into a senior secured revolving credit facility (discussed below) to provide financing, as necessary, for general corporate purposes.

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

Committed to enhancing shareholder value, in March 2013, our Board of Directors approved the 2013 Repurchase Program, authorizing the repurchase of up to $30.0 million of our common stock. Under the 2013 Repurchase Program we repurchased 1,510,759 shares of company stock at a cost of $30.0 million of which 1,089,560 shares were repurchased for $21.8 million in 2014. In October 2014, our Board of Directors approved the 2014 Repurchase Program, authorizing the repurchase of up to $30.0 million of our common stock. Through September 27, 2015, we repurchased 769,931 shares of company stock at a cost of $14.4 million under the 2014 Repurchase Program.

On December 19, 2014, we entered into a senior secured credit agreement (the "Credit Agreement") with J.P. Morgan Securities LLC, JP Morgan Chase Bank, N.A. (“JPMCB”) and Wells Fargo Bank, National Association (together with JPMCB, the “Lenders”). The Credit Agreement consists of a senior secured revolving credit facility in an initial aggregate principal amount of $100.0 million (the “Facility”). In addition, the company is entitled to request, subject to certain terms and conditions and the agreement of the Lenders, an increase in the aggregate revolving commitments under the Facility or to obtain incremental term loans in an aggregate amount not to exceed $50.0 million, which are uncommitted to by any lender. The company intends to use the proceeds of the Facility to finance the working capital needs, and for the general corporate purposes of the company and its subsidiaries. At September 27, 2015, we had no borrowings under the Facility.

The following table presents a summary of the net decrease in cash and cash equivalents in the periods presented:

(Dollars in thousands)	Thirty-nine Weeks Ended
	September 27, 2015	September 28, 2014	Change
Net cash provided by operating activities	$39,205	$5,693	$33,512
Net cash used in investing activities	(28,032)	(89,900)	61,868
Net cash used in financing activities	(21,480)	(30,780)	9,300
Effect of exchange rate changes on cash	(2,196)	(1,181)	(1,015)
Net decrease in cash and cash equivalents	$(12,503)	$(116,168)	$103,665

Operating Activities

Net cash provided by operating activities was $39.2 million for the thirty-nine week period ended September 27, 2015, compared to $5.7 million for the comparable period a year ago.  Compared to the first nine months of 2014, the $33.5 million increase in cash from operating activities resulted primarily from a $23.9 million, $8.8 million and $8.1 million favorable fluctuation in inventory, other assets and accounts payable when compared to the same period in 2014, which was partially offset by negative fluctuations in accounts receivable, income taxes and other liabilities.

Investing Activities

Our principal investing activities during the thirty-nine week period ended September 27, 2015 included the funding of $32.6 million of capital expenditures, which was partially offset by the sale of an idle warehousing facility in West Memphis, Arkansas, and the sale of short term investments of $3.8 million. Investing activities during the thirty-nine week period ended September 28, 2014 included the funding of $92.0 million of capital expenditures primarily related to our new wheel plant in Mexico, and the purchase of $3.8 million of certificates of deposit, offset by the receipt of $3.8 million cash proceeds from maturing certificates of deposit and $0.4 million cash proceeds from a life insurance policy.

Financing Activities

Financing activities during the thirty-nine week period ended September 27, 2015 consisted of the payment of cash dividends on our common stock totaling $14.4 million and the repurchase of our common stock for cash totaling $14.4 million, partially offset by receipt of cash proceeds from the exercise of stock options totaling $7.3 million. Financing activities during the thirty-nine week period ended September 28, 2014 consisted of the payment of cash dividends on our common stock totaling $14.6 million and the repurchase of our common stock for cash totaling $21.8 million, partially offset by receipt of cash proceeds from the exercise of stock options totaling $5.6 million.

Non-GAAP Financial Measures

In this report, we discuss two important measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”), value added sales and Adjusted EBITDA.

Value added sales is a key measure that is not calculated according to GAAP. In the discussion of operating results, we provide information regarding value added sales. Value added sales represents net sales less the value of costs primarily passed through to our customers, related to the value of aluminum included in net sales. As discussed further below, arrangements with our customers allow us to pass on changes in aluminum prices and the cost for certain other charges incurred in manufacturing our wheels; therefore, fluctuations in underlying aluminum prices and these other charges generally do not directly impact our profitability. Accordingly, value added sales provides a measurement of the recoverable component of net sales that may benefit the understanding of our financial performance by users of our financial statements.

(Dollars in thousands)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net Sales	175,656	176,419	$533,325	$558,775
Less: Aluminum value	(75,880)	(78,871)	(243,586)	(242,618)
Pass-through outsourcing costs charged to customers	(11,871)	(10,456)	(31,902)	(35,464)
Value added sales	$87,905	$87,092	$257,837	$280,693

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

Adjusted EBITDA as a percentage of value added sales is a key measure that is not calculated according to GAAP. Adjusted EBITDA as a percentage of value added sales is defined as Adjusted EBITDA divided by value added sales.

The following table reconciles our net income, the most directly comparable GAAP financial measure, to our Adjusted EBITDA:

(Dollars in thousands)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net income	$4,946	$(2,419)	$15,814	$7,442
Interest income (expense), net	55	(233)	(87)	(893)
Income tax provision (benefit)	2,669	(321)	6,108	6,539
Depreciation	8,672	11,482	25,696	25,877
Restructuring charges (excluding accelerated depreciation)	752	1,050	3,240	1,050
Adjusted EBITDA	$17,094	$9,559	$50,771	$40,015
Adjusted EBITDA as a percentage of net sales	9.7%	5.4%	9.5%	7.2%
Adjusted EBITDA as a percentage of value added sales	19.4%	11.0%	19.7%	14.3%

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican peso, the value of which decreased 15 percent in relation to the U.S. dollar in the first nine months of 2015.  Foreign currency transaction losses totaled $0.9 million in the first nine months of 2015 while transaction losses were $0.6 million during the first nine months of 2014.  All transaction gains and losses are included in other income (expense) in the condensed consolidated statements of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at September 27, 2015 of $86.6 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive (loss) income.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have several purchase commitments in place for the delivery of natural gas through 2015. These natural gas contracts are considered to be derivatives under U.S. GAAP, and when entering into these contracts, we expected to take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided for under U.S. GAAP. As such, we do not account for these purchase commitments as derivatives unless there is a change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business. Based on the quarterly analysis of our estimated future production levels, we believe that our remaining natural gas purchase commitments in effect as of September 27, 2015 will continue to qualify for the NPNS exemption since we can assert that it is probable we will take full delivery of the contracted quantities.

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

In accordance with our corporate risk management policies, we may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our material foreign exchange exposures, for up to approximately 40 months. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to accounting considerations and the prohibitive economic cost of hedging particular exposures. We do not use derivative contracts for trading, market-making, or speculative purposes. For additional information on our derivatives, see Note 5 - Derivative Financial Instruments.

At September 27, 2015 the fair value liability of foreign currency exchange derivatives was $16.9 million. The potential loss in fair value for such financial instruments from a 10 percent adverse change in quoted foreign currency exchange rates would be $14.8 million at September 27, 2015.

During the first nine months of 2015, the Mexican peso to U.S. dollar exchange rate averaged 15.63 pesos to $1.00. Based on the balance sheet at September 27, 2015 the value of net assets for our operations in Mexico was 1,732 million pesos. Accordingly, a 10 percent change in the relationship between the peso and the U.S. dollar may result in a translation impact of between $10.1 million and $12.3 million, which would be recognized in other comprehensive (loss) income.

Our business requires us to settle transactions between currencies in both directions - i.e., peso to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” For the first nine months of 2015, we had a $0.9 million net foreign exchange transaction loss related to the peso. Based on the current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances. As discussed above, while changes in the terms of the contracts with our customers will be creating an imbalance between currencies that we are hedging with foreign currency forward contracts, there can be no assurances that our hedging program will effectively offset the impact of the imbalance between currencies or that the net transaction balance will not change significantly in the future.

Natural Gas Purchase Commitments.  When market conditions warrant, we enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as natural gas. However, we do not enter into derivatives or other financial instrument transactions for speculative purposes. At September 27, 2015, we had several purchase commitments in place for the delivery of natural gas through 2015 for a total cost of $0.3 million. These fixed price natural gas contracts may expose us to higher costs that cannot be recouped in selling prices in the event that the market price of natural gas declines below the contract price.  As of September 27, 2015, we have fixed price natural gas purchase agreements for deliveries through 2015 that represent approximately 3 percent of our estimated natural gas consumption through 2015.

Also see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our 2014 Annual Report on Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management” in this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 27, 2015.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended September 27, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the third quarter of 2015, there were no sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 27, 2013, our Board of Directors approved the 2013 Repurchase Program, authorizing the repurchase of up to $30.0 million of our common stock. Through September 28, 2014, we repurchased and retired 1,510,759 shares under the 2013 Repurchase Program at a total cost of $30.0 million.

In October 2014, our Board of Directors approved the 2014 Repurchase Program, authorizing the repurchase of up to $30.0 million of our common stock. Under the 2014 Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. Currently, we expect to fund the repurchases through available cash, although use of the senior secured revolving credit facility will be evaluated in the context of total capital needs. The timing and extent of the repurchases under the 2014 Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion. Through September 27, 2015, we repurchased and retired 769,931 shares under the 2014 Repurchase Program at a total cost of $14.4 million.

The following table provides common stock repurchases made by or on behalf of the company during the three months ended September 27, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
(Thousands of dollars, except per share amounts)
June 29, 2015 - July 26, 2015	110,390	$17.98	110,390
July 27, 2015 - August 23, 2015	68,710	$17.15	68,710
August 24, 2015 - September 27, 2015	196,118	$18.69	196,118
Total	375,218		375,218	$15,626

Item 6.  Exhibits

10.1	Severance letter, dated August 25, 2015, between the company and Mike Nelson (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K filed August 28, 2015).
10.2
Consent and Amendment No. 2 dated as of October 14, 2015 to the Credit Agreement dated as of December 19, 2014, by and among Superior Industries International, Inc., the Lenders from time to time party thereto and JP Morgan Chase Bank, N.A., as Administrator.

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date:	November 4, 2015	/s/ Donald J. Stebbins
Donald J. Stebbins Chief Executive Officer and President

Date:	November 4, 2015	/s/ Kerry A. Shiba
Kerry A. Shiba Executive Vice President and Chief Financial Officer