Form 10-Q/A
period 2015-09-27
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2015-11-10
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes  ☐    No  ☑

Number of shares of common stock outstanding as of October 29, 2015: 26,292,409

TABLE OF CONTENTS

Page
EXPLANATORY NOTE	2
SIGNATURES	3
EX. 10.2
EX. 31.1
EX. 31.2

EXPLANATORY NOTE

This Form 10-Q/A constitutes Amendment No. 1 to the Quarterly Report on Form 10-Q of Superior Industries International, Inc. (the “Company”) for the period ended September 27, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on November 4, 2015 (the “Original Filing”). We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q solely to file the Consent and Amendment No. 2 dated as of October 14, 2015 to the Credit Agreement dated as of December 19, 2014, by and among Superior Industries International, Inc., the Lenders from time to time party thereto and JP Morgan Chase Bank, N.A., as Administrator as Exhibit 10.2, which was inadvertently omitted from the Original Filing. This Amendment No. 1 speaks as of the original filing date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above. Additionally, in connection with the filing of this Amendment No. 1, the Company is including new certifications of the Company’s chief executive officer and chief financial officer pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.

Item 6.  Exhibits

10.2	Consent and Amendment No. 2 dated as of October 14, 2015 to the Credit Agreement dated as of December 19, 2014, by and among Superior Industries International, Inc., the Lenders from time to time party thereto and JP Morgan Chase Bank, N.A., as Administrator (filed herewith).
31.1	Certification of Donald J. Stebbins, Chief Executive Officer and President, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Kerry A. Shiba, Executive Vice President and Chief Financial Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1*	Certification of Donald J. Stebbins, Chief Executive Officer and President, and Kerry A. Shiba, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101*	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T).

*Previously filed.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date: November 10, 2015	/s/ Donald J. Stebbins
Donald J. Stebbins
Chief Executive Officer and President

Date: November 10, 2015	/s/ Kerry A. Shiba
Kerry A. Shiba
Executive Vice President and Chief Financial Officer
3