Form 10-K
period 2015-12-27
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2016-03-11
CIK 95552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2015

Commission file number: 1-6615

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-2594729
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

26600 Telegraph Road, Suite 400
Southfield, Michigan	48034
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code:  (248) 352-7300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]
The aggregate market value of the registrant’s $0.01 par value common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $499,546,000, based on a closing price of $18.69.  On March 4, 2016, there were 25,436,582 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2016 Annual Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1 - BUSINESS

Description of Business and Industry

The principal business of Superior Industries International, Inc. (referred to herein as the “company” or in the first person notation “we,” “us” and “our”) is the design and manufacture of aluminum wheels for sale to original equipment manufacturers ("OEMs"). We are one of the largest suppliers of cast aluminum wheels to the world's leading automobile and light truck manufacturers, with wheel manufacturing operations in the United States and Mexico. Products made in our North American facilities are delivered primarily to automotive assembly operations in North America for global OEMs. Our OEM aluminum wheels primarily are sold for factory installation, as either optional or standard equipment, on many vehicle models manufactured by BMW, Fiat Chrysler Automobiles N.V. ("FCA"), Ford, General Motors ("GM"), Mitsubishi, Nissan, Subaru, Tesla, Toyota and Volkswagen.

We have gone through a transformation over the last several years as we have shifted our manufacturing base from higher cost to lower cost sources. With the diversification and increased demands for more customized premium wheels, we have made investments in engineering and design. With these investments, we are enhancing our capabilities to become a leader in premium wheels. We have doubled the wheel finishes that we offer in the last couple of years and we have developed patents, which is all part of our strategic evolution to become a competitive full line manufacturer of aluminum wheels. Another part of our evolution was to move our corporate office to Southfield, Michigan to be closer to many of our customers so we can further strengthen relationships and partner with them to design world class products. We have made significant strides with our customers over the last year as evidenced by receiving the 2015 supplier of the year award from GM. With the addition of our new facility in Mexico we have expanded our manufacturing capacity to allow for growth in the next couple of years. We continue to explore and implement operating improvements to further expand manufacturing capacity with relatively low capital investment. We are also investigating acquisition opportunities to further enhance the value and drive the growth of our business. The charts below show our major customers and our manufacturing capacity by headcount split between lower cost and higher cost sourced labor.

Our industry is mainly driven by production levels in North America and to a much lesser extent in South America. The North American production level, in 2015, was 17.4 million vehicles, a 3 percent, or 0.5 million unit, increase over 2014. We track annual production rates based on information from Ward's Automotive Group. The North American annual production levels of automobiles and light-duty trucks (including SUV's, vans and "crossover vehicles") continue the trend of growth since the 2009 recession. Current economic conditions, low consumer interest rates and relatively inexpensive gas prices have been generally supportive of market growth and, in addition, the relatively high average age of vehicles on the road appears to be contributing to higher rates of vehicle replacement. It was reported in 2015 that the average age of all light vehicles in the U.S. increased to an all-time high of 11.5 years, according to IHS Automotive.

In 2014, production of automobiles and light-duty trucks in North America reached 16.9 million units, an increase of 5 percent over 2013. Production in 2013 reached 16.1 million units, an increase of 0.7 million, or 5 percent, from 15.4 million vehicles in 2012.

We were initially incorporated in Delaware in 1969 and reincorporated in California in 1994. In 2015, we moved our headquarters from Van Nuys, California to Southfield, Michigan and reincorporated in Delaware in 2015. Our stock is traded on the New York Stock Exchange under the symbol "SUP."

Raw Materials

The raw materials used in manufacturing our products are readily available and are obtained through numerous suppliers with whom we have established trade relations. We purchase aluminum for the manufacture of our aluminum wheels, which accounted for the vast majority of our total raw material requirements during 2015. The majority of our aluminum requirements are met through purchase orders with certain major producers, with physical supply coming from North American locations. Generally, the orders are fixed as to minimum and maximum quantities of aluminum, which the producers must supply during the term of the orders. During 2015, we were able to successfully secure aluminum commitments from our primary suppliers to meet production requirements and we anticipate being able to source aluminum requirements to meet our expected level of production in 2016. We procure other raw materials through numerous suppliers with whom we have established trade relationships.

When market conditions warrant, we also may enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We had purchase commitments for the delivery of natural gas through the end of 2015. These natural gas contracts were considered to be derivatives under U.S. generally accepted accounting principles ("GAAP"), and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided under U.S. GAAP.

Customer Dependence

We have proven our ability to be a consistent producer of high quality aluminum wheels with the capability to meet our customers' price, quality, delivery and service requirements. We strive to continually enhance our relationships with our customers through continuous improvement programs, not only through our manufacturing operations but in the engineering, design, development and quality areas as well. These key business relationships have resulted in multiple vehicle supply contract awards with our key customers over the past year.

Ford, GM, Toyota and FCA were our only customers individually accounting for more than 10 percent of our consolidated trade sales. Net sales to these customers in 2015, 2014 and 2013 were as follows (dollars in millions):

	2015		2014		2013
	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars
Ford	44%	$315.1	44%	$321.6	45%	$349.7
GM	24%	$175.6	24%	$175.8	24%	$186.4
Toyota	14%	$104.5	12%	$88.3	12%	$92.1
FCA	8%	$56.3	10%	$72.0	10%	$78.1

The loss of all or a substantial portion of our sales to Ford, GM, Toyota or FCA would have a significant adverse effect on our financial results. See also Item 1A - Risk Factors of this Annual Report.

Foreign Operations
We manufacture a significant portion of our products in Mexico that are sold both in the United States and Mexico. Net sales of wheels manufactured in our Mexico operations in 2015 totaled $550.7 million and represented 76 percent of our total net sales. The portion of our products produced in Mexico versus the United States will increase in 2016, as we expect to achieve full commercial production at a new wheel plant in Mexico for most of 2016. Net property, plant and equipment used in our operations in Mexico totaled $190.4 at December 31, 2015, including $112.2 million related to our recently completed wheel plant. The overall cost for us to manufacture wheels in Mexico currently is lower than the cost to manufacture wheels in the U.S., in particular, because of reduced labor cost due to lower prevailing wage rates. Such current advantages to manufacturing our product in Mexico can be affected by changes in cost structures, trade protection laws, policies and other regulations affecting trade and investments, social, political, labor, or general economic conditions in Mexico. Other factors that can affect the business and financial results of our Mexican operations include, but are not limited to, valuation of the peso, availability and competency of personnel and tax regulations in Mexico. See also Item 1A- Risk Factors - International Operations and Item 1A - Risk Factors - Foreign Currency Fluctuations.

Net Sales Backlog
We receive OEM purchase orders to produce aluminum wheels typically for multiple model years. These purchase orders are typically for one year for vehicle wheel programs that usually last three to five years. We manufacture and ship based on customer release schedules, normally provided on a weekly basis, which can vary in part due to changes in demand, industry and/or customer maintenance cycles, new program introductions or dealer inventory levels. Accordingly, even though customer purchase orders cover multiple model years, our management does not believe that our firm backlog is a meaningful indicator of future operating results.

Competition

Competition in the market for aluminum wheels is based primarily on price, technology, quality, delivery and overall customer service. We are one of the leading suppliers of aluminum wheels for OEM installations in the world, and are the largest producer in North America. We currently supply approximately 20 percent of the aluminum wheels installed on passenger cars and light-duty trucks in North America. Competition is global in nature with growing exports from Asia into North America. There are several competitors with facilities in North America but we have more than twice the North American production capacity of any competitor based on our current estimation. See also Item 1A - Risk Factors of this Annual Report. Other types of road wheels, such as those made of steel, also compete with our products. According to Ward's Automotive Group, the aluminum wheel penetration rate on passenger cars and light-duty trucks in the U.S. was 79 percent for the 2015 model year and 81 percent for the 2014 model year, compared to 80 percent for the 2013 model year. We expect the ratio of aluminum to steel wheels to remain relatively stable. However, several factors can affect this rate including price, fuel economy requirements and styling preference. Although aluminum wheels currently are more costly than steel, aluminum is a lighter material than steel, which is desirable for fuel efficiency and generally viewed as aesthetically superior to steel, and thus more desirable to the OEMs and their customers.

Research and Development

Our policy is to continuously review, improve and develop our engineering capabilities to satisfy our customer requirements in the most efficient and cost effective manner available. We strive to achieve this objective by attracting and retaining top engineering talent and by maintaining the latest state-of-the-art computer technology to support engineering development. A fully staffed engineering center, located in Fayetteville, Arkansas, supports our research and development manufacturing needs. We also have a technical sales center at our corporate headquarters in Southfield, Michigan that maintains a complement of engineering staff centrally located near some of our largest customers' headquarters and engineering and purchasing offices.

Research and development costs (primarily engineering and related costs), which are expensed as incurred, are included in cost of sales in our consolidated income statements. Amounts expended on research and development costs during each of the last three years were $2.6 million in 2015; $4.4 million in 2014; and $4.8 million in 2013.

Government Regulation

Safety standards in the manufacture of vehicles and automotive equipment have been established under the National Traffic and Motor Vehicle Safety Act of 1966. We believe that we are in compliance with all federal standards currently applicable to OEM suppliers and to automotive manufacturers.

Environmental Compliance

Our manufacturing facilities, like most other manufacturing companies, are subject to solid waste, water and air pollution control standards mandated by federal, state and local laws. Violators of these laws are subject to fines and, in extreme cases, plant closure. We believe our facilities are in material compliance with all presently applicable standards. However, costs related to environmental protection may grow due to increasingly stringent laws and regulations. The cost of environmental compliance was approximately $0.7 million in 2015; $0.4 million in 2014; and $0.5 million in 2013. We expect that future environmental compliance expenditures will approximate these levels and will not have a material effect on our consolidated financial position. Furthermore, climate change legislation or regulations restricting emission of "greenhouse gases" could result in increased operating costs and reduced demand for the vehicles that use our products. See also Item 1A - Risk Factors - Environmental Matters of this Annual Report.

Employees

As of December 31, 2015, we had approximately 3,050 full-time employees compared to approximately 3,000 employees at December 31, 2014. None of our employees are covered by a collective bargaining agreement.

Fiscal Year End

Our fiscal year is the 52- or 53-week period ending generally on the last Sunday of the calendar year. The fiscal years 2015, 2014 and 2013 comprised the 52-week periods ended on December 27, 2015, December 28, 2014 and December 29, 2013, respectively. For convenience of presentation, all fiscal years are referred to as beginning as of January 1, and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.

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

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q and any amendments thereto are available, without charge, on or through our website, www.supind.com, under “Investors,” as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, which contains these reports, proxy and information statements and other information regarding the company. Also included on our website, www.supind.com, under "Investor," is our Code of Conduct, which, among others, applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Copies of all SEC filings and our Code of Conduct are also available, without charge, upon request from Superior Industries International, Inc., Shareholder Relations, 26600 Telegraph Road, Suite 400, Southfield, MI 48034.

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

Risks Relating To Our Company

The automotive industry is cyclical and volatility in the automotive industry could adversely affect our financial performance.

The majority of our sales are made in domestic U.S. markets and almost exclusively within North America. Therefore, our financial performance depends largely on conditions in the U.S. automotive industry, which in turn can be affected significantly by broad economic and financial market conditions. Consumer demand for automobiles is subject to considerable volatility as a result of consumer confidence in general economic conditions, levels of employment, prevailing wages, fuel prices and the availability and cost of consumer credit. With steady improvement in the North American automotive industry since the global recession that began in 2008, vehicle production levels in 2015 reached the highest level in the last decade. However, there can be no guarantee that the improvements in recent years will be sustained or that reductions from current production levels will not occur in future periods. Demand for aluminum wheels can be further affected by other factors, including pricing and performance comparisons to competitive materials such as steel. Finally, the demand for our products is influenced by shifts of market share between vehicle manufacturers and the specific market penetration of individual vehicle platforms being sold by our customers.

A limited number of customers represent a large percentage of our sales. The loss of a significant customer or decrease in demand could adversely affect our operating results.

Ford, GM, Toyota and FCA, together represented approximately 90 percent of our total wheel sales in 2015. Our OEM customers are not required to purchase any minimum amount of products from us. Increasingly global procurement practices, the pace of new vehicle introduction and demand for price reductions may make it more difficult to maintain long-term supply arrangements with our customers, and there are no guarantees that we will be able to negotiate supply arrangements with our customers on terms acceptable to us in the future. The contracts we have entered into with most of our customers provide that we will manufacture wheels for a particular vehicle model, rather than manufacture a specific quantity of products. Such contracts range from one year to the life of the model (usually three to five years), typically are non-exclusive, and do not require the purchase by the customer of any minimum number of wheels from us. Therefore, a significant decrease in consumer demand for certain key models or group of related models sold by any of our major customers, or a decision by a manufacturer not to purchase from us, or to discontinue purchasing from us, for a particular model or group of models, could adversely affect our results of operations and financial condition.

Our new operations at a recently constructed facility in Mexico may not achieve the expected benefits.

In anticipation of continued growth in demand for aluminum wheels in the North American market, we constructed a new manufacturing facility in Mexico. Initial commercial production at this facility began in early 2015. The new manufacturing facility entails a number of risks, including the ability to ramp-up commercial production within the cost and time-frame estimated and to attract a sufficient number of skilled workers to meet the needs of the new facility. Additionally, our assessment of the projected benefits associated with the construction of a new manufacturing facility is subject to a number of estimates and assumptions, including future demand for our products, which in turn are subject to significant economic, competitive and other uncertainties that are beyond our control. Operating results could be unfavorably impacted by start-up costs until production levels at the new facility reach planned levels. Additionally, our overall ability to increase total company revenues in the future can be affected by factors affecting the volume of products manufactured at our existing factories.

We experience continual pressure to reduce costs.

The vehicle market is highly competitive at the OEM level, which drives continual cost-cutting initiatives by our customers. Customer concentration, relative supplier fragmentation and product commoditization have translated into continual pressure from OEMs to reduce the price of our products. It is possible that pricing pressures beyond our expectations could intensify as OEMs pursue restructuring and cost-cutting initiatives. If we are unable to generate sufficient production cost savings in the future to offset such price reductions, our gross margin, rate of profitability and cash flows could be adversely affected. In addition, changes in OEMs' purchasing policies or payment practices could have an adverse effect on our business. Our OEM customers typically attempt to qualify more than one wheel supplier for the programs we participate in and for programs we may bid on in the future. As such, our OEM customers are able to negotiate favorable pricing or may decrease sales volume. Such actions may result in decreased sales volumes and unit price reductions for our company, resulting in lower revenues, gross profit, operating income and cash flows.

We operate in a highly competitive industry.

The automotive component supply industry is highly competitive, both domestically and internationally. Competition is based on a number of factors, including price, technology, quality, delivery and overall customer service and available capacity to meet customer demands. Some of our competitors are companies, or divisions or subsidiaries of companies, which are larger and have greater financial and other resources than we do. We cannot ensure that our products will be able to compete successfully with the products of these competitors. In particular, our ability to increase manufacturing capacity typically requires significant investments in facilities, equipment and personnel. Our operating facilities are at full or near to full capacity levels which may cause us to incur labor costs at premium rates in order to meet customer requirements, experience increased maintenance expenses or require us to replace our machinery and equipment on an accelerated basis. Furthermore, the nature of the markets in which we compete has attracted new entrants, particularly from low cost countries. As a result, our sales levels and margins continue to be adversely affected by pricing pressures reflective of significant competition from producers located in low-cost foreign markets, such as China. Such competition with lower cost structures poses a significant threat to our ability to compete internationally and domestically. These factors have led to our customers awarding business to foreign competitors in the past, and they may continue to do so in the future. In addition, any of our competitors may foresee the course of market development more accurately, develop products that are superior to our products, have the ability to produce similar products at a lower cost, or adapt more quickly to new technologies or evolving customer requirements. Consequently, our products may not be able to compete successfully with competitors' products.

Our international operations make us vulnerable to risks associated with doing business in foreign countries.

We manufacture a substantial portion of our products in Mexico, have a minor investment in a wheel manufacturing company in India and we sell our products internationally. Accordingly, unfavorable changes in foreign cost structures, trade protection laws, regulations and policies affecting trade and investments and social, political, labor, or economic conditions in a specific country or region, among other factors, could have a negative effect on our business and results of operations. Legal and regulatory requirements differ among jurisdictions worldwide. Violations of these laws and regulations could result in fines, criminal sanctions, prohibitions on the conduct of our business, and damage to our reputation. Although we have policies, controls, and procedures designed to ensure compliance with these laws, our employees, contractors, or agents may violate our policies.

Fluctuations in foreign currencies may adversely impact our financial condition.

Due to the growth of our operations outside of the United States, we have experienced increased exposure to foreign currency gains and losses in the ordinary course of our business. As a result, fluctuations in the exchange rate between the U.S. dollar, the Mexican peso and any currencies of other countries in which we conduct our business may have a material impact on our financial condition, as cash flows generated in foreign currencies may be used, in part, to service our U.S. dollar-denominated liabilities, or vice versa.

In addition, due to customer requirements, we have experienced a significant shift in the currency denominated in our contracts with our customers. As a result of this change, we currently project that in 2016 and beyond the vast majority of our revenues will be denominated in the US dollar, rather than a more balanced mix of U.S. dollar and Mexican peso. In the past we have relied upon significant revenues denominated in the Mexican peso to provide a "natural hedge" against foreign exchange rate changes impacting our peso denominated costs incurred at our facilities in Mexico. Accordingly, the foreign exchange exposure associated with peso denominated costs is a growing risk and could have a material adverse effect on our operating results.

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
We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our material foreign exchange exposures, typically for up to 36 months. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to accounting considerations and the prohibitive economic cost of hedging particular exposures. There is no guarantee that our hedge program will effectively mitigate our exposures to foreign exchange changes which could have material adverse effects on our cash flows and results of operations.

Increases in the costs and restrictions on availability of raw materials could adversely affect our operating margins and cash flow.

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

Although we are able to periodically pass certain aluminum cost increases on to our customers, we may not be able to pass along all changes in aluminum costs and our customers are not obligated to accept energy or other supply cost increases that we may attempt to pass along to them. In addition, fixed price natural gas contracts that expire in the future may expose us to higher costs that cannot be immediately recouped in selling prices. This inability to pass on these cost increases to our customers could adversely affect our operating margins and cash flow, possibly resulting in lower operating income and profitability.

Interruption in our production capabilities could reduce our operating results.

An interruption in production capabilities at any of our facilities as a result of equipment failure, interruption of raw materials or other supplies, labor disputes or other reasons could result in our inability to produce our products, which would reduce our sales and operating results for the affected period and harm our customer relationships. We have, from time to time, undertaken significant re-tooling and modernization initiatives at our facilities, which, in the past have caused, and in the future may cause, unexpected delays and plant underutilization, and such adverse consequences may continue to occur as we continue to modernize our production facilities. In addition, we generally deliver our products only after receiving the order from the customer and thus typically do not hold large inventories. In the event of a production interruption at any of our manufacturing facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. Any significant delay in deliveries to our customers could lead to premium freight costs and other performance penalties, as well as contract cancellations, and cause us to lose future sales and expose us to other claims for damages. Our manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, earthquakes, explosions or violent weather conditions. We have in the past, and may in the future, experience plant shutdowns or periods of reduced production which could have a material adverse effect on our results of operations or financial condition.

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

Aluminum and alloy pricing may have a material effect on our operating margins and results of operations.

The cost of aluminum is a significant component in the overall cost of a wheel and in our selling prices to OEM customers. The price for aluminum we purchase is adjusted monthly based primarily on changes in certain published market indices, but the timing of such adjustments is based on specific customer agreements and can vary from monthly to quarterly. As a result, the timing of aluminum price adjustments flowing through sales rarely will match the timing of such changes in cost, and can result in fluctuations to our gross profit. This is especially true during periods of frequent increases or decreases in the market price of aluminum.

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

Implementing a new enterprise resource planning system could interfere with our business or operations.

We are in the process of implementing a new enterprise resource planning (ERP) system. This project requires a significant investment of capital and human resources, the re-engineering of many processes of our business, and the attention of many personnel who would otherwise be focused on other aspects of our business. Should the system not be implemented successfully, or if the system does not perform in a satisfactory manner once implementation is complete, our business and operations could be disrupted and our results of operations negatively affected, including our ability to report accurate and timely financial results.

We are from time to time subject to litigation, which could adversely impact our financial condition or results of operations.

The nature of our business exposes us to litigation in the ordinary course of our business. We are exposed to potential product liability and warranty risks that are inherent in the design, manufacture and sale of automotive products, the failure of which could result in property damage, personal injury or death. Accordingly, individual or class action suits alleging product liability or warranty claims could result. Although we currently maintain what we believe to be suitable and adequate product liability insurance in excess of our self-insured amounts, we cannot assure you that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. In addition, if any of our products prove to be defective, we may be required to participate in a recall. A successful claim brought against us in excess of available insurance coverage, if any, or a requirement to participate in any product recall, could have a material adverse effect on our results of operations or financial condition. We cannot give assurance that any current or future claims will not adversely affect our cash flows, financial condition or results of operations.

We may be unable to successfully implement cost-saving measures or achieve expected benefits under our plans to improve operations.

As part of our ongoing focus on being a low-cost provider of high quality products, we continually analyze our business to further improve our operations and identify cost-cutting measures. We may be unable to successfully identify or implement plans targeting these initiatives, or fail to realize the benefits of the plans we have already implemented, as a result of operational difficulties, a weakening of the economy or other factors. Cost reductions may not fully offset decreases in the prices of our products due to the time required to develop and implement cost reduction initiatives. Additional factors such as inconsistent customer ordering patterns, increasing product complexity and heightened quality standards are making it increasingly more difficult to reduce our costs. It is possible that as we incur costs to implement improvement strategies, the impact on our financial position, results of operations and cash flow may be negative.

We may be unable to successfully launch new products and/or achieve technological advances.

In order to effectively compete in the automotive supply industry, we must be able to launch new products and adopt technology to meet our customers' demand in a timely manner. However, we cannot ensure that we will be able to install and certify the equipment needed for new product programs in time for the start of production, or that the transitioning of our manufacturing facilities and resources under new product programs will not impact production rates or other operational efficiency measures at our facilities. In addition, we cannot ensure that our customers will execute the launch of their new product programs on schedule. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly. Further, changes in competitive technologies may render certain of our products obsolete or less attractive. Our ability to anticipate changes in technology and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in our ability to remain competitive. Our failure to successfully and timely launch new products or adopt new technologies, or a failure by our customers to successfully launch new programs, could adversely affect our results. We cannot ensure that we will be able to achieve the technological advances that may be necessary for us to remain competitive or that certain of our products will not become obsolete.

We are subject to various environmental laws

We incur significant costs to comply with applicable environmental, health and safety laws and regulations in the ordinary course of our business. We cannot ensure that we have been or will be at all times in complete compliance with such laws and regulations. Failure to be in compliance with such laws and regulations could result in material fines or sanctions. Additionally, changes to such laws or regulations may have a significant impact on our cash flows, financial condition and results of operations.

We are also subject to various foreign, federal, state and local environmental laws, ordinances, and regulations, including those governing discharges into the air and water, the storage, handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances or wastes, and the health and safety of our employees. The nature of our current and former operations and the history of industrial uses at some of our facilities expose us to the risk of liabilities or claims with respect to environmental and worker health and safety matters which could have a material adverse effect on our financial health. In addition, some of our properties are subject to indemnification and/or cleanup obligations of third parties with respect to environmental matters. However, in the event of the insolvency or bankruptcy of such third parties, we could be required to bear the liabilities that would otherwise be the responsibility of such third parties.

Further, changes in legislation or regulation imposing reporting obligations on, or limiting emissions of greenhouse gases from, or otherwise impacting or limiting our equipment and operations or from the vehicles that use our products could adversely affect demand for those vehicles or require us to incur costs to become compliant with such regulations.

We may be unable to attract and retain key personnel.

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

Our share repurchase program may limit our flexibility to pursue other initiatives.

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

We may be unable to maintain effective internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Many of our key controls rely on maintaining personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America in order to operate effectively. Material weaknesses or deficiencies may cause our financial statements to contain material misstatements, unintentional errors, or omissions, and late filings with regulatory agencies may occur.

A disruption in our information technology systems, including a disruption related to cybersecurity, could adversely affect our financial performance.

A cyber-attack that bypasses our information technology ("IT") security systems causing an IT security breach may lead to a material disruption of our IT business systems and/or the loss of business information resulting in adverse consequences to our business, including: an adverse impact on our operations due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property, operational or business delays resulting from the disruption of IT systems and subsequent clean-up and mitigation activities, an inability to timely prepare and file our financial reports with the Securities Exchange Commission and negative publicity resulting in reputation or brand damage with our customers, partners or industry peers.

We may be unable to successfully achieve expected benefits from our joint ventures or acquisitions.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our worldwide headquarters is located in Southfield, Michigan. We currently maintain and operate a total of five facilities that manufacture aluminum wheels for the automotive industry. Four of these five facilities are located in Chihuahua, Mexico and one facility is located in Fayetteville, Arkansas. One of the facilities in Chihuahua, Mexico is new, with construction completed in 2014. The new facility also produces aluminum wheels for the automotive industry, and production levels reached initial rated capacity in the fourth quarter of 2015. An expansion to this facility is in the process of being installed and is expected to be completed during the first quarter of 2016. Excluding the Rogers, Arkansas location which was closed in 2014, the five active facilities encompass 2,540,000 square feet of manufacturing space. We own all of our manufacturing facilities, and we lease one warehouse in Rogers, Arkansas and our worldwide headquarters located in Southfield, Michigan.

In general, our manufacturing facilities, which have been constructed at various times over the past several years, are in good operating condition and are adequate to meet our current production capacity requirements. There are active maintenance programs to keep these facilities in good condition, and we have an active capital spending program to replace equipment as needed to maintain factory reliability and remain technologically competitive on a worldwide basis.

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

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers who are also Directors is contained in our 2016 Annual Proxy Statement under the caption “Election of Directors.”  Such information is incorporated into Part III, Item 10 - Directors, Executive Officers and Corporate Governance.  With the exception of the Chief Executive Officer ("CEO"), all executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors.  For a description of the CEO’s employment agreement, see “Employment Agreements” in our 2016 Annual Proxy Statement, which is incorporated herein by reference.

Listed below are the name, age, position and business experience of each of our officers, as of the filing date, who are not directors:

			Assumed
Name	Age	Position	Position

Scot S. Bowie	42	Vice President and Corporate Controller	2015
		Corporate Controller, Black Diamond Equipment.	2014
		Chief Accounting Officer, Affinia Group Inc.	2011
		Corporate Controller of External Reporting, Affinia Group Inc.	2008

Parveen Kakar	49	Senior Vice President Sales, Marketing and Product Development	2014
		Senior Vice President, Corporate Engineering and Product Development	2008
		Vice President, Program Development	2003

Lawrence R. Oliver	51	Senior Vice President, Manufacturing Operations	2015
		Vice President, Operations, GAF Materials Corporation	2014
		Vice President, Operations & Integrated Supply Chain, Ingersoll Rand PLC	2011
		General Manager and Director of Texas Operations, Residential, Commercial Water, ITT Corporation	2009

Kerry A. Shiba	61	Executive Vice President and Chief Financial Officer	2010
		Director - Ramsey Industries, LLC, a manufacturer of winches, truck mounted cranes and industrial drives	2010
		Senior Vice President and Chief Financial Officer - Remy International, a manufacturer of electrical automotive components	2006

James F. Sistek	52	Senior Vice President, Business Operations	2014
		and Systems
		Chief Executive Officer and Founder - Infologic, Inc.	2013
		Vice President, Shared Services and Chief Information Officer - Visteon Corporation	2009

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (symbol: SUP). We had approximately 417 shareholders of record and 25.4 million shares issued and outstanding as of March 4, 2016.

	Superior Industries International, Inc.	Russel 2000	Proxy Peers
2011	$80	$96	$77
2012	$106	$111	$87
2013	$108	$155	$140
2014	$107	$162	$144
2015	$104	$155	$142

Dividends

Per share cash dividends declared totaled $0.72 during 2015 and 2014. Dividends declared and paid in 2013 totaled $0.20 per share and excluded an accelerated payment of the 2013 regular cash dividend that was paid in December 2012 equal to $0.16 per share. In the third quarter of 2013, the Board of Directors approved a $0.02 increase in the company's quarterly dividend to $0.18 per share from $0.16 per share, or on an annualized basis to $0.72 per share from $0.64 per share. Continuation of dividends is contingent upon various factors, including economic and market conditions, none of which can be accurately predicted, and the approval of our Board of Directors.

Quarterly Common Stock Price Information

The following table sets forth the high and low sales price per share of our common stock during the fiscal periods indicated.

	2015		2014
	High	Low	High	Low
First Quarter	$20.12	$17.63	$20.75	$16.89
Second Quarter	$19.68	$18.17	$21.77	$18.82
Third Quarter	$20.22	$16.60	$20.97	$17.94
Fourth Quarter	$20.45	$17.75	$20.25	$17.04

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 27, 2013, our Board of Directors approved a new stock repurchase program (the "2013 Repurchase Program") authorizing the repurchase of up to $30.0 million of our common stock. Through December 31, 2014, we repurchased and retired 1,510,759 shares under the program at a total cost of $30.0 million under the 2013 Repurchase Program.

In October 2014, our Board of Directors approved a new stock repurchase program (the "2014 Repurchase Program") authorized the repurchase of up to $30.0 million of our common stock. Under the 2014 Repurchase Program, we repurchased common stock from time to time on the open market or in private transactions, totaling 1,056,954 shares of company stock at a cost of $19.6 million in 2015 and 585,970 shares for $10.3 million in January 2016.

In January of 2016, our Board of Directors approved a new stock repurchase program (the “2016 Repurchase Program”), authorizing the repurchase of up to an additional $50.0 million of common stock.  Under the 2016 Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. The timing and extent of the repurchases under the 2016 Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion.

Recent Sales of Unregistered Securities

During the fiscal year 2015, there were no sales of unregistered securities.

In 2015, we withheld 12,260 shares at an average price per share of $19.36 for withholding taxes pertaining to a grant of common stock and the vesting of shares of restricted stock.

ITEM 6 - SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data of this Annual Report.

Our fiscal year is the 52- or 53-week period ending generally on the last Sunday of the calendar year. The fiscal years 2015, 2014, 2013 and 2011 comprised the 52-week periods ended on December 27, 2015, December 28, 2014, December 29, 2013, and December 25, 2011, respectively. The 2012 fiscal year comprised the 53-week period ended December 30, 2012. For convenience of presentation, all fiscal years are referred to as beginning as of January 1, and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.

Fiscal Year Ended December 31,	2015	2014	2013	2012	2011
Income Statement (000s)
Net sales	$727,946	$745,447	$789,564	$821,454	$822,172
Value added sales (1)	$360,846	$369,355	$400,591	$397,915	$380,120
Closure and Impairment Costs (2)	$7,984	$8,429	$—	$—	$1,337
Gross profit	$71,217	$50,222	$64,061	$60,607	$67,060
Income from operations	$36,294	$17,913	$34,593	$32,880	$39,835
Income before income taxes
and equity earnings	$35,283	$15,702	$36,841	$34,489	$41,926
Income tax (provision) benefit (3)	$(11,339)	$(6,899)	$(14,017)	$(3,598)	$25,243
Adjusted EBITDA (4)	$76,053	$55,753	$63,616	$59,599	$69,700
Net income	$23,944	$8,803	$22,824	$30,891	$67,169
Balance Sheet (000s)
Current assets	$245,820	$276,011	$384,218	$404,908	$404,283
Current liabilities	$73,862	$71,962	$99,430	$66,578	$68,550
Working capital	$171,958	$204,049	$284,788	$338,330	$335,733
Total assets	$539,929	$579,910	$653,388	$599,601	$593,231
Long-term debt	$—	$—	$—	$—	$—
Shareholders' equity	$413,912	$439,006	$483,063	$466,905	$460,515
Financial Ratios
Current ratio (5)	3.3:1	3.8:1	3.9:1	6.1:1	5.9:1
Return on average shareholders' equity (6)	5.6%	1.9%	4.8%	6.7%	15.4%
Share Data
Net income
- Basic	$0.90	$0.33	$0.83	$1.13	$2.48
- Diluted	$0.90	$0.33	$0.83	$1.13	$2.46
Shareholders' equity at year-end	$15.86	$16.42	$17.79	$17.11	$16.96
Dividends declared	$0.72	$0.72	$0.20	$1.12	$0.64

(1) Value added sales is a key measure that is not calculated according to U.S. generally accepted accounting principles (“GAAP”). In the discussion of operating results, we provide information regarding value added sales. Value added sales represents net sales less the value of aluminum and services provided by outside service providers that are included in net sales. As discussed further below, arrangements with our customers allow us to pass on changes in aluminum prices and outside service provider costs; therefore, fluctuations in underlying aluminum prices and the use of outside service providers generally do not directly impact our profitability. Accordingly, value added sales is worthy of being highlighted for the benefit of users of our financial statements. Our intent is to allow users of the financial statements to consider our net sales information both with and without the aluminum and outside service provider cost components thereof. During 2015, we modified the presentation of value added sales to also exclude third-party manufacturing costs passed directly through to customers and retrospectively applied this modification to 2011 thru 2014. See the Non-GAAP financial measures section of this annual report for reconciliation of value added sales to net sales.

(2) See Note 2 - Restructuring in Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data in this Annual Report for a discussion of restructuring charges. During 2015, we completed the shutdown of the Rogers facility which resulted in a gross margin loss of $8.0 million. We incurred $4.3 million in restructuring costs related to an impairment of fixed assets and other associated costs such as asset relocation costs. Additionally, we incurred $2.0 million of further closure costs including carrying costs for the closed facility and $1.7 million in depreciation. The adjusted EBITDA impact of the Rogers facility closure for 2015 was $6.3 million, which includes the $4.3 million of restructuring costs and $2.0 million of carrying costs related to the closed facility. The carrying costs for the closed facility are not included in restructuring line in the Consolidated Income Statements of our Consolidated Financial Statements. During 2014, we had $8.4 million of restructuring costs related to the closure of the Rogers facility.

(3) See Note 10 - Income Taxes in Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data in this Annual Report for a discussion of material items impacting the 2015, 2014 and 2013 income tax provisions.

(4) Adjusted EBITDA is a key measure that is not calculated according to GAAP. Adjusted EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, amortization, restructuring and other closure costs and impairments of long-lived assets and investments. We use Adjusted EBITDA as an important indicator of the operating performance of our business. We use Adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors and evaluating short-term and long-term operating trends in our operations. We believe the Adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of our Adjusted EBITDA to net income.

(5) The current ratio is current assets divided by current liabilities.
(6) Return on average shareholders' equity is net income divided by average shareholders' equity.  Average shareholders' equity is the beginning of the year shareholders' equity plus the end of year shareholders' equity divided by two.

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

Executive Overview

Adjusted EBITDA as a percent of value added sales grew to 21.1% in 2015 from 15.1% in 2014 as our initiatives to reduce costs in the current year and the prior year were realized. During the fourth quarter of 2014, we opened a new facility in Mexico and closed an older facility in Rogers. We ramped up the new facility to full capacity by the end of 2015. The new facility expands our capacity to take on new business and includes a state of the art paint facility, which improves our competitive position in higher value-added products. The transition of unit production to our operations in Mexico after the closure of the Rogers manufacturing facility and other cost-cutting initiatives resulted in a 14% decrease in manufacturing labor cost per wheel in 2015 when compared with 2014. The Company continued its strategic initiatives by moving its headquarters to Southfield, Michigan from California. This move brought all of its corporate departments together in one location, in order to be closer to and better serve its customers. The total estimated costs related to the relocation were approximately $4 million and were mainly incurred during the third and fourth quarters of 2015. Excluding the relocation costs, EBITDA as a percent of value added sales would have been 22.2%. The chart below illustrates the EBITDA margin improvement in the current year.

We continue to focus on research and development to further customize our products and expand our market share.

We anticipate in 2016 that with our new plant at full capacity for the entire year we will continue to see improvements. During 2015, we completed the shutdown of the Rogers facility, which resulted in a gross margin loss of $8.0 million. We incurred $4.3 million in restructuring costs related to an impairment of fixed assets and other associated costs such as asset relocation costs. Additionally, we also experienced $2.0 million of further closure costs including inefficiencies and $1.7 million in depreciation. The adjusted EBITDA impact of the Rogers facility closure for 2015 was $6.3 million, which includes the $4.3 million of restructuring costs and $2.0 million of inefficiency costs related to the closure.

Overall North American production of passenger cars and light-duty trucks in 2015 was reported by industry publications as being flat versus 2014, with production of light-duty trucks which includes pick-up trucks, SUV's, vans and "crossover vehicles"--increasing 5 percent with production of passenger cars decreasing 1 percent.  Current production levels of the North American automotive industry now have reached the highest level in the past decade. Results for 2015, 2014 and 2013 reflect the continuing trend of growth since the 2009 recession. Current economic conditions and low consumer interest rates have been generally supportive of market growth and, in addition, the continuing high levels in the average age of vehicles on the road appears to be contributing to higher rates of vehicle replacement.

Net sales in 2015 decreased $17.5 million to $727.9 million from $745.4 million in 2014.  Wheel sales in 2015 decreased $15.4 million to $721.1 million from $736.5 million in 2014, while our wheel unit shipments increased 0.1 million to 11.2 million in 2015.  Value added sales in 2015 decreased $8.6 million to $360.8 million from $369.4 million in 2014. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of value added sales to net sales.

Gross profit in 2015 was $71.2 million, or 10 percent of net sales, compared to $50.2 million, or 7 percent of net sales, in 2014.  Net income for 2015 was $23.9 million, or $0.90 per diluted share, including income tax expense of $11.3 million, compared to net income in 2014 of $8.8 million, or $0.33 per diluted share, which included an income tax expense of $6.9 million. Net income as a percentage of net sales was 3 percent in 2015, as compared to 1 percent in 2014. Adjusted EBITDA as a percentage of value added sales in 2015 was 21 percent, as compared to 15 percent in 2014. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of Adjusted EBITDA to net income, and value added sales to net sales.

The comparisons below of 2015 and 2014 operating results reflect higher margins due primarily to the impacts of the company’s cost reduction efforts. The comparisons below of 2014 and 2013 operating results reflect the impact of costs in 2014 totaling $12.2 million ($8.6 million after tax, or $0.32 per share) associated with several items including the closure of our Rogers facility, the sale of the company's two aircraft and the impairment of an investment in an unconsolidated subsidiary located in India. Adjustments for the Rogers facility closure reduced gross profit $8.4 million, while adjustments for the aircraft added charges totaling $1.3 million in SG&A and a $2.5 million impairment charge for the investment in the unconsolidated Indian subsidiary is included in other income (expense). Lower costs in 2013 resulted from several factors including improved equipment and manufacturing process reliability as a result of capital reinvestment and more rigorous maintenance programs.

We continue to focus on programs to reduce costs overall through improved operational and procurement practices, capital reinvestment and more rigorous factory maintenance to improve equipment reliability. These investments typically consisted of equipment upgrades and other capital projects focused on improving equipment reliability, increasing production efficiency and enhancing manufacturing process control to better accommodate newer, more complex wheel programs. While our capital investment projects decreased in 2015 following significant increases in 2014 and 2013 resulting from the construction of the new plant in Mexico, it is possible that capital expenditure levels will continue at 2015 levels as we continue to focus on achieving further improvement to operational efficiencies and manufacturing process capability.

We announced in 2013 our plans to build a new manufacturing facility in Mexico. Initial commercial production began the first quarter of 2015 and reached initial rated capacity during the fourth quarter. We began a project to expand production capacity at this facility which we expect to be completed during the first quarter of 2016. The total costs incurred to date were $132.7 million of which $127.0 million related to the initial rated capacity of the new facility and $5.7 million related to the expansion.

Committed to enhance shareholder value, in March 2013, our Board of Directors approved the 2013 Repurchase Program, authorizing the repurchase of up to $30.0 million of our common stock. Under the 2013 Repurchase Program we repurchased 1,510,759 shares of company stock at a cost of $30.0 million of which 1,089,560 shares were repurchased for $21.8 million in 2014. In October 2014, our Board of Directors approved the 2014 Repurchase Program, authorizing the repurchase of up to $30.0 million of our common stock. Under the 2014 Repurchase Program, we repurchased 1,056,954 shares of company stock at a cost of $19.6 million in 2015 and 585,970 shares for $10.3 million in January 2016. In January of 2016, our Board of Directors approved the 2016 Repurchase Program, authorizing the repurchase of up to $50.0 million of common stock.

We established a senior secured revolving credit facility in December 2014. The facility provides an initial aggregate principal amount of $100.0 million. In addition, the company is entitled to request, under the terms and conditions of the agreement, an increase in the aggregate revolving commitments under the facility or to obtain incremental term loans in an aggregate amount not to exceed $50.0 million, which currently is uncommitted to by any lenders. At December 31, 2015, we had no borrowings under the facility.

Listed in the table below are several key indicators we use to monitor our financial condition and operating performance.

Results of Operations

Fiscal Year Ended December 31,	2015	2014	2013
(Thousands of dollars, except per share amounts)
Net sales	$727,946	$745,447	$789,564
Value added sales (1)	$360,846	$369,355	$400,591
Gross profit	$71,217	$50,222	$64,061
Percentage of net sales	9.8%	6.7%	8.1%
Income from operations	$36,294	$17,913	$34,593
Percentage of net sales	5.0%	2.4%	4.4%
Adjusted EBITDA (2)	$76,053	$55,753	$63,616
Percentage of net sales (3)	10.4%	7.5%	8.1%
Percentage of value added sales (4)	21.1%	15.1%	15.9%
Net income	$23,944	$8,803	$22,824
Percentage of net sales	3.3%	1.2%	2.9%
Diluted earnings per share	$0.90	$0.33	$0.83

(1) Value added sales represents net sales less the value of aluminum and other charges passed through to customers included in net sales. As discussed further below, arrangements with our customers generally allow us to pass on changes in aluminum prices and charges for outside service providers (OSP’s); therefore, fluctuations in underlying aluminum price and services provided by OSP’s generally do not directly impact our profitability. Accordingly, we believe value added sales may provide an additional perspective that may benefit users of our financial statements and their understanding of factors affecting net sales. Our intent is to allow users of the financial statements to consider our net sales information both with and without the aluminum and OSP cost component thereof. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of value added sales to net sales.

(2) Adjusted EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, amortization, restructuring charges and other closure costs and impairments of long-lived assets and investments. We use Adjusted EBITDA as an important indicator of the operating performance of our business. We use Adjusted EBITDA in internal financial forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, evaluating short-term and long-term operating trends in our operations and as a key measure for compensation plans. We believe the Adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. See the Non-GAAP Financial Measures section of this annual report for a reconciliation of our Adjusted EBITDA to net income.

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

2014 Restructuring Actions and Ongoing Cost

During the third quarter of 2014, we completed a review of initiatives to reduce costs and enhance our competitive position. Based on this review, we committed to a plan to close operations at our Rogers, Arkansas facility, which was completed during the fourth quarter of 2014. The closure resulted in a reduction of workforce of approximately 500 employees and a shift in production to other facilities. In addition, other measures were taken to reduce costs, including the sale of the company's two aircraft. The results for 2014 reflect the impacts of costs totaling $9.7 million ($6.1 million after tax) related to these actions, including costs associated with the closure of our Rogers facility affecting gross profit totaling $8.4 million, charges totaling $1.3 million in SG&A for the write-down of the carrying value of an aircraft we sold in 2015 and a small loss on the sale of our second aircraft.

Cost of sales in 2014 includes $5.4 million of depreciation accelerated due to shortened useful lives for assets abandoned when operations ceased at the Rogers facility.

As noted above, the operations ceased at the Rogers facility in the third quarter of 2014. The property is currently held for sale at the current carrying value of the land and building of $2.9 million.

One-time employee severance benefits, equipment lease termination costs, inventory write-downs and other costs related to the Rogers plant closure of $3.1 million in total was recorded in 2014. Within the total 2014 charge, costs for one-time employee severance benefits totaled $1.8 million and were included in cost of sales. These one-time employee severance benefits were derived from the individual agreements with each employee and were accrued ratably over the related remaining service period.

During 2015, we completed the shutdown of the Rogers facility which resulted in a gross margin loss of $8.0 million. We incurred $4.3 million in restructuring costs related to an impairment of fixed assets and other associated costs such as asset relocation costs. Additionally, we also experienced $2.0 million of further carrying costs associated with the closed facility and $1.7 million in depreciation. The adjusted EBITDA impact of the Rogers facility closure for 2015 was $6.3 million.

The total cost expected to be incurred as a result of the Rogers facility closure is $15.6 million, of which $4.1 million is expected to be paid in cash. As of December 31, 2015, estimated remaining cash payments total $0.4 million.

Net Sales

2015 versus 2014

Net sales in 2015 decreased $17.5 million to $727.9 million from $745.4 million in 2014.  Wheel sales in 2015 decreased $15.4 million to $721.1 million from $736.5 million in 2014. Wheel shipments increased by 1 percent in 2015 compared to 2014 with the higher volume resulting in $6.7 million higher sales compared to 2014. Net sales were unfavorably impacted by a decline in the value of the aluminum component of sales which we generally pass through to our customers and resulted in $11.3 million lower revenues. The average selling price of our wheels decreased 2 percent as the unfavorable impact of the decline in aluminum value and the mix of wheel sizes and finishes sold was offset partially by a favorable change in the volume of wheels sold. Decreases in unit shipments to FCA, BMW, Mitsubishi, Nissan, Tesla and VW were partially offset by increases in unit shipments to Ford, GM, Mazda, Subaru and Toyota.  Wheel program development revenues totaled $6.9 million in 2015 and $9.0 million in 2014.

U.S. Operations
Wheel sales of our U.S. wheel plants in 2015 decreased $81.9 million, or 32 percent, to $171.3 million from $253.2 million in 2014, reflecting a decrease in unit shipments and a decrease in the average selling price of our wheels. Unit shipments from our U.S. plants decreased 32 percent in 2015, primarily reflecting the reallocation of production volume from the Rogers facility to our plants in Mexico. The decline in volume resulted in $80.4 million lower sales. The volume impact and the 1 percent decrease in the average selling price of our wheels, primarily due to the mix of wheel sizes and finishes sold, was partially offset by an increase in the pass-through price of aluminum. The lower aluminum value decreased revenues by approximately $2.7 million when compared to 2014.

Mexico Operations
Wheel sales of our Mexico wheel plants in 2015 increased $66.5 million, or 14 percent, to $549.8 million from $483.3 million in 2014, reflecting a 17 percent increase in unit shipments offset partially by a 2 percent decrease in the average selling prices of our wheels. Unit shipments increased in 2015 with the increase in volume resulting in $83.2 million higher sales. The 2 percent decrease in the average selling price of our wheels primarily was a result of an unfavorable mix of wheel sizes and finishes sold and the lower pass-through price of aluminum. The lower aluminum value decreased revenues by approximately $8.6 million when compared to 2014.

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

When looking at our major customer mix, OEM unit shipment percentages were as follows:

Fiscal Year Ended December 31,	2015	2014	2013
Ford	42%	42%	42%
GM	25%	24%	25%
Toyota	14%	12%	12%
FCA	8%	10%	11%
International customers	11%	12%	10%
Total	100%	100%	100%

According to Ward's Auto Info Bank, overall North American production of passenger cars and light-duty trucks in 2015 increased approximately 3 percent, while production of the specific passenger car and light-duty truck programs using our wheels increased 1 percent. In contrast to the overall market, our total shipments increased by only 1 percent, resulting in our share of the North American aluminum wheel market declining by less than 1 percentage point on a year-over-year basis. The decline in market share was 2 percentage points in light-duty trucks, offset by a 2 percentage point rise in passenger car programs.

According to Ward's Automotive Group, the aluminum wheel penetration rate on passenger cars and light-duty trucks in the U.S. was 79 percent for the 2015 model year and 81 percent for the 2014 model year, compared to 80 percent for the 2013 model year. We expect the ratio of aluminum to steel wheels to remain relatively stable. In addition, our ability to increase net sales and sales volume in the future may be negatively impacted by continued customer pricing pressures, increased competition from offshore competitors and overall economic conditions that impact the sales of passenger cars and light-duty trucks.

At the customer level, shipments in 2015 to Ford increased less than 1 percent compared to 2014, as shipments of passenger car wheels increased 34 percent and light-duty truck wheels decreased 9 percent.  At the program level, the major unit shipment increases were for the Focus, Fusion, Taurus, F-Series trucks and Explorer offset by shipment decreases for the Mustang, Fiesta, MKZ, Edge, Flex, Expedition, Escape, MKC and Navigator.

Shipments to GM in 2015 increased 4 percent compared to 2014, as unit volume of passenger car wheels increased 4 percent and light-duty truck wheel shipments increased 4 percent.  The major unit shipment increases to GM were for the Malibu, Traverse, K2XX platform vehicles, Colorado and Denali/Escalade offset by major unit shipment decreases for the ATS, Volt, Impala, XTS, SRX, Enclave, Terrain and Equinox.

Shipments to Toyota in 2015 increased 17 percent compared to 2014, as shipments of passenger car wheels increased 27 percent and light-duty truck wheels increased 13 percent.  The major unit shipment increases to Toyota were for the Camry, Avalon, Corolla, Highlander, Sienna and Tacoma offset by unit shipment decreases for the Venza, Sequoia and Tundra.

Shipments to FCA in 2015 decreased 23 percent compared to 2014, as passenger car wheel shipments decreased 12 percent and unit volume of light-duty truck wheels decreased 24 percent.  The major unit shipment decreases to FCA were for the Dodge Challenger, Town and Country, Journey, Durango, Compass and Dodge-Ram trucks which were partially offset by major unit shipment increases for the Magnum/Charger.

Shipments to other customers in 2015 increased 1 percent compared to 2014, as shipments of passenger car wheels increased 6 percent while shipments of light-duty truck wheels decreased 13 percent.  Unit shipments increased to Mazda and Subaru, while shipments to Nissan, BMW and VW decreased when compared to 2014. The higher unit volumes included increases of 2,471 percent to Mazda and 3 percent to Subaru, while unit volumes decreased 26 percent to Nissan, 8 percent to BMW and 6 percent to VW. At the program level, major unit shipment increases to international customers were for Nissan's Note and Titan, Mazda 2, Scion iA, Xterra/Frontier and Subaru's Outback, offset by major unit shipment decreases for the Maxima, Tesla Model S, Nissan Xterra/Frontier and BMW X3.

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

2015 versus 2014

In 2015, consolidated cost of goods sold decreased $38.5 million to $656.7 million, or 90 percent of net sales, compared to $695.2 million, or 93 percent of net sales, in 2014. Cost of sales in 2015 primarily reflects a decrease in labor and other costs, reflective of the reallocation of production from the U.S. to facilities in Mexico, as well as due to a decline in aluminum prices, which we generally pass through to our customers, when compared to 2014. Plant labor and benefit costs decreased $23.3 million to $93.5 million in 2015, from $116.8 million in 2014. Direct material and subcontract costs increased approximately $3.2 million to $414.1 million from $410.9 million in 2014 primarily due to the 1 percent rise in sales volume. However, the increase in direct material costs was offset by a decrease of approximately $5.3 million of aluminum price which we generally pass through to our customers. Repair and maintenance costs declined $4.6 million to $22.1 million in 2015, compared to $26.7 million in 2014 and supply costs decreased $4.4 million to $19.1 million in 2015, from $23.5 million in 2014. Cost of goods sold for our U.S. operations decreased $82.4 million, while cost of goods sold for our Mexico operations increased $44.4 million, when comparing 2015 to 2014 due to the change in units sold as discussed below. Cost of sales associated with corporate services such as engineering support for wheel program development and manufacturing support decreased $0.7 million in 2015 when compared to 2014.

Productivity, measured in terms of wheels produced per labor hour increased 8 percent in 2015 when compared with 2014, and a 14 percent decrease in manufacturing labor cost per wheel was realized due to the transition of unit production to our operations in Mexico after the closure of the Roger’s manufacturing facility. Included below are the major items that impacted cost of sales for our U.S. and Mexico operations during 2015.

U.S. Operations
Cost of sales for our U.S. operations decreased by $82.4 million, or 31 percent, in 2015, when compared to 2014.  Cost of sales for our U.S. wheel plants in 2015 primarily reflects the effect of reallocating production volume to Mexico facilities which resulted in a 32 percent decline in unit shipments and reduced labor and other costs, when compared to 2014. During 2015, plant labor and benefit costs, including overtime premiums, decreased approximately $26.8 million, or 46 percent, primarily as a result of reduced headcount and decreases in contract labor, when compared to 2014. The rise in aluminum prices, which we generally pass through to our customers, was $0.5 million. During 2015, labor cost per wheel decreased 11 percent in 2015 when compared with 2014 and the wheels produced per labor hour incurred increased 20 percent, as compared to 2014. Other favorable changes in 2015 included a $3.9 million decrease in supply and small tool costs and a $4.4 million decrease in plant repair and maintenance costs. These cost reductions largely reflect the decline in production volumes due to the closure of the Roger’s facility.

Mexico Operations
Cost of sales for our Mexico operations increased by $44.4 million in 2015 when compared to 2014, which is mainly driven by a 17% increase in wheel shipments. During 2015, plant labor and benefit costs, including overtime premiums, increased approximately $3.5 million, or a 6 percent increase, when compared to last year, primarily as a result of higher average headcount and wage increases. Direct material and subcontract costs increased approximately $41.3 million to $307.2 million from $265.9 million in 2014 primarily due to the 17 percent rise in unit shipments. The increase in direct material costs was partially offset by a decrease of approximately $7.1 million of aluminum price which we generally pass through to our customers. Depreciation increased $7.9 million to $24.9 million from $17.0 million in 2014 due to the addition of the new plant in 2015. Supply and small tool costs decreased $0.4 million and plant repair and maintenance expenses decreased $0.2 million. A 21 percent decrease in labor cost per wheel manufactured in 2015 as compared to 2014, and a 3 percent increase in wheels produced per labor hour compared to 2014, reflects the impact of shifting production to the facilities in Mexico and having the new plant in Mexico operating near full capacity by the end of 2015.

2014 versus 2013

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

Gross Profit

Consolidated gross profit increased $21.0 million for 2015 to $71.2 million, or 10 percent of net sales, compared to $50.2 million, or 7 percent of net sales, last year. The increase in gross profit primarily reflects the favorable impact of the 1 percent increase in unit shipments and the decrease in labor and other costs which relates to the shift in manufacturing from our Rogers facility to facilities in Mexico.

Consolidated gross profit decreased $13.9 million in 2014 to $50.2 million, or 7 percent of net sales, compared to $64.1 million, or 8 percent of net sales, in 2013.  The decrease in gross profit primarily reflects the unfavorable impact of the 7 percent decrease in unit shipments and the $8.4 million of costs related to the Rogers facility closure which equaled 1 percent of net sales in 2014.

The cost of aluminum is a component of our selling prices to OEM customers and a significant component of the overall cost of a wheel. The price for aluminum we purchase is adjusted monthly based primarily on changes in certain published market indices. Our selling prices are adjusted periodically based upon aluminum market price changes, but the timing of such adjustments is based on specific customer agreements and can vary from monthly to quarterly. Even if aluminum selling price adjustments were to perfectly match changes in aluminum purchase prices, an increasing aluminum price will result in a declining gross margin percentage - i.e., same gross profit dollars divided by increased sales dollars equals lower gross profit percentage. The opposite is true in periods during which the price of aluminum decreases. In addition, although our sales are continuously adjusted for aluminum price changes, these adjustments rarely will match exactly the changes in our aluminum purchase prices and cost of sales.  As estimated by the company, when compared to 2014, the unfavorable impact on gross profit related to such differences in timing of aluminum adjustments was approximately $6.1 million in 2015. When comparing 2014 with 2013, the favorable impact on gross profit related to such differences in timing of aluminum adjustments was approximately $1.5 million in 2014; however, this impact was offset by unreimbursed cost increases for aluminum alloying premiums.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $34.9 million, or 5 percent of net sales, in 2015 compared to $32.3 million, or 4 percent of net sales, in 2014 and $29.5 million, or 4 percent of net sales, in 2013. The 2015 increase is primarily attributable to higher professional service fees of $1.4 million and legal fees of $0.6 million. The higher level of professional service and legal fees incurred during 2015 relate to cost incurred in association with the move of the corporate office from California to Michigan. We incurred recruiting costs, severance, relocation, duplicative costs and training costs of $4.1 million to ensure a successful transition. Compared to 2013, the $2.8 million increase in 2014 expenses primarily reflects higher professional service fees of $2.1 million, depreciation expense of $1.7 million which includes revised salvage value estimates for the company's aircraft and legal fees of $0.6 million, somewhat offset by $1.3 million lower provisions for doubtful accounts receivable.

Income from Operations

2015 versus 2014

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

Consolidated income from operations increased $18.4 million in 2015 to $36.3 million, or 5 percent of net sales, from $17.9 million, or 2 percent of net sales, in 2014.  Income from our Mexico operations increased $21.3 million and income from our U.S. operations increased $0.6 million, when comparing 2015 to 2014.  Offsetting these increases were costs relating to relocating our corporate office. Included below are the major items that impacted income from operations for our U.S. and Mexico operations during 2015.

Consolidated income from operations in 2015 was unfavorably impacted by start-up costs associated with our new wheel plant in Mexico and the transition of our corporate office. While initial commercial production began in the first quarter of 2015, cost absorption was sub-optimal until production volumes reach planned levels towards the end of the year.

U.S. Operations
Operating income from our U.S. operations for 2015 increased by $0.6 million compared to the previous year. Operating income increased in 2015 as lower costs overall offset the impact of a 32 percent decrease in unit shipments. The overall cost improvement included reductions in labor due to the reallocation of production to Mexico facilities and improved productivity, as well as lower supply, repair and maintenance costs as more fully explained in the cost of sales discussion above. However, the lower production levels had an unfavorable impact on operating income due to lower absorption of fixed overhead costs in 2015 when compared to last year. As a percentage of net sales, our gross margin decreased 2 percent in 2015 when compared to 2014.

Mexico Operations
Operating income from our Mexico operations increased by $21.3 million in 2015 compared to 2014.  Income from operations in 2015 reflects a $22.4 million increase in gross profit in 2015, as compared to 2014. The increase in gross profit is due to a 17 percent increase in unit shipments offset by lower average selling price due to an unfavorable mix of wheel sizes and finishes sold, when compared to 2014.

U.S. versus Mexico Production
During 2015, wheels produced by our Mexico and U.S. operations accounted for 78 percent and 22 percent, respectively, of our total production.  During 2014, wheels produced by our Mexico and U.S. operations accounted for 69 percent and 31 percent, respectively, of our total production.

2014 versus 2013

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

Consolidated income from operations in 2014 was unfavorably impacted by start-up costs associated with our new wheel plant in Mexico. While initial commercial production began in the first quarter of 2015, cost absorption was sub-optimal until production volumes reached planned levels towards the end of the year.

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

U.S. versus Mexico Production
During 2014, wheels produced by our Mexico and U.S. operations accounted for 69 percent and 31 percent, respectively, of our total production.  During 2013, wheels produced by our Mexico and U.S. operations accounted for 64 percent and 36 percent, respectively, of our total production. We anticipate that, absent any significant change in the market or overall demand, the percentage of production in Mexico will range between 85 percent and 90 percent of our total production for 2016.

Interest Income, net and Other Income (Expense), net
Net interest income was $0.1 million, $1.1 million and $1.7 million in 2015, 2014 and 2013, respectively due to the decrease in the average cash balance which was mainly related to the investment in a new plant in Mexico.

Net other income (expense) was expense of $1.1 million and $3.3 million in 2015 and 2014, respectively, and income of $0.6 million in 2013. Included in other income (expense) in 2014 was a $2.5 million impairment charge for an equity investment accounted for under the cost method of accounting. In 2010 we acquired a minority interest in Synergies Casting Limited ("Synergies"), a private aluminum wheel manufacturer based in Visakhapatnam, India. In October 2014, a typhoon caused significant damage to the facilities and operations of Synergies and, in the fourth quarter of 2014, we tested the $4.5 million carrying value of our investment for impairment. Based on our evaluation, we determined that an other-than-temporary impairment existed and wrote the investment down to its estimated fair value of $2.0 million.

Also included in other income (expense) net are foreign exchange gains and (losses), including losses of $1.2 million and $1.0 million in 2015 and 2014, respectively and a gain of $0.2 million in 2013.

Effective Income Tax Rate

Our income before income taxes was $35.3 million in 2015, $15.7 million in 2014 and $36.8 million in 2013. The effective tax rate on the 2015 pretax income was 32.1 percent compared to 43.9 percent in 2014 and 38.0 percent in 2013.

The 2015 effective income tax rate was 32.1 percent.   The effective tax rate was lower than the US federal statutory rate primarily as a result of net decreases in the liability for uncertain tax positions partially offset by the reversal of deferred tax assets related to stock based compensation.

Our effective income tax rate for 2014 was 43.9 percent.   The effective tax rate was higher than the US federal statutory rate primarily as a result of valuation allowances established for foreign deferred tax assets and various permanent differences including non-deductible expenses related to recent tax law changes in Mexico partially offset by a favorable net impact of a reduction in the liability for unrecognized tax positions.

Our effective income tax rate for 2013 was 38.0 percent.  The effective rate was higher than the US federal statutory rate primarily as a result of increases in the liability for unrecognized tax positions and a negative impact of a change in Mexican tax law, offset partially by the favorable impact of tax credits.

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

Net Income

Net income in 2015 was $23.9 million, or 3 percent of net sales, and included an income tax provision of $11.3 million compared to $8.8 million, or 1 percent of net sales in 2014, including an income tax provision of $6.9 million, and to $22.8 million, or 3 percent of net sales in 2013, and included an income tax provision of $14.0 million. Earnings per share were $0.90, $0.33 and $0.83 per diluted share in 2015, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, short-term investments, net cash provided by operating activities, our senior secured revolving credit facility discussed below and other external sources of funds. During the three years ended December 31, 2015, we had no bank or other interest-bearing debt. At December 31, 2015, our cash, cash equivalents and short-term investments totaled $53.0 million compared to $66.2 million at year-end 2014 and $203.1 million at the end of 2013.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, proceeds from the exercise of stock options or existing cash, cash equivalents and short-term investments, and we believe these sources will continue to meet our capital requirements in the foreseeable future. Our working capital decreased in 2015, primarily due to constructing and equipping our new wheel plant in Mexico discussed below, which was funded out of existing cash during the period. The decrease in working capital is also due to payments to repurchase our common stock, discussed below, and a decrease in inventory and other assets partially offset by an increase in accounts receivable. In December 2014, we entered into a senior secured revolving credit facility (discussed below) to provide financing, as necessary, for general corporate purposes.

During 2013 we announced our plans to build a new manufacturing facility in Mexico, in order to meet anticipated growth in demand for aluminum wheels in the North American market. In 2013, we entered into contracts for the construction of the new facility and for the purchase of equipment for the new facility. The total costs incurred to date were $132.7 million, of which $127.0 million related to the initial rated capacity of the new facility and $5.7 related to an expansion. The new facility is operational and initial commercial production began in the first quarter of 2015. The facility ramped up production in the first quarter and was near full initial rated capacity at the end of the year.

Committed to enhancing shareholder value on March 27, 2013, our Board of Directors approved the 2013 Repurchase Program, authorizing the repurchase of up to $30.0 million of our common stock. Under the 2013 Repurchase Program, we repurchased 1,510,759 shares of company stock at a cost of $30.0 million of which 1,089,560 shares were repurchased for $21.8 million in 2014. In October 2014, our Board of Directors approved the 2014 Repurchase Program, authorizing the repurchase of up to $30.0 million of our common stock. Through December 31, 2015, we repurchased 1,056,954 shares of company stock at a cost of $19.6 million under the 2014 Repurchase Program. The 2014 Repurchase Program was completed in January 2016, with purchases since December 31, 2015 of 585,970 shares for a cost of $10.3 million. In January of 2016, our Board of Directors approved a new stock repurchase program (the “2016 Repurchase Program”), authorizing the repurchase of up to $50.0 million of common stock.  Under the 2016 Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. The timing and extent of the repurchases under the 2016 Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion.

On December 19, 2014, we entered into a senior secured credit agreement (the "Credit Agreement") with J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. (“JPMCB”) and Wells Fargo Bank, National Association (together with JPMCB, the “Lenders”). The Credit Agreement consists of a senior secured revolving credit facility in an initial aggregate principal amount of $100.0 million (the “Facility”). In addition, the company is entitled to request, subject to certain terms and conditions and the agreement of the Lenders, an increase in the aggregate revolving commitments under the Facility or to obtain incremental term loans in an aggregate amount not to exceed $50.0 million, which are uncommitted to by any lender. The company intends to use the proceeds of the Facility to finance the working capital needs, and for the general corporate purposes of the company and its subsidiaries. At December 31, 2015, we had no borrowings under the Facility.

The following table summarizes the cash flows from operating, investing and financing activities as reflected in the consolidated statements of cash flows.

Fiscal Year Ended December 31,	2015	2014	2013
(Thousands of dollars)
Net cash provided by operating activities	$59,349	$11,627	$69,252
Net cash used in investing activities	(34,946)	(110,435)	(67,424)
Net cash used in financing activities	(31,348)	(33,612)	(5,566)
Effect of exchange rate changes on cash	(3,470)	(4,430)	(325)
Net (decrease) increase in cash and cash equivalents	$(10,415)	$(136,850)	$(4,063)

2015 versus 2014

Our liquidity remained strong in 2015. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $172.0 million and 3.3:1, respectively, at December 31, 2015, versus $204.0 million and 3.8:1 at December 31, 2014.  The 2015 decrease in working capital resulted primarily from expenditures for an expansion to our new Mexican wheel plant, repurchases of our common stock (see "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in this Annual Report) and timing of activity affecting the working capital accounts. We generate our principal working capital resources primarily through operations. The increase in cash from working capital in 2015 primarily reflects a lower balance of inventory and prepaid aluminum in addition to a higher balance in accrued expenses, offset by higher accounts receivable, and lower accounts payable. Assuming continuation of our historically strong liquidity, which includes funds available under our revolving credit facility, we believe we are well positioned to take advantage of new and complementary business opportunities, and to fund our working capital and capital expenditure requirements for the foreseeable future.

Net cash provided by operating activities increased $47.7 million to $59.3 million for 2015, compared to net cash provided by operating activities of $11.6 million for 2014.  The primary operating activities during 2015 included net income of $23.9 million and depreciation of $34.5 million. Additional sources of cash flow related to an $11.5 million decrease in inventories, $4.7 million increase in income tax payable and $4.6 million increase in other current liabilities. Offsetting amounts were cash flow uses of $14.0 million increase in accounts receivable, $2.1 million increase in other assets and a $1.1 million decrease in accounts payable.

Our principal investing activities during 2015 were the funding of $39.5 million of capital expenditures and the purchase of $1.0 million of certificates of deposit, partially offset by the receipt of $3.8 million cash proceeds from maturing certificates of deposit and $1.8 million proceeds from sales of fixed assets.  Principal investing activities during 2014 included the funding of $112.6 million of capital expenditures and the purchase of $3.8 million of certificates of deposit, partially offset by the receipt of $3.8 million cash proceeds from maturing certificates of deposit and $1.9 million proceeds from sales of fixed assets.

Our principal financing activities during 2015 consisted of the repurchase of our common stock for cash totaling $19.6 million and payment of cash dividends on our common stock totaling $19.1 million, partially offset by the receipt of cash proceeds from the exercise of stock options totaling $7.3 million. Financing activities during 2014 consisted of the repurchase of our common stock for cash totaling $21.8 million and payment of cash dividends on our common stock totaling $19.4 million, partially offset by the receipt of cash proceeds from the exercise of stock options totaling $7.4 million.

2014 versus 2013

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

Net cash provided by operating activities decreased $57.6 million to $11.6 million for 2014, compared to net cash provided by operating activities of $69.3 million for 2013.  The primary operating activities during 2014 included net income of $8.8 million, and adjustments for non-cash items of $37.2 million, primarily due to depreciation of $35.6 million, impairment of long-lived assets of $2.5 million and stock-based compensation expense of $2.3 million, partially offset by tax liability changes of ($5.8) million as well as net decreases in operating cash flows from changes in operating assets and liabilities totaling ($34.4) million. Changes in operating assets included a ($16.2) million increase in our accounts receivable, a ($9.3) million increase in inventory and ($14.0) million higher other assets primarily due to increases in prepaid aluminum and customer owned tooling. The changes in operating liabilities in 2014 included a $6.4 million increase for income taxes payable and a $4.8 million increase in other liabilities primarily related to deferred tooling revenues, partially offset by a ($6.1) million decrease in accounts payable.

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

We have operations in Mexico with sale and purchase transactions denominated in both pesos and dollars.  The peso is the functional currency of certain of our operations in Mexico. The settlement of accounts receivable and accounts payable transactions denominated in a non-functional currency results in foreign currency transaction gains and losses. In 2015, the value of the Mexican peso decreased by 17 percent in relation to the U.S. dollar.  For the years ended December 31, 2015 and 2014 we had foreign currency transaction losses of $1.2 million and $1.0 million, respectively, and for the year ended December 31, 2013, we had a foreign currency transaction gain of $0.2 million, which are included in other income (expense) in the Consolidated Income Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

Since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of changes in value of our foreign operations relative to the U.S. dollar has resulted in a cumulative unrealized translation loss at December 31, 2015 of $88.3 million. Translation gains and losses are included in other comprehensive income (loss) in the Consolidated Statements of Shareholders' Equity in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

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
We are entering into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our material foreign exchange exposures, typically for up to 36 months. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to accounting considerations and the prohibitive economic cost of hedging particular exposures. We do not use derivative contracts for trading, market-making, or speculative purposes. For additional information on our derivatives, see Notes 4 and 15 of the Notes to the Financial Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

When market conditions warrant, we may enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We previously had several purchase commitments for the delivery of natural gas through 2015. These natural gas contracts were considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided for under U.S. GAAP.

Contractual Obligations

Contractual obligations as of December 31, 2015 are as follows (amounts in millions):

	Payments Due by Fiscal Year
Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Retirement plans	$1.6	$1.2	$1.5	$1.4	$1.5	$48.8	$56.0
Purchase obligations	1.1	—	—	—	—	—	1.1
Operating leases	1.2	0.6	0.7	0.4	0.4	2.7	6.0
Total	$3.9	$1.8	$2.2	$1.8	$1.9	$51.5	$63.1

The table above includes, under Purchase Obligations, amounts committed related to expansion or purchase of equipment. The table above does not reflect unrecognized tax benefits of $7.3 million, for which the timing of settlement is uncertain, and a $14.2 million liability carried on our consolidated balance sheet at December 31, 2015 for derivative financial instruments maturing in 2016 through 2018.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no significant off-balance sheet arrangements.

Inflation

Inflation has not had a material impact on our results of operations or financial condition for the three years ended December 31, 2015. Cost increases in our principal raw material, aluminum, fundamentally are passed through to our customers, with timing of the pass-through dependent on the specific commercial agreements. Wage increases have averaged approximately 3 percent during this period. Cost increases for labor, other raw materials and for energy may not be recovered in our selling prices. Additionally, competitive global pricing pressures are expected to continue, which may lessen the possibility of recovering these types of cost increases in selling prices.

NON-GAAP FINANCIAL MEASURES

In this annual report, we discuss two important measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”), value added sales and Adjusted EBITDA.

Value added sales is a key measure that is not calculated according to GAAP. In the discussion of operating results, we provide information regarding value added sales. Value added sales represent net sales less the value of aluminum and services provided by OSP’s that are included in net sales. As discussed further below, arrangements with our customers allow us to pass on changes in aluminum prices and OSP costs; therefore, fluctuations in underlying aluminum price and the use of OSP’s generally do not directly impact our profitability. Accordingly, value added sales is worthy of being highlighted for the benefit of users of our financial statements. Our intent is to allow users of the financial statements to consider our net sales information both with and without the aluminum and OSP cost components thereof.

Fiscal Year Ended December 31,	2015	2014	2013	2012	2011
(Thousands of dollars)
Net Sales	$727,946	$745,447	$789,564	$821,454	$822,172
Less, aluminum value and OSP	(367,100)	(376,092)	(388,973)	(423,539)	(442,052)
Value added sales	$360,846	$369,355	$400,591	$397,915	$380,120

Adjusted EBITDA is a key measure that is not calculated according to GAAP. Adjusted EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, amortization, restructuring charges and other closure costs and impairments of long-lived assets and investments. We use Adjusted EBITDA as an important indicator of the operating performance of our business. Adjusted EBITDA is used in our internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors and evaluating short-term and long-term operating trends in our operations. We believe the Adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies.

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

The following table reconciles our net income, the most directly comparable GAAP financial measure, to our Adjusted EBITDA:

Fiscal Year Ended December 31,	2015	2014	2013	2012	2011
(Thousands of dollars)
Net income	$23,944	$8,803	$22,824	$30,891	$67,169
Interest (income), net	(103)	(1,095)	(1,691)	(1,252)	(1,101)
Tax expense (benefit)	11,339	6,899	14,017	3,598	(25,243)
Depreciation (1)	34,530	35,582	28,466	26,362	27,538
Restructuring impairment and closure costs (excluding accelerated depreciation) (2)	6,343	5,564	—	—	1,337
Loss on sale of unconsolidated affiliates	—	—	—	—	—
Adjusted EBITDA	$76,053	$55,753	$63,616	$59,599	$69,700
Adjusted EBITDA as a percentage of net sales	10.4%	7.5%	8.1%	7.3%	8.5%
Adjusted EBITDA as a percentage of value added sales	21.1%	15.1%	15.9%	15.0%	18.3%

(1) Depreciation expense in 2015 and 2014 includes $1.7 million and $6.5 million, respectively of accelerated depreciation charges as a result of shortened estimated useful lives due to restructuring activities described in Note 2 - Restructuring in Notes to Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data in this Annual Report.

(2) During 2015, we completed the shutdown of the Rogers facility which resulted in a gross margin loss of $8.0 million. We incurred $4.3 million in restructuring costs related to an impairment of fixed assets and other associated costs such as asset relocation costs. Additionally, we also experienced $2.0 million of further closure costs including inefficiencies and $1.7 million in depreciation. The adjusted EBITDA impact of the Rogers facility closure for 2015 was $6.3 million, which includes the $4.3 million of restructuring costs and $2.0 million of inefficiency costs related to the closure. During 2014, we recorded $3.1 of restructuring costs excluding accelerated depreciation and we impaired an investment by $2.5 million.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to apply significant judgment in making estimates and assumptions that affect amounts reported therein, as well as financial information included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. These estimates and assumptions, which are based upon historical experience, industry trends, terms of various past and present agreements and contracts, and information available from other sources that are believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent through other sources. There can be no assurance that actual results reported in the future will not differ from these estimates, or that future changes in these estimates will not adversely impact our results of operations or financial condition. As described below, the most significant accounting estimates inherent in the preparation of our financial statements include estimates and assumptions as to revenue recognition, inventory valuation, amortization of preproduction costs, impairment of and the estimated useful lives of our long-lived assets and the fair value of stock-based compensation, as well as those used in the determination of liabilities related to self-insured portions of employee benefits, workers' compensation and derivatives and deferred income taxes.

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

Derivative Financial Instruments and Hedging Activities - In order to hedge exposure related to fluctuations in foreign currency rates and the cost of certain commodities used in the manufacture of our products, we periodically may purchase derivative financial instruments such as forward contracts, options or collars to offset or mitigate the impact of such fluctuations. Programs to hedge currency rate exposure may address ongoing transactions including, foreign-currency-denominated receivables and payables, as well as specific transactions related to purchase obligations. Programs to hedge exposure to commodity cost fluctuations would be based on underlying physical consumption of such commodity. At December 31, 2015, we held forward currency exchange contracts as discussed below.

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

We enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, and other raw materials. Our natural gas contracts were considered to be derivative instruments under US GAAP. However, upon entering into these contracts, we expected to fulfill our purchase commitments and take full delivery of the contracted quantities of natural gas during the normal course of business. Accordingly, under U.S. GAAP, these purchase contracts are not accounted for as derivatives because they qualify for the normal purchase normal sale exception under U.S. GAAP, unless there is a change in the facts or circumstances that causes management to believe that these commitments would not be used in the normal course of business. See Note 15 - Commitments and Contingent Liabilities in Notes to Consolidated Financial Statements in Item 8 for additional information pertaining to these purchase commitments.

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
Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 - Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.
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

Preproduction Costs and Revenue Recognition Related to Long-Term Supply Arrangements - We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all preproduction engineering costs for which reimbursement is not contractually guaranteed by the customer or that are in excess of the contractually guaranteed reimbursement amount. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customer and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Changes in the facts and circumstances of individual wheel programs may accelerate the amortization of both the cost of the customer-owned tooling and the deferred tooling reimbursement revenues. Recognized tooling reimbursement revenues totaled approximately $5.8 million, $8.2 million and $9.3 million, in 2015, 2014 and 2013, respectively, and are included in net sales in the Consolidated Income Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report. The following tables summarize the unamortized customer-owned tooling costs included in our long-term other assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities:

December 31,	2015	2014
(Dollars in Thousands)
Unamortized Preproduction Costs
Preproduction costs	$73,095	$65,621
Accumulated amortization	(58,632)	(53,408)
Net preproduction costs	$14,463	$12,213

Deferred Tooling Revenue
Accrued expenses	$2,908	$4,833
Other non-current liabilities	1,266	2,449
Total deferred tooling revenue	$4,174	$7,282

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

The following information illustrates the sensitivity to a change in certain assumptions of our unfunded retirement plans as of December 31, 2015. Note that these sensitivities may be asymmetrical, and are specific to 2015. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

The effect of the indicated increase (decrease) in selected factors is shown below (in thousands):

			Increase (Decrease) in:
			Projected Benefit
	Percentage		Obligation at	2015 Net Periodic
Assumption	Change		December 31, 2015	Pension Cost
Discount rate	+	1.0%	$(3,319)	$(178)
Rate of compensation increase	+	1.0%	$495	$63

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

In September 2015, the FASB issued an accounting standards update with new guidance that eliminates the requirement in a business combination to restate prior period financial statements for measurement period adjustments. Instead, measurement period adjustments will be recognized in the reporting period in which the adjustment is identified. The standards update is effective for fiscal years and interim periods beginning after December 15, 2015. The amendments should be applied prospectively to measurement period adjustments that occur after the effective date of this update with early adoption permitted for financial statements that have not been issued. We will adopt this standards update as required and recognize any such future adjustments accordingly.

 In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 requires entities to present deferred tax assets and liabilities as noncurrent in a classified balance sheet instead of separating into current and noncurrent amounts. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, on a prospective or retrospective basis. Early adoption is permitted for all companies in any interim or annual period. ASU 2015-17 was early adopted as of December 31, 2015 on a prospective basis and prior periods have not been restated. The adoption of ASU 2015-17 did not have an impact on the Company's consolidated results of operations, net assets, or cash flows. See Note 10 for additional information regarding deferred tax assets and liabilities.

In February of 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency.    A significant portion of our business operations are conducted in Mexico. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities and, prior to 2014, we had not entered into any significant foreign exchange contracts. However, as a result of customer requirements, a significant shift is occurring in the currency denominated in our contracts with our customers. As a result of this change, we currently project that in 2016 and beyond the vast majority of our revenues will be denominated in the U.S. dollar, rather than a more balanced mix of U.S. dollar and Mexican peso. In the past we have relied upon significant revenues denominated in the Mexican peso to provide a "natural hedge" against foreign exchange rate changes impacting our peso denominated costs incurred at our facilities in Mexico. Accordingly, the foreign exchange exposure associated with peso denominated costs is a growing risk that could have a material adverse effect on our operating results.

In accordance with our corporate risk management policies, we may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our material foreign exchange exposures, typically for up to 36 months. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to accounting considerations and the prohibitive economic cost of hedging particular exposures. We do not use derivative contracts for trading, market-making, or speculative purposes. For additional information on our derivatives, see Note 4 - Derivative Financial Instruments and Note 15 - Commitments and Contingent Liabilities in Notes to Consolidated Financial Statements in Item 8.

At December 31, 2015 the fair value liability of foreign currency exchange derivatives was $14.0 million. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would be $14.2 million at December 31, 2015.

During 2015, the Mexican peso to U.S. dollar exchange rate averaged 15.8 pesos to $1.00. Based on the balance sheet at December 31, 2015, the value of net assets for our operations in Mexico was 2,279 million pesos. Accordingly, a 10 percent change in the relationship between the peso and the U.S. dollar may result in a translation impact of between $13.1 million and $16.0 million, which would be recognized in other comprehensive income (loss).

Our business requires us to settle transactions between currencies in both directions - i.e., peso to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” For the full year 2015, we had a $1.2 million net foreign exchange transaction loss related to the peso. Based on the current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances. As discussed above, while changes in the terms of the contracts with our customers will be creating an imbalance between currencies that we are hedging with foreign currency forward contracts, there can be no assurances that our hedging program will effectively offset the impact of the imbalance between currencies or that the net transaction balance will not change significantly in the future.

Natural Gas Purchase Commitments.  When market conditions warrant, we enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as natural gas. However, under no circumstances do we enter into derivatives or other financial instrument transactions for speculative purposes. At December 31, 2015, we had no natural gas purchase agreements outstanding.

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
Southfield, Michigan

We have audited the accompanying consolidated balance sheets of Superior Industries International, Inc. and subsidiaries (the “Company”) as of December 27, 2015 and December 28, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years ended December 27, 2015, December 28, 2014, and December 29, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Superior Industries International, Inc. and subsidiaries as of December 27, 2015 and December 28, 2014, and the results of their operations and their cash flows for each of the three years ended December 27, 2015, December 28, 2014, and December 29, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 27, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Detroit, Michigan
March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Superior Industries International, Inc.
Southfield, Michigan

We have audited the internal control over financial reporting of Superior Industries International, Inc. and subsidiaries (the “Company”) as of December 27, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 27, 2015 of the Company and our report dated March 11, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Detroit, Michigan
March 11, 2016

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED INCOME STATEMENTS
(Dollars in thousands, except per share data)

Fiscal Year Ended December 31,	2015	2014	2013
NET SALES	$727,946	$745,447	$789,564
Cost of sales:
Cost of sales	650,717	686,796	725,503
Restructuring costs (Note 2)	6,012	8,429	—
	656,729	695,225	725,503
GROSS PROFIT	71,217	50,222	64,061
Selling, general and administrative expenses	34,923	32,309	29,468
INCOME FROM OPERATIONS	36,294	17,913	34,593

Interest income, net	103	1,095	1,691
Other (expense) income, net	(1,114)	(3,306)	557
INCOME BEFORE INCOME TAXES	35,283	15,702	36,841

Income tax provision	(11,339)	(6,899)	(14,017)
NET INCOME	$23,944	$8,803	$22,824
EARNINGS PER SHARE - BASIC	$0.90	$0.33	$0.83
EARNINGS PER SHARE - DILUTED	$0.90	$0.33	$0.83

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

Fiscal Year Ended December 31,	2015	2014	2013

Net income	$23,944	$8,803	$22,824
Other comprehensive (loss) income, net of tax:
Foreign currency translation loss	(16,810)	(13,369)	(521)
Change in unrecognized losses on derivative instruments:
Change in fair value of derivatives	(7,189)	(7,598)	—
Tax benefit	2,665	2,833	—
Change in unrecognized losses on derivative instruments, net of tax	(4,524)	(4,765)	—
Defined benefit pension plan:
Actuarial gains (losses) on pension obligation, net of curtailments and amortization	1,807	(4,686)	4,477
Tax (provision) benefit	(761)	1,758	(1,705)
Pension changes, net of tax	1,046	(2,928)	2,772
Other comprehensive (loss) income, net of tax	(20,288)	(21,062)	2,251
Comprehensive income (loss)	$3,656	$(12,259)	$25,075

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

Fiscal Year Ended December 31,	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$52,036	$62,451
Short-term investments	950	3,750
Accounts receivable, net	112,588	102,493
Inventories	61,769	74,677
Income taxes receivable	1,104	3,740
Deferred income taxes, net	—	9,897
Other current assets	14,476	17,768
Assets held for sale	2,897	1,235
Total current assets	245,820	276,011
Property, plant and equipment, net	234,646	255,035
Investment in unconsolidated affiliate	2,000	2,000
Non-current deferred income taxes, net	25,598	17,852
Other non-current assets	31,865	29,012
Total assets	$539,929	$579,910

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,913	$23,938
Accrued expenses	46,214	48,024
Income taxes payable	6,735	—
Total current liabilities	73,862	71,962

Non-current income tax liabilities	4,510	13,621
Non-current deferred income tax liabilities, net	8,094	15,122
Other non-current liabilities	39,551	40,199
Commitments and contingent liabilities (Note 15)	—	—
Shareholders' equity:
Preferred stock, $0.01 par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, $0.01 par value
Authorized - 100,000,000 shares
Issued and outstanding - 26,098,895 shares
(26,730,247 shares at December 31, 2014)	88,108	81,473
Accumulated other comprehensive loss	(101,713)	(81,425)
Retained earnings	427,517	438,958
Total shareholders' equity	413,912	439,006
Total liabilities and shareholders' equity	$539,929	$579,910

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FISCAL YEAR ENDED DECEMBER 31, 2014
(Dollars in thousands, except per share data)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock		Unrecognized
	Number of Shares	Amount	Gains/Losses on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT FISCAL YEAR END 2013	27,155,550	$75,305	$—	$(2,258)	$(58,105)	$468,121	$483,063

Net income						8,803	8,803
Change in unrecognized gains/losses on derivative instruments, net of tax			(4,765)			—	(4,765)
Change in employee benefit plans, net of taxes			—	(2,928)		—	(2,928)
Net foreign currency translation adjustment			—	—	(13,369)	—	(13,369)
Stock options exercised	453,745	7,423	—	—	—	—	7,423
Restricted stock awards granted, net of forfeitures	210,512	—	—	—	—	—	—
Stock-based compensation expense	—	2,315	—	—	—	—	2,315
Tax impact of stock options	—	(416)	—	—	—	—	(416)
Common stock repurchased	(1,089,560)	(3,154)	—	—	—	(18,636)	(21,790)
Cash dividends declared ($0.72 per share)	—	—	—	—	—	(19,330)	(19,330)
BALANCE AT FISCAL YEAR END 2014	26,730,247	$81,473	$(4,765)	$(5,186)	$(71,474)	$438,958	$439,006

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FISCAL YEAR ENDED DECEMBER 31, 2015
(Dollars in thousands, except per share data)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock		Unrecognized
	Number of Shares	Amount	Gains/Losses on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT FISCAL YEAR END 2014	26,730,247	$81,473	$(4,765)	$(5,186)	$(71,474)	$438,958	$439,006

Net income						23,944	23,944
Change in unrecognized gains/losses on derivative instruments, net of tax			(4,524)			—	(4,524)
Change in employee benefit plans, net of taxes			—	1,046		—	1,046
Net foreign currency translation adjustment			—	—	(16,810)	—	(16,810)
Stock options exercised	420,642	7,265	—	—	—	—	7,265
Restricted stock awards granted, net of forfeitures	4,960	—	—	—	—	—	—
Stock-based compensation expense	—	2,807	—	—	—	—	2,807
Tax impact of stock options	—	—	—	—	—	—	—
Common stock repurchased	(1,056,954)	(3,437)	—	—		(16,201)	(19,638)
Cash dividends declared ($0.72 per share)	—	—	—	—	—	(19,184)	(19,184)
BALANCE AT FISCAL YEAR END 2015	26,098,895	$88,108	$(9,289)	$(4,140)	$(88,284)	$427,517	$413,912

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Fiscal Year Ended December 31,	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,944	$8,803	$22,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,530	35,582	28,466
Tax liabilities, non-cash changes	(9,531)	(5,771)	5,630
Impairments of long-lived assets and other charges	2,688	2,500	—
Stock-based compensation	2,807	2,315	2,685
Other non-cash items	1,400	2,560	(1,095)
Changes in operating assets and liabilities:
Accounts receivable	(14,030)	(16,184)	9,074
Inventories	11,509	(9,297)	5,716
Other assets and liabilities	2,469	(9,138)	3,578
Accounts payable	(1,132)	(6,109)	(2,549)
Income taxes	4,695	6,366	(4,780)
Non-current tax liabilities	—	—	(297)
NET CASH PROVIDED BY OPERATING ACTIVITIES	59,349	11,627	69,252

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(39,543)	(112,556)	(67,980)
Proceeds from sales and maturities of investments	3,750	3,750	3,970
Purchase of investments	(950)	(3,750)	(3,750)
Proceeds from sales of fixed assets	1,815	1,873	16
Other	(18)	248	320
NET CASH USED IN INVESTING ACTIVITIES	(34,946)	(110,435)	(67,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(19,082)	(19,351)	(550)
Cash paid for common stock repurchase	(19,638)	(21,790)	(8,133)
Proceeds from exercise of stock options	7,265	7,423	2,865
Excess tax benefits from exercise of stock options	107	106	252
NET CASH USED IN FINANCING ACTIVITIES	(31,348)	(33,612)	(5,566)

Effect of exchange rate changes on cash	(3,470)	(4,430)	(325)

Net (decrease) increase in cash and cash equivalents	(10,415)	(136,850)	(4,063)

Cash and cash equivalents at the beginning of the period	62,451	199,301	203,364

Cash and cash equivalents at the end of the period	$52,036	$62,451	$199,301

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Headquartered in Southfield, Michigan, the principal business of Superior Industries International, Inc. (referred to herein as the “company” or “we,” “us” and “our”) is the design and manufacture of aluminum wheels for sale to original equipment manufacturers ("OEMs"). We are one of the largest suppliers of cast aluminum wheels to the world’s leading automobile and light truck manufacturers, with manufacturing operations in the United States and Mexico. Customers in North America represent the principal market for our products. As described in Note 5 - Business Segments, the company operates as a single integrated business and, as such, has only one operating segment - automotive wheels.

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

Our fiscal year is the 52- or 53-week period ending generally on the last Sunday of the calendar year. The fiscal years 2015, 2014 and 2013 comprised the 52-week periods ended on December 27, 2015, December 28, 2014 and December 29, 2013, respectively. For convenience of presentation, all fiscal years are referred to as beginning as of January 1, and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.

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

Restricted Deposits

We purchase certificates of deposit that mature within twelve months and are used to secure or collateralize letters of credit securing our workers’ compensation obligations.  At December 31, 2015 and 2014, certificates of deposit totaling $1.0 million and $3.8 million, respectively, were restricted in use and were classified as short-term investments on our consolidated balance sheet.
Derivative Financial Instruments and Hedging Activities

In order to hedge exposure related to fluctuations in foreign currency rates and the cost of certain commodities used in the manufacture of our products, we periodically may purchase derivative financial instruments such as forward contracts, options or collars to offset or mitigate the impact of such fluctuations. Programs to hedge currency rate exposure may address ongoing transactions including, foreign-currency-denominated receivables and payables, as well as specific transactions related to purchase obligations. Programs to hedge exposure to commodity cost fluctuations would be based on underlying physical consumption of such commodity. At December 31, 2015 we held forward currency exchange contracts discussed below. At December 31, 2014 we held derivative financial instruments as well as the natural gas contracts discussed below.

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

We enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas, and other raw materials. Our natural gas contracts are considered to be derivative instruments under U.S. GAAP. However, upon entering into these contracts, we expect to fulfill our purchase commitments and take full delivery of the contracted quantities of natural gas during the normal course of business. Accordingly, under U.S. GAAP, these purchase contracts are not accounted for as derivatives because we qualify for the normal purchase normal sale exception under U.S. GAAP, unless there is a change in the facts or circumstances that causes management to believe that these commitments would not be used in the normal course of business. See Note 15 - Commitments and Contingent Liabilities for additional information pertaining to these purchase commitments.

Non-Cash Investing Activities

As of December 31, 2015, 2014 and 2013, $1.1 million, $6.4 million and $32.4 million, respectively, of equipment had been purchased but not yet paid for and are included in accounts payable and accrued liabilities in our consolidated balance sheets.

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

Inventories

Inventories, which are categorized as raw materials, work-in-process or finished goods, are stated at the lower of cost or market using the first-in, first-out method. When necessary, management uses estimates of net realizable value to record inventory reserves for obsolete and/or slow-moving inventory. Aluminum is the primary material component in our inventories. Our aluminum requirements are supplied from two primary vendors, each accounting for more than 10 percent of our aluminum purchases during 2015 and 2014.

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

Preproduction Costs and Revenue Recognition Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all preproduction engineering costs for which reimbursement is not contractually guaranteed by the customer or which are in excess of the contractually guaranteed reimbursement amount. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customer and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Changes in the facts and circumstances of individual wheel programs may accelerate the amortization of both the cost of customer-owned tooling and the deferred tooling reimbursement revenues. Recognized tooling reimbursement revenues, which totaled $5.8 million, $8.2 million and $9.3 million in 2015, 2014 and 2013, respectively, are included in net sales in the consolidated income statements. The following tables summarize the unamortized customer-owned tooling costs included in our non-current other assets, and the deferred tooling revenues included in accrued liabilities and other non-current liabilities:

December 31,	2015	2014
(Dollars in Thousands)
Customer-Owned Tooling Costs
Preproduction costs	$73,095	$65,621
Accumulated amortization	(58,632)	(53,408)
Net preproduction costs	$14,463	$12,213

Deferred Tooling Revenue
Accrued expenses	$2,908	$4,833
Other non-current liabilities	1,266	2,449
Total deferred tooling revenue	$4,174	$7,282

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

When facts and circumstances indicate that there may have been a loss in value, management will also evaluate its cost method investments to determine whether there was an other-than-temporary impairment. If a loss in the value of the investment is determined to be other than temporary, then the decline in value is recognized as a loss. See Note 9 - Investment in Unconsolidated Affiliate and Note 2 - Restructuring, for discussion of investment impairment.

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

Any gains and losses recorded as a result of the remeasurement of monetary assets and liabilities into the functional currency are reflected as transaction gains and losses and included in other income (expense) in the consolidated income statements. We had foreign currency transaction losses of $1.2 million and $1.0 million for the years ended December 31, 2015 and 2014, while we had a foreign currency gain of $0.2 million for the year ended December 31, 2013, which are included in other income (expense) in the consolidated income statements. In addition, we have a minority investment in India that has a functional currency of the Indian rupee.

When our foreign subsidiaries translate their financial statements from the functional currency to the reporting currency, the balance sheet accounts are translated using the exchange rates in effect at the end of the accounting period and retained earnings is translated using historical rates. The income statement accounts are generally translated at the weighted average of exchange rates during the period and the cumulative effect of translation is recorded as a separate component of accumulated other comprehensive income (loss) in shareholders' equity, as reflected in the consolidated statements of shareholders' equity. The value of the Mexican peso decreased by 17 percent in relation to the U.S. dollar in 2015.

Revenue Recognition

Sales of products and any related costs are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Tooling reimbursement revenues related to initial tooling reimbursed by our customers are deferred and recognized over the expected life of the wheel program on a straight line basis, as discussed above.

Research and Development

Research and development costs (primarily engineering and related costs) are expensed as incurred and are included in cost of sales in the consolidated income statements. Amounts expensed during each of the three years in the period ended 2015, 2014 and 2013 were $2.6 million, $4.4 million, and $4.8 million, respectively.

Value-Added Taxes

Value-added taxes that are collected from customers and remitted to taxing authorities are excluded from sales and cost of sales.

Stock-Based Compensation

We account for stock-based compensation using the fair value recognition method in accordance with U.S. GAAP. We recognize these compensation costs net of the applicable forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three to four years. We estimate the forfeiture rate based on our historical experience. See Note 16 - Stock-Based Compensation for additional information concerning our share-based compensation awards.

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

We account for uncertain tax positions utilizing a two-step approach to evaluate tax positions. Step one, recognition, requires evaluation of the tax position to determine if based solely on technical merits it is more likely than not to be sustained upon examination. Step two, measurement, is addressed only if a position is more likely than not to be sustained. In step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement with tax authorities. If a position does not meet the more likely than not threshold for recognition in step one, no benefit is recorded until the first subsequent period in which the more likely than not standard is met, the issue is resolved with the taxing authority, or the statute of limitations expires. Positions previously recognized are derecognized when we subsequently determine the position no longer is more likely than not to be sustained. Evaluation of tax positions, their technical merits, and measurements using cumulative probability are highly subjective management estimates. Actual results could differ materially from these estimates.

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

Year Ended December 31,	2015	2014	2013
(Thousands of dollars, except per share amounts)
Basic Earnings Per Share
Reported net income	$23,944	$8,803	$22,824
Weighted average shares outstanding	26,599	26,908	27,392
Basic earnings per share	0.90	$0.33	$0.83

Diluted Earnings Per Share
Reported net income	$23,944	$8,803	$22,824
Weighted average shares outstanding	26,599	26,908	27,392
Weighted average dilutive stock options	34	112	139
Weighted average shares outstanding - diluted	26,633	27,020	27,531
Diluted earnings per share	$0.90	$0.33	$0.83

The following potential shares of common stock were excluded from the diluted earnings per share calculations because they would have been anti-dilutive due to their exercise prices exceeding the average market prices for the respective periods: for the year ended December 31, 2015 options to purchase 147,150 shares at prices ranging from $21.84 to $22.57; for the year ended December 31, 2014 options to purchase 985,677 shares at prices ranging from $22.57 to $43.22; and for the year ended December 31, 2013 options to purchase 1,291,427 shares at prices ranging from $19.19 to $43.22 per share. In addition, the performance shares discussed in Note 16 - Stock-Based Compensation are not included in the diluted income per share because the performance metrics had not been met as of the year ended December 31, 2015.

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

In September 2015, the FASB issued an accounting standards update with new guidance that eliminates the requirement in a business combination to restate prior period financial statements for measurement period adjustments. Instead, measurement period adjustments will be recognized in the reporting period in which the adjustment is identified. The standards update is effective for fiscal years and interim periods beginning after December 15, 2015. The amendments should be applied prospectively to measurement period adjustments that occur after the effective date of this update with early adoption permitted for financial statements that have not been issued. We will adopt this standards update as required and recognize any such future adjustments accordingly.

 In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 requires entities to present deferred tax assets and liabilities as noncurrent in a classified balance sheet instead of separating into current and noncurrent amounts. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, on a prospective or retrospective basis. Early adoption is permitted for all companies in any interim or annual period. ASU 2015-17 was early adopted as of December 31, 2015 on a prospective basis and prior periods have not been restated. As of December 31, 2014, the company had $9.9 million of deferred tax assets which remains classified as current in the consolidated balance sheet. The adoption of ASU 2015-17 did not have an impact on the Company's consolidated results of operations, net assets, or cash flows. See Note 10 for additional information regarding deferred tax assets and liabilities.

In February of 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

NOTE 2 - RESTRUCTURING

On July 30, 2014, we announced the planned closure of our wheel manufacturing facility located in Rogers, Arkansas. During the fourth quarter of 2014, we shifted production to our other locations and closed operations at the Rogers facility. The closure resulted in a reduction of workforce of approximately 500 employees. The action was undertaken in order to reduce costs and enhance our global competitive position. In addition, other measures were taken to reduce costs including the sale of the company's two aircraft. One airplane was sold for cash in September 2014, incurring a $0.2 million loss on sale. The remaining airplane was classified as held-for-sale with a carrying value of $0.9 million and was included in other current assets on our consolidated balance sheet at December 31, 2014. In February 2015, this airplane was also sold.

Included in selling, general and administrative expense in the consolidated income statements for the year ended December 31, 2014 are charges totaling $1.1 million to reduce the carrying balance of the aircraft held for sale to its estimated fair value. Cost of sales for the year ended December 31, 2014 includes $5.4 million of depreciation accelerated due to shorter useful lives for assets to be retired after operations ceased at the Rogers facility. During 2015, we recorded $6.0 million of restructuring costs which related to severance, other costs and depreciation.

As noted above, the operations ceased at the Rogers facility during the fourth quarter of 2014. The property is currently held for sale. Based on the current carrying value of the land and building of $2.9 million, we do not expect a loss on sale at this time. In addition, after production ceased at the facility, machinery and equipment to be held and used at our other plants will be transferred, with the carrying values depreciating over the remaining estimated useful lives of these assets. We transferred a significant amount of assets to other facilities during 2015 and we determined that some of the assets will not ultimately be transferred. For the assets that were not transferred, we recorded a $2.7 million impairment during 2015.

The total cost expected to be incurred as a result of the Rogers facility closure is $15.6 million, of which $6.0 million and $8.4 million was recognized as of December 31, 2015 and 2014, respectively. The following table summarizes the Rogers, Arkansas plant closure costs and classification in the consolidated income statement for the year ended December 31, 2015 and 2014:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Costs Remaining	Total Expected Costs	Classification
(Dollars in thousands)
Accelerated and other depreciation of assets idled	$1,641	$5,365	$775	$7,781	Cost of sales, Restructuring costs
Severance costs	114	1,897	—	2,011	Cost of sales, Restructuring costs
Equipment removal and impairment, inventory written-down, lease termination and other costs	4,257	1,167	378	5,802	Cost of sales, Restructuring costs
	$6,012	$8,429	$1,153	$15,594

Changes in the accrued expenses related to restructuring liabilities during the years ended December 31, 2015 and 2014 are summarized as follows (Dollars in thousands):

Balance December 31, 2013	$—
Restructuring accruals - severance costs	1,897
Cash payments	(1,682)
Balance December 31, 2014	215
Restructuring accruals - severance costs	114
Cash payments	(304)
Balance December 31, 2015	$25

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

The following tables categorize items measured at fair value at December 31, 2015 and 2014:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
December 31, 2015		(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$950	$—	$950	$—
Investment in unconsolidated affiliate	2,000	—	—	2,000
Cash surrender value	6,923	—	6,923	—
Derivative contracts	113	—	113	—
Total	9,986	—	7,986	2,000

Liabilities
Derivative contracts	14,159	—	14,159	—
Total	$14,159	$—	$14,159	$—

		Fair Value Measurement at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
December 31, 2014		(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$3,750	$—	$3,750	$—
Investment in unconsolidated affiliate	2,000	—	—	2,000
Cash surrender value	6,331	—	6,331	—
Total	12,081	—	10,081	2,000

Liabilities
Derivative contracts	7,552	—	7,552	—
Total	$7,552	$—	$7,552	$—

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
To help protect gross margins from fluctuations in foreign currency exchange rates, certain of our subsidiaries whose functional currency is the U.S. dollar hedge a portion of forecasted foreign currency costs. Generally, we may hedge portions of our forecasted foreign currency exposure associated with costs, typically for up to 36 months.
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

Deferred gains and losses associated with cash flow hedges of foreign currency costs are recognized as a component of cost of sales in the same period as the related cost is recognized. Our foreign currency transactions hedged with cash flow hedges as of December 31, 2015, are expected to occur within 1 month to 36 months.

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

We had no gains or losses recognized in other income and expense for foreign currency forward and option contracts not designated as hedging instruments during 2015, 2014 and 2013.

The following tables display the fair value of derivatives by balance sheet line item:

December 31, 2015	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$113	$9,629	$4,530
Total derivative instruments	$113	$9,629	$4,530

December 31, 2014	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$5,598	$1,954
Total derivative instruments	$5,598	$1,954

The following tables summarize the notional amount and estimated fair value of our derivative financial instruments:

December 31, 2015	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign currency exchange contracts designated as cash flow hedges	$162,590	$14,046
Total derivative financial instruments	$162,590	$14,046

December 31, 2014	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign currency exchange contracts designated as cash flow hedges	$115,442	$7,552
Total derivative financial instruments	$115,442	$7,552

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

The following tables provide the impact of derivative instruments designated as cash flow hedges on our consolidated income statement:

Year Ended December 31, 2015	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Thousands of dollars)
Foreign exchange contracts	$(4,524)	$(9,960)	$19
Total	$(4,524)	$(9,960)	$19

Year Ended December 31, 2014	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Thousands of dollars)
Foreign exchange contracts	$(4,765)	$—	$—
Total	$(4,765)	$—	$—

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

Geographic information

Net sales by geographic location is the following:

Year Ended December 31,	2015	2014	2013
(Thousands of dollars)
Net sales:
U.S.	$177,198	$261,478	$286,380
Mexico	550,748	483,969	503,184
Consolidated net sales	$727,946	$745,447	$789,564

Long Lived Assets

Long-lived assets includes property, plant and equipment, net, by geographic location as follows:

December 31,	2015	2014
(Thousands of dollars)
Property, plant and equipment, net:
U.S.	$44,274	$55,120
Mexico	190,372	199,915
Consolidated property, plant and equipment, net	$234,646	$255,035

NOTE 6 - ACCOUNTS RECEIVABLE

December 31,	2015	2014
(Thousands of dollars)
Trade receivables	$103,202	$96,177
Other receivables	10,253	6,830
	113,455	103,007
Allowance for doubtful accounts	(867)	(514)
Accounts receivable, net	$112,588	$102,493

The following percentages of our consolidated net sales were made to Ford, GM, Toyota and Fiat Chrysler Automobiles: 2015 - 44 percent, 24 percent, 14 percent and 8 percent and 2014 - 44 percent, 24 percent, 12 percent and 10 percent, respectively. These four customers represented 90 percent and 92 percent of trade receivables at December 31, 2015 and 2014, respectively.

NOTE 7 - INVENTORIES

December 31,	2015	2014
(Dollars in thousands)
Raw materials	$19,148	$19,427
Work in process	21,063	30,797
Finished goods	21,558	24,453
Inventories	$61,769	$74,677

Service wheel and supplies inventory included in other non-current assets in the consolidated balance sheets totaled $6.9 million and $6.4 million at December 31, 2015 and 2014, respectively. Included in raw materials were operating supplies and spare parts totaling $9.2 million and $8.8 million at December 31, 2015 and 2014, respectively.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

December 31,	2015	2014
(Dollars in thousands)
Land and buildings	$73,803	$91,209
Machinery and equipment	486,612	447,880
Leasehold improvements and others	4,204	6,865
Construction in progress	20,455	59,600
	585,074	605,554
Accumulated depreciation	(350,428)	(350,519)
Property, plant and equipment, net	$234,646	$255,035

Construction in progress includes approximately $5.5 million and $47.8 million of costs related to our new wheel plant in Mexico at December 31, 2015 and 2014, respectively. Depreciation expense was $34.5 million, $35.6 million and $28.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.  In 2014, depreciation expense includes $6.5 million of accelerated depreciation charges as a result of shortened estimated useful lives due to restructuring activities described in Note 2 - Restructuring.

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

In October 2014, a typhoon caused significant damage to the facilities and operations of Synergies, and in the fourth quarter of 2014 we tested the $4.5 million carrying value of our investment for impairment. Based on our evaluation, we determined there was an other-than-temporary impairment and wrote the investment down to its estimated fair value of $2.0 million, with the $2.5 million loss recognized in income for the year ended December 31, 2014. The valuation was based on an income approach using current financial forecast data, and rates and assumptions market participants would use in pricing the investment. There was no further impairment in 2015.

NOTE 10 - INCOME TAXES

Year Ended December 31,	2015	2014	2013
(Thousands of dollars)
Income before income taxes and equity earnings:
Domestic	$25,069	$8,328	$27,981
International	10,214	7,374	8,860
	$35,283	$15,702	$36,841

The provision for income taxes is comprised of the following:

Year Ended December 31,	2015	2014	2013
(Thousands of dollars)
Current taxes
Federal	$(10,900)	$(2,976)	$(9,951)
State	481	(453)	(859)
Foreign	(2,099)	(8,660)	(1,307)
Total current taxes	(12,518)	(12,089)	(12,117)
Deferred taxes
Federal	(961)	657	183
State	(576)	(109)	277
Foreign	2,716	4,642	(2,360)
Total deferred taxes	1,179	5,190	(1,900)

Income tax provision	$(11,339)	$(6,899)	$(14,017)

The following is a reconciliation of the United States federal tax rate to our effective income tax rate:

Year Ended December 31,	2015	2014	2013
Statutory rate	(35.0)%	(35.0)%	(35.0)%
State tax provisions, net of federal income tax benefit	3.8	(0.5)	(1.0)
Permanent differences	(1.5)	(5.3)	(0.1)
Tax credits	0.9	2.8	6.0
Foreign income taxes at rates other than the statutory rate	2.3	(0.5)	0.7
Valuation allowance and other	(5.6)	(8.4)	—
Changes in tax liabilities, net	6.4	4.2	(5.7)
Share based compensation	(4.4)	—	—
Other	1.0	(1.2)	(2.9)
Effective income tax rate	(32.1)%	(43.9)%	(38.0)%

Our effective income tax rate for 2015 was 32.1 percent. The effective tax rate was lower than the US federal statutory rate primarily as a result of net decreases in the liability for uncertain tax positions partially offset by the reversal of deferred tax assets related to share-based compensation shortfalls.

Our effective income tax rate for 2014 was 43.9 percent. The effective tax rate was higher than the US federal statutory rate primarily as a result of valuation allowances established for foreign deferred tax assets and various permanent differences including non-deductible expenses related to recent tax law changes in Mexico.

Our effective income tax rate for 2013 was 38.0 percent. The effective rate was higher than the U.S. federal statutory rate primarily as a result of increases in the liability for uncertain tax positions.
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

Tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred liabilities are as follows:

December 31,	2015	2014
(Thousands of dollars)
Deferred income tax assets:
Liabilities deductible in the future	$7,060	$7,046
Liabilities deductible in the future related to hedging and foreign currency losses	8,469	3,378
Deferred compensation	11,833	14,023
Net loss carryforwards and credits	5,891	3,395
Competent authority deferred tax assets and other foreign timing differences	4,836	8,603
Other	(683)	1,430
Total before valuation allowance	37,406	37,875
Valuation allowance	(5,891)	(3,911)
Net deferred income tax assets	31,515	33,964
Deferred income tax liabilities:
Differences between the book and tax basis of property, plant and equipment	(14,011)	(21,337)
Deferred income tax liabilities	(14,011)	(21,337)
Net deferred income tax assets	$17,504	$12,627

The classification of our net deferred tax asset is shown below:

December 31,	2015	2014
(Thousands of dollars)

Current deferred income tax assets	$—	$9,897
Current deferred income tax liabilities	—	—
Long-term deferred income tax assets	25,598	17,852
Long-term deferred income tax liabilities	(8,094)	(15,122)
Net deferred tax asset	$17,504	$12,627

Realization of any of our deferred tax assets at December 31, 2015 is dependent on the company generating sufficient taxable income in the future. The determination of whether or not to record a full or partial valuation allowance on our deferred tax assets is a critical accounting estimate requiring a significant amount of judgment on the part of management. In determining when to release the valuation allowance established against our deferred income tax assets, we consider all available evidence, both positive and negative. We perform our analysis on a jurisdiction by jurisdiction basis at the end of each reporting period.

As of December 31, 2015 we have cumulative state NOL carryforwards of $117.6 million that begin to expire in 2016. Also, we have $2.5 million of state tax credit carryforwards which begin to expire in 2021.

We have not provided for deferred income taxes or foreign withholding tax on basis differences in our non-U.S. subsidiaries that result from undistributed earnings of $73.1 million which the company has the intent and the ability to reinvest in its foreign operations. Generally, the U.S. income taxes imposed upon repatriation of undistributed earnings would be reduced by foreign tax credits from foreign income taxes paid on the earnings. Determination of the deferred income tax liability on these basis differences is not reasonably estimable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

We account for our uncertain tax positions in accordance with U.S. GAAP. A reconciliation of the beginning and ending amounts of these tax benefits is as follows:

Year Ended December 31,	2015	2014	2013
(Thousands of dollars)
Beginning balance	$7,193	$9,462	$6,310
Increases (decreases) due to foreign currency translations	—	(244)	—
Increases (decreases) as a result of positions taken during:
Prior periods	1,238	(2,553)	(197)
Current period	1,798	956	3,655
Settlements with taxing authorities	—	—	(306)
Expiration of applicable statutes of limitation	(2,911)	(428)	—
Ending balance (1)	$7,318	$7,193	$9,462

(1) Excludes $2.1 million, $6.4 million and $5.8 million of potential interest and penalties associated with uncertain tax positions in 2015, 2014 and 2013, respectively.

Our policy regarding interest and penalties related to uncertain tax positions is to record interest and penalties as an element of income tax expense.  The cumulative amounts related to interest and penalties are added to the total liabilities for unrecognized tax positions on the balance sheet.  The balance sheets at December 31, 2015, 2014 and 2013 include the liability for uncertain tax positions, cumulative interest and penalties accrued on the liabilities totaling $7.2 million, $13.6 million and $15.1 million, respectively. During 2015, we reversed certain liabilities due to the expiration of statutes of limitations in the amount of $2.9 million and related penalties and interest of $4.3 million. During 2014, we accrued net potential interest and penalties of $0.5 million and $0.1 million respectively, related to uncertain tax benefits. Included in the unrecognized tax benefits of $7.2 million is $3.1 million that, if recognized, would favorably affect our annual effective tax rate. Within the next twelve-month period we expect a decrease in unrecognized tax benefits of $2.7 million.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions. Accordingly, in the normal course of business, we are subject to examination by taxing authorities throughout the world, including, but not limited to Mexico, the Netherlands, Costa Rica, India, Cyprus and the United States. We are no longer under examination by the taxing authority regarding any U.S. federal income tax returns for years before 2012 while the years open for examination under various state and local jurisdictions vary. In 2014, the Internal Revenue Service ("IRS") completed its audit of the 2011 tax year of Superior Industries International and subsidiaries.

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

Total income tax payments net of refunds were $12.6 million in 2015, $9.9 million in 2014 and $13.7 million in 2013, respectively.

NOTE 11 - LEASES AND RELATED PARTIES

We lease certain land, facilities and equipment under long-term operating leases expiring at various dates through 2026. Total lease expense for all operating leases amounted to $1.9 million in 2015 and 2014 and $1.8 million in 2013.

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

The lease provided for annual lease payments of approximately $427,000, through March 2015. In November 2014, the lease was originally amended to extend the lease term from March 2015 to March 2017, and to reduce the amount of office space and annual rent. As amended, beginning April 2015, the annual lease payment is approximately $225,000, and the company has the option to extend the lease term for six month periods beyond March 2017. The future minimum lease payments that are payable to the Foundation and Trust for the Van Nuys administrative office lease total $0.3 million. Total lease payments to these related entities were $0.3 million, $0.4 million and $0.4 million for 2015, 2014 and 2013, respectively. We also have a lease for our new headquarters in Southfield, Michigan from October 2015 to September 2026 which is with an unrelated party.

The following are summarized future minimum payments under all leases:

Year Ended December 31,	Operating Leases
(Thousands of dollars)
2016	$1,165
2017	641
2018	645
2019	437
2020	438
Thereafter	2,640
$5,966
NOTE 12 - RETIREMENT PLANS

We have an unfunded salary continuation plan covering certain directors, officers and other key members of management. We purchase life insurance policies on certain participants to provide in part for future liabilities. Cash surrender value of these policies, totaling $6.9 million and $6.3 million at December 31, 2015 and 2014, respectively, are included in other non-current assets in the company's consolidated balance sheets. Subject to certain vesting requirements, the plan provides for a benefit based on final average compensation, which becomes payable on the employee's death or upon attaining age 65, if retired. The plan was closed to new participants effective February 3, 2011. We have measured the plan assets and obligations of our salary continuation plan as of our fiscal year end for all periods presented.

The following table summarizes the changes in plan benefit obligations:

Year Ended December 31,	2015	2014
(Thousands of dollars)
Change in benefit obligation
Beginning benefit obligation	$30,047	$25,145
Service cost	44	84
Interest cost	1,230	1,171
Actuarial loss (gain)	(1,372)	5,014
Benefit payments	(1,550)	(1,367)
Ending benefit obligation	$28,399	$30,047

Year Ended December 31,	2015	2014
(Thousands of dollars)

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	1,550	1,367
Benefit payments	(1,550)	(1,367)
Fair value of plan assets at end of year	$—	$—

Funded Status	$(28,399)	$(30,047)

Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities	(1,524)	(1,507)
Other non-current liabilities	(26,875)	(28,540)
Net amount recognized	$(28,399)	$(30,047)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$6,492	$8,399
Prior service cost	(1)	(1)
Net amount recognized, before tax effect	$6,491	$8,398

Weighted average assumptions used to determine benefit obligations:
Discount rate	4.4%	4.2%
Rate of compensation increase	3.0%	3.0%

Components of net periodic pension cost are described in the following table:

Year Ended December 31,	2015	2014	2013
(Thousands of dollars)
Components of net periodic pension cost:
Service cost	$44	$84	$230
Interest cost	1,230	1,171	1,159
Amortization of actuarial loss	535	328	430
Net periodic pension cost	$1,809	$1,583	$1,819

Weighted average assumptions used to determine net periodic pension cost:
Discount rate	4.2%	4.8%	4.0%
Rate of compensation increase	3.0%	3.0%	3.0%

The increase in the 2015 net periodic pension cost compared to the 2014 cost was primarily due to increased amortization of actuarial losses offset by decreased service cost from terminations and retirements. The decrease in the 2014 net periodic pension cost compared to the 2013 cost was primarily due to decreased service cost from terminations and retirements, as well as decreased amortization of actuarial losses.

Benefit payments during the next ten years, which reflect applicable future service, are as follows:

Year Ended December 31,	Amount
(Thousands of dollars)

2016	$1,557
2017	$1,243
2018	$1,463
2019	$1,432
2020	$1,480
Years 2021 to 2025	$7,711

The following is an estimate of the components of net periodic pension cost in 2016:

Estimated Year Ended December 31,	2016
(Thousands of dollars)

Service cost	$—
Interest cost	1,216
Amortization of actuarial loss	336
Estimated 2016 net periodic pension cost	$1,552

Other Retirement Plans

We also contribute to employee retirement savings plans in the US and Mexico that cover substantially all of our employees. The employer contribution totaled $1.5 million, $2.0 million and $2.1 million for the three years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 13 - ACCRUED EXPENSES

December 31,	2015	2014
(Thousands of dollars)
Construction in progress	$—	$4,090
Payroll and related benefits	13,538	13,202
Current portion of derivative liability	9,629	5,598
Dividends	4,964	4,862
Taxes, other than income taxes	7,354	6,961
Current portion of executive retirement liabilities	1,524	1,507
Other	9,205	11,804
Accrued liabilities	$46,214	$48,024

NOTE 14 - LINE OF CREDIT

On December 19, 2014, we entered into a senior secured credit agreement (the "Credit Agreement") with J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. (“JPMCB”) and Wells Fargo Bank, National Association (together with JPMCB, the “Lenders”).

The Credit Agreement consists of a senior secured revolving credit facility in an initial aggregate principal amount of $100.0 million (the “Facility”). In addition, the company is entitled to request, subject to certain terms and conditions and the agreement of the Lenders, an increase in the aggregate revolving commitments under the Facility or to obtain incremental term loans in an aggregate amount not to exceed $50.0 million which currently is uncommitted to by any lenders. We intend to use the proceeds of the Facility to finance the working capital needs, and for the general corporate purposes of the company and its subsidiaries.

The Company has $97.0 million of availability after giving effect to $3.0 million in outstanding letters of credit as of December 31, 2015.

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

The Credit Agreement contains certain customary restrictive covenants, including, among others, financial covenants requiring the maintenance of a maximum total leverage ratio and a minimum fixed charge coverage ratio, and also includes, without limitation, covenants, in each case with certain exceptions and allowances, limiting the ability of the company and its subsidiaries to incur indebtedness, grant liens, make investments, dispose of assets, make certain restrictive payments, make optional payments and modifications of subordinated debt instruments, enter into certain transactions with affiliates, enter into swap agreements, make capital expenditures or make changes to its lines of business. At December 31, 2015, we were in compliance with all covenants contained in the Credit Agreement. At December 31, 2015 and 2014, we had no borrowings under this facility other than the outstanding letters of credit referred to above.

The Credit Agreement contains customary default provisions, representations and warranties and restrictive covenants.  The Credit Agreement also contains a provision permitting the lenders to accelerate the repayment of all loans outstanding under the Facility during an event of default.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

•	A lump-sum cash payment of $1,345,833

•	Mr. Borick’s 2013 annual incentive bonus,

•
A grant of a number of shares of company common stock equal to the Black-Scholes value of an annual award of 120,000 stock options divided by the company's closing stock price on the separation date (See Note 16 - Stock-Based Compensation), and

•	Vesting of all of Mr. Borick's unvested stock options and unvested restricted stock.
During the years ended December 31, 2014 and 2013, we recorded $1.1 million and $1.8 million, respectively, of compensation expense in connection with the Separation Agreement.

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

Mr. Stebbins received inducement grants of restricted stock for 50,000 shares vesting April 30, 2017, and an additional number of shares of 82,455 determined by dividing $1,602,920 by the per share value of the company’s common stock on May 5, 2014, with the additional shares vesting on December 31, 2016. Beginning in 2015, Mr. Stebbins will be granted restricted stock unit awards each year under Superior's 2008 Equity Incentive Plan, or any successor equity plan. Under the Employment Agreement, Mr. Stebbins is to be granted time-vested restricted stock units each year, cliff vesting at the third fiscal year end following grant, for a number of shares equal to 66.7 percent of his annual base salary divided by the per share value of Superior’s common stock on the date of grant. In addition, Mr. Stebbins is to be granted performance-vested restricted stock units each year, vesting based on company performance goals established by the independent compensation committee during the three fiscal years following grant, for a maximum number of shares equal to 200 percent of his annual base salary divided by the per share value of Superior’s common stock on the first day of the fiscal year. In general, the equity awards vest only if Mr. Stebbins continues in employment with the company through the vesting date or end of the performance period.

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

Purchase Agreement

In the first quarter of 2015, we entered into an agreement to purchase a subscription to online software provided by New Generation Software Inc. (“NGS”).  Our Senior Vice President, Business Operations, is a board member and passive investor and our Vice President of Information Technology is also a passive investor in NGS.  We made payments to NGS of $351,000 during the 2015 fiscal year.  The transaction was entered into in the ordinary course of business and is an arms-length transaction.

Stock Repurchase Programs

As discussed in Note17 - Common Stock Repurchase Programs, we have stock repurchase programs in place to repurchase our common stock.

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

Historically, we have not actively engaged in substantial exchange rate hedging activities and, prior to 2014, we had not entered into any significant foreign exchange contracts. However, as a result of customer requirements, a significant shift is occurring in the currency denominated in our contracts with our customers. As a result of this change, we currently project that in 2016 and beyond the vast majority of our revenues will be denominated in the U.S. dollar, rather than a more balanced mix of U.S. dollar and Mexican peso. In the past we have relied upon significant revenues denominated in the Mexican peso to provide a "natural hedge" against foreign exchange rate changes impacting our peso denominated costs incurred at our facilities in Mexico. Accordingly, the foreign exchange exposure associated with peso denominated costs is a growing risk factor that could have a material adverse effect on our operating results.

In accordance with our corporate risk management policies, we may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our material foreign exchange exposures, for up to 36 months. We do not use derivative contracts for trading, market-making, or speculative purposes. For additional information on our derivatives, see Note 4 - Derivative Financial Instruments.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We previously had several purchase commitments for the delivery of natural gas through the end of 2015. These natural gas contracts were considered to be derivatives under U.S. GAAP, and when entering into these contracts, it was expected that we would take full delivery of the contracted quantities of natural gas over the normal course of business. Accordingly, at inception, these contracts qualified for the normal purchase, normal sale ("NPNS") exemption provided for under U.S. GAAP. As such, we did not account for these purchase commitments as derivatives since there was no change in facts or circumstances in regard to the company's intent or ability to use the contracted quantities of natural gas over the normal course of business.

Other

We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, we believe all such matters are adequately provided for, covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position. For additional information concerning contingencies, risks and uncertainties, See Note 19 - Risk Management.

NOTE 16 - STOCK-BASED COMPENSATION

2008 Equity Incentive Plan
Our 2008 Equity Incentive Plan (the "Plan") was amended and restated effective May 22, 2013 upon approval by our shareholders at our annual shareholders meeting. As amended, the Plan authorizes us to issue up to 3.5 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants. At December 31, 2015, there were 1.3 million shares available for future grants under this plan. No more than 600,000 shares may be used under the plan as “full value” awards, which include restricted stock and performance stock units. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options. Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant. Options and restricted shares granted under this plan generally require no less than a three year ratable vesting period.

During 2015, no stock options were granted, 420,642 stock options were exercised, 117,269 stock options were cancelled and 905,500 stock options expired. During 2014, no stock options were granted, 453,745 stock options were exercised, 72,167 stock options were cancelled and 121,250 stock options expired.

Restricted stock awards, or “full value” awards, generally vest ratably over no less than a three year period. Shares of restricted stock granted under the Plan are considered issued and outstanding at the date of grant, have the same dividend and voting rights as other outstanding common stock, are subject to forfeiture if employment terminates prior to vesting, and are expensed ratably over the vesting period. Dividends paid on the restricted shares granted under the Plan are non-forfeitable if the restricted shares do not ultimately vest.

During 2015, we granted 23,814 restricted shares to our Board of Directors vesting May 5, 2016. The fair value of the issued restricted stock on the date of grant was $18.31. During the first quarter of 2015, the company implemented a long term incentive program for the benefit of certain members of company management. The program was designed to strengthen employee retention and to provide a more structured incentive program to stimulate improvement in future company results. Per the terms of the program, participants were granted time value restricted stock units (“RSUs”), vesting ratably over a three year time period, and performance restricted stock units (“PSUs”), with a three year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the company’s common stock, with accrued dividends. The PSUs are categorized further into three individual categories whose vesting is contingent upon the achievement of certain targets as follows:

•	40% of the PSUs vest upon certain Return on Capital targets

•	40% of the PSUs vest upon certain EBITDA margin targets

•	20% of the PSUs vest upon certain market based Shareholder Return targets.

In the aggregate the company granted, net of forfeitures, a total of 190,015 RSUs and PSUs in 2015, net of forfeitures, comprising:

•	53,323 time value based RSUs with a grant date fair value of $18.78 per unit

•	109,354 PSUs with an initial grant date fair value of $18.78 per unit

•	27,338 market based PSUs with a grant date fair value of $24.81 per unit.

During 2014, we granted 225,205 shares of restricted stock, with original vesting periods of one to three years. The fair values of each issued restricted share on the applicable date of grant averaged $19.35 for 2014. Included in the restricted stock granted, in 2014, were 35,081 restricted shares in connection with Mr. Steven J. Borick's, our former company President and Chief Executive Officer's, separation agreement (see Note 15 - Commitments and Contingencies). These shares fully vested on the grant date (March 31, 2014) and the cost was recognized from the date of the separation agreement (October 14, 2013) through March 31, 2014, the separation date. The shares issued also were net of an amount equal to required tax withholdings. The cash equivalent of the withheld shares was remitted by the company to the tax authorities.

Other Awards

During 2014, we granted 132,455 restricted shares, including 50,000 shares vesting April 30, 2017, and 82,455 shares vesting on December 31, 2016. The fair value of each of these restricted shares was $19.44. These grants were made outside of the Plan as inducement grants in connection with the appointment of our new CEO and company President (see Note 15 - Commitments and Contingencies).

We received cash proceeds of $7.3 million, $7.4 million and $2.9 million from stock options exercised in 2015, 2014 and 2013, respectively. The total intrinsic value of options exercised was $0.8 million and $1.5 million, during the years ended December 31, 2015 and 2014, respectively. Upon the exercise of stock options and the issuance of restricted stock awards, it is our policy to only issue shares from authorized common stock. At December 31, 2015 there were 1.3 million shares available for future grants under this plan.

We have elected to adopt the alternative transition method for calculating the initial pool of excess tax benefits and to determine the subsequent impact of the tax effects of employee stock-based compensation awards that are outstanding on shareholders' equity and the consolidated statements of cash flows.

Stock option activity in 2015 and 2014:

	Outstanding	Weighted Average Exercise Price	Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2013	2,466,606	$20.31
Granted	—	$—
Exercised	(453,745)	$16.36
Canceled	(72,167)	$22.37
Expired	(121,250)	$34.18
Balance at December 31, 2014	1,819,444	$20.28	1.9	$2,101,753
Granted	—	—
Exercised	(420,642)	$17.29
Canceled	(117,269)	$21.80
Expired	(905,500)	$22.05
Balance at December 31, 2015	376,033	$18.89

Options vested or expected to vest at December 31, 2015	376,033	$18.89	3.6	$452,128

Exercisable at December 31, 2015	376,033	$18.89	3.6	$452,128

The aggregate intrinsic value represents the total pretax difference between the closing stock price on the last trading day of the reporting period and the option exercise price, multiplied by the number of in-the-money options. This is the amount that would have been received by the option holders had they exercised and sold their options on that day. This amount varies based on changes in the fair market value of our common stock. The closing price of our common stock on the last trading day of our fiscal year was $18.87.

Stock options outstanding at December 31, 2015 and 2014:

Range of Exercise Prices			Options Outstanding at 12/31/2015	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Options Exercisable at 12/31/2015	Weighted Average Exercise Price

$15.17	—	$16.54	84,250	4.0	$15.74	84,250	$15.74
$16.55	—	$17.63	89,833	3.6	$17.23	89,833	$17.23
$17.64	—	$20.20	61,500	3.1	$18.21	61,500	$18.21
$20.21	—	$22.17	79,250	2.4	$21.84	79,250	$21.84
$22.18	—	$22.57	61,200	5.4	$22.55	61,200	$22.55
			376,033	3.6	$18.89	376,033	$18.89

Range of Exercise Prices			Options Outstanding at 12/31/2014	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Options Exercisable at 12/31/2014	Weighted Average Exercise Price

$15.17	—	$17.63	436,600	3.8	$16.72	407,597	$16.71
$17.64	—	$19.36	397,167	1.3	$18.43	395,500	$18.43
$19.37	—	$21.78	240,000	0.6	$20.63	240,000	$20.63
$21.79	—	$22.54	360,377	1.8	$21.91	360,377	$21.91
$22.55	—	$25.00	385,300	1.5	$24.48	385,300	$24.48
			1,819,444	1.9	$20.28	1,788,774	$20.34

Restricted stock activity in 2015 and 2014:

	Number of Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (in Years)
Balance at December 31, 2013	124,163	$17.70
Granted	225,205	$19.35
Vested	(82,199)	$17.88
Canceled	(14,693)	$18.18
Balance at December 31, 2014	252,476	$18.93	2.1
Granted	23,814	$18.31
Vested	(65,293)	$18.61
Canceled	(18,704)	$18.56
Balance at December 31, 2015	192,293	$19.20	1.7

Stock-based compensation expense related to our equity incentive plans in accordance with U.S. GAAP was allocated as follows:

Year Ended December 31,	2015	2014	2013
(Thousands of dollars)
Cost of sales	$370	$113	$214
Selling, general and administrative expenses	2,437	2,202	2,471
Stock-based compensation expense before income taxes	2,807	2,315	2,685
Income tax benefit	(1,044)	(740)	(762)
Total stock-based compensation expense after income taxes	$1,763	$1,575	$1,923

The 2013 compensation expense includes $0.7 million of costs primarily for accrued and accelerated share-based payment costs associated with the company CEO's Separation Agreement, see Note 15 - Commitments and Contingent Liabilities. There were no significant capitalized stock-based compensation costs at December 31, 2015 or 2014. As of December 31, 2015 there was $3.8 million of unrecognized stock-based compensation expense expected to be recognized related to unvested stock-based awards. That cost is expected to be recognized over a weighted-average period of 1.7 years.

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

NOTE 17 - COMMON STOCK REPURCHASE PROGRAMS

In March 2013, our Board of Directors approved a new stock repurchase program (the "2013 Repurchase Program") which authorized the repurchase of up to $30.0 million of our common stock. This 2013 Repurchase Program replaced the previously existing share repurchase program. Shares repurchased under the 2013 Repurchase Program totaled 1,510,759 at a cost of $30.0 million, including 1,089,560 shares repurchased at a cost of $21.8 million in 2014. Accordingly, no additional shares may be repurchased under the 2013 Repurchase Program. All repurchased shares described above were canceled and retired.

In October 2014, our Board of Directors approved a new stock repurchase program (the "2014 Repurchase Program") which authorized the repurchase of up to $30.0 million of our common stock. Under the 2014 Repurchase Program, we repurchased common stock from time to time on the open market or in private transactions. Shares repurchased under the 2014 Repurchase Program totaled 1,056,954 shares at a cost of $19.6 million, all of which was repurchased during 2015. The 2014 Repurchase Program was completed in January 2016, with purchases since December 31, 2015 of 585,970 shares for a cost of $10.3 million. The repurchased shares described above were either canceled and retired or added to treasury stock after the reincorporation in Delaware in 2015.

In January of 2016, our Board of Directors approved a new stock repurchase program (the “2016 Repurchase Program”), authorizing the repurchase of up to $50.0 million of common stock.  Under the 2016 Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. The timing and extent of the repurchases under the 2016 Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion.

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

(Thousands of dollars, except per share amounts)

	First	Second	Third	Fourth
Year 2015	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$173,729	$183,940	$175,656	$194,621	$727,946
Gross profit	$11,222	$19,920	$16,484	$23,591	$71,217
Income from operations	$3,669	$11,039	$8,059	$13,527	$36,294
Income before income taxes	$3,572	$10,734	$7,615	$13,362	$35,283
Income tax (provision) benefit	$762	$(4,200)	$(2,669)	$(5,232)	$(11,339)
Net income	$4,334	$6,534	$4,946	$8,130	$23,944
Income per share:
Basic	$0.16	$0.24	$0.19	$0.31	$0.90
Diluted	$0.16	$0.24	$0.19	$0.31	$0.90
Dividends declared per share	$0.18	$0.18	$0.18	$0.18	$0.72

	First	Second	Third	Fourth
Year 2014	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$183,390	$198,966	$176,419	$186,672	$745,447
Gross profit	$15,636	$15,732	$7,318	$11,536	$50,222
Income (loss) from operations	$7,702	$8,444	$(2,637)	$4,404	$17,913
Income (loss) before income taxes	$8,059	$8,662	$(2,740)	$1,721	$15,702
Income tax (provision) benefit	$(3,237)	$(3,623)	$321	$(360)	$(6,899)
Net income (loss)	$4,822	$5,039	$(2,419)	$1,361	$8,803
Income (loss) per share:
Basic	$0.18	$0.19	$(0.09)	$0.05	$0.33
Diluted	$0.18	$0.18	$(0.09)	$0.05	$0.33
Dividends declared per share	$0.18	$0.18	$0.18	$0.18	$0.72

NOTE 19 - RISK MANAGEMENT

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, changing commodity prices for the materials used in the manufacture of our products and the development of new products.

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for our operations in Mexico requires the transfer of funds denominated in the Mexican peso, the value of which decreased 17 percent in relation to the U.S. dollar in 2015. Foreign exchange losses totaled $1.2 million and $1.0 million in 2015 and 2014, respectively and a foreign exchange gain totaled $0.2 million in 2013. All transaction gains and losses are included in other income (expense) in the condensed consolidated statements of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at December 31, 2015 of $88.3 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive (loss) income.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. At December 31, 2015, we did not have any purchase commitments in place for the delivery of natural gas in 2016.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015 our disclosure controls and procedures were effective.

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

Management performed an assessment of the effectiveness of the company's internal control over financial reporting as of December 31, 2015 based upon criteria established in the 2013 Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2015 based on the criteria in the Internal Control -- Integrated Framework issued by COSO.

The effectiveness of the company's internal control over financial reporting as of December 31, 2015 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as discussed above in the Management's Report on Internal Control Over Financial Reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth herein, the information required by this Item is incorporated by reference to our 2016 Annual Proxy Statement.

Executive Officers - The names of corporate executive officers as of fiscal year end who are not also Directors are listed at the end of Part I of this Annual Report.  Information regarding executive officers who are Directors is contained in our 2016 Annual Proxy Statement under the caption “Proposal No. 1 - Election of Directors.”  Such information is incorporated herein by reference.  With the exception of the Chief Executive Officer (CEO), all executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors.  For a description of the CEO’s employment agreement, see “Executive Compensation and Related Information - Compensation Discussion and Analysis” in our 2016 Annual Proxy Statement, which is incorporated herein by reference.

Code of Ethics - Included on our website, www.supind.com, under “Investors,” is our Code of Conduct, which, among others, applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Copies of our Code of Conduct are available, without charge, from Superior Industries International, Inc., Shareholder Relations, 26600 Telegraph Road, Suite 400, Southfield, MI 48033.

ITEM 11 - EXECUTIVE COMPENSATION

Information relating to Executive Compensation is set forth under the captions “Compensation of Directors” and “Executive Compensation and Related Information - Compensation Discussion and Analysis” in our 2016 Annual Proxy Statement, which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is set forth under the caption “Voting Securities and Principal Ownership” in our 2016 Annual Proxy Statement.  Also see Note 12- Stock Based Compensation in Notes to the Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information related to Certain Relationships and Related Transactions is set forth under the caption, “Certain Relationships and Related Transactions,” in our 2016 Annual Proxy Statement, and in Note 11 - Leases and Related Parties in Notes to the Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information related to Principal Accountant Fees and Services is set forth under the caption “Proposal No. 5 - Ratification of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services” in our 2016 Annual Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	Financial Statements: See the “Index to the Consolidated Financial Statements and Financial Statement Schedule” in Item 8 of this Annual Report.

2.	Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2015, 2014 and 2013

3.	Exhibits

2.1	Agreement dated June 14, 2010 between the Registrant and Otto Fuchs Kg (Incorporated by reference to Exhibit 2.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

2.2
Sale and Purchase Agreement dated June 14, 2010 between the Registrant and Otto Fuchs Kg (Incorporated by reference to Exhibit 2.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

2.3
Agreement and Plan of Merger of Superior Industries International, Inc., a Delaware corporation (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed May 21, 2015).

3.1	Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 21, 2015).

3.2	By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed May 21, 2015).

4.1	Form of Superior Industries International, Inc.'s Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 21, 2015).

10.1
Sublease dated March 2, 1976 between the Registrant and Louis L. Borick filed on Registrant’s Current Report on Form 8-K dated May 1976 (Incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1983).

10.2	Supplemental Executive Individual Retirement Plan of the Registrant (Incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987). *

10.3	2003 Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit 99.1 to Registrant's Form S-8 dated July 28, 2003. Registration No. 333-107380). *

10.4
Salary Continuation Plan of The Registrant, amended and restated as of November 14, 2008 (Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008). *

10.5	2008 Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2008).*

10.6	2008 Equity Incentive Plan Notice of Stock Option Grant and Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Form S-8 filed November 10, 2008. Registration No. 333-155258).*

10.7
Employment letter between the Registrant and Kerry A. Shiba, Senior Vice President and Chief Financial Officer (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended September 26, 2010).*

10.8
Form of Notice of Grant and Restricted Stock Agreement pursuant to Registrant's 2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8‑K filed May 20, 2010).*

10.9
Second Amendment to Sublease Agreement dated April 1, 2010 by and among The Louis L. Borick Trust and The Nita Borick Management Trust and Registrant (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed March 25, 2010).

10.10	2010 Employee Incentive Plan of the Registrant (Incorporated by reference to exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.11	Superior Industries International, Inc. Annual Incentive Performance Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 24, 2011).*

10.12	Superior Industries International, Inc. CEO Annual Incentive Performance Plan (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated March 24, 2011).*

10.13	Superior Industries International, Inc. Executive Change in Control Severance Plan (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated March 24, 2011).*

10.14	Amended and Restated 2008 Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 23, 2013).*

10.15	Separation Agreement between the Registrant and Robert Earnest (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 22, 2013).*

10.16	Separation Agreement between the Registrant and Steven J. Borick (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 15, 2013).*

10.17	Consulting Agreement between the Registrant and Steven J. Borick (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed October 15, 2013).*

10.18
Executive Employment Agreement, effective May 5, 2014, by and between the Registrant and Donald J. Stebbins. (Incorporated by reference to Exhibit 10.23 to Registrant’s Current Report on Form 8-K dated April 28, 2014).*

10.19
Credit agreement dated December 19, 2014 between Superior Industries International, Inc. and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 23, 2014).

10.20
Amendment No. 1 to the Credit Agreement dated as of March 3, 2015, by and among Superior Industries International, Inc., the Lenders from time to time a party thereto and JP Morgan Chase Bank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015).

10.21
Consent and Amendment No. 2 dated as of October 14, 2015 to the Credit Agreement dated as of December 19, 2014, by and among Superior Industries International, Inc., the Lenders from time to time party thereto and JP Morgan Chase Bank, N.A., as Administrator (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2015).

10.22	Separation Agreement between the Registrant and Michael J. O'Rourke (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A dated February 26, 2015).*

10.23	Severance Letter, dated August 25, 2015, between the Registrant and Mike Nelson (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on August 28, 2015).

**10.24	Form of Restricted Stock Unit Agreement under the Superior Industries International, Inc. Amended and Restated 2008 Equity Incentive Plan.*

**10.25	Form of Performance Based Restricted Stock Unit Agreement under the Superior Industries International, Inc. Amended and Restated 2008 Equity Incentive Plan.*

11
Computation of Earnings Per Share (contained in Note 1 – Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K).

21	List of Subsidiaries of the Company (filed herewith).

23	Consent of Deloitte and Touche LLP, our Independent Registered Public Accounting Firm (filed herewith).

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

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
** Filed herewith.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

                                                                                                                                          Schedule II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(Thousands of dollars)

		Additions
	Balance at Beginning of Year	Charge to Costs and Expenses	Other Comprehensive Income (Loss)	Deductions From Reserves	Balance at End of Year
2015
Allowance for doubtful accounts receivable	$514	$380	$—	$(27)	$867
Valuation allowances for deferred tax assets	$3,911	$1,980			$5,891
2014
Allowance for doubtful accounts receivable	$910	$(426)	$—	$30	$514
Valuation allowances for deferred tax assets	$3,398	$473	$40	$—	$3,911
2013
Allowance for doubtful accounts receivable	$573	$838	$—	$(501)	$910
Valuation allowances for deferred tax assets	$3,394	$4	$—	$—	$3,398

S-1

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

By	/s/ Donald J. Stebbins	March 11, 2016
Donald J. Stebbins
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Donald J. Stebbins	Chief Executive Officer and President	March 11, 2016
Donald J. Stebbins	(Principal Executive Officer)

/s/ Kerry A. Shiba	Executive Vice President and Chief Financial Officer	March 11, 2016
Kerry A. Shiba	(Principal Financial Officer)

/s/ Scot S. Bowie	Vice President and Corporate Controller	March 11, 2016
Scot S. Bowie	(Principal Accounting Officer)

/s/ Margaret S. Dano	Chairman of the Board	March 11, 2016
Margaret S. Dano

/s/ Michael R. Bruynesteyn	Director	March 11, 2016
Michael R. Bruynesteyn

/s/ Jack A. Hockema	Director	March 11, 2016
Jack A. Hockema

/s/ Paul J. Humphries	Director	March 11, 2016
Paul J. Humphries

/s/ James S. McElya	Director	March 11, 2016
James S. McElya

/s/ Timothy McQuay	Director	March 11, 2016
Timothy McQuay

/s/ Francisco S. Uranga	Director	March 11, 2016
Francisco S. Uranga