Form 10-Q
period 2016-03-27
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2016-04-29
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2016

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
Yes  ☐    No  ☑

Number of shares of common stock outstanding as of April 28, 2016: 25,407,225

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
NET SALES	$186,065	$173,729
Cost of sales:
Cost of sales	158,320	160,635
Restructuring costs (Note 3)	30	1,872
	158,350	162,507
GROSS PROFIT	27,715	11,222
Selling, general and administrative expenses	8,993	7,553
INCOME FROM OPERATIONS	18,722	3,669
Interest income, net	32	85
Other income (expenses), net	268	(182)
INCOME BEFORE INCOME TAXES	19,022	3,572
Income tax (provision) benefit	(4,558)	762
NET INCOME	$14,464	$4,334
EARNINGS PER SHARE - BASIC	$0.56	$0.16
EARNINGS PER SHARE - DILUTED	$0.56	$0.16
DIVIDENDS DECLARED PER SHARE	$0.18	$0.18

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015

Net income	$14,464	$4,334
Other comprehensive (loss) income, net of tax:
Foreign currency translation loss, net of tax	(1,845)	(3,725)
Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	1,318	(2,092)
Tax (provision) benefit	(266)	994
Change in unrecognized gains (losses) on derivative instruments, net of tax	1,052	(1,098)
Defined benefit pension plan:
Actuarial gains on pension obligation, net of curtailments and amortization	84	134
Tax provision	(33)	(50)
Pension changes, net of tax	51	84
Other comprehensive loss, net of tax	(742)	(4,739)
Comprehensive income (loss)	$13,722	$(405)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	March 27, 2016	December 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$45,524	$52,036
Short-term investments	750	950
Accounts receivable, net	112,905	112,588
Inventories	63,826	61,769
Income taxes receivable	760	1,104
Other current assets	21,458	14,476
Assets held for sale	2,897	2,897
Total current assets	248,120	245,820
Property, plant and equipment, net	230,406	234,646
Investment in unconsolidated affiliate	2,000	2,000
Non-current deferred income taxes, net	25,299	25,598
Other non-current assets	34,199	31,865
Total assets	$540,024	$539,929

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,077	$20,913
Accrued expenses	44,796	46,214
Income taxes payable	5,584	6,735
Total current liabilities	73,457	73,862

Non-current income tax liabilities	4,930	4,510
Non-current deferred income tax liabilities, net	7,960	8,094
Other non-current liabilities	41,868	39,551
Commitments and contingencies (Note 17)	—	—
Shareholders' equity:
Preferred stock, $0.01 par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, $0.01 par value
Authorized - 100,000,000 shares
Issued and outstanding - 25,439,839 shares
(26,098,895 shares at December 27, 2015)	86,605	88,108
Accumulated other comprehensive loss	(102,455)	(101,713)
Retained earnings	427,659	427,517
Total shareholders' equity	411,809	413,912
Total liabilities and shareholders' equity	$540,024	$539,929

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$16,041	$(981)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(6,110)	(14,983)
Proceeds from sales and maturities of investments	200	200
Purchase of investments	—	(200)
Proceeds from sale of property, plant and equipment	1	1,758
Other	—	37
NET CASH USED IN INVESTING ACTIVITIES	(5,909)	(13,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,676)	(4,791)
Cash paid for common stock repurchase	(11,928)	(2,069)
Proceeds from exercise of stock options	179	3,871
Excess tax benefits from exercise of stock options	—	192
NET CASH USED IN FINANCING ACTIVITIES	(16,425)	(2,797)

Effect of exchange rate changes on cash	(219)	(810)

Net decrease in cash and cash equivalents	(6,512)	(17,776)

Cash and cash equivalents at the beginning of the period	52,036	62,451

Cash and cash equivalents at the end of the period	$45,524	$44,675

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains/Losses on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
Balance at December 27, 2015	26,098,895	$88,108	$(9,289)	$(4,140)	$(88,284)	$427,517	$413,912
Net income						14,464	14,464
Change in unrecognized gains/losses on derivative instruments, net of tax			1,052	—	—	—	1,052
Change in employee benefit plans, net of taxes				51	—	—	51
Net foreign currency translation adjustment				—	(1,845)	—	(1,845)
Stock options exercised	10,875	179		—	—	—	179
Restricted stock awards granted, net of forfeitures	2,552	—		—	—	—	—
Stock-based compensation expense	—	556		—	—	—	556
Common stock repurchased	(672,483)	(2,238)		—	—	(9,690)	(11,928)
Cash dividends declared ($0.18 per share)	—	—		—	—	(4,632)	(4,632)
Balance at March 27, 2016	25,439,839	$86,605	$(8,237)	$(4,089)	$(90,129)	$427,659	$411,809

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Notes to Condensed Consolidated Financial Statements
March 27, 2016
(Unaudited)

Note 1 – Nature of Operations

Headquartered in Southfield, Michigan, the principal business of Superior Industries International, Inc. (referred to herein as the “company” or “we,” “us” and “our”) is the design and manufacture of aluminum wheels for sale to original equipment manufacturers ("OEMs"). We are one of the largest suppliers of cast aluminum wheels to the world’s leading automobile and light truck manufacturers, with manufacturing operations in the United States and Mexico.  Customers in North America represent the principal market for our products. In addition, the majority of our net sales to international customers by our North American facilities are delivered primarily to such customers' assembly operations in North America. As described in Note 6 - Business Segments, the company operates as a single integrated business and, as such, has only one operating segment - automotive wheels.

Ford Motor Company ("Ford"), General Motors Company ("GM") and Toyota Motor Company ("Toyota") were our customers individually accounting for more than 10 percent of our consolidated sales in the first quarter of 2016 and together represented approximately 82 percent of our trade sales during the first quarter of 2016. Additionally, Fiat Chrysler Automotive N.V. ("FCA") individually accounted for 8 percent of our consolidated sales during the first quarter of 2016 and together with Ford, GM and Toyota represented approximately 90 percent of our trade sales during the first quarter of 2016. We also manufacture aluminum wheels for BMW, Mazda, Nissan, Subaru, Tesla and Volkswagen.  The loss of all or a substantial portion of our sales to Ford, GM or Toyota would have a significant adverse impact on our operating results and financial condition. This risk is partially mitigated by our long-term relationships with these OEM customers and our supply arrangements, which are generally for multi-year periods.

Demand for automobiles and light trucks (including SUV's and crossover vehicles) in the North American market is subject to many unpredictable factors such as changes in the general economy, gasoline prices, consumer credit availability and interest rates.  Demand for aluminum wheels can be further affected by other factors, including pricing and performance compared to competitive materials such as steel.  Finally, the demand for our products is influenced by shifts of market share between vehicle manufacturers and the specific market penetration of individual vehicle platforms being sold by our customers.

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

Note 2 – Presentation of Condensed Consolidated Financial Statements

During interim periods, we follow the accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended December 27, 2015 (the "2015 Annual Report on Form 10-K") and apply appropriate interim financial reporting standards for a fair statement of our operating results and financial position in conformity with accounting principles generally accepted in the United States of America, as codified by the Financial Accounting Standards Board ("FASB") in the Accounting Standards Codification ("ASC") (referred to herein as "U.S. GAAP"), as indicated below.  Users of financial information produced for interim periods in 2016 are encouraged to read this Quarterly Report on Form 10-Q in conjunction with our consolidated financial statements and notes thereto filed with the Securities and Exchange Commission ("SEC") in our 2015 Annual Report on Form 10-K.

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

We use a 4-4-5 convention for our fiscal quarters, which are thirteen week periods generally ending on the last Sunday of each calendar quarter.  We refer to these thirteen week fiscal periods as “quarters” throughout this report.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and, in our opinion, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated statements of operations for the thirteen week periods ended March 27, 2016 and March 29, 2015, (ii) the condensed consolidated statements of comprehensive (loss) income for the thirteen week periods ended March 27, 2016 and March 29, 2015, (iii) the condensed consolidated balance sheets at March 27, 2016 and December 27, 2015, (iv) the condensed consolidated statements of cash flows for the thirteen week periods ended March 27, 2016 and March 29, 2015, and (v) the condensed consolidated statement of shareholders’ equity for the thirteen week period ended March 27, 2016. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP.  The condensed consolidated balance sheet as of December 27, 2015, included in this report, was derived from our 2015 audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

In June 2014, the FASB issued an ASU entitled "Compensation - Stock Compensation." The ASU provides guidance on when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance becomes effective for annual reporting periods beginning after December 15, 2015, and early adoption is permitted.  The adoption of this ASU had no impact on our financial position and results of operations.

In February 2015, the FASB issued an ASU entitled “Consolidation.” The ASU includes amendments to the consolidation analysis which are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption, including adoption in interim periods, is permitted. This guidance had no impact on our financial position and statement of operations.

In April 2015, the FASB issued an ASU entitled “Compensation - Retired Benefits.” The ASU provides practical expedients for the measurement date of an employer's defined benefit obligation and plan assets. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. This guidance had no impact on our financial position and statement of operations.

In June 2015, the FASB issued an ASU entitled “Technical Corrections and Improvements.” The ASU provides changes to clarify the ASC, correct unintended application of guidance, and make minor improvements to the ASC. The amendments in this ASU that require transition guidance are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this update. This guidance had no impact on our financial position and statement of operations.

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

In February 2016, the FASB issued an ASU entitled "Leases." The ASU requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The ASU offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, the ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

Note 3 – Restructuring

On July 30, 2014, we announced the planned closure of our wheel manufacturing facility located in Rogers, Arkansas. During the fourth quarter of 2014, we shifted production to our other locations and closed operations at the Rogers facility. The closure resulted in a reduction of the workforce of approximately 500 employees. The action was undertaken in order to reduce costs and enhance our global competitive position. The results for the first quarter of 2015 reflect $1.9 million of additional costs charged to gross profit due to the closure of our Rogers facility, charges totaling $0.2 million in SG&A for the write-down of the carrying value of the aircraft we sold in February 2015 and a $0.5 million gain on the sale of the idle warehousing facility located in West Memphis, Arkansas. Additional expenses related to the Rogers facility fixed assets and other closing costs are expected to continue throughout 2016.

As noted above the operations ceased at the Rogers facility during the fourth quarter of 2014. The property is currently held for sale. Based on the current carrying value of the land and building of $2.9 million, we do not expect a loss on sale at this time. In addition, after production ceased at the facility, machinery and equipment to be held and used at our other plants will be transferred, with the carrying values depreciating over the remaining estimated useful lives of these assets. We transferred a significant amount of assets to other facilities during 2015 and we determined that some of the assets will not ultimately be transferred. For the assets that were not transferred, we recorded a $2.7 million impairment during 2015.

The total cost expected to be incurred as a result of the Rogers facility closure is $15.6 million, of which $0.1 million and $1.9 million was recognized as of March 27, 2016 and March 29, 2015, respectively. The following table summarizes the Rogers, Arkansas plant closure costs and classification in the condensed consolidated statements of operations for the period ended March 27, 2016:

(Dollars in thousands)	Costs Incurred Through December 27, 2015	Costs Incurred During the Thirteen Week Period Ended March 27, 2016	Costs Remaining	Total Expected Costs	Classification
Accelerated and other depreciation of assets idled	$7,006	$103	$672	$7,781	Cost of sales, Restructuring costs
Severance costs	2,011	—	—	2,011	Cost of sales, Restructuring costs
Equipment removal and impairment, inventory write-down, lease termination and other costs	5,424	30	348	5,802	Cost of sales, Restructuring costs
	$14,441	$133	$1,020	$15,594

Changes in the accrued expenses related to restructuring liabilities during the thirteen weeks ended March 27, 2016 are summarized as follows:

(Dollars in thousands)

Balance December 28, 2014	$215
Restructuring accruals	114
Cash payments	(304)
Balance December 27, 2015	25
Restructuring accruals	—
Cash payments	(1)
Balance March 27, 2016	$24

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

The following table categorizes items measured at fair value at March 27, 2016:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
March 27, 2016	Total	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$750	$—	$750	$—
Cash surrender value	7,012	—	7,012	—
Derivative contracts	89	—	89	—
Total	$7,851	$—	$7,851	$—

Liabilities
Derivative contracts	$13,536	$—	$13,536	$—
Total	$13,536	$—	$13,536	$—

The following table categorizes items measured at fair value at December 27, 2015:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
December 27, 2015	Total	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$950	$—	$950	$—
Cash surrender value	6,923	—	6,923	—
Derivative contracts	113	—	113	—
Total	$7,986	$—	$7,986	$—

Liabilities
Derivative contracts	$14,159	$—	$14,159	$—
Total	$14,159	$—	$14,159	$—

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

To help protect gross margins from fluctuations in foreign currency exchange rates, certain of our subsidiaries whose functional currency is the U.S. dollar hedge a portion of forecasted foreign currency costs. Generally, we may hedge portions of our forecasted foreign currency exposure associated with costs, typically for up to 33 months.

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

Deferred gains and losses associated with cash flow hedges of foreign currency costs are recognized as a component of cost of sales in the same period as the related cost is recognized. Our foreign currency transactions hedged with cash flow hedges as of March 27, 2016, are expected to occur within 1 month to 33 months.

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

We had no gains or losses recognized in other income and expense for foreign currency forward and option contracts not designated as hedging instruments during the thirteen week period ended March 27, 2016 or the year ended December 27, 2015.

The following table displays the fair value of derivatives by balance sheet line item:

	March 27, 2016			December 27, 2015
(Dollars in thousands)	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
Foreign exchange forward contracts and collars designated as hedging instruments	$89	$(8,752)	$(4,784)	$113	$(9,629)	$(4,530)
Total derivative instruments	$89	$(8,752)	$(4,784)	$113	$(9,629)	$(4,530)

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	March 27, 2016		December 27, 2015
(Dollars in thousands)	U.S. Dollar Notional Amount	Fair Value	U.S. Dollar Notional Amount	Fair Value
Foreign exchange forward contracts and collars designated as hedging instruments	$120,310	$(13,447)	$162,590	$(14,046)
Total derivative financial instruments	$120,310	$(13,447)	$162,590	$(14,046)

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

The following table provides the impact of derivative instruments designated as cash flow hedges on our consolidated income statement:

Thirteen Week Period Ended March 27, 2016	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Dollars in thousands)
Foreign exchange forward contracts and collars	$1,052	$(3,237)	$5
Total	$1,052	$(3,237)	$5

Note 6 – Business Segments

The company's Chief Executive Officer is our chief operating decision maker ("CODM") because he has final authority over performance assessment and resource allocation decisions.  The CODM evaluates both consolidated and disaggregated financial information for each of the company's business units in deciding how to allocate resources and assess performance.  Each manufacturing facility manufactures the same products, ships products to the same group of customers, utilizes the same cast manufacturing process and, as a result, production can generally be transferred among our facilities.  Accordingly, we operate as a single integrated business and, as such, have only one operating segment - automotive wheels.

Geographic Information

Net sales by geographic location are as follows:

(Dollars in thousands)	Thirteen Weeks Ended
Net sales:	March 27, 2016	March 29, 2015
U.S.	$37,396	$43,619
Mexico	148,669	130,110
Consolidated net sales	$186,065	$173,729

Long Lived Assets

Long-lived assets includes property, plant and equipment, net, by geographic location as follows:
Property, plant and equipment, net:	March 27, 2016	December 27, 2015
U.S.	$42,691	$44,274
Mexico	187,715	190,372
Consolidated property, plant and equipment, net	$230,406	$234,646

Note 7 – Short-Term Investments

The company's short-term investments include certificates of deposit and fixed deposits with original maturities of three months or less. Certificates of deposit and fixed deposits whose original maturity is greater than three months and is one year or less are classified as short-term investments and certificates of deposit and fixed deposits whose maturity is greater than one year at the balance sheet date are classified as non-current assets in our condensed consolidated balance sheets. The purchase of any certificates of deposit or fixed deposits that are classified as short-term investments or non-current assets appear in the investing section of our condensed consolidated statements of cash flows.

Restricted Deposits

We purchase certificates of deposit that mature within twelve months and are used to secure or collateralize letters of credit securing our workers’ compensation obligations.  At March 27, 2016 and December 27, 2015, certificates of deposit totaling $0.8 million and $1.0 million, respectively, were restricted in use and were classified as short-term investments on our condensed consolidated balance sheets.

Note 8 – Accounts Receivable

(Dollars in thousands)
	March 27, 2016	December 27, 2015
Trade receivables	$103,345	$103,202
Other receivables	10,787	10,253
	114,132	113,455
Allowance for doubtful accounts	(1,227)	(867)
Accounts receivable, net	$112,905	$112,588

Note 9 – Inventories

(Dollars in thousands)
	March 27, 2016	December 27, 2015
Raw materials	$21,337	$19,148
Work in process	21,037	21,063
Finished goods	21,452	21,558
Inventories	$63,826	$61,769

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $6.8 million and $6.9 million at March 27, 2016 and December 27, 2015, respectively. Included in raw materials were operating supplies and spare parts totaling $9.6 million and $9.2 million on March 27, 2016 and December 27, 2015, respectively.

Note 10 – Property, Plant and Equipment

(Dollars in thousands)
	March 27, 2016	December 27, 2015
Land and buildings	$73,011	$73,803
Machinery and equipment	492,277	486,612
Leasehold improvements and others	4,464	4,204
Construction in progress	18,735	20,455
	588,487	585,074
Accumulated depreciation	(358,081)	(350,428)
Property, plant and equipment, net	$230,406	$234,646

Depreciation expense was $8.6 million and $8.5 million for the thirteen weeks ended March 27, 2016 and March 29, 2015, respectively.

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

In October 2014, a typhoon caused significant damage to the facilities and operations of Synergies, and in the fourth quarter of 2014, we tested the $4.5 million carrying value of our investment for impairment. Based on our evaluation, we determined there was an other-than-temporary impairment and wrote the investment down to its estimated fair value of $2.0 million, with the $2.5 million loss recognized in income for the year ended December 28, 2014. The valuation was based on an income approach using current financial forecast data, and rates and assumptions that market participants would use in pricing the investment. There was no further impairment in 2015 or in the first quarter of 2016.

Note 12 – Preproduction Costs Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all preproduction engineering costs for which reimbursement is not contractually guaranteed by the customer or which are in excess of the contractually guaranteed reimbursement amount. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customers and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Changes in the facts and circumstances of individual wheel programs may accelerate the amortization of both the cost of customer-owned tooling and the deferred tooling reimbursement revenues. Recognized tooling reimbursement revenues, which totaled $1.4 million and $1.7 million for the thirteen weeks ended March 27, 2016 and March 29, 2015, respectively, are included in net sales in the condensed consolidated statements of operations. The following tables summarize the unamortized customer-owned tooling costs included in our non-current assets, and the deferred tooling revenues included in accrued liabilities and other non-current liabilities:

(Dollars in Thousands)	March 27, 2016	December 27, 2015
Unamortized Preproduction Costs
Preproduction costs	$76,145	$73,095
Accumulated amortization	(59,678)	(58,632)
Net preproduction costs	$16,467	$14,463

Deferred Tooling Revenues
Accrued expenses	$4,310	$2,908
Other non-current liabilities	3,175	1,266
Total deferred tooling revenues	$7,485	$4,174

Note 13 – Earnings Per Share

In accordance with U.S. GAAP, basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period.  For the purposes of calculating diluted earnings per share, net income is divided by the total of the weighted average shares outstanding plus the dilutive effect of our outstanding stock options under the treasury stock method, which includes consideration of stock-based compensation required by U.S. GAAP.

(In thousands, except per share amounts)	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
Basic Income Per Share:
Reported net income	$14,464	$4,334
Basic income per share	$0.56	$0.16
Weighted average shares outstanding - Basic	25,603	26,860

Diluted Income Per Share:
Reported net income	$14,464	$4,334
Diluted income per share	$0.56	$0.16
Weighted average shares outstanding	25,603	26,860
Weighted average dilutive stock options and restricted stock units	41	91
Weighted average shares outstanding - Diluted	25,644	26,951

The following potential shares of common stock were excluded from the diluted earnings per share calculations because they would have been anti-dilutive, as their exercise prices exceed the average market prices for the respective periods: for the thirteen weeks ended March 27, 2016, no options were excluded from the diluted earnings per share calculation and for the thirteen weeks ended March 29, 2015, options to purchase 8,788 shares at prices ranging from $18.37 to $19.19 were excluded from the diluted earnings per share because they would have been anti-dilutive. In addition, the performance shares discussed in Note 18 - Stock-Based Compensation are not included in the diluted income per share because the performance metrics had not been met as of the period ended March 27, 2016.

Note 14 – Income Taxes

The Company performs a quarterly review of the annual effective tax rate and makes changes if necessary based on new information or events. The estimated annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates and applied to year-to-date ordinary income (loss). The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes in the forecasted mix of earnings by country; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occur); changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occur); or impacts from tax law changes. To the extent such changes impact deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occur.

The income tax provision for the thirteen weeks ended March 27, 2016 was $4.6 million, which resulted in an effective income tax rate of 24 percent. The effective tax rate for the thirteen weeks ended March 27, 2016 was lower than the statutory rate due to the change in the mix of income before taxes for entities included in our effective tax rate calculation and the effect of the business restructuring to realign our operations, which was implemented in the fourth quarter of 2015.

The income tax benefit for the thirteen weeks ended March 29, 2015, was $0.8 million, which was an effective income tax rate of 21 percent. The tax benefit for the thirteen weeks ended March 29, 2015 was lower than the benefit calculated using the U.S. federal statutory rate due to the release of certain liabilities related to uncertain tax positions as a result of the expiration of statute of limitations and certain non-deductible expenses, state income taxes (net of federal tax benefit) and interest and penalties on unrecognized tax benefits.

Note 15 – Retirement Plans

We have an unfunded salary continuation plan covering certain directors, officers and other key members of management.  We purchase life insurance policies on certain participants to provide in part for future liabilities. Cash surrender value of these policies, totaling $7.0 million and $6.9 million at March 27, 2016 and December 27, 2015, respectively, are included in other non-current assets in the company's condensed consolidated balance sheets. Subject to certain vesting requirements, the plan provides for a benefit based on final average compensation, which becomes payable on the employee's death or upon attaining age 65, if retired.  The plan was closed to new participants effective February 3, 2011. We have measured the plan assets and obligations of our salary continuation plan for all periods presented.

For the thirteen weeks ended March 27, 2016, payments to retirees or their beneficiaries totaled approximately $0.4 million.  We presently anticipate benefit payments in 2016 to total approximately $1.6 million.  The following table summarizes the components of net periodic pension cost for the first quarter of 2016 and 2015.

(Dollars in thousands)	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
Service cost	$—	$11
Interest cost	304	307
Net amortization	84	134
Net periodic pension cost	$388	$452

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

The company has $97.0 million of availability after giving effect to $3.0 million in outstanding letters of credit as of March 27, 2016.

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

The Credit Agreement contains certain customary restrictive covenants, including, among others, financial covenants requiring the maintenance of a maximum total leverage ratio and a minimum fixed charge coverage ratio, and also includes, without limitation, covenants, in each case with certain exceptions and allowances, limiting the ability of the company and its subsidiaries to incur indebtedness, grant liens, make investments, dispose of assets, make certain restrictive payments, make optional payments and modifications of subordinated debt instruments, enter into certain transactions with affiliates, enter into swap agreements, make capital expenditures or make changes to its lines of business. At March 27, 2016, we were in compliance with all covenants contained in the Credit Agreement. At March 27, 2016, we had no borrowings under this facility other than the outstanding letters of credit referred to above.

The Credit Agreement contains customary default provisions, representations and warranties and restrictive covenants.  The Credit Agreement also contains a provision permitting the lenders to accelerate the repayment of all loans outstanding under the Facility during an event of default.

Note 17 – Commitments and Contingencies

Derivatives and Purchase Commitments

In order to hedge exposure related to fluctuations in foreign currency rates and the cost of certain commodities used in the manufacture of our products, we periodically may purchase derivative financial instruments such as forward contracts, options or collars to offset or mitigate the impact of such fluctuations. Programs to hedge currency rate exposure may address ongoing transactions including foreign-currency-denominated receivables and payables, as well as specific transactions related to purchase obligations. Programs to hedge exposure to commodity cost fluctuations would be based on underlying physical consumption of such commodities.

Historically, we have not actively engaged in substantial exchange rate hedging activities and, prior to 2014, we had not entered into any significant foreign exchange contracts. However, as a result of customer requirements, a significant shift is occurring in the currency denominated in our contracts with our customers. As a result of this change, the vast majority of our revenues in 2016 and beyond will be denominated in the U.S. dollar, rather than a more balanced mix of U.S. dollar and Mexican peso. In the past, we have relied upon significant revenues denominated in the Mexican peso to provide a "natural hedge" against foreign exchange rate changes impacting our peso-denominated costs incurred at our facilities in Mexico. Accordingly, the foreign exchange exposure associated with peso-denominated costs is a growing risk that could have a material adverse effect on our operating results.

In accordance with our corporate risk management policies, we may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our material foreign exchange exposures for up to approximately 33 months. We do not use derivative contracts for trading, market-making, or speculative purposes. For additional information on our derivatives, see Note 5 - Derivative Financial Instruments.

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

Note 18 – Stock-Based Compensation

2008 Equity Incentive Plan

Our 2008 Equity Incentive Plan (the "Plan") was amended and restated effective May 22, 2013 upon approval by our shareholders at our annual shareholders meeting. As amended, the Plan authorizes us to issue up to 3.5 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants.  At March 27, 2016, there were 2.2 million shares available for future grants under this plan. No more than 600,000 shares may be used under the plan as “full value” awards, which include restricted stock and performance stock units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options and restricted shares granted under this plan generally require no less than a three year ratable vesting period. During the first three months of 2016 no stock options were granted or expired, 14,125 stock options were exercised and 18,750 options were canceled.

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

During the first quarter of 2015, the company implemented a long term incentive program for the benefit of certain members of company management. The program was designed to strengthen employee retention and to provide a more structured incentive program to stimulate improvement in future company results. Per the terms of the program, participants were granted, in 2015 and 2016, time value restricted stock units (“RSUs”), vesting ratably over a three year time period, and performance restricted stock units (“PSUs”), with a three year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the company’s common stock, with accrued dividends. The PSUs are categorized further into three individual categories whose vesting is contingent upon the achievement of certain targets as follows:

•	40% of the PSUs vest upon certain Return on Invested Capital targets for 2016 and 2015 units

•	40% of the PSUs vest upon certain Cumulative EPS targets for 2016 units

•	40% of the PSUs vest upon certain EBITDA margin targets for 2015 units

•	20% of the PSUs vest upon certain market based Shareholder Return targets for 2016 and 2015 units.

In the aggregate the company granted, net of forfeitures, a total of 324,642 RSUs and PSUs in 2016 and 2015, net of forfeitures, comprising:

2016 Grants

•	26,841 time value based RSUs with a grant date fair value of $22.82 per unit

•	32,051 time value based RSUs with a grant date fair value of $18.72 per unit

•	10,736 PSUs with an initial grant date fair value of $22.82 per unit

•	12,821 PSUs with an initial grant date fair value of $18.72 per unit

•	42,946 market based PSUs with a grant date fair value of $22.82 per unit

•	51,282 market based PSUs with a grant date fair value of $18.72 per unit

2015 Grants

•	44,503 time value based RSUs with a grant date fair value of $18.78 per unit

•	82,770 PSUs with an initial grant date fair value of $18.78 per unit

•	20,692 market based PSUs with a grant date fair value of $24.81 per unit.

Stock-based compensation expense related to our equity incentive plans in accordance with U.S. GAAP was allocated as follows:

(Dollars in thousands)	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
Cost of sales	$76	$92
Selling, general and administrative expenses	480	467
Stock-based compensation expense before income taxes	556	559
Income tax benefit	(133)	(210)
Total stock-based compensation expense after income taxes	$423	$349

As of March 27, 2016, a total of $2.8 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.5 years.  There were no significant capitalized stock-based compensation costs at March 27, 2016 and December 27, 2015.

Note 19 - Common Stock Repurchase Programs
In March 2013, our Board of Directors approved a new stock repurchase program (the "2013 Repurchase Program") which authorized the repurchase of up to $30.0 million of our common stock. This 2013 Repurchase Program replaced the previously existing share repurchase program. Shares repurchased under the 2013 Repurchase Program totaled 1,510,759 at a cost of $30.0 million including 1,089,560 shares repurchased at a cost of $21.8 million in 2014. Accordingly, no additional shares may be repurchased under the 2013 Repurchase Program. All repurchased shares described above were canceled and retired.

In October 2014, our Board of Directors approved a new stock repurchase program (the "2014 Repurchase Program") which authorized the repurchase of up to $30.0 million of our common stock. Under the 2014 Repurchase Program, we repurchased common stock from time to time on the open market or in private transactions. Shares repurchased under the 2014 Repurchase Program totaled 1,056,954 at a cost of $19.6 million, all of which was repurchased during 2015. The 2014 Repurchase Program was completed in January 2016, with purchases since December 27, 2015 of 585,970 shares for a cost of $10.3 million. The repurchased shares described above were either canceled and retired or added to treasury stock after the reincorporation in Delaware in 2015.

In January 2016, our Board of Directors approved a new stock repurchase program (the “2016 Repurchase Program”), authorizing the repurchase of up to $50.0 million of common stock.  Under the 2016 Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. The timing and extent of the repurchases under the 2016 Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion. Shares repurchased under the 2016 Repurchase Program totaled 86,513 shares of company stock at a cost of $1.6 million in the first quarter of 2016.

Note 20 – Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, changing commodity prices for the materials used in the manufacture of our products and the development of new products.

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for our operations in Mexico requires the transfer of funds denominated in the Mexican peso, the value of which decreased 2 percent in relation to the U.S. dollar in the first quarter of 2016.  Foreign exchange gains totaled $0.2 million in the first quarter of 2016 and foreign exchange losses totaled $0.2 million in the first quarter of 2015. All transaction gains and losses are included in other income (expense) in the condensed consolidated statements of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at March 27, 2016 of $90.1 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income (loss).

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. At March 27, 2016 we did not have any purchase commitments in place for the delivery of aluminum, natural gas or other raw materials in 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf.  We have included or incorporated by reference in this Quarterly Report on Form 10-Q (including in the sections entitled "Risk Factors" and “Management's Discussion and Analysis of Financial Condition and Results of Operations”) and from time to time our management may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Act of 1934. These forward-looking statements are based upon management's current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and potential liability for environmental-related matters. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to” and similar expressions. These statements include our belief regarding general automotive industry and market conditions and growth rates, as well as general domestic and international economic conditions.

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the company, which could cause actual results to differ materially from such statements and from the company's historical results and experience. These risks, uncertainties and other factors include, but are not limited to, those described in Part II - Item 1A - "Risk Factors" and Part I - Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and elsewhere in the Quarterly Report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto and with the audited Consolidated Financial Statements, notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Annual Report on Form 10-K.

Executive Overview

Our strong first quarter results reflect the continued unit volume increases that we experienced in the fourth quarter of 2015, as unit volume increased 25 percent for the first quarter of 2016 when compared to the same period last year. The volume increase was driven by our new passenger car programs as well as by continued strength in our largest light truck programs. Adjusted EBITDA as a percent of value added sales also improved sharply, growing to 27.5 percent in the first quarter of 2016 from 16.3 percent in the first quarter of 2015. The margin expansion largely resulted from overall cost improvement, aided significantly by greater allocation of production to our Mexico facilities, including our newest factory which was in the early stages of production ramp-up during the first quarter of 2015 compared to full capacity in the first quarter of 2016. During the fourth quarter of 2014, we closed an older facility in Rogers, Arkansas and opened a new facility in Mexico which ran at full capacity by the end of 2015. The new facility expands our capacity to take on new business and includes a state of the art paint facility, which improves our competitive position in higher value-added products. As a result of the shift in production to our new plant and other cost-cutting initiatives, gross margin improved from 6.5 percent last year to 14.9 percent in the first quarter of 2016. The company also completed the move of its headquarters to Southfield, Michigan from California at the end of 2015. This move brought all of its corporate departments together in one location in order to be closer to and better serve its customers. The chart below illustrates the Adjusted EBITDA and gross margin improvement in the first quarter in comparison to the last two years' first quarter.

We believe we are still in the early stages of our business evolution to enhance our global competitiveness, realize higher operating efficiencies and drive strong shareholder returns. In connection with our business evolution we have opened a new plant in Mexico, implemented cost-cutting programs, and are focusing efforts to develop and manufacture more sophisticated and larger diameter products which typically command higher margins. In the first quarter of 2016, our larger wheel sales increased by over 30 percent when compared to the first quarter of 2015.

Our industry is mainly driven by production levels in North America and to a much lesser extent in South America. The North American production level, in the first quarter of 2016, was 4.5 million vehicles, a 5 percent, or 0.2 million unit, increase over the comparable period a year ago. We track annual production rates based on information from Ward's Automotive Group. The North American annual production levels of automobiles and light-duty trucks (including SUV's, vans and "crossover vehicles") continue the trend of growth since the 2009 recession. Current economic conditions, low consumer interest rates and relatively inexpensive gas prices have been generally supportive of market growth and, in addition, the relatively high average age of vehicles on the road appears to be contributing to higher rates of vehicle replacement. It was reported at the end of 2015 that the average age of all light vehicles in the U.S. increased to an all-time high of 11.5 years, according to IHS Automotive.

Net sales in the first quarter of 2016 increased $12.4 million, or 7 percent, to $186.1 million from $173.7 million in the comparable period a year ago. The increase reflects higher unit sales volume, offset partially by a significant decline in the value of aluminum which was primarily passed through to customers. Wheel sales in the first quarter of 2016 increased to $184.4 million from $171.7 million in the comparable period a year ago, while wheel unit shipments increased 25 percent in 2016 to 3.2 million.

Gross profit in the first quarter of 2016 was $27.7 million, or 14.9 percent of net sales, compared to $11.2 million, or 6.5 percent of net sales, in the comparable period a year ago. Income from operations for the first quarter of 2016 was $18.7 million, a $15.0 million increase from operating income of $3.7 million for the first quarter of 2015.

Net income for the first quarter of 2016 was $14.5 million, or $0.56 per diluted share. In comparison, net income in the first quarter of 2015 was $4.3 million, or $0.16 per diluted share.

Committed to enhancing shareholder value, on March 27, 2013 our Board of Directors approved the 2013 Repurchase Program, authorizing the repurchase of up to $30.0 million of our common stock. Under the 2013 Repurchase Program, we repurchased 1,510,759 shares of company stock at a cost of $30.0 million, of which 1,089,560 shares were repurchased for $21.8 million in 2014. In October of 2014, our Board of Directors approved the 2014 Repurchase Program, authorizing the repurchase of up to $30.0 million of our common stock. Through the end of January 2016, we repurchased 1,642,924 shares of company stock at a cost of $30.0 million under the 2014 Repurchase Program. In January of 2016, our Board of Directors approved a new stock repurchase program (the “2016 Repurchase Program”), authorizing the repurchase of up to $50.0 million of common stock.  Under the 2016 Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. The timing and extent of the repurchases under the 2016 Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion. Under the 2016 Repurchase Program, we repurchased 86,513 shares of company stock at a cost of $1.6 million in the first quarter of 2016.

On December 19, 2014, we entered into a senior secured credit agreement (the "Credit Agreement") with J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. (“JPMCB”) and Wells Fargo Bank, National Association (together with JPMCB, the “Lenders”).

The Credit Agreement consists of a senior secured revolving credit facility in an initial aggregate principal amount of $100.0 million (the “Facility”). In addition, the company is entitled to request, subject to certain terms and conditions and the agreement of the Lenders, an increase in the aggregate revolving commitments under the Facility or to obtain incremental term loans in an aggregate amount not to exceed $50.0 million, which are not yet committed to by any lender. The company intends to use the proceeds of the Facility to finance working capital needs, and for the general corporate purposes of the company and its subsidiaries. At March 27, 2016, we had no borrowings under the Facility.

Results of Operations

(Dollars in thousands, except per share amounts)
	Thirteen Weeks Ended
Selected data	March 27, 2016	March 29, 2015	Change
Net sales	$186,065	$173,729	$12,336
Value added sales (1)	$102,339	$82,263	$20,076
Gross profit	$27,715	$11,222	$16,493
Percentage of net sales	14.9%	6.5%	8.4%
Income from operations	$18,722	$3,669	$15,053
Percentage of net sales	10.1%	2.1%	8.0%
Adjusted EBITDA (2)	$28,102	$13,370	$14,732
Percentage of net sales (3)	15.1%	7.7%	7.4%
Percentage of value added sales (4)	27.5%	16.3%	11.2%
Net income	$14,464	$4,334	$10,130
Percentage of net sales	7.8%	2.5%	5.3%
Diluted income per share	$0.56	$0.16	$0.40

(1) Value added sales is a key measure that is not calculated according to U.S. generally accepted accounting principles ("GAAP"). In the discussion of operating results, we provide information regarding value added sales. Value added sales represents net sales less the value of aluminum and services provided by outside service providers that are included in net sales. As discussed further below, arrangements with our customers allow us to pass on changes in aluminum prices and outside service provider costs; therefore, fluctuations in underlying aluminum prices and the use of outside service providers generally do not directly impact our profitability. Accordingly, value added sales is worthy of being highlighted for the benefit of users of our financial statements. Our intent is to allow users of the financial statements to consider our net sales information both with and without the aluminum and outside service provider cost components thereof. See the Non-GAAP Financial Measures section of this quarterly report for a reconciliation of value added sales to net sales.

(2) Adjusted EBITDA is a key measure that is not calculated according to GAAP. Adjusted EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, amortization, restructuring and other closure costs and impairments of long-lived assets and investments. We use Adjusted EBITDA as an important indicator of the operating performance of our business. We use Adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors and evaluating short-term and long-term operating trends in our operations. We believe the Adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies. See the Non-GAAP Financial Measures section of this quarterly report for a reconciliation of our Adjusted EBITDA to net income.

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

Net Sales

As noted above, net sales in the first quarter of 2016 increased $12.4 million, or 7 percent, to $186.1 million from $173.7 million in the comparable period a year ago. The increase primarily reflected the 25 percent increase in unit shipments in the current year period partially offset by a significant decline in the value of aluminum.  Value added sales increased to $102.3 million in the first quarter of 2016 from $82.3 million in the comparable period a year ago. Wheel sales in the first quarter of 2016 increased $12.7 million, to $184.4 million from $171.7 million in 2015 due to the 25 percent increase in wheel unit shipments in the 2016 period. The largest unit shipment increases were for GM and Ford. Shipments were also higher for FCA and Toyota with no significant offsetting decreases. The average selling price of our wheels decreased 14 percent primarily reflecting a decrease in the value of the aluminum component of sales which we primarily pass through to our customers. The decrease in aluminum value resulted in $31.9 million lower revenues in the first quarter of 2016 when compared to 2015. Wheel development revenues totaled $1.6 million in the first quarter of 2016 and $2.0 million in the comparable 2015 period.

U.S. Operations
Wheel sales of our U.S. wheel plants in the first quarter of 2016 decreased $5.3 million, or 13 percent, to $36.6 million from $41.9 million in the comparable period a year ago while unit shipments increased 1 percent. The average unit selling price decreased 14 percent due to a lower pass-through price of aluminum partially offset by a favorable mix of wheel sizes and finishes sold. A lower aluminum value decreased revenues by approximately $12.2 million in 2016 when compared to 2015.

Mexico Operations
Wheel sales of our Mexico wheel plants in the first quarter of 2016 increased $18.0 million, or 14 percent, to $147.8 million from $129.8 million in the comparable period a year ago. The sales increase reflects higher unit shipments in the current year period. Unit shipments increased 32 percent in the first quarter of 2016, contributing $41.8 million to the revenue increase. The average unit selling price decreased 14 percent due to a decrease in the value of the aluminum component of sales, which we primarily pass through to our customers offset partially by a favorable change in the mix of wheel sizes and finishes sold. The decrease in aluminum value decreased sales by approximately $17.7 million in the first quarter of 2016 when compared to the first quarter of 2015.

Customer Comparisons
As reported by industry publications, North American production of passenger cars and light trucks in the first quarter of 2016 was up approximately 5 percent compared to the same quarter in the previous year, while our unit wheel shipments increased 25 percent for the comparable period. The overall increase in North American light vehicle production included an 11 percent increase in the light-duty truck category and a 4 percent decrease for passenger cars. Comparing the same time periods for Superior, our shipments of passenger car wheels increased 37 percent and light-duty truck wheels increased 20 percent.

OEM unit shipment composition by customer was as follows:

At the customer level, unit shipments to Ford in the first quarter of 2016 increased 20 percent compared to the first quarter last year, as light-duty truck wheel shipments increased 34 percent and passenger car wheels declined 10 percent. At the program level, the major unit shipment increases were for the F-Series, Fusion, Expedition and Edge, partially offset by lower shipments for the Fiesta, Focus and Taurus.

Shipments to GM in the first quarter of 2016 increased 33 percent compared to the first quarter of 2015, as passenger car wheel shipments increased in excess of five times and light-duty truck shipments increased 3 percent. The major unit shipment increases to GM were for the Chevrolet Malibu, Traverse and K2XX. The largest shipment decline was for the Cadillac SRX.

Shipments to Toyota in the first quarter of 2016 increased 10 percent compared to the first quarter last year, as shipments of light-duty truck wheels increased 15 percent and passenger car wheels increased 1 percent. The major unit shipment increases were for the Sienna and Tacoma. The increases were partially offset by unit shipment decreases for the Venza and Tundra.

Shipments to FCA in the first quarter of 2016 increased 48 percent compared to the first quarter last year, as shipments of passenger car wheels increased 156 percent and light-duty truck wheels increased 43 percent. The major unit shipment increases to FCA were for the Chrysler Town & Country, Ram Truck and Challenger. The increases were partially offset by lower shipments for the Durango, Journey and Magnum/Charger.

Shipments to other customers in the first quarter of 2016 increased 33 percent compared to the first quarter of 2015, as shipments of passenger car wheels increased 43 percent and shipments of light-duty truck wheels decreased 3 percent. At the program level, the largest unit shipment increases were for the Mazda Scion iA, Nissan's Sentra and Altima, and the BMW X3, offset partially by unit shipment decreases for the Nissan Titan.

Cost of Sales
Aluminum, natural gas and other direct material costs are a significant component of our costs to manufacture wheels. These costs are substantially the same for all of our plants since many common suppliers service both our U.S. and Mexico operations. Consolidated cost of sales includes costs for both our U.S. and international operations, which are principally our wheel manufacturing operations in Mexico, and certain costs that are not allocated to a specific operation. These unallocated expenses include corporate services that are primarily incurred in the U.S. but are not charged directly to our world-wide operations, such as engineering services for wheel program development and manufacturing support, as well as environmental and other governmental compliance services.

Consolidated cost of sales decreased $4.1 million to $158.4 million, or 85 percent of net sales, in the first quarter of 2016, compared to $162.5 million, or 94 percent of net sales, in the first quarter of 2015. Cost of sales in 2016 decreased due to a decline in aluminum prices, which we primarily pass through to our customers, the efficiencies of the new wheel plant operating near capacity levels and reduced restructuring costs. The Rogers facility closure costs were $1.8 million lower in the first quarter of 2016 in comparison to the same period last year. Direct material and subcontract costs decreased approximately $7.0 million to $96.3 million from $103.3 million in the first quarter of 2015, despite an increase in unit volume. This decrease was driven by aluminum price decreases of $32.5 million, which we primarily pass through to our customers. First quarter 2016 repair and maintenance costs increased $0.9 million to $5.9 million and supply and small tool costs increased $0.1 million to $4.8 million when compared to the first quarter of 2015. Electricity and natural gas costs decreased $0.7 million, when compared to the first quarter of 2015. Cost of sales associated with centralized services such as wheel program development engineering and manufacturing support services decreased $0.8 million in the first quarter of 2016 when compared to the 2015 period.

Included below are the major items that impacted cost of sales for our U.S. and Mexico operations during the first quarter of 2016.

U.S. Operations
Cost of sales for our U.S. operations decreased by $6.0 million, or 14 percent, in the first quarter of 2016 as compared to the first quarter of 2015. Lower cost of sales for our U.S. wheel plant in the first quarter reflects decreases in the following: aluminum prices, labor, small tool costs, and Rogers' facility closure costs. Unit shipments increased 1 percent during the first quarter of 2016 compared to the first quarter of 2015, but lower aluminum prices reduced cost of sales by $4.3 million. The first quarter of 2016 decline in plant labor and benefit costs was approximately $1.3 million, or 15 percent, primarily as a result of efficiencies from process improvements. Rogers' facility closure costs in the first quarter of 2016 were $1.8 million lower in comparison to the same period last year. Repair and maintenance costs increased $0.3 million to $1.7 million and supply and small tool costs decreased $0.1 million to $1.3 million when compared to the first quarter of 2015. Electricity and gas costs increased $0.2 million or 15 percent, when compared to the first quarter of 2015.

Mexico Operations
Cost of sales for our Mexico operations in the first quarter of 2016 decreased by $0.3 million, or less than 1 percent, when compared to the first quarter of 2015 despite a 32 percent increase in unit shipments. Cost performance improved significantly primarily reflective of the new wheel manufacturing plant in Mexico operating near full capacity in the first quarter of 2016, while aluminum prices declined approximately $28.4 million. During the first quarter of 2016, plant labor and benefit costs increased $1.8 million or 12 percent to $16.3 million. Repair and maintenance costs increased $0.6 million to $4.2 million and supply and small tool costs increased $0.2 million to $3.5 million when compared to the first quarter of 2015. Additionally, electricity and gas costs decreased $0.9 million or 15 percent, when compared to the first quarter of 2015.

Gross Profit

Consolidated gross profit increased $16.5 million for the first quarter of 2016 to $27.7 million, or 14.9 percent of net sales, compared to $11.2 million, or 6.5 percent of net sales, for the comparable period a year ago. The increase in gross profit was due to a 25 percent increase in unit sales volume, and reflects improved cost performance in our production facilities due mainly to the new wheel manufacturing plant in Mexico operating near full capacity in the first quarter of 2016. The Rogers' facility closure costs were $1.8 million lower in the first quarter of 2016 in comparison to the same period last year.

The cost of aluminum is a component of our selling prices to OEM customers and a significant component of the overall cost of a wheel. The price for aluminum we purchase is adjusted monthly based primarily on changes in certain published market indices. Our selling prices are adjusted periodically based upon aluminum market price changes, but the timing of such adjustments is based on specific customer agreements and can vary from monthly to quarterly. Even if aluminum selling price adjustments were to perfectly match changes in aluminum purchase prices, an increasing aluminum price will result in a declining gross margin percentage - i.e., the same gross profit dollars divided by increased sales dollars equals a lower gross profit percentage. The opposite is true in periods during which the price of aluminum decreases. In addition, although our sales are continuously adjusted for aluminum price changes, these adjustments rarely will match exactly the changes in our aluminum purchase prices and cost of sales. As estimated by the company, the favorable impact on gross profit related to such differences in timing of aluminum adjustments was approximately $1.4 million in the first quarter of 2016 when compared to the comparable period in 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2016 increased to $9.0 million, or 5 percent of net sales, from $7.6 million, or 4 percent of net sales, for the comparable period in 2015. The increase primarily reflects higher consulting fees of $0.4 million and workers compensation of $0.1 million. During the first quarter of 2015, we sold an idle warehouse facility, which resulted in a $0.5 million gain on sale.

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

Consolidated income from operations was $18.7 million or 10.1 percent of sales in the first quarter of 2016, an increase of $15.0 million from an operating income of $3.7 million, or 2.1 percent of net sales, in the comparable period in 2015. Income from our Mexican operations increased $18.7 million in the first quarter of 2016. For the first quarter of 2016, including the restructuring impact mentioned above, the loss from our U.S. operations decreased $0.6 million when compared to the first quarter of 2015. Unallocated corporate costs incurred during the first quarter of 2016 were $4.3 million higher than for the comparable period in 2015.

Included below are the major items that impacted income from operations for our U.S. and Mexico operations during the first quarter of 2016.

U.S. Operations
Operating results from our U.S. operations in the first quarter of 2016 increased $0.6 million when compared to the first quarter of last year. The prior year includes $1.9 million due to the closure of the Rogers facility, while the current year includes less than $0.1 million of costs.

Mexico Operations
Income from our Mexico operations increased $18.7 million in the first quarter of 2016 as compared to the first quarter of 2015. The increase resulted from a 32 percent increase in unit shipments, and improved cost performance, partially offset by the unfavorable impact on average selling prices.

U.S. versus Mexico Shipments

During the first quarter of 2016, wheels sold by our Mexico and U.S. operations accounted for 82 percent and 18 percent, respectively, of our total shipments. For the first quarter of 2015, wheels sold by our Mexico and U.S. operations accounted for 81 percent and 19 percent, respectively, of our total shipments. The shift of shipments to the Company’s Mexico facilities is largely attributable to the change in overall production capacity footprint realignment of production to our Mexico facilities.

Interest Income, net and Other Income (Expense), net

Net interest income for the first quarter of 2016 was income of less than $0.1 million compared to income of $0.1 million in the first quarter of the prior year.

Net other income (expense) was income of $0.3 million in the first quarter of 2016, compared to an expense of $0.2 million in the first quarter of 2015. Foreign exchange gains and (losses) included in net other income (expense) were exchange gains of $0.2 million in the first quarter of 2016, compared to exchange losses of $0.2 million in the first quarter of 2015.

Income Taxes

The income tax provision for the thirteen weeks ended March 27, 2016 was $4.6 million, which resulted in an effective income tax rate of 24 percent. The effective tax rate for the thirteen weeks ended March 27, 2016 was lower than the statutory rate due to the change in the mix of income before taxes for entities included in our effective tax rate calculation and the effect of the business restructuring to realign our operations, which was implemented in the fourth quarter of 2015.

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

Net Income

Net income in the first quarter of 2016 was $14.5 million, or $0.56 per diluted share, compared to net income in the first quarter of 2015 of $4.3 million, or $0.16 per diluted share.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity primarily include cash, cash equivalents and short-term investments and net cash provided by operating activities and, from time to time, other external sources of funds.  Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $174.7 million and 3.4:1, respectively, at March 27, 2016, versus $172.0 million and 3.3:1 at December 27, 2015.  As of March 27, 2016, our cash, cash equivalents and short-term investments totaled $46.3 million compared to $53.0 million at December 27, 2015.

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

Committed to enhancing shareholder value, in October 2014, our Board of Directors approved a new stock repurchase program (the "2014 Repurchase Program") which authorized the repurchase of up to $30.0 million of our common stock. Under the 2014 Repurchase Program, we repurchased common stock from time to time on the open market or in private transactions. Shares repurchased under the 2014 Repurchase Program totaled 1,056,954 at a cost of $19.6 million, all of which was repurchased during 2015. The 2014 Repurchase Program was completed in January 2016, with purchases since December 27, 2015 of 585,970 shares for a cost of $10.3 million. The repurchased shares described above were either canceled and retired or added to treasury stock after the reincorporation in Delaware in 2015.

In January 2016, our Board of Directors approved a new stock repurchase program (the “2016 Repurchase Program”), authorizing the repurchase of up to $50.0 million of common stock.  Under the 2016 Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. The timing and extent of the repurchases under the 2016 Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion. Shares repurchased under the 2016 Repurchase Program totaled 86,513 shares of company stock at a cost of $1.6 million in the first quarter of 2016.

The following table presents a summary of the net decrease in cash and cash equivalents in the periods presented:

(Dollars in thousands)	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015	Change
Net cash provided by operating activities	$16,041	$(981)	$17,022
Net cash used in investing activities	(5,909)	(13,188)	7,279
Net cash used in financing activities	(16,425)	(2,797)	(13,628)
Effect of exchange rate changes on cash	(219)	(810)	591
Net decrease in cash and cash equivalents	$(6,512)	$(17,776)	$11,264

Operating Activities

Net cash provided by operating activities was $16.0 million for the thirteen week period ended March 27, 2016, compared to $1.0 million use of cash for the comparable period a year ago.  The increase in cash flow provided by operating activities was mainly due to a $10.1 million increase in net income in the first quarter of 2016 compared to the comparable period a year ago. Additionally, accounts payable was a $2.5 million source of cash in 2016 compared to a $0.7 million use of cash in the prior year.

Investing Activities

Net cash used in investing activities was $5.9 million for the first quarter of 2016 compared to $13.2 million in the comparable period last year. The net cash used in investing activities decreased in the first quarter of 2016 due to lower capital expenditures of $8.9 million offset by $1.8 million in proceeds in the first quarter of 2015. The proceeds related to the sale of an idle warehousing facility in West Memphis, Arkansas.

Financing Activities

Financing activities during the thirteen week period ended March 27, 2016 consisted of the payment of cash dividends on our common stock totaling $4.7 million and the repurchase of our common stock for cash totaling $11.9 million, partially offset by the receipt of cash proceeds from the exercise of stock options totaling $0.2 million.

Non-GAAP Financial Measures

In this quarterly report, we discuss two important measures that are not calculated according to GAAP, value added sales and Adjusted EBITDA.

Value added sales is a key measure that is not calculated according to GAAP. In the discussion of operating results, we provide information regarding value added sales. Value added sales represent net sales less the value of aluminum and services provided by outside service providers that are included in net sales. As discussed further below, arrangements with our customers allow us to pass on changes in aluminum prices and outside service provider costs; therefore, fluctuations in underlying aluminum price and the use of outside service providers generally does not directly impact our profitability. Accordingly, value added sales is worthy of being highlighted for the benefit of users of our financial statements. Our intent is to allow users of the financial statements to consider our net sales information both with and without the aluminum and outside service provider cost components thereof.

(Dollars in thousands)	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
Net Sales	$186,065	$173,729
Less, aluminum value and outside service provider costs	(83,726)	(91,466)
Value added sales	$102,339	$82,263

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

The following table reconciles our net income, the most directly comparable GAAP financial measure, to our Adjusted EBITDA:

(Dollars in thousands)	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
Net income	$14,464	$4,334
Interest (income), net	(32)	(85)
Income tax provision (benefit)	4,558	(762)
Depreciation	8,643	8,528
Closure costs (excluding accelerated depreciation)	469	1,355
Adjusted EBITDA	$28,102	$13,370
Adjusted EBITDA as a percentage of net sales	15.1%	7.7%
Adjusted EBITDA as a percentage of value added sales	27.5%	16.3%

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican peso, the value of which decreased 2 percent in relation to the U.S. dollar in the first three months of 2016.  Foreign currency transaction gains totaled $0.2 million in the first three months of 2016 while transaction losses were $0.2 million during the first three months of 2015.  All transaction gains and losses are included in other income (expense) in the condensed consolidated statements of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at March 27, 2016 of $90.1 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive (loss) income.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. We currently have no purchase commitments in place for the delivery of aluminum, natural gas or other raw materials in 2016.

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

In accordance with our corporate risk management policies, we may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our material foreign exchange exposures, for up to approximately 33 months. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to accounting considerations and the prohibitive economic cost of hedging particular exposures. We do not use derivative contracts for trading, market-making, or speculative purposes. For additional information on our derivatives, see Note 5 - Derivative Financial Instruments.

At March 27, 2016 the fair value liability of foreign currency exchange derivatives was $13.5 million. The potential loss in fair value for such financial instruments from a 10 percent adverse change in quoted foreign currency exchange rates would be $13.2 million at March 27, 2016.

During the first three months of 2016, the Mexican peso to U.S. dollar exchange rate averaged 18.03 pesos to $1.00. Based on the balance sheet at March 27, 2016 the value of net assets for our operations in Mexico was 2,296 million pesos. Accordingly, a 10 percent change in the relationship between the peso and the U.S. dollar may result in a translation impact of between $11.6 million and $14.2 million, which would be recognized in other comprehensive (loss) income.

Our business requires us to settle transactions between currencies in both directions - i.e., peso to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” For the first three months of 2016, we had a $0.2 million net foreign exchange transaction gain related to the peso. Based on the current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances. As discussed above, while changes in the terms of the contracts with our customers will be creating an imbalance between currencies that we are hedging with foreign currency forward contracts, there can be no assurances that our hedging program will effectively offset the impact of the imbalance between currencies or that the net transaction balance will not change significantly in the future.

Commodity Purchase Commitments.  When market conditions warrant, we enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. However, we do not enter into derivatives or other financial instrument transactions for speculative purposes. At March 27, 2016, we had no purchase commitments in place for the delivery of aluminum, natural gas or other raw materials in 2016.

Also see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our 2015 Annual Report on Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management” in this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 27, 2016.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 27, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended March 27, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A – Risk Factors in Part I of our 2015 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.  There have been no material changes from the risk factors described in our 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the first quarter of 2016, there were no sales of unregistered securities.

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

In October 2014, our Board of Directors approved a new stock repurchase program (the "2014 Repurchase Program") which authorized the repurchase of up to $30.0 million of our common stock. Under the 2014 Repurchase Program, we repurchased common stock from time to time on the open market or in private transactions. Shares repurchased under the 2014 Repurchase Program totaled 1,056,954 at a cost of $19.6 million, all of which was repurchased during 2015. The 2014 Repurchase Program was completed in January 2016, with purchases since December 27, 2015 of 585,970 shares for a cost of $10.3 million. The repurchased shares described above were either canceled and retired or added to treasury stock after the reincorporation in Delaware in 2015.

In January 2016, our Board of Directors approved a new stock repurchase program (the “2016 Repurchase Program”), authorizing the repurchase of up to $50.0 million of common stock.  Under the 2016 Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. The timing and extent of the repurchases under the 2016 Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion. Shares repurchased under the 2016 Repurchase Program totaled 86,513 shares of company stock at a cost of $1.6 million in the first quarter of 2016.

The following table provides common stock repurchases made by or on behalf of the company during the three months ended March 27, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
(Thousands of dollars, except per share amounts)
December 28, 2015 - January 24, 2016	397,834	$17.55	397,834
January 25, 2016 - February 21, 2016	267,349	$18.03	267,349
February 22, 2016 - March 27, 2016	7,300	$21.96	7,300
Total	672,483		672,483	$48,348

Item 6.  Exhibits

10.1
Superior Industries International, Inc. Annual Incentive Performance Plan (incorporated by reference to Annex A to the Registrant's Definitive Proxy Statement on Schedule 14-A filed on March 28, 2016).*

31.1
Certification of Donald J. Stebbins, Chief Executive Officer and President, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

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
*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date:	April 29, 2016	/s/ Donald J. Stebbins
Donald J. Stebbins Chief Executive Officer and President

Date:	April 29, 2016	/s/ Kerry A. Shiba
Kerry A. Shiba Executive Vice President and Chief Financial Officer