Form 10-Q
period 2016-06-26
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2016-07-29
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2016

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
Yes  ☐    No  ☑

Number of shares of common stock outstanding as of July 28, 2016: 25,415,991

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
NET SALES	$182,709	$183,940	$368,774	$357,669
Cost of sales:
Cost of sales	153,012	162,455	311,332	323,089
Restructuring costs (Note 3)	157	1,565	187	3,438
	153,169	164,020	311,519	326,527
GROSS PROFIT	29,540	19,920	57,255	31,142
Selling, general and administrative expenses	10,000	8,881	18,993	16,433
INCOME FROM OPERATIONS	19,540	11,039	38,262	14,709
Interest income, net	79	57	111	142
Other expenses, net	(372)	(362)	(105)	(544)
INCOME BEFORE INCOME TAXES	19,247	10,734	38,268	14,307
Income tax provision	(6,082)	(4,200)	(10,640)	(3,439)
NET INCOME	$13,165	$6,534	$27,628	$10,868
EARNINGS PER SHARE - BASIC	$0.52	$0.24	$1.08	$0.41
EARNINGS PER SHARE - DILUTED	$0.52	$0.24	$1.08	$0.40
DIVIDENDS DECLARED PER SHARE	$0.18	$0.18	$0.36	$0.36

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015

Net income	$13,165	$6,534	$27,628	$10,868
Other comprehensive (loss) income, net of tax:
Foreign currency translation loss, net of tax	(6,821)	(2,311)	(8,666)	(6,036)
Change in unrecognized (losses) gains on derivative instruments:
Change in fair value of derivatives	(6,734)	(928)	(5,416)	(3,020)
Tax benefit (provision)	—	1,216	(266)	2,210
Change in unrecognized (losses) gains on derivative instruments, net of tax	(6,734)	288	(5,682)	(810)
Defined benefit pension plan:
Actuarial gains on pension obligation, net of curtailments and amortization	84	134	168	268
Tax provision	(30)	(50)	(62)	(100)
Pension changes, net of tax	54	84	106	168
Other comprehensive loss, net of tax	(13,501)	(1,939)	(14,242)	(6,678)
Comprehensive (loss) income	$(336)	$4,595	$13,386	$4,190

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	June 26, 2016	December 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$37,475	$52,036
Short-term investments	750	950
Accounts receivable, net	112,366	112,588
Inventories	73,920	61,769
Income taxes receivable	610	1,104
Other current assets	25,674	14,476
Assets held for sale	2,897	2,897
Total current assets	253,692	245,820
Property, plant and equipment, net	223,871	234,646
Investment in unconsolidated affiliate	2,000	2,000
Non-current deferred income taxes, net	25,269	25,598
Other non-current assets	33,005	31,865
Total assets	$537,837	$539,929

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,982	$20,913
Accrued expenses	44,664	46,214
Income taxes payable	3,585	6,735
Total current liabilities	69,231	73,862

Non-current income tax liabilities	4,842	4,510
Non-current deferred income tax liabilities, net	7,417	8,094
Other non-current liabilities	48,189	39,551
Commitments and contingencies (Note 15)	—	—
Shareholders' equity:
Preferred stock, $0.01 par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, $0.01 par value
Authorized - 100,000,000 shares
Issued and outstanding - 25,425,691 shares
(26,098,895 shares at December 27, 2015)	88,906	88,108
Accumulated other comprehensive loss	(115,955)	(101,713)
Retained earnings	435,207	427,517
Total shareholders' equity	408,158	413,912
Total liabilities and shareholders' equity	$537,837	$539,929

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Twenty-six Weeks Ended
	June 26, 2016	June 28, 2015
NET CASH PROVIDED BY OPERATING ACTIVITIES	$24,522	$25,208

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(17,692)	(23,335)
Proceeds from sales and maturities of investments	200	2,600
Proceeds from sale of property, plant and equipment	1	1,758
Other	—	315
NET CASH USED IN INVESTING ACTIVITIES	(17,491)	(18,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(9,232)	(9,589)
Cash paid for common stock repurchase	(13,098)	(7,547)
Proceeds from exercise of stock options	898	6,484
Excess tax benefits from exercise of stock options	—	6
NET CASH USED IN FINANCING ACTIVITIES	(21,432)	(10,646)

Effect of exchange rate changes on cash	(160)	(1,010)

Net decrease in cash and cash equivalents	(14,561)	(5,110)

Cash and cash equivalents at the beginning of the period	52,036	62,451

Cash and cash equivalents at the end of the period	$37,475	$57,341

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized (Losses) Gains on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
Balance at December 27, 2015	26,098,895	$88,108	$(9,289)	$(4,140)	$(88,284)	$427,517	$413,912
Net income						27,628	27,628
Change in unrecognized (losses) gains on derivative instruments, net of tax			(5,682)	—	—	—	(5,682)
Change in employee benefit plans, net of taxes				106	—	—	106
Net foreign currency translation adjustment				—	(8,666)	—	(8,666)
Stock options exercised	48,908	898		—	—	—	898
Restricted stock awards granted, net of forfeitures	1,557	—		—	—	—	—
Stock-based compensation expense	—	2,314		—	—	—	2,314
Common stock repurchased	(723,669)	(2,414)		—	—	(10,684)	(13,098)
Cash dividends declared ($0.36 per share)	—	—		—	—	(9,254)	(9,254)
Balance at June 26, 2016	25,425,691	$88,906	$(14,971)	$(4,034)	$(96,950)	$435,207	$408,158

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Notes to Condensed Consolidated Financial Statements
June 26, 2016
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

Ford Motor Company ("Ford"), General Motors Company ("GM") and Toyota Motor Company ("Toyota") were our customers individually accounting for more than 10 percent of our consolidated sales in the first two quarters of 2016 and together represented approximately 82 percent of our trade sales during the first two quarters of 2016. Additionally, Fiat Chrysler Automotive N.V. ("FCA") individually accounted for 7 percent of our consolidated sales during the first two quarters of 2016 and together with Ford, GM and Toyota represented approximately 89 percent of our trade sales during the first two quarters of 2016. We also manufacture aluminum wheels for BMW, Mazda, Nissan, Subaru, Tesla and Volkswagen.  The loss of all or a substantial portion of our sales to Ford, GM or Toyota would have a significant adverse impact on our operating results and financial condition. This risk is partially mitigated by our long-term relationships with these OEM customers and our supply arrangements, which are generally for multi-year periods.

Demand for automobiles and light trucks (including SUVs and crossover vehicles) in the North American market is subject to many unpredictable factors such as changes in the general economy, gasoline prices, consumer credit availability and interest rates.  Demand for aluminum wheels can be further affected by other factors, including pricing and performance compared to competitive materials such as steel.  Additionally, the demand for our products is influenced by shifts of market share between vehicle manufacturers and the specific market penetration of individual vehicle platforms being sold by our customers.

While we historically have had long-term relationships with our customers and our supply arrangements generally are for multi-year periods, maintaining such long-term arrangements on terms acceptable to us remains difficult. Global competitive pricing pressures continue to affect our business negatively as our customers maintain and/or further develop alternative supplier options. Increasingly, global procurement practices and competition, and the pressure for price reductions, may make it more difficult to maintain long-term supply arrangements with our customers. As a result, there can be no guarantees that we will be able to negotiate supply arrangements with our customers on terms acceptable to us in the future.

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

We use a 4-4-5 convention for our fiscal quarters, which are thirteen week periods generally ending on the last Sunday of each calendar quarter.  We refer to these thirteen week fiscal periods as “quarters” throughout this report.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for quarterly reports on Form 10-Q and, in our opinion, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated statements of operations for the thirteen and twenty-six week periods ended June 26, 2016 and June 28, 2015, (ii) the condensed consolidated statements of comprehensive (loss) income for the thirteen and twenty-six week periods ended June 26, 2016 and June 28, 2015, (iii) the condensed consolidated balance sheets at June 26, 2016 and December 27, 2015, (iv) the condensed consolidated statements of cash flows for the twenty-six week periods ended June 26, 2016 and June 28, 2015, and (v) the condensed consolidated statement of shareholders’ equity for the twenty-six week period ended June 26, 2016. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP.  The condensed consolidated balance sheet as of December 27, 2015, included in this report, was derived from our 2015 audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

In March 2016, the FASB issued an ASU entitled "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The objective of the ASU is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

Note 3 – Restructuring

On July 30, 2014, we announced the planned closure of our wheel manufacturing facility located in Rogers, Arkansas. During the fourth quarter of 2014, we shifted production to our other locations and closed operations at the Rogers facility. The closure resulted in a reduction of the workforce of approximately 500 employees. The action was undertaken in order to reduce costs and enhance our global competitive position. The results for the first half of 2015 reflect $3.4 million of additional costs charged to gross profit due to the closure of our Rogers facility, charges totaling $0.2 million in SG&A for the write-down of the carrying value of the aircraft we sold in February 2015 and a $0.5 million gain on the sale of the idle warehousing facility located in West

Memphis, Arkansas. Additional expenses related to the Rogers facility fixed assets and other closure costs are expected to continue throughout 2016.

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

The total cost expected to be incurred as a result of the Rogers facility closure is $15.6 million, of which $0.2 million and $3.4 million was recognized as of June 26, 2016 and June 28, 2015, respectively. The following table summarizes the Rogers, Arkansas plant closure costs and classification in the condensed consolidated statements of operations for the period ended June 26, 2016:

(Dollars in thousands)	Costs Incurred Through December 27, 2015	Costs Incurred During the Twenty-six Week Period Ended June 26, 2016	Costs Remaining	Total Expected Costs	Classification
Accelerated and other depreciation of assets idled	$7,006	$156	$619	$7,781	Cost of sales, Restructuring costs
Severance costs	2,011	—	—	2,011	Cost of sales, Restructuring costs
Equipment removal and impairment, inventory written-down, lease termination and other costs	5,424	31	347	5,802	Cost of sales, Restructuring costs
	$14,441	$187	$966	$15,594

Changes in the accrued expenses related to restructuring liabilities during the twenty-six weeks ended June 26, 2016 are summarized as follows:

(Dollars in thousands)

Balance December 28, 2014	$215
Restructuring accruals	114
Cash payments	(304)
Balance December 27, 2015	25
Restructuring accruals	—
Cash payments	(1)
Balance June 26, 2016	$24

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

Derivative Financial Instruments
Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments using industry-standard valuation models such as a discounted cash flow model. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, commodity prices, and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk. In certain cases, market data may not be available and we may use broker quotes and models (e.g., Black-Scholes) to determine fair value. This includes situations where there is lack of liquidity for a particular currency or commodity or when the instrument is longer dated.

Cash Surrender Value
The cash surrender value of the life insurance policies is the sum of money the insurance company will pay to the company in the event the policy is voluntarily terminated before its maturity or the insured event occurs. Over the term of the life insurance contracts, the cash surrender value changes as a result of premium payments and investment income offset by investment losses, charges and miscellaneous fees. The amount of the asset recorded for the investment in the life insurance contracts is based on the amount that will be realized under the contract as of the balance sheet date if the insured event occurs.

The following table categorizes items measured at fair value at June 26, 2016:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
June 26, 2016	Total	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$750	$—	$750	$—
Cash surrender value	7,101	—	7,101	—
Derivative contracts	21	—	21	—
Total	$7,872	$—	$7,872	$—

Liabilities
Derivative contracts	$20,123	$—	$20,123	$—
Total	$20,123	$—	$20,123	$—

The following table categorizes items measured at fair value at December 27, 2015:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
December 27, 2015	Total	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$950	$—	$950	$—
Cash surrender value	6,923	—	6,923	—
Derivative contracts	113	—	113	—
Total	$7,986	$—	$7,986	$—

Liabilities
Derivative contracts	$14,159	$—	$14,159	$—
Total	$14,159	$—	$14,159	$—

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

To help protect gross margins from fluctuations in foreign currency exchange rates, certain of our subsidiaries whose functional currency is the U.S. dollar hedge a portion of forecasted foreign currency costs. Generally, we may hedge portions of our forecasted foreign currency exposure associated with costs, typically for up to 42 months.

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

Deferred gains and losses associated with cash flow hedges of foreign currency costs are recognized as a component of cost of sales in the same period as the related cost is recognized. Our foreign currency transactions hedged with cash flow hedges as of June 26, 2016, are expected to occur within 1 month to 42 months.

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

We had no gains or losses recognized in other income and expense for foreign currency forward and option contracts not designated as hedging instruments during the twenty-six week period ended June 26, 2016 or the year ended December 27, 2015.

The following table displays the fair value of derivatives by balance sheet line item:

	June 26, 2016			December 27, 2015
(Dollars in thousands)	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
Foreign exchange forward contracts and collars designated as hedging instruments	$21	$10,466	$9,657	$113	$9,629	$4,530
Total derivative instruments	$21	$10,466	$9,657	$113	$9,629	$4,530

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	June 26, 2016		December 27, 2015
(Dollars in thousands)	U.S. Dollar Notional Amount	Fair Value	U.S. Dollar Notional Amount	Fair Value
Foreign exchange forward contracts and collars designated as hedging instruments	$152,914	$20,102	$162,590	$14,046
Total derivative financial instruments	$152,914	$20,102	$162,590	$14,046

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

The following table provides the impact of derivative instruments designated as cash flow hedges on our consolidated income statement:

Twenty-six Week Period Ended June 26, 2016	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Dollars in thousands)
Foreign exchange forward contracts and collars	$(5,682)	$(6,412)	$(74)
Total	$(5,682)	$(6,412)	$(74)

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

Geographic Information

Net sales by geographic location are as follows:

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-six Weeks Ended
Net sales:	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
U.S.	$30,673	$41,708	$68,069	$85,327
Mexico	152,036	142,232	300,705	272,342
Consolidated net sales	$182,709	$183,940	$368,774	$357,669

Long Lived Assets

Long-lived assets includes property, plant and equipment, net, by geographic location as follows:
Property, plant and equipment, net:	June 26, 2016	December 27, 2015
U.S.	$41,829	$44,274
Mexico	182,042	190,372
Consolidated property, plant and equipment, net	$223,871	$234,646

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

Restricted Deposits

We purchase certificates of deposit that mature within twelve months and are used to secure or collateralize letters of credit securing our workers’ compensation obligations.  At June 26, 2016 and December 27, 2015, certificates of deposit totaling $0.8 million and $1.0 million, respectively, were restricted in use and were classified as short-term investments on our condensed consolidated balance sheets.

Note 8 – Inventories

(Dollars in thousands)
	June 26, 2016	December 27, 2015
Raw materials	$35,345	$19,148
Work in process	17,011	21,063
Finished goods	21,564	21,558
Inventories	$73,920	$61,769

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $7.0 million and $6.9 million at June 26, 2016 and December 27, 2015, respectively. Included in raw materials were operating supplies and spare parts totaling $10.6 million and $9.2 million on June 26, 2016 and December 27, 2015, respectively.

Note 9 – Property, Plant and Equipment

(Dollars in thousands)
	June 26, 2016	December 27, 2015
Land and buildings	$70,173	$73,803
Machinery and equipment	486,234	486,612
Leasehold improvements and others	4,619	4,204
Construction in progress	20,146	20,455
	581,172	585,074
Accumulated depreciation	(357,301)	(350,428)
Property, plant and equipment, net	$223,871	$234,646

Depreciation expense was $17.3 million and $17.0 million for the twenty-six weeks ended June 26, 2016 and June 28, 2015, respectively.

Note 10 – Preproduction Costs Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all preproduction engineering costs for which reimbursement is not contractually guaranteed by the customer or which are in excess of the contractually guaranteed reimbursement amount. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customers and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Changes in the facts and circumstances of individual wheel programs may accelerate the amortization of both the cost of customer-owned tooling and the deferred tooling reimbursement revenues. Recognized tooling reimbursement revenues, which totaled $3.9 million and $3.2 million for the twenty-six weeks ended June 26, 2016 and June 28, 2015, respectively, are included in net sales in the condensed consolidated statements of operations. The following tables summarize the unamortized customer-owned tooling costs included in our non-current assets, and the deferred tooling revenues included in accrued liabilities and other non-current liabilities:

(Dollars in Thousands)	June 26, 2016	December 27, 2015
Unamortized Preproduction Costs
Preproduction costs	$76,788	$73,095
Accumulated amortization	(61,601)	(58,632)
Net preproduction costs	$15,187	$14,463

Deferred Tooling Revenues
Accrued expenses	$3,524	$2,908
Other non-current liabilities	4,707	1,266
Total deferred tooling revenues	$8,231	$4,174

Note 11 – Earnings Per Share

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

(Dollars in thousands, except per share amounts)	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Basic Income Per Share:
Reported net income	$13,165	$6,534	$27,628	$10,868
Basic income per share	$0.52	$0.24	$1.08	$0.41
Weighted average shares outstanding - Basic	25,430	26,719	25,512	26,788

Diluted Income Per Share:
Reported net income	$13,165	$6,534	$27,628	$10,868
Diluted income per share	$0.52	$0.24	$1.08	$0.40
Weighted average shares outstanding	25,430	26,719	25,512	26,788
Weighted average dilutive stock options and restricted stock units	113	47	75	48
Weighted average shares outstanding - Diluted	25,543	26,766	25,587	26,836

For the first half of 2016 and 2015, no options were excluded from the diluted earnings per share calculation as being anti-dilutive. In addition, the performance shares discussed in Note 16 - Stock-Based Compensation are not included in the diluted earnings per share because the performance metrics had not been met as of the period ended June 26, 2016.

Note 12 – Income Taxes

The estimated annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates and applied to year-to-date ordinary income (loss). The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances, settlements with taxing authorities and effects of changes in tax laws or rates, are reported in the interim period in which they occur.

The income tax provision for the thirteen weeks ended June 26, 2016 was $6.1 million, representing an effective income tax rate of 32 percent. The income tax provision for the twenty-six weeks ended June 26, 2016, was $10.6 million, representing an effective income tax rate of 28 percent. The effective tax rates for the thirteen and twenty-six weeks ended June 26, 2016 were lower than the statutory rate due to the mix of income before taxes for entities included in our effective tax rate calculation and the effect of the business restructuring to realign our operations, which was implemented in the fourth quarter of 2015.

The income tax provision for the thirteen weeks ended June 28, 2015 was $4.2 million, representing an effective income tax rate of 39 percent. The income tax provision for the twenty-six weeks ended June 28, 2015, was $3.4 million, representing an effective income tax rate of 24 percent. The effective tax rates for the thirteen and twenty-six weeks ended June 28, 2015 were lower than the statutory rate due to the release of certain liabilities related to uncertain tax positions as a result of the expiration of statute of limitations, partially offset by certain non-deductible expenses, state income taxes (net of federal tax benefit) and interest and penalties on unrecognized tax benefits.

Note 13 – Retirement Plans

We have an unfunded salary continuation plan covering certain directors, officers and other key members of management.  We purchase life insurance policies on certain participants to provide in part for future liabilities. Cash surrender value of these policies, totaling $7.1 million and $6.9 million at June 26, 2016 and December 27, 2015, respectively, are included in other non-current assets in the company's condensed consolidated balance sheets. Subject to certain vesting requirements, the plan provides for a benefit based on final average compensation, which becomes payable on the employee's death or upon attaining age 65, if retired.  The plan was closed to new participants effective February 3, 2011. We have measured the plan assets and obligations of our salary continuation plan for all periods presented.

For the twenty-six weeks ended June 26, 2016, payments to retirees or their beneficiaries totaled approximately $0.8 million.  We presently anticipate benefit payments in 2016 to total approximately $1.6 million.  The following table summarizes the components of net periodic pension cost for the first two quarters of 2016 and 2015.

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Service cost	$—	$11	$—	$22
Interest cost	304	307	608	615
Net amortization	84	134	168	267
Net periodic pension cost	$388	$452	$776	$904

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

The company has $97.0 million of availability after giving effect to $3.0 million in outstanding letters of credit as of June 26, 2016.

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

The Credit Agreement contains certain customary restrictive covenants, including, among others, financial covenants requiring the maintenance of a maximum total leverage ratio and a minimum fixed charge coverage ratio, and also includes, without limitation, covenants, in each case with certain exceptions and allowances, limiting the ability of the company and its subsidiaries to incur indebtedness, grant liens, make investments, dispose of assets, make certain restrictive payments, make optional payments and modifications of subordinated debt instruments, enter into certain transactions with affiliates, enter into swap agreements, make capital expenditures or make changes to its lines of business. At June 26, 2016, we were in compliance with all covenants contained in the Credit Agreement. At June 26, 2016, we had no borrowings under this facility other than the outstanding letters of credit referred to above.

The Credit Agreement contains customary default provisions, representations and warranties and restrictive covenants.  The Credit Agreement also contains a provision permitting the lenders to accelerate the repayment of all loans outstanding under the Facility during an event of default.

Note 15 – Commitments and Contingencies

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

In accordance with our corporate risk management policies, we may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our material foreign exchange exposures for up to approximately 42 months. We do not use derivative contracts for trading, market-making, or speculative purposes. For additional information on our derivatives, see Note 5 - Derivative Financial Instruments.

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

Note 16 – Stock-Based Compensation

2008 Equity Incentive Plan

Our 2008 Equity Incentive Plan (the "Plan") was amended and restated effective May 22, 2013 upon approval by our stockholders at our annual meeting of stockholders. As amended, the Plan authorizes us to issue up to 3.5 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants.  At June 26, 2016, there were 2.2 million shares available for future grants under this Plan. No more than 600,000 shares may be used under the Plan as “full value” awards, which include restricted stock and performance stock units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options and restricted shares granted under this Plan generally require no less than a three year ratable vesting period.

During the first six months of 2016 no stock options were granted or expired, 50,158 stock options were exercised and 24,750 options were canceled.

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

During the first quarter of 2015, the company implemented a long term incentive program for the benefit of certain members of company management. The program was designed to strengthen employee retention and to provide a more structured incentive program to stimulate improvement in future company results. Per the terms of the program, participants were granted, in 2015 and 2016, time value restricted stock units (“RSUs”), vesting ratably over a three year time period, and performance restricted stock units (“PSUs”), with a three year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the company’s common stock, with accrued dividends. The PSUs are categorized further into three individual categories whose vesting is contingent upon the achievement of certain targets as follows:

•	40% of the PSUs vest upon certain Return on Invested Capital targets for 2016 and 2015 units

•	40% of the PSUs vest upon certain Cumulative EPS targets for 2016 units

•	40% of the PSUs vest upon certain EBITDA margin targets for 2015 units

•	20% of the PSUs vest upon certain market based Shareholder Return targets for 2016 and 2015 units.

In the aggregate, the company granted a total of 345,270 RSUs and PSUs in 2016 and 2015, net of forfeitures, comprising:

2016 Grants

•	26,841 time value based RSUs with a grant date fair value of $22.82 per unit

•	32,051 time value based RSUs with a grant date fair value of $18.72 per unit

•	20,629 time value based RSUs with a grant date fair value of $25.45 per unit

•	42,946 PSUs with an initial grant date fair value of $22.82 per unit

•	51,282 PSUs with an initial grant date fair value of $18.72 per unit

•	10,736 market based PSUs with a grant date fair value of $22.82 per unit

•	12,821 market based PSUs with a grant date fair value of $18.72 per unit

2015 Grants

•	44,503 time value based RSUs with a grant date fair value of $18.78 per unit

•	82,770 PSUs with an initial grant date fair value of $18.78 per unit

•	20,692 market based PSUs with a grant date fair value of $24.81 per unit.

Stock-based compensation expense related to our equity incentive plans in accordance with U.S. GAAP was allocated as follows:

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Cost of sales	$282	$102	$358	$194
Selling, general and administrative expenses	1,476	656	1,956	1,122
Stock-based compensation expense before income taxes	1,758	758	2,314	1,316
Income tax benefit	(515)	(284)	(648)	(494)
Total stock-based compensation expense after income taxes	$1,243	$474	$1,666	$822

As of June 26, 2016, a total of $6.3 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.9 years.  There were no significant capitalized stock-based compensation costs at June 26, 2016 and December 27, 2015.

Note 17 - Common Stock Repurchase Programs
In March 2013, our Board of Directors approved a new stock repurchase program (the "2013 Repurchase Program"), which authorized the repurchase of up to $30.0 million of our common stock. This 2013 Repurchase Program replaced the previously existing share repurchase program. Shares repurchased under the 2013 Repurchase Program totaled 1,510,759 at a cost of $30.0 million, including 1,089,560 shares repurchased at a cost of $21.8 million in 2014. Accordingly, no additional shares may be repurchased under the 2013 Repurchase Program. All repurchased shares described above were canceled and retired.

In October 2014, our Board of Directors approved a new stock repurchase program (the "2014 Repurchase Program") which authorized the repurchase of up to $30.0 million of our common stock. Under the 2014 Repurchase Program, we repurchased common stock from time to time on the open market or in private transactions. Shares repurchased under the 2014 Repurchase Program totaled 1,056,954 at a cost of $19.6 million, all of which were repurchased during 2015. The 2014 Repurchase Program was completed in January 2016, with purchases since December 27, 2015 of 585,970 shares at a cost of $10.3 million. The repurchased shares described above were either canceled and retired or added to treasury stock after the reincorporation in Delaware in 2015.

In January 2016, our Board of Directors approved a new stock repurchase program (the “2016 Repurchase Program”), authorizing the repurchase of up to $50.0 million of common stock.  Under the 2016 Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. The timing and extent of the repurchases under the 2016 Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion. Shares repurchased under the 2016 Repurchase Program totaled 137,699 shares of company stock at a cost of $2.8 million in the first half of 2016.

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

Executive Overview

Our strong first half results reflect the continued unit volume increases that we experienced in the first quarter of 2016, as unit volume increased 13.2 percent for the second quarter of 2016 when compared to the same period last year. The volume increase was driven by our new passenger car programs as well as by continued strength in our largest light truck programs. Gross profit as a percentage of sales increased to 15.5 percent in the first half of 2016 compared to 8.7 percent in the first half of 2015. Adjusted EBITDA as a percent of value added sales improved, growing to 27.5 percent in the first half of 2016 from 19.8 percent in the first half of 2015. The margin expansion largely resulted from overall cost improvement, aided significantly by greater allocation of production to our Mexico facilities, including our newest factory which was in the earlier stages of production ramp-up during the first half of 2015. The new facility in Mexico, which was running at full capacity by the end of 2015, expands our capacity to take on new business and includes a state of the art paint facility, which improves our competitive position in higher value-added products. The company also completed the move of its headquarters to Southfield, Michigan from California at the end of 2015. This move brought all of its corporate departments together in one location in order to be closer to and better serve its customers. During the fourth quarter of 2014 we closed an older manufacturing facility in Rogers, Arkansas. The two charts below illustrate the income from operations as a percent of sales and the adjusted EBITDA as a percent of value added sales, and net sales and value added sales. Adjusted EBITDA and value added sales are metrics that provide further insight into our comparative sales and our profitability excluding the effects of a closed facility but are not calculated according to U.S. generally accepted accounting principles ("GAAP").

We believe we still have many opportunities ahead as we continue to focus on objectives to enhance our global competitiveness, realize higher operating efficiencies and drive strong shareholder returns. In connection with our business evolution we have opened a new plant in Mexico, implemented many programs to improve efficiencies and more effectively serve our customers and are focusing efforts to develop and manufacture more sophisticated and larger diameter products which typically have more value in the market. Increased demand for a certain type of our specialty wheels continued in the second quarter which has triggered actions to increase our manufacturing capacity for these wheels. In responding to the high level of demand for these specialty wheels, we incurred some inefficiency costs in the second quarter, which are expected to continue into the third quarter and possibly the fourth quarter. In the first half of 2016, sales of our larger diameter wheels, which we define as 19 inches or larger, increased by over 32 percent when compared to the first half of 2015.

Our industry is mainly driven by production levels in North America and to a much lesser extent in South America. The North American production level, in the first half of 2016, was 9.1 million vehicles, a 3.5 percent, or 0.3 million unit, increase over the comparable period a year ago. We track annual production rates based on information from Ward's Automotive Group. The North American annual production levels of automobiles and light-duty trucks (including SUV's, vans and "crossover vehicles") continued the trend of growth since the 2009 recession. Current economic conditions, low consumer interest rates and relatively inexpensive gas prices have been generally supportive of market growth and, in addition, the record high average age of vehicles on the road appears to be contributing to higher rates of vehicle replacement. It was reported at the end of 2015 that the average age of all light vehicles in the U.S. increased to an all-time high of 11.5 years, according to IHS Automotive.

Net sales in the second quarter of 2016 decreased $1.2 million, or 1 percent, to $182.7 million from $183.9 million in the comparable period a year ago. The benefit in net sales of a significant increase in unit volume was more than offset by a decline in the value of aluminum which was primarily passed through to customers and more than offset the growth in unit sales volume. Wheel sales in the second quarter of 2016 decreased to $180.1 million from $182.1 million in the comparable period a year ago, while wheel unit shipments increased 13.2 percent in 2016 to 3.1 million.

Gross profit in the second quarter of 2016 was $29.5 million, or 16.2 percent of net sales, compared to $19.9 million, or 10.8 percent of net sales, in the comparable period a year ago. Income from operations for the second quarter of 2016 was $19.5 million, an $8.5 million increase from operating income of $11.0 million for the second quarter of 2015.

Net income for the second quarter of 2016 was $13.2 million, or $0.52 per diluted share, more than double net income in the second quarter of 2015 which was $6.5 million, or $0.24 per diluted share.

As part of our commitment to enhancing shareholder value, we have been repurchasing our common stock. Beginning in 2013 through the end of our fiscal year 2015, we have repurchased 2,567,713 shares for a cost of $49.6 million. Thus far in 2016, we have repurchased 723,669 shares for a cost of $13.1 million.

Results of Operations

(Dollars in thousands, except per share amounts)
	Thirteen Weeks Ended			Twenty-six Weeks Ended
Selected data	June 26, 2016	June 28, 2015	Change	June 26, 2016	June 28, 2015	Change
Net sales	$182,709	$183,940	$(1,231)	$368,774	$357,669	$11,105
Value added sales (1)	$101,190	$87,633	$13,557	$203,529	$169,896	$33,633
Gross profit	$29,540	$19,920	$9,620	$57,255	$31,142	$26,113
Percentage of net sales	16.2%	10.8%	5.4%	15.5%	8.7%	6.8%
Income from operations	$19,540	$11,039	$8,501	$38,262	$14,709	$23,553
Percentage of net sales	10.7%	6.0%	4.7%	10.4%	4.1%	6.3%
Adjusted EBITDA (2)	$27,948	$20,307	$7,641	$56,047	$33,677	$22,370
Percentage of net sales (3)	15.3%	11.0%	4.3%	15.2%	9.4%	5.8%
Percentage of value added sales (4)	27.6%	23.2%	4.4%	27.5%	19.8%	7.7%
Net income	$13,165	$6,534	$6,631	$27,628	$10,868	$16,760
Percentage of net sales	7.2%	3.6%	3.6%	7.5%	3.0%	4.5%
Diluted income per share	$0.52	$0.24	$0.28	$1.08	$0.40	$0.68

(1) Value added sales is a key measure that is not calculated according to GAAP. In the discussion of operating results, we provide information regarding value added sales. Value added sales represents net sales less the value of aluminum and services provided by outside service providers that are included in net sales. As discussed further below, arrangements with our customers allow us to pass on changes in aluminum prices and outside service provider costs; therefore, fluctuations in underlying aluminum prices and the use of outside service providers generally do not directly impact our profitability. Accordingly, value added sales is worthy of being highlighted for the benefit of users of our financial statements. Our intent is to allow users of the financial statements to consider our net sales information both with and without the aluminum and outside service provider cost components thereof. Management utilizes value added sales as a key metric to determine growth of the company because it eliminates the volatility of aluminum prices. See the Non-GAAP Financial Measures section of this quarterly report for a reconciliation of value added sales to net sales.

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

Net Sales

As noted above, net sales in the second quarter of 2016 decreased $1.2 million, or 1 percent, to $182.7 million from $183.9 million in the comparable period a year ago. The decrease in net sales primarily reflected a significant decline in the value of aluminum that offset the benefit of a 13.2 percent increase in unit shipments in the current year period.  Value added sales increased to $101.2 million in the second quarter of 2016 from $87.6 million in the comparable period a year ago. Wheel sales in the second quarter of 2016 decreased $2.0 million, to $180.1 million from $182.1 million in 2015, despite the 13.2 percent increase in wheel unit shipments. The decrease reflects the impact of the significant decline in the value of the aluminum component in sales. Changes in aluminum value are primarily passed through to customers. The largest unit shipment increases were for Nissan, Ford and Chrysler. Shipments were also higher for Toyota with a minor offsetting decrease for GM. The average selling price on value added sales of our wheels increased 2.0 percent. The decrease in aluminum value resulted in $23.1 million lower revenues in the second quarter of 2016 when compared to 2015. Wheel development revenues totaled $2.6 million in the second quarter of 2016 and $1.8 million in the comparable 2015 period.

Net sales in the first half of 2016 increased $11.1 million, or 3 percent, to $368.8 million from $357.7 million in the comparable period a year ago. Additionally, value added sales increased to $203.5 million in the first half of 2016 from $169.9 million in the comparable period a year ago. Wheel sales in the first half of 2016 increased $10.8 million to $364.6 million from $353.8 million in 2015. The increase in wheel sales primarily resulted from a 19 percent increase in shipments in the first half of 2016 compared to the first half of 2015, translating to approximately $68.2 million more in revenue. The average selling price on value added sales of our wheels increased 0.6 percent. The decrease in aluminum value resulted in $53.8 million lower revenues in the first half of 2016 when compared to 2015. Wheel development revenues totaled $4.2 million in the first half of 2016 and $3.9 million in the comparable 2015 period.

U.S. Operations
Wheel sales of our U.S. plants in the second quarter of 2016 decreased $12.3 million, or 31 percent, to $27.9 million from $40.2 million in the comparable period a year ago. Unit shipments declined 25 percent. A lower aluminum value decreased revenues by approximately $3.7 million in 2016 when compared to 2015.

During the first half of 2016, net sales of our U.S. plants decreased $17.3 million, or 20 percent, to $68.1 million from $85.3 million in the comparable period a year ago. Wheel sales in the first half of 2016 decreased $17.5 million, or 21 percent, to $64.6 million from $82.1 million in the first half last year. A 12 percent decrease in unit shipments caused a $9.9 million decline in revenue. The decrease in aluminum value reduced sales by approximately $9.6 million in the first half of 2016 when compared to the first half of 2015.

Mexico Operations
Wheel sales of our Mexico plants in the second quarter of 2016 increased $10.3 million, or 7 percent, to $152.2 million from $141.9 million in the comparable period a year ago. The sales increase reflects higher unit shipments in the current year period, offset partially by a decline in the value of aluminum. Unit shipments increased 24 percent in the second quarter of 2016, contributing $33.2 million to the revenue increase. The decrease in aluminum value reduced sales by approximately $19.4 million in the second quarter of 2016 when compared to the second quarter of 2015.

During the first half of 2016, net sales of our Mexico operations increased $28.4 million, or 10 percent, to $300.7 million from $272.3 million in the comparable period a year ago, reflecting an increase in unit shipments. Wheel sales in the first half of 2016 increased $28.3 million, or 10 percent, to $300.0 million from $271.7 million in the first half of last year. Unit shipments increased 28 percent in the first half of 2016, contributing $74.9 million to the revenue increase. The decrease in aluminum value reduced sales by approximately $44.2 million in the first half of 2016 when compared to the first half of 2015.

Customer Comparisons
As reported by industry publications, North American production of passenger cars and light trucks in the second quarter of 2016 increased approximately 4 percent compared to the same quarter in the previous year, while our unit wheel shipments increased 13.2 percent for the comparable period. The overall increase in North American light vehicle production included a 9 percent increase in the light-duty truck category and a 4 percent decrease for passenger cars. Comparing the same time periods for Superior, our shipments of passenger car wheels increased 57 percent and light-duty truck wheels decreased 4 percent.

OEM unit shipment composition by customer was as follows:

At the customer level, unit shipments to Ford in the second quarter of 2016 were 6 percent higher when compared to the second quarter last year, as an increase in light-duty truck wheel shipments was partially offset by a decline in shipments for passenger car programs. At the program level, the major unit shipment increases were for the F-Series, Escape, Explorer, MKZ and MKS, partially offset by lower shipments for the Taurus, Fusion, Edge Fiesta and Flex.

Shipments to GM in the second quarter of 2016 declined 1 percent compared to the second quarter of 2015, as a decline in light-duty truck shipments was largely offset by higher shipments for passenger car programs. The largest shipment declines in light-duty truck shipments were for the Cadillac SRX and Enclave. The decreases were partially offset by major passenger car unit shipment increases for the Corvette, XTS and Volt.

Shipments to Toyota in the second quarter of 2016 increased 5 percent compared to the second quarter last year, as higher shipments of passenger car wheels were offset partially by a decline in shipments of light-duty truck wheels. The major unit shipment increases were for the Sienna, Tacoma and Camry. The increases were partially offset by unit shipment decreases for the Venza, Highlander and Matrix.

Shipments to FCA in the second quarter of 2016 increased 46 percent compared to the second quarter last year, as shipments for both light-duty truck and passenger car programs increased. The largest shipment increases were for the Ram Truck, Challenger, and Town & Country. The increases were partially offset by decreases in the Durango and Journey.

Shipments to other customers in the second quarter of 2016 increased 63 percent compared to the second quarter of 2015, as shipments for both passenger car and light-duty truck programs were higher. At the program level, the largest unit shipment increases were for the Nissan Titan and Note, BMW X5, Toyota Scion iA which is manufactured by Mazda and Mitsubishi Endeavor, offset partially by unit shipment decreases for the Nissan Altima and Sentra.

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

Consolidated cost of sales decreased $10.9 million to $153.2 million, or 84 percent of net sales, in the second quarter of 2016, compared to $164.0 million, or 89 percent of net sales, in the second quarter of 2015. Despite higher unit volume, cost of sales in 2016 decreased due to a decline in aluminum prices, which we primarily pass through to our customers, the improved efficiencies of the new wheel plant in Mexico operating near capacity levels and reduced plant closure costs. The impact of lower aluminum prices was approximately $27.1 million. Cost of sales associated with centralized services such as wheel program development engineering and manufacturing support services increased $1.6 million in the second quarter of 2016 when compared to the 2015 period.

For the first half of 2016, our consolidated cost of sales decreased $15.0 million to $311.5 million, or 84 percent of net sales, compared to $326.5 million, or 91 percent of net sales, in the first half of 2015. Cost of sales in 2016 mainly reflects a decrease in aluminum prices, which we mainly pass through to our customers, partially offset by a 19 percent increase in unit shipments. The decline in aluminum prices reduced cost of sales approximately $51.0 million. Plant labor and benefit costs were $45.1 million in the first half of 2016, a decrease of $0.3 million compared to the first half of last year despite the unit shipment increase. The decline reflects the impact of higher allocation of overall production to Mexico and improved efficiency at our new facility in Mexico, which was still ramping up in the first half of 2015. Cost of sales associated with corporate services such as engineering support for wheel program development and manufacturing support increased $1.3 million in the first half of 2016 when compared to the 2015 period as a result of increased research and development efforts as well as new tooling costs for new product lines.

Included below are the major items that impacted cost of sales for our U.S. and Mexico operations during the second quarter of 2016.

U.S. Operations
Cost of sales for our U.S. operations decreased by $13.0 million, or 30 percent, in the second quarter of 2016 as compared to the second quarter of 2015. Lower cost of sales for our U.S. wheel plant in the second quarter primarily reflects the impact of reduced unit shipments and declining aluminum prices. Unit shipments decreased 25 percent during the second quarter of 2016 compared to the second quarter of 2015, and lower aluminum prices further reduced cost of sales by $4.4 million. Plant labor and benefit costs in the second quarter of 2016 were lower by approximately $2.4 million, or 32 percent, primarily as a result of unit shipment decreases and efficiencies from process improvements. Repair and maintenance costs decreased $0.6 million to $1.0 million and supply and small tool costs decreased $0.2 million to $1.0 million when compared to the second quarter of 2015. Electricity and gas costs decreased $0.4 million or 25 percent, when compared to the second quarter of 2015.

For the first half of 2016, cost of sales for our U.S. operations decreased by $18.3 million, or 21 percent, when compared to the first half of 2015.  Lower cost of sales for the 2016 period primarily reflects a 12 percent decrease in unit shipments, decreases in labor and other costs and a $10.6 million decrease in aluminum prices, which we primarily pass on to our customers. When compared to the prior year, the first half of 2016 decline in plant labor and benefit costs was approximately $3.7 million, or 23 percent, primarily as a result of the decreases in unit shipments.

Mexico Operations
Cost of sales for our Mexico operations in the second quarter of 2016 increased by $1.8 million, or 2 percent, when compared to the second quarter of 2015, despite a 24 percent increase in unit shipments. Significant improvement in cost performance primarily reflected the new wheel manufacturing plant in Mexico operating at full capacity in the second quarter of 2016 in contrast to being in ramp-up mode in the prior year. Lower aluminum prices in 2016 also affected the comparison, declining approximately $22.6 million. During the second quarter of 2016, plant labor and benefit costs increased $1.6 million or 11 percent to $16.5 million. Repair and maintenance costs increased $0.9 million to $4.4 million and supply and small tool costs increased $1.0 million to $4.2 million when compared to the second quarter of 2015. Additionally, electricity and gas costs increased $0.3 million or 5 percent, when compared to the second quarter of 2015.

For the first half of 2016, cost of sales for our Mexico operations increased by $3.1 million, or 1 percent, when compared to the first half of 2015. The 2016 increase mainly reflects a 28 percent increase in unit shipments mainly offset by an approximate $41.4 million decrease in aluminum prices, as well as increased depreciation of $1.0 million. In the first half of 2016, plant labor and benefit costs increased $3.4 million to $32.8 million due to the higher unit production. Repair and maintenance costs increased $1.5 million to $8.6 million, supply and small tool costs increased $1.2 million to $7.7 million and electricity and gas costs decreased $0.6 million or 6 percent, when compared to the same period in 2015.

Gross Profit

Consolidated gross profit increased $9.6 million for the second quarter of 2016 to $29.5 million, or 16.2 percent of net sales, compared to $19.9 million, or 10.8 percent of net sales, for the comparable period a year ago. The increase in gross profit was due to a 13.2 percent increase in unit sales volume, and reflects improved cost associated with the reallocation of production to the lower cost Mexico facilities and improved efficiency of having the new wheel manufacturing plant in Mexico which was in a ramp up mode in the second quarter of 2015. The Rogers' facility closure costs were $1.5 million lower in the second quarter of 2016 in comparison to the same period last year.

For the first half of 2016, consolidated gross profit increased $26.1 million to $57.3 million, or 15.5 percent of net sales, compared to $31.1 million, or 8.7 percent of net sales, for the comparable period a year ago. Unit shipments increased 19 percent in the first half of 2016 as compared to the same period last year, in addition to the improvements in the company’s cost structure associated with the reallocation of production to the lower cost Mexico facilities, as well as improved efficiency of the new wheel manufacturing plant in Mexico which was in a ramp up mode in the first half of 2015. The Rogers facility closure costs were $3.3 million lower in the first half of 2016 in comparison to the same period last year.

The cost of aluminum is a component of our selling prices to OEM customers and a significant component of the overall cost of a wheel. The price for aluminum we purchase is adjusted monthly based primarily on changes in certain published market indices. Our selling prices are adjusted periodically based upon aluminum market price changes, but the timing of such adjustments is based on specific customer agreements and can vary from monthly to quarterly. Even if aluminum selling price adjustments were to perfectly match changes in aluminum purchase prices, an increasing aluminum price will result in a declining gross margin percentage - i.e., the same gross profit dollars divided by increased sales dollars equals a lower gross profit percentage. The opposite is true in periods during which the price of aluminum decreases. In addition, although our sales are continuously adjusted for aluminum price changes, these adjustments rarely will match exactly the changes in our aluminum purchase prices and cost of sales. As estimated by the company, the favorable impact on gross profit related to such differences in timing of aluminum adjustments was approximately $4.0 million in the second quarter of 2016 and for the first half of 2016 there was an unfavorable impact on gross profit of $2.8 million, as compared to the same periods in 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2016 increased to $10.0 million, or 5 percent of net sales, from $8.9 million, or 5 percent of net sales, for the comparable period in 2015. The increase primarily reflects an increase in our long-term stock based incentive compensation expense and higher short-term incentive compensation costs, which is largely related to the improved profitability in 2016.

For the first half of 2016, selling, general and administrative expenses were $19.0 million, or 5 percent of net sales, compared to $16.4 million, or 5 percent of net sales for the comparable period last year. The increase primarily reflects an increase in our long-term stock based incentive compensation expense and higher short-term incentive compensation costs, which is largely related to the improved profitability in 2016. During the first six months of 2015, we sold an idle warehouse facility, which resulted in a $0.5 million gain on sale.

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

Consolidated income from operations was $19.5 million or 10.7 percent of net sales in the second quarter of 2016, an increase of $8.5 million from operating income of $11.0 million, or 6.0 percent of net sales, in the comparable period in 2015. Income from our Mexican operations increased $7.4 million in the second quarter of 2016. For the second quarter of 2016, including the plant closure related cost mentioned above, the loss from our U.S. operations decreased $1.4 million when compared to the second quarter of 2015. Unallocated corporate costs incurred during the second quarter of 2016 were $0.3 million higher than for the comparable period in 2015 due to the increase in our long-term stock-based incentive compensation expense and higher short-term incentive compensation costs, which is largely related to the improved profitability in 2016.

Consolidated income from operations increased $23.6 million to $38.3 million, or 10.4 percent of net sales, in the first half of 2016 from $14.7 million, or 4.1 percent of net sales, in the comparable period in 2015.  Income from our Mexican operations increased $24.4 million in the first half of 2016. The loss from our U.S. operations decreased $1.4 million when comparing the first half of 2016 to the comparable period in 2015.  Unallocated corporate costs incurred during the first half of 2016 were $2.2 million higher than the comparable period in 2015 due to the increase in our long-term stock-based incentive compensation expense and higher short-term incentive compensation costs, which is largely related to the improved profitability in 2016.

Included below are the major items that impacted income from operations for our U.S. and Mexico operations during the first half of 2016.

U.S. Operations
Operating results from our U.S. operations in the second quarter of 2016 improved $1.4 million when compared to the second quarter of last year. Gross profit improved $0.8 million over the comparable period in 2015 and the closure costs of the Rogers facility were less than $0.1 million in the second quarter of 2016 compared to $1.6 million in the comparable period in 2015.

For the first half of 2016, operating results for our U.S. operations improved $1.4 million when compared to the first half of last year due to a gross profit improvement of $0.8 million over the comparable period in 2015. The prior year included $3.4 million of closure costs for the Rogers facility, while the current year includes less than $0.2 million of costs.

Mexico Operations
Income from our Mexico operations increased $7.4 million in the second quarter of 2016 as compared to the second quarter of 2015. The increase resulted from a 24 percent increase in unit shipments and improved cost performance.

For the first half of 2016, income from our Mexico operations increased $24.4 million when compared to the first half of 2015.  Income from operations in 2016 reflects an improvement in gross profit of $24.7 million over the comparable period in 2015 as a result of higher unit shipments and improved cost performance in our production facilities.

U.S. versus Mexico Shipments

During the second quarter of 2016, wheels shipped by our Mexico and U.S. operations accounted for 86 percent and 14 percent, respectively, of our total shipments. For the second quarter of 2015, wheels shipped by our Mexico and U.S. operations accounted for 79 percent and 21 percent, respectively, of our total shipments. The shift of shipments to the Company’s Mexico facilities is largely attributable to the change in overall production capacity footprint and resulting realignment of production to our Mexico facilities.

Interest Income, net and Other Income (Expense), net

Net interest income for the second quarter of 2016 and 2015 was income of less than $0.1 million.

Net other income (expense) was an expense of $0.4 million in the second quarter of 2016 and 2015. Foreign exchange gains and (losses) included in net other income (expense) were exchange losses of $0.4 million and $0.3 million in the second quarter of 2016 and 2015, respectively.

Income Taxes

The income tax provision for the thirteen weeks ended June 26, 2016 was $6.1 million, representing an effective income tax rate of 32 percent. For the twenty-six weeks ended June 26, 2016, the income tax provision was $10.6 million, representing an effective income tax rate of 28 percent. The effective tax rate for the thirteen and twenty-six weeks ended June 26, 2016 were lower than the statutory rate due to the effect of the business restructuring to realign our operations, which was implemented in the fourth quarter of 2015.

The income tax provision for the thirteen weeks ended June 28, 2015 was $4.2 million, representing an effective income tax rate of 39 percent. For the twenty-six weeks ended June 28, 2015, the income tax provision was $3.4 million, representing an effective income tax rate of 24 percent. The income tax provision for the thirteen and twenty-six weeks ended June 28, 2015 were reduced due to the release of certain liabilities related to uncertain tax positions as a result of the expiration of a statute of limitations, but was impacted negatively when compared to the U.S. federal statutory rate due to certain non-deductible expenses, state income taxes (net of federal tax benefit) and interest and penalties on unrecognized tax benefits.

Net Income

Net income in the second quarter of 2016 was $13.2 million, or $0.52 per diluted share, compared to net income in the second quarter of 2015 of $6.5 million, or $0.24 per diluted share. Net income in the first half of 2016 was $27.6 million, or $1.08 per diluted share, compared to net income in the first half of 2015 of $10.9 million, or $0.40 per diluted share.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity primarily include cash, cash equivalents and short-term investments and net cash provided by operating activities and, from time to time, other external sources of funds.  Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $184.5 million and 3.7:1, respectively, at June 26, 2016, versus $172.0 million and 3.3:1 at December 27, 2015.  As of June 26, 2016, our cash, cash equivalents and short-term investments totaled $38.2 million compared to $53.0 million at December 27, 2015.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, proceeds from the exercise of stock options or existing cash, cash equivalents and short-term investments, and we believe these sources will continue to meet our capital requirements in the foreseeable future. Our working capital increased in 2016, primarily due to the completion of our new wheel plant in Mexico as discussed below, which was funded out of existing cash during the 2015 period.

As part of our commitment to enhancing shareholder value, we have been repurchasing our common stock. Beginning in 2013 through the end of our fiscal year 2015, we have repurchased 2,567,713 shares for a cost of $49.6 million. Thus far in 2016, we have repurchased 723,669 shares for a cost of $13.1 million.

The following table presents a summary of the net decrease in cash and cash equivalents in the periods presented:

(Dollars in thousands)	Twenty-six Weeks Ended
	June 26, 2016	June 28, 2015	Change
Net cash provided by operating activities	$24,522	$25,208	$(686)
Net cash used in investing activities	(17,491)	(18,662)	1,171
Net cash used in financing activities	(21,432)	(10,646)	(10,786)
Effect of exchange rate changes on cash	(160)	(1,010)	850
Net decrease in cash and cash equivalents	$(14,561)	$(5,110)	$(9,451)

Operating Activities

Net cash provided by operating activities was $24.5 million for the twenty-six week period ended June 26, 2016, compared to $25.2 million for the comparable period a year ago.  The decrease in cash flow provided by operating activities was mainly due to accounts receivable being a use of $2.9 million in the first half of 2016 compared to a $1.0 million use in the comparable period a year ago. Additionally, inventory was a $12.8 million dollar use of cash in the first half of 2016 compared to a $5.2 million source of cash in the comparable period a year ago. These uses of cash were partially offset by a $16.8 million increase in net income in the first half of 2016 compared to the comparable period a year ago.

Investing Activities

Net cash used in investing activities was $17.5 million for the first half of 2016 compared to $18.7 million in the comparable period last year. The net cash used in investing activities decreased in the first half of 2016 due to lower capital expenditures of $5.6 million offset by $1.8 million in proceeds in the first quarter of 2015. The proceeds related to the sale of an idle warehousing facility in West Memphis, Arkansas.

Financing Activities

Financing activities during the twenty-six week period ended June 26, 2016 consisted of the payment of cash dividends on our common stock totaling $9.2 million and the repurchase of our common stock for cash totaling $13.1 million, partially offset by the receipt of cash proceeds from the exercise of stock options totaling $0.9 million.

Non-GAAP Financial Measures

In this quarterly report, we discuss two important measures that are not calculated according to GAAP, value added sales and Adjusted EBITDA.

Value added sales is a key measure that is not calculated according to GAAP. In the discussion of operating results, we provide information regarding value added sales. Value added sales represent net sales less the value of aluminum and services provided by outside service providers that are included in net sales. As discussed further below, arrangements with our customers allow us to pass on changes in aluminum prices and outside service provider costs; therefore, fluctuations in underlying aluminum price and the use of outside service providers generally does not directly impact our profitability. Accordingly, value added sales is worthy of being highlighted for the benefit of users of our financial statements. Our intent is to allow users of the financial statements to consider our net sales information both with and without the aluminum and outside service provider cost components thereof. Management utilizes value added sales as a key metric to determine growth of the company because it eliminates the volatility of aluminum prices.

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net Sales	$182,709	$183,940	$368,774	$357,669
Less, aluminum value and outside service provider costs	(81,519)	(96,307)	(165,245)	(187,773)
Value added sales	$101,190	$87,633	$203,529	$169,896

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

The following table reconciles our net income, the most directly comparable GAAP financial measure, to our Adjusted EBITDA:

(Dollars in thousands)	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net income	$13,165	$6,534	$27,628	$10,868
Interest (income), net	(79)	(57)	(111)	(142)
Income tax provision (benefit)	6,082	4,200	10,640	3,439
Depreciation	8,637	8,497	17,281	17,024
Closure costs (excluding accelerated depreciation)	143	1,133	609	2,488
Adjusted EBITDA	$27,948	$20,307	$56,047	$33,677
Adjusted EBITDA as a percentage of net sales	15.3%	11.0%	15.2%	9.4%
Adjusted EBITDA as a percentage of value added sales	27.6%	23.2%	27.5%	19.8%

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican peso, the value of which decreased 4 percent in relation to the U.S. dollar in the first six months of 2016.  Foreign currency transaction losses totaled $0.2 million in the first six months of 2016 and $0.5 million during the first six months of 2015.  All transaction gains and losses are included in other income (expense) in the condensed consolidated statements of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at June 26, 2016 of $96.9 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive (loss) income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency.  A significant portion of our business operations are conducted in Mexico. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities and, prior to 2014, we had not entered into any significant foreign exchange contracts. In the past we have relied upon revenues denominated in the Mexican peso to provide a "natural hedge" against foreign exchange rate changes impacting our peso denominated costs incurred at our facilities in Mexico. Accordingly, the foreign exchange exposure associated with peso denominated costs is a growing risk factor that could have a material adverse effect on our operating results.

In accordance with our corporate risk management policies, we may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our material foreign exchange exposures, for up to approximately 42 months. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to accounting considerations and the prohibitive economic cost of hedging particular exposures. We do not use derivative contracts for trading, market-making, or speculative purposes. For additional information on our derivatives, see Note 5 - Derivative Financial Instruments.

At June 26, 2016, the fair value liability of foreign currency exchange derivatives was $20.1 million. The potential loss in fair value for such financial instruments from a 10 percent adverse change in quoted foreign currency exchange rates would be $13.2 million at June 26, 2016.

During the first half of 2016, the Mexican peso to U.S. dollar exchange rate averaged 18.01 pesos to $1.00. Based on the balance sheet at June 26, 2016 the value of net assets for our operations in Mexico was 2,309 million pesos. Accordingly, a 10 percent change in the relationship between the peso and the U.S. dollar may result in a translation impact of between $11.7 million and $14.3 million, which would be recognized in other comprehensive (loss) income.

Our business requires us to settle transactions between currencies in both directions - i.e., peso to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” For the first half of 2016, we had a $0.2 million net foreign exchange transaction loss related to the peso. Based on the current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances. As discussed above, while changes in the terms of the contracts with our customers will be creating an imbalance between currencies that we are hedging with foreign currency forward contracts, there can be no assurances that our hedging program will effectively offset the impact of the imbalance between currencies or that the net transaction balance will not change significantly in the future.

Commodity Purchase Commitments.  When market conditions warrant, we enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. However, we do not enter into derivatives or other financial instrument transactions for speculative purposes. At June 26, 2016, we had no purchase commitments in place for the delivery of aluminum, natural gas or other raw materials in 2016.

Also see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our 2015 Annual Report on Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management” in this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 26, 2016.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 26, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended June 26, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the first two quarters of 2016, there were no sales of unregistered securities.

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

In October 2014, our Board of Directors approved a new stock repurchase program (the "2014 Repurchase Program") which authorized the repurchase of up to $30.0 million of our common stock. Under the 2014 Repurchase Program, we repurchased common stock from time to time on the open market or in private transactions. Shares repurchased under the 2014 Repurchase Program totaled 1,056,954 at a cost of $19.6 million, all of which were repurchased during 2015. The 2014 Repurchase Program was completed in January 2016, with purchases since December 27, 2015 of 585,970 shares for a cost of $10.3 million. The repurchased shares described above were either canceled and retired or added to treasury stock after the reincorporation in Delaware in 2015.

In January 2016, our Board of Directors approved a new stock repurchase program (the “2016 Repurchase Program”), authorizing the repurchase of up to $50.0 million of common stock.  Under the 2016 Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. The timing and extent of the repurchases under the 2016 Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion. Shares repurchased under the 2016 Repurchase Program totaled 137,699 shares of company stock at a cost of $2.8 million in the first half of 2016.

The following table provides common stock repurchases made by or on behalf of the company during the three months ended June 26, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
(Thousands of dollars, except per share amounts)
March 28, 2016 - April 24, 2016	39,556	$21.96	39,556
May 23, 2016 - June 26, 2016	11,630	$25.84	11,630
Total	51,186		51,186	$47,176

Item 6.  Exhibits

10.1	Form of Non-Employee Director Restricted Stock Unit Agreement under the Superior Industries International, Inc. Amended and Restated 2008 Equity Incentive Plan*
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
* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date:	July 29, 2016	/s/ Donald J. Stebbins
Donald J. Stebbins Chief Executive Officer and President

Date:	July 29, 2016	/s/ Kerry A. Shiba
Kerry A. Shiba Executive Vice President and Chief Financial Officer