Form 10-Q
period 2016-09-25
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2016-10-28
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2016

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
Yes  ☐    No  ☑

Number of shares of common stock outstanding as of October 25, 2016: 25,445,075

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
NET SALES	$175,580	$175,656	$544,354	$533,325
Cost of sales:
Cost of sales	164,537	158,004	475,869	481,093
Restructuring costs (Note 3)	62	1,168	249	4,606
	164,599	159,172	476,118	485,699
GROSS PROFIT	10,981	16,484	68,236	47,626
Selling, general and administrative expenses	5,731	8,425	24,724	24,858
INCOME FROM OPERATIONS	5,250	8,059	43,512	22,768
Interest income (expense), net	41	(55)	152	87
Other expenses, net	(381)	(389)	(486)	(933)
INCOME BEFORE INCOME TAXES	4,910	7,615	43,178	21,922
Income tax benefit (provision)	1,064	(2,669)	(9,576)	(6,108)
NET INCOME	$5,974	$4,946	$33,602	$15,814
EARNINGS PER SHARE - BASIC	$0.24	$0.19	$1.32	$0.59
EARNINGS PER SHARE - DILUTED	$0.23	$0.19	$1.31	$0.59
DIVIDENDS DECLARED PER SHARE	$0.18	$0.18	$0.54	$0.54

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015

Net income	$5,974	$4,946	$33,602	$15,814
Other comprehensive (loss) income, net of tax:
Foreign currency translation loss, net of tax	(4,211)	(9,098)	(12,877)	(15,134)
Change in unrecognized losses on derivative instruments:
Change in fair value of derivatives	(2,545)	(6,826)	(7,961)	(9,844)
Tax benefit (provision)	—	1,935	(266)	4,144
Change in unrecognized losses on derivative instruments, net of tax	(2,545)	(4,891)	(8,227)	(5,700)
Defined benefit pension plan:
Actuarial gains on pension obligation, net of curtailments and amortization	84	134	252	402
Tax provision	(31)	(51)	(93)	(151)
Pension changes, net of tax	53	83	159	251
Other comprehensive loss, net of tax	(6,703)	(13,906)	(20,945)	(20,583)
Comprehensive (loss) income	$(729)	$(8,960)	$12,657	$(4,769)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	September 25, 2016	December 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$35,801	$52,036
Short-term investments	750	950
Accounts receivable, net	112,569	112,588
Inventories	72,989	61,769
Income taxes receivable	7,987	1,104
Other current assets	14,552	14,476
Assets held for sale	2,897	2,897
Total current assets	247,545	245,820
Property, plant and equipment, net	227,586	234,646
Investment in unconsolidated affiliate	2,000	2,000
Non-current deferred income taxes, net	25,238	25,598
Other non-current assets	30,839	31,865
Total assets	$533,208	$539,929

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,240	$20,913
Accrued expenses	44,120	46,214
Income taxes payable	2,520	6,735
Total current liabilities	66,880	73,862

Non-current income tax liabilities	4,871	4,510
Non-current deferred income tax liabilities, net	7,076	8,094
Other non-current liabilities	50,998	39,551
Commitments and contingencies (Note 15)	—	—
Shareholders' equity:
Preferred stock, $0.01 par value
Authorized - 1,000,000 shares
Issued - none	—	—
Common stock, $0.01 par value
Authorized - 100,000,000 shares
Issued and outstanding - 25,441,920 shares
(26,098,895 shares at December 27, 2015)	89,873	88,108
Accumulated other comprehensive loss	(122,658)	(101,713)
Retained earnings	436,168	427,517
Total shareholders' equity	403,383	413,912
Total liabilities and shareholders' equity	$533,208	$539,929

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	September 25, 2016	September 27, 2015
NET CASH PROVIDED BY OPERATING ACTIVITIES	$39,261	$39,205

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(30,165)	(32,629)
Proceeds from sales and maturities of investments	200	3,750
Purchase of investments	—	(950)
Proceeds from sale of property, plant and equipment	1	1,815
Other	—	(18)
NET CASH USED IN INVESTING ACTIVITIES	(29,964)	(28,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(13,783)	(14,371)
Cash paid for common stock repurchase	(13,527)	(14,374)
Proceeds from exercise of stock options	1,616	7,265
NET CASH USED IN FINANCING ACTIVITIES	(25,694)	(21,480)

Effect of exchange rate changes on cash	162	(2,196)

Net decrease in cash and cash equivalents	(16,235)	(12,503)

Cash and cash equivalents at the beginning of the period	52,036	62,451

Cash and cash equivalents at the end of the period	$35,801	$49,948

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Losses on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
Balance at December 27, 2015	26,098,895	$88,108	$(9,289)	$(4,140)	$(88,284)	$427,517	$413,912
Net income						33,602	33,602
Change in unrecognized losses on derivative instruments, net of tax			(8,227)	—	—	—	(8,227)
Change in employee benefit plans, net of taxes				159	—	—	159
Net foreign currency translation adjustment				—	(12,877)	—	(12,877)
Stock options exercised	85,408	1,616		—	—	—	1,616
Restricted stock awards granted, net of forfeitures	(2,126)	—		—	—	—	—
Stock-based compensation expense	—	2,621		—	—	—	2,621
Common stock repurchased	(740,257)	(2,472)		—	—	(11,055)	(13,527)
Cash dividends declared ($0.54 per share)	—	—		—	—	(13,896)	(13,896)
Balance at September 25, 2016	25,441,920	$89,873	$(17,516)	$(3,981)	$(101,161)	$436,168	$403,383

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Notes to Condensed Consolidated Financial Statements
September 25, 2016
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

Ford Motor Company ("Ford"), General Motors Company ("GM") and Toyota Motor Company ("Toyota") were our customers individually accounting for more than 10 percent of our consolidated sales in the first three quarters of 2016 and together represented approximately 82 percent of our trade sales during the first three quarters of 2016. Additionally, Fiat Chrysler Automotive N.V. ("FCA") individually accounted for 6 percent of our consolidated sales during the first three quarters of 2016 and together with Ford, GM and Toyota represented approximately 88 percent of our trade sales during the first three quarters of 2016. We also manufacture aluminum wheels for BMW, Mazda, Nissan, Subaru, Tesla and Volkswagen.  The loss of all or a substantial portion of our sales to Ford, GM or Toyota would have a significant adverse impact on our operating results and financial condition. This risk is partially mitigated by our long-term relationships with these OEM customers and our supply arrangements, which are generally for multi-year periods.

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

We are engaged in ongoing programs to reduce our own costs through improved operational and procurement practices in an attempt to mitigate the impact of these pricing pressures. However, these improvement programs may not be sufficient to offset the adverse impact of ongoing pricing pressures and potential reductions in customer demand in future periods. Additional factors such as inconsistent customer ordering patterns, capacity constraints, higher freight costs, increasing product complexity and heightened quality standards also are making it increasingly difficult to reduce our costs. It is also possible that as we incur costs to implement improvement strategies, the initial impact of these strategies on our financial position, results of operations and cash flow may be negative.

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

We use a 4-4-5 convention for our fiscal quarters, which are thirteen week periods generally ending on the last Sunday of each calendar quarter.  We refer to these thirteen week fiscal periods as “quarters” throughout this report.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for quarterly reports on Form 10-Q and, in our opinion, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended September 25, 2016 and September 27, 2015, (ii) the condensed consolidated statements of comprehensive (loss) income for the thirteen and thirty-nine week periods ended September 25, 2016 and September 27, 2015, (iii) the condensed consolidated balance sheets at September 25, 2016 and December 27, 2015, (iv) the condensed consolidated statements of cash flows for the thirty-nine week periods ended September 25, 2016 and September 27, 2015, and (v) the condensed consolidated statement of shareholders’ equity for the thirty-nine week period ended September 25, 2016. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP.  The condensed consolidated balance sheet as of December 27, 2015, included in this report, was derived from our 2015 audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

In August 2016, the FASB issued an ASU entitled "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The objective of the ASU is to address the diversity in practice in the presentation of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact this guidance will have on our statement of cash flows.

Note 3 – Restructuring

On July 30, 2014, we announced the planned closure of our manufacturing facility located in Rogers, Arkansas. During the fourth quarter of 2014, we shifted production to our other locations and closed operations at the Rogers facility. The closure resulted in a reduction of the workforce of approximately 500 employees. The action was undertaken in order to reduce costs and enhance our global competitive position. The results for the first three quarters of 2015 reflect $4.6 million of additional costs charged to gross profit due to the closure of our Rogers facility, charges totaling $0.2 million in selling, general and administrative expenses for the write-down of the carrying value of the aircraft we sold in February 2015 and a $0.5 million gain on the sale of the idle warehousing facility located in West Memphis, Arkansas. Additional expenses related to the Rogers facility fixed assets and other closure costs are expected to continue throughout 2016.

As noted above the operations ceased at the Rogers facility during the fourth quarter of 2014. The property is currently held for sale. Based on the current carrying value of the land and building of $2.9 million, we do not expect a loss on sale at this time. In addition, after production ceased at the facility, machinery and equipment to be held and used at our other plants were transferred, with the carrying values depreciating over the remaining estimated useful lives of these assets. We transferred a significant amount of assets to other facilities during 2015 and we determined that some of the assets will not ultimately be transferred. For the assets that were not transferred, we recorded a $2.7 million impairment during 2015.

The total cost expected to be incurred as a result of the Rogers facility closure is $15.6 million, of which $0.2 million and $4.6 million was recognized as of September 25, 2016 and September 27, 2015, respectively. The following table summarizes the Rogers, Arkansas plant closure costs and classification in the condensed consolidated statements of operations for the period ended September 25, 2016:

(Dollars in thousands)	Costs Incurred Through December 27, 2015	Costs Incurred During the Thirty-nine Week Period Ended September 25, 2016	Costs Remaining	Total Expected Costs	Classification
Accelerated and other depreciation of assets idled	$7,006	$209	$566	$7,781	Cost of sales, Restructuring costs
Severance costs	2,011	—	—	2,011	Cost of sales, Restructuring costs
Equipment removal and impairment, inventory written-down, lease termination and other costs	5,424	40	338	5,802	Cost of sales, Restructuring costs
	$14,441	$249	$904	$15,594

The Rogers facility restructuring is almost completed as we anticipate removing the remaining equipment from the facility this year. We had $25 thousand accrued as of December 27, 2015 for restructuring and it has remained at about the same level for the thirty-nine weeks ended September 25, 2016.

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

The following table categorizes items measured at fair value at September 25, 2016:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
September 25, 2016	Total	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$750	$—	$750	$—
Cash surrender value	7,385	—	7,385	—
Derivative contracts	28	—	28	—
Total	$8,163	$—	$8,163	$—

Liabilities
Derivative contracts	$22,616	$—	$22,616	$—
Total	$22,616	$—	$22,616	$—

The following table categorizes items measured at fair value at December 27, 2015:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
December 27, 2015	Total	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$950	$—	$950	$—
Cash surrender value	6,923	—	6,923	—
Derivative contracts	113	—	113	—
Total	$7,986	$—	$7,986	$—

Liabilities
Derivative contracts	$14,159	$—	$14,159	$—
Total	$14,159	$—	$14,159	$—

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

To help protect gross margins from fluctuations in foreign currency exchange rates, certain of our subsidiaries whose functional currency is the U.S. dollar hedge a portion of forecasted foreign currency costs. Generally, we may hedge portions of our forecasted foreign currency exposure associated with costs, typically for up to 39 months.

We record all derivatives in the consolidated balance sheets at fair value. Our accounting treatment for these instruments is based on the hedge designation. The effective portions of cash flow hedges are recorded in Accumulated Other Comprehensive Income ("AOCI") until the hedged item is recognized in earnings. The ineffective portions of cash flow hedges are recorded in cost of sales. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates. All derivatives were designated as hedging instruments at September 25, 2016 and December 27, 2015.

Deferred gains and losses associated with cash flow hedges of foreign currency costs are recognized as a component of cost of sales in the same period as the related cost is recognized. Our foreign currency transactions hedged with cash flow hedges as of September 25, 2016, are expected to occur within 1 month to 39 months.

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

We had no gains or losses recognized in other income and expense for foreign currency forward and option contracts not designated as hedging instruments during the thirty-nine week period ended September 25, 2016 or the year ended December 27, 2015.

The following table displays the fair value of derivatives by balance sheet line item:

	September 25, 2016			December 27, 2015
(Dollars in thousands)	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
Foreign exchange forward contracts and collars designated as hedging instruments	$28	$10,804	$11,812	$113	$9,629	$4,530
Total derivative financial instruments	$28	$10,804	$11,812	$113	$9,629	$4,530

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	September 25, 2016		December 27, 2015
(Dollars in thousands)	U.S. Dollar Notional Amount	Fair Value	U.S. Dollar Notional Amount	Fair Value
Foreign exchange forward contracts and collars designated as hedging instruments	$156,528	$22,588	$162,590	$14,046
Total derivative financial instruments	$156,528	$22,588	$162,590	$14,046

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

The following table provides the impact of derivative instruments designated as cash flow hedges on our consolidated income statement:

Thirty-nine Week Period Ended September 25, 2016	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Dollars in thousands)
Foreign exchange forward contracts and collars	$8,227	$9,777	$133
Total	$8,227	$9,777	$133

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

Geographic Information

Net sales by geographic location are as follows:

(Dollars in thousands)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Net sales:	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
U.S.	$27,338	$41,935	$95,407	$127,431
Mexico	148,242	133,721	448,947	405,894
Consolidated net sales	$175,580	$175,656	$544,354	$533,325

Long Lived Assets

Long-lived assets includes property, plant and equipment, net, by geographic location as follows:
Property, plant and equipment, net:	September 25, 2016	December 27, 2015
U.S.	$39,907	$44,274
Mexico	187,679	190,372
Consolidated property, plant and equipment, net	$227,586	$234,646

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

Restricted Deposits

We purchase certificates of deposit that mature within twelve months and are used to secure or collateralize letters of credit securing our workers’ compensation obligations.  At September 25, 2016 and December 27, 2015, certificates of deposit totaling $0.8 million and $1.0 million, respectively, were restricted in use and were classified as short-term investments on our condensed consolidated balance sheets.

Note 8 – Inventories

(Dollars in thousands)
	September 25, 2016	December 27, 2015
Raw materials	$35,874	$19,148
Work in process	21,527	21,063
Finished goods	15,588	21,558
Inventories	$72,989	$61,769

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $6.6 million and $6.9 million at September 25, 2016 and December 27, 2015, respectively. Included in raw materials were operating supplies and spare parts totaling $10.3 million and $9.2 million on September 25, 2016 and December 27, 2015, respectively.

Note 9 – Property, Plant and Equipment

(Dollars in thousands)
	September 25, 2016	December 27, 2015
Land and buildings	$68,317	$73,803
Machinery and equipment	483,724	486,612
Leasehold improvements and others	4,618	4,204
Construction in progress	30,778	20,455
	587,437	585,074
Accumulated depreciation	(359,851)	(350,428)
Property, plant and equipment, net	$227,586	$234,646

Depreciation expense was $25.9 million and $25.7 million for the thirty-nine weeks ended September 25, 2016 and September 27, 2015, respectively.

Note 10 – Preproduction Costs Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all preproduction engineering costs for which reimbursement is not contractually guaranteed by the customer or which are in excess of the contractually guaranteed reimbursement amount. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight line basis. Also, we defer any reimbursements made to us by our customers and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Changes in the facts and circumstances of individual wheel programs may accelerate the amortization of both the cost of customer-owned tooling and the deferred tooling reimbursement revenues. Recognized tooling reimbursement revenues, which totaled $6.2 million and $1.3 million for the thirty-nine weeks ended September 25, 2016 and September 27, 2015, respectively, are included in net sales in the condensed consolidated statements of operations. The following tables summarize the unamortized customer-owned tooling costs included in our non-current assets, and the deferred tooling revenues included in accrued liabilities and other non-current liabilities:

(Dollars in Thousands)	September 25, 2016	December 27, 2015
Unamortized Preproduction Costs
Preproduction costs	$76,648	$73,095
Accumulated amortization	(63,417)	(58,632)
Net preproduction costs	$13,231	$14,463

Deferred Tooling Revenues
Accrued expenses	$2,096	$2,908
Other non-current liabilities	6,037	1,266
Total deferred tooling revenues	$8,133	$4,174

Note 11 – Earnings Per Share

In accordance with U.S. GAAP, basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period.  For the purposes of calculating diluted earnings per share, net income is divided by the total of the weighted average shares outstanding plus the dilutive effect of our outstanding stock options and time and performance based restricted stock units under the treasury stock method, which includes consideration of stock-based compensation required by U.S. GAAP.

(Dollars in thousands, except per share amounts)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Basic Income Per Share:
Reported net income	$5,974	$4,946	$33,602	$15,814
Basic income per share	$0.24	$0.19	$1.32	$0.59
Weighted average shares outstanding - Basic	25,424	26,557	25,482	26,708

Diluted Income Per Share:
Reported net income	$5,974	$4,946	$33,602	$15,814
Diluted income per share	$0.23	$0.19	$1.31	$0.59
Weighted average shares outstanding	25,424	26,557	25,482	26,708
Weighted average dilutive stock options and restricted stock units	146	27	97	37
Weighted average shares outstanding - Diluted	25,570	26,584	25,579	26,745

For the first three quarters of 2016 and 2015, no options were excluded from the diluted earnings per share calculation as being anti-dilutive. In addition, the performance shares discussed in Note 16 - Stock-Based Compensation are not included in the diluted earnings per share because the performance metrics had not been met as of the period ended September 25, 2016.

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

The income tax benefit for the thirteen weeks ended September 25, 2016 was $1.1 million, representing an effective income tax benefit of 22 percent. The income tax provision for the thirty-nine weeks ended September 25, 2016, was $9.6 million, representing an effective income tax rate of 22 percent. The effective tax rate for the thirty-nine weeks ended September 25, 2016 decreased to 22 percent from 28 percent for the first six months of 2016 due to a decrease in forecasted earnings, which resulted in the third quarter of 2016 being a tax benefit. The effective tax rates for the thirteen and thirty-nine weeks ended September 25, 2016 were lower than the statutory rate due to the mix of income before taxes for entities included in our effective income tax rate calculation, the effect of the business restructuring to realign our operations, which was implemented in the fourth quarter of 2015 and discrete tax benefits due to the release of certain liabilities related to uncertain tax positions as a result of settlements with various tax jurisdictions.

The income tax provision for the thirteen weeks ended September 27, 2015 was $2.7 million, representing an effective income tax rate of 35 percent. The income tax provision for the thirty-nine weeks ended September 27, 2015, was $6.1 million, representing an effective income tax rate of 28 percent. The effective tax rates for the thirteen and thirty-nine weeks ended September 27, 2015 were lower than the statutory rate due to the release of certain liabilities related to uncertain tax positions as a result of the expiration of statute of limitations, partially offset by certain non-deductible expenses, state income taxes (net of federal tax benefit) and interest and penalties on unrecognized tax benefits.

Note 13 – Retirement Plans

We have an unfunded salary continuation plan covering certain directors, officers and other key members of management.  We purchase life insurance policies on certain participants to provide in part for future liabilities. Cash surrender value of these policies, totaling $7.4 million and $6.9 million at September 25, 2016 and December 27, 2015, respectively, are included in other non-current assets in the company's condensed consolidated balance sheets. Subject to certain vesting requirements, the plan provides for a benefit based on final average compensation, which becomes payable on the employee's death or upon attaining age 65, if retired.  The plan was closed to new participants effective February 3, 2011. We have measured the plan assets and obligations of our salary continuation plan for all periods presented.

For the thirty-nine weeks ended September 25, 2016, payments to retirees or their beneficiaries totaled approximately $1.2 million.  We presently anticipate benefit payments in 2016 to total approximately $1.6 million.  The following table summarizes the components of net periodic pension cost for the first three quarters of 2016 and 2015.

(Dollars in thousands)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Service cost	$—	$11	$—	$33
Interest cost	304	307	912	923
Net amortization	84	134	252	401
Net periodic pension cost	$388	$452	$1,164	$1,357

Note 14 - Line of Credit

On December 19, 2014, we entered into a senior secured credit agreement (the "Credit Agreement") with J.P. Morgan Securities LLC, JP Morgan Chase Bank, N.A. (“JPMCB”) and Wells Fargo Bank, National Association (together with JPMCB, the “Lenders”).

The Credit Agreement consists of a senior secured revolving credit facility in an initial aggregate principal amount of $100.0 million (the “Facility”). In addition, the company is entitled to request, subject to certain terms and conditions and the agreement of the Lenders, an increase in the aggregate revolving commitments under the Facility or to obtain incremental term loans in an aggregate amount not to exceed $50.0 million, which currently is uncommitted to by any lenders. As of September 25, 2016, the company had $97.2 million of availability under the Facility after giving effect to $2.8 million in outstanding letters of credit.

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

The Credit Agreement contains certain customary restrictive covenants, including, among others, financial covenants requiring the maintenance of a maximum total leverage ratio and a minimum fixed charge coverage ratio, and also includes, without limitation, covenants, in each case with certain exceptions and allowances, limiting the ability of the company and its subsidiaries to incur indebtedness, grant liens, make investments, dispose of assets, make certain restrictive payments, make optional payments and modifications of subordinated debt instruments, enter into certain transactions with affiliates, enter into swap agreements, make capital expenditures or make changes to its lines of business. At September 25, 2016, we were in compliance with all covenants contained in the Credit Agreement. At September 25, 2016, we had no borrowings under this facility other than the outstanding letters of credit referred to above.

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

In accordance with our corporate risk management policies, we may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our material foreign exchange exposures for up to approximately 39 months. We do not use derivative contracts for trading, market-making, or speculative purposes. For additional information on our derivatives, see Note 5 - Derivative Financial Instruments.

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

Note 16 – Stock-Based Compensation

2008 Equity Incentive Plan

Our 2008 Equity Incentive Plan, as amended (the "Plan"), authorizes us to issue up to 3.5 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants.  At September 25, 2016, there were 1.8 million shares available for future grants under this Plan. No more than 600,000 shares may be used under the Plan as “full value” awards, which include restricted stock and performance stock units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options and restricted shares granted under this Plan generally require no less than a three year ratable vesting period. During the first nine months of 2016 no stock options were granted, 34,750 stock options expired, 85,408 stock options were exercised and 24,750 options were canceled.

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

During the first quarter of 2015, the company implemented a long term incentive program for the benefit of certain members of company management. The program was designed to strengthen employee retention and to provide a more structured incentive program to stimulate improvement in future company results. Per the terms of the program, participants were granted, in 2016 and 2015, time value restricted stock units (“RSUs”), vesting ratably over a three year time period, and performance restricted stock units (“PSUs”), with a three year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the company’s common stock, with accrued dividends. The PSUs are categorized further into three individual categories whose vesting is contingent upon the achievement of certain targets as follows:

•	40% of the PSUs vest upon certain Return on Invested Capital targets for 2016 and 2015 units

•	40% of the PSUs vest upon certain Cumulative EPS targets for 2016 units

•	40% of the PSUs vest upon certain EBITDA margin targets for 2015 units

•	20% of the PSUs vest upon certain market based Shareholder Return targets for 2016 and 2015 units.

In the aggregate, the company granted a total of 343,428 RSUs and PSUs in 2016 and 2015, net of forfeitures, comprising:

2016 Grants

•	26,841 time value based RSUs with a grant date fair value of $22.82 per unit

•	32,051 time value based RSUs with a grant date fair value of $18.72 per unit

•	20,629 time value based RSUs with a grant date fair value of $25.45 per unit

•	901 time value based RSUs with a grant date fair value of $30.22 per unit

•	42,946 PSUs with an initial grant date fair value of $22.82 per unit

•	51,282 PSUs with an initial grant date fair value of $18.72 per unit

•	1,440 PSUs with a grant date fair value of $30.22 per unit

•	10,736 market based PSUs with a grant date fair value of $22.82 per unit

•	12,821 market based PSUs with a grant date fair value of $18.72 per unit

•	361 market based PSUs with a grant date fair value of $30.22 per unit

2015 Grants

•	43,367 time value based RSUs with a grant date fair value of $18.78 per unit

•	80,044 PSUs with an initial grant date fair value of $18.78 per unit

•	20,010 market based PSUs with a grant date fair value of $24.81 per unit.

Stock-based compensation expense related to our equity incentive plans in accordance with U.S. GAAP was allocated as follows:

(Dollars in thousands)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Cost of sales	$6	$97	$364	$293
Selling, general and administrative expenses	338	692	2,294	1,766
Stock-based compensation expense before income taxes	344	789	2,658	2,059
Income tax benefit	(123)	(277)	(771)	(577)
Total stock-based compensation expense after income taxes	$221	$512	$1,887	$1,482

As of September 25, 2016, a total of $4.8 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.8 years.  There were no significant capitalized stock-based compensation costs at September 25, 2016 and December 27, 2015.

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

In January 2016, our Board of Directors approved a new stock repurchase program (the “2016 Repurchase Program”), authorizing the repurchase of up to $50.0 million of common stock.  Under the 2016 Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. The timing and extent of the repurchases under the 2016 Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion. Shares repurchased under the 2016 Repurchase Program totaled 154,287 shares of company stock at a cost of $3.2 million in the first three quarters of 2016.

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

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the company, which could cause actual results to differ materially from such statements and from the company's historical results and experience. These risks, uncertainties and other factors include, but are not limited to, those described in Part I - Item 1A - "Risk Factors" and Part II - Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 27, 2015 and Part II - Item 1A - "Risk Factors" and Part I - Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and elsewhere in the Quarterly Report and those described from time to time in our other reports filed with the Securities and Exchange Commission.

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

Executive Overview

Historically our business focus primarily was on providing wheels for relatively high-volume programs with lower degrees of competitive differentiation. In order to improve our strategic position, we are in the process of augmenting our product portfolio with wheels containing higher technical content and greater differentiation. We believe this direction is consistent with the trend of the market and needs of our customers. In connection with this strategic advancement, we opened a new plant in Mexico in 2015 and continue to invest in new manufacturing processes targeting the more sophisticated and larger diameter products which typically have more value. Because the majority of our customer programs are planned two or three years in advance, the upgrade of our product portfolio will occur over time.

Results in the third quarter of 2016 include an estimated $10.4 million in costs reflecting the impact of significant operating inefficiencies incurred in one of our manufacturing facilities. The inefficiencies stemmed from a variety of issues that reduced production rates. These issues began late in the second quarter but grew in complexity and magnitude during the third quarter. Contributing factors to the third quarter inefficiencies included a third quarter electricity outage and unanticipated equipment reliability issues which reduced finished goods and work-in-process inventories. We also experienced several new product launches and significant ramp up in demand for newer products in the third quarter for which unusually high scrap rates are occurring. Lower than normal production yields coupled with the loss of inventory safety stock resulted in a series of expedited shipments to customers. The higher than normal costs for the third quarter included $5.9 million in freight expediting costs and an estimated $3.8 million of higher plant labor expense related to the production inefficiency.

We have expedited investments to alleviate production bottlenecks which contributed to the third quarter challenges. We also performed significant levels of maintenance to address equipment reliability issues. Reducing high scrap rates being incurred is being addressed through a series of ongoing actions which are expected to continue throughout the fourth quarter. While higher costs related to production and shipping challenges are expected to decline in the fourth quarter, there is some uncertainty as to the pace of improvement.

The chart below shows the positive trend we have been experiencing in gross profit as a percentage of sales over the last two years. Our gross profit as a percentage of sales decreased to 6.3 percent in the third quarter of 2016 due to the aforementioned inefficiencies. The impact of the third quarter inefficiencies in the one plant in the third quarter of 2016 are highlighted below.

Despite the decrease in profitability in the third quarter of 2016, our sales volume and profitability for the first nine months of 2016 significantly exceeded last year. Our nine-month unit volume increased by 14.1% when compared to the same period last year. The volume increase was driven by our new passenger car programs as well as by continued strength in our largest light truck programs. Our gross profit as a percentage of sales for the first nine months of 2016 increased to 12.5 percent compared to 8.9 percent for the same period last year. Adjusted EBITDA as a percent of value added sales improved, growing to 23.1 percent in the first nine months of 2016 from 19.7 percent in the first nine months of 2015. The margin expansion largely resulted from cost improvement in the first six months of 2016, aided significantly by greater allocation of production to our Mexico facilities, including our newest factory which was in the earlier stages of production ramp-up during the first half of 2015. The charts below on the left illustrates the trend of year-to-date income from operations measured as a percent of sales and adjusted EBITDA measured as a percent of value added sales. The graph on the lower right shows the trend of our stock price for the same time period.

Our industry is mainly driven by production levels in North America and to a much lesser extent in South America. The North American production level, in the first nine months of 2016, was 13.5 million vehicles, a 2.9 percent, or 0.4 million unit, increase over the comparable period a year ago. We track annual production rates based on information from Ward's Automotive Group. The North American annual production levels of automobiles and light-duty trucks (including SUV's, vans and "crossover vehicles") continued the trend of growth since the 2009 recession. Current economic conditions, low consumer interest rates and relatively inexpensive gas prices have been generally supportive of market growth and, in addition, the record high average age of vehicles on the road appears to be contributing to higher rates of vehicle replacement. It was reported at the end of 2015 that the average age of all light vehicles in the U.S. increased to an all-time high of 11.5 years, according to IHS Automotive.

As part of our commitment to enhancing shareholder value, we have been repurchasing our common stock. Beginning in 2013 through the end of our fiscal year 2015, we have repurchased 2,567,713 shares for a cost of $49.6 million. Thus far in 2016, we have repurchased 740,257 shares for a cost of $13.5 million.

Results of Operations

(Dollars in thousands, except per share amounts)
	Thirteen Weeks Ended			Thirty-nine Weeks Ended
Selected data	September 25, 2016	September 27, 2015	Change	September 25, 2016	September 27, 2015	Change
Net sales	$175,580	$175,656	$(76)	$544,354	$533,325	$11,029
Value added sales (1)	$98,799	$87,905	$10,894	$302,328	$257,837	$44,491
Gross profit	$10,981	$16,484	$(5,503)	$68,236	$47,626	$20,610
Percentage of net sales	6.3%	9.4%	(3.1)%	12.5%	8.9%	3.6%
Income from operations	$5,250	$8,059	$(2,809)	$43,512	$22,768	$20,744
Percentage of net sales	3.0%	4.6%	(1.6)%	8.0%	4.3%	3.7%
Adjusted EBITDA (2)	$13,770	$17,094	$(3,324)	$69,817	$50,771	$19,046
Percentage of net sales (2) (3)	7.8%	9.7%	(1.9)%	12.8%	9.5%	3.3%
Percentage of value added sales (1) (2) (4)	13.9%	19.4%	(5.5)%	23.1%	19.7%	3.4%
Net income	$5,974	$4,946	$1,028	$33,602	$15,814	$17,788
Percentage of net sales	3.4%	2.8%	0.6%	6.2%	3.0%	3.2%
Diluted income per share	$0.23	$0.19	$0.04	$1.31	$0.59	$0.72
Unit shipments in thousands	2,912	2,778	134	9,163	8,030	1,133

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

Net Sales Comparison
(Dollars in thousands)	Thirteen Weeks Ended	Thirty-nine Weeks Ended
Period ending September 27, 2015	$175,656	$533,325
Volume	9,179	76,373
Aluminum prices	(11,147)	(64,961)
Sales mix and other	1,892	(383)
Period ending September 25, 2016	$175,580	$544,354

Net sales for the third quarter decreased marginally by $0.1 million from the comparable period a year ago. The decrease in net sales primarily reflected a significant decline in the value of aluminum offset partially by an increase in unit shipments. The largest unit shipment increases were for GM, Nissan and Toyota with offsetting decreases for Ford and Chrysler. A higher value sales mix also occurred in the current year period.  Value added sales increased $10.9 million to $98.8 million in the third quarter of 2016 due to the increase in unit shipments. The average selling price on value added sales of our wheels increased marginally.

Net sales in the first nine months of 2016 increased $11.0 million, or 2.1 percent over the comparable period a year ago. Net sales in the first nine months of 2016 increased due to a 14.1 percent increase in shipments in the first nine months of 2016, translating to approximately $76.4 million more in revenue. The decrease in aluminum value resulted in $65.0 million lower revenues in the first nine months of 2016 when compared to 2015. Additionally, value added sales increased $44.5 million to $302.3 million from $257.8 million over the comparable period a year ago. The average selling price on value added sales of our wheels increased 7.2 percent.

Geographic Sales
(Dollars in thousands)	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	September 25, 2016	September 27, 2015	Change	September 25, 2016	September 27, 2015	Change
Selected data
U.S. Operational sales	$27,338	$41,935	$(14,597)	$95,407	$127,431	$(32,024)
Mexico Operational sales	148,242	133,721	14,521	448,947	405,894	43,053
Net sales	$175,580	$175,656	$(76)	$544,354	$533,325	$11,029

U.S. Operations
In the third quarter of 2016, net sales of our U.S. plant decreased due to a 37.8 percent unit decline in comparison to the third quarter of 2015. The decline in unit sales was due to a shift of production from our U.S. plant to our plants in Mexico. A lower aluminum value decreased revenues by approximately $1.4 million in 2016 when compared to 2015.

During the first nine months of 2016, net sales of our U.S. plant decreased due to a 20.1 percent unit decline in comparison to the same period last year. The decrease in aluminum value further reduced sales by approximately $10.5 million in the first nine months of 2016 when compared to the first nine months of 2015.

Mexico Operations
Sales increased due to higher unit shipments in the current year period, offset partially by a decline in the value of aluminum. Unit shipments increased 17.6 percent in the third quarter of 2016, contributing $23.6 million to the revenue increase. The decrease in aluminum value reduced sales by approximately $9.7 million in the third quarter of 2016 when compared to the third quarter of 2015.

During the first nine months of 2016, net sales of our Mexico operations increased due to a 24.2 percent unit shipment increase, contributing $98.1 million to the revenue increase. The decrease in aluminum value reduced sales by approximately $54.5 million in the first nine months of 2016 when compared to the first nine months of 2015.

Customer Comparisons
As reported by industry publications, North American production of passenger cars and light trucks/ cross-overs in the third quarter of 2016 increased approximately 1.7 percent compared to the same quarter in the previous year, while our unit wheel shipments increased 4.8 percent for the comparable period. The overall increase in North American light vehicle production included a 3.2 percent increase in the light-duty truck/cross-over category and a 0.7 percent decrease for passenger cars. Comparing the same time periods for Superior, our shipments of passenger car wheels increased 42.4 percent and light-duty truck wheels decreased 9.1 percent.

OEM unit shipment composition by customer was as follows:

At the customer level, unit shipments to Ford in the third quarter of 2016 were 21.6 percent lower when compared to the third quarter last year, as decreases occurred in both light-duty truck and passenger car wheel shipments. At the program level, the major unit shipment decreases were for the F-Series, Fiesta, Escape, Fusion and Focus and were partially offset by higher shipments for the Edge, MKZ, Explorer, Continental and Flex.

Shipments to GM in the third quarter of 2016 increased 30.8 percent compared to the third quarter of 2015, as higher shipments for passenger car programs were partially offset by a decline in light-duty truck wheel shipments. The largest shipment increases were for the Malibu and the K2XX. The increases were partially offset by unit shipment declines for the Cadillac SRX and Colorado.

Shipments to Toyota in the third quarter of 2016 increased 15.6 percent compared to the third quarter last year, as higher shipments of light-duty truck wheels were offset partially by a decline in shipments of passenger car wheels. The major unit shipment increases were for the Highlander, Tacoma and Sienna. The increases were partially offset by unit shipment decreases for the Avalon, Corolla and Camry.

Shipments to Nissan, FCA and other customers in the third quarter of 2016 increased 22.8 percent compared to the third quarter of 2015, as higher shipments for passenger car programs were partially offset by a decline in shipments of light-duty truck wheels. At the program level, the largest unit shipment increases were for the Nissan Sentra, Nissan Kicks/Extreme, Nissan Altima, Nissan Note, Ram Truck, Challenger and Subaru Legacy/Outback, offset partially by a unit shipment decreases for the Chrysler Town & Country, Dodge Durango, Volkswagen Jetta and Dodge Magnum/Charger.

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

Consolidated cost of sales increased $5.4 million in the third quarter of 2016 compared to the third quarter of 2015. Results in the third quarter of 2016 include an estimated $10.4 million in costs reflecting the impact of significant operating inefficiencies incurred in one of our manufacturing facilities. The inefficiencies stemmed from a variety of issues that reduced production rates. These issues began late in the second quarter but grew in complexity and magnitude during the third quarter. Contributing factors to the third quarter inefficiencies included a third quarter electricity outage and unanticipated equipment reliability issues which reduced finished goods and work-in-process inventories. We also experienced several new product launches and significant ramp up in demand for newer products in the third quarter for which unusually high scrap rates are occurring. Lower than normal production yields coupled with the loss of inventory safety stock resulted in a series of expedited shipments to customers. The higher than normal costs for the third quarter included $5.9 million in freight expediting costs and an estimated $3.8 million of higher plant labor expense related to the production inefficiency. We also performed significant levels of maintenance to address equipment reliability issues. Maintenance expense increased $1.6 million for the third quarter of 2016. While higher costs related to production and shipping challenges are expected to decline in the fourth quarter, there is some uncertainty as to the pace of improvement. Partially offsetting the increased costs relate to freight, repairs, maintenance, and labor inefficiencies was the impact of lower aluminum prices of approximately $11.4 million.

For the first nine months of 2016, our consolidated cost of sales decreased $9.6 million compared to cost of sales in the first nine months of 2015. Cost of sales in 2016 mainly reflects a decrease in aluminum prices of $71.0 million, which we mainly pass through to our customers, partially offset by higher unit shipments and higher costs related to freight costs and plant inefficiencies occurring in the third quarter as described above. The year-to-date decline also reflects the impact of higher allocation of overall production to Mexico and improved efficiency at our new facility in Mexico, which was still ramping up in the first nine months of 2015.

U.S. Operations
Cost of sales for our U.S. operations decreased by $16.0 million or 33 percent, in the third quarter of 2016 as compared to the third quarter of 2015 primarily due to the impact of reduced unit shipments and declining aluminum prices. The decline in unit shipments was due to a shift in production to our facilities in Mexico. For the first nine months of 2016, cost of sales for our U.S. operations decreased $36.6 million or 25 percent when compared to the first nine months of 2015.  Lower cost of sales for the 2016 period primarily reflects a decrease in unit shipments, decreases in labor and other costs and a decrease in aluminum prices, which we primarily pass on to our customers.

Mexico Operations
Cost of sales for our Mexico operations in the third quarter of 2016 increased by $21.4 million or 19 percent when compared to the third quarter of 2015, due to the inefficiencies at one plant as described above and an increase in unit shipments. Lower aluminum prices in 2016 resulted in a $9.1 million decline in comparison to the third quarter of 2015.

For the first nine months of 2016, cost of sales for our Mexico operations increased by $27.0 million or 8 percent when compared to the first nine months of 2015. The 2016 increase mainly reflects a 24 percent increase in unit shipments and higher freight costs mainly offset by an approximate $61.3 million decrease in aluminum prices.

Gross Profit

(Dollars in thousands)	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	September 25, 2016	September 27, 2015	Change	September 25, 2016	September 27, 2015	Change
Selected data
Net sales	$175,580	$175,656	$(76)	$544,354	$533,325	$11,029
Cost of sales	164,599	159,172	5,427	476,118	485,699	(9,581)
Gross profit	$10,981	$16,484	$(5,503)	$68,236	$47,626	$20,610
Percentage of net sales	6.3%	9.4%		12.5%	8.9%

Consolidated gross profit decreased $5.5 million for the third quarter of 2016 compared to the same period last year. The decrease in gross profit was due mainly to inefficiency related freight and other costs at one of our plants in Mexico as described previously.

For the first nine months of 2016, consolidated gross profit increased $20.6 million compared to the same period last year due to higher unit shipments, cost structure improvement and lower cost associated with a closed manufacturing facility. Unit shipments increased 14 percent in the first nine months of 2016 as compared to the same period last year, in addition to the improvements in the company’s cost structure associated with the reallocation of production to the lower cost Mexico facilities, as well as improved efficiency of the new wheel manufacturing plant in Mexico which was in a ramp up mode in the first half of 2015. These costs were offset by higher freight costs and inefficiency costs in the third quarter of 2016 at one of our plants in Mexico.

The cost of aluminum is a component of our selling prices to OEM customers and a significant component of the overall cost of a wheel. The price for aluminum we purchase is adjusted monthly based primarily on changes in certain published market indices. Our selling prices are adjusted periodically based upon aluminum market price changes, but the timing of such adjustments is based on specific customer agreements and can vary from monthly to quarterly. Even if aluminum selling price adjustments were to perfectly match changes in aluminum purchase prices, an increasing aluminum price will result in a declining gross margin percentage - i.e., the same gross profit dollars divided by increased sales dollars equals a lower gross profit percentage. The opposite is true in periods during which the price of aluminum decreases. In addition, although our sales are continuously adjusted for aluminum price changes, these adjustments rarely will match exactly the changes in our aluminum purchase prices and cost of sales. As estimated by the company, the favorable impact on gross profit related to such differences in timing of aluminum adjustments was approximately $0.3 million in the third quarter of 2016 and for the first nine months of 2016 there was a favorable impact on gross profit of $6.1 million, as compared to the same periods in 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2016 decreased to $5.7 million, or 3.3 percent of net sales, from $8.4 million, or 4.8 percent of net sales, for the comparable period in 2015. The decrease primarily reflects a decrease in compensation expense reflective of the unanticipated earnings decline which necessitated lowering accruals for our long-term stock based incentive compensation expense and short-term incentive compensation costs.

For the first nine months of 2016, selling, general and administrative expenses were $24.7 million, or 4.5 percent of net sales, compared to $24.9 million, or 4.7 percent of net sales for the comparable period last year.

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

Consolidated income from operations was $5.3 million or 3.0 percent of net sales in the third quarter of 2016, a decrease of $2.8 million from operating income of $8.1 million, or 4.6 percent of net sales, in the comparable period in 2015. The decrease was due mainly to the lower gross margin as described previously.

Consolidated income from operations increased $20.7 million to $43.5 million, or 8.0 percent of net sales, in the first nine months of 2016 from $22.8 million, or 4.3 percent of net sales, in the comparable period in 2015.  The increase was due to the higher gross margin.

Included below are the major items that impacted income from operations for our U.S. and Mexico operations during the first nine months of 2016.

U.S. Operations
Operating results from our U.S. operations in the third quarter of 2016 improved $0.9 million when compared to the third quarter of last year. Gross profit improved $1.3 million over the comparable period in 2015 and costs for the closed Rogers facility were less than $0.1 million in the third quarter of 2016 compared to $1.2 million in the comparable period in 2015.

For the first nine months of 2016, operating results for our U.S. operations improved $4.1 million when compared to the first nine months of last year due to a gross profit improvement of $4.0 million over the comparable period in 2015. The prior year included $4.6 million of costs for the closed Rogers facility, while the current year includes only $0.2 million of such costs.

Mexico Operations
Income from our Mexico operations decreased $5.9 million in the third quarter of 2016 as compared to the third quarter of 2015 reflective of the $6.2 million gross profit decline.

For the first nine months of 2016, income from our Mexico operations increased $17.7 million when compared to the first nine months of 2015.  Income from operations in 2016 reflects an improvement in gross profit of $17.7 million over the comparable period in 2015.

U.S. versus Mexico Shipments

During the third quarter of 2016, wheels shipped by our Mexico and U.S. operations accounted for 85 percent and 15 percent, respectively, of our total shipments. For the third quarter of 2015, wheels shipped by our Mexico and U.S. operations accounted for 77 percent and 23 percent, respectively, of our total shipments. The shift of shipments to the Company’s Mexico facilities is largely attributable to the change in the overall production capacity footprint and resulting realignment of production to our Mexico facilities.

Interest Income, net and Other Income (Expense), net

Net interest income for the third quarter of 2016 was income of less than $0.1 million and for the third quarter of 2015 net interest income was an expense of less than $0.1 million.

Net interest income was income of $0.2 million and $0.1 million in the first nine months of 2016 and 2015, respectively.

Net other income (expense) was an expense of $0.4 million in the third quarter of 2016 and 2015. Foreign exchange gains and (losses) included in net other income (expense) were exchange losses of $0.4 million in the third quarter of 2016 and 2015.

Net other income (expense) was an expense of $0.5 million and $0.9 million in the first nine months of 2016 and 2015, respectively. Foreign exchange gains and (losses) included in net other income (expense) were exchange losses of $0.6 million and $0.9 million in the first nine months of 2016 and 2015, respectively.

Income Taxes

The income tax benefit for the third quarter ended September 25, 2016 was $1.1 million, representing an effective income tax benefit of 22 percent. For the nine months ended September 25, 2016, the income tax provision was $9.6 million, representing an effective income tax rate of 22 percent. The effective tax rate for the thirty-nine weeks ended September 25, 2016 decreased to 22 percent from 28 percent for the first six months of 2016 due to a decrease in forecasted earnings, which resulted in the third quarter of 2016 being a tax benefit. The effective tax rate for the third quarter and the nine months ended September 25, 2016 were lower than the statutory rate due to the mix of income before taxes for entities included in our effective income tax rate calculation, effect of the business restructuring to realign our operations, which was implemented in the fourth quarter of 2015 and the release of certain liabilities related to uncertain tax positions as a result of settlements with various tax jurisdictions.

The income tax provision for the third quarter ended September 27, 2015 was $2.7 million, representing an effective income tax rate of 35 percent. For the nine months ended September 27, 2015, the income tax provision was $6.1 million, representing an effective income tax rate of 28 percent. The income tax provision for the third quarter and nine months ended September 27, 2015 resulted from the release of certain liabilities related to uncertain tax positions as a result of the expiration of a statute of limitations, partially offset by certain non-deductible expenses, state income taxes (net of federal tax benefit) and interest and penalties on unrecognized tax benefits.

Net Income

Net income in the third quarter of 2016 was $6.0 million, or $0.23 per diluted share, compared to net income in the third quarter of 2015 of $4.9 million, or $0.19 per diluted share. Net income in the first nine months of 2016 was $33.6 million, or $1.31 per diluted share, compared to net income in the first three quarters of 2015 of $15.8 million, or $0.59 per diluted share.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity primarily include cash, cash equivalents and short-term investments and net cash provided by operating activities and, from time to time, other external sources of funds.  Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $180.7 million and 3.7:1, respectively, at September 25, 2016, versus $172.0 million and 3.3:1 at December 27, 2015.  As of September 25, 2016, our cash, cash equivalents and short-term investments totaled $36.6 million compared to $53.0 million at December 27, 2015.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, proceeds from the exercise of stock options or existing cash, cash equivalents and short-term investments, and we believe these sources will continue to meet our capital requirements in the foreseeable future.

As part of our commitment to enhancing shareholder value, we have been repurchasing our common stock. Beginning in 2013 through the end of our fiscal year 2015, we have repurchased 2,567,713 shares for a cost of $49.6 million. Thus far in 2016, we have repurchased 740,257 shares for a cost of $13.5 million.

The following table presents a summary of the net decrease in cash and cash equivalents in the periods presented:

(Dollars in thousands)	Thirty-nine Weeks Ended
	September 25, 2016	September 27, 2015	Change
Net cash provided by operating activities	$39,261	$39,205	$56
Net cash used in investing activities	(29,964)	(28,032)	(1,932)
Net cash used in financing activities	(25,694)	(21,480)	(4,214)
Effect of exchange rate changes on cash	162	(2,196)	2,358
Net decrease in cash and cash equivalents	$(16,235)	$(12,503)	$(3,732)

Operating Activities

Net cash provided by operating activities was $39.3 million for the thirty-nine week period ended September 25, 2016, compared to $39.2 million for the comparable period a year ago.  The slight increase in cash flow provided by operating activities was mainly due to higher net income of $17.8 million and a lower use of cash for accounts receivable of $4.5 million in the first nine months of 2016 compared to an $18.3 million use in the comparable period a year ago. Offsetting the major increases was an inventory use of cash of $12.2 million in the first nine months of 2016 compared to a $12.3 million source of cash in the comparable period a year ago.

Investing Activities

Net cash used in investing activities was $30.0 million for the first nine months of 2016 compared to $28.0 million in the comparable period last year. Net cash used in investing activities was lower in 2015 due to cash generated from the sale of a warehousing facility in West Memphis, Arkansas and from the sale of some short-term investments.

Financing Activities

Financing activities during the first nine months of 2016 consisted of the payment of cash dividends on our common stock totaling $13.8 million and the repurchase of our common stock for cash totaling $13.5 million, partially offset by the receipt of cash proceeds from the exercise of stock options totaling $1.6 million.

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

(Dollars in thousands)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Net Sales	$175,580	$175,656	$544,354	$533,325
Less, aluminum value and outside service provider costs	(76,781)	(87,751)	(242,026)	(275,488)
Value added sales	$98,799	$87,905	$302,328	$257,837

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

The following table reconciles our net income, the most directly comparable GAAP financial measure, to our Adjusted EBITDA:

(Dollars in thousands)	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Net income	$5,974	$4,946	$33,602	$15,814
Interest (income), net	(41)	55	(152)	(87)
Income tax provision (benefit)	(1,064)	2,669	9,576	6,108
Depreciation	8,607	8,672	25,888	25,696
Closure costs (excluding accelerated depreciation)	294	752	903	3,240
Adjusted EBITDA	$13,770	$17,094	$69,817	$50,771
Adjusted EBITDA as a percentage of net sales	7.8%	9.7%	12.8%	9.5%
Adjusted EBITDA as a percentage of value added sales	13.9%	19.4%	23.1%	19.7%

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

The functional currency of certain foreign operations in Mexico is the Mexican peso.  The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican peso, the value of which decreased 6 percent in relation to the U.S. dollar in the first nine months of 2016.  Foreign currency transaction losses totaled $0.6 million in the first nine months of 2016 and $0.9 million during the first nine months of 2015.  All transaction gains and losses are included in other income (expense) in the condensed consolidated statements of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at September 25, 2016 of $101.2 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive (loss) income.

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

In accordance with our corporate risk management policies, we may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our material foreign exchange exposures, for up to approximately 39 months. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to accounting considerations and the prohibitive economic cost of hedging particular exposures. We do not use derivative contracts for trading, market-making, or speculative purposes. For additional information on our derivatives, see Note 5 - Derivative Financial Instruments.

At September 25, 2016, the fair value liability of foreign currency exchange derivatives was $22.6 million. The potential loss in fair value for such financial instruments from a 10 percent adverse change in quoted foreign currency exchange rates would be $13.5 million at September 25, 2016.

During the first nine months of 2016, the Mexican peso to U.S. dollar exchange rate averaged 18.23 pesos to $1.00. Based on the balance sheet at September 25, 2016 the value of net assets for our operations in Mexico was 2,323 million pesos. Accordingly, a 10 percent change in the relationship between the peso and the U.S. dollar may result in a translation impact of between $11.6 million and $14.2 million, which would be recognized in other comprehensive (loss) income.

Our business requires us to settle transactions between currencies in both directions - i.e., peso to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” For the first nine months of 2016, we had a $0.6 million net foreign exchange transaction loss related to the peso. Based on the current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances. As discussed above, while changes in the terms of the contracts with our customers will be creating an imbalance between currencies that we are hedging with foreign currency forward contracts, there can be no assurances that our hedging program will effectively offset the impact of the imbalance between currencies or that the net transaction balance will not change significantly in the future.

Commodity Purchase Commitments.  When market conditions warrant, we enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. However, we do not enter into derivatives or other financial instrument transactions for speculative purposes. At September 25, 2016, we had no purchase commitments in place for the delivery of aluminum, natural gas or other raw materials in 2016.

Also see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our 2015 Annual Report on Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Risk Management” in this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 25, 2016.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 25, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended September 25, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the first nine months of 2016, there were no sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In January 2016, our Board of Directors approved a new stock repurchase program (the “2016 Repurchase Program”), authorizing the repurchase of up to $50.0 million of common stock.  Under the 2016 Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. The timing and extent of the repurchases under the 2016 Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion. Shares repurchased under the 2016 Repurchase Program totaled 154,287 shares of company stock at a cost of $3.2 million in the first nine months of 2016.

The following table provides common stock repurchases made by or on behalf of the company during the three months ended September 25, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
(Thousands of dollars, except per share amounts)
June 27, 2016 - July 24, 2016	16,588	$25.85	16,588
July 25, 2016 - August 21, 2016	—	$—	—
August 22, 2016 - September 25, 2016	—	$—	—
Total	16,588		16,588	$46,747

Item 6.  Exhibits

3.1	Bylaws of Superior Industries International, Inc. as adopted on October 25, 2016 (incorporated by reference to the Registrant's Form 8-K filed on October 25, 2016).
10.1
Amended and Restated Employment Agreement, dated August 10, 2016, between Superior Industries International, Inc. and Donald J. Stebbins (incorporated by reference to the Registrant's Form 8-K filed on August 11, 2016).*

31.1
Certification of Donald J. Stebbins, Chief Executive Officer and President, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date:	October 28, 2016	/s/ Donald J. Stebbins
Donald J. Stebbins Chief Executive Officer and President

Date:	October 28, 2016	/s/ Kerry A. Shiba
Kerry A. Shiba Executive Vice President and Chief Financial Officer