Form 10-Q
period 2017-06-25
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2017-08-04
CIK 95552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2017

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
Yes  ☐    No  ☑

Number of shares of common stock outstanding as of July 31, 2017: 24,904,545

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
NET SALES	$240,628	$182,709	$414,848	$368,774
Cost of sales:
Cost of sales	220,601	153,012	375,409	311,332
Restructuring costs (Note 4)	(78)	157	130	187
	220,523	153,169	375,539	311,519
GROSS PROFIT	20,105	29,540	39,309	57,255
Selling, general and administrative expenses	22,103	10,000	37,363	18,993
INCOME (LOSS) FROM OPERATIONS	(1,998)	19,540	1,946	38,262
Interest (expense) income, net	(14,729)	79	(15,025)	111
Other income (expense), net	7,486	(372)	7,138	(105)
CONSOLIDATED (LOSS) INCOME BEFORE INCOME TAXES	(9,241)	19,247	(5,941)	38,268
Income tax benefit (provision)	1,722	(6,082)	1,524	(10,640)
CONSOLIDATED NET (LOSS) INCOME	(7,519)	13,165	(4,417)	27,628
Less: Net loss attributable to non-controlling interest	247	—	247	—
NET (LOSS) INCOME ATTRIBUTABLE TO SUPERIOR	$(7,272)	$13,165	$(4,170)	$27,628
(LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO SUPERIOR- BASIC	$(0.41)	$0.52	$(0.28)	$1.08
(LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO SUPERIOR- DILUTED	$(0.41)	$0.52	$(0.28)	$1.08
DIVIDENDS DECLARED PER SHARE	$0.09	$0.18	$0.27	$0.36

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016

Net (loss) income attributable to Superior	$(7,272)	$13,165	$(4,170)	$27,628
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net of tax	14,295	(6,821)	23,345	(8,666)
Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	10,568	(6,734)	27,962	(5,416)
Tax provision	—	—	(335)	(266)
Change in unrecognized gains (losses) on derivative instruments, net of tax	10,568	(6,734)	27,627	(5,682)
Defined benefit pension plan:
Actuarial gains on pension obligation, net of curtailments and amortization	93	84	185	168
Tax provision	(25)	(30)	(49)	(62)
Pension changes, net of tax	68	54	136	106
Other comprehensive income (loss), net of tax	24,931	(13,501)	51,108	(14,242)
Comprehensive income (loss) attributable to Superior	$17,659	$(336)	$46,938	$13,386

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	June 25, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$58,732	$57,786
Short-term investments	750	750
Restricted cash	62,488	—
Accounts receivable, net	179,127	99,331
Inventories	172,623	82,837
Income taxes receivable	6,353	3,682
Other current assets	28,551	9,695
Total current assets	508,624	254,081
Property, plant and equipment, net	501,607	227,403
Investment in unconsolidated affiliate	2,000	2,000
Goodwill	310,728	—
Intangibles, net	212,961	—
Non-current deferred income tax assets, net	53,397	28,838
Other non-current assets	37,013	30,434
Total assets	$1,626,330	$542,756

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$96,809	$37,856
Accrued expenses	64,470	46,315
Current portion of long-term debt	18,800	—
Income taxes payable	1,504	1,793
Total current liabilities	181,583	85,964
Long-term debt (less current portion)	721,056	—
Non-current income tax liabilities	5,816	5,301
Non-current deferred income tax liabilities, net	33,225	3,628
Other non-current liabilities	43,323	49,637
Commitments and contingencies (Note 18)	—	—

Mezzanine equity:
Redeemable preferred shares, $0.01 par value, 1,000,000 shares authorized, 150,000 shares outstanding at June 25, 2017	147,492	—

Shareholders' equity:
Common stock, $0.01 par value
Authorized - 100,000,000 shares; Issued and outstanding - 24,906,000 shares
(25,143,950 shares at December 25, 2016)	88,669	89,916
Accumulated other comprehensive loss	(73,817)	(124,925)
Retained earnings	415,086	433,235
Superior shareholders' equity	429,938	398,226
Noncontrolling interests	63,897	—
Total shareholders' equity	493,835	398,226
Total liabilities, mezzanine and shareholders' equity	$1,626,330	$542,756

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Twenty-six Weeks Ended
	June 25, 2017	June 26, 2016
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(10,093)	$24,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(29,982)	(17,692)
Acquisition of Uniwheels, net of cash acquired	(690,704)	—
Proceeds from sales and maturities of investments	—	200
Proceeds from sale of property, plant and equipment	2	1
NET CASH USED IN INVESTING ACTIVITIES	(720,684)	(17,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	975,571	—
Proceeds from issuance of redeemable preferred shares	150,000	—
Debt repayment	(282,322)	—
Cash dividends paid	(8,985)	(9,232)
Cash paid for common stock repurchase	(5,014)	(13,098)
Payments related to tax withholdings for stock-based compensation	(1,457)	—
Proceeds from exercise of stock options	—	898
Excess tax benefits from exercise of stock options	—	—
Redeemable preferred shares issuance costs	(3,737)	—
Financing costs paid	(30,460)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	793,596	(21,432)

Effect of exchange rate changes on cash	615	(160)

Net increase (decrease) in cash and cash equivalents	63,434	(14,561)

Cash and cash equivalents and restricted cash at the beginning of the period	57,786	52,036

Cash and cash equivalents and restricted cash at the end of the period	$121,220	$37,475

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(Dollars in thousands)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Non-controlling Interest	Total
Balance at December 31, 2016	25,143,950	$89,916	$(16,101)	$(3,636)	$(105,188)	$433,235	$—	$398,226
Net loss attributable to Superior						(4,170)	(247)	(4,417)
Change in unrecognized gains (losses) on derivative instruments, net of tax			27,627	—	—	—	—	27,627
Change in employee benefit plans, net of taxes				136	—	—	—	136
Net foreign currency translation adjustment				—	23,345	—	—	23,345
Stock options exercised	—	—		—	—	—	—	—
Restricted stock awards granted, net of forfeitures	33,692	—		—	—	—	—	—
Stock-based compensation expense	(55,801)	(470)		—	—	—	—	(470)
Common stock repurchased	(215,841)	(777)		—	—	(4,237)	—	(5,014)
Cash dividends declared ($0.27 per share)	—	—		—	—	(6,860)	—	(6,860)
Redeemable preferred dividend						(2,882)		(2,882)
Non-controlling interest							64,144	64,144
Balance at June 25, 2017	24,906,000	$88,669	$11,526	$(3,500)	$(81,843)	$415,086	$63,897	$493,835

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.
Notes to Condensed Consolidated Financial Statements
June 25, 2017
(Unaudited)

Note 1 – Nature of Operations

Headquartered in Southfield, Michigan, the principal business of Superior Industries International, Inc. (referred to herein as the “company” or “we,” “us” and “our”) is the design and manufacture of aluminum wheels for sale to original equipment manufacturers ("OEMs"). We are one of the largest suppliers of cast aluminum wheels to the world’s leading automobile and light truck manufacturers, with manufacturing operations in North America and Europe.  Customers in North America and Europe represent the principal market for our products.

Ford Motor Company ("Ford"), General Motors Company ("GM") and Toyota Motor Company ("Toyota") were our customers individually accounting for more than 10 percent of our consolidated sales in the first half of 2017 and together represented approximately 69 percent of our trade sales during the first half of 2017. Additionally, Nissan Motor Co., Ltd. ("Nissan") and Fiat Chrysler Automotive N.V. ("FCA") individually accounted for 7 percent and 5 percent, respectively of our consolidated sales during the first half of 2017 and together with Ford, GM and Toyota represented approximately 81 percent of our trade sales during the first half of 2017. We also manufacture aluminum wheels for BMW, Mazda, Subaru, Tesla and Volkswagen.  The loss of all or a substantial portion of our sales to Ford, GM or Toyota would have a significant adverse impact on our operating results and financial condition. This risk is partially mitigated by our long-term relationships with these OEM customers and our supply arrangements, which are generally for multi-year periods. Additionally, the acquisition of Uniwheels AG ("Uniwheels") on May 30, 2017 diversifies our OEM customer base to include Audi AG ("Audi"), Mercedes-Benz, and other European customers and also provides new aftermarket customers.

Demand for automobiles and light trucks (including SUVs and crossover vehicles) in the North American and European markets is subject to many unpredictable factors such as changes in the general economy, gasoline prices, consumer credit availability and interest rates.  Demand for aluminum wheels can be further affected by other factors, including pricing and performance compared to competitive materials such as steel.  Additionally, the demand for our products is influenced by shifts of market share between vehicle manufacturers and the specific market penetration of individual vehicle platforms being sold by our customers.

We have had long-term relationships with our customers and our supply arrangements generally are for multi-year periods however, maintaining such long-term arrangements on terms acceptable to us remains challenging due to global competitive pricing pressures. The raw materials used in producing our products are readily available and are obtained through suppliers with whom we have, in many cases, relatively long-standing trade relations.

Note 2 – Presentation of Condensed Consolidated Financial Statements

During interim periods, we follow the accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016 (the "2016 Annual Report on Form 10-K") and apply appropriate interim financial reporting standards for a fair statement of our operating results and financial position in conformity with accounting principles generally accepted in the United States of America, as codified by the Financial Accounting Standards Board ("FASB") in the Accounting Standards Codification ("ASC") (referred to herein as "U.S. GAAP"), as indicated below.  For convenience of presentation, the 2016 fiscal year is referred to as December 31, but actually reflects our financial position and results of operations for the period described below. Users of financial information produced for interim periods in 2017 are encouraged to read this Quarterly Report on Form 10-Q in conjunction with our consolidated financial statements and notes thereto filed with the Securities and Exchange Commission ("SEC") in our 2016 Annual Report on Form 10-K.

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

We use a 4-4-5 convention for our fiscal quarters, which are thirteen week periods generally ending on the last Sunday of each calendar quarter.  We refer to these thirteen week fiscal periods as “quarters” throughout this report.  Uniwheels uses a regular calendar close with months ending on the last day of the month. Therefore, during the second and third quarters there will be a slight difference in timing of close, but the year ends will align on December 31, 2017. Thereafter, we will go to a consolidated close with each month ending on the last day of the month. The slight difference in timing is not considered to be significant to the consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for quarterly reports on Form 10-Q and U.S. GAAP and, in our opinion, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated statements of operations for the thirteen and twenty-six week period ended June 25, 2017, (ii) the condensed consolidated statements of comprehensive income for the thirteen and twenty-six week period ended June 25, 2017, (iii) the condensed consolidated balance sheets at June 25, 2017 and December 31, 2016, (iv) the condensed consolidated statements of cash flows for the twenty-six week period ended June 25, 2017, and (v) the condensed consolidated statement of shareholders’ equity for the twenty-six week period ended June 25, 2017. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP. The condensed consolidated balance sheet as of December 31, 2016, included in this report, was derived from our 2016 audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Note 3 – Acquisition

On March 23, 2017, Superior announced that it had entered into various agreements to commence a tender offer to acquire 100% of the outstanding equity interests of Uniwheels (the "Acquisition") through a newly-formed, wholly-owned subsidiary (the “Acquisition Sub”). The Acquisition was effected through a multi-step process as more fully described below.

In the first step of the Acquisition, on March 23, 2017, Superior obtained a commitment from the owner of approximately 61 percent of the outstanding stock of Uniwheels, Uniwheels Holding (Malta) Ltd. (the “Significant Holder”), evidenced by an irrevocable undertaking agreement (the “Undertaking Agreement”) to tender such stock in the second step of the Acquisition. In connection with the Undertaking Agreement, on March 23, 2017: (i) Superior entered into a business combination agreement with Uniwheels pursuant to which, subject to the provisions of the German Stock Corporation Act, Uniwheels and its subsidiaries undertook to, among other things, cooperate with the financing of the Acquisition; and (ii) Superior and the Significant Holder entered into a guarantee and indemnification agreement pursuant to which Superior will hold the Significant Holder harmless for claims that may arise relating to its involvement with Uniwheels. As Uniwheels is a company listed on the Warsaw Stock Exchange, the Acquisition was required to be carried out in accordance with the Polish Act of 29 July 2005 on Public Offerings and the Conditions for Introducing Financial Instruments to Organized Trading and Public Companies (the “Public Offering Act”).

Following the publication of a formal tender offer document by Superior, as required by the Public Offering Act, Superior commenced the acceptance period for the tender offer (the “Tender Offer”) on April 12, 2017, pursuant to which, Superior offered to purchase all (but not less than 75 percent of) the outstanding stock of Uniwheels and, upon the consummation of the Tender Offer, agreed to purchase the stock of the Significant Holder along with all other stock of Uniwheels tendered pursuant to the Tender Offer. On May 30, 2017, Superior acquired 92.3 percent of the outstanding stock of Uniwheels for approximately $703.0 million (based on an exchange rate of 1.00 Dollar = 3.74193 Polish Zloty). We refer to this acquisition as the “First Step Acquisition.”

Under the terms of the Tender Offer:

• the Significant Holder received cash consideration of Polish Zloty 226.5 per share; and

• Uniwheels’ other shareholders received cash consideration of Polish Zloty 247.87 per share, equivalent to the volume weighted-average-price of Uniwheels’ shares for the three months prior to commencement of the Tender Offer, plus 5.0 percent.

On June 30, 2017, the company announced that it had commenced the delisting and associated tender process for the remaining outstanding shares of Uniwheels. As of July 31, 2017, 109,959 additional shares were tendered. Following or simultaneously with the approval of the delisting by the Polish regulator, Superior anticipates (i) consummating an upstream merger of Uniwheels into Acquisition Sub pursuant to which fair cash compensation will be paid to Uniwheels’ minority stockholders and (ii) entering into a Domination and Profit Loss Transfer Agreement (“DPLTA”). Superior anticipates that the process of acquiring the remaining 7.7 percent of Uniwheels’ outstanding shares will take approximately eight to ten months. We refer to this acquisition as the “Second Step Acquisition.” The aggregate equity purchase price of the Acquisition (assuming the remaining 7.7 percent of Uniwheels’ stock is acquired for cash consideration of Polish Zloty 247.87 per share (the price paid to Uniwheels’ shareholders in the Tender Offer) and an exchange rate of 1.00 Dollar = 3.74193 Polish Zloty) will be approximately $778.0 million. We entered into foreign currency hedges prior to the closing of the First Step Acquisition intended to reduce currency risk associated with the settlement of the Tender Offer (the “Hedging Transactions”). The net benefit of such Hedging Transactions to Superior reduced the total anticipated purchase price of the Acquisition to $766.2 million.

The company’s condensed consolidated financial statements for the thirteen and twenty-six week periods ended June 25, 2017 and June 26, 2016 include Uniwheels results of operations from May 30, 2017 through June 30, 2017 (please see Note 7, "Business Segments" for the geographic segment results included within the condensed consolidated financial statements for the thirteen and twenty-six week periods ended June 25, 2017 and June 26, 2016, which include Uniwheels results of operations from May 30, 2017 through June 30, 2017). The company’s condensed consolidated financial statements reflect the purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

During the second quarter of 2017, the company determined a preliminary valuation of the identifiable assets acquired and the liabilities assumed. The following is the allocation of the purchase price:

(Dollars in thousands)
Estimated purchase price
Cash consideration	$703,000

Non-controlling interest	63,200

Preliminary purchase price allocation
Cash and cash equivalents	12,296
Accounts receivable	60,580
Inventories	82,402
Prepaid expenses and other current assets	11,479
Total current assets	166,757
Property and equipment	250,000
Intangible assets (1)	212,000
Goodwill	306,154
Other assets	20,937
Total assets acquired	955,848
Accounts payable	61,883
Other current liabilities	40,361
Total current liabilities	102,244
Other long-term liabilities	87,404
Total liabilities assumed	189,648
Net assets acquired	$766,200

(1)  Intangible assets are recorded at estimated fair value, as determined by management based on available information which includes a preliminary valuation prepared by an independent third party. The fair values assigned to identifiable intangible assets were determined through the use of the income approach, specifically the relief from royalty and multi-period excess earnings methods. The major assumptions used in arriving at the estimated identifiable intangible asset values included management’s estimates of future cash flows, discounted at an appropriate rate of return which are based on the weighted average cost of capital for both the company and other market participants. The useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows. The estimated fair value of intangible assets and related useful lives as included in the preliminary purchase price allocation include:

	Estimated Fair Value	Estimated Useful Life (in Years)
(Dollars in thousands)
Brand name	$9,000	5-6
Technology	16,000	4-6
Customer relationships	167,000	6-11
Trade names	20,000	Indefinite
	$212,000

The above goodwill represents future economic benefits expected to be recognized from the company’s expansion into the European wheel market, as well as expected future synergies and operating efficiencies from combining operations with Uniwheels. Goodwill resulting from the Acquisition of $306.2 million has been allocated to the European segment.

The unaudited combined pro forma information is for informational purposes only. The pro forma information is not necessarily indicative of what the combined company’s results actually would have been had the Acquisition been completed as of the beginning of the periods as indicated. In addition, the unaudited pro forma information does not purport to project the future results of the combined company.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
	Proforma	Proforma	Proforma	Proforma
(Dollars in thousands)
Net sales as reported	$240,628	$182,709	$414,848	$368,774
Uniwheels sales, prior to the Acquisition	103,751	128,655	243,744	248,946
Proforma combined sales	$344,379	$311,364	$658,592	$617,720

Net (loss) income as reported	$(7,519)	$13,165	$(4,417)	$27,628
Uniwheels net income before income taxes, prior to the Acquisition	8,465	16,445	25,394	28,197
Incremental interest expense on the debt	(7,081)	(10,622)	(17,776)	(21,332)
Incremental amortization on the identifiable intangible assets	(4,388)	(6,582)	(10,970)	(13,164)
Transaction expenses incurred by both the company and Uniwheels	12,722	—	19,684	—
Income tax expense related to the proforma adjustments	875	1,675	33	4,411
Proforma net income	$3,074	$14,081	$11,948	$25,740

Restricted Cash

Restricted cash disclosed on the condensed consolidated balance sheet relates to funds held for the purpose of acquiring the remaining 7.7% of Uniwheels’ outstanding shares, which will take approximately eight to ten months, and to pay down assumed debt related to our European operations.

Note 4 – Restructuring

During 2014, we completed a review of initiatives to reduce costs and enhance our competitive position. Based on this review, we committed to a plan to close operations at our Rogers, Arkansas facility, which was completed during the fourth quarter of 2014. The action was undertaken in order to reduce costs and enhance our global competitive position. During the fourth quarter of 2016, we sold the Rogers facility for total proceeds of $4.3 million, resulting in a $1.4 million gain on sale, which is recorded as a reduction to selling, general and administrative expense in the consolidated income statements.

The total cost incurred as a result of the Rogers facility closure was $16.0 million, of which $0.1 million and $0.2 million was recognized as of June 25, 2017 and June 26, 2016, respectively. The following table summarizes the Rogers, Arkansas plant closure costs and classification in the consolidated income statement for the period ended June 25, 2017:

(Dollars in thousands)	Costs Incurred Through December 31, 2016	Costs Incurred During the Twenty-six Week Period Ended June 25, 2017	Total Costs	Classification
Accelerated and other depreciation of assets idled	$7,254	$13	$7,267	Cost of sales, Restructuring costs
Severance costs	2,011	—	2,011	Cost of sales, Restructuring costs
Equipment removal and impairment, inventory written-down, lease termination and other costs	6,634	117	6,751	Cost of sales, Restructuring costs
	15,899	130	16,029
Gain on sale of the facility	(1,436)	—	(1,436)
Total	$14,463	$130	$14,593

Note 5 – Fair Value Measurements

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

The following table categorizes items measured at fair value at June 25, 2017:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
June 25, 2017	Total	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$750	$—	$750	$—
Cash surrender value	7,666	—	7,666	—
Derivative contracts	10,259	—	10,259	—
Total	$18,675	$—	$18,675	$—

Liabilities
Derivative contracts	$6,629	$—	$6,629	$—
Total	$6,629	$—	$6,629	$—

The following table categorizes items measured at fair value at December 31, 2016:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
December 31, 2016	Total	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$750	$—	$750	$—
Cash surrender value	7,480	—	7,480	—
Derivative contracts	13	—	13	—
Total	$8,243	$—	$8,243	$—

Liabilities
Derivative contracts	$24,773	$—	$24,773	$—
Total	$24,773	$—	$24,773	$—

Note 6 – Financial Instruments

Debt Instruments

The carrying values of the company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices of these securities (Level 2 input based on the GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the company's debt instruments are shown below (in thousands):

June 25, 2017
(Dollars in thousands)
Estimated aggregate fair value	$762,020
Aggregate carrying value (1)	764,931

(1) Long-term debt excluding the impact of unamortized debt issuance costs.

Derivative Instruments and Hedging Activities

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

We record all derivatives in the condensed consolidated balance sheets at fair value. Our accounting treatment for these instruments is based on the hedge designation. The effective portions of cash flow hedges are recorded in Accumulated Other Comprehensive Income ("AOCI") until the hedged item is recognized in earnings. The ineffective portions of cash flow hedges are recorded in cost of sales. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates. All derivatives were designated as hedging instruments at December 31, 2016. At June 25, 2017, the company held derivatives that were designated as hedging instruments as well as derivatives that did not qualify for designation as hedging instruments as discussed below.

Deferred gains and losses associated with cash flow hedges of foreign currency costs are recognized as a component of cost of sales in the same period as the related cost is recognized. Our foreign currency transactions hedged with cash flow hedges as of June 25, 2017, are expected to occur within 1 month to 42 months.

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

Currency option derivative contracts not designated as hedging instruments consist principally of option contracts to purchase Polish Zloty and the Euro related to the acquisition of Uniwheels. See Note 3, "Acquisition."

We had $1.5 million and $0.1 million in losses recognized in other expense for foreign currency forward, interest rate swap and aluminum contracts not designated as hedging instruments during the twenty-six week periods ended June 25, 2017 and June 26, 2016, respectively.

The following tables display the fair value of derivatives by balance sheet line item at June 25, 2017 and December 31, 2016:

	June 25, 2017
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts and collars designated as hedging instruments	$4,596	$5,125	$3,032	$1,938
Aluminum forward contracts not designated as hedges	79	—	816	—
Interest rate swap contracts not designated as hedges	—	—	—	385
Cross currency swap not designated as hedging instrument	459	—	—	459
Total derivative financial instruments	$5,134	$5,125	$3,848	$2,782

	December 31, 2016
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts and collars designated as hedging instruments	$13	$—	$10,076	$14,697
Total derivative financial instruments	$13	$—	$10,076	$14,697

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	June 25, 2017		December 31, 2016
	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign currency forward contracts and collars designated as hedging instruments	$248,431	$4,751	$(160,461)	$(24,760)
Aluminum forward contracts not designated as hedges	(6,558)	(737)	—	—
Interest rate swap contracts not designated as hedges	(46,496)	(385)	—	—
Cross currency swap not designated as hedging instrument	—	—	—	—
Total derivative financial instruments	$195,377	$3,629	$(160,461)	$(24,760)

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

The following table provides the impact of derivative instruments designated as cash flow hedges on our consolidated income statement:

Twenty-six Week Period Ended June 25, 2017	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Dollars in thousands)
Foreign currency forward contracts and collars	$27,627	$(3,582)	$(1,451)
Total	$27,627	$(3,582)	$(1,451)

Note 7 – Business Segments

Superior groups its operating segments into reportable segments in which sales and manufacturing efforts are focused. The products, manufacturing, and procurement are similar throughout the company's operations. Each operating segment has discrete financial information evaluated regularly by the company’s Chief Operating Decision Maker (“CODM”) in determining resource allocation and assessing performance. As a result of the Uniwheels acquisition, the company realigned its executive management structure which changed the information used by our CODM to assess performance and allocate resources. Due to different economic circumstances and customer base in the company’s operations and in conformity with ASC Topic 280, “Segment Reporting,” the company reports the results of its business in two reportable segments: North America and Europe.

Net Sales and Results of Operations by Reportable Segment

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
(Dollars in thousands)
Net sales:
North America	$186,898	$182,709	$361,118	$368,774
Europe	53,730	—	53,730	—
Consolidated net sales	$240,628	$182,709	$414,848	$368,774

(Loss) Income from operations:
North America	$(1,098)	$19,540	$2,846	$38,262
Europe	(900)	—	(900)	—
Consolidated (loss) income from operations	$(1,998)	$19,540	$1,946	$38,262

Total Property, Plant and Equipment by Reportable Segment

Total property, plant and equipment, net, by reportable segment as follows:
	June 25, 2017	December 31, 2016
(Dollars in thousands)
Property, plant and equipment, net:
North America	$247,930	$227,403
Europe	253,677	—
Total assets	$501,607	$227,403

Note 8 – Short-Term Investments

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

Restricted Deposits

We purchase certificates of deposit that mature within twelve months and are used to secure or collateralize letters of credit securing our workers’ compensation obligations.  At each of June 25, 2017 and December 31, 2016, certificates of deposit totaling $0.8 million were restricted in use and were classified as short-term investments on our condensed consolidated balance sheets.

Note 9 – Inventories

	June 25, 2017	December 31, 2016
(Dollars in thousands)
Raw materials	$62,168	$40,255
Work in process	47,724	21,447
Finished goods	62,731	21,135
Inventories	$172,623	$82,837

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $7.7 million and $6.5 million at June 25, 2017 and December 31, 2016, respectively. Included in raw materials were operating supplies and spare parts totaling $14.3 million and $10.3 million on June 25, 2017 and December 31, 2016, respectively. Included within inventory is $81.7 million from European operations.

Note 10 – Property, Plant and Equipment

	June 25, 2017	December 31, 2016
(Dollars in thousands)
Land and buildings	$134,030	$67,915
Machinery and equipment	681,324	485,185
Leasehold improvements and others	10,539	4,868
Construction in progress	46,534	26,301
	872,427	584,269
Accumulated depreciation	(370,820)	(356,866)
Property, plant and equipment, net	$501,607	$227,403

Depreciation expense was $19.5 million and $17.3 million for the twenty-six weeks ended June 25, 2017 and June 26, 2016, respectively. Included within property, plant and equipment is $253.7 million from European operations.

Note 11 – Preproduction Costs Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all preproduction engineering costs for which reimbursement is not contractually guaranteed by the customer or which are in excess of the contractually guaranteed reimbursement amount. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight-line basis. Also, we defer any reimbursements made to us by our customers and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Changes in the facts and circumstances of individual wheel programs may accelerate the amortization of both the cost of customer-owned tooling and the deferred tooling reimbursement revenues. Recognized tooling reimbursement revenues, which totaled $3.5 million and $3.9 million for the twenty-six weeks ended June 25, 2017 and June 26, 2016, respectively, are included in net sales in the condensed consolidated statements of operations. The following tables summarize the unamortized customer-owned tooling costs included in our non-current assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities:

	June 25, 2017	December 31, 2016
(Dollars in thousands)
Customer-Owned Tooling Costs
Preproduction costs	$81,912	$78,299
Accumulated amortization	(68,216)	(65,100)
Net preproduction costs	$13,696	$13,199

Deferred Tooling Revenues
Accrued expenses	$3,316	$5,419
Other non-current liabilities	5,341	2,593
Total deferred tooling revenues	$8,657	$8,012

Note 12 – Goodwill and Other Intangible Assets

Goodwill and indefinite-lived assets, such as certain trade names acquired in connection with the acquisition of Uniwheels on May 30, 2017, are not amortized, but are instead evaluated for impairment on an annual basis at the end of the fiscal year, or more frequently if events or circumstances indicate that impairment may be more likely. During the thirteen weeks ended June 25, 2017, no impairment charges have been taken against the company’s goodwill or indefinitely-lived intangible assets. The carrying amount of goodwill arose from the Acquisition described in Note 3, "Acquisition".

The company’s other intangible assets primarily consist of assets with finite lives and are amortized over their estimated useful lives. These assets are amortized on a straight-line basis over their estimated useful lives. Following is a summary of the company’s finite-lived and indefinite-lived intangible assets as of June 25, 2017. There were no such intangible assets at December 31, 2016.

	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net	Remaining Weighted Average Amortization Period
(Dollars in thousands
Brand name	$9,000	$(150)	$132	$8,982	5-6
Technology	16,000	(222)	235	16,013	4-6
Customer relationships	167,000	(1,799)	2,465	167,666	6-11
Total finite	192,000	(2,171)	2,832	192,661
Trade names	20,000	—	300	20,300	Indefinite
Total	$212,000	$(2,171)	$3,132	$212,961

Amortization expense for these intangible assets was $2.2 million and $0 for the thirteen and twenty-six week periods ended June 25, 2017 and June 26, 2016, respectively. The anticipated annual amortization expense for these intangible assets is $26.3 million for 2018 to 2021 and $24.4 million for 2022.

Note 13 – Redeemable Preferred Shares

On March 22, 2017, Superior and TPG Growth III Sidewall, L.P. ("TPG") entered into an Investment Agreement pursuant to which Superior agreed to issue a number of shares of Series A Perpetual Convertible Preferred Stock and Series B Perpetual Preferred Stock to TPG for an aggregate purchase price of $150.0 million. On May 22, 2017, Superior issued 140,202 shares of Series A Perpetual Convertible Preferred Stock and 9,798 shares of Series B Perpetual Preferred Stock to TPG, both with a $1,000 stated value per share. The Series A Perpetual Convertible Preferred Stock has a stated value of $1,000 per share, par value of $0.01 per share and liquidation preference over common stock. The Series B Perpetual Preferred Stock has a stated value of $1,000 per share, par value of $0.01 per share, and liquidation preference over Superior common stock. The Series A Perpetual Convertible Preferred Stock is convertible into Superior common stock into a number of shares (determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $28.162). The Series B Perpetual Preferred Stock is not

convertible into Superior common stock until Superior’s stockholders approve the conversion of the Series B Perpetual Preferred Stock into Series A Perpetual Convertible Preferred Stock. The Series A Perpetual Convertible Preferred Stock and Series B Perpetual Preferred Stock will accrue dividends at a rate of 9 percent per annum, payable at Superior’s election either in-kind or in cash, provided that the Series B Perpetual Preferred Stock will accrue dividends at a rate of 11 percent per annum, payable at Superior’s election either in-kind or in cash, if stockholder approval is not obtained by September 19, 2017. Superior has undertaken to hold a special meeting of stockholders by that date for the purposes of approving the conversion of the Series B Preferred Stock into Series A Preferred Stock. In addition to the dividends, the Series A Perpetual Convertible Preferred Stock and Series B Perpetual Preferred Stock are entitled to participate in dividends on common stock in an amount equal to that which would have been due had the shares been converted into common stock. In addition, on May 22, 2017, Superior’s Board of Directors increased its size from eight to nine directors and appointed Ransom A. Langford, TPG’s designee, as a director.

The company may mandate conversion of the Series A Perpetual Convertible Preferred Stock if the price of the common stock exceeds $84. TPG may redeem their shares upon the occurrence of a change in control, recapitalization, merger, sale of substantially all of the company’s assets, liquidation or delisting of the company’s common stock. At its option, TPG may redeem the shares at any time after May 23, 2024. If redeemed by Superior, the redemption value would be $262.5 million (1.75 times stated value) if redeemed on or before October 22, 2018. If redeemed after October 22, 2018, the redemption value would be the greater of $300 million (2.0 times stated value) or the product of the number of common shares into which the preferred stock could be converted (5.3 million shares currently) and the then current market price of the common stock.

Note 14 – Earnings Per Share

In accordance with U.S. GAAP, basic earnings per share is computed by dividing net (loss) income, less preferred dividends, for the period by the weighted average number of common shares outstanding for the period.  For purposes of calculating diluted earnings per share, net income is divided by the total of the weighted average shares outstanding plus the dilutive effect of our redeemable preferred stock, outstanding stock options and time and performance based restricted stock units under the treasury stock method, which includes consideration of stock-based compensation required by U.S. GAAP.

(Dollars and shares in thousands, except per share amounts)	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Basic Income Per Share:
Reported net (loss) income	$(7,272)	$13,165	$(4,170)	$27,628
Less: Redeemable preferred stock dividends	(2,882)	—	(2,882)	—
Basic numerator	$(10,154)	$13,165	$(7,052)	$27,628
Basic (loss) income per share	$(0.41)	$0.52	$(0.28)	$1.08
Weighted average shares outstanding-Basic	24,908	25,430	24,961	25,512

Diluted Income Per Share:
Reported net (loss) income	$(7,272)	$13,165	$(4,170)	$27,628
Less: Redeemable preferred stock dividends	(2,882)	—	(2,882)	—
Basic numerator	$(10,154)	$13,165	$(7,052)	$27,628
Diluted (loss) income per share	$(0.41)	$0.52	$(0.28)	$1.08
Weighted average shares outstanding-Basic	24,908	25,430	24,961	25,512
Weighted average dilutive stock options and restricted stock units	—	113	—	75
Weighted average shares outstanding-Diluted	24,908	25,543	24,961	25,587

For the first half of 2017, no options were included in the diluted earnings per share calculation because to do so would have been anti-dilutive. The performance shares discussed in Note 19, "Stock-Based Compensation" are not included in the diluted earnings per share because the performance metrics had not been met as of the period ended June 25, 2017. The redeemable preferred shares discussed in Note 13, "Redeemable Preferred Shares" are not included in the diluted earnings per share because the conversion would be anti-dilutive as of the period ended June 25, 2017.

Note 15 – Income Taxes

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

The income tax benefit for the twenty-six weeks ended June 25, 2017, was $1.5 million on a pre-tax loss of $(5.9) million, representing an effective income tax rate of 25.6 percent. The effective tax rate for the twenty-six weeks ended June 25, 2017 was lower than the statutory rate due to non-deductible transaction costs related to the tender offer and acquisition of Uniwheels, and due to earnings in countries with tax rates lower than the U.S. statutory rate.

The income tax provision for the twenty-six weeks ended June 26, 2016, was $10.6 million, representing an effective income tax rate of 28.0 percent. The effective tax rate for the twenty-six weeks ended June 26, 2016 were lower than the statutory rate due to earnings in countries with tax rates lower than the U.S. statutory rate.

Note 16 – Retirement Plans

We have an unfunded salary continuation plan covering certain directors, officers and other key members of management.  We purchase life insurance policies on certain participants to provide, in part, for future liabilities. Cash surrender value of these policies, totaling $7.7 million and $7.5 million at June 25, 2017 and December 31, 2016, respectively, are included in other non-current assets in the company's condensed consolidated balance sheets. Subject to certain vesting requirements, the plan provides for a benefit based on final average compensation, which becomes payable on the employee's death or upon attaining age 65, if retired.  The plan was closed to new participants effective February 3, 2011. We have measured the plan assets and obligations of our salary continuation plan for all periods presented.

For the twenty-six weeks ended June 25, 2017, payments to retirees or their beneficiaries totaled approximately $0.7 million.  We presently anticipate benefit payments in 2017 to total approximately $1.5 million.  The following table summarizes the components of net periodic pension cost for the first half of 2017 and 2016.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
(Dollars in thousands)
Service cost	$—	$—	$—	$—
Interest cost	298	304	596	608
Net amortization	67	84	134	168
Net periodic pension cost	$365	$388	$730	$776

Note 17 – Debt

A summary of long-term debt and the related weighted average interest rates is shown below (in thousands):

	June 25, 2017
Debt Instrument	Long-Term Debt	Debt Issuance Costs (1)	Long-Term Debt, Net	Weighted Average Interest Rate

Term loan facility	$388,800	$(13,465)	$375,335	4.8%
6.00% Senior Notes due 2025	279,051	(8,117)	270,934	6.0%
Other	97,080	(3,493)	93,587	2.1%
	$764,931	$(25,075)	739,856
Less: Current portion			(18,800)
Long-term debt			$721,056

(1) Unamortized portion

Senior Notes

On June 15, 2017, Superior issued €250.0 million aggregate principal amount of 6.0% Senior Notes (the "Notes") due June 15, 2025. Interest on the Notes is payable semiannually, June 15 and December 25. Superior may redeem the Notes, in whole or in part, on or after June 15, 2020 at redemption prices of 103.000% and 101.500% of the principal amount thereof if the redemption occurs during the 12-month period beginning June 15, 2020 or 2021, respectively, and a redemption price of 100% of the principal amount thereof on or after June 15, 2022, in each case plus accrued and unpaid interest to, but not including, the applicable redemption date. In addition, the Company may redeem some or all of the Notes prior to June 15, 2020 at a price equal to 100.0% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest, if any, to, but not including, the redemption date. Prior to June 15, 2020, the company may redeem up to 40% of the aggregate principal amount of the Notes using the proceeds of certain equity offerings at a certain redemption price. If we experience a change of control or sell certain assets, the company may be required to offer to purchase the Notes from the holders.

The Notes are senior unsecured obligations ranking equally in right of payment with all of its existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness. The notes will be effectively subordinated in right of payment to the existing and future secured indebtedness of the Issuer, including the Senior Secured Credit Facilities (as defined below), to the extent of the assets securing such indebtedness.

Guarantee

The Notes are unconditionally guaranteed by all material wholly-owned direct and indirect domestic restricted subsidiaries of the company, with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in adverse tax consequences.

Covenants

Subject to certain exceptions, the indenture governing the Notes contains restrictive covenants that, among other things, limit the ability of Superior and the Subsidiary Guarantors to: (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets or issue capital stock of restricted subsidiaries; (v) create liens; (vi) merge, consolidate, transfer or dispose of substantially all of their assets; and (vii) engage in certain transactions with affiliates. These covenants are subject to a number of important limitations and exceptions that are described in the indenture.
The indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal, premium, if any, and interest, when due; (ii) breach of covenants in the indenture; (iii) a failure to pay certain judgments; and (v) certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Trustee or holders of at least 30% in principal amount of the then outstanding Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. These events of default are subject to a number of important qualifications, limitations and exceptions that are described in the indenture. As of June 25, 2017, the Company was in compliance with all covenants under the indentures governing the Notes.

Senior Secured Credit Facilities

On March 22, 2017, Superior entered into a senior secured credit agreement (the "Credit Agreement") with Citibank, N.A, JP Morgan Chase N.A., Royal Bank of Canada and Deutsche Bank A.G. New York Branch (collectively, the "Lenders"). The Credit Agreement consisted of a $400.0 million senior secured term loan facility and a $160 million revolving credit facility (the "Senior Secured Credit Facilities"). Borrowings under the term loan facility will bear interest at a rate equal to, at the company’s option, either (a) LIBOR for the relevant interest period, adjusted for statutory reserve requirements, subject to a floor of 1.00% per annum, plus an applicable rate of 4.50% or (b) a base rate, subject to a floor of 2.00% per annum, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50% and (3) LIBOR for an interest period of one month plus 1.00%, in each case, plus an applicable rate of 3.50%. Borrowings under the revolving credit facility initially bear interest at a rate of equal to, at the company’s option, either (a) LIBOR for the relevant interest period, adjusted for statutory reserve requirements, subject to a floor of 1.00% per annum, plus an applicable rate of 3.50% or (b) a base rate, subject to a floor of 2.00% per annum, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month plus 1.00%, in each case, plus an applicable rate of 3.50% provided such rate may not be less than zero. The initial commitment fee for unused commitments under the revolving credit facility shall be 0.50%. After September 30, 2017, the applicable rates for borrowings under the revolving credit facility and commitment fees for unused commitments under the revolving credit facility shall be based upon the First Lien Net Leverage Ratio effective for the preceding quarter with LIBOR applicable rates between 3.50% and 3.00%, base rate applicable rates between 2.50% and 2.00% and commitment fees between .50% and .25%. Commitment fees are included in our condensed consolidated financial statements line, interest (expense) income, net. On June 25, 2017, the company repaid $11.2 million under the term loan facility resulting in a balance of $388.8 million.

As of June 25, 2017, the company had outstanding borrowings under the revolving credit facility of $27.6 million and letters of credit of $2.8 million, and had available unused commitments under the facility of $129.6. The balance outstanding under the revolving credit facility is included in the debt table under "Other obligations".

Guarantees

Our obligations under the Credit Agreement are unconditionally guaranteed by all material wholly-owned direct and indirect domestic restricted subsidiaries of the company, with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in adverse tax consequences. The guarantees of such obligations, will be secured, subject to permitted liens and other exceptions, by substantially all of our assets and the guarantors’ assets, including but not limited to: (i) a perfected pledge of all of the capital stock issued by each of the Issuer’s direct wholly-owned domestic restricted subsidiaries or any guarantor (subject to certain exceptions) and up to 65 percent of the capital stock issued by each direct wholly-owned foreign restricted subsidiary of the Issuer or any guarantor (subject to certain exceptions) and (ii) perfected security interests in and mortgages on substantially all tangible and intangible personal property and material fee-owned real property of the Company and the guarantors (subject to certain exceptions and exclusions).

Covenants

The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances or other restricted payments, pay dividends and distributions or repurchase our capital stock, prepay, redeem, or repurchase any subordinated indebtedness, enter into agreements which limit our ability to incur liens on our assets or that restrict the ability of non-Guarantor restricted subsidiaries to pay dividends or make other payments to us, and enter into certain transactions with our affiliates.

In addition, the Credit Agreement contains customary default provisions, representations and warranties and restrictive covenants. The Credit Agreement also contains a provision permitting the Lenders to accelerate the repayment of all loans outstanding under the Senior Secured Credit Facilities during an event of default. As of June 25, 2017, the company was in compliance with all covenants under the Credit Agreement.

Uniwheels Debt

In connection with the acquisition of Uniwheels, the company assumed $70.7 million of debt outstanding at the time of the acquisition. At June 25, 2017, $69.5 million of debt remained outstanding, including a term loan agreement, an equipment loan and a revolving line of credit. At June 25, 2017, $18.8 million of this debt was classified as current. The term loan and revolving credit facilities bear interest at Euribor plus 1.00 percent and the equipment loan bears interest at 1.00 percent. As part of the debt issued to finance the Acquisition, Superior deposited funds into a restricted cash account for the use in repayment of the Uniwheels’ term loan in accordance with requirements under the Senior Secured Credit Facility.

Note 18 – Commitments and Contingencies

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

In accordance with our corporate risk management policies, we may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our material foreign exchange exposures for up to approximately 42 months. For additional information on our derivatives, see Note 6, "Financial Instruments".

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. At June 25, 2017, we did not have any purchase commitments in place for the delivery of aluminum, natural gas or other raw materials in 2017.

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

Note 19 – Stock-Based Compensation

2008 Equity Incentive Plan

Our 2008 Equity Incentive Plan, as amended (the "Plan"), authorizes us to issue up to 3.5 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants.  At June 25, 2017, there were 1.7 million shares available for future grants under this Plan. No more than 600,000 shares may be used under the Plan as “full value” awards, which include restricted stock and performance stock units.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

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

Options

Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant.  Options and restricted shares granted under this Plan generally require no less than a three year ratable vesting period. Stock option activity in the first half of 2017 are summarized in the following table:

	Outstanding	Weighted Average Exercise Price	Remaining Contractual Life in Years	Aggregate Intrinsic Value

Balance at December 31, 2016	231,625	$18.88	3.1	$1,845,263
Granted	—	$—
Exercised	—	$—
Canceled	(3,000)	$19.62
Expired	—	$—
Balance at June 25, 2017	228,625	$18.87

Options vested or expected to vest at June 25, 2017	228,625	$18.87	2.6	$375,530

Exercisable at June 25, 2017	228,625	$18.87	2.6	$375,530

Restricted Stock Awards

Restricted stock awards, or “full value” awards, generally vest ratably over no less than a three year period. Shares of restricted stock granted under the Plan are considered issued and outstanding at the date of grant, have the same dividend and voting rights as other outstanding common stock, are subject to forfeiture if employment terminates prior to vesting and are expensed ratably over the vesting period. Dividends paid on the restricted shares granted under the Plan are non-forfeitable if the restricted shares do not ultimately vest. Restricted stock activity in the first half of 2017 are summarized in the following table:

	Number of Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (in Years)

Balance at December 31, 2016	144,295	$19.43	0.5
Granted	—	$—
Vested	(132,455)	$19.44
Canceled	(417)	$19.16
Balance at June 25, 2017	11,423	$19.30	0.2

Restricted Stock Units

Restricted stock unit activity in the first half of 2017 is summarized in the following table:

	Number of Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (in Years)

Balance at December 31, 2016	127,567	$22.03	1.7
Granted	80,288	$24.12
Vested	(37,660)	$23.69
Canceled	(10,571)	$22.90
Balance at June 25, 2017	159,624	$22.64	1.9

Restricted Performance Stock Units

Restricted performance stock unit activity in the first half of 2017 is summarized in the following table:

	Number of Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (in Years)

Balance at December 31, 2016	227,193	$21.72	1.6
Granted	118,157	$23.90
Vested	—	$—
Canceled	(29,921)	$22.45
Balance at June 25, 2017	315,429	$22.47	2.0

Stock-Based Compensation

Stock-based compensation expense related to our equity incentive plans in accordance with U.S. GAAP was allocated as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
(Dollars in thousands)
Cost of sales	$(138)	$282	$49	$358
Selling, general and administrative expenses	(154)	1,476	938	1,956
Stock-based compensation expense before income taxes	(292)	1,758	987	2,314
Income tax benefit	108	(515)	(364)	(648)
Total stock-based compensation expense after income taxes	$(184)	$1,243	$623	$1,666

As of June 25, 2017, a total of $5.8 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.9 years.  There were no significant capitalized stock-based compensation costs at June 25, 2017 and December 31, 2016.

Note 20 – Common Stock Repurchase Programs
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

In January of 2016, our Board of Directors approved another stock repurchase program (the “2016 Repurchase Program”), authorizing the repurchase of up to $50.0 million of common stock.  Under the 2016 Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. The timing and extent of the repurchases under the 2016 Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion. Shares repurchased under the 2016 Repurchase Program totaled 137,699 shares of company stock at a cost of $2.8 million in the first half of 2016. Shares repurchased under the 2016 Repurchase Program totaled 215,841 shares of company stock at a cost of $5.0 million in the first half of 2017. Superior does not anticipate any repurchases under the 2016 Repurchase Program in the near term.

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

Executive Overview

Overview of Superior
Our principal business is the design and manufacture of aluminum wheels for sale to the OEMs and aftermarket suppliers in Europe. We believe we are the #1 supplier of aluminum wheels to OEMs in North America and #3 in Europe following the acquisition of Uniwheels. Our major customers include Ford Motor Company ("Ford”), General Motors ("GM”), Toyota Motor Corporation (“Toyota”), Audi, Mercedes-Benz and The Volvo Group (“Volvo”), which make up more than two-thirds of our total sales. We also believe we are the #1 aftermarket supplier of aluminum wheels in Europe following the acquisition of Uniwheels. Our aluminum wheels are primarily sold to OEMs for factory installation, as either optional or standard equipment, on many vehicle models. Superior has nine manufacturing facilities in North America and Europe.

Strategic Direction

Our strategic mission is to become the global industry leader and innovator of premium wheels and finishes. In order to improve our strategic position, we have augmented our product portfolio with wheels containing higher technical content and greater differentiation. We continue to invest in new manufacturing processes targeting the more sophisticated finishes and larger diameter products which typically have more value. Currently, we are constructing a physical vapor deposition ("PVD") finishing facility that creates bright chrome-like finishes that are produced with an environmentally safe process. The addition of PVD wheel coating capability and capacity will be completed during 2017 and will be operational in 2018. We believe this direction is consistent with the trend of the market and needs of our customers. During the first quarter of 2017, we found a highly complementary acquisition opportunity in Uniwheels (UNW-PL) to further our strategic mission to become the global innovative leader in the aluminum wheel industry.

Tender Offer

We announced on March 23, 2017 that we had entered into various agreements to commence a tender offer to acquire 100% of the outstanding equity interests of Uniwheels through the Acquisition Sub. In the first step of the acquisition, on March 23, 2017, Superior obtained a commitment from the owner of approximately 61 percent of the outstanding stock of Uniwheels, UNIWHEELS Holdings (Malta) Ltd., which irrevocably agreed to tender its shares. Since the remaining ownership of Uniwheels is listed on the Warsaw Stock Exchange, the acquisition was required to be carried out in accordance with the Polish Act of 29 July 2005 on Public Offerings and the Conditions for Introducing Financial Instruments to Organized Trading and Public Companies (the “Public Offering Act”). On May 30, 2017, Superior acquired 92.3 percent of the outstanding stock of Uniwheels for approximately $703.0 million. Superior anticipates that the process of acquiring the remaining 7.7 percent of Uniwheels’ outstanding shares will take approximately eight to ten months. The aggregate equity purchase price of the acquisition (assuming the remaining 7.7 percent of Uniwheels’ stock is acquired for cash consideration of Polish Zloty 247.87 per share) (the price paid to Uniwheels’ shareholders in the Tender Offer and an exchange rate of 1.00 Dollar = 3.74193 Polish Zloty) will be approximately $778.0 million. We entered into foreign currency hedges prior to the closing of the transaction to mitigate currency risk associated with the settlement of the Tender Offer.

We entered into foreign currency hedges prior to the closing of the First Step Acquisition intended to reduce currency risk associated with the settlement of the Tender Offer. The net benefit of the Hedging Transactions to Superior reduces the total anticipated purchase price of the Acquisition to $766.2 million.

UNIWHEELS

Uniwheels is one of the leading manufacturers of OEM aluminum wheels for passenger cars and light-duty vehicles in Europe and is one of the few technological leaders in the worldwide aluminum wheel industry. Uniwheels is a leading manufacturer and supplier of wheels to OEMs in Europe, including Audi, Mercedes-Benz, Volvo, Volkswagen, BMW, Honda Motor Company, Ltd. (“Honda”), Jaguar/Land Rover, Peugeot, Porsche AG (“Porsche”) and Suzuki Motor Corporation (“Suzuki”). Uniwheels is also the market-leading manufacturer of alloy wheels for the automotive aftermarket in Europe. The aftermarket wheels include the well-known brands ATS, RIAL, ALUTEC and ANZIO. Uniwheels has four production facilities, three of which are located in Poland and one which is located in Germany. Additionally, the headquarters for Uniwheels is located in Germany.

Acquisition

The combination of Superior and Uniwheels will create what we estimate will be the world’s second largest producer of aluminum wheels for the OEM automotive market, with combined annual manufacturing capacity of approximately 23 million wheels. The highly increased scale of the combined business creates a stronger platform from which to invest in the future for growth, new technology and operational excellence to better serve our customers. A basic profile comparing Superior and Uniwheels is shown below.

Note: Uniwheels annual report sales are 464 million Euros which translates to approximately $514 million U.S. dollars.

With almost no current overlap of customers, the combined company will have a much broader customer mix and reduced customer concentration, as well as significant participation in two of the largest automotive markets in the world represented by North America and Europe, with a broader reach to serve long-standing customers participating in both geographic markets. We expect to leverage manufacturing processes, product design and engineering capabilities of both companies to accelerate achievement of operational excellence to serve the market and enhance profitability.

Customer Comparisons

The following chart shows the composition of the customer base of Superior and Uniwheels for 2016 prior to the acquisition and the anticipated customer base after the acquisition.

Listed in the table below are several key indicators we use to monitor our financial condition and operating performance.

Results of Operations
	Thirteen Weeks Ended
Selected data	June 25, 2017	Percent of Net Sales	June 26, 2016	Percent of Net Sales	Change
(Dollars in thousands, except per share amounts)
Net sales
North America	$186,898	77.7%	$182,709	100.0%	$4,189
Europe	53,730	22.3%	—	—%	53,730
Net sales	240,628	100.0%	182,709	100.0%	57,919
Cost of sales	220,601	91.7%	153,012	83.7%	67,589
Restructuring (recovery) costs	(78)	—%	157	0.1%	(235)
Gross profit	20,105	8.4%	29,540	16.2%	(9,435)
Selling, general and administrative	22,103	9.2%	10,000	5.5%	12,103
Interest (expense) income, net	(14,729)	(6.1)%	79	—%	(14,808)
Other income (expense), net	7,486	3.1%	(372)	(0.2)%	7,858
Benefit (provision) for income taxes	1,722	0.7%	(6,082)	(3.3)%	7,804
Less: Net loss attributable to non-controlling interest, net of tax	247	0.1%	—	—%	$247
Net (loss) income attributable to Superior	$(7,272)	(3.0)%	$13,165	7.2%	$(20,437)
Value added sales *	$130,381	54.2%	$101,190	55.4%	$29,191
Adjusted EBITDA *	$29,479	12.3%	$27,948	15.3%	$1,531
Diluted (loss) income per share	$(0.41)		$0.52		$(0.93)
Unit shipments in thousands	3,794		3,071		723
* Refer to the definition of the terms in the “Non-GAAP Financial Measures” section.

Net sales for the second quarter of 2017 increased in comparison to the second quarter of 2016 due to the inclusion of one month of sales of our European operations from Uniwheels. Our North American sales also increased by $4.2 million in the second quarter of 2017 due mainly to an increase in aluminum prices. The average selling price on value added sales of our wheels increased 4.3 percent, reflective of stronger product mix primarily due to an increase in average diameter of wheels sold and more complex finishes.

Consolidated cost of sales increased in the second quarter of 2017 in comparison to the second quarter of 2016 due to the inclusion of one month of our European operations. Cost of sales in our North American operations increased in the second quarter of 2017 due mainly to increased raw material costs of aluminum and higher energy costs. The increase in aluminum cost is driven by higher market prices and is mainly passed through to the customer. Higher costs for repairs and maintenance and supplies and small tools reflect our continued focus on preventive maintenance programs.

Selling, general and administrative expenses for the second quarter of 2017 increased significantly in comparison to the second quarter of 2016 due to acquisition-related costs that were expensed. The increase primarily reflects a $12.7 million increase reflective of the acquisition support costs.

Net interest expense for the second quarter of 2017 was an expense of $14.7 million and for the second quarter of 2016, net interest expense was income of less than $0.1 million. Interest expense increased in the second quarter of 2017 due to the new debt incurred for the acquisition-related activities.

Net other income (expense) was an income of $7.5 million in the second quarter of 2017 and expense of $0.4 million in the second quarter of 2016. Foreign exchange gains and (losses) included in net other income (expense) were exchange gains of $6.5 million in the second quarter of 2017 and exchange losses of $0.4 million in the second quarter of 2016.

The income tax benefit for the second quarter ended June 25, 2017 was $1.7 million on a pre-tax loss of ($9.2) million, representing an effective income tax benefit of 18.6 percent. The effective tax rate for the thirteen weeks ended June 25, 2017 was lower than the statutory rate due to non-deductible transaction costs related to the Tender Offer and acquisition of Uniwheels AG, and due to earnings in countries that are taxed below the U.S. statutory rate.

Net loss in the second quarter of 2017 was $7.3 million, or $0.41 per diluted share, compared to net income in the second quarter of 2016 of $13.2 million, or $0.52 per diluted share. The decrease in net income in the current year was due to acquisition-related expenses and operational inefficiencies.

Segment Sales and Income from Operations
	Thirteen Weeks Ended
	June 25, 2017	June 26, 2016	Change
(Dollars in thousands)
Selected data
Net sales
North America	$186,898	$182,709	$4,189
Europe	53,730	—	53,730
Total net sales	$240,628	$182,709	$57,919

(Loss) Income from Operations
North America	$(1,098)	$19,540	$(20,638)
Europe	(900)	—	(900)
Total income from operations	$(1,998)	$19,540	$(21,538)

North America
In the second quarter of 2017, net sales of our North American plants increased due mainly to aluminum prices. During the second quarter of 2017, unit sales declined reflecting the overall industry reduction in unit shipments and the timing of newer products going to market. A higher aluminum value increased revenues by approximately $11.9 million in 2017 when compared to 2016. On a product level perspective the Malibu and the F-150 experienced the largest decreases offset by newer introductions of the Equinox and the Continental.

During the second quarter of 2017, the company incurred $12.7 million of costs associated with the acquisition of Uniwheels. During the second quarter of 2017, we continued to make progress in turning around our production issues in one of our plants in Mexico that started in the third quarter of 2016. However, the gross profit percentage decreased in the second quarter of 2017 with the rising costs of aluminum.

Europe
The acquisition of Uniwheels, which represents our European operations, occurred on May 30, 2017 and, as a result, we included one month of their operations in our consolidated statements. During the month of June 2017, the European operations sales increased by 28 percent compared to the one month of June 2016. The June 2017 income from operations for the one month decreased in comparison to last year due to the amortization related to the new intangibles and other adjustments related to the acquisition.

	Twenty-six Weeks Ended
Selected data	June 25, 2017	Percent of Net Sales	June 26, 2016	Percent of Net Sales	Change
(Dollars in thousands, except per share amounts)
Net sales
North America	$361,118	87.0%	$368,774	100.0%	$(7,656)
Europe	53,730	13.0%	—	—%	53,730
Net sales	414,848	100.0%	368,774	100.0%	46,074
Cost of sales	375,409	90.5%	311,332	84.4%	64,077
Restructuring costs	130	—%	187	0.1%	(57)
Gross profit	39,309	9.5%	57,255	15.5%	(17,946)
Selling, general and administrative	37,363	9.0%	18,993	5.2%	18,370
Interest (expense) income, net	(15,025)	(3.6)%	111	—%	(15,136)
Other income (expense), net	7,138	1.7%	(105)	—%	7,243
Benefit (provision) for income taxes	1,524	0.4%	(10,640)	(2.9)%	12,164
Less: net loss attributable to non-controlling interest, net of tax	247	0.1%	—	—%	247
Net (loss) income attributable to Superior	$(4,170)	(1.0)%	$27,628	7.5%	$(31,798)
Value added sales *	$225,842	54.4%	$203,529	55.2%	$22,313
Adjusted EBITDA *	$48,602	11.7%	$56,047	15.2%	$(7,445)
Diluted (loss) income per share	$(0.28)		$1.08		$(1.36)
Unit shipments in thousands	6,637		6,251		386
* Refer to the definition of the terms in the “Non-GAAP Financial Measures” section.

Net sales for the first half of 2017 increased in comparison to the first half of 2016 due to the inclusion of one month of sales of our European operations. North American sales decreased by $7.7 million in the first half of 2017 due mainly to a decrease in volume. The average selling price on value added sales of our wheels increased 4.5 percent, reflective of higher aluminum prices.

Consolidated cost of sales for the first half of 2017 were $375.4 million, as compared to $311.3 million for the first half of 2016. The increase was mainly due to the inclusion of one month of our European operations coupled with higher raw material costs of aluminum. The increase in aluminum cost was driven by higher market prices and is mainly passed through to the customer.

Selling, general and administrative expenses for the first half of 2017 increased significantly in comparison to the first half of 2016 due to the acquisition-related costs that were expensed. The increase primarily reflects a $19.7 million increase reflective of the acquisition support costs.

Net interest expense in the first half of 2017 was an expense of $15.0 million and in the first half of 2016, net interest expense was income of $0.1 million. Interest expense increased in the first half of 2017 due to the new debt incurred for the acquisition-related activities.

Net other income was $7.1 million in the first half of 2017 and net other expense of $0.1 million in the first half of 2016. Foreign exchange gains and (losses) included in net other income (expense) were exchange gains of $6.1 million in the first half of 2017 and exchange losses of $0.4 million in the first half of 2016.

The income tax benefit for the first half of 2017 was $1.5 million on a pre-tax loss of $5.9 million, representing an effective income tax benefit of 25.6 percent. The effective tax rate for the twenty-six weeks ended June 25, 2017 was lower than the statutory rate due to non-deductible transaction costs related to the tender offer and acquisition of Uniwheels AG, and due to earnings in countries that are taxed below the U.S. statutory rate.

Net loss in the first half of 2017 was $4.2 million, or $0.28 per diluted share, compared to net income in the first half of 2016 of $27.6 million, or $1.08 per diluted share.

Segment Sales and Income from Operations

	Twenty-six Weeks Ended
	June 25, 2017	June 26, 2016	Change
(Dollars in thousands)
Selected data
Net Sales
North America	$361,118	$368,774	$(7,656)
Europe	53,730	—	53,730
Total net sales	$414,848	$368,774	$46,074

Income (loss) from Operations
North America	$2,846	$38,262	$(35,416)
Europe	(900)	—	(900)
Total income from operations	$1,946	$38,262	$(36,316)

North America
In the first half of 2017, net sales of our North America plants decreased due mainly to a unit shipment decline reflecting the overall industry reduction in unit shipments and the timing of newer products going to market. A higher aluminum value increased revenues by approximately $18.2 million in the first half of 2017 when compared to the first half of 2016. On a product level perspective the Malibu and the F-150 experienced the largest decreases offset by newer introductions of the Equinox and the Kicks.

During the first half of 2017, the company incurred $19.7 million of additional costs associated with the acquisition of Uniwheels. During the first half of 2017 we continued to make progress in turning around our production issues in one of our plants in Mexico that started in the third quarter of 2016.

Europe
The acquisition of Uniwheels, which represents our European operations, occurred on May 30, 2017 and, as a result, we included one month of their operations in our consolidated statements. During the month of June 2017, the European operations sales increased by 28 percent compared to the one month of June 2016. The June 2017 income from operations for the one month decreased in comparison to last year due to the amortization related to the new intangibles and other adjustments related to the acquisition.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity primarily include cash, cash equivalents and short-term investments and net cash provided by operating activities, our senior notes and borrowings under available debt facilities and, from time to time, other external sources of funds.  Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $327.0 million and 2.8:1, respectively, at June 25, 2017, versus $168.1 million and 3.0:1 at December 31, 2016.  As of June 25, 2017, our cash, cash equivalents, restricted cash and short-term investments totaled $122.0 million compared to $58.5 million at December 31, 2016.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, proceeds from the exercise of stock options or existing cash, cash equivalents and short-term investments, and we believe these sources will continue to meet our capital requirements in the foreseeable future.

As part of our commitment to enhancing shareholder value, we have been repurchasing our common stock. Beginning in 2013 through the end of our fiscal year 2016, we have repurchased 3,608,401 shares for a cost of $70.3 million. Thus far in 2017, we have repurchased 215,841 shares for a cost of $5.0 million. We do not anticipate additional share repurchases in the near term.

The following table presents a summary of the net increase in cash and cash equivalents in the periods presented:

(Dollars in thousands)	Twenty-six Weeks Ended
	June 25, 2017	June 26, 2016	Change
Net cash (used in) provided by operating activities	$(10,093)	$24,522	$(34,615)
Net cash used in investing activities	(720,684)	(17,491)	(703,193)
Net cash provided by (used in) financing activities	793,596	(21,432)	815,028
Effect of exchange rate changes on cash	615	(160)	775
Net increase in cash and cash equivalents	$63,434	$(14,561)	$77,995

Operating Activities

Net cash used by operating activities was $10.1 million for the twenty-six week period ended June 25, 2017, compared to net cash provided by operating activities of $24.5 million for the comparable period a year ago.  The decrease in cash flow provided by operating activities was mainly due to lower net income, which was mainly related to the acquisition-related fees, and an increase in inventory and receivable levels during the first six months of 2017.

Investing Activities

Net cash used in investing activities was $720.7 million for the first six months of 2017 compared to $17.5 million in the comparable period last year. Net cash used in investing activities was higher in 2017 due to the Uniwheels acquisition and increased capital investments.

Financing Activities

Net cash provided by financing activities was $793.6 million for the first six months of 2017 compared to net cash used in financing activities of $(21.4) million in the comparable period last year. Net cash provided by financing activities was higher in 2017 due to increased debt to finance the Uniwheels acquisition.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
(Dollars in thousands)
Net Sales	$240,628	$182,709	$414,848	$368,774
Less, aluminum value and outside service provider costs	(110,247)	(81,519)	(189,006)	(165,245)
Value added sales	$130,381	$101,190	$225,842	$203,529

Adjusted EBITDA is a key measure that is not calculated according to U.S. GAAP. Adjusted EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, amortization, acquisition costs, restructuring and other closure costs and impairments of long-lived assets and investments. We use Adjusted EBITDA as an important indicator of the operating performance of our business. We use Adjusted EBITDA in our internal financial forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors and evaluating short-term and long-term operating trends in our operations. We believe the Adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures used to manage our business, to evaluate our performance compared to prior periods and the marketplace and to establish operational goals. We believe that these non-GAAP financial measures are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with U.S. GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies.

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

The following table reconciles our net income, the most directly comparable GAAP financial measure, to our Adjusted EBITDA:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
(Dollars in thousands)
Net (loss) income	$(7,272)	$13,165	$(4,170)	$27,628
Interest expense (income), net	14,729	(79)	15,025	(111)
Income tax provision	(1,722)	6,082	(1,524)	10,640
Depreciation	11,100	8,637	19,470	17,281
Acquisition support costs	12,722	—	19,684	—
Closure costs (excluding accelerated depreciation)	(78)	143	117	609
Adjusted EBITDA	$29,479	$27,948	$48,602	$56,047
Adjusted EBITDA as a percentage of net sales	12.3%	15.3%	11.7%	15.2%
Adjusted EBITDA as a percentage of value added sales	22.6%	27.6%	21.5%	27.5%

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

We have operations in Mexico with sale and purchase transactions denominated in both pesos and dollars. The peso is the functional currency of certain of our operations in Mexico.  The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican peso, the value of which increased 12.6 percent in relation to the U.S. dollar in the first half of 2017.  Foreign currency translation gains totaled $8.1 million in the first half of 2017 and foreign currency translation losses totaled $0.2 million during the first half of 2016.  All translation gains and losses are included in other income (expense) in the condensed consolidated statements of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at June 25, 2017 of $92.5 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income.

We also have operations in Europe with sale and purchase transactions denominated in Euros and Zloty. The Euro is the functional currency of certain of our operations in Europe.  The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Euro, the value of which increased 0.4 percent in relation to the U.S. dollar in June 2017.  Foreign currency translation gains totaled $4.9 million in the first half of 2017.  All transaction gains and losses are included in other income (expense) in the condensed consolidated statements of operations.

As it relates to foreign currency translation gains and losses, the Euro has experienced periods of relative stability in value. The impact of these changes in value relative to our European operations resulted in a cumulative unrealized translation gain at June 25, 2017 of $10.7 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency.  A significant portion of our business operations are conducted in Mexico and Europe. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions.

In accordance with our corporate risk management policies, we may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our material foreign exchange exposures in Mexico, for up to approximately 42 months. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. We do not use derivative contracts for trading, market-making, or speculative purposes. For additional information on our derivatives, see Note 5, "Derivative Financial Instruments" in Notes to Condensed Consolidated Financial Statements in Item 1.

At June 25, 2017, the fair value liability of foreign currency exchange derivatives for the peso was $4.1 million. The potential loss in fair value for such financial instruments from a 10 percent adverse change in quoted foreign currency exchange rates would be $18.0 million at June 25, 2017.

During the first half of 2017, the Mexican peso to U.S. dollar exchange rate averaged 19.58 pesos to $1.00. Based on the balance sheet at June 25, 2017 the value of net assets for our operations in Mexico was 2,434 million pesos. Accordingly, a 10 percent change in the relationship between the peso and the U.S. dollar may result in a translation impact of between $11.3 million and $13.8 million, which would be recognized in other comprehensive income.

Since May 30, 2017, the Euro to U.S. dollar exchange rate averaged 0.8918 Euros to $1.00. Based on the balance sheet at June 25, 2017 the value of net assets for our operations in Europe was 53.6 million Euros. Accordingly, a 10 percent change in the relationship between the Euro and the U.S. dollar may result in a translation impact of approximately $6.0 million, which would be recognized in other comprehensive income.

Our business requires us to settle transactions between currencies in both directions - i.e., peso, Euro and Zloty to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” For the first half of 2017, we had a $13.0 million net foreign exchange transaction gain related to the peso, Euro and Zloty. Based on the current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances. While changes in the terms of the contracts with our customers will be creating an imbalance between currencies that we are hedging with foreign currency forward contracts, there can be no assurances that our hedging program will effectively offset the impact of the imbalance between currencies or that the net transaction balance will not change significantly in the future.

Commodity Purchase Commitments.  When market conditions warrant, we enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. However, we do not enter into derivatives or other financial instrument transactions for speculative purposes. At June 25, 2017, we had no purchase commitments in place for the delivery of aluminum, natural gas or other raw materials in 2017.

Also see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in Part II of our 2016 Annual Report on Form 10-K and Item 2 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We acquired Uniwheels on May 30, 2017. Management is in the process of evaluating the internal controls in place at Uniwheels. Uniwheels constituted 19.5 percent of our total assets as of June 25, 2017, including the goodwill and intangible assets recorded as part of the purchase accounting. Uniwheels constituted 22.3 percent and 13.4 percent of our net sales for the three and six months ended June 25, 2017, respectively. SEC guidance allows companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Accordingly, we have excluded Uniwheels from our evaluation as of June 25, 2017

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 25, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

With the exception of the Uniwheels acquisition, there has been no change in our internal control over financial reporting during the fiscal quarter ended June 25, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 25, 2017.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Item 1A.  Risk Factors

On May 30, 2017, Superior acquired 92.3 percent of the outstanding stock of Uniwheels, resulting in Uniwheels becoming a wholly-owned subsidiary of Superior.  In addition, on June 15, 2017, Superior issued the Notes.  As a result of the Acquisition and the related financing actions, the Company is restating its risk factors.  The following risk factors supersede the risk factors disclosed in Part I - Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 25, 2016.

Risks Relating to Our Company

The automotive industry is cyclical and volatility in the automotive industry could adversely affect our financial performance.

The majority of our sales are made in European and domestic U.S. markets. Therefore, our financial performance depends largely on conditions in the European and U.S. automotive industry, which in turn can be affected significantly by broad economic and financial market conditions. Consumer demand for automobiles is subject to considerable volatility as a result of consumer confidence in general economic conditions, levels of employment, prevailing wages, fuel prices and the availability and cost of consumer credit. With steady improvement in the North American and European automotive industries since the global recession that began in 2008, vehicle production levels in 2016 reached the highest level in the last decade. However, there can be no guarantee that the improvements in recent years will be sustained or that reductions from current production levels will not occur in future periods. Demand for aluminum wheels can be further affected by other factors, including pricing and performance comparisons to competitive materials such as steel. Finally, the demand for our products is influenced by shifts of market share between vehicle manufacturers and the specific market penetration of individual vehicle platforms being sold by our customers.

A limited number of customers represent a large percentage of our sales. The loss of a significant customer or decrease in demand could adversely affect our operating results.

Ford, GM and Toyota, together, represented just less than half of our total consolidated combined sales in 2016. Our OEM customers are not required to purchase any minimum amount of products from us. Increasingly global procurement practices, the pace of new vehicle introduction and demand for price reductions may make it more difficult to maintain long-term supply arrangements with our customers, and there are no guarantees that we will be able to negotiate supply arrangements with our customers on terms acceptable to us in the future. The contracts we have entered into with most of our customers provide that we will manufacture wheels for a particular vehicle model, rather than manufacture a specific quantity of products. Such contracts range from one year to the life of the model (usually three to five years), typically are non-exclusive and do not require the purchase by the customer of any minimum number of wheels from us. Therefore, a significant decrease in consumer demand for certain key models or group of related models sold by any of our major customers, or a decision by a manufacturer not to purchase from us, or to discontinue purchasing from us, for a particular model or group of models, could adversely affect our results of operations and financial condition.

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

Production of certain car models may be relocated from Europe in part or in full which may reduce or stop entirely production of certain car models in Europe.

One of the company’s competitive strengths is Uniwheels’ proximity to assembly lines of its main OEM customers, which are premium and value car manufacturers. A significant portion of the company’s revenue is derived from customers located in Europe. Since the premium cars' sales dynamics are particularly cost-effective in developing regions, car manufacturers focus their efforts on those markets. It may be assumed that car manufacturers develop production of certain car models closer to the end customers to shorten the delivery time and decrease transportation costs. As a consequence, the car manufacturers may reduce or entirely halt production of certain car models in Europe. In such event, the wheels for these car models may become too expensive and the delivery time may take too long, and as a result, we may be unable to successfully compete with local wheel producers. If we lose some of our orders from Uniwheels’ OEM customers due to production relocation to other continents, we may be unable to compensate for any significant decline in sales by attracting new customers or increasing sales to the existing customers. This could also have a material adverse effect on the company’s assets, financial condition, results of operations or prospects.

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

We manufacture a substantial portion of our products in Mexico, Germany and Poland, have a minor investment in a wheel manufacturing company in India and we sell our products internationally. Accordingly, unfavorable changes in foreign cost structures, trade protection laws, regulations and policies affecting trade and investments and social, political, labor or economic conditions in a specific country or region, among other factors, could have a negative effect on our business and results of operations. Legal and regulatory requirements differ among jurisdictions worldwide. Violations of these laws and regulations could result in fines, criminal sanctions, prohibitions on the conduct of our business and damage to our reputation. Although we have policies, controls and procedures designed to ensure compliance with these laws, our employees, contractors, or agents may violate our policies.

Changes in U.S. and EU social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the countries where we currently develop and sell products could adversely affect our business. A significant portion of our business activities are conducted in Mexico. New leadership in the U.S. federal government is not supportive of certain existing international trade agreements, including the North American Free Trade Agreement (“NAFTA”). If the U.S. withdraws from or materially modifies NAFTA or certain other international trade agreements, our business, financial condition and results of operations could be adversely affected. Proposals to institute a border adjustment of 20% for imports could have a negative impact on our operations.

Fluctuations in foreign currencies may adversely impact our financial condition.

Due to the growth of our operations outside of the U.S., we have experienced increased exposure to foreign currency gains and losses in the ordinary course of our business. As a result, fluctuations in the exchange rate between the U.S. dollar, the Mexican peso, the Euro, the Polish Zloty and any currencies of other countries in which we conduct our business may have a material impact on our financial condition, as cash flows generated in foreign currencies may be used, in part, to service our U.S. dollar-denominated liabilities, or vice versa.

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

Our business requires us to settle transactions between currencies in both directions - i.e., peso to U.S. dollar, Euro to U.S. Dollar, Euro to Zloty and vice versa for all transactions. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” Based on the current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances. While changes in the terms of the contracts with our customers will be creating an imbalance between currencies that we are hedging with foreign currency forward contracts, there can be no assurances that our hedging program will effectively offset the impact of the imbalance between currencies or that the net transaction balance will not change significantly in the future.

To manage this risk, we may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have a program to hedge a portion of our material foreign exchange exposures, typically for up to 42 months. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. There is no guarantee that our hedge program will effectively mitigate our exposures to foreign exchange changes which could have material adverse effects on our cash flows and results of operations.

Our substantial indebtedness could adversely affect our financial condition

We have a significant amount of new indebtedness. As of June 25, 2017, our total debt was $739.9 million, which excludes amortization of deferred financing of $25.1 million, and we would have availability of $129.6 million under the Senior Secured Credit Facilities. The interest expense on the significant amount of new indebtedness will be significantly higher than historical interest expense and could adversely affect our financial condition.

Subject to the limits contained in the Credit Agreement governing the Senior Secured Credit Facilities and the indenture governing the Notes (the “Indenture”) and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify.

In addition, the Indenture and the Credit Agreement governing the Senior Secured Credit Facilities contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

We may not be able to generate sufficient cash to service all of our indebtedness, including the Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business, economic and other factors beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on the Notes and our other indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness, including the Notes. Our ability to restructure or refinance our debt will depend on the condition of the capital and credit markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations and limit our financial flexibility. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. The Credit Agreement governing the Senior Secured Credit Facilities and the Indenture will restrict our ability to conduct asset sales and/or use the proceeds from asset sales. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. For more information on the Indenture, see our Form 8-K filed with the SEC on June 20, 2017. If we cannot meet our debt service obligations, the holders of our debt may accelerate our debt and, to the extent such debt is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our debt.

The terms of the Credit Agreement governing the Senior Secured Credit Facilities and the Indenture will, and the documents governing other debt that we may incur in the future may, restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Indenture and the Credit Agreement governing the Senior Secured Credit Facilities, and the documents governing other debt that we may incur in the future may, contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	create or incur liens;

•	engage in mergers or consolidations or sell all or substantially all of our assets;

•	sell, transfer or otherwise dispose of assets;

•	make investments, acquisitions, loans or advances or other restricted payments;

•	pay dividends or distributions, repurchase our capital stock or make certain other restricted payments;

•	prepay, redeem, or repurchase any subordinated indebtedness;

•	designate our subsidiaries as unrestricted subsidiaries;

•	enter into agreements which limit the ability of our non-Guarantor subsidiaries to pay dividends or make other payments to us; and

•	enter into certain transactions with our affiliates.

You should refer to our Form 8-K filed with the SEC on June 20, 2017 and the Indenture filed as Exhibit 4.1 thereto for further information about these covenants.

In addition, the restrictive covenants in the Credit Agreement governing the Senior Secured Credit Facilities require us to maintain specified financial ratios and satisfy other financial condition tests to the extent subject to certain financial covenant conditions. Our ability to meet those financial ratios and tests can be affected by events beyond our control. We may not meet those ratios and tests.

A breach of the covenants or restrictions under the Indenture governing the Notes or under the Credit Agreement governing the Senior Secured Credit Facilities could result in an event of default under the applicable indebtedness. Such a default may allow the creditors under such facility to accelerate the related debt, which may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Credit Agreement governing our Senior Secured Credit Facilities would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under the Senior Secured Credit Facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the Senior Secured Credit Facilities. In the event our lenders or holders of the Notes accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•
unable to compete effectively or to take advantage of new business opportunities. These restrictions, along with restrictions that may be contained in agreements evidencing or governing other future indebtedness, may affect our ability to grow or pursue other important initiatives in accordance with our growth.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Senior Secured Credit Facilities will be at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness could increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. As of June 25, 2017, approximately $416.4 million of our debt would have been variable rate debt. Our anticipated variable rate debt annual interest expense on $416.4 million at the current rate of 4.85 percent would be $20.2 million. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Changes in market interest rates could affect our financial position and financial performance.

Changes in market interest rates have an impact on future interest payments on floating rate liabilities and could therefore affect the financial position and financial performance of the company. The interest risk at Uniwheels arises primarily from its long-term debt arrangements. Currently, the interest on mid-term borrowings is fixed for a period for three months. The related floating rate loans have been hedged by means of derivatives.

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

There is a risk of discontinuation of anti-dumping duty from China which may increase the competitive pressure from Chinese producers primarily in the aftermarket.

In 2010, the European Commission imposed provisional anti-dumping duties of 22.3 percent on imports of aluminum road wheels from China after a complaint of unfair competition from European manufacturers. The European Commission argued that the EU manufacturers had suffered a significant decrease in production and sales, and a loss of market share, as well as price depression due to cheaper imports from China. On January 23, 2017, the European Commission decided to maintain the anti-dumping duties (Commission Implementing Regulation (EU) 2017/109) for another five year period. The anti-dumping duties protect the EU producers until January 24, 2022. After this date, the competitive pressures from Chinese producers, which have cost advantages, primarily in the aftermarket, may adversely affect the company’s assets, financial condition and results of operations or prospects.

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

Our business involves extensive product development activities leading to the creation of new products. In the case of new products, there is a risk that wheels under development may not be ready by the start of production ("SOP") and/or may fail to meet the customer’s specifications. In any such case, warranty or compensation claims might be raised, or litigation might be commenced, against the company. Moreover, the company could lose its reputation of an entrepreneur actively developing new and innovative solutions, which in turn could affect the volume of orders, particularly orders for new designs.

Moreover, there are risks related to civil liability under supply contracts (civil liability clauses in contracts with customers, contractual risks related to civil liability for causing delay in production launch, etc.). If we fail to ensure production launch as and when required by the customer, thus jeopardizing production processes at the customer’s facilities, this could lead to increased costs, giving rise to recourse claims against, or causing loss of orders by the company. This could also have an adverse effect on our assets, financial condition, results of operations or prospects.

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

Furthermore, in order to remain competitive and retain Uniwheels employees, the company may be forced to increase its labor costs at a faster pace than it used to do in the past. Labor costs represent a considerable part of the cost of Uniwheels’ products. Though the workforce is cheaper in Poland than in old EU member states, where Uniwheels has its core production capacities, the difference should decrease over time as the Polish economy is catching up with the average of the EU.

If the company fails to attract an adequate number of qualified employees and to retain such employees at salaries prevailing in the industry and increase labor efficiency and effectiveness (particularly with respect to Uniwheels’ manufacturing and production in Poland and Germany), this may have a material adverse effect on the company’s assets, financial condition, results of operations or prospects.

We must meet retirement benefit obligations of Uniwheels, which could have an adverse effect on our liquidity.

Uniwheels has retirement benefit obligations resulting from mandatory provisions of law from collective bargaining agreements and from individual pension promises. Provisions for retirement benefits are calculated with reference to specific actuarial assumptions, including discount factors, life expectancy and the expected salary-to-pension adjustment. Should the actual results of such calculations differ from the assumptions, especially as regards discount rates, the amount of the effective obligation may increase, reducing our profit. This could have an adverse effect on our assets, financial condition, results of operations or prospects.

We may be unable to maintain effective internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Many of our key controls rely on maintaining personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. GAAP in order to operate effectively. Material weaknesses or deficiencies may cause our financial statements to contain material misstatements, unintentional errors or omissions and late filings with regulatory agencies may occur.

Our share repurchase program may limit our flexibility to pursue other initiatives.

Although our existing cash and funds available under our Senior Secured Credit Facilities are currently adequate to fund our approved common stock repurchase plan, dedication of our financial resources to the repurchase of outstanding shares will reduce our liquidity and working capital, which in turn may limit our flexibility to pursue other initiatives to grow our business or to return capital to our shareholders through other means. After making such expenditures, a significant change in our business or the economy, or an unexpected decrease in our cash flow for any reason could result in the need for additional outside financing.

A disruption in our information technology systems, including a disruption related to cybersecurity, could adversely affect our financial performance.

A cyber-attack that bypasses our information technology ("IT") security systems causing an IT security breach may lead to a material disruption of our IT business systems and/or the loss of business information resulting in adverse consequences to our business, including: an adverse impact on our operations due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property, operational or business delays resulting from the disruption of IT systems and subsequent clean-up and mitigation activities, an inability to timely prepare and file our financial reports with the SEC and negative publicity resulting in reputation or brand damage with our customers, partners or industry peers.

Competitors could copy our products or technologies and we could violate protected intellectual property rights or trade secrets of its competitors or other third parties.

We register business-related intellectual property rights, such as industrial designs and trademarks, hold licenses and other agreements covering the use of intellectual property rights, and have taken steps to ensure that its trade secrets and technological know-how remain confidential. Nevertheless, there is a risk that third parties would attempt to copy, in full or in part, our products, technologies or industrial designs, or to obtain unauthorized access and use its company secrets, technological know-how or other protected intellectual property rights. Also, competitors could successfully develop technologies, products or industrial designs similar to, and thus potentially compete with, us.

Further, there can be no assurance that we will not unknowingly infringe intellectual property rights of our competitors, such as patents and industrial designs, especially due to the fact that the interpretations of what constitutes protected intellectual property may differ. Similarly, there is a risk that we will illegitimately use intellectual property developed by our employees, which is subject in each case to relevant regulations governing employee-created innovations. If a dispute concerning intellectual property rights arises, in which the relevant court issues an opinion on the disputed intellectual property rights contrary to us, identifying a breach of intellectual property rights, we may be required to pay substantial damages or to stop the use of such intellectual property. In addition, we are exposed to the risk of injunctions being imposed to prevent further infringement, leading to a decrease in the number of orders.

All these events could have a material adverse effect on our assets, financial condition, results of operations or prospects.

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

Our consolidated financial statements are subject to the application of U.S. GAAP, which are periodically revised and/or expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB. Recently, accounting standard setters issued new guidance which further interprets or seeks to revise accounting pronouncements related to revenue recognition and lease accounting as well as to issue new standards expanding disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual and quarterly reports on Form 10-K and Form 10-Q. An assessment of proposed standards is not provided, as such proposals are subject to change through the exposure process and, therefore, their effects on our consolidated financial statements cannot be meaningfully assessed. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our reported results of operations and financial position.

Unanticipated changes in our effective tax rate, the adoption of new tax legislation or exposure to additional income tax liabilities could adversely affect our profitability.

We are subject to income taxes in the U.S., Mexico, Germany, Poland and other international jurisdictions. Our income tax provision and cash tax liability in the future could be adversely affected by changes in the distribution of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. We are also subject to ongoing tax audits. These audits can involve complex issues, which may require an extended period of time to resolve and can be highly judgmental. Tax authorities may disagree with certain tax reporting positions taken by us and, as a result, assess additional taxes against us. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision.

We may be exposed to tax risks regarding the elimination of tax loss carry-forwards in connection with changes of Uniwheels’ shareholder structure.

As of June 25, 2017, Uniwheels, as head of the German tax group (Organschaft), had substantial tax loss carry-forwards.

As a matter of principle, if more than 50% of the shares or voting rights in Uniwheels are directly or indirectly transferred to one purchaser (or a group of related purchasers or purchasers with aligned interests) or a similar transfer occurs within a five year period, all existing tax loss carry-forwards and current year’s tax losses are canceled and may not be used anymore to offset taxable income. There are exceptions from these tax loss cancellation rules for certain intragroup share transfers, if and to the extent the entity’s transferred business assets contain built-in gains subject to taxation in Germany, as well as if and to the extent continuation bound loss carry-forwards apply. These tax cancellation rules may be subject to changes with retrospective effect and/or future changes, in particular, as a consequence of a recent decision by the German Federal Constitutional Court (Bundesverfassungsgericht - BverfG).

Since the 50% threshold is met by the Acquisition, the tax loss carry-forwards may be utilized in the future only in the amount of the value of the relevant built-in gains. In case of entering into a DPLTA between Acquisition Sub and Uniwheels, a new German tax group (Organschaft) will be established which cannot use the tax loss carry-forwards of the existing Uniwheels tax group. In case of an upstream merger of Uniwheels into Acquisition Sub, we will lose all tax loss carry-forwards in any event. This might have a material adverse effect on our assets, financial condition, results of operation or prospects.

We may fail to comply with conditions of the state tax incentive programs in Poland.

We have three production plants in a special economic zone, Tanobrzeska Specjalna Strefa Ekonomiczna Euro-Park Wislosan in Stalowa Wola, Poland. Uniwheels was granted seven permits to operate in such special economic zone, which allows us to benefit from Polish state tax incentives. The permits require certain conditions to be met, which include increasing the number of employees, keeping the number of employees at such level and incurring respective capital expenditures. In addition, particular permits indicate deadlines for completion of respective stages of investments. For three of the seven permits, conditions have already been fulfilled. As of June 25, 2017, Uniwheels recognized substantial deferred tax assets based on expected taxable results over a four-year planning horizon. The tax subsidies are limited to 2017 (for three permits) and 2026 (for four permits). If we do not fulfill the conditions required by the permits, the permits might be withdrawn and we would no longer benefit from state tax incentives, which may impact our assets, financial condition, results of operations or prospects in a material way. Furthermore, under current Polish regulations, special economic zones are scheduled to cease to exist in 2026.

We are currently unable to fully deduct interest charges on Uniwheels’ indebtedness.

The interest deduction barrier (Zinsschranke) limits the tax deductibility of interest expenses for a German business. If no exception to the interest deduction barrier applies, the net interest expense (interest expense less interest income) is deductible up to 30% of the taxable EBITDA (verrechenbares EBITDA) taxable in Germany in a given financial year. For these purposes, all businesses of a German tax group (Organschaft) are treated as one single business. Non-deductible interest expenses can be carried forward. Interest carry-forwards are subject to the same tax cancellation rules as tax loss carry-forwards (please see “We may be exposed to tax risks regarding the elimination of tax loss carry-forwards in connection with changes of Uniwheels’ shareholder structure”). Whenever interest expenses are not deductible or if an interest carry-forward is lost, the tax burden in future assessment periods could rise, which might have alone, or in combination, a material adverse effect on our assets, financial condition, results of operation or prospects.

We may be exposed to risks related to existing and future profit and loss transfer agreements executed with German subsidiaries of Uniwheels.

Uniwheels has concluded profit and loss transfer agreements with each of its German group entities. Accordingly, these subsidiaries are required to transfer all “profits” of the year to Uniwheels, and Uniwheels is required to compensate their losses to the extent such losses are not balanced by a permitted release of retained earnings. Uniwheels has compensated considerable losses generated by its German subsidiaries in the past and expects to continue to do so in the future. Future compensation of losses generated by its subsidiaries could have a material adverse effect on our assets, financial condition and results of operation.

Furthermore, profit and loss transfer agreements are one of the pre-requisites of the taxation of Uniwheels and its German subsidiaries as a German tax group. For tax purposes, a profit and loss transfer agreement must have a contract term for a minimum of five years. In addition, such agreement must be fully executed. If a profit and loss transfer agreement or its actual execution does not meet the prerequisites for the taxation as a German tax group, Uniwheels and each subsidiary are taxed on their own income (and under certain circumstances even with retrospective effect). Additionally, 5% of dividends from the subsidiary to Uniwheels would be regarded as non-deductible expenses at the Uniwheels level. Furthermore, the compensation of a loss of a subsidiary would be regarded as contribution by Uniwheels into the subsidiary and thus, would not directly reduce Uniwheels’ profits. As a consequence, if the profit and loss transfer agreements do not meet the prerequisites of a German tax group, this could have a material adverse effect on our assets, financial condition, results of operations or prospects.

We may not have the ability to use cash to settle the principal amount of the Notes upon redemption or to repurchase the Notes upon a fundamental change, which could adversely affect our financial condition.

The Notes are redeemable any time on or after June 15, 2020 at a redemption price set forth in the Indenture. In addition, the company may redeem some or all of the Notes prior to June 15, 2020 at a price equal to 100.0% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest, if any, to, but not including, the redemption date. Prior to June 15, 2020, the company may redeem up to 40% of the aggregate principal amount of the Notes using the proceeds of certain equity offerings at the redemption price set forth in the Indenture. If the company experiences a change of control or sells certain assets, the company may be required to offer to purchase the Notes from holders. If we do not have adequate cash available or cannot obtain additional financing, or our use of cash is restricted by applicable law, regulations or agreements governing our current or future indebtedness, we may not be able to repurchase the Notes when required under the Indenture, which would constitute an event of default under the Indenture. An event of default under the Indenture could also lead to a default under other agreements governing our current and future indebtedness, and if the repayment of such other indebtedness were accelerated, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversion of the Notes.

The terms of the Notes could delay or prevent an attempt to take over our company.

The terms of the Notes require us to repurchase the Notes in the event of a fundamental change. A takeover of our company would constitute a fundamental change. This could have the effect of delaying or preventing a takeover of our company that may otherwise be beneficial to our stockholders.

Risks related to the acquisition

Failure to successfully integrate the Uniwheels business, and the additional indebtedness incurred to finance the Acquisition, could adversely impact our stock price and future business and results of operations.

The integration of the Uniwheels business into our operations will be a complex and time-consuming process that may not be successful. The company has a limited history of integrating a significant acquisition into its business and the process of integration may produce unforeseen operating difficulties and expenditures for management. The primary areas of focus for successfully combining the business of Uniwheels with our operations may include, among others: retaining and integrating management and other key employees; realizing overall improvement in the design, engineering, start-up and production of wheel programs; aligning customer interface across the combined business; integrating information, communications and other systems; and managing the growth of the combined company.

Even if we successfully integrate the business of Uniwheels into our operations, there can be no assurance that we will realize the anticipated benefits. We are seeking to acquire Uniwheels with the expectation that the Acquisition will result in various benefits for the combined company including, among others, business growth opportunities and both operational and administrative synergies. Increased competition and/or deterioration in business conditions may limit our ability to expand this business. As such, we may not be able to realize the synergies, goodwill, business opportunities and growth prospects anticipated in connection with the Acquisition.

We are expected to incur substantial expenses related to the integration of Uniwheels.

There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, billing, payroll, manufacturing, marketing and employee benefits. While we expect to incur integration and restructuring costs and other costs incurred to execute the transaction following completion of the Acquisition that currently are estimated to range between $[6.0] million and $[8.0] million, many of the expenses that will be incurred, especially with respect to manufacturing operations are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from elimination of duplicative expenses and the realization of economies of scale and cost savings. Although we expect that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, Acquisition-related and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term, or at all.

The Acquisition could have an adverse effect on our business, financial condition, results of operations or business prospects.

The Acquisition could disrupt our businesses in the following ways, among others:

•
the attention of management may be directed towards the completion of the Acquisition and other transaction-related considerations and may be diverted from the day-to-day business operations of Superior and/or Uniwheels, as applicable, and matters related to the Acquisition may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us, as applicable;

•	our employees may experience uncertainty regarding their future roles in the combined company, which might adversely affect our ability to retain, recruit and motivate key personnel; and

•
customers, suppliers and other third parties with business relationships with Superior and/or Uniwheels may decide not to renew or may decide to seek to terminate, change and/or renegotiate their relationships with Superior and/or Uniwheels as a result of the Acquisition, whether pursuant to the terms of their existing agreements with Superior and/or Uniwheels or otherwise.

Any of these matters could adversely affect our business, harm our financial condition, results of operations or business prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 6.  Exhibits

3.1
Certificate of Designations, Preferences and Rights of Series A Perpetual Convertible Preferred Stock and Series B Perpetual Preferred Stock of Superior Industries International, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed on May 26, 2017).

4.1
Indenture, dated as of June 15, 2017, among Superior Industries International, Inc., the subsidiaries of Superior identified therein, The Bank of New York Mellon SA/NV, Luxembourg Branch, as registrar and transfer agent and The Bank of New York Mellon acting through its London Branch, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on June 20, 2017).

10.1	Offer Letter of Employment, dated April 18, 2017, between Superior Industries International Inc. and Nadeem Moiz (filed herewith). *
10.2
Investor Rights Agreement, dated as of May 22, 2017, by and between Superior Industries International, Inc. and TPG Growth III Sidewall, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 26, 2017).

10.3
First Amendment to Credit Agreement, dated May 23, 2017, among Superior Industries International, Inc., the Subsidiaries of Superior identified therein, Citibank, N.A. as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 20, 2017).

10.4
Second Amendment to Credit Agreement, dated May 31, 2017, among Superior Industries International, Inc., the Subsidiaries of Superior identified therein, Citibank, N.A. as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on June 20, 2017).

10.5
Third Amendment to Credit Agreement, dated June 15, 2017, among Superior Industries International, Inc., the Subsidiaries of Superior identified therein, Citibank, N.A. as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on June 20, 2017).

10.6
Separation Agreement, dated June 30, 2017, between Superior Industries International, Inc. and Kerry Shiba (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 30, 2017). *

31.1
Certification of Donald J. Stebbins, Chief Executive Officer and President, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certification of Nadeem Moiz, Executive Vice President and Chief Financial Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certification of Donald J. Stebbins, Chief Executive Officer and President, and Nadeem Moiz, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T).

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)

Date:	August 4, 2017	/s/ Donald J. Stebbins
Donald J. Stebbins Chief Executive Officer and President

Date:	August 4, 2017	/s/ Nadeem Moiz
Nadeem Moiz Executive Vice President and Chief Financial Officer