Form 10-Q
period 2017-10-01
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2017-11-13
CIK 95552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock outstanding as of November 9, 2017: 24,907,458

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Superior Industries International, Inc.

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
NET SALES	$331,404	$175,580	$746,252	$544,354
Cost of sales:
Cost of sales	307,511	164,537	682,920	475,869
Restructuring costs (Note 4)	—	62	130	249

	307,511	164,599	683,050	476,118

GROSS PROFIT	23,893	10,981	63,202	68,236
Selling, general and administrative expenses	18,135	5,731	55,498	24,724

INCOME FROM OPERATIONS	5,758	5,250	7,704	43,512
Interest (expense) income, net	(13,422)	41	(28,447)	152
Other income (expense), net	3,082	(381)	10,220	(486)
Change in fair value of redeemable preferred stock embedded derivative liability	4,081	—	4,081	—

CONSOLIDATED (LOSS) INCOME BEFORE INCOME TAXES	(501)	4,910	(6,442)	43,178
Income tax benefit (provision)	3,355	1,064	4,880	(9,576)

CONSOLIDATED NET INCOME (LOSS)	2,854	5,974	(1,562)	33,602
Less: Net (income) loss attributable to non-controlling interest	(239)	—	8	—

NET INCOME (LOSS) ATTRIBUTABLE TO SUPERIOR	$2,615	$5,974	$(1,554)	$33,602

(LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO SUPERIOR- BASIC	$(0.22)	$0.24	$(0.50)	$1.32

(LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO SUPERIOR- DILUTED	$(0.22)	$0.23	$(0.50)	$1.31

DIVIDENDS DECLARED PER SHARE	$0.09	$0.18	$0.36	$0.54

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
Net income (loss) attributable to Superior	$2,615	$5,974	$(1,554)	$33,602

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net of tax	8,149	(4,211)	31,494	(12,877)

Change in unrecognized (losses) gains on derivative instruments:
Change in fair value of derivatives	(2,189)	(2,545)	25,773	(7,961)
Tax provision	—	—	(335)	(266)

Change in unrecognized (losses) gains on derivative instruments, net of tax	(2,189)	(2,545)	25,438	(8,227)

Defined benefit pension plan:
Actuarial gains on pension obligation, net of curtailments and amortization	88	84	273	252
Tax provision	(25)	(31)	(74)	(93)

Pension changes, net of tax	63	53	199	159

Other comprehensive income (loss), net of tax	6,023	(6,703)	57,131	(20,945)

Comprehensive income (loss) attributable to Superior	$8,638	$(729)	$55,577	$12,657

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

	October 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$30,424	$57,786
Short-term investments	750	750
Accounts receivable, net	174,294	99,331
Inventories	178,097	82,837
Income taxes receivable	7,304	3,682
Other current assets	19,965	9,695

Total current assets	410,834	254,081
Property, plant and equipment, net	518,258	227,403
Investment in unconsolidated affiliate	—	2,000
Deferred income tax assets, net	60,350	28,838
Goodwill	321,671	—
Intangibles	213,524	—
Other non-current assets	38,718	30,434

Total assets	$1,563,355	$542,756

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,941	$37,856
Short term debt	5,800	—
Accrued expenses	67,861	46,315
Income taxes payable	1,724	1,793

Total current liabilities	174,326	85,964
Long-term debt (less current portion)	675,104	—
Embedded derivative liability	6,768	—
Non-current income tax liabilities	5,719	5,301
Deferred income tax liabilities, net	34,799	3,628
Other non-current liabilities	41,961	49,637
Mezzanine equity:
Preferred stock, $.01 par value
Authorized – 1,000,000 shares; issued and outstanding - 150,000 shares (no shares at December 25, 2016)	140,641	—
Shareholders’ equity:
Common stock, $.01 par value
Authorized - 100,000,000 shares; Issued and outstanding - 24,903,622 shares (25,143,950 shares at December 25, 2016)	88,705	89,916
Accumulated other comprehensive loss	(67,794)	(124,925)
Retained earnings	407,265	433,235

Superior shareholders’ equity	428,176	398,226
Noncontrolling interests	55,861	—

Total shareholders’ equity	484,037	398,226

Total liabilities, mezzanine and shareholders’ equity	$1,563,355	$542,756

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	October 1, 2017	September 25, 2016
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$17,170	$39,261

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(56,826)	(30,165)
Acquisition of Uniwheels, net of cash acquired	(701,224)	—
Proceeds from sales and maturities of investments	—	200
Proceeds from sale of property, plant and equipment	118	1

NET CASH USED IN INVESTING ACTIVITIES	(757,932)	(29,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	975,571	—
Proceeds from issuance of redeemable preferred shares	150,000	—
Debt repayment	(321,103)	—
Cash dividends paid	(13,340)	(13,783)
Cash paid for common stock repurchase	(5,014)	(13,527)
Payments related to tax withholdings for stock-based compensation	(1,467)	—
Net increase (decrease) in short term debt	(9,032)	—
Proceeds from borrowings on revolving credit facility	70,750	—
Repayments on borrowings on revolving credit facility	(99,650)	—
Proceeds from exercise of stock options	41	1,616
Redeemable preferred shares issuance costs	(3,737)	—
Financing costs paid	(30,460)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	712,559	(25,694)

Effect of exchange rate changes on cash	841	162

Net decrease in cash and cash equivalents	(27,362)	(16,235)
Cash and cash equivalents at the beginning of the period	57,786	52,036

Cash and cash equivalents at the end of the period	$30,424	$35,801

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Condensed Consolidated Statement of Shareholders’ Equity

(Dollars in thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Non- controlling Interest	Total
Balance at December 31, 2016	25,143,950	$89,916	$(16,101)	$(3,636)	$(105,188)	$433,235	$—	$398,226
Consolidated net (loss)	—	—	—	—	—	(1,554)	(8)	(1,562)
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	25,438	—	—	—	—	25,438
Change in employee benefit plans, net of taxes	—	—	—	199	—	—	—	199
Net foreign currency translation adjustment	—	—	—	—	31,494	—	3,189	34,683
Stock options exercised	2,000	—	—	—	—	—	—	—
Restricted stock awards granted, net of forfeitures	30,354	—	—	—	—	—	—	—
Stock-based compensation expense	(56,841)	(434)	—	—	—	—	—	(434)
Common stock repurchased	(215,841)	(777)	—	—	—	(4,237)	—	(5,014)
Cash dividends declared	—	—	—	—	—	(9,150)	—	(9,150)
Redeemable preferred dividend and accretion	—	—	—	—	—	(11,029)	—	(11,029)
Non-controlling interest	—	—	—	—	—	—	63,200	63,200
Uniwheels second tender	—	—	—	—	—	—	(10,520)	(10,520)

Balance at October 1, 2017	24,903,622	$88,705	$9,337	$(3,437)	$(73,694)	$407,265	$55,861	$484,037

Superior Industries International, Inc.

Notes to Condensed Consolidated Financial Statements

October 1, 2017

(Unaudited)

Note 1 – Nature of Operations

Headquartered in Southfield, Michigan, the principal business of Superior Industries International, Inc. (referred to herein as the “company” or “we,” “us” and “our”) is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”). We are one of the largest suppliers of cast aluminum wheels to the world’s leading automobile and light truck manufacturers, with manufacturing operations in North America and Europe. Customers in North America and Europe represent the principal market for our products.

Our largest customers, Ford Motor Company (“Ford”), General Motors Company (“GM”) and Toyota Motor Company (“Toyota”) each accounted for more than 10 percent of our consolidated sales in the first nine months of 2017 and together represented approximately 56 percent of our trade sales during the first nine months of 2017. Additionally, Nissan Motor Co., Ltd. (“Nissan”) and Fiat Chrysler Automotive N.V. (“FCA”) individually accounted for 6 percent and 4 percent, respectively, of our consolidated sales during the first nine months of 2017 and together with Ford, GM and Toyota represented approximately 66 percent of our trade sales during the first nine months of 2017. We also manufacture aluminum wheels for BMW, Mazda, Subaru, Tesla and Volkswagen. Additionally, the acquisition of Uniwheels AG (“Uniwheels”) on May 30, 2017 diversifies our OEM customer base to include Audi AG (“Audi”), Mercedes-Benz, and other European customers and also provides a diversified base of new aftermarket customers. The loss of all or a substantial portion of our sales to Ford, GM or Toyota would have a significant adverse impact on our operating results and financial condition. This risk is partially mitigated by our long-term relationships with these OEM customers and our supply arrangements, which are generally for multi-year periods.

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

Note 2 – Presentation of Condensed Consolidated Financial Statements

During interim periods, we follow the accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016 (the “2016 Annual Report on Form 10-K”) and apply appropriate interim financial reporting standards for a fair statement of our operating results and financial position in conformity with accounting principles generally accepted in the United States of America, as codified by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC”) (referred to herein as “U.S. GAAP”), as indicated below. For convenience of presentation, the 2016 fiscal year is referred to as December 31, but actually reflects our financial position and results of operations for the period described below. Users of financial information produced for interim periods in 2017 are encouraged to read this Quarterly Report on Form 10-Q in conjunction with our consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (“SEC”) in our 2016 Annual Report on Form 10-K.

In the past, Superior has used a 4-4-5 convention for our fiscal quarters, which are thirteen week periods (referred to as quarters) ending on the last Sunday of each calendar quarter. Each fiscal year for the last three years has had 52 weeks. Fiscal 2017 is a 53 week fiscal year and as a consequence one quarter, typically the fourth quarter, has fourteen weeks. Uniwheels, our European operations, is based on a calendar year end. Consequently, to more closely align our third quarter end dates, we have adjusted the quarter-end date of our North American operations to October 1, 2017 from September 24, 2017, resulting in

a fiscal quarter consisting of fourteen weeks (referred to either as the quarter or three months ended October 1, 2017).    This modification to the third quarter timing aligns the close of the third quarter of the North American Operations within one day of the close of the third quarter of the European operations, which ended on September 30, 2017. Therefore, in the third quarter there is a slight difference in timing of the quarter close of our two operations that is deemed to be insignificant. The year ends of our North America and European operations will align in the fourth quarter ending on December 31, 2017. Starting in 2018 both our North American and European operations will be on a calendar year end with each month ending on the last day of the month.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for quarterly reports on Form 10-Q and U.S. GAAP and, in our opinion, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated statements of operations for the three and nine month periods ended October 1, 2017, (ii) the condensed consolidated statements of comprehensive income for the three and nine month periods ended October 1, 2017, (iii) the condensed consolidated balance sheets at October 1, 2017 and December 31, 2016, (iv) the condensed consolidated statements of cash flows for the nine month periods ended October 1, 2017 and September 25, 2016, and (v) the condensed consolidated statement of shareholders’ equity for the nine month period ended October 1, 2017. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP. The condensed consolidated balance sheet as of December 31, 2016, included in this report, was derived from our 2016 audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) “Revenue from Contracts with Customers.” This update outlines a single, comprehensive model for accounting for revenue from contracts with customers. We plan to adopt this update on January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We anticipate adopting the standard using the modified retrospective method. There may be differences in timing of revenue recognition under the new standard compared to recognition under ASC 605 - Revenue Recognition. We have completed an initial assessment of our North America operations and are currently reviewing our Europe operations that we acquired in the second quarter.

In February of 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires modified retrospective adoption, with early adoption permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In August 2016, the FASB issued an ASU entitled “Statement of Cash Flows (Topic 740): Classification of Certain Cash Receipts and Cash Payments.” The objective of the ASU is to address the diversity in practice in the presentation of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact this guidance will have on our statement of cash flows.

In October 2016, the FASB issued an ASU entitled “Income Taxes (Topic 230): Intra-Entity Transfers of Assets Other than Inventory.” The objective of the ASU is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In November 2016, the FASB issued an ASU entitled “Statement of Cash Flows (Topic 230): Restricted Cash.” The objective of the ASU is to address the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact this guidance will have on our statement of cash flows.

In January 2017, the FASB issued an ASU entitled “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The objective of the ASU is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In January 2017, the FASB issued an ASU entitled “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The objective of the ASU is to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In March 2017, the FASB issued an ASU entitled “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The objective of the ASU is to improve the reporting of net benefit cost in the financial statements. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In July 2017, the FASB issued an ASU entitled “(Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. The objective of this ASU is to reduce the complexity in accounting for certain financial instruments with down round features. When determining whether certain financial instruments should be classified as debt or equity instruments, a down round feature would no longer preclude equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. Early adoption is permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In August 2017, the FASB issued an ASU entitled “Derivatives and Hedging (Topic 815).” The objective of this standard is to better align financial reporting with risk management activities, provide a more faithful representation of hedging activities and reduce complexity and costs associated with hedging. This ASU removes the requirement to recognize hedge ineffectiveness in income prior to settlement, allows documentation of hedge effectiveness at inception to be completed by quarter-end, allows qualitative rather than quantitative assessment of effectiveness (subsequent to initial quantitative assessment), allows critical terms match for cash flow hedges of a group of forecasted transactions if derivatives mature within the same month as transactions, permits use of the “back up” long haul method for hedges initially designated using the short cut method and permits cash flow hedging of a component of purchases and sales of non-financial assets (i.e., commodity price excluding transportation) resulting in higher hedge effectiveness. The ASU also permits fair value hedging of the benchmark interest rate component of interest rate risk as well as partial term hedging, allows partial term fair value hedges of interest rate risk, permits cash flow hedging of interest rate risk for a contractually specified rate rather than a benchmark rate and permits exclusion of cross currency basis spread in determining effectiveness. This ASU is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

Note 3 – Acquisition

On March 23, 2017, Superior announced that it had entered into various agreements to commence a tender offer to acquire 100 percent of the outstanding equity interests of Uniwheels (the “Acquisition”) through a newly-formed, wholly-owned subsidiary (the “Acquisition Sub”). The Acquisition will be effected through a multi-step process as more fully described below.

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

Following the publication of a formal tender offer document by Superior, as required by the Public Offering Act, Superior commenced the acceptance period for the tender offer (the “Tender Offer”) on April 12, 2017, pursuant to which, Superior offered to purchase all (but not less than 75 percent) of the outstanding stock of Uniwheels and, upon the consummation of the Tender Offer, agreed to purchase the stock of the Significant Holder along with all other stock of Uniwheels tendered pursuant to the Tender Offer. On May 30, 2017, Superior acquired 92.3 percent of the outstanding stock of Uniwheels for approximately $703.0 million (based on an exchange rate of 1.00 Dollar = 3.74193 Polish Zloty). We refer to this acquisition as the “First Step Acquisition.”

Under the terms of the Tender Offer:

•	the Significant Holder received cash consideration of Polish Zloty 226.5 per share; and

•	Uniwheels’ other shareholders received cash consideration of Polish Zloty 247.87 per share, equivalent to the volume weighted-average-price of Uniwheels’ shares for the three months prior to commencement of the Tender Offer, plus 5.0 percent.

On June 30, 2017, the company announced that it had commenced the delisting and associated tender process for the remaining outstanding shares of Uniwheels. As of July 31, 2017, 153,251 additional shares (representing 1.2 percent of Uniwheels shares) were tendered at Polish Zloty 247.87 per share. We refer to this acquisition as the “Second Step Acquisition.” The aggregate equity purchase price of the Acquisition (assuming the remaining 6.5 percent of Uniwheels’ stock is acquired for cash consideration of Polish Zloty 247.87 per share, the price paid to Uniwheels’ shareholders in the Tender Offer, and an exchange rate of 1.00 Dollar = 3.74193 Polish Zloty) will be approximately $778.0 million. We entered into foreign currency hedges prior to the closing of the First Step Acquisition intended to reduce currency risk associated with the settlement of the Tender Offer (the “Hedging Transactions”). The net benefit of such Hedging Transactions to Superior reduced the total anticipated purchase price of the Acquisition to $766.2 million.

The company’s condensed consolidated financial statements for the three and nine month periods ended October 1, 2017 and September 25, 2016 include Uniwheels results of operations subsequent to May 30, 2017 (please see Note 7, “Business Segments” for the segment results included within the condensed consolidated financial statements for the three and nine month periods ended October 1, 2017 and September 25, 2016, which include Uniwheels results of operations subsequent to May 30, 2017). The company’s condensed consolidated financial statements reflect the purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

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

	$212,000

The above goodwill represents future economic benefits expected to be recognized from the company’s expansion into the European wheel market, as well as expected future synergies and operating efficiencies from combining operations with Uniwheels. Acquisition goodwill of $321.7 million (initial balance of $306.2 million, increased for post-acquisition translation adjustments) has been allocated to the European segment.

The following unaudited combined pro forma information is for informational purposes only. The pro forma information is not necessarily indicative of what the combined company’s results actually would have been had the Acquisition been completed as of the beginning of the periods as indicated. In addition, the unaudited pro forma information does not purport to project the future results of the combined company.

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
	Proforma	Proforma	Proforma	Proforma
(Dollars in thousands)
Net sales as reported	$331,404	$175,580	$746,252	$544,354
Uniwheels sales, prior to the Acquisition	—	124,813	243,744	373,614

Proforma combined sales	$331,404	$300,393	$989,996	$917,968

Net (loss) income as reported	$2,615	$5,974	$(1,554)	$33,602
Uniwheels net income before income taxes, prior to the Acquisition	—	15,282	25,394	47,749
Incremental interest expense on the debt	—	(10,630)	(17,716)	(31,889)
Incremental amortization on the identifiable intangible assets	—	(6,187)	(10,312)	(18,562)
Transaction expenses incurred by both the company and Uniwheels	10,079	—	27,572	—
Income tax expense related to the proforma adjustments	(3,528)	1,653	(6,877)	4,528

Proforma net income (loss)	$9,166	$6,092	$16,507	$35,428

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

The total cost incurred as a result of the Rogers facility closure was $16.0 million, of which $0.1 million and $0.2 million was recognized for the nine month periods ended October 1, 2017 and September 25, 2016, respectively. The following table summarizes the Rogers, Arkansas plant closure costs and classification in the consolidated income statement for the period ended October 1, 2017:

(Dollars in thousands)	Costs Incurred Through December 31, 2016	Costs Incurred During the Nine Months Ended October 1, 2017	Total Costs	Classification
Accelerated and other depreciation of assets idled	$7,254	$13	$7,267	Cost of sales, Restructuring costs
Severance costs	2,011	—	2,011	Cost of sales, Restructuring costs
Equipment removal and impairment, inventory written-down, lease termination and other costs	6,634	117	6,751	Cost of sales, Restructuring costs

	15,899	130	16,029
Gain on sale of the facility	(1,436)	—	(1,436)

Total	$14,463	$130	$14,593

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

Cash and Cash Equivalents

Included in cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash, and which are subject to an insignificant risk of change in value due to interest rates, quoted price or penalty on withdrawal. A debt security is classified as a cash equivalent if it meets these criteria and if it has a remaining time to maturity of three months or less from the date of acquisition. Amounts on deposit and available upon demand, or negotiated to provide for daily liquidity without penalty, are classified as cash and cash equivalents. Time deposits, certificates of deposit and money market accounts that meet the above criteria are reported at par value on our balance sheet and are excluded from the table below.

Derivative Financial Instruments

Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments using industry-standard valuation models such as a discounted cash flow. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, commodity prices and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk. In certain cases, market data may not be available, and we may use broker quotes and models (e.g., Black-Scholes) to determine fair value. This includes situations where there is lack of liquidity for a particular currency or commodity or when the instrument is longer dated. The fair value measurements of the redeemable preferred shares embedded derivatives are based upon Level 3 unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the liability – refer to “Note 6, Financial Instruments.”

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

The following table categorizes items measured at fair value at October 1, 2017:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
October 1, 2017	Total	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$750	$—	$750	$—
Cash surrender value	7,944	—	7,944	—
Derivative contracts	8,248	—	8,248	—

Total	$16,942	$—	$16,942	$—

Liabilities
Derivative contracts	$7,750	$—	$7,750	$—
Embedded derivative liability	6,768	—	—	6,768

Total	$14,518	$—	$7,750	$6,768

The following table categorizes items measured at fair value at December 31, 2016:

		Fair Value Measurement at Reporting Date Using
December 31, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$750	$—	$750	$—
Cash surrender value	7,480	—	7,480	—
Derivative contracts	13	—	13	—

Total	$8,243	$—	$8,243	$—

Liabilities
Derivative contracts	$24,773	$—	$24,773	$—

Total	$24,773	$—	$24,773	$—

Note 6 – Financial Instruments

Debt Instruments

The carrying values of the company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices of these securities (Level 2 input based on the GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the company’s debt instruments are shown below (in thousands):

October 1, 2017
(Dollars in thousands)
Estimated aggregate fair value	$688,174
Aggregate carrying value (1)	705,096

(1)	Long-term debt excluding the impact of unamortized debt issuance costs.

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

To help protect gross margins from fluctuations in foreign currency exchange rates, certain of our subsidiaries whose functional currency is the U.S. dollar hedge a portion of forecasted foreign currency costs. Generally, we may hedge portions of our forecasted foreign currency exposure associated with costs, typically for up to 48 months.

We record all derivatives in the condensed consolidated balance sheets at fair value. Our accounting treatment for these instruments is based on the hedge designation. The effective portions of cash flow hedges are recorded in Accumulated Other Comprehensive Income (“AOCI”) until the hedged item is recognized in earnings. The ineffective portions of cash flow hedges are recorded in cost of sales. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates. All derivatives were designated as hedging instruments at December 31, 2016. At October 1, 2017, the company held derivatives that were designated as hedging instruments as well as derivatives that did not qualify for designation as hedging instruments as discussed below.

Deferred gains and losses associated with cash flow hedges of foreign currency costs are recognized as a component of cost of sales in the same period as the related cost is recognized. Our foreign currency transactions hedged with cash flow hedges as of October 1, 2017, are expected to occur within 1 month to 48 months.

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

Currency option derivative contracts not designated as hedging instruments consist principally of certain option contracts to purchase Polish Zloty and the Euro related to the acquisition of Uniwheels and a cross currency swap. See Note 3, “Acquisition.”

Redeemable Preferred Stock Embedded Derivative

We have determined that the conversion option embedded in Series A redeemable preferred stock is required to be accounted for separately from the Series A redeemable preferred stock as a derivative liability. Separation of the conversion option as a derivative liability is required because its economic characteristics are considered more akin to an equity instrument and therefore the conversion option is not considered to be clearly and closely related to the economic characteristics of the redeemable preferred stock. This is because the economic characteristics of the redeemable preferred stock are considered more akin to a debt instrument due to the fact that the shares are redeemable at the holder’s option, the redemption value is significantly greater than the face amount, the shares carry a fixed mandatory dividend, the stock price necessary to make conversion more attractive than redemption ($56.324) is significantly greater than the price at the date of issuance ($19.05), all of which lead to the conclusion that redemption is more likely than conversion. For additional information on the redeemable preferred stock, see Note 13, “Redeemable Preferred Shares” in Notes to Condensed Consolidated Financial Statements.

We have also determined that the early redemption option upon the occurrence of a redemption event (e.g. change of control, etc.) must also be bifurcated and accounted for separately from the redeemable preferred stock at fair value, because the debt host contract involves a substantial discount (face of $150.0 million as compared to the redemption value of $300 million) and exercise of the early redemption option would accelerate the holder’s option to redeem the shares.

Accordingly, we have recorded an embedded derivative liability representing the combined fair value of the right of holders to receive common stock upon conversion of Series A redeemable preferred stock at any time (the “conversion option”) and the right of the holders to exercise their early redemption option upon the occurrence of a redemption event (the “early redemption option”). The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of redeemable preferred stock embedded derivative liability” financial statement line item of the company’s consolidated statements of operations (refer to “Note 13, Redeemable Preferred Shares”).

A binomial option pricing model is used to estimate the fair value of the conversion and early redemption options embedded in the redeemable preferred stock. The binomial model utilizes a “decision tree” whereby future movement in the company’s common stock price is estimated based on the volatility factor. The binomial options pricing model requires the development and use of assumptions. These assumptions include estimated volatility of the value of our common stock, assumed possible conversion or early redemption dates, an appropriate risk-free interest rate, risky bond rate and dividend yield.

The expected volatility of the company’s equity is estimated based on the historical volatility of our common stock. The assumed base case term used in the valuation model is the period remaining until May 22, 2024 (the earliest date at which the holder may exercise its unconditional redemption option). A number of other scenarios incorporated earlier redemption dates to address the possibility of early redemption upon the occurrence of a redemption event. The risk-free interest rate is based on the yield on the U.S. Treasury zero coupon yield curve with a remaining term equal to the expected term of the conversion and early redemption options. The significant assumptions utilized in the company’s valuation of the embedded derivatives at October 1, 2017 are as follows: valuation scenario terms between 4.25 and 6.64 years, volatility of 32.0%, risk-free rate of 1.81%-2.12% related to the respective assumed terms, a risky bond rate of 19.1% and a dividend yield of 2.2%.

Based on the foregoing assumptions the fair value of the redeemable preferred stock embedded derivative liability at October 1, 2017 is $6.7 million and the change in fair value of redeemable preferred stock embedded derivative liability during the quarter was $4.1 million mainly due to the decline in our stock price from $19.05 (at date of issuance) to $16.65 (at October 1, 2017) and the reduction in the remaining term of the options used in the valuation scenarios due to the months elapsed since issuance.

The following tables display the fair value of derivatives by balance sheet line item at October 1, 2017 and December 31, 2016:

	October 1, 2017
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts and collars designated as hedging instruments	$2,856	$4,410	$3,053	$2,700
Aluminum forward contracts not designated as hedges	982	—	35	—
Cross currency swap not designated as hedging instrument	—	—	654	1,308
Embedded derivative liability	—	—	—	6,768

Total derivative financial instruments	$3,838	$4,410	$3,742	$10,776

	December 31, 2016
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts and collars designated as hedging instruments	$13	$—	$10,076	$14,697

Total derivative financial instruments	$13	$—	$10,076	$14,697

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	October 1, 2017		December 31, 2016
	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign currency forward contracts and collars designated as hedging instruments	$287,255	$1,513	$160,461	$(24,760)
Aluminum forward contracts not designated as hedges	13,588	947	—	—
Cross currency swap not designated as hedging instrument	36,453	(1,962)	—	—

Total derivative financial instruments	$337,296	$498	$160,461	$(24,760)

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

The following table provides the impact of derivative instruments designated as cash flow hedges on our statement of operations:

Nine Months ended October 1, 2017	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Dollars in thousands)
Foreign currency forward contracts and collars	$25,438	$(3,630)	$59

Total	$25,438	$(3,630)	$59

Nine Months ended September 25, 2016	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Dollars in thousands)
Foreign currency forward contracts and collars	$8,227	$9,777	$133

Total	$8,227	$9,777	$133

Note 7 – Business Segments

Superior groups its operating segments into reportable segments in which sales and manufacturing efforts are focused. The products, manufacturing, and procurement are similar throughout the company’s operations. Each operating segment has discrete financial information evaluated regularly by the company’s Chief Operating Decision Maker (“CODM”) in determining resource allocation and assessing performance. As a result of the Uniwheels acquisition, the company realigned its executive management structure which changed the information used by our CODM to assess performance and allocate resources. Due to different economic circumstances and customer base in the company’s operations and in conformity with ASC Topic 280, “Segment Reporting,” the company reports the results of its business in two reportable segments: North America and Europe.

Net Sales and Results of Operations by Reportable Segment

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
(Dollars in thousands)
Net sales:
North America	$180,100	$175,580	$541,218	$544,354
Europe	151,304	—	205,034	—

Consolidated net sales	$331,404	$175,580	$746,252	$544,354

Income from operations:
North America	$1,413	$5,250	$4,260	$43,512
Europe	4,345	—	3,444	—

Consolidated income from operations	$5,758	$5,250	$7,704	$43,512

Total Assets by Reportable Segment

	October 1, 2017	December 31, 2016
(Dollars in thousands)
North America	$554,408	$542,756
Europe	1,008,947	—

Total assets	$1,563,355	$542,756

Note 8 – Short-Term Investments

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

Restricted Deposits

We purchase certificates of deposit that mature within twelve months and are used to secure or collateralize letters of credit securing our workers’ compensation obligations. At each of October 1, 2017 and December 31, 2016, certificates of deposit totaling $0.8 million were restricted in use and were classified as short-term investments on our condensed consolidated balance sheets.

Note 9 – Inventories

	October 1, 2017	December 31, 2016
(Dollars in thousands)
Raw materials	$59,744	$40,255
Work in process	53,711	21,447
Finished goods	64,642	21,135

Inventories	$178,097	$82,837

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $8.5 million and $6.5 million at October 1, 2017 and December 31, 2016, respectively. Included in raw materials were operating supplies and spare parts totaling $13.6 million and $10.3 million on October 1, 2017 and December 31, 2016, respectively. The significant increase in the current year inventory is attributable to the acquired European operations.

Note 10 – Property, Plant and Equipment

	October 1, 2017	December 31, 2016
(Dollars in thousands)
Land and buildings	$138,570	$67,915
Machinery and equipment	699,817	485,185
Leasehold improvements and others	11,141	4,868
Construction in progress	53,686	26,301

	903,214	584,269
Accumulated depreciation	(384,956)	(356,866)

Property, plant and equipment, net	$518,258	$227,403

Depreciation expense was $36.7 million and $25.9 million for the nine months ended October 1, 2017 and September 25, 2016, respectively. The significant increase in balances is attributable to property, plant, and equipment related to our acquired European operations.

Note 11 – Preproduction Costs Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all preproduction engineering costs for which reimbursement is not contractually guaranteed by the customer or which are in excess of the contractually guaranteed reimbursement amount. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight-line basis. Also, we defer any reimbursements made to us by our customers and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Changes in the facts and circumstances of individual wheel programs may accelerate the amortization of both the cost of customer-owned tooling and the deferred tooling reimbursement revenues. Recognized tooling reimbursement revenues, which totaled $5.7 million and $6.2 million for the nine months ended October 1, 2017 and September 25, 2016, respectively, are included in net sales in the condensed consolidated statements of operations. The following tables summarize the unamortized customer-owned tooling costs included in our non-current assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities:

	October 1, 2017	December 31, 2016
(Dollars in thousands)
Customer-Owned Tooling Costs
Preproduction costs	$82,751	$78,299
Accumulated amortization	(69,954)	(65,100)

Net preproduction costs	$12,797	$13,199

Deferred Tooling Revenues
Accrued expenses	$5,436	$5,419
Other non-current liabilities	2,439	2,593

Total deferred tooling revenues	$7,875	$8,012

Note 12 – Goodwill and Other Intangible Assets

Goodwill and indefinite-lived assets, such as certain trade names acquired in connection with the acquisition of Uniwheels on May 30, 2017, are not amortized, but are instead evaluated for impairment on an annual basis at the end of the fiscal year, or more frequently if events or circumstances indicate that impairment may be more likely. During the three months ended October 1, 2017, no impairment charges have been taken against the company’s goodwill or indefinite-lived intangible assets. At October 1, 2017, the goodwill is $321.7 million, consisting of the initial balance of $306.2 million, increased for post-acquisition translation adjustments. The carrying amount of goodwill arose from the Acquisition described in Note 3, “Acquisition”.

The company’s other intangible assets primarily consist of assets with finite lives. These assets are amortized on a straight-line basis over their estimated useful lives. Following is a summary of the company’s finite-lived and indefinite-lived intangible assets as of October 1, 2017. There were no such intangible assets at December 31, 2016.

	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net	Remaining Weighted Average Amortization Period
(Dollars in thousands
Brand name	$9,000	$(516)	$447	$8,931	5-6
Technology	16,000	(1,102)	792	15,690	4-6
Customer relationships	167,000	(7,446)	8,335	167,889	6-11

Total finite	192,000	(9,064)	9,574	192,510
Trade names	20,000	—	1,014	21,014	Indefinite

Total	$212,000	$(9,064)	$10,588	$213,524

Amortization expense for these intangible assets was $6.9 million for the three month period ended October 1, 2017. The anticipated annual amortization expense for these intangible assets is $27.2 million for 2018 to 2021 and $25.3 million for 2022.

Note 13 – Redeemable Preferred Shares

On March 22, 2017, Superior and TPG Growth III Sidewall, L.P. (“TPG”) entered into an Investment Agreement pursuant to which Superior agreed to issue a number of shares of Series A Perpetual Convertible Preferred Stock (the “Series A redeemable preferred stock”) and Series B Perpetual Preferred Stock (the “Series B redeemable preferred stock”), par value $0.01 per share (the “Series A redeemable preferred stock” and “Series B redeemable preferred stock” referred to collectively as the

“redeemable preferred stock”) to TPG for an aggregate purchase price of $150.0 million (the “Investment”). As of the closing of the Investment on May 22, 2017, Superior issued 140,202 shares of Series A redeemable preferred stock, which was equal to 19.99 percent of Superior’s common stock outstanding on such date, and 9,798 shares of Series B redeemable preferred stock to TPG.

On August 30, 2017, our stockholders approved the conversion of 9,798 shares of Series B redeemable preferred stock into Series A redeemable preferred stock and all outstanding shares of Series B redeemable preferred stock were automatically converted into Series A redeemable preferred stock (the “Conversion”). Series A redeemable preferred stock has an initial stated value of $1,000 per share, par value of $0.01 per share and liquidation preference over common stock. Series A redeemable preferred stock is convertible into shares of Superior common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $28.162. Series A redeemable preferred stock accrues dividends at a rate of 9 percent per annum, payable at Superior’s election either in-kind or in cash. Series A redeemable preferred stock is also entitled to participate in dividends on common stock in an amount equal to that which would have been due had the shares been converted into common stock.

We may mandate conversion of the Series A redeemable preferred stock if the price of the common stock exceeds $84.49. TPG may redeem the shares upon the occurrence of any of the following events (referred to as a “redemption event”): a change in control, recapitalization, merger, sale of substantially all of the company’s assets, liquidation or delisting of the company’s common stock. In addition, TPG may, at its option, unconditionally redeem the shares at any time after May 23, 2024. Superior may, at its option, redeem in whole at any time all of the shares of Series A redeemable preferred stock outstanding. If redeemed by either party on or before October 22, 2018, the redemption value (the “redemption value”) would be $262.5 million (1.75 times stated value). If redeemed after October 22, 2018, the redemption value would be the greater of $300 million (2.0 times stated value) or the product of the number of common shares into which the Series A redeemable preferred stock could be converted (5.3 million shares currently) and the then current market price of the common stock.

We have determined that the conversion option embedded in the redeemable preferred stock is required to be accounted for separately from the redeemable preferred stock as a derivative liability. Separation of the conversion option as a derivative liability is required because its economic characteristics are considered more akin to an equity instrument and therefore the conversion option is not considered to be clearly and closely related to the economic characteristics of the redeemable preferred stock. This is because the economic characteristics of the redeemable preferred stock are considered more akin to a debt instrument due to the fact that the shares are redeemable at the holder’s option, the redemption value is significantly greater than the face amount, the shares carry a fixed mandatory dividend, the stock price necessary to make conversion more attractive than redemption ($56.324) is significantly greater than the price at the date of issuance ($19.05), all of which lead to the conclusion that redemption is more likely than conversion.

We have also determined that the early redemption option exercisable upon the occurrence of a redemption event must also be bifurcated and accounted for separately from the redeemable preferred stock at fair value, because the debt host contract involves a substantial discount (face of $150 million as compared to the redemption value of $300 million) and the exercise of the early redemption option upon the occurrence of a redemption event would accelerate the holder’s option to redeem the shares.

Accordingly, we have recorded an embedded derivative liability representing the estimated combined fair value of the right of holders to receive common stock upon conversion (the “conversion option”) and the right of the holders to exercise their early redemption option upon the occurrence of a redemption event (the “early redemption option”). The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of redeemable preferred stock embedded derivative liability” financial statement line item of the company’s condensed consolidated statements of operations. Refer to “Note 6, Financial Instruments” for further information regarding the valuation of the embedded derivative.

Since the redeemable preferred stock may be redeemed at the option of the holder, but is not mandatorily redeemable, the redeemable preferred stock has been classified as mezzanine equity and initially recognized at fair value of $150 million (the proceeds on the date of issuance) less issuance costs of $3.7 million, resulting in an initial value of $146.3 million. This amount has been further reduced by $10.9 million assigned to the embedded derivative liability at date of issuance, resulting in an adjusted initial value of $135.4 million. We are accreting the difference between the adjusted initial value of $135.4 million and the redemption value of $300 million over the seven-year period from date of issuance through May 23, 2024 (the date at which the holder has the unconditional right to redeem the shares, deemed to be the earliest likely redemption date) using the effective interest method. The accretion to the carrying value of the redeemable preferred stock is treated as a deemed dividend, recorded as a charge to retained earnings and deducted in computing earnings per share (analogous to the treatment for stated and participating dividends paid on the redeemable preferred shares). We have accreted $5.2 million through October 1, 2017 resulting in a balance of $140.6 million.

Note 14 – Earnings Per Share

In accordance with U.S. GAAP, basic earnings per share is computed by dividing net income (loss), less preferred dividends, by the weighted average number of common shares outstanding. For purposes of calculating diluted earnings per share, net income is divided by the total of the weighted average shares outstanding plus the dilutive effect of our redeemable preferred stock, outstanding stock options and time and performance based restricted stock units under the treasury stock method, which includes consideration of stock-based compensation required by U.S. GAAP.

(Dollars and shares in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
Basic Income Per Share:
Reported net income (loss)	$2,615	$5,974	$(1,554)	$33,602
Less: Redeemable preferred stock dividends	(8,147)	—	(11,029)	—

Basic numerator	$(5,532)	$5,974	$(12,583)	$33,602

Basic (loss) income per share	$(0.22)	$0.24	$(0.50)	$1.32

Weighted average shares outstanding-Basic	24,905	25,424	24,941	25,482

Diluted Income Per Share:
Reported net income (loss)	$2,615	$5,974	$(1,554)	$33,602
Less: Redeemable preferred stock dividends	(8,147)	—	(11,029)	—

Diluted numerator	$(5,532)	$5,974	$(12,583)	$33,602

Diluted (loss) income per share	$(0.22)	$0.23	$(0.50)	$1.31

Weighted average shares outstanding-Basic	24,905	25,424	24,941	25,482
Weighted average dilutive stock options and restricted stock units	—	146	—	97

Weighted average shares outstanding-Diluted	24,905	25,570	24,941	25,579

For the first nine months of 2017, no options were included in the diluted earnings per share calculation because to do so would have been anti-dilutive. The performance shares discussed in Note 19, “Stock-Based Compensation” are not included in the diluted earnings per share because the performance metrics had not been met as of the period ended October 1, 2017. The redeemable preferred shares discussed in Note 13, “Redeemable Preferred Shares” are not included in the diluted earnings per share because the conversion would be anti-dilutive as of the period ended October 1, 2017.

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

The income tax benefit for the nine months ended October 1, 2017, was $4.9 million on a pre-tax loss of $6.4 million, representing an effective income tax rate of 75.8 percent. The effective tax rate for the nine months ended October 1, 2017 was driven by the blend of earnings and losses in various jurisdictions with varying tax rates and the treatment of certain costs related to the acquisition of Uniwheels. The income tax provision for the nine months ended September 25, 2016, was $9.6 million on pre-tax income of $43.2 million, representing an effective income tax rate of 22.2 percent. The effective tax rate for the nine months ended September 25, 2016 was lower than the statutory rate due to earnings in countries with tax rates lower than the U.S. statutory rate.

Note 16 – Retirement Plans

We have an unfunded salary continuation plan covering certain directors, officers and other key members of management. We purchase life insurance policies on certain participants to provide, in part, for future liabilities. Cash surrender value of these policies, totaling $7.9 million and $7.5 million at October 1, 2017 and December 31, 2016, respectively, are included in other non-current assets in the company’s condensed consolidated balance sheets. Subject to certain vesting requirements, the plan provides for a benefit based on final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. The plan was closed to new participants effective February 3, 2011. We have measured the plan assets and obligations of our salary continuation plan for all periods presented.

For the nine months ended October 1, 2017, payments to retirees or their beneficiaries totaled approximately $1.1 million. We presently anticipate benefit payments in 2017 to total approximately $1.5 million. The following table summarizes the components of net periodic pension cost for the first nine months of 2017 and 2016.

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
(Dollars in thousands)
Service cost	$—	$—	$—	$—
Interest cost	298	304	894	912
Net amortization	67	84	201	252

Net periodic pension cost	$365	$388	$1,095	$1,164

Note 17 – Debt

A summary of long-term debt and the related weighted average interest rates is shown below (in thousands):

	October 1, 2017
Debt Instrument	Long-Term Debt	Debt Issuance Costs (1)	Long-Term Debt, Net	Weighted Average Interest Rate
Term loan facility	$387,800	$(12,957)	$374,843	5.5%
6.00% Senior Notes due 2025	294,166	(7,919)	286,247	6.0%
Other	23,130	(3,316)	19,814	1.0%

	$705,096	$(24,192)	680,904

Less: Current portion			(5,800)

Long-term debt			$675,104

(1) Unamortized portion

Senior Notes

On June 15, 2017, Superior issued €250.0 million aggregate principal amount of 6.0% Senior Notes (the “Notes”) due June 15, 2025. Interest on the Notes is payable semiannually, June 15 and December 25. Superior may redeem the Notes, in whole or in part, on or after June 15, 2020 at redemption prices of 103.000% and 101.500% of the principal amount thereof if the redemption occurs during the 12-month period beginning June 15, 2020 or 2021, respectively, and a redemption price of 100% of the principal amount thereof on or after June 15, 2022, in each case plus accrued and unpaid interest to, but not including, the applicable redemption date. In addition, the company may redeem some or all of the Notes prior to June 15, 2020 at a price equal to 100.0% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest, if any, to, but not including, the redemption date. Prior to June 15, 2020, the company may redeem up to 40% of the aggregate principal amount of the Notes using the proceeds of certain equity offerings at a certain redemption price. If we experience a change of control or sell certain assets, the company may be required to offer to purchase the Notes from the holders.

The Notes are senior unsecured obligations ranking equally in right of payment with all of its existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness. The notes are effectively subordinated in right of payment to the existing and future secured indebtedness of the Issuer, including the Senior Secured Credit Facilities (as defined below), to the extent of the assets securing such indebtedness.

Guarantee

The Notes are unconditionally guaranteed by all material wholly-owned direct and indirect domestic restricted subsidiaries of the company (the “Subsidiary Guarantors”), with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in adverse tax consequences.

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

The indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal, premium, if any, and interest, when due; (ii) breach of covenants in the indenture; (iii) a failure to pay certain judgments; and (iv) certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Trustee or holders of at least 30% in principal amount of the then outstanding Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. These events of default are subject to a number of important qualifications, limitations and exceptions that are described in the indenture. As of October 1, 2017, the company was in compliance with all covenants under the indentures governing the Notes.

Senior Secured Credit Facilities

On March 22, 2017, Superior entered into a senior secured credit agreement (the “Credit Agreement”) with Citibank, N.A, JP Morgan Chase N.A., Royal Bank of Canada and Deutsche Bank A.G. New York Branch (collectively, the “Lenders”). The Credit Agreement consisted of a $400.0 million senior secured term loan facility (the “Term Loan Facility”) and a $160.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). Borrowings under the Term Loan Facility will bear interest at a rate equal to, at the company’s option, either (a) LIBOR for the relevant interest period, adjusted for statutory reserve requirements, subject to a floor of 1.00 percent per annum, plus an applicable rate of 4.50 percent or (b) a base rate, subject to a floor of 2.00 percent per annum, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50 percent and (3) LIBOR for an interest period of one month plus 1.00 percent, in each case, plus an applicable rate of 3.50 percent. Borrowings under the Revolving Credit Facility initially bear interest at a rate equal to, at the company’s option, either (a) LIBOR for the relevant interest period, adjusted for statutory reserve requirements, subject to a floor of 1.00 percent per annum, plus an applicable rate of 3.50 percent or (b) a base rate, subject to a floor of 2.00 percent per annum, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the federal funds effective rate plus 0.50 percent and (3) LIBOR for an interest period of one month plus 1.00 percent, in each case, plus an applicable rate of 3.50 percent provided such rate may not be less than zero. The initial commitment fee for unused commitments under the Revolving Credit Facility shall be 0.50 percent. After September 30, 2017, the applicable rates for borrowings under the Revolving Credit Facility and commitment fees for unused commitments under the Revolving Credit Facility are based upon the First Lien Net Leverage Ratio effective for the preceding quarter with LIBOR applicable rates between 3.50 percent and 3.00 percent, base rate applicable rates between 2.50 percent and 2.00 percent and commitment fees between 0.50 percent and 0.25 percent. Commitment fees are included in our condensed consolidated financial statements line, interest (expense) income, net. As of October 1, 2017, the company repaid an additional $1.0 million under the term loan facility resulting in a balance of $387.8 million.

As of October 1, 2017, the company had no outstanding borrowings under the Revolving Credit Facility, had outstanding letters of credit of $2.8 million and available unused commitments under the facility of $157.2 million.

Guarantees

Our obligations under the Credit Agreement are unconditionally guaranteed by all material wholly-owned direct and indirect domestic restricted subsidiaries of the company, with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in adverse tax consequences. The guarantees of such obligations, will be secured, subject to permitted liens and other exceptions, by substantially all of our assets and the Subsidiary Guarantors’ assets, including but not limited to: (i) a perfected pledge of all of the capital stock issued by each of the company’s direct wholly-owned domestic restricted subsidiaries or any guarantor (subject to certain exceptions) and up to 65 percent of the capital stock issued by each direct wholly-owned foreign restricted subsidiary of the company or any guarantor (subject to certain exceptions) and (ii) perfected security interests in and mortgages on substantially all tangible and intangible personal property and material fee-owned real property of the Company and the guarantors (subject to certain exceptions and exclusions).

Covenants

The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends, distributions or other restricted payments, or repurchase our capital stock, prepay, redeem, or repurchase any subordinated indebtedness, enter into agreements which limit our ability to incur liens on our assets or that restrict the ability of restricted subsidiaries to pay dividends or make other restricted payments to us, and enter into certain transactions with our affiliates.

In addition, the Credit Agreement contains customary default provisions, representations and warranties and restrictive covenants. The Credit Agreement also contains a provision permitting the Lenders to accelerate the repayment of all loans outstanding under the Senior Secured Credit Facilities during an event of default. As of October 1, 2017, the company was in compliance with all covenants under the Credit Agreement.

Uniwheels Debt

In connection with the acquisition of Uniwheels, the company assumed $70.7 million of outstanding debt. At October 1, 2017, $23.1 million of debt remained outstanding, including an equipment loan of $21.3 million and an outstanding balance of $1.8 million under a Euro 30.0 million revolving line of credit which expires July 31, 2020. At October 1, 2017, $5.8 million of this debt was classified as current. The revolving credit facility bears interest at Euribor plus 1.0 percent (but in any event not less than 0.96 percent) and the equipment loan bears interest at 1.00 percent.

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

In accordance with our corporate risk management policies, we may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our material foreign exchange exposures for up to approximately 48 months. For additional information on our derivatives, see Note 6, “Financial Instruments”.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. At October 1, 2017, we did not have any purchase commitments in place for the delivery of aluminum, natural gas or other raw materials in 2017.

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

Note 19 – Stock-Based Compensation

2008 Equity Incentive Plan

Our 2008 Equity Incentive Plan, as amended (the “Plan”), authorizes us to issue up to 3.5 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants. At October 1, 2017, there were 1.6 million shares available for future grants under this Plan. No more than 600,000 shares may be used under the Plan as “full value” awards, which include restricted stock and performance stock units. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

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

Options

Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant. Options and restricted shares granted under the Plan generally require no less than a three year ratable vesting period.    Stock option activity in the first nine months of 2017 is summarized in the following table:

	Outstanding	Weighted Average Exercise Price	Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2016	231,625	$18.88	3.1	$1,845,263
Granted	—	$—
Exercised	(2,000)	$16.76
Canceled	(6,000)	$21.09
Expired	—	$—

Balance at October 1, 2017	223,625	$18.84

Options vested or expected to vest at October 1, 2017	223,625	$18.84	1.6	$51,478

Exercisable at October 1, 2017	223,625	$18.84	1.6	$51,478

Restricted Stock Awards

Restricted stock awards, or “full value” awards, generally vest ratably over no less than a three year period. Shares of restricted stock granted under the Plan are considered issued and outstanding at the date of grant, have the same dividend and voting rights as other outstanding common stock, are subject to forfeiture if employment terminates prior to vesting and are expensed ratably over the vesting period. Dividends paid on the restricted shares granted under the Plan are non-forfeitable if the restricted shares do not ultimately vest. Restricted stock activity in the first nine months of 2017 is summarized in the following table:

	Number of Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (in Years)
Balance at December 31, 2016	144,295	$19.43	0.5
Granted	—	$—
Vested	(137,823)	$19.43
Canceled	(3,667)	$19.16

Balance at October 1, 2017	2,805	$19.72	0.2

Restricted Stock Units

Restricted stock unit activity in the first nine months of 2017 is summarized in the following table:

	Number of Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (in Years)
Balance at December 31, 2016	127,567	$22.03	1.7
Granted	131,656	$22.24
Vested	(37,844)	$23.72
Canceled	(22,068)	$22.95

Balance at October 1, 2017	199,311	$21.74	1.7

Restricted Performance Stock Units

Restricted performance stock unit activity in the first nine months of 2017 is summarized in the following table:

	Number of Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (in Years)
Balance at December 31, 2016	227,193	$21.72	1.6
Granted	164,566	$22.39
Vested	—	$—
Canceled	(63,166)	$22.47

Balance at October 1, 2017	328,593	$21.92	1.9

Stock-Based Compensation

Stock-based compensation expense related to our equity incentive plans in accordance with U.S. GAAP was allocated as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
(Dollars in thousands)
Cost of sales	$85	$6	$134	$364
Selling, general and administrative expenses	(100)	338	838	2,294

Stock-based compensation expense before income taxes	(15)	344	972	2,658
Income tax benefit	6	(123)	(358)	(771)

Total stock-based compensation expense after income taxes	$(9)	$221	$614	$1,887

As of October 1, 2017, a total of $3.5 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.8 years. There were no significant capitalized stock-based compensation costs at October 1, 2017 and December 31, 2016.

Note 20 – Common Stock Repurchase Programs

In October 2014, our Board of Directors approved a stock repurchase program (the “2014 Repurchase Program”) which authorized the repurchase of up to $30.0 million of our common stock. Under the 2014 Repurchase Program, we repurchased common stock from time to time on the open market or in private transactions. Shares repurchased under the 2014 Repurchase Program during 2015 totaled 1,056,954 shares at a cost of $19.6 million. The 2014 Repurchase Program was completed in the beginning of 2016, with purchases of 585,970 shares for a cost of $10.3 million. The repurchased shares described above were either canceled and retired or added to treasury stock after the reincorporation in Delaware in 2015.

In January 2016, our Board of Directors approved a new stock repurchase program (the “2016 Repurchase Program”), authorizing the repurchase of up to $50.0 million of common stock. Under the 2016 Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. The timing and extent of the repurchases under the 2016 Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion. During 2016, we repurchased 454,718 shares of company stock at a cost of $10.4 million under the 2016 Repurchase Program. In the first nine months of 2017, we repurchased an additional 215,841 shares of company stock at a cost of $5.0 million under the 2016 Repurchase Program. Superior does not anticipate any repurchases under the 2016 Repurchase Program in the near term.

Note 21 - Subsequent Event

As of October 20, 2017, a Domination and Profit Loss Transfer Agreement (“DPLTA”) between Superior Industries International Germany AG (“Superior AG”) and Uniwheels AG was proposed and will be submitted for approval to the Uniwheels shareholders on December 4th. Superior AG anticipates entering into the DPLTA, which will become effective in January 2018. Superior decided to pursue a DPLTA without concurrently pursuing a merger/squeeze-out. This approach enables Superior to realize substantial synergies of a consolidated entity without the distraction or expense associated with simultaneously pursuing a merger/squeeze-out. According to the terms of the DPLTA, Superior AG offer~~s~~ to purchase any further tendered shares for cash consideration of Euro 62.18, or approximately Polish Zloty 264 per share. This cash consideration may be subject to change based on appraisal proceedings that the minority shareholders of Uniwheels will be entitled to initiate. The aggregate equity purchase price of the Acquisition (assuming an exchange rate of 1.00 Dollar = 3.74193 Polish Zloty) will be approximately $781 million, subject to the number of shares tendered and any change in share price due to the appraisal proceedings. We will update the acquisition note in the fourth quarter to reflect the DPLTA purchase price. For each share that is not tendered, Superior will be obligated to pay a guaranteed annual dividend of Euro 3.23 as long as the DPLTA is in effect.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have included or incorporated by reference in this Quarterly Report on Form 10-Q (including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and from time to time our management may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Act of 1934. These forward-looking statements are based upon management’s current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and potential liability for environmental-related matters. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to” and similar expressions. These statements include our belief regarding general automotive industry and market conditions and growth rates, as well as general domestic and international economic conditions.

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the company, which could cause actual results to differ materially from such statements and from the company’s historical results and experience. These risks, uncertainties and other factors include, but are not limited to, those described in Part I - Item 1A - “Risk Factors” and Part II - Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2016 and Part II - Item 1A - “Risk Factors” and Part I - Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and elsewhere in the Quarterly Report and those described from time to time in our other reports filed with the Securities and Exchange Commission, including Part II Item 1A – “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 25, 2017.

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

Executive Overview

Overview of Superior

Our principal business is the design and manufacture of aluminum wheels for sale to the original equipment manufacturers (OEMs) in North America and Europe and aftermarket suppliers in Europe. We believe we are the #1 supplier of aluminum wheels to OEMs in North America and #3 in Europe following the acquisition of Uniwheels. Our major customers include Ford Motor Company (“Ford”), General Motors (“GM”), Toyota Motor Corporation (“Toyota”), Audi, Mercedes-Benz and The Volvo Group (“Volvo”), which make up more than two-thirds of our total sales. We also believe we are the #1 aftermarket supplier of aluminum wheels in Europe following the acquisition of Uniwheels. Superior has nine manufacturing facilities in North America and Europe.

Strategic Direction

We strive to be a provider of world-class products to the global mobility industry and to be best-in-class in the markets we serve (OEM, Aftermarket, Motorsports). In order to improve our strategic position, we have augmented our product portfolio with wheels containing higher technical content and greater differentiation. We continue to invest in new manufacturing processes targeting the more sophisticated finishes and larger diameter products which typically have more value. Currently, we are constructing a physical vapor deposition (“PVD”) finishing facility that creates bright chrome-like finishes that are produced with an environmentally safe process. The addition of PVD wheel coating capability and capacity will be completed during 2017 and will be operational in 2018. We believe this direction is consistent with the trend of the market and needs of our customers. In May 2017, we closed a highly complementary acquisition of Uniwheels AG to further our strategic mission to become the global innovative leader in the aluminum wheel industry.

Acquisition

We announced on March 23, 2017 that we had entered into various agreements to commence a tender offer to acquire 100 percent of the outstanding equity interests of Uniwheels through the Acquisition Sub. In the first step of the acquisition, on March 23, 2017, Superior obtained a commitment from the owner of approximately 61 percent of the outstanding stock of Uniwheels, UNIWHEELS Holdings (Malta) Ltd., which irrevocably agreed to tender its shares. Since the remaining ownership of Uniwheels is listed on the Warsaw Stock Exchange, the acquisition was required to be carried out in accordance with the Polish Act of 29 July 2005 on Public Offerings and the Conditions for Introducing Financial Instruments to Organized Trading and Public Companies (the “Public Offering Act”). On May 30, 2017, Superior acquired 92.3 percent of the outstanding stock of Uniwheels for approximately $703.0 million. Subsequently, Superior purchased in August another tranche of shares for $10.5 million at a price of Polish Zloty 247.87 per share, bringing Superior’s total ownership of the Uniwheels shares to 93.5 percent.

The aggregate equity purchase price of the acquisition assuming the remaining 6.5 percent of Uniwheels’ stock is acquired for cash consideration of Polish Zloty 247.87 per share, the price paid to Uniwheels’ shareholders at an exchange rate of 1.00 Dollar = 3.74193 Polish Zloty will be approximately $778.0 million.

We entered into foreign currency hedges prior to the closing of the First Step Acquisition intended to reduce currency risk associated with the settlement of the Tender Offer. The net benefit of the Hedging Transactions to Superior reduces the total anticipated purchase price of the Acquisition to $766.2 million.

Uniwheels is one of the leading manufacturers of OEM aluminum wheels for passenger cars and light-duty vehicles in Europe and is one of the few technological leaders in the worldwide aluminum wheel industry. Uniwheels is a leading manufacturer and supplier of wheels to OEMs in Europe, including Audi, Mercedes-Benz, Volvo, Volkswagen, BMW, Honda Motor Company, Ltd. (“Honda”), Jaguar/Land Rover, Peugeot, Porsche AG (“Porsche”) and Suzuki Motor Corporation (“Suzuki”). Uniwheels is also the market-leading manufacturer of alloy wheels for the automotive aftermarket in Europe. The aftermarket wheels include the well-known brands ATS, RIAL, ALUTEC and ANZIO. Uniwheels develops production prototypes for automotive and motorsports. Uniwheels has four production facilities, three of which are located in Poland and one which is located in Germany. Additionally, the headquarters for Uniwheels is located in Germany.

The combination of Superior and Uniwheels will create what we estimate will be the world’s second largest producer of aluminum wheels for the OEM automotive market, with combined annual manufacturing capacity of approximately 23 million wheels. The increased scale of the combined business creates a stronger platform from which to invest in the future for growth, new technology and operational excellence to better serve our customers. Additionally, Uniwheels aftermarket business brings an opportunity to expand into North America. A basic profile comparing Superior and Uniwheels is shown below.

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

Additional Week in Third Quarter

In the past, Superior has used a 4-4-5 convention for our fiscal quarters, which are thirteen week periods (referred to as quarters) ending on the last Sunday of each calendar quarter. Each fiscal year for the last three years has included 52 weeks. Fiscal 2017 is a 53 week fiscal year and as a consequence one quarter, typically the fourth quarter, has fourteen weeks. Uniwheels, our European operations, is based on a calendar year end. Consequently, to more closely align our third quarter end dates, we have adjusted the quarter-end date of our North American operations to October 1, 2017 from September 24, 2017, resulting in a fiscal quarter consisting of fourteen weeks (referred to either as the quarter or three months ended October 1, 2017).    This modification to the third quarter timing aligns the North American Operations within one day of the European operations, which closed on September 30, 2017. Therefore, in the third quarter there is a slight difference in timing of close of our two operations that is deemed to be insignificant. The year ends of our North American and European operations will align in the fourth quarter ending on December 31, 2017. Starting in 2018 both our North American and European operations will be on a calendar year end with each month ending on the last day of the month. We estimate that the additional week of results of our North America operations added approximately $13 to $14 million in additional sales for the third quarter of 2017.

Listed in the table below are several key indicators we use to monitor our financial condition and operating performance.

Results of Operations

	Three Months Ended
Selected data	October 1, 2017	Percent of Net Sales	September 25, 2016	Percent of Net Sales	Change
(Dollars in thousands, except per share amounts)
Net sales
North America	$180,100	54.3%	$175,580	100.0%	$4,520
Europe	151,304	45.7%	—	—	151,304

Net sales	331,404	100.0%	175,580	100.0%	155,824
Cost of sales	307,511	92.8%	164,537	93.7%	142,974
Restructuring (recovery) costs	—	—	62	—	(62)

Gross profit	23,893	7.2%	10,981	6.3%	12,912
Selling, general and administrative	18,135	5.5%	5,731	3.3%	12,404
Interest (expense) income, net	(13,422)	(4.1)%	41	—	(13,463)
Other income (expense), net	3,082	0.9%	(381)	(0.2)%	3,463
Change in fair value of redeemable preferred stock embedded derivative liability	4,081	1.2%	—	—	4,081
Benefit (provision) for income taxes	3,355	1.0%	1,064	0.6%	2,291

Consolidated net income (loss)	2,854	0.9%	5,974	3.4%	(3,120)
Less: Net loss attributable to non-controlling interest, net of tax	(239)	(0.1)%	—	—	$(239)

Net income (loss) attributable to Superior	$2,615	0.8%	$5,974	3.4%	$(3,359)

Value added sales *	$187,436	56.6%	$98,799	56.3%	$88,637

Adjusted EBITDA *	$43,006	13.0%	$13,770	7.8%	$29,236

Diluted (loss) income per share	$(0.22)		$0.23		$(0.45)

Unit shipments in thousands	5,008		2,912		2,096

*	For Non-GAAP financial measures refer to the definition of the terms and a reconciliation to the most comparable GAAP measure in the “Non-GAAP Financial Measures” section.

Net sales for the third quarter of 2017 increased in comparison to the third quarter of 2016 due to the inclusion of three months of sales of our European operations from Uniwheels. Our North American sales also increased by $4.5 million in the third quarter of 2017 due mainly to the inclusion of one additional week in the third quarter of 2017.

Consolidated cost of sales increased in the second quarter of 2017 in comparison to the third quarter of 2016 due to the inclusion of three months of our European operations. Cost of sales in our North American operations increased in the third quarter of 2017 due mainly to increased raw material costs of aluminum, higher energy costs and repair costs. The increase in aluminum cost is driven by higher market prices and is mainly passed through to the customer. Higher costs for repairs and maintenance and supplies and small tools reflect our continued focus on preventive maintenance programs.

Selling, general and administrative expenses for the third quarter of 2017 increased significantly in comparison to the third quarter of 2016 due to the inclusion of three months of our European operations, an extra week of results in North America and also due to consulting and legal costs related mainly to the integration of the acquisition. The total integration and acquisition costs for the third quarter of 2017 were $5.4 million.

Net interest (expense) income for the third quarter of 2017 was expense of $13.4 million and income of less than $0.1 million for the third quarter of 2016. Interest expense increased in the third quarter of 2017 due to the new debt incurred to finance the Uniwheels acquisition.

Net other income was $3.1 million in the third quarter of 2017 and other expense of $0.4 million in the third quarter of 2016. The change in other income was due to the fluctuation of foreign exchange gains and losses between the current year third quarter and the prior year third quarter.

During the third quarter of 2017 we recognized a $4.1 million change in the fair value of the redeemable preferred stock embedded derivative liability. The beginning fair value of the embedded derivative liability was measured as of the date of issuance, May 22, 2017. During the third quarter the fair value of the embedded derivative liability decreased due mainly to the decline in the stock price.

The income tax benefit for the three months ended October 1, 2017, was $3.4 million on a pre-tax loss of $0.5 million. The effective tax rate for the three months ended October 1, 2017 was a tax benefit due to the blend of earnings and losses in various jurisdictions with varying tax rates. The income tax benefit for the three months ended September 25, 2016, was $1.1 million, on a pre-tax income of $4.9 million. The effective tax rate for the three months ended September 25, 2016 were lower than the statutory rate due to earnings in countries with tax rates lower than the U.S. statutory rate.

Net income (loss) attributable to Superior in the third quarter of 2017 was $2.6 million resulting in a loss of $0.22 per diluted share due to $8.2 million of preferred stock dividends (including deemed dividends of $4.1 million – refer to “Note 13, Redeemable Preferred Shares” of our Condensed Consolidated Financial Statements (Unaudited)) deducted in computing loss per diluted share, compared to net income in the third quarter of 2016 of $6.0 million, or $0.23 per diluted share. The decrease in net income in the current year was due to integration expenses, acquisition-related expenses and operational inefficiencies.

Segment Sales and Income from Operations

	Three Months Ended
	October 1, 2017	September 25, 2016	Change
(Dollars in thousands)
Selected data
Net sales
North America	$180,100	$175,580	$4,520
Europe	151,304	—	151,304

Total net sales	$331,404	$175,580	$155,824

Income from Operations
North America	$1,413	$5,250	$(3,837)
Europe	4,345	—	4,345

Total income from operations	$5,758	$5,250	$508

North America

In the third quarter of 2017, net sales of our North American plants increased due to a slight increase in volume, higher aluminum prices and a favorable mix of higher selling wheels. The sales increased $4.5 million in the third quarter of 2017 due to the inclusion of an additional week of North American results in the third quarter of 2017 offset by lower shipments.    The increase in unit sales was mainly driven by increases at Ford, FCA, Subaru and Toyota, partially offset by decreased unit sales at BMW, GM, and Nissan.

During the third quarter of 2017, the company incurred $10.1 million of costs associated with consulting, legal costs, and employee transition costs, which were related to the acquisition and integration of Uniwheels. In addition, we continued to invest in our machinery through higher levels of maintenance than in past years to alleviate the production issues that we have experienced since the second quarter of 2016.

Europe

We acquired the Uniwheels business on May 30, 2017, which comprises our European operations. As a result, we have included three months of Uniwheels operations in our consolidated statement of operations for the three months ended October 1, 2017. During the three months of 2017 included in operating results, the European operations sales increased over the same period last year. The third quarter of 2017 income from operations included three months compared to nothing in the previous year due to timing of the acquisition. Income from operations for this period included purchase accounting adjustments related to intangibles amortization, depreciation and inventory and other expenses related to the acquisition and integration of the business.

	Nine Months Ended
Selected data	October 1, 2017	Percent of Net Sales	September 25, 2016	Percent of Net Sales	Change
(Dollars in thousands, except per share amounts)
Net sales
North America	$541,218	72.5%	$544,354	100.0%	$(3,136)
Europe	205,034	27.5%	—	—%	205,034

Net sales	746,252	100.0%	544,354	100.0%	201,898
Cost of sales	682,920	91.5%	475,869	87.4%	207,051
Restructuring costs	130	—	249	0.1%	(119)

Gross profit	63,202	8.5%	68,236	12.5%	(5,034)
Selling, general and administrative	55,498	7.4%	24,724	4.5%	30,774
Interest (expense) income, net	(28,447)	(3.8)%	152	—	(28,599)
Other income (expense), net	10,220	1.4%	(486)	(0.1)%	10,706
Change in fair value of redeemable preferred stock embedded derivative liability	4,081	0.5%	—	—	4,081
Benefit (provision) for income taxes	4,880	0.6%	(9,576)	(1.8)%	14,456

Consolidated net (loss) income	(1,562)	(0.2)%	33,602	6.2%	(35,164)
Less: net loss attributable to non-controlling interest, net of tax	8	—	—	—	8

Net (loss) income attributable to Superior	$(1,554)	(0.2)%	$33,602	6.2%	$(35,156)

Value added sales *	$413,278	55.4%	$302,328	55.5%	$110,950

Adjusted EBITDA *	$91,360	12.2%	$69,817	12.8%	$21,543

Diluted (loss) income per share	$(0.50)		$1.31		$(1.81)

Unit shipments in thousands	11,645		9,163		2,482

*	For Non-GAAP financial measures refer to the definition of the terms and reconciliation to the most comparable GAAP measure in the “Non-GAAP Financial Measures” section.

Net sales for the first nine months of 2017 increased in comparison to the first nine months of 2016 due to the inclusion of four months of sales of our European operations. North American sales decreased by $3.1 million in the first nine months of 2017 due mainly to a decrease in volume resulting from lower unit sales with Ford, GM and FCA, partially offset by increased sales at Nissan and Subaru.

Similarly, cost of sales for the first nine months of 2017 increased significantly due to the inclusion of four months of cost from our new European operations. In addition, an increase in aluminum costs driven by higher market prices resulted in higher cost of sales in our North American operations, which is mainly passed through to the customer.

Selling, general and administrative expenses for the first nine months of 2017 also increased significantly in comparison to the first nine months of 2016 due to the inclusion of four months of our European operations and $25.0 million of acquisition and integration expenses related to the acquisition.

Net interest expense in the first nine months of 2017 was $28.4 million while the company recognized $0.2 million of net interest income in the first nine months of 2016. Interest expense increased in the first nine months of 2017 due to the new debt issued to finance the acquisition.

Net other income was $10.2 million in the first nine months of 2017 and net other expense was $0.5 million in the first nine months of 2016. The significant increase was due to foreign exchange gains of $5.9 million in the first nine months of 2017 (including an acquisition related foreign exchange gain), as compared to foreign exchange losses of $0.4 million in the first nine months of 2016. We also recognized a $0.5 million gain on sale of our minority interest in Synergies Casting Limited, a private aluminum wheel manufacturer based in Visakhapatnam, India

During the first nine months of 2017 we recognized a $4.1 million change in the fair value of our redeemable preferred stock embedded derivative liability. The beginning fair value of the embedded derivative liability was measured as of the date of issuance, May 22, 2017, and did not significantly change in the remainder of the second quarter. During the third quarter the fair value of the embedded derivative liability decreased primarily due to the decline in our stock price.

The income tax benefit for the nine months ended October 1, 2017, was $4.9 million on a pre-tax loss of $(6.4) million, representing an effective income tax rate of 75.8 percent. The effective tax rate for the nine months ended October 1, 2017 was a tax benefit due to the blend of earnings and losses in various jurisdictions with varying tax rates. The income tax provision for the nine months ended September 25, 2016, was $9.6 million, representing an effective income tax rate of 22.2 percent. The effective tax rate for the nine months ended September 25, 2016 was lower than the statutory rate due to earnings in countries with tax rates lower than the U.S. statutory rate.

Net (loss) income attributable to Superior in the first nine months of 2017 was $1.6 million, or $0.50 per diluted share, compared to net income in the first nine months of 2016 of $33.6 million, or $1.31 per diluted share.

Segment Sales and Income from Operations

	Nine Months Ended
	October 1, 2017	September 25, 2016	Change
(Dollars in thousands)
Selected data
Net Sales
North America	$541,218	$544,354	$(3,136)
Europe	205,034	—	205,034

Total net sales	$746,252	$544,354	$201,898

Income (loss) from Operations
North America	$4,260	$43,512	$(39,252)
Europe	3,444	—	3,444

Total income from operations	$7,704	$43,512	$(35,808)

North America

In the first nine months of 2017, net sales of our North America plants decreased due mainly to a unit shipment decline reflecting the overall industry reduction in unit shipments and the timing of newer products going to market. On a customer level perspective, sales decreased at Ford, GM and FCA, partially offset by increased sales at Nissan and Subaru.

During the first nine months of 2017, the company incurred $24.1 million of additional costs relating to the acquisition and integration of the Uniwheels business, partially offset by an acquisition related foreign exchange gain of $8.2 million. We continued to invest in our machinery through higher levels of maintenance than in past years to alleviate the production issues that we have experienced since the second quarter of 2016.

Europe

We acquired the Uniwheels business on May 30, 2017, which comprises our European operations. As a result, we have included four months of Uniwheels operations in our consolidated statement of operations for the nine months ended October 1, 2017. During the four months of 2017 included in operating results, the European operations sales increased over the same period last year. The first nine months of 2017 income from operations included four months compared to nothing in the previous year due to timing of the acquisition. Income from operations for this period included purchase accounting adjustments related to intangibles amortization, depreciation, inventory, and other expenses related to the acquisition and integration of the business ($20.7 million).

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity primarily include cash, cash equivalents and short-term investments, net cash provided by operating activities, our senior notes and borrowings under available debt facilities and, from time to time, other external sources of funds. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $236.5 million and 2.4:1, respectively, at October 1, 2017, versus $168.1 million and 3.0:1 at December 31, 2016. As of October 1, 2017, our cash, cash equivalents and short-term investments totaled $31.2 million compared to $58.5 million at December 31, 2016.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, proceeds from the exercise of stock options or existing cash, cash equivalents and short-term investments, and we believe these sources will continue to meet our capital requirements in the foreseeable future.

The following table presents a summary of the change in cash and cash equivalents in the periods presented:

(Dollars in thousands)	Nine Months Ended
	October 1, 2017	September 25, 2016	Change
Net cash provided by operating activities	$17,170	$39,261	$(22,091)
Net cash used in investing activities	(757,932)	(29,964)	(727,968)
Net cash provided by (used in) financing activities	712,559	(25,694)	738,253
Effect of exchange rate changes on cash	841	162	679

Net decrease in cash and cash equivalents	$(27,362)	$(16,235)	$(11,127)

Operating Activities

Net cash provided by operating activities was $17.2 million for the nine month period ended October 1, 2017, compared to net cash provided by operating activities of $39.3 million for the comparable period a year ago. The decrease in cash flow provided by operating activities was mainly due to lower net income, which was mainly related to the acquisition-related fees, and an increase in inventory, receivable and other assets, partially offset by increases in trade payables and accrued liabilities during the first nine months of 2017.

Investing Activities

Net cash used in investing activities was $757.9 million for the first nine months of 2017 compared to $30.0 million in the comparable period last year. Net cash used in investing activities was higher in 2017 primarily due to the Uniwheels acquisition.

Financing Activities

Net cash provided by financing activities was $712.6 million for the first nine months of 2017 compared to net cash used in financing activities of $25.7 million in the comparable period last year. Net cash provided by financing activities was higher in 2017 due to debt issued to finance the Uniwheels acquisition.

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

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
(Dollars in thousands)
Net Sales	$331,404	$175,580	$746,252	$544,354
Less, aluminum value and outside service provider costs	(143,968)	(76,781)	(332,974)	(242,026)

Value added sales	$187,436	$98,799	$413,278	$302,328

Adjusted EBITDA is a key measure that is not calculated according to U.S. GAAP. Adjusted EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, amortization, acquisition costs, restructuring and other closure costs and impairments of long-lived assets and investments, and non-controlling interest. In the second quarter, we excluded the earnings or loss allocable to non-controlling interest from Adjusted EBITDA; however, it was determined in the third quarter that it would be more meaningful to financial statement users to include the earnings or loss allocable to non-controlling interest in EBITDA. We use Adjusted EBITDA as an important indicator of the operating performance of our business. We use Adjusted EBITDA in our internal financial forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors and evaluating short-term and long-term operating trends in our operations. We believe the Adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures used to manage our business, to evaluate our performance compared to prior periods and the marketplace and to establish operational goals. We believe that these non-GAAP financial measures are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with U.S. GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies.

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

The following table reconciles our net income, the most directly comparable GAAP financial measure, to our Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	October 1, 2017	September 25, 2016	October 1, 2017	September 25, 2016
(Dollars in thousands)
Net (loss) income	$2,854	$5,974	$(1,562)	$33,602
Interest expense (income), net	13,422	(41)	28,447	(152)
Income tax provision (benefit)	(3,355)	(1,064)	(4,880)	9,576
Depreciation	17,350	8,607	36,695	25,888
Amortization	6,737		9,052
Acquisition support, integration and purchase accounting	10,079	—	27,572	—
Change in fair value of redeemable preferred stock embedded derivative liabilities	(4,081)	—	(4,081)	—
Closure costs (excluding accelerated depreciation)		294	117	903

Adjusted EBITDA	$43,006	$13,770	$91,360	$69,817

Adjusted EBITDA as a percentage of net sales	13.0%	7.8%	12.2%	12.8%
Adjusted EBITDA as a percentage of value added sales	22.9%	13.9%	22.1%	23.1%

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

Risk Management

We are subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive global nature of the industry in which we operate, changing commodity prices for the materials used in the manufacture of our products, fluctuating foreign currency exchange rates, and the development of new products.

We have operations in Mexico with sale and purchase transactions denominated in both Pesos and dollars. The Peso is the functional currency of certain of our operations in Mexico. The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican Peso, the value of which increased 11.9 percent in relation to the U.S. dollar in the first nine months of 2017. Foreign currency translation gains totaled $9.9 million in the first nine months of 2017 and foreign currency translation losses totaled $0.6 million during the first nine months of 2016. All translation gains and losses are included in other income (expense) in the condensed consolidated statements of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican Peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at October 1, 2017 of $109.3 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income.

We also have operations in Europe with sale and purchase transactions denominated in Euros and Zlotys. The Euro is the functional currency of our operations in Europe. A significant component of our European production operations are located in Poland. The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in Zlotys. The value of the Euro has increased 5.7 percent in relation to the U.S. dollar in the four months following the acquisition of Uniwheels ended October 1, 2017. During that same period the value of the Zloty has decreased 1.0% in relation to the Euro. Foreign currency translation losses totaled $4.0 million in the first nine months of 2017. All transaction gains and losses are included in other income (expense) in the condensed consolidated statements of operations.

As it relates to foreign currency translation gains and losses, the Euro has experienced periods of relative stability in value. The impact of changes in value relative to our European operations resulted in a cumulative unrealized translation gain at October 1, 2017 of $35.6 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income.

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

In accordance with our corporate risk management policies, we may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our material foreign exchange exposures in Mexico, for up to approximately 48 months. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. We do not use derivative contracts for trading, market-making, or speculative purposes. For additional information on our derivatives, see Note 5, “Derivative Financial Instruments” in Notes to Condensed Consolidated Financial Statements in Item 1.

At October 1, 2017, the fair value net asset of foreign currency exchange derivatives for the Peso was $1.8 million. The potential loss in fair value for such financial instruments from a 10 percent adverse change in quoted foreign currency exchange rates would be $18.1 million at October 1, 2017.

During the first nine months of 2017, the Mexican Peso to U.S. dollar exchange rate averaged 18.97 Pesos to $1.00. Based on the balance sheet at October 1, 2017 the value of net assets for our operations in Mexico was 2,458 million pesos. Accordingly, a 10 percent change in the relationship between the peso and the U.S. dollar would result in a translation impact of $13.0 million, which would be recognized in other comprehensive income.

At October 1, 2017, the fair value net liability of foreign currency exchange derivatives for the Zloty was $0.3 million. The potential loss in fair value for such financial instruments from a 10 percent adverse change in quoted foreign currency exchange rates would be $10.2 million at October 1, 2017.

Since May 30, 2017, the Euro to U.S. dollar exchange rate averaged 0.8612 Euros to $1.00. Based on the balance sheet at October 1, 2017 the value of net assets for our operations in Europe was 679.4 million Euros. Accordingly, a 10 percent change in the relationship between the Euro and the U.S. dollar would result in a translation impact of $78.9 million, which would be recognized in other comprehensive income.

Our business requires us to settle transactions between currencies in both directions - i.e., Peso, Euro and Zloty to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” For the first nine months of 2017, we had a $5.9 million net foreign exchange transaction gain related to the Peso, Euro and Zloty. The net imbalance between currencies depends on many factors including but not limited to, the company’s business model, location of production operations and associated currencies, and geographic distribution sales activity and associated currencies. While changes in the terms of the contracts with our customers may create an imbalance between currencies that we are hedging with foreign currency forward contracts, there can be no assurances that our hedging program will effectively offset the impact of the imbalance between currencies or that the net transaction balance will not change significantly in the future.

Commodity Purchase Commitments. When market conditions warrant, we enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. However, we do not enter into derivatives or other financial instrument transactions for speculative purposes. At October 1, 2017, we had no purchase commitments in place for the delivery of aluminum, natural gas or other raw materials in 2017.

Also see Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” in Part II of our 2016 Annual Report on Form 10-K and Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We acquired Uniwheels on May 30, 2017 and are is in the process of reviewing and evaluating their internal controls as a part of the process of aligning and integrating the business and operations.    SEC guidance allows companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of acquisition while integrating the acquired company. Accordingly, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include internal control over financial reporting relating to Uniwheels. Uniwheels constituted 64.5 percent of our total assets as of October 1, 2017 (including the goodwill and intangible assets recorded as part of the purchase accounting), and 46.0 percent and 27.7 percent of our net sales for the three and nine months ended October 1, 2017, respectively.

The company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 1, 2017. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

With the exception of the Uniwheels acquisition, there has been no change in our internal control over financial reporting during the fiscal quarter ended October 1, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 30, 2017, Superior acquired 92.3 percent of the outstanding stock of Uniwheels, resulting in Uniwheels becoming a wholly-owned subsidiary of Superior. In addition, on June 15, 2017, Superior issued the Notes. As a result of the Acquisition and the related financing actions, the company restated its risk factors in Part II – Item 1A of our June 25, 2017 quarterly report. The June 25, 2017 risk factors supersede the risk factors disclosed in Part I - Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 25, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No share repurchases during the third quarter.

Item 6. Exhibits

3.1	Amended and Restated Bylaws of Superior Industries International, Inc., effective as of October 25, 2017 (incorporated by reference to Exhibit 3.1 to the registrants Form 8-K filed on October 30, 2017).

10.1*	Offer Letter of Employment, dated April 28, 2017 between Superior Industries International, Inc. and Robert Tykal (filed herewith).

10.2*	Offer Letter of Employment, dated July 28, 2017 between Superior Industries International, Inc. and Joanne Finnorn (filed herewith).

31.1	Certification of Donald J. Stebbins, Chief Executive Officer and President, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Nadeem Moiz, Executive Vice President and Chief Financial Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Donald J. Stebbins, Chief Executive Officer and President, and Nadeem Moiz, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T).

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date: November 13, 2017	/s/ Donald J. Stebbins
Donald J. Stebbins Chief Executive Officer and President

Date: November 13, 2017	/s/ Nadeem Moiz
Nadeem Moiz Executive Vice President and Chief Financial Officer