Form 10-Q
period 2018-03-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2018-05-09
CIK 95552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

(248) 352-7300

Registrant’s Telephone Number, Including Area Code:

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

Number of shares of common stock outstanding as of May 7, 2018: 25,006,001

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

Three months ended	March 31, 2018	March 26, 2017
NET SALES	$386,448	$174,220
Cost of sales:
Cost of sales	336,457	154,808
Restructuring costs	—	208

	336,457	155,016

GROSS PROFIT	49,991	19,204
Selling, general and administrative expenses	22,357	15,260

INCOME FROM OPERATIONS	27,634	3,944
Interest expense, net	(11,857)	(296)
Other expense, net	(2,988)	(348)
Change in fair value of redeemable preferred stock embedded derivative	898	—

INCOME BEFORE INCOME TAXES	13,687	3,300
Income tax provision	(3,370)	(198)

NET INCOME	10,317	3,102

EARNINGS PER SHARE – BASIC	$0.07	$0.12

EARNINGS PER SHARE – DILUTED	$0.07	$0.12

DIVIDENDS DECLARED PER SHARE	$0.09	$0.18

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

Superior Industries International, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

Three months ended	March 31, 2018	March 26, 2017

Net income attributable to Superior	$10,317	$3,102

Other comprehensive income, net of tax:
Foreign currency translation gain, net of tax	20,904	9,050

Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	17,672	17,394
Tax provision	(3,762)	(335)

Change in unrecognized gains (losses) on derivative instruments, net of tax	13,910	17,059

Defined benefit pension plan:
Amortization of actuarial loss	109	92
Tax provision	(22)	(24)

Pension changes, net of tax	87	68

Other comprehensive income, net of tax	34,901	26,177

Comprehensive income	$45,218	$29,279

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$23,334	$46,360
Short-term investments	750	750
Accounts receivable, net	197,522	160,167
Inventories	183,264	173,999
Income taxes receivable	10,075	6,929
Other current assets	33,853	29,178

Total current assets	448,798	417,383
Property, plant and equipment, net	552,152	536,686
Deferred income tax assets, net	56,953	54,302
Goodwill	312,441	304,805
Intangibles	201,559	203,473
Other non-current assets	45,898	34,603

Total assets	$1,617,801	$1,551,252

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,330	$118,424
Short term debt	3,280	4,000
Accrued expenses	75,968	68,786
Income taxes payable	1,703	3,849

Total current liabilities	208,281	195,059
Long-term debt (less current portion)	687,120	679,552
Embedded derivative liability	3,787	4,685
Non-current income tax liabilities	14,834	5,731
Deferred income tax liabilities, net	29,268	28,539
Other non-current liabilities	45,817	47,269
Mezzanine equity:
Preferred stock, $.01 par value
Authorized – 1,000,000 shares; issued and outstanding – 150,000 shares (150,000 shares at December 31, 2017)	148,863	144,694
Uniwheels noncontrolling redeemable equity	55,551	—
Shareholders’ equity:
Common stock, $.01 par value
Authorized—100,000,000 shares; issued and outstanding – 24,984,791 shares (24,917,025 shares at December 31, 2017)	86,259	89,755
Accumulated other comprehensive loss	(54,220)	(89,121)
Retained earnings	392,241	393,146

Superior shareholders’ equity	424,280	393,780
Noncontrolling interests	—	51,943

Total shareholders’ equity	424,280	445,723

Total liabilities, mezzanine and shareholders’ equity	$1,617,801	$1,551,252

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	March 31,	March 26,
Three months ended	2018	2017
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$14,361	$(1,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(22,674)	(16,823)
Acquisition of Uniwheels, net of cash acquired	(17)	—
Proceeds from sales of fixed assets	—	2

NET CASH USED IN INVESTING ACTIVITIES	(22,691)	(16,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt repayment	(1,819)	—
Cash dividends paid	(9,452)	(4,511)
Cash paid for common stock repurchase	—	(5,014)
Payments related to tax withholdings for stock-based compensation	(607)	(955)
Proceeds from borrowings on revolving credit facility	26,100	—
Repayments of borrowings on revolving credit facility	(26,100)	—

NET CASH USED IN FINANCING ACTIVITIES	(11,878)	(10,480)

Effect of exchange rate changes on cash	(2,818)	(80)

Net decrease in cash and cash equivalents	(23,026)	(28,958)
Cash and cash equivalents at the beginning of the period	46,360	57,786

Cash and cash equivalents at the end of the period	$23,334	$28,828

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements

Superior Industries International, Inc.

Condensed Consolidated Statement of Shareholders’ Equity

(Dollars in thousands)

(Unaudited)

	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Non-controlling Interest	Total
Balance at December 31, 2017	24,917,025	$89,755	$(8,498)	$(5,257)	$(75,366)	$393,146	$51,943	$445,723
Net income	—	—	—	—	—	10,317	—	10,317
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	13,910	—	—	—	—	13,910
Change in employee benefit plans, net of taxes	—	—	—	87	—	—	—	87
Net foreign currency translation adjustment	—	—	—	—	20,904	—	—	20,904
Restricted stock awards granted, net of forfeitures	67,766	—	—	—	—	(330)	—	(330)
Stock-based compensation expense	—	129	—	—	—	—	—	129
Cash dividends declared ($0.09 per share)	—	—	—	—	—	(2,250)	—	(2,250)
Redeemable preferred dividend and accretion	—	—	—	—	—	(8,069)	—	(8,069)
Reclassification to Uniwheels non-controlling redeemable equity	—	—	—	—	—	—	(51,943)	(51,943)
Adjust Uniwheels non-controlling redeemable equity to redemption value	—	(3,625)	—	—	—	—	—	(3,625)
Dividends to Uniwheels non-controlling redeemable equity	—	—	—	—	—	(573)	—	(573)

Balance at March 31, 2018	24,984,791	$86,259	$5,412	$(5,170)	$(54,462)	$392,241	$—	$424,280

Superior Industries International, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

Note 1 – Nature of Operations

The principal business of Superior Industries International, Inc. (referred to herein as the “company” or “we,” “us” and “our”) is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) and aftermarket customers. We are one of the largest suppliers of cast aluminum wheels to the world’s leading automobile and light truck manufacturers, with manufacturing operations in the United States, Mexico, Germany and Poland. Our OEM aluminum wheels are sold primarily for factory installation, as either standard equipment or optional equipment, on vehicle models manufactured by Audi, BMW, Fiat Chrysler Automobiles N.V. (“FCA”), Ford, General Motors (“GM”), Jaguar-Land Rover, Mercedes-Benz, Mitsubishi, Nissan, Subaru, Tesla, Toyota, Volkswagen and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a global presence and influence with North American, European and Asian OEMs. With the acquisition of Uniwheels AG (“Uniwheels” or our “European operations”), on May 30, 2017, we diversified our customer base from predominately North American OEMs (e.g. Ford and G.M.) to a global customer base of OEMs (e.g. Audi and Mercedes-Benz). As a result of the acquisition, we have determined that our North American and European business should be treated as separate reportable segments as further described in Note 7, “Business Segments.”

Note 2 – Presentation of Condensed Consolidated Financial Statements

Presentation

During interim periods, we follow the accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report on Form 10-K”) and apply appropriate interim financial reporting standards for a fair statement of our operating results and financial position in conformity with accounting principles generally accepted in the United States of America, as codified by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC”) (referred to herein as “U.S. GAAP”), as indicated below. Users of financial information produced for interim periods in 2018 are encouraged to read this Quarterly Report on Form 10-Q in conjunction with our consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (“SEC”) in our 2017 Annual Report on Form 10-K.

In the past, Superior has used a 4-4-5 convention for our fiscal quarters, which are thirteen-week periods (referred to as quarters) ending on the last Sunday of each calendar quarter. Therefore, the first quarter in 2017 started on December 26, 2016 and ended on March 26, 2017. Our European operations have historically reported on a calendar year basis, and, beginning on December 31, 2017, both our North American and European operations were reported on a calendar fiscal year with each month ending on the last day of the calendar month. Thus, the first quarter of 2018 ended on March 31, 2018.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for quarterly reports on Form 10-Q and U.S. GAAP and, in our opinion, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated statements of operations for the three month periods ended March 31, 2018 and March 26, 2017, (ii) the condensed consolidated statements of comprehensive income for the three month periods ended March 31, 2018 and March 26, 2017, (iii) the condensed consolidated balance sheets at March 31, 2018 and December 31, 2017, (iv) the condensed consolidated statements of cash flows for the three month periods ended March 31, 2018 and March 26, 2017, and (v) the condensed consolidated statement of shareholders’ equity for the three month period ended March 31, 2018. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP. The condensed consolidated balance sheet as of December 31, 2017, included in this report was derived from our 2017 audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

New Accounting Standards

Adoption of New Accounting Standards

ASU 2014-09, Topic 606,“Revenue – Revenue from Contracts with Customers” (including all related amendments). On January 1, 2018, we adopted “Revenue from Contracts with Customers” and all the related amendments (the “new revenue standard”) to all contracts using the modified retrospective method. Implementation of the standard does not have a material effect on our financial position or results of operations as the company’s method for recognizing revenue under the new standard does not vary significantly from revenue recognition practices under the prior standard.

ASU 2017-12 Improvements to Hedge Accounting Activities.” On January 1, 2018, we adopted the “Targeted Improvements to Accounting for Hedging Activities.” This standard removes the requirement to recognize hedge ineffectiveness in income prior to settlement, allows documentation of hedge effectiveness at inception to be completed by quarter-end, allows qualitative rather than quantitative assessment of effectiveness (subsequent to initial quantitative assessment), allows critical terms match for cash flow hedges of a group of forecasted transactions (if derivatives mature within the same month as transactions), permits use of the “back up” long haul method for hedges initially designated using the short cut method and permits cash flow hedging of a component of purchases and sales of non-financial assets (i.e., commodity price excluding transportation) resulting in higher hedge effectiveness. The standard also permits fair value hedging of the benchmark interest rate component of interest rate risk as well as partial term hedging, permits cash flow hedging of interest rate risk for a contractually specified rate rather than a benchmark rate and permits exclusion of cross currency basis spread in determining effectiveness.

The provisions of this standard apply prospectively so there is no cumulative balance sheet adjustment or restatement associated with adoption of this standard. The principal change in accounting for hedges under this standard is that hedge ineffectiveness (for qualifying hedges subject to hedge accounting) will be recognized in other comprehensive income (rather than earnings) until the hedged item is recognized in earnings, at which point accumulated gains or losses will be recognized in earnings and classified with the underlying hedged expense. In the past, we had applied hedge accounting to our foreign currency hedging activity. The company has elected to apply hedge accounting to aluminum swaps used to hedge the commodity price component of its aluminum purchases for its aftermarket business effective March 1, 2018.

ASU 2016-16, “Classification of Certain Cash Receipts and Cash Payments.” We adopted this standard as of January 1, 2018. The objective of the ASU is to address the diversity in practice in the presentation of certain cash receipts and cash payments in the statement of cash flows. We do not expect this standard to have a material effect on our financial condition or results of operations.

ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” In March 2017, the FASB issued this standard to improve the reporting of net benefit cost in the financial statements. We have adopted this standard as of January 1, 2018. Due to the immateriality of our pension and postretirement costs, this standard does not have a material effect on our financial condition or results of operations. Accordingly, no restatement of previously issued financial statements is necessary and the provisions of this standard will be applied prospectively.

ASU 2017-11, “(Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” The objective of this standard is to reduce the complexity in accounting for certain financial instruments with down round features. When determining whether certain financial instruments should be classified as debt or equity instruments, a down round feature would no longer preclude equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The company has no relevant transactions at the present time. As a result, this standard does not have a material effect on our financial condition or results of operations.

ASU 2017-01, “Clarifying the Definition of a Business.” We have adopted this standard as of January 1, 2018. The objective of the ASU is to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This standard does not have a material effect on our financial condition or results of operations since we have no imminent acquisitions.

ASU 2016-18, “Restricted Cash.” The objective of the ASU is to address the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. This standard does not have a material effect on our financial condition or results of operations since we have no restricted cash balances at the present time.

ASU 2016-16, “Intra-Entity Transfers of Assets Other than Inventory.” The objective of the ASU is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This standard does not have a material effect on our financial condition or results of operations since we have no significant intra-entity transfers other than inventory.

Accounting Standards Issued But Not Yet Adopted

ASU 2016-02, “Leases.” In February of 2016, the FASB issued “Leases”. ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires modified retrospective adoption, with early adoption permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” In January 2017, the FASB issued an ASU entitled “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The objective of the ASU is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” In January 2018, the FASB issued ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Cuts and Jobs Act (“the Act”) related to items in accumulated other comprehensive income (AOCI) that the FASB refers to as having been stranded in AOCI. The new guidance may be applied retrospectively to each period in which the effect of the Act is recognized in the period of adoption. The Company must adopt this guidance for fiscal years beginning after 15 December 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the Act was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit the company the option to reclassify to retained earnings the tax effects resulting from the Act that are stranded in AOCI. We are evaluating the impact this guidance will have on our financial position and statement of operations.

Note 3 – Acquisition

On March 23, 2017, Superior entered into various agreements to commence a tender offer to acquire 100 percent of the outstanding equity interests of Uniwheels (the “Acquisition”) through a newly-formed, wholly-owned subsidiary (the “Acquisition Sub”). The acquisition was effected through a multi-step process as more fully described below.

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

On June 30, 2017, the company announced that it had commenced the delisting and associated tender process for the remaining outstanding shares of Uniwheels. As of July 31, 2017, 153,251 additional shares (representing1.2 percent of Uniwheels shares) were tendered at Polish Zloty 247.87 per share. On December 15, 2017, an additional 75,000 shares (representing 0.6 percent of Uniwheels shares) were tendered at Polish Zloty 262.50 per share.

Superior decided to pursue a Domination Profit and Loss Transfer Agreement (“DPLTA”) without concurrently pursuing a merger/squeeze-out. This approach enables Superior to realize substantial synergies of a consolidated entity without the distraction or expense associated with simultaneously pursuing the purchase of the remaining shares. According to the terms of the DPLTA, Superior AG offered to purchase any further tendered shares for cash consideration of Euro 62.18, or approximately Polish Zloty 264 per share. This cash consideration may be subject to change based on appraisal proceedings that the minority shareholders of Uniwheels have initiated. Because the aggregate equity purchase price of the Acquisition (assuming an exchange rate of 1.00 Dollar = 3.74193 Polish Zloty) was determined at the time of the initial acquisition, any increase in the resulting price must be reflected as a reduction of paid in capital (common stock). For each share that is not tendered, Superior will be obligated to pay a guaranteed annual dividend of Euro 3.23 as long as the DPLTA is in effect beginning in 2019.

The DPLTA became effective by entry on the commercial registry on January 17, 2018, with retroactive effect as of January 1, 2018. As a result, the carrying value of the noncontrolling interests related to the Uniwheels common shares outstanding of $51.9 million, which was presented as a component of total equity as of December 31, 2017, was reclassified to Uniwheels noncontrolling redeemable equity during the first quarter of 2018. For the period of time that the DPLTA is in effect, the noncontrolling interests related to Uniwheels common shares will remain in Uniwheel noncontrolling redeemable equity and presented outside of stockholders’ equity in the condensed consolidated balance sheets. A total of 223 additional shares were tendered at the DPLTA price of Euro 62.18 in the first quarter of 2018.

The company’s condensed consolidated financial statements include Uniwheels results of operations subsequent to May 30, 2017 (please see Note 7, “Business Segments” for the Uniwheels results included within the condensed consolidated financial statements for the three month period ended March 31, 2018). The company’s condensed consolidated financial statements reflect the purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

During the fourth quarter of 2017, the company obtained an updated valuation of the identifiable assets acquired and the liabilities assumed. The following is the preliminary allocation of the purchase price:

(Dollars in thousands)

Estimated purchase price

Cash consideration	$703,000

Non-controlling interest	63,200

Preliminary purchase price allocation
Cash and cash equivalents	12,296
Accounts receivable	60,580
Inventories	83,901
Prepaid expenses and other current assets	11,859

Total current assets	168,636
Property and equipment	259,784
Intangible assets (1)	205,000
Goodwill	286,249
Other assets	32,987

Total assets acquired	952,656

Accounts payable	61,883
Other current liabilities	40,903

Total current liabilities	102,786
Other long-term liabilities	83,670

Total liabilities assumed	186,456

Net assets acquired	$766,200

(1)	Intangible assets are recorded at estimated fair value, as determined by management based on available information which includes a preliminary valuation prepared by an independent third party. The fair values assigned to identifiable intangible assets were determined through the use of the income approach, specifically the relief from royalty and multi-period excess earnings methods. The major assumptions used in arriving at the estimated identifiable intangible asset values included management’s estimates of future cash flows, discounted at an appropriate rate of return which are based on the weighted average cost of capital for both the company and other market participants. The useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows. The estimated fair value of intangible assets and related useful lives as included in the preliminary purchase price allocation include:

	Estimated Fair Value	Estimated Useful Life (in Years)
(Dollars in thousands)
Brand name	$9,000	5-6
Technology	15,000	4-6
Customer relationships	167,000	6-11
Trade names	14,000	Indefinite

	$205,000

The above goodwill represents future economic benefits expected to be recognized from the company’s expansion into the European wheel market, as well as expected future synergies and operating efficiencies from combining operations with Uniwheels. Acquisition goodwill of $312.4 million (initial balance of $286.2 million, increased for post-acquisition translation adjustments) has been allocated to the European segment.

Note 4 – Revenue

On January 1, 2018, we adopted ASU 2014-09, Topic ASC 606, “Revenue from Contracts with Customers.” Under this new standard, revenue is recognized when performance obligations under our contracts are satisfied. Generally, this occurs upon shipment when control of products transfers to our customers. At this point, revenue is recognized in an amount reflecting the consideration we expect to be entitled to under the terms of our contract.

In accordance with ASC 606, the company disaggregates revenue from contracts with customers into segments, North America and Europe. Revenues by segment for the three months ended March 31, 2018 are summarized in the table below (in thousands):

Three Months Ended
March 31, 2018
North America	204,150
Europe	182,298

Total	$386,448

The company maintains long term business relationships with our OEM customers and aftermarket distributors; however, there are no definitive long-term volume commitments under these arrangements. Volume commitments are limited to near-term customer requirements authorized under purchase orders or production releases generally with delivery periods of less than a month. Sales do not involve any significant financing component since customer payment is generally due 40-60 days after shipment. Payments for tooling are generally due upon customer acceptance. Contract assets and liabilities consist of receivables and deferred revenue related to tooling. When the timing of product delivery is different than payments made by customers, the company recognizes either a contract asset (performance precedes payment) or a contract liability (customer payment precedes performance, such as deferred tooling revenue reimbursement).

At contract inception, the Company assesses goods and services promised in its contracts with customers and identifies a performance obligation for each promise to deliver a good or service (or bundle of goods or services) that is distinct. Principal performance obligations under our customer contracts consist of manufacture and delivery of aluminum wheels, including production parts, service parts and replacement parts. As a part of the delivery of the wheels, we develop tooling necessary to produce the wheels. Accordingly, tooling costs which are explicitly recoverable from our customers are capitalized as preproduction costs and amortized over the average life of the vehicle wheel program (refer to Note 11, “Preproduction Cost Related to Long Term Supply Arrangements”). Customer reimbursement for tooling is deferred and amortized over the life of the vehicle wheel program.

In the normal course of business, the Company does not accept product returns unless the item is defective as manufactured and the company’s warranties are limited to product specifications. Accordingly, warranty costs are treated as a cost of fulfillment subject to accrual under ASC 460, rather than a performance obligation. The Company establishes provisions for estimated returns and warranties. In addition, the Company does not typically provide customers with the right to a refund but provides for product replacement.

Prices allocated to production, service and replacement parts are based on prices established in our purchase orders which represent the standalone selling price. Prices for service and replacement parts are commensurate with production parts with adjustment for any special packaging. Customer tooling reimbursement is generally based on quoted prices or cost not to exceed quoted prices. In addition, prices are subject to retrospective adjustment for changes in commodity prices for certain raw materials, aluminum and silicon, as well as production efficiencies and wheel weight variations from specifications used in pricing. These price adjustments are treated as variable consideration.

We estimate variable consideration by using the “most likely” amount estimation approach. For commodity price fluctuations, estimates are based on the commodity index at contract inception. Prices incorporate the wheel weight price component based on product specifications. Weights are monitored and prices adjusted as variations arise. Price adjustments due to production efficiencies are generally recognized as and when negotiated with customers. Changes in commodity prices are monitored and revenue is adjusted as changes in the commodity index occur. Customer contract prices are generally adjusted quarterly to incorporate retroactive price adjustments. Based on timely accrual, timeliness of contract price adjustments and extensive experience, we do not believe that these adjustments would result in any significant cumulative reversal of revenue.

Revenues are recognized at the point in time when our performance obligations are completed and control generally transfers to the customer. The point in time at which the company transfers control of products to customers occurs generally upon shipment. At this point, title and risk of loss transfer to the customer, payment is due and the customer obtains possession of the goods.

The opening and closing balances of the company’s receivables and current and long-term contract liabilities are as follows (in thousands):

	March 31, 2018	January 1, 2018	Change
Receivables	$188,817	$150,151	$38,666
Contract liabilities - current	5,450	5,736	(286)
Contract liabilities - noncurrent	5,638	5,222	416

The changes in receivables and liability balances primarily result from timing differences between our performance and customer payment. During the three months ended March 31, 2018, the company recognized tooling reimbursement revenue of $1.6 million which had been deferred in prior periods and was included in the current portion of the contract liability (deferred revenue) as of December 31, 2017. The company also recognized revenue of $1.7 million from obligations satisfied in prior periods as a result of retrospective price adjustments arising from changes in commodity prices, production efficiencies or wheel weight.

Under the company’s policies, shipping costs are treated as a cost of fulfillment. In addition, as permitted under a practical expedient relating to disclosure of performance obligations, the company does not disclose remaining performance obligations under its contracts since contract terms are substantially less than a year (generally less than one month)

Note 5 – Fair Value Measurements

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

Derivative Financial Instruments

Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments using industry-standard valuation models such as a discounted cash flow. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, commodity prices and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk. In certain cases, market data may not be available, and we may use broker quotes and models (e.g., Black-Scholes) to determine fair value. This includes situations where there is lack of liquidity for a particular currency or commodity or when the instrument is longer dated. The fair value measurements of the redeemable preferred shares embedded derivatives are based upon Level 3 unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the liability – refer to Note 6,” Derivative Financial Instruments.”

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

The following table categorizes items measured at fair value at March 31, 2018:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
March 31, 2018		(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$750	—	750	—
Cash surrender value	8,136	—	8,136	—
Derivative contracts	12,433	—	12,433	—

Total	21,319	—	21,319	—

Liabilities
Derivative contracts	7,937	—	7,937	—
Embedded derivative liability	3,787	—	—	3,787

Total	$11,724	—	7,937	3,787

The following table categorizes items measured at fair value at December 31, 2017:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
December 31, 2017		(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$750	$—	$750	$—
Cash surrender value	8,040	—	8,040	—
Derivative contracts	6,342	—	6,342	—

Total	15,132	—	15,132	—

Liabilities
Derivative contracts	16,106	—	16,106	—
Embedded derivative liability	4,685	—	—	4,685

Total	$20,791	$—	$16,106	$4,685

The following table summarizes the changes during the first quarter of 2018 in level 3 fair value measurement of the embedded derivative liability relating to the redeemable preferred shares issued in connection with the acquisition of Uniwheels:

Three Months Ended March 31,	2018
(Dollars in thousands)
Change in fair value:
Beginning fair value – December 31, 2017	$4,685
Change in fair value of redeemable preferred stock embedded derivative liability	(898)

Ending fair value at March 31, 2018	$3,787

Note 6 – Derivative Financial Instruments

Debt Instruments

The carrying values of the company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices of these securities (Level 2 input based on the GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the company’s debt instruments are shown below (in thousands):

March 31, 2018
(Dollars in thousands)
Estimated aggregate fair value	$714,431
Aggregate carrying value (1)	713,747

(1)	Long-term debt excluding the impact of unamortized debt issuance costs.

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

To help protect gross margins from fluctuations in foreign currency exchange rates, certain of our subsidiaries, whose functional currency is the U.S. dollar or the Euro, hedge a portion of forecasted foreign currency costs denominated in the Mexican Peso and Polish Zloty, respectively. We may hedge portions of our forecasted foreign currency exposure up to 48 months.

We record all derivatives in the condensed consolidated balance sheets at fair value. Our accounting treatment for these instruments is based on the hedge designation. The cash flow hedges that are designated as hedging instruments are recorded in Accumulated Other Comprehensive Income (“AOCI”) until the hedged item is recognized in earnings, at which point accumulated gains or losses will be recognized in earnings and classified with the underlying hedged expense. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates. At March 31, 2018, the company held derivatives that were designated as hedging instruments as well as derivatives that did not qualify for designation as hedging instruments as discussed below.

Deferred gains and losses associated with cash flow hedges of foreign currency costs are recognized as a component of cost of sales in the same period as the related cost is recognized. Our foreign currency transactions hedged with cash flow hedges as of March 31, 2018, are expected to occur within 1 month to 48 months.

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

Currency option derivative contracts not designated for hedge accounting consist principally of certain option contracts to purchase the Polish Zloty and the Euro and a Euro-U.S. dollar cross currency swap. See Note 3, “Acquisition.”

Redeemable Preferred Stock Embedded Derivative

We have determined that the conversion option embedded in Series A redeemable preferred stock is required to be accounted for separately from the Series A redeemable preferred stock as a derivative liability. Separation of the conversion option as a derivative liability is required because its economic characteristics are considered more akin to an equity instrument and therefore the conversion option is not considered to be clearly and closely related to the economic characteristics of the redeemable preferred stock. This is because the economic characteristics of the redeemable preferred stock are considered more akin to a debt instrument due to the fact that the shares are redeemable at the holder’s option, the redemption value is significantly greater than the face amount, the shares carry a fixed mandatory dividend and the stock price necessary to make conversion more attractive than redemption ($56.324) is significantly greater than the price at the date of issuance ($19.05), all of which lead to the conclusion that redemption is more likely than conversion. For additional information on the redeemable preferred stock, see Note 14, “Redeemable Preferred Shares”.

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

Accordingly, we have recorded an embedded derivative liability representing the combined fair value of the right of holders to receive common stock upon conversion of Series A redeemable preferred stock at any time (the “conversion option”) and the right of the holders to exercise their early redemption option upon the occurrence of a redemption event (the “early redemption option”). The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of redeemable preferred stock embedded derivative liability” financial statement line item of the company’s condensed consolidated statements of operations (see “Note 14, Redeemable Preferred Shares”).

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

The expected volatility of the company’s equity is estimated based on the historical volatility of our common stock. The assumed base case term used in the valuation model is the period remaining until May 22, 2024 (the earliest date at which the holder may exercise its unconditional redemption option). A number of other scenarios incorporate earlier redemption dates to address the possibility of early redemption upon the occurrence of a redemption event. The risk-free interest rate is based on the yield on the U.S. Treasury zero coupon yield curve with a remaining term equal to the expected term of the conversion and early redemption options. The significant assumptions utilized in the company’s valuation of the embedded derivative at March 31, 2018 are as follows: valuation scenario terms between 3.75 and 6.14 years, volatility of 34 percent, risk-free rate of 2.5 percent to 2.6 percent related to the respective assumed terms, a risky bond rate of 19.3 percent and a dividend yield of 2.7 percent.

Based on the foregoing assumptions, the fair value of the redeemable preferred stock embedded derivative liability at March 31, 2018 is $3.8 million and the change in fair value of redeemable preferred stock embedded derivative liability during the first quarter was $0.9 million mainly due to the decline in our stock price and the reduction in the remaining term of the options used in the valuation scenarios due to the months elapsed since issuance.

The following tables display the fair value of derivatives by balance sheet line item at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts and collars designated as hedging instruments	$4,410	7,255	766	2,871
Foreign exchange forward contracts not designated as hedging instruments	766	—	66	—
Aluminum forward contracts designated as hedges	2	—	1,310	—
Cross currency swap not designated as hedging instrument	—	—	2,190	734
Embedded derivative liability	—	—	—	3,787

Total derivative financial instruments	$5,178	7,255	4,332	7,392

	December 31, 2017
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts and collars designated as hedging instruments	$3,065	723	4,922	8,405
Foreign exchange forward contracts not designated as hedging instruments	721	—	206	—
Aluminum forward contracts not designated as hedges	1,833	—	—	—
Cross currency swap not designated as hedging instrument	—	—	1,467	1,106
Embedded derivative liability	—	—	—	4,685

Total derivative financial instruments	$5,619	723	6,595	14,196

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	March 31, 2018		December 31, 2017
	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign currency forward contracts and collars designated as hedging instruments	$514,333	$8,028	$397,744	$(9,539)
Foreign exchange forward contracts not designated as hedging instruments	29,004	700	23,305	515
Aluminum forward contracts designated as hedges	24,038	(1,308)	—	—
Aluminum forward contracts not designated as hedges	—	—	15,564	1,833
Cross currency swap not designated as hedging instrument	30,378	(2,924)	36,454	(2,573)

Total derivative financial instruments	$597,753	$4,496	$473,067	$(9,764)

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

The following table provides the impact of derivative instruments designated as cash flow hedges on our statement of operations:

Three Months Ended March 31, 2018	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion), Net of Tax	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)
(Dollars in thousands)
Derivative contracts	$13,910	$585	$(744)

Total	$13,910	$585	$(744)

Three Months ended March 26, 2017	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion), Net of Tax	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)
(Dollars in thousands)
Derivative contracts	$17,059	$(2,491)	$168

Total	$17,059	$(2,491)	$168

Note 7 – Business Segments

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

(Dollars in thousands)
	Net Sales		Income from Operations
Three months ended	March 31, 2018	March 26, 2017	March 31, 2018	March 26, 2017
North America	$204,150	$174,220	$13,785	$3,944
Europe	182,298	—	13,849	—

	$386,448	$174,220	$27,634	$3,944

(Dollars in thousands)
	Depreciation and Amortization		Capital Expenditures
Three months ended	March 31, 2018	March 26, 2017	March 31, 2018	March 26, 2017
North America	$8,797	$8,370	$10,028	$16,823
Europe	15,556	—	12,646	—

	$24,353	$8,370	$22,674	$16,823

(Dollars in thousands)
	Property, Plant and Equipment, net		Long-lived Intangible Assets
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
North America	$251,874	$245,178	$—	$—
Europe	300,278	291,508	201,559	203,473

	$552,152	$536,686	$201,559	$203,473

(Dollars in thousands)
	Total Assets
	March 31, 2018	December 31, 2017
North America	$569,798	$519,192
Europe	1,048,003	1,032,060

	$1,617,801	$1,551,252

Geographic information

Net sales by geographic location is the following:

Three months ended	March 31, 2018	March 26, 2017
(Dollars in thousands)
Net sales:
U.S.	$30,484	$33,731
Mexico	173,666	140,489
Germany	71,225	—
Poland	111,073	—

Consolidated net sales	$386,448	$174,220

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

Restricted Deposits

We purchase certificates of deposit that mature within twelve months and are used to secure or collateralize letters of credit securing our workers’ compensation obligations. At each of March 31, 2018 and December 31, 2017, certificates of deposit totaling $0.8 million were restricted in use and were classified as short-term investments on our condensed consolidated balance sheets.

Note 9 – Inventories

	March 31, 2018	December 31, 2017
(Dollars in thousands)
Raw materials	$56,094	$59,353
Work in process	47,424	48,803
Finished goods	79,746	65,843

Inventories	$183,264	$173,999

Service wheel and supplies inventory included in other non-current assets in the consolidated balance sheets totaled $9.1 million and $8.1 million at March 31, 2018 and December 31, 2017, respectively. Raw materials included operating supplies and spare parts totaling $14.7 million and $12.5 million at March 31, 2018 and December 31, 2017, respectively.

Note 10 – Property, Plant and Equipment

	March 31, 2018	December 31, 2017
(Dollars in thousands)
Land and buildings	$144,325	$136,918
Machinery and equipment	755,148	720,175
Leasehold improvements and others	12,447	12,192
Construction in progress	61,230	58,753

	973,150	928,038
Accumulated depreciation	(420,998)	(391,352)

Property, plant and equipment, net	$552,152	$536,686

Depreciation expense was $17.5 million and $8.4 million for the three months ended March 31, 2018 and March 26, 2017, respectively.

Note 11 – Preproduction Costs Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all preproduction engineering costs for which reimbursement is not contractually guaranteed by the customer or which are in excess of the contractually guaranteed reimbursement amount. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight-line basis. Also, we defer any reimbursements made to us by our customers and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Changes in the facts and circumstances of individual wheel programs may accelerate the amortization of both the cost of customer-owned tooling and the deferred tooling reimbursement revenues. Recognized tooling reimbursement revenues, which totaled $1.6 million and $1.7 million for the three months ended March 31, 2018 and March 31, 2017, respectively, are included in net sales in the condensed consolidated statements of operations (see Note 4, “Revenue” for further information regarding revenue recognition and accounting for contract assets, pre-production costs and customer reimbursement).

The following tables summarize the unamortized customer-owned tooling costs included in our non-current assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities:

	March 31, 2018	December 31, 2017
(Dollars in thousands)
Customer-Owned Tooling Costs
Preproduction costs	$92,232	$84,198
Accumulated amortization	(73,722)	(71,409)

Net preproduction costs	$18,510	$12,789

Deferred Tooling Revenues
Accrued expenses	$5,450	$4,654
Other non-current liabilities	5,638	1,974

Total deferred tooling revenues	$11,088	$6,628

Note 12 – Goodwill and Other Intangible Assets

Goodwill and indefinite-lived assets, such as certain trade names acquired in connection with the acquisition of Uniwheels on May 30, 2017, are not amortized, but are instead evaluated for impairment on an annual basis at the end of the fiscal year, or more frequently if events or circumstances indicate that impairment may be more likely. During the three months ended March 31, 2018, no impairment charges have been taken against the company’s goodwill or indefinite-lived intangible assets. At March 31, 2018, the goodwill is $312.4 million, consisting of the initial balance of $286.2 million, increased for post-acquisition translation adjustments. The carrying amount of goodwill arose from the Acquisition described in Note 3, “Acquisition.”

The company’s other intangible assets primarily consist of assets with finite lives. These assets are amortized on a straight-line basis over their estimated useful lives. Following is a summary of the company’s finite-lived and indefinite-lived intangible for the three months ended March 31, 2018.

	December 31, 2017	Amortization Expense	Currency Translation	March 31, 2018	Remaining Weighted Average Amortization Period
(Dollars in thousands
Brand name	$8,490	$(493)	$205	$8,202	5-6
Technology	14,150	(821)	340	13,669	4-6
Customer relationships	165,746	(5,535)	3,980	164,191	6-11

Total finite	188,386	(6,849)	4,525	186,062
Trade names	15,087	—	410	15,497	Indefinite

Total	$203,473	$(6,849)	$4,935	$201,559

Amortization expense for these intangible assets was $6.8 million for the three months ended March 31, 2018. The anticipated annual amortization expense for these intangible assets is $25.0 million for 2019 to 2021, $22.2 million for 2022, and $20.2 million for 2023.

Note 13 – Debt

A summary of long-term debt and the related weighted average interest rates is shown below (in thousands):

	March 31, 2018
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term loan facility	$385,800	$15,122	$370,678	6.4%
6.00% Senior Notes due 2025	307,450	8,225	299,225	6.0%
Other	20,497	—	20,497	1.6%

	$713,747	$23,347	690,400

Less: Current portion			(3,280)

Long-term debt			$687,120

(1)	Unamortized portion

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

The indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal, premium, if any, and interest, when due; (ii) breach of covenants in the indenture; (iii) a failure to pay certain judgments; and (iv) certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Trustee or holders of at least 30% in principal amount of the then outstanding Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. These events of default are subject to a number of important qualifications, limitations and exceptions that are described in the indenture. As of March 31, 2018, the company was in compliance with all covenants under the indentures governing the Notes.

Senior Secured Credit Facilities

On March 22, 2017, Superior entered into a senior secured credit agreement (the “Credit Agreement”) with Citibank, N.A, JP Morgan Chase N.A., Royal Bank of Canada and Deutsche Bank A.G. New York Branch (collectively, the “Lenders”). The Credit Agreement consisted of a $400.0 million senior secured term loan facility (the “Term Loan Facility”) and a $160.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). Borrowings under the Term Loan Facility will bear interest at a rate equal to, at the company’s option, either (a) LIBOR for the relevant interest period, adjusted for statutory reserve requirements, subject to a floor of 1.00 percent per annum, plus an applicable rate of 4.50 percent or (b) a base rate, subject to a floor of 2.00 percent per annum, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50 percent and (3) LIBOR for an interest period of one month plus 1.00 percent, in each case, plus an applicable rate of 3.50 percent. Borrowings under the Revolving Credit Facility initially bear interest at a rate equal to, at the company’s option, either (a) LIBOR for the relevant interest period, adjusted for statutory reserve requirements, subject to a floor of 1.00 percent per annum, plus an applicable rate of 3.50 percent or (b) a base rate, subject to a floor of 2.00 percent per annum, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the federal funds effective rate plus 0.50 percent and (3) LIBOR for an interest period of one month plus 1.00 percent, in each case, plus an applicable rate of 3.50 percent provided such rate may not be less than zero. The initial commitment fee for unused commitments under the Revolving Credit Facility shall be 0.50 percent. After September 30, 2017, the applicable rates for borrowings under the Revolving Credit Facility and commitment fees for unused commitments under the Revolving Credit Facility are based upon the First Lien Net Leverage Ratio effective for the preceding quarter with LIBOR applicable rates between 3.50 percent and 3.00 percent, base rate applicable rates between 2.50 percent and 2.00 percent and commitment fees between 0.50 percent and 0.25 percent. Commitment fees are included in our condensed consolidated financial statements line, interest (expense) income, net. As of March 31, 2018, the company repaid $14.2 million under the term loan facility resulting in a balance of $385.8 million.

As of March 31, 2018, the company had no outstanding borrowings under the Revolving Credit Facility, had outstanding letters of credit of $2.8 million and available unused commitments under the facility of $157.2 million.

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

In addition, the Credit Agreement contains customary default provisions, representations and warranties and restrictive covenants. The Credit Agreement also contains a provision permitting the Lenders to accelerate the repayment of all loans outstanding under the Senior Secured Credit Facilities during an event of default. As of March 31, 2018, the company was in compliance with all covenants under the Credit Agreement.

Uniwheels Debt

In connection with the acquisition of Uniwheels, the company assumed $70.7 million of outstanding debt. At March 31, 2018, $20.5 million of debt remained outstanding relating to an equipment loan. At March 31, 2018, $3.3 million of this debt was classified as current. The company also has an available unused line of credit of Euro 30.0 million which expires July 31, 2020. The revolving credit facility bears interest at Euribor plus 1.0 percent (but in any event not less than 0.96 percent) and the equipment loan bears interest at 1.6 percent.

Note 14 – Redeemable Preferred Shares

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

We may mandate conversion of the Series A redeemable preferred stock if the price of the common stock exceeds $84.49. TPG may redeem the shares upon the occurrence of any of the following events (referred to as a “redemption event”): a change in control, recapitalization, merger, sale of substantially all of the company’s assets, liquidation or delisting of the company’s common stock. In addition, TPG may, at its option, unconditionally redeem the shares at any time after May 23, 2024. Superior may, at its option, redeem in whole at any time all of the shares of Series A redeemable preferred stock outstanding. If redeemed by either party on or before October 22, 2018, the redemption value (the “redemption value”) would be $262.5 million (1.75 times stated value). If redeemed after October 22, 2018, the redemption value would be the greater of $300.0 million (2.0 times stated value) or the product of the number of common shares into which the Series A redeemable preferred stock could be converted (5.3 million shares currently) and the then current market price of the common stock.

We have determined that the conversion option embedded in the redeemable preferred stock is required to be accounted for separately from the redeemable preferred stock as a derivative liability. Separation of the conversion option as a derivative liability is required because its economic characteristics are considered more akin to an equity instrument and therefore the conversion option is not considered to be clearly and closely related to the economic characteristics of the redeemable preferred stock. This is because the economic characteristics of the redeemable preferred stock are considered more akin to a debt instrument due to the fact that the shares are redeemable at the holder’s option, the redemption value is significantly greater than the face amount, the shares carry a fixed mandatory dividend and the stock price necessary to make conversion more attractive than redemption ($56.324) is significantly greater than the price at the date of issuance ($19.05), all of which lead to the conclusion that redemption is more likely than conversion.

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

Accordingly, we have recorded an embedded derivative liability representing the estimated combined fair value of the right of holders to receive common stock upon conversion (the “conversion option”) and the right of the holders to exercise their early redemption option upon the occurrence of a redemption event (the “early redemption option”). The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of redeemable preferred stock embedded derivative liability” financial statement line item of the company’s condensed consolidated statements of operations. Refer to “Note 6, Derivative Financial Instruments” for further information regarding the valuation of the embedded derivative.

Since the redeemable preferred stock may be redeemed at the option of the holder, but is not mandatorily redeemable, the redeemable preferred stock has been classified as mezzanine equity and initially recognized at fair value of $150 million (the proceeds on the date of issuance) less issuance costs of $3.7 million, resulting in an initial value of $146.3 million. This amount has been further reduced by $10.9 million assigned to the embedded derivative liability at date of issuance, resulting in an adjusted initial value of $135.5 million. We are accreting the difference between the adjusted initial value of $135.5 million and the redemption value of $300 million over the seven-year period from date of issuance through May 23, 2024 (the date at which the holder has the unconditional right to redeem the shares, deemed to be the earliest likely redemption date) using the effective interest method. The accretion to the carrying value of the redeemable preferred stock is treated as a deemed dividend, recorded as a charge to retained earnings and deducted in computing earnings per share (analogous to the treatment for stated and participating dividends paid on the redeemable preferred shares). The accumulated accretion as of March 31, 2018 is $13.4 million resulting in an adjusted redeemable preferred stock balance of $148.9 million.

Note 15 – Uniwheels Noncontrolling Redeemable Equity

On January 17, 2018, the DPLTA became effective with the entry into the commercial register. As a result, noncontrolling interests with a carrying value of $51.9 million were reclassified from stockholders’ equity to mezzanine equity effective January 1, 2018. Noncontrolling interests with redemption rights that are not within the company’s control are considered redeemable and must be classified outside shareholders’ equity. In addition, the carrying value of the noncontrolling interests must be adjusted to redemption value since they are currently redeemable. The following table summarizes Uniwheels noncontrolling redeemable equity activity for the three months ended March 31, 2018:

Uniwheels Noncontrolling Redeemable Equity
Balance at December 31, 2017	$—
Reclassification of noncontrolling interests	51,943
Redemption value adjustment	3,625
Purchase of shares tendered in March 2018	(17)

Balance at March 31, 2018	$55,551

Annual compensation payable on untendered outstanding shares under the DPLTA must be recognized as they accrue, whether or not declared or paid. During the quarter ended March 31, 2018, we accrued $0.6 million representing one quarter of the annual deemed dividend due for 2018 to the noncontrolling interest.

Note 16 – Earnings Per Share

In accordance with U.S. GAAP, basic earnings per share is computed by dividing net income (loss) attributable to Superior, less preferred dividends, by the weighted average number of common shares outstanding. For purposes of calculating diluted earnings per share, net income (loss) attributable to Superior is divided by the total of the weighted average shares outstanding plus the dilutive effect of our redeemable preferred stock, outstanding stock options and time and performance based restricted stock units under the treasury stock method, which includes consideration of stock-based compensation required by U.S. GAAP.

The performance shares discussed in Note 19, “Stock-Based Compensation” are not included in the diluted earnings per share because the performance metrics had not been met as of the period ended March 31, 2018. The redeemable preferred shares discussed in Note 14, “Redeemable Preferred Shares” are not included in the diluted earnings per share because the conversion would be anti-dilutive as of the period ended March 31, 2018.

(Dollars in thousands, except per share amounts)	Three Months Ended
	March 31, 2018	March 26, 2017
Basic Income Per Share:
Net income	$10,317	$3,102
Less: Redeemable preferred stock dividends and accretion	(8,069)	—
Dividends to redeemable noncontrolling equity	(573)	—

Basic Numerator	$1,675	$3,102

Weighted average shares outstanding - Basic	24,936	25,030

Basic earnings per share	$0.07	$0.12

Diluted Income Per Share:
Net income	$10,317	$3,102
Less: Redeemable preferred stock dividends and accretion	(8,069)	—
Dividends to redeemable noncontrolling equity	(573)	—

Basic Numerator	$1,675	$3,102

Weighted average shares outstanding - Basic	24,936	25,030
Weighted average dilutive stock options and restricted stock units	44	105

Weighted average shares outstanding - Diluted	24,980	25,135

Diluted earnings per share	$0.07	$0.12

Note 17 – Income Taxes

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

The income tax expense for the three months ended March 31, 2018, was $3.4 million on a pre-tax profit of $13.7 million, representing an effective income tax rate of 24.6 percent. The effective tax rate for the three months ended March 31, 2018 was higher than the statutory rate due to earnings in countries with tax rates higher than the United States statutory rate and discrete tax expense of $1.7 million primarily related to an adjustment to a provisional amount for the remeasurement of deferred tax assets recorded at December 31, 2017, due to additional guidance issued in 2018.

The income tax provision for the three months ended March 26, 2017, was $0.2 million on pre-tax income of $3.3 million, representing an effective income tax rate of 6.0 percent. The effective tax rate for the thirteen weeks ended March 26, 2017 was lower than the statutory rate due to earnings in countries that are taxed below the U.S. statutory rate and recognition of transaction costs incurred during the first quarter of 2017 related to the tender offer for Uniwheels.

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company is applying the guidance in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act when accounting for the enactment-date effects of the Act. At March 31, 2018, the Company has not completed its accounting for all of the tax effects of the Act; however, it has made reasonable estimates of the tax effects. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. In addition, the Company’s estimates may also be affected as it gains a more thorough understanding of the tax law and certain aspects of the Act are clarified by the taxing authorities.

The Act also subjects a US shareholder to tax on Global Intangible Low-taxed Income (“GILTI”) earned by certain foreign subsidiaries. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. The Company will continue to refine its calculations, which may result in changes to the tax provision.

At March 31, 2018, the Company remains indefinitely reinvested with respect to its initial investment and any associated potential withholding tax on earnings of its non-U.S. subsidiaries subject to the transition tax, as well as with respect to future earnings that will primarily fund the operations of the subsidiary; however, the Company continues to evaluate its position under SAB 118.

Note 18 – Retirement Plans

We have an unfunded salary continuation plan covering certain directors, officers and other key members of management. We purchase life insurance policies on certain participants to provide, in part, for future liabilities. Cash surrender value of these policies, totaling $8.1 million and $8.0 million at March 31, 2018 and December 31, 2017, respectively, are included in other non-current assets in the company’s condensed consolidated balance sheets. Subject to certain vesting requirements, the plan provides for a benefit based on final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. The plan was closed to new participants effective February 3, 2011. We have measured the plan assets and obligations of our salary continuation plan for all periods presented.

For the three months ended March 31, 2018, payments to retirees or their beneficiaries totaled approximately $0.5 million. We presently anticipate benefit payments in 2018 to total approximately $1.4 million. The following table summarizes the components of net periodic pension cost for the first three months of 2018 and 2017.

	Three Months Ended
	March 31, 2018	March 26, 2017
(Dollars in thousands)
Interest cost	$272	$298
Net amortization	109	67

Net periodic pension cost	$381	$365

Note 19 – Stock-Based Compensation

2008 Equity Incentive Plan

Our 2008 Equity Incentive Plan, as amended (the “Plan”), authorizes us to issue up to 3.5 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants. At March 31, 2018, there were 1.4 million shares available for future grants under this Plan. No more than 600,000 shares may be used under the Plan as “full value” awards, which include restricted stock and performance stock units. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

During the first quarter of 2015, the company implemented a long term incentive program for the benefit of certain members of company management. The program was designed to strengthen employee retention and to provide a more structured incentive program to stimulate improvement in future company results. Per the terms of the program, each year participants are granted time value restricted stock units (“RSUs”), vesting ratably over a three-year time period, and performance restricted stock units (“PSUs”), with a three-year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the company’s common stock, with accrued dividends. The 2015 PSU grant vested during the first quarter of 2018. The outstanding PSUs are categorized further into three individual categories whose vesting is contingent upon the achievement of certain targets as follows:

•	40% of the PSUs vest upon certain Return on Invested Capital targets for 2018, 2017 and 2016 units

•	40% of the PSUs vest upon certain Cumulative EPS targets for 2018, 2017 and 2016 units

•	20% of the PSUs vest upon certain market based Shareholder Return targets for 2018, 2017, and 2016 units.

Options

Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant. Options and restricted shares granted under the Plan generally require no less than a three-year ratable vesting period.    Stock option activity in the first three months of 2018 is summarized in the following table:

	Outstanding	Weighted Average Exercise Price	Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2017	145,625	$18.96	2.0	$—
Granted	—	$—
Exercised	—	$—
Canceled	—	$—
Expired	—	$—

Balance at March 31, 2018	145,625	$18.96	1.8	$—

Options vested or expected to vest at March 31, 2018	145,625	18.96	1.8	—

Exercisable at March 31, 2018	145,625

Restricted Stock Units

Restricted stock unit activity in the first three months of 2018 is summarized in the following table:

	Number of Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (in Years)
Balance at December 31, 2017	169,266	$22.27	1.6
Granted	142,577	$15.91
Vested	(36,141)	$21.96
Canceled	—	$—

Balance at March 31, 2018	275,702	$19.02	2.28

Restricted Performance Stock Units

Restricted performance stock unit activity in the first three months of 2018 is summarized in the following table:

	Number of Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (in Years)
Balance at December 31, 2017	239,674	$22.58	1.7
Granted	172,014	$16.85
Vested	—	$—
Canceled	—	$—

Balance at March 31, 2018	411,688	$20.18	2.52

Stock-Based Compensation

Stock-based compensation expense related to our equity incentive plans in accordance with U.S. GAAP was allocated as follows:

	Three Months Ended
	March 31, 2018	March 26, 2017
(Dollars in thousands)
Cost of sales	$180	$187
Selling, general and administrative expenses	553	1,092

Stock-based compensation expense before income taxes	733	1,279
Income tax benefit	(148)	(472)

Total stock-based compensation expense after income taxes	$585	$807

As of March 31, 2018, a total of $5.9 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.4 years. There were no significant capitalized stock-based compensation costs at March 31, 2018 and December 31, 2017.

Note 20 – Common Stock Repurchase Programs

In October 2014, our Board of Directors approved the 2014 Repurchase Program which authorized the repurchase of up to $30.0 million of our common stock. Under the 2014 Repurchase Program, we repurchased common stock from time to time on the open market or in private transactions. Shares repurchased under the 2014 Repurchase Program during 2015 totaled 1,056,954 shares at a cost of $19.6 million. The 2014 Repurchase Program was completed in the beginning of 2016, with purchases of 585,970 shares for a cost of $10.3 million. The repurchased shares described above were either canceled and retired or added to treasury stock after the reincorporation in Delaware in 2015.

In January 2016, our Board of Directors approved the 2016 Repurchase Program, authorizing the repurchase of up to $50.0 million of common stock. Under the 2016 Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. The timing and extent of the repurchases under the 2016 Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion. During 2016, we repurchased 454,718 shares of company stock at a cost of $10.4 million under the 2016 Repurchase Program. In the aggregate, we purchased $20.7 million in company stock under the 2014 Repurchase Program and the 2016 Repurchase Program. During 2017, we purchased an additional 215,841 shares of company stock at a cost of $5.0 million under the 2016 Repurchase Program. There were no more repurchases under this program in the first three months of 2018.

Note 21 – Commitments and Contingencies

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

In accordance with our corporate risk management policies, we may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our material foreign exchange exposures for up to approximately 48 months. For additional information on these derivatives, see Note 6, “Derivative Financial Instruments.”

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. Our European business has entered into forward contracts to hedge price fluctuations in its aluminum raw materials. For additional information regarding these derivatives, see Note 6, “Derivative Financial Instruments.”

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

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the company, which could cause actual results to differ materially from such statements and from the company’s historical results and experience. These risks, uncertainties and other factors include, but are not limited to, those described in Part I—Item 1A—“Risk Factors” and Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2017 and Part II—Item 1A—“Risk Factors” and Part I—Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and elsewhere in the Quarterly Report and those described from time to time in our other reports filed with the Securities and Exchange Commission.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto and with the audited Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Executive Overview

Overview of Superior

Our principal business is the design and manufacture of aluminum wheels for sale to the original equipment manufacturers (OEMs) in North America and Europe and aftermarket suppliers in Europe. We employ approximately 8,000 employees, operating in nine manufacturing facilities in North America and Europe with a combined annual manufacturing capacity of approximately 22 million wheels. We believe we are the #1 North American aluminum wheel manufacturer, the #3 European aluminum wheel manufacturer and the #1 European aluminum wheel aftermarket supplier. Our OEM aluminum wheels accounted for approximately 93 percent of our sales in the first quarter of 2018 and are primarily sold for factory installation on many vehicle models manufactured by Audi, BMW, FCA, Ford, GM, Jaguar-Land Rover, Mercedes-Benz, Mitsubishi, Nissan,

Subaru, Tesla, Toyota, Volkswagen and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products but we have a global presence and influence with North American, European and Asian OEMs. With the acquisition of our European operations on May 30, 2017, we diversified our customer base from predominately North American OEMs (e.g. Ford and G.M.) to a global customer base of OEMs (e.g. Audi, Mercedes-Benz, and Toyota). With the acquisition we have taken a major step toward delivering on our strategic plan to become one of the largest light vehicle aluminum wheel suppliers in the world.

The market for our wheels is trending to larger diameter wheels, more aggressive styling, and more sophisticated finishes. In order to improve our strategic position and better serve our customers, we are augmenting our product portfolio with wheels containing higher technical content and greater differentiation. We believe this direction is consistent with current trends in the market and needs of our customers. To achieve this objective, we have invested in the past and continue to invest in new manufacturing capabilities in order to produce more sophisticated finishes and larger diameter products, which typically provide higher value in the market. The acquisition of our European operations and the construction of a new finishing facility align with this strategic mission. We are in the process of constructing a physical vapor deposition PVD finishing facility, which will establish us as the first OEM automotive wheel manufacturer to have this capability in-house. PVD is a wheel coating process that creates bright chrome-like surfaces in an environmentally friendly manner. We also recently received a patent for our AluLite technology, which reduces the weight of a wheel by as much as 10%. Additionally, as customers seek greater customization, we continue to increase our offerings of specialized product inscriptions through pad printing and laser etching.

As a result of the acquisition of the European operations on May 30, 2017, we have broadened our product portfolio and acquired a significant customer share with European OEMs, including Audi, Jaguar-Land Rover, Mercedes Benz and Volvo. The acquisition is not only complementary in terms of customers, market coverage and product offerings but also very much aligned with our strategic direction with a priority focus on larger diameter wheels, premium finishes, luxury brands and specialty wheels for high performance motorsport racing vehicles, all providing enhanced opportunity for higher margin business. With the acquisition, our global reach encompasses sales to nine of the ten largest OEMs in the world. The following chart shows our sales by customer for the three months ended March 31, 2018 as compared to the three months ended March 26, 2017.

CUSTOMER SALES PERCENTAGES FOR 3 MONTHS ENDED MARCH 26, 2017 AND 3 MONTHS ENDED 31, 2018

2017 Q1 PERCENT SALES BY CUSTOMER	2018 Q1 PERCENT SALES BY CUSTOMER

Overview of First Quarter

Operational performance improved in the first quarter of 2018 in comparison to the same period in 2017 due to the inclusion of three months of our European operations and improved performance in North America. The following chart shows the improved performance in the first quarter in comparison to 2017.

Fiscal vs. Calendar Weeks

In the past, Superior has used a 4-4-5 convention for our fiscal quarters, which are thirteen-week periods (referred to as quarters) ending on the last Sunday of each calendar quarter. Therefore, the first quarter in 2017 started on December 26, 2016 and ended on March 26, 2017. Our European operations acquired on May 30, 2017, have historically reported on a calendar year end, and beginning on December 31, 2017, both our North American and European operations are reported on a calendar fiscal year with each month ending on the last day of the calendar month. Thus, the first quarter of 2018 ended on March 31, 2018.

Listed in the table below are several key indicators we use to monitor our financial condition and operating performance.

Results of Operations
	March 31, 2018	March 26, 2017	Net Change
(Thousands of dollars, except per share amounts)
Net Sales
North America	$204,150	$174,220	$29,930
Europe	182,298	—	182,298

Net sales	386,448	174,220	212,228
Cost of sales	336,457	154,808	181,649
Restructuring costs	—	208	(208)

Gross profit	49,991	19,204	30,787
Percentage of net sales	12.9%	11.0%	1.9%
Selling, general and administrative	22,357	15,260	7,097

Income from operations	27,634	3,944	23,690
Percentage of net sales	7.2%	2.3%	4.9%
Interest expense, net	(11,857)	(296)	(11,561)
Other expense, net	(2,988)	(348)	(2,640)
Change in fair value of redeemable preferred stock embedded derivative	898	—	898
Income tax provision	(3,370)	(198)	(3,172)

Net income	10,317	3,102	7,215

Percentage of net sales	2.7%	1.8%	0.9%
Diluted (loss) earnings per share	$0.07	$0.12	$(0.05)
Value added sales (1)	$207,437	$95,461	$111,976
Adjusted EBITDA (2)	$52,203	$19,123	$33,080
Percentage of net sales (3)	13.5%	11.0%	2.5%
Percentage of value added sales (4)	25.2%	20.0%	5.2%
Unit shipments in thousands	5,537	2,843	2,694

(1)	Value added sales is a key measure that is not calculated according to GAAP. In the discussion of operating results, we provide information regarding value added sales. Value added sales represents net sales less the value of aluminum and services provided by outside service providers that are included in net sales. As discussed further below, arrangements with our customers allow us to pass on changes in aluminum prices and outside service provider costs; therefore, fluctuations in underlying aluminum prices and the use of outside service providers generally do not directly impact our profitability. Accordingly, value added sales is worthy of being highlighted for the benefit of users of our financial statements. Our intent is to allow users of the financial statements to consider our net sales information both with and without the aluminum and outside service provider cost components thereof. Management utilizes value added sales as a key metric to determine growth of the company because it eliminates the volatility of aluminum prices. See the Non-GAAP Financial Measures section of this quarterly report for a reconciliation of value added sales to net sales.
(2)	Adjusted EBITDA is a key measure that is not calculated according to GAAP. Adjusted EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, amortization, acquisition costs, integration costs, restructuring and other closure costs and impairments of long-lived assets and investments. We use Adjusted EBITDA as an important indicator of the operating performance of our business. We use Adjusted EBITDA in internal financial forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors and evaluating short-term and long-term operating trends in our operations. We believe the Adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace and to establish operational goals. We believe that these non-GAAP financial measures are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies. See the Non-GAAP Financial Measures section of this quarterly report for a reconciliation of our Adjusted EBITDA to net income.

(3)	Adjusted EBITDA: Percentage of net sales is a key measure that is not calculated according to GAAP. Adjusted EBITDA as a percentage of net sales is defined as Adjusted EBITDA divided by net sales. See the Non-GAAP Financial Measures section of this quarterly report for a reconciliation of Adjusted EBITDA.
(4)	Adjusted EBITDA: Percentage of value added sales is a key measure that is not calculated according to GAAP. Adjusted EBITDA as a percentage of value added sales is defined as Adjusted EBITDA divided by value added sales. See the Non-GAAP Financial Measures section of this quarterly report for a reconciliation of Adjusted EBITDA and value-added sales.

Net Sales

Net sales for the first three months of 2018 increased in comparison to the first three months of 2017 due to the inclusion of three months of sales of our European operations, higher sales in North America and higher aluminum prices. There were no sales included in our first quarter 2017 results for our European operations because the acquisition was completed on May 30, 2017. North American sales increased by $29.9 million in the first three months of 2018 as compared to the comparable period in 2017. This is due to an increase in unit shipments of 6% resulting from higher unit sales with Ford, GM and Nissan. Additionally, the average price of aluminum increased $0.13/lb. to $1.09 (12%) in the first quarter of 2018.

Cost of Sales

Cost of sales for the first three months of 2018 increased significantly primarily due to the inclusion of three months of cost from our new European operations and higher aluminum prices. Aluminum costs increased due to higher market prices, which is mainly passed through to our customers.

Selling, general and administrative expenses

Selling, general and administrative expenses for the first three months of 2018 also increased significantly in comparison to the first three months of 2017 due to the inclusion of three months of our European operations. The acquisition and integration costs were $3.2 million and $7.0 million for the first quarter of 2018 and 2017, respectively.

Interest expense

Net interest expense in the first three months of 2018 was $11.9 million and $0.3 million in the first three months of 2017. Interest expense increased in the first three months of 2018 as compared to the first three months in 2017 due to the new debt issued to finance the Uniwheels acquisition in 2017.

Other expense

Net other expense was $3.0 million in the first three months of 2018 and $0.3 million in the first three months of 2017. The increase is primarily attributable to losses on aluminum currency derivatives.

Change in fair value of redeemable preferred stock embedded derivative

The $0.9 million decrease in fair value of the preferred stock embedded derivative liability is mainly due to the decline in our stock price in the first quarter of 2018.

Income tax provision

The income tax provision for the three months ended March 31, 2018 was $3.4 million on pre-tax income of $13.7 million, representing an effective income tax rate of 24.6 percent. The effective tax rate for the three months ended March 31, 2018 was higher than the statutory rate due to earnings in countries with tax rates higher than the U.S. statutory rate and discrete tax expense of $1.7 million primarily related to an adjustment to the provisional amount for remeasurement of the deferred tax assets recorded at December 31, 2017 due to additional guidance issued in 2018. The income tax provision for the three months ended March 26, 2017, was $0.2 million, representing an effective income tax rate of 6.0 percent. The effective tax rate for the three months ended March 26, 2017 was lower than the statutory rate due to earnings in countries with tax rates lower than the U.S. statutory rate and the discrete tax benefit due to recognition of transaction costs incurred during the first quarter of 2017 related to the acquisition of Uniwheels.

Net income

Net income in the first three months of 2018 was $10.3 million, or $0.07 per diluted share, compared to net income of $3.1 million, or $0.12 per diluted share, in the first three months of 2017. Part of the increase in net income was due to lower acquisition and integration costs of $3.2 million in the first quarter of 2018 compared to $7.0 million in the first quarter of 2017.

Segment Sales and Income from Operations

	Three Months Ended
	March 31, 2018	March 26, 2017	Change
(Dollars in thousands)
Selected data
Net sales
North America	$204,150	$174,220	$29,930
Europe	182,298	—	182,298

Total net sales	$386,448	$174,220	$212,228

Income from Operations
North America	$13,785	$3,944	$9,841
Europe	13,849	—	13,849

Total income from operations	$27,634	$3,944	$23,690

North America

In the first three months of 2018, net sales of our North America plants increased due mainly to a unit shipment increase. On a customer level, sales increased for Ford, GM and Nissan, partially offset by a slight decrease in sales for FCA, Subaru, and BMW.

Income from operations increased by $9.8 million in the first quarter of 2018 in comparison to 2017 due to lower non-recurring costs in 2018 and a lower gross margin in 2017. Costs related to the acquisition and integration were $7.0 million and $2.6 million in 2017 and 2018, respectively. North America gross profit for the first quarter of 2018 was higher due to the increase in unit shipments, combined with decreases in energy and repair and maintenance costs.

Europe

We acquired the Uniwheels business on May 30, 2017, which comprises our European operations. During the first three months of 2018 included in operating results, the European operations sales increased over the same period last year. The first three months of 2018 income from operations included three months compared to nothing in the previous year due to the timing of the acquisition. Income from operations for 2018 included purchase accounting adjustments related to intangibles amortization, depreciation, and $0.6 million of other expenses related to the acquisition and integration of the business.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity primarily include cash, cash equivalents and short-term investments, net cash provided by operating activities, our senior notes and borrowings under available debt facilities and, from time to time, other external sources of funds. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $240.5 million and 2.2:1, respectively, at March 31, 2018, and $222.3 million and 2.1:1 at December 31, 2017. As of March 31, 2018, our cash, cash equivalents and short-term investments totaled $24.1 million compared to $47.1 million at December 31, 2017.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, proceeds from the exercise of stock options or existing cash, cash equivalents and short-term investments, and we believe these sources will continue to meet our capital requirements in the foreseeable future.

In connection with the acquisition of Uniwheels, we entered into several debt and equity financing arrangements during 2017. On March 22, 2017, we entered into a senior secured credit agreement (the “Credit Agreement”) with Citibank, N.A, JP Morgan Chase N.A., Royal Bank of Canada and Deutsche Bank A.G. New York Branch (collectively, the “Lenders”). The Credit Agreement consists of a $400.0 million senior secured term loan facility (the “Term Loan Facility”) and a $160.0 million revolving credit facility. On May 22, 2017, we issued 140,202 shares of Series A redeemable preferred stock and 9,798 shares of Series B redeemable preferred stock to TPG Superior and TPG Growth III Sidewall, L.P. (“TPG”) for an aggregate purchase price of $150.0 million. On June 15, 2017, we issued €250.0 million aggregate principal amount of 6.00% Senior Notes (the “Notes”) due June 15, 2025. In addition, as a part of the Uniwheels acquisition, we assumed $70.7 million of outstanding debt. At March 31, 2018, balances outstanding under the Term Loan Facility, Notes and an equipment loan were $385.8 million, $307.5 million and $20.5 million, respectively. Unused commitments under the revolving credit facility were $157.2 million and there was 30.0 million Euro` available under a Uniwheels line of credit as of March 31, 2018.

The following table presents a summary of the change in cash and cash equivalents in the periods presented:

(Dollars in thousands)	Three Months Ended
	March 31, 2018	March 26, 2017	Change
Net cash provided by (used in) operating activities	$14,361	$(1,577)	$15,938
Net cash used in investing activities	(22,691)	(16,821)	(5,870)
Net cash used in financing activities	(11,878)	(10,480)	(1,398)
Effect of exchange rate changes on cash	(2,818)	(80)	(2,738)

Net (decrease) increase in cash and cash equivalents	$(23,026)	$(28,958)	$5,932

Operating Activities

Net cash provided by operating activities was $14.4 million for the three-month period ended March 31, 2018, compared to net cash used in operating activities of $1.6 million for the comparable period a year ago. The increase in cash flow provided by operating activities was mainly due to higher net income, which was due to higher gross margin and lower acquisition and integration-related fees.

Investing Activities

Net cash used in investing activities was $22.7 million for the first three months of 2018 compared to $16.8 million in the comparable period last year. Net cash used in investing activities was higher in 2018 primarily due to additional expenditures by our European operations.

Financing Activities

Net cash used in financing activities was $11.9 million for the first three months of 2018 compared to net cash used in financing activities of $10.5 million in the comparable period last year. Net cash used in financing activities was higher in 2018 due to higher dividends and debt repayments.

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

Three months ended	March 31, 2018	March 26, 2017
(Dollars in thousands)
Net Sales	$386,448	$174,220
Less, aluminum value and outside service provider costs	(179,011)	(78,759)

Value added sales	$207,437	$95,461

Adjusted EBITDA is a key measure that is not calculated according to U.S. GAAP. Adjusted EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, amortization, acquisition costs, integration costs, restructuring and other closure costs and impairments of long-lived assets and investments, and non-controlling interest. We use Adjusted EBITDA as an important indicator of the operating performance of our business. We use Adjusted EBITDA in our internal financial forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors and evaluating short-term and long-term operating trends in our operations. We believe the Adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures used to manage our business, to evaluate our performance compared to prior periods and the marketplace and to establish operational goals. We believe that these non-GAAP financial measures are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with U.S. GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies.

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

The following table reconciles our net income, the most directly comparable GAAP financial measure, to our Adjusted EBITDA:

	Three Months Ended
	March 31, 2018	March 26, 2017
(Dollars in thousands)
Net income	$10,317	$3,102
Interest expense, net	11,857	296
Income tax provision	3,370	198
Depreciation	17,526	8,370
Amortization	6,827	—
Acquisition support costs	3,204	6,962
Closure costs (excluding accelerated depreciation)	—	195
Change in fair value of derivative liability	(898)	—

Adjusted EBITDA	$52,203	$19,123

Adjusted EBITDA as a percentage of net sales	13.5%	11.0%
Adjusted EBITDA as a percentage of value added sales	25.2%	20.0%

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

We have operations in Mexico with sale and purchase transactions denominated in both Pesos and dollars. The Peso is the functional currency of certain of our operations in Mexico. The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican Peso, the value of which increased 7.5 percent in relation to the U.S. dollar in the first three months of 2018. Foreign currency transaction losses totaled $0.6 million in the first three months of 2018 and $0.4 million during the first three months of 2017. All transaction gains and losses are included in other income (expense) in the condensed consolidated statements of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican Peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at March 31, 2018 of $92.6 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income.

We also have operations in Europe with sale and purchase transactions denominated in Euros and Zlotys. The Euro is the functional currency of our operations in Europe. A significant component of our European production operations is located in Poland. The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in Zlotys. The value of the Euro has increased 2.7 percent in relation to the U.S. dollar in the three months ended March 31, 2018. During that same period the value of the Zloty has decreased 0.9 percent in relation to the Euro. Foreign currency transaction gains totaled $0.2 million in the first three months of 2018. All transaction gains and losses are included in other income (expense) in the condensed consolidated statements of operations.

As it relates to foreign currency translation gains and losses, the Euro has experienced periods of relative stability in value. The impact of changes in value relative to our European operations resulted in a cumulative unrealized translation gain at March 31, 2018 of $35.0 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income.

The Company hedges aluminum purchases in its aftermarket business to mitigate the effect of fluctuations in aluminum prices but prior to March 1, 2018 had not applied hedge accounting to these hedges. Aluminum prices declined 10.9 percent in the three months ended March 31, 2018. As a result, during this period the company incurred a loss of $1.9 million through February 28, 2018 on its aluminum hedges. Effective March 1, 2018, the Company has elected to designate the aluminum hedges and apply hedge accounting to the related gains and losses. All transaction gains and losses are included in other income (expense) in the condensed consolidated statements of operations.

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

In accordance with our corporate risk management policies, we may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our material foreign exchange exposures in Mexico, for up to approximately 48 months. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. We do not use derivative contracts for trading, market-making, or speculative purposes. For additional information on our derivatives, see Note 6, “Derivative Financial Instruments” in Notes to Consolidated Financial Statements in Item 1.

At March 31, 2018, the fair value asset of foreign currency exchange derivatives for the Peso was $9.1 million. The potential loss in fair value for such financial instruments from a 10 percent adverse change in quoted foreign currency exchange rates would be $24 million at March 31, 2018.

During the first three months of 2018, the Mexican Peso to U.S. dollar exchange rate averaged 18.77 Pesos to $1.00. Based on the balance sheet at March 31, 2018 the value of net assets for our operations in Mexico was 2,057 million pesos. Accordingly, a 10 percent change in the relationship between the Peso and the U.S. dollar would result in a translation impact of $11 million, which would be recognized in other comprehensive income.

At March 31, 2018, the fair value liability for foreign currency exchange derivatives (consisting of cross currency swaps) for the Euro was $2.9 million. The potential loss in fair value for such financial instruments from a 10 percent adverse change in quoted foreign currency exchange rates would be $2.8 million at March 31, 2018.

From December 31, 2017 through March 31, 2018, the Euro to U.S. dollar exchange rate averaged $1.23 to 1 Euro. Based on the balance sheet at March 31, 2018 the value of net assets for our operations in Europe was 689 million Euros. Accordingly, a 10 percent change in the relationship between the Euro and the U.S. dollar would result in a translation impact of $84.6 million, which would be recognized in other comprehensive income.

At March 31, 2018, the fair value liability of foreign currency exchange derivatives for the Zloty was $0.3 million. The potential loss in fair value for such financial instruments from a 10 percent adverse change in quoted foreign currency exchange rates would be $22 million at March 31, 2018.

Our business requires us to settle transactions between currencies in both directions—i.e., Peso, Euro and Zloty to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” For the first three months of 2018, we had a $0.4 million net foreign exchange transaction loss related to the Peso, Euro and Zloty. The net imbalance between currencies depends on many factors including but not limited to, the company’s business model, location of production operations and associated currencies, and geographic distribution sales activity and associated currencies. Changes in the terms of the contracts with our customers may create an imbalance between currencies that we are hedging with foreign currency forward contracts. There can be no assurances that our hedging program will effectively offset the impact of the imbalance between currencies or that the net transaction balance will not change significantly in the future.

Commodity Purchase Commitments. When market conditions warrant, we may enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. Our European business has entered into forward contracts to hedge price fluctuations in its aluminum raw materials. At March 31, 2018, the fair value liability relating to forward contracts for aluminum was $1.3 million. The potential loss in fair value for such financial instruments from a 10 percent adverse change in aluminum prices would be $2.3 million at March 31, 2018.

Also see Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” in Part II of our 2017 Annual Report on Form 10-K and Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We acquired Uniwheels on May 30, 2017 and are in the process of reviewing and evaluating its internal controls as a part of aligning and integrating the business and operations. SEC guidance allows companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of acquisition while integrating the acquired company. Accordingly, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include internal control over financial reporting relating to Uniwheels. Uniwheels constituted 33.0 percent of our total assets as of March 31, 2018 (including the goodwill and intangible assets recorded as part of the purchase accounting which are included within our assessment) and 47.2 percent of our net sales for the three months ended March 31, 2018.

The company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are integrating Uniwheels into our operations, compliance programs and internal control processes.

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

Item 1A. Risk Factors

See Part I—Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 6. Exhibits

10.1	Second Amended and Restated Employment Agreement between Donald J. Stebbins and Superior Industries International, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 14, 2018).*

31.1	Certification of Donald J. Stebbins, Chief Executive Officer and President, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Nadeem Moiz, Executive Vice President, Pursuant to Exchange Act Rules 13a-14(a) and 15d- 14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Donald J. Stebbins, Chief Executive Officer and President, and Nadeem Moiz, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (submitted electronically herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (submitted electronically herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically herewith).

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date: May 9, 2018	/s/ Donald J. Stebbins
Donald J. Stebbins Chief Executive Officer and President

Date: May 9, 2018	/s/ Nadeem Moiz
Nadeem Moiz Executive Vice President and Chief Financial Officer