Form 10-Q
period 2018-06-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2018-08-08
CIK 95552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Number of shares of common stock outstanding as of August 3, 2018: 25,019,237

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 25, 2017	June 30, 2018	June 25, 2017
NET SALES	$388,944	$240,628	$775,392	$414,848
Cost of sales:
Cost of sales	335,385	220,601	671,842	375,409
Restructuring costs	—	(78)	—	130

	335,385	220,523	671,842	375,539

GROSS PROFIT	53,559	20,105	103,550	39,309
Selling, general and administrative expenses	22,289	22,103	44,646	37,363

INCOME (LOSS) FROM OPERATIONS	31,270	(1,998)	58,904	1,946
Interest expense, net	(13,182)	(14,729)	(25,039)	(15,025)
Other (expense) income, net	(570)	7,486	(3,558)	7,138
Change in fair value of redeemable preferred stock embedded derivative	(4,588)	—	(3,690)	—

CONSOLIDATED INCOME (LOSS) BEFORE INCOME TAXES	12,930	(9,241)	26,617	(5,941)
Income tax (provision) benefit	(4,795)	1,722	(8,165)	1,524

CONSOLIDATED NET INCOME (LOSS)	8,135	(7,519)	18,452	(4,417)
Less: Net loss attributable to non-controlling interest	—	247	—	247

NET INCOME (LOSS) ATTRIBUTABLE TO SUPERIOR	$8,135	$(7,272)	$18,452	$(4,170)

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO SUPERIOR- BASIC	$0.09	$(0.41)	$0.16	$(0.28)

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO SUPERIOR- DILUTED	$0.09	$(0.41)	$0.16	$(0.28)

DIVIDENDS DECLARED PER SHARE	$0.09	$0.09	$0.18	$0.27

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 25, 2017	June 30, 2018	June 25, 2017
Net income (loss) attributable to Superior	$8,135	$(7,272)	$18,452	$(4,170)

Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain, net of tax	(38,084)	14,295	(17,180)	23,345

Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	(22,566)	10,568	(4,894)	27,962
Tax benefit (provision)	4,577	—	815	(335)

Change in unrecognized (losses) gains on derivative instruments, net of tax	(17,989)	10,568	(4,079)	27,627

Defined benefit pension plan:
Actuarial gains on pension obligation, net of curtailments and amortization	68	93	177	185
Tax provision	(24)	(25)	(46)	(49)

Pension changes, net of tax	44	68	131	136

Other comprehensive (loss) income, net of tax	(56,029)	24,931	(21,128)	51,108

Comprehensive (loss) income attributable to Superior	$(47,894)	$17,659	$(2,676)	$46,938

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$19,067	$46,360
Short-term investments	750	750
Accounts receivable, net	178,948	160,167
Inventories	187,018	173,999
Income taxes receivable	4,191	6,929
Other current assets	36,788	29,178

Total current assets	426,762	417,383
Property, plant and equipment, net	531,345	536,686
Goodwill	296,186	304,805
Intangibles, net	184,631	203,473
Deferred income tax assets, net	51,556	54,302
Other non-current assets	39,394	34,603

Total assets	$1,529,874	$1,551,252

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,247	$118,424
Accrued expenses	66,757	68,786
Current portion of long-term debt	3,112	4,000
Income taxes payable	790	3,849

Total current liabilities	182,906	195,059
Long-term debt (less current portion)	669,620	679,552
Non-current income tax liabilities	15,195	5,731
Deferred income tax liabilities, net	23,088	28,539
Embedded derivative liability	8,375	4,685
Other non-current liabilities	55,566	47,269
Commitments and contingencies (Note 21)	—	—
Mezzanine equity:
Redeemable preferred shares, $0.01 par value, 1,000,000 shares authorized, 150,000 shares outstanding at June 30, 2018 and December 31, 2017	153,153	144,694
European non-controlling redeemable equity	52,599	—
Shareholders’ equity:
Common stock, $0.01 par value
Authorized—100,000,000 shares; Issued and outstanding – 25,011,730 shares at June 30, 2018 (24,917,025 shares at December 31, 2017)	87,305	89,755
Accumulated other comprehensive loss	(110,249)	(89,121)
Retained earnings	392,316	393,146

Superior shareholders’ equity	369,372	393,780
Noncontrolling interests	—	51,943

Total shareholders’ equity	369,372	445,723

Total liabilities, mezzanine and shareholders’ equity	$1,529,874	$1,551,252

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2018	June 25, 2017
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$30,801	$(10,093)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(38,020)	(29,982)
Acquisition of Uniwheels, net of cash acquired	(118)	(690,704)
Proceeds from sale of property, plant and equipment	—	2

NET CASH USED IN INVESTING ACTIVITIES	(38,138)	(720,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	975,571
Proceeds from issuance of redeemable preferred shares	—	150,000
Debt repayment	(3,614)	(282,322)
Cash dividends paid	(15,547)	(8,985)
Cash paid for common stock repurchase	—	(5,014)
Proceeds from borrowings on revolving credit facility	85,400	—
Repayments of borrowings on revolving credit facility	(85,400)	—
Payments related to tax withholdings for stock-based compensation	(605)	(1,457)
Proceeds from exercise of stock options	68	—
Redeemable preferred shares issuance costs	—	(3,737)
Financing costs paid	—	(30,460)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(19,698)	793,596

Effect of exchange rate changes on cash	(258)	615

Net increase (decrease) in cash and cash equivalents	(27,293)	63,434
Cash and cash equivalents and restricted cash at the beginning of the period	46,360	57,786

Cash and cash equivalents and restricted cash at the end of the period	$19,067	$121,220

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Condensed Consolidated Statement of Shareholders’ Equity

(Dollars in thousands)

(Unaudited)	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Non-controlling Interest	Total
Balance at December 31, 2017	24,917,025	$89,755	$(8,498)	$(5,257)	$(75,366)	$393,146	$51,943	$445,723
Net income	—	—	—	—	—	18,452	—	18,452
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	(4,079)	—	—	—	—	(4,079)
Change in employee benefit plans, net of taxes	—	—	—	131	—	—	—	131
Net foreign currency translation adjustment	—	—	—	—	(17,180)	—	—	(17,180)
Stock options exercised	4,500	68	—	—	—	—	—	68
Restricted stock awards granted, net of forfeitures	90,205	—	—	—	—	—	—	—
Stock-based compensation expense	—	1,107	—	—	—	—	—	1,107
Cash dividends declared	—	—	—	—	—	(4,845)	—	(4,845)
Redeemable preferred dividend and accretion	—	—	—	—	—	(16,204)	—	(16,204)
Reclassification to European non-controlling redeemable equity	—	—	—	—	—	—	(51,943)	(51,943)
Adjust European non-controlling redeemable equity to redemption value	—	(3,625)	—	—	—	—	—	(3,625)
European non-controlling redeemable equity translation adjustment	—	—	—	—	—	2,851	—	2,851
European non-controlling redeemable equity dividend	—	—	—	—	—	(1,084)	—	(1,084)

Balance at June 30, 2018	25,011,730	$87,305	$(12,577)	$(5,126)	$(92,546)	$392,316	$—	$369,372

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

Note 1 – Nature of Operations

The principal business of Superior Industries International, Inc. (referred to herein as the “company” or “we,” “us” and “our”) is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) and aftermarket customers. We are one of the largest suppliers of cast aluminum wheels to the world’s leading automobile and light truck manufacturers, with manufacturing operations in the United States, Mexico, Germany and Poland. Our OEM aluminum wheels are sold primarily for factory installation, as either standard equipment or optional equipment, on vehicle models manufactured by Audi, BMW, Fiat Chrysler Automobiles N.V. (“FCA”), Ford, General Motors (“GM”), Jaguar-Land Rover, Mercedes-Benz, Mitsubishi, Nissan, Subaru, Toyota, Volkswagen,Volvo, Mazda, Peugot, and Suzuki. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a global presence and influence with North American, European and Asian OEMs. With the acquisition of Uniwheels AG (referred to as “Uniwheels” or our “European operations”), on May 30, 2017, we diversified our customer base from predominately North American OEMs (e.g. Ford and GM) to a global customer base of OEMs (e.g. Audi and Mercedes-Benz). As a result of the acquisition, we have determined that our North American and European operations should be treated as separate operating segments as further described in Note 7, “Business Segments.”

Note 2 – Presentation of Condensed Consolidated Financial Statements

Presentation

During interim periods, we follow the accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report on Form 10-K”) and apply appropriate interim financial reporting standards for a fair statement of our operating results and financial position in conformity with accounting principles generally accepted in the United States of America, as codified by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC”) (referred to herein as “U.S. GAAP”). Users of financial information produced for interim periods in 2018 are encouraged to read this Quarterly Report on Form 10-Q in conjunction with our consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (“SEC”) in our 2017 Annual Report on Form 10-K.

In the past, Superior has used a 4-4-5 convention for our fiscal quarters, which are thirteen-week periods (referred to as quarters) ending on the last Sunday of each calendar quarter. Therefore, the second quarter in 2017 started on March 27, 2017 and ended on June 25, 2017. Our European operations have historically reported on a calendar year basis, and, beginning on December 31, 2017, both our North American and European operations began reporting on a calendar fiscal year with each month ending on the last day of the calendar month. Thus, the second quarter of 2018 ended on June 30, 2018.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for quarterly reports on Form 10-Q and U.S. GAAP and, in our opinion, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed consolidated statements of operations for the three and six month periods ended June 30, 2018 and June 25, 2017, (ii) the condensed consolidated statements of comprehensive income for the three and six month periods ended June 30, 2018 and June 25, 2017, (iii) the condensed consolidated balance sheets at June 30, 2018 and December 31, 2017, (iv) the condensed consolidated statements of cash flows for the six month periods ended June 30, 2018 and June 25, 2017, and (v) the condensed consolidated statement of shareholders’ equity for the six month period ended June 30, 2018. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP. The condensed consolidated balance sheet as of December 31, 2017, included in this report was derived from our 2017 audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

New Accounting Standards

Adoption of New Accounting Standards

ASU 2014-09, Topic 606, “Revenue – Revenue from Contracts with Customers” (including all related amendments). On January 1, 2018, we adopted “Revenue from Contracts with Customers” and all the related amendments (the “new revenue standard”) using the modified retrospective method. Adoption of the standard did not have a material effect on our financial position or results of operations as the company’s method for recognizing revenue under the new standard does not vary significantly from revenue recognition practices under the prior standard.

ASU 2017-12 Improvements to Hedge Accounting Activities.” On January 1, 2018, we adopted the “Targeted Improvements to Accounting for Hedging Activities.” The principal change in accounting for hedges under this standard is that hedge ineffectiveness (for qualifying hedges subject to hedge accounting) will be recognized in other comprehensive income (rather than earnings) until the hedged item is recognized in earnings, at which point accumulated gains or losses will be recognized in earnings and classified with the underlying hedged expense. Other than the accounting for hedge ineffectiveness, the provisions of this standard apply prospectively. Gains and losses arising from hedge ineffectiveness previously recognized in earnings have been insignificant. Accordingly, there is no cumulative balance sheet adjustment or restatement associated with adoption of this standard.

ASU 2016-16, “Classification of Certain Cash Receipts and Cash Payments.” We adopted this standard as of January 1, 2018. The objective of the ASU is to address the diversity in practice in the presentation of certain cash receipts and cash payments in the statement of cash flows. This standard did not have a material effect on our financial condition or results of operations.

ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” In March 2017, the FASB issued this standard to improve the reporting of net benefit cost in the financial statements. We adopted this standard as of January 1, 2018. Due to the immateriality of our pension and postretirement costs, this standard does not have a material effect on our financial condition or results of operations. Accordingly, no restatement of previously issued financial statements is necessary and the provisions of this standard have been applied prospectively.

ASU 2017-11, “(Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” The objective of this standard is to reduce the complexity in accounting for certain financial instruments with down round features. When determining whether certain financial instruments should be classified as debt or equity instruments, a down round feature would no longer preclude equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value because of the existence of a down round feature. The company has no relevant transactions at the present time. As a result, this standard does not have a material effect on our financial condition or results of operations.

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

ASU 2016-18, “Restricted Cash.” The objective of the ASU is to address the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. This standard was adopted January 1, 2018 and did not have a material effect on our financial condition or results of operations since we have no restricted cash balances.

ASU 2016-16, “Intra-Entity Transfers of Assets Other than Inventory.” The objective of the ASU is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This standard was adopted January 1, 2018 and did not have a material effect on our financial condition or results of operations since we have no significant intra-entity transfers other than inventory.

Accounting Standards Issued But Not Yet Adopted

ASU 2016-02, “Leases.” In February of 2016, the FASB issued “Leases.” ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires modified retrospective adoption, with early adoption permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

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

ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” In January 2018, the FASB issued ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Cut and Jobs Act (“the Act”) related to items in accumulated other comprehensive income (AOCI) that the FASB refers to as having been stranded in AOCI. The new guidance may be applied retrospectively to each period in which the effect of the Act is recognized in the period of adoption. The company must adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the Act was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI. We are evaluating the impact this guidance will have on our financial position and statement of operations.

Note 3 – Acquisition

On March 23, 2017, Superior announced that it had entered into various agreements to commence a tender offer to acquire 100 percent of the outstanding equity interests of Uniwheels AG (the “Acquisition”) through a newly-formed, wholly-owned subsidiary (the “Acquisition Sub”). The Acquisition was effected through a multi-step process as more fully described below.

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

Superior decided to pursue a Domination and Profit and Loss Transfer Agreement (“DPLTA”) without concurrently pursuing a merger/squeeze-out. This approach enables Superior to realize substantial synergies of a consolidated entity without the distraction or expense associated with simultaneously pursuing the purchase of the remaining shares. According to the terms of the DPLTA, Superior AG offered to purchase any further tendered shares for cash consideration of Euro 62.18, or approximately Polish Zloty 264 per share. This cash consideration may be subject to change based on appraisal proceedings that the minority shareholders of Uniwheels have initiated. Because the aggregate equity purchase price of the Acquisition (assuming an exchange rate of 1.00 Dollar = 3.74193 Polish Zloty) was determined at the time of the initial acquisition, any increase in the resulting price must be reflected as a reduction of paid in capital (common stock). For each share that is not tendered, Superior will be obligated to pay a guaranteed annual dividend of Euro 3.23 as long as the DPLTA is in effect beginning in 2019. Subsequently, the name of the business was changed to Superior Industries Europe AG (hereafter referred to as Europe or our European operations).

The DPLTA became effective by entry on the commercial registry on January 17, 2018, with retroactive effect as of January 1, 2018. As a result, the carrying value of the non-controlling interest related to Uniwheels AG common shares outstanding of $51.9 million, which was presented as a component of total equity as of December 31, 2017, was reclassified to European non-controlling redeemable equity during the first quarter of 2018. The non-controlling interest shares may be tendered at any time and are, therefore, immediately redeemable and must be classified outside stockholders’ equity. For the period of time that the DPLTA is in effect, the non-controlling interests will continue to be presented in European non-controlling redeemable equity outside of stockholders’ equity in the condensed consolidated balance sheets. A total of 1,579 additional shares were tendered at the DPLTA price of Euro 62.18 in the first half of 2018.

The company’s condensed consolidated financial statements include the results of our European operations subsequent to May 30, 2017 (refer to Note 7, “Business Segments” for more information). The company’s condensed consolidated financial statements reflect the purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

During the fourth quarter of 2017, the company obtained an updated valuation of the identifiable assets acquired and the liabilities assumed. The purchase price allocation was finalized in Q2 2018, with no significant adjustments. The following is the allocation of the purchase price:

(Dollars in thousands)
Purchase price
Cash consideration	$703,000

Non-controlling interest	63,200

Purchase price allocation
Cash and cash equivalents	12,296
Accounts receivable	60,580
Inventories	83,901
Prepaid expenses and other current assets	11,859

Total current assets	168,636
Property and equipment	259,784
Intangible assets (1)	205,000
Goodwill	286,249
Other assets	32,987

Total assets acquired	952,656

Accounts payable	61,883
Other current liabilities	40,903

Total current liabilities	102,786
Other long-term liabilities	83,670

Total liabilities assumed	186,456

Net assets acquired	$766,200

(1)

Intangible assets are recorded at estimated fair value, as determined by management based on available information which includes a valuation prepared by an independent third party. The fair values assigned to identifiable intangible assets were determined through the use of the income approach, specifically the relief from royalty and multi-period excess earnings methods. The major assumptions used in arriving at the estimated identifiable intangible asset values included management’s estimates of future cash flows, discounted at an appropriate rate of return which is based on the weighted average cost of capital for both the company and other market participants. The useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows. The estimated fair value of intangible assets and related useful lives as included in the purchase price allocation include:

	Estimated Fair Value	Estimated Useful Life (in Years)
(Dollars in thousands)
Brand name	$9,000	5-6
Technology	15,000	4-6
Customer relationships	167,000	6-11
Trade names	14,000	Indefinite

	$205,000

The above goodwill represents future economic benefits expected to be recognized from the company’s expansion into the European wheel market, as well as expected future synergies and operating efficiencies. Goodwill resulting from the Acquisition of $296.2 million (initial balance of $286.2 million, increased for post-acquisition translation adjustments) has been allocated to the European segment.

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

In accordance with ASC 606, the company disaggregates revenue from contracts with customers into our segments, North America and Europe. Revenues by segment for the three and six months ended June 30, 2018 are summarized in the table below (in thousands):

Three and Six Months Ended June 30, 2018

	Three Months	Six Months
North America	$204,758	$408,908
Europe	184,186	366,484

Total	$388,944	$775,392

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

At contract inception, the company assesses goods and services promised in its contracts with customers and identifies a performance obligation for each promise to deliver a good or service (or bundle of goods or services) that is distinct. Principal performance obligations under our customer contracts consist of manufacture and delivery of aluminum wheels, including production parts, service parts and replacement parts. As a part of the delivery of the wheels, we develop tooling necessary to produce the wheels. Accordingly, tooling costs, which are explicitly recoverable from our customers, are capitalized as preproduction costs and amortized over the average life of the vehicle wheel program (refer to Note 11, “Preproduction Cost Related to Long Term Supply Arrangements”). Customer reimbursement for tooling is deferred and amortized over the life of the vehicle wheel program.

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

The opening and closing balances of the company’s receivables and current and long-term contract liabilities are as follows (in thousands):

	June 30, 2018	January 1, 2018	Change
Trade Receivables	$170,175	$150,151	$20,024
Contract liabilities—current	5,314	5,736	(422)
Contract liabilities—noncurrent	6,540	5,222	1,318

The changes in receivables and liability balances primarily result from timing differences between our performance and customer payment. During the three and six-month periods ended June 30, 2018, the company recognized tooling reimbursement revenue of $2.1 million and $3.7 million, respectively, which had been deferred in prior periods and was previously included in the current portion of the contract liability (deferred revenue). During the three and six-month periods ended June 30, 2018, the company recognized revenue of $0.2 million and $1.9 million, respectively, from obligations satisfied in prior periods as a result of retrospective price adjustments arising from changes in commodity prices, production efficiencies or wheel weight.

Under the company’s policies, shipping costs are treated as a cost of fulfillment. In addition, as permitted under a practical expedient relating to disclosure of performance obligations, the company does not disclose remaining performance obligations under its contracts since contract terms are substantially less than a year (generally less than one month).

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

Derivative Financial Instruments

Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments using industry-standard valuation models such as a discounted cash flow. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, commodity prices and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk. In certain cases, market data may not be available, and we may use broker quotes and models (e.g., Black-Scholes) to determine fair value. This includes situations where there is lack of liquidity for a particular currency or commodity or when the instrument is longer dated. The fair value measurements of the redeemable preferred shares embedded derivatives are based upon Level 3 unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the liability. Refer to Note 6, “Derivative Financial Instruments.”

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

The following table categorizes items measured at fair value at June 30, 2018:

		Fair Value Measurement at Reporting Date Using
June 30, 2018	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$750	$—	$750	$—
Cash surrender value	8,231	—	8,231	—
Derivative contracts	2,730	—	2,730	—

Total	$11,711	$—	$11,711	$—

Liabilities
Derivative contracts	$19,161	$—	$19,161	$—
Embedded derivative liability	8,375	—	—	8,375

Total	$27,536	$—	$19,161	$8,375

The following table categorizes items measured at fair value at December 31, 2017:

		Fair Value Measurement at Reporting Date Using
December 31, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$750	$—	$750	$—
Cash surrender value	8,040	—	8,040	—
Derivative contracts	6,342	—	6,342	—

Total	$15,132	$—	$15,132	$—

Liabilities
Derivative contracts	$16,106	$—	$16,106	$—
Embedded derivative liability	4,685	—	—	4,685

Total	$20,791	$—	$16,106	$4,685

The following table summarizes the changes during the first six months of 2018 in level 3 fair value measurement of the embedded derivative liability relating to the redeemable preferred shares issued in connection with the acquisition of European operations:

Six Months Ended June 30, 2018
(Dollars in thousands)
Change in fair value:
Beginning fair value – December 31, 2017	$4,685
Change in fair value of redeemable preferred stock embedded derivative liability	3,690

Ending fair value at June 30, 2018	$8,375

Debt Instruments

The carrying values of the company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices of these securities (Level 2 input based on the GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the company’s debt instruments are shown below (in thousands):

June 30, 2018
(Dollars in thousands)
Estimated aggregate fair value	$693,847
Aggregate carrying value (1)	695,116

(1)	Long-term debt excluding the impact of unamortized debt issuance costs.

Note 6 – Derivative Financial Instruments

Derivative Instruments and Hedging Activities

We use derivatives to partially offset our business exposure to foreign currency, interest rates, and aluminum commodity risk.

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

We record all derivatives in the condensed consolidated balance sheets at fair value. Our accounting treatment for these instruments is based on the hedge designation. The cash flow hedges that are designated as hedging instruments are recorded in Accumulated Other Comprehensive Income (“AOCI”) until the hedged item is recognized in earnings, at which point accumulated gains or losses will be recognized in earnings and classified with the underlying hedged expense. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates. At June 30, 2018, the company held derivatives that were designated as hedging instruments as well as derivatives that did not qualify for designation as hedging instruments as discussed below.

Deferred gains and losses associated with cash flow hedges of foreign currency costs are recognized as a component of cost of sales in the same period as the related cost is recognized. Our foreign currency transactions hedged with cash flow hedges as of June 30, 2018, are expected to occur within 1 month to 48 months.

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

Redeemable Preferred Stock Embedded Derivative

We have determined that the conversion option embedded in Series A redeemable preferred stock is required to be accounted for separately from the Series A redeemable preferred stock as a derivative liability. Separation of the conversion option as a derivative liability is required because its economic characteristics are considered more akin to an equity instrument and therefore the conversion option is not considered to be clearly and closely related to the economic characteristics of the redeemable preferred stock. This is because the economic characteristics of the redeemable preferred stock are considered more akin to a debt instrument due to the fact that the shares are redeemable at the holder’s option, the redemption value is significantly greater than the face amount, the shares carry a fixed mandatory dividend and the stock price necessary to make conversion more attractive than redemption ($56.324) is significantly greater than the price at the date of issuance ($19.05), all of which lead to the conclusion that redemption is more likely than conversion. For additional information on the redeemable preferred stock, see Note 14, “Redeemable Preferred Shares.”

We also have determined that the early redemption option upon the occurrence of a redemption event (e.g. change of control, etc.) must also be bifurcated and accounted for separately from the redeemable preferred stock at fair value, because the debt host contract involves a substantial discount (face of $150.0 million as compared to the redemption value of $300.0 million) and exercise of the early redemption option would accelerate the holder’s option to redeem the shares.

Accordingly, we have recorded an embedded derivative liability representing the combined fair value of the right of holders to receive common stock upon conversion of Series A redeemable preferred stock at any time (the “conversion option”) and the right of the holders to exercise their early redemption option upon the occurrence of a redemption event (the “early redemption option”). The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of redeemable preferred stock embedded derivative” financial statement line item of the company’s condensed consolidated statements of operations (see “Note 14, “Redeemable Preferred Shares”).

A binomial option pricing model is used to estimate the fair value of the conversion and early redemption options embedded in the redeemable preferred stock. The binomial model utilizes a “decision tree” whereby future movement in the company’s common stock price is estimated based on a volatility factor. The binomial option pricing model requires the development and use of assumptions. These assumptions include estimated volatility of the value of our common stock, assumed possible conversion or early redemption dates, an appropriate risk-free interest rate, risky bond rate and dividend yield.

The expected volatility of the company’s equity is estimated based on the historical volatility of our common stock. The assumed base case term used in the valuation model is the period remaining until May 22, 2024 (the earliest date at which the holder may exercise its unconditional redemption option). A number of other scenarios incorporate earlier redemption dates to address the possibility of early redemption upon the occurrence of a redemption event. The risk-free interest rate is based on the yield on the U.S. Treasury zero coupon yield curve with a remaining term equal to the expected term of the conversion and early redemption options. The significant assumptions utilized in the company’s valuation of the embedded derivative at June 30, 2018 are as follows: valuation scenario terms between 3.50 and 5.89 years, volatility of 33 percent, risk-free rate of 2.7 percent to 2.8 percent related to the respective assumed terms, a risky bond rate of 19.3 percent and a dividend yield of 2.0 percent.

Based on the foregoing assumptions, the fair value of the redeemable preferred stock embedded derivative liability at June 30, 2018 is $8.4 million and the change in fair value of redeemable preferred stock embedded derivative liability during the six months ended June 30, 2018 was $3.7 million, mainly due to the increase in our stock price during that period.

The following tables display the fair value of derivatives by balance sheet line item at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Other	Other		Other
	Current Assets	Non-current Assets	Accrued Liabilities	Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts and collars designated as hedging instruments	$1,015	$532	$4,413	$13,503
Foreign exchange forward contracts not designated as hedging instruments	266	—	3	—
Aluminum forward contracts designated as hedging instruments	842	—	—	—
Cross currency swap not designated as a hedging instrument	—	—	949	—
Interest rate swap contracts designated as hedging instruments	—	75	293	—
Embedded derivative liability	—	—	—	8,375

Total derivative financial instruments	$2,123	$607	$5,658	$21,878

	December 31, 2017
	Other	Other		Other
	Current Assets	Non-current Assets	Accrued Liabilities	Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts and collars designated as hedging instruments	$3,065	$723	$4,922	$8,405
Foreign exchange forward contracts not designated as hedging instruments	721	—	206	—
Aluminum forward contracts not designated as hedging instruments	1,833	—	—	—
Cross currency swap not designated as a hedging instrument	—	—	1,467	1,106
Embedded derivative liability	—	—	—	4,685

Total derivative financial instruments	$5,619	$723	$6,595	$14,196

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	June 30, 2018		December 31, 2017
	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign currency forward contracts and collars designated as hedging instruments	$500,489	$(16,369)	$397,744	$(9,539)
Foreign currency forward contracts and collars not designated as hedging instruments	25,125	263	23,305	515
Aluminum forward contracts designated as hedging instruments	15,761	842	—	—
Aluminum forward contracts not designated as hedging instruments	—	—	15,564	1,833
Cross currency swap not designated as a hedging instrument	23,735	(949)	36,454	(2,573)
Interest rate swap contracts designated as hedging instruments	130,000	(218)	—	—

Total derivative financial instruments	$695,110	$(16,431)	$473,067	$(9,764)

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

The following table provides the impact of derivative instruments designated as cash flow hedges on our consolidated statement of operations:

Three Month Period Ended June 30, 2018	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)
(Dollars in thousands)
Derivative contracts	$(17,989)	$(539)	$435

Total	$(17,989)	$(539)	$435

Six Month Period Ended June 30, 2018	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)
(Dollars in thousands)
Derivative contracts	$(4,079)	$46	$(309)

Total	$(4,079)	$46	$(309)

Three Month Period Ended June 25, 2017	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)
(Dollars in thousands)
Derivative contracts	$10,568	$(1,091)	$(1,619)

Total	$10,568	$(1,091)	$(1,619)

Six Month Period Ended June 25, 2017	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)
(Dollars in thousands)
Derivative contracts	$27,627	$(3,582)	$(1,451)

Total	$27,627	$(3,582)	$(1,451)

Note 7 – Business Segments

As a result of the Acquisition, the company expanded into the European market and extended its customer base to include the principal European OEMs. As a consequence, we have realigned our executive management structure, organization and operations to focus on our performance in our North American and European regions. In accordance with the requirements of ASC Topic 280, “Segment Reporting,” we have concluded that our North American and European businesses represent separate operating segments in view of significantly different markets, customers and products within each of these regions. Each operating segment has discrete financial information which is evaluated regularly by the company’s CEO in determining resource allocation and assessing performance. Within each of these regions, the company’s markets, customers, products and production processes are similar and production can be readily transferred between production facilities. Moreover, our business within each region leverages common systems, processes and infrastructure.

Accordingly, North America and Europe comprise the company’s operating segments for purposes of segment reporting.

(Dollars in thousands)
	Net Sales		Income from Operations
Three months ended	June 30, 2018	June 25, 2017	June 30, 2018	June 25, 2017
North America	$204,758	$186,898	$9,676	$(1,098)
Europe	184,186	53,730	21,594	(900)

	$388,944	$240,628	$31,270	$(1,998)

(Dollars in thousands)
	Depreciation and Amortization		Capital Expenditures
Three months ended	June 30, 2018	June 25, 2017	June 30, 2018	June 25, 2017
North America	$8,603	$9,073	$8,565	$11,037
Europe	15,384	4,217	6,781	2,122

	$23,987	$13,290	$15,346	$13,159

(Dollars in thousands)
	Net Sales		Income from Operations
Six months ended	June 30, 2018	June 25, 2017	June 30, 2018	June 25, 2017
North America	$408,908	$361,118	$23,461	$2,846
Europe	366,484	53,730	35,443	(900)

	$775,392	$414,848	$58,904	$1,946

(Dollars in thousands)
	Depreciation and Amortization		Capital Expenditures
Six months ended	June 30, 2018	June 25, 2017	June 30, 2018	June 25, 2017
North America	$17,401	$17,443	$18,593	$27,860
Europe	30,939	4,217	19,427	2,122

	$48,340	$21,660	$38,020	$29,982

(Dollars in thousands)
	Property, Plant and Equipment, net		Goodwill and Intangibles
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
North America	$244,813	$245,178	$—	$—
Europe	286,532	291,508	480,817	508,278

	$531,345	$536,686	$480,817	$508,278

(Dollars in thousands)
	Total Assets
	June 30, 2018	December 31, 2017
North America	$539,003	$519,192
Europe	990,871	1,032,060

	$1,529,874	$1,551,252

Geographic information

Net sales by geographic location is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 25, 2017	June 30, 2018	June 25, 2017
(Dollars in thousands)
Net sales:
U.S.	$30,527	$34,435	$61,010	$66,223
Mexico	174,231	152,463	347,898	294,895
Germany	70,968	19,913	142,193	19,913
Poland	113,218	33,817	224,291	33,817

Consolidated net sales	$388,944	$240,628	$775,392	$414,848

Note 8 – Short-Term Investments

Cash and Cash Equivalents

The company’s cash and cash equivalents include certificates of deposit and fixed deposits with original maturities of three months or less. Certificates of deposit and fixed deposits whose original maturity is greater than three months and is one year or less are classified as short-term investments and certificates of deposit and fixed deposits whose maturity is greater than one year at the balance sheet date are classified as non-current assets in our condensed consolidated balance sheets. The purchase of any certificates of deposit or fixed deposits that are classified as short-term investments or non-current assets appear in the investing section of our condensed consolidated statements of cash flows.

Restricted Deposits

We purchase certificates of deposit that mature within twelve months and are used to secure or collateralize letters of credit securing our workers’ compensation obligations. As of June 30, 2018 and December 31, 2017, certificates of deposit totaling $0.8 million were restricted in use and were classified as short-term investments on our condensed consolidated balance sheets.

Note 9 – Inventories

	June 30, 2018	December 31, 2017
(Dollars in thousands)
Raw materials	$49,801	$59,353
Work in process	54,408	48,803
Finished goods	82,809	65,843

Inventories	$187,018	$173,999

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $9.5 million and $8.1 million at June 30, 2018 and December 31, 2017, respectively. Included in raw materials were operating supplies and spare parts totaling $13.7 million and $12.5 million at June 30, 2018 and December 31, 2017, respectively.

Note 10 – Property, Plant and Equipment

	June 30, 2018	December 31, 2017
(Dollars in thousands)
Land and buildings	$137,987	$136,918
Machinery and equipment	740,413	720,175
Leasehold improvements and others	12,281	12,192
Construction in progress	64,397	58,753

	955,078	928,038
Accumulated depreciation	(423,733)	(391,352)

Property, plant and equipment, net	$531,345	$536,686

Depreciation expense was $34.9 million and $19.5 million for the six months ended June 30, 2018 and June 25, 2017, respectively.

Note 11 – Preproduction Costs Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all preproduction engineering costs for which reimbursement is not contractually guaranteed by the customer or which are in excess of the contractually guaranteed reimbursement amount. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight-line basis. Also, we defer any reimbursements made to us by our customers and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Changes in the facts and circumstances of individual wheel programs may accelerate the amortization of both the cost of customer-owned tooling and the deferred tooling reimbursement revenues. Tooling reimbursement revenues for the three and six months ended June 30, 2018 were $2.1 million and $3.7 million, respectively, while the corresponding amounts for the three and six months ended June 25, 2017 were $1.8 million and $3.5 million, respectively. Tooling reimbursement revenues are included in net sales in the condensed consolidated statements of operations (refer to Note 4, “Revenue” for further information regarding revenue recognition and accounting for contract assets, pre-production costs and customer reimbursement).

The following tables summarize the unamortized customer-owned tooling costs included in our non-current assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities:

	June 30, 2018	December 31, 2017
(Dollars in thousands)
Customer-Owned Tooling Costs
Preproduction costs	$94,927	$84,198
Accumulated amortization	(75,808)	(71,409)

Net preproduction costs	$19,119	$12,789

Deferred Tooling Revenues
Accrued expenses	$5,314	$4,654
Other non-current liabilities	6,540	1,974

Total deferred tooling revenues	$11,854	$6,628

Note 12 – Goodwill and Other Intangible Assets

Goodwill and indefinite-lived assets, such as certain trade names acquired in connection with the acquisition of our European operations on May 30, 2017, are not amortized, but are instead evaluated for impairment on an annual basis at the end of the fiscal year, or more frequently if events or circumstances indicate that impairment may be more likely than not. During the three and six months ended June 30, 2018, no impairment charges have been taken against the company’s goodwill or indefinite-lived intangible assets. The carrying amount of goodwill arose from the Acquisition described in Note 3, “Acquisition.”

The company’s other intangible assets consist primarily of assets with finite lives which are amortized on a straight-line basis over their estimated useful lives. Following is a summary of the company’s finite-lived and indefinite-lived intangible assets as of June 30, 2018.

	December 31, 2017	Amortization Expense	Currency Translation	June 30, 2018	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$8,490	$(968)	$(209)	$7,313	4-5
Technology	14,150	(1,613)	(348)	12,189	3-5
Customer relationships	165,746	(10,867)	(4,364)	150,515	5-10

Total finite	188,386	(13,448)	(4,921)	170,017
Trade names	15,087	—	(473)	14,614	Indefinite

Total	$203,473	$(13,448)	$(5,394)	$184,631

Amortization expense for the three and six months ended June 30, 2018 was $6.4 million and $13.4 million, while the corresponding amount for the three and six months ended June 25, 2017 was $2.2 million. The anticipated annual amortization expense for these intangible assets is $25.9 million for 2018, $25.0 million for 2019 to 2021, $22.2 million for 2022, and $20.2 million for 2023.

Note 13 – Debt

A summary of long-term debt and the related weighted average interest rates is shown below (in thousands):

	June 30, 2018
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term loan facility	$384,800	$(14,443)	$370,357	6.1%
6.00% Senior Notes due 2025	291,650	(7,941)	283,709	6.0%
Other	18,666	—	18,666	1.9%

	$695,116	$(22,384)	672,732

Less: Current portion			3,112

Long-term debt			$669,620

(1)	Unamortized portion

Senior Notes

On June 15, 2017, Superior issued Euro 250.0 million aggregate principal amount of 6.00% Senior Notes (the “Notes”) due June 15, 2025. Interest on the Notes is payable semiannually, on June 15 and December 15. Superior may redeem the Notes, in whole or in part, on or after June 15, 2020 at redemption prices of 103.000% and 101.500% of the principal amount thereof if the redemption occurs during the 12-month period beginning June 15, 2020 or 2021, respectively, and a redemption price of 100% of the principal amount thereof on or after June 15, 2022, in each case plus accrued and unpaid interest to, but not including, the applicable redemption date. In addition, the company may redeem some or all of the Notes prior to June 15, 2020 at a price equal to 100.0% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest, if any, up to, but not including, the redemption date. Prior to June 15, 2020, the company may redeem up to 40% of the aggregate principal amount of the Notes using the proceeds of certain equity offerings at a certain redemption price. If we experience a change of control or sell certain assets, the company may be required to offer to purchase the Notes from the holders. The Notes are senior unsecured obligations ranking equally in right of payment with all of its existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness. The Notes are effectively subordinated in right of payment to the existing and future secured indebtedness of the company, including the Senior Secured Credit Facilities (as defined below), to the extent of the assets securing such indebtedness.

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

The indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal, premium, if any, and interest, when due; (ii) breach of covenants in the indenture; (iii) a failure to pay certain judgments; and (iv) certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Trustee or holders of at least 30% in principal amount of the then outstanding Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. These events of default are subject to a number of important qualifications, limitations and exceptions that are described in the indenture. As of June 30, 2018, the company was in compliance with all covenants under the indenture governing the Notes.

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

On June 29, 2018, the company entered into an amendment to the Credit Agreement pursuant to which the interest rate under the Term Loan Facility was reduced to LIBOR plus 4.00 percent (from LIBOR plus 4.50 percent), subject to a LIBOR floor of 0.00 percent (in place of the previous LIBOR floor of 1.00 percent). Substantially all of the original loans under the Term Loan Facility were replaced with loans from existing lenders under terms that were not substantially different than those of the original loans. As a result, this transaction did not result in any debt extinguishment and the unamortized debt issuance costs associated with the original loans will continue to be amortized over the remaining term of the replacement loans (which is unchanged from the original term).

Borrowings under the Term Loan Facility will bear interest at a rate equal to, at the company’s option, either (a) LIBOR for the relevant interest period, adjusted for statutory reserve requirements, subject to a floor of 0.00 percent per annum, plus an applicable rate of 4.00 percent or (b) a base rate, subject to a floor of 2.00 percent per annum, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50 percent and (3) LIBOR for an interest period of one month plus 1.00 percent, in each case, plus an applicable rate of 3.50 percent. Borrowings under the Revolving Credit Facility initially bear interest at a rate equal to, at the company’s option, either (a) LIBOR for the relevant interest period, adjusted for statutory reserve requirements, subject to a floor of 1.00 percent per annum, plus an applicable rate of 3.50 percent or (b) a base rate, subject to a floor of 2.00 percent per annum, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the federal funds effective rate plus 0.50 percent and (3) LIBOR for an interest period of one month plus 1.00 percent, in each case, plus an applicable rate of 3.50 percent provided such rate may not be less than zero. The initial commitment fee for unused commitments under the Revolving Credit Facility shall be 0.50 percent. The applicable rates for borrowings under the Revolving Credit Facility and commitment fees for unused commitments under the Revolving Credit Facility are based upon the First Lien Net Leverage Ratio effective for the preceding quarter with LIBOR applicable rates between 3.50 percent and 3.00 percent, base rate applicable rates between 2.50 percent and 2.00 percent and commitment fees between 0.50 percent and 0.25 percent. Commitment fees are included in our condensed consolidated financial statements line, interest (expense) income, net.

As of June 30, 2018, the company had repaid $15.2 million under the Term Loan Facility resulting in a balance of $384.8 million. In addition, the company had no outstanding borrowings under the Revolving Credit Facility, had outstanding letters of credit of $2.8 million and available unused commitments under the facility of $157.2 million as of June 30, 2018.

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

In addition, the Credit Agreement contains customary default provisions, representations and warranties and restrictive covenants. The Credit Agreement also contains a provision permitting the Lenders to accelerate the repayment of all loans outstanding under the Senior Secured Credit Facilities during an event of default. As of June 30, 2018, the company was in compliance with all covenants under the Credit Agreement.

Acquisition Debt

In connection with the acquisition of our European operations, the company assumed $70.7 million of outstanding debt. At June 30, 2018, $18.7 million of debt remained outstanding relating to an equipment loan of which $3.1 million was classified as current. The company also has an available unused line of credit of Euro 30.0 million which expires July 31, 2020. The revolving credit facility bears interest at Euribor plus 1.0 percent (but in any event not less than 0.96 percent) and the equipment loan bears interest at 1.9 percent.

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

Accordingly, we have recorded an embedded derivative liability representing the estimated combined fair value of the right of holders to receive common stock upon conversion (the “conversion option”) and the right of the holders to exercise their early redemption option upon the occurrence of a redemption event (the “early redemption option”). The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of redeemable preferred stock embedded derivative” financial statement line item of the company’s condensed consolidated statements of operations. Refer to Note 6, “Derivative Financial Instruments” for further information regarding the valuation of the embedded derivative.

Since the redeemable preferred stock may be redeemed at the option of the holder, but is not mandatorily redeemable, the redeemable preferred stock has been classified as mezzanine equity and initially recognized at fair value of $150.0 million (the proceeds on the date of issuance) less issuance costs of $3.7 million, resulting in an initial value of $146.3 million. This amount has been further reduced by $10.9 million assigned to the embedded derivative liability at date of issuance, resulting in an adjusted initial value of $135.5 million. We are accreting the difference between the adjusted initial value of $135.5 million and the redemption value of $300 million over the seven-year period from the date of issuance through May 23, 2024 (the date at which the holder has the unconditional right to redeem the shares, deemed to be the earliest likely redemption date) using the effective interest method. The accretion to the carrying value of the redeemable preferred stock is treated as a deemed dividend, recorded as a charge to retained earnings and deducted in computing earnings per share (analogous to the treatment for stated and participating dividends paid on the redeemable preferred shares). The accumulated accretion as of June 30, 2018 is $17.7 million resulting in an adjusted redeemable preferred stock balance of $153.2 million.

Note 15 – European Non-Controlling Redeemable Equity

On January 17, 2018, the DPLTA (referred to in Note 3, “Acquisitions”) became effective with the entry into the commercial register. As a result, non-controlling interests with a carrying value of $51.9 million were reclassified from stockholders’ equity to mezzanine equity effective January 1, 2018 because non-controlling interests with redemption rights (not within the company’s control) are considered redeemable and must be classified outside shareholders’ equity. In addition, the carrying value of the non-controlling interests must be adjusted to redemption value since they are currently redeemable. The following table summarizes the European non-controlling redeemable equity activity for the six months ended June 30, 2018:

Balance at December 31, 2017	$—
Reclassification of non-controlling interests	51,943
Redemption value adjustment	3,625
Translation adjustment	(2,851)
Purchase of shares	(118)

Balance at June 30, 2018	$52,599

Annual compensation payable on untendered outstanding shares under the DPLTA must be recognized as it accrues, whether or not declared or paid. As of June 30, 2018, we have accrued $1.1 million representing the prorated annual dividend due to the European non-controlling shareholders for the first six months of 2018, which is included in accrued liabilities.

Note 16 – Earnings Per Share

In accordance with U.S. GAAP, basic earnings per share is computed by dividing net income (loss) attributable to Superior, after adjusting for preferred dividends and European non-controlling redeemable equity translation and dividend, by the weighted average number of common shares outstanding. For purposes of calculating diluted earnings per share, net income (loss) attributable to Superior is divided by the total of the weighted average shares outstanding plus the dilutive effect of our redeemable preferred stock, outstanding stock options and time and performance based restricted stock units under the treasury stock method.

(Dollars and shares in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30, 2018	June 25, 2017	June 30, 2018	June 25, 2017
Basic Earnings Per Share:
Reported net income (loss) attributable to Superior	$8,135	$(7,272)	$18,452	$(4,170)
Less: Redeemable preferred stock dividends and accretion	(8,135)	(2,882)	(16,204)	(2,882)
Less: European non-controlling redeemable equity dividend	(511)	—	(1,084)	—
Add: European non-controlling redeemable equity translation adjustment	2,851	—	2,851	—

Basic numerator	$2,340	$(10,154)	$4,015	$(7,052)

Basic earnings (loss) per share	$0.09	$(0.41)	$0.16	$(0.28)

Weighted average shares outstanding-Basic	25,001	24,908	24,969	24,961

Diluted Earnings Per Share:
Reported net income (loss) attributable to Superior	$8,135	$(7,272)	$18,452	$(4,170)
Less: Redeemable preferred stock dividends and accretion	(8,135)	(2,882)	(16,204)	(2,882)
Less: European non-controlling redeemable equity dividend	(511)	—	(1,084)	—
Add: European non-controlling redeemable equity translation adjustment	2,851	—	2,851	—

Diluted numerator	$2,340	$(10,154)	$4,015	$(7,052)

Diluted earnings (loss) per share	$0.09	$(0.41)	$0.16	$(0.28)

Weighted average shares outstanding-Basic	25,001	24,908	24,969	24,961
Weighted average dilutive stock options and restricted stock units	52	—	39	—

Weighted average shares outstanding-Diluted	25,053	24,908	25,008	24,961

For the first half of 2018, options to purchase 51,250 shares at prices ranging from $16.32 to $22.57 were excluded from the diluted earnings per share because they would have been anti-dilutive, as their exercise prices exceeded the average market prices for the period. The performance shares discussed in Note 19, “Stock-Based Compensation” are not included in the diluted earnings per share because the performance metrics had not been met as of the period ended June 30, 2018. The redeemable preferred shares discussed in Note 14, “Redeemable Preferred Shares” are not included in the diluted earnings per share because the conversion would be anti-dilutive as of the period ended June 30, 2018.

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

The Tax Cut and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The company is applying the guidance in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act, when accounting for the enactment-date effects of the Act. As of June 30, 2018, the company has not completed its accounting for all of the tax effects of the Act; however, it has made reasonable estimates of the tax effects. In all cases, the company will continue to make and refine its calculations as additional analysis is completed. In addition, the company’s estimates may also be affected as it gains a more thorough understanding of the tax law and certain aspects of the Act are clarified by the taxing authorities. For the six months ended June 30, 2018 the company recorded additional expense of $1.6 million for the re-measurement of the deferred tax assets recorded at December 31, 2017, due to additional guidance issued in 2018.

The Act also subjects a US shareholder to tax on Global Intangible Low-taxed Income (“GILTI”) earned by certain foreign subsidiaries. The company has not yet determined its accounting policy with respect to GILTI and has included the 2018 estimate of current year GILTI as a period cost included as part of the estimated annual effective tax rate.

The income tax expense for the three and six months ended June 30, 2018, was $4.8 million and $8.2 million, respectively, resulting in an effective income tax rate of 37.1 percent and 30.7 percent, respectively. The effective tax rate for the three and six months ended June 30, 2018 was higher than the statutory rate primarily due to the US taxation of foreign earnings under the GILTI provisions of the Act, offset in part by earnings in countries with tax rates lower that the U.S. statutory rate. The income tax benefit for the three and six months ended June 25, 2017, was $1.7 million $1.5 million respectively, resulting in an effective income tax rate of 18.6 percent and 25.6 percent. The effective tax rate for the three and six months ended June 25, 2017 was lower than the statutory rate due to earnings in countries with tax rates lower than the U.S. statutory rate and the recognition of transaction costs incurred related to the acquisition of our European operations.

At June 30, 2018, the company remains indefinitely reinvested with respect to its initial investment and any associated potential withholding tax on earnings of its non-U.S. subsidiaries subject to the transition tax, as well as with respect to future earnings that will primarily fund the operations of the subsidiary; however, the company continues to evaluate its position under SAB 118.

Note 18 – Retirement Plans

We have an unfunded salary continuation plan covering certain directors, officers and other key members of management. We purchase life insurance policies on certain participants to provide, in part, for future liabilities. Cash surrender value of these policies, totaling $8.2 million and $8.0 million at June 30, 2018 and December 31, 2017, respectively, are included in other non-current assets in the company’s condensed consolidated balance sheets. Subject to certain vesting requirements, the plan provides for a benefit based on final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. The plan was closed to new participants effective February 3, 2011. We have measured the plan assets and obligations of our salary continuation plan for all periods presented.

For the six months ended June 30, 2018, payments to retirees or their beneficiaries totaled approximately $0.7 million. We presently anticipate benefit payments in 2018 to total approximately $1.4 million. The following table summarizes the components of net periodic pension cost for the three and six-month periods ended June 30, 2018 and June 25, 2017.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 25, 2017	June 30, 2018	June 25, 2017
(Dollars in thousands)
Service cost	$—	$—	$—	$—
Interest cost	272	298	543	596
Net amortization	109	67	219	134

Net periodic pension cost	$381	$365	$762	$730

Note 19 – Stock-Based Compensation

2018 Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “Plan”) was approved by stockholders in May 2018 and amended and restated the 2008 Equity Incentive Plan. The Plan authorizes us to issue up to 4.35 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants. At June 30, 2018, there were 2.1 million shares available for future grants under this Plan. No more than 1.2 million shares may be used under the Plan as “full value” awards, which include restricted stock and performance stock units. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

During the first quarter of 2015, the company implemented a long-term incentive program for the benefit of certain members of company management. The program was designed to strengthen employee retention and to provide a more structured incentive program to stimulate improvement in future company results. Per the terms of the program, each year participants are granted time value restricted stock units (“RSUs”), vesting ratably over a three-year time period, and performance restricted stock units (“PSUs”), with a three-year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the company’s common stock, with accrued dividends. The 2015 PSU grant vested during the first quarter of 2018. The outstanding PSUs are categorized further into three individual categories whose vesting is contingent upon the achievement of certain targets as follows:

•	40% of the PSUs vest upon certain Return on Invested Capital targets for 2018, 2017 and 2016 units

•	40% of the PSUs vest upon certain Cumulative EPS targets for 2018, 2017 and 2016 units

•	20% of the PSUs vest upon certain market based Shareholder Return targets for 2018, 2017, and 2016 units

Options

Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant. Options and restricted shares granted under the Plan generally require no less than a three-year ratable vesting period.    Stock option activity in the first half of 2018 is summarized in the following table:

	Outstanding	Weighted Average Exercise Price		Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2017	145,625		$18.96	2.0	$—
Granted	—	$
Exercised	(4,500)		$15.17
Canceled	(55,125)		$18.53
Expired	(27,000)		$21.84

Balance at June 30, 2018	59,000		$18.33

Options vested or expected to vest at June 30, 2018	59,000		$18.33	2.8	$58,433

Exercisable at June 30, 2018	59,000

Restricted Stock Units

Restricted stock unit activity in the first half of 2018 is summarized in the following table:

	Number of Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (in Years)
Balance at December 31, 2017	169,266	$22.27	1.6
Granted	185,071	$15.60
Vested	(58,580)	$22.93
Canceled	(389)	$15.91

Balance at June 30, 2018	295,368	$17.96	2.0

Restricted Performance Stock Units

Restricted performance stock unit activity in the first half of 2018 is summarized in the following table:

	Number of Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (in Years)
Balance at December 31, 2017	239,674	$22.58	1.7
Granted	287,662	$16.84
Vested	—	$—
Canceled	(778)	$16.85

Balance at June 30, 2018	526,558	$19.45	2.4

Stock-Based Compensation

Stock-based compensation expense related to our equity incentive plans was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 25, 2017	June 30, 2018	June 25, 2017
(Dollars in thousands)
Cost of sales	$230	$(138)	$411	$49
Selling, general and administrative expenses	750	(154)	1,302	938

Stock-based compensation expense before income taxes	980	(292)	1,713	987
Income tax benefit (expense)	(229)	108	(400)	(364)

Total stock-based compensation expense after income taxes	$751	$(184)	$1,313	$623

As of June 30, 2018, a total of $7.1 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 2.2 years. There were no significant capitalized stock-based compensation costs at June 30, 2018 and December 31, 2017.

Note 20 – Common Stock Repurchase Programs

In January 2016, our Board of Directors approved a stock repurchase program (the “Repurchase Program”), authorizing the repurchase of up to $50.0 million of common stock. Under the Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. The timing and extent of the repurchases under the Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion. There were no repurchases under this program in the first six months of 2018.

Note 21 – Commitments and Contingencies

Derivatives and Purchase Commitments

In order to hedge exposure related to fluctuations in foreign currency rates and the cost of certain commodities used in the manufacture of our products, we periodically may purchase derivative financial instruments such as forward contracts, options or collars to offset or mitigate the impact of such fluctuations. Programs to hedge currency rate exposure may address ongoing transactions including foreign-currency-denominated receivables and payables, as well as specific transactions related to purchase obligations. Programs to hedge exposure to commodity cost fluctuations are based on underlying physical consumption of such commodities.

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

Note 22 – Receivables Securitization

The company sells certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash provided by operating activities. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes. During the second quarter of 2018, the company sold trade receivables totalling $38.8 million and incurred factoring fees of $0.2 million, which are included in other (expense) income, net. The collective limit under our factoring arrangements is $74.0 million. As of June 30, 2018, $23.1 million of factored receivables had not yet been collected.

Note 23 – Subsequent Events – Redemption of Non-Controlling Interest

On August 7, 2018, the company purchased 447,821 shares of the noncontrolling interest in our European operations at a price of 63.59 Euro per share (consisting of the price of 62.18 Euro plus interest as provided under the DPLTA) for a total purchase price of 28.5 million Euro, or approximately $33.2 million (at an exchange rate of 1.1666). As a result, the company now owns 97.8 percent of the outstanding shares.

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

Executive Overview

Overview of Superior

Our principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (OEMs) in North America and Europe and aftermarket suppliers in Europe. We employ approximately 8,000 employees, operating in nine manufacturing facilities in North America and Europe with a combined annual manufacturing capacity of approximately 22 million wheels. We believe we are the #1 North American aluminum wheel manufacturer, the #3 European aluminum wheel manufacturer and the #1 European aluminum wheel aftermarket supplier. Our OEM aluminum wheels accounted for approximately 92 percent of our sales in the second quarter of 2018 and are primarily sold for factory installation on many vehicle models manufactured by Audi, BMW, FCA, Ford, GM, Jaguar-Land Rover, Mercedes-Benz, Mitsubishi, Nissan, Subaru, Toyota, Volkswagen and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products but we have a global presence and influence with North American, European and Asian OEMs. With the acquisition of our European operations on May 30, 2017, we diversified our customer base from predominately North American OEMs (e.g. Ford and GM) to a global customer base of OEMs (e.g. Audi, Mercedes-Benz, and Toyota). With the acquisition we have taken a major step toward delivering on our strategic plan to become one of the largest light vehicle aluminum wheel suppliers in the world.

The market for our wheels is trending to larger diameter wheels, more aggressive styling, and more sophisticated finishes. In order to improve our strategic position and better serve our customers, we are augmenting our product portfolio with wheels containing higher technical content and greater differentiation. We believe this direction is consistent with current trends in the market and needs of our customers. To achieve this objective, we have invested in the past and continue to invest in new manufacturing capabilities in order to produce more sophisticated finishes and larger diameter products, which typically provide higher value in the market. The acquisition of our European operations and the construction of a new finishing facility align with this strategic mission. We have recently completed the construction of a physical vapor deposition (“PVD”) finishing facility, which will establish us as the first OEM automotive wheel manufacturer to have this capability in-house in North America and Europe. PVD is a wheel coating process that creates bright chrome-like surfaces in an environmentally friendly manner. We also recently received a patent for our AluLite technology, which reduces the weight of a wheel by as much as 10%. Additionally, as customers seek greater customization, we continue to increase our offerings of specialized product inscriptions through pad printing and laser etching.

As a result of the acquisition of our European operations on May 30, 2017, we have broadened our product portfolio and acquired a significant customer share with European OEMs, including Audi, Jaguar-Land Rover, Mercedes Benz and Volvo. The acquisition is not only complementary in terms of customers, market coverage and product offerings but also very much aligned with our strategic direction with a priority focus on larger diameter wheels, premium finishes, luxury brands and specialty wheels for high performance motorsport racing vehicles, all providing enhanced opportunity for higher margin business. With the acquisition, our global reach encompasses sales to nine of the ten largest OEMs in the world. The following chart shows our sales by customer for the first half 2018 as compared to the first half of 2017:

Overview of the first half of the year

Operational performance improved in the first half of 2018 in comparison to the same period in 2017 due to the inclusion of six months of our European operations versus only one-month last year and improved performance globally. The following chart shows the improved performance in the first half of 2018 in comparison to 2017.

Fiscal vs. Calendar Weeks

In the past, Superior has used a 4-4-5 convention for our fiscal quarters, which are thirteen-week periods (referred to as quarters) ending on the last Sunday of each calendar quarter. Therefore, the first quarter in 2017 started on December 26, 2016 and ended on March 26, 2017 and the second quarter in 2017 started on March 27, 2017 and ended on June 25, 2017. Our European operations, which were acquired on May 30, 2017, have historically reported on a calendar year end. Beginning on December 31, 2017, both our North American and European operations are reported on a calendar fiscal year with each month ending on the last day of the calendar month. Thus, the first and the second quarters of 2018 ended on March 31, 2018 and June 30, 2018, respectively.

Listed in the table below are several key indicators we use to monitor our financial condition and operating performance.

Results of Operations

	Three Months Ended
	June 30, 2018	June 25, 2017	Net Change
(Thousands of dollars, except per share amounts)
Net sales
North America	$204,758	$186,898	$17,860
Europe	184,186	53,730	130,456

Net sales	388,944	240,628	148,316
Cost of sales	335,385	220,601	114,784
Restructuring costs	—	(78)	78

Gross profit	53,559	20,105	33,454
Percentage of net sales	13.8%	8.4%	5.4%
Selling, general and administrative	22,289	22,103	186

Income (loss) from operations	31,270	(1,998)	33,268
Percentage of net sales	8.0%	(0.8%)	8.8%
Interest expense, net	(13,182)	(14,729)	1,547
Other (expense) income, net	(570)	7,486	(8,056)
Change in fair value of redeemable preferred stock embedded derivative	(4,588)	—	(4,588)
Income tax (provision) benefit	(4,795)	1,722	(6,517)
Less: Net loss attributable to non-controlling interest	—	247	(247)

Net income (loss)	8,135	(7,272)	15,407
Percentage of net sales	2.1%	(3.0%)	5.1%
Diluted earnings (loss) per share	$0.09	$(0.41)	$0.50
Value added sales*	$204,395	$130,381	$74,014
Adjusted EBITDA*	$57,232	$29,479	$27,753
Percentage of net sales*	14.7%	12.3%	2.4%
Percentage of value added sales*	28.0%	22.6%	5.4%
Unit shipments in thousands	5,553	3,794	1,759

*	Refer to definition of the terms in the “Non-GAAP Financial Measures” section.

Net sales

Net sales for the second quarter of 2018 increased in comparison to the second quarter of 2017 due to the inclusion of three months of sales of our European operations in 2018 versus one month in 2017, higher sales in North America and higher aluminum prices. There were no sales included for the first two months of the second quarter in the 2017 results for our European operations because the acquisition was completed on May 30, 2017.

Cost of sales

Cost of sales for the second quarter of 2018 increased significantly primarily due to the inclusion of three months of cost from our European operations compared to one month of cost of sales in the second quarter of 2017 and higher aluminum prices. Aluminum costs increased due to higher market prices, which is mainly passed through to our customers.

Selling, general and administrative expenses

Selling, general and administrative expenses for the second quarter of 2018 increased slightly in comparison to second quarter of 2017 due to higher European costs because of the inclusion of three months of our European operations largely offset by lower acquisition-related expenses in the second quarter of 2018 versus one month in 2017. The acquisition and integration costs were $2.5 million and $10.5 million for the second quarter of 2018 and 2017, respectively.

Interest expense

Net interest expense in the second quarter of 2018 was $13.2 million versus $14.7 million in the second quarter of 2017, a decrease of $1.5 million. The decrease is due to 2017 debt issuance costs related to bridge loan financing for the European business acquisition. These debt issuance costs were expensed upon repayment of the bridge loan financing in the second quarter of 2017 using a portion of the proceeds from the acquisition financing. This decrease is partially offset by interest expense on the acquisition debt which was outstanding for the entire three-month period in 2018 versus only one month in 2017.

Other (expense) income, net

Other (expense) income for the second quarter for 2018 and 2017 was $0.6 million expense and $7.5 million income, respectively. The significant decrease was due to the foreign exchange gain related to the acquisition recorded in the second quarter of 2017.

Change in fair value of redeemable preferred stock embedded derivative

The $4.6 million loss recorded in the second quarter of 2018 on the embedded derivative on the preferred shares issued as part of the European business acquisition was mainly due to the increase in our stock price. The embedded derivative was recognized near the end of the second quarter of 2017 so there was not a significant change in the fair value during the second quarter of 2017.

Income tax benefit (provision)

The income tax provision for the second quarter ended June 30, 2018 was $4.8 million on pre-tax income of $12.9 million, representing an effective income tax rate of 37.1 percent. The effective tax rate for the second quarter ended June 30, 2018 was higher than the statutory rate primarily due to the US taxation of foreign earnings under the GILTI provisions of the Act, offset in part by earnings in countries with tax rates lower than the U.S. statutory rate.

Net income (loss)

Net income in the second quarter of 2018 was $8.1 million, or $0.09 per diluted share, compared to net loss of $7.3 million, or $0.41 loss per diluted share, in the second quarter of 2017. The increase in net income was largely due to lower acquisition and integration costs in the second quarter of 2018 compared to the second quarter of 2017.

Segment Sales and Income from Operations

	Three Months Ended
	June 30, 2018	June 25, 2017	Change
(Dollars in thousands)
Selected data
Net sales
North America	$204,758	$186,898	$17,860
Europe	184,186	53,730	130,456

Total net sales	$388,944	$240,628	$148,316

Income (loss) from operations
North America	$9,676	$(1,098)	$10,774
Europe	21,594	(900)	22,494

Total income (loss) from operations	$31,270	$(1,998)	$33,268

North America

In the second quarter of 2018, net sales of our North America plants increased by $17.9 million as compared to the second quarter of 2017. The increase is primarily due to the increase in price of aluminum in the second quarter of 2018 versus the second quarter of 2017. Favorable price and product mix also contributed to the increased sales in the second quarter of 2018 in comparison to the second quarter of 2017.

Income from operations increased by $10.8 million in the second quarter of 2018 in comparison to 2017 due to lower non-recurring costs in 2018 and a lower gross margin in 2017. During the second quarter of 2017, the company incurred $10.2 million of costs associated with the acquisition of our European business.

Europe

We acquired our European operations on May 30, 2017 and, as a result, we included three months of the European business’ operations in our consolidated statements in 2018 versus one month in 2017. In June 2017, our European operations had a loss from operations of $0.9 million for the one month included in our consolidated statements. The loss was due to the amortization related to the new intangibles and other adjustments related to the acquisition.

Results of Operations

	Six Months Ended
	June 30, 2018	June 25, 2017	Net Change
(Thousands of dollars, except per share amounts)
Net sales
North America	$408,908	$361,118	$47,790
Europe	366,484	53,730	312,754

Net sales	775,392	414,848	360,544
Cost of sales	671,842	375,409	296,433
Restructuring costs	—	130	(130)

Gross profit	103,550	39,309	64,241
Percentage of net sales	13.4%	9.5%	3.9%
Selling, general and administrative	44,646	37,363	7,283

Income from operations	58,904	1,946	56,958
Percentage of net sales	7.6%	0.5%	7.1%
Interest expense, net	(25,039)	(15,025)	(10,014)
Other (expense) income, net	(3,558)	7,138	(10,696)
Change in fair value of redeemable preferred stock embedded derivative	(3,690)	—	(3,690)
Income tax (provision) benefit	(8,165)	1,524	(9,689)
Less: Net loss attributable to non-controlling interest	—	247	(247)

Net income	18,452	(4,170)	22,622
Percentage of net sales	2.4%	(1.0%)	3.4%
Diluted earnings (loss) per share	$0.16	$(0.28)	$0.44
Value added sales *	$411,831	$225,842	$185,989
Adjusted EBITDA *	$109,436	$48,602	$60,834
Percentage of net sales *	14.1%	11.7%	2.4%
Percentage of value added sales *	26.6%	21.5%	5.1%
Unit shipments in thousands	11,090	6,637	4,453

*	Refer to definition of the terms in the “Non-GAAP Financial Measures” section.

Net sales

Net sales for the first half of 2018 increased in comparison to the first half of 2017 due to the inclusion of six months of sales of our European operations in 2018 versus one month in 2017 and higher aluminum prices. Due to the timing of our European operations acquisition on May 30, 2017, we only included the month of June in our 2017 year-to-date sales.

Cost of sales

Consolidated cost of sales for the first half of 2018 were $671.8 million, as compared to $375.4 million for the first half of 2017. The increase was mainly due to the inclusion of six months of our European operations coupled with higher raw material costs of aluminum. The increase in aluminum cost was driven by higher market prices and is mainly passed through to the customer.

Selling, general and administrative expenses

Selling, general and administrative expenses for the first half of 2018 increased in comparison to the first half of 2017 due to the inclusion of six months of our European operations in 2018 offset by a decrease in acquisition-related costs in the first half of 2018 as compared to 2017. The acquisition and integration support costs were $5.8 million in the first half of 2018 as compared to $17.5 million in the first half of 2017.

Interest expense

Net interest expense in the first half of 2018 was $25.0 million versus $15.0 million in the first half of 2017, an increase of $10.0 million. The increase is due to the debt instruments executed to finance the acquisition being in place for the entire six-month period in 2018 versus only one month in 2017. Partially offsetting this increase were one-time interest costs in 2017 related to the European business acquisition.

Other (expense) income, net

Other expense was $3.6 million in the first half of 2018 compared to other income of $7.1 million in the first half of 2017. This is due to recognition of a $2.4 million foreign exchange loss in 2018 as compared to a foreign exchange gain of $6.1 million in the first half of 2017 primarily due to a one-time acquisition-related gain.

Change in fair value of redeemable preferred stock embedded derivative

The $3.7 million loss recorded in the first half of 2018 on the embedded derivative on the preferred shares issued as part of the European business acquisition was mainly due to the increase in our stock price during that period. The embedded derivative was recognized near the end of the second quarter of 2017 so there was not a significant change in the fair value during the first six months of 2017.

Income tax (provision) benefit

The income tax provision for the first half of 2018 was $8.2 million on a pre-tax profit of $26.6 million, representing an effective income tax rate of 30.7 percent. The effective tax rate for the six months ended June 30, 2018 was higher than the statutory rate primarily due to the US taxation of foreign earnings under the GILTI provisions of the Act, offset in part by earnings in countries with tax rates lower than the U.S. statutory rate. The income tax benefit for the six months ended June 25, 2017, was $1.5 million, representing an effective income tax rate of 25.6 percent. The effective tax rate for the six months ended June 25, 2017 was lower than the statutory rate due to earnings in countries with tax rates lower than the U.S. statutory rate and a discrete tax benefit due to recognition of transaction costs incurred during the first six months ended June 25, 2017 related to the acquisition of our European business.

Net income (loss)

Net income in the first half of 2018 was $18.4 million, or $0.16 per diluted share, compared to net loss in the first half of 2017 of $4.2 million, or $0.28 loss per diluted share. The increase in net income was largely due to lower acquisition and integration costs in the first six months of 2018 compared to the first six months of 2017.

Segment Sales and Income from Operations

	Six Months Ended
	June 30, 2018	June 25, 2017	Change
(Dollars in thousands)
Selected data
Net sales
North America	$408,908	$361,118	$47,790
Europe	366,484	53,730	312,754

Total net sales	$775,392	$414,848	$360,544

Income (loss) from operations
North America	$23,461	$2,846	$20,615
Europe	35,443	(900)	36,343

Total income from operations	$58,904	$1,946	$56,958

North America

Net sales in the first six months of 2018 increased $47.8 million due to an increase in the price of aluminum and an increase in volume. On a customer level, shipments increased for GM, Toyota, and Nissan partially offset by a decrease in sales for Ford and BMW.

Income from operations for North America increased in the first half of 2018 in comparison to the first half of 2017 primarily due to lower non-recurring acquisition support costs in 2018 and a lower gross profit in 2017. North America incurred $17.3 million of costs associated with the acquisition of our European business in the first half of 2017 and $3.9 million in the first half of 2018.

Europe

We acquired our European operations on May 30, 2017 and, as a result, we included six months of the European business’ operations in our consolidated statements in 2018 versus one month in 2017. In June 2017, our European operations had a loss from operations of $0.9 million for the one month included in our consolidated statements. The loss was due to the amortization related to the new intangibles and other adjustments related to the acquisition.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity primarily include cash, cash equivalents and short-term investments and net cash provided by operating activities, our senior notes and borrowings under available debt facilities and, from time to time, other external sources of funds. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $243.9 million and 2.3:1 at June 30, 2018, versus $222.3 million and 2.1:1 at December 31, 2017. As of June 30, 2018, our cash, cash equivalents, and short-term investments totaled $19.8 million compared to $47.1 million at December 31, 2017.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, debt facilities, cash equivalents and short-term investments, and we believe these sources will continue to meet our capital requirements in the foreseeable future.

In connection with the acquisition of our European business, we entered into several debt and equity financing arrangements during 2017. On March 22, 2017, we entered into a senior secured credit agreement (the “Credit Agreement”) with Citibank, N.A, JP Morgan Chase N.A., Royal Bank of Canada and Deutsche Bank A.G. New York Branch (collectively, the “Lenders”). The Credit Agreement consists of a $400.0 million senior secured term loan facility (the “Term Loan Facility”) and a $160.0 million revolving credit facility. On May 22, 2017, we issued 140,202 shares of Series A redeemable preferred stock and 9,798 shares of Series B redeemable preferred stock to TPG Superior and TPG Growth III Sidewall, L.P. (“TPG”) for an aggregate purchase price of $150.0 million. On June 15, 2017, we issued €250.0 million aggregate principal amount of 6.00% Senior Notes (the “Notes”) due June 15, 2025. In addition, as a part of our European business acquisition, we assumed $70.7 million of outstanding debt. At June 30, 2018, balances outstanding under the Term Loan Facility, Notes and an equipment loan were $384.8 million, $291.7 million and $18.7 million, respectively. Unused commitments under the revolving credit facility were $157.2 million and there was 30 million Euro available under our European business line of credit as of June 30, 2018.

The following table presents a summary of the net increase in cash and cash equivalents in the periods presented:

(Dollars in thousands)	Six Months Ended
	June 30, 2018	June 25, 2017	Change
Net cash provided by (used in) operating activities	$30,801	$(10,093)	$40,894
Net cash used in investing activities	(38,138)	(720,684)	682,546
Net cash (used in) provided by financing activities	(19,698)	793,596	(813,294)
Effect of exchange rate changes on cash	(258)	615	(873)

Net (decrease) increase in cash and cash equivalents	$(27,293)	$63,434	$(90,727)

Operating Activities

Net cash provided by operating activities was $30.8 million for the six-month period ended June 30, 2018, compared to net cash used by operating activities of $10.1 million for the comparable period a year ago. The increase in cash flow provided by operating activities was mainly due to higher net income, which was primarily driven by lower acquisition and integration related fees, partially offset by increases in inventory and receivable levels during the first six months of 2018.

Investing Activities

Net cash used in investing activities was $38.1 million for the first six months of 2018 compared to $720.7 million in the comparable period last year. Net cash used in investing activities was higher in 2017 due to our European business acquisition in 2017.

Financing Activities

Net cash used in financing activities was $19.7 million for the first six months of 2018 compared to net cash provided by financing activities of $793.6 million in the comparable period last year. Net cash provided by financing activities was higher in 2017 due to debt levels and preferred stock issued to finance the European business acquisition.

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

	Three Months Ended		Six Months Ended
	June 30, 2018	June 25, 2017	June 30, 2018	June 25, 2017
(Dollars in thousands)
Net sales	$388,944	$240,628	$775,392	$414,848
Less, aluminum value and outside service provider costs	(184,549)	(110,247)	(363,561)	(189,006)

Value added sales	$204,395	$130,381	$411,831	$225,842

Adjusted EBITDA is a key measure that is not calculated according to U.S. GAAP. Adjusted EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, amortization, acquisition and integration costs, change in fair value of preferred derivative, restructuring and other closure costs and impairments of long-lived assets and investments. We use Adjusted EBITDA as an important indicator of the operating performance of our business. We use Adjusted EBITDA in our internal financial forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors and evaluating short-term and long-term operating trends in our operations. We believe the Adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures used to manage our business, to evaluate our performance compared to prior periods and the marketplace and to establish operational goals. We believe that these non-GAAP financial measures are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making. Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with U.S. GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies.

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

The following table reconciles our net income (loss), the most directly comparable GAAP financial measure, to our Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 25, 2017	June 30, 2018	June 25, 2017
(Dollars in thousands)
Net income (loss)	$8,135	$(7,272)	$18,452	$(4,170)
Interest expense, net	13,182	14,729	25,039	15,025
Income tax provision (benefit)	4,795	(1,722)	8,165	(1,524)
Depreciation	17,365	11,100	34,891	19,470
Amortization	6,621	2,190	13,449	2,190
Acquisition and integration costs	2,546	10,532	5,750	17,481
Change in fair value of preferred derivative	4,588	—	3,690	—
Closure costs (excluding accelerated depreciation)	—	(78)	—	130

Adjusted EBITDA	$57,232	$29,479	$109,436	$48,602

Adjusted EBITDA as a percentage of net sales	14.7%	12.3%	14.1%	11.7%
Adjusted EBITDA as a percentage of value added sales	28.0%	22.6%	26.6%	21.5%

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

We have operations in Mexico with sale and purchase transactions denominated in both pesos and dollars. The peso is the functional currency of certain of our operations in Mexico. The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican peso, the value of which decreased 1.3 percent in relation to the U.S. dollar in the first half of 2018. Foreign currency transaction losses totaled $0.5 million in the first half of 2018 and foreign currency translation gains totaled $8.1 million during the first half of 2017. All transaction gains and losses are included in other income (expense) in the condensed consolidated statements of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at June 30, 2018 of $102.5 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income.

We also have operations in Europe with sale and purchase transactions denominated in Euros and Zlotys. The Euro is the functional currency of our operations in Europe. A significant component of our European production operations is located in Poland. The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in Zlotys. The value of the Euro has decreased 2.6 percent in relation to the U.S. dollar in the six months ended June 30, 2018. During that same period the value of the Zloty has decreased 4.7 percent in relation to the Euro. Foreign currency transaction losses totaled $0.1 million in the first six months of 2018. All transaction gains and losses are included in other income (expense) in the condensed consolidated statements of operations.

As it relates to foreign currency translation gains and losses, the Euro has experienced periods of relative stability in value. The impact of these changes in value relative to our European operations resulted in a cumulative unrealized translation gain at June 30, 2018 of $10 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income.

The Company hedges aluminum purchases in its aftermarket business to mitigate the effect of fluctuations in aluminum prices but prior to March 1, 2018 had not applied hedge accounting to these hedges. Aluminum prices declined 2.6 percent in the six months ended June 30, 2018. As a result, during this period the company incurred a loss of $1.9 million through February 28, 2018 on its aluminum hedges. Effective March 1, 2018, the Company has elected to designate the aluminum hedges and apply hedge accounting to the related gains and losses. Accordingly, effective March 1, 2018 unrealized gains or losses are recorded in accumulated other comprehensive income (“AOCI”) until the hedged item is recognized in earnings and the related hedges are settled, at which point accumulated gains or losses will be recognized in earnings and classified with the underlying hedged expense.

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

In accordance with our corporate risk management policies, we may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our material foreign exchange exposures in Mexico and Poland, for up to approximately 48 months. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. We do not use derivative contracts for trading, market-making, or speculative purposes. For additional information on our derivatives, see Note 6, “Derivative Financial Instruments” in Notes to Condensed Consolidated Financial Statements in Item 1.

At June 30, 2018, the fair value liability of foreign currency exchange derivatives for the Peso was $5.8 million. The potential loss in fair value for such financial instruments from a 10 percent adverse change in quoted foreign currency exchange rates would be $24 million at June 30, 2018.

During the first half of 2018, the Mexican peso to U.S. dollar exchange rate averaged 19.07 pesos to $1.00. Based on the balance sheet at June 30, 2018 the value of net assets for our operations in Mexico was 2,101 million pesos. Accordingly, a 10 percent change in the relationship between the Peso and the U.S. dollar would result in a translation impact of $11 million, which would be recognized in other comprehensive income.

At June 30, 2018, the fair value liability for the company’s Euro/ U.S. dollar foreign currency exchange derivatives was $1.0 million. The potential loss in fair value for such financial instruments from a 10 percent adverse change in quoted foreign currency exchange rates would be $2.8 million at June 30, 2018.

From December 31, 2017 through June 30, 2018, the Euro to U.S. dollar exchange rate averaged $1.21 to 1 Euro. Based on the balance sheet at June 30, 2018, the value of net assets for our operations in Europe was 700.1 million Euros. Accordingly, a 10 percent change in the relationship between the Euro and the U.S. dollar would result in a translation impact of $84.7 million, which would be recognized in other comprehensive income.

At June 30, 2018, the fair value liability of foreign currency exchange derivatives for the Zloty was $10.3 million. The potential loss in fair value for such financial instruments from a 10 percent adverse change in quoted foreign currency exchange rates would be $26 million at June 30, 2018.

Our business requires us to settle transactions between currencies in both directions—i.e., Peso, Euro and Zloty to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” For the first six months of 2018, we had a $0.6 million net foreign exchange transaction loss related to the Peso, Euro and Zloty. The net imbalance between currencies depends on many factors including but not limited to, the company’s business model, location of production operations and associated currencies, and geographic distribution sales activity and associated currencies. Changes in the terms of the contracts with our customers may create an imbalance between currencies that we are hedging with foreign currency forward contracts. There can be no assurances that our hedging program will effectively offset the impact of the imbalance between currencies or that the net transaction balance will not change significantly in the future.

Commodity Purchase Commitments. When market conditions warrant, we may enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. Our European business has entered into forward contracts to hedge price fluctuations in its aluminum raw materials. At June 30, 2018, the fair value asset of forward contracts for aluminum was $0.8 million. The potential loss in fair value for such financial instruments from a 10 percent adverse change in aluminum prices would be $1.7 million at June 30, 2018.

Also see Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” in Part II of our 2017 Annual Report on Form 10-K and Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, with the participation of Don Stebbins, as Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, Don Stebbins, as Principal Executive Officer and Principal Financial Officer, concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

It em 1. Legal Proceedings

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

I tem 1A. Risk Factors

See Part I—Item 1A— “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 6. Exhibits

10.1	Superior Industries International, Inc. 2018 Equity Incentive Plan (filed herewith).*

10.2	Fourth Amendment to the Credit Agreement, dated as of June 29, 2018, among Superior Industries International Inc., Citibank N/ A. and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 29, 2018).

31.1	Certification of Donald J. Stebbins, Chief Executive Officer and President (Principal Executive Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Donald J. Stebbins, Chief Executive Officer and President (Principal Financial Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d- 14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Donald J. Stebbins, Chief Executive Officer and President (Principal Executive Officer and Principal Financial Officer), Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (submitted electronically herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (submitted electronically herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically herewith).

*	Indicates management contract or compensatory plan or arrangement.

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date: August 8, 2018	/s/ Donald J. Stebbins
Donald J. Stebbins Chief Executive Officer and President