Form 10-Q
period 2018-09-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2018-11-09
CIK 95552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock outstanding as of November 5, 2018: 25,019,237

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Industries International, Inc.

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
NET SALES	$347,612	$331,404	$1,123,004	$746,252
Cost of sales:
Cost of sales	323,939	307,511	995,781	682,920
Restructuring costs	—	—	—	130

Total cost of sales	323,939	307,511	995,781	683,050

GROSS PROFIT	23,673	23,893	127,223	63,202
Selling, general and administrative expenses	15,985	18,135	60,631	55,498

INCOME FROM OPERATIONS	7,688	5,758	66,592	7,704
Interest expense, net	(12,378)	(13,422)	(37,417)	(28,447)
Other (expense) income, net	(3,238)	3,082	(6,796)	10,220
Change in fair value of redeemable preferred stock embedded derivative	214	4,081	(3,476)	4,081

CONSOLIDATED (LOSS) INCOME BEFORE INCOME TAXES	(7,714)	(501)	18,903	(6,442)
Income tax benefit (provision)	7,051	3,355	(1,114)	4,880

CONSOLIDATED NET (LOSS) INCOME	(663)	2,854	17,789	(1,562)
Less: Net (loss) income attributable to non-controlling interest	—	(239)	—	8

NET (LOSS) INCOME ATTRIBUTABLE TO SUPERIOR	$(663)	$2,615	$17,789	$(1,554)

LOSS PER SHARE ATTRIBUTABLE TO SUPERIOR- BASIC	$(0.37)	(0.22)	$(0.21)	$(0.50)

LOSS PER SHARE ATTRIBUTABLE TO SUPERIOR- DILUTED	$(0.37)	$(0.22)	$(0.21)	$(0.50)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net (loss) income attributable to Superior	$(663)	$2,615	$17,789	$(1,554)

Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain, net of tax	4,282	8,149	(12,898)	31,494

Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	22,018	(2,189)	17,124	25,773
Tax provision	(4,495)	—	(3,680)	(335)

Change in unrecognized gains (losses) on derivative instruments, net of tax	17,523	(2,189)	13,444	25,438

Defined benefit pension plan:
Actuarial gains on pension obligation, net of curtailments and amortization	147	88	324	273
Tax provision	(23)	(25)	(69)	(74)

Pension changes, net of tax	124	63	255	199

Other comprehensive income, net of tax	21,929	6,023	801	57,131

Comprehensive income attributable to Superior	$21,266	$8,638	$18,590	$55,577

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$11,484	$46,360
Short-term investments	750	750
Accounts receivable, net	156,366	160,167
Inventories, net	193,188	173,999
Income taxes receivable	6,140	6,929
Other current assets	35,588	29,178

Total current assets	403,516	417,383
Property, plant and equipment, net	541,686	536,686
Goodwill	296,529	304,805
Intangibles, net	177,766	203,473
Deferred income tax assets, net	66,823	54,302
Other non-current assets	43,820	34,603

Total assets	$1,530,140	$1,551,252

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,065	$118,424
Accrued expenses	65,054	68,786
Current portion of long-term debt	3,105	4,000
Income taxes payable	3,785	3,849

Total current liabilities	184,009	195,059
Long-term debt (less current portion)	686,756	679,552
Non-current income tax liabilities	15,225	5,731
Deferred income tax liabilities, net	32,220	28,539
Embedded derivative liability	8,161	4,685
Other non-current liabilities	45,106	47,269
Commitments and contingencies (Note 21)	—	—
Mezzanine equity:
Redeemable preferred shares, $0.01 par value, 1,000,000 shares authorized, 150,000 shares outstanding at September 30, 2018 and December 31, 2017	157,566	144,694
European non-controlling redeemable equity	19,989	—
Shareholders’ equity:
Common stock, $0.01 par value
Authorized—100,000,000 shares; Issued and outstanding – 25,019,237 shares at September 30, 2018 (24,917,025 shares at December 31, 2017)	88,553	89,755
Accumulated other comprehensive loss	(88,320)	(89,121)
Retained earnings	380,875	393,146

Superior shareholders’ equity	381,108	393,780
Non-controlling interests	—	51,943

Total shareholders’ equity	381,108	445,723

Total liabilities, mezzanine equity and shareholders’ equity	$1,530,140	$1,551,252

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2018	October 1, 2017
NET CASH PROVIDED BY OPERATING ACTIVITIES	$64,340	$17,170

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(55,466)	(56,826)
Acquisition of Uniwheels, net of cash acquired	—	(701,224)
Proceeds from sale of property, plant and equipment	—	118

NET CASH USED IN INVESTING ACTIVITIES	(55,466)	(757,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of non-controlling redeemable shares	(33,421)	—
Proceeds from issuance of long-term debt	—	975,571
Proceeds from issuance of redeemable preferred shares	—	150,000
Debt repayment	(5,390)	(321,103)
Cash dividends paid	(21,680)	(13,340)
Cash paid for common stock repurchase	—	(5,014)
Payments related to tax withholdings for stock-based compensation	(606)	(1,467)
Net decrease in short term debt	—	(9,032)
Proceeds from borrowings on revolving credit facility	234,700	70,750
Repayments of borrowings on revolving credit facility	(216,100)	(99,650)
Proceeds from exercise of stock options	68	41
Redeemable preferred shares issuance costs	—	(3,737)
Financing costs paid	—	(30,460)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(42,429)	712,559

Effect of exchange rate changes on cash	(1,321)	841

Net decrease in cash and cash equivalents	(34,876)	(27,362)
Cash and cash equivalents at the beginning of the period	46,360	57,786

Cash and cash equivalents at the end of the period	$11,484	$30,424

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Condensed Consolidated Statement of Shareholders’ Equity

(Dollars in thousands)

(Unaudited)	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Non- controlling Interest	Total
Balance at December 31, 2017	24,917,025	$89,755	$(8,498)	$(5,257)	$(75,366)	$393,146	$51,943	$445,723
Net income	—	—	—	—	—	17,789	—	17,789
Change in unrecognized gains on derivative instruments, net of tax	—	—	13,444	—	—	—	—	13,444
Change in employee benefit plans, net of taxes	—	—	—	255	—	—	—	255
Net foreign currency translation adjustment	—	—	—	—	(12,898)	—	—	(12,898)
Stock options exercised	4,500	68	—	—	—	—	—	68
Restricted stock awards granted, net of forfeitures	97,712	—	—	—	—	—	—	—
Stock-based compensation expense	—	2,355	—	—	—	—	—	2,355
Cash dividends declared ($0.27 per share)	—	—	—	—	—	(7,101)	—	(7,101)
Redeemable preferred dividend and accretion	—	—	—	—	—	(24,499)	—	(24,499)
Reclassification to European non-controlling redeemable equity	—	—	—	—	—	—	(51,943)	(51,943)
Adjust European non-controlling redeemable equity to redemption value	—	(3,625)	—	—	—	—	—	(3,625)
European non-controlling redeemable equity translation adjustment	—	—	—	—	—	2,882	—	2,882
European non-controlling redeemable equity dividend	—	—	—	—	—	(1,342)	—	(1,342)

Balance at September 30, 2018	25,019,237	$88,553	$4,946	$(5,002)	$(88,264)	$380,875	—	$381,108

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

Note 1 – Nature of Operations

The principal business of Superior Industries International, Inc. (referred to herein as the “company” or “we,” “us” and “our”) is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) and aftermarket customers. We are one of the largest suppliers of cast aluminum wheels to the world’s leading automobile and light truck manufacturers, with manufacturing operations in the United States, Mexico, Germany and Poland. Our OEM aluminum wheels are sold primarily for factory installation, as either standard equipment or optional equipment, on vehicle models manufactured by Audi, BMW, Fiat Chrysler Automobiles N.V. (“FCA”), Ford, General Motors (“GM”), Jaguar-Land Rover, Mercedes-Benz, Mitsubishi, Nissan, Subaru, Toyota, Volkswagen, Volvo, Mazda, Peugot, and Suzuki. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a global presence and influence with North American, European and Asian OEMs. With the acquisition of Uniwheels AG (referred to as “Uniwheels” or our “European operations”), on May 30, 2017, we diversified our customer base from predominately North American OEMs (e.g. Ford and GM) to a global customer base of OEMs (e.g. Audi and Mercedes-Benz). As a result of the acquisition, we have determined that our North American and European operations should be treated as separate operating segments as further described in Note 7, “Business Segments.”

Note 2 – Presentation of Condensed Consolidated Financial Statements

Presentation

During interim periods, we follow the accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report on Form 10-K”) and apply appropriate interim financial reporting standards for a fair presentation of our operating results and financial position in conformity with accounting principles generally accepted in the United States of America, as codified by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC”) (referred to herein as “U.S. GAAP”). Users of financial information produced for interim periods in 2018 are encouraged to read this Quarterly Report on Form 10-Q in conjunction with our consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (“SEC”) in our 2017 Annual Report on Form 10-K.

In the past, Superior used a 4-4-5 convention for our fiscal quarters, which are thirteen-week periods (referred to as quarters) ending on the last Sunday of each calendar quarter. Therefore, the third quarter in 2017 started on June 26, 2017 and ended on October 1, 2017. Our European operations have historically reported on a calendar year basis, and, beginning on December 31, 2017, both our North American and European operations began reporting on a calendar fiscal year with each month ending on the last day of the calendar month. Thus, the third quarter of 2018 ended on September 30, 2018 and reflects one less calendar week of North America operations than the same period in 2017.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for quarterly reports on Form 10-Q and U.S. GAAP and, in our opinion, contain all adjustments, of a normal and recurring nature, which are necessary for a fair presentation of (i) the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2018 and October 1, 2017, (ii) the condensed consolidated statements of comprehensive income for the three and nine month periods ended September 30, 2018 and October 1, 2017, (iii) the condensed consolidated balance sheets at September 30, 2018 and December 31, 2017, (iv) the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2018 and October 1, 2017, and (v) the condensed consolidated statement of shareholders’ equity for the nine month period ended September 30, 2018. Superior acquired our European operations on May 30, 2017 and, as a result, our 2017 financial statements only include the period after the acquisition date. However, the accompanying unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP. The condensed consolidated balance sheet as of December 31, 2017, included in this report was derived from our 2017 audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

New Accounting Standards

Adoption of New Accounting Standards

Accounting Standards Update (“ASU”) 2014-09, Topic 606, “Revenue – Revenue from Contracts with Customers” (including all related amendments). On January 1, 2018, we adopted “Revenue from Contracts with Customers” and all the related amendments (the “new revenue standard”) using the modified retrospective method. Adoption of the standard did not have a material effect on our financial position or results of operations as the company’s method for recognizing revenue under the new standard does not vary significantly from revenue recognition practices under the prior standard.

ASU 2017-12 Improvements to Hedge Accounting Activities.” On January 1, 2018, we adopted the “Targeted Improvements to Accounting for Hedging Activities.” The principal change in accounting for hedges under this standard is that hedge ineffectiveness (for qualifying hedges subject to hedge accounting) will be recognized in other comprehensive income (rather than earnings) until the hedged item is recognized in earnings, at which point accumulated gains or losses will be recognized in earnings and classified with the underlying hedged expense. Other than the accounting for hedge ineffectiveness, the provisions of this standard apply prospectively. Gains and losses arising from hedge ineffectiveness previously recognized in earnings have been immaterial. Accordingly, there is no cumulative balance sheet adjustment or restatement associated with adoption of this standard.

ASU 2016-16, “Classification of Certain Cash Receipts and Cash Payments.” We adopted this standard as of January 1, 2018. The objective of the ASU is to address the diversity in practice in the presentation of certain cash receipts and cash payments in the statement of cash flows. Adoption of this standard did not have a material effect on our financial condition or results of operations.

ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” In March 2017, the FASB issued this standard to improve the reporting of net benefit cost in the financial statements. We adopted this standard as of January 1, 2018. Due to the immateriality of our pension and postretirement costs, adoption of this standard did not have a material effect on our financial condition or results of operations. Accordingly, no restatement of previously issued financial statements is necessary and the provisions of this standard have been applied prospectively.

ASU 2017-11, “(Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception.” The objective of this standard is to reduce the complexity in accounting for certain financial instruments with down round features. When determining whether certain financial instruments should be classified as debt or equity instruments, a down round feature would no longer preclude equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value because of the existence of a down round feature. The company has no relevant transactions at the present time. As a result, adoption of this standard did not have a material effect on our financial condition or results of operations.

ASU 2017-01, “Clarifying the Definition of a Business.” We have adopted this standard as of January 1, 2018. The objective of the ASU is to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Adoption of this standard did not have a material effect on our financial condition or results of operations since we have no imminent acquisitions.

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

Accounting Standards Issued But Not Yet Adopted

ASU 2016-02, “Leases (Topic 840).” In February of 2016, the FASB issued an ASU entitled “Leases (Topic 842).” The ASU requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires modified retrospective adoption, with early adoption permitted. The Company has gathered a complete inventory of leases and is reviewing the lease information and evaluating the impact. Based upon preliminary evaluation, the right-of-use asset and corresponding lease liability is expected to be, roughly, one percent of the Company’s total assets at adoption.

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

ASU 2018-13, “Fair Value Measurement.” In August 2018, the FASB issued an ASU entitled “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; the ASU allows for early adoption in any interim period after issuance of the update. We are evaluating the impact this guidance will have on our notes to the financial statements.

ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans.” In August 2018, the FASB issued ASU entitled “Compensation - Retirement Benefits - Defined Benefit Plans - General Subtopic 715-20 - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans,” which is designed to improve the effectiveness of disclosures by removing and adding disclosures related to defined benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020; the guidance allows for early adoption in any year end after issuance of the update. We are evaluating the impact this guidance will have on our notes to the financial statements.

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

On June 30, 2017, the company announced that it had commenced the delisting and associated tender process for the remaining outstanding shares of Uniwheels. As of July 31, 2017, 153,251 additional shares (representing 1.2 percent of Uniwheels shares) were tendered at Polish Zloty 247.87 per share. On December 15, 2017, an additional 75,000 shares (representing 0.6 percent of Uniwheels shares) were tendered at Polish Zloty 262.50 per share. On August 7, 2018, the company purchased 447,821 shares of the non-controlling interest in our European operations at a price of 63.59 Euro per share (consisting of the price of 62.18 Euro plus interest as provided under the DPLTA). As a result, the company now owns 97.8 percent of the outstanding shares.

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

The DPLTA became effective by entry on the commercial registry on January 17, 2018, with retroactive effect as of January 1, 2018. As a result, the carrying value of the non-controlling interest related to Uniwheels AG common shares outstanding of $51.9 million, which was presented as a component of total equity as of December 31, 2017, was reclassified to European non-controlling redeemable equity during the first quarter of 2018. The non-controlling interest shares may be tendered at any time and are, therefore, immediately redeemable and must be classified outside stockholders’ equity. For the period of time that the DPLTA is in effect, the non-controlling interests will continue to be presented in European non-controlling redeemable equity outside of stockholders’ equity in the condensed consolidated balance sheets. A total of 450,522 additional shares were tendered at the DPLTA price of Euro 62.18, plus interest, in the first nine months of 2018.

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

	$205,000

The above goodwill represents future economic benefits expected to be recognized from the company’s expansion into the European wheel market, as well as expected future synergies and operating efficiencies. The final purchase price allocation of goodwill, which was finalized in the second quarter of 2018, was $296.2 million (initial balance of $286.2 million, increased for post-acquisition translation adjustments) and was allocated to the Europe segment. The December 31, 2017 goodwill balance of $304.8 million decreased due to $9.4 million of currency translation adjustments offset by 1.1 million of post-closing adjustments, resulting in the balance of $296.5 million as of September 30, 2018.

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

In accordance with ASC 606, the company disaggregates revenue from contracts with customers into our segments, North America and Europe. Revenues by segment for the three and nine months ended September 30, 2018 are summarized in the table below (in thousands):

Three and Nine Months Ended September 30, 2018

	Three Months	Nine Months
North America	$197,776	$606,684
Europe	149,836	516,320

Total	$347,612	$1,123,004

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

At contract inception, the company assesses goods and services promised in its contracts with customers and identifies a performance obligation for each promise to deliver a good or service (or bundle of goods or services) that is distinct. Principal performance obligations under our customer contracts consist of manufacture and delivery of aluminum wheels, including production parts, service parts and replacement parts. As a part of the delivery of the wheels, we develop tooling necessary to produce the wheels. Accordingly, tooling costs, which are explicitly recoverable from our customers, are capitalized as preproduction costs and amortized over the average life of the vehicle wheel program (refer to Note 11, “Preproduction Cost Related to Long Term Supply Arrangements.”) Customer reimbursement for tooling is deferred and amortized over the life of the vehicle wheel program.

In the normal course of business, the company’s warranties are limited to product specifications and the company does not accept product returns unless the item is defective as manufactured. Accordingly, warranty costs are treated as a cost of fulfillment subject to accrual under ASC 460, rather than a performance obligation. The company establishes provisions for estimated returns and warranties. In addition, the company does not typically provide customers with the right to a refund but provides for product replacement.

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

We estimate variable consideration by using the “most likely” amount estimation approach. For commodity price fluctuations, estimates are based on the commodity index at contract inception. Changes in commodity prices are monitored and revenue is adjusted as changes in the commodity index occur. Prices incorporate the wheel weight price component based on product specifications. Weights are monitored, and prices are adjusted as variations arise. Price adjustments due to production efficiencies are generally recognized as and when negotiated with customers. Customer contract prices are generally adjusted quarterly to incorporate retroactive price adjustments. Based on timely accrual, timeliness of contract price adjustments and extensive experience, we do not believe that these adjustments would result in any significant cumulative reversal of revenue.

The opening and closing balances of the company’s receivables and current and long-term contract liabilities are as follows (in thousands):

	September 30, 2018	January 1, 2018	Change
Trade receivables	$145,098	$150,151	$(5,053)
Contract liabilities—current	5,318	5,736	(418)
Contract liabilities—noncurrent	6,598	5,222	1,376

The changes in receivables and liability balances primarily result from timing differences between our performance and customer payment. During the three and nine-month periods ended September 30, 2018, the company recognized tooling reimbursement revenue of $1.9 million and $5.6 million, respectively, which had been deferred in prior periods and was previously included in the current portion of the contract liability (deferred revenue). During the three and nine-month periods ended September 30, 2018, the company recognized revenue of $0.5 million and $2.4 million, respectively, from obligations satisfied in prior periods as a result of retrospective price adjustments arising from changes in commodity prices, production efficiencies or wheel weight.

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

Cash Surrender Value

We have an unfunded salary continuation plan, which was closed to new participants effective February 3, 2011. We purchased life insurance policies on certain participants to provide, in part, for future liabilities. Refer to Note 18, “Retirement Plans.”

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

The following table categorizes items measured at fair value at September 30, 2018:

		Fair Value Measurement at Reporting Date Using
September 30, 2018	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$750	$—	$750	$—
Cash surrender value	7,965	—	7,965	—
Derivative contracts	10,085	—	10,085	—

Total	$18,800	$—	$18,800	$—

Liabilities
Derivative contracts	$9,636	$—	$9,636	$—
Embedded derivative liability	8,161	—	—	8,161

Total	$17,797	$—	$9,636	$8,161

The following table categorizes items measured at fair value at December 31, 2017:

		Fair Value Measurement at Reporting Date Using
December 31, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$750	$—	$750	$—
Cash surrender value	8,040	—	8,040	—
Derivative contracts	6,342	—	6,342	—

Total	$15,132	$—	$15,132	$—

Liabilities
Derivative contracts	$16,106	$—	$16,106	$—
Embedded derivative liability	4,685	—	—	4,685

Total	$20,791	$—	$16,106	$4,685

The following table summarizes the changes during the first nine months of 2018 in level 3 fair value measurement of the embedded derivative liability relating to the redeemable preferred shares issued in connection with the acquisition of our European operations:

Nine Months Ended September 30, 2018
(Dollars in thousands)
Beginning fair value—January 1, 2017	$—
Change in fair value of redeemable preferred stock embedded derivative liability	4,685

Fair value – December 31, 2017	4,685
Change in fair value of redeemable preferred stock embedded derivative liability	3,476

Ending fair value at September 30, 2018	$8,161

Debt Instruments

The carrying values of the company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices of these securities (Level 2 input based on the GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the company’s debt instruments are shown below (in thousands):

	September 30, 2018	December 31, 2017
(Dollars in thousands)
Estimated aggregate fair value	$715,918	$704,005
Aggregate carrying value (1)	711,275	707,864

(1)	Long-term debt excluding the impact of unamortized debt issuance costs.

Note 6 – Derivative Financial Instruments

Derivative Instruments and Hedging Activities

We use derivatives to partially offset our business exposure to foreign currency, interest rates, and aluminum commodity risk. We may enter into forward contracts, option contracts, swaps, collars or other derivative instruments to offset some of the risk on expected future cash flows and on certain existing assets and liabilities. However, we may choose not to hedge certain exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange rates, interest rates, and aluminum commodity prices.

To help protect gross margins from fluctuations in foreign currency exchange rates, certain of our subsidiaries, whose functional currency is the U.S. dollar or the Euro, hedge a portion of forecasted foreign currency costs denominated in the Mexican Peso and Polish Zloty, respectively. We may hedge portions of our forecasted foreign currency exposure up to 48 months.

We record all derivatives in the condensed consolidated balance sheets at fair value. Our accounting treatment for these instruments is based on the hedge designation. The cash flow hedges that are designated as hedging instruments are recorded in Accumulated Other Comprehensive Income (“AOCI”) until the hedged item is recognized in earnings, at which point accumulated gains or losses will be recognized in earnings and classified with the underlying hedged expense. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates. At September 30, 2018, the company held derivatives that were designated as hedging instruments as well as derivatives that did not qualify for designation as hedging instruments as discussed below.

Deferred gains and losses associated with cash flow hedges of foreign currency and aluminum costs are recognized as a component of cost of sales in the same period as the related cost is recognized. Gains and losses associated with cash flow hedges of interest are recognized as a component of interest expense. Our foreign currency transactions hedged with cash flow hedges as of September 30, 2018, are expected to occur within 1 month to 48 months.

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

Accordingly, we have recorded an embedded derivative liability representing the combined fair value of the right of holders to receive common stock upon conversion of Series A redeemable preferred stock at any time (the “conversion option”) and the right of the holders to exercise their early redemption option upon the occurrence of a redemption event (the “early redemption option”). The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of redeemable preferred stock embedded derivative” financial statement line item of the company’s condensed consolidated statements of operations (see Note 14, “Redeemable Preferred Shares.”)

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

The expected volatility of the company’s equity is estimated based on the historical volatility of our common stock. The assumed base case term used in the valuation model is the period remaining until May 22, 2024 (the earliest date at which the holder may exercise its unconditional redemption option). A number of other scenarios incorporate earlier redemption dates to address the possibility of early redemption upon the occurrence of a redemption event. The risk-free interest rate is based on the yield on the U.S. Treasury zero coupon yield curve with a remaining term equal to the expected term of the conversion and early redemption options. The significant assumptions utilized in the company’s valuation of the embedded derivative at September 30, 2018 are as follows: valuation scenario terms between 3.25 and 5.64 years, volatility of 35 percent, risk-free rate of 2.9 percent to 3.0 percent related to the respective assumed terms, a risky bond rate of 18.8 percent and a dividend yield of 2.1 percent.

Based on the foregoing assumptions, the fair value of the redeemable preferred stock embedded derivative liability at September 30, 2018 is $8.2 million and the change in fair value of redeemable preferred stock embedded derivative liability during the nine months ended September 30, 2018 was $3.5 million. The loss was mainly due to the increase in our stock price during that period and was also related to a decrease in the discount rate.

The following tables display the fair value of derivatives by balance sheet line item at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts and collars designated as hedging instruments	$4,225	$4,936	$701	$8,170
Foreign exchange forward contracts not designated as hedging instruments	475	—	7	—
Aluminum forward contracts designated as hedging instruments	283	—	—	—
Cross currency swap not designated as a hedging instrument	—	—	681	—
Interest rate swap contracts designated as hedging instruments	17	149	77	—
Embedded derivative liability	—	—	—	8,161

Total derivative financial instruments	$5,000	$5,085	$1,466	$16,331

	December 31, 2017
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts and collars designated as hedging instruments	$3,065	$723	$4,922	$8,405
Foreign exchange forward contracts not designated as hedging instruments	721	—	206	—
Aluminum forward contracts not designated as hedging instruments	1,833	—	—	—
Cross currency swap not designated as a hedging instrument	—	—	1,467	1,106
Embedded derivative liability	—	—	—	4,685

Total derivative financial instruments	$5,619	$723	$6,595	$14,196

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	September 30, 2018		December 31, 2017
	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign currency forward contracts and collars designated as hedging instruments	$470,264	$290	$397,744	$(9,539)
Foreign currency forward contracts and collars not designated as hedging instruments	33,039	468	23,305	515
Aluminum forward contracts designated as hedging instruments	19,669	283	—	—
Aluminum forward contracts not designated as hedging instruments	—	—	15,564	1,833
Cross currency swap not designated as a hedging instrument	18,227	(681)	36,454	(2,573)
Interest rate swap contracts designated as hedging instruments	130,000	89	—	—

Total derivative financial instruments	$671,199	$449	$473,067	$(9,764)

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

The following tables summarize the gain or loss recognized in accumulated other comprehensive income (loss) (“AOCI”) as of September 30, 2018 and December 31, 2017, the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the three and nine months ended September 30, 2018 and 2017.

Three Month Period Ended September 30, 2018	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)
(Dollars in thousands)
Derivative contracts	$17,523	$233	$(411)

Total	$17,523	$233	$(411)

Nine Month Period Ended September 30, 2018	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)
(Dollars in thousands)
Derivative contracts	$13,444	$279	$(720)

Total	$13,444	$279	$(720)

Three Month Period Ended October 1, 2017	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)
(Dollars in thousands)
Derivative contracts	$2,189	$(48)	$1,510

Total	$2,189	$(48)	$1,510

Nine Month Period Ended October 1, 2017	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)
(Dollars in thousands)
Derivative contracts	$25,438	$(3,630)	$59

Total	$25,438	$(3,630)	$59

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

Accordingly, North America and Europe comprise the company’s operating segments for purposes of segment reporting.

(Dollars in thousands)	Net Sales		Income from Operations
Three months ended	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
North America	$197,776	$180,100	$2,901	$1,413
Europe	149,836	151,304	4,787	4,345

	$347,612	$331,404	$7,688	$5,758

(Dollars in thousands)	Depreciation and Amortization		Capital Expenditures
Three months ended	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
North America	$8,300	$9,637	$11,197	$10,680
Europe	15,292	14,450	6,249	16,164

	$23,592	$24,087	$17,446	$26,844

(Dollars in thousands)	Net Sales		Income from Operations
Nine months ended	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
North America	$606,684	$541,218	$26,362	$4,260
Europe	516,320	205,034	40,230	3,444

	$1,123,004	$746,252	$66,592	$7,704

(Dollars in thousands)	Depreciation and Amortization		Capital Expenditures
Nine months ended	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
North America	$25,701	$27,080	$29,790	$38,540
Europe	46,231	18,667	25,676	18,286

	$71,932	$45,747	$55,466	$56,826

(Dollars in thousands)	Property, Plant and Equipment, net		Goodwill and Intangibles
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
North America	$252,522	$245,178	$—	$—
Europe	289,164	291,508	474,295	508,278

	$541,686	$536,686	$474,295	$508,278

(Dollars in thousands)	Total Assets
	September 30, 2018	December 31, 2017
North America	$534,841	$519,192
Europe	995,299	1,032,060

	$1,530,140	$1,551,252

Geographic information

Net sales by geographic location is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
(Dollars in thousands)
Net sales:
U.S.	$27,653	$30,231	$88,663	$96,454
Mexico	170,123	149,869	518,021	444,764
Germany	57,205	58,195	199,398	78,108
Poland	92,631	93,109	316,922	126,926

Consolidated net sales	$347,612	$331,404	$1,123,004	$746,252

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

Restricted Deposits

We purchase certificates of deposit that mature within twelve months and are used to secure or collateralize letters of credit securing our workers’ compensation obligations. As of September 30, 2018, and December 31, 2017, certificates of deposit totaling $0.8 million were restricted in use and were classified as short-term investments on our condensed consolidated balance sheets.

Note 9 – Inventories

	September 30, 2018	December 31, 2017
(Dollars in thousands)
Raw materials	$53,899	$59,353
Work in process	53,631	48,803
Finished goods	85,658	65,843

Inventories	$193,188	$173,999

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $9.4 million and $8.1 million at September 30, 2018 and December 31, 2017, respectively. Included in raw materials were operating supplies and spare parts totaling $14.1 million and $12.5 million at September 30, 2018 and December 31, 2017, respectively.

Note 10 – Property, Plant and Equipment

	September 30, 2018	December 31, 2017
(Dollars in thousands)
Land and buildings	$142,089	$136,918
Machinery and equipment	759,882	720,175
Leasehold improvements and others	12,104	12,192
Construction in progress	74,438	58,753

	988,513	928,038
Accumulated depreciation	(446,827)	(391,352)

Property, plant and equipment, net	$541,686	$536,686

Depreciation expense was $52.0 million and $36.7 million for the nine months ended September 30, 2018 and October 1, 2017, respectively. Depreciation expense was $17.1 million and $17.2 million for the three months ended September 30, 2018 and October 1, 2017.

Note 11 – Preproduction Costs Related to Long-Term Supply Arrangements

We incur preproduction engineering and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all preproduction engineering costs for which reimbursement is not contractually guaranteed by the customer or which are in excess of the contractually guaranteed reimbursement amount. We amortize the cost of the customer-owned tooling over the expected life of the wheel program on a straight-line basis. Also, we defer any reimbursements made to us by our customers and recognize the tooling reimbursement revenue over the same period in which the tooling is in use. Changes in the facts and circumstances of individual wheel programs may accelerate the amortization of both the cost of customer-owned tooling and the deferred tooling reimbursement revenues. Tooling reimbursement revenues for the three and nine-month periods ended September 30, 2018 were $1.9 million and $5.6 million, respectively, while the corresponding amounts for the three and nine months ended October 1, 2017 were $2.2 million and $5.7 million, respectively. Tooling reimbursement revenues are included in net sales in the condensed consolidated statements of operations (refer to Note 4, “Revenue” for further information regarding revenue recognition and accounting for contract assets, pre-production costs and customer reimbursement).

The following tables summarize the unamortized customer-owned tooling costs included in our non-current assets, and the deferred tooling revenues included in accrued expenses and other non-current liabilities:

	September 30, 2018	December 31, 2017
(Dollars in thousands)
Customer-Owned Tooling Costs
Preproduction costs	$97,410	$84,198
Accumulated amortization	(78,149)	(71,409)

Net preproduction costs	$19,261	$12,789

Deferred Tooling Revenues
Accrued expenses	$5,318	$4,654
Other non-current liabilities	6,598	1,974

Total deferred tooling revenues	$11,916	$6,628

Note 12 – Goodwill and Other Intangible Assets

Goodwill and indefinite-lived assets, such as certain trade names acquired in connection with the acquisition of our European operations on May 30, 2017, are not amortized, but are instead evaluated for impairment on an annual basis at the end of the fiscal year, or more frequently if events or circumstances indicate that impairment may be more likely than not. During the three and nine months ended September 30, 2018, no impairment charges have been taken against the company’s goodwill or indefinite-lived intangible assets. The carrying amount of goodwill arose from the Acquisition described in Note 3, “Acquisition.”

The company’s finite lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Following is a summary of the company’s finite-lived and indefinite-lived intangible assets as of September 30, 2018.

	December 31, 2017	Amortization Expense	Currency Translation	September 30, 2018	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$8,490	$(1,432)	$(226)	$6,832	4-5
Technology	14,150	(2,387)	(377)	11,386	3-5
Customer relationships	165,746	(16,087)	(4,701)	144,958	5-10

Total finite	188,386	(19,906)	(5,304)	163,176
Trade names	15,087	—	(497)	14,590	Indefinite

Total	$203,473	$(19,906)	$(5,801)	$177,766

Amortization expense for the three and nine months ended September 30, 2018 was $6.5 million and $19.9 million, while the corresponding amount for the three and nine months ended October 1, 2017 was $6.7 million and $9.1 million. The anticipated annual amortization expense for these intangible assets is $26.2 million for 2018, $25.0 million for 2019 to 2021, $22.2 million for 2022, and $20.2 million for 2023.

Note 13 – Debt

A summary of long-term debt and the related weighted average interest rates is shown below (in thousands):

	September 30, 2018
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term loan facility	$383,800	$(13,760)	$370,040	6.1%
6.00% Senior Notes due 2025	291,025	(7,654)	283,371	6.0%
Revolving credit facility	18,600	—	18,600	7.8%
Other	17,850	—	17,850	2.2%

	$711,275	$(21,414)	689,861

Less: Current portion			3,105

Long-term debt			$686,756

(1)	Unamortized portion

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

Covenants

Subject to certain exceptions, the indenture governing the Notes contains restrictive covenants that, among other things, limit the ability of Superior and the Subsidiary Guarantors to: (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets or issue capital stock of restricted subsidiaries; (v) create liens; (vi) merge, consolidate, transfer or dispose of substantially all of their assets; and (vii) engage in certain transactions with affiliates. These covenants are subject to several important limitations and exceptions that are described in the indenture.

The indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal, premium, if any, and interest, when due; (ii) breach of covenants in the indenture; (iii) a failure to pay certain judgments; and (iv) certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Bank of New York Mellon, London Branch (“the Trustee”) or holders of at least 30% in principal amount of the then outstanding Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. These events of default are subject to several important qualifications, limitations and exceptions that are described in the indenture. As of September 30, 2018, the company was in compliance with all covenants under the indenture governing the Notes.

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

As of September 30, 2018, the company had repaid $16.2 million under the Term Loan Facility resulting in a balance of $383.8 million. In addition, the company had $18.6 million in outstanding borrowings under the Revolving Credit Facility, had outstanding letters of credit of $3.2 million and available unused commitments under the facility of $138.2 million as of September 30, 2018.

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

In addition, the Credit Agreement contains customary default provisions, representations and warranties and restrictive covenants. The Credit Agreement also contains a provision permitting the Lenders to accelerate the repayment of all loans outstanding under the Senior Secured Credit Facilities during an event of default. As of September 30, 2018, the company was in compliance with all covenants under the Credit Agreement.

Acquisition Debt

In connection with the Acquisition, the company assumed $70.7 million of outstanding debt. At September 30, 2018, $17.9 million of debt remained outstanding relating to an equipment loan of which $3.1 million was classified as current. The company also has an available unused line of credit of Euro 30.0 million which expires July 31, 2020. The revolving credit facility bears interest at Euribor plus 1.0 percent (but in any event not less than 0.95 percent) and the equipment loan bears interest at 2.2 percent.

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

We may mandate conversion of the Series A redeemable preferred stock if the price of the common stock exceeds $84.49. TPG may redeem the shares upon the occurrence of any of the following events (referred to as a “redemption event”): a change in control, recapitalization, merger, sale of substantially all of the company’s assets, liquidation or delisting of the company’s common stock. In addition, TPG may, at its option, unconditionally redeem the shares at any time after May 23, 2024, (the “Redemption date”). Superior may, at its option, redeem in whole at any time all of the shares of Series A redeemable preferred stock outstanding. If redeemed by either party on or before October 22, 2018, the redemption value (the “redemption value”) would have been $262.5 million (1.75 times stated value). If redeemed after October 22, 2018, the redemption value would be the greater of $300.0 million (2.0 times stated value) or the product of the number of common shares into which the Series A redeemable preferred stock could be converted (5.3 million shares currently) and the then current market price of the common stock. Subsequently, in the fourth quarter of 2018, the company corrected the Redemption date on or after which TPG may unconditionally redeem the shares from May 23, 2024 to September 14, 2025.

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

Since the redeemable preferred stock may be redeemed at the option of the holder, but is not mandatorily redeemable, the redeemable preferred stock has been classified as mezzanine equity and initially recognized at fair value of $150.0 million (the proceeds on the date of issuance) less issuance costs of $3.7 million, resulting in an initial value of $146.3 million. This amount has been further reduced by $10.9 million assigned to the embedded derivative liability at date of issuance, resulting in an adjusted initial value of $135.5 million. We are accreting the difference between the adjusted initial value of $135.5 million and the redemption value of $300 million over the seven-year period from the date of issuance through May 23, 2024 (the date at which the holder has the unconditional right to redeem the shares, deemed to be the earliest likely redemption date) using the effective interest method. The accretion to the carrying value of the redeemable preferred stock is treated as a deemed dividend, recorded as a charge to retained earnings and deducted in computing earnings per share (analogous to the treatment for stated and participating dividends paid on the redeemable preferred shares). The accumulated accretion as of September 30, 2018 is $22.1 million resulting in an adjusted redeemable preferred stock balance of $157.6 million.

Note 15 – European Non-Controlling Redeemable Equity

On January 17, 2018, the DPLTA (referred to in Note 3, “Acquisition”) became effective with the entry into the commercial register. As a result, non-controlling interests with a carrying value of $51.9 million were reclassified from stockholders’ equity to mezzanine equity effective January 1, 2018 because non-controlling interests with redemption rights (not within the company’s control) are considered redeemable and must be classified outside shareholders’ equity. In addition, the carrying value of the non-controlling interests must be adjusted to redemption value since they are currently redeemable. The following table summarizes the European non-controlling redeemable equity activity for the nine months ended September 30, 2018:

Balance at December 31, 2017	$—
Reclassification of non-controlling interests	51,943
Redemption value adjustment	3,625
Translation adjustment	(2,882)
Purchase of shares	(32,697)

Balance at September 30, 2018	$19,989

Annual compensation payable on untendered outstanding shares under the DPLTA must be recognized as it accrues, whether declared or paid. As of September 30, 2018, we have recognized $1.3 million representing the prorated annual dividend due to the European non-controlling shareholders for the first nine months of 2018, $0.6 million of which is included in accrued liabilities and $0.7 million of which was paid upon redemption of the shares tendered during the nine months ended September 30, 2018.

Note 16 – Earnings Per Share

In accordance with U.S. GAAP, basic earnings per share is computed by dividing net (loss) income attributable to Superior, after adjusting for preferred dividends and European non-controlling redeemable equity translation and dividend, by the weighted average number of common shares outstanding. For purposes of calculating diluted earnings per share, net (loss) income attributable to Superior is divided by the total of the weighted average shares outstanding plus the dilutive effect of our redeemable preferred stock, outstanding stock options and time and performance based restricted stock units under the treasury stock method.

(Dollars and shares in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	Sept. 30, 2018	Oct. 1, 2017	Sept. 30, 2018	Oct. 1, 2017
Basic Earnings Per Share:
Reported net (loss) income attributable to Superior	$(663)	$2,615	$17,789	$(1,554)
Less: Redeemable preferred stock dividends and accretion	(8,295)	(8,147)	(24,499)	(11,029)
Less: European non-controlling redeemable equity dividend	(258)	—	(1,342)	—
Add: European non-controlling redeemable equity translation adjustment	31	—	2,882	—

Basic numerator	$(9,185)	$(5,532)	$(5,170)	$(12,583)

Basic loss per share	$(0.37)	$(0.22)	$(0.21)	$(0.50)

Weighted average shares outstanding-Basic	25,017	24,905	24,985	24,941

Diluted Earnings Per Share:
Reported net (loss) income attributable to Superior	$(663)	$2,615	$17,789	$(1,554)
Less: Redeemable preferred stock dividends and accretion	(8,295)	(8,147)	(24,499)	(11,029)
Less: European non-controlling redeemable equity dividend	(258)	—	(1,342)	—
Add: European non-controlling redeemable equity translation adjustment	31	—	2,882	—

Diluted numerator	$(9,185)	$(5,532)	$(5,170)	$(12,583)

Diluted loss per share	$(0.37)	$(0.22)	$(0.21)	$(0.50)

Weighted average shares outstanding-Basic	25,017	24,905	24,985	24,941
Weighted average dilutive stock options and restricted stock units	—	—	—	—

Weighted average shares outstanding-Diluted	25,017	24,905	24,985	24,941

For the first nine months of 2018, options to purchase 28,000 shares at prices ranging from $17.45 to $22.57 were excluded from the diluted earnings per share because they would have been anti-dilutive, as their exercise prices exceeded the average market prices for the period. The performance shares discussed in Note 19, “Stock-Based Compensation,” are not included in the diluted earnings per share because the performance metrics had not been met as of the period ended September 30, 2018. The redeemable preferred shares discussed in Note 14, “Redeemable Preferred Shares” are not included in the diluted earnings per share because the conversion would be anti-dilutive as of the period ended September 30, 2018.

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

The Tax Cut and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The company is applying the guidance in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act, when accounting for the enactment-date effects of the Act. As of September 30, 2018, the company has not completed its accounting for all the tax effects of the Act; however, it has made reasonable estimates of the tax effects. In all cases, the company will continue to make and refine its calculations as additional analysis is completed. In addition, the company’s estimates may also be affected as it gains a more thorough understanding of the tax law and certain aspects of the Act are clarified by the taxing authorities. For the nine months ended September 30, 2018 the company recorded additional provision of $1.6 million for the re-measurement of the deferred tax assets recorded at December 31, 2017, due to additional guidance issued in 2018.

The Act also subjects a US shareholder to tax on Global Intangible Low-taxed Income (“GILTI”) earned by certain foreign subsidiaries. The company has not yet determined its accounting policy with respect to GILTI and has included the 2018 estimate of current year GILTI as a period cost included as part of the estimated annual effective tax rate.

The income tax provision for the nine months ended September 30, 2018, was $1.1 million resulting in an effective income tax rate of 5.9%. The effective tax rate was lower than the statutory rate primarily due to earnings in countries with tax rates lower that the U.S. statutory rate, offset in part by the US taxation of foreign earnings under the GILTI provisions of the Act. The income tax benefit for the three months ended September 30, 2018, was $7.1 million resulting in an effective income tax rate of 91.4%. The effective tax rate was a benefit primarily due to a revision to the estimated US tax on foreign earnings under the GILTI provisions of the Act.

The income tax benefit for the three and nine months ended October 1, 2017, was $3.4 million and $4.9 million respectively. The effective tax rate for the three and nine months ended October 1, 2017 was lower than the statutory rate due to earnings in countries with tax rates lower than the U.S. statutory rate and the recognition of transaction costs incurred related to the acquisition of our European operations.

At September 30, 2018, the company remains indefinitely reinvested with respect to its initial investment and any associated potential withholding tax on earnings of its non-U.S. subsidiaries subject to the transition tax, as well as with respect to future earnings that will primarily fund the operations of the subsidiary; however, the company continues to evaluate its position under SAB 118.

Note 18 – Retirement Plans

We have an unfunded salary continuation plan covering certain directors, officers and other key members of management. We purchase life insurance policies on certain participants to provide, in part, for future liabilities. Cash surrender value of these policies, totaling $8.0 million for each of September 30, 2018 and December 31, 2017, are included in other non-current assets in the company’s condensed consolidated balance sheets. Subject to certain vesting requirements, the plan provides for a benefit based on final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. The plan was closed to new participants effective February 3, 2011. We have measured the plan assets and obligations of our salary continuation plan for all periods presented.

For the nine months ended September 30, 2018, payments to retirees or their beneficiaries totaled approximately $0.8 million. We presently anticipate benefit payments in 2018 to total approximately $1.4 million. The following table summarizes the components of net periodic pension cost for the three and nine-month periods ended September 30, 2018 and October 1, 2017.

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
(Dollars in thousands)
Interest cost	$272	$298	$815	$894
Net amortization	109	67	328	201

Net periodic pension cost	$381	$365	$1,143	$1,095

Note 19 – Stock-Based Compensation

2018 Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “Plan”) was approved by stockholders in May 2018 and amended and restated the 2008 Equity Incentive Plan. The Plan authorizes us to issue up to 4.35 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants. At September 30, 2018, there were 2.1 million shares available for future grants under this Plan. No more than 1.2 million shares may be used under the Plan as “full value” awards, which include restricted stock and performance stock units. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

During the first quarter of 2015, the company implemented a long-term incentive program for the benefit of certain members of company management. The program was designed to strengthen employee retention and to provide a more structured incentive program to stimulate improvement in future company results. Per the terms of the program, each year participants are granted time value restricted stock units (“RSUs”), vesting ratably over a three-year time period, and performance restricted stock units (“PSUs”), with a three-year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the company’s common stock, with accrued dividends. The 2015 PSU grant vested during the first quarter of 2018. The outstanding PSUs are categorized further into three individual categories whose vesting is contingent upon the achievement of certain targets as follows:

•	40% of the PSUs vest upon certain Return on Invested Capital targets for 2018, 2017 and 2016 units

•	40% of the PSUs vest upon certain Cumulative EPS targets for 2018, 2017 and 2016 units

•	20% of the PSUs vest upon certain market-based Shareholder Return targets for 2018, 2017, and 2016 units

Options

Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant. Options and restricted shares granted under the Plan generally require no less than a three-year ratable vesting period. Stock option activity in the first nine months of 2018 is summarized in the following table:

	Outstanding	Weighted Average Exercise Price		Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2017	145,625		$18.96	2.0	$—
Granted	—	$
Exercised	(4,500)		$15.17
Canceled	(55,125)		$18.53
Expired	(27,000)		$21.84

Balance at September 30, 2018	59,000		$18.33

Options vested or expected to vest at September 30, 2018	59,000		$18.33	2.53	$27,583

Exercisable at September 30, 2018	59,000

Restricted Stock Units

Restricted stock unit activity in the first nine months of 2018 is summarized in the following table:

	Number of Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (in Years)
Balance at December 31, 2017	169,266	$22.27	1.6
Granted	186,089	$15.60
Vested	(66,138)	$22.67
Canceled	(15,867)	$17.10

Balance at September 30, 2018	273,350	$17.93	1.8

Restricted Performance Stock Units

Restricted performance stock unit activity in the first nine months of 2018 is summarized in the following table:

	Number of Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (in Years)
Balance at December 31, 2017	239,674	$22.58	1.7
Granted	289,698	$16.84
Vested	—	$—
Canceled	(36,223)	$18.05

Balance at September 30, 2018	493,149	$19.54	1.9

Stock-Based Compensation

Stock-based compensation expense related to our equity incentive plans was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
(Dollars in thousands)
Cost of sales	$283	$85	$694	$134
Selling, general and administrative expenses	949	(100)	2,251	838

Stock-based compensation expense before income taxes	1,232	(15)	2,945	972
Income tax (provision) benefit	(285)	6	(685)	(358)

Total stock-based compensation expense after income taxes	$947	$(9)	$2,260	$614

As of September 30, 2018, a total of $7.3 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of approximately 1.85 years. There were no significant capitalized stock-based compensation costs at September 30, 2018 and December 31, 2017.

Note 20 – Common Stock Repurchase Programs

In January 2016, our Board of Directors approved a stock repurchase program (the “Repurchase Program”), authorizing the repurchase of up to $50.0 million of common stock. Under the Repurchase Program, we may repurchase common stock from time to time on the open market or in private transactions. The timing and extent of the repurchases under the Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion. There were no repurchases under this program in the first nine months of 2018.

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

Note 22 – Receivables Securitization

The company sells certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash provided by operating activities. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes. During the third quarter of 2018, the company sold trade receivables totaling $165.8 million and incurred factoring fees of $0.4 million, which are included in other (expense) income, net. The collective limit under our factoring arrangements is $84.7 million. As of September 30, 2018, $55.3 million of factored receivables had not yet been collected.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have included or incorporated by reference in this Quarterly Report on Form 10-Q (including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and from time to time our management may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Act of 1934. These forward-looking statements are based upon management’s current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and potential liability for environmental-related matters. Any statement that is not historical in nature is a forward-looking statement and may be identified using words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to” and similar expressions. These statements include our belief regarding general automotive industry and market conditions and growth rates, as well as general domestic and international economic conditions.

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

Readers are cautioned that it is not possible to predict or identify all the risks, uncertainties and other factors that may affect future results and that the risks described herein should not be considered to be a complete list. Any forward-looking statement speaks only as of the date on which such statement is made, and the company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Executive Overview

Overview of Superior

Our principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (OEMs) in North America and Europe and aftermarket suppliers in Europe. We employ approximately 8,000 employees, operating in nine manufacturing facilities in North America and Europe with a combined annual manufacturing capacity of approximately 22 million wheels. We believe we are the #1 North American aluminum wheel manufacturer, the #3 European aluminum wheel manufacturer and the #1 European aluminum wheel aftermarket supplier. Our OEM aluminum wheels accounted for approximately 93% of our sales in the first nine months of 2018 and are primarily sold for factory installation on many vehicle models manufactured by Audi, BMW-Mini, FCA, Ford, GM, Jaguar-Land Rover, Mercedes-Benz, AMF, Mazda, Mitsubishi, Nissan, Subaru, Skoda, Suzuki, Toyota, Volkswagen and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a global presence and influence with North American, European and Asian OEMs. With the acquisition of our European operations on May 30, 2017, we diversified our customer base from predominately North American OEMs (e.g. Ford and GM) to a global customer base of OEMs (e.g. Audi, Mercedes-Benz, and BMW). With the acquisition, we have taken a major step toward delivering on our strategic plan to become one of the largest light vehicle aluminum wheel suppliers in the world.

The market for our wheels is trending to larger diameter wheels, more aggressive styling, and more sophisticated finishes. To improve our strategic position and better serve our customers, we are augmenting our product portfolio with wheels containing higher technical content and greater differentiation. We believe this direction is consistent with current trends in the market and needs of our customers. To achieve this objective, we have invested in the past and continue to invest in new manufacturing capabilities to produce more sophisticated finishes and larger diameter products, which typically provide higher value in the market. The acquisition of our European operations and the construction of a new finishing facility align with this strategic mission. We have recently completed the construction of a physical vapor deposition (“PVD”) finishing facility, which established us as the first OEM automotive wheel manufacturer to have this capability in-house in North America and Europe. PVD is a wheel coating process that creates bright chrome-like surfaces in an environmentally friendly manner. We anticipate beginning production in the middle of 2019. We also recently received a patent for our AluLite technology, which reduces the weight of a wheel by as much as 10%. We recently launched our first OEM wheel with 5-Axis milling finish technology. Additionally, as customers seek greater customization, we continue to increase our offerings of specialized product inscriptions through pad printing and laser etching.

As a result of the acquisition of our European operations on May 30, 2017, we have broadened our product portfolio and acquired a significant customer share with European OEMs, including Audi, BMW, Jaguar-Land Rover, Mercedes-Benz and Volvo. The acquisition is not only complementary in terms of customers, market coverage and product offerings but also very much aligned with our strategic direction with a priority focus on larger diameter wheels, premium finishes, luxury brands and specialty wheels for high performance motorsport racing vehicles, all providing enhanced opportunity for higher margin business. With the acquisition, our global reach encompasses sales to nine of the ten largest OEMs in the world. The following chart shows our sales by customer for the first nine months of 2018 as compared to the first nine months of 2017:

Overview of the first nine months of the year

Operational performance improved in the first nine months of 2018 in comparison to the same period in 2017 due to the inclusion of nine months of our European operations versus only four months last year. The following chart shows the improved performance in the first nine months of 2018 in comparison to 2017.

Overview of the third quarter

The third quarter of 2018 operating results declined in comparison to the third quarter of 2017, including decreases in net income and Adjusted EBITDA. Our North America operating results declined in the third quarter due to rising energy rates in Mexico and higher launch costs associated with our newer sophisticated designs and finishes. Our PVD facility launch is nearing completion and is ready to be operating in the middle of 2019. The Europe operating results decreased mainly due to a decrease in volume reflecting the impact of the Worldwide Harmonized Light Vehicle Test Procedure (“WLTP”) emission standards, which drove lower volumes due to reduced OEM production throughout Europe, as well as softer production schedules from our OEM customers in the United Kingdom and lower aftermarket volume.

Quarterly Periods

In the past, Superior has used a 4-4-5 convention for our fiscal quarters, which are thirteen-week periods (referred to as quarters) ending on the last Sunday of each calendar quarter. Therefore, the first quarter in 2017 started on December 26, 2016 and ended on March 26, 2017, the second quarter in 2017 started on March 27, 2017 and ended on June 25, 2017 and the third quarter in 2017 started on June 26, 2017 and ended on October 1, 2017. Our European operations, which were acquired on May 30, 2017, have historically reported on a calendar year end. Beginning on December 31, 2017, both our North American and European operations are reported on a calendar fiscal year with each month ending on the last day of the calendar month. Thus, the first, the second and the third quarters of 2018 ended on March 31, 2018, June 30, 2018, and September 30, 2018, respectively. To more closely align our North America operations with our Europe operations, we adjusted the quarter-end date of our North American operations to October 1, 2017 from September 24, 2017, resulting in the third fiscal quarter consisting of fourteen weeks.

Listed in the table below are several key indicators we use to monitor our financial condition and operating performance.

Results of Operations

	Three Months Ended
	September 30, 2018	October 1, 2017	Net Change
(Thousands of dollars, except per share amounts)
Net sales
North America	$197,776	$180,100	$17,676
Europe	149,836	151,304	(1,468)

Net sales	347,612	331,404	16,208
Cost of sales	323,939	307,511	16,428

Gross profit	23,673	23,893	(220)
Percentage of net sales	6.8%	7.2%	(0.4%)
Selling, general and administrative	15,985	18,135	(2,150)

Income from operations	7,688	5,758	1,930
Percentage of net sales	2.2%	1.7%	0.5%
Interest expense, net	(12,378)	(13,422)	1,044
Other (expense) income, net	(3,238)	3,082	(6,320)
Change in fair value of redeemable preferred stock embedded derivative	214	4,081	(3,867)
Income tax benefit	7,051	3,355	3,696
Less: Net loss attributable to non-controlling interest	—	(239)	239

Net (loss) income	(663)	2,615	(3,278)
Percentage of net sales	(0.2%)	0.8%	(1.0%)
Diluted loss per share	$(0.37)	$(0.22)	$(0.15)
Value added sales*	$179,101	$187,436	$(8,335)
Adjusted EBITDA*	$30,572	$43,006	$(12,434)
Percentage of net sales*	8.8%	13.0%	(4.2%)
Percentage of value added sales*	17.1%	22.9%	(5.8%)
Unit shipments in thousands	4,734	5,008	(274)

*	Refer to definition of the terms in the “Non-GAAP Financial Measures” section.

Net sales

Net sales for the third quarter of 2018 increased in comparison to the third quarter of 2017 primarily due to higher aluminum prices of $30.5 million offset by an extra week of sales in the third quarter of 2017 and lower volume in the third quarter of 2018. To more closely align our North America operations with our Europe operations, we adjusted the quarter-end date of our North American operations to October 1, 2017 from September 24, 2017, resulting in the third fiscal quarter consisting of fourteen weeks. As a result, the third quarter of 2017 included an additional week of sales in North America. The additional week accounted for approximately $13.0 million of additional sales in the third quarter of 2017 in North America. The third quarter of 2018 unit shipments decreased by 1% in comparison to the third quarter of 2017 excluding the extra week in the third quarter of 2017. In the third quarter of 2018, net sales of our Europe operations decreased due in part to lower volume in Europe.

Cost of sales

Cost of sales for the third quarter of 2018 increased in comparison to the third quarter of 2017 primarily due to higher aluminum prices, higher utility costs and additional launch costs related to specific customer programs. Aluminum costs increased due to higher market prices, which is mainly passed through to our customers. Our utility costs increased in our Mexican plants in the third quarter of 2018 by $2.0 million in comparison to the prior year period due to an increase in industry utility rates.

Selling, general and administrative expenses

Selling, general and administrative expenses for the third quarter of 2018 decreased in comparison to third quarter of 2017 due to lower acquisition and integration-related expenses in the third quarter of 2018. The acquisition and integration costs were $2.5 million and $5.4 million for the third quarter of 2018 and 2017, respectively.

Interest expense

Net interest expense in the third quarter of 2018 was $12.4 million versus $13.4 million in the third quarter of 2017, a decrease of $1.0 million. The decrease in interest expense in the third quarter of 2018 was primarily due to lower interest expense in our Europe segment. During the third quarter of 2017, we reduced our European debt by making a payment to retire our European term loan agreement, which contributed to lower interest expense in the third quarter of 2018.

Other (expense) income, net

Other (expense) income for the third quarter for 2018 and 2017 was $3.2 million expense and $3.1 million income, respectively. The change was primarily due to fluctuations of foreign exchange losses and gains between the current year third quarter and the prior year third quarter. We also recognized in the third quarter of 2017 a $0.5 million gain on sale of our minority interest in Synergies Casting Limited, a private aluminum wheel manufacturer based in Visakhapatnam, India.

Change in fair value of redeemable preferred stock embedded derivative

During the third quarter of 2017, we recognized a $4.1 million decrease in the fair value of the redeemable preferred stock embedded derivative liability, issued as part of the European business acquisition. This decrease in the third quarter of 2017 was due to the decline in the stock price during the quarter and the reduction in the remaining term of the options used in the valuation scenarios due to the months elapsed since issuance. During the third quarter of 2018, we recognized a $0.2 million decrease in the fair value of the redeemable preferred stock embedded derivative due mainly to the slight decline in the stock price during the quarter.

Income tax benefit

The income tax benefit for the third quarter ended September 30, 2018 was $7.1 million on pre-tax loss of $7.7 million, representing an effective income tax benefit rate of 91.4%. The effective tax rate for the third quarter ended September 30, 2018 was a benefit due to the blend of earnings and losses in various jurisdictions with varying tax rates and a revision to the estimated US tax on foreign earnings under the GILTI provisions of the Act. The income tax benefit for the three months ended October 1, 2017, was $3.4 million on a pre-tax loss of $0.5 million. The effective tax rate for the three months ended October 1, 2017 was a tax benefit due to the blend of earnings and losses in various jurisdictions with varying tax rates.

Net (loss) income

Net loss in the third quarter of 2018 was $0.7 million, or $0.37 loss per diluted share, compared to net income of $2.6 million, or $0.22 loss per diluted share, in the third quarter of 2017. The decrease in net income was due primarily to the increase in utility costs and the change in other expense of $6.3 million offset by lower acquisition and integration costs in the third quarter of 2018 compared to the third quarter of 2017.

Segment Sales and Income from Operations

	Three Months Ended
	September 30, 2018	October 1, 2017	Change
(Dollars in thousands)
Selected Data Net sales
North America	$197,776	$180,100	$17,676
Europe	149,836	151,304	(1,468)

Total net sales	$347,612	$331,404	$16,208

Income from operations
North America	$2,901	$1,413	$1,488
Europe	4,787	4,345	442

Total income from operations	$7,688	$5,758	$1,930

North America

In the third quarter of 2018, net sales of our North America plants increased by $17.7 million in comparison to the third quarter of 2017. The increase in sales is primarily due to the increase in the price of aluminum in the third quarter of 2018 versus the third quarter of 2017 offset by the inclusion of an additional week of sales in the third quarter of 2017 and a decrease in volume.

Income from operations increased by $1.5 million in the third quarter of 2018 in comparison to 2017 due to lower non-recurring costs in 2018 offset by higher electricity costs in Mexico and higher launch costs associated with our newer sophisticated designs and finishes.

Europe

In the third quarter of 2018, net sales of our Europe operations decreased due to new WLTP regulations, which drove lower OEM production volumes throughout Europe, lower aftermarket volume, as well as softer production schedules from our OEM customers in the United Kingdom. Beginning in September 2018, all new car registrations in the European Union are required to meet certain emissions regulations. The regulations contributed to a decrease in sales in the third quarter of 2018 in comparison to the prior year.

Income from operations increased slightly in the third quarter of 2018 in comparison to the prior year due to lower acquisition and integration costs. Income from operations for the third quarter of 2017 included purchase accounting adjustments related to inventory and other expenses related to the acquisition and integration of the business that did not recur in 2018.

Results of Operations

	Nine Months Ended
	September 30, 2018	October 1, 2017	Net Change
(Thousands of dollars, except per share amounts)
Net sales
North America	$606,684	$541,218	$65,466
Europe	516,320	205,034	311,286

Net sales	1,123,004	746,252	376,752
Cost of sales	995,781	682,920	312,861
Restructuring costs	—	130	(130)

Gross profit	127,223	63,202	64,021
Percentage of net sales	11.3%	8.5%	2.8%
Selling, general and administrative	60,631	55,498	5,133

Income from operations	66,592	7,704	58,888
Percentage of net sales	5.9%	1.0%	4.9%
Interest expense, net	(37,417)	(28,447)	(8,970)
Other (expense) income, net	(6,796)	10,220	(17,016)
Change in fair value of redeemable preferred stock embedded derivative	(3,476)	4,081	(7,557)
Income tax (provision) benefit	(1,114)	4,880	(5,994)
Less: Net loss attributable to non-controlling interest	—	8	(8)

Net income (loss)	17,789	(1,554)	19,343
Percentage of net sales	1.6%	(0.2%)	1.8%
Diluted loss per share	$(0.21)	$(0.50)	$0.29
Value added sales *	$590,932	$413,278	$177,654
Adjusted EBITDA *	$140,008	$91,360	$48,648
Percentage of net sales *	12.5%	12.2%	0.3%
Percentage of value added sales *	23.7%	22.1%	1.6%
Unit shipments in thousands	15,824	11,645	4,179

*	Refer to definition of the terms in the “Non-GAAP Financial Measures” section.

Net sales

Net sales for the first nine months of 2018 increased in comparison to the first nine months of 2017 due to higher aluminum prices and the inclusion of nine months of sales of our European operations in 2018 versus four months in 2017. Due to the timing of our European operations acquisition on May 30, 2017, we only included the four months of June through September in our 2017 year-to-date sales.

Cost of sales

Consolidated cost of sales for the first nine months of 2018 was $312.9 million higher than the first nine months of 2017. The increase was mainly due to the inclusion of nine months of our European operations coupled with higher raw material costs of aluminum. The increase in aluminum cost was driven by higher market prices and is mainly passed through to the customer.

Selling, general and administrative expenses

Selling, general and administrative expenses for the first nine months of 2018 increased in comparison to the first nine months of 2017 due to the inclusion of nine months of our European operations in 2018 offset by a decrease in acquisition-related costs in the first nine months of 2018 as compared to 2017. The acquisition and integration support costs were $8.3 million in the first nine months of 2018 as compared to $25.0 million in the first nine months of 2017.

Interest expense

Net interest expense in the first nine months of 2018 was $37.4 million versus $28.4 million in the first nine months of 2017, an increase of $9.0 million. The increase is due to the debt instruments executed to finance the acquisition being in place for the entire nine-month period in 2018 versus only four months in 2017. Partially offsetting this increase were one-time interest costs in 2017 related to the European business acquisition.

Other (expense) income, net

Other expense was $6.8 million in the first nine months of 2018 compared to other income of $10.2 million in the first nine months of 2017. This is due to recognition of a $2.1 million foreign exchange loss in 2018 as compared to a foreign exchange gain of $5.9 million in the first nine months of 2017 primarily due to a one-time acquisition-related gain. We also recognized in the first nine months of 2017 a $0.5 million gain on sale of our minority interest in Synergies Casting Limited, a private aluminum wheel manufacturer based in Visakhapatnam, India

Change in fair value of redeemable preferred stock embedded derivative

The $3.5 million decrease in fair value of the redeemable preferred stock embedded derivative in the first nine months of 2018 was mainly due to the increase in our stock price during that period and was also related to a decrease in the discount rate. During the third quarter of 2017, we recognized a $4.1 million decrease in the fair value of the redeemable preferred stock embedded derivative liability. This decrease in the first nine months of 2017 was due to the decline in the stock price and the reduction in the remaining term of the options used in the valuation scenarios due to the months elapsed since issuance.

Income tax (provision) benefit

The income tax provision for the first nine months of 2018 was $1.1 million on a pre-tax profit of $18.9 million, representing an effective income tax provision rate of 5.9 percent. The effective tax rate was lower than the statutory rate primarily due to earnings in countries with tax rates lower that the U.S. statutory rate, offset in part by the US taxation of foreign earnings under the GILTI provisions of the Act. The income tax benefit for the nine months ended October 1, 2017, was $4.9 million, on a pre-tax loss of $6.4 million, representing an effective income tax benefit rate of 75.8%. The effective tax rate for the nine months ended October 1, 2017 was lower than the statutory rate due to earnings in countries with tax rates lower than the U.S. statutory rate and a discrete tax benefit due to recognition of transaction costs incurred during the first nine months ended October 1, 2017 related to the acquisition of our European business.

Net income

Net income in the first nine months of 2018 was $17.8 million compared to net (loss) in the first nine months of 2017 of $1.6 million. The increase in net income was largely due to lower acquisition and integration costs in the first nine months of 2018 compared to the first nine months of 2017.

Segment Sales and Income from Operations

	Nine Months Ended
	September 30, 2018	October 1, 2017	Change
(Dollars in thousands)
Selected data
Net sales
North America	$606,684	$541,218	$65,466
Europe	516,320	205,034	311,286

Total net sales	$1,123,004	$746,252	$376,752

Income from operations
North America	$26,362	$4,260	$22,102
Europe	40,230	3,444	36,786

Total income from operations	$66,592	$7,704	$58,888

North America

Net sales in the first nine months of 2018 increased in comparison to the first nine months of 2017 by $65.5 million due to an increase in the price of aluminum. On a customer level, shipments increased for GM, Toyota, and Nissan offset by a decrease in sales for Ford, FCA and BMW.

Income from operations for North America increased in the first nine months of 2018 in comparison to the first nine months of 2017 primarily due to lower non-recurring acquisition support costs in 2018. North America incurred $24.1 million of costs associated with the acquisition and integration of our European business in the first nine months of 2017 and $6.0 million in the first nine months of 2018.

Europe

We acquired our European operations on May 30, 2017 and, as a result, we included nine months of the European business’ operations in our consolidated statements in 2018 versus four months in 2017. As of October 1, 2017, our European operations had income from operations of $3.4 million for the four months included in our consolidated statements, as compared to $40.2 million for the nine months ended September 30, 2018.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity primarily include cash, cash equivalents and short-term investments and net cash provided by operating activities, factoring arrangements for trade receivables, our senior notes and borrowings under available debt facilities and, from time to time, other external sources of funds. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $219.5 million and 2.2:1 at September 30, 2018, versus $222.3 million and 2.1:1 at December 31, 2017. As of September 30, 2018, our cash, cash equivalents, and short-term investments totaled $12.2 million compared to $47.1 million at December 31, 2017.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, debt facilities, cash equivalents and short-term investments, and we believe these sources will continue to meet our capital requirements in the foreseeable future.

In connection with the acquisition of our European business, we entered into several debt and equity financing arrangements during 2017. On March 22, 2017, we entered into a senior secured credit agreement (the “Credit Agreement”) with Citibank, N.A, JP Morgan Chase N.A., Royal Bank of Canada and Deutsche Bank A.G. New York Branch (collectively, the “Lenders”). The Credit Agreement consists of a $400.0 million senior secured term loan facility (the “Term Loan Facility”) and a $160.0 million revolving credit facility. On May 22, 2017, we issued 140,202 shares of Series A redeemable preferred stock and 9,798 shares of Series B redeemable preferred stock to TPG Superior and TPG Growth III Sidewall, L.P. (“TPG”) for an aggregate purchase price of $150.0 million. On June 15, 2017, we issued €250.0 million aggregate principal amount of 6.00% Senior Notes (the “Notes”) due June 15, 2025. In addition, as a part of our European business acquisition, we assumed $70.7 million of outstanding debt. At September 30, 2018, balances outstanding under the Term Loan Facility, Notes, Revolving Credit Facility and an equipment loan were $383.8 million, $291.0 million, $18.6 million and $17.9 million, respectively. Unused commitments under the revolving credit facility were $138.2 million and there was 30 million Euro available under our European business line of credit as of September 30, 2018.

The following table presents a summary of the net increase in cash and cash equivalents in the periods presented:

	Nine Months Ended
(Dollars in thousands)	September 30, 2018	October 1, 2017	Change
Net cash provided by operating activities	$64,340	$17,170	$47,170
Net cash used in investing activities	(55,466)	(757,932)	702,466
Net cash (used in) provided by financing activities	(42,429)	712,559	(754,988)
Effect of exchange rate changes on cash	(1,321)	841	(2,162)

Net decrease in cash and cash equivalents	$(34,876)	$(27,362)	$(7,514)

Operating Activities

Net cash provided by operating activities was $64.3 million for the nine-month period ended September 30, 2018, compared to $17.2 million for the same period a year ago. The increase in cash flow provided by operating activities was mainly due to higher net income, which was primarily driven by lower acquisition and integration related fees, partially offset by increases in inventory levels during the first nine months of 2018.

Investing Activities

Net cash used in investing activities was $55.5 million for the first nine months of 2018 compared to $757.9 million in the comparable period last year. Net cash used in investing activities was higher in 2017 due to our European business acquisition in 2017.

Financing Activities

Net cash used in financing activities was $42.4 million for the first nine months of 2018 compared to net cash provided by financing activities of $712.6 million in the comparable period last year. Net cash provided by financing activities was higher in 2017 due to debt levels and preferred stock issued to finance the European business acquisition.

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

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net sales	$347,612	$331,404	$1,123,004	$746,252
Less: aluminum value and outside service provider costs	(168,511)	(143,968)	(532,072)	(332,974)

Value added sales	$179,101	$187,436	$590,932	$413,278

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

The following table reconciles our net income (loss), the most directly comparable GAAP financial measure, to our Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	Sept. 30, 2018	Oct. 1, 2017	Sept. 30, 2018	Oct. 1, 2017
Net (loss) income	$(663)	$2,854	$17,789	$(1,562)
Interest expense, net	12,378	13,422	37,417	28,447
Income tax (benefit) provision	(7,051)	(3,355)	1,114	(4,880)
Depreciation	17,135	17,350	52,026	36,695
Amortization	6,457	6,737	19,906	9,052
Acquisition and integration costs	2,530	10,079	8,280	27,572
Change in fair value of preferred derivative	(214)	(4,081)	3,476	(4,081)
Closure costs (excluding accelerated depreciation)	—	—	—	117

Adjusted EBITDA	$30,572	$43,006	$140,008	$91,360

Adjusted EBITDA as a percentage of net sales	8.8%	13.0%	12.5%	12.2%
Adjusted EBITDA as a percentage of value added sales	17.1%	22.9%	23.7%	22.1%

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

We have operations in Mexico with sale and purchase transactions denominated in both pesos and dollars. The peso is the functional currency of certain of our operations in Mexico. The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in the Mexican peso, the value of which increased 4.3 percent in relation to the U.S. dollar in the first nine months of 2018. Foreign currency transaction losses totaled $0.2 million in the first nine months of 2018 and foreign currency translation gains totaled $9.9 million during the first nine months of 2017. All transaction gains and losses are included in other (expense) income in the condensed consolidated statements of operations.

As it relates to foreign currency translation gains and losses, however, since 1990, the Mexican peso has experienced periods of relative stability followed by periods of major declines in value. The impact of these changes in value relative to our Mexico operations resulted in a cumulative unrealized translation loss at September 30, 2018 of $95.8 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income.

We also have operations in Europe with sale and purchase transactions denominated in Euros and Zlotys. The Euro is the functional currency of our operations in Europe. A significant component of our European production operations is located in Poland. The settlement of accounts receivable and accounts payable for these operations requires the transfer of funds denominated in Zlotys. The value of the Euro has decreased 2.8 percent in relation to the U.S. dollar in the nine months ended September 30, 2018. During that same period the value of the Zloty has decreased 2.3 percent in relation to the Euro. Foreign currency transaction losses totaled $1.9 million in the first nine months of 2018. All transaction gains and losses are included in other (expense) income in the consolidated statements of operations.

As it relates to foreign currency translation gains and losses, the Euro has experienced periods of relative stability in value. The impact of these changes in value relative to our European operations resulted in a cumulative unrealized translation gain at September 30, 2018 of $7.5 million. Translation gains and losses are included in other comprehensive income in the condensed consolidated statements of comprehensive income.

The Company hedges aluminum purchases in its aftermarket business to mitigate the effect of fluctuations in aluminum prices but prior to March 1, 2018 had not applied hedge accounting to these hedges. Aluminum prices declined by 10 percent in the nine months ended September 30, 2018. As a result, during this period the company incurred a loss of $1.9 million through February 28, 2018 on its aluminum hedges. Effective March 1, 2018, the Company has elected to designate the aluminum hedges and apply hedge accounting to the related gains and losses. Accordingly, effective March 1, 2018 unrealized gains or losses are recorded in accumulated other comprehensive income (“AOCI”) until the hedged item is recognized in earnings and the related hedges are settled, at which point accumulated gains or losses will be recognized in earnings and classified with the underlying hedged expense.

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

At September 30, 2018, the fair value liability of foreign currency exchange derivatives for the Peso was $3.4 million. The potential loss in fair value for such financial instruments from a 10 percent adverse change in quoted foreign currency exchange rates would be $22 million at September 30, 2018.

During the first nine months of 2018, the Mexican peso to U.S. dollar exchange rate averaged 19.04 pesos to $1.00. Based on the balance sheet at September 30, 2018 the value of net assets for our operations in Mexico was 2,127 million pesos. Accordingly, a 10 percent change in the relationship between the Peso and the U.S. dollar would result in a translation impact of $11 million, which would be recognized in other comprehensive income.

At September 30, 2018, the fair value liability for the company’s Euro/ U.S. dollar foreign currency exchange derivatives was $0.7 million. The potential loss in fair value for such financial instruments from a 10 percent adverse change in quoted foreign currency exchange rates would be $3.1 million at September 30, 2018.

From December 31, 2017 through September 30, 2018, the Euro to U.S. dollar exchange rate averaged $1.20 to 1 Euro. Based on the balance sheet at September 30, 2018, the value of net assets for our operations in Europe was 707.5 million Euros. Accordingly, a 10 percent change in the relationship between the Euro and the U.S. dollar would result in a translation impact of $84.5 million, which would be recognized in other comprehensive income.

At September 30, 2018, the fair value liability of foreign currency exchange derivatives for the Zloty was $2.7 million. The potential loss in fair value for such financial instruments from a 10 percent adverse change in quoted foreign currency exchange rates would be $24.9 million at September 30, 2018.

Our business requires us to settle transactions between currencies in both directions—i.e., Peso, Euro and Zloty to U.S. dollar and vice versa. To the greatest extent possible, we attempt to match the timing of transaction settlements between currencies to create a “natural hedge.” For the first nine months of 2018, we had a $2.1 million net foreign exchange transaction loss related to the Peso, Euro and Zloty. The net imbalance between currencies depends on many factors including but not limited to, the company’s business model, location of production operations and associated currencies, and geographic distribution sales activity and associated currencies. Changes in the terms of the contracts with our customers may create an imbalance between currencies that we are hedging with foreign currency forward contracts. There can be no assurances that our hedging program will effectively offset the impact of the imbalance between currencies or that the net transaction balance will not change significantly in the future.

Commodity Purchase Commitments. When market conditions warrant, we may enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. Our European business has entered into forward contracts to hedge price fluctuations in its aluminum raw materials. At September 30, 2018, the fair value asset of forward contracts for aluminum was $0.3 million. The potential loss in fair value for such financial instruments from a 10 percent adverse change in aluminum prices would be $2.1 million at September 30, 2018.

Also see Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” in Part II of our 2017 Annual Report on Form 10-K and Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, with the participation of Don Stebbins, as Principal Executive Officer, and Matti Masanovich, Principal Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, Don Stebbins, as Principal Executive Officer, and Matti Masanovich, Principal Financial Officer, concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

See Part I—Item 1A— “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 5. Other Information

On November 7, 2018, the company filed a Certificate of Correction (the “Certificate of Correction”) to its Certificate of Designations of Series A Preferred Stock and Series B Preferred Stock (the “Certificate of Designations”) with the Secretary of State of the State of Delaware. The Certificate of Correction became effective upon filing and corrected the redemption date included in Article 8(a) of the Certificate of Designations. The foregoing description is not intended to be complete and is qualified in its entirety by the Certificate of Correction, which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

3.1	Certificate of Correction, filed in the State of Delaware on November 7, 2018 (filed herewith).

10.1	Offer Letter of Employment, dated August 23, 2018, between Superior Industries International, Inc. and Matti Masanovich (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 14, 2018).*

31.1	Certification of Donald J. Stebbins, Chief Executive Officer and President (Principal Executive Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Matti M. Masanovich, Executive Vice President and Chief Financial Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d- 14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Donald J. Stebbins, Chief Executive Officer and President (Principal Executive Officer and Principal Financial Officer), and Matti M. Masanovich, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (submitted electronically herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (submitted electronically herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically herewith).

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date: November 9, 2018	/s/ Donald J. Stebbins
Donald J. Stebbins Chief Executive Officer and President

Date: November 9, 2018	/s/ Matti M. Masanovich
Matti M. Masanovich Executive Vice President and Chief Financial Officer