Form 10-K
period 2018-12-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2019-03-07
CIK 95552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s $0.01 par value common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $447,709,967, based on a closing price of $17.90. On February 28, 2019, there were 25,019,237 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2019 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

ITEM 1 - BUSINESS

Description of Business and Industry

Our principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (OEMs) in North America and Europe and aftermarket distributors in Europe. We employ approximately 8,000 employees, operating in nine manufacturing facilities in North America and Europe with a combined annual manufacturing capacity of approximately 21 million wheels. We believe we are the #1 North American aluminum wheel manufacturer, the #3 European aluminum wheel manufacturer and the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels accounted for approximately 92% of our sales in 2018 and are primarily sold for factory installation on many vehicle models manufactured by BMW-Mini, Daimler AG Company (Mercedes-Benz, AMG, Smart), FCA, Ford, GM, Honda, Jaguar-Land Rover, Mazda, Nissan, Renault, Peugeot, PSA, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, Skoda, Porsche, Bentley) and Volvo. We also sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a global presence and diversified customer base consisting of North American, European and Asian OEMs. We continue to deliver on our strategic plan to be one of the leading light vehicle aluminum wheel suppliers globally, delivering innovative wheel solutions to our customers.

As a result of the acquisition of our European operations on May 30, 2017, we have broadened our product portfolio and acquired a significant customer share with European OEMs including BMW-Mini, Daimler AG Company, Jaguar-Land Rover, VW Group and Volvo. The acquisition was not only complementary in terms of customers, market coverage and product offering but also very much aligned with our strategic direction with a priority focus on larger diameter wheels and premium finishes providing enhanced opportunity for higher value-added content. Our global reach encompasses sales to the ten largest OEMs in the world. The following chart shows our sales by customer for the years ended December 31, 2018 and 2017.

Demand for our products is mainly driven by light-vehicle production levels in North America and Europe. North American light-vehicle production in 2018 was 17.0 million vehicles, a 0.6 percent decrease compared to 2017. In Western and Central Europe, light vehicle production level was 18.5 million vehicles, a 2.1 percent decrease over 2017. The majority of our customers’ wheel programs are awarded one, two or three years in advance. Our purchase orders with OEMs are typically specific to a particular vehicle model.

Customer Dependence

We have proven our ability to be a consistent producer of high quality aluminum wheels with the capability to meet our customers’ price, quality, delivery and service requirements. We continually strive to enhance our relationships with our customers through continuous improvement programs, not only through our manufacturing operations but in the engineering, design, development and quality areas as well.

Ford, GM and VW Group were our only customers individually accounting for 10 percent or more of our consolidated trade sales in 2018, with Toyota accounting for more than 10 percent in 2016 only. Net sales to these customers in 2018, 2017 and 2016 were as follows (dollars in millions):

	2018		2017		2016
	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars
Ford	18%	$272.6	22%	$248.8	38%	$271.4
GM	18%	$265.3	20%	$217.5	30%	$216.4
VW Group	12%	$183.9	9%	$94.3	<1%	$2.8
Toyota	8%	$114.0	9%	$103.8	14%	$98.4

In addition, sales to Daimler AG Company and Nissan exceeded five percent of our consolidated sales during 2018 and 2017. BMW-Mini and Volvo exceeded five percent of our consolidated sales in 2018 and Fiat Chrysler and Nissan were at or exceeded 5% of our sales in 2016. The change in sales over the three-year period was primarily driven by the acquisition of our European operations. The loss of all or a substantial portion of our sales to Daimler AG Company, Ford, GM, Nissan, Toyota, Volvo, VW Group, and BMW-Mini would have a significant adverse effect on our financial results. See also Item 1A, “Risk Factors,” of this Annual Report.

Raw Materials

The raw materials used in manufacturing our products are readily available and are obtained through numerous suppliers with whom we have established trade relationships. Aluminum accounted for the vast majority of our total raw material requirements during 2018. Our aluminum requirements are met through purchase orders with major global producers. During 2018, we successfully secured aluminum commitments from our primary suppliers sufficient to meet our production requirements, and we anticipate being able to source aluminum requirements to meet our expected level of production in 2019. We procure other raw materials through numerous suppliers with whom we have established trade relationships.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain other commodities used in the manufacture of our products, such as natural gas, electricity and other raw materials.

We establish price adjustment clauses with our OEM customers to minimize the aluminum price risk. In the aftermarket, we use hedging products to secure our aluminum purchase prices.

Foreign Operations

We manufacture a significant portion of our North American products in Mexico for sale in the United States, Canada and Mexico. Net sales of wheels manufactured in our Mexico operations in 2018 totaled $673.2 million and represented 84 percent of our total net sales in North America as compared to $608.0 million and 83 percent in 2017. Net property, plant and equipment used in our operations in Mexico totaled $221.5 million at December 31, 2018 and $214.5 million at December 31, 2017. The overall cost for us to manufacture wheels in Mexico is currently lower than in the United States, due to lower labor costs as a result of lower prevailing wage rates.

Similarly, we manufacture the majority of our products for the European market in Poland, for sale throughout Europe. For the year ended December 31, 2018, net sales of wheels manufactured in Poland were $421.8 million and 60 percent of total net European sales versus $220.4 million and 59 percent in the seven months following the acquisition in 2017. Net property, plant and equipment used in our operations in Poland totaled $221.0 million at

December 31, 2018 versus $227.3 million at December 31, 2017. Similar to our Mexican operations, the overall cost to manufacture wheels in Poland is substantially lower than in both the United States and Germany at the present time due principally to lower labor costs.

Net Sales Backlog

Our customers typically award programs one, two or three years before actual production is scheduled to begin. Each year, the automotive manufacturers introduce new models, update existing models and discontinue certain models. In this process, we may be selected as the supplier on a new model, we may continue as the supplier on an updated model or we may lose a new or updated model to a competitor. Our estimated net sales may be impacted by various assumptions, including new program vehicle production levels, customer price reductions, currency exchange rates and program launch timing. Our customers may terminate the awarded programs or reduce order levels at any time, based on market conditions or change in portfolio direction. Therefore, expected net sales information does not represent firm commitments or firm orders. We estimate that we have been awarded programs covering approximately 84 percent of our manufacturing capacity over the next three years.

Competition

Competition in the market for aluminum wheels is based primarily on delivery, overall customer service, price, quality and technology. We currently supply approximately 19 percent and 13 percent of the aluminum wheels installed on passenger cars and light-duty trucks in North America and Europe, respectively.

Competition is global in nature with a significant volume of exports from Asia into North America. There are several competitors with facilities in North America but we estimate that we have more than twice the North American production capacity of any competitor. Some of the key competitors in North America include Central Motor Wheel of America (“CMWA”), CITIC Dicastal Co., Ltd., Prime Wheel Corporation, Enkei and Ronal. Key European competitors include Ronal, Borbet, Maxion and CMS. We are the leading manufacturer of alloy wheels in the European aftermarket, where the competition is highly fragmented. Key competitors include Alcar, Brock, Borbet, ATU and Mak. See also Item 1A, “Risk Factors,” of this Annual Report.

Steel and other types of wheels also compete with our products. Aluminum wheel usage on passenger cars, crossovers, SUV’s and light-duty trucks continues to dominate in North America. According to Ward’s Automotive Group, the aluminum wheel penetration rate on passenger cars and light-duty trucks in North America was 88 percent for the 2018 model year compared to 87 percent for 2017. Although similar industry data is not available for Europe, we estimate aluminum wheel penetration continues to marginally increase year-over-year with further opportunity to increase. Several factors can affect the aluminum wheel penetration rate including price, fuel economy requirements and styling preferences. Although aluminum wheels are currently more costly than steel, aluminum is a lighter material than steel, which is desirable for fuel efficiency, better ride & handling and generally viewed as aesthetically superior to steel and, thus, more desirable to the OEMs and their customers.

Research and Development

Our policy is to continuously review, improve and develop our engineering capabilities to satisfy our customer requirements in the most efficient and cost-effective manner available. We strive to achieve this objective by attracting and retaining top engineering talent and by maintaining the latest state-of-the-art computer technology to support engineering development. Fully developed engineering centers located in Fayetteville, Arkansas, and in Lüdenscheid, Germany support our research and development. We also have a technical sales function at our corporate headquarters in Southfield, Michigan that maintains a complement of engineering staff located near some of our largest customers’ headquarters and engineering and purchasing offices. Aftermarket wheels are developed in Bad Dürkheim.

Research and development costs (primarily engineering and related costs), which are expensed as incurred, are included in cost of sales in our consolidated income statements. Research and development costs during each of the last three years were $5.7 million in 2018, $7.7 million in 2017 and $3.8 million in 2016.

Government Regulation

Safety standards in the manufacture of vehicles and automotive equipment have been established under the National Traffic and Motor Vehicle Safety Act of 1966, as amended. We believe that we are in compliance with all federal standards currently applicable to OEM suppliers and to automotive manufacturers.

Environmental Compliance

Our manufacturing facilities, like most other manufacturing companies, are subject to solid waste, water and air pollution control standards mandated by federal, state and local laws. Violators of these laws are subject to fines and, in extreme cases, plant closure. We believe our facilities are in material compliance with all presently applicable standards. The cost of environmental compliance was approximately $0.7 million in 2018, $0.6 million in 2017 and $0.4 million in 2016. We expect that future environmental compliance expenditures will approximate these levels and will not have a material effect on our consolidated financial position or results of operations. However, climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the vehicles that use our products. See also Item 1A, “Risk Factors - We are subject to various environmental laws” of this Annual Report.

Employees

As of December 31, 2018, we had approximately 8,000 full-time employees and 260 contract employees compared to 7,800 full-time employees and 350 contract employees at December 31, 2017. As of December 31, 2016, we had approximately 4,189 full-time employees and 682 contract employees. None of our employees in North America are covered by a collective bargaining agreement. Superior Industries Europe AG’s (“SEAG’s”) subsidiary, Superior Industries Production Germany GmbH (“SPG”), is a member of the employers’ association for the metal and electronic industry in North Rhine-Westphalia e.V. (Metall und Elektro-Industrie NORDRHEIN-WESTPFALEN e.V.) and is subject to various collective bargaining agreements entered into by the employers’ association with the trade union IG Metall. These collective bargaining agreements include provisions relating to wages, holiday, and partial retirement. It is estimated that approximately 432 employees of SEAG employed at SPG in Germany were unionized and/or subject to collective bargaining agreements in 2018. SPG and Superior Industries Automotive Germany GmbH (operating a joint workers’ council) operate a statutory workers’ council and Superior Industries Production (Poland) Sp. z o.o. (“SPP”) operates a voluntary workers’ council.

Fiscal Year End

Fiscal year 2018 started on January 1, 2018 and ended December 31, 2018. The fiscal year for 2017 consisted of the 53-week period ended December 31, 2017. Thus, 2018 reflects one less calendar week of North America operations than in 2017. The 2016 fiscal year consisted of the 52-week period ended on December 25, 2016. Historically our fiscal year ended on the last Sunday of the calendar year. While our European operations historically reported on a calendar year end, these fiscal periods aligned as of December 31, 2017. Beginning in 2018, both our North American and European operations are on a calendar fiscal year with each month ending on the last day of the calendar month. For convenience of presentation, all fiscal years are referred to as beginning as of January 1, and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.

Segment Information

We have aligned our executive management structure, organization and operations to focus on our performance in our North American and European regions. Financial information about our operating segments is contained in

Note 6, “Business Segments” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

Seasonal Variations

The automotive industry is cyclical and varies based on the timing of consumer purchases of vehicles, which in turn varies based on a variety of factors such as general economic conditions, availability of consumer credit, interest rates and fuel costs. While there have been no significant seasonal variations in the past few years, production schedules in our industry can vary significantly from quarter to quarter to meet the scheduling demands of our customers. Typically, our aftermarket business experiences two seasonal peaks, which require substantially higher levels of production. The higher demand for aftermarket wheels from our customers occurs in March and October leading into the spring and winter peak consumer selling seasons.

History

We were initially incorporated in Delaware in 1969. Our entry into the OEM aluminum wheel business in 1973 resulted from our successful development of manufacturing technology, quality control and quality assurance techniques that enabled us to satisfy the quality and volume requirements of the OEM market for aluminum wheels. The first aluminum wheel for a domestic OEM customer was a Mustang wheel for Ford. We reincorporated in California in 1994, and in 2015, we moved our headquarters from Van Nuys, California to Southfield, Michigan and reincorporated in Delaware. On May 30, 2017, we acquired a majority interest in Uniwheels AG, which is a European supplier of OEM and aftermarket aluminum wheels. Uniwheels AG was renamed in 2018 to Superior Industries Europe AG. Our stock is traded on the New York Stock Exchange under the symbol “SUP.”

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q and any amendments thereto are available, without charge, on or through our website, www.supind.com, under “Investor Relations,” as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (“SEC”). Also included on our website, www.supind.com, under “Investor Relations,” is our Code of Conduct, which, among others, applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Copies of all SEC filings and our Code of Conduct are also available, without charge, upon request from Superior Industries International, Inc., Shareholder Relations, 26600 Telegraph Road, Suite 400, Southfield, Michigan 48033.

The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information related to issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference in this Annual Report on Form 10-K.

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

Our business routinely encounters and addresses risks and uncertainties. Our business, results of operations, financial condition and cash flows could be materially adversely affected by the factors described below. Discussion about the important operational risks that our business encounters can also be found in the MD&A section and in the business description in Item 1, “Business” of this Annual Report. Below, we have described our present view of the most significant risks and uncertainties we face. Additional risks and uncertainties not presently known to us, or that we currently do not consider significant, could also potentially impair our business, results of operations, financial condition and cash flows. Our reactions to these risks and uncertainties as well as our competitors’ and customers’ reactions will affect our future operating results.

The automotive industry is cyclical and volatility in the automotive industry could adversely affect our financial performance.

Substantially all our sales are made to the European and U.S. automotive markets. Therefore, our financial performance depends largely on conditions in the European and U.S. automotive industry, which in turn can be affected significantly by broad economic and financial market conditions. Consumer demand for automobiles is subject to considerable volatility as a result of consumer confidence in general economic conditions, levels of employment, prevailing wages, fuel prices and the availability and cost of consumer credit, as well as changing consumer preferences. Demand for aluminum wheels can be further affected by other factors, including pricing and performance comparisons to competitive materials such as steel. Finally, the demand for our products is influenced by shifts of market share between vehicle manufacturers and the specific market penetration of individual vehicle platforms being sold by our customers. Decreases in demand for automobiles in Europe and the United States could adversely affect the valuation of our productive assets, results of operations, financial condition and cash flows.

A limited number of customers represent a large percentage of our sales. The loss of a significant customer or decrease in demand could adversely affect our operating results.

Ford, GM, Toyota, VW Group, together, represented 56 percent in 2018, 60 percent in 2017 and 82 percent of our sales in 2016. Despite the decrease in the combined percentage of our four largest customers in 2018 and 2017, a loss of a significant customer or decrease in demand still remains a risk. Our OEM customers are not required to purchase any minimum amount of products from us. Increasingly global procurement practices, the pace of new vehicle introduction and demand for price reductions may make it more difficult to maintain long-term supply arrangements with our customers, and there are no guarantees that we will be able to negotiate supply arrangements with our customers on terms acceptable to us in the future. The contracts we have entered into with most of our customers provide that we will manufacture wheels for a particular vehicle model, rather than manufacture a specific quantity of products. Such contracts range from one year to the life of the model (usually three to five years), typically are non-exclusive and do not require the purchase by the customer of any minimum number of wheels from us. Therefore, a significant decrease in consumer demand for certain key models or group of related models sold by any of our major customers, or a decision by a manufacturer not to purchase from us, or to discontinue purchasing from us, for a particular model or group of models, could adversely affect our results of operations, financial condition and cash flows.

We operate in a highly competitive industry and efforts by our competitors to gain market share could adversely affect our financial performance.

The global automotive component supply industry is highly competitive. Competition is based on a number of factors, including delivery, overall customer service, price, quality, technology and available capacity to meet customer demands. Some of our competitors are companies, or divisions or subsidiaries of companies, which are larger and have greater financial and other resources than we do. We cannot ensure that our products will be able to compete successfully with the products of these competitors. In particular, our ability to increase manufacturing capacity typically requires significant investments in facilities, equipment and personnel. The majority of our operating facilities are at full or near to full capacity levels which may cause us to incur labor costs at premium rates in order to meet customer requirements, experience increased maintenance expenses or require us to replace our machinery and equipment on an accelerated basis. Furthermore, the nature of the markets in which we compete has attracted new entrants, particularly from low-cost countries. As a result, our sales levels and margins continue to be adversely affected by pricing pressures reflective of significant competition from producers located in low-cost foreign markets, such as China, Morocco, and Turkey. Such competition with lower cost structures poses a significant threat to our ability to compete internationally and domestically. These factors have led to our customers awarding business to foreign competitors in the past, and they may continue to do so in the future. In addition, any of our competitors may foresee the course of market development more accurately, develop products that are superior to our products, have the ability to produce similar products at a lower cost or adapt more quickly to new technologies or evolving customer requirements. Consequently, our products may not be able to compete successfully with competitors’ products.

We experience continual pressure to reduce costs.

The global vehicle market is highly competitive at the OEM level, which drives continual cost-cutting initiatives by our customers. Customer concentration, relative supplier fragmentation and product commoditization have translated into continual pressure from OEMs to reduce the price of our products. It is possible that pricing pressures beyond our expectations could intensify as OEMs pursue restructuring and cost-cutting initiatives. If we are unable to generate sufficient production cost savings in the future to offset such price reductions, our gross margin and cash flows could be adversely affected. In addition, changes in OEMs’ purchasing policies or payment practices could have an adverse effect on our business. Our OEM customers typically attempt to qualify more than one supplier for the programs we participate on and for programs we may bid on in the future. As such, our OEM customers are able to negotiate favorable pricing or may decrease wheel orders from us. Such actions may result in decreased sales volumes and unit price reductions for the Company, resulting in lower revenues, gross profit, operating income and cash flows.

We may be unable to successfully implement cost-saving measures or achieve expected benefits under our plans to improve operations.

As part of our ongoing focus to provide high quality products, we continually analyze our business to further improve our operations and identify cost-cutting measures. We may be unable to successfully identify or implement plans targeting these initiatives, or fail to realize the benefits of the plans we have already implemented, as a result of operational difficulties, a weakening of the economy or other factors. Cost reductions may not fully offset decreases in the prices of our products due to the time required to develop and implement cost reduction initiatives. Additional factors such as inconsistent customer ordering patterns, increasing product complexity and heightened quality standards are making it increasingly more difficult to reduce our costs. It is possible that the costs we incur to implement improvement strategies may negatively impact our financial position, results of operations and cash flow.

We may be unable to successfully launch new products and/or achieve technological advances.

In order to compete effectively in the automotive supply industry, we must be able to launch new products and adopt technology to meet our customers’ demands in a timely manner. However, we cannot ensure that we will be able to install and certify the equipment needed for new product programs in time for the start of production, or that the transitioning of our manufacturing facilities and resources under new product programs will not impact production rates or other operational efficiency measures at our facilities. In addition, we cannot ensure that our customers will execute the launch of their new product programs on schedule. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and customer approvals. For example, we recently completed the construction of a Physical Vapor Deposition (“PVD”) finishing facility. PVD is a wheel coating process that creates a bright chrome-like surface in a more environmentally friendly manner than traditional chrome plating. Various commercial opportunities are being evaluated, while at the same time this facility continues to undergo trial testing to meet customer quality criteria. As a result, existing purchase orders for the PVD process will continue to be satisfied using alternative finishing processes. The global automotive industry is experiencing a period of significant technological change. As a result, the success of our business requires us to develop and/or incorporate leading technologies, including PVD and other finishing capabilities such as surface printing, laser etching, and 5-Axis milling. Such technologies are subject to rapid obsolescence and may not be proven feasible on a volume production basis, have a demand with our customers, meet our customer’s specifications or prove profitable to us. Our failure to satisfy any of these criteria with respect to a particular technology could result in our not pursuing the development of that technology, expensing any unamortized investment costs and abandoning or seeking an alternative use for any impacted technology. Our inability to maintain access to these technologies (either through development or licensing) may adversely affect our ability to compete. If we are unable to successfully develop new technologies, differentiate our products, maintain a low-cost footprint or compete effectively with technology-focused new market entrants, we may lose market share or be forced to reduce prices, thereby lowering our margins. Any such occurrences could adversely affect our financial condition, operating results and cash flows.

International trade agreements and our international operations make us vulnerable to risks associated with doing business in foreign countries that can affect our business, financial condition and results of operations.

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

As a result of changes to U.S. administrative policy, among other possible changes, there may be (i) changes to existing trade agreements, such as the North American Free Trade Agreement (“NAFTA”) and its anticipated successor agreement, the U.S.-Mexico-Canada Agreement (“USMCA”), which is still subject to approval by the United States, Mexico and Canada; (ii) greater restrictions on free trade generally; and (iii) significant increases in tariffs on goods imported into the United States, particularly tariffs on products manufactured in Mexico. It remains unclear what the U.S. administration or foreign governments, including China, will or will not do with respect to tariffs, NAFTA, USMCA or other international trade agreements and policies. A trade war, other governmental action related to tariffs or international trade agreements, changes in United States social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products, and any resulting negative sentiments towards the United States as a result of such changes, likely would have an adverse effect on our business, financial condition, results of operations and cash flows.

Cost of manufacturing our products in Mexico, Germany and Poland may be affected by tariffs imposed by the United States, trade protection laws, policies and other regulations affecting trade and investments, social, political, labor, or general economic conditions. Other factors that can affect the business and financial results of our Mexican, German, Polish and U.S. operations include, but are not limited to, changes in cost structures, currency effects of the Mexican Peso, Euro and Polish Zloty, availability and competency of personnel and tax regulations.

Fluctuations in foreign currencies may adversely impact our financial results.

Due to our operations outside of the United States, we experience exposure to foreign currency gains and losses in the ordinary course of our business. We settle transactions between currencies - i.e., in particular, Mexican Peso to U.S. dollar, Euro to U.S. dollar and Euro to Polish Zloty. To the extent possible, we attempt to match the timing and magnitude of transaction settlements between currencies to create a “natural hedge.” Based on our current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances. While changes in the terms of the contracts with our customers will create an imbalance between currencies that we hedge with foreign currency forward or option contracts, there can be no assurances that our hedging program will effectively offset the impact of the imbalance between currencies or that the net transaction balance will not change significantly in the future.

The foreign currency forward or option contracts we enter into with financial institutions are designed to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have a program to hedge a portion of our material foreign exchange exposures, typically for up to 48 months. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. There is no guarantee that our hedge program will effectively mitigate our exposures to foreign exchange changes which could have material adverse effects on our cash flows and results of operations.

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

Our substantial indebtedness could adversely affect our financial condition

We have a significant amount of indebtedness. As of December 31, 2018, our total debt was $684.9 million ($664.5 million, net of unamortized debt issuance costs of $20.4 million), and we had availability of $156.6 million under the Senior Secured Credit Facilities, as well as 30.0 million Euros under a secured European revolving line of credit. The interest expense on indebtedness will remain significantly higher than historical interest expense (in particular, relative to the time prior to the acquisition of the European Operations) and could adversely affect our financial condition.

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

In addition, the Indenture and the Credit Agreement governing the Senior Secured Credit Facilities and our other debt instruments contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the maturity of all of our debt.

We may not be able to generate sufficient cash to service all of our indebtedness, including the Notes or our redeemable preferred stock, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance our debt obligations or redeemable preferred stock depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business, economic and other factors beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on the Notes, redeemable preferred stock and our other indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, including payments with respect to our redeemable preferred stock, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness, including the Notes. Our ability to restructure or refinance our debt will depend on the condition of the capital and credit markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations and limit our financial flexibility. In addition, any failure to make payments of interest and principal on our outstanding indebtedness and redeemable preferred stock on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, including (i) redemption of our redeemable preferred stock at a redemption price of $300.0 million (2.0 times stated value) or the product of the number of common shares into which the redeemable preferred stock could be converted (5.3 million shares currently) and the then current market price of our common stock and (ii) the repurchase of the Notes or redemption of the redeemable preferred stock upon a change of control or repurchase of the Notes upon sales of certain assets. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. The Credit Agreement governing the Senior Secured Credit Facilities and the Indenture restrict our ability to conduct asset sales and/or use the proceeds from asset sales. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair, and any proceeds that we do receive may not be adequate to meet any debt service obligations then due, including payments due with respect to our redeemable preferred stock. If we cannot meet our debt service obligations, the holders of our debt may accelerate our debt and, to the extent such debt is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our debt.

The terms of the Credit Agreement governing the Senior Secured Credit Facilities, the Indenture, and other debt instruments, as well as the documents governing other debt that we may incur in the future may, restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Indenture, the Credit Agreement governing the Senior Secured Credit Facilities, and our other debt instruments, and the documents governing other debt that we may incur in the future may, contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	create or incur liens;

•	engage in mergers or consolidations or sell all or substantially all of our assets;

•	sell, transfer or otherwise dispose of assets;

•	make investments, acquisitions, loans or advances or other restricted payments;

•	pay dividends or distributions, repurchase our capital stock or make certain other restricted payments;

•	prepay, redeem, or repurchase any subordinated indebtedness;

•	designate our subsidiaries as unrestricted subsidiaries;

•	enter into agreements which limit the ability of our non-guarantor subsidiaries to pay dividends or make other payments to us; and enter into certain transactions with our affiliates.

In addition, the restrictive covenants in the Credit Agreement governing the Senior Secured Credit Facilities and other debt instruments require us to maintain specified financial ratios and satisfy other financial condition tests to the extent subject to certain financial covenant conditions. Our ability to meet those financial ratios and tests can be affected by events beyond our control. We may not meet those ratios and tests.

A breach of the covenants or restrictions under the Indenture governing the Notes, under the Credit Agreement governing the Senior Secured Credit Facilities, or under other debt instruments could result in an event of default under the applicable indebtedness. Such a default may allow the creditors under such facility to accelerate the related debt, which may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Credit Agreement governing our Senior Secured Credit Facilities would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under the Senior Secured Credit Facilities or under other secured debt instruments, those lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the Senior Secured Credit Facilities. In the event our lenders or holders of the Notes accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•

unable to compete effectively or to take advantage of new business opportunities. These restrictions, along with restrictions that may be contained in agreements evidencing or governing other future indebtedness, may affect our ability to grow or pursue other important initiatives in accordance with our growth strategy.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. As of December 31, 2018, approximately $382.8 million of our debt was variable rate debt. Our anticipated annual interest expense on $382.8 million variable rate debt at the current rate of 6.3 percent would be $24.1 million. We have entered into interest rate swaps exchanging floating for fixed rate interest payments in order to reduce interest rate volatility. As of December 31, 2018, we have executed interest rate swaps for $90.0 million, maturing $25.0 million March 31, 2019, $30.0 million September 30, 2019, and $35.0 million December 31, 2019. In addition, on January 10, 2019 we entered into additional interest rate swaps for $200 million, maturing $50 million September 30, 2022 and $150 million December 31, 2022. In the future, we may again enter into interest rate swaps to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

In addition, the interest rates under our Senior Secured Credit Facilities are calculated using LIBOR. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 and it is unclear whether new methods of calculating LIBOR will be established. If LIBOR ceases to exist after 2021, a comparable or successor reference rate as approved by the Administrative Agent under the Credit Agreement will apply or such other reference rate as may be agreed by the Company and the lenders under the Credit Agreement. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.

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

In December 2017, the Tax Cuts and Jobs Act (“The Act”) was signed into law, effective January 1, 2018. The Act, among other things, contains significant changes to corporate taxation, including the reduction of the corporate tax rate from 35 percent to 21 percent, a one-time transition tax on offshore earnings at reduced tax rates regardless of whether earnings are repatriated, the elimination of U.S. tax on foreign dividends (subject to certain important exceptions), new taxes on certain foreign earnings– Global Intangible Low-Taxed Income (“GILTI”), limitations on deductibility of interest expense, immediate deductions for certain new investments and the modification or repeal of many business deductions and credits.

In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. The impact of tax reform in the United States or other foreign tax law changes could result in an overall tax rate increase to our business.

Increases in the costs and restrictions on availability of raw materials could adversely affect our operating margins and cash flow.

Generally, we obtain our raw materials, supplies and energy requirements from various sources. Although we currently maintain alternative sources, our business is subject to the risk of price increases and periodic delays in delivery. Fluctuations in the prices of raw materials may be driven by the supply and demand for that commodity or governmental regulation, including trade laws and tariffs. In addition, if any of our suppliers seek bankruptcy relief or otherwise cannot continue their business as anticipated, the availability or price of raw materials could be adversely affected.

Although we are able to periodically pass certain aluminum cost increases on to our customers, we may not be able to pass along all changes in aluminum costs, or there may be a delay in passing the aluminum costs onto our customers. Our customers are not obligated to accept energy or other supply cost increases that we may attempt to pass along to them. This inability to pass on these cost increases to our customers could adversely affect our operating margins and cash flow.

Aluminum and alloy pricing may have a material effect on our operating margins and cash flows.

The cost of aluminum is a significant component in the overall cost of a wheel and in our selling prices to customers. The price for aluminum we purchase is adjusted based on changes in certain published market indices, but the timing of price adjustments is based on specific customer agreements and can vary from monthly to quarterly. As a result, the timing of aluminum price adjustments with customers flowing through sales rarely will match the timing of such changes in cost and can result in fluctuations to our gross profit. This is especially true during periods of frequent increases or decreases in the market price of aluminum.

The aluminum we use to manufacture wheels also contains additional alloy materials, including silicon. The cost of alloying materials is also a component of the overall cost of a wheel. The price of the alloys we purchase is also based on certain published market indices; however, most of our customer agreements do not provide price adjustments for changes in market prices of alloying materials. Increases or decreases in the market prices of these alloying materials could have a material effect on our operating margins and cash flows.

There is a risk of discontinuation of the E.U. anti-dumping duty from China which may increase the competitive pressure from Chinese producers, including in the aftermarket.

In 2010, the European Commission imposed provisional anti-dumping duties of 22.3 percent on imports of aluminum road wheels from China after a complaint of unfair competition from European manufacturers. The European Commission argued that the EU manufacturers had suffered a significant decrease in production and sales, and a loss of market share, as well as price depression due to cheaper imports from China. On January 23, 2017, the European Commission decided to maintain the anti-dumping duties (Commission Implementing Regulation (EU) 2017/109) for another five-year period. The anti-dumping duties protect the EU producers until January 24, 2022. After this date, the competitive pressures from Chinese producers, which have cost advantages, primarily in the aftermarket, may adversely affect the Company’s financial condition, results of operations and cash flows.

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

We are also subject to various foreign, federal, state and local environmental laws, ordinances and regulations, including those governing discharges into the air and water, the storage, handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances or wastes and the health and safety of our employees. The nature of our current and former operations and the history of industrial uses at some of our facilities expose us to the risk of liabilities or claims with respect to environmental and worker health and safety matters which could have a material adverse effect on our financial condition. In addition, some of our properties are subject to indemnification and/or cleanup obligations of third parties with respect to environmental matters. However, in the event of the insolvency or bankruptcy of such third parties, we could be required to assume the liabilities that would otherwise be the responsibility of such third parties.

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

The nature of our business exposes us to litigation in the ordinary course of our business. We are exposed to potential product liability and warranty risks that are inherent in the design, manufacture and sale of automotive products, the failure of which could result in property damage, personal injury or death. Accordingly, individual or class action suits alleging product liability or warranty claims could result. Although we currently maintain what we believe to be suitable and adequate product liability insurance in excess of our self-insured amounts, we cannot guarantee that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against future liabilities. In addition, if any of our products prove to be defective, we may be required to participate in a recall. A successful claim brought against us in excess of available insurance coverage, if any, or a requirement to participate in any product recall, could have a material adverse effect on our results of operations, financial condition or cash flows.

Our business requires extensive product development activities to launch new products. Accordingly, there is a risk that wheels under development may not be ready by the start of production (“SOP”) or may fail to meet the customer’s specifications. In any such case, warranty or compensation claims might be raised, or litigation might be commenced, against the Company. Moreover, the Company could lose its reputation of an entrepreneur actively developing new and innovative solutions, which in turn could affect the volume of orders, particularly orders for new designs.

Moreover, there are risks related to civil liability under our customer supply contracts (civil liability clauses in contracts with customers, contractual risks related to civil liability for causing delay in production launch, etc.). If we fail to ensure production launch as and when required by the customer, thus jeopardizing production processes at the customer’s facilities, this could lead to increased costs, giving rise to recourse claims against, or causing loss of orders by the Company. This could also have an adverse effect on our financial condition, results of operations or cash flows.

If we do not successfully manage the transition associated with the retirement of our former Chief Executive Officer and the appointment of a new Chief Executive Officer, it could be viewed negatively by our customers and shareholders and could have an adverse impact on our business.

In December 2018, Donald J. Stebbins retired from his position as our President and Chief Executive Officer. Timothy C. McQuay, the Chairman of the Board, is serving as the Executive Chairman. The Board has an active search process underway to select the next Chief Executive Officer from internal and external candidates. If we are unable to attract and retain a qualified candidate to become our Chief Executive Officer in a timely manner, our ability to meet our financial and operational goals and strategic plans, as well as our financial performance, may be adversely impacted. It may also make it more difficult to retain and hire key employees. In addition, such leadership transitions can be inherently difficult to manage, and a poorly executed transition involving our new Chief Executive Officer may cause disruption to our business, including to our relationships with customers, vendors and employees.

Labor-related disruptions involving us or one or more of our customers or suppliers may adversely affect our operations.

Our business is labor-intensive. Although we consider our current relations with our employees to be good, if major work disruptions were to occur, our ability to operate our business could be harmed. A labor dispute involving us or one or more of our customers or our suppliers or our customers’ suppliers, or that could otherwise affect our operations could reduce our sales and our profitability. A labor dispute involving any of our customers or our customers’ suppliers that results in a slowdown or a closure of our customers’ assembly plants where our products are included in the assembled parts or vehicles could also adversely affect our business and harm our profitability.

We may be unable to attract and retain key personnel.

Our success depends, in part, on our ability to attract, hire, train and retain qualified managerial, operational, engineering, sales and marketing personnel. We face significant competition for these types of employees in our industry. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully. In addition, key personnel may leave us and compete against us. Our success also depends, to a significant extent, on the continued service of our senior management team. We may be unsuccessful in replacing key managers who either resign or retire. The loss of any member of our senior management team or other experienced senior employees could impair our ability to execute our business plans and strategic initiatives, cause us to lose customers and experience reduced net sales, or lead to employee morale problems and/or the loss of other key employees.

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

We register business-related intellectual property rights, such as industrial designs and trademarks, hold licenses and other agreements covering the use of intellectual property rights, and have taken steps to ensure that our trade secrets and technological know-how remain confidential. Nevertheless, there is a risk that third parties would attempt to copy, in full or in part, our products, technologies or industrial designs, or to obtain unauthorized access and use of Company secrets, technological know-how or other protected intellectual property rights. Also, other companies could successfully develop technologies, products or industrial designs similar to ours, and thus potentially compete with us.

Further, there can be no assurance that we will not unknowingly infringe intellectual property rights of our competitors, such as patents and industrial designs, especially due to the fact that the interpretations of what constitutes protected intellectual property may differ. Similarly, there is a risk that we will illegitimately use intellectual property developed by our employees, which is subject in each case to relevant regulations governing employee-created innovations. If a dispute concerning intellectual property rights arises, in which the relevant court issues an opinion on the disputed intellectual property rights contrary to us, identifying a breach of intellectual property rights, we may be required to pay substantial damages or to stop the use of such intellectual property. In addition, we are exposed to the risk of injunctions being imposed to prevent further infringement, leading to a decrease in the number of customer orders.

All these events could have a material adverse effect on our assets, financial condition, results of operations or cash flows.

We may be unable to successfully achieve expected benefits from our joint ventures or acquisitions.

As we continue to expand globally, we have engaged, and may continue to engage, in joint ventures and have pursued, and may continue to pursue, acquisitions, including our acquisition of Uniwheels (now referred to as our “Europe segment,” “Europe business” or “Europe operations”) in May 2017. The pursuit of potential joint ventures and/or acquisitions may divert the attention of management and cause us to incur expenses in identifying, investigating and pursuing suitable joint ventures and/or acquisitions, whether or not they are consummated. Such joint ventures and acquisitions involve potential risks, including failure to successfully integrate and/or realize the expected benefits of such joint ventures or acquisitions. Integrating acquired operations is a significant challenge, and there is no assurance that we will be able to manage any future integrations successfully. Failure to successfully integrate operations or to realize the expected benefits of such joint ventures or acquisitions may have an adverse impact on our results of operations, financial condition and cash flows.

We may fail to comply with conditions of the state tax incentive programs in Poland.

We have three production plants in a special Poland economic zone, Tanobrzeska Specjalna Strefa Ekonomiczna Euro-Park Wislosan in Stalowa Wola, Poland. Our Polish operations were granted seven permits to operate in this special economic zone, which allows us to benefit from Polish state tax incentives. The permits require certain conditions to be met, which include increasing the number of employees, keeping the number of employees at such level and incurring required capital expenditures. In addition, particular permits indicate deadlines for completion of respective stages of investments. For three of the seven permits, conditions have already been fulfilled. As of December 31, 2018, the tax subsidies are limited to 2018 (for three permits) and 2027 (for four permits). If we do not fulfill the conditions required by the permits, the permits might be withdrawn and we would no longer benefit from state tax incentives, which may impact our assets, financial condition, results of operations or cash flows in a material way. Furthermore, under current Polish regulations, special economic zones are scheduled to cease to exist in 2027.

We are currently unable to fully deduct interest charges on German indebtedness.

The interest deduction barrier (Zinsschranke) limits the tax deductibility of interest expenses for a German business. If no exception to the interest deduction barrier applies, the net interest expense (interest expense less interest income) is deductible up to 30 percent of the taxable EBITDA (verrechenbares EBITDA) taxable in Germany in a given financial year. Non-deductible interest expenses can be carried forward. Interest carry-forwards are subject to the same tax cancellation rules as tax loss carry-forwards. Whenever interest expenses are not deductible or if an interest carry-forward is lost, the tax burden in future assessment periods could rise, which might have alone, or in combination, a material adverse effect on our assets, financial condition, results of operation or cash flows.

We may be exposed to risks related to existing and future profit and loss transfer agreements executed with German subsidiaries of our European Operations.

Profit and loss transfer agreements are one of the prerequisites of the taxation of Superior and its German subsidiaries as a German tax group. For tax purposes, a profit and loss transfer agreement must have a contract term for a minimum of five years. In addition, such agreement must be fully executed. If a profit and loss transfer agreement or its actual execution does not meet the prerequisites for the taxation as a German tax group, Superior Industries International AG (“SII AG”) and each subsidiary are taxed on their own income (and under certain circumstances even with retrospective effect). Additionally, 5 percent of dividends from the subsidiary to SII AG would be regarded as non-deductible expenses at the SII AG level. Furthermore, the compensation of a loss of a subsidiary would be regarded as a contribution by SII AG into the subsidiary and thus, would not directly reduce SII AG’s profits. As a consequence, if the profit and loss transfer agreements do not meet the prerequisites of a German tax group, this could have a future material adverse effect on our assets, financial condition, results of operations or cash flows.

Purchase of additional shares of Uniwheels may require a higher purchase price.

Superior executed a Domination and Profit Loss Transfer Agreement, “DPLTA”, which became effective in January 2018. According to the terms of the DPLTA, SII AG offered to purchase any outstanding shares for cash consideration of Euro 62.18, or approximately Polish Zloty 264 per share. The cash consideration paid to shareholders, which tendered under the DPLTA may be subject to change based on appraisal proceedings that the minority shareholders of Uniwheels have initiated.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our worldwide headquarters is located in Southfield, Michigan. In our North American operations, we maintain and operate five facilities that manufacture aluminum wheels for the automotive industry and a new facility for finishing wheels with physical vapor deposition. Four of these five facilities are located in Chihuahua, Mexico and one facility is located in Fayetteville, Arkansas. The five manufacturing facilities encompass 2.5 million square feet of manufacturing space. We own all of our manufacturing facilities in North America, and we lease our worldwide headquarters located in Southfield, Michigan.

Our European operations include five locations. The European headquarters is located in Bad Dürkheim, Germany which includes our European management, sales and distribution functions, as well as the logistics center and warehouse for the aftermarket business. The largest of European production facilities is in Stalowa Wola, Poland, which consists of 3 plants. The newest plant in Poland was put into operation in the beginning of June 2016. Another production facility is situated in Werdohl, Germany, where most development work is performed. Forged wheels are manufactured in Fußgönheim, Germany, near the Bad Dürkheim offices. The European locations also include a research and development center in Lüdenscheid, Germany. Our European production facilities encompass approximately 1.5 million square feet. We own all of our manufacturing facilities in Europe, and we lease our European headquarters located in Bad Dürkheim, Germany.

In general, our manufacturing facilities, which have been constructed at various times, are in good operating condition and are adequate to meet our current production capacity requirements. There are active maintenance programs to keep these facilities in good condition, and we have an active capital spending program to replace equipment as needed to maintain factory reliability and remain technologically competitive on a worldwide basis.

Additionally, reference is made to Note 1, “Summary of Significant Accounting Policies,” Note 9, “Property, Plant and Equipment” and Note 16 “Leases,” in the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

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

ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers who are also Directors is contained in our 2019 Proxy Statement under the caption “Election of Directors.” Such information is incorporated into Part III, Item 10, “Directors, Executive Officers and Corporate Governance.” All executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors.

The following table sets forth the names, ages and positions of our executive officers.

Name	Age	Position
Joanne M. Finnorn	54	Senior Vice President, General Counsel and Corporate Secretary
Michael J. Hatzfeld Jr.	46	Vice President of Finance and Corporate Controller
Dr. Wolfgang Hiller	57	Senior Vice President of European Operations and Aftermarket
Parveen Kakar	52	Senior Vice President of Sales, Marketing and Product Development
Matti M. Masanovich	47	Executive Vice President and Chief Financial Officer
Dr. Karsten Obenaus	54	Senior Vice President and Chief Financial Officer Europe
Timothy C. McQuay	67	Executive Chairman
Shawn J. Pallagi	61	Senior Vice President and Chief Human Resources Officer
Robert M. Tykal	56	Senior Vice President, North American Operations

Set forth below is a description of the business experience of each of our executive officers.

Joanne M. Finnorn	Ms. Finnorn is the Company’s Senior Vice President, General Counsel and Corporate Secretary, a position she has held since September 2017. Previously, Ms. Finnorn served as the Vice President, General Counsel and Chief Compliance Officer of Amerisure Mutual Insurance Company from February 2016 to August 2017. From 2013 to January 2016, Ms. Finnorn served as General Counsel of HouseSetter LLC, a home monitoring company and was the Principal of Finnorn Law & Advisory Services. Ms. Finnorn began her career as an attorney with General Motors, served as general Counsel for their GMAC European Operations in Zurich, Switzerland and Vice President & General Counsel and Vice President, Subscriber Services, for OnStar LLC. Ms. Finnorn obtained a Bachelor degree from Alma college and a Juris Doctor from Stanford Law School.

Michael J. Hatzfeld Jr.	Mr. Hatzfeld Jr. is the Company’s Vice President of Finance and Corporate Controller. Prior to joining the Company, Mr. Hatzfeld Jr. held various positions with General Motors Company since 2011, most recently as Controller, US Sales and Marketing Unit in 2018, Controller, Global Revenue Recognition Project from 2016 to 2017, Controller, Customer Care and Aftersales Units from 2014 to 2016 and Assistant Director, Corporate Reporting and Analysis from 2013 to 2014. Mr. Hatzfeld Jr. began his career in public accounting at Ernst & Young LLP. Mr. Hatzfeld Jr. holds a Bachelor of Science degree from Duquesne University. Mr. Hatzfeld Jr. is also a Certified Public Accountant.

Dr. Wolfgang Hiller	Dr. Hiller is the Company’s Senior Vice President of European Operations and Aftermarket, a position he has held since July 2017. Prior to that, he was the Chief Operating Officer of UNIWHEELS AG (“Uniwheels”), a leading manufacturer of aluminum wheels that was acquired by the Company. Dr. Hiller has more than 26 years of international experience in the automotive industry. Prior to joining Uniwheels,

Dr. Hiller worked as Managing Director Automotive for an investment company located in Dubai. Prior to this assignment, Dr. Hiller served as CEO of Buderus-Guss, a manufacturer of automotive brake discs. Apart from that, he spent six years with Bosch Japan & Thailand, where he held a position as Board Member and Senior Managing Director, being in charge of the Chassis Division / Global Sales JOEM and the ASEAN Region. Dr. Hiller holds a Master degree in Physics and subsequently acquired a Doctorate in Physics and Nuclear Medicine at University of Bonn.

Parveen Kakar	Mr. Kakar is the Company’s Senior Vice President of Sales, Marketing and Product Development, a position that he has held since September 2014. Mr. Kakar joined the Company in 1989 as the Director of Engineering Services and has held various positions at the Company since then. From July 2008 to September 2014, Mr. Kakar served as the Company’s Senior Vice President of Corporate Engineering and Product Development and from 2003 to 2008 as the Vice President of Program Development. Mr. Kakar holds a Bachelor of Science in Mechanical Engineering from Punjab Engineering College in India.

Matti Masanovich	Mr. Masanovich is the Company’s Executive Vice President and Chief Financial Officer, a position he has held since September 2018. Prior to joining the Company, Mr. Masanovich was the Senior Vice President and Chief Financial Officer at General Cable Corporation (NYSE: BGC), a publicly held global wire and cable manufacturer, from November 2016 to July 2018. Prior to that, Mr. Masanovich served as the short-term Vice President and Controller of International Automotive Components, an automotive interiors supplier, from August 2016 to October 2016. From November 2013 to April 2016, Mr. Masanovich served as Global Vice President of Finance, Packard Electrical and Electronic Architecture (E/EA) Division in Shanghai, China at APTIV (NYSE: APTV) (formerly Delphi Automotive), an automotive technology company. Mr. Masanovich previously served in various executive positions with both public and private companies. Mr. Masanovich began his career in public accounting at Coopers & Lybrand and PricewaterhouseCoopers LLP. Mr. Masanovich holds a Bachelor of Commerce degree and a Master of Business Administration degree from the University of Windsor. Mr. Masanovich is also a Chartered Accountant.

Dr. Karsten Obenaus	Dr. Obenaus is the Company’s Senior Vice President, Chief Financial Officer Europe; Global ERM & Strategic Planning, a position he has held since July 2017. Prior to that, Dr. Obenaus served as the Chief Financial Officer of UNIWHEELS AG from November 2014 and Head of Accounting, Head of Risk Management, Head of Controlling and Chief Financial Officer Polish Operations from 2008. Before that, he served as the Head of Controlling at the German alloy wheel producer ATS, which was later acquired by Uniwheels. Dr. Obenaus started his professional career in 1994 and obtained accounting and finance positions at Deutsche Industrie-Treuhand, Goedecke AG (Pfizer Group) and EMTEC (BASF Group). He holds a Master degree in Economics and subsequently acquired a Doctorate in Economics at the Johann Wolfgang Goethe-University of Frankfurt/Main.

Timothy C. McQuay	Mr. McQuay is the Company’s Executive Chairman, a position he has held since December 2018, and he has served as a director of the Company since 2011. From November 2011 until his retirement in December 2015, he served as Managing Director, Investment Banking with Noble Financial Capital Markets, an investment banking firm. Previously, he served as Managing Director, Investment Banking with B. Riley & Co., an investment banking firm, from September 2008 to November 2011. From August 1997 to December 2007, he served as Managing Director – Investment

Banking at A.G. Edwards & Sons, Inc. From May 1995 to August 1997, Mr. McQuay was a Partner at Crowell, Weedon & Co. and from October 1994 to August 1997, he also served as Managing Director of Corporate Finance. From May 1993 to October 1994, Mr. McQuay served as Vice President, Corporate Development with Kerr Group, Inc., a New York Stock Exchange listed plastics manufacturing company. From May 1990 to May 1993, Mr. McQuay served as Managing Director of Merchant Banking with Union Bank. Mr. McQuay received an A.B. degree in economics from Princeton University and a M.B.A. degree in finance from the University of California at Los Angeles.

Shawn J. Pallagi	Mr. Pallagi is the Company’s Senior Vice President and Chief Human Resources Officer, a position he has held since May 2016. Prior to joining the Company, Mr. Pallagi served as the Senior Vice President Chief Human Resource Officer of Remy International (“Remy”), one of the largest producers of electrical replacement components for the automotive aftermarket, from January 2013 to December 2015, and in various other roles at Remy prior to that. Earlier in his career, Mr. Pallagi held several management positions at General Motors Corporation, including Executive Director of Human Resources of Global Manufacturing and Labor Relations from 2005 through 2010. He holds a Bachelor of Science in Business Administration from Western Michigan University.

Robert M. Tykal	Mr. Tykal is the Company’s Senior Vice President of North American Operations, a position he has held since June 2017. Prior to joining the Company, Mr. Tykal was the Vice President of Global Operations for Gilbarco Veeder Root at Fortive Corporation, a leading global provider of integrated technology solutions in the retail petroleum industry, from April 2013 to March 2017. Before that, Mr. Tykal was President of Jacobs Vehicle Systems of Danaher Corporation, as well as President and Chief Executive Officer of DaimlerChrysler AG/MTU Drive Shafts (“MTU”). Prior to joining MTU, he worked at Detroit Diesel Corporation for 18 years, where he served as Vice President and General Manager. Mr. Tykal earned his Bachelor of Science in Mechanical Engineering from Michigan State University.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Performance Graph

Our common stock is traded on the New York Stock Exchange under the symbol “SUP.”

The following graph compares the cumulative total stockholder return from December 31, 2013 through December 31, 2018, for our common stock, the Russell 2000 and a peer group(1) of companies that we have selected for purposes of this comparison. We have assumed that dividends have been reinvested, and the returns of each company in the Russell 2000 and the peer group have been weighted to reflect relative stock market capitalization. The graph below assumes that $100 was invested on December 31, 2013, in each of our common stock, the stocks comprising the Russell 2000 and the stocks comprising the peer group.

	Superior Industries International, Inc.	Russel 2000	Peer Group (1)
2013	$100	$100	$100
2014	$100	$105	$112
2015	$96	$100	$103
2016	$141	$122	$129
2017	$81	$139	$151
2018	$27	$124	$124

(1)

We do not believe that there is a single published industry or line of business index that is appropriate for comparing stockholder returns. As a result, we have selected a peer group comprised of companies as disclosed in the 2018 Proxy Statement.

Holders of Common Stock

As of March 4, 2019, there were approximately 362 holders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In January of 2016, our Board of Directors approved a new stock repurchase program (the “2016 Repurchase Program”), authorizing the repurchase of up to an additional $50.0 million of common stock. The timing and extent of the repurchases under the 2016 Repurchase Program depend upon market conditions and other corporate considerations in our sole discretion. Under the 2016 Repurchase Program, we repurchased common stock from time to time on the open market or in private transactions, totaling 454,718 shares of Company stock at a cost of $10.4 million in 2016. During 2017, we purchased an additional 215,841 shares of Company stock at a cost of $5.0 million under the 2016 Repurchase Program. We did not repurchase any shares in 2018.

Recent Sales of Unregistered Securities

Not applicable.

Securities Authorized for Issue Under Equity Compensation Plans

The information about securities authorized for issuance under Superior’s equity compensation plans is included in Note 20, “Stock-Based Compensation” in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report and will also be included in our 2019 Proxy Statement under the caption “Securities Authorized for Issuance under the Equity Compensation Plans.”

ITEM 6 - SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

Fiscal Year Ended December 31,	2018	2017	2016	2015	2014
Income Statement (000s)
Net sales (1)	$1,501,827	$1,108,055	$732,677	$727,946	$745,447
Value added sales (2)	$797,187	$616,753	$408,690	$360,846	$369,355
Closure and impairment costs (3)	$—	$138	$1,458	$7,984	$8,429
Gross profit	$163,527	$102,897	$86,204	$71,217	$50,222
Income from operations	$85,805	$21,518	$54,602	$36,294	$17,913
Consolidated income before income taxes and equity earnings	$32,252	$866	$54,721	$35,283	$15,702
Income tax provision (4)	$(6,291)	$(6,875)	$(13,340)	$(11,339)	$(6,899)
Net income (loss)	$25,961	$(6,009)	$41,381	$23,944	$8,803
Net income (loss) attributable to Superior	$25,961	$(6,203)	$41,381	$23,944	$8,803
Adjusted EBITDA (5)	$185,623	$140,085	$88,511	$76,053	$55,753
Balance Sheet (000s)
Current assets	$370,421	$417,383	$254,081	$245,820	$276,011
Current liabilities	$178,463	$195,059	$85,964	$73,862	$71,962
Working capital	$191,958	$222,324	$168,117	$171,958	$204,049
Total assets	$1,451,616	$1,551,252	$542,756	$539,929	$579,910
Long-term debt	$661,426	$679,552	$—	$—	$—
Shareholders’ equity (6)	$373,265	$445,723	$398,226	$413,912	$439,006
Financial Ratios
Current ratio (7)	2.1:1	2.1:1	3.0:1	3.3:1	3.8:1
Return on average shareholders’ equity (8)	6.3%	(1.4)%	10.2%	5.6%	1.9%
Share Data
Net income (loss)
- Basic	$0.29	$(1.01)	$1.63	$0.90	$0.33
- Diluted	$0.29	$(1.01)	$1.62	$0.90	$0.33
Shareholders’ equity at year-end	$14.92	$17.89	$15.84	$15.86	$16.42
Dividends declared	$0.36	$0.45	$0.72	$0.72	$0.72

(1)

Effective January 1, 2018, the Company adopted ASU 2014-09, Topic ASC 606, “Revenue from Contracts with Customers”, on a modified retrospective basis. Accordingly, periods prior to 2018 have not been adjusted.

(2)

Value added sales is a key measure that is not calculated according to U.S. GAAP. See “Management’s Discussion and Analysis, Non-GAAP Financial Measures” section of this Annual Report for a definition of value added sales and a reconciliation of value added sales to net sales, the most comparable GAAP measure.

(3)

During 2016, we sold the shut-down Rogers facility for total proceeds of $4.3 million, resulting in a $1.4 million gain on sale. Prior to selling the facility, we incurred $1.5 million of further closure costs including carrying costs for the closed facility and $0.3 million in depreciation. During 2015, the shutdown of the Rogers facility resulted in a gross margin loss of $8.0 million due to $4.3 million in impairment of fixed assets and asset relocation costs, $2.0 million of carrying costs for the closed facility and $1.7 million in depreciation. The Adjusted EBITDA impact of the Rogers facility closure for 2015 was $6.3 million, which includes the $4.3 million of restructuring costs and $2.0 million of carrying costs related to the closed facility. During 2014, we had $8.4 million of restructuring costs related to the closure of the Rogers facility. The carrying costs for the closed facility are not included in the restructuring line in the Consolidated Income Statements of our Consolidated Financial Statements.

(4)

See Note 15, “Income Taxes” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report for a discussion of material items impacting the 2018, 2017 and 2016 income tax provisions.

(5)

Adjusted EBITDA is a key measure that is not calculated according to GAAP. See “Management’s Discussion and Analysis, Non-GAAP Financial Measures” section of this Annual Report for a definition of Adjusted EBITDA and a reconciliation of our Adjusted EBITDA to net income, the most comparable GAAP measure.

(6)

During 2018, $51.9 million of non-controlling interests were reclassified from shareholders’ equity to European non-controlling redeemable equity within mezzanine equity in our Consolidated Balance Sheet.

(7)	The current ratio is current assets divided by current liabilities.
(8)

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

Executive Overview

Our principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (OEMs) in North America and Europe and aftermarket suppliers in Europe. We employ approximately 8,000 employees, operating in nine manufacturing facilities in North America and Europe with a combined annual manufacturing capacity of approximately 21 million wheels. We believe we are the #1 North American aluminum wheel manufacturer, the #3 European aluminum wheel manufacturer and the #1 European aluminum wheel aftermarket supplier. Our OEM aluminum wheels accounted for approximately 92% of our sales in 2018 and are sold for factory installation on many vehicle models manufactured by BMW-Mini, Daimler AG Company, FCA, Ford, GM, Honda, Jaguar-Land Rover, Mazda, Nissan, Renault, Peugeot, PSA, Subaru,

Suzuki, Toyota, VW Group and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a global presence and influence with North American, European and Asian OEMs. The following chart shows our sales by customer for the years ended December 31, 2018, 2017 and 2016:

2018 was the first full year as a more diversified and globally competitive company with the addition of our European operations. Despite slightly weaker year-over-year industry production volumes in both of our regions, the overall market remained relatively strong compared to historical levels. Globally, we shipped more than 21.0 million units, compared to 17.0 million in 2017, and our European operations had sales exceeding $700 million. In the second half of the year we faced various challenges, including lower industry volumes in Europe, rising energy rates in Mexico, and launch challenges in North America as customer preferences continue to shift toward larger more sophisticated finishes and larger wheel diameter. While we continued to incur costs associated with integration of our European operations in 2018, we are focused on leveraging the best practices of both regional teams to drive operational efficiencies globally and to continue to realize the benefits of our acquisition of the European operations.

The following chart shows the comparison of our operational performance in 2018, 2017 and 2016:

Net sales in 2018 increased 36 percent to $1,501.8 million from $1,108.1 million in 2017. Net sales in 2018 benefited from a 9.8 percent increase in average selling price per wheel due to improved product mix comprised of larger diameter wheels and premium finishes, increased aluminum prices, which we generally pass on to our customers, and additional five months of our European operations. Income from operations increased in 2018 to $85.8 million from $21.5 million in 2017 due to the inclusion of an additional five months of our European operations, higher gross profit margins from improved product mix and lower integration costs, partially offset by lower second-half volumes globally and second-half production inefficiencies in North America. Our Adjusted EBITDA increased to $185.6 million in 2018 from $140.1 million in 2017, primarily due the inclusion of five more months of our European operations in 2018, strong first-half results in both regions, and improved product mix with larger diameter wheels, partially offset by second-half production inefficiencies in North America, lower second-half global volume, and unrealized foreign exchange gains in 2017.

In the North American market, overall production of passenger cars and light-duty trucks in 2018 decreased 0.6 percent compared to 2017 with production of light-duty trucks, which includes pick-up trucks, SUVs, vans and crossover vehicles, increasing 4.9 percent and production of passenger cars decreasing 11.1 percent. In the Western and Central European market, new vehicle production of passenger cars and light-duty trucks decreased 2.1 percent in 2018 as compared to 2017. Germany, UK, France, Italy and Spain remained the largest car markets in Europe for 2018.

The following table is a summary of the Company’s operating results from 2018, 2017 and 2016:

Results of Operations

Fiscal Year Ended December 31,	2018	2017	2016
(Thousands of dollars, except per share amounts)
Net Sales
North America	$800,383	$732,418	$732,677
Europe	701,444	375,637	—

Net sales	1,501,827	1,108,055	732,677
Cost of sales	1,338,300	1,005,158	646,473

Gross profit	163,527	102,897	86,204
Percentage of net sales	10.9%	9.3%	11.8%
Selling, general and administrative	77,722	81,379	31,602

Income from operations	85,805	21,518	54,602
Percentage of net sales	5.7%	1.9%	7.5%
Interest (expense) income, net	(50,097)	(40,004)	245
Other (expense) income, net	(6,936)	13,188	(126)
Change in fair value of redeemable preferred stock embedded derivative	3,480	6,164	—
Income tax provision	(6,291)	(6,875)	(13,340)

Consolidated net income (loss)	25,961	(6,009)	41,381
Less: net loss attributable to non-controlling interests	—	(194)	—

Net income (loss) attributable to Superior	25,961	(6,203)	41,381
Percentage of net sales	1.7%	(0.6)%	5.6%
Diluted earnings (loss) per share	$0.29	$(1.01)	$1.62
Value added sales (1)	797,187	616,753	408,690
Adjusted EBITDA (2)	$185,623	$140,085	$88,511
Percentage of net sales	12.4%	12.6%	12.1%
Percentage of value added sales	23.3%	22.7%	21.7%
Unit shipments in thousands	20,991	17,008	12,260

(1)

Value added sales is a key measure that is not calculated according to GAAP. See “Management’s Discussion and Analysis, Non-GAAP Financial Measures” section of this Annual Report for a definition of value added sales and a reconciliation of value added sales to net sales, the most comparable GAAP measure.

(2)

Adjusted EBITDA is a key measure that is not calculated according to GAAP. See the Non-GAAP Financial Measures section of this Annual Report for a definition of Adjusted EBITDA and a reconciliation of our Adjusted EBITDA to net income, the most comparable GAAP measure.

2018 versus 2017

Shipments

Wheel unit shipments were 21 million for 2018, an increase of 23.4%, compared to unit shipments of 17 million in the prior year period. The increase in unit shipments was primarily due to the inclusion of additional five months of the European operations’ units, which drove 4.2 million units of improvement.

Net Sales

Net sales for 2018 were $1,501.8 million, compared to net sales of $1,108.1 million in 2017. The increase was driven by the inclusion of an additional five months of our European operations in 2018, which contributed $305.0 million of the increase. Additionally, a 9.8 percent increase in our global average selling price per wheel contributed $89.0 million of the sales increase, due to increases in aluminum prices and improved product mix comprised of larger diameter wheels and premium finishes.

Cost of Sales

Cost of sales were $1,338.3 million in 2018 compared to $1,005.2 million in the prior year period. The increase in cost of sales was due mainly to the inclusion of an additional five months of the European operations. Additionally, cost of sales increased due to higher aluminum prices and increased manufacturing costs associated with larger diameter wheels, energy rates in Mexico and launch costs in North America.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2018 were $77.7 million, or 5.2 percent of net sales, compared to $81.4 million, or 7.3 percent of net sales in 2017. The decrease as a percentage of sales is primarily due to $22.4 million of reduced acquisition and integration expenses.

Net Interest Expense

Net interest expense for 2018 was $50.1 million and $40.0 million for 2017. The increase is due to the full year of interest on the acquisition debt in 2018, partially offset by a non-recurring interest cost related to the bridge loan financing for the European business acquisition incurred in 2017.

Net Other (Expense) Income

Net other expense was $(6.9) million in 2018 compared with net other income of $13.2 million in 2017. The change was primarily due to foreign exchange losses of $(1.0) million in 2018 compared to gains of $12.9 million in 2017 and $2.2 million to year-over-year changes in derivative contracts. The remaining items were of an individually insignificant nature.

Change in Fair Value of Embedded Derivative Liability

During 2018 and 2017, we recognized a $3.5 million and $6.2 million change in the fair value of our redeemable preferred stock embedded derivative liability, respectively, primarily due to the declines in our stock price experienced in the respective years.

Income Tax Provision

The income tax provision for 2018 was $6.3 million on a pre-tax income of $32.3 million primarily due to the favorable split of jurisdictional pre-tax income or loss and finalizing 2017 provisional amounts recorded for the enactment-date-effects of The Tax Cuts and Jobs Act (“the Act”). The income tax provision for 2017 was $6.9 million on pre-tax income of $0.9 million primarily due to earnings in countries with tax rates lower than the U.S. statutory rate, acquisition costs, and the effects of the Act.

Net Income (Loss) Attributable to Superior

Net income attributable to Superior in 2018 was $26.0 million, or $0.29 per diluted share, compared to a net loss in 2017 of $(6.2) million, or $(1.01) loss per diluted share.

Segment Sales and Income from Operations

	Year Ended December 31,
	2018	2017	Change
(Dollars in thousands)
Selected data
Net Sales
North America	$800,383	$732,418	$67,965
Europe	701,444	375,637	325,807

Total net sales	$1,501,827	$1,108,055	$393,772

Income from Operations
North America	$29,702	$9,808	$19,894
Europe	56,103	11,710	44,393

Total income from operations	$85,805	$21,518	$64,287

North America

In 2018, net sales of our North America segment increased 9.3 percent due to an 11.1 percent increase in average selling price per wheel partially offset by a 1.7 percent decrease in volumes. The increase in average selling price per wheel, contributed $81.5 million, and was driven by higher aluminum pricing, which we generally pass through to our customers, and improved product mix comprised of larger diameter wheels and premium finishes. Unit shipments declined from 11.5 million in 2017 to 11.3 million in 2018 resulting in a $12.2 million reduction in revenue. The decline in unit shipments was primarily due to lower sales to Ford, FCA, BMW and Subaru, partially offset by increased sales to GM. North American segment sales between U.S. and Mexico was approximately 15.9 percent and 84.1 percent, respectively during 2018, which compares to 17.0 percent and 83.0 percent for 2017. The North America segment income from operations increased in 2018 due primarily to lower integration costs and favorable product mix, partially offset by increased launch and energy costs.

Europe

In 2018, net sales of our European segment increased 86.7 percent primarily due to additional 5 months of sales, which contributed $283.3 million, and a 6.5 percent increase in average selling price per wheel. The increase in average selling price per wheel, was driven by a higher aluminum pricing, which we generally pass through to our customers. European segment sales between Germany and Poland was approximately 39.9 percent and 60.1 percent, respectively, during 2018, which compares to 41.3 percent and 58.7 percent for 2017. European segment income from operations for the year ended 2018 increased consistent with increasing sales, as well as a reduction in integration related expenses from $14.8 million in 2017 to $2.4 million in 2018.

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

Income Tax Provision

The income tax provision for 2017 was $6.9 million on a pre-tax income of $0.9 million due primarily to the split of jurisdictional pre-tax income or loss, certain non-deductible acquisition costs related to the Uniwheels’ acquisition, and provisional estimates recorded for the transition tax on offshore earnings and a deferred tax expense. The deferred tax expense resulted from the reduction of our deferred tax assets due to the change in the statutory federal income tax rate from 35% to 21% for years subsequent to 2017, based on the newly enacted U.S. Tax Cuts and Jobs Act (“The Act”). The income tax provision for 2016 was $13.3 million, representing an effective income tax rate of 24.4 percent. The effective tax rate for 2016 was lower than the statutory rate due to earnings in countries with tax rates lower than the U.S. statutory rate.

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

Income from Operations
North America	$9,808	$54,602	$(44,794)
Europe	11,710	—	11,710

Total income from operations	$21,518	$54,602	$(33,084)

North America

Due to the acquisition of our European operations on May 30, 2017, we will provide geographical segment analysis for the 2017 and 2016 results of operations discussion and analysis rather than the geographical discussion that was provided in 2016. In 2017, net sales of our North America segment remained at a consistent level despite a 6.4 percent decrease in volume due to a 6.8 percent increase in average unit selling price. Unit shipments declined from 12.3 million in 2016 to 11.5 million in 2017 resulting in a $47.0 million reduction in revenue which was fully offset by the increase in average selling price. The decline in volume resulted from lower unit sales with Ford, GM and FCA, partially offset by increased sales at Nissan and Subaru. The increase in average selling price was driven by an increase in the value of the aluminum component of sales, which we generally pass through to our customers, and our value added sales. The split between U.S. and Mexico sales were approximately 17.0 percent and 83.0 percent, respectively during 2017, which compares to 16.4 percent and 83.6 percent for 2016.

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

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity primarily include cash, cash equivalents and short-term investments, net cash provided by operating activities, our senior notes and borrowings under available debt facilities and, factoring arrangements for trade receivables and, from time to time, other external sources of funds. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $192.0 million and 2.1:1, respectively, at December 31, 2018, versus $222.3 million and 2.1:1 at December 31, 2017. As of December 31, 2018, our cash, cash equivalents and short-term investments totaled $48.2 million compared to $47.1 million at December 31, 2017.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, debt facilities, cash equivalents and short-term investments, and we believe these sources will continue to meet our capital requirements in the foreseeable future.

In connection with the acquisition of our European business, we entered into several debt and equity financing arrangements during 2017. On March 22, 2017, we entered into a senior secured credit agreement (the “Credit Agreement”) consisting of a $400.0 million senior secured term loan facility (the “Term Loan Facility”) and a $160.0 million revolving credit facility. On May 22, 2017, we issued 150,000 shares of redeemable preferred stock to TPG Superior and TPG Growth III Sidewall, L.P. (“TPG”) for an aggregate purchase price of $150.0 million. On June 15, 2017, we issued €250.0 million aggregate principal amount of 6.00% Senior Notes (the “Notes”) due June 15, 2025. In addition, as a part of our European business acquisition, we assumed $70.7 million of outstanding debt. At December 31, 2018, balances outstanding under the Term Loan Facility, Notes, and an equipment loan were $382.8 million, $286.1 million, $16.0 million, respectively. There was no balance outstanding under the revolving credit facility at December 31, 2018 and unused commitments were $156.6 million. In addition, there was 30 million Euro available under our European business line of credit as of December 31, 2018.

The following table summarizes the cash flows from operating, investing and financing activities as reflected in the consolidated statements of cash flows.

Fiscal Year Ended December 31,	2018	2017	2016
(Thousands of dollars)
Net cash provided by operating activities	$156,116	$63,710	$78,491
Net cash used in investing activities	(77,097)	(777,614)	(35,038)
Net cash (used in) provided by financing activities	(76,338)	701,107	(37,327)
Effect of exchange rate changes on cash	(1,577)	1,371	(376)

Net increase (decrease) in cash and cash equivalents	$1,104	$(11,426)	$5,750

2018 versus 2017

Operating Activities

Net cash provided by operating activities was $156.1 million in 2018 and $63.7 million in 2017. The increase in cash flow provided by operating activities was mainly due to the inclusion of a full year of our European operations in 2018 as compared to 7 months in 2017, improved working capital management and the introduction of receivables factoring program in North America, which generated $30.1 million of operating cash flows in the year.

Investing Activities

Net cash used in investing activities was $77.1 million in 2018 compared to $777.6 million in 2017. Net cash used in investing activities was higher in 2017 due to our European business acquisition in 2017.

Financing Activities

Net cash used in financing activities was $76.3 million compared to net cash provided by financing activities of $701.1 million in 2017. Net cash provided by financing activities was higher in 2017 due to the issuance of debt to finance the European business acquisition.

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

Contractual Obligations

Contractual obligations as of December 31, 2018 are as follows (amounts in millions):

	Payments Due by Fiscal Year
Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt	$3.1	$3.1	$3.9	$7.1	$7.1	$660.6	$684.9
Retirement plans	1.4	1.5	1.5	1.5	1.5	42.0	49.4
Purchase obligations	9.9	—	—	—	—	—	9.9
Capital leases	0.5	0.2	0.2	0.2	0.2	—	1.3
Operating leases	4.2	3.2	2.9	2.6	2.3	7.8	23.0

Total	$19.1	$8.0	$8.5	$11.4	$11.1	$710.4	$768.5

The table above does not reflect unrecognized tax benefits and related interest and penalties of $34.3 million, for which the timing of settlement is uncertain, $8.8 million liability for derivative financial instruments maturing in 2019 through 2022 nor the redeemable preferred stock embedded derivative liability of $3.1 million. In addition, the table does not include dividend payments due quarterly nor the redemption value of the redeemable preferred stock in 2025.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no significant off-balance sheet arrangements other than factoring of $53.8 million of our trade receivables.

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

Fiscal Year Ended December 31,	2018	2017	2016	2015	2014
(Thousands of dollars)
Net Sales	$1,501,827	$1,108,055	$732,677	$727,946	$745,447
Less, aluminum value and OSP	(704,640)	(491,302)	(323,987)	(367,100)	(376,092)

Value added sales	$797,187	$616,753	$408,690	$360,846	$369,355

Adjusted EBITDA is a key measure that is not calculated according to GAAP. Adjusted EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, amortization, restructuring charges and other closure costs and impairments of long-lived assets and investments, changes in fair value of redeemable preferred stock embedded derivative liability, acquisition and integration costs, CEO separation related costs, and AR factoring fees. We use Adjusted EBITDA as an important indicator of the operating performance of our business. Adjusted EBITDA is used in our internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors and evaluating short-term and long-term operating trends in our operations. We believe the Adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace and to establish operational goals. Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies.

The following table reconciles our net income, the most directly comparable GAAP financial measure, to our Adjusted EBITDA:

Fiscal Year Ended December 31,	2018	2017	2016	2015	2014
(Thousands of dollars)
Net income (loss)	$25,961	$(6,009)	$41,381	$23,944	$8,803
Interest expense (income), net	50,097	40,004	(245)	(103)	(1,095)
Income tax provision	6,291	6,875	13,340	11,339	6,899
Depreciation (1)	68,753	54,167	34,261	34,530	35,582
Amortization	26,303	15,168	—	—	—
Acquisition, integration and CEO separation costs and factoring fees (2)	11,698	35,906	—	—	—
Change in fair value of redeemable preferred stock embedded derivative liability (3)	(3,480)	(6,164)	—	—	—
Closure costs (excluding accelerated depreciation) (4)	—	138	1,210	6,343	5,564
Gain on sale of facility (4)	—	—	(1,436)	—	—

Adjusted EBITDA	$185,623	$140,085	$88,511	$76,053	$55,753

Adjusted EBITDA as a percentage of net sales	12.4%	12.6%	12.1%	10.4%	7.5%
Adjusted EBITDA as a percentage of value added sales	23.3%	22.7%	21.7%	21.1%	15.1%

(1)

Depreciation expense in 2016 and 2015 includes $0.2 million and $1.7 million, respectively, of accelerated depreciation charges as a result of shortened estimated useful lives due to restructuring activities.

(2)

In 2018, we incurred approximately $9.7 million in integration costs, $1.5 million of CEO separation costs and $0.5 million of AR factoring fees. In 2017, we incurred $25.1 million of costs related to the acquisition of Uniwheels and $10.8 million in integration costs.

(3)

The change in the fair value is mainly driven by the change in our stock price from the original valuation date in May 2017. Refer to Note 12, “Redeemable Preferred Stock” in the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report.

(4)

In the fourth quarter of 2016, we sold the Rogers facility for total proceeds of $4.3 million, resulting in a $1.4 million gain on sale. Prior to the sale in 2016, Rogers incurred $1.5 million in closure and operating costs, which included $0.3 million in depreciation. The Rogers facility Adjusted EBITDA was a negative $0.2 million in 2016 due to the $1.4 million gain on sale. During 2015, we had completed the shutdown of the Rogers facility which resulted in a gross margin loss of $8.0 million due to $4.3 million in impairment of fixed assets, $2.0 million of further closure costs and $1.7 million in depreciation. The Adjusted EBITDA impact of the Rogers facility closure for 2015 was $6.3 million, which includes the $4.3 million of restructuring costs and $2.0 million of inefficiency costs related to the closure. During 2014, we recorded $3.1 million of restructuring costs excluding accelerated depreciation and we impaired an investment by $2.5 million.

Critical Accounting Policies and Estimates

Accounting estimates are an integral part of the consolidated financial statements. These estimates require the use of judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the periods presented. We believe the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in developing estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Refer to Note 1 to our consolidated financial statements for our significant accounting policies related to our critical accounting estimates.

Wheel Revenue Recognition - Sales of our products and related costs are recognized when control transfers to the customer, generally upon shipment. Tooling reimbursement revenues, related to initial tooling reimbursed by our customers, are deferred and recognized over the expected life of the wheel program on a straight-line basis. A portion of our selling prices to OEM customers is attributable to the aluminum content of our wheels. Our selling prices are adjusted for changes in the current aluminum market based upon specified aluminum price indices during specific pricing periods, as agreed with our customers. Our selling prices also incorporate a wheel weight price component which is based on customer product specifications. Weights are monitored, and prices are adjusted as variations arise. Customer contract prices are generally adjusted quarterly to incorporate these retroactive price adjustments. Price adjustments due to production efficiencies are generally recognized as and when negotiated with customers.

Redeemable Preferred Stock Embedded Derivative - In addition to derivative financial instruments used in hedging activities, we issued redeemable preferred stock as a part of the financing for the acquisition of our European business. The redeemable preferred stock includes embedded derivatives relating to the conversion and early redemption options. Accordingly, we have recorded an embedded derivative liability representing the combined fair value of the right of holders to receive common stock upon conversion of redeemable preferred stock at any time (the “conversion option”) and the right of the holders to exercise their early redemption option upon the occurrence of a redemption event (the “early redemption option”). The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of redeemable preferred stock embedded derivative liability” financial statement line item of the Company’s Consolidated Income Statement.

A binomial option pricing model is used to estimate the fair value of the conversion and early redemption options embedded in the redeemable preferred stock. The binomial model utilizes a “decision tree” whereby future movement in the Company’s common stock price is estimated based on the volatility factor. The binomial options pricing model requires the development and use of assumptions. These assumptions include estimated volatility of the value of our common stock, assumed possible conversion or early redemption dates, an appropriate risk-free interest rate, risky bond rate and dividend yield. See Note 5, “Derivative Financial Instruments” in the Notes to Consolidated Financial Statements in Item 8 for additional information pertaining to these embedded derivatives.

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

Impairment of Goodwill - As of December 31, 2018 and 2017, we had recorded goodwill of $291.4 million and 304.8 million, respectively, as a result of our acquisition of our European business on May 30, 2017. Goodwill is not amortized but is tested for impairment on at least an annual basis.

We conducted the annual goodwill impairment testing as of December 31, 2018. The Company evaluated its goodwill using a quantitative approach. The identification of potential impairment involves comparing our Europe reporting unit’s estimated fair value to its carrying value, including goodwill. In performing our valuation, we utilized an income approach and a market approach to determine fair value. The income approach is based on projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The discount rate used is the weighted average of an estimated cost of equity and of debt (“weighted average cost of capital”). The weighted average cost of capital is adjusted as necessary to reflect risk associated with the business of the Europe reporting unit. Business forecasts are based on estimated production volumes, product prices and expenses, including raw material cost, wages, energy and other expenses. Other significant assumptions include terminal value cash flow and growth rates, future capital expenditures and changes in future working capital requirements. The market approach is based on the observed ratios of enterprise value to earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. The market approach fair value is determined by multiplying historical and anticipated financial metrics of the Europe reporting unit by the EBITDA pricing multiples derived from the comparable, publicly traded companies. Our assessment indicated that the fair value of the European reporting unit exceeded its respective carrying value by approximately $12.2 million, or approximately 2%, which is reasonable given the relative proximity of the goodwill impairment testing date to the acquisition date, as well as the business’ performance since acquisition.

Retirement Plans - Subject to certain vesting requirements, our unfunded retirement plan generally provides for a benefit based on final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. The net periodic pension cost and related benefit obligations are based on, among other things, assumptions of the discount rate and the mortality of the participants. The net periodic pension costs and related obligations are measured using actuarial techniques and assumptions. See Note 18, “Retirement Plans” in the Notes to Consolidated Financial Statements in Item 8 for a description of these assumptions.

The following information illustrates the sensitivity to a change in certain assumptions of our unfunded retirement plans as of December 31, 2018. Note that these sensitivities may be asymmetrical and are specific to 2018. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

The effect of the indicated increase (decrease) in selected factors is shown below (in thousands):

		Increase (Decrease) in:
Assumption	Percentage Change	Projected Benefit Obligation at December 31, 2018	2019 Net Periodic Pension Cost
Discount rate	+1.0%	$(2,883)	$(101)
Rate of compensation increase	+1.0%	$306	$41

Impairment of Long-Lived Assets and Investments - Management evaluates the recoverability and estimated remaining lives of long-lived assets whenever facts and circumstances suggest that the carrying value of the assets may not be recoverable or the useful life has changed. See Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Item 8 for further discussion of asset impairments.

Valuation of Deferred Tax Assets - The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The assessment regarding whether a valuation allowance is required or should be adjusted is based on an evaluation of possible sources of taxable income and also considers all available positive and negative evidence factors. Our accounting for the valuation of deferred tax assets represents our best estimate of future events. Changes in our current estimates, due to unanticipated market conditions, governmental legislative actions or events, could have a material effect on our ability to utilize deferred tax assets. At December 31, 2018 total deferred tax assets were $84.6 million and valuation allowances against those deferred tax assets were $16.6 million. Refer to Note 15 to our consolidated financial statements for additional information.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency. We have business operations in the United States, Mexico, Germany and Poland. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions.

In accordance with our corporate risk management policies, we may enter into foreign currency forward, swap and option contracts with financial institutions to mitigate foreign currency exposures associated with certain existing assets and liabilities, firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our Peso, Zloty and Euro foreign exchange exposure, for up to approximately 48 months. We do not use derivative contracts for trading, market-making, or speculative purposes. For additional information on our derivatives, see Note 5, “Derivative Financial Instruments” in the Notes to Consolidated Financial Statements in Item 8.

At December 31, 2018, the net fair value liability of foreign currency exchange derivatives with an aggregate notional value of $513.1 million was $3.1 million. The potential loss in fair value of such financial instruments from a 10 percent adverse change in quoted foreign currency exchange rates would be $51.7 million at December 31, 2018.

In addition to operational foreign currency exposure, we have issued notes with a face value of €250 million maturing June 15, 2025. We have entered into a cross currency swap with a notional value of $12.2 million to hedge a portion of the foreign currency exposure relating to this debt. At December 31, 2018, the fair value liability associated with this swap was $ 0.2 million. The potential loss in fair of this instrument from a 10 percent adverse change in the quoted foreign currency exchange rates would be $29.4 million.

Commodity Price Risk. When market conditions warrant, we may enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. Our OEM customer contracts generally provide for price adjustment based on fluctuations in aluminum costs, however our European aftermarket customer contracts do not include such price adjustments. As a consequence, our European business has entered into forward contracts to hedge price fluctuations in its aluminum raw materials for the aftermarket business. At December 31, 2018, the fair value liability of forward contracts for aluminum with a notional value of $10.8 million was $0.9 million. The potential loss in fair value for such financial instruments from a 10 percent adverse change in aluminum prices would be $1.1 million at December 31, 2018.

Interest Rate Risk. At December 31, 2018, approximately $382.8 million of our debt bears interest at variable rates, currently 6.3 percent. A 100 basis point change in our rate would result in an increase or decrease of $3.8 million. We have entered into interest rate swaps exchanging floating for fixed rate interest payments in order to reduce interest rate volatility. As of December 31, 2018, we have executed interest rate swaps for $90.0 million, maturing $25.0 million March 31, 2019, $30.0 million September 30, 2019, and $35.0 million December 31, 2019. In addition, on January 10, 2019 we entered into additional interest rate swaps for $200 million, maturing $50 million September 30, 2022 and $150 million December 31, 2022. In the future, we may again enter into interest rate swaps to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Consolidated Financial Statements of Superior Industries International, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Superior Industries International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Superior Industries International, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the periods ended December 31, 2018, December 31, 2017, and December 25, 2016, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the periods ended December 31, 2018, December 31, 2017, and December 25, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

March 7, 2019

We have served as the Company’s auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Superior Industries International, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Superior Industries International, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018, of the Company and our report dated March 7, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Detroit, Michigan

March 7, 2019

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED INCOME STATEMENTS

(Dollars in thousands, except per share data)

Fiscal Year Ended December 31,	2018	2017	2016
NET SALES	$1,501,827	$1,108,055	$732,677
Cost of sales:
Cost of sales	1,338,300	1,005,020	645,015
Restructuring costs	—	138	1,458

Total cost of sales	1,338,300	1,005,158	646,473

GROSS PROFIT	163,527	102,897	86,204
Selling, general and administrative expenses	77,722	81,379	31,602

INCOME FROM OPERATIONS	85,805	21,518	54,602
Interest (expense) income, net	(50,097)	(40,004)	245
Other (expense) income, net	(6,936)	13,188	(126)
Change in fair value of redeemable preferred stock embedded derivative liability	3,480	6,164	—

CONSOLIDATED INCOME BEFORE INCOME TAXES	32,252	866	54,721
Income tax provision	(6,291)	(6,875)	(13,340)

CONSOLIDATED NET INCOME (LOSS)	25,961	(6,009)	41,381
Less: Net (income) attributable to non-controlling interest	—	(194)	—

NET INCOME (LOSS) ATTRIBUTABLE TO SUPERIOR	$25,961	$(6,203)	$41,381

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO SUPERIOR – BASIC	$0.29	$(1.01)	$1.63

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO SUPERIOR – DILUTED	$0.29	$(1.01)	$1.62

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

Fiscal Year Ended December 31,	2018	2017	2016
Net income (loss) attributable to Superior	$25,961	$(6,203)	$41,381
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(23,924)	29,822	(16,904)
Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	7,221	14,067	(11,062)
Tax (provision) benefit	(1,928)	(6,464)	4,250

Change in unrecognized gains (losses) on derivative instruments, net of tax	5,293	7,603	(6,812)
Defined benefit pension plan:
Actuarial gains (losses) on pension obligation, net of curtailments and amortization	2,924	(1,931)	799
Tax (provision) benefit	(667)	310	(295)

Pension changes, net of tax	2,257	(1,621)	504

Other comprehensive (loss) income, net of tax	(16,374)	35,804	(23,212)

Comprehensive income attributable to Superior	$9,587	$29,601	$18,169

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

Fiscal Year Ended December 31,	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$47,464	$46,360
Short-term investments	750	750
Accounts receivable, net	104,649	160,167
Inventories, net	175,578	173,999
Income taxes receivable	6,791	6,929
Other current assets	35,189	29,178

Total current assets	370,421	417,383
Property, plant and equipment, net	532,767	536,686
Non-current deferred income tax assets, net	42,105	54,302
Goodwill	291,434	304,805
Intangibles, net	168,369	203,473
Other non-current assets	46,520	34,603

Total assets	$1,451,616	$1,551,252

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107,274	$118,424
Short-term debt	3,052	4,000
Accrued expenses	65,662	68,786
Income taxes payable	2,475	3,849

Total current liabilities	178,463	195,059
Long-term debt (less current portion)	661,426	679,552
Embedded derivative liability	3,134	4,685
Non-current income tax liabilities	9,046	5,731
Non-current deferred income tax liabilities, net	18,664	28,539
Other non-current liabilities	49,306	47,269
Commitments and contingent liabilities (Note 22)	—	—
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized - 1,000,000 shares Issued and outstanding - 150,000 shares outstanding at December 31, 2018 and December 31, 2017	144,463	144,694
European non-controlling redeemable equity	13,849	—
Shareholders’ equity:
Common stock, $0.01 par value
Authorized - 100,000,000 shares
Issued and outstanding - 25,019,237 and 24,917,025 shares at December 31, 2018 and December 31, 2017)	87,723	89,755
Accumulated other comprehensive loss	(105,495)	(89,121)
Retained earnings	391,037	393,146

Superior shareholders’ equity	373,265	393,780
Non-controlling interests	—	51,943

Total shareholders’ equity	373,265	445,723

Total liabilities, mezzanine equity and shareholders’ equity	$1,451,616	$1,551,252

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

			Accumulated Other Comprehensive Income (Loss)			Retained Earnings	Total
	Common Stock		Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment
	Number of Shares	Amount
BALANCE AT DECEMBER 31, 2015	26,098,895	$88,108	$(9,289)	$(4,140)	$(88,284)	$427,517	$413,912
Net income	—	—	—	—	—	41,381	41,381
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	(6,812)	—	—	—	(6,812)
Change in employee benefit plans, net of taxes	—	—	—	504	—	—	504
Net foreign currency translation adjustment	—	—	—	—	(16,904)	—	(16,904)
Stock options exercised	86,908	1,641	—	—	—	—	1,641
Common stock issued, net of shares withheld for employee taxes	(1,165)	—	—	—	—	—	—
Stock-based compensation	—	3,618	—	—	—	—	3,618
Tax impact of stock options	—	92	—	—	—	—	92
Common stock repurchased	(1,040,688)	(3,543)	—	—	—	(17,176)	(20,719)
Cash dividends declared ($0.72 per share)	—	—	—	—	—	(18,487)	(18,487)

BALANCE AT DECEMBER 31, 2016	25,143,950	$89,916	$(16,101)	$(3,636)	$(105,188)	$433,235	$398,226

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

			Accumulated Other Comprehensive Income (Loss)			Retained Earnings	Non- Controlling Interest	Total
			Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment
	Common Stock
	Number of Shares	Amount
BALANCE AT DECEMBER 31, 2016	25,143,950	$89,916	$(16,101)	$(3,636)	$(105,188)	$433,235	$—	$398,226
Consolidated net income (loss)	—	—	—	—	—	(6,203)	194	(6,009)
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	7,603	—	—	—	—	7,603
Change in employee benefit plans, net of taxes	—	—	—	(1,621)	—	—	—	(1,621)
Net foreign currency translation adjustment	—	—	—	—	29,822	—	4,267	34,089
Stock options exercised	2,000	41	—	—	—	—	—	41
Common stock issued, net of shares withheld for employee taxes	(13,084)	—	—	—	—	—	—	—
Stock-based compensation	—	889	—	—	—	—	—	889
Common stock repurchased	(215,841)	(777)	—	—	—	(4,237)	—	(5,014)
Cash dividends declared	—	—	—	—	—	(10,737)	—	(10,737)
($0.45 per share)
Redeemable preferred dividend and accretion	—	—	—	—	—	(18,912)	—	(18,912)
Non-controlling interest	—	—	—	—	—	—	63,200	63,200
Uniwheels additional tenders	—	(314)	—	—	—	—	(15,718)	(16,032)

BALANCE AT DECEMBER 31, 2017	24,917,025	$89,755	$(8,498)	$(5,257)	$(75,366)	$393,146	$51,943	$445,723

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Non- controlling Interest	Total
BALANCE AT DECEMBER 31, 2017	24,917,025	$89,755	$(8,498)	$(5,257)	$(75,366)	$393,146	$51,943	$445,723
Net income	—	—	—	—	—	25,961	—	25,961
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	5,293	—	—	—	—	5,293
Change in employee benefit plans, net of taxes	—	—	—	2,257	—	—	—	2,257
Net foreign currency translation adjustment	—	—	—	—	(23,924)	—	—	(23,924)
Stock options exercised	4,500	68	—	—	—	—	—	68
Common stock issued, net of shares withheld for employee taxes	97,712	—	—	—	—	—	—	—
Stock-based compensation	—	1,525	—	—	—	—	—	1,525
Cash dividends declared ($0.36 per share)	—	—	—	—	—	(9,353)	—	(9,353)
Redeemable preferred dividend and accretion	—	—	—	—	—	(32,462)	—	(32,462)
Preferred stock modification	—	—	—	—	—	15,257	—	15,257
Reclassification to European non-controlling redeemable equity	—	—	—	—	—	—	(51,943)	(51,943)
Adjust European non-controlling redeemable equity to redemption value	—	(3,625)	—	—	—	—	—	(3,625)
European non-controlling redeemable equity dividend	—	—	—	—	—	(1,512)	—	(1,512)

BALANCE AT DECEMBER 31, 2018	25,019,237	$87,723	$(3,205)	$(3,000)	$(99,290)	$391,037	$—	$373,265

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Fiscal Year Ended December 31,	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,961	$(6,009)	$41,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,056	69,335	34,261
Income tax, non-cash changes	(1,048)	(3,395)	(4,669)
Stock-based compensation	2,131	2,576	3,618
Debt amortization	3,868	7,328	—
Other non-cash items	5,733	1,133	812
Changes in operating assets and liabilities:
Accounts receivable	42,829	4,599	8,043
Inventories	(6,125)	(1,264)	(22,339)
Other assets and liabilities	(7,732)	(8,214)	6,244
Accounts payable	(9,132)	1,411	15,880
Income taxes	4,575	(3,790)	(4,740)

NET CASH PROVIDED BY OPERATING ACTIVITIES	156,116	63,710	78,491

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(77,697)	(70,937)	(39,575)
Acquisition of Uniwheels, net of cash acquired	—	(706,733)	—
Proceeds from sales and maturities of investments	600	—	200
Proceeds from sales of fixed assets	—	56	4,337

NET CASH USED IN INVESTING ACTIVITIES	(77,097)	(777,614)	(35,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	975,571	—
Proceeds from issuance of redeemable preferred shares	—	150,000	—
Debt repayment	(7,936)	(323,177)	—
Cash dividends paid	(28,816)	(19,473)	(18,340)
Purchase of non-controlling redeemable shares	(39,048)	—	—
Cash paid for common stock repurchase	—	(5,014)	(20,719)
Payments related to tax withholdings for stock-based compensation	(606)	(1,687)	—
Net decrease in short term debt	—	(10,877)	—
Proceeds from borrowings on revolving credit facility	324,450	71,750	—
Repayments of borrowings on revolving credit facility	(324,450)	(100,650)	—
Proceeds from exercise of stock options	68	41	1,641
Redeemable preferred shares issuance costs	—	(3,737)	—
Financing costs paid	—	(31,640)	—
Excess tax benefits from exercise of stock options	—	—	91

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(76,338)	701,107	(37,327)

Effect of exchange rate changes on cash	(1,577)	1,371	(376)

Net increase (decrease) in cash and cash equivalents	1,104	(11,426)	5,750
Cash and cash equivalents at the beginning of the period	46,360	57,786	52,036

Cash and cash equivalents at the end of the period	$47,464	$46,360	$57,786

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Superior Industries International, Inc. (referred to herein as the “Company” or “we,” “us” and “our”) designs and manufactures aluminum wheels for sale to original equipment manufacturers (“OEMs”) and aftermarket customers. We are one of the largest suppliers of cast aluminum wheels to the world’s leading automobile and light truck manufacturers, with manufacturing operations in the United States, Mexico, Germany and Poland. Our OEM aluminum wheels are sold primarily for factory installation, as either standard equipment or optional equipment, on vehicle models manufactured by BMW-Mini, Daimler AG Company (Mercedes-Benz, AMG, Smart), FCA, Ford, GM, Honda, Jaguar-Land Rover, Mazda, Mitsubishi, Nissan, PSA, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, Skoda, Porsche, Bentley) and Volvo. We also sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a global presence and influence with North American, European and Asian OEMs. We have determined that our North American and European operations should be treated as separate operating segments as further described in Note 6, “Business Segments.”

Presentation of Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions are eliminated in consolidation.

Accounting estimates are an integral part of the consolidated financial statements. These estimates require the use of judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, certificates of deposit, fixed deposits and money market funds with original maturities of three months or less. Certificates of deposit and fixed deposits whose original maturity is greater than three months and is one year or less are classified as short-term investments. At December 31, 2018 and 2017, certificates of deposit totaling $0.8 million were restricted in use (to collateralize letters of credit securing workers’ compensation obligations) and were classified as short-term investments on our consolidated balance sheet.

Derivative Financial Instruments and Hedging Activities

We account for our derivative instruments as either assets or liabilities and carry them at fair value. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the gain or loss on the derivative instrument (including changes in time value for forward contracts) is reported as a component of accumulated other comprehensive income or loss in shareholders’ equity and reclassified into income in the same period or periods during which the hedged transaction affects earnings. Derivatives that do not qualify or have not been designated as hedges are adjusted to fair value through current income. See Note 5, “Derivative Financial Instruments” for additional information pertaining to our derivative instruments.

We enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. These contracts are considered to be derivative instruments under U.S. GAAP; however, these purchase contracts are not accounted for as derivatives because they qualify for the normal purchase normal sale exemption.

Cash Paid for Interest and Taxes and Non-Cash Investing Activities

Cash paid for interest was $43.8 million, $24.3 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016. Cash paid for income taxes was $6.5 million, $11.1 million and $21.9 million for the years ended December 31, 2018, 2017 and 2016.

As of December 31, 2018, 2017 and 2016, $10.3 million, $15.1 million and $4.0 million, respectively, of equipment had been purchased but not yet paid for and are included in accounts payable and accrued expenses in our consolidated balance sheets.

Accounts Receivable

Accounts receivable primarily consists of amounts that are due and payable from our customers for the sale of aluminum wheels. We evaluate the collectability of receivables each reporting period and record an allowance for doubtful accounts representing our estimate of probable losses. Additions to the allowance are charged to bad debt expense reported in selling, general and administrative expense.

Inventory

Inventories, which are categorized as raw materials, work-in-process or finished goods, are stated at the lower of cost or net realizable value. Inventories are reviewed to determine if inventory quantities are in excess of forecasted usage or if they have become obsolete. Aluminum is the primary material component in our inventories. Currently our three primary vendors make up more than 10 percent of our aluminum purchases in 2018 and 2017.

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

When property, plant and equipment is replaced, retired or disposed of, the cost and related accumulated depreciation are removed and any resulting gain or loss is recorded as a component of cost of sales or other income or expense.

Impairment of Long-Lived Assets

The carrying amount of long-lived assets and finite-lived intangible assets to be held and used in the business is evaluated for impairment when events and circumstances warrant. If the carrying amount of a long-lived asset group is considered impaired, a loss is recorded based on the amount by which the carrying amount exceeds fair value. Fair value is determined primarily using anticipated cash flows.

Impairment of Goodwill

Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We conduct our annual impairment testing as of December 31, 2018.

Foreign Currency Transactions and Translation

The assets and liabilities of foreign subsidiaries that use local currency as their functional currency are translated to U.S. dollars based on the current exchange rate prevailing at each balance sheet date and any resulting translation adjustments are included in accumulated other comprehensive income (loss). The assets and liabilities of foreign subsidiaries whose local currency is not their functional currency are remeasured from their local currency to their functional currency and then translated to U.S. dollars. Revenues and expenses are translated into U.S. dollars using the average exchange rates prevailing for each period presented.

Gains and losses arising from foreign currency transactions and the effects of remeasurement discussed in the preceding paragraph are recorded in other income (expense), net. We had foreign currency transaction gains (losses) of ($1.0) million, $12.9 million, ($0.4) million in 2018, 2017 and 2016, respectively.

Revenue Recognition

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

The Company maintains long term business relationships with our OEM customers and aftermarket distributors; however, there are no definitive long-term volume commitments under these arrangements. Volume commitments are limited to near-term customer requirements authorized under purchase orders or production releases generally with delivery periods of less than a month. Sales do not involve any significant financing component since customer payment is generally due 40-60 days after shipment. Contract assets and liabilities consist of customer receivables and deferred revenues related to tooling.

At contract inception, the Company assesses goods and services promised in its contracts with customers and identifies a performance obligation for each promise to deliver a good or service (or bundle of goods or services) that is distinct. Principal performance obligations under our customer contracts consist of the manufacture and delivery of aluminum wheels, including production wheels, service wheels and replacement wheels. As a part of the manufacture of the wheels, we develop tooling necessary to produce the wheels. Accordingly, tooling costs, which are explicitly recoverable from our customers, are capitalized as preproduction costs and amortized to cost of sales over the average life of the vehicle wheel program. Similarly, customer reimbursement for tooling costs is deferred and amortized to net sales over the average life of the vehicle wheel program.

In the normal course of business, the Company’s warranties are limited to product specifications and the Company does not accept product returns unless the item is defective as manufactured. Accordingly, warranty costs are treated as a cost of fulfillment subject to accrual, rather than a performance obligation. The Company establishes provisions for both estimated returns and warranties when revenue is recognized. In addition, the Company does not typically provide customers with the right to a refund but provides for product replacement.

Prices allocated to production, service and replacement wheels are based on prices established in our customer purchase orders which represent the standalone selling price. Prices for service and replacement wheels are commensurate with production wheels with adjustment for any special packaging. In addition, prices are subject to retrospective adjustment for changes in commodity prices for certain raw materials, aluminum and silicon, as well as production efficiencies and wheel weight variations from specifications used in pricing. These price adjustments are treated as variable consideration. Customer tooling reimbursement is generally based on quoted prices or cost not to exceed quoted prices.

We estimate variable consideration by using the “most likely” amount estimation approach. For commodity prices, initial estimates are based on the commodity index at contract inception. Changes in commodity prices are monitored and revenue is adjusted as changes in the commodity index occur. Prices incorporate the wheel weight price component based on product specifications. Weights are monitored, and prices are adjusted as variations arise. Price adjustments due to production efficiencies are generally recognized as and when negotiated with customers. Customer contract prices are generally adjusted quarterly to incorporate retroactive price adjustments.

Under the Company’s policies, shipping costs are treated as a cost of fulfillment. In addition, as permitted under a practical expedient relating to disclosure of performance obligations, the Company does not disclose remaining performance obligations under its contracts since contract terms are substantially less than a year (generally less than one month). Our revenue recognition practices and related transactions and balances are further described in Note 3, “Revenue.”

Research and Development

Research and development costs (primarily engineering and related costs) are expensed as incurred and are included in cost of sales in the consolidated income statements. Amounts expensed during 2018, 2017 and 2016 were $5.7 million, $7.7 million and $3.8 million, respectively.

Stock-Based Compensation

We account for stock-based compensation using the estimated fair value recognition method. We recognize these compensation costs net of the applicable forfeiture rate on a straight-line basis for only those shares expected to vest over the requisite service period of the award, which is generally the vesting term of three years. We estimate the forfeiture rate based on our historical experience. See Note 20, “Stock-Based Compensation” for additional information concerning our stock-based compensation awards.

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

New Accounting Standards

Adoption of New Accounting Standards

Accounting Standards Update (“ASU”) 2014-09, Topic 606, “Revenue – Revenue from Contracts with Customers” (including all related amendments). On January 1, 2018, we adopted “Revenue from Contracts with Customers” and all the related amendments (the “new revenue standard”) using the modified retrospective method. Adoption of the new revenue standard did not have a material effect on our financial position or results of operations as the Company’s method for recognizing revenue under the new revenue standard does not vary significantly from revenue recognition practices under the prior standard.

ASU 2017-12 Improvements to Hedge Accounting Activities.” On January 1, 2018, we adopted the “Targeted Improvements to Accounting for Hedging Activities.” The principal change in accounting for hedges under this standard is that hedge ineffectiveness (for qualifying hedges subject to hedge accounting) will be recognized in other comprehensive income (rather than earnings) until the hedged item is recognized in earnings, at which point accumulated gains or losses will be recognized in earnings and classified with the underlying hedged transaction. Other than the accounting for hedge ineffectiveness, the provisions of this standard apply prospectively. Gains and losses arising from hedge ineffectiveness previously recognized in earnings have been immaterial. Accordingly, there is no cumulative balance sheet adjustment or restatement associated with adoption of this standard.

ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” We adopted this standard as of January 1, 2018. The objective of the ASU is to address the diversity in practice in the presentation of certain cash receipts and cash payments in the statement of cash flows. Adoption of this standard did not have a material effect on our statements of cash flows for the years ended 2018, 2017, or 2016.

ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” In March 2017, the FASB issued this standard to improve the reporting of net benefit cost in the financial statements. We adopted this standard as of January 1, 2018. Adoption of this standard did not have a material effect on our results of operations.

ASU 2017-01, “Clarifying the Definition of a Business.” We have adopted this standard as of January 1, 2018 on a prospective basis as required. The objective of the ASU is to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Adoption of this standard did not have a material effect on our financial condition or results of operations since we have no imminent acquisitions or disposals.

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

Accounting Standards Issued But Not Yet Adopted

ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” The objective of the ASU is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. We are evaluating the impact this new standard will have on our financial statements and disclosures.

ASU 2016-02, Topic 842, “Leases” (including all related amendments). In February of 2016, the FASB issued an ASU 2016-02, “Leases (Topic 842).” The ASU requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. We adopted this standard as of January 1, 2019, using the optional transition method, which resulted in capitalization of right of use assets and recognition of lease obligations of approximately $20 million. We have elected the package of practical expedients that will allow us to 1) not reassess whether existing or expired contracts contain or contained a lease; 2) not reassess the classification (operating or financing) of our existing leases; and 3) not reassess initial direct costs for existing leases; as well as the accounting policy election not to apply balance sheet recognition to leases with terms of 12 months or less. Our assessment and adoption of the new accounting standard are based on a global review of our leasing arrangements. Our lease portfolio principally includes leases of real estate, such as office buildings, and leases of personal property, such as equipment used in our manufacturing processes. We have refined our internal policies to include criteria for evaluating the impact of the new standard and related internal controls to support the requirements of the new standard. We do not anticipate that the adoption of this standard will have a significant impact on our results of operations or cash flows.

ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” In January 2018, the FASB issued ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Cut and Jobs Act (“the Act”) related to items in accumulated other comprehensive income (AOCI) that the FASB refers to as having been stranded in AOCI. The new guidance may be applied retrospectively to each period in which the effect of the Act is recognized in the period of adoption. The Company must adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI. The Company has elected to not reclassify the income tax effects of the Tax Cut and Jobs Act from AOCI. The Company has decided it will not prospectively implement ASU 2018-02.

ASU 2018-13, “Fair Value Measurement.” In August 2018, the FASB issued an ASU entitled “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The ASU allows for early adoption in any interim period after issuance of the update. We are evaluating the impact this guidance will have on our notes to the consolidated financial statements.

ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans.” In August 2018, the FASB issued an ASU entitled “Compensation - Retirement Benefits - Defined Benefit Plans - General Subtopic 715-20 - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans,” which is designed to improve the effectiveness of disclosures by removing and adding disclosures related to defined benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. The new standard allows for early adoption in any year end after issuance of the update. We are evaluating the impact this new standard will have on our financial statement disclosures.

NOTE 2 - ACQUISITION

On May 30, 2017, the Company acquired 92.3 percent of the outstanding stock of Uniwheels (now referred to as our “Europe segment,” “Europe business”, “Europe operations” or “European operations”) for approximately $703.0 million (based on an exchange rate of 1.00 U.S. dollar = 3.74193 Polish Zloty) via a tender offer. On June 30, 2017, the Company commenced the delisting and associated tender process for the remaining outstanding shares of Uniwheels. As of December 31, 2018, a total of 12,213,079 shares have been tendered and the Company now owns 98.5 percent of the outstanding shares of Uniwheels. Superior pursued a Domination and Profit and Loss Transfer Agreement (“DPLTA”) which became effective on January 17, 2018, with retroactive effect as of January 1, 2018. Under the DPLTA, the Company offered to purchase any further tendered shares for cash consideration of Euro 62.18, or approximately Polish Zloty 264 per share. This cash consideration may be subject to change based on appraisal proceedings that the minority shareholders of Uniwheels have initiated. Because the aggregate equity purchase price of the Acquisition (assuming an exchange rate of 1.00 U.S. dollar = 3.74193 Polish Zloty) was determined at the time of the initial tender offer, any increase in the resulting price must be reflected as a reduction of paid in capital (common stock). Upon Uniwheels’ shareholder approval each year beginning in 2019, The Company must pay an annual dividend of Euro 3.38 on any then outstanding shares as long as the DPLTA is in effect. For any shares tendered prior to approval of the dividend each year, the Company must pay interest at a statutory rate, currently 4.12 percent, at the time the shares are redeemed.

As a result of the effectiveness of the DPLTA as of January 1, 2018, the carrying value of the non-controlling interest related to Uniwheels common shares outstanding of $51.9 million, which was presented as a component of stockholders’ equity as of December 31, 2017, was reclassified to European non-controlling redeemable equity during the first quarter of 2018. The non-controlling interest shares may be tendered at any time and are, therefore, immediately redeemable and must be classified outside stockholders’ equity. For the period of time that the DPLTA is in effect, the non-controlling interests will continue to be presented in European non-controlling redeemable equity outside of stockholders’ equity in the consolidated balance sheets.

The Company’s consolidated financial statements include the results of our European operations subsequent to May 30, 2017 (see Note 6, “Business Segments” for the more information). The Company’s consolidated financial statements reflect the purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their fair values on the acquisition date.

The following is the allocation of the purchase price:

(Dollars in thousands)
Estimated purchase price
Cash consideration	$703,000

Non-controlling interest	63,200

Preliminary purchase price allocation
Cash and cash equivalents	12,296
Accounts receivable	60,580
Inventories	83,901
Prepaid expenses and other current assets	11,859

Total current assets	168,636
Property and equipment	259,784
Intangible assets	205,000
Goodwill	286,249
Other assets	32,987

Total assets acquired	952,656

Accounts payable	61,883
Other current liabilities	40,903

Total current liabilities	102,786
Other long-term liabilities	83,670

Total liabilities assumed	186,456

Net assets acquired	$766,200

Acquired intangible assets were recorded at estimated fair value, as determined through the use of the income approach, specifically the relief from royalty and multi-period excess earnings methods. The major assumptions used in arriving at the estimated identifiable intangible asset values included estimates of future cash flows, discounted at an appropriate rate of return which is based on the weighted average cost of capital for both the Company and other market participants. The useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to our future cash flows. The estimated fair value of intangible assets and related useful lives as included in the purchase price allocation include:

	Estimated Fair Value	Estimated Useful Life (in Years)
(Dollars in thousands)
Brand name	$9,000	4-6
Technology	15,000	4-6
Customer relationships	167,000	7-11
Trade names	14,000	Indefinite

	$205,000

Goodwill represents future economic benefits expected to be recognized from the Company’s expansion into the European wheel market, as well as expected future synergies and operating efficiencies. The purchase price allocation of goodwill, which was finalized in the second quarter of 2018, yielding an amount of $286.2 million, was allocated to the Europe segment.

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

	Twelve Months Ended
	December 31, 2017	December 31, 2016
	Proforma	Proforma
(Dollars in thousands)
Proforma combined sales	$1,351,799	$1,246,248
Proforma net income	$17,692	$38,809

NOTE 3 - REVENUE

In accordance with ASC 606, the Company disaggregates revenue from contracts with customers into our segments, North America and Europe. Revenues by segment for the year ended December 31, 2018 are summarized in Note 6, “Business Segments”.

The opening and closing balances of the Company’s receivables and current and long-term contract liabilities are as follows (in thousands):

	December 31, 2018	January 1, 2018	Change
Customer receivables	$97,566	$150,151	$(52,585)
Contract liabilities — current	5,810	5,736	74
Contract liabilities — noncurrent	8,354	5,222	3,132

The changes in the contract liability balances primarily result from timing differences between our performance and customer payment while the decline in customer receivables is primarily due to the sale of receivables (refer to Note 23, “Receivables Factoring”). During the year ended December 31, 2018, the Company recognized tooling reimbursement revenue of $8.5 million, which had been deferred in prior periods and was previously included in the current portion of the contract liability (deferred revenue). During the year ended December 31, 2018, the Company recognized revenue of $2.8 million from obligations satisfied in prior periods as a result of retrospective price adjustments arising from changes in commodity prices, production efficiencies and wheel weight variations.

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

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, certificates of deposit and fixed deposits and money market funds with original maturities of three months or less. Certificates of deposit and fixed deposits whose original maturity is greater than three months and is one year or less are classified as short-term investments.

Derivative Financial Instruments

Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments using industry-standard valuation models such as a discounted cash flow. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, commodity prices and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk. In certain cases, market data may not be available and we may use broker quotes and models (e.g., Black-Scholes) to determine fair value. This includes situations where there is lack of liquidity for a particular currency or commodity or when the instrument is longer dated. The fair value measurements of the redeemable preferred stock embedded derivative are based upon Level 3 unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the liability – refer to “Note 5, Derivative Financial Instruments.”

Cash Surrender Value

We have an unfunded salary continuation plan, which was closed to new participants effective February 3, 2011. We purchased life insurance policies on certain participants to provide, in part, for future liabilities. Refer to Note 18, “Retirement Plans.” The amount of the asset recorded for the investment in the life insurance contracts is equal to the cash surrender value which is the amount that will be realized under the contract as of the balance sheet date if the insured event occurs.

The following tables categorize items measured at fair value at December 31, 2018 and 2017:

		Fair Value Measurement at Reporting Date Using
December 31, 2018		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$750	$—	$750	$—
Cash surrender value	8,057	—	8,057	—
Derivative contracts	4,218	—	4,218	—

Total	13,025	—	13,025	—

Liabilities
Derivative contracts	8,836	—	8,836
Embedded derivative liability	3,134	—	—	3,134

Total	$11,970	$—	$8,836	$3,134

		Fair Value Measurement at Reporting Date Using
December 31, 2017		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$750	—	$750	—
Cash surrender value	8,040	—	8,040	—
Derivative contracts	6,342	—	6,342	—

Total	15,132	—	15,132	—

Liabilities
Derivative contracts	16,106	—	16,106	—
Embedded derivative liability	4,685	—	—	4,685

Total	$20,791	—	$16,106	$4,685

The following table summarizes the changes during 2018 and 2017 in level 3 fair value measurement of the embedded derivative liability relating to the redeemable preferred stock issued May 22, 2017 in connection with the acquisition of our European operations:

January 1, 2017 – December 31, 2018
(Dollars in thousands)
Beginning fair value – January 1, 2017	$—

Change in fair value of redeemable preferred stock embedded derivative liability	4,685

Ending fair value – December 31, 2017	4,685
Change in fair value of redeemable preferred stock embedded derivative liability	(3,480)
Effect of redeemable preferred stock modification	1,929

Ending fair value – December 31, 2018	3,134

Debt Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices of these securities (Level 2 input based on the GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below (in thousands):

	December 31, 2018	December 31, 2017
(Dollars in thousands)
Estimated aggregate fair value	$624,943	$704,005
Aggregate carrying value (1)	684,922	707,864

(1)	Long-term debt excluding the impact of unamortized debt issuance costs.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Instruments and Hedging Activities

We use derivatives to partially offset our exposure to foreign currency, interest rates, aluminum and other commodity risk. We may enter into forward contracts, option contracts, swaps, collars or other derivative instruments to offset some of the risk on expected future cash flows and on certain existing assets and liabilities. However, we may choose not to hedge certain exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange rates, interest rates, and aluminum as well as natural gas commodity prices.

To help protect gross margins from fluctuations in foreign currency exchange rates, certain of our subsidiaries, whose functional currency is the U.S. dollar or the Euro, hedge a portion of their forecasted foreign currency costs denominated in the Mexican Peso and Polish Zloty, respectively. We may hedge portions of our forecasted foreign currency exposure up to 48 months.

We record all derivatives in the consolidated balance sheets at fair value. Our accounting treatment for these instruments is based on the hedge designation. The cash flow hedges that are designated as hedging instruments are recorded in Accumulated Other Comprehensive Income (“AOCI”) until the hedged item is recognized in earnings, at which point accumulated gains or losses will be recognized in earnings and classified with the underlying hedged transaction. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates. The Company has derivatives that are designated as hedging instruments as well as derivatives that did not qualify for designation as hedging instruments.

Redeemable Preferred Stock Embedded Derivative

We have determined that the conversion option embedded in our redeemable preferred stock is required to be accounted for separately from the redeemable preferred stock as a derivative liability. Separation of the conversion option as a derivative liability is required because its economic characteristics are considered more akin to an equity instrument and therefore the conversion option is not considered to be clearly and closely related to the economic characteristics of the redeemable preferred stock. This is because the economic characteristics of the redeemable preferred stock are considered more akin to a debt instrument due to the fact that the shares are redeemable at the holder’s option, the redemption value is significantly greater than the face amount, the shares carry a fixed mandatory dividend and the stock price necessary to make conversion more attractive than redemption ($56.324) is significantly greater than the price at the date of issuance ($19.05), all of which lead to the conclusion that redemption is more likely than conversion.

We also have determined that the embedded early redemption option upon the occurrence of a redemption event (e.g. change of control, etc.) must also be bifurcated and accounted for separately from the redeemable preferred stock, because the debt host contract involves a substantial discount (face of $150.0 million as compared to the redemption value of $300.0 million) and exercise of the early redemption option would accelerate the holder’s option to redeem the shares.

Accordingly, we have recorded an embedded derivative liability representing the combined fair value of the right of holders to receive common stock upon conversion of redeemable preferred stock at any time (the “conversion option”) and the right of the holders to exercise their early redemption option upon the occurrence of a redemption event (the “early redemption option”). The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of redeemable preferred stock embedded derivative” financial statement line item of the Company’s consolidated income statements (see Note 12, “Redeemable Preferred Stock.”)

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

The expected volatility of the Company’s common stock is estimated based on historical volatility. The assumed base case term used in the valuation model is the period remaining until September 14, 2025 (the earliest date at which the holder may exercise its unconditional redemption option). A number of other scenarios incorporate earlier redemption dates to address the possibility of early redemption upon the occurrence of a redemption event. The risk-free interest rate is based on the yield on the U.S. Treasury zero coupon yield curve with a remaining term equal to the expected term of the conversion and early redemption options. The significant assumptions utilized in the Company’s valuation of the embedded derivative at December 31, 2018 are as follows: valuation scenario terms between 3.00 and 6.70 years, volatility of 58 percent, risk-free rate of 2.5 percent to 2.6 percent related to the respective assumed terms, a risky bond rate of 22 percent and a dividend yield of 7.5 percent.

The following tables display the fair value of derivatives by balance sheet line item at December 31, 2018 and December 31, 2017:

	December 31, 2018
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$2,599	1,011	659	6,202
Foreign exchange forward contracts not designated as hedging instruments	333	—	207	—
Aluminum forward contracts designated as hedging instruments	—	—	927	—
Cross currency swap not designated as hedging instrument	—	—	227	—
Natural gas forward contracts designated as hedging instruments	275	—	355	—
Interest rate swap contracts designated as hedging instruments	—	—	131	128
Embedded derivative liability	—	—	—	3,134

Total derivative financial instruments	$3,207	1,011	2,506	9,464

	December 31, 2017
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts and collars designated as hedging instruments	$3,065	723	4,922	8,405
Foreign exchange forward contracts not designated as hedging instruments	721	—	206	—
Aluminum forward contracts not designated as hedging instruments	1,833	—	—	—
Cross currency swap not designated as hedging instrument	—	—	1,467	1,106
Embedded derivative liability	—	—	—	4,685

Total derivative financial instruments	$5,619	723	6,595	14,196

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	December 31, 2018		December 31, 2017
	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign currency forward contracts and collars designated as hedging instruments	$467,253	$(3,251)	$397,744	$(9,539)
Foreign exchange forward contracts not designated as hedging instruments	45,905	126	23,305	515
Aluminum forward contracts not designated as hedges	10,810	(927)	15,564	1,833
Cross currency swap not designated as hedging instrument	12,151	(227)	36,454	(2,573)
Natural gas forward contracts designated as hedging instrument	2,165	(80)	—	—
Interest rate swap contracts designated as hedging instrument	90,000	(259)	—	—

Total derivative financial instruments	$628,284	$(4,618)	$473,067	$(9,764)

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

The following tables summarize the gain or loss recognized in accumulated other comprehensive income (loss) (“AOCI”) as of December 31, 2018, 2017 and 2016 the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the years ended December 31, 2018, 2017 and 2016:

Year ended December 31, 2018	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$5,293	$728	$(406)

Total	$5,293	$728	$(406)

Year ended December 31, 2017	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Dollars in thousands)
Derivative Contracts	$7,603	$(4,539)	$(538)

Total	$7,603	$(4,539)	$(538)

Year ended December 31, 2016	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Dollars in thousands)
Derivative Contracts	$(6,812)	$(13,597)	$(156)

Total	$(6,812)	$(13,597)	$(156)

NOTE 6 - BUSINESS SEGMENTS

As a result of our 2017 acquisition of Uniwheels, the Company expanded into the European market and extended its customer base to include the principal European OEMs. As a consequence, we have realigned our executive management structure, organization and operations to focus on our performance in the North American and European regions. In accordance with the requirements of ASC Topic 280, “Segment Reporting,” we have concluded that our North American and European businesses represent separate operating segments in view of significantly different markets, customers and products within each of these regions. Each operating segment has discrete financial information which is evaluated regularly by the Company’s CEO in determining resource allocation and assessing performance. Within each of these regions, markets, customers, products and production processes are similar and production can be readily transferred between production facilities. Moreover, our business within each region leverages common systems, processes and infrastructure. Accordingly, North America and Europe comprise the Company’s reportable segments for purposes of segment reporting.

(Dollars in thousands)	Net Sales			Income from Operations
	2018	2017	2016	2018	2017	2016
North America	$800,383	$732,418	$732,677	$29,702	$9,808	$54,602
Europe	701,444	375,637	—	56,103	11,710	—

	$1,501,827	$1,108,055	$732,677	$85,805	$21,518	$54,602

(Dollars in thousands)	Depreciation and Amortization			Capital Expenditures
	2018	2017	2016	2018	2017	2016
North America	$33,588	$35,931	$34,261	$37,476	$47,493	$39,575
Europe	61,468	33,404	—	40,221	23,444	—

	$95,056	$69,335	$34,261	$77,697	$70,937	$39,575

(Dollars in thousands)
	Property, Plant, and Equipment, net		Goodwill and Intangible Assets
	2018	2017	2018	2017
North America	$249,791	$245,178	$—	$—
Europe	282,976	291,508	459,803	508,278

	$532,767	$536,686	$459,803	$508,278

(Dollars in thousands)	Total Assets
	2018	2017
North America	$484,682	$519,192
Europe	966,934	1,032,060

	$1,451,616	$1,551,252

Geographic information

Net sales by geographic location:

Year Ended December 31,	2018	2017	2016
(Dollars in thousands)
Net sales:
U.S.	$127,178	$124,711	$120,395
Mexico	673,205	607,707	612,282
Germany	279,631	155,227	—
Poland	421,813	220,410	—

Consolidated net sales	$1,501,827	$1,108,055	$732,677

NOTE 7 - ACCOUNTS RECEIVABLE

December 31,	2018	2017
(Dollars in thousands)
Trade receivables	$101,864	$152,476
Other receivables	7,083	10,016

	108,947	162,492
Allowance for doubtful accounts	(4,298)	(2,325)

Accounts receivable, net	$104,649	$160,167

	2018 Percent of Net Sales	2017 Percent of Net Sales	2016 Percent of Net Sales
Ford	18%	22%	38%
GM	18%	20%	30%
VW Group	12%	9%	<1%
Toyota	8%	9%	14%

The accounts receivable from GM, Ford, VW Group and Toyota at December 31, 2018 represented approximately 24 percent, 11 percent, 8 percent and 6 percent of the total accounts receivable, respectively. The accounts receivable from GM, Ford and Toyota represented approximately 26 percent, 20 percent and 4 percent at December 31, 2017.

NOTE 8 - INVENTORIES

December 31,	2018	2017
(Dollars in thousands)
Raw materials	$49,571	$59,353
Work in process	42,886	48,803
Finished goods	83,121	65,843

Inventories, net	$175,578	$173,999

Service wheel and supplies inventory included in other non-current assets in the consolidated balance sheets totaled $8.9 million and $8.1 million at December 31, 2018 and 2017, respectively.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

December 31,	2018	2017
(Dollars in thousands)
Land and buildings	$140,471	$136,918
Machinery and equipment	769,451	720,175
Leasehold improvements and others	12,883	12,192
Construction in progress	67,559	58,753

	990,364	928,038
Accumulated depreciation	(457,597)	(391,352)

Property, plant and equipment, net	$532,767	$536,686

Depreciation expense was $68.8 million, $54.2 million and $34.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 10 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and indefinite-lived assets, such as certain trade names acquired in connection with the acquisition of our European operations on May 30, 2017, are not amortized, but are instead evaluated for impairment on an annual basis at the end of the fiscal year, or more frequently if events or circumstances indicate that impairment may be more likely than not.

We conducted the annual goodwill impairment testing as of December 31, 2018. The Company evaluated its goodwill using a quantitative approach. The identification of potential impairment involves comparing the Company’s Europe reporting unit’s estimated fair value to its carrying value, including goodwill. In performing our valuation, we utilized an income approach and a market approach to determine fair value. The income approach is based on projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The discount rate used is the weighted average of an estimated cost of equity and of debt (“weighted average cost of capital”). The weighted average cost of capital is adjusted as necessary to reflect risk associated with the business of the Europe reporting unit. Business forecasts are based on estimated production volumes, product prices and expenses, including raw material cost, wages, energy and other expenses. Other significant assumptions include terminal value cash flow and growth rates, future capital expenditures and changes in future working capital requirements. The market approach is based on the observed ratios of enterprise value to earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. The market approach fair value is determined by multiplying historical and anticipated financial metrics of the Europe reporting unit by the EBITDA pricing multiples derived from the comparable, publicly traded companies. Our assessment indicated that the fair value of the European reporting unit exceeded its respective carrying value.

The Company’s finite lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets and goodwill as of December 31, 2018 and 2017.

	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
Year Ended December 31, 2018 (Dollars in thousands)
Brand name	$9,000	$(2,979)	$237	$6,258	4-5
Technology	15,000	(4,964)	394	10,430	3-5
Customer relationships	167,000	(33,468)	3,823	137,355	5-10

Total finite	191,000	(41,411)	4,454	154,043
Trade names	14,000	—	326	14,326	Indefinite

Total intangibles	$205,000	$(41,411)	$4,780	$168,369

	Beginning Balance	Currency Translation	Ending Balance
Year Ended December 31, 2018 (Dollars in thousands)
Goodwill	$304,805	$(13,371)	$291,434

	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
Year Ended December 31, 2017 (Dollars in thousands)
Brand name	$9,000	$(1,091)	$581	$8,490	5-6
Technology	15,000	(1,818)	968	14,150	4-6
Customer relationships	167,000	(12,259)	11,005	165,746	6-11

Total finite	191,000	(15,168)	12,554	188,386
Trade names	14,000	—	1,087	15,087	Indefinite

Total intangibles	$205,000	$(15,168)	$13,641	$203,473

	Beginning Balance	Currency Translation	Ending Balance
Year Ended December 31, 2017 (Dollars in thousands)
Goodwill	$286,249	$18,556	$304,805

Amortization expense for these intangible assets was $26.3 million and $15.2 million for the years ended December 31, 2018 and 2017, respectively. The anticipated annual amortization expense for these intangible assets is $25.0 million for 2019 to 2021, $22.2 million for 2022 and $20.2 million for 2023.

NOTE 11 - DEBT

A summary of long-term debt and the related weighted average interest rates is shown below:

	December 31, 2018 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$382,800	$(13,078)	$369,722	6.3%
6.00% Senior Notes due 2025	286,100	(7,366)	278,734	6.0%
Other	16,022	—	16,022	2.2%

	$684,922	$(20,444)	664,478

Less: Current portion			(3,052)

Long-term debt			$661,426

	December 31, 2017 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$386,800	$(15,802)	$370,998	5.6%
6.00% Senior Notes due 2025	300,250	(8,510)	291,740	6.0%
Other	20,814	—	20,814	1.0%

	$707,864	$(24,312)	683,552

Less: Current portion			(4,000)

Long-term debt			$679,552

(1)	Unamortized portion

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

The indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal, premium, if any, and interest, when due; (ii) breach of covenants in the indenture; (iii) a failure to pay certain judgments; and (iv) certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Bank of New York Mellon, London Branch (“the Trustee”) or holders of at least 30% in principal amount of the then outstanding Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. These events of default are subject to several important qualifications, limitations and exceptions that are described in the indenture. As of December 31, 2018, the Company was in compliance with all covenants under the indenture governing the Notes.

Senior Secured Credit Facilities

On March 22, 2017, Superior entered into a senior secured credit agreement (the “Credit Agreement”) with Citibank, N.A, as Administrative Agent, Collateral Agent and Issuing Bank, JP Morgan Chase N.A., Royal Bank of Canada and Deutsche Bank A.G. New York Branch as Joint Lead Arrangers and Joint Book Runners, and the other lenders party thereto (collectively, the “Lenders”). The Credit Agreement consisted of a $400.0 million senior secured term loan facility (the “Term Loan Facility”), which matures on May 22, 2022, and a $160.0 million revolving credit facility maturing on May 23, 2024 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”).

On June 29, 2018, the Company entered into an amendment to the Credit Agreement pursuant to which the interest rate under the Term Loan Facility was reduced to LIBOR plus 4.00 percent (from LIBOR plus 4.50 percent), subject to a LIBOR floor of 0.00 percent (in place of the previous LIBOR floor of 1.00 percent). Substantially all of the original loans under the Term Loan Facility were replaced with loans from existing lenders under terms that were not substantially different than those of the original loans. As a result, this transaction did not result in any debt extinguishment and the unamortized debt issuance costs associated with the original loans will continue to be amortized over the remaining term of the replacement loans (which is unchanged from the original term). Borrowings under the Term Loan Facility will bear interest at a rate equal to, at the Company’s option, either (a) LIBOR for the relevant interest period, adjusted for statutory reserve requirements, subject to a floor of 0.00 percent per annum, plus an applicable rate of 4.00 percent or (b) a base rate, subject to a floor of 2.00 percent per annum, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50 percent and (3) LIBOR for an interest period of one month plus 1.00 percent, in each case, plus an applicable rate of 3.50 percent. Borrowings under the Revolving Credit Facility initially bear interest at a rate equal to, at the Company’s option, either (a) LIBOR for the relevant interest period, adjusted for statutory reserve requirements, subject to a floor of 1.00 percent per annum, plus an applicable rate of 3.50 percent or (b) a base rate, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the federal funds effective rate plus 0.50 percent and (3) LIBOR for an interest period of one month plus 1.00 percent, in each case, plus an applicable rate of 2.50 percent provided such rate may not be less than zero. The initial commitment fee for unused commitments under the Revolving Credit Facility shall be 0.50 percent. The applicable rates for borrowings under the Revolving Credit Facility and commitment fees for unused commitments under the Revolving Credit Facility are based upon the First Lien Net Leverage Ratio effective for the preceding quarter with LIBOR applicable rates between 3.50 percent and 3.00 percent, base rate applicable rates between 2.50 percent and 2.00 percent and commitment fees between 0.50 percent and 0.25 percent. Commitment fees are included in our consolidated financial statements line, interest (expense) income, net.

As of December 31, 2018, the Company had repaid $17.2 million under the Term Loan Facility resulting in a balance of $382.8 million. As of December 31, 2018, the Company had no outstanding borrowings under the Revolving Credit Facility, had outstanding letters of credit of $3.4 million and available unused commitments under this facility of $156.6 million.

Guarantees and Collateral Security

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

Covenants

The Senior Secured Credit Facilities contain a number of restrictive covenants that, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends, distributions or other restricted payments, or repurchase our capital stock, prepay, redeem, or repurchase any subordinated indebtedness, enter into agreements which limit our ability to incur liens on our assets or that restrict the ability of restricted subsidiaries to pay dividends or make other restricted payments to us, and enter into certain transactions with our affiliates.

In addition, the Credit Agreement contains customary default provisions, representations and warranties and other covenants. The Credit Agreement also contains a provision permitting the Lenders to accelerate the repayment of all loans outstanding under the Senior Secured Credit Facilities during an event of default. As of December 31, 2018, the Company was in compliance with all covenants under the Credit Agreement.

Acquisition Debt

In connection with the acquisition of Unwheels, the Company assumed $70.7 million of outstanding debt. At December 31, 2018, $16.0 million of debt remained outstanding relating to an equipment loan of which $3.1 million was classified as current. The Company also has an available unused line of credit of Euro 30.0 million which expires July 31, 2020. The line of credit bears interest at Euribor plus 1.0 percent (but in any event not less than 0.95 percent) and the equipment loan bears interest at 2.2 percent.

NOTE 12 - REDEEMABLE PREFERRED STOCK

During 2017, we issued 150,000 shares of Series A (140,202 shares) and Series B (9,798 shares) Perpetual Convertible Preferred Stock, par value $0.01 per share to TPG Growth III Sidewall, L.P. (TPG) for an aggregate purchase price of $150.0 million. On August 30, 2017, the Series B shares were converted into Series A redeemable preferred stock, the “redeemable preferred stock” after approval by our shareholders. The redeemable preferred stock has an initial stated value of $1,000 per share, par value of $0.01 per share and liquidation preference over common stock.

The redeemable preferred stock is convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $28.162. The redeemable preferred stock accrues dividends at a rate of 9 percent per annum, payable at our election either in-kind or in cash and is also entitled to participate in dividends on common stock in an amount equal to that which would have been due had the shares been converted into common stock.

We may mandate conversion of the redeemable preferred stock if the price of the common stock exceeds $84.49. TPG may redeem the shares upon the occurrence of any of the following events (referred to as a “redemption event”): a change in control, recapitalization, merger, sale of substantially all of the Company’s assets, liquidation or delisting of the Company’s common stock. In addition, as originally issued, TPG had the right, at its option, to unconditionally redeem the shares at any time after May 23, 2024, (the “redemption date”). We may, at our option, redeem in whole at any time all of the shares of redeemable preferred stock outstanding. At redemption by either party, the redemption value will be the greater of $300.0 million (2.0 times stated value) or the product of the number of common shares into which the redeemable preferred stock could be converted (5.3 million shares currently) and the then current market price of the common stock.

We have determined that the conversion option and the redemption option exercisable upon occurrence of a “redemption event” which are embedded in the redeemable preferred stock must be accounted for separately from the redeemable preferred stock as a derivative liability. We have also determined that the early redemption option exercisable on the occurrence of a redemption event must also be bifurcated and accounted for separately as a derivative liability (as more fully described under Note 5, “Derivative Financial Instruments”).

Since the redeemable preferred stock may be redeemed at the option of the holder, but is not mandatorily redeemable, the redeemable preferred stock has been classified as mezzanine equity and initially recognized at fair value of $150.0 million (the proceeds on the date of issuance) less issuance costs of $3.7 million, resulting in an initial value of $146.3 million. This amount has been further reduced by $10.9 million assigned to the embedded derivative liability at date of issuance, resulting in an adjusted initial value of $135.5 million. The difference between the adjusted initial value of $135.5 million and the redemption value of $300 million was being accreted over the eight-year period from the date of issuance through September 14, 2025 (the original date at which the holder had the unconditional right to redeem the shares, deemed to be the earliest likely redemption date) using the effective interest method. The accretion to the carrying value of the redeemable preferred stock is treated as a deemed dividend, recorded as a charge to retained earnings and deducted in computing earnings per share (analogous to the treatment for stated and participating dividends paid on the redeemable preferred shares).

On November 7, 2018, the Company filed a Certificate of Correction to the Certificate of Designations for the preferred stock, which became effective upon filing and corrected the redemption date to September 14, 2025. This resulted in a modification of the redeemable preferred stock. As a result of the modification, the carrying value of the redeemable preferred stock decreased $17.2 million (which was credited to retained earnings, treated as a deemed dividend and is added back to compute earnings per share) and the period for accretion of the carrying value to the redemption value has been extended to September 14, 2025. The accretion has been adjusted to amortize the excess of the redemption value over the carrying value over the period through September 14, 2025. The accumulated accretion net of the modification adjustment as of December 31, 2018 is $9.0 million resulting in an adjusted redeemable preferred stock balance of $144.5 million.

NOTE 13 - EUROPEAN NON-CONTROLLING REDEEMABLE EQUITY

On January 17, 2018, the DPLTA (referred to in Note 2, “Acquisition”) became effective retroactively to January 1, 2018. As a result, non-controlling interests with a carrying value of $51.9 million were reclassified from stockholders’ equity to mezzanine equity effective January 1, 2018 because non-controlling interests with redemption rights (not within the Company’s control) are considered redeemable and must be classified outside shareholders’ equity. In addition, the carrying value of the non-controlling interests must be adjusted to redemption value since they are currently redeemable. The following table summarizes the European non-controlling redeemable equity activity for the year ended December 31, 2018:

Balance at December 31, 2017	$—
Reclassification of non-controlling interests	51,943
Redemption value adjustment	3,625
Dividends accrued	1,512
Dividends paid	(964)
Translation adjustment	(3,219)
Purchase of shares	(39,048)

Balance at December 31, 2018	$13,849

Annual compensation payable on untendered outstanding shares under the DPLTA must be recognized as it accrues, whether declared or paid. As of December 31, 2018, we have recognized $1.5 million representing the annual dividend to the European non-controlling shareholders for 2018, $1.0 million of which was paid upon redemption of the shares tendered during the year ended December 31, 2018.

NOTE 14 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) attributable to Superior, after adjusting for preferred dividend, European non-controlling redeemable equity dividends and the preferred stock modification (consisting of the preferred stock reduction of $17.2 million, net of the increase in the embedded derivative liability of $1.9 million), by the weighted average number of common shares outstanding. For purposes of calculating diluted earnings per share, the weighted average shares outstanding includes the dilutive effect of outstanding stock options and time and performance based restricted stock units under the treasury stock method.

The redeemable preferred shares discussed in Note 12, “Redeemable Preferred Stock” are not included in the diluted earnings per share because the conversion would be anti-dilutive as of the period ended December 31, 2018.

Year Ended December 31,	2018	2017	2016
(Dollars in thousands, except per share amounts)
Basic Earnings Per Share:
Reported net income (loss) attributable to Superior	$25,961	$(6,203)	$41,381
Less: Redeemable preferred stock dividends and accretion	(32,462)	(18,912)	—
Add: Preferred stock modification	15,257	—	—
Less: European non-controlling redeemable equity dividend	(1,512)	—	—

Basic numerator	$7,244	$(25,115)	$41,381

Basic earnings (loss) per share	$0.29	$(1.01)	$1.63

Weighted average shares outstanding-Basic	24,994	24,929	25,439

Diluted Earnings Per Share:
Reported net income (loss) attributable to Superior	$25,961	$(6,203)	$41,381
Less: Redeemable preferred stock dividends and accretion	(32,462)	(18,912)	—
Add: Preferred stock modification	15,257	—	—
Less: European non-controlling redeemable equity dividend	(1,512)	—	—

Diluted numerator	$7,244	$(25,115)	$41,381

Diluted earnings (loss) per share	$0.29	$(1.01)	$1.62

Weighted average shares outstanding-Basic	24,994	24,929	25,439
Dilutive effect of common share equivalents	161	—	100

Weighted average shares outstanding-Diluted	25,155	24,929	25,539

NOTE 15 - INCOME TAXES

Income before income taxes from domestic and international jurisdictions is comprised of the following:

Year Ended December 31,	2018	2017	2016
(Dollars in thousands)
Income before income taxes:
Domestic	$(44,058)	$(63,716)	$18,499
Foreign	76,310	64,582	36,222

	$32,252	$866	$54,721

The provision for income taxes is comprised of the following:

Year Ended December 31,	2018	2017	2016
(Dollars in thousands)
Current taxes
Federal	$3,714	$6,121	$(5,017)
State	127	(390)	450
Foreign	(11,180)	(12,564)	(10,639)

Total current taxes	(7,339)	(6,833)	(15,206)

Deferred taxes
Federal	(919)	(4,387)	(1,199)
State	521	1,492	(332)
Foreign	1,446	2,853	3,397

Total deferred taxes	1,048	(42)	1,866

Income tax provision	$(6,291)	$(6,875)	$(13,340)

The following is a reconciliation of the U.S. federal tax rate to our effective income tax rate:

Year Ended December 31,	2018	2017	2016
Statutory rate	(21.0)%	(35.0)%	(35.0)%
State tax provisions, net of federal income tax benefit	6.4	263.4	(6.3)
Tax credits	1.3	88.9	0.6
Foreign income taxes at rates other than the statutory rate	16.8	1,206.6	11.7
Valuation allowance and other	(28.0)	(138.0)	5.1
Changes in tax liabilities, net	(0.6)	(11.3)	0.5
Share based compensation	(1.0)	(61.5)	(1.2)
Transaction costs	—	(372.2)	—
US Tax Reform implementation	10.9	(1,918.7)	—
US Tax on non-US income	(16.1)	—	—
Non-taxable income	16.3	152.6	—
Other	(4.5)	31.3	0.2

Effective income tax rate	(19.5)%	(793.9)%	(24.4)%

Tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred liabilities are as follows:

December 31,	2018	2017
(Dollars in thousands)
Deferred income tax assets:
Accrued liabilities	$8,117	$2,445
Hedging and foreign currency losses	(1,163)	2,034
Deferred compensation	8,021	8,628
Inventory reserves	3,984	2,954
Net loss carryforwards and credits	51,552	69,018
Interest carryforwards	11,269	—
Competent authority deferred tax assets and other foreign timing differences	6,749	6,939
Other	(3,921)	(830)

Total before valuation allowance	84,608	91,188
Valuation allowance	(16,576)	(7,634)

Net deferred income tax assets	68,032	83,554

Deferred income tax liabilities:
Intangibles, property, plant and equipment and other	(44,591)	(57,791)

Deferred income tax liabilities	(44,591)	(57,791)

Net deferred income tax assets	$23,441	$25,763

The classification of our net deferred tax asset is shown below:

December 31,	2018	2017
(Dollars in thousands)
Long-term deferred income tax assets	$42,105	$54,302
Long-term deferred income tax liabilities	(18,664)	(28,539)

Net deferred tax asset	$23,441	$25,763

Realization of any of our deferred tax assets at December 31, 2018 is dependent on the Company generating sufficient taxable income in the future. The determination of whether or not to record a full or partial valuation allowance on our deferred tax assets is a critical accounting estimate requiring a significant amount of judgment on the part of management. In determining when to release the valuation allowance established against our deferred income tax assets, we consider all available evidence, both positive and negative. We perform our analysis on a jurisdiction by jurisdiction basis at the end of each reporting period. The increase in the valuation allowance of $9.0 million relates primarily to interest expense subject to limitations on deductibility in the U.S.

The Tax Cut and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act contains significant changes to corporate taxation, including the reduction of the corporate tax rate from 35 percent to 21 percent, a one-time transition tax on offshore earnings at reduced tax rates regardless of whether earnings are repatriated, the elimination of U.S. tax on foreign dividends (subject to certain important exceptions), new tax on U.S. shareholders of certain foreign subsidiaries earnings — Global Intangible Low-Tax Income (“GILTI”), limitations on deductibility of interest expense, immediate deductions for certain new investments and the modification or repeal of many business deductions and credits.

The Company had recorded provisional amounts for enactment-date income tax effects of the Act at December 31, 2017 following the guidance in SAB 118. At December 31, 2018 the Company has completed the accounting for all enactment-date income tax effects of the Act and recorded a benefit of $3.9 million as an adjustment to the provisional amounts. The Company also recorded $5.2 million expense related to GILTI.

As of December 31, 2018, we have cumulative tax effected U.S. federal, state and Germany NOL carryforwards of $12.9 million that expire in the years 2019 to 2038. Also, we have $38.6 million of tax credit carryforwards, primarily in Poland, which expire in the years 2021 to 2026.

The transition tax substantially eliminated the basis difference that existed previously for purposes of ASC Topic 740. However, there are limited other taxes that could continue to apply such as foreign withholding and certain state taxes. Taxes have not been provided on basis differences in investments of $173 million that are deemed indefinitely reinvested. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

We account for our uncertain tax positions in accordance with U.S. GAAP. A reconciliation of the beginning and ending amounts of these tax benefits is as follows:

Year Ended December 31,	2018	2017	2016
(Dollars in thousands)
Beginning balance	$33,054	$3,446	$7,318
Increases (decreases) due to foreign currency translations	(2,018)	—	—
Increases (decreases) as a result of positions taken during:
Prior periods	—	—	(3,872)
Current period	—	29,773	—
Expiration of applicable statutes of limitation	—	(165)	—

Ending balance	$31,036	$33,054	$3,446

Our policy regarding interest and penalties related to uncertain tax positions is to record interest and penalties as an element of income tax expense. At the end of 2018, 2017 and 2016 the Company had liabilities of $3.3 million, $2.4 million and $1.8 million of potential interest and penalties associated with uncertain tax positions. Included in the unrecognized tax benefits is $2.2 million that, if recognized, would favorably affect our annual effective tax rate. Within the next twelve-month period we do not expect a decrease in unrecognized tax benefits.

Income tax returns are filed in multiple jurisdictions and are subject to examination by tax authorities in various jurisdictions where the Company operates. The Company has open tax years from 2013 to 2018 with various significant tax jurisdictions.

NOTE 16 - LEASES

We lease certain land, facilities and equipment under long-term operating leases expiring at various dates through 2026. Total lease expense for all operating leases amounted to $7.0 million in 2018, $4.3 million in 2017 and $1.9 million in 2016.

The following are summarized future minimum payments under our operating leases:

Year Ended December 31,	Operating Leases
(Dollars in thousands)
2019	$4,249
2020	3,232
2021	2,870
2022	2,635
2023	2,346
Thereafter	7,647

$22,979

NOTE 17 - RELATED PARTIES

Purchase Agreement

In the first quarter of 2015, we entered into an agreement to purchase a subscription to online software provided by NGS Inc. Our former Senior Vice President, Business Operations and our Vice President of Information Technology are passive investors in NGS. We made payments to NGS of $479,520, $376,920 and $243,000 during the 2018, 2017 and 2016 fiscal years, respectively. The transaction was entered into in the ordinary course of business and is an arms-length transaction agreement.

NOTE 18 - RETIREMENT PLANS

We have an unfunded salary continuation plan covering certain directors, officers and other key members of management. We purchase life insurance policies on certain participants to provide in part for future liabilities. Cash surrender value of these policies, totaling $8.1 million and $8.0 at December 31, 2018 and 2017, respectively, are included in other non-current assets in the Company’s consolidated balance sheets. Subject to certain vesting requirements, the plan provides for a benefit based on final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. The plan was closed to new participants effective February 3, 2011.

The following table summarizes the changes in plan assets and plan benefit obligations:

Year Ended December 31,	2018	2017
(Dollars in thousands)
Change in benefit obligation
Beginning benefit obligation	$29,759	$27,612
Interest cost	1,086	1,189
Actuarial (gain) loss	(2,486)	2,300
Benefit payments	(1,406)	(1,342)

Ending benefit obligation	$26,953	$29,759

Year Ended December 31,	2018	2017
(Dollars in thousands)
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	1,406	1,342
Benefit payments	(1,406)	(1,342)

Fair value of plan assets at end of year	$—	$—

Funded status	$(26,953)	$(29,759)

Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	(1,392)	(1,407)
Other non-current liabilities	(25,561)	(28,352)

Net amount recognized	$(26,953)	$(29,759)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$4,799	$7,722
Prior service cost	(1)	(1)

Net amount recognized, before tax effect	$4,798	$7,721

Weighted average assumptions used to determine benefit obligations:
Discount rate	4.4%	3.7%
Rate of compensation increase	3.0%	3.0%

Components of net periodic pension cost are described in the following table:

Year Ended December 31,	2018	2017	2016
(Dollars in thousands)
Components of net periodic pension cost:
Interest cost	1,086	1,189	1,216
Amortization of actuarial loss	438	369	335

Net periodic pension cost	1,524	1,558	$1,551

Weighted average assumptions used to determine net periodic pension cost:
Discount rate	3.7%	4.4%	4.4%
Rate of compensation increase	3.0%	3.0%	3.0%

Benefit payments during the next ten years, which reflect applicable future service, are as follows:

Year Ended December 31,	Amount
(Dollars in thousands)
2019	$1,422
2020	$1,484
2021	$1,457
2022	$1,495
2023	$1,472
Years 2024 to 2028	$8,448

The following is an estimate of the components of net periodic pension cost in 2019:

Estimated Year Ended December 31,	2019
(Dollars in thousands)
Interest cost	1,144
Amortization of actuarial loss	209

Estimated 2019 net periodic pension cost	$1,353

Other Retirement Plans

We also contribute to employee retirement savings plans in the U.S. and Mexico that cover substantially all of our employees in those countries. The employer contribution totaled $1.8 million, $1.7 million and $1.4 million for the three years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 19 - ACCRUED EXPENSES

December 31,	2018	2017
(Dollars in thousands)
Payroll and related benefits	$23,503	$27,954
Insurance Reserves	1,120	590
Taxes, other than income taxes	8,115	9,419
Current portion of derivative liability	2,506	6,595
Dividends and interest	4,197	7,322
Deferred tooling revenue	5,810	4,654
Current portion of executive retirement liabilities	1,392	1,407
Professional Fees	4,750	3,674
Warranty Liability	437	872
Other	13,832	6,299

Accrued liabilities	$65,662	$68,786

NOTE 20 - STOCK-BASED COMPENSATION

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “Plan”) was approved by stockholders in May 2018 and amended and restated the 2008 Equity Incentive Plan. The Plan authorizes us to issue up to 4.35 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants. At December 31, 2018, there were 2.4 million shares available for future grants under this Plan. No more than 1.2 million shares may be used under the Plan as “full value” awards, which include restricted stock and performance stock units. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

Per the terms of the program, each year eligible participants are granted time value restricted stock units (“RSUs”), vesting ratably over a three-year time period, and performance restricted stock units (“PSUs”), with a three-year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the Company’s common stock, with accrued dividends. Stock-based compensation expense was $2.1 million, $1.6 million, and $2.3 million for the years ended December 31, 2018, 2017, 2016, respectively. Unrecognized stock-based compensation expense related to non-vested awards of $2.4 million is expected to be recognized over a weighted average period of approximately 1.5 years.

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price
Balance at December 31, 2017	169,266	$22.27	239,674	$22.58	145,625	$18.96
Granted	204,003	$15.91	325,526	$17.12	—	—
Settled	(66,138)	$22.67	—	—	(4,500)	$15.17
Forfeited or expired	(123,405)	$18.98	(268,677)	$19.8	(82,125)	$19.62

Balance at December 31, 2018	183,726	$17.26	296,523	$19.1	59,000	$18.33

Vested or expected to vest at December 31, 2018	183,726		111,071		59,000

NOTE 21 - COMMON STOCK REPURCHASE PROGRAMS

In January 2016, our Board of Directors approved a common stock repurchase program (the “Repurchase Program”), authorizing the repurchase of up to $50.0 million of our common stock. Under the Repurchase Program we have previously purchased $15.4 million leaving a remaining authorization of $34.6 million which we may repurchase from time to time on the open market or in private transactions. The timing and extent of the repurchases under the Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion. There were no repurchases under this program for the year ended December 31, 2018.

NOTE 22 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

When market conditions warrant, we may enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. Prices under our aluminum contracts are based on a market index, such as the London Mercantile Exchange (LME), and regional premiums for processing, transportation and alloy components which are adjusted quarterly for purchases in the ensuing quarter. Changes in aluminum prices are generally passed through to our OEM customers and adjusted on a quarterly basis. Certain of our purchase agreements include volume commitments, however any excess commitments are generally negotiated with suppliers and those which have occurred in the past have been carried over to future periods.

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

NOTE 23 - RECEIVABLES FACTORING

The Company sells certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash provided by operating activities. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes. During the year ended December 31, 2018, the Company sold trade receivables totaling $276.8 million and incurred factoring fees of $0.9 million, which are included in other (expense) income, net. The collective limit under our factoring arrangements is $80.9 million. As of December 31, 2018, $53.8 million of receivables had been factored under the arrangements.

NOTE 24 - QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in thousands, except per share amounts)

Year 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$386,448	$388,944	$347,612	$378,823	$1,501,827
Gross profit	$49,991	$53,559	$23,673	$36,304	$163,527
Income from operations	$27,634	$31,270	$7,688	$19,213	$85,805
Consolidated income (loss) before income taxes	$13,687	$12,930	$(7,714)	$13,349	$32,252
Income tax (provision) benefit	$(3,370)	$(4,795)	$7,051	$(5,177)	$(6,291)
Consolidated net income (loss)	$10,317	$8,135	$(663)	$8,172	$25,961
Income (loss) per share (1):
Basic (1)	$0.07	$(0.02)	$(0.37)	$0.61	$0.29
Diluted (1)	$0.07	$(0.02)	$(0.37)	$0.61	$0.29
Dividends declared per share	$0.09	$0.09	$0.09	$0.09	$0.36
Statement of Comprehensive Income: Other comprehensive income (loss), net of tax (1)	$34,901	$(53,178)	$21,960	$(20,057)	$(16,374)

(1)

Subsequent to the issuance of the September 30, 2018 interim financial statements, the Company identified an error related to the classification of foreign currency translation adjustments associated with the European non-controlling redeemable equity within the June 30, 2018 and September 30, 2018 Condensed Consolidated Statements of Shareholders’ Equity and Condensed Consolidated Statements of Comprehensive Income. As a result, in the fourth quarter of 2018, the Company reclassified $2.9 million of European non-controlling redeemable equity translation adjustments from Retained Earnings to Cumulative Translation Adjustment to reflect the correct classification. In addition, the Basic and Diluted Income (loss) per share amounts for the respective unaudited periods above have been adjusted accordingly. The error did not result in any related adjustments to the Company’s Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows. The Company has assessed these errors and determined they are immaterial. In the interim filings for the second and third quarters of fiscal 2019, these prior period amounts will be corrected when presented comparatively.

Year 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$174,220	$240,628	$331,404	$361,803	$1,108,055
Gross profit	$19,204	$20,105	$23,893	$39,695	$102,897
Income (loss) from operations	$3,944	$(1,998)	$5,758	$13,814	$21,518
Consolidated income (loss) before income taxes	$3,300	$(9,241)	$(501)	$7,308	$866
Income tax (provision) benefit	$(198)	$1,722	$3,355	$(11,754)	$(6,875)
Consolidated net income (loss)	$3,102	$(7,519)	$2,854	$(4,446)	$(6,009)
Less: Net loss (income) attributable to non-controlling interest	—	$247	$(239)	$(202)	$(194)
Net income (loss) attributable to Superior	$3,102	$(7,272)	$2,615	$(4,648)	$(6,203)
Income (loss) per share:
Basic	$0.12	$(0.41)	$(0.22)	$(0.50)	$(1.01)
Diluted	$0.12	$(0.41)	$(0.22)	$(0.50)	$(1.01)
Dividends declared per share	$0.18	$0.09	$0.09	$0.09	$0.45

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

The Company’s management, with the participation of our Executive Chairman and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Executive Chairman and Chief Financial Officer concluded that, as of December 31, 2018 our disclosure controls and procedures were effective.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based upon criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2018 based on the criteria in the 2013 Internal Control - Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth herein, the information required by this Item is incorporated by reference to our 2019 Proxy Statement.

Executive Officers - The names of corporate executive officers as of fiscal year end who are not also Directors are listed at the end of Part I of this Annual Report. Information regarding executive officers who are Directors is contained in our 2019 Proxy Statement under the caption “Proposal No. 1 - Election of Directors.” Such information is incorporated herein by reference. All executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors. For a description of the Executive Chairman’s employment agreement, see “Executive Compensation and Related Information - Compensation Discussion and Analysis” in our 2019 Proxy Statement, which is incorporated herein by reference.

Code of Ethics - Included on our website, www.supind.com, under “Investor Relations,” is our Code of Conduct, which, among others, applies to our CEO, Chief Financial Officer and Chief Accounting Officer. Copies of our Code of Conduct are available, without charge, from Superior Industries International, Inc., Shareholder Relations, 26600 Telegraph Road, Suite 400, Southfield, Michigan 48033.

ITEM 11 - EXECUTIVE COMPENSATION

Information relating to Executive Compensation is set forth under the captions “Compensation of Directors” and “Executive Compensation and Related Information  - Compensation Discussion and Analysis” in our 2019 Proxy Statement, which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is set forth under the caption “Voting Securities and Principal Ownership” in our 2019 Proxy Statement. Also see Note 20, “Stock Based Compensation” in the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information related to Certain Relationships and Related Transactions is set forth under the caption, “Certain Relationships and Related Transactions,” in our 2019 Proxy Statement, and in Note 17, “Related Parties” in the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information related to Principal Accountant Fees and Services is set forth under the caption “Proposal No. 4 - Ratification of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services” in our 2019 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	Financial Statements: See the “Index to the Consolidated Financial Statements and Financial Statement Schedule” in Item 8 of this Annual Report.

2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2018, 2017 and 2016

3.	Exhibits

2.1	Undertaking Agreement, dated as of March 23, 2017, between Superior Industries International, Inc. and Uniwheels Holding (Malta) Ltd. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed March 24, 2017).

2.2	Combination Agreement, dated March 23, 2017, between Superior Industries International, Inc. and Uniwheels AG (Incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed March 24, 2017).

3.1	Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 21, 2015).

3.2	Amended and Restated By-Laws of the Registrant effective as of October 25, 2017 (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed October 30, 2017).

3.3	Certificate of Designations, Preferences and Rights of Series A Perpetual Convertible Preferred Stock and Series B Perpetual Preferred Stock of Superior Industries International, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 26, 2017).

3.4	Certificate of Correction, filed in the State of Delaware on November 7, 2018 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

4.1	Form of Superior Industries International, Inc.’s Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 21, 2015).

4.2	Indenture, dated as of June 15, 2017, among Superior Industries International, Inc., the subsidiaries of Superior identified therein, The Bank of New York Mellon SA/NV, Luxembourg Branch, as registrar and transfer agent and The Bank of New York Mellon acting through its London Branch, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 20, 2017).

10.1	Salary Continuation Plan of The Registrant, amended and restated as of November 14, 2008 (Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.2	2008 Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2008).*

10.3	2008 Equity Incentive Plan Notice of Stock Option Grant and Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Form S-8 filed November 10, 2008. Registration No. 333-155258).*

10.4	Form of Notice of Grant and Restricted Stock Agreement pursuant to Registrant’s 2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 20, 2010).*

10.5	Superior Industries International, Inc. Executive Change in Control Severance Plan (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated March 24, 2011).*

10.6	Amended and Restated 2008 Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 23, 2013).*

10.7	Form of Restricted Stock Unit Agreement under the Superior Industries International, Inc. Amended and Restated 2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.8	Form of Performance Based Restricted Stock Unit Agreement under the Superior Industries International, Inc. Amended and Restated 2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.9	Form of Non-Employee Director Restricted Stock Unit Agreement under the Superior Industries International, Inc. Amended and Restated 2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on July 29, 2016).*

10.10	Superior Industries International, Inc. Annual Incentive Performance Plan (Incorporated by reference to Annex A to Registrant’s Definitive Proxy Statement on Schedule 14-A filed on March 25, 2016).*

10.11	2018 Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).*

10.12	Form of Restricted Stock Unit Agreement under the Superior Industries International, Inc. 2018 Equity Incentive Plan.*, **

10.13	Form of Performance Based Restricted Stock Unit Agreement under the Superior Industries International, Inc. 2018 Equity Incentive Plan.*, **

10.14	Executive Employment Agreement, dated February 1, 2019, between Superior Industries International, Inc. and Timothy C. McQuay (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 4, 2019).*

10.15	Second Amended and Restated Executive Employment Agreement, dated March 8, 2018, between Superior Industries International, Inc. and Donald J. Stebbins. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 14, 2018).*

10.16	Separation Agreement, dated December 20, 2018, between Superior Industries International, Inc. and Donald J. Stebbins.*, **

10.17	Offer Letter of Employment, dated April 18, 2017, between Superior Industries International Inc. and Nadeem Moiz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2017).*

10.18	Offer Letter of Employment, dated April 28, 2017 between Superior Industries International, Inc. and Robert Tykal (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 13, 2017).*

10.19	Offer Letter of Employment, dated July 28, 2017 between Superior Industries International, Inc. and Joanne Finnorn (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 13, 2017).*

10.20	Offer Letter of Employment, dated August 23, 2018, between Superior Industries International, Inc. and Matti Masanovich (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed September 14, 2018).*

10.21	Separation Agreement and General Release of Claims, dated January 29, 2019, between Superior Industries International, Inc. and James Sistek.*, **

10.22	Indemnification Agreement, dated March 23, 2017, between Superior Industries International, Inc. and Uniwheels Holding (Malta) Ltd. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 24, 2017).

10.23	Investment Agreement, dated March 22, 2017, between Superior Industries International, Inc., and TPG Growth III Sidewall, L.P. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed March 24, 2017).

10.24	Investor Rights Agreement, dated as of May 22, 2017, by and between Superior Industries International, Inc. and TPG Growth III Sidewall, L.P. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 26, 2017).

10.25	English Translation of the Domination and Profit Transfer Agreement between Superior Industries International Germany AG and UNIWHEELS AG, dated December 5, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 11, 2017).

10.26	Credit Agreement dated December 19, 2014 between Superior Industries International, Inc. and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 23, 2014).

10.27	Amendment No. 1 to the Credit Agreement dated as of March 31, 2015, by and among Superior Industries International, Inc., the Lenders from time to time a party thereto and JP Morgan Chase Bank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015).

10.28	Consent and Amendment No. 2 dated as of October 14, 2015 to the Credit Agreement dated as of December 19, 2014, by and among Superior Industries International, Inc., the Lenders from time to time party thereto and JP Morgan Chase Bank, N.A., as Administrator (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2015).

10.29	Credit Agreement, dated March 22, 2017, among Superior Industries International, Inc., Citibank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed March 24, 2017).***

10.30	First Amendment to Credit Agreement, dated May 23, 2017, among Superior Industries International, Inc., the subsidiaries of Superior identified therein, Citibank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 20, 2017).

10.31	Second Amendment to Credit Agreement, dated May 30, 2017, among Superior Industries International, Inc., the subsidiaries of Superior identified therein, Citibank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed June 20, 2017).

10.32	Third Amendment to Credit Agreement, dated June 15, 2017, among Superior Industries International, Inc., the subsidiaries of Superior identified therein, Citibank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed June 20, 2017).

10.33	Fourth Amendment to Credit Agreement, dated June 29, 2018, among Superior Industries International, Inc., the subsidiaries of Superior identified therein, Citibank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 29, 2018).

11	Computation of Earnings Per Share (contained in Note 14 – “Earnings Per Share” in the Notes to Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K).

21	List of Subsidiaries of the Company.**

23	Consent of Deloitte and Touche LLP, our Independent Registered Public Accounting Firm.**

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Timothy C. McQuay, Executive Chairman, and Matti M. Masanovich, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.****

101.SCH	XBRL Taxonomy Extension Schema Document.****

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.****

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.****

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.****

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***

Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

****	Submitted electronically with the report.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(Dollars in thousands)

		Additions
	Balance at Beginning of Year	Charge to Costs and Expenses	Other	Deductions From Reserves	Balance at End of Year
2018
Allowance for doubtful accounts receivable	$2,325	$2,311	$—	$(338)	$4,298
Valuation allowances for deferred tax assets	$7,634	$9,036	$—	(94)	$16,576

2017
Allowance for doubtful accounts receivable	$919	$1,127	$1,162	$(883)	$2,325
Valuation allowances for deferred tax assets	$3,123	$1,005	$3,506	—	$7,634

2016
Allowance for doubtful accounts receivable	$867	$403	$—	$(351)	$919
Valuation allowances for deferred tax assets	$5,891	$698	$—	$(3,466)	$3,123

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

ITEM 16 - FORM 10-K SUMMARY

None.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.
(Registrant)
By	/s/ Timothy C. McQuay	March 7, 2019
Timothy C. McQuay
Executive Chairman

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy C. McQuay and Matti M. Masanovich as his or her true and lawful attorneys-in-fact (with full power to each of them to act alone), with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with the exhibits thereto, and other documents in connection herewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the foregoing as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Timothy C. McQuay Timothy C. McQuay	Executive Chairman (Principal Executive Officer)	March 7, 2019

/s/ Matti M. Masanovich Matti M. Masanovich	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 7, 2019

/s/ Michael J. Hatzfeld Jr. Michael J. Hatzfeld Jr.	Vice President of Finance and Corporate Controller (Principal Accounting Officer)	March 7, 2019

/s/ Michael R. Bruynesteyn Michael R. Bruynesteyn	Director	March 7, 2019

/s/ Richard J. Giromini Richard J. Giromini	Director	March 7, 2019

/s/ Paul J. Humphries Paul J. Humphries	Director	March 7, 2019

/s/ James S. McElya James S. McElya	Director	March 7, 2019

/s/ Ellen B. Richstone Ellen B. Richstone	Director	March 7, 2019

/s/ Francisco S. Uranga Francisco S. Uranga	Director	March 7, 2019

/s/ Ransom A. Langford Ransom A. Langford	Director	March 7, 2019