Form 10-Q
period 2019-03-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2019-05-09
CIK 95552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 1-6615

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-2594729
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

26600 Telegraph Road, Suite 400
Southfield, Michigan	48033
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (248) 352-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SUP	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock outstanding as of May 1, 2019: 25,114,598

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Three months ended	March 31, 2019	March 31, 2018
NET SALES	$357,693	$386,448
Cost of sales	324,571	336,457
GROSS PROFIT	33,122	49,991
Selling, general and administrative expenses	14,483	22,357
INCOME FROM OPERATIONS	18,639	27,634
Interest expense, net	(11,873)	(11,857)
Other expense, net	(499)	(2,988)
Change in fair value of redeemable preferred stock embedded derivative	626	898
INCOME BEFORE INCOME TAXES	6,893	13,687
Income tax provision	(4,943)	(3,370)
NET INCOME	$1,950	$10,317
EARNINGS (LOSS) PER SHARE – BASIC	$(0.24)	$0.07
EARNINGS (LOSS) PER SHARE – DILUTED	$(0.24)	$0.07

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

Three months ended	March 31, 2019	March 31, 2018
Net income	$1,950	$10,317
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain, net of tax	(7,349)	20,904
Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	6,414	17,672
Tax provision	(1,488)	(3,762)
Change in unrecognized gains (losses) on derivative instruments, net of tax	4,926	13,910
Defined benefit pension plan:
Amortization of actuarial loss	52	109
Tax provision	(11)	(22)
Pension changes, net of tax	41	87
Other comprehensive (loss) income, net of tax	(2,382)	34,901
Comprehensive (loss) income	$(432)	$45,218

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$53,639	$47,464
Short-term investments	—	750
Accounts receivable, net	134,858	104,649
Inventories, net	166,298	175,578
Income taxes receivable	2,130	6,791
Other current assets	24,657	35,189
Total current assets	381,582	370,421
Property, plant and equipment, net	527,024	532,767
Non-current deferred income tax assets, net	40,283	42,105
Goodwill	285,678	291,434
Intangibles, net	158,801	168,369
Other non-current assets	66,803	46,520
Total assets	$1,460,171	$1,451,616
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,409	$107,274
Short-term debt	3,930	3,052
Accrued expenses	67,578	65,662
Income taxes payable	2,589	2,475
Total current liabilities	187,506	178,463
Long-term debt (less current portion)	656,711	661,426
Embedded derivative liability	2,508	3,134
Non-current income tax liabilities	9,034	9,046
Non-current deferred income tax liabilities, net	19,021	18,664
Other non-current liabilities	61,734	49,306
Commitments and contingent liabilities (Note 18)	—	—
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized - 1,000,000 shares
Issued and outstanding - 150,000 shares outstanding at March 31, 2019 and December 31, 2018	148,426	144,463
European non-controlling redeemable equity	12,217	13,849
Shareholders’ equity:
Common stock, $0.01 par value
Authorized - 100,000,000 shares
Issued and outstanding – 25,073,360 and 25,019,237 shares at March 31, 2019 and December 31, 2018	88,119	87,723
Accumulated other comprehensive loss	(107,877)	(105,495)
Retained earnings	382,772	391,037
Total shareholders’ equity	363,014	373,265
Total liabilities, mezzanine equity and shareholders’ equity	$1,460,171	$1,451,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

Three Months Ended March 31,	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,950	$10,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,331	24,353
Income tax, non-cash changes	(1,719)	(8,454)
Stock-based compensation	504	731
Amortization of debt issuance costs	953	965
Other non-cash items	2,291	922
Changes in operating assets and liabilities:
Accounts receivable	(31,270)	(33,216)
Inventories	7,463	(6,300)
Other assets and liabilities	9,680	2,969
Accounts payable	5,287	12,634
Income taxes	10,221	9,440
NET CASH PROVIDED BY OPERATING ACTIVITIES	28,691	14,361
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(13,392)	(22,674)
Other investing activities	1,461	(17)
NET CASH USED IN INVESTING ACTIVITIES	(11,931)	(22,691)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt repayment	(1,000)	(1,819)
Cash dividends paid	(6,128)	(9,452)
Purchase of non-controlling redeemable shares	(1,411)	—
Payments related to tax withholdings for stock-based compensation	(108)	(607)
Proceeds from borrowings on revolving credit facility	25,000	26,100
Repayments of borrowings on revolving credit facility	(25,000)	(26,100)
NET CASH USED IN FINANCING ACTIVITIES	(8,647)	(11,878)
Effect of exchange rate changes on cash	(1,938)	(2,818)
Net increase (decrease) in cash and cash equivalents	6,175	(23,026)
Cash and cash equivalents at the beginning of the period	47,464	46,360
Cash and cash equivalents at the end of the period	$53,639	$23,334

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

For the three months ended March 31, 2018

(Unaudited)	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Non-controlling Interest	Total
BALANCE AT DECEMBER 31, 2017	24,917,025	$89,755	$(8,498)	$(5,257)	$(75,366)	$393,146	$51,943	$445,723
Net income	—	—	—	—	—	10,317	—	10,317
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	13,910	—	—	—	—	13,910
Change in employee benefit plans, net of taxes	—	—	—	87	—	—	—	87
Net foreign currency translation adjustment	—	—	—	—	20,904	—	—	20,904
Common stock issued, net of shares withheld for employee taxes	67,766	—	—	—	—	(330)	—	(330)
Stock-based compensation	—	129	—	—	—	—	—	129
Cash dividends declared ($0.09 per common share)	—	—	—	—	—	(2,250)	—	(2,250)
Redeemable preferred dividend (9% per preferred share and $0.09 per common share equivalent) and accretion	—	—	—	—	—	(8,069)	—	(8,069)
Reclassification to European non-controlling redeemable equity	—	—	—	—	—	—	(51,943)	(51,943)
Adjust European non-controlling redeemable equity to redemption value	—	(3,625)	—	—	—	—	—	(3,625)
European non-controlling redeemable equity dividend	—	—	—	—	—	(573)	—	(573)
BALANCE AT MARCH 31, 2018	24,984,791	$86,259	$5,412	$(5,170)	$(54,462)	$392,241	$—	$424,280

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

For the three months ended March 31, 2019

(Unaudited)	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2018	25,019,237	$87,723	$(3,205)	$(3,000)	$(99,290)	$391,037	$373,265
Net income	—	—	—	—	—	1,950	1,950
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	4,926	—	—	—	4,926
Change in employee benefit plans, net of taxes	—	—	—	41	—	—	41
Net foreign currency translation adjustment	—	—	—	—	(7,349)	—	(7,349)
Common stock issued, net of shares withheld for employee taxes	54,123	—	—	—	—	—	—
Stock-based compensation	—	396	—	—	—	—	396
Cash dividends declared ($0.09 per common share)	—	—	—	—	—	(2,323)	(2,323)
Redeemable preferred dividend (9% per preferred share and $0.09 per common share equivalent) and accretion	—	—	—	—	—	(7,771)	(7,771)
European non-controlling redeemable equity dividend	—	—	—	—	—	(121)	(121)
BALANCE AT MARCH 31, 2019	25,073,360	$88,119	$1,721	$(2,959)	$(106,639)	$382,772	$363,014

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

Superior Industries International, Inc. (referred to herein as the “Company” or “we,” “us” and “our”) designs and manufactures aluminum wheels for sale to original equipment manufacturers (“OEMs”) and aftermarket customers. We are one of the largest suppliers of cast aluminum wheels to the world’s leading automobile and light truck manufacturers, with manufacturing operations in the United States, Mexico, Germany and Poland. Our OEM aluminum wheels are sold primarily for factory installation, as either standard equipment or optional equipment, on vehicle models manufactured by BMW-Mini, Daimler AG Company (Mercedes-Benz, AMG, Smart), FCA, Ford, GM, Honda, Jaguar-Land Rover, Mazda, Mitsubishi, Nissan, PSA, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, Skoda, Porsche, Bentley) and Volvo. We also sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a global presence and influence with North American, European and Asian OEMs. We have determined that our North American and European operations should be treated as separate operating segments as further described in Note 5, “Business Segments.”

Presentation of Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for quarterly reports on Form 10-Q and U.S. GAAP and, in our opinion, contain all adjustments, of a normal and recurring nature, which are necessary for fair presentation of (i) the condensed consolidated statements of operations for the three month periods ended March 31, 2019 and March 31, 2018, (ii) the condensed consolidated statements of comprehensive income for the three month periods ended March 31, 2019 and March 31, 2018, (iii) the condensed consolidated balance sheets at March 31, 2019 and December 31, 2018, (iv) the condensed consolidated statements of cash flows for the three month periods ended March 31, 2019 and March 31, 2018, and (v) the condensed consolidated statement of shareholders’ equity for the three month periods ended March 31, 2019 and March 31, 2018. This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (“SEC”) in our 2018 Annual Report on Form 10-K.

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

Cash Paid for Interest and Taxes and Non-Cash Investing Activities

Cash paid for interest was $6.6 million and $6.4 million for the three months ended March 31, 2019, and 2018, respectively. Net cash (refund) paid for income taxes was $(1.6) million and $6.3 million for the three months ended March 31, 2019, and 2018, respectively. As of March 31, 2019, and 2018, $9.0 million and $11.6 million, respectively, of equipment had been purchased but not yet paid for and is included in accounts payable and accrued expenses in our consolidated balance sheets.

New Accounting Standards

ASU 2016-02, Topic 842, “Leases” (including all related amendments). Effective January 1, 2019, we adopted ASU 2016-2, ASC 842, “Leases,” the new lease accounting standard, using the optional transition approach. Adoption of the standard resulted in recognition of operating lease right-of-use (“ROU”) assets and lease liabilities of $18.2 million and $18.6 million, respectively, as well as a charge to eliminate previously deferred rent of $0.4 million, as of January 1, 2019. The ASU also requires lessees to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Under the optional transition approach, financial statements for prior periods have not been restated and the disclosures applicable under the previous standard will be included for those periods. In adopting the standard, the Company has adopted the package of practical expedients. As a consequence, the Company has not reassessed (1) whether existing or expired contracts contain leases under the new definition of a lease, (2) lease classification for expired or existing leases (finance vs. operating) and (3) whether previously capitalized initial direct costs qualify for capitalization under the new standard. In addition, the Company has also adopted an accounting policy to exclude leases of less than one year from capitalization.

ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” In January 2018, the FASB issued ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Cut and Jobs Act (“the Act”) related to items in accumulated other comprehensive income (“AOCI”) that the FASB refers to as having been stranded in AOCI. The new guidance may be applied retrospectively to each period in which the effect of the Act is recognized in the period of adoption. The Company adopted this guidance in the first quarter of 2019. The guidance requires new disclosures regarding a company’s accounting policy for releasing tax effects in AOCI. The Company has elected to not reclassify the income tax effects of the Tax Cut and Jobs Act from AOCI.

Accounting Standards Issued But Not Yet Adopted

ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” The objective of the ASU is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted.  We are evaluating the impact this new standard will have on our financial statements and disclosures.

ASU 2018-13, “Fair Value Measurement.” In August 2018, the FASB issued an ASU entitled “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The ASU allows for early adoption in any interim period after issuance of the update. We are evaluating the impact this guidance will have on our financial statement disclosures.

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

NOTE 2 – REVENUE

In accordance with ASC 606, the Company disaggregates revenue from contracts with customers into our segments, North America and Europe. Revenues by segment for the three months ended March 31, 2019 are summarized in Note 5, “Business Segments.”

The Company’s receivables and current and long-term contract liabilities balances as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31, 2019	December 31, 2018
Customer receivables	$122,169	$97,566
Contract liabilities—current	6,619	5,810
Contract liabilities—noncurrent	9,390	8,354

NOTE 3 – FAIR VALUE MEASUREMENTS

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

Derivative Financial Instruments

Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments using industry-standard valuation models such as a discounted cash flow. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, commodity prices and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk. In certain cases, market data may not be available and we may use broker quotes and models to determine fair value. This includes situations where there is lack of liquidity for a particular currency or commodity or when the instrument is longer dated. The fair value measurements of the redeemable preferred stock embedded derivative are based upon Level 3 unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the liability – refer to “Note 4, Derivative Financial Instruments.”

Cash Surrender Value

We have an unfunded salary continuation plan, which was closed to new participants effective February 3, 2011. We purchased life insurance policies on certain participants to provide, in part, for future liabilities. Refer to Note 15, “Retirement Plans.” The amount of the asset recorded for the investment in the life insurance contracts is equal to the cash surrender value which is the amount that will be realized under the contract as of the balance sheet date if the insured event occurs or the contracts are redeemed.

The following tables categorize items measured at fair value at March 31, 2019 and December 31, 2018:

		Fair Value Measurement at Reporting Date Using
March 31, 2019		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Cash surrender value	$8,057	—	8,057	—
Derivative contracts	8,493	—	8,493	—
Total	16,550	—	16,550	—
Liabilities
Derivative contracts	7,017	—	7,017	—
Embedded derivative liability	2,508	—	—	2,508
Total	$9,525	$—	$7,017	$2,508

		Fair Value Measurement at Reporting Date Using
December 31, 2018		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$750	$—	$750	$—
Cash surrender value	8,057	—	8,057	—
Derivative contracts	4,218	—	4,218	—
Total	13,025	—	13,025	—
Liabilities
Derivative contracts	8,836	—	8,836	—
Embedded derivative liability	3,134	—	—	3,134
Total	$11,970	$—	$8,836	$3,134

The following table summarizes the changes during 2019 and 2018 in level 3 fair value measurement of the embedded derivative liability relating to the redeemable preferred stock issued May 22, 2017 in connection with the acquisition of our European operations:

January 1, 2018 – March 31, 2019
(Dollars in thousands)
Beginning fair value - January 1, 2018	$4,685
Change in fair value of redeemable preferred stock embedded derivative liability	(3,480)
Effect of redeemable preferred stock modification	1,929
Ending fair value - December 31, 2018	3,134
Change in fair value of redeemable preferred stock embedded derivative liability	(626)
Ending fair value - March 31, 2019	$2,508

Debt Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices of these securities (Level 2 input based on the U.S. GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below:

	March 31, 2019	December 31, 2018
(Dollars in thousands)
Estimated aggregate fair value	$627,209	$624,943
Aggregate carrying value (1)	680,132	684,922

(1)	Long-term debt excluding the impact of unamortized debt issuance costs.

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Instruments and Hedging Activities

We use derivatives to partially offset our exposure to foreign currency, interest rate, aluminum and other commodity price risk. We may enter into forward contracts, option contracts, swaps, collars or other derivative instruments to offset some of the risk on expected future cash flows and on certain existing assets and liabilities. However, we may choose not to hedge certain exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange rates, interest rates, and aluminum or other commodity prices.

To help protect gross margins from fluctuations in foreign currency exchange rates, certain of our subsidiaries, whose functional currency is the U.S. dollar or the Euro, hedge a portion of their forecasted foreign currency costs denominated in the Mexican Peso and Polish Zloty, respectively. We may hedge portions of our forecasted foreign currency exposure up to 48 months.

We record all derivatives in the condensed consolidated balance sheets at fair value. Our accounting treatment for these instruments is based on the hedge designation. Gains or losses on cash flow hedges that are designated as hedging instruments are recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI”) until the hedged item is recognized in earnings, at which point accumulated gains or losses will be recognized in earnings and classified with the underlying hedged transaction. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates. The Company has derivatives that are designated as hedging instruments as well as derivatives that did not qualify for designation as hedging instruments.

Redeemable Preferred Stock Embedded Derivative

We have determined that the conversion option embedded in our redeemable preferred stock is required to be accounted for separately from the redeemable preferred stock as a derivative liability. Separation of the conversion option as a derivative liability is required because its economic characteristics are considered more akin to an equity instrument and therefore the conversion option is not considered to be clearly and closely related to the economic characteristics of the redeemable preferred stock. The economic characteristics of the redeemable preferred stock are considered more akin to a debt instrument due to the fact that the shares are redeemable at the holder’s option, the redemption value is significantly greater than the face amount, the shares carry a fixed mandatory dividend and the stock price necessary to make conversion more attractive than redemption ($56.32) is significantly greater than the price at the date of issuance ($19.05), all of which lead to the conclusion that redemption is more likely than conversion.

We also have determined that the embedded early redemption option upon the occurrence of a redemption event (e.g. change of control, etc.) must also be bifurcated and accounted for separately from the redeemable preferred stock, because the debt host contract involves a substantial discount (face of $150.0 million as compared to the redemption value of $300.0 million) and the redemption event would accelerate the holder’s option to redeem the shares.

Accordingly, we have recorded an embedded derivative liability representing the combined fair value of the right of holders to receive common stock upon conversion of redeemable preferred stock at any time (the “conversion option”) and the right of the holders to exercise their early redemption option upon the occurrence of a redemption event (the “early redemption option”). The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of redeemable preferred stock embedded derivative” financial statement line item of the Company’s condensed consolidated income statements (see Note 3, “Fair Value Measurements”).

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

The expected volatility of the Company’s common stock is estimated based on historical volatility. The assumed base case term used in the valuation model is the period remaining until September 14, 2025 (the earliest date at which the holder may exercise its unconditional redemption option). A number of other scenarios incorporate earlier redemption dates to address the possibility of early redemption upon the occurrence of a redemption event. The risk-free interest rate is based on the U.S. Treasury zero coupon yield with a remaining term equal to the expected term of the conversion and early redemption options. The significant assumptions utilized in the Company’s valuation of the embedded derivative at March 31, 2019 are as follows: valuation scenario terms between 2.75 and 6.46 years, volatility of 49.0 percent, risk-free rate of 2.2 percent to 2.3 percent related to the respective assumed terms, a risky bond rate of 20.9 percent and a dividend yield of 7.6 percent.

The following tables display the fair value of derivatives by balance sheet line item at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$4,006	$3,861	$527	$2,569
Foreign exchange forward contracts not designated as hedging instruments	365	—	407	—
Aluminum forward contracts designated as hedging instruments	230	—	186	—
Cross currency swap not designated as a hedging instrument	8	—	—	—
Natural gas forward contracts designated as hedging instruments	23	—	457	64
Interest rate swaps designated as hedging instruments	—	—	510	2,297
Embedded derivative liability	—	—	—	2,508
Total derivative financial instruments	$4,632	$3,861	$2,087	$7,438

	December 31, 2018
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$2,599	$1,011	$659	$6,202
Foreign exchange forward contracts not designated as hedging instruments	333	—	207	—
Aluminum forward contracts designated as hedging instruments	—	—	927	—
Cross currency swap not designated as a hedging instrument	—	—	227	—
Natural gas forward contracts designated as hedging instruments	275	—	355	—
Interest rate swaps designated as hedging instruments	—	—	131	128
Embedded derivative liability	—	—	—	3,134
Total derivative financial instruments	$3,207	$1,011	$2,506	$9,464

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	March 31, 2019		December 31, 2018
	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$480,681	$4,771	$467,253	$(3,251)
Foreign exchange forward contracts not designated as hedging instruments	58,251	(42)	45,905	126
Aluminum forward contracts designated as hedging instruments	17,295	44	10,810	(927)
Cross currency swap not designated as a hedging instrument	6,076	8	12,151	(227)
Natural gas forward contracts designated as hedging instruments	2,842	(498)	2,165	(80)
Interest rate swaps designated as hedging instruments	290,000	(2,807)	90,000	(259)
Total derivative financial instruments	$855,145	$1,476	$628,284	$(4,618)

Notional amounts are presented on a gross basis. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or commodity prices.

The following tables summarize the gain or loss recognized in accumulated other comprehensive income (loss) (“AOCI”) as of March 31, 2019 and 2018, the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the three months ended March 31, 2019 and 2018:

Three months ended March 31, 2019	Amount of Gain or (Loss) Recognized in AOCI on Derivatives, net of tax	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$4,926	$836	$1,684
Total	$4,926	$836	$1,684

Three months ended March 31, 2018	Amount of Gain or (Loss) Recognized in AOCI on Derivatives, net of tax	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$13,910	$585	$(744)
Total	$13,910	$585	$(744)

NOTE 5 - BUSINESS SEGMENTS

The North American and European businesses represent separate operating segments in view of significantly different markets, customers and products in each of these regions. Within each of these regions, markets, customers, products and production processes are similar and production can be readily transferred between production facilities. Moreover, our business within each region leverages common systems, processes and infrastructure. Accordingly, North America and Europe comprise the Company’s reportable segments.

(Dollars in thousands)	Net Sales		Income from Operations
Three months ended	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
North America	$185,116	$204,150	$6,199	$13,785
Europe	172,577	182,298	12,440	13,849
	$357,693	$386,448	$18,639	$27,634

(Dollars in thousands)	Depreciation and Amortization		Capital Expenditures
Three months ended	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
North America	$7,866	$8,797	$6,128	$10,028
Europe	15,465	15,556	7,264	12,646
	$23,331	$24,353	$13,392	$22,674

(Dollars in thousands)	Property, Plant and Equipment, net		Goodwill and Intangible Assets
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
North America	$248,816	$249,791	$—	$—
Europe	278,208	282,976	444,479	459,803
	$527,024	$532,767	$444,479	$459,803

(Dollars in thousands)	Total Assets
	March 31, 2019	December 31, 2018
North America	$490,647	$484,682
Europe	969,524	966,934
	$1,460,171	$1,451,616

Geographic information

Net sales by geographic location are as follows:

Three months ended	March 31, 2019	March 31, 2018
(Dollars in thousands)
Net sales:
U.S.	$28,256	$30,484
Mexico	156,860	173,666
Germany	64,048	71,225
Poland	108,529	111,073
Consolidated net sales	$357,693	$386,448

NOTE 6 - INVENTORIES

	March 31, 2019	December 31, 2018
(Dollars in thousands)
Raw materials	$50,274	$49,571
Work in process	38,870	42,886
Finished goods	77,154	83,121
Inventories, net	$166,298	$175,578

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $9.8 million and $8.9 million at March 31, 2019 and December 31, 2018, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

	March 31, 2019	December 31, 2018
(Dollars in thousands)
Land and buildings	$137,655	$140,471
Machinery and equipment	774,058	769,451
Leasehold improvements and others	12,730	12,883
Construction in progress	74,550	67,559
	998,993	990,364
Accumulated depreciation	(471,969)	(457,597)
Property, plant and equipment, net	$527,024	$532,767

Depreciation expense was $16.5 million and $17.5 million for the three months ended March 31, 2019 and 2018, respectively.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets and goodwill as of March 31, 2019 and December 31, 2018.

Three Months Ended March 31, 2019	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$(3,442)	$128	$5,686	4-5
Technology	15,000	(5,737)	213	9,476	3-5
Customer relationships	167,000	(38,675)	1,273	129,598	5-10
Total finite	191,000	(47,854)	1,614	144,760
Trade names	14,000	—	41	14,041	Indefinite
Total intangibles	$205,000	$(47,854)	$1,655	$158,801

Three Months Ended March 31, 2019	Beginning Balance	Currency Translation	Ending Balance
(Dollars in thousands)
Goodwill	$291,434	$(5,756)	$285,678

Year Ended December 31, 2018	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$(2,979)	$237	$6,258	4-5
Technology	15,000	(4,964)	394	10,430	3-5
Customer relationships	167,000	(33,468)	3,823	137,355	5-10
Total finite	191,000	(41,411)	4,454	154,043
Trade names	14,000	—	326	14,326	Indefinite
Total intangibles	$205,000	$(41,411)	$4,780	$168,369

	Beginning Balance	Currency Translation	Ending Balance
Year Ended December 31, 2018 (Dollars in thousands)
Goodwill	$304,805	$(13,371)	$291,434

Amortization expense for these intangible assets was $6.8 million for both the quarters ended March 31, 2019 and 2018. The anticipated annual amortization expense for these intangible assets is $25.0 million for 2019 to 2021, $22.2 million for 2022 and $20.2 million for 2023.

NOTE 9 – DEBT

A summary of long-term debt and the related weighted average interest rates is shown below:

	March 31, 2019 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$381,800	$(12,406)	$369,394	6.5%
6.00% Senior Notes due 2025	280,450	(7,085)	273,365	6.0%
Other	15,705	—	15,705	2.2%
Capital Leases	2,177	—	2,177	2.5%
	$680,132	$(19,491)	660,641
Less: Current portion			(3,930)
Long-term debt			$656,711

	December 31, 2018 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$382,800	$(13,078)	$369,722	6.3%
6.00% Senior Notes due 2025	286,100	(7,366)	278,734	6.0%
Other	16,022	—	16,022	2.2%
	$684,922	$(20,444)	664,478
Less: Current portion			(3,052)
Long-term debt			$661,426

(1)	Unamortized portion

Senior Notes

On June 15, 2017, Superior issued 250.0 million Euro aggregate principal amount of 6.00% Senior Notes (the “Notes”) due June 15, 2025. Interest on the Notes is payable semiannually, on June 15 and December 15. Superior may redeem the Notes, in whole or in part, on or after June 15, 2020 at redemption prices of 103.000% and 101.500% of the principal amount thereof if the redemption occurs during the 12-month period beginning June 15, 2020 or 2021, respectively, and a redemption price of 100% of the principal amount thereof on or after June 15, 2022, in each case plus accrued and unpaid interest to, but not including, the applicable redemption date. In addition, the Company may redeem some or all of the Notes prior to June 15, 2020 at a price equal to 100.0% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest, if any, up to, but not including, the redemption date. Prior to June 15, 2020, the Company may redeem up to 40% of the aggregate principal amount of the Notes using the proceeds of certain equity offerings at a certain redemption price. If we experience a change of control or sell certain assets, the Company may be required to offer to purchase the Notes from the holders. The Notes are senior unsecured obligations ranking equally in right of payment with all of its existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness. The Notes are effectively subordinated in right of payment to the existing and future secured indebtedness of the Company, including the Senior Secured Credit Facilities (as defined below), to the extent of the assets securing such indebtedness.

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

The indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal, premium, if any, and interest, when due; (ii) breach of covenants in the indenture; (iii) a failure to pay certain judgments; and (iv) certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Bank of New York Mellon, London Branch (“the Trustee”) or holders of at least 30% in principal amount of the then outstanding Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. These events of default are subject to several important qualifications, limitations and exceptions that are described in the indenture. As of March 31, 2019, the Company was in compliance with all covenants under the indenture governing the Notes.

Senior Secured Credit Facilities

On March 22, 2017, Superior entered into a senior secured credit agreement (the “Credit Agreement”) with Citibank, N.A, as Administrative Agent, Collateral Agent and Issuing Bank, JP Morgan Chase N.A., Royal Bank of Canada and Deutsche Bank A.G. New York Branch as Joint Lead Arrangers and Joint Book Runners, and the other lenders party thereto (collectively, the “Lenders”). The Credit Agreement consisted of a $400.0 million senior secured term loan facility (the “Term Loan Facility”), which matures on May 23, 2024, and a $160.0 million revolving credit facility maturing on May 23, 2022 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”).

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

As of March 31, 2019, the Company had repaid $18.2 million under the Term Loan Facility resulting in a balance of $381.8 million. As of March 31, 2019, the Company had no outstanding borrowings under the Revolving Credit Facility, had outstanding letters of credit of $3.4 million and available unused commitments under this facility of $156.6 million.

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

In addition, the Credit Agreement contains customary default provisions, representations and warranties and other covenants. The Credit Agreement also contains a provision permitting the Lenders to accelerate the repayment of all loans outstanding under the Senior Secured Credit Facilities during an event of default. As of March 31, 2019, the Company was in compliance with all covenants under the Credit Agreement.

Acquisition Debt

In connection with the acquisition of Uniwheels, Inc, the Company assumed $70.7 million of outstanding debt. At March 31, 2019, $15.7 million of debt remained outstanding relating to an equipment loan of which $3.0 million was classified as current. The Company also has an available line of credit of 30.0 million Euro which expires July 31, 2020, of which 29.6 million Euro is available at March 31, 2019. The line of credit bears interest at Euribor plus 1.0 percent (but in any event not less than 0.95 percent) and the equipment loan bears interest at 2.2 percent.

NOTE 10 - REDEEMABLE PREFERRED STOCK

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

We may mandate conversion of the redeemable preferred stock if the price of the common stock exceeds $84.49. TPG may redeem the shares upon the occurrence of any of the following events (referred to as a “redemption event”): a change in control, recapitalization, merger, sale of substantially all of the Company’s assets, liquidation or delisting of the Company’s common stock. In addition, as originally issued, TPG has the right, at its option, to unconditionally redeem the shares at any time after May 23, 2024, subsequently extended to September 14, 2025 (the “redemption date”). We may, at our option, redeem in whole at any time all of the shares of redeemable preferred stock outstanding. At redemption by either party, the redemption value will be the greater of two times the initial face value ($150.0 million) and any accrued unpaid dividends or dividends paid-in-kind, currently $300.0 million, or the product of the number of common shares into which the redeemable preferred stock could be converted (5.3 million shares currently) and the then current market price of the common stock. We have determined that the conversion option and the redemption option exercisable upon occurrence of a “redemption event” which are embedded in the redeemable preferred stock must be accounted for separately from the redeemable preferred stock as a derivative liability (as more fully described under Note 4, “Derivative Financial Instruments”).

Since the redeemable preferred stock may be redeemed at the option of the holder, but is not mandatorily redeemable, the redeemable preferred stock has been classified as mezzanine equity and initially recognized at fair value of $150.0 million (the proceeds on the date of issuance) less issuance costs of $3.7 million, resulting in an initial value of $146.3 million. This amount has been further reduced by $10.9 million assigned to the embedded derivative liability at date of issuance, resulting in an adjusted initial value of $135.5 million. The difference between the adjusted initial value of $135.5 million and the redemption value of $300 million was being accreted over the seven-year period from the date of issuance through May 23, 2024 (the original date at which the holder had the unconditional right to redeem the shares, deemed to be the earliest likely redemption date) using the effective interest method. The accretion to the carrying value of the redeemable preferred stock is treated as a deemed dividend, recorded as a charge to retained earnings and deducted in computing earnings per share (analogous to the treatment for stated and participating dividends paid on the redeemable preferred stock).

On November 7, 2018, the Company filed a Certificate of Correction to the Certificate of Designations for the preferred stock, which became effective upon filing and corrected the redemption date to September 14, 2025. This resulted in a modification of the redeemable preferred stock. As a result of the modification, the carrying value of the redeemable preferred stock decreased $17.2 million (which was credited to retained earnings, treated as a deemed dividend and is added back to compute earnings per share) and the period for accretion of the carrying value to the redemption value has been extended to September 14, 2025. The accretion has been adjusted to amortize the excess of the redemption value over the carrying value over the period through September 14, 2025. The accumulated accretion net of the modification adjustment as of March 31, 2019 is $12.9 million resulting in an adjusted redeemable preferred stock balance of $148.4 million.

NOTE 11 – EUROPEAN NON-CONTROLLING REDEEMABLE EQUITY

On May 30, 2017, the Company acquired 92.3 percent of the outstanding shares of Uniwheels, Inc. Subsequently, the Company commenced a delisting and associated tender offer for the remaining shares, increasing its ownership to 98.5 percent. On January 17, 2018, the Company entered into a Domination and Profit and Loss Transfer agreement (“DPLTA”) retroactively effective as of January 1, 2018 pursuant to which we offered to purchase the remaining outstanding shares at Euro 62.18. This price may be subject to change based on appraisal proceedings initiated by the minority shareholders which have not yet been concluded. The Company must also pay an annual dividend of Euro 3.38 as long as the DPLTA is in effect. For any shares tendered prior to the annual dividend payment, we must pay interest at a statutory rate, currently 4.12 percent, in place of the dividend. As a result, non-controlling interests with a carrying value of $51.9 million were reclassified from stockholders’ equity to mezzanine equity as of January 1, 2018 because non-controlling interests with redemption rights (not within the Company’s control) are considered redeemable and must be classified outside shareholders’ equity. In addition, the carrying value of the non-controlling interests must be adjusted to redemption value since they are currently redeemable. The following table summarizes the European non-controlling redeemable equity activity for the fifteen months ended March 31, 2019 (in thousands):

Balance at December 31, 2017	$—
Reclassification of non-controlling interests	51,943
Redemption value adjustment	3,625
Dividends accrued	1,512
Dividends paid	(964)
Translation adjustment	(3,219)
Purchase of shares	(39,048)
Balance at December 31, 2018	13,849
Dividends accrued	121
Dividends paid	(68)
Translation adjustment	(274)
Purchase of shares	(1,411)
Balance at March 31, 2019	$12,217

Annual compensation payable on untendered outstanding shares under the DPLTA must be recognized as it accrues, whether declared or paid. As of March 31, 2019, we have recognized $0.1 million representing the annual dividend to the European non-controlling shareholders for 2019.

NOTE 12 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) attributable to Superior, after deducting preferred dividends and accretion and European non-controlling redeemable equity dividends, by the weighted average number of common shares outstanding. For purposes of calculating diluted earnings per share, the weighted average shares outstanding includes the dilutive effect of outstanding stock options and time and performance based restricted stock units under the treasury stock method. The redeemable preferred shares discussed in Note 10, “Redeemable Preferred Stock” are not included in the diluted earnings per share because the conversion would be anti-dilutive for the periods ended March 31, 2019 and March 31, 2018.

Three Months Ended March 31,	2019	2018
(Dollars in thousands, except per share amounts)
Basic Earnings Per Share:
Reported net income	$1,950	$10,317
Less: Redeemable preferred stock dividends and accretion	(7,771)	(8,069)
Less: European non-controlling redeemable equity dividend	(121)	(573)
Basic numerator	$(5,942)	$1,675
Basic (loss) earnings per share	$(0.24)	$0.07
Weighted average shares outstanding-Basic	25,034	24,936
Diluted Earnings Per Share:
Reported net income	$1,950	$10,317
Less: Redeemable preferred stock dividends and accretion	(7,771)	(8,069)
Less: European non-controlling redeemable equity dividend	(121)	(573)
Diluted numerator	$(5,942)	$1,675
Diluted (loss) earnings per share	$(0.24)	$0.07
Weighted average shares outstanding-Basic	25,034	24,936
Dilutive effect of common share equivalents	—	44
Weighted average shares outstanding-Diluted	25,034	24,980

NOTE 13 - INCOME TAXES

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

The income tax provision for the three months ended March 31, 2019, was $4.9 million on pre-tax profit of $6.9 million resulting in an effective income tax rate of 71.7%. The effective tax rate was higher than the statutory rate primarily due to the US taxation of foreign earnings under the Global Intangible Low-Tax Income (“GILTI”) provisions of the Act, and the recognition of a valuation allowance on forecasted non-deductible interest, offset with a benefit due to the mix of earnings among tax jurisdictions.

The income tax provision for the three months ended March 31, 2018 was $3.4 million on a pre-tax profit of $13.7 million, representing an effective income tax rate of 24.6%. The effective tax rate for the three months ended March 31, 2018 was higher than the statutory rate due to a discrete tax expense of $1.7 million primarily related to an adjustment to a provisional amount for the remeasurement of deferred tax assets recorded at December 31, 2017, due to additional guidance related to tax reform issued in 2018, offset with a benefit due to the mix of earnings among tax jurisdictions.

At March 31, 2019, the Company remains indefinitely reinvested with respect to its initial investment and any associated potential withholding tax on earnings of its non-U.S. subsidiaries subject to the transition tax, as well as with respect to future earnings that will primarily fund the operations of the subsidiaries.

NOTE 14 - LEASES

Effective January 1, 2019, we adopted ASU 2016-2, ASC 842, “Leases,” the new lease accounting standard, using the optional transition approach resulting in recognition of operating lease right-of-use (“ROU”) assets and lease liabilities of $18.2 million and $18.6 million, respectively, as well as a charge to eliminate previously deferred rent of $0.4 million.

The Company determines whether an arrangement is or contains a lease at the inception of the arrangement. Operating leases are included in “Other non-current assets”, “Accrued expenses” and “Other non-current liabilities” in our condensed consolidated balance sheets. Finance leases are included in “Property, plant and equipment, net”, “Short-term debt” and “Long-term debt (less current portion)” in our condensed consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. Since we generally do not have access to the interest rate implicit in the lease, the Company uses our incremental borrowing rate (for fully collateralized debt) at the inception of the lease in determining the present value of the lease payments. The implicit rate is, however, used where readily available. Lease expense under operating leases is recognized on a straight-line basis over the term of the lease. Certain of our leases contain both lease and non-lease components, which are accounted for separately.

The Company has operating and finance leases for office facilities, a data center and certain equipment. The remaining terms of our leases range from over one year to just under nine years. Certain leases include options to extend the lease term for up to ten years, as well as options to terminate which have been excluded from the term of the lease since exercise of these options is not reasonably certain.

Lease expense, cash flow, operating and finance lease assets and liabilities, average lease term and average discount rate are as follows:

Three months ended	March 31, 2019
Lease Expense
Finance lease expense:
Amortization of right-of-use assets	$516
Interest on lease liabilities	14
Operating lease expense:	853
Total lease expense	$1,383

Cash Flow Components
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from finance leases	$14
Operating cash outflows from operating leases	828
Financing cash outflows from finance leases	325
Right-of-use assets obtained in exchange for new finance lease liabilities	556
Right-of-use assets obtained in exchange for operating lease liabilities (including adoption impact of $18.2 million)	18,285

Balance Sheet Information
Operating leases
Other non-current assets	$17,351
Accrued liabilities	$2,713
Other non-current liabilities	15,019
Total operating lease liabilities	$17,732

Finance Leases
Property and equipment gross	$4,743
Accumulated depreciation	(1,438)
Property and equipment, net	$3,305
Current portion of long-term debt	$938
Long-term debt	1,239
Total finance lease liabilities	$2,177

Lease Term and Discount Rates
Weighted-average remaining lease term - finance leases (years)	2.5
Weighted-average remaining lease term - operating leases (years)	7.1
Weighted-average discount rate - finance leases	2.5%
Weighted-average discount rate - operating leases	3.6%

Summarized future minimum payments under our leases are as follows:

	March 31,
	2019
	Finance Leases	Operating Leases
Lease Maturities (in thousands)
Nine remaining months of 2019	$880	$2,388
2020	741	3,208
2021	394	2,810
2022	223	2,413
2023	12	2,167
Thereafter	—	6,897
Total	2,250	19,883
Less: Imputed Interest	(73)	(2,151)
Total lease liabilities, net of interest	$2,177	$17,732

	December 31,
	2018
	Operating Leases
Lease Maturities (in thousands)
2019	4,249
2020	3,232
2021	2,870
2022	2,635
2023	2,346
Thereafter	7,647
Total	$22,979

Note: The 2018 disclosure includes certain non-lease components that have been excluded from our ASC 842 accounting and disclosures for 2019.

NOTE 15 – RETIREMENT PLANS

We have an unfunded salary continuation plan covering certain directors, officers and other key members of management. We purchase life insurance policies on certain participants to provide in part for future liabilities. Cash surrender value of these policies, totaling $8.1 million at both March 31, 2019 and December 31, 2018, are included in “Other non-current assets” in the Company’s condensed consolidated balance sheets. Subject to certain vesting requirements, the plan provides for a benefit based on final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. The plan was closed to new participants effective February 3, 2011.

For the three months ended March 31, 2019, payments to retirees or their beneficiaries totaled approximately $0.4 million. We presently anticipate benefit payments in 2019 to total approximately $1.4 million. The following table summarizes the components of net periodic pension cost for the quarters ended March 31, 2019 and 2018.

	Three Months Ended
	March 31, 2019	March 31, 2018
(Dollars in thousands)
Interest cost	$286	$272
Net amortization	52	109
Net periodic pension cost	$338	$381

NOTE 16 - STOCK-BASED COMPENSATION

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “Plan”) was approved by stockholders in May 2018. The Plan authorizes us to issue up to 4.35 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants. At March 31, 2019, there were 1.6 million shares available for future grants under this Plan. No more than 1.2 million shares may be used under the Plan as “full value” awards, which include restricted stock and performance stock units. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

Under the terms of the program, each year eligible participants are granted time value restricted stock units (“RSUs”), vesting ratably over a three-year period, and performance restricted stock units (“PSUs”), with three-year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the Company’s common stock, with accrued dividends. Stock-based compensation expense was $0.5 million and $0.7 million for the periods ended March 31, 2019 and 2018, respectively. Unrecognized stock-based compensation expense related to non-vested awards of $4.9 million is expected to be recognized over a weighted average period of approximately 2.5 years as of March 31, 2019.

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price
Balance at December 31, 2018	183,726	$17.26	296,523	$19.1	59,000	$18.33
Granted	294,629	5.41	489,261	6.28	—	—
Settled	(42,699)	18.42	(31,081)	22.81	—	—
Forfeited or expired	(18,975)	15.79	(53,396)	18.02	—	—
Balance at March 31, 2019	416,681	$8.83	701,307	$10.05	59,000	$18.33
Vested or expected to vest at March 31, 2019	354,475	$9.13	422,761	$8.69	59,000	$18.33

NOTE 17 - COMMON STOCK REPURCHASE PROGRAMS

In January 2016, our Board of Directors approved a common stock repurchase program (the “Repurchase Program”), authorizing the repurchase of up to $50.0 million of our common stock. Under the Repurchase Program we have purchased $15.4 million, leaving a remaining authorization of $34.6 million, which we may repurchase from time to time on the open market or in private transactions. The timing and extent of the repurchases under the Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion. There were no repurchases under this program for the three months ended March 31, 2019.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

When market conditions warrant, we may enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. Prices under our aluminum contracts are based on a market index, the London Mercantile Exchange (LME), and regional premiums for processing, transportation and alloy components which are adjusted quarterly for purchases in the ensuing quarter. Changes in aluminum prices are generally passed through to our OEM customers and adjusted on a quarterly basis. Certain of our purchase agreements include volume commitments, however any excess commitments are generally negotiated with suppliers and those which have occurred in the past have been carried over to future periods.

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

NOTE 19 – RECEIVABLES FACTORING

The Company sells certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash provided by operating activities. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes. During the three months ended March 31, 2019, the Company sold trade receivables totaling $111.7 million and incurred factoring fees of $0.4 million, which are included in other expense, net. The collective limit under our factoring arrangements is $80.5 million at any point in time. As of March 31, 2019, $65.9 million of receivables had been factored under the arrangements.

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

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the company, which could cause actual results to differ materially from such statements and from the company’s historical results and experience. These risks, uncertainties and other factors include, but are not limited to, those described in Part I—Item 1A—“Risk Factors” and Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018, and Part I—Item 2—“Management’s Discussion and Analysis and Analysis of Financial Condition and Results of Operations” of this Quarterly Report of Form 10-Q and elsewhere in the Quarterly Report and those described from time to time in our other reports filed with the Securities and Exchange Commission.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Executive Overview

Overview of Superior

Our principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEM”) in North America and Europe and aftermarket distributors in Europe. We employ approximately 8,000 employees, operating in nine manufacturing facilities in North America and Europe with a combined annual manufacturing capacity of approximately 21 million wheels. We believe we are the #1 North American aluminum wheel manufacturer, the #3 European aluminum wheel manufacturer and the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels account for approximately 93% of our sales and are primarily sold for factory installation on many vehicle models manufactured by BMW-Mini, Daimler AG Company (Mercedes-Benz, AMG, Smart), FCA, Ford, GM, Honda, Jaguar-Land Rover, Mazda, Nissan, Renault, Peugeot, PSA, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, Skoda, Porsche, Bentley) and Volvo. We also sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a global presence and diversified customer base consisting of North American, European and Asian OEMs. We continue to deliver on our strategic plan to be one of the leading light vehicle aluminum wheel suppliers globally, delivering innovative wheel solutions to our customers.

Our global reach encompasses sales to the ten largest OEMs in the world. The following chart shows our sales by customer for the three months ended March 31, 2019 and 2018.

Demand for our products is driven by light-vehicle production levels in North America and Europe and customer take rates on specific vehicle platforms. The majority of our customers’ wheel programs are awarded two to four years in advance. Our purchase orders with OEMs are typically specific to a particular vehicle model.

Overview of the First Quarter of 2019

The following chart shows the operational performance in the quarter ended March 31, 2019 in comparison to March 31, 2018.

Results of Operations

	Three Months Ended
	March 31, 2019	March 31, 2018	Net Change
(Thousands of dollars, except per share amounts)
Net sales
North America	$185,116	$204,150	$(19,034)
Europe	172,577	182,298	(9,721)
Net sales	357,693	386,448	(28,755)
Cost of sales	324,571	336,457	11,886
Gross profit	33,122	49,991	(16,869)
Percentage of net sales	9.3%	12.9%	(3.6)%
Selling, general and administrative	14,483	22,357	7,874
Income from operations	18,639	27,634	(8,995)
Percentage of net sales	5.2%	7.2%	(2.0)%
Interest expense, net	(11,873)	(11,857)	(16)
Other expense, net	(499)	(2,988)	2,489
Change in fair value of redeemable preferred stock embedded derivative	626	898	(272)
Income tax provision	(4,943)	(3,370)	(1,573)
Net income	1,950	10,317	(8,367)
Percentage of net sales	0.5%	2.7%	(2.2)%
Diluted (loss) income per share	$(0.24)	$0.07	$(0.31)
Value added sales (1)	$192,802	$207,437	$(14,635)
Adjusted EBITDA (2)	$43,220	$52,203	$(8,983)
Percentage of net sales	12.1%	13.5%	(1.4)%
Percentage of value added sales	22.4%	25.2%	(2.8)%
Unit shipments in thousands	5,039	5,537	(498)

(1)

Value added sales is a key measure that is not calculated according to U.S. GAAP. Refer to “Non-U.S. GAAP Financial Measures” for a definition of value added sales and a reconciliation of value added sales to net sales, the most comparable U.S. GAAP measure.

(2)

Adjusted EBITDA is a key measure that is not calculated according to U.S. GAAP. Refer to “Non-U.S. GAAP Financial Measures” for a definition of adjusted EBITDA and a reconciliation of our adjusted EBITDA to net income, the most comparable U.S. GAAP measure.

Shipments

Wheel unit shipments were 5.0 million for the first three months of 2019, a decrease of 9.0 percent, compared to unit shipments of 5.5 million in the prior year period. The decrease in unit shipments was primarily in our North American operations driven by lower take rates on specific platforms that we supply and softer industry production levels at our key customers.

Net Sales

Net sales for the first quarter of 2019 were $357.7 million, compared to net sales of $386.4 million for the same period in 2018.  The reduction in sales is primarily driven by reduced volumes in our North American operations, weaker Euro and lower aluminum prices, partially offset by improved product mix comprised of larger diameter wheels and premium finishes in both regions.

Cost of Sales

Cost of sales were $324.6 million for the first three months of 2019 compared to $336.5 million in the prior year period. The decrease in cost of sales was primarily due to lower volumes in our North American operations, lower aluminum prices and favorable foreign exchange, partially offset by higher aluminum content associated with larger diameter wheels and higher utility costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2019 were $14.5 million, or 4.1 percent of net sales, compared to $22.4 million, or 5.8 percent of net sales for the same period in 2018.  The decrease is primarily due to a reduction in acquisition and integration expenses, and the alignment of reporting for SG&A between our North American and European operations.

Net Interest Expense

Net interest expense for the first three months of 2019 was flat compared to the prior year period due to increased LIBOR rates, offset by the 2018 repricing of the Term Loan and reduced interest expense on the Euro denominated Senior Notes, resulting from a devaluation of the Euro.

Net Other Expense

Net other expense was $0.5 million for the first quarter of in 2019 compared with $3.0 million for the same period in 2018. The $3.0 million of derivative contract losses in 2018 in Europe which were not designated for hedge accounting treatment; partially offset by foreign exchange losses of $0.5 million for the first three months of 2019.

Change in Fair Value of Embedded Derivative Liability

For the first three months of 2019 and 2018, we recognized a $0.6 million and $0.9 million reduction in the fair value of our redeemable preferred stock embedded derivative liability, respectively, primarily due to declines in our stock price.

Income Tax Provision

The income tax provision for three months ended March 31, 2019 was $4.9 million on a pre-tax income of $6.9 million primarily due to the effects of U.S. taxation of foreign earnings, under Global Intangible Low-Tax Income (“GILTI”) provisions of tax reform, and a forecasted valuation allowance on non-deductible interest, partially offset with a benefit due to the mix of earnings among tax jurisdictions. The income tax provision for three months ended March 31, 2018 was $3.4 million on pre-tax income of $13.7 million, representing an effective income tax rate of 24.6 percent.

Net Income

Net income for the first quarter of 2019 was $2.0 million, or a loss of $0.24 per diluted share, compared to 2018 net income of $10.3 million, or income of $0.07 per diluted share.

Segment Sales and Income from Operations

	Three Months Ended
	March 31, 2019	March 31, 2018	Change
(Dollars in thousands)
Selected data
Net sales
North America	$185,116	$204,150	$(19,034)
Europe	172,577	182,298	(9,721)
Total net sales	$357,693	$386,448	$(28,755)
Income from operations
North America	$6,199	$13,785	$(7,586)
Europe	12,440	13,849	(1,409)
Total income from operations	$18,639	$27,634	$(8,995)

North America

Net sales for our North America segment for the first three months of 2019, compared to the same period in 2018, decreased 9.3 percent due to a 13.5 percent decrease in volumes and lower aluminum prices, partially offset by improved product mix comprised of larger diameter wheels and premium wheel finishes. The decline in unit shipments was primarily due to lower sales to Ford, Toyota, Nissan and FCA; partially offset by increased sales to GM and BMW.   U.S. and Mexico sales as a percentage of North America total sales were approximately 15.3 percent and 84.7 percent, respectively, for the quarter ended March 31, 2019, which compares to 14.9 percent and 85.1 percent for the prior year period. North American segment income from operations decreased for the first three months of 2019 due primarily to reduction in volumes and increased energy costs, partially offset by lower integration costs and favorable product mix.

Europe

In the quarter ended March 31, 2019, net sales of our European segment decreased 5.3 percent, compared to the same period in the prior year, primarily due to 3.5 percent reduction in volumes, a weaker Euro and lower aluminum prices, partially offset by an increase in the sales mix of higher diameter wheels and premium finishes. European segment sales between Germany and Poland were approximately 37.1 percent and 62.9 percent, respectively, during the first three months of 2019, which compares to 39.1 percent and 60.9 percent for the first three months of 2018. European segment income from operations for the first quarter in 2019 decreased primarily due to negative foreign exchange effects from the Euro and higher energy costs, partially offset by favorable mix.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity primarily include cash, cash equivalents and short-term investments, net cash provided by operating activities, and borrowings under available debt facilities, factoring arrangements for trade receivables and, from time to time, other external sources of funds. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $194.1 million and 2.0:1, respectively, at March 31, 2019, versus $192.0 million and 2.1:1 at December 31, 2018. As of March 31, 2019, our cash, cash equivalents and short-term investments totaled $53.6 million compared to $48.2 million at December 31, 2018.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, debt facilities, cash equivalents and short-term investments, and we believe these sources will continue to meet our capital requirements in the foreseeable future.

In connection with the acquisition of our European operations, we entered into several debt and equity financing arrangements during 2017. On March 22, 2017, we entered into a senior secured credit agreement (the “Credit Agreement”) consisting of a $400.0 million senior secured term loan facility (the “Term Loan Facility”) and a $160.0 million revolving credit facility. On May 22, 2017, we issued 150,000 shares of redeemable preferred stock to TPG Growth III Sidewall, L.P. (“TPG”) for an aggregate purchase price of $150.0 million. On June 15, 2017, we issued 250.0 million Euro aggregate principal amount of 6.00% Senior Notes (the “Notes”) due June 15, 2025. In addition, as a part of our European business acquisition, we assumed $70.7 million of outstanding debt. At March 31, 2019, balances outstanding under the Term Loan Facility, Notes, and an equipment loan were $381.8 million, $280.5 million, $15.7 million, respectively. At March 31, 2019, we had total available liquidity of $243.4 million, which consisted of $53.6 million in cash and cash equivalents, $156.6 million of unused revolving credit facility commitments and 29.6 million Euro available under our European business line of credit.

The following table summarizes the cash flows from operating, investing and financing activities as reflected in the consolidated statements of cash flows.

Three Months Ended March 31,	2019	2018	Change
(Thousands of dollars)
Net cash provided by operating activities	$28,691	$14,361	$14,330
Net cash used in investing activities	(11,931)	(22,691)	10,760
Net cash used in financing activities	(8,647)	(11,878)	3,231
Effect of exchange rate changes on cash	(1,938)	(2,818)	880
Net increase (decrease) in cash and cash equivalents	$6,175	$(23,026)	$29,201

Operating Activities

Net cash provided by operating activities was $28.7 million for the first three months of 2019 and $14.4 million for the first three months of 2018. The increase in cash flow provided by operating activities was mainly due to reductions in inventory caused by reduced production volumes and aluminum pricing, as well as improved terms with aluminum suppliers.

Investing Activities

Net cash used in investing activities was $11.9 million for the quarter ended March 31, 2019 compared to $22.7 million for the same quarter in 2018. Net cash used in investing activities was lower in 2019 due to reducing capital expenditures in comparison to 2018.

Financing Activities

Net cash used in financing activities was $8.6 million for the first quarter of 2019 compared to $11.9 million for the same time period in 2018. Net cash used in financing activities was lower due to payment of 2017 preferred dividends in the first quarter of 2018.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no significant off-balance sheet arrangements other than factoring of $65.9 million of our trade receivables.

Non-GAAP Financial Measures

In this quarterly report, we discuss two important measures that are not calculated according to U.S. GAAP, value added sales and adjusted EBITDA.

Value added sales is a key measure that is not calculated according to U.S. GAAP. In the discussion of operating results, we provide information regarding value added sales. Value added sales represents net sales less the value of aluminum and services provided by outsourced service providers (“OSP”) that are included in net sales. As discussed further below, arrangements with our customers allow us to pass on changes in aluminum prices and OSP costs; therefore, fluctuations in underlying aluminum price and the use of OSPs generally do not directly impact our profitability. Accordingly, value added sales is worthy of being highlighted for the benefit of users of our financial statements. Our intent is to allow users of the financial statements to consider our net sales information both with and without the aluminum and OSP cost components. Management utilizes value added sales as a key metric to determine growth of the Company because it eliminates the volatility of aluminum prices.

Adjusted EBITDA is a key measure that is not calculated according to U.S. GAAP. Adjusted EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, amortization, restructuring charges and other closure costs and impairments of long-lived assets and investments, changes in fair value of redeemable preferred stock embedded derivative, acquisition and integration costs, CEO separation related costs, and accounts receivable factoring fees. We use adjusted EBITDA as an important indicator of the operating performance of our business. Adjusted EBITDA is used in our internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors and evaluating short-term and long-term operating trends in our operations. We believe the adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace and to establish operational goals. Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with U.S. GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies.

The following table reconciles our net sales, the most directly comparable U.S. GAAP financial measure, to our value added sales:

	Three Months Ended
	March 31, 2019	March 31, 2018
(Dollars in thousands)
Net sales	$357,693	$386,448
Less: aluminum value and outside service provider costs	(164,891)	(179,011)
Value added sales	$192,802	$207,437

The following table reconciles our net income, the most directly comparable U.S. GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended
	March 31, 2019	March 31, 2018
(Dollars in thousands)
Net income	$1,950	$10,317
Interest expense, net	11,873	11,857
Income tax provision	4,943	3,370
Depreciation	16,554	17,526
Amortization	6,777	6,827
Acquisition, integration and factoring fees (1)	1,749	3,204
Change in fair value of redeemable preferred stock embedded derivative	(626)	(898)
Adjusted EBITDA	$43,220	$52,203
Adjusted EBITDA as a percentage of net sales	12.1%	13.5%
Adjusted EBITDA as a percentage of value added sales	22.4%	25.2%

(1)

In the first quarter of 2019, we incurred approximately $0.5 million in integration costs, $0.8 million of restructuring costs and $0.4 million of AR factoring fees. In the first quarter of 2018, we incurred approximately $2.3 million in integration costs and $0.9 million of restructuring costs.

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

Also see Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2018 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. We have business operations in the United States, Mexico, Germany and Poland. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions.

In accordance with our corporate risk management policies, we may enter into foreign currency forward, swap and option contracts with financial institutions to mitigate foreign currency exposures associated with certain existing assets and liabilities, firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our Peso, Zloty and Euro foreign exchange exposure, for up to approximately 48 months. We do not use derivative contracts for trading, market-making, or speculative purposes. For additional information on our derivatives, refer to Note 4, “Derivative Financial Instruments” in the notes to these condensed consolidated financial statements.

At March 31, 2019, the net fair value asset of foreign currency exchange derivatives with an aggregate notional value of $545.0 million was $4.7 million. The potential loss in fair value of such financial instruments from a 10 percent adverse change in foreign currency exchange rates would be $33.9 million at March 31, 2019.

In addition to operational foreign currency exposure, we have issued notes with a face value of 250 million Euro maturing June 15, 2025. The potential loss from an increase in the fair value of this liability from a 10 percent increase in foreign currency exchange rates would be $28.4 million.

Commodity Price Risk.  When market conditions warrant, we may enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. Our OEM customer contracts generally provide for price adjustment based on fluctuations in aluminum costs, however our European aftermarket customer contracts do not include such price adjustments. As a consequence, our European business has entered into forward contracts to hedge price fluctuations in its aluminum raw materials for the aftermarket business. At March 31, 2019, the fair value asset of forward contracts for aluminum with a notional value of $17.3 million was less than $0.1 million. The potential loss in fair value for such financial instruments from a 10 percent adverse change in aluminum prices would be $1.7 million at March 31, 2019. In addition, our North American business has entered into forward contracts to hedge fluctuations in natural gas prices. At March 31, 2019, the fair value liability of forward contracts for natural gas with a notional value of $2.8 million was $0.5 million. The potential loss in fair value for such financial instruments from a 10 percent adverse change in natural gas prices would be $0.3 million.

Interest Rate Risk.  At March 31, 2019, approximately $381.8 million of our debt bears interest at variable rates, currently 6.5 percent. A 100 basis point change in our rate would result in an increase or decrease in our interest expense of $3.8 million. We have entered into interest rate swaps exchanging floating for fixed rate interest payments in order to reduce interest rate volatility. At March 31, 2019 the fair value liability for interest rate swaps with a notional value of $290 million was $2.8 million. These swaps mature as follows: $30.0 million in September 30, 2019, $25.0 million in March 31, 2020, $35.0 million in December 31, 2020, $50 million September 30, 2022 and $150 million in December 31, 2022. In the future, we may again enter into interest rate swaps to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Also see Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” in Part II of our 2018 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Executive Chairman and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Executive Chairman and Chief Financial Officer concluded that, as of March 31, 2019 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, we believe all such matters are adequately provided for, covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position. See also under Item 1A, “Risk Factors - We are from time to time subject to litigation, which could adversely impact our financial condition or results of operations” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 1A. Risk Factors

See Part I—Item 1A— “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1

Executive Employment Agreement, dated March 28, 2019, between Superior Industries International, Inc. and Majdi B. Abulaban, including forms of award agreements to be granted under the Inducement Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 1, 2019).*

10.2

Executive Employment Agreement, dated February 1, 2019, between Superior Industries International, Inc. and Timothy C. McQuay (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 4, 2019).*

10.3

Separation Agreement and General Release of Claims, dated January 29, 2019, between Superior Industries International, Inc. and James Sistek (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018).*

10.4	Form of Superior Industries International, Inc. Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 1, 2019).*

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

32.1

Certification of Timothy C. McQuay, Executive Chairman, and Matti M. Masanovich, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section  1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document.***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Submitted electronically with the Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date: May 9, 2019	/s/ Timothy C. McQuay
Timothy C. McQuay Executive Chairman

Date: May 9, 2019	/s/ Matti M. Masanovich
Matti M. Masanovich Executive Vice President and Chief Financial Officer