Form 10-Q
period 2019-06-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2019-08-08
CIK 95552

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Number of shares of common stock outstanding as of August 3, 2019: 25,128,158

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
NET SALES	$352,499	$388,944	$710,192	$775,392
Cost of sales	312,504	335,385	637,075	671,842
GROSS PROFIT	39,995	53,559	73,117	103,550
Selling, general and administrative expenses	15,964	22,289	30,447	44,646
INCOME FROM OPERATIONS	24,031	31,270	42,670	58,904
Interest expense, net	(11,852)	(13,182)	(23,725)	(25,039)
Other income (expense), net	2,539	(570)	2,040	(3,558)
Change in fair value of redeemable preferred stock embedded derivative	93	(4,588)	719	(3,690)
INCOME BEFORE INCOME TAXES	14,811	12,930	21,704	26,617
Income tax provision	(7,541)	(4,795)	(12,484)	(8,165)
NET INCOME	$7,270	$8,135	$9,220	$18,452
EARNINGS (LOSS) PER SHARE – BASIC	$(0.04)	$(0.02)	$(0.27)	$0.05
EARNINGS (LOSS) PER SHARE – DILUTED	$(0.04)	$(0.02)	$(0.27)	$0.05

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$7,270	$8,135	$9,220	$18,452
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net of tax	8,033	(35,233)	684	(14,329)
Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	2,130	(22,566)	8,544	(4,894)
Tax (provision) benefit	(274)	4,577	(1,762)	815
Change in unrecognized gains (losses) on derivative instruments, net of tax	1,856	(17,989)	6,782	(4,079)
Defined benefit pension plan:
Amortization of actuarial loss	53	68	105	177
Tax provision	(11)	(24)	(22)	(46)
Pension changes, net of tax	42	44	83	131
Other comprehensive income (loss), net of tax	9,931	(53,178)	7,549	(18,277)
Comprehensive income (loss)	$17,201	$(45,043)	$16,769	$175

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$56,923	$47,464
Short-term investments	—	750
Accounts receivable, net	127,825	104,649
Inventories, net	177,981	175,578
Income taxes receivable	309	6,791
Other current assets	20,811	35,189
Total current assets	383,849	370,421
Property, plant and equipment, net	538,693	532,767
Non-current deferred income tax assets, net	38,346	42,105
Goodwill	289,831	291,434
Intangibles, net	154,666	168,369
Other non-current assets	62,505	46,520
Total assets	$1,467,890	$1,451,616
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128,980	$107,274
Short-term debt	3,741	3,052
Accrued expenses	66,646	65,662
Income taxes payable	3,106	2,475
Total current liabilities	202,473	178,463
Long-term debt (less current portion)	636,148	661,426
Embedded derivative liability	2,415	3,134
Non-current income tax liabilities	9,653	9,046
Non-current deferred income tax liabilities, net	18,249	18,664
Other non-current liabilities	63,233	49,306
Commitments and contingent liabilities (Note 18)	—	—
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized - 1,000,000 shares
Issued and outstanding - 150,000 shares outstanding at June 30, 2019 and December 31, 2018	152,498	144,463
European non-controlling redeemable equity	12,031	13,849
Shareholders’ equity:
Common stock, $0.01 par value
Authorized - 100,000,000 shares
Issued and outstanding – 25,114,598 and 25,019,237 shares at June 30, 2019 and December 31, 2018	89,532	87,723
Accumulated other comprehensive loss	(97,946)	(105,495)
Retained earnings	379,604	391,037
Total shareholders’ equity	371,190	373,265
Total liabilities, mezzanine equity and shareholders’ equity	$1,467,890	$1,451,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

Six Months Ended June 30,	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,220	$18,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,673	48,340
Income tax, non-cash changes	1,582	6,968
Stock-based compensation	1,917	1,712
Amortization of debt issuance costs	2,456	1,928
Other non-cash items	(1,630)	1,921
Changes in operating assets and liabilities:
Accounts receivable	(22,538)	(22,087)
Inventories	(2,660)	(16,240)
Other assets and liabilities	12,574	(7,635)
Accounts payable	10,655	(2,288)
Income taxes	11,382	(270)
NET CASH PROVIDED BY OPERATING ACTIVITIES	69,631	30,801
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(28,665)	(38,020)
Other investing activities	9,631	(118)
NET CASH USED IN INVESTING ACTIVITIES	(19,034)	(38,138)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt repayment	(24,183)	(3,614)
Cash dividends paid	(12,910)	(15,547)
Purchase of non-controlling redeemable shares	(1,411)	—
Payments related to tax withholdings for stock-based compensation	(108)	(605)
Proceeds from the exercise of stock options	—	68
Proceeds from borrowings on revolving credit facility	43,800	85,400
Repayments of borrowings on revolving credit facility	(43,800)	(85,400)
Other financing activities	(654)	—
NET CASH USED IN FINANCING ACTIVITIES	(39,266)	(19,698)
Effect of exchange rate changes on cash	(1,872)	(258)
Net increase (decrease) in cash and cash equivalents	9,459	(27,293)
Cash and cash equivalents at the beginning of the period	47,464	46,360
Cash and cash equivalents at the end of the period	$56,923	$19,067

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

For the six months ended June 30, 2018

(Unaudited)	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Non-controlling Interest	Total
BALANCE AT DECEMBER 31, 2017	24,917,025	$89,755	$(8,498)	$(5,257)	$(75,366)	$393,146	$51,943	$445,723
Net income	—	—	—	—	—	18,452	—	18,452
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	(4,079)	—	—	—	—	(4,079)
Change in employee benefit plans, net of taxes	—	—	—	131	—	—	—	131
Net foreign currency translation adjustment	—	—	—	—	(14,329)	—	—	(14,329)
Stock options exercised	4,500	68	—	—	—	—	—	68
Common stock issued, net of shares withheld for employee taxes	90,205	—	—	—	—	—	—	—
Stock-based compensation	—	1,107	—	—	—	—	—	1,107
Cash dividends declared ($0.09 per common share)	—	—	—	—	—	(4,845)	—	(4,845)
Redeemable preferred dividend (9% per preferred share and $0.09 per common share equivalent) and accretion	—	—	—	—	—	(16,204)	—	(16,204)
Reclassification to European non-controlling redeemable equity	—	—	—	—	—	—	(51,943)	(51,943)
Adjust European non-controlling redeemable equity to redemption value	—	(3,625)	—	—	—	—	—	(3,625)
European non-controlling redeemable equity dividend	—	—	—	—	—	(1,084)	—	(1,084)
BALANCE AT JUNE 30, 2018	25,011,730	$87,305	$(12,577)	$(5,126)	$(89,695)	$389,465	$—	$369,372

For the three months ended June 30, 2018

(Unaudited)	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Non-controlling Interest	Total
BALANCE AT MARCH 31, 2018	24,984,791	$86,259	$5,412	$(5,170)	$(54,462)	$392,241	$—	$424,280
Net income	—	—	—	—	—	8,135	—	8,135
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	(17,989)	—	—	—	—	(17,989)
Change in employee benefit plans, net of taxes	—	—	—	44	—	—	—	44
Net foreign currency translation adjustment	—	—	—	—	(35,233)	—	—	(35,233)
Stock options exercised	4,500	68	—	—	—	—	—	68
Common stock issued, net of shares withheld for employee taxes	22,439	—	—	—	—	—	—	—
Stock-based compensation	—	978	—	—	—	—	—	978
Cash dividends declared ($0.09 per common share)	—	—	—	—	—	(2,265)	—	(2,265)
Redeemable preferred dividend (9% per preferred share and $0.09 per common share equivalent) and accretion	—	—	—	—	—	(8,135)	—	(8,135)
European non-controlling redeemable equity dividend	—	—	—	—	—	(511)	—	(511)
BALANCE AT JUNE 30, 2018	25,011,730	$87,305	$(12,577)	$(5,126)	$(89,695)	$389,465	$—	$369,372

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

For the six months ended June 30, 2019

(Unaudited)	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2018	25,019,237	$87,723	$(3,205)	$(3,000)	$(99,290)	$391,037	$373,265
Net income	—	—	—	—	—	9,220	9,220
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	6,782	—	—	—	6,782
Change in employee benefit plans, net of taxes	—	—	—	83	—	—	83
Net foreign currency translation adjustment	—	—	—	—	684	—	684
Common stock issued, net of shares withheld for employee taxes	95,361	—	—	—	—	—	—
Stock-based compensation	—	1,809	—	—	—	—	1,809
Cash dividends declared ($0.09 per common share)	—	—	—	—	—	(4,582)	(4,582)
Redeemable preferred dividend (9% per preferred share and $0.09 per common share equivalent) and accretion	—	—	—	—	—	(15,688)	(15,688)
European non-controlling redeemable equity dividend	—	—	—	—	—	(383)	(383)
BALANCE AT JUNE 30, 2019	25,114,598	$89,532	$3,577	$(2,917)	$(98,606)	$379,604	$371,190

For the three months ended June 30, 2019

(Unaudited)	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT MARCH 31, 2019	25,073,360	$88,119	$1,721	$(2,959)	$(106,639)	$382,772	$363,014
Net income	—	—	—	—	—	7,270	7,270
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	1,856	—	—	—	1,856
Change in employee benefit plans, net of taxes	—	—	—	42	—	—	42
Net foreign currency translation adjustment	—	—	—	—	8,033	—	8,033
Common stock issued, net of shares withheld for employee taxes	41,238	—	—	—	—	—	—
Stock-based compensation	—	1,413	—	—	—	—	1,413
Cash dividends declared ($0.09 per common share)	—	—	—	—	—	(2,259)	(2,259)
Redeemable preferred dividend (9% per preferred share and $0.09 per common share equivalent) and accretion	—	—	—	—	—	(7,917)	(7,917)
European non-controlling redeemable equity dividend	—	—	—	—	—	(262)	(262)
BALANCE AT JUNE 30, 2019	25,114,598	$89,532	$3,577	$(2,917)	$(98,606)	$379,604	$371,190

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

Superior Industries International, Inc. (referred to herein as the “Company” or “we,” “us” and “our”) designs and manufactures aluminum wheels for sale to original equipment manufacturers (“OEMs”) and aftermarket customers. We are one of the largest suppliers of cast aluminum wheels to the world’s leading automobile and light truck manufacturers, with manufacturing operations in the United States, Mexico, Germany and Poland. Our OEM aluminum wheels are sold primarily for factory installation, as either standard equipment or optional equipment on vehicle models manufactured by BMW-Mini, Daimler AG Company (Mercedes-Benz, AMG, Smart), FCA, Ford, GM, Honda, Jaguar-Land Rover, Mazda, Nissan, PSA, Renault, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, Skoda, Porsche, Bentley) and Volvo. We also sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a global presence and influence with North American, European and Asian OEMs. We have determined that our North American and European operations should be treated as separate operating segments as further described in Note 5, “Business Segments.”

Presentation of Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for quarterly reports on Form 10-Q and U.S. GAAP and, in our opinion, contain all adjustments, of a normal and recurring nature, which are necessary for fair presentation of (i) the condensed consolidated income statements for the three and six month periods ended June 30, 2019 and June 30, 2018, (ii) the condensed consolidated statements of comprehensive income (loss) for the three and six month periods ended June 30, 2019 and June 30, 2018, (iii) the condensed consolidated balance sheets at June 30, 2019 and December 31, 2018, (iv) the condensed consolidated statements of cash flows for the six month periods ended June 30, 2019 and June 30, 2018, and (v) the condensed consolidated statements of shareholders’ equity for the three and six month periods ended June 30, 2019 and June 30, 2018. This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (“SEC”) in our 2018 Annual Report on Form 10-K.

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

Cash Paid for Interest and Taxes and Non-Cash Investing Activities

Cash paid for interest was $21.6 million and  $22.1 million for the six months ended June 30, 2019, and 2018, respectively. Net cash income taxes paid was $2.9 million and $0.9 million for the six months ended June 30, 2019, and 2018, respectively. As of June 30, 2019, and 2018, $18.1 million and $8.3 million, respectively, of equipment had been purchased but not yet paid for and is included in accounts payable and accrued expenses in our consolidated balance sheets.

New Accounting Standards

ASU 2016-02, Topic 842, “Leases.” Effective January 1, 2019, we adopted ASU 2016-02, ASC 842, “Leases,” the new lease accounting standard, using the optional transition approach. Adoption of the standard resulted in recognition of operating lease right-of-use (“ROU”) assets and lease liabilities of $18.2 million and $18.6 million, respectively, as well as a charge to eliminate previously deferred rent of $0.4 million, as of January 1, 2019. The ASU also requires lessees to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Under the optional transition approach, financial statements for prior periods have not been restated and the disclosures applicable under the previous standard will be included for those periods. In adopting the standard, the Company has adopted the package of practical expedients. As a consequence, the Company has not reassessed (1) whether existing or expired contracts contain leases under the new definition of a lease, (2) lease classification for expired or existing leases (finance vs. operating) and (3) whether previously capitalized initial direct costs qualify for capitalization under the new standard. In addition, the Company has also adopted an accounting policy to exclude leases of less than one year from capitalization.

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

Accounting Standards Issued But Not Yet Adopted

ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” The objective of the ASU is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the test. Step 2 measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill to the carrying amount. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted.  We are evaluating the impact this new standard will have on our financial statements and disclosures.

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

Restatement for Reclassification of Certain Foreign Currency Translation Adjustments

Subsequent to the issuance of the September 30, 2018 interim financial statements, the Company identified an error related to the classification of foreign currency translation adjustments associated with the European non-controlling redeemable equity within the June 30, 2018 and September 30, 2018 condensed consolidated statements of shareholders’ equity, condensed consolidated balance sheets, condensed consolidated income statements and condensed consolidated statements of comprehensive income. As a result, the amounts previously reported have been corrected as the Company has reclassified $2.9 million of European non-controlling redeemable equity translation adjustments from retained earnings to cumulative translation adjustment for the three and six month periods ended June 30, 2018. In addition, the basic and diluted earnings (loss) per share amounts for the three and six month periods ended June 30, 2018 have been corrected accordingly. The Company’s condensed consolidated statements of cash flows for the six month period ended June 30, 2018 were unaffected. Management evaluated the materiality of this misstatement from quantitative and qualitative perspectives and concluded it is not material to the prior period.

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Income Statements and Note 12 Earnings per Share
Earnings (loss) per share - Basic	$0.09	$(0.11)	$(0.02)	$0.16	$(0.11)	$0.05
Earnings (loss) per share - Diluted	0.09	(0.11)	(0.02)	0.16	(0.11)	0.05

Condensed Consolidated Statements of Comprehensive Income (Loss)
Foreign currency translation gain (loss), net of tax	$(38,084)	2,851	(35,233)	$(17,180)	2,851	(14,329)
Other comprehensive income (loss), net of tax	(56,029)	2,851	(53,178)	(21,128)	2,851	(18,277)
Comprehensive income (loss)	(47,894)	2,851	(45,043)	(2,676)	2,851	175

	Six Months Ended
	June 30, 2018
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statement of Shareholders' Equity
Cumulative Translation Adjustment:
Net foreign currency translation adjustment	$(17,180)	$2,851	$(14,329)
Cumulative translation adjustment balance at June 30, 2018	(92,546)	2,851	(89,695)
Retained Earnings:
European non-controlling redeemable equity translation adjustment	2,851	(2,851)	—
Retained earnings balance at June 30, 2018	392,316	(2,851)	389,465
Total Shareholders' Equity:
Net foreign currency translation adjustment	$(17,180)	$2,851	$(14,329)
European non-controlling redeemable equity translation adjustment	2,851	(2,851)	—
Total shareholders' equity balance at June 30, 2018	369,372		369,372

NOTE 2 – REVENUE

In accordance with ASC 606, “Revenue from Contracts with Customers,” the Company disaggregates revenue from contracts with customers into our operating segments, North America and Europe. Revenues by segment for the three and six months ended June 30, 2019 are summarized in Note 5, “Business Segments.”

The Company’s customer receivables and current and long-term contract liabilities balances as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

	June 30, 2019	December 31, 2018
Customer receivables	$115,396	$97,566
Contract liabilities—current	6,189	5,810
Contract liabilities—noncurrent	10,464	8,354

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

Derivative Financial Instruments

Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments using industry-standard valuation models such as discounted cash flow. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, commodity prices and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk. In certain cases, market data may not be available and we may use broker quotes and models to determine fair value. This includes situations where there is lack of liquidity for a particular currency or commodity or when the instrument is longer dated. The fair value measurements of the redeemable preferred stock embedded derivative are based upon Level 3 unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the liability – refer to Note 4, “Derivative Financial Instruments.”

Cash Surrender Value

We have an unfunded salary continuation plan, which was closed to new participants effective February 3, 2011. We purchased life insurance policies on certain participants to provide, in part, for future liabilities. In the second quarter of 2019, we terminated our life insurance policies in exchange for the cash surrender value of $7.6 million. We also received $0.6 million for death benefit claims.

The following tables categorize items measured at fair value at June 30, 2019 and December 31, 2018:

		Fair Value Measurement at Reporting Date Using
June 30, 2019		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$12,349	$—	$12,349	$—
Total	12,349	—	12,349	—
Liabilities
Derivative contracts	8,973	—	8,973	—
Embedded derivative liability	2,415	—	—	2,415
Total	$11,388	$—	$8,973	$2,415

		Fair Value Measurement at Reporting Date Using
December 31, 2018		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$750	$—	$750	$—
Cash surrender value	8,057	—	8,057	—
Derivative contracts	4,218	—	4,218	—
Total	13,025	—	13,025	—
Liabilities
Derivative contracts	8,836	—	8,836	—
Embedded derivative liability	3,134	—	—	3,134
Total	$11,970	$—	$8,836	$3,134

The following table summarizes the changes during 2019 and 2018 in the Level 3 fair value measurement of the embedded derivative liability relating to the redeemable preferred stock issued May 22, 2017 in connection with the acquisition of our European operations:

January 1, 2018 – June 30, 2019
(Dollars in thousands)
Beginning fair value - January 1, 2018	$4,685
Change in fair value of redeemable preferred stock embedded derivative liability	(3,480)
Effect of redeemable preferred stock modification	1,929
Ending fair value - December 31, 2018	3,134
Change in fair value of redeemable preferred stock embedded derivative liability	(719)
Ending fair value - June 30, 2019	$2,415

Debt Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices of these securities (Level 2 input based on the U.S. GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below:

	June 30, 2019	December 31, 2018
(Dollars in thousands)
Estimated aggregate fair value	$599,908	$624,943
Aggregate carrying value (1)	657,877	684,922

(1)	Long-term debt excluding the impact of unamortized debt issuance costs.

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

Redeemable Preferred Stock Embedded Derivative

We have determined that the conversion option embedded in our redeemable preferred stock is required to be accounted for separately from the redeemable preferred stock as a derivative liability. Separation of the conversion option as a derivative liability is required because its economic characteristics are considered more akin to an equity instrument and therefore the conversion option is not considered to be clearly and closely related to the economic characteristics of the redeemable preferred stock. The economic characteristics of the redeemable preferred stock are considered more akin to a debt instrument due to the fact that the shares are redeemable at the holder’s option, the redemption value is significantly greater than the face amount, the shares carry a fixed mandatory dividend and the stock price necessary to make conversion more attractive than redemption ($56.32) is significantly greater than the price at the date of issuance ($19.05), all of which led to the conclusion that redemption is more likely than conversion.

We also have determined that the embedded early redemption option upon the occurrence of a redemption event (e.g. change of control, etc.) must also be bifurcated and accounted for separately from the redeemable preferred stock, because the debt host contract involves a substantial discount (face of $150.0 million as compared to the redemption value of $300.0 million) and the redemption event would accelerate the holder’s option to redeem the shares (refer to Note 10, “Redeemable Preferred Stock”).

Accordingly, we have recorded an embedded derivative liability representing the combined fair value of the right of holders to receive common stock upon conversion of redeemable preferred stock at any time (the “conversion option”) and the right of the holders to exercise their early redemption option upon the occurrence of a redemption event (the “early redemption option”). The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the change in fair value of redeemable preferred stock embedded derivative financial statement line item of the Company’s condensed consolidated income statements (refer to Note 3, “Fair Value Measurements”).

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

The expected volatility of the Company’s common stock is estimated based on historical volatility. The assumed base case term used in the valuation model is the period remaining until September 14, 2025 (the earliest date at which the holder may exercise its unconditional redemption option). A number of other scenarios incorporate earlier redemption dates to address the possibility of early redemption upon the occurrence of a redemption event. The risk-free interest rate is based on the U.S. Treasury zero coupon yield with a remaining term equal to the expected term of the conversion and early redemption options. The significant assumptions utilized in the Company’s valuation of the embedded derivative at June 30, 2019 are as follows: valuation scenario terms between 2.50 and 6.21 years, volatility of 55.0 percent, risk-free rate of 1.7 percent to 1.8 percent related to the respective assumed terms, a risky bond rate of 20.9 percent and a dividend yield of 10.4 percent.

The following tables display the fair value of derivatives by balance sheet line item at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$5,665	$6,645	$56	$779
Foreign exchange forward contracts not designated as hedging instruments	5	—	251	—
Aluminum forward contracts designated as hedging instruments	—	—	681	—
Natural gas forward contracts designated as hedging instruments	—	34	557	242
Interest rate swaps designated as hedging instruments	—	—	1,855	4,552
Embedded derivative liability	—	—	—	2,415
Total derivative financial instruments	$5,670	$6,679	$3,400	$7,988

	December 31, 2018
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$2,599	$1,011	$659	$6,202
Foreign exchange forward contracts not designated as hedging instruments	333	—	207	—
Aluminum forward contracts designated as hedging instruments	—	—	927	—
Cross currency swap not designated as a hedging instrument	—	—	227	—
Natural gas forward contracts designated as hedging instruments	275	—	355	—
Interest rate swaps designated as hedging instruments	—	—	131	128
Embedded derivative liability	—	—	—	3,134
Total derivative financial instruments	$3,207	$1,011	$2,506	$9,464

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	June 30, 2019		December 31, 2018
	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$468,440	$11,475	$467,253	$(3,251)
Foreign exchange forward contracts not designated as hedging instruments	73,116	(246)	45,905	126
Aluminum forward contracts designated as hedging instruments	11,964	(681)	10,810	(927)
Cross currency swap not designated as a hedging instrument	—	—	12,151	(227)
Natural gas forward contracts designated as hedging instruments	6,313	(765)	2,165	(80)
Interest rate swaps designated as hedging instruments	290,000	(6,407)	90,000	(259)
Total derivative financial instruments	$849,833	$3,376	$628,284	$(4,618)

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

The following tables summarize the gain or loss recognized in AOCI as of June 30, 2019 and 2018, the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the three and six months ended June 30, 2019 and 2018:

Three months ended June 30, 2019	Amount of Gain or (Loss) Recognized in AOCI on Derivatives, net of tax	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative contracts	$1,856	$878	$56
Total	$1,856	$878	$56

Six months ended June 30, 2019	Amount of Gain or (Loss) Recognized in AOCI on Derivatives, net of tax	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative contracts	$6,782	$1,714	$1,740
Total	$6,782	$1,714	$1,740

Three months ended June 30, 2018	Amount of Gain or (Loss) Recognized in AOCI on Derivatives, net of tax	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative contracts	$(17,989)	$(539)	$435
Total	$(17,989)	$(539)	$435

Six months ended June 30, 2018	Amount of Gain or (Loss) Recognized in AOCI on Derivatives, net of tax	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative contracts	$(4,079)	$46	$(309)
Total	$(4,079)	$46	$(309)

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

(Dollars in thousands)	Net Sales		Income from Operations
Three months ended	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
North America	$180,402	$204,758	$11,827	$9,676
Europe	172,097	184,186	12,204	21,594
	$352,499	$388,944	$24,031	$31,270

(Dollars in thousands)	Depreciation and Amortization		Capital Expenditures
Three months ended	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
North America	$7,950	$8,603	$4,435	$8,565
Europe	15,392	15,384	10,838	6,781
	$23,342	$23,987	$15,273	$15,346

(Dollars in thousands)	Net Sales		Income from Operations
Six months ended	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
North America	$365,518	$408,908	$18,026	$23,461
Europe	344,674	366,484	24,644	35,443
	$710,192	$775,392	$42,670	$58,904

(Dollars in thousands)	Depreciation and Amortization		Capital Expenditures
Six months ended	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
North America	$15,816	$17,401	$10,563	$18,593
Europe	30,857	30,939	18,102	19,427
	$46,673	$48,340	$28,665	$38,020

(Dollars in thousands)	Property, Plant and Equipment, net		Goodwill and Intangible Assets
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
North America	$247,622	$249,791	$—	$—
Europe	291,071	282,976	444,497	459,803
	$538,693	$532,767	$444,497	$459,803

(Dollars in thousands)	Total Assets
	June 30, 2019	December 31, 2018
North America	$478,001	$484,682
Europe	989,889	966,934
	$1,467,890	$1,451,616

Geographic information

Net sales by geographic location are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
(Dollars in thousands)
Net sales:
U.S.	$26,466	$30,527	$54,722	$61,010
Mexico	153,936	174,231	310,796	347,898
Germany	57,189	70,968	121,237	142,193
Poland	114,908	113,218	223,437	224,291
Consolidated net sales	$352,499	$388,944	$710,192	$775,392

NOTE 6 - INVENTORIES

	June 30, 2019	December 31, 2018
(Dollars in thousands)
Raw materials	$50,474	$49,571
Work in process	45,948	42,886
Finished goods	81,559	83,121
Inventories, net	$177,981	$175,578

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $9.5 million and $8.9 million at June 30, 2019 and December 31, 2018, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

	June 30, 2019	December 31, 2018
(Dollars in thousands)
Land and buildings	$140,696	$140,471
Machinery and equipment	791,359	769,451
Leasehold improvements and other	13,435	12,883
Construction in progress	83,930	67,559
	1,029,420	990,364
Accumulated depreciation	(490,727)	(457,597)
Property, plant and equipment, net	$538,693	$532,767

Depreciation expense for the three and six months ended June 30, 2019 was $16.6 million and $33.2 million, respectively. Depreciation expense for the three and six months ended June 30, 2018 was $17.4 million and $34.9 million, respectively.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets and goodwill as of June 30, 2019 and December 31, 2018.

Six Months Ended June 30, 2019	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$(3,891)	$200	$5,309	3-4
Technology	15,000	(6,486)	335	8,849	2-4
Customer relationships	167,000	(43,723)	2,998	126,275	4-9
Total finite	191,000	(54,100)	3,533	140,433
Trade names	14,000	—	233	14,233	Indefinite
Total intangibles	$205,000	$(54,100)	$3,766	$154,666

Six Months Ended June 30, 2019	Beginning Balance	Currency Translation	Ending Balance
(Dollars in thousands)
Goodwill	$291,434	$(1,603)	$289,831

Year Ended December 31, 2018	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$(2,979)	$237	$6,258	4-5
Technology	15,000	(4,964)	394	10,430	3-5
Customer relationships	167,000	(33,468)	3,823	137,355	5-10
Total finite	191,000	(41,411)	4,454	154,043
Trade names	14,000	—	326	14,326	Indefinite
Total intangibles	$205,000	$(41,411)	$4,780	$168,369

	Beginning Balance	Currency Translation	Ending Balance
Year Ended December 31, 2018 (Dollars in thousands)
Goodwill	$304,805	$(13,371)	$291,434

Amortization expense for these intangible assets was $6.7 million and $6.4 million for the quarters ended June 30, 2019 and 2018, respectively. Amortization for the first half of the year was $13.5 million and $13.4 million for June 30, 2019 and 2018, respectively. The anticipated annual amortization expense for these intangible assets is $25.0 million for 2019 to 2021, $22.2 million for 2022 and $20.2 million for 2023.

NOTE 9 – DEBT

A summary of long-term debt and the related weighted average interest rates is shown below:

	June 30, 2019 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$378,800	$(11,731)	$367,069	6.4%
6.00% Senior Notes due 2025	261,579	(6,257)	255,322	6.0%
Other	15,164	—	15,164	2.2%
Capital Leases	2,334	—	2,334	2.8%
	$657,877	$(17,988)	639,889
Less: Current portion			(3,741)
Long-term debt			$636,148

	December 31, 2018 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$382,800	$(13,078)	$369,722	6.3%
6.00% Senior Notes due 2025	286,100	(7,366)	278,734	6.0%
Other	16,022	—	16,022	2.2%
	$684,922	$(20,444)	664,478
Less: Current portion			(3,052)
Long-term debt			$661,426

(1)	Unamortized portion

Senior Notes

On June 15, 2017, the Company issued 250.0 million Euro aggregate principal amount of 6.00% Senior Notes (the “Notes”) due June 15, 2025. Interest on the Notes is payable semiannually, on June 15 and December 15. The Company may redeem the Notes, in whole or in part, on or after June 15, 2020 at redemption prices of 103.000% and 101.500% of the principal amount thereof if the redemption occurs during the 12-month period beginning June 15, 2020 or 2021, respectively, and a redemption price of 100% of the principal amount thereof on or after June 15, 2022, in each case plus accrued and unpaid interest to, but not including, the applicable redemption date. In addition, the Company may redeem some or all of the Notes prior to June 15, 2020 at a price equal to 100.0% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest, if any, up to, but not including, the redemption date. Prior to June 15, 2020, the Company may redeem up to 40% of the aggregate principal amount of the Notes using the proceeds of certain equity offerings at a certain redemption price. If we experience a change of control or sell certain assets, the Company may be required to offer to purchase the Notes from the holders. The Notes are senior unsecured obligations ranking equally in right of payment with all of its existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness. The Notes are effectively subordinated in right of payment to the existing and future secured indebtedness of the Company, including the Senior Secured Credit Facilities (as defined below), to the extent of the assets securing such indebtedness.

During the second quarter of 2019, the Company opportunistically purchased Notes on the open market with a face value totaling $22.4 million (20.0 million Euro) for $19.4 million (17.4 million Euro). The associated carrying value of the Notes, net of allocable debt issuance cost, was $21.8 million, resulting in a net gain of $2.4 million, which is included in other income.

Guarantee

The Notes are unconditionally guaranteed by all material wholly-owned direct and indirect domestic restricted subsidiaries of the Company (the “Subsidiary Guarantors”), with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in adverse tax consequences.

Covenants

Subject to certain exceptions, the indenture governing the Notes contains restrictive covenants that, among other things, limit the ability of the Company and the Subsidiary Guarantors to: (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets or issue capital stock of restricted subsidiaries; (v) create liens; (vi) merge, consolidate, transfer or dispose of substantially all of their assets; and (vii) engage in certain transactions with affiliates. These covenants are subject to several important limitations and exceptions that are described in the indenture.

The indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal, premium, if any, and interest, when due; (ii) breach of covenants in the indenture; (iii) a failure to pay certain judgments; and (iv) certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Bank of New York Mellon, London Branch (“the Trustee”) or holders of at least 30% in principal amount of the then outstanding Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. These events of default are subject to several important qualifications, limitations and exceptions that are described in the indenture. As of June 30, 2019, the Company was in compliance with all covenants under the indenture governing the Notes.

Senior Secured Credit Facilities

On March 22, 2017, the Company entered into a senior secured credit agreement (the “Credit Agreement”) with Citibank, N.A, as Administrative Agent, Collateral Agent and Issuing Bank, JP Morgan Chase N.A., Royal Bank of Canada and Deutsche Bank A.G. New York Branch as Joint Lead Arrangers and Joint Book Runners, and the other lenders party thereto (collectively, the “Lenders”). The Credit Agreement consisted of a $400.0 million senior secured term loan facility (the “Term Loan Facility”), which matures on May 23, 2024, and a $160.0 million revolving credit facility maturing on May 23, 2022 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”).

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

Borrowings under the Term Loan Facility will bear interest at a rate equal to, at the Company’s option, either (a) LIBOR for the relevant interest period, with a floor of zero, plus an applicable rate of 4.00 percent or (b) a base rate, subject to a floor of 2.00 percent per annum, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50 percent and (3) LIBOR for an interest period of one month plus 1.00 percent, in each case, plus an applicable rate of 3.00 percent.

Borrowings under the Revolving Credit Facility initially bear interest at a rate equal to, at the Company’s option, either (a) LIBOR for the relevant interest period, with a floor of 1.00 percent per annum, plus an applicable rate of 3.50 percent or (b) a base rate, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the federal funds effective rate plus 0.50 percent and (3) LIBOR for an interest period of one month plus 1.00 percent, in each case, plus an applicable rate of 2.50 percent provided such rate may not be less than zero. The initial commitment fee for unused commitments under the Revolving Credit Facility shall be 0.50 percent. The applicable rates for borrowings under the Revolving Credit Facility and commitment fees for unused commitments under the Revolving Credit Facility are based upon the First Lien Net Leverage Ratio effective for the preceding quarter with LIBOR applicable rates between 3.50 percent and 3.00 percent, base rate applicable rates between 2.50 percent and 2.00 percent and commitment fees between 0.50 percent and 0.25 percent. Commitment fees are included in our consolidated financial statements line, interest expense.

As of June 30, 2019, the Company had repaid $21.2 million under the Term Loan Facility resulting in a balance of $378.8 million. The repayment of $3.0 million principal amount during the second quarter of 2019 included $2.0 million principal amount of initially unscheduled repayments. As of June 30, 2019, the Company had no outstanding borrowings under the Revolving Credit Facility and had outstanding letters of credit of $3.4 million and available unused commitments under this facility of $156.6 million.

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

In addition, the Credit Agreement contains customary default provisions, representations and warranties and other covenants. The Credit Agreement also contains a provision permitting the Lenders to accelerate the repayment of all loans outstanding under the Senior Secured Credit Facilities during an event of default. As of June 30, 2019, the Company was in compliance with all covenants under the Credit Agreement.

Acquisition Debt and European Credit Facility

In connection with the acquisition of Uniwheels, AG, the Company assumed $70.7 million of outstanding debt. At June 30, 2019,    $15.2 million of debt remained outstanding, of which $3.0 million was classified as current. The outstanding debt is related to equipment and bears interest at 2.2 percent.

During the second quarter of 2019, the Company amended its European revolving credit facility (the “European Credit Facility”), increasing the available borrowing limit from 30.0 million Euro to 45.0 million Euro and extending the term to May 22, 2022. At June 30, 2019, there were 44.6 million Euro of available funds under the European Credit Facility.  The credit facility bears interest at Euribor (with a floor of zero) plus a margin (ranging from 1.55 percent to 3.0 percent based on the net debt leverage ratio of Superior Industries Europe AG and its wholly owned subsidiaries, collectively “Superior Europe AG”), currently 1.55 percent. The annual commitment fee for unused commitments (ranging from 0.50 percent to 1.05 percent based on the net debt leverage ratio of Superior Europe AG), is currently 0.50 percent per annum. In addition, a monthly management fee is assessed equal to 0.07 percent of borrowings outstanding at month end. The commitment and management fees are both included in interest expense. Superior Europe AG has pledged substantially all of its assets, including land and buildings, receivables, inventory, and other moveable assets (other than collateral associated with the equipment loan) as collateral under the European Credit Facility.

The European Credit Facility is subject to a number of restrictive covenants that, among other things, restrict, subject to certain exceptions, the ability of  Superior Europe AG to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends or distributions, or repurchase our capital stock, prepay, redeem, or repurchase any subordinated indebtedness, and enter into agreements which limit our ability to incur liens on our assets. At June 30, 2019, Superior Europe AG was in compliance with all covenants under the European Credit Facility.

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

On November 7, 2018, the Company filed a Certificate of Correction to the Certificate of Designations for the preferred stock, which became effective upon filing and corrected the redemption date to September 14, 2025. This resulted in a modification of the redeemable preferred stock. As a result of the modification, the carrying value of the redeemable preferred stock decreased $17.2 million (which was credited to retained earnings, treated as a deemed dividend and is added back to compute earnings per share) and the period for accretion of the carrying value to the redemption value has been extended to September 14, 2025. The accretion has been adjusted to amortize the excess of the redemption value over the carrying value over the period through September 14, 2025. The accumulated accretion net of the modification adjustment as of June 30, 2019 is $17.1 million resulting in an adjusted redeemable preferred stock balance of $152.5 million.

NOTE 11 – EUROPEAN NON-CONTROLLING REDEEMABLE EQUITY

On May 30, 2017, the Company acquired 92.3 percent of the outstanding shares of Uniwheels, Inc. Subsequently, the Company commenced a delisting and associated tender offer for the remaining shares, increasing its ownership to 98.7 percent. On January 17, 2018, the Company entered into a Domination and Profit and Loss Transfer agreement (“DPLTA”) retroactively effective as of January 1, 2018 pursuant to which we offered to purchase the remaining outstanding shares at Euro 62.18. This price may be subject to change based on appraisal proceedings initiated by the minority shareholders which have not yet been concluded. The Company must also pay an annual dividend of Euro 3.23 as long as the DPLTA is in effect. For any shares tendered prior to the annual dividend payment, we must pay interest at a statutory rate, currently 4.12 percent, in place of the dividend. As a result, non-controlling interests with a carrying value of $51.9 million were reclassified from stockholders’ equity to mezzanine equity as of January 1, 2018 because non-controlling interests with redemption rights (not within the Company’s control) are considered redeemable and must be classified outside shareholders’ equity. In addition, the carrying value of the non-controlling interests must be adjusted to redemption value since they are currently redeemable. The following table summarizes the European non-controlling redeemable equity activity for the eighteen months ended June 30, 2019 (in thousands):

Balance at December 31, 2017	$—
Reclassification of non-controlling interests	51,943
Redemption value adjustment	3,625
Dividends accrued	1,512
Dividends paid	(964)
Translation adjustment	(3,219)
Purchase of shares	(39,048)
Balance at December 31, 2018	13,849
Dividends accrued	383
Dividends paid	(680)
Translation adjustment	(110)
Purchase of shares	(1,411)
Balance at June 30, 2019	$12,031

NOTE 12 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) attributable to Superior, after deducting preferred dividends and accretion and European non-controlling redeemable equity dividends, by the weighted average number of common shares outstanding. For purposes of calculating diluted earnings per share, the weighted average shares outstanding includes the dilutive effect of outstanding stock options and time and performance based restricted stock units under the treasury stock method. The redeemable preferred shares discussed in Note 10, “Redeemable Preferred Stock” are not included in the diluted earnings per share because the conversion would be anti-dilutive for the periods ended June 30, 2019 and June 30, 2018.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
(Dollars in thousands, except per share amounts)
Basic Earnings Per Share:
Reported net income	$7,270	$8,135	$9,220	$18,452
Less: Redeemable preferred stock dividends and accretion	(7,917)	(8,135)	(15,688)	(16,204)
Less: European non-controlling redeemable equity dividend	(262)	(511)	(383)	(1,084)
Basic numerator	$(909)	$(511)	$(6,851)	$1,164
Basic (loss) earnings per share	$(0.04)	$(0.02)	$(0.27)	$0.05
Weighted average shares outstanding-Basic	25,106	25,001	25,070	24,969
Diluted Earnings Per Share:
Reported net income	$7,270	$8,135	$9,220	$18,452
Less: Redeemable preferred stock dividends and accretion	(7,917)	(8,135)	(15,688)	(16,204)
Less: European non-controlling redeemable equity dividend	(262)	(511)	(383)	(1,084)
Diluted numerator	$(909)	$(511)	$(6,851)	$1,164
Diluted (loss) earnings per share	$(0.04)	$(0.02)	$(0.27)	$0.05
Weighted average shares outstanding-Basic	25,106	25,001	25,070	24,969
Dilutive effect of common share equivalents	—	—	—	39
Weighted average shares outstanding-Diluted	25,106	25,001	25,070	25,008

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

The income tax provision for the three and six months ended June 30, 2019, was $7.5 million and $12.5 million, respectively, resulting in an effective income tax rate of 50.9 percent and 57.5 percent, respectively. The effective tax rate was higher than the statutory rate primarily due to the United States taxation of foreign earnings under the Global Intangible Low-Tax Income (“GILTI”) provisions of the Act, and the recognition of a valuation allowance on forecasted non-deductible interest, offset with a benefit due to the mix of earnings among tax jurisdictions.

The income tax provision for the three and six months ended June 30, 2018, was $4.8 million and $8.2 million, respectively, resulting in an effective income tax rate of 37.1 percent and 30.7 percent, respectively. The effective tax rate for the three and six months ended June 30, 2018 was higher than the statutory rate primarily due to the United States taxation of foreign earnings under the GILTI provisions of the Act, offset in part by earnings in countries with tax rates lower than the U.S. statutory rate.

At June 30, 2019, the Company remains indefinitely reinvested with respect to its initial investment and any associated potential withholding tax on earnings of its non-U.S. subsidiaries subject to the transition tax, as well as with respect to future earnings that will primarily fund the operations of the subsidiaries.

NOTE 14 - LEASES

Effective January 1, 2019, we adopted ASU 2016-02, ASC 842, “Leases,” the new lease accounting standard, using the optional transition approach resulting in recognition of operating lease right-of-use (“ROU”) assets and lease liabilities of $18.2 million and $18.6 million, respectively, as well as a charge to eliminate previously deferred rent of $0.4 million.

The Company determines whether an arrangement is or contains a lease at the inception of the arrangement. Operating leases are included in other non-current assets, accrued expenses and other non-current liabilities in our condensed consolidated balance sheets. Finance leases are included in property, plant and equipment, net, short-term debt and long-term debt (less current portion) in our condensed consolidated balance sheets.

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

Lease expense, cash flow, operating and finance lease assets and liabilities, average lease term and average discount rate are as follows:

	June 30, 2019
	Three Months Ended	Six Months Ended
Lease Expense
Finance lease expense:
Amortization of right-of-use assets	$487	$1,003
Interest on lease liabilities	17	31
Operating lease expense	861	1,714
Total lease expense	$1,365	$2,748

Cash Flow Components
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$17	$31
Operating cash outflows from operating leases	$835	1,663
Financing cash outflows from finance leases	$329	654
Right-of-use assets obtained in exchange for new finance lease liabilities, net of terminations	$(45)	511
Right-of-use assets obtained in exchange for operating lease liabilities (including adoption impact of $18.2 million)	$56	18,341

	June 30, 2019
Balance Sheet Information
Operating leases:
Other non-current assets	$16,903
Accrued liabilities	$(2,760)
Other non-current liabilities	(14,554)
Total operating lease liabilities	$(17,314)

Finance leases:
Property and equipment gross	$4,612
Accumulated depreciation	(1,673)
Property and equipment, net	$2,939
Current portion of long-term debt	$(708)
Long-term debt	(1,626)
Total finance lease liabilities	$(2,334)

Lease Term and Discount Rates
Weighted-average remaining lease term - finance leases (years)	2.6
Weighted-average remaining lease term - operating leases (years)	7.3
Weighted-average discount rate - finance leases	2.8%
Weighted-average discount rate - operating leases	4.0%

Summarized future minimum payments under our leases are as follows:

	June 30,
	2019
	Finance Leases	Operating Leases
Lease Maturities (in thousands)
Six remaining months of 2019	$857	$1,743
2020	836	3,282
2021	461	2,880
2022	238	2,458
2023	12	2,197
Thereafter	—	7,052
Total	2,404	19,612
Less: Imputed interest	(70)	(2,298)
Total lease liabilities, net of interest	$2,334	$17,314

	December 31,
	2018
	Operating Leases
Lease Maturities (in thousands)
2019	4,249
2020	3,232
2021	2,870
2022	2,635
2023	2,346
Thereafter	7,647
Total	$22,979

Note: The 2018 disclosure includes certain non-lease components that have been excluded from our ASC 842 accounting and disclosures for 2019.

NOTE 15 – RETIREMENT PLANS

We have an unfunded salary continuation plan covering certain directors, officers and other key members of management. Subject to certain vesting requirements, the plan provides for a benefit based on final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. The plan was closed to new participants effective February 3, 2011. We purchased life insurance policies on certain participants to provide in part for future liabilities. Cash surrender value of these policies, totaling $8.1 million, are included in other non-current assets in the Company’s condensed consolidated balance sheets at December 31, 2018. In the second quarter, we terminated our life insurance policies in exchange for the cash surrender value of $7.6 million. We also received $0.6 million for death benefits claims.

For the six months ended June 30, 2019, payments to retirees or their beneficiaries totaled approximately $0.7 million. We presently anticipate benefit payments in 2019 to total approximately $1.4 million. The following table summarizes the components of net periodic pension cost for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
(Dollars in thousands)
Interest cost	$286	$272	$572	$543
Net amortization	52	109	104	219
Net periodic pension cost	$338	$381	$676	$762

NOTE 16 - STOCK-BASED COMPENSATION

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “Plan”) was approved by stockholders in May 2018. The Plan authorizes us to issue up to 4.35 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants. At June 30, 2019, there were 1.5 million shares available for future grants under this Plan. No more than 1.2 million shares may be used under the Plan as “full value” awards, which include restricted stock and performance units. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

Under the terms of the Plan, each year eligible participants are granted time value restricted stock units (“RSUs”), vesting ratably over a three-year period, and performance restricted stock units (“PSUs”), with three-year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the Company’s common stock, with accrued dividends.

Other Awards

On May 16, 2019 the Company granted the following equity awards to our new President and Chief Executive Officer in connection with the 2019 Inducement Grant Plan (the “Inducement Plan”): (i) an initial award consisting of (a) 666,667 PSUs at target, vesting in three approximately equal installments, to the extent the performance metrics are satisfied, during each of three performance periods and (b) 333,333 RSUs, vesting in approximately equal installments on February 28, 2020, 2021 and 2022; (ii) a 2019-2021 PSU grant, with the target number of 316,832 PSUs, which will vest to the extent the performance metrics are satisfied; and (iii) a 2019 RSU grant of 158,416 RSUs, vesting in approximately equal installments on February 28, 2020, 2021 and 2022. The PSU awards may be earned at up to 200% of target depending on the level of achievement of the performance metrics.

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price
Balance at December 31, 2018	183,726	$17.26	296,523	$19.1	59,000	$18.33
Granted	905,089	5.29	1,475,277	6.09	—	—
Settled	(83,937)	16.52	(31,081)	22.81	—	—
Forfeited or expired	(18,975)	15.79	(53,396)	18.02	—	—
Balance at June 30, 2019	985,903	$6.36	1,687,323	$7.68	59,000	$18.33
Vested or expected to vest at June 30, 2019	843,451	$6.45	1,349,429	$6.77	59,000	$18.33

Stock-based compensation expense was $1.4 million and $1 million for the three-month period ended June 30, 2019 and 2018, respectively. Stock-based compensation expense was $1.9 million and $1.7 million for the six-month period ended June 30, 2019 and 2018, respectively. Unrecognized stock-based compensation expense related to non-vested awards of $11.7 million is expected to be recognized over a weighted average period of approximately 2.1 years as of June 30, 2019.

NOTE 17 - COMMON STOCK REPURCHASE PROGRAMS

In January 2016, our Board of Directors approved a common stock repurchase program (the “Repurchase Program”), authorizing the repurchase of up to $50.0 million of our common stock. Under the Repurchase Program we have purchased $15.4 million, leaving a remaining authorization of $34.6 million, which we may repurchase from time to time on the open market or in private transactions. The timing and extent of the repurchases under the Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion. There were no repurchases under this program for the six months ended June 30, 2019.

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

NOTE 19 – RECEIVABLES FACTORING

The Company sells certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash provided by operating activities. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes. During the six months ended June 30, 2019, the Company sold trade receivables totaling $191.8 million and incurred factoring fees of $0.6 million, which are included in other expense, net. During the second quarter of 2019, the Company sold trade receivables totaling $80.1 million and incurred factoring fees of $0.2 million. The collective limit under our factoring arrangements is $97.5 million at any point in time. As of June 30, 2019, $66.6 million of receivables had been factored under the arrangements.

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

Executive Overview

Overview of Superior

Our principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEM”) in North America and Europe and aftermarket distributors in Europe. We employ approximately 8,000 employees, operating in nine manufacturing facilities in North America and Europe with a combined annual manufacturing capacity of approximately 21 million wheels. We believe we are the #1 North American aluminum wheel manufacturer, the #3 European aluminum wheel manufacturer and the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels account for approximately 93% of our sales and are primarily sold for factory installation on many vehicle models manufactured by BMW-Mini, Daimler AG Company (Mercedes-Benz, AMG, Smart), FCA, Ford, GM, Honda, Jaguar-Land Rover, Mazda, Nissan, PSA, Renault, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, Skoda, Porsche, Bentley) and Volvo. We also sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products but we have a global presence and diversified customer base consisting of North American, European and Asian OEMs. We continue to deliver on our strategic plan to be one of the leading light vehicle aluminum wheel suppliers globally, delivering innovative wheel solutions to our customers.

Our global reach encompasses sales to the ten largest OEMs in the world. The following chart shows our sales by customer for the six months ended June 30, 2019 and 2018.

Demand for our products is driven by light-vehicle production levels in North America and Europe and customer take rates on specific vehicle platforms. The majority of our customers’ wheel programs are awarded two to four years in advance. Our purchase orders with OEMs are typically specific to a particular vehicle model.

Overview of the Second Quarter of 2019

The following chart shows the operational performance in the quarter ended June 30, 2019 in comparison to June 30, 2018.

Results of Operations

	Three Months Ended
	June 30, 2019	June 30, 2018	Net Change
(Thousands of dollars, except per share amounts)
Net sales
North America	$180,402	$204,758	$(24,356)
Europe	172,097	184,186	(12,089)
Net sales	352,499	388,944	(36,445)
Cost of sales	312,504	335,385	(22,881)
Gross profit	39,995	53,559	(13,564)
Percentage of net sales	11.3%	13.8%	(2.5)%
Selling, general and administrative	15,964	22,289	6,325
Income from operations	24,031	31,270	(7,239)
Percentage of net sales	6.8%	8.0%	(1.2)%
Interest expense, net	(11,852)	(13,182)	1,330
Other income (expense), net	2,539	(570)	3,109
Change in fair value of redeemable preferred stock embedded derivative	93	(4,588)	4,681
Income tax provision	(7,541)	(4,795)	(2,746)
Net income	7,270	8,135	(865)
Percentage of net sales	2.1%	2.1%	—%
Diluted (loss) income per share	$(0.04)	$(0.02)	$(0.02)
Value added sales (1)	$193,646	$204,395	$(10,749)
Adjusted EBITDA (2)	$49,210	$57,232	$(8,022)
Percentage of net sales	14.0%	14.7%	(0.7)%
Percentage of value added sales	25.4%	28.0%	(2.6)%
Unit shipments in thousands	4,890	5,553	(663)

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

Shipments

Wheel unit shipments were 4.9 million for the second quarter of 2019 compared to unit shipments of 5.6 million in the prior year period, a decrease of 11.9 percent. The decrease occurred in both our North American and European operations and was driven by softer industry production levels, lower production at our key customers, reduced take rates and share in North America, and lower aftermarket volume in Europe, partially offset by increased OEM share in Europe.

Net Sales

Net sales for the second quarter of 2019 were $352.5 million, compared to net sales of $389.0 million for the same period in 2018.  The reduction in sales is primarily driven by reduced volumes in both our North American and European operations, lower aluminum prices and a weaker Euro, partially offset by improved product mix comprised of larger diameter wheels and premium finishes in both regions.

Cost of Sales

Cost of sales were $312.5 million for the second quarter of 2019 compared to cost of sales of $335.4 million for the same period in 2018. The decrease in cost of sales was primarily due to lower volumes in both our North American and European operations, lower aluminum prices and weaker foreign exchange, partially offset by higher aluminum content associated with larger diameter wheels and higher utility costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2019 were $16.0 million, or 4.5 percent of net sales, compared to SG&A expense of $22.3 million, or 5.7 percent of net sales for the same period in 2018.  The decrease is primarily due to a reduction in acquisition and integration expenses, the alignment of reporting for SG&A between our North American and European operations, and actions to align costs with current industry production levels.

Net Interest Expense

Net interest expense for the second quarter of 2019 was $11.9 million compared to net interest expense of $13.2 million for the same period in 2018.  The reduction in interest expense was primarily due to the 2018 repricing of the Company’s term loan facility and reduced interest expense on our Senior Notes, resulting from a devaluation of the Euro.

Other Income (Expense)

Other income was $2.5 million for the second quarter of 2019 compared to other expense of $0.6 million for the same period in 2018. The increase in other income was primarily driven by a $2.4 million gain on the early extinguishment of a portion of our Senior Notes in the second quarter of 2019.

Change in Fair Value of Redeemable Preferred Stock Embedded Derivative

The change in fair value of our redeemable preferred stock embedded derivative for the second quarter of 2019 was insignificant compared to the $4.6 million loss in the same period of 2018, which was primarily due to an increase in our stock price during the second quarter of 2018.

Income Tax Provision

The income tax provision for quarter ended June 30, 2019 was $7.5 million on a pre-tax income of $14.8 million, representing an effective income tax rate of 50.9%.  The tax provision amount is primarily due to the effects of U.S. taxation of foreign earnings, under Global Intangible Low-Tax Income (“GILTI”) provisions of tax reform, and a forecasted valuation allowance on non-deductible interest, partially offset by a benefit due to the mix of earnings among tax jurisdictions. The income tax provision for the quarter ended June 30, 2018 was $4.8 million on pre-tax income of $12.9 million, representing an effective income tax rate of 37.1 percent.

Net Income

Net income for the second quarter of 2019 was $7.3 million, or a loss of $0.04 per diluted share, compared to net income of $8.1 million, or a loss of $0.02 per diluted share for the same period in 2018.

Segment Sales and Income from Operations

	Three Months Ended
	June 30, 2019	June 30, 2018	Change
(Dollars in thousands)
Selected data
Net sales
North America	$180,402	$204,758	$(24,356)
Europe	172,097	184,186	(12,089)
Total net sales	$352,499	$388,944	$(36,445)
Income from operations
North America	$11,827	$9,676	$2,151
Europe	12,204	21,594	(9,390)
Total income from operations	$24,031	$31,270	$(7,239)

North America

Net sales for our North American segment for the second quarter of 2019 decreased 11.9 percent, compared to the same period in 2018 primarily due to a 15.8 percent decrease in volumes and lower aluminum prices, partially offset by improved product mix comprised of larger diameter wheels and premium wheel finishes. The decline in unit shipments was primarily due to lower sales to Ford, Nissan, FCA and Toyota; partially offset by increased sales to GM and Subaru. U.S. and Mexico sales as a percentage of North America total sales were approximately 14.7 percent and 85.3 percent, respectively, for the quarter ended June 30, 2019, which compares to 14.9 percent and 85.1 percent for the prior year period. North American segment income from operations increased for the three months ended June 30, 2019 primarily due to favorable material costs, foreign exchange and product mix, partially offset by a reduction in volumes.

Europe

Net sales for our European segment for the second quarter of 2019 decreased 6.6 percent, compared to the same period in 2018, primarily due to 7.5 percent decrease in volumes, a weaker Euro and lower aluminum prices, partially offset by an increase in the sales mix of higher diameter wheels and premium finishes. European segment sales in Germany and Poland were approximately 33.2 percent and 66.8 percent, respectively, during the quarter ended June 30, 2019, which compares to 38.5 percent and 61.5 percent for the prior period. European segment income from operations for the second quarter in 2019 decreased primarily due to lower volumes, higher energy costs and unfavorable Euro foreign exchange effects, partially offset by favorable mix.

Overview of the First Half of 2019

The following chart shows the operational performance in the six months ended June 30, 2019 in comparison to June 30, 2018.

Results of Operations

	Six Months Ended
	June 30, 2019	June 30, 2018	Net Change
(Thousands of dollars, except per share amounts)
Net sales
North America	$365,518	$408,908	$(43,390)
Europe	344,674	366,484	(21,810)
Net sales	710,192	775,392	(65,200)
Cost of sales	637,075	671,842	34,767
Gross profit	73,117	103,550	(30,433)
Percentage of net sales	10.3%	13.4%	(3.1)%
Selling, general and administrative	30,447	44,646	14,199
Income from operations	42,670	58,904	(16,234)
Percentage of net sales	6.0%	7.6%	(1.6)%
Interest expense, net	(23,725)	(25,039)	1,314
Other income (expense), net	2,040	(3,558)	5,598
Change in fair value of redeemable preferred stock embedded derivative	719	(3,690)	4,409
Income tax provision	(12,484)	(8,165)	(4,319)
Net income	9,220	18,452	(9,232)
Percentage of net sales	1.3%	2.4%	(1.1)%
Diluted (loss) income per share	$(0.27)	$0.05	$(0.32)
Value added sales (1)	$386,448	$411,831	$(25,383)
Adjusted EBITDA (2)	$92,430	$109,436	$(17,006)
Percentage of net sales	13.0%	14.1%	(1.1)%
Percentage of value added sales	23.9%	26.6%	(2.7)%
Unit shipments in thousands	9,929	11,090	(1,161)

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

Shipments

Wheel unit shipments were 9.9 million for the first half of 2019 compared to unit shipments of 11.1 million in the prior year period, a decrease of 10.5 percent. The decrease occurred in both our North American and European operations and was driven by softer industry production levels, lower production at our key customers, reduced take rates and share in North America, and lower aftermarket volume in Europe, partially offset by increased OEM share in Europe.

Net Sales

Net sales for the first half of 2019 were $710.2 million, compared to net sales of $775.4 million for the same period in 2018.  The reduction in sales is primarily driven by reduced volumes in both our North American and European operations, lower aluminum prices and a weaker Euro, partially offset by improved product mix comprised of larger diameter wheels and premium finishes in both regions.

Cost of Sales

Cost of sales were $637.1 million for the first half of 2019 compared to cost of sales of $671.8 million for the same period in 2018. The decrease in cost of sales was primarily due to lower volumes in both our North American and European operations, lower aluminum prices and weaker foreign exchange, partially offset by higher aluminum content associated with larger diameter wheels and higher utility costs.

Selling, General and Administrative Expenses

SG&A expenses for the first half of 2019 were $30.4 million, or 4.3 percent of net sales, compared to SG&A of $44.6 million, or 5.8 percent of net sales for the same period in 2018.  The decrease is primarily due to a reduction in acquisition and integration expenses, the alignment of reporting for SG&A between our North American and European operations, and actions to align costs with current industry production levels.

Net Interest Expense

Net interest expense for the first half of 2019 was $23.7 million compared to interest expense of $25.0 million for the same period in 2018. The reduction in interest expense was primarily due to the 2018 repricing of the Company’s term loan facility and reduced interest expense on our Senior Notes, resulting from a devaluation of the Euro.

Other Income (Expense)

Other income was $2.0 million for the first half of 2019 compared to other expense of $3.6 million for the same period in 2018.  The increase in other income was primarily driven by a $2.4 million gain on the early extinguishment of a portion of our Senior Notes in 2019.

Change in Fair Value of Redeemable Preferred Stock Embedded Derivative

The change in fair value of the redeemable preferred stock embedded derivative for the first half of 2019 was a $0.7 million benefit compared to a $3.7 million loss for the same period in 2018, which was primarily due to an increase in our stock price during the second quarter in 2018.

Income Tax Provision

The income tax provision for the six months ended June 30, 2019 was $12.5 million on a pre-tax income of $21.7 million, representing an effective income tax rate of 57.5%.  The tax provision amount is primarily due to the effects of U.S. taxation of foreign earnings, under Global Intangible Low-Tax Income (“GILTI”) provisions of tax reform, and a forecasted valuation allowance on non-deductible interest, partially offset with a benefit due to the mix of earnings among tax jurisdictions. The income tax provision for the six months ended June 30, 2018 was $8.2 million on pre-tax income of $26.6 million, representing an effective income tax rate of 30.7 percent.

Net Income

Net income for the first half of 2019 was $9.2 million, or a loss of $0.27 per diluted share, compared to net income of $18.4 million, or income of $0.05 per diluted share for the same period in 2018.

Segment Sales and Income from Operations

	Six Months Ended
	June 30, 2019	June 30, 2018	Change
(Dollars in thousands)
Selected data
Net sales
North America	$365,518	$408,908	$(43,390)
Europe	344,674	366,484	(21,810)
Total net sales	$710,192	$775,392	$(65,200)
Income from operations
North America	$18,026	$23,461	$(5,435)
Europe	24,644	35,443	(10,799)
Total income from operations	$42,670	$58,904	$(16,234)

North America

Net sales for our North American segment for the first six months of 2019 decreased 10.6 percent, compared to the same period in 2018, primarily due to a 14.7 percent decrease in volumes and lower aluminum prices, partially offset by improved product mix comprised of larger diameter wheels and premium wheel finishes. The decline in unit shipments was primarily due to lower sales to Ford, Nissan, FCA and Toyota; partially offset by increased sales to GM and Subaru.  U.S. and Mexico sales as a percentage of North America total sales were approximately 15.0 percent and 85.0 percent, respectively, for year-to-date June 30, 2019, which compares to 14.9 percent and 85.1 percent for the prior year period. North American segment income from operations decreased for the first six months of 2019 due primarily to reduction in volumes and increased energy and outside service provider costs, partially offset by favorable foreign exchange and product mix.

Europe

Net sales for our European segment for the first six months of 2019 decreased 6.0 percent, compared to the same period in 2018, primarily due to a 5.5 percent decrease in volumes, a weaker Euro and lower aluminum prices, partially offset by improved product mix comprised of higher diameter wheels and premium wheel finishes. European segment sales between Germany and Poland were approximately 35.2 percent and 64.8 percent, respectively, during the first six months of 2019, which compares to 38.8 percent and 61.2 percent for the first six months of 2018. European segment income from operations for six months ended June 30, 2019 decreased primarily due to lower volumes, negative foreign exchange effects from the Euro and higher energy costs, partially offset by favorable mix.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity primarily include cash, cash equivalents and short-term investments, net cash provided by operating activities, and borrowings under available debt facilities, factoring arrangements for trade receivables and, from time to time, other external sources of funds. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $181.4 million and 1.9:1, respectively, at June 30, 2019, versus $192.0 million and 2.1:1 at December 31, 2018. As of June 30, 2019, our cash, cash equivalents and short-term investments totaled $56.9 million compared to $48.2 million at December 31, 2018.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, debt facilities, cash equivalents and short-term investments, and we believe these sources will continue to meet our capital requirements in the foreseeable future.

In connection with the acquisition of our European operations, we entered into several debt and equity financing arrangements during 2017. On March 22, 2017, we entered into a senior secured credit agreement (the “Credit Agreement”) consisting of a $400.0 million senior secured term loan facility (the “Term Loan Facility”) and a $160.0 million revolving credit facility. On May 22, 2017, we issued 150,000 shares of redeemable preferred stock to TPG Growth III Sidewall, L.P. (“TPG”) for an aggregate purchase price of $150.0 million. On June 15, 2017, we issued 250.0 million Euro aggregate principal amount of 6.00% Senior Notes (the “Notes”) due June 15, 2025. In addition, as a part of our European business acquisition, we assumed $70.7 million of outstanding debt. At June 30, 2019, balances outstanding under the Term Loan Facility, Notes, and an equipment loan were $378.8 million, $261.6 million, $15.2 million, respectively. At June 30, 2019, we had total available liquidity of $264.2 million, which consisted of $56.9 million in cash and cash equivalents, $156.6 million of unused revolving credit facility commitments and 44.6 million Euro available under our European business line of credit.

During the second quarter of 2019, the Company amended its European revolving credit facility (the “European Credit Facility”), increasing the available borrowing limit from 30.0 million Euro to 45.0 million Euro and extending the term to May 22, 2022. At June 30, 2019, there were 44.6 million Euro of available funds under the European Credit Facility.

The following table summarizes the cash flows from operating, investing and financing activities as reflected in the consolidated statements of cash flows.

Six Months Ended June 30,	2019	2018	Change
(Thousands of dollars)
Net cash provided by operating activities	$69,631	$30,801	$38,830
Net cash used in investing activities	(19,034)	(38,138)	19,104
Net cash used in financing activities	(39,266)	(19,698)	(19,568)
Effect of exchange rate changes on cash	(1,872)	(258)	(1,614)
Net increase (decrease) in cash and cash equivalents	$9,459	$(27,293)	$36,752

Operating Activities

Net cash provided by operating activities was $69.6 million for the first six months of 2019 and $30.8 million for the first six months of 2018. The increase in cash flow provided by operating activities was mainly due to reductions in inventory caused by reduced production volumes and aluminum pricing, as well as reductions in aluminum prepayments and increases in payables due to improved terms with aluminum suppliers.

Investing Activities

Net cash used in investing activities was $19.0 million for the first half of 2019 compared to $38.1 million for the same quarter in 2018. Net cash used in investing activities was lower in 2019 due to the reduction in capital expenditures, as well as cash proceeds received upon termination of certain life insurance policies.

Financing Activities

Net cash used in financing activities was $39.3 million for the first six months of 2019 compared to $19.7 million for the same time period in 2018. This increase was primarily due to the early extinguishment of a portion of our Senior Notes in the second quarter of 2019.

Off-Balance Sheet Arrangements

As of June 30, 2019 we had no significant off-balance sheet arrangements other than factoring of $66.6 million of our trade receivables.

Non-GAAP Financial Measures

In this quarterly report, we discuss two important measures that are not calculated according to U.S. GAAP, value added sales and adjusted EBITDA.

Value added sales is a key measure that is not calculated according to U.S. GAAP. In the discussion of operating results, we provide information regarding value added sales. Value added sales represents net sales less the value of aluminum and services provided by outsourced service providers (“OSP”) that are included in net sales. As discussed further below, arrangements with our customers allow us to pass on changes in aluminum prices; therefore, fluctuations in underlying aluminum price generally does not directly impact our profitability. Accordingly, value added sales is worthy of being highlighted for the benefit of users of our financial statements. Our intent is to allow users of the financial statements to consider our net sales information both with and without the aluminum and OSP cost components. Management utilizes value added sales as a key metric to determine growth of the Company because it eliminates the volatility of aluminum prices.

Adjusted EBITDA is a key measure that is not calculated according to U.S. GAAP. Adjusted EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, amortization, restructuring charges and other closure costs and impairments of long-lived assets and investments, changes in fair value of redeemable preferred stock embedded derivative, acquisition and integration costs, certain hiring and separation related costs, gains associated with early debt extinguishment and accounts receivable factoring fees. We use adjusted EBITDA as an important indicator of the operating performance of our business. Adjusted EBITDA is used in our internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors and evaluating short-term and long-term operating trends in our operations. We believe the adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace and to establish operational goals. Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with U.S. GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies.

The following table reconciles our net sales, the most directly comparable U.S. GAAP financial measure, to our value added sales:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
(Dollars in thousands)
Net sales	$352,499	$388,944	$710,192	$775,392
Less: aluminum value and outside service provider costs	(158,853)	(184,549)	(323,744)	(363,561)
Value added sales	$193,646	$204,395	$386,448	$411,831

The following table reconciles our net income, the most directly comparable U.S. GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
(Dollars in thousands)
Net income	$7,270	$8,135	$9,220	$18,452
Interest expense, net	11,852	13,182	23,725	25,039
Income tax provision	7,541	4,795	12,484	8,165
Depreciation	16,637	17,365	33,191	34,891
Amortization	6,705	6,621	13,482	13,449
Acquisition, integration, hiring and separation costs, debt extinguishment gains and factoring fees (1)	(702)	2,546	1,047	5,750
Change in fair value of redeemable preferred stock embedded derivative liability	(93)	4,588	(719)	3,690
Adjusted EBITDA	$49,210	$57,232	$92,430	$109,436
Adjusted EBITDA as a percentage of net sales	14.0%	14.7%	13.0%	14.1%
Adjusted EBITDA as a percentage of value added sales	25.4%	28.0%	23.9%	26.6%

(1)

In the second quarter of 2019, we incurred approximately $1.4 million of hiring and separation costs, $0.2 million of accounts receivable factoring fees, $0.1 million of integration costs and $2.4 million of gains on extinguishment of debt. In the second quarter of 2018, we incurred approximately $1.3 million in restructuring costs and $1.2 million in integration costs. In the first half of 2019, we incurred approximately $0.6 million in integration costs, $2.2 million of restructuring costs, $0.6 million of accounts receivable factoring fees and $2.4 million of gains on extinguishment of debt. In the first half of 2018, we incurred approximately $2.2 million in restructuring costs and $3.5 million in integration costs.

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

At June 30, 2019, the net fair value asset of foreign currency exchange derivatives with an aggregate notional value of $541.6 million was $11.2 million. The potential loss in fair value of such financial instruments from a 10 percent adverse change in foreign currency exchange rates would be $56.9 million at June 30, 2019.

Interest Rate Risk.  At June 30, 2019, approximately $378.8 million of our debt bears interest at variable rates, currently 6.4 percent. A 100 basis point change in our rate would result in an increase or decrease in our interest expense of $3.8 million. We have entered into interest rate swaps exchanging floating for fixed rate interest payments in order to reduce interest rate volatility. At June 30, 2019 the fair value liability for interest rate swaps with a notional value of $290 million was $6.4 million. These swaps mature as follows: $30.0 million in September 30, 2019, $25.0 million in March 31, 2020, $35.0 million in December 31, 2020, $50 million September 30, 2022 and $150 million in December 31, 2022. In the future, we may again enter into interest rate swaps to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Also see Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” in Part II of our 2018 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.2	Form of Superior Industries International, Inc. Indemnification Agreement. **

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

32.1

Certification of Majdi B. Abulaban, President and Chief Executive Officer, and Matti M. Masanovich, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date: August 8, 2019	/s/ Majdi B. Abulaban
Majdi B. Abulaban President and Chief Executive Officer

Date: August 8, 2019	/s/ Matti M. Masanovich
Matti M. Masanovich Executive Vice President and Chief Financial Officer