Form 10-Q
period 2019-09-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2019-11-04
CIK 95552

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Number of shares of common stock outstanding as of October 30, 2019: 25,128,158

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
NET SALES	$352,014	$347,612	$1,062,206	$1,123,004
Cost of sales	335,967	323,939	973,042	995,781
GROSS PROFIT	16,047	23,673	89,164	127,223
Selling, general and administrative expenses	16,290	15,985	46,737	60,631
INCOME (LOSS) FROM OPERATIONS	(243)	7,688	42,427	66,592
Interest expense, net	(11,807)	(12,378)	(35,532)	(37,417)
Other income (expense), net	1,676	(3,238)	3,716	(6,796)
Change in fair value of redeemable preferred stock embedded derivative	(1,042)	214	(323)	(3,476)
INCOME (LOSS) BEFORE INCOME TAXES	(11,416)	(7,714)	10,288	18,903
Income tax (provision) benefit	4,785	7,051	(7,699)	(1,114)
NET INCOME (LOSS)	$(6,631)	$(663)	$2,589	$17,789
LOSS PER SHARE – BASIC	$(0.57)	$(0.37)	$(0.84)	$(0.32)
LOSS PER SHARE – DILUTED	$(0.57)	$(0.37)	$(0.84)	$(0.32)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income (loss)	$(6,631)	$(663)	$2,589	$17,789
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net of tax	(22,143)	4,313	(21,459)	(10,016)
Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	(10,406)	22,018	(1,862)	17,124
Tax (provision) benefit	2,104	(4,495)	342	(3,680)
Change in unrecognized gains (losses) on derivative instruments, net of tax	(8,302)	17,523	(1,520)	13,444
Defined benefit pension plan:
Amortization of actuarial loss	50	147	155	324
Tax provision	(11)	(23)	(33)	(69)
Pension changes, net of tax	39	124	122	255
Other comprehensive income (loss), net of tax	(30,406)	21,960	(22,857)	3,683
Comprehensive income (loss)	$(37,037)	$21,297	$(20,268)	$21,472

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$49,308	$47,464
Short-term investments	—	750
Accounts receivable, net	131,790	104,649
Inventories, net	162,079	175,578
Income taxes receivable	2,151	6,791
Other current assets	20,832	35,189
Total current assets	366,160	370,421
Property, plant and equipment, net	516,892	532,767
Deferred income tax assets, net	42,329	42,105
Goodwill	278,543	291,434
Intangibles, net	142,689	168,369
Other non-current assets	56,749	46,520
Total assets	$1,403,362	$1,451,616
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$124,402	$107,274
Short-term debt	3,300	3,052
Accrued expenses	71,230	65,662
Income taxes payable	1,441	2,475
Total current liabilities	200,373	178,463
Long-term debt (less current portion)	614,682	661,426
Embedded derivative liability	3,457	3,134
Non-current income tax liabilities	9,583	9,046
Deferred income tax liabilities, net	15,465	18,664
Other non-current liabilities	65,768	49,306
Commitments and contingent liabilities (Note 18)	—	—
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized - 1,000,000 shares
Issued and outstanding – 150,000 shares outstanding at September 30, 2019 and December 31, 2018	156,682	144,463
European non-controlling redeemable equity	9,136	13,849
Shareholders’ equity:
Common stock, $0.01 par value
Authorized - 100,000,000 shares
Issued and outstanding – 25,128,158 and 25,019,237 shares at September 30, 2019 and December 31, 2018	91,310	87,723
Accumulated other comprehensive loss	(128,352)	(105,495)
Retained earnings	365,258	391,037
Total shareholders’ equity	328,216	373,265
Total liabilities, mezzanine equity and shareholders’ equity	$1,403,362	$1,451,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

Nine Months Ended September 30,	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,589	$17,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,500	71,932
Income tax, non-cash changes	(3,472)	4,422
Stock-based compensation	3,695	2,960
Amortization of debt issuance costs	3,681	2,899
Other non-cash items	444	2,835
Changes in operating assets and liabilities:
Accounts receivable	(30,464)	2,755
Inventories	9,028	(21,997)
Other assets and liabilities	20,313	(11,462)
Accounts payable	11,176	(8,575)
Income taxes	7,861	782
NET CASH PROVIDED BY OPERATING ACTIVITIES	102,351	64,340
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(47,584)	(55,466)
Other investing activities	9,631	-
NET CASH USED IN INVESTING ACTIVITIES	(37,953)	(55,466)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt repayment	(35,015)	(5,390)
Cash dividends paid	(19,171)	(21,680)
Purchase of non-controlling redeemable shares	(3,888)	(33,421)
Payments related to tax withholdings for stock-based compensation	(108)	(606)
Proceeds from the exercise of stock options	-	68
Proceeds from borrowings on revolving credit facility	69,600	234,700
Repayments of borrowings on revolving credit facility	(69,600)	(216,100)
Other financing activities	(1,035)	-
NET CASH USED IN FINANCING ACTIVITIES	(59,217)	(42,429)
Effect of exchange rate changes on cash	(3,337)	(1,321)
Net increase (decrease) in cash and cash equivalents	1,844	(34,876)
Cash and cash equivalents at the beginning of the period	47,464	46,360
Cash and cash equivalents at the end of the period	$49,308	$11,484

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

For the nine months ended September 30, 2018

(Unaudited)	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Non-controlling Interest	Total
BALANCE AT DECEMBER 31, 2017	24,917,025	$89,755	$(8,498)	$(5,257)	$(75,366)	$393,146	$51,943	$445,723
Net income	—	—	—	—	—	17,789	—	17,789
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	13,444	—	—	—	—	13,444
Change in employee benefit plans, net of taxes	—	—	—	255	—	—	—	255
Net foreign currency translation adjustment	—	—	—	—	(10,016)	—	—	(10,016)
Stock options exercised	4,500	68	—	—	—	—	—	68
Common stock issued, net of shares withheld for employee taxes	97,712	—	—	—	—	—	—	—
Stock-based compensation	—	2,355	—	—	—	—	—	2,355
Cash dividends declared ($0.09 per common share)	—	—	—	—	—	(7,101)	—	(7,101)
Redeemable preferred dividend (9% per preferred share and $0.09 per common share equivalent) and accretion	—	—	—	—	—	(24,499)	—	(24,499)
Reclassification to European non-controlling redeemable equity	—	—	—	—	—	—	(51,943)	(51,943)
Adjust European non-controlling redeemable equity to redemption value	—	(3,625)	—	—	—	—	—	(3,625)
European non-controlling redeemable equity dividend	—	—	—	—	—	(1,342)	—	(1,342)
BALANCE AT SEPTEMBER 30, 2018	25,019,237	$88,553	$4,946	$(5,002)	$(85,382)	$377,993	$—	$381,108

For the three months ended September 30, 2018

(Unaudited)	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Non-controlling Interest	Total
BALANCE AT JUNE 30, 2018	25,011,730	$87,305	$(12,577)	$(5,126)	$(89,695)	$389,465	$—	$369,372
Net income	—	—	—	—	—	(663)	—	(663)
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	17,523	—	—	—	—	17,523
Change in employee benefit plans, net of taxes	—	—	—	124	—	—	—	124
Net foreign currency translation adjustment	—	—	—	—	4,313	—	—	4,313
Stock options exercised	—	—	—	—	—	—	—	—
Common stock issued, net of shares withheld for employee taxes	7,507	—	—	—	—	—	—	—
Stock-based compensation	—	1,248	—	—	—	—	—	1,248
Cash dividends declared ($0.09 per common share)	—	—	—	—	—	(2,256)	—	(2,256)
Redeemable preferred dividend (9% per preferred share and $0.09 per common share equivalent) and accretion	—	—	—	—	—	(8,295)	—	(8,295)
European non-controlling redeemable equity dividend	—	—	—	—	—	(258)	—	(258)
BALANCE AT SEPTEMBER 30, 2018	25,019,237	$88,553	$4,946	$(5,002)	$(85,382)	$377,993	$—	$381,108

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

For the nine months ended September 30, 2019

(Unaudited)	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2018	25,019,237	$87,723	$(3,205)	$(3,000)	$(99,290)	$391,037	$373,265
Net income	—	—	—	—	—	2,589	2,589
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	(1,520)	—	—	—	(1,520)
Change in employee benefit plans, net of taxes	—	—	—	122	—	—	122
Net foreign currency translation adjustment	—	—	—	—	(21,459)	—	(21,459)
Common stock issued, net of shares withheld for employee taxes	108,921	—	—	—	—	—	—
Stock-based compensation	—	3,587	—	—	—	—	3,587
Cash dividends declared ($0.09 per common share)	—	—	—	—	—	(4,597)	(4,597)
Redeemable preferred dividend (9% per preferred share and $0.09 per common share equivalent) and accretion	—	—	—	—	—	(23,275)	(23,275)
European non-controlling redeemable equity dividend	—	—	—	—	—	(496)	(496)
BALANCE AT SEPTEMBER 30, 2019	25,128,158	$91,310	$(4,725)	$(2,878)	$(120,749)	$365,258	$328,216

For the three months ended September 30, 2019

(Unaudited)	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT JUNE 30, 2019	25,114,598	$89,532	$3,577	$(2,917)	$(98,606)	$379,604	$371,190
Net income	—	—	—	—	—	(6,631)	(6,631)
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	(8,302)	—	—	—	(8,302)
Change in employee benefit plans, net of taxes	—	—	—	39	—	—	39
Net foreign currency translation adjustment	—	—	—	—	(22,143)	—	(22,143)
Common stock issued, net of shares withheld for employee taxes	13,560	—	—	—	—	—	—
Stock-based compensation	—	1,778	—	—	—	—	1,778
Cash dividends declared ($0.09 per common share)	—	—	—	—	—	(15)	(15)
Redeemable preferred dividend (9% per preferred share) and accretion	—	—	—	—	—	(7,587)	(7,587)
European non-controlling redeemable equity dividend	—	—	—	—	—	(113)	(113)
BALANCE AT SEPTEMBER 30, 2019	25,128,158	$91,310	$(4,725)	$(2,878)	$(120,749)	$365,258	$328,216

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

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

Presentation of Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for quarterly reports on Form 10-Q and U.S. GAAP and, in our opinion, contain all adjustments, of a normal and recurring nature, which are necessary for fair presentation of (i) the condensed consolidated income (loss) statements for the three and nine month periods ended September 30, 2019 and September 30, 2018, (ii) the condensed consolidated statements of comprehensive income (loss) for the three and nine month periods ended September 30, 2019 and September 30, 2018, (iii) the condensed consolidated balance sheets at September 30, 2019 and December 31, 2018, (iv) the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2019 and September 30, 2018, and (v) the condensed consolidated statements of shareholders’ equity for the three and nine month periods ended September 30, 2019 and September 30, 2018. This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (“SEC”) in our 2018 Annual Report on Form 10-K.

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

Cash Paid for Interest and Taxes and Non-Cash Investing Activities

Cash paid for interest was $28.2 million and $28.6 million for the nine months ended September 30, 2019, and 2018, respectively. Net cash income taxes paid was $6.5 million and $3.6 million for the nine months ended September 30, 2019, and 2018, respectively. As of September 30, 2019, and 2018, $15.8 million and $12.8 million, respectively, of equipment had been purchased but not yet paid for and is included in accounts payable and accrued expenses in our consolidated balance sheets.

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

Accounting Standards Issued But Not Yet Adopted

ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350:) ASU 2017-04 amends the requirement that entities compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, entities should perform their annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount and recognize an impairment if the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 with early adoption permitted. The new standard should be applied prospectively. We will consider the merits of early adoption of the new standard, if relevant, when performing our annual impairment test in the fourth quarter.

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016 the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), which requires entities to use a new impairment model based on Current Expected Credit Losses (CECL) rather than incurred losses. Under CECL, estimated credit losses would incorporate relevant information about past events, current conditions and reasonable and supportable forecasts and any expected credit losses would be recognized at the time of sale. We plan to adopt ASU 2016-13 on January 1, 2020. The Company does not expect that adoption will have any significant effect on our financial statements or disclosures because we generally do not incur any significant credit losses due to the financial strength and credit worthiness of our customers.

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

Restatement for Reclassification of Certain Foreign Currency Translation Adjustments

Subsequent to the issuance of the September 30, 2018 interim financial statements, the Company identified an error related to the classification of foreign currency translation adjustments associated with the European non-controlling redeemable equity within the June 30, 2018 and September 30, 2018 condensed consolidated statements of shareholders’ equity, condensed consolidated balance sheets, condensed consolidated income statements and condensed consolidated statements of comprehensive income. As a result, the amounts previously reported have been corrected as the Company has reclassified $0.03 million and $2.9 million of European non-controlling redeemable equity translation adjustments from retained earnings to cumulative translation adjustment for the three and nine month periods ended September 30, 2018, respectively. In addition, the basic and diluted earnings (loss) per share amounts for the three and nine month periods ended September 30, 2018 have been corrected accordingly. The Company’s condensed consolidated statement of cash flows for the nine-month period ended September 30, 2018 was unaffected. Management evaluated the materiality of this misstatement from quantitative and qualitative perspectives and concluded it is not material to the prior periods.

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Income Statements and Note 12 Earnings per Share
Loss per share - Basic	$(0.37)		$(0.37)	$(0.21)	$(0.11)	$(0.32)
Loss per share - Diluted	(0.37)		(0.37)	(0.21)	(0.11)	(0.32)

Condensed Consolidated Statements of Comprehensive Income (Loss)
Foreign currency translation gain (loss), net of tax	$4,282	$31	$4,313	$(12,898)	$2,882	$(10,016)
Other comprehensive income (loss), net of tax	21,929	31	21,960	801	2,882	3,683
Comprehensive income (loss)	21,266	31	21,297	18,590	2,882	21,472

	Nine Months Ended
	September 30, 2018
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statement of Shareholders' Equity
Cumulative Translation Adjustment:
Net foreign currency translation adjustment	$(12,898)	$2,882	$(10,016)
Cumulative translation adjustment balance at September 30, 2018	(88,264)	2,882	(85,382)
Retained Earnings:
European non-controlling redeemable equity translation adjustment	2,882	(2,882)	—
Retained earnings balance at September 30, 2018	380,875	(2,882)	377,993
Total Shareholders' Equity:
Net foreign currency translation adjustment	(12,898)	2,882	(10,016)
European non-controlling redeemable equity translation adjustment	2,882	(2,882)	—
Total shareholders' equity balance at September 30, 2018	381,108		381,108

NOTE 2 – REVENUE

In accordance with ASC 606, “Revenue from Contracts with Customers,” the Company disaggregates revenue from contracts with customers into our operating segments, North America and Europe. Revenues by segment for the three and nine months ended September 30, 2019 are summarized in Note 5, “Business Segments.”

The Company’s customer receivables and current and long-term contract liabilities balances as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

	September 30, 2019	December 31, 2018
Customer receivables	$125,665	$97,566
Contract liabilities—current	7,219	5,810
Contract liabilities—noncurrent	9,892	8,354

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

The following tables categorize items measured at fair value at September 30, 2019 and December 31, 2018:

		Fair Value Measurement at Reporting Date Using
September 30, 2019		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$8,879	$—	$8,879	$—
Total	8,879	—	8,879	—
Liabilities
Derivative contracts	14,856	—	14,856	—
Embedded derivative liability	3,457	—	—	3,457
Total	$18,313	$—	$14,856	$3,457

		Fair Value Measurement at Reporting Date Using
December 31, 2018		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$750	$—	$750	$—
Cash surrender value	8,057	—	8,057	—
Derivative contracts	4,218	—	4,218	—
Total	13,025	—	13,025	—
Liabilities
Derivative contracts	8,836	—	8,836	—
Embedded derivative liability	3,134	—	—	3,134
Total	$11,970	$—	$8,836	$3,134

The following table summarizes the changes during 2019 and 2018 in the Level 3 fair value measurement of the embedded derivative liability relating to the redeemable preferred stock issued May 22, 2017 in connection with the acquisition of our European operations:

January 1, 2018 – September 30, 2019
(Dollars in thousands)
Beginning fair value - January 1, 2018	$4,685
Change in fair value of redeemable preferred stock embedded derivative liability	(3,480)
Effect of redeemable preferred stock modification	1,929
Ending fair value - December 31, 2018	3,134
Change in fair value of redeemable preferred stock embedded derivative liability	323
Ending fair value - September 30, 2019	$3,457

Debt Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices of these securities (Level 2 input based on the U.S. GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below:

	September 30, 2019	December 31, 2018
(Dollars in thousands)
Estimated aggregate fair value	$601,714	$624,943
Aggregate carrying value (1)	634,745	684,922

(1)	Long-term debt excluding the impact of unamortized debt issuance costs.

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

The expected volatility of the Company’s common stock is estimated based on historical volatility. The assumed base case term used in the valuation model is the period remaining until September 14, 2025 (the earliest date at which the holder may exercise its unconditional redemption option). A number of other scenarios incorporate earlier redemption dates to address the possibility of early redemption upon the occurrence of a redemption event. The risk-free interest rate is based on the U.S. Treasury zero coupon yield with a remaining term equal to the expected term of the conversion and early redemption options. The significant assumptions utilized in the Company’s valuation of the embedded derivative at September 30, 2019 are as follows: valuation scenario terms between 2.25 and 5.96 years, volatility of 68.0 percent, risk-free rate of 1.6 percent related to the respective assumed terms, a risky bond rate of 20.0 percent and no dividend yield.

The following tables display the fair value of derivatives by balance sheet line item at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$3,537	$4,205	$1,557	$3,695
Foreign exchange forward contracts not designated as hedging instruments	1,130	—	454	—
Aluminum forward contracts designated as hedging instruments	—	—	563	—
Natural gas forward contracts designated as hedging instruments	7	—	741	790
Interest rate swaps designated as hedging instruments	—	—	2,216	4,840
Embedded derivative liability	—	—	—	3,457
Total derivative financial instruments	$4,674	$4,205	$5,531	$12,782

	December 31, 2018
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$2,599	$1,011	$659	$6,202
Foreign exchange forward contracts not designated as hedging instruments	333	—	207	—
Aluminum forward contracts designated as hedging instruments	—	—	927	—
Cross currency swap not designated as a hedging instrument	—	—	227	—
Natural gas forward contracts designated as hedging instruments	275	—	355	—
Interest rate swaps designated as hedging instruments	—	—	131	128
Embedded derivative liability	—	—	—	3,134
Total derivative financial instruments	$3,207	$1,011	$2,506	$9,464

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	September 30, 2019		December 31, 2018
	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$474,672	$2,490	$467,253	$(3,251)
Foreign exchange forward contracts not designated as hedging instruments	83,768	676	45,905	126
Aluminum forward contracts designated as hedging instruments	11,905	(563)	10,810	(927)
Cross currency swap not designated as a hedging instrument	—	—	12,151	(227)
Natural gas forward contracts designated as hedging instruments	5,758	(1,524)	2,165	(80)
Interest rate swaps designated as hedging instruments	260,000	(7,056)	90,000	(259)
Total derivative financial instruments	$836,103	$(5,977)	$628,284	$(4,618)

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

The following tables summarize the gain or loss recognized in AOCI as of September 30, 2019 and 2018, the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the three and nine months ended September 30, 2019 and 2018:

Three months ended September 30, 2019	Amount of Gain or (Loss) Recognized in AOCI on Derivatives, net of tax	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative contracts	$(8,302)	$703	$1,817
Total	$(8,302)	$703	$1,817

Nine months ended September 30, 2019	Amount of Gain or (Loss) Recognized in AOCI on Derivatives, net of tax	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative contracts	$(1,520)	$2,417	$3,557
Total	$(1,520)	$2,417	$3,557

Three months ended September 30, 2018	Amount of Gain or (Loss) Recognized in AOCI on Derivatives, net of tax	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative contracts	$17,523	$233	$(411)
Total	$17,523	$233	$(411)

Nine months ended September 30, 2018	Amount of Gain or (Loss) Recognized in AOCI on Derivatives, net of tax	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative contracts	$13,444	$279	$(720)
Total	$13,444	$279	$(720)

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

(Dollars in thousands)	Net Sales		Income from Operations
Three months ended	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
North America	$188,089	$197,776	$(4,440)	$2,901
Europe	163,925	149,836	4,197	4,787
	$352,014	$347,612	$(243)	$7,688

(Dollars in thousands)	Depreciation and Amortization		Capital Expenditures
Three months ended	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
North America	$15,432	$8,300	$5,425	$11,197
Europe	15,396	15,292	13,494	6,249
	$30,828	$23,592	$18,919	$17,446

(Dollars in thousands)	Net Sales		Income from Operations
Nine months ended	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
North America	$553,607	$606,684	$13,586	$26,362
Europe	508,599	516,320	28,841	40,230
	$1,062,206	$1,123,004	$42,427	$66,592

(Dollars in thousands)	Depreciation and Amortization		Capital Expenditures
Nine months ended	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
North America	$31,248	$25,701	$15,988	$29,790
Europe	46,252	46,231	31,596	25,676
	$77,500	$71,932	$47,584	$55,466

(Dollars in thousands)	Property, Plant and Equipment, net		Goodwill and Intangible Assets
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
North America	$235,115	$249,791	$—	$—
Europe	281,777	282,976	421,232	459,803
	$516,892	$532,767	$421,232	$459,803

(Dollars in thousands)	Total Assets
	September 30, 2019	December 31, 2018
North America	$461,584	$484,682
Europe	941,778	966,934
	$1,403,362	$1,451,616

Geographic information

Net sales by geographic location are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
(Dollars in thousands)
Net sales:
U.S.	$26,916	$27,653	$81,638	$88,663
Mexico	161,173	170,123	471,969	518,021
Germany	59,548	57,205	180,785	199,398
Poland	104,377	92,631	327,814	316,922
Consolidated net sales	$352,014	$347,612	$1,062,206	$1,123,004

NOTE 6 - INVENTORIES

	September 30, 2019	December 31, 2018
(Dollars in thousands)
Raw materials	$43,104	$49,571
Work in process	49,951	42,886
Finished goods	69,024	83,121
Inventories, net	$162,079	$175,578

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $7.9 million and $8.9 million at September 30, 2019 and December 31, 2018, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

	September 30, 2019	December 31, 2018
(Dollars in thousands)
Land and buildings	$142,542	$140,471
Machinery and equipment	793,325	769,451
Leasehold improvements and other	11,486	12,883
Construction in progress	76,395	67,559
	1,023,748	990,364
Accumulated depreciation	(506,856)	(457,597)
Property, plant and equipment, net	$516,892	$532,767

Depreciation expense for the three and nine months ended September 30, 2019 was $24.2 million and $57.4 million, respectively. Depreciation expense for the three months ended September 30, 2019 included accelerated depreciation of $7.6 million related to excess equipment arising from the plan to reduce production at our Fayetteville, Arkansas manufacturing facility (refer to Note 20, “Restructuring”). Depreciation expense for the three and nine months ended September 30, 2018 was $17.1 million and $52.0 million, respectively.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets and goodwill as of September 30, 2019 and December 31, 2018.

Nine Months Ended September 30, 2019	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$(4,333)	$2	$4,669	3-4
Technology	15,000	(7,221)	3	7,782	2-4
Customer relationships	167,000	(48,681)	(1,646)	116,673	4-9
Total finite	191,000	(60,235)	(1,641)	129,124
Trade names	14,000	—	(435)	13,565	Indefinite
Total intangibles	$205,000	$(60,235)	$(2,076)	$142,689

Nine Months Ended September 30, 2019	Beginning Balance	Currency Translation	Ending Balance
(Dollars in thousands)
Goodwill	$291,434	$(12,891)	$278,543

Year Ended December 31, 2018	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$(2,979)	$237	$6,258	4-5
Technology	15,000	(4,964)	394	10,430	3-5
Customer relationships	167,000	(33,468)	3,823	137,355	5-10
Total finite	191,000	(41,411)	4,454	154,043
Trade names	14,000	—	326	14,326	Indefinite
Total intangibles	$205,000	$(41,411)	$4,780	$168,369

	Beginning Balance	Currency Translation	Ending Balance
Year Ended December 31, 2018 (Dollars in thousands)
Goodwill	$304,805	$(13,371)	$291,434

Amortization expense for these intangible assets was $6.6 million and $6.5 million for the quarters ended September 30, 2019 and 2018, respectively. Amortization for the first nine months of the year was $20.1 million and $19.9 million for September 30, 2019 and 2018, respectively. The anticipated annual amortization expense for these intangible assets is $25.0 million for 2019 to 2021, $22.2 million for 2022 and $20.2 million for 2023.

The identification of potential impairment involves comparing our Europe reporting unit’s estimated fair value to its carrying value, including goodwill. In performing our valuation, we utilize both an income approach and a market approach to determine fair value. The income approach is based on projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The discount rate used is the weighted average of an estimated cost of equity and of debt (“weighted average cost of capital”). The weighted average cost of capital is adjusted as necessary to reflect risk associated with the business of the Europe reporting unit. Financial projections are based on estimated production volumes, product prices and expenses, including raw material cost, wages, energy and other expenses. Other significant assumptions include terminal value cash flow and growth rates, future capital expenditures and changes in future working capital requirements. The market approach is based on the observed ratios of enterprise value to earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. The market approach fair value is determined by multiplying historical and anticipated financial metrics of the European reporting unit by the EBITDA pricing multiples derived from the comparable, publicly traded companies. Our 2018 assessment of European goodwill indicated that the fair value of the European reporting unit exceeded its respective carrying value by approximately $12.2 million, or approximately 2%.  A considerable amount of management judgment and assumptions are required in performing the quantitative impairment test, principally related to determining the fair value of the reporting unit.  While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair value.

The identification and evaluation of potential triggering events in interim periods between annual impairment assessments also involves considerable judgment. Recent analyst forecasts of automotive passenger car and light truck sales in Europe for 2020 to 2023 are lower than previously issued forecasts. In addition, the Company’s closing stock price (which fluctuated higher and lower than the December 31, 2018 stock price during the first two quarters) has ranged between a low of $2.41 and high of $3.74 during the third quarter with a price of $2.89 as of September 30, 2019, representing a 40 percent decline in market capitalization since December 31, 2018. While these factors may indicate a potential decline in the fair value of the European reporting unit, we do not have sufficient evidence to conclude that it is more likely than not that the carrying value of the European reporting unit exceeds its fair value. The Company plans to complete its long-term business planning in the fourth quarter of 2019.  These financial projections are a key input into the quantitative impairment test of goodwill and indefinite-lived intangibles, which we plan to perform in the fourth quarter.

NOTE 9 – DEBT

A summary of long-term debt and the related weighted average interest rates is shown below:

	September 30, 2019 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$375,800	$(10,953)	$364,847	6.1%
6.00% Senior Notes due 2025	243,962	(5,810)	238,152	6.0%
Other	13,183	—	13,183	2.2%
Capital Leases	1,800	—	1,800	2.9%
	$634,745	$(16,763)	617,982
Less: Current portion			(3,300)
Long-term debt			$614,682

	December 31, 2018 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$382,800	$(13,078)	$369,722	6.3%
6.00% Senior Notes due 2025	286,100	(7,366)	278,734	6.0%
Other	16,022	—	16,022	2.2%
	$684,922	$(20,444)	664,478
Less: Current portion			(3,052)
Long-term debt			$661,426

(1)	Unamortized portion

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

During the second and third quarters of 2019, the Company opportunistically purchased Notes on the open market with face values of $22.4 million (20.0 million Euro) and $7.8 million (7.0 million Euro) for $19.4 million and $6.6 million, respectively. The associated carrying values of the Notes, net of allocable debt issuance costs, were $21.8 million and $7.6 million, respectively, resulting in net gains of $2.4 million and $1.0 million for the second and third quarters, respectively, which are included in other income.

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

The indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal, premium, if any, and interest, when due; (ii) breach of covenants in the indenture; (iii) a failure to pay certain judgments; and (iv) certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Bank of New York Mellon, London Branch (“the Trustee”) or holders of at least 30% in principal amount of the then outstanding Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. These events of default are subject to several important qualifications, limitations and exceptions that are described in the indenture. As of September 30, 2019, the Company was in compliance with all covenants under the indenture governing the Notes.

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

As of September 30, 2019, the Company had repaid $24.2 million under the Term Loan Facility resulting in a balance of $375.8 million. As of September 30, 2019, the Company had no outstanding borrowings under the Revolving Credit Facility and had outstanding letters of credit of $3.6 million and available unused commitments under this facility of $156.4 million.

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

In addition, the Credit Agreement contains customary default provisions, representations and warranties and other covenants. The Credit Agreement also contains a provision permitting the Lenders to accelerate the repayment of all loans outstanding under the Senior Secured Credit Facilities during an event of default. As of September 30, 2019, the Company was in compliance with all covenants under the Credit Agreement.

Acquisition Debt and European Credit Facility

In connection with the acquisition of Uniwheels, AG, the Company assumed $70.7 million of outstanding debt. At September 30, 2019, $13.2 million of debt remained outstanding, of which $3.0 million was classified as current. The outstanding debt is related to equipment and bears interest at 2.2 percent.

During the second quarter of 2019, the Company amended its European revolving credit facility (the “European Credit Facility”), increasing the available borrowing limit from 30.0 million Euro to 45.0 million Euro and extending the term to May 22, 2022. At September 30, 2019, there was 44.6 million Euro of available funds under the European Credit Facility.  The credit facility bears interest at Euribor (with a floor of zero) plus a margin (ranging from 1.55 percent to 3.0 percent based on the net debt leverage ratio of Superior Industries Europe AG and its wholly owned subsidiaries, collectively “Superior Europe AG”), currently 1.55 percent. The annual commitment fee for unused commitments (ranging from 0.50 percent to 1.05 percent based on the net debt leverage ratio of Superior Europe AG), is currently 0.50 percent per annum. In addition, a management fee is assessed equal to 0.07 percent of borrowings outstanding at each month end. The commitment and management fees are both included in interest expense. Superior

Europe AG has pledged substantially all of its assets, including land and buildings, receivables, inventory, and other moveable assets (other than collateral associated with the equipment loan) as collateral under the European Credit Facility.

The European Credit Facility is subject to a number of restrictive covenants that, among other things, restrict, subject to certain exceptions, the ability of  Superior Europe AG to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends or distributions, or repurchase our capital stock, prepay, redeem, or repurchase any subordinated indebtedness, and enter into agreements which limit our ability to incur liens on our assets. At September 30, 2019, Superior Europe AG was in compliance with all covenants under the European Credit Facility.

NOTE 10 - REDEEMABLE PREFERRED STOCK

During 2017, we issued 150,000 shares of Series A (140,202 shares) and Series B (9,798 shares) Perpetual Convertible Preferred Stock, par value $0.01 per share to TPG Growth III Sidewall, L.P. (“TPG”) for an aggregate purchase price of $150.0 million. On August 30, 2017, the Series B shares were converted into Series A redeemable preferred stock, the “redeemable preferred stock,” after approval by our shareholders. The redeemable preferred stock has an initial stated value of $1,000 per share, par value of $0.01 per share and liquidation preference over common stock.

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

On November 7, 2018, the Company filed a Certificate of Correction to the Certificate of Designations for the preferred stock, which became effective upon filing and corrected the redemption date to September 14, 2025. This resulted in a modification of the redeemable preferred stock. As a result of the modification, the carrying value of the redeemable preferred stock decreased $17.2 million (which was credited to retained earnings, treated as a deemed dividend and is added back to compute earnings per share) and the period for accretion of the carrying value to the redemption value has been extended to September 14, 2025. The accretion has been adjusted to amortize the excess of the redemption value over the carrying value over the period through September 14, 2025. The accumulated accretion net of the modification adjustment as of September 30, 2019 is $21.3 million resulting in an adjusted redeemable preferred stock balance of $156.7 million.

NOTE 11 – EUROPEAN NON-CONTROLLING REDEEMABLE EQUITY

On May 30, 2017, the Company acquired 92.3 percent of the outstanding shares of Uniwheels, Inc. Subsequently, the Company commenced a delisting and associated tender offer for the remaining shares. On January 17, 2018, the Company entered into a Domination and Profit and Loss Transfer agreement (“DPLTA”) retroactively effective as of January 1, 2018 pursuant to which we offered to purchase the remaining outstanding shares at Euro 62.18. This price may be subject to change based on appraisal proceedings initiated by the minority shareholders which have not yet been concluded. The Company must also pay an annual dividend of Euro 3.23 as long as the DPLTA is in effect. For any shares tendered prior to the annual dividend payment, we must pay interest at a statutory rate, currently 4.12 percent, in place of the dividend. As a result, non-controlling interests with a carrying value of $51.9 million were reclassified from stockholders’ equity to mezzanine equity as of January 1, 2018 because non-controlling interests with redemption rights (not within the Company’s control) are considered redeemable and must be classified outside shareholders’ equity. As a result of purchases pursuant to the tender offer and the DPLTA, the Company has increased its ownership to 98.9 percent as of September 30, 2019. In addition, the carrying value of the non-controlling interests must be adjusted to redemption value since they are currently redeemable. The following table summarizes the European non-controlling redeemable equity activity for the twenty-one months ended September 30, 2019 (in thousands):

Balance at December 31, 2017	$—
Reclassification of non-controlling interests	51,943
Redemption value adjustment	3,625
Dividends accrued	1,512
Dividends paid	(964)
Translation adjustment	(3,219)
Purchase of shares	(39,048)
Balance at December 31, 2018	13,849
Dividends accrued	496
Dividends paid	(755)
Translation adjustment	(566)
Purchase of shares	(3,888)
Balance at September 30, 2019	$9,136

NOTE 12 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) attributable to Superior, after deducting preferred dividends and accretion and European non-controlling redeemable equity dividends, by the weighted average number of common shares outstanding. For purposes of calculating diluted earnings per share, the weighted average shares outstanding includes the dilutive effect of outstanding stock options and time and performance based restricted stock units under the treasury stock method. The redeemable preferred shares discussed in Note 10, “Redeemable Preferred Stock” are not included in the diluted earnings per share because the conversion would be anti-dilutive for the periods ended September 30, 2019 and September 30, 2018.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
(Dollars in thousands, except per share amounts)
Basic Earnings Per Share:
Reported net income	$(6,631)	$(663)	$2,589	$17,789
Less: Redeemable preferred stock dividends and accretion	(7,587)	(8,295)	(23,275)	(24,499)
Less: European non-controlling redeemable equity dividend	(113)	(258)	(496)	(1,342)
Basic numerator	$(14,331)	$(9,216)	$(21,182)	$(8,052)
Basic (loss) earnings per share	$(0.57)	$(0.37)	$(0.84)	$(0.32)
Weighted average shares outstanding-Basic	25,127	25,017	25,089	24,985
Diluted Earnings Per Share:
Reported net income	$(6,631)	$(663)	$2,589	$17,789
Less: Redeemable preferred stock dividends and accretion	(7,587)	(8,295)	(23,275)	(24,499)
Less: European non-controlling redeemable equity dividend	(113)	(258)	(496)	(1,342)
Diluted numerator	$(14,331)	$(9,216)	$(21,182)	$(8,052)
Diluted (loss) earnings per share	$(0.57)	$(0.37)	$(0.84)	$(0.32)
Weighted average shares outstanding-Basic	25,127	25,017	25,089	24,985
Dilutive effect of common share equivalents	—	—	—	—
Weighted average shares outstanding-Diluted	25,127	25,017	25,089	24,985

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

The income tax benefit for the three months ended September 30, 2019, was $4.8 million, resulting in an effective income tax rate of a 41.9 percent.  The income tax provision for the nine months ended September 30, 2019 was $7.7 million, resulting in an effective income tax rate of and 75.0 percent for nine months. The effective tax rate was higher than the statutory rate primarily due to the United States (U.S.) taxation of foreign earnings under the Global Intangible Low-Tax Income (“GILTI”) provisions of the Act, and the recognition of a valuation allowance on forecasted non-deductible interest, offset with a benefit due to the mix of earnings among tax jurisdictions.

The income tax provision for the nine months ended September 30, 2018 was $1.1 million resulting in an effective income tax rate of 5.9 percent. The effective tax rate was lower than the statutory rate primarily due to earnings in countries with tax rates lower than the U.S. statutory rate, offset in part by U.S. taxation of foreign earnings under the GILTI provisions of the Act. The income tax benefit for the three months ended September 30, 2018 was $7.1 million resulting in an effective tax rate of 91.4 percent. The effective tax rate was a benefit primarily due to a revision to the estimated U.S. tax on foreign earnings under the GILTI provisions of the Act.

At September 30, 2019, the Company remains indefinitely reinvested with respect to its initial investment and any associated potential withholding tax on earnings of its non-U.S. subsidiaries subject to the transition tax, as well as with respect to future earnings that will primarily fund the operations of the subsidiaries.

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

Lease expense, cash flow, operating and finance lease assets and liabilities, average lease term and average discount rate are as follows:

	September 30, 2019
	Three Months Ended	Nine Months Ended
Lease Expense
Finance lease expense:
Amortization of right-of-use assets	$548	$1,551
Interest on lease liabilities	34	65
Operating lease expense	846	2,560
Total lease expense	$1,428	$4,176

Cash Flow Components
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$34	$65
Operating cash outflows from operating leases	821	2,484
Financing cash outflows from finance leases	381	1,035
Right-of-use assets obtained in exchange for new finance lease liabilities, net of terminations and disposals	1,292	1,803
Right-of-use assets obtained in exchange for operating lease liabilities (including adoption impact of $18.2 million) net of terminations and disposals	12	18,353

	September 30, 2019
Balance Sheet Information
Operating leases:
Other non-current assets	$15,079
Accrued liabilities	$(2,694)
Other non-current liabilities	(13,508)
Total operating lease liabilities	$(16,202)

Finance leases:
Property and equipment gross	$4,109
Accumulated depreciation	(1,677)
Property and equipment, net	$2,432
Current portion of long-term debt	$(328)
Long-term debt	(1,472)
Total finance lease liabilities	$(1,800)

Lease Term and Discount Rates
Weighted-average remaining lease term - finance leases (years)	4.4
Weighted-average remaining lease term - operating leases (years)	6.7
Weighted-average discount rate - finance leases	2.9%
Weighted-average discount rate - operating leases	4.0%

Summarized future minimum payments under our leases are as follows:

	September 30,
	2019
	Finance Leases	Operating Leases
Lease Maturities (in thousands)
Three remaining months of 2019	$247	$835
2020	824	3,227
2021	560	2,823
2022	224	2,409
2023	5	2,140
Thereafter	—	6,859
Total	1,860	18,293
Less: Imputed Interest	(60)	(2,091)
Total lease liabilities, net of interest	$1,800	$16,202

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

For the nine months ended September 30, 2019, payments to retirees or their beneficiaries totaled approximately $1.0 million. We presently anticipate benefit payments in 2019 to total approximately $1.4 million. The following table summarizes the components of net periodic pension cost for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
(Dollars in thousands)
Interest cost	$286	$272	$858	$815
Net amortization	52	109	156	328
Net periodic pension cost	$338	$381	$1,014	$1,143

NOTE 16 - STOCK-BASED COMPENSATION

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “Plan”) was approved by stockholders in May 2018. The Plan authorizes us to issue up to 4.35 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants. At September 30, 2019, there were 1.6 million shares available for future grants under this Plan. No more than 1.2 million shares may be used under the Plan as “full value” awards, which include restricted stock and performance units. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

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

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price
Balance at December 31, 2018	183,726	$17.26	296,523	$19.1	59,000	$18.33
Granted	1,021,317	4.98	1,477,734	6.09	—	—
Settled	(103,681)	17.12	(31,081)	22.81	—	—
Forfeited or expired	(83,373)	9.79	(204,438)	12.36	(8,750)	15.30
Balance at September 30, 2019	1,017,989	$5.57	1,538,738	$7.43	50,250	$18.86
Vested or expected to vest at September 30, 2019	885,208	$5.63	1,278,648	$6.73	50,250	$18.86

Stock-based compensation expense was $1.8 million and $1.2 million for the three-month period ended September 30, 2019 and 2018, respectively. Stock-based compensation expense was $3.7 million and $2.9 million for the nine-month period ended September 30, 2019 and 2018, respectively. Unrecognized stock-based compensation expense related to non-vested awards of $9.3 million is expected to be recognized over a weighted average period of approximately 1.9 years as of September 30, 2019.

NOTE 17 - COMMON STOCK REPURCHASE PROGRAMS

In January 2016, our Board of Directors approved a common stock repurchase program (the “Repurchase Program”), authorizing the repurchase of up to $50.0 million of our common stock. Under the Repurchase Program we have purchased $15.4 million, leaving a remaining authorization of $34.6 million, which we may repurchase from time to time on the open market or in private transactions. The timing and extent of the repurchases under the Repurchase Program will depend upon market conditions and other corporate considerations in our sole discretion. There were no repurchases under this program for the nine months ended September 30, 2019.

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

NOTE 19 – RECEIVABLES FACTORING

The Company sells certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash provided by operating activities. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes. During the nine months ended September 30, 2019, the Company sold trade receivables totaling $272.4 million and incurred factoring fees of $0.8 million, which are included in other expense, net. During the third quarter of 2019, the Company sold trade receivables totaling $80.6 million and incurred factoring fees of $0.2 million. The collective limit under our factoring arrangements is $116.3 million at any point in time. As of September 30, 2019, $56.6 million of receivables had been factored under the arrangements.

NOTE 20 – RESTRUCTURING

During the third quarter, the Company initiated a plan to significantly reduce production and manufacturing operations at its Fayetteville, Arkansas location. As a result, the Company recognized a non-cash charge of $13.0 million in cost of sales, comprised of (1) $7.6 million of accelerated depreciation for excess equipment, (2) $3.2 million relating to the write-down of certain supplies inventory to net salvage value, (3) $1.6 million of employee severance and (4) $0.6 million of accelerated amortization of right of use assets under operating leases. Relocation costs for redeployment of machinery and equipment will be recognized in cost of sales as incurred over the next 12-18 months.

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

Executive Overview

Overview of Superior

Our principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEM”) in North America and Europe and aftermarket distributors in Europe. We employ approximately 8,000 employees, operating nine manufacturing facilities in North America and Europe with a combined annual manufacturing capacity of approximately 21 million wheels. We are one of the largest suppliers to global OEMs, and we believe that we are the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels account for approximately 92% of our sales and are primarily sold for factory installation on many vehicle models manufactured by BMW-Mini, Daimler AG Company (Mercedes-Benz, AMG, Smart), FCA, Ford, GM, Honda, Jaguar-Land Rover, Mazda, Nissan, PSA, Renault, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, Skoda, Porsche, Bentley) and Volvo. We also sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products but we have a global presence and diversified customer base consisting of North American, European and Asian OEMs. We continue to deliver on our strategic plan to be one of the leading light vehicle aluminum wheel suppliers globally, delivering innovative wheel solutions to our customers.

Our global reach encompasses sales to the ten largest OEMs in the world. The following chart shows our sales by customer for the nine months ended September 30, 2019 and 2018.

Demand for our products is driven by light-vehicle production levels in North America and Europe and customer take rates on specific vehicle platforms. The majority of our customers’ wheel programs are awarded two to four years in advance. Our purchase orders with OEMs are typically specific to a particular vehicle model.

Overview of the Third Quarter of 2019

The following charts show the operational performance in the quarter ended September 30, 2019 in comparison to September 30, 2018.

SALES AND PROFITABILITY FOR THE 3RD QUARTER OF 2019 AND 2018 ($ in millions) Sales for 3rd Quarter 2019 & 2018 $352.0 $347.6 2019 2019 Income from Operations 3rd Quarter 2019 & 2018$(0.2) $7.7 2019 218 Net Income & Adjusted EBITDA* for 3rd Quarter 2019 & 2018 Net Income Adjusted EBITDA $38.9 $30.6 $(6.6) 2019 2018 * See the Non-GAAP Financial Measures section of this quarterly report for a reconciliation of our Adjusted EBITDA to Net Income (Loss).

Results of Operations

	Three Months Ended
	September 30, 2019	September 30, 2018	Net Change
(Dollars in thousands, except per share data)
Net sales
North America	$188,089	$197,776	$(9,687)
Europe	163,925	149,836	14,089
Net sales	352,014	347,612	4,402
Cost of sales	335,967	323,939	12,028
Gross profit	16,047	23,673	(7,626)
Percentage of net sales	4.6%	6.8%	(2.2)%
Selling, general and administrative	16,290	15,985	(305)
Income (loss) from operations	(243)	7,688	(7,931)
Percentage of net sales	(0.1)%	2.2%	(2.3)%
Interest expense, net	(11,807)	(12,378)	571
Other income (expense), net	1,676	(3,238)	4,914
Change in fair value of redeemable preferred stock embedded derivative	(1,042)	214	(1,256)
Income tax benefit	4,785	7,051	(2,266)
Net income (loss)	$(6,631)	$(663)	$(5,968)
Percentage of net sales	(1.9)%	(0.2)%	(1.7)%
Diluted loss per share	$(0.57)	$(0.37)	$(0.20)
Value added sales (1)	$195,451	$179,101	$16,350
Adjusted EBITDA (2)	$38,852	$30,572	$8,280
Percentage of net sales	11.0%	8.8%	2.2%
Percentage of value added sales	19.9%	17.1%	2.8%
Unit shipments in thousands	4,851	4,734	117

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

Shipments

Wheel unit shipments were 4.9 million for the third quarter of 2019 compared to unit shipments of 4.7 million in the prior year period, an increase of 2.5 percent. The increase occurred in our European operations and was driven by higher production levels related to some of our key European customers and higher aftermarket volumes, partially offset by lower shipments in our North America operations.

Net Sales

Net sales for the third quarter of 2019 were $352.0 million, compared to net sales of $347.6 million for the same period in 2018.  The increase in net sales is primarily driven by favorable product mix and increased volumes, partially offset by lower aluminum prices and a weaker Euro.

Cost of Sales

Cost of sales were $336.0 million for the third quarter of 2019 compared to cost of sales of $323.9 million for the same period in 2018. The increase in cost of sales was primarily due to changes in product mix and $13.0 million of restructuring costs related to our Fayetteville, Arkansas, location, partially offset by lower aluminum costs and a weaker Euro.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2019 were $16.3 million, or 4.6 percent of net sales, compared to SG&A expense of $16.0 million, or 4.6 percent of net sales, for the same period in 2018.

Net Interest Expense

Net interest expense for the third quarter of 2019 was $11.8 million compared to net interest expense of $12.4 million for the same period in 2018.  The reduction in interest expense was primarily due to reduced interest expense resulting from the 2019 early extinguishment of a portion of our Senior Notes and lower interest rates.

Other Income (Expense)

Other income was $1.7 million for the third quarter of 2019 compared to other expense of $3.2 million for the same period in 2018. The increase in other income was primarily driven by a $1.0 million gain on the early extinguishment of a portion of our Senior Notes in the third quarter of 2019 and a foreign exchange gain in the third quarter of 2019 versus a foreign exchange loss for the same period in 2018.

Change in Fair Value of Redeemable Preferred Stock Embedded Derivative

During the third quarter of 2019, the redeemable preferred stock derivative liability increased $1.0 million. This was primarily due to an increase in the conversion option value that was driven by an increase in assumed stock price volatility as well as a reduction to the assumed dividend yield given the suspension of the common stock dividend in the third quarter of 2019.

Income Tax (Provision) Benefit

The income tax provision for quarter ended September 30, 2019 was a $4.8 million benefit on pre-tax loss of $11.4 million, representing an effective income tax rate benefit of 41.9 percent.  The effective tax rate was higher than the statutory rate primarily due to the effects of the U.S. taxation of foreign earnings under the Global Intangible Low-Tax Income (“GILTI”) provisions of the Act, and a forecasted valuation allowance on non-deductible interest, partially offset by a benefit due to the mix of earnings among tax jurisdictions. The income tax benefit for the quarter ended September 30, 2018 was $7.1 million on a pre-tax loss of $7.7 million, representing an effective income tax rate of 91.4 percent. The tax effective tax rate was primarily due to a revision to the estimated U.S. tax on foreign earnings under the GILTI provisions of the Act.

Net Income (Loss)

Net loss for the third quarter of 2019 was $6.6 million, or a loss of $0.57 per diluted share, compared to a net loss of $0.7 million, or a loss of $0.37 per diluted share for the same period in 2018.

Segment Sales and Income from Operations

	Three Months Ended
	September 30, 2019	September 30, 2018	Change
(Dollars in thousands)
Selected data
Net sales
North America	$188,089	$197,776	$(9,687)
Europe	163,925	149,836	14,089
Total net sales	$352,014	$347,612	$4,402
Income from operations
North America	$(4,440)	$2,901	$(7,341)
Europe	4,197	4,787	(590)
Total income from operations	$(243)	$7,688	$(7,931)

North America

Net sales for our North American segment for the third quarter of 2019 decreased 4.9 percent, compared to the same period in 2018 primarily due to a 5.4 percent decrease in volumes and lower aluminum prices, partially offset by improved product mix comprised of larger diameter wheels and premium wheel finishes. The decline in unit shipments was primarily due to lower sales to Ford, Toyota, Subaru and FCA, partially offset by increased sales to GM. U.S. and Mexico sales as a percentage of North America total sales were approximately 14.3 percent and 85.7 percent, respectively, for the quarter ended September 30, 2019, which compares to 14.0 percent and 86.0 percent for the prior year period. North American segment income from operations decreased for the three months ended September 30, 2019 primarily due to restructuring costs related to our Fayetteville, Arkansas manufacturing operations and reduced volumes, partially offset by favorable product mix.

On September 15, 2019, the United Auto Workers (UAW) at GM went on a national strike. As of the date of this filing, GM’s settlement offer has been ratified by the UAW and this situation is resolved.

Europe

Net sales for our European segment for the third quarter of 2019 increased 9.4 percent, compared to the same period in 2018, primarily due to a 12.5 percent increase in volumes, favorable product mix of higher diameter wheels and premium finishes, partially offset by lower aluminum prices.  European segment sales in Germany and Poland were approximately 36.3 percent and 63.7 percent, respectively, during the quarter ended September 30, 2019, which compares to 38.2 percent and 61.8 percent for the prior period. European segment income from operations for the third quarter in 2019 decreased primarily due to higher energy and material costs, which was mostly offset by increased volume and favorable mix.

Overview of the nine months of 2019

The following chart shows the operational performance in the nine months ended September 30, 2019 in comparison to September 30, 2018.

SALES AND PROFITABILITY FOR FIRST NINE MONTHS OF 2019 AND 2018 ($ in millions) Sales for YTD 2019 &2018 $1,062.2 $1,123.0 Income from Operations YTD 2019 &2018 $42.4 $66.6 2019 2018 Net Income &Adjusted EBITDA * FOR YTD 2019 & 2018 $131.3 Net Income Adjusted EBITDA $ 2.6 $17.8 2019 2018 * See the Non-GAAP Financial Measures section of this quarterly report for a reconciliation of our Adjusted EBITDA to Net Income (Loss).

Results of Operations

	Nine Months Ended
	September 30, 2019	September 30, 2018	Net Change
(Dollars in thousands, except per share data)
Net sales
North America	$553,607	$606,684	$(53,077)
Europe	508,599	516,320	(7,721)
Net sales	1,062,206	1,123,004	(60,798)
Cost of sales	973,042	995,781	(22,739)
Gross profit	89,164	127,223	(38,059)
Percentage of net sales	8.4%	11.3%	(2.9)%
Selling, general and administrative	46,737	60,631	13,894
Income from operations	42,427	66,592	(24,165)
Percentage of net sales	4.0%	5.9%	(1.9)%
Interest expense, net	(35,532)	(37,417)	1,885
Other income (expense), net	3,716	(6,796)	10,512
Change in fair value of redeemable preferred stock embedded derivative	(323)	(3,476)	3,153
Income tax provision	(7,699)	(1,114)	(6,585)
Net income	$2,589	$17,789	$(15,200)
Percentage of net sales	0.2%	1.6%	(1.4)%
Diluted loss per share	$(0.84)	$(0.32)	$(0.52)
Value added sales (1)	$581,899	$590,932	$(9,033)
Adjusted EBITDA (2)	$131,282	$140,008	$(8,726)
Percentage of net sales	12.4%	12.5%	(0.1)%
Percentage of value added sales	22.6%	23.7%	(1.1)%
Unit shipments in thousands	14,780	15,824	(1,044)

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

Shipments

Wheel unit shipments were 14.8 million for the first nine months of 2019 compared to unit shipments of 15.8 million in the prior year period, a decrease of 6.6 percent. The decrease occurred primarily in our North American operations and was driven by softer industry production levels at our key customers, lower take rates, and reduced share.

Net Sales

Net sales for the first nine months of 2019 were $1,062.2 million, compared to net sales of $1,123.0 million for the same period in 2018.  The reduction in net sales is primarily driven by reduced volumes, lower aluminum prices in both North America and Europe and a weaker Euro, partially offset by improved product mix comprised of larger diameter wheels and premium finishes in both regions.

Cost of Sales

Cost of sales were $973.0 million for the first nine months of 2019 compared to cost of sales of $995.8 million for the same period in 2018. The decrease in cost of sales was primarily due to lower volumes in our North American operations, lower aluminum prices, favorable North American foreign exchange, and a weaker Euro, partially offset by higher aluminum content associated with larger diameter wheels and $13.0 million of restructuring costs related to our Fayetteville, Arkansas, manufacturing location.

Selling, General and Administrative Expenses

SG&A expenses for the first nine months of 2019 were $46.7 million, or 4.4 percent of net sales, compared to SG&A of $60.6 million, or 5.4 percent of net sales for the same period in 2018.  The decrease is primarily due to a reduction in acquisition and integration expenses, the alignment of reporting for SG&A between our North American and European operations, and actions to align costs with current industry production levels.

Net Interest Expense

Net interest expense for the first nine months of 2019 was $35.5 million compared to interest expense of $37.4 million for the same period in 2018. The reduction in interest expense was primarily due to the 2018 repricing of the Company’s term loan facility, reduced interest expense on our Senior Notes, resulting from the early extinguishment of a portion of our Senior Notes in 2019 and lower interest rates.

Other Income (Expense)

Other income was $3.7 million for the first nine months of 2019 compared to other expense of $6.8 million for the same period in 2018.  The increase in other income was primarily driven by a $3.4 million gain on the early extinguishment of a portion of our Senior Notes in 2019 and a foreign exchange gain in the first nine months of 2019 versus a foreign exchange loss for the same period in 2018.

Change in Fair Value of Redeemable Preferred Stock Embedded Derivative

During the first nine months of 2018, the redeemable preferred stock derivative liability increased $3.5 million primarily due to the increase in our stock price during that period as well as a decrease in assumed discount rate.

Income Tax Provision

The income tax provision for the nine months ended September 30, 2019 was $7.7 million on pre-tax income of $10.3 million, representing an effective income tax rate of 75.0%.  The effective tax rate was higher than the statutory rate primarily due to the effects of the U.S. taxation of foreign earnings, under Global Intangible Low-Tax Income (“GILTI”) provisions of tax reform, and a forecasted valuation allowance on non-deductible interest, partially offset with a benefit due to the mix of earnings among tax jurisdictions. The income tax provision for the nine months ended September 30, 2018 was $1.1 million on pre-tax income of $18.9 million, representing an effective income tax rate of 5.9 percent.

Net Income

Net income for the first nine months of 2019 was $2.6 million, or a loss of $0.84 per diluted share, compared to net income of $17.8 million, or a loss of $0.32 per diluted share for the same period in 2018.

Segment Sales and Income from Operations

	Nine Months Ended
	September 30, 2019	September 30, 2018	Change
(Dollars in thousands)
Selected data
Net sales
North America	$553,607	$606,684	$(53,077)
Europe	508,599	516,320	(7,721)
Total net sales	$1,062,206	$1,123,004	$(60,798)
Income from operations
North America	$13,586	$26,362	$(12,776)
Europe	28,841	40,230	(11,389)
Total income from operations	$42,427	$66,592	$(24,165)

North America

Net sales for our North American segment for the first nine months of 2019 decreased 8.8 percent, compared to the same period in 2018, primarily due to a 11.8 percent decrease in volumes and lower aluminum prices, partially offset by improved product mix comprised of larger diameter wheels and premium wheel finishes. The decline in unit shipments was primarily due to lower sales to Ford, Nissan, FCA and Toyota; partially offset by increased sales to GM.  U.S. and Mexico sales as a percentage of North America total sales were approximately 14.7 percent and 85.3 percent, respectively, for year-to-date September 30, 2019, which compares to 14.6 percent and 85.4 percent for the prior year period. North American segment income from operations decreased for the first nine months of 2019 primarily due to a reduction in volumes and Fayetteville restructuring costs, partially offset by favorable procurement savings, product mix and foreign exchange.

On September 15, 2019, the United Auto Workers (UAW) at GM went on a national strike. As of the date of this filing, GM’s settlement offer has been ratified by the UAW and this situation is resolved.

Europe

Net sales for our European segment for the first nine months of 2019 decreased 1.5 percent, compared to the same period in 2018, primarily due to a weaker Euro and lower aluminum prices, partially offset by improved product mix comprised of higher diameter wheels and premium wheel finishes. European segment sales between Germany and Poland were approximately 35.5 percent and 64.5 percent, respectively, during the first nine months of 2019, which compares to 38.6 percent and 61.4 percent for the first nine months of 2018. European segment income from operations for nine months ended September 30, 2019 decreased primarily due to negative foreign exchange effects from the Euro, higher energy costs and lower manufacturing capacity utilization, partially offset by favorable mix.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity primarily include cash, cash equivalents and short-term investments, net cash provided by operating activities, and borrowings under available debt facilities, factoring arrangements for trade receivables and, from time to time, other external sources of funds. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $165.8 million and 1.8:1, respectively, at September 30, 2019, versus $192.0 million and 2.1:1 at December 31, 2018. As of September 30, 2019, our cash, cash equivalents and short-term investments totaled $49.3 million compared to $48.2 million at December 31, 2018.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, debt facilities, cash equivalents and short-term investments, and we believe these sources will continue to meet our capital requirements in the foreseeable future.

In connection with the acquisition of our European operations, we entered into several debt and equity financing arrangements during 2017. On March 22, 2017, we entered into a senior secured credit agreement (the “Credit Agreement”) consisting of a $400.0 million senior secured term loan facility (the “Term Loan Facility”) and a $160.0 million revolving credit facility. On May 22, 2017, we issued 150,000 shares of redeemable preferred stock to TPG Growth III Sidewall, L.P. (“TPG”) for an aggregate purchase price of $150.0 million. On June 15, 2017, we issued 250.0 million Euro aggregate principal amount of 6.00% Senior Notes (the “Notes”) due June 15, 2025. In addition, as a part of our European business acquisition, we assumed $70.7 million of outstanding debt. At September 30, 2019, balances outstanding under the Term Loan Facility, Notes, and an equipment loan were $375.8 million, $244.0 million, $13.2 million, respectively. At September 30, 2019, we had total available liquidity of $254.5 million, which consisted of $49.3 million in cash and cash equivalents, $156.4 million of unused revolving credit facility commitments and 44.6 million Euro available under our European business line of credit.

During the second quarter of 2019, the Company amended its European revolving credit facility (the “European Credit Facility”), increasing the available borrowing limit from 30.0 million Euro to 45.0 million Euro and extending the term to May 22, 2022. At September 30, 2019, there were 44.6 million Euro of available funds under the European Credit Facility.

Additionally, on September 3, 2019, the Company announced that its Board of Directors determined to suspend the Company’s quarterly common dividend.

The following table summarizes the cash flows from operating, investing and financing activities as reflected in the consolidated statements of cash flows.

Nine Months Ended September 30,	2019	2018	Change
(Thousands of dollars)
Net cash provided by operating activities	$102,351	$64,340	$38,011
Net cash used in investing activities	(37,953)	(55,466)	17,513
Net cash used in financing activities	(59,217)	(42,429)	(16,788)
Effect of exchange rate changes on cash	(3,337)	(1,321)	(2,016)
Net increase (decrease) in cash and cash equivalents	$1,844	$(34,876)	$36,720

Operating Activities

Net cash provided by operating activities was $102.4 million for the first nine months of 2019 and $64.3 million for the same period in 2018. The increase in cash flow provided by operating activities was mainly due to reductions in inventory caused by reduced production volumes and lower aluminum pricing, as well as increases in payables due to improved terms with aluminum suppliers.

Investing Activities

Net cash used in investing activities was $38.0 million for the first nine months of 2019 compared to $55.5 million for the same period in 2018. Net cash used in investing activities was lower in 2019 due to reductions in capital expenditures, as well as cash proceeds received upon sale of other assets.

Financing Activities

Net cash used in financing activities was $59.2 million for the first nine months of 2019 compared to $42.4 million for the same period in 2018. This increase was primarily due to the early extinguishment of a portion of our Senior Notes and Term Loan in the second and third quarters of 2019 and a reduction in net borrowings on our revolver facility, partially offset by reduced purchases of European non-controlling redeemable equity shares.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no significant off-balance sheet arrangements other than factoring of $56.6 million of our trade receivables.

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

The following table reconciles our net sales, the most directly comparable U.S. GAAP financial measure, to our value added sales:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
(Dollars in thousands)
Net sales	$352,014	$347,612	$1,062,206	$1,123,004
Less: aluminum value and outside service provider costs	(156,563)	(168,511)	(480,307)	(532,072)
Value added sales	$195,451	$179,101	$581,899	$590,932

The following table reconciles our net income, the most directly comparable U.S. GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
(Dollars in thousands)
Net income (loss)	$(6,631)	$(663)	$2,589	$17,789
Interest expense, net	11,807	12,378	35,532	37,417
Income tax provision (benefit)	(4,785)	(7,051)	7,699	1,114
Depreciation	24,192	17,135	57,382	52,026
Amortization	6,636	6,457	20,118	19,906
Acquisition, integration, restructuring, debt extinguishment gains and factoring fees (1)	6,591	2,530	7,639	8,280
Change in fair value of redeemable preferred stock embedded derivative liability	1,042	(214)	323	3,476
Adjusted EBITDA	$38,852	$30,572	$131,282	$140,008
Adjusted EBITDA as a percentage of net sales	11.0%	8.8%	12.4%	12.5%
Adjusted EBITDA as a percentage of value added sales	19.9%	17.1%	22.6%	23.7%

(1)

In the third quarter of 2019, we incurred approximately $5.4 million of Fayetteville restructuring costs (excluding $7.6 million of accelerated depreciation), $1.6 million of certain hiring and separation costs, $0.4 million of acquisition and integration costs, $0.2 million of accounts receivable factoring fees, and $1.0 million of gains on extinguishment of debt. In the third quarter of 2018, we incurred approximately $2.5 million in integration costs. In the first nine months of 2019, we incurred approximately $5.4 million of Fayetteville restructuring costs (excluding $7.6 million of accelerated depreciation), $3.1 million of certain hiring and separation costs, $1.7 million of acquisition and integration costs, $0.8 million of accounts receivable factoring fees and $3.4 million of gains on extinguishment of debt. In the first nine months of 2018, we incurred approximately $8.3 million in integration costs.

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

Impairment of Goodwill - The identification of potential impairment involves comparing our Europe reporting unit’s estimated fair value to its carrying value, including goodwill. In performing our valuation, we utilize both an income approach and a market approach to determine fair value. The income approach is based on projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The discount rate used is the weighted average of an estimated cost of equity and of debt (“weighted average cost of capital”). The weighted average cost of capital is adjusted as necessary to reflect risk associated with the business of the Europe reporting unit. Financial projections are based on estimated production volumes, product prices and expenses, including raw material cost, wages, energy and other expenses. Other significant assumptions include terminal value cash flow and growth rates, future capital expenditures and changes in future working capital requirements. The market approach is based on the observed ratios of enterprise value to earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. The market approach fair value is determined by multiplying historical and anticipated financial metrics of the European reporting unit by the EBITDA pricing multiples derived from the comparable, publicly traded companies. Our 2018 assessment of European goodwill indicated that the fair value of the European reporting unit exceeded its respective carrying value by approximately $12.2 million, or approximately 2%.  A considerable amount of management judgment and assumptions are required in performing the quantitative impairment test, principally related to determining the fair value of the reporting unit.  While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair value.

The identification and evaluation of potential triggering events in interim periods between annual impairment assessments also involves considerable judgment.  Recent analyst forecasts of automotive passenger car and light truck sales in Europe for 2020 to 2023 are lower than previously issued forecasts. In addition, the Company’s closing stock price (which fluctuated higher and lower than the December 31, 2018 stock price during the first two quarters) has ranged between a low of $2.41 and high of $3.74 during the third quarter with a price of $2.89 as of September 30, 2019, representing a 40 percent decline in market capitalization since December 31, 2018. While these factors may indicate a potential decline in the fair value of the European reporting unit, we do not have sufficient evidence to conclude that it is more likely than not that the carrying value of the European reporting unit exceeds its fair value. The Company plans to complete its long-term business planning in the fourth quarter of 2019.  These financial projections are a key input into the quantitative impairment test of goodwill and indefinite-lived intangibles, which we plan to perform in the fourth quarter.

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

At September 30, 2019, the net fair value asset of foreign currency exchange derivatives with an aggregate notional value of $558.4 million was $3.2 million. The potential loss in fair value of such financial instruments from a 10 percent adverse change in foreign currency exchange rates would be $59.7 million at September 30, 2019.

Interest Rate Risk.  At September 30, 2019, approximately $375.8 million of our debt bears interest at variable rates, currently 6.1 percent. A 100 basis point change in our rate would result in an increase or decrease in our interest expense of $3.8 million. We have entered into interest rate swaps exchanging floating for fixed rate interest payments in order to reduce interest rate volatility. At September 30, 2019 the fair value liability for interest rate swaps with a notional value of $260 million was $7.1 million. These swaps mature as follows: $25.0 million in March 31, 2020, $35.0 million in December 31, 2020, $50 million September 30, 2022 and $150 million in December 31, 2022. In the future, we may again enter into interest rate swaps to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Also see Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” in Part II of our 2018 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

See Part I—Item 1A— “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 5. Other Information

On October 30, 2019, the Company entered into an amendment to the management board service contract of Andreas Meyer, dated September 26, 2019 and effective November 1, 2019 (the “Amendment”). The Amendment provides that Mr. Meyer will receive a €70,000 sign-on bonus within 30 days following his employment start date, which is intended to make up for certain long-term incentives and the annual incentive opportunity that Mr. Meyer forfeited with his current employer by resigning before year-end. The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which is attached hereto as Exhibit 10.3.

Item 6. Exhibits

10.1	Retention Award Letter, dated August 8, 2019, between Matti Masanovich and Superior Industries International, Inc.*, **

10.2	Management Board Member Service Contract, dated September 26, 2019, between Superior Industries Europe AG and Andreas Meyer.*, **

10.3	Amendment Agreement, dated October 30, 2019, to the Management Board Member Service Contract, dated September 26, 2019, between Superior Industries Europe AG and Andreas Meyer.*, **

10.4	Superior Industries International, Inc. 2019 Inducement Grant Plan (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 dated August 8, 2019).*

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date: November 4, 2019	/s/ Majdi B. Abulaban
Majdi B. Abulaban President and Chief Executive Officer

Date: November 4, 2019	/s/ Matti M. Masanovich
Matti M. Masanovich Executive Vice President and Chief Financial Officer