Form 10-K
period 2019-12-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2020-02-28
CIK 95552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission file number: 1-6615

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-2594729
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

26600 Telegraph Road, Suite 400 Southfield, Michigan	48033
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (248) 352-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	SUP	New York Stock Exchange

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

The aggregate market value of the registrant’s $0.01 par value common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $86,896,509, based on a closing price of $3.46. On February 21, 2020, there were 25,128,158 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2020 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have included or incorporated by reference in this Annual Report on Form 10-K (including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and from time to time our management may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Act of 1934. These forward-looking statements are based upon management’s current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and potential liability for environmental-related matters. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to”, “could”, “continue”, “approximately”, “forecast”, “estimates”, “pursue” and similar expressions. These statements include our belief regarding general automotive industry and market conditions and growth rates, as well as general domestic and international economic conditions.

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

ITEM 1 - BUSINESS

Description of Business and Industry

Superior Industries International, Inc.’s (referred herein as the “Company,” “Superior,” or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (OEMs) in North America and Europe and aftermarket distributors in Europe. We employ approximately 8,400 employees, operating in eight manufacturing facilities in North America and Europe with a combined annual manufacturing capacity of approximately 20 million wheels. We are one of the largest suppliers to global OEMs and we believe we are the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels accounted for approximately 92 percent of our sales in 2019 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Daimler AG Company (Mercedes-Benz, AMG, Smart), FCA, Ford, GM, Honda, Jaguar-Land Rover, Mazda, Nissan, PSA, Renault, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We also sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a global presence and diversified customer base consisting of North American, European and Asian OEMs. We continue to deliver on our strategic plan to be one of the leading light vehicle aluminum wheel suppliers globally, delivering innovative wheel solutions to our customers.

Our global reach encompasses sales to the ten largest OEMs in the world. The following chart shows our sales by customer for the years ended December 31, 2019 and 2018.

Demand for our products is mainly driven by light-vehicle production levels in North America and Europe, as well as production levels at our key customers and take rates on programs we serve. North American light-vehicle production in 2019 was 16.3 million vehicles, as compared to 17.0 million vehicles in 2018. In Europe, light vehicle production level in 2019 was 17.7 million vehicles, as compared to 18.5 million vehicles in 2018. The majority of our customers’ wheel programs are awarded two to four years in advance. Our purchase orders with OEMs are typically specific to a particular vehicle model.

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

GM, Ford and VW Group were our only customers individually accounting for 10 percent or more of our consolidated trade sales in 2019. Net sales to these customers in 2019 and 2018 were as follows (dollars in millions):

	2019		2018
	Percent of Net Sales	Dollars	Percent of Net Sales	Dollars
GM	22%	$295.0	18%	$272.6
Ford	15%	$208.1	18%	$265.3
VW Group	13%	$180.1	12%	$183.9

In addition, sales to Daimler AG Company, BMW, Toyota and Volvo exceed 5 percent of sales in 2019 and 2018. The loss of all or a substantial portion of our sales to these customers, and/or those listed in the table above, would have a significant adverse effect on our financial results. Refer to Item 1A, “Risk Factors,” of this Annual Report.

Raw Materials

The raw materials used in manufacturing our products are readily available and are obtained through numerous suppliers with whom we have established trade relationships. Aluminum accounted for the vast majority of our total raw material requirements during 2019. Our aluminum requirements are met through purchase orders with major global producers. During 2019, we successfully secured aluminum commitments from our primary suppliers sufficient to meet our production requirements, and we anticipate being able to source aluminum requirements to meet our expected level of production in 2020.

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

Foreign Operations

We manufacture the majority of our North American products in Mexico for sale in the United States, Canada and Mexico. Net sales of wheels manufactured in our Mexico operations in 2019 totaled $599.8 million and represented 85.2 percent of our total net sales in North America as compared to $673.2 million and 84.1 percent in 2018. Net property, plant and equipment used in our operations in Mexico totaled $223.2 million at December 31, 2019 and $221.5 million at December 31, 2018. The overall cost for us to manufacture wheels in Mexico is currently lower than in the United States, due to lower labor costs as a result of lower prevailing wage rates.

Similarly, we manufacture the majority of our products for the European market in Poland, for sale throughout Europe. For the year ended December 31, 2019, net sales of wheels manufactured in Poland were $422.4 million and 63.2 percent of total net European sales, as compared to $421.8 million and 60.1 percent in 2018. Net property, plant and equipment used in our operations in Poland totaled $217.6 million at December 31, 2019 and $221.0 million at December 31, 2018. Similar to our Mexican operations, the overall cost to manufacture wheels in Poland is substantially lower than in both the United States and Germany at the present time due principally to lower labor costs.

Net Sales Backlog

Our customers typically award programs two to four years before actual production is scheduled to begin. Each year, the automotive manufacturers introduce new models, update existing models and discontinue certain models. In this process, we may be selected as the supplier on a new model, we may continue as the supplier on an updated model or we may lose a new or updated model to a competitor. Our estimated net sales may be impacted by various assumptions, including new program vehicle production levels, customer price reductions, currency exchange rates and program launch timing. Our customers may terminate the awarded programs or reduce order levels at any time, based on market conditions or change in portfolio direction. Therefore, expected net sales information does not represent firm commitments or firm orders. We estimate that we have been awarded programs covering approximately 90 percent of our manufacturing capacity over the next three years.

Competition

Competition in the market for aluminum wheels is based primarily on delivery, overall customer service, price, quality and technology. We currently supply approximately 17 percent and 13 percent of the aluminum wheels installed on passenger cars and light-duty trucks in North America and Europe, respectively.

Competition is global in nature with a significant volume of exports from Asia into North America. There are several competitors with facilities in North America but we estimate that we have more than twice the North American production capacity of any competitor. Some of the key competitors in North America include Central Motor Wheel of America, CITIC Dicastal Co., Ltd., Prime Wheel Corporation, Enkei, Hands Corporation, and Ronal. Key European competitors include Ronal, Borbet, Maxion and CMS. We are the leading manufacturer of alloy wheels in the European aftermarket, where the competition is highly fragmented. Key competitors include Alcar, Brock, Borbet, ATU and Mak. Refer to Item 1A, “Risk Factors,” of this Annual Report.

Steel and other types of wheels also compete with our products. According to Ward’s Automotive Group, the aluminum wheel penetration rate on passenger cars and light-duty trucks in North America was approximately 88 percent for the 2019 and 2018 model year. Although similar industry data is not available for Europe, we estimate aluminum wheel penetration continues to marginally increase year-over-year with further opportunity to increase. Several factors can affect this rate including price, fuel economy requirements and styling preferences. Although aluminum wheels currently cost more than steel, aluminum is a lighter material than steel, which is desirable for fuel efficiency and generally viewed as aesthetically superior to steel and, thus, more desirable to the OEMs and their customers.

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

Environmental Compliance

Our manufacturing facilities, like most other manufacturing companies, are subject to solid waste, water and air pollution control standards mandated by federal, state and local laws. Violators of these laws are subject to fines and, in extreme cases, plant closure. We believe our facilities are in material compliance with all presently applicable standards. The cost of environmental compliance was approximately $0.7 million in 2019 and 2018 and $0.6 million in 2017. We expect that future environmental compliance expenditures will approximate these levels and will not have a material effect on our consolidated financial position or results of operations. However, climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the vehicles that use our products. Refer to Item 1A, “Risk Factors - We are subject to various environmental laws” of this Annual Report.

Employees

As of December 31, 2019, we employed approximately 8,000 full-time employees and 400 contract employees, with 4,800 employees in North America and 3,600 employees in Europe. None of our employees in North America are covered by a collective bargaining agreement. Superior Industries Europe AG’s (“SEAG’s”) subsidiary, Superior Industries Production Germany GmbH (“SPG”), is a member of the employers’ association for the metal and electronic industry in North Rhine-Westphalia e.V. (Metall und Elektro-Industrie  NORDRHEIN-WESTPFALEN e.V.) and is subject to various collective bargaining agreements entered into by the employers’ association with the trade union IG Metall. These collective bargaining agreements include provisions relating to wages, holiday, and partial retirement. It is estimated that approximately 200 employees of SEAG employed at SPG in Germany were unionized and 437 employees were subject to collective bargaining agreements in 2019. SPG and Superior Industries Automotive Germany GmbH operate statutory workers’ councils and Superior Industries Production (Poland) Sp. z o.o. operates a voluntary workers’ council.

Fiscal Year End

Fiscal year 2019 and 2018 started on January 1 and ended December 31. The fiscal year for 2017 consisted of the 53-week period ended December 31, 2017. Thus, fiscal years 2019 and 2018 reflect one less calendar week of North America operations than fiscal year 2017. Historically our fiscal year ended on the last Sunday of the calendar year. While our European operations historically reported on a calendar year end, these fiscal periods aligned as of December 31, 2017. Beginning in 2018, both our North American and European operations are on a calendar fiscal year with each month ending on the last day of the calendar month. For convenience of presentation, all fiscal years are referred to as beginning as of January 1, and ending as of December 31, but actually reflect our financial position and results of operations for the periods described above.

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

History

We were initially incorporated in Delaware in 1969. Our entry into the OEM aluminum wheel business in 1973 resulted from our successful development of manufacturing technology, quality control and quality assurance techniques that enabled us to satisfy the quality and volume requirements of the OEM market for aluminum wheels. The first aluminum wheel for a domestic OEM customer was a Mustang wheel for Ford. We reincorporated in California in 1994, and in 2015, we moved our headquarters from Van Nuys, California to Southfield, Michigan and reincorporated in Delaware. On May 30, 2017, we acquired a majority interest in Uniwheels AG, which was a European supplier of OEM and aftermarket aluminum wheels. Uniwheels AG was renamed in 2018 to Superior Industries Europe AG. Our stock is traded on the New York Stock Exchange under the symbol “SUP.”

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

Predominantly, our sales are made to the European and U.S. automotive markets. Therefore, our financial performance depends largely on conditions in the European and U.S. automotive industry, which in turn can be affected significantly by broad economic and financial market conditions. Consumer demand for automobiles is subject to considerable volatility as a result of consumer confidence in general economic conditions, levels of employment, prevailing wages, fuel prices and the availability and cost of consumer credit, as well as changing consumer preferences. Demand for aluminum wheels can be further affected by other factors, including pricing and performance comparisons to competitive materials such as steel. Finally, the demand for our products is influenced by shifts of market share between vehicle manufacturers and the specific market penetration of individual vehicle platforms being sold by our customers. Decreases in demand for automobiles in Europe and the United States could adversely affect the valuation of our productive assets, results of operations, financial condition and cash flows.

A limited number of customers represent a large percentage of our sales. The loss of a significant customer or decrease in demand could adversely affect our operating results.

Ford, GM, Toyota, VW Group and BMW, together, represented 60 percent in 2019 and 64 percent of our sales in 2018. Our OEM customers are not required to purchase any minimum amount of products from us. Increasingly global procurement practices, the pace of new vehicle introduction and demand for price reductions may make it more difficult to maintain long-term supply arrangements with our customers, and there are no guarantees that we will be able to negotiate supply arrangements with our customers on terms acceptable to us in the future. The contracts we have entered into with most of our customers provide that we will manufacture wheels for a particular vehicle model, rather than manufacture a specific quantity of products. Such contracts range from one year to the life of the model (usually three to five years), typically are non-exclusive and do not require the purchase by the customer of any minimum number of wheels from us. Therefore, a significant decrease in consumer demand for certain key models or group of related models sold by any of our major customers, or a decision by a manufacturer not to purchase from us, or to discontinue purchasing from us, for a particular model or group of models, could adversely affect our results of operations, financial condition and cash flows.

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

As part of our ongoing focus to provide high quality products, we continually analyze our business to further improve our operations and identify cost-cutting measures. We may be unable to successfully identify or implement plans targeting these initiatives or fail to realize the benefits of the plans we have already implemented, as a result of operational difficulties, a weakening of the economy or other factors. Cost reductions may not fully offset decreases in the prices of our products due to the time required to develop and implement cost reduction initiatives. Additional factors such as inconsistent customer ordering patterns, increasing product complexity and heightened quality standards are making it increasingly more difficult to reduce our costs. It is possible that the costs we incur to implement improvement strategies may negatively impact our financial position, results of operations and cash flow.

We may be unable to successfully launch new products and/or achieve technological advances.

In order to compete effectively in the global automotive component supply industry, we must be able to launch new products and adopt technology to meet our customers’ demands in a timely manner. However, we cannot ensure that we will be able to install and certify the equipment needed for new product programs in time for the start of production, or that the transitioning of our manufacturing facilities and resources under new product programs will not impact production rates or other operational efficiency measures at our facilities. In addition, we cannot ensure that our customers will execute the launch of their new product programs on schedule. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly. The global automotive industry is experiencing a period of significant technological change. As a result, the success of our business requires us to develop and/or incorporate leading technologies. Such technologies are subject to rapid obsolescence. Our inability to maintain access to these technologies (either through development or licensing) may adversely affect our ability to compete. If we are unable to differentiate our products, maintain a low-cost footprint or compete effectively with technology-focused new market entrants, we may lose market share or be forced to reduce prices, thereby lowering our margins. Any such occurrences could adversely affect our financial condition, operating results and cash flows.

International trade agreements, including the ratification of the USMCA, and our international operations make us vulnerable to risks associated with doing business in foreign countries that can affect our business, financial condition and results of operations.

We manufacture our products in Mexico, Germany and Poland and we sell our products internationally. Accordingly, unfavorable changes in foreign cost structures, trade protection laws, tariffs on aluminum, regulations and policies affecting trade and investments and social, political, labor or economic conditions in a specific country or region, among other factors, could have a negative effect on our business and results of operations. Legal and regulatory requirements differ among jurisdictions worldwide. Violations of these laws and regulations could result in fines, criminal sanctions, prohibitions on the conduct of our business and damage to our reputation. Although we have policies, controls and procedures designed to ensure compliance with these laws, our employees, contractors, or agents may violate our policies.

As a result of changes to U.S. administrative policy, among other possible changes, there may be (i) changes to existing trade agreements, such as the North American Free Trade Agreement (“NAFTA”) and its anticipated successor agreement, the U.S.-Mexico-Canada Agreement (“USMCA”); (ii) greater restrictions on free trade generally; and (iii) significant increases in tariffs on goods imported into the United States, particularly tariffs on products manufactured in Mexico. It remains unclear what the U.S. administration or foreign governments, including China, will or will not do with respect to tariffs, NAFTA, USMCA or other international trade agreements and policies. However, Mexico and the United States have ratified the USMCA and it is expected that Canada will ratify it in 2020. The USMCA currently includes several provisions relating to automobile manufacturing.  One provision requires that automobiles must have 75 percent of their components manufactured in Mexico, the United States, or Canada to qualify for zero tariffs (up from 62.5 percent under NAFTA). Another provision requires that 40 percent to 45 percent of automobile parts must be made by workers who earn $16 per hour by 2023.  Currently, our workers in Mexico make less than $16 per hour. Mexico has also agreed to pass new labor laws that are intended to make it easier for Mexican workers to unionize.  We do not know whether the USMCA will be ratified by Canada or, if ratified, what the final provisions of the USMCA will contain and how those provisions will impact us but it is possible that the USMCA, if ratified, could increase our cost of manufacturing in Mexico which could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

Cost of manufacturing our products in Mexico, Germany and Poland may be affected by tariffs imposed by the United States, trade protection laws, policies and other regulations affecting trade and investments, social, political, labor, or general economic conditions. Other factors that can affect the business and financial results of our Mexican, German and Polish operations include, but are not limited to, changes in cost structures, currency effects of the Mexican Peso, Euro and Polish Zloty, availability and competency of personnel and tax regulations.

Fluctuations in foreign currencies and commodity and energy prices may adversely impact our financial results.

Due to our operations outside of the United States, we experience exposure to foreign currency gains and losses in the ordinary course of our business. We settle transactions between currencies - i.e., in particular, U.S. dollar to Mexican Peso, Euro to U.S. dollar and Euro to Polish Zloty. To the extent possible, we attempt to match the timing and magnitude of transaction settlements between currencies to create a “natural hedge.” Based on our current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances. While changes in the terms of the contracts with our customers will create an imbalance between currencies that we hedge with foreign currency forward or option contracts, there can be no assurances that our hedging program will effectively offset the impact of the imbalance between currencies or that the net transaction balance will not change significantly in the future.

Additionally, we are exposed to commodity and energy price risks due to significant aluminum raw material requirements and the energy intensive nature of our operations. Natural gas and electricity prices are subject a to large number of variables that are outside of our control. We use financial derivatives and fixed-price agreements with suppliers to reduce the effect of any volatility on our financial results.

The foreign currency forward or option contracts, the natural gas forward contracts, and the fixed-price agreements we enter into with financial institutions and suppliers are designed to protect against foreign exchange risks and price risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have a program to hedge a portion of our material foreign exchange or commodity and energy price exposures, typically for up to 48 months. However, we may choose not to hedge certain foreign exchange or commodity or energy price exposures for a variety of reasons including, but not limited to, accounting considerations, the prohibitive economic cost of hedging particular exposures, or our inability to identify willing counterparties. There is no guarantee that our hedge program will effectively mitigate our exposures to foreign exchange and commodity and energy price changes which could have material adverse effects on our cash flows and results of operations.

Fluctuations in foreign currency exchange rates may also affect the USD value of assets and liabilities of our foreign operations, as well as assets and liabilities denominated in non-functional currencies such as the Euro, and may adversely affect reported earnings and, accordingly, the comparability of period-to-period results of operations. Changes in currency exchange rates or commodity and energy prices may affect the relative prices at which we and our foreign competitors sell products in the same market. In addition, changes in the value of the relevant currencies or commodities and energy prices may affect the cost of certain items required in our operations. We cannot ensure that fluctuations in exchange rates or commodities and energy prices will not otherwise have a material adverse effect on our financial condition or results of operations or cause significant fluctuations in quarterly and annual results of operations.

We do not expect to generate sufficient cash to repay all of our indebtedness (including the Term Loan Facility and Notes) or obligations relating to the redeemable preferred stock by their respective maturity dates and may be forced to take other actions to satisfy these obligations, which may not be successful.

Our ability to make scheduled payments or to refinance our debt obligations or redeemable preferred stock depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business, economic and other factors beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, interest and/or dividends on our debt, redeemable preferred stock and other indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations or redeemable preferred stock obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness, including the Notes. Our ability to restructure or refinance our debt will depend on the condition of the capital and credit markets and our financial condition at such time.

We do not expect to generate sufficient cash to repay all principal due under the €250.0 million aggregate principal amount of 6.0% Senior Notes due June 15, 2025 (the “Notes”) of $243.1 million and the $400.0 million Senior Secured Term Loan Facility (“Term Loan Facility” or “Term Loan B”) due May 23, 2024 of $371.8 million (together with the Revolving Credit Facility referred to as the USD Senior Secured Credit Facility, “USD SSCF”), in full by the respective maturity dates, which will likely require us to refinance a portion or all of the outstanding debt. We might not be able to refinance the debt at satisfactory terms. Any refinancing of our debt could be at higher interest rates and associated transactions costs and may require us to comply with more onerous covenants, which could further restrict our business operations and limit our financial flexibility. In addition, any failure to make payments of interest and principal on our outstanding indebtedness and dividends or redemption payments on our redeemable preferred stock on a timely basis would likely result in a reduction of our credit ratings, which could harm our ability to incur additional indebtedness or issue equity, or to refinance all or portions of these obligations. These alternative measures may not be successful and may not permit us to meet our scheduled debt service or other payment obligations, including (i) redemption of our redeemable preferred stock at a redemption price equal to the greater of $300.0 million (2.0 times stated value) or the product of the number of common shares into which the redeemable preferred stock could be converted (5.3 million shares currently) and the then current market price of our common stock and (ii) the repurchase of the Notes or redemption of the redeemable preferred stock upon a change of control or repurchase of the Notes upon sales of certain assets. The holders of the preferred stock have redemption rights that allow them to force us to redeem the preferred stock on or after September 14, 2025 to the extent allowable under Delaware Law.  In the absence of such cash flows and resources, we could face substantial liquidity constraints and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. The credit agreements governing the USD SSCF and the EUR 45.0 million credit line under the EUR Senior Secured Credit Facility (“EUR SSCF”), taken together the Global Senior Secured Credit Facility (“GSSCF”), and the Indenture for the Notes restrict our ability to conduct asset sales and/or use the proceeds from asset sales. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair, and any proceeds that we do receive may not be adequate to meet any debt service obligations then due, as well as payments due with respect to our redeemable preferred stock. If we cannot meet our debt service obligations, the holders of our debt may accelerate our debt and, to the extent such debt is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our debt.

Under the USD SSCF and EUR SSCF, we had available unused commitments of $156.4 million and 44.6 million Euros, respectively, as of December 31, 2019, which are critical to the Company’s ability to pay all of its obligations in a timely manner.

The credit lines under the USD SSCF and EUR SSFC will mature on May 23, 2022 and May 22, 2022, respectively, which is prior to the maturities of our other outstanding debt. We might not be able to extend these credit lines beyond the current due dates or may only be able to extend them for smaller amounts. This in turn might reduce our ability to refinance our other outstanding debt or other obligations in future years. It might also cause the rating agencies to downgrade our credit ratings. Additionally, it might require us to hold more cash in our bank accounts to ensure our ability to pay our obligations in a timely manner, which in turn could reduce our ability to pay down debt or other obligations.

Our substantial indebtedness and the corresponding interest expense could adversely affect our financial condition

We have a significant amount of indebtedness. As of December 31, 2019, our total debt was $630.6 million ($615.0 million net of unamortized debt issuance costs of $15.6 million). Additionally, we had availability of $156.4 million under the USD SSCF as well as 44.6 million Euros under the EUR SSCF at December 31, 2019.

A significant portion of our cash flow from operations will be used to pay our interest expense and will not be available for other business purposes.  We cannot be certain that our business will generate sufficient cash flow or that we will be able to enter into future financings that will provide sufficient proceeds to meet or pay the interest on our debt.

Subject to the limits contained in the credit agreements governing our GSSCF and the indenture governing our  €250.0 million aggregate principal amount of 6.0% Senior Notes due June 15, 2025 (the “Notes”) (with outstanding principal balance of €217.0 million at December 31 2019) and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify.

In addition, the indenture covering the Notes (the “Indenture”) and the credit agreements governing the GSSCF and our other debt instruments contain restrictive covenants that among other things, could limit our ability to incur liens, engage in mergers and acquisitions, sell, transfer or otherwise dispose of assets, make investments, acquisitions, redeem our capital stock or pay dividends. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the maturity of all of our debt.

A downgrade of our credit rating or a decrease of the prices of the Company’s common stock, the USD SSCF or the Notes could adversely impact our financial performance.

The Company, its USD SSCF, and the Notes, are rated by Standard and Poor’s and Moody’s. These ratings are widely followed by investors, customers, and suppliers, and a downgrade by one or both of these rating agencies might cause: suppliers to cancel our contracts, demand price increases, or decrease payment terms; customers to reduce their business activities with us; or investors to reconsider investments in financial instruments issued by Superior, all of which might cause a decrease of the price of our common stock, our Notes, and the price of the bilaterally traded Term Loan B which is a part of the USD SSCF.

A decrease in our common stock, Notes and/or Term Loan B prices, in turn, might accelerate such negative trends. A reduction in the price of the Notes and Term Loan B implies an increase of the yield debt investors demand to provide us with financing, which, in turn, would make it more difficult for us to refinance our existing debt, redeemable preferred stock obligations and/or future debt or redeemable preferred stock obligations.

The terms of the credit agreement governing the GSSCF, the Indenture, and other debt instruments, as well as the documents governing other debt that we may incur in the future, may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Indenture, the credit agreements governing the GSSCF and our other debt instruments, and the documents governing other debt that we may incur in the future, may contain a number of covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:

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

In addition, the restrictive covenants in the credit agreement governing the GSSCF and other debt instruments require us to maintain specified financial ratios and satisfy other financial condition tests to the extent subject to certain financial covenant conditions. Our ability to meet those financial ratios and tests can be affected by events beyond our control. We may not meet those ratios and tests.

A breach of the covenants or restrictions under the Indenture governing the Notes, under the credit agreement governing the GSSCF, or under other debt instruments could result in an event of default under the applicable indebtedness. Such a default may allow the creditors under such facility to accelerate the related debt, which may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our GSSCF would permit the lenders under our revolving credit facilities to terminate all commitments to extend further credit under these facilities. Furthermore, if we were unable to repay the amounts due and payable under the GSSCF or under other secured debt instruments, those lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the GSSCF. In the event our lenders or holders of the Notes accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:

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

Borrowings under our GSSCF are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. As of December 31, 2019, approximately $371.8 million of our debt was variable rate debt. Our anticipated annual interest expense on $371.8 million variable rate debt at the current rate of 5.7 percent would be $21.2 million. We have entered into interest rate swaps exchanging floating for fixed rate interest payments in order to reduce interest rate volatility. As of December 31, 2019, we have executed interest rate swaps for $260.0 million, maturing $25.0 million March 31, 2020, $35.0 million December 31, 2020, $50 million September 30, 2022, and $150 million December 31, 2022. In the future, we may again enter into interest rate swaps to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.

The interest rates under our USD SSCF are calculated using LIBOR. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 and it is unclear whether new methods of calculating LIBOR will be established. If LIBOR ceases to exist, a comparable or successor reference rate as approved by the Administrative Agent under the USD SSCF will apply or such other reference rate as may be agreed by the Company and the lenders under the credit agreement governing the USD SSCF. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.

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

In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. The impact of tax law changes could result in an overall tax rate increase to our business.

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

Although we are able to periodically pass certain aluminum cost increases on to our customers, we may not be able to pass along all changes in aluminum costs (e.g. for aftermarket), or there may be a delay in passing the aluminum costs onto our customers. Our customers are not obligated to accept energy or other supply cost increases that we may attempt to pass along to them. This inability to pass on these cost increases to our customers could adversely affect our operating margins and cash flows.

Aluminum and alloy pricing, and the timing of our receipt of payment from customers for aluminum price fluctuations, may have a material effect on our operating margins and cash flows.

The cost of aluminum is a significant component in the overall cost of a wheel and in our selling prices to customers. Customer prices are adjusted for fluctuations in aluminum prices based on changes in certain published market indices, but the timing of price adjustments is based on specific customer agreements and can vary from monthly to quarterly. As a result, the timing of aluminum price adjustments with customers flowing through sales rarely will match the timing of such changes in cost and can result in fluctuations to our gross profit. This is especially true during periods of frequent increases or decreases in the market price of aluminum.

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

In 2010, the European Commission imposed provisional anti-dumping duties of 22.3 percent on imports of aluminum road wheels from China after a complaint of unfair competition from European manufacturers. The European Commission argued that the EU manufacturers had suffered a significant decrease in production and sales, and a loss of market share, as well as price depression due to cheaper imports from China. On January 23, 2017, the European Commission decided to maintain the anti-dumping duties (Commission Implementing Regulation (EU) 2017/109) for another five-year period. The anti-dumping duties protect the EU producers until January 24, 2022. After this date, the competitive pressures from Chinese producers, which have cost advantages, may adversely affect the Company’s financial condition, results of operations and cash flows.

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

We are from time to time subject to litigation, which could adversely affect our financial condition or results of operations.

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

Our business requires extensive product development activities to launch new products. Accordingly, there is a risk that wheels under development may not be ready by the start of production or may fail to meet the customer’s specifications. In any such case, warranty or compensation claims might be raised, or litigation might be commenced, against the Company.

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

We may be unable to attract and retain key personnel, including our senior management team, which may adversely affect our ability to conduct our business.

Our success depends, in part, on our ability to attract, hire, train and retain qualified managerial, operational, engineering, sales and marketing personnel. We face significant competition for these types of employees in our industry. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully. In addition, key personnel may leave us and compete against us. Our success also depends, to a significant extent, on the continued service of our senior management team. We may be unsuccessful in replacing key managers who either resign or retire. During the last several years we have experienced significant turnover in our senior management members, additional losses of members of our senior management team or other experienced senior employees could impair our ability to execute our business plans and strategic initiatives, cause us to lose customers and experience reduced net sales, or lead to employee morale problems and/or the loss of other key employees.

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

Impairment of goodwill would negatively impact our consolidated results of operations and net worth.

As of December 31, 2019, we had approximately $184.8 million of goodwill which represented approximately 14.1 percent of total assets on our consolidated balance sheet related to our acquisition of Uniwheels. Goodwill is not amortized but we test it for impairment on an annual basis as of December 31, or on an interim basis if an event or circumstance indicates that an impairment is more likely than not to have occurred, which could result in recognition of a goodwill impairment.  A goodwill impairment could materially adversely affect our results of operations for the period in which such charge is recorded.

Our business could be negatively impacted by a threatened proxy contest with two stockholders who have each nominated an individual for election to our Board of Directors at the 2020 annual meeting.

We recently received notices from each of GAMCO Asset Management Inc. (“GAMCO”) and D.C. Capital LLC (“D.C. Capital”) announcing their intent to each nominate one individual for election to our Board of Directors at the 2020 annual meeting. If a proxy contest results from one or both notices received from GAMCO or D.C. Capital, our business could be adversely affected. Responding to nominations by activist stockholders are costly and time-consuming, and divert the attention of our Board of Directors and senior management team from the pursuit of business strategies, which could adversely affect our results of operations and financial condition.

We may fail to comply with conditions of the state tax incentive programs in Poland.

We have three production plants in a special Poland economic zone, Tanobrzeska Specjalna Strefa Ekonomiczna Euro-Park Wislosan in Stalowa Wola, Poland. Our Polish operations were granted eight permits to operate in this special economic zone, which allows us to benefit from Polish state tax incentives. The permits require certain conditions to be met, which include increasing the number of employees, keeping the number of employees at such level and incurring required capital expenditures. In addition, particular permits indicate deadlines for completion of respective stages of investments. For three of the eight permits, conditions have already been fulfilled. If we do not fulfill the conditions required by the permits, the permits might be withdrawn and we would no longer benefit from state tax incentives, which may impact our assets, financial condition, results of operations or cash flows in a material way. Furthermore, under current Polish regulations, special economic zones are scheduled to cease to exist in 2026.

We are currently unable to fully deduct interest charges on German and US indebtedness.

The interest deduction barrier under German tax law (Zinsschranke) and US tax law limit the tax deductibility of interest expenses. If no exception to these limits apply, the net interest expense (interest expense less interest income) is deductible up to 30 percent of the EBITDA taxable in Germany and the US, respectively, in a given financial year. Non-deductible interest expenses can be carried forward. Interest carry-forwards are subject to the same tax cancellation rules as tax loss carry-forwards. Whenever interest expenses are not deductible or if an interest carry-forward is lost, the tax burden in future assessment periods could rise, which might have alone, or in combination, a material adverse effect on our assets, financial condition, results of operation or cash flows.

We may be exposed to risks related to existing and future profit and loss transfer agreements executed with German subsidiaries of our European operations.

Profit and loss transfer agreements are one of the prerequisites of the taxation of Superior and its German subsidiaries as a German tax group. For tax purposes, a profit and loss transfer agreement must have a contract term for a minimum of five years. In addition, such agreement must be fully executed. If a profit and loss transfer agreement or its actual execution does not meet the prerequisites for the taxation as a German tax group, Superior Industries International AG (“SII AG”) and each subsidiary are taxed on their own income (and under certain circumstances even with retrospective effect). Additionally, 5 percent of dividends from the subsidiary to SII AG, or other Superior European controlling entities within the European Union would be regarded as non-deductible expenses at the SII AG level, or level of other Superior European controlling entities. Furthermore, the compensation of a loss of a subsidiary would be regarded as a contribution by SII AG into the subsidiary and thus, would not directly reduce SII AG’s profits. As a consequence, if the profit and loss transfer agreements do not meet the prerequisites of a German tax group, this could have a future material adverse effect on our assets, financial condition, results of operations or cash flows.

Purchase of additional shares of Uniwheels may require a higher purchase price.

Superior executed a Domination and Profit Loss Transfer Agreement, “DPLTA”, which became effective in January 2018. According to the terms of the DPLTA, SII AG offered to purchase any outstanding shares of Uniwheels for cash consideration of Euro 62.18. The cash consideration paid to shareholders, which tendered under the DPTLA may be subject to change based on appraisal proceedings that the minority shareholders of Uniwheels have initiated.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our worldwide headquarters is located in Southfield, Michigan. In our North American operations, we maintain and operate four facilities that manufacture aluminum wheels for the automotive industry including our facility for finishing wheels with physical vapor deposition. These facilities are located in Chihuahua, Mexico. These manufacturing facilities currently encompass approximately two million square feet of manufacturing space. We own all of our manufacturing facilities in North America, and we lease our worldwide headquarters located in Southfield, Michigan. During the third quarter of 2019, the Company initiated a plan to significantly reduce production and manufacturing operations at its Fayetteville, Arkansas, location. As of December 31, 2019, we are continuing to use the Arkansas facility for research and development activities and service wheel storage.

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

ITEM 3 - LEGAL PROCEEDINGS

We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, we believe all such matters are adequately provided for, covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position. Refer to under Item 1A, “Risk Factors - We are from time to time subject to litigation, which could adversely impact our financial condition or results of operations” of this Annual Report.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A -INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information regarding executive officers who are also Directors is contained in our 2020 Proxy Statement under the caption “Election of Directors.” Such information is incorporated into Part III, Item 10, “Directors, Executive Officers and Corporate Governance.” All executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors. The following table sets forth the names, ages and positions of our executive officers.

Name	Age	Position

Majdi B. Abulaban Kevin Burke Joanne M. Finnorn	56 51 55	President and Chief Executive Officer Senior Vice President and Chief Human Resources Officer Senior Vice President, General Counsel and Corporate Secretary
Michael J. Hatzfeld Jr.	47	Vice President of Finance and Corporate Controller
Parveen Kakar	53	Senior Vice President of Sales, Marketing and Product Development
Matti M. Masanovich	48	Executive Vice President and Chief Financial Officer
Andreas Meyer Dr. Karsten Obenaus	54 55	Senior Vice President, President, Europe Senior Vice President and Chief Financial Officer Europe

Name	Age	Position

Set forth below is a description of the business experience of each of our executive officers.

Majdi B. Abulaban

Mr. Abulaban is the Company’s President and Chief Executive Officer, a position he has held since May 2019. Mr. Abulaban was previously employed by Aptiv PLC (formerly Delphi Automotive) (NYSE: APTV) (“Aptiv”), a technology company that develops safer, greener and more connected solutions for a diverse array of global customers, from 1985 to April 2019, most recently as Senior Vice President and Group President, Global Signal and Power Solutions Segment from January 2017 to April 2019. From February 2012 to January 2017, Mr. Abulaban served as the Senior Vice President and Group President, Global Electrical and Electronic Architecture Segment and President of Aptiv Asia Pacific. Prior to that, Mr. Abulaban held various business unit leadership positions with Delphi in China, Singapore and the United States. Mr. Abulaban is currently a member of the Board of Directors of SPX FLOW, Inc. (NYSE: FLOW), a global supplier of highly specialized, engineered solutions. Mr. Abulaban holds a bachelor’s degree in mechanical engineering from the University of Pittsburgh and a Master of Business Administration from the Weatherhead School of Management at Case Western Reserve University.

Kevin Burke

Mr. Burke is the Company’s Senior Vice President and Chief Human Resources Officer, a position he has held since October 2019.  He joined Superior from Valeo North America, a Tier One auto supplier and technology company, where he was Head of Human Resources – North America since March 2018, with responsibility for all human resources across the United States, Mexico and Canada.   From 2015 to 2017, he was at Lear Corporation, a Tier One auto supplier, as Vice President of Human Resources – Asia Pacific based in Shanghai, China.  From 2013 to 2015, Mr. Burke was the Chief Human Resources Officer for ITC Holdings, an independent electric transmission company.  Prior to that, he held various HR leadership positions with General Mills, Pulte Homes and Dow Corning Corporation.  Mr. Burke earned a Bachelor of Arts in Communication and a Master of Labor & Industrial Relations from Michigan State University, as well as a Master of Business Administration from Northwestern University’s Kellogg School.

Joanne M. Finnorn

Ms. Finnorn is the Company’s Senior Vice President, General Counsel and Corporate Secretary, a position she has held since September 2017. Previously, Ms. Finnorn served as the Vice President, General Counsel and Chief Compliance Officer of Amerisure Mutual Insurance Company from February 2016 to August 2017. From 2013 to January 2016, Ms. Finnorn served as General Counsel of HouseSetter LLC, a home monitoring company and was the Principal of Finnorn Law & Advisory Services. Ms. Finnorn began her career as an attorney with General Motors, served as General Counsel of GMAC’s European Operations in Zurich, Switzerland and Vice President & General Counsel and Vice President, Subscriber Services, for OnStar LLC.  Ms. Finnorn obtained a Bachelor degree from Alma College and a Juris Doctor from Stanford Law School.

Michael J. Hatzfeld Jr.

Mr. Hatzfeld Jr. is the Company’s Vice President of Finance and Corporate Controller, a position he has held since December 2018. Prior to joining the Company, Mr. Hatzfeld Jr. held various positions with General Motors Company since 2011, most recently as Controller, US Sales and Marketing Unit in 2018, Controller, Global Revenue Recognition Project from 2016 to 2017, Controller, Customer Care and Aftersales Units from 2014 to 2016 and Assistant Director, Corporate Reporting and Analysis from 2013 to 2014. Mr. Hatzfeld Jr. began his career in public accounting at Ernst & Young LLP. Mr. Hatzfeld Jr. holds a Bachelor of Science degree from Duquesne University. Mr. Hatzfeld Jr. is also a Certified Public Accountant.

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

Andreas Meyer

Mr. Meyer is the Company’s Senior Vice President, President, Europe, a position he has held since November 1, 2019. He was previously the Senior Vice President of Snop / Tower Automotive Holding GmbH, a first tier automotive supplier, from January 2017 to October 2019. Prior to that, he served as Tower’s Vice President of Operations from July 2015 to January 2017. From July 2013 to June 2015, Mr. Meyer was the Managing Director of Hörmann Automotive GmbH (“Hörmann”), a first tier automotive supplier. Mr. Meyer also served as Managing Director of Hörmann Automotive Components from October 2007 to June 2015. Mr. Meyer graduated from Helmut Schmidt University Hamburg with a degree in business management.

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

The following graph compares the cumulative total stockholder return from December 31, 2014 through December 31, 2019, for our common stock, the Russell 2000 and a peer group(1) of companies that we have selected for purposes of this comparison. We have assumed that dividends have been reinvested, and the returns of each company in the Russell 2000 and the peer group have been weighted to reflect relative stock market capitalization. The graph below assumes that $100 was invested on December 31, 2014, in each of our common stock, the stocks comprising the Russell 2000 and the stocks comprising the peer group.

	Superior Industries International, Inc.	Russel 2000	Peer Group(1)
2014	$100	$100	$100
2015	$96	$95	$92
2016	$141	$116	$115
2017	$81	$132	$135
2018	$27	$118	$111
2019	$22	$148	$144

(1)

We do not believe that there is a single published industry or line of business index that is appropriate for comparing stockholder returns. As a result, we have selected a peer group comprised of companies as disclosed in the 2020 Proxy Statement.

Holders of Common Stock

As of February 21, 2020, there were approximately 356 holders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Recent Sales of Unregistered Securities

Not applicable.

Securities Authorized for Issue Under Equity Compensation Plans

The information about securities authorized for issuance under Superior’s equity compensation plans is included in Note 19, “Stock-Based Compensation” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report and will also be included in our 2020 Proxy Statement under the caption “Securities Authorized for Issuance under the Equity Compensation Plans.”

ITEM 6 - SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

Fiscal Year Ended December 31,	2019	2018	2017	2016	2015
Income Statement (000s)
Net sales (1)	$1,372,487	$1,501,827	$1,108,055	$732,677	$727,946
Value added sales (2)	$755,325	$797,187	$616,753	$408,690	$360,846
Gross profit (3)	$116,062	$163,527	$102,897	$86,204	$71,217
Income (loss) from operations (4)	$(50,059)	$85,805	$21,518	$54,602	$36,294
Net income (loss) attributable to Superior (4)	$(96,460)	$25,961	$(6,203)	$41,381	$23,944
Adjusted EBITDA (5)	$168,795	$185,623	$140,085	$88,511	$76,053
Balance Sheet (000s)
Total assets (6)	$1,311,867	$1,451,616	$1,551,252	$542,756	$539,929
Long-term debt	$611,025	$661,426	$679,552	$—	$—
Redeemable preferred stock	$160,980	$144,463	$144,694	$—	$—
Share Data
Net income (loss)
- Basic	$(5.10)	$0.29	$(1.01)	$1.63	$0.90
- Diluted	$(5.10)	$0.29	$(1.01)	$1.62	$0.90
Dividends declared	$0.18	$0.36	$0.45	$0.72	$0.72

(1)

Effective January 1, 2018, the Company adopted ASU 2014-09, Topic ASC 606, “Revenue from Contracts with Customers”, on a modified retrospective basis. Accordingly, periods prior to 2018 have not been adjusted.

(2)

Value added sales is a key measure that is not calculated according to U.S. GAAP. Refer to “Management’s Discussion and Analysis, Non-GAAP Financial Measures” section of this Annual Report for a definition of value added sales and a reconciliation of value added sales to net sales, the most comparable GAAP measure.

(3)

In 2019, we recognized a non-cash charge to cost of sales of $14.8 million in connection with the plan to reduce production and manufacturing operations at our Fayetteville, Arkansas location, including $7.6 million of accelerated depreciation for excess equipment, $3.2 million write-down of supplies inventory, $1.6 million of employee severance, $0.6 million of accelerated amortization of right of use assets under operating leases and $1.8 million of relocation costs for redeployment of machinery and equipment (refer to Note 23, “Restructuring” in the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report).

During 2015, we recorded $4.3 million in impairment of fixed assets and asset relocation costs, $2.0 million of carrying costs for the closed Rogers facility and $1.7 million in depreciation.

(4)

In the fourth quarter of 2019, we recognized goodwill and indefinite-lived intangible impairment charges totaling $102.2 million for our European reporting unit (refer to Note 10, “Goodwill and Other Intangible Assets” in the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report).

(5)

Adjusted EBITDA is a key measure that is not calculated according to GAAP. Refer to “Management’s Discussion and Analysis, Non-GAAP Financial Measures” section of this Annual Report for a definition of Adjusted EBITDA and a reconciliation of our Adjusted EBITDA to net income, the most comparable GAAP measure.

(6)	In 2019, we adopted ASC 842, “Leases,” the new lease accounting standard, resulting in recognition of operating lease right-of-use assets of $18.2 million effective January 1, 2019.

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

Executive Overview

Our principal business is the design and manufacture of aluminum wheels for sale to OEMs in North America and Europe and aftermarket suppliers in Europe. We employ approximately 8,400 employees, operating in eight manufacturing facilities in North America and Europe with a combined annual manufacturing capacity of approximately 20 million wheels. We are one of the largest suppliers to global OEMs, and we believe we are the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels accounted for approximately 92 percent of our sales in 2019 and are sold for factory installation on vehicle models manufactured by BMW-Mini, Daimler AG Company (Mercedes-Benz, AMG, Smart), FCA, Ford, GM, Honda, Jaguar-Land Rover, Mazda, Nissan, PSA, Renault, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a global presence and influence with North American, European and Asian OEMs.  The following chart shows our sales by customer for the years ended December 31, 2019, 2018 and 2017:

Globally, we shipped 19.2 million units down from 21.0 million in 2018, generally consistent with overall industry volume trends.  Demand for our products is mainly driven by light-vehicle production levels in North America and Europe, as well as production levels at our key customers and take rates on programs we serve. North American light-vehicle production in 2019 was 16.3 million vehicles, as compared to 17.0 million vehicles in 2018. In Europe, light vehicle production level in 2019 was 17.7 million vehicles, as compared to 18.5 million vehicles in 2018.

The following chart shows the comparison of our operational performance in 2019, 2018 and 2017:

For the calendar year 2019, sales were lower due to reduced volumes in both North America and Europe. Our 2019 Adjusted EBITDA was lower than 2018 primarily due to lower industry volumes in North America and Europe, rising energy rates, the impact of the GM strike and launch challenges in North America, partially offset by a shift toward larger more sophisticated finishes and larger wheel diameter.

The following table is a summary of the Company’s operating results for 2019, 2018 and 2017:

Results of Operations

Fiscal Year Ended December 31,	2019	2018	2017
(Thousands of dollars, except per share amounts)
Net Sales
North America	$704,320	$800,383	$732,418
Europe	668,167	701,444	375,637
Net sales	1,372,487	1,501,827	1,108,055
Cost of sales	(1,256,425)	1,338,300	1,005,158
Gross profit	116,062	163,527	102,897
Percentage of net sales	8.5%	10.9%	9.3%
Selling, general and administrative	63,883	77,722	81,379
Impairment of goodwill and indefinite-lived intangibles	102,238	—	—
Income (loss) from operations	(50,059)	85,805	21,518
Percentage of net sales	(3.6)%	5.7%	1.9%
Interest expense, net	(47,011)	(50,097)	(40,004)
Other (expense) income, net	4,815	(6,936)	13,188
Change in fair value of redeemable preferred stock embedded derivative	(782)	3,480	6,164
Income tax provision	(3,423)	(6,291)	(6,875)
Consolidated net income (loss)	(96,460)	25,961	(6,009)
Less: net loss attributable to non-controlling interests	—	—	(194)
Net income (loss) attributable to Superior	(96,460)	25,961	(6,203)
Percentage of net sales	(7.0)%	1.7%	(0.6)%
Diluted earnings (loss) per share	$(5.10)	$0.29	$(1.01)
Value added sales (1)	$755,325	$797,187	$616,753
Adjusted EBITDA (2)	$168,795	$185,623	$140,085
Percentage of net sales	12.3%	12.4%	12.6%
Percentage of value added sales	22.3%	23.3%	22.7%
Unit shipments in thousands	19,246	20,991	17,008

(1)

Value added sales is a key measure that is not calculated according to GAAP. Refer to Item 7, “Management’s Discussion and Analysis, Non-GAAP Financial Measures” section of this Annual Report for a definition of value added sales and a reconciliation of value added sales to net sales, the most comparable GAAP measure.

(2)

Adjusted EBITDA is a key measure that is not calculated according to GAAP. Refer to Item 7, “Management’s Discussion and Analysis, Non-GAAP Financial Measures” section of this Annual Report for a definition of Adjusted EBITDA and a reconciliation of our Adjusted EBITDA to net income.

2019 versus 2018

Shipments

Wheel unit shipments were 19.2 million for 2019, compared to unit shipments of 21.0 million in the prior year, a decrease of 8.3 percent. The decrease occurred primarily in our North American operations and was driven by softer industry production levels, lower production at our key customers, including the impact of the UAW labor strike at General Motors, and lower take rates on the programs we serve.

Net Sales

Net sales for 2019 were $1,372.5 million, compared to net sales of $1,501.8 million for the same period in 2018.  The reduction in net sales is primarily driven by reduced volumes, lower aluminum prices in both North America and Europe, and a weaker Euro, partially offset by improved product mix comprised of larger diameter wheels and premium finishes in both regions.

Cost of Sales

Cost of sales were $1,256.4 million in 2019, compared to $1,338.3 million in the prior year period. The decrease in cost of sales was due primarily due to lower volumes, lower aluminum prices, and a weaker Euro partially offset by higher aluminum content associated with larger diameter wheels and $14.8 million of restructuring and relocation costs related to our Fayetteville, Arkansas manufacturing location.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2019 were $63.9 million, or 4.7 percent of net sales, compared to $77.7 million, or 5.2 percent of net sales for the same period in 2018.  The decrease is primarily due to a reduction in acquisition and integration expenses and the alignment of reporting for SG&A between our North American and European operations.

Impairment of Goodwill and Indefinite-lived Intangibles

In 2019 we recognized a goodwill and indefinite-lived intangibles impairment charge of $102.2 million relating to our European reporting unit (refer to Note 10, “Goodwill and Other Intangible Assets” in the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report).

Net Interest Expense

Net interest expense for 2019 was $47.0 million, compared to interest expense of $50.1 million in 2018. The reduction in interest expense was primarily due to the 2018 repricing of the Company’s $400.0 million Senior Secured Term Loan Facility (“Term Loan Facility”), the early extinguishment of a portion of the 6% Senior Notes due June 15, 2025 (“Notes”) in 2019 and decreased loan reference rates, primarily US Dollar LIBOR rates.

Other Income (Expense)

Other income was $4.8 million in 2019, compared with other expense of $(6.9) million in 2018. The increase in other income was primarily driven by a $3.7 million gain on the early extinguishment of a portion of the Notes in 2019 and a foreign exchange gain in 2019 versus a foreign exchange loss in 2018.

Change in Fair Value of Embedded Derivative Liability

During 2019, the redeemable preferred stock embedded derivative liability associated with the conversion and the early redemption options increased $0.8 million to $3.9 million primarily due to higher volatility and lower dividend assumptions with the respect to the conversion option and a shorter expected time horizon with respect to the redemption option.

Income Tax Provision

The income tax provision for 2019 was $3.4 million on pre-tax loss of $93.0 million, representing an effective tax rate of (3.7) percent. The effective tax rate was lower than the statutory rate primarily due to the effects of U.S. taxation on foreign earnings under Global Intangible Low-Tax Income (GILTI) provisions of tax reform, goodwill impairment in Germany offset by a favorable split of jurisdictional pre-tax income, and the generation of a new polish SEZ Credit. The income tax provision for 2018 was $6.3 million on pre-tax earnings of $32.3 million, representing an effective income tax rate of 19.5 percent.

Net Income (Loss) Attributable to Superior

Net loss attributable to Superior in 2019 was $(96.5) million, or a loss of $(5.10) per diluted share, compared to net income attributable to Superior of $26.0 million, or an earnings per diluted share of $0.29, in 2018.

Segment Sales and Income from Operations

	Year Ended December 31,
	2019	2018	Change
(Dollars in thousands)
Selected data
Net Sales
North America	$704,320	$800,383	$(96,063)
Europe	668,167	701,444	(33,277)
Total net sales	$1,372,487	$1,501,827	$(129,340)
Income (loss) from Operations
North America	$16,713	$29,702	$(12,989)
Europe	(66,772)	56,103	(122,875)
Total income from operations	$(50,059)	$85,805	$(135,864)

North America

In 2019, net sales of our North America segment decreased 12.0 percent, compared to 2018, primarily due to a 13.2 percent decrease in volumes, including the impact of the UAW labor strike at General Motors, and lower aluminum prices, partially offset by improved product mix comprised of larger diameter wheels and premium wheel finishes. The decline in unit shipments was primarily due to lower sales to Ford, Nissan, Toyota and FCA. U.S. and Mexico sales as a percentage of North American total sales were approximately 14.8 percent and 85.2 percent, respectively, during 2019, which compares to 15.9 percent and 84.1 percent for 2018. North American segment income from operations decreased in 2019 due primarily to a decrease in volumes and restructuring and relocation costs related to our Fayetteville, Arkansas facility, partially offset by favorable procurement savings, product mix and foreign exchange.

Europe

Net sales of our European segment for 2019 decreased 4.7 percent, compared to 2018, primarily due to a weaker Euro, lower aluminum prices and lower volume, partially offset by improved product mix comprised of larger diameter wheels and premium wheel finishes. Sales in Germany and Poland as a percentage of total European segment sales were approximately 36.8 percent and 63.2 percent, respectively, during 2019, which compares to 39.9 percent and 60.1 percent for 2018. European segment income from operations for the year ended 2019 decreased primarily due to a $102.2 million charge for impairment of goodwill and indefinite-lived intangibles.  Additionally, segment income was lower due to reduced cost performance related to higher energy costs, lower volumes and negative foreign exchange effects from the Euro, which was partially offset by favorable mix.

2018 versus 2017

Shipments

Wheel unit shipments were 21 million for 2018, an increase of 23.4 percent, compared to unit shipments of 17 million in the prior year period. The increase in unit shipments was primarily due to the inclusion of an additional five months of the European operation’s units, which drove 4.2 million units of improvement.

Net Sales

Net sales for 2018 were $1,501.8 million, compared to net sales of $1,108.1 million in 2017. The increase was driven by the inclusion of an additional five months of our European operations, which contributed $305.0 million of the increase. Additionally, a 9.8 percent increase in our global average selling price per wheel contributed $89.0 million of the sales increase, due to increases in aluminum prices and improved product mix comprised of larger diameter wheels and premium finishes.

Cost of Sales

Cost of sales were $1,338.3 million in 2018 compared to $1,005.2 million in the prior year period. The increase in cost of sales was due mainly to $263.0 million associated with the inclusion of an additional five months of the European operations. Additionally, cost of sales increased due to higher aluminum prices and increased manufacturing costs associated with larger diameter wheels, energy rates in Mexico and launch costs in North America.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2018 were $77.7 million, or 5.2 percent of net sales, compared to $81.4 million, or 7.3 percent of net sales in 2017. The decrease as a percentage of sales is due to $22.4 million of reduced acquisition and integration expenses.

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

Income Tax Provision

The income tax provision for 2018 was $6.3 million on pre-tax income of $32.3 million primarily due to the split of jurisdictional pre-tax income or loss and finalizing 2017 provisional amounts recorded for the enactment-date-effects of The Tax Cuts and Jobs Act (“the Act”). The income tax provision for 2017 was $6.9 million on pre-tax income of $0.9 million primarily due to earnings in countries with tax rates lower than the U.S. statutory rate, acquisition costs and the effects of the Act.

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

North America

In 2018, net sales of our North America segment increased 9.3 percent due to an 11.1 percent increase in average selling price per wheel partially offset by a 1.7 percent decrease in volumes. The increase in average selling price per wheel, contributed $81.5 million, and was driven by higher aluminum pricing, which we generally pass through to our customers, and improved product mix comprised of larger diameter wheels and premium finishes. Unit shipments declined from 11.5 million in 2017 to 11.3 million in 2018 resulting in a $12.2 million reduction in revenue. The decline in unit shipments was primarily due to lower sales to Ford, FCA, BMW and Subaru, partially offset by increased sales to GM. North American segment sales between U.S. and Mexico were approximately 15.9 percent and 84.1 percent, respectively during 2018, which compares to 17.0 percent and 83.0 percent for 2017. The North America segment income from operations increased in 2018 due primarily to lower integration costs and favorable product mix, partially offset by increased launch and energy costs.

Europe

In 2018, net sales of our European segment increased 86.7 percent primarily due to an additional five months of sales, which contributed $283.3 million, and a 6.5 percent increase in the average selling price per wheel. The increase in average selling price per wheel, was driven by higher aluminum pricing, which we generally pass through to our customers. European segment sales between Germany and Poland were approximately 39.9 percent and 60.1 percent, respectively, during 2018, which compares to 41.3 percent and 58.7 percent for 2017. European segment income from operations for the year ended 2018 increased consistent with increasing sales, as well as a reduction in integration related expenses from $14.8 million in 2017 to $2.4 million in 2018.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity primarily include cash, cash equivalents and short-term investments, net cash provided by operating activities, our senior notes and borrowings under available debt facilities, factoring arrangements for trade receivables and, from time to time, other external sources of funds. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $163.1 million and 1.9, respectively, at December 31, 2019, versus $192.0 million and 2.1:1 at December 31, 2018. As of December 31, 2019, our cash, cash equivalents and short-term investments totaled $77.9 million compared to $48.2 million at December 31, 2018.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, debt facilities, cash equivalents and short-term investments, and we believe these sources will continue to meet our   capital requirements, as well as our currently anticipated short-term needs. Capital expenditures consist of ongoing maintenance and operational improvements (“maintenance”), as well as capital related to new product offerings and expanded capacity for existing products (“new business”). Over time capital expenditures have consisted of roughly equal components of maintenance and new business, the most significant of which in recent years has been our investment in physical vapor deposition (PVD) technology which went into production in 2019.

In connection with the acquisition of our European business, we entered into several debt and equity financing arrangements during 2017. On March 22, 2017, we entered into a USD Senior Secured Credit facility (“USD SSCF”) consisting of a $400.0 million Senior Secured Term Loan Facility (“Term Loan Facility”) and a $160.0 million revolving credit facility (“Revolving Credit Facility”). On May 22, 2017, we issued 150,000 shares of redeemable preferred stock to TPG Growth III Sidewall, L.P. (“TPG”) for an aggregate purchase price of $150.0 million. On June 15, 2017, we issued €250.0 aggregate principal amount of 6% Senior Notes due June 15, 2025 (“Notes”). In addition, as a part of our European business acquisition, we assumed $70.7 million of outstanding debt.

During the second quarter of 2019, the Company amended the EUR Senior Secured Credit Facility (“EUR SSCF”), our European revolving credit facility, increasing the available borrowing limit from 30.0 million Euro to 45.0 million Euro and extending the term to May 22, 2022. In addition, the European business entered into equipment loan agreements totaling $13.4 million (12.0 million Euro) in the fourth quarter of 2019, but the Company had not drawn down on the loans as of December 31, 2019. On January 1, 2020, the available borrowing limit of the EUR SSCF was increased from 45.0 million Euro to 60.0 million Euro. All other terms of the EUR SSCF remained unchanged.

Balances outstanding under the Term Loan Facility, Notes, and an equipment loan as of December 31, 2019 were $371.8 million, $243.1 million, $12.7 million, respectively. The redeemable preferred stock balance issued to TPG amounted to $161.0 million as of December 31, 2019. There was no balance outstanding under the Revolving Credit Facility of the USD SSCF at December 31, 2019 and unused commitments were $156.4 million. In addition, there was 44.6 million Euro available under our EUR SSCF as of December 31, 2019. Cash and funds available under credit facilities were $284.2 million at December 31, 2019.

On September 3, 2019, the Company announced that its Board of Directors determined to suspend the Company’s quarterly common dividend.

The following table summarizes the cash flows from operating, investing and financing activities as reflected in the consolidated statements of cash flows.

Fiscal Year Ended December 31,	2019	2018	2017
(Thousands of dollars)
Net cash provided by operating activities	$162,842	$156,116	$63,710
Net cash used in investing activities	(54,663)	(77,097)	(777,614)
Net cash (used in) provided by financing activities	(76,599)	(76,338)	701,107
Effect of exchange rate changes on cash	(1,117)	(1,577)	1,371
Net increase (decrease) in cash and cash equivalents	$30,463	$1,104	$(11,426)

2019 versus 2018

Operating Activities

Net cash provided by operating activities was $162.8 million in 2019 compared to $156.1 million in 2018. The year-over-year increase in operating cash flow is primarily due to improved working capital management. The reduction in inventory was driven by lower production volumes and aluminum prices. The increase in payables due to improved terms with aluminum suppliers was largely offset by the lower year-over-year reduction in accounts receivable.

Investing Activities

Net cash used in investing activities was $54.7 million in 2019 compared to $77.1 million in 2018. The decline in cash used in investing activities in 2019 was due to the year-over-year reduction in capital expenditures, as well as cash proceeds received upon sale of other assets in 2019.

Financing Activities

Net cash used in financing activities was $76.6 million compared to $76.3 million in 2018. The modest increase in cash used in financing activities was due to prepayments on the term loan and early extinguishment of the 6% Notes in 2019, substantially offset by lower purchases of non-controlling redeemable shares and, to a lesser extent, lower cash dividends largely due to suspension of the common share dividend in the third quarter of 2019.

2018 versus 2017

Operating Activities

Net cash provided by operating activities was $156.1 million in 2018 and $63.7 million in 2017. The increase in cash flow provided by operating activities was mainly due to the inclusion of a full year of our European operations as compared to seven months in 2017, improved working capital management and the introduction of a receivables factoring program in North America, which generated $30.1 million of operating cash flows in the year.

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

Contractual Obligations

Contractual obligations as of December 31, 2019 are as follows (amounts in millions):

	Payments Due by Fiscal Year
Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt	$3.0	$3.0	$3.0	$3.0	$372.4	$243.1	$627.5
Retirement plans	1.5	1.5	1.5	1.5	1.5	41.7	49.2
Purchase obligations	18.6	1.8	—	—	—	—	20.4
Finance leases	1.1	0.9	0.5	0.1	0.1	0.4	3.1
Operating leases	2.9	2.6	2.2	1.9	1.8	4.8	16.2
Total	$27.1	$9.8	$7.2	$6.5	$375.8	$290.0	$716.4

The table above does not reflect unrecognized tax benefits and related interest and penalties of $34.3 million, for which the timing of settlement is uncertain, $8.7 million of liabilities for derivative financial instruments maturing in 2020 through 2023 nor the redeemable preferred stock embedded derivative liability of $3.9 million. In addition, the table does not include dividend payments due quarterly nor the redemption value of the redeemable preferred stock in 2025.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no significant off-balance sheet arrangements other than factoring of $49.6 million of our trade receivables.

NON-GAAP FINANCIAL MEASURES

In this Annual Report, we discuss two important measures that are not calculated according to U.S. GAAP, value added sales and Adjusted EBITDA.

Value added sales is a key measure that is not calculated according to GAAP. In the discussion of operating results, we provide information regarding value added sales. Value added sales represents net sales less the value of aluminum and services provided by outsourced service providers (“OSPs”) that are included in net sales. As discussed further below, arrangements with our customers allow us to pass on changes in aluminum prices; therefore, fluctuations in underlying aluminum price generally do not directly impact our profitability. Accordingly, value added sales is worthy of being highlighted for the benefit of users of our financial statements. Our intent is to allow users of the financial statements to consider our net sales information both with and without the aluminum and OSP cost components thereof. Management utilizes value added sales as a key metric to determine growth of the Company because it eliminates the volatility of aluminum prices.

Fiscal Year Ended December 31,	2019	2018	2017	2016	2015
(Thousands of dollars)
Net sales	$1,372,487	$1,501,827	$1,108,055	$732,677	$727,946
Less, aluminum value and OSP	(617,162)	(704,640)	(491,302)	(323,987)	(367,100)
Value added sales	$755,325	$797,187	$616,753	$408,690	$360,846

Adjusted EBITDA is a key measure that is not calculated according to U.S. GAAP. Adjusted EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, amortization, restructuring charges and other closure costs and impairments of long-lived assets and investments, changes in the fair value of the redeemable preferred stock embedded derivative liability, acquisition and integration costs, certain hiring and separation related costs, gains associated with early debt extinguishment, and accounts receivable factoring fees. We use Adjusted EBITDA as an important indicator of the operating performance of our business. Adjusted EBITDA is used in our internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors and evaluating short-term and long-term trends in our operations. We believe the Adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace and to establish operational goals. Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with U.S. GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies.

The following table reconciles our net income, the most directly comparable GAAP financial measure, to our Adjusted EBITDA:

Fiscal Year Ended December 31,	2019	2018	2017	2016	2015
(Thousands of dollars)
Net income (loss)	$(96,460)	$25,961	$(6,009)	$41,381	$23,944
Interest expense (income), net	47,011	50,097	40,004	(245)	(103)
Income tax provision	3,423	6,291	6,875	13,340	11,339
Depreciation (1)	75,773	68,753	54,167	34,261	34,530
Amortization	24,944	26,303	15,168	—	—
Impairment of goodwill and indefinite-lived intangibles (5)	102,238	—	—	—	—
Acquisition, integration, restructuring, debt extinguishment gains and factoring fees (2)	11,084	11,698	36,044	1,210	6,343
Change in fair value of redeemable preferred stock embedded derivative liability (3)	782	(3,480)	(6,164)	—	—
Gain on sale of facility (4)	—	—	—	(1,436)	—
Adjusted EBITDA	$168,795	$185,623	$140,085	$88,511	$76,053
Adjusted EBITDA as a percentage of net sales	12.3%	12.4%	12.6%	12.1%	10.4%
Adjusted EBITDA as a percentage of value added sales	22.3%	23.3%	22.7%	21.7%	21.1%

(1)

Depreciation expense in 2019, 2016 and 2015 includes $7.6 million, $0.2 million and $1.7 million, respectively, of accelerated depreciation charges as a result of shortened estimated useful lives due to restructuring activities.

(2)

In 2019, we incurred approximately $5.4 million of Fayetteville restructuring costs (excluding $7.6 million of accelerated depreciation), and $1.8 million of machinery and equipment relocation costs from Fayetteville to other Superior sites, $4.8 million of certain hiring and separation costs, $1.7 million of acquisition and integration costs, $1.0 million of accounts receivable factoring fees, and $3.7 million of gains on extinguishment of debt.

In 2018, we incurred approximately $9.7 million in integration costs, $1.5 million of CEO separation costs and $0.5 million of accounts receivable factoring fees.

In 2017, we incurred $25.1 million of costs related to the acquisition of Uniwheels and $10.8 million in integration costs.

During 2016, we incurred $1.2 million in closure and operating costs (excluding $0.3 million in depreciation) associated with the closure of our facility in Rogers, Arkansas.

During 2015, we had completed the shutdown of the Rogers facility which resulted in recording $4.3 million in impairment of fixed assets, and $2.0 million of closure costs.

(3)

The change in the fair value is mainly driven by the change in our stock price from the original valuation date in May 2017. Refer to Note 4, “Fair Value Measurements” and Note 5, “Derivative Financial Instruments” in the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report.

(4)	In the fourth quarter of 2016, we sold the Rogers facility, which resulted in a $1.4 million gain on sale.

(5)

In the fourth quarter of 2019, we recognized a goodwill and indefinite-lived intangibles impairment charge of $102.2 million   relating to our European reporting unit (refer to Note 10, “Goodwill and Other Intangible Assets” in the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report).

Critical Accounting Policies and Estimates

Accounting estimates are an integral part of the consolidated financial statements. These estimates require the use of judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the periods presented. We believe the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in developing estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods (refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report for our significant accounting policies related to our critical accounting estimates).

Wheel Revenue Recognition - Sales of our products and related costs are recognized when control transfers to the customer, generally upon shipment. Tooling reimbursement revenues, related to initial tooling reimbursed by our customers, are deferred and recognized over the expected life of the wheel program on a straight-line basis. A portion of our selling prices to OEM customers is attributable to the aluminum content of our wheels. Our selling prices are adjusted for changes in the current aluminum market based upon specified aluminum price indices during specific pricing periods, as agreed with our customers. Our selling prices also incorporate a wheel weight price component which is based on customer product specifications. Weights are monitored, and prices are adjusted as variations arise. Customer contract prices are generally adjusted quarterly to incorporate these price adjustments. Price adjustments due to production efficiencies are generally recognized as and when negotiated with customers.

Redeemable Preferred Stock Embedded Derivative -We issued redeemable preferred stock as a part of the financing for the acquisition of our European business. The redeemable preferred stock includes embedded derivatives relating to the conversion and early redemption options. Accordingly, we have recorded an embedded derivative liability representing the combined fair value of the right of holders to receive common stock upon conversion of redeemable preferred stock at any time (the “conversion option”) and the right of the holders to exercise their early redemption option upon the occurrence of a redemption event (the “early redemption option”). The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of redeemable preferred stock embedded derivative liability” financial statement line item of the Company’s consolidated income statement.

A binomial option pricing model is used to estimate the fair value of the conversion and early redemption options embedded in the redeemable preferred stock. The binomial model utilizes a “decision tree” whereby future movement in the Company’s common stock price is estimated based on the volatility factor. The binomial option pricing model requires the development and use of assumptions. These assumptions include estimated volatility of the value of our common stock, assumed possible conversion or early redemption dates, an appropriate risk-free interest rate, risky bond rate and dividend yield (refer to Note 5, “Derivative Financial Instruments” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report for additional information pertaining to these embedded derivatives).

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

Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments using industry-standard valuation models such as discounted cash flow. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, commodity prices and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk. In certain cases, market data may not be available, and we may use broker quotes and models (e.g., Black-Scholes) to determine fair value. This includes situations where there is lack of liquidity for a particular currency or commodity or when the instrument is longer dated. The fair value measurements of the redeemable preferred shares embedded derivatives are based upon Level 3 unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the liability (refer to Note 5, “Derivative Financial Instruments” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report).

Impairment of Goodwill - As of December 31, 2019 and 2018, we had recorded goodwill of $184.8 million and $291.4 million as a result of the acquisition of our European business on May 30, 2017. Goodwill is not amortized but is tested for impairment on at least an annual basis.

We conducted the annual goodwill impairment testing as of December 31, 2019 using a quantitative approach. We utilized both an income approach and a market approach to determine the fair value of the European reporting unit as part of our goodwill impairment assessment. The income approach is based on projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The discount rate used is the weighted average of the estimated cost of equity and of debt (“weighted average cost of capital”). The weighted average cost of capital is adjusted as necessary to reflect risk associated with the business of the European reporting unit. Financial projections are based on estimated production volumes, product prices and expenses, including raw material cost, wages, energy and other expenses. Other significant assumptions include terminal value cash flow and growth rates, future capital expenditures and changes in future working capital requirements. The market approach is based on the observed ratios of enterprise value to earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. The market approach fair value is determined by multiplying historical and anticipated financial metrics of the European reporting unit by the EBITDA pricing multiples derived from comparable, publicly traded companies. A considerable amount of management judgment and assumptions are required in performing the quantitative impairment test, principally related to determining the fair value of the reporting unit.  While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair value.

We determined that the carrying value of the European reporting unit exceeded its fair value at December 31, 2019. The decline in fair value was due to lower forecasted industry production volumes in our long-range plan (completed in the fourth quarter of 2019), as compared to our prior year long-range plan. This was primarily due to softening in the Western and Central European automotive market. Industry forecasts for Western and Central European production volumes in 2020 to 2023 are lower than prior year forecasts by approximately 6 percent, with the most significant decline in the outlook occurring in the fourth quarter of 2019. Similarly, EBITDA and cash flow for the European reporting unit declined as compared to the prior year long-range plan due to lower forecasted production volumes, which adversely impacted fair value under both the income and market approaches, respectively. In determining the fair value, the Company weighted the income and market approaches, 75 percent and 25 percent, respectively. Significant assumptions used under the income approach included a weighted average cost of capital (WACC) of 10.0 percent and a long-term growth rate of 2.0 percent. In determining the WACC, management considered the level of risk inherent in the cash flow projections and current market conditions. The use of these unobservable inputs results in classification of the fair value estimate as a Level 3 measurement in the fair value hierarchy. Based on the results of our quantitative analysis, we recognized a non-cash goodwill impairment charge equal to the excess of the carrying value over the fair value of the European reporting unit at December 31, 2019 of $99.5 million (refer to Note 1, “Summary of Significant Accounting Policies” and Note 10, “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report for further discussion of asset impairments).

Impairment of Intangible Assets – Intangible assets include both finite and indefinite-lived intangible assets. Finite-lived intangible assets consist of brand names, technology and customer relationships. Finite-lived intangible assets are amortized on a straight-line over their estimated useful lives (since the pattern in which the asset will be consumed cannot be reliably determined). Indefinite-lived intangible assets, excluding goodwill, consist of trade names associated with our aftermarket business.  In the fourth quarter of 2019, we recognized an indefinite-lived intangible impairment charge of $2.7 million relating to trade names used in our European aftermarket business (refer to Note 1, “Summary of Significant Accounting Policies” and Note 10, “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report for further discussion of asset impairments).

Impairment of Long-Lived Assets - Management evaluates the recoverability and estimated remaining lives of long-lived assets whenever facts and circumstances suggest that the carrying value of the assets may not be recoverable or the useful life has changed. Fair value is determined primarily using anticipated cash flows. If the carrying amount of a long-lived asset group is considered impaired, a loss is recorded based on the amount by which the carrying amount exceeds fair value. The North American and European reporting units are separately tested for impairment on an asset group basis.

Retirement Plans - Subject to certain vesting requirements, our unfunded retirement plan generally provides for a benefit based on final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. The net periodic pension cost and related benefit obligations are based on, among other things, assumptions of the discount rate and the mortality of the participants. The net periodic pension costs and related obligations are measured using actuarial techniques and assumptions (refer to Note 17, “Retirement Plans” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report for a description of these assumptions).

The following information illustrates the sensitivity to a change in certain assumptions of our unfunded retirement plans as of December 31, 2019. Note that these sensitivities are specific to 2019. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

The effect of the indicated increase (decrease) in selected factors is shown below (in thousands):

		Increase (Decrease) in:
Assumption	Percentage Change	Projected Benefit Obligation at December 31, 2019	2020 Net Periodic Pension Cost
Discount rate	+1.0%	$(3,482)	$(3)
Rate of compensation increase	+1.0%	$356	$28

Valuation of Deferred Tax Assets - The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The assessment regarding whether a valuation allowance is required or should be adjusted is based on an evaluation of possible sources of taxable income and also considers all available positive and negative evidence factors. Our accounting for the valuation of deferred tax assets represents our best estimate of future events. Changes in our current estimates, due to unanticipated market conditions, governmental legislative actions or events, could have a material effect on our ability to utilize deferred tax assets. At December 31, 2019 total deferred tax assets were $82.4 million and valuation allowances against those deferred tax assets were $22.9 million (refer to Note 15, “Income Taxes” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report for additional information).

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

In accordance with our corporate risk management policies, we may enter into foreign currency forward, swap and option contracts with financial institutions to mitigate foreign currency exposures associated with certain existing assets and liabilities, firmly committed transactions and forecasted future cash flows. We have implemented a program to hedge a portion of our Peso, Zloty and Euro foreign exchange exposure, for up to approximately 48 months. We do not use derivative contracts for trading, market-making, or speculative purposes. For additional information on our derivatives, refer to Note 5, “Derivative Financial Instruments” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report.

At December 31, 2019, the net fair value asset of foreign currency exchange derivatives with an aggregate notional value of $522.7 million was $21.1 million. The potential loss in fair value of such financial instruments from a 10 percent adverse change in quoted foreign currency exchange rates would be $56.5 million at December 31, 2019.

In addition to operational foreign currency exposure, we have issued notes with a face value of €250 million maturing June 15, 2025 (with outstanding principal of €217.0 million at December 31, 2019).

Interest Rate Risk.  At December 31, 2019, approximately $371.8 million of our debt bears interest at variable rates, currently 5.7 percent. A 100 basis point change in our rate would result in an increase or decrease of $3.7 million. We have entered into interest rate swaps exchanging floating for fixed rate interest payments in order to reduce interest rate volatility. As of December 31, 2019, the fair value liability of interest rate swaps with a notional value of $260.0 million was $5.8 million. These swaps mature as follows: $25.0 million on March 31, 2020, $35.0 million on December 31, 2020, $50.0 million on September 30, 2022 and $150.0 million on December 31, 2022. In the future, we may again enter into interest rate swaps to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Consolidated Financial Statements of Superior Industries International, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Superior Industries International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Superior Industries International, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 28, 2020

We have served as the Company’s auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Superior Industries International, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Superior Industries International, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2019, of the Company and our report dated February 28, 2020, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Detroit, Michigan

February 28, 2020

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED INCOME STATEMENTS

(Dollars in thousands, except per share data)

Fiscal Year Ended December 31,	2019	2018	2017
NET SALES	$1,372,487	$1,501,827	$1,108,055
Cost of sales:
Cost of sales	1,256,425	1,338,300	1,005,158
GROSS PROFIT	116,062	163,527	102,897
Selling, general and administrative expenses	63,883	77,722	81,379
Impairment of goodwill and indefinite-lived intangibles	102,238	—	—
INCOME (LOSS) FROM OPERATIONS	(50,059)	85,805	21,518
Interest expense, net	(47,011)	(50,097)	(40,004)
Other (expense) income, net	4,815	(6,936)	13,188
Change in fair value of redeemable preferred stock embedded derivative	(782)	3,480	6,164
CONSOLIDATED INCOME (LOSS) BEFORE INCOME TAXES	(93,037)	32,252	866
Income tax provision	(3,423)	(6,291)	(6,875)
CONSOLIDATED NET INCOME (LOSS)	(96,460)	25,961	(6,009)
Less: net (loss) attributable to non-controlling interest	—	—	(194)
NET INCOME (LOSS) ATTRIBUTABLE TO SUPERIOR	$(96,460)	$25,961	$(6,203)
EARNINGS (LOSS) PER SHARE – BASIC	$(5.10)	$0.29	$(1.01)
EARNINGS (LOSS) PER SHARE – DILUTED	$(5.10)	$0.29	$(1.01)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

Fiscal Year Ended December 31,	2019	2018	2017
Net income (loss) attributable to Superior	$(96,460)	$25,961	$(6,203)
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(5,168)	(23,924)	29,822
Change in unrecognized gains on derivative instruments:
Change in fair value of derivatives	17,515	7,221	14,067
Tax provision	(4,359)	(1,928)	(6,464)
Change in unrecognized gains on derivative instruments, net of tax	13,156	5,293	7,603
Defined benefit pension plan:
Actuarial gains (losses) on pension obligation, net of curtailments and amortization	(4,086)	2,924	(1,931)
Tax (provision) benefit	1,515	(667)	310
Pension changes, net of tax	(2,571)	2,257	(1,621)
Other comprehensive income (loss), net of tax	5,417	(16,374)	35,804
Comprehensive income (loss) attributable to Superior	$(91,043)	$9,587	$29,601

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

Fiscal Year Ended December 31,	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$77,927	$47,464
Short-term investments	—	750
Accounts receivable, net	76,786	104,649
Inventories, net	168,470	175,578
Income taxes receivable	4,630	6,791
Other current assets	26,375	35,189
Total current assets	354,188	370,421
Property, plant and equipment, net	529,282	532,767
Non-current deferred income tax assets, net	38,607	42,105
Goodwill	184,832	291,434
Intangibles, net	137,078	168,369
Other non-current assets	67,880	46,520
Total assets	$1,311,867	$1,451,616
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$123,112	$107,274
Short-term debt	4,010	3,052
Accrued expenses	60,845	65,662
Income taxes payable	3,148	2,475
Total current liabilities	191,115	178,463
Long-term debt (less current portion)	611,025	661,426
Embedded derivative liability	3,916	3,134
Non-current income tax liabilities	6,523	9,046
Non-current deferred income tax liabilities, net	12,369	18,664
Other non-current liabilities	67,724	49,306
Commitments and contingent liabilities (Note 20)	—	—
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized - 1,000,000 shares issued and outstanding - 150,000 shares outstanding at December 31, 2019 and December 31, 2018	160,980	144,463
European non-controlling redeemable equity	6,525	13,849
Shareholders’ equity:
Common stock, $0.01 par value
Authorized - 100,000,000 shares
Issued and outstanding - 25,128,158 and 25,019,237 shares at December 31, 2019 and December 31, 2018	93,331	87,723
Accumulated other comprehensive loss	(100,078)	(105,495)
Retained earnings	258,437	391,037
Total shareholders’ equity	251,690	373,265
Total liabilities, mezzanine equity and shareholders’ equity	$1,311,867	$1,451,616

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock		Accumulated Other Comprehensive Income (Loss)
			Unrecognized Gains (Losses)		Cumulative		Non-
	Number of Shares	Amount	on Derivative Instruments	Pension Obligations	Translation Adjustment	Retained Earnings	Controlling Interest	Total
BALANCE AT DECEMBER 31, 2016	25,143,950	$89,916	$(16,101)	$(3,636)	$(105,188)	$433,235	$—	$398,226
Consolidated net income (loss)	—	—	—	—	—	(6,203)	194	(6,009)
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	7,603	—	—	—	—	7,603
Change in employee benefit plans, net of taxes	—	—	—	(1,621)	—	—	—	(1,621)
Net foreign currency translation adjustment	—	—	—	—	29,822	—	4,267	34,089
Stock options exercised	2,000	41	—	—	—	—	—	41
Common stock issued, net of shares withheld for employee taxes	(13,084)	—	—	—	—	—	—	—
Stock-based compensation	—	889	—	—	—	—	—	889
Common stock repurchased	(215,841)	(777)	—	—	—	(4,237)	—	(5,014)
Cash dividends declared ($0.45 per share)	—	—	—	—	—	(10,737)	—	(10,737)
Redeemable preferred dividend and accretion	—	—	—	—	—	(18,912)	—	(18,912)
Non-controlling interest	—	—	—	—	—	—	63,200	63,200
UNIWHEELS AG additional tenders	—	(314)	—	—	—	—	(15,718)	(16,032)
BALANCE AT DECEMBER 31, 2017	24,917,025	$89,755	$(8,498)	$(5,257)	$(75,366)	$393,146	$51,943	$445,723

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock		Accumulated Other Comprehensive (Loss) Income
			Unrecognized
	Number of Shares	Amount	Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Non- controlling Interest	Total
BALANCE AT DECEMBER 31, 2017	24,917,025	$89,755	$(8,498)	$(5,257)	$(75,366)	$393,146	$51,943	$445,723
Consolidated net income (loss)	—	—	—	—	—	25,961	—	25,961
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	5,293	—	—	—	—	5,293
Change in employee benefit plans, net of taxes	—	—	—	2,257	—	—	—	2,257
Net foreign currency translation adjustment	—	—	—	—	(23,924)	—	—	(23,924)
Stock options exercised	4,500	68	—	—	—	—	—	68
Common stock issued, net of shares withheld for employee taxes	97,712	—	—	—	—	—	—	—
Stock-based compensation	—	1,525	—	—	—	—	—	1,525
Cash dividends declared ($0.36 per share)	—	—	—	—	—	(9,353)	—	(9,353)
Redeemable preferred dividend and accretion	—	—	—	—	—	(32,462)	—	(32,462)
Preferred stock modification	—	—	—	—	—	15,257	—	15,257
Reclassification to European non- controlling redeemable equity	—	—	—	—	—	—	(51,943)	(51,943)
Adjust European non-controlling redeemable equity to redemption value	—	(3,625)	—	—	—	—	—	(3,625)
European non-controlling redeemable equity dividend	—	—	—	—	—	(1,512)	—	(1,512)
BALANCE AT DECEMBER 31, 2018	25,019,237	$87,723	$(3,205)	$(3,000)	$(99,290)	$391,037	$—	$373,265

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

(Unaudited)	Common Stock		Accumulated Other Comprehensive (Loss) Income
			Unrecognized
	Number of Shares	Amount	Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2018	25,019,237	$87,723	$(3,205)	$(3,000)	$(99,290)	$391,037	$373,265
Consolidated net income (loss)	—	—	—	—	—	(96,460)	(96,460)
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	13,156	—	—	—	13,156
Change in employee benefit plans, net of taxes	—	—	—	(2,571)	—	—	(2,571)
Net foreign currency translation adjustment	—	—	—	—	(5,168)	—	(5,168)
Common stock issued, net of shares withheld for employee taxes	108,921	—	—	—	—	—	—
Stock-based compensation	—	5,608	—	—	—	—	5,608
Cash dividends declared ($0.18 per share)	—	—	—	—	—	(4,597)	(4,597)
Redeemable preferred dividend and accretion	—	—	—	—	—	(30,977)	(30,977)
European non-controlling redeemable equity dividend	—	—	—	—	—	(566)	(566)
BALANCE AT DECEMBER 31, 2019	25,128,158	$93,331	$9,951	$(5,571)	$(104,458)	$258,437	$251,690

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Fiscal Year Ended December 31,	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(96,460)	$25,961	$(6,009)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	100,722	95,056	69,335
Income tax, non-cash changes	(3,504)	(1,048)	(3,395)
Impairment of goodwill and indefinite-lived intangibles	102,238	—	—
Stock-based compensation	5,716	2,131	2,576
Amortization of debt issuance costs	4,843	3,868	7,328
Other non-cash items	(714)	5,733	1,133
Changes in operating assets and liabilities:
Accounts receivable	26,737	42,829	4,599
Inventories	5,262	(6,125)	(1,264)
Other assets and liabilities	7,424	(7,732)	(8,214)
Accounts payable	7,479	(9,132)	1,411
Income taxes	3,099	4,575	(3,790)
NET CASH PROVIDED BY OPERATING ACTIVITIES	162,842	156,116	63,710
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(64,294)	(77,697)	(70,937)
Acquisition of Uniwheels, net of cash acquired	—	—	(706,733)
Proceeds from sales and maturities of investments	—	600	—
Other investing activities	9,631	—	56
NET CASH USED IN INVESTING ACTIVITIES	(54,663)	(77,097)	(777,614)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	975,571
Proceeds from issuance of redeemable preferred shares	—	—	150,000
Repayment of debt	(46,024)	(7,936)	(323,177)
Cash dividends paid	(22,556)	(28,816)	(19,473)
Purchase of non-controlling redeemable shares	(6,681)	(39,048)	—
Cash paid for common stock repurchase	—	—	(5,014)
Payments related to tax withholdings for stock-based compensation	(108)	(606)	(1,687)
Net decrease in short term debt	—	—	(10,877)
Proceeds from borrowings on revolving credit facility	114,040	324,450	71,750
Repayments of borrowings on revolving credit facility	(114,040)	(324,450)	(100,650)
Proceeds from exercise of stock options	—	68	41
Redeemable preferred shares issuance costs	—	—	(3,737)
Financing costs paid	—	—	(31,640)
Other financing activities	(1,230)	—	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(76,599)	(76,338)	701,107
Effect of exchange rate changes on cash	(1,117)	(1,577)	1,371
Net increase (decrease) in cash and cash equivalents	30,463	1,104	(11,426)
Cash and cash equivalents at the beginning of the period	47,464	46,360	57,786
Cash and cash equivalents at the end of the period	$77,927	$47,464	$46,360

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Superior Industries International, Inc. (referred to herein as the “Company”, “Superior”, or “we,” “us” and “our”) designs and manufactures aluminum wheels for sale to original equipment manufacturers (“OEMs”) and aftermarket customers. We are one of the largest suppliers of cast aluminum wheels to the world’s leading automobile and light truck manufacturers, with manufacturing operations in Mexico, Germany and Poland. Our OEM aluminum wheels are sold primarily for factory installation, as either standard equipment or optional equipment, on vehicle models manufactured by BMW-Mini, Daimler AG Company (Mercedes-Benz, AMG, Smart), FCA, Ford, GM, Jaguar-Land Rover, Mazda, Mitsubishi, Nissan, PSA, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, Skoda, SEAT, Porsche, Bentley) and Volvo. We also sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a global presence and influence with North American, European and Asian OEMs. We have determined that our North American and European operations should be treated as separate operating segments as further described in Note 6, “Business Segments.”

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

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, certificates of deposit, fixed deposits and money market funds with original maturities of three months or less. Certificates of deposit and fixed deposits whose original maturity is greater than three months and is one year or less are classified as short-term investments. At December 31, 2018 certificates of deposit totaling $0.8 million were restricted in use (to collateralize letters of credit securing workers’ compensation obligations) and were classified as short-term investments on our consolidated balance sheet. There were no certificates of deposit at December 31, 2019.

Derivative Financial Instruments and Hedging Activities

We account for our derivative instruments as either assets or liabilities and carry them at fair value. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the gain or loss on the derivative instrument (including changes in time value for forward contracts) is reported as a component of accumulated other comprehensive income or loss in shareholders’ equity and reclassified into income in the same period or periods during which the hedged transaction affects earnings. Derivatives that do not qualify or have not been designated as hedges are adjusted to fair value through current income. Refer to Note 5, “Derivative Financial Instruments” for additional information pertaining to our derivative instruments.

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

Inventory

Inventories, which are categorized as raw materials, work-in-process or finished goods, are stated at the lower of cost or net realizable value. The cost of inventories is measured using the FIFO (first-in, first-out) method or the average cost method. Inventories are reviewed to determine if inventory quantities are in excess of forecasted usage or if they have become obsolete. Aluminum is the primary material component in our inventories. Currently our three primary vendors make up more than 10 percent of our aluminum purchases in 2019, 2018 and 2017.

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

Impairment of Long-Lived Assets

The carrying amount of long-lived assets to be held and used in the business is evaluated for impairment when events and circumstances warrant. If the carrying amount of a long-lived asset group is considered impaired, a loss is recorded based on the amount by which the carrying amount exceeds fair value. Fair value is determined primarily using anticipated cash flows.

Goodwill

Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We conduct our annual impairment testing as of December 31. Impairment charges, if any, related to goodwill are recorded as a separate charge included in income from operations. In the fourth quarter of 2019, we recognized a goodwill impairment charge of $99.5 million relating to our European reporting unit (refer to Note 10, “Goodwill and Other Intangible Assets”).

Intangible Assets

Intangible assets include both finite and indefinite-lived intangible assets. Finite-lived intangible assets consist of brand names, technology and customer relationships. Finite-lived intangible assets are amortized on a straight-line over their estimated useful lives (since the pattern in which the asset will be consumed cannot be reliably determined). Indefinite-lived intangible assets, excluding goodwill, consist of trade names associated with our aftermarket business.  Impairment charges, if any, related to intangible assets are recorded as a separate charge included in income from operations. In the fourth quarter of 2019, we recognized an indefinite-lived intangible impairment charge of $2.7 million relating to trade names used in our European aftermarket business (refer to Note 10, “Goodwill and Other Intangible Assets”).

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

Gains and losses arising from foreign currency transactions and the effects of remeasurement discussed in the preceding paragraph are recorded in other income (expense), net. We had foreign currency transaction gains (losses) of $0.5 million, ($1.0) million, and $12.9 million in 2019, 2018 and 2017, respectively.

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

Prices allocated to production, service and replacement wheels are based on prices established in our customer purchase orders which represent the standalone selling price. Prices for service and replacement wheels are commensurate with production wheels with adjustment for any special packaging. In addition, prices are subject to adjustment for changes in commodity prices for certain raw materials, aluminum and silicon, as well as production efficiencies and wheel weight variations from specifications used in pricing. These price adjustments are treated as variable consideration. Customer tooling reimbursement is generally based on quoted prices or cost not to exceed quoted prices.

We estimate variable consideration by using the “most likely” amount estimation approach. For commodity prices, initial estimates are based on the commodity index at contract inception. Changes in commodity prices are monitored and revenue is adjusted as changes in the commodity index occur. Prices incorporate the wheel weight price component based on product specifications. Weights are monitored, and prices are adjusted as variations arise. Price adjustments due to production efficiencies are generally recognized as and when negotiated with customers. Customer contract prices are generally adjusted quarterly to incorporate price adjustments.

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

Stock-Based Compensation

We account for stock-based compensation using the estimated fair value recognition method. We recognize these compensation costs net of the applicable forfeiture rate on a straight-line basis for only those shares expected to vest over the requisite service period of the award, which is generally the vesting term of three years. We estimate the forfeiture rate based on our historical experience. Refer to Note 19, “Stock-Based Compensation” for additional information concerning our stock-based compensation awards.

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

Cash Paid for Interest and Taxes and Non-Cash Investing Activities

Cash paid for interest was $42.3 million, $43.8 million and $24.3 million for the years ended December 31, 2019, 2018 and 2017. Cash paid for income taxes was $9.0 million, $6.5 million and $11.1 million for the years ended December 31, 2019, 2018, and 2017.

As of December 31, 2019, 2018 and 2017, $15.6 million, $10.3 million, and $15.1 million, respectively, of equipment had been purchased but not yet paid for and are included in accounts payable and accrued expenses in our consolidated balance sheets.

New Accounting Standards

ASU 2016-02, Topic 842, “Leases.” Effective January 1, 2019, we adopted ASU 2016-02, ASC 842 using the optional transition approach. Adoption of the standard resulted in recognition of operating lease right-of-use (“ROU”) assets and lease liabilities of $18.2 million and $18.6 million, respectively, as well as a charge to eliminate previously deferred rent of $0.4 million, as of January 1, 2019. ASU 2016-02 also requires lessees to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Under the optional transition approach, financial statements for prior periods have not been restated and the disclosures applicable under the previous standard will be included for those periods. In adopting the standard, the Company has adopted the package of practical expedients. As a consequence, the Company has not reassessed (1) whether existing or expired contracts contain leases under the new definition of a lease, (2) lease classification for expired or existing leases (finance vs. operating) and (3) whether previously capitalized initial direct costs qualify for capitalization under the new standard. In addition, the Company has also adopted an accounting policy to exclude leases of less than one year from capitalization.

ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” In January, 2018, the FASB issued ASU 2018-02 which gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Cut and Jobs Act (“the Act”) related to items in accumulated other comprehensive income (loss) (“AOCI”) that the FASB refers to as having been stranded in AOCI. The new guidance may be applied retrospectively to each period in which the effect of the Act is recognized in the period of adoption. The Company adopted this guidance in the first quarter of 2019. The guidance requires new disclosures regarding a company’s accounting policy for releasing tax effects in AOCI. The Company has elected to not reclassify the income tax effects of the Act from AOCI.

ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350).” ASU 2017-04 amends the requirement that entities compare the implied fair value of goodwill with its carrying amount as part of a two-step goodwill impairment test under previously existing guidance. Under ASU 2017-04, in determining the amount of a goodwill impairment an entity will no longer calculate the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination (what is referred to as Step 2 under previously existing guidance). Under the new guidance, entities will perform their annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds the fair value of the reporting unit, an impairment will be recognized equal to the excess of the carrying amount over fair value not to exceed the total amount of goodwill. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 with early adoption permitted. The Company early adopted this standard in conjunction with our annual goodwill impairment test conducted in the fourth quarter of 2019. Refer to Note 10, “Goodwill and Other Intangibles” for further discussion regarding the results of our annual goodwill impairment test for 2019.

Accounting Standards Issued But Not Yet Adopted

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

ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans.”  In August 2018, the FASB issued an ASU entitled “Compensation - Retirement Benefits - Defined Benefit Plans - General Subtopic 715-20 - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans,” which is designed to improve the effectiveness of disclosures by removing and adding disclosures related to defined benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. The new standard allows for early adoption in any year after issuance of the update. We are evaluating the impact this new standard will have on our financial statement disclosures.

NOTE 2 - ACQUISITION

On May 30, 2017, the Company acquired 92.3 percent of the outstanding stock of UNIWHEELS AG (now referred to as our “Europe segment,” “Europe business”, “Europe operations” or “European operations”) for approximately $703.0 million (based on an exchange rate of 1.00 U.S. dollar = 3.74193 Polish Zloty) via a tender offer. On June 30, 2017, the Company commenced the delisting and associated tender process for the remaining outstanding shares of Uniwheels. Subsequently, Superior pursued a Domination and Profit and Loss Transfer Agreement (“DPLTA”) which became effective on January 17, 2018, with retroactive effect as of January 1, 2018. Under the DPLTA, the Company offered to purchase any further tendered shares for cash consideration of Euro 62.18. This cash consideration may be subject to change based on appraisal proceedings that the minority shareholders of UNIWHEELS AG have initiated. Because the aggregate equity purchase price of the Acquisition (assuming an exchange rate of 1.00 U.S. dollar = 3.74193 Polish Zloty) was determined at the time of the initial tender offer, any increase in the resulting price must be reflected as a reduction of paid in capital (common stock). Each year beginning in 2019, the Company must pay an annual dividend of Euro 3.23 on any outstanding shares as long as the DPLTA is in effect. For any shares tendered prior to payment of the dividend each year, the Company must pay interest at a statutory rate, currently 4.12 percent, at the time the shares are redeemed. As of December 31, 2019, a total of 12,310,000 shares have been tendered and the Company now owns 99.3  percent of the outstanding shares of Superior Industries Europe AG (formerly Uniwheels AG).

As a result of the effectiveness of the DPLTA as of January 1, 2018, the carrying value of the non-controlling interest related to UNIWHEELS AG common shares outstanding of $51.9 million, which was presented as a component of stockholders’ equity as of December 31, 2017, was reclassified to European non-controlling redeemable equity during the first quarter of 2018. The non-controlling interest shares may be tendered at any time and are, therefore, immediately redeemable and must be classified outside stockholders’ equity. For the period of time that the DPLTA is in effect, the non-controlling interest will continue to be presented in European non-controlling redeemable equity outside of stockholders’ equity in the consolidated balance sheets.

The Company’s consolidated financial statements include the results of our European operations subsequent to May 30, 2017. The Company’s consolidated financial statements reflect the purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their fair values on the acquisition date.

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

Acquired intangible assets were recorded at estimated fair value, as determined through the use of the income approach, specifically the relief from royalty and multi-period excess earnings methods. The major assumptions used in arriving at the estimated identifiable intangible asset values included estimates of future cash flows, discounted at an appropriate rate of return which are based on the weighted average cost of capital for both the Company and other market participants. The useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to our future cash flows. The estimated fair value of intangible assets and related useful lives as included in the purchase price allocation are as follows:

	Estimated Fair Value	Estimated Useful Life (in Years)
(Dollars in thousands)
Brand name	$9,000	4-6
Technology	15,000	4-6
Customer relationships	167,000	7-11
Trade names	14,000	Indefinite
	$205,000

Goodwill represents future economic benefits expected to be recognized from the Company’s expansion into the European wheel market, as well as expected future synergies and operating efficiencies. The purchase price allocation of goodwill, which was finalized in the second quarter of 2018, yielding an amount of $286.2 million, was allocated to the Europe segment. In the fourth quarter of 2019, we recognized a goodwill impairment charge of $99.5 million, as well as an indefinite-lived intangible impairment charge of $2.7 million, relating to our European reporting unit (refer to Note 10, “Goodwill and Other Intangible Assets”).

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

Twelve Months Ended
December 31, 2017
Proforma
(Dollars in thousands)
Proforma combined sales	$1,351,799
Proforma net income	$17,692

NOTE 3 - REVENUE

In accordance with ASC 606, “Revenue from Contracts with Customers,” the Company disaggregates revenue from contracts with customers into our segments, North America and Europe. Revenues by segment for the year ended December 31, 2019 are summarized in Note 6, “Business Segments”.

The opening and closing balances of the Company’s receivables and current and long-term contract liabilities are as follows (in thousands):

	December 31, 2019	December 31, 2018	Change
Customer receivables	$68,283	$97,566	$(29,283)
Contract liabilities—current	5,880	5,810	70
Contract liabilities—noncurrent	13,577	8,354	5,223

The changes in the contract liability balances primarily result from timing differences between our performance and customer payment while the decline in customer receivables is primarily due to the decline in sales. During the years ended December 31, 2019 and 2018, the Company recognized tooling reimbursement revenue of $10.7 million and $8.5 million, respectively, which had been deferred in prior periods and was previously included in the current portion of the contract liability (deferred revenue). During the year ended December 31, 2019 and 2018, the Company recognized revenue of $1.7 million and $2.8 million, respectively, from obligations satisfied in prior periods as a result of adjustments to pricing estimates for production efficiencies and other revenue adjustments.

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

The following tables categorize items measured at fair value at December 31, 2019 and 2018:

		Fair Value Measurement at Reporting Date Using
December 31, 2019		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$21,973	$—	$21,973	$—
Total	21,973	—	21,973	—
Liabilities
Derivative contracts	8,709	—	8,709	—
Embedded derivative liability	3,916	—	—	3,916
Total	$12,625	$—	$8,709	$3,916

		Fair Value Measurement at Reporting Date Using
December 31, 2018		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Certificates of deposit	$750	$—	$750	$—
Cash surrender value	8,057	—	8,057	—
Derivative contracts	4,218	—	4,218	—
Total	13,025	—	13,025	—
Liabilities
Derivative contracts	8,836	—	8,836
Embedded derivative liability	3,134	—	—	3,134
Total	$11,970	$—	$8,836	$3,134

The following table summarizes the changes during 2019, 2018 and 2017 in level 3 fair value measurement of the embedded derivative liability relating to the redeemable preferred stock issued May 22, 2017 in connection with the acquisition of our European operations:

January 1, 2017 – December 31, 2019
(Dollars in thousands)
Beginning fair value – January 1, 2017	$—
Change in fair value of redeemable preferred stock embedded derivative liability	4,685
Ending fair value – December 31, 2017	4,685
Change in fair value of redeemable preferred stock embedded derivative liability	(3,480)
Effect of redeemable preferred stock modification	1,929
Ending fair value – December 31, 2018	3,134
Change in fair value of redeemable preferred stock embedded derivative liability	782
Ending fair value – December 31, 2019	$3,916

Debt Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices of these securities (Level 2). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below (in thousands):

	December 31, 2019	December 31, 2018
(Dollars in thousands)
Estimated aggregate fair value	$606,093	$624,943
Aggregate carrying value (1)	630,635	684,922

(1)	Long-term debt excluding the impact of unamortized debt issuance costs.

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

There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange rates, interest rates, and aluminum and natural gas commodity prices.

To help protect gross margins from fluctuations in foreign currency exchange rates, certain of our subsidiaries, whose functional currency is the U.S. dollar or the Euro, hedge a portion of their forecasted foreign currency costs denominated in the Mexican Peso and Polish Zloty, respectively. We may hedge portions of our forecasted foreign currency exposure up to 48 months.

We record all derivatives in the consolidated balance sheets at fair value. Our accounting treatment for these instruments is based on the hedge designation. The cash flow hedges that are designated as hedging instruments are recorded in Accumulated Other Comprehensive (Loss) Income (“AOCI”) until the hedged item is recognized in earnings, at which point accumulated gains or losses will be recognized in earnings and classified with the underlying hedged transaction. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates. The Company has derivatives that are designated as hedging instruments as well as derivatives that did not qualify for designation as hedging instruments.

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

We also have determined that the embedded early redemption option upon the occurrence of a redemption event must also be bifurcated and accounted for separately from the redeemable preferred stock, because the debt host contract involves a substantial discount (face of $150.0 million as compared to the redemption value of $300.0 million) and exercise of the early redemption option would accelerate the holder’s option to redeem the shares (refer to Note 12, “Redeemable Preferred Stock”).

Accordingly, we have recorded an embedded derivative liability representing the combined fair value of the right of holders to receive common stock upon conversion of redeemable preferred stock at any time (the “conversion option”) and the right of the holders to exercise their early redemption option upon the occurrence of a redemption event (the “early redemption option”). The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of redeemable preferred stock embedded derivative” financial statement line item of the Company’s consolidated income statements (refer to Note 4, “Fair Value Measurements”).

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

The expected volatility of the Company’s common stock is estimated based on historical volatility. The assumed base case term used in the valuation model is the period remaining until September 14, 2025 (the earliest date at which the holder may exercise its unconditional redemption option). A number of other scenarios incorporate earlier redemption dates to address the possibility of early redemption upon the occurrence of a redemption event. The risk-free interest rate is based on the yield on the U.S. Treasury zero coupon yield curve with a remaining term equal to the expected term of the conversion and early redemption options. The significant assumptions utilized in the Company’s valuation of the embedded derivative at December 31, 2019 are as follows: valuation scenario terms between 2.00 and 5.71 years, volatility of 64 percent, risk-free rate of 1.6 percent to 1.7 percent related to the respective assumed terms, a risky bond rate of 19.5 percent and no dividend yield.

The following tables display the fair value of derivatives by balance sheet line item at December 31, 2019 and December 31, 2018:

	December 31, 2019
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$7,808	$12,821	$60	$100
Foreign exchange forward contracts not designated as hedging instruments	1,196	—	554	—
Aluminum forward contracts designated as hedging instruments	60	—	127	—
Natural gas forward contracts designated as hedging instruments	81	7	1,312	727
Interest rate swap contracts designated as hedging instruments	—	—	2,304	3,525
Embedded derivative liability	—	—	—	3,916
Total derivative financial instruments	$9,145	$12,828	$4,357	$8,268

	December 31, 2018
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$2,599	$1,011	$659	$6,202
Foreign exchange forward contracts not designated as hedging instruments	333	—	207	—
Aluminum forward contracts designated as hedging instruments	—	—	927	—
Cross currency swap not designated as hedging instrument	—	—	227	—
Natural gas forward contracts designated as hedging instruments	275	—	355	—
Interest rate swap contracts designated as hedging instruments	—	—	131	128
Embedded derivative liability	—	—	—	3,134
Total derivative financial instruments	$3,207	$1,011	$2,506	$9,464

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	December 31, 2019		December 31, 2018
	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign currency forward contracts and collars designated as hedging instruments	$449,181	$20,469	$467,253	$(3,251)
Foreign exchange forward contracts not designated as hedging instruments	73,491	642	45,905	126
Aluminum forward contracts designated as hedging instruments	9,405	(67)	10,810	(927)
Cross currency swap not designated as hedging instrument	—	—	12,151	(227)
Natural gas forward contracts designated as hedging instruments	5,816	(1,951)	2,165	(80)
Interest rate swap contracts designated as hedging instruments	260,000	(5,829)	90,000	(259)
Total derivative financial instruments	$797,893	$13,264	$628,284	$(4,618)

Notional amounts are presented on a net basis. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or commodity volumes and prices.

The following tables summarize the gain or loss recognized in AOCI as of December 31, 2019, 2018 and 2017, the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the years ended December 31, 2019, 2018 and 2017:

Year ended December 31, 2019	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$13,156	$3,746	$4,320
Total	$13,156	$3,746	$4,320

Year ended December 31, 2018	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$5,293	$728	$(406)
Total	$5,293	$728	$(406)

Year ended December 31, 2017	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Dollars in thousands)
Derivative Contracts	$7,603	$(4,539)	$(538)
Total	$7,603	$(4,539)	$(538)

NOTE 6 - BUSINESS SEGMENTS

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

(Dollars in thousands)	Net Sales			Income from Operations
	2019	2018	2017	2019	2018	2017
North America	$704,320	$800,383	$732,418	$16,713	$29,702	$9,808
Europe	668,167	701,444	375,637	(66,772)	56,103	11,710
	$1,372,487	$1,501,827	$1,108,055	$(50,059)	$85,805	$21,518

(Dollars in thousands)	Depreciation and Amortization			Capital Expenditures
	2019	2018	2017	2019	2018	2017
North America	$38,845	$33,588	$35,931	$22,464	$37,476	$47,493
Europe	61,877	61,468	33,404	41,830	40,221	23,444
	$100,722	$95,056	$69,335	$64,294	$77,697	$70,937

(Dollars in thousands)
	Property, Plant, and Equipment, net		Goodwill and Intangible Assets
	2019	2018	2019	2018
North America	$237,372	$249,791	$—	$—
Europe	291,910	282,976	321,910	459,803
	$529,282	$532,767	$321,910	$459,803

(Dollars in thousands)	Total Assets
	2019	2018
North America	$484,689	$484,682
Europe	827,178	966,934
	$1,311,867	$1,451,616

Geographic information

Net sales by geographic location:

Year Ended December 31,	2019	2018	2017
(Dollars in thousands)
Net sales:
U.S.	$104,476	$127,178	$124,711
Mexico	599,844	673,205	607,707
Germany	245,805	279,631	155,227
Poland	422,362	421,813	220,410
Consolidated net sales	$1,372,487	$1,501,827	$1,108,055

NOTE 7 - ACCOUNTS RECEIVABLE

December 31,	2019	2018
(Dollars in thousands)
Trade receivables	$71,150	$101,864
Other receivables	8,503	7,083
	79,653	108,947
Allowance for doubtful accounts	(2,867)	(4,298)
Accounts receivable, net	$76,786	$104,649

	2019 Percent of Net Sales	2018 Percent of Net Sales	2017 Percent of Net Sales
GM	22%	18%	20%
Ford	15%	18%	22%
VW Group	13%	12%	9%

The accounts receivable from GM, Ford and VW Group represented approximately 32 percent, 8 and 9 percent of the total accounts receivable, respectively, at December 31, 2019 and 24 percent, 11 percent, and 8 percent of the total accounts receivable, respectively, at December 31, 2018.

NOTE 8 - INVENTORIES

December 31,	2019	2018
(Dollars in thousands)
Raw materials	$44,245	$49,571
Work in process	40,344	42,886
Finished goods	83,881	83,121
Inventories, net	$168,470	$175,578

Service wheel and supplies inventory included in other non-current assets in the consolidated balance sheets totaled $10.6 million and $8.9 million at December 31, 2019 and 2018, respectively.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

December 31,	2019	2018
(Dollars in thousands)
Land and buildings	$158,907	$140,471
Machinery and equipment	856,961	769,451
Leasehold improvements and others	12,173	12,883
Construction in progress	30,179	67,559
	1,058,220	990,364
Accumulated depreciation	(528,938)	(457,597)
Property, plant and equipment, net	$529,282	$532,767

Depreciation expense was $75.8 million, $68.8 million and $54.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Depreciation expense for the year ended December 31, 2019 included accelerated depreciation of $7.6 million related to excess equipment arising from the plan to reduce production at our Fayetteville, Arkansas manufacturing facility (refer to Note 23, “Restructuring”).

NOTE 10 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and indefinite-lived intangible assets, such as certain trade names, are not amortized, but are instead evaluated for impairment annually at the end of the fiscal year, or more frequently if events or circumstances indicate that impairment may be more likely than not. We conducted the annual goodwill impairment testing as of December 31, 2019 using a quantitative approach.  Based on the results of our quantitative analysis, we recognized a non-cash goodwill impairment charge equal to the excess of the carrying value over the fair value of the European reporting unit at December 31, 2019 of $99.5 million. Additionally, we recognized a non-cash impairment charge of $2.7 million related to our aftermarket trade name indefinite-lived intangible asset which was primarily attributable to the decline in forecasted aftermarket revenues. Total impairment charges of $102.2 million have been recognized as a separate charge and included in income from operations.

We utilized both an income and a market approach to determine the fair value of the European reporting unit as part of our goodwill impairment assessment. The income approach is based on projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The discount rate used is the weighted average of an estimated cost of equity and of debt (“weighted average cost of capital”). The weighted average cost of capital is adjusted as necessary to reflect risk associated with the business of the European reporting unit. Financial projections are based on estimated production volumes, product prices and expenses, including raw material cost, wages, energy and other expenses. Other significant assumptions include terminal value cash flow and growth rates, future capital expenditures and changes in future working capital requirements. The market approach is based on the observed ratios of enterprise value to earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. The market approach fair value is determined by multiplying historical and anticipated financial metrics of the European reporting unit by the EBITDA pricing multiples derived from comparable, publicly traded companies. A considerable amount of management judgment and assumptions are required in performing the quantitative impairment test, principally related to determining the fair value of the reporting unit.  While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair value.

At December 31, 2019, we determined that the carrying value of the European reporting unit exceeded its fair value. The decline in fair value was due to lower forecasted industry production volumes included in our long-range plan (completed in the fourth quarter of 2019), as compared to our prior year long-range plan. This was primarily due to softening of the Western and Central European automotive market. Industry forecasts for Western and Central European production volumes in 2020 to 2023 are lower than prior year forecasts by approximately 6.0 percent, with the most significant decline in the outlook occurring in the fourth quarter of 2019. Similarly, EBITDA and cash flow for the European reporting unit declined as compared to the prior year long-range plan due to lower forecasted industry production volumes which adversely impacted fair value under both the income and market approaches. In determining the fair value, the Company weighted the income and market approaches, 75 percent and 25 percent, respectively. Significant assumptions used under the income approach included a weighted average cost of capital (WACC) of 10.0 percent and a long-term growth rate of 2.0 percent. In determining the WACC, management considered the level of risk inherent in the cash flow projections and current market conditions. The use of these unobservable inputs results in classification of the fair value estimate as a Level 3 measurement in the fair value hierarchy.

The Company’s finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets and goodwill as of December 31, 2019 and 2018.

Year Ended December 31, 2019	Gross Carrying Amount	Impairment	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	—	$(4,778)	$110	$4,332	3-4
Technology	15,000	—	(7,963)	183	7,220	2-4
Customer relationships	167,000	—	(53,681)	954	114,273	4-9
Total finite	191,000	—	(66,422)	1,247	125,825
Trade names	14,000	(2,733)	—	(14)	11,253	Indefinite
Total intangibles	$205,000	$(2,733)	$(66,422)	$1,233	$137,078

Year Ended December 31, 2019	Beginning Balance	Impairment	Currency Translation	Ending Balance
(Dollars in thousands)
Goodwill	$291,434	$(99,505)	$(7,097)	$184,832

Year Ended December 31, 2018	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$(2,979)	$237	$6,258	4-5
Technology	15,000	(4,964)	394	10,430	3-5
Customer relationships	167,000	(33,468)	3,823	137,355	5-10
Total finite	191,000	(41,411)	4,454	154,043
Trade names	14,000	—	326	14,326	Indefinite
Total intangibles	$205,000	$(41,411)	$4,780	$168,369

	Beginning Balance	Impairment	Currency Translation	Ending Balance
Year Ended December 31, 2018 (Dollars in thousands)
Goodwill	$304,805	—	$(13,371)	$291,434

Amortization expense for these intangible assets was $25.0 million, $26.3 million and $15.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. The anticipated annual amortization expense for these intangible assets is $24.5 million for 2020 to 2021, $21.7 million for 2022, $19.8 million for 2023 and 2024.

NOTE 11 - DEBT

A summary of long-term debt and the related weighted average interest rates is shown below:

	December 31, 2019 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$371,800	$(10,192)	$361,608	5.7%
6.00% Senior Notes due 2025	243,074	(5,408)	237,666	6.0%
Other	12,693	—	12,693	2.2%
Finance Leases	3,068	—	3,068	2.9%
	$630,635	$(15,600)	615,035
Less: Current portion			(4,010)
Long-term debt			$611,025

	December 31, 2018 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$382,800	$(13,078)	$369,722	6.3%
6.00% Senior Notes due 2025	286,100	(7,366)	278,734	6.0%
Other	16,022	—	16,022	2.2%
	$684,922	$(20,444)	664,478
Less: Current portion			(3,052)
Long-term debt			$661,426

(1)	Unamortized portion

Senior Notes

On June 15, 2017, Superior issued Euro 250.0 million aggregate principal amount of 6.00% Senior Notes due June 15, 2025 (the “Notes”). Interest on the Notes is payable semiannually, on June 15 and December 15. Superior may redeem the Notes, in whole or in part, on or after June 15, 2020 at redemption prices of 103.000 percent and 101.500 percent of the principal amount thereof if the redemption occurs during the 12-month period beginning June 15, 2020 or 2021, respectively, and a redemption price of 100 percent of the principal amount thereof on or after June 15, 2022, in each case plus accrued and unpaid interest to, but not including, the applicable redemption date. In addition, the Company may redeem some or all of the Notes prior to June 15, 2020 at a price equal to 100.0 percent of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest, if any, up to, but not including, the redemption date. Prior to June 15, 2020, the Company may redeem up to 40 percent of the aggregate principal amount of the Notes using the proceeds of certain equity offerings at a certain redemption price. If we experience a change of control or sell certain assets, the Company may be required to offer to purchase the Notes from the holders. The Notes are senior unsecured obligations ranking equally in right of payment with all of its existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness. The Notes are effectively subordinated in right of payment to the existing and future secured indebtedness of the Company, including the Senior Secured Credit Facilities (as defined below), to the extent of the assets securing such indebtedness.

During the year ended December 31, 2019 the Company opportunistically purchased Notes on the open market with face value of $36.8 million (33.0 million Euro) for $32.3 million. The associated carrying value of the Notes, net of allocable debt issuance costs, was $35.9 million, resulting in a net gain of $3.7 million, which was included in other (expense) income, net.

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

The indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal, premium, if any, and interest, when due; (ii) breach of covenants in the indenture; (iii) a failure to pay certain judgments; and (iv) certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Bank of New York Mellon, London Branch (“the Trustee”) or holders of at least 30 percent in principal amount of the then outstanding Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. These events of default are subject to several important qualifications, limitations and exceptions that are described in the indenture. At December 31, 2019, the Company was in compliance with all covenants under the indenture governing the Notes.

Senior Secured Credit Facilities

On March 22, 2017, Superior entered into a senior secured credit agreement (the “Credit Agreement”) with Citibank, N.A, as Administrative Agent, Collateral Agent and Issuing Bank, JP Morgan Chase N.A., Royal Bank of Canada and Deutsche Bank A.G. New York Branch as Joint Lead Arrangers and Joint Book Runners, and the other lenders party thereto (collectively, the “Lenders”). The Credit Agreement consisted of a $400.0 million senior secured term loan facility (the “Term Loan Facility”), which matures on May 23, 2024, and a $160.0 million revolving credit facility (the “Revolving Credit Facility”) maturing on May 23, 2022, together with the Term Loan Facility, the USD Senior Secured Credit Facilities (“USD SSCF”).

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

Borrowings under the Revolving Credit Facility initially bear interest at a rate equal to, at the Company’s option, either (a) LIBOR for the relevant interest period, adjusted for statutory reserve requirements, subject to a floor of 1.00 percent per annum, plus an applicable rate of 3.50 percent or (b) a base rate, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the federal funds effective rate plus 0.50 percent and (3) LIBOR for an interest period of one month plus 1.00 percent, in each case, plus an applicable rate of 2.50 percent provided such rate may not be less than zero. The initial commitment fee for unused commitments under the Revolving Credit Facility shall be 0.50 percent. The applicable rates for borrowings under the Revolving Credit Facility and commitment fees for unused commitments under the Revolving Credit Facility are based upon the First Lien Net Leverage Ratio effective for the preceding quarter with LIBOR applicable rates between 3.50 percent and 3.00 percent, base rate applicable rates between 2.50 percent and 2.00 percent and commitment fees between 0.50 percent and 0.25 percent. Commitment fees are included in our consolidated financial statements line, interest expense, net.

As of December 31, 2019, the Company had repaid $28.2 million under the Term Loan Facility resulting in a balance of $371.8 million. As of December 31, 2019, the Company had no outstanding borrowings under the Revolving Credit Facility, had outstanding letters of credit of $3.6 million and had available unused commitments under the Revolving Credit Facility of $156.4 million.

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

Covenants

The Credit Agreement contains a number of restrictive covenants that, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends, distributions or other restricted payments, or repurchase our capital stock, prepay, redeem, or repurchase any subordinated indebtedness, enter into agreements which limit our ability to incur liens on our assets or that restrict the ability of restricted subsidiaries to pay dividends or make other restricted payments to us, and enter into certain transactions with our affiliates.

In addition, the Credit Agreement contains customary default provisions, representations and warranties and other covenants. The Credit Agreement also contains a provision permitting the Lenders to accelerate the repayment of all loans outstanding under the USD SSCF during an event of default. At December 31, 2019, the Company was in compliance with all covenants under the Credit Agreement.

European Debt

In connection with the acquisition of UNIWHEELS AG, the Company assumed $70.7 million of outstanding debt. At December 31, 2019, $12.7 million of debt remained outstanding relating to an equipment loan of which $3.0 million was classified as current.

During the second quarter of 2019, the Company amended its EUR Senior Secured Credit Facility (“EUR SSCF”), our European revolving credit facility, increasing the available borrowing limit from 30.0 million Euro to 45.0 million Euro and extending the term to May 22, 2022. At December 31, 2019, there was 44.6 million Euro of available funds under the EUR SSCF.  The EUR SSCF bears interest at Euribor (with a floor of zero) plus a margin (ranging from 1.55 percent to 3.0 percent based on the net debt leverage ratio of Superior Industries Europe AG and its wholly owned subsidiaries, collectively “Superior Europe AG”), currently 1.55 percent. The annual commitment fee for unused commitments (ranging from 0.50 percent to 1.05 percent based on the net debt leverage ratio of Superior Europe AG), is currently 0.50 percent per annum. In addition, a management fee is assessed equal to 0.07 percent of borrowings outstanding at each month end. The commitment and management fees are both included in interest expense, net. Superior Europe AG has pledged substantially all of its assets, including land and buildings, receivables, inventory, and other moveable assets (other than collateral associated with the equipment loan) as collateral under the EUR SSCF. On January 31, 2020, the available borrowing limit of the EUR SSCF was increased from Euro 45.0 million to Euro 60.0 million. All other terms of the EUR SSCF remained unchanged.

The EUR SSCF is subject to a number of restrictive covenants that, among other things, restrict, subject to certain exceptions, the ability of  Superior Europe AG to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends or distributions, or repurchase our capital stock, prepay, redeem, or repurchase any subordinated indebtedness, and enter into agreements which limit our ability to incur liens on our assets. At December 31, 2019, Superior Europe AG was in compliance with all covenants under the EUR SSCF.

During the fourth quarter of 2019, the Company entered into equipment loan agreements totaling $13.4 million (12.0 million Euro) which bear interest at 2.3 percent and mature on September 30, 2027. Interest and principal repayments are due quarterly. The funds will be used to finance certain property, plant and equipment at the Company’s Werdohl, Germany plant. The loans are secured with liens on the financed equipment and are subject to restrictive covenants that, among other things, restrict the ability of Superior Europe AG to reduce its ownership interest in Superior Industries Production Germany GmbH, its wholly-owned subsidiary and the borrower under the loan. At December 31, 2019, the Company had not yet drawn down on the loans. On January 15, 2020, the Company withdrew $11.9 million (10.6 million Euro) under the equipment loans, with the remaining available funds expected to be drawn in 2020. Quarterly installment payments of $479 thousand (427.7 thousand Euro) under the loan agreements will begin in December of 2020. At December 31, 2019, the Company was in compliance with all covenants under the loans.

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

We may mandate conversion of the redeemable preferred stock if the price of the common stock exceeds $84.49. TPG may redeem the shares upon the occurrence of any of the following events (referred to as a “redemption event”): a change in control, recapitalization, merger, sale of substantially all of the Company’s assets, liquidation or delisting of the Company’s common stock. In addition, as originally issued, TPG has the right, at its option, to unconditionally redeem the shares at any time after May 23, 2024, subsequently extended to September 14, 2025 (the “redemption date”). We may, at our option, redeem in whole at any time all of the shares of redeemable preferred stock outstanding. At redemption by either party, the redemption value will be the greater of two times the initial face value ($150.0 million) and any accrued unpaid dividends or dividends paid-in-kind, currently $300.0 million, or the product of the number of common shares into which the redeemable preferred stock could be converted (5.3 million shares currently) and the then current market price of the common stock. We have determined that the conversion option and the redemption option exercisable upon occurrence of a “redemption event” which are embedded in the redeemable preferred stock must be accounted for separately from the redeemable preferred stock as a derivative liability (as more fully described under Note 5, “Derivative Financial Instruments”).

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

On November 7, 2018, the Company filed a Certificate of Correction to the Certificate of Designations for the preferred stock, which became effective upon filing and corrected the redemption date to September 14, 2025. This resulted in a modification of the redeemable preferred stock. As a result of the modification, the carrying value of the redeemable preferred stock decreased $17.2 million (which was credited to retained earnings, treated as a deemed dividend and added back to compute earnings per share) and the period for accretion of the carrying value to the redemption value has been extended to September 14, 2025. The accretion has been adjusted to amortize the excess of the redemption value over the carrying value over the period through September 14, 2025. The accumulated accretion net of the modification adjustment as of December 31, 2019 is $25.5 million resulting in an adjusted redeemable preferred stock balance of $161.0 million.

NOTE 13 - EUROPEAN NON-CONTROLLING REDEEMABLE EQUITY

On January 17, 2018, the Company entered into a Domination and Profit and Loss Transfer agreement (“DPLTA”) retroactively effective as of January 1, 2018. As a result, non-controlling interests with a carrying value of $51.9 million were reclassified from stockholders’ equity to mezzanine equity as of January 1, 2018 because non-controlling interests with redemption rights (not within the Company’s control) are considered redeemable and must be classified outside shareholders’ equity. In addition, the carrying value of the non-controlling interests must be adjusted to redemption value since the shares are currently redeemable. The following table summarizes the European non-controlling redeemable equity activity for the two year period ended December 31, 2019:

Balance at December 31, 2017	$—
Reclassification of non-controlling interests	51,943
Redemption value adjustment	3,625
Dividends accrued	1,512
Dividends paid	(964)
Translation adjustment	(3,219)
Purchase of shares	(39,048)
Balance at December 31, 2018	13,849
Dividends accrued	566
Dividends paid	(848)
Translation adjustment	(361)
Purchase of shares	(6,681)
Balance at December 31, 2019	$6,525

NOTE 14 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) attributable to Superior, after adjusting for redeemable preferred stock dividend and accretion, European non-controlling redeemable equity dividends and, with respect to 2018, the preferred stock modification (consisting of the preferred stock reduction of $17.2 million, net of the increase in the embedded derivative liability of $1.9 million), by the weighted average number of common shares outstanding. For purposes of calculating diluted earnings per share, the weighted average shares outstanding includes the dilutive effect of outstanding stock options and time and performance based restricted stock units under the treasury stock method. The redeemable preferred shares discussed in Note 12, “Redeemable Preferred Stock” are not included in the diluted earnings per share because the conversion would be anti-dilutive.

Year Ended December 31,	2019	2018	2017
(Dollars in thousands, except per share amounts)
Basic Earnings Per Share:
Reported net income (loss) attributable to Superior	$(96,460)	$25,961	$(6,203)
Less: Redeemable preferred stock dividends and accretion	(30,977)	(32,462)	(18,912)
Add: Preferred stock modification	—	15,257	—
Less: European non-controlling redeemable equity dividend	(566)	(1,512)	—
Basic numerator	$(128,003)	$7,244	$(25,115)
Basic earnings (loss) per share	$(5.10)	$0.29	$(1.01)
Weighted average shares outstanding-Basic	25,099	24,994	24,929
Diluted Earnings Per Share:
Reported net income (loss) attributable to Superior	$(96,460)	$25,961	$(6,203)
Less: Redeemable preferred stock dividends and accretion	(30,977)	(32,462)	(18,912)
Add: Preferred stock modification	—	15,257	—
Less: European non-controlling redeemable equity dividend	(566)	(1,512)	—
Diluted numerator	$(128,003)	$7,244	$(25,115)
Diluted earnings (loss) per share	$(5.10)	$0.29	$(1.01)
Weighted average shares outstanding-Basic	25,099	24,994	24,929
Dilutive effect of common share equivalents	—	161	—
Weighted average shares outstanding-Diluted	25,099	25,155	24,929

NOTE 15 - INCOME TAXES

Income/(loss) before income taxes from domestic and international jurisdictions is comprised of the following:

Year Ended December 31,	2019	2018	2017
(Dollars in thousands)
Income/(loss) before income taxes:
Domestic	$(60,170)	$(44,058)	$(63,716)
Foreign	(32,867)	76,310	64,582
	$(93,037)	$32,252	$866

The benefit/(provision) for income taxes is comprised of the following:

Year Ended December 31,	2019	2018	2017
(Dollars in thousands)
Current taxes
Federal	$3,834	$3,714	$6,121
State	(146)	127	(390)
Foreign	(10,615)	(11,180)	(12,564)
Total current taxes	(6,927)	(7,339)	(6,833)
Deferred taxes
Federal	(3,174)	(919)	(4,387)
State	1,014	521	1,492
Foreign	5,664	1,446	2,853
Total deferred taxes	3,504	1,048	(42)
Income tax benefit (provision)	$(3,423)	$(6,291)	$(6,875)

The following is a reconciliation of the U.S. federal tax rate to our effective income tax rate:

Year Ended December 31,	2019	2018	2017
Statutory rate	(21.0)%	(21.0)%	(35.0)%
State tax provisions, net of federal income tax benefit	(2.7)	6.4	263.4
Tax credits	(6.6)	1.3	88.9
Foreign income taxes at rates other than the statutory rate	(17.7)	16.8	1,206.6
Valuation allowance and other	6.9	(28.0)	(138.0)
Changes in tax liabilities, net	0.3	(0.6)	(11.3)
Share based compensation	1.8	(1.0)	(61.5)
Transaction costs	—	—	(372.2)
US Tax Reform implementation	—	10.9	(1,918.7)
US tax on non-US income	6.7	(16.1)	—
Non taxable income	(2.4)	16.3	152.6
Impairment of goodwill	34.0	—	—
Other	4.4	(4.5)	31.3
Effective income tax rate	3.7%	(19.5)%	(793.9)%

Tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

December 31,	2019	2018
(Dollars in thousands)
Deferred income tax assets:
Accrued liabilities	$4,695	$8,117
Hedging and foreign currency losses	2,386	(1,163)
Deferred compensation	8,018	8,021
Inventory reserves	4,609	3,984
Net loss carryforwards and credits	38,342	51,552
Interest carryforwards	19,632	11,269
Competent authority deferred tax assets and other foreign timing differences	3,954	6,749
Other	782	(3,921)
Total before valuation allowance	82,418	84,608
Valuation allowance	(22,879)	(16,576)
Net deferred income tax assets	59,539	68,032
Deferred income tax liabilities:
Intangibles, property, plant and equipment and other	(33,301)	(44,591)
Deferred income tax liabilities	(33,301)	(44,591)
Net deferred income tax assets	$26,238	$23,441

The classification of our net deferred tax asset is shown below:

December 31,	2019	2018
(Dollars in thousands)
Long-term deferred income tax assets	$38,607	$42,105
Long-term deferred income tax liabilities	(12,369)	(18,664)
Net deferred tax asset	$26,238	$23,441

Realization of any of our deferred tax assets at December 31, 2019 is dependent on the Company generating sufficient taxable income in the future. The determination of whether or not to record a full or partial valuation allowance on our deferred tax assets is a critical accounting estimate requiring a significant amount of judgment on the part of management. In determining when to release the valuation allowance established against our deferred income tax assets, we consider all available evidence, both positive and negative. We perform our analysis on a jurisdiction by jurisdiction basis at the end of each reporting period. The increase in the valuation allowance of $6.3 million relates to interest expense carryforwards and state net operating loss carryforwards the Company is not more likely than not to utilize prior to expiration.

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

The Company had recorded a provisional amount of $16.6 million expense for enactment-date income tax effects of the Act at December 31, 2017. Following the guidance in SAB 118, at December 31, 2018, the Company has completed the accounting for all enactment-date income tax effects of the Act and recorded a benefit of $3.9 million as an adjustment to the provisional amounts.

As of December 31, 2019, we have cumulative tax effected U.S. state and Germany NOL carryforwards of $12.2 million that expire in the years 2020 to 2038. Also, we have $26.0 million of tax credit carryforwards, primarily in Poland, which expire in the years 2021 to 2026.

The transition tax substantially eliminated the basis difference on foreign subsidiaries that existed previously for purposes of accounting standards codification topic 740. However, there are limited other taxes that could continue to apply such as foreign withholding and certain state taxes. Taxes have not been provided on basis differences in investments of $227 million that are deemed indefinitely reinvested. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

We account for our uncertain tax positions in accordance with U.S. GAAP. A reconciliation of the beginning and ending amounts of these tax benefits is as follows:

Year Ended December 31,	2019	2018	2017
(Dollars in thousands)
Beginning balance	$31,036	$33,054	$3,446
Increases (decreases) due to foreign currency translations	(632)	(2,018)	—
Increases (decreases) as a result of positions taken during:	—	—	—
Prior periods	(36)	—	—
Current period	—	—	29,773
Expiration of applicable statutes of limitation	—	—	(165)
Ending balance	$30,368	$31,036	$33,054

Our policy regarding interest and penalties related to uncertain tax positions is to record interest and penalties as an element of income tax expense. At the end of 2019, 2018 and 2017, the Company had liabilities of $3.9 million, $3.3 million and $2.4 million of potential interest and penalties associated with uncertain tax positions. Included in the unrecognized tax benefits is $2.6 million that, if recognized, would favorably affect our annual effective tax rate. Within the next twelve-month period we expect no decrease in unrecognized tax benefits.

Income tax returns are filed in multiple jurisdictions and are subject to examination by tax authorities in various jurisdictions where the Company operates. The Company has open tax years from 2014 to 2018 with various significant tax jurisdictions, including ongoing tax audits in the U.S. for 2015 to 2017 and Germany for 2017 and 2018

NOTE 16 - LEASES

Effective January 1, 2019, we adopted ASU 2016-02, ASC 842, “Leases,” the new lease accounting standard, using the optional transition approach resulting in recognition of operating lease right-of-use (“ROU”) assets and lease liabilities of $18.2 million and $18.6 million, respectively, as well as a charge to eliminate previously deferred rent of $0.4 million.

The Company determines whether an arrangement is or contains a lease at the inception of the arrangement. Operating leases are included in other non-current assets, accrued expenses and other non-current liabilities in our consolidated balance sheets. Finance leases are included in property, plant and equipment, net, short-term debt and long-term debt (less current portion) in our consolidated balance sheets.

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

The Company has operating and finance leases for office facilities, a data center and certain equipment. The remaining terms of our leases range from over one year to just under nine years. Certain leases include options to extend the lease term for up to ten years, as well as options to terminate both of which have been excluded from the term of the lease since exercise of these options is not reasonably certain.

Lease expense, cash flow, operating and finance lease assets and liabilities, average lease term and average discount rate are as follows:

December 31, 2019
Twelve Months Ended
Lease Expense
Finance lease expense:
Amortization of right-of-use assets	$1,691
Interest on lease liabilities	83
Operating lease expense	3,509
Total lease expense	$5,283

Cash Flow Components
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$83
Operating cash outflows from operating leases	3,463
Financing cash outflows from finance leases	1,230
Right-of-use assets obtained in exchange for new finance lease liabilities, net of terminations and disposals	2,573
Right-of-use assets obtained in exchange for operating lease liabilities (including adoption impact of $18.2 million) net of terminations and disposals	18,961

December 31, 2019
Balance Sheet Information
Operating leases:
Other non-current assets	$15,201
Accrued liabilities	$(2,949)
Other non-current liabilities	(13,282)
Total operating lease liabilities	$(16,231)

Finance leases:
Property and equipment gross	$4,821
Accumulated depreciation	(2,118)
Property and equipment, net	$2,703
Current portion of long-term debt	$(1,023)
Long-term debt	(2,045)
Total finance lease liabilities	$(3,068)

Lease Term and Discount Rates
Weighted-average remaining lease term - finance leases (years)	4.1
Weighted-average remaining lease term - operating leases (years)	6.4
Weighted-average discount rate - finance leases	2.9%
Weighted-average discount rate - operating leases	3.9%

Summarized future minimum payments under our leases are as follows:

	December 31,
	2019
	Finance Leases	Operating Leases
Lease Maturities (in thousands)
2020	$1,175	$3,508
2021	908	3,034
2022	502	2,505
2023	128	2,185
2024	123	2,030
Thereafter	434	4,941
Total	3,270	18,203
Less: Imputed interest	(202)	(1,972)
Total lease liabilities, net of interest	$3,068	$16,231

Summarized future minimum payments for our leases under ASC 840 are as follows:
	December 31,
	2018
	Operating Leases
Lease Maturities (in thousands)
2019	$4,249
2020	3,232
2021	2,870
2022	2,635
2023	2,346
Thereafter	7,647
Total	$22,979

The 2018 disclosure includes certain non-lease components that have been excluded from our ASC 842 accounting and disclosures for 2019.

NOTE 17 - RETIREMENT PLANS

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

The following table summarizes the changes in plan assets and plan benefit obligations:

Year Ended December 31,	2019	2018
(Dollars in thousands)
Change in benefit obligation
Beginning benefit obligation	$26,953	$29,759
Interest cost	1,144	1,086
Actuarial (gain) loss	4,295	(2,486)
Benefit payments	(1,391)	(1,406)
Ending benefit obligation	$31,001	$26,953

Year Ended December 31,	2019	2018
(Dollars in thousands)
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	1,391	1,406
Benefit payments	(1,391)	(1,406)
Fair value of plan assets at end of year	$—	$—
Funded status	$(31,001)	$(26,953)
Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	$(1,478)	$(1,392)
Other non-current liabilities	(29,523)	(25,561)
Net amount recognized	$(31,001)	$(26,953)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$8,940	$4,799
Prior service cost	(1)	(1)
Net amount recognized, before tax effect	$8,939	$4,798
Weighted average assumptions used to determine benefit obligations:
Discount rate	3.3%	4.4%
Rate of compensation increase	3.0%	3.0%

Components of net periodic pension cost are described in the following table:

Year Ended December 31,	2019	2018	2017
(Dollars in thousands)
Components of net periodic pension cost:
Interest cost	$1,144	$1,086	$1,189
Amortization of actuarial loss	209	438	369
Net periodic pension cost	$1,353	$1,524	$1,558
Weighted average assumptions used to determine net periodic pension cost:
Discount rate	4.4%	3.7%	4.4%
Rate of compensation increase	3.0%	3.0%	3.0%

Benefit payments during the next ten years, which reflect applicable future service, are as follows:

Year Ended December 31,	Amount
(Dollars in thousands)
2020	$1,502
2021	$1,478
2022	$1,518
2023	$1,497
2024	$1,535
Years 2025 to 2029	$8,870

The following is an estimate of the components of net periodic pension cost in 2020:

Estimated Year Ended December 31,	2020
(Dollars in thousands)
Interest cost	1,004
Amortization of actuarial loss	289
Estimated 2020 net periodic pension cost	$1,293

Other Retirement Plans

We also contribute to employee retirement savings plans in the U.S. and Mexico that cover substantially all of our employees in those countries. The employer contribution totaled $1.5 million, $1.8 million and $1.7 million for the three years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 18 - ACCRUED EXPENSES

December 31,	2019	2018
(Dollars in thousands)
Payroll and related benefits	$25,048	$23,503
Insurance reserves	840	1,120
Taxes, other than income taxes	12,096	8,115
Current portion of derivative liability	4,357	2,506
Dividends and interest	1,247	4,197
Deferred tooling revenue	5,880	5,810
Current portion of executive retirement liabilities	1,478	1,392
Professional fees	2,216	4,750
Warranty liability	143	437
Other	7,540	13,832
Accrued liabilities	$60,845	$65,662

NOTE 19 - STOCK-BASED COMPENSATION

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “Plan”) was approved by stockholders in May 2018 and amended and restated the 2008 Equity Incentive Plan. The Plan authorizes us to issue up to 4.35 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants. At December 31, 2019, there were 1.6 million shares available for future grants under this Plan. No more than 1.2 million shares may be used under the Plan as “full value” awards, which include restricted stock and performance stock units. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

Under the terms of the Plan, each year eligible participants are granted time value restricted stock units (“RSUs”), vesting ratably over a three-year time period, and performance restricted stock units (“PSUs”), with a three-year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the Company’s common stock, with accrued dividends.

Other Awards

On May 16, 2019 the Company granted the following equity awards to Majdi B. Abulaban, our President and Chief Executive Officer, in connection with his entering into employment with the Company and the 2019 Inducement Grant Plan (the “Inducement Plan”): (i) an initial award consisting of (a) 666,667 PSUs at target, vesting in three approximately equal installments, to the extent the performance metrics are satisfied, during each of three performance periods and (b) 333,333 RSUs, vesting in approximately equal installments on February 28, 2020, 2021 and 2022; (ii) a 2019-2021 PSU grant, with the target number of 316,832 PSUs, which will vest to the extent the performance metrics are satisfied; and (iii) a 2019 RSU grant of 158,416 RSUs, vesting in approximately equal installments on February 28, 2020, 2021 and 2022. The PSU awards may be earned at up to 200 percent of target depending on the level of achievement of the performance metrics.

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price
Balance at December 31, 2018	183,726	$17.26	296,523	$19.10	59,000	$18.33
Granted	1,083,999	4.88	1,548,098	6.01	—	—
Settled	(103,681)	17.12	(31,081)	22.81	—	—
Forfeited or expired	(116,788)	8.92	(264,747)	11.92	(8,750)	15.30
Balance at December 31, 2019	1,047,256	$5.39	1,548,793	$7.17	50,250	$18.86
Vested or expected to vest at December 31, 2019	933,826	$5.44	1,340,263	$6.20	50,250	$18.86

Stock-based compensation expense was $5.7 million, $2.1 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Unrecognized stock-based compensation expense related to non-vested awards of $7.7 million is expected to be recognized over a weighted average period of approximately 1.8 years.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

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

NOTE 21 - RECEIVABLES SECURITIZATION

The Company sells certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash provided by operating activities. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes. During the year ended December 31, 2019 and 2018, the Company sold trade receivables totaling $334.1 million and $276.8 million, respectively, and incurred factoring fees of $1.0 million and $0.9 million, respectively, which are included in other (expense) income, net. The collective limit under our factoring arrangements was $117.3 million as of December 31, 2019 and $80.9 million as of December 31, 2018. As of December 31, 2019, $49.6 million of receivables had been factored under the arrangements. As of  December 31, 2018, $53.8 million of receivables had been factored under the arrangements.

NOTE 22 - RELATED PARTIES

Purchase Agreement

In the first quarter of 2015, we entered into an agreement to purchase a subscription to online software provided by NGS Inc. Our former Senior Vice President, Business Operations and our Vice President of Information Technology are passive investors in NGS. We made payments to NGS of $479,520, $479,520, and $376,920 during 2019, 2018 and 2017, respectively. The transaction was entered into in the ordinary course of business and is an arms-length agreement.

NOTE 23 - RESTRUCTURING

During the third quarter of 2019, the Company initiated a plan to significantly reduce production and manufacturing operations at its Fayetteville, Arkansas location. As a result, the Company recognized a non-cash charge of $13.0 million in cost of sales, comprised of (1) $7.6 million of accelerated depreciation for excess equipment, (2) $3.2 million relating to the write-down of certain supplies inventory to net salvage value, (3) $1.6 million of employee severance and (4) $0.6 million of accelerated amortization of right of use assets under operating leases. In  addition, relocation costs for redeployment of machinery and equipment of $1.8 million were recognized in the fourth quarter of 2019.  Additional relocation costs are expected to be incurred over the next 12-18 months. As of December 31, 2019, $1.1 million of the restructuring severance accrual remains and is expected to be paid in full by the end of the second quarter of 2020.

NOTE 24 - QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in thousands, except per share amounts)

Year 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$357,693	$352,499	$352,014	$310,281	$1,372,487
Gross profit	$33,122	$39,995	$16,047	$26,898	$116,062
Income (loss) from operations	$18,639	$24,031	$(243)	$(92,486)	$(50,059)
Consolidated income (loss) before income taxes	$6,893	$14,811	$(11,416)	$(103,325)	$(93,037)
Income tax (provision) benefit	$(4,943)	$(7,541)	$4,785	$4,276	$(3,423)
Consolidated net income (loss)	$1,950	$7,270	$(6,631)	$(99,049)	$(96,460)
Earnings (loss) per share
Basic	$(0.24)	$(0.04)	$(0.57)	$(4.25)	$(5.10)
Diluted	$(0.24)	$(0.04)	$(0.57)	$(4.25)	$(5.10)
Dividends declared per share	$0.09	$0.09	$-	$-	$0.18

Year 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$386,448	$388,944	$347,612	$378,823	$1,501,827
Gross profit	$49,991	$53,559	$23,673	$36,304	$163,527
Income from operations	$27,634	$31,270	$7,688	$19,213	$85,805
Consolidated income (loss) before income taxes	$13,687	$12,930	$(7,714)	$13,349	$32,252
Income tax (provision) benefit	$(3,370)	$(4,795)	$7,051	$(5,177)	$(6,291)
Consolidated net income (loss)	$10,317	$8,135	$(663)	$8,172	$25,961
Earnings (loss) per share
Basic	$0.07	$(0.02)	$(0.37)	$0.61	$0.29
Diluted	$0.07	$(0.02)	$(0.37)	$0.61	$0.29
Dividends declared per share	$0.09	$0.09	$0.09	$0.09	$0.36

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019 our disclosure controls and procedures were effective.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based upon criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2019 based on the criteria in the 2013 Internal Control - Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth herein, the information required by this Item is incorporated by reference to our 2020 Proxy Statement.

Executive Officers - The names of corporate executive officers as of fiscal year end who are not also Directors are listed at the end of Part I of this Annual Report. Information regarding executive officers who are Directors is contained in our 2020 Proxy Statement under the caption “Proposal No. 1 - Election of Directors.” Such information is incorporated herein by reference. All executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors. For a description of the Chief Executive Officer’s employment agreement, see “Executive Compensation and Related Information - Compensation Discussion and Analysis” in our 2020 Proxy Statement, which is incorporated herein by reference.

Code of Ethics - Included on our website, www.supind.com, under “Investor Relations,” is our Code of Conduct, which, among others, applies to our CEO, Chief Financial Officer and Chief Accounting Officer. Copies of our Code of Conduct are available, without charge, from Superior Industries International, Inc., Shareholder Relations, 26600 Telegraph Road, Suite 400, Southfield, Michigan 48033.

ITEM 11 - EXECUTIVE COMPENSATION

Information relating to Executive Compensation is set forth under the captions “Compensation of Directors” and “Executive Compensation and Related Information - Compensation Discussion and Analysis” in our 2020 Proxy Statement, which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is set forth under the caption “Voting Securities and Principal Ownership” in our 2020 Proxy Statement. Also see Note 19, “Stock Based Compensation” in the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information related to Certain Relationships and Related Transactions is set forth under the caption, “Certain Relationships and Related Transactions,” in our 2020 Proxy Statement, and in Note 22, “Related Parties” in the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information related to Principal Accountant Fees and Services is set forth under the caption “Proposal No. 3 - Ratification of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services” in our 2020 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:
1.	Financial Statements: See the “Index to the Consolidated Financial Statements and Financial Statement Schedule” in Item 8 of this Annual Report.
2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2019, 2018 and 2017

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

4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.**

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

10.10	Superior Industries International, Inc. Annual Incentive Performance Plan (Incorporated by reference to Annex A to Registrant’s Definitive Proxy Statement on Schedule 14-A filed on March 25, 2016).*

10.11	2018 Equity Incentive Plan of the Registrant (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).*

10.12

Form of Restricted Stock Unit Agreement under the Superior Industries International, Inc. 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.13

Form of Performance Based Restricted Stock Unit Agreement under the Superior Industries International, Inc. 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.14

Offer Letter of Employment, dated July 28, 2017 between Superior Industries International, Inc. and Joanne Finnorn (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).*

10.15

Offer Letter Offer Letter of Employment, dated August 23, 2018, between Superior Industries International, Inc. and Matti Masanovich (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed September 14, 2018). *

10.17

Indemnification Agreement, dated March 23, 2017, between Superior Industries International, Inc. and Uniwheels Holding (Malta) Ltd. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 24, 2017).

10.18

Investment Agreement, dated March 22, 2017, between Superior Industries International, Inc., and TPG Growth III Sidewall, L.P. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed March 24, 2017).

10.19

Investor Rights Agreement, dated as of May 22, 2017, by and between Superior Industries International, Inc. and TPG Growth III Sidewall, L.P. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 26, 2017).

10.20

English Translation of the Domination and Profit Transfer Agreement between Superior Industries International Germany AG and UNIWHEELS AG, dated December 5, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 11, 2017).

10.21

Credit Agreement dated December 19, 2014 between Superior Industries International, Inc. and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 23, 2014).

10.22

Amendment No. 1 to the Credit Agreement dated as of March 3, 2015, by and among Superior Industries International, Inc., the Lenders from time to time a party thereto and JP Morgan Chase Bank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015).

10.23

Consent and Amendment No. 2 dated as of October 14, 2015 to the Credit Agreement dated as of December 19, 2014, by and among Superior Industries International, Inc., the Lenders from time to time party thereto and JP Morgan Chase Bank, N.A., as Administrator (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2015).

10.24

Credit Agreement, dated March 22, 2017, among Superior Industries International, Inc., Citibank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed March 24, 2017).***

10.25

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

10.28

Fourth Amendment to Credit Agreement, dated June 29, 2018, among Superior Industries International, Inc., the subsidiaries of Superior identified therein, Citibank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 29, 2018).

10.29

Executive Employment Agreement, dated March 28, 2019, between Superior Industries International, Inc. and Majdi B. Abulaban, including forms of award agreements to be granted under the Inducement Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 1, 2019).*

10.30

Retention Award Letter, dated August 8, 2019, between Matti Masanovich and Superior Industries International, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).*

10.31	Retention Award Letter, dated August 8, 2019, between Joanne Finnorn and Superior Industries International, Inc.*, **

10.32

Management Board Member Service Contract, dated September 26, 2019, between Superior Industries Europe AG and Andreas Meyer (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).*

10.33

Amendment Agreement, dated October 30, 2019, to the Management Board Member Service Contract, dated September 26, 2019, between Superior Industries Europe AG and Andreas Meyer (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).*

10.34	Offer Letter of Employment, dated September 17, 2019, between Superior Industries International, Inc. and Kevin Burke.*, **

10.35	Superior Industries International, Inc. 2019 Inducement Grant Plan (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 dated August 8, 2019).*

10.36

Retention Award Letter, dated December 13, 2019, between Parveen Kakar and Superior Industries International, Inc.* (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed December 16, 2019.

11

Computation of Earnings Per Share (contained in Note 14 – Earnings Per Share in the Notes to Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K).

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

32.1

Certification of Majdi B. Abulaban, President and Chief Executive Officer, and Matti M. Masanovich , Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section  1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(Dollars in thousands)

		Additions
	Balance at Beginning of Year	Charge to Costs and Expenses	Other	Deductions From Reserves	Balance at End of Year
2019
Allowance for doubtful accounts receivable	$4,298	$919	$56	$(2,406)	$2,867
Valuation allowances for deferred tax assets	$16,576	$6,822	$—	$(519)	$22,879

2018
Allowance for doubtful accounts receivable	$2,325	$2,311	$—	$(338)	$4,298
Valuation allowances for deferred tax assets	$7,634	$9,036	$—	$(94)	$16,576

2017
Allowance for doubtful accounts receivable	$919	$1,127	$1,162	$(883)	$2,325
Valuation allowances for deferred tax assets	$3,123	$1,005	$3,506	$—	$7,634

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

ITEM 16- FORM 10-K SUMMARY

None.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

By	/s/ Majdi B. Abulaban	February 28, 2020
Majdi B. Abulaban
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Majdi B. Abulaban and Matti M. Masanovich as his or her true and lawful attorneys-in-fact (with full power to each of them to act alone), with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with the exhibits thereto, and other documents in connection herewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the foregoing as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Majdi B. Abulaban Majdi B. Abulaban	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2020

/s/ Matti M. Masanovich Matti M. Masanovich	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2020

/s/ Michael J. Hatzfeld Jr. Michael J. Hatzfeld Jr.	Vice President of Finance and Corporate Controller (Principal Accounting Officer)	February 28, 2020

/s/ Michael R. Bruynesteyn Michael R. Bruynesteyn	Director	February 28, 2020

/s/ Richard J. Giromini Richard J. Giromini	Director	February 28, 2020

/s/ Paul J. Humphries Paul J. Humphries	Director	February 28, 2020

/s/ Ransom A. Langford Ransom A. Langford	Director	February 28, 2020

/s/ James S. McElya James S. McElya	Director	February 28, 2020

/s/ Timothy C. McQuay Timothy C. McQuay	Director	February 28, 2020

/s/ Ellen B. Richstone Ellen B. Richstone	Director	February 28, 2020

/s/ Francisco S. Uranga Francisco S. Uranga	Director	February 28, 2020