Form 10-K/A
period 2019-12-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2020-04-29
CIK 95552

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

The aggregate market value of the registrant’s $0.01 par value common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $86,896,509, based on a closing price of $3.46. On April 24, 2020, there were 25,591,930 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Superior Industries International, Inc. (referred to herein as the “Company,” “Superior,” “we” or “our”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2020 (“Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K (the “Part III Information”) and to delete the disclosures regarding incorporation by reference on the front cover page of the Original Filing. The Part III Information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we do not expect to file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Cover Page, Part III, Items 10 through 14 and Part IV, Item 15 of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Set forth below is information about our directors, including their names and ages, recent employment or principal occupation, their period of service as a Superior director, the names of other public companies for which they currently serve as a director or have served as a director within the last five years and a summary of their specific experience, qualifications, attributes or skills that led to the conclusion that they are qualified to serve as a director.

MAJDI ABULABAN

Superior Industries International, Inc. President and Chief Executive Officer

Age: 56

Director since: 2019

Board Committees:

None

Education:

Mr. Abulaban holds a Bachelor of Applied Science in Mechanical Engineering from the University of Pittsburgh and a Master of Business Administration from Weatherhead School of Management at Case Western Reserve University.

Current Directorships:

SPX Flow (NYSE: FLOW)

Former Directorships:

None

Qualifications: Mr. Abulaban has more than 30 years of leadership experience in global automotive supplier operations. Mr. Abulaban was appointed to the Board of Superior Industries International based on his experience and skills, including his significant experience in the automotive industry and strong operational background. He led three global product business units and over 120,000 employees to transfer Delphi into a world-class provider of electrical architecture. He has a proven track record of implementing successful strategies, operating systems and organizational structures that drive performance. In addition, he was instrumental in establishing Delphi as an automotive leader in China.

Mr. Abulaban was appointed as the Company’s President and Chief Executive Officer effective May 15, 2019. He was Senior Vice President & Group President, Global Signal and Power Solutions at Aptiv PLC (formerly Delphi Automotive), a technology company that develops connected solutions from 2017 to 2019. He previously was Senior Vice President and Group President, Global Electrical and Electronic Architecture Segment and President of Aptiv Asia Pacific. He also held various business unit leadership positions with Delphi in China, Singapore and the United States, having joined the company in 1985.

MICHAEL R. BRUYNESTEYN

Chief Financial Officer, Raistone Capital

Independent

Age: 56

Director since: 2015

Board Committees:

Audit and Nominating and Corporate Governance

Education:

Mr. Bruynesteyn holds a Bachelor of Applied Science in Mechanical Engineering from the University of British Columbia and a Master of Business Administration from the London Business School. Mr. Bruynesteyn is a National Association of Corporate Directors Governance Fellow.

Current Directorships:

None

Former Directorships:

None

Qualifications: Mr. Bruynesteyn has developed a deep understanding of capital markets from hands-on experience over the last 20 years. He cultivated a firm grasp of the investor’s perspective from the vantage points of directing investor relations for General Motors Company (NYSE: GM), leading the award-winning sell-side research team covering the automotive industry for Prudential Securities, and investing on the buy-side as part of a $6 billion hedge fund owned by Lehman Brothers. Mr. Bruynesteyn built on this knowledge base by providing deal-making advice to automotive and energy storage companies with boutique investment bank Strauss Capital. Mr. Bruynesteyn continues his engagement in the automotive industry as a member of the Advisory Board of ClearMotion, Inc., a developer of breakthrough active suspension technology.

Mr. Bruynesteyn is Chief Financial Officer of Raistone Capital, a leader in providing working capital solutions. Previously, he was Treasurer and Vice President, Strategic Finance of Turner Construction Company, the largest non-residential commercial construction company in the United States, a position he held from 2013 to 2019. He also was a Managing Director at the investment banking firm Strauss Capital Partners, where he served middle-market clients by raising capital, providing board-level financial advisory services and executing M&A transactions from 2008 to 2012. Prior to that, Mr. Bruynesteyn was a Managing Director in the asset management division of Lehman Brothers, where he focused on transportation-related investments from 2006 to 2008. From 1999 to 2006, Mr. Bruynesteyn was a Senior Equity Research Analyst at Prudential Equity Group in the Automotive Group, where he acted as a sell-side analyst. Prior to his position at Prudential Equity Group, Mr. Bruynesteyn worked at General Motors, where he held various finance positions until he departed as Director of Investor Relations in 1998.

RICHARD J. GIROMINI

Retired Chief Executive Officer and Director of Wabash National Corporation (NYSE: WNC)

Independent

Age: 67

Director since: 2018

Board Committees:

Audit and Compensation and Benefits

Education:

Mr. Giromini holds a Master of Science degree in Industrial Management and a Bachelor of Science degree in Mechanical Engineering, both from Clarkson University. He is also a graduate of the Advanced Management Program at the Duke University Fuqua School of Management

Current Directorships:

None

Former Directorships:

Wabash National Corporation (NYSE: WNC)

Robbins & Myers (formerly traded NYSE: RBN)

Qualifications: Mr. Giromini brings over eleven years of experience as former Chief Executive Officer of a transportation equipment public company, providing key strategic growth, sales, and operational expertise that led to a doubling of revenues and record operating performance under his leadership. This, combined with his extensive automotive industry experience working as a Tier 1 supplier, including five years in leadership positions within the automotive aluminum wheel industry, make Mr. Giromini a key member of the Board.

Mr. Giromini served as Executive Advisor and Director of Wabash National Corporation (NYSE: WNC), an industrial manufacturing company until his retirement in June 2019. Mr. Giromini previously served in several positions with WNC, most recently as Chief Executive Officer and Director from January 2007 to June 2018, President, Chief Executive Officer, and Director (January 2007 – October 2016) President, Chief Operating Officer and Director (December 2005 – December 2006), and Senior Vice President and Chief Operating Officer (July 2002 – November 2005). Earlier experience includes 26 years in the automotive industry, having begun his career with General Motors Company (1976-1985), serving in a variety of positions of increasing responsibility, then continuing service within the Tier 1 automotive sector, most recently with Accuride Corporation (Senior Vice President and General Manager), AKW LP (President and CEO), ITT Automotive (Director of Manufacturing), Hayes Wheels (Vice President of Operations), and Doehler-Jarvis (Plant Manager).

PAUL J. HUMPHRIES

President of High Reliability Solutions, a business group at Flex LTD

Independent

Director since: 2014

Age: 65

Board Committees:

Audit and Compensation and Benefits (Chair)

Education:

Mr. Humphries has a B.A. in applied social studies from Lanchester Polytechnic (now Coventry University) and post-graduate certification in human resources management from West Glamorgan Institute of Higher Education.

Current Directorships:

Silicon Valley Education Foundation, Bright Machines

Former Directorships:

None

Qualifications: Mr. Humphries has extensive experience in the automotive supplier industry and senior level management experience with multinational public companies, providing valuable expertise in strategy, growth, human resources and global operations. Further, Mr. Humphries has extensive experience in planning, implementing and integrating mergers and acquisitions.

Mr. Humphries is the President of High Reliability Solutions, a business group at Flex LTD (NASDAQ: FLEX) (“Flex”), a global end-to-end supply chain solutions company that serves the medical, automotive and aerospace and defense markets, a position he has held since 2011. From 2006 to 2011, Mr. Humphries served as Executive Vice President of Human Resources at Flex. In that capacity, he led Flex’s global human resources organization, programs and related functions including global loss prevention, environmental compliance and management systems. Mr. Humphries joined Flex with the acquisition of Chatham Technologies Incorporated in April 2000. While at Chatham Technologies, he served as Senior Vice President of Global Operations. Prior to that, Mr. Humphries held several senior management positions at Allied Signal, Inc. (NYSE: ALD) and its successor Honeywell Inc. (NYSE: HON), BorgWarner Inc. (NYSE: BWA) and Ford Motor Company (NYSE: F).

RANSOM A. LANGFORD

Partner, TPG Growth

Independent

Director since: 2017

Age: 48

Board Committee:

None

Education:

Mr. Langford earned a B.A. with Highest Distinction from University of North Carolina, Chapel Hill and an M.B.A. from the Wharton School at University of Pennsylvania.

Current Directorships:

Frank Recruitment Group, Inc., Halo Branded Solutions, Inc., The Private Suite LAX, LLC, TopTech Holdings, LLC, Artel, LLC, Microgame S.p.A. and RLG Holdings, LLC

Former Directorships:

Apollo Towers Pte. Ltd., Novolex (f/k/a Hilex Poly Co., LLC), HotSchedules Holdings, Inc. (f/k/a Red Book Connect, LLC), Ride Group Parent, Inc., Ride Group, Inc., vRide Holdings, LLC, NVLX Holdings, LLC

Qualifications: Mr. Langford is a Partner of TPG Growth based in New York, where he leads the platform’s investments in industrial and business services. Mr. Langford has extensive experience as a board member, serving on boards of directors for several TPG portfolio companies, including Frank Recruitment Group, Halo Branded Solutions, Inc., The Private Suite LAX, LLC., TopTech Holdings, LLC, Artel, LLC, Microgame S.p.A. and RLG Holdings, LLC. Mr. Langford’s substantial board and investment experience make him a valuable contributor to the Board.

Prior to joining TPG in 2009, Mr. Langford was a Managing Director and Partner with J.H. Whitney & Co., where he was a senior member of the investment team responsible for investing several private equity partnerships and was a member of the firm’s Investment Committee. Prior to his tenure at J.H. Whitney, Mr. Langford was an Associate at Brentwood Associates, representing a number of portfolio companies as a member of the investment team. Mr. Langford has also spent time as an analyst in the Mergers & Acquisitions group at New York-based investment bank Donaldson, Lufkin & Jenrette.

JAMES S. MCELYA

Retired Chairman of the Board of Directors, Affinia Group Intermediate Holdings Inc.; Retired Chairman of the Board of Directors and Chief Executive Officer of Cooper Standard Holdings Inc.

Independent

Director since: 2013

Age: 72

Board Committees: Compensation and Benefits and Nominating and Corporate Governance (Chair)

Education:

Mr. McElya attended West Chester University.

Current Directorships:

None.

Former Directorships:

Cooper Standard Holdings Inc. (NYSE: CPS); Affinia Group Intermediate Holdings Inc.

Qualifications: Mr. McElya has expertise in the automotive industry as well as leadership experience, including his services as the former Chief Executive Officer of a public company. Mr. McElya also provides substantial experience with mergers and acquisitions in the automotive industry – Mr. McElya was instrumental in bringing Cooper Standard from a $1.5 billion business in 2004 to over $3.0 billion when he retired as CEO in 2012. This growth was predominantly a result of a comprehensive mergers and acquisitions strategy. He contributes leadership and strategy experience combined with operation and management expertise.

Mr. McElya was Chairman of the Board of Directors of Affinia Group Intermediate Holdings Inc. until August 2016, when the company was sold. Until 2013, Mr. McElya was Chairman of the Board of Directors and, until 2012, Chief Executive Officer of Cooper Standard Holdings Inc. Previously, he had served as President of Cooper-Standard Automotive (NYSE: CSA) (“Cooper Standard”), the principal operating company of Cooper Standard Holdings, and as corporate vice president of Cooper Tire & Rubber Company, the parent company of Cooper Standard, until 2004. Mr. McElya has also served as President of Siebe Automotive Worldwide and over a 22-year period, held various senior management positions with Handy & Harman. Mr. McElya is a past chairman of the Motor Equipment Manufacturers Association (MEMA) and a past chairman of the board of directors of the Original Equipment Supplier Association (OESA).

TIMOTHY C. MCQUAY

Retired Managing Director, Investment Banking, Noble Financial Markets

Independent

Director since: 2011

Age: 68

Board Committees:

None

Education:

Mr. McQuay received an A.B. degree in economics from Princeton University and an M.B.A. degree in finance from the University of California at Los Angeles.

Current Directorships:

None.

Former Directorships:

Keystone Automotive Industries, Inc. (Chair, Audit Committee) (formerly NASDAQ: KEYS); Meade Instruments Corp. (NASDAQ: MEAD) (Chairman); Perseon Corp. (fka BSD Medical Corp.) (NASDAQ: PRSN) (Chairman)

Qualifications: Mr. McQuay provides, among other qualifications, his extensive business and financial experience and his public company board experience, which includes extensive experience on compensation and audit committees. In addition, having served on the Board since 2011 and as Interim Executive Chairman of the Board from December 2018 to January 2019, Mr. McQuay has a deep knowledge of Superior’s business, which he can utilize as our Chairman of the Board. Further, Mr. McQuay provides a deep knowledge of the capital markets and significant investment banking experience, having been involved in mergers and acquisitions representing in aggregate more than $4 billion. Mr. McQuay also brings to the Board valuable insight into corporate strategy and risk management that he has gained from his 37 years of experience in the investment banking and financial services industries. Of particular relevance to his service on our Board, while Mr. McQuay served on Keystone’s board, the company made eight strategic acquisitions between 1996 and 2007 representing more than $400 million in aggregate value. Mr. McQuay served on Keystone’s special committee in connection with the company’s sale to LKQ Corporation in 2007 for $800 million.

Mr. McQuay brings with him nearly 40 years of financial advisory experience to the Board. From December 2018 to May 2019 he served as Superior’s Interim Executive Chairman of the Board. From November 2011 until his retirement in December 2015, he served as Managing Director, Investment Banking with Noble Financial Capital Markets, an investment banking firm. Previously, he served as Managing Director, Investment Banking with B. Riley & Co., an investment banking firm, from September 2008 to November 2011. From August 1997 to December 2007, he served as Managing Director – Investment Banking at A.G. Edwards & Sons, Inc. From May 1995 to August 1997, Mr. McQuay was a Partner at Crowell, Weedon & Co. and from October 1994 to August 1997, he also served as Managing Director of Corporate Finance. From May 1993 to October 1994, Mr. McQuay served as Vice President, Corporate Development with Kerr Group, Inc., a plastics manufacturing company. From May 1990 to May 1993, Mr. McQuay served as Managing Director of Merchant Banking with Union Bank.

ELLEN B. RICHSTONE

Retired Chief Financial Officer, Rohr Aerospace

Independent

Director since: 2016

Age: 68

Board Committees:

Audit (Chair) and Nominating and Corporate Governance

Education:

Ms. Richstone received a bachelor’s degree from Scripps College in Claremont California and holds graduate degrees from the Fletcher School of Law and Diplomacy at Tufts University. Ms. Richstone also completed the Advanced Professional Certificate in Finance at New York University’s Graduate School of Business Administration and attended the Executive Development program at Cornell University’s Business School. Ms. Richstone holds an Executive Master’s Certification in Director Governance from the American College of Corporate Directors – Gold Level and in 2018 was recognized as an NACD Board Leadership Fellow, the highest award given by the NACD for Corporate Governance.

Current Directorships:

eMagin Corp. (NYSE: EMAN); Orion Energy Systems, Inc. (NASDAQ: OESX)

Former Directorships:

Parnell Pharmaceutical Inc.; American Power Conversion (formerly traded NASDAQ: APCC); BioAmber Inc. (NYSE: BIOA); The Oneida Group (fka EveryWare Global)

Qualifications: Ms. Richstone provides, among other qualifications, her extensive business and financial experience as Chief Financial Officer of public and private companies ranging in size up to $4 billion in revenue over a 24-year period and her public company board experience, which includes being awarded the first annual Distinguished Director Award from the American College of Corporate Directors.

Ms. Richstone has served as the Chief Financial Officer of several public and private companies between 1989 and 2012, including Rohr Aerospace, a Fortune 500 company. From 2002 to 2004, Ms. Richstone was the President and Chief Executive Officer of the Entrepreneurial Resources Group. From 2004 until its sale in 2007, Ms. Richstone served as the financial expert on the board of directors of American Power Conversion, an S&P 500 company. Ms. Richstone currently sits on the board of the National Association of Corporate Directors (NACD) in New England, as well as other non-profit organizations. In January 2018, Ms. Richstone was named as an NACD Board Leadership Fellow, signifying that she has demonstrated her commitment to the highest level of leadership in the boardroom.

FRANCISCO S. URANGA

Corporate Vice President and Chief Business Operations Officer for Latin America, Foxconn Electronics, Inc.

Independent

Director since: 2007

Age: 56

Board Committees:

Compensation and Benefits and Nominating and Corporate Governance

Education:

Mr. Uranga earned a B.B.A. in Marketing from the University of Texas at El Paso and a Diploma in English as a Second Language from Brigham Young University.

Current Directorships:

Corporación Inmobiliaria Vesta; Tenet Hospitals, the Hospitals of Providence Transmountain Campus

Former Directorships:

None

Qualifications: Given the Company’s significant operations in Mexico, Mr. Uranga’s expertise in developing and managing operations in that country is a valuable contribution to the Board.

Mr. Uranga is Corporate Vice President and Chief Business Operations Officer for Latin America at Taiwan-based Foxconn Electronics, Inc., the largest electronic manufacturing services company in the world, a position he has held since 2005. In this position, Mr. Uranga is responsible in Latin America for government relations, regulatory affairs, incentives, tax and duties, legal, customs, immigration and land and construction issues. From 1998 to 2004, he served as Secretary of Industrial Development for the state government of Chihuahua, Mexico. Previously, Mr. Uranga was Deputy Chief of Staff and then Chief of Staff for Mexican Commerce and Trade Secretary Herminio Blanco, where he actively participated in implementing the North American Free Trade Agreement and in negotiating key agreements for the Mexican government as part of the country’s trade liberalization. Earlier, Mr. Uranga was Sales and Marketing Manager for American Industries International Corporation.

Executive Officers

The names of corporate executive officers as of fiscal year end who are not also Directors are listed at the end of Part I of our Original Filing. All executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors.

Arrangements with Directors and Executive Officers

Mr. Langford was nominated and appointed to the Board pursuant to the Investor Rights Agreement, dated as of May 22, 2017, by and between the Company and TPG Growth III Sidewall, L.P. Except for the foregoing, no arrangement or understanding exists between any of our directors or executive officers and any other person, pursuant to which any of them was selected as our director or executive officer.

Family Relationships

There are no family relationships among any of our directors or executive officers.

No Legal Proceedings

There are no legal proceedings related to any of our directors or executive officers which are required to be disclosed pursuant to applicable SEC rules.

No Change in Director Nomination Process

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

We have a standing Audit Committee of our Board. The members of our Audit Committee are Ms. Richstone (Chair) and Messrs. Bruynesteyn, Giromini and Humphries. The Board has determined that each member of the Audit Committee is “independent” under the NYSE listing standards and satisfies the other requirements under the NYSE listing standards and SEC rules regarding audit committee membership, that each of Ms. Richstone and Messrs. Bruynesteyn and Giromini qualifies as an “audit committee financial expert” and that each member of the Audit Committee satisfies the “financial literacy” requirements of the NYSE listing standards.

Code of Conduct

Our Code of Conduct is included on our website, www.supind.com, under “Corporate Governance” in the “Investor Relations” tab, which, among others, applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. This website address is included for reference only. The information contained on the Company’s website is not incorporated by reference into this Amendment No. 1. Upon request to Superior Industries International, Inc., Investor Relations, 26600 Telegraph Rd., Southfield, MI 48033, copies of our Code of Conduct are available, without charge.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis provides insight into Superior’s executive compensation structure, philosophy, decisions and results primarily for 2019 (and other relevant periods) and is organized into the following sections:

•	Executive Summary

•	Compensation Governance

•	2019 Executive Compensation Components

•	Risk Mitigation, Regulatory, and Other Considerations

Our senior management team has been assembled to drive our performance and accomplish the performance results discussed below. This discussion focuses on the compensation structure in effect for the named executive officers (who will be referred to as the “NEOs”) in 2019. The tenure of each NEO with Superior is noted in the following table:

Name and Title	With Superior Since

Majdi B. Abulaban, President and Chief Executive Officer	May 2019(1)
Matti Masanovich, Executive Vice President and Chief Financial Officer	September 2018
Parveen Kakar, Senior Vice President, Sales, Marketing and Product Development	June 1989
Joanne M. Finnorn, Senior Vice President, General Counsel and Corporate Secretary	September 2017
Kevin Burke, Senior Vice President, Chief Human Resources Officer	October 2019
Timothy C. McQuay, Former Interim Executive Chairman of the Board (former Principal Executive Officer)	November 2011(2)
Robert M. Tykal, Former Senior Vice President, Operations – North America	June 2017(3)

(1)

Mr. Abulaban joined the Company May 15, 2019 as President and Chief Executive Officer. The Company and Mr. Abulaban entered into an employment agreement on March 28, 2019, with respect to his position as President and Chief Executive Officer. For a summary of Mr. Abulaban’s employment agreement, please see the summary under the caption, “Employment Agreement with Majdi B. Abulaban, President and Chief Executive Officer.”

(2)

Mr. McQuay, who has served on the Board of Directors since November 10, 2011, assumed the role of interim Executive Chairman of the Board and the duties of principal executive officer from December 12, 2018 to May 15, 2019. The Company and Mr. McQuay entered into an employment agreement on February 1, 2019, with respect to his service as interim Executive Chairman of the Board. For a summary of Mr. McQuay’s employment agreement, please see the summary under the caption, “Employment Agreement with Timothy C. McQuay, Former Interim Executive Chairman of the Board.”

(3)	Mr. Tykal voluntarily resigned from his employment with Superior effective July 12, 2019.

Executive Summary

Superior is one of the largest suppliers of cast aluminum wheels to the world’s leading automobile and light truck manufacturers, with employees supporting our wheel manufacturing operations in the United States, Germany, Mexico, and Poland. Our products are sold to global automotive manufacturers’ assembly operations, and to the aftermarket, in North America and Europe.

Recent Business Highlights/Company Performance

The following chart highlights key metrics of our financial and operating performance in 2018 and 2019:

Key Metric ($ in Millions except per wheel data, Units in Thousands)	2018 Results	2019 Results
Units Shipped	20,991	19,246
Net Sales	$1,501.8	$1,372.5
Value-Added Sales(1)	$797.2	$755.3
Value-Added Sales per Wheel(1)	$37.98	$39.24
Net Income (Loss)(2)	$26.0	$(96.5)
Adjusted EBITDA(3)	$185.6	$168.8
Adjusted EBITDA(3) % of Value-Added Sales(1)	23.3%	22.3%
Net Cash Provided by Operating Activities	$156.1	$162.8

(1)	Value-Added Sales is a financial measure that is not calculated according to GAAP, and we are including our 2018 and 2019 results for this measure to show an aspect of our performance.
(2)	2019 results include Goodwill and intangible impairment of $102.2 million and Fayetteville facility restructuring costs of $13.0 million
(3)	Adjusted EBITDA is a key measure that is not calculated according to GAAP, and we are including our 2018 and 2019 results for this measure to show an aspect of our performance.

•	We executed on the shift to higher-content wheels, including:

•	Achieved record level of product complexity in our facilities, content per wheel grew 6% from the prior year

•	Commercialized and launched PVD, a new finishing technology

•	Awarded first program for aero covers, a fuel efficiency technology

•	Increased large diameter wheels (19-inch and greater) to 30% of Superior shipments in 2019 from 20% in 2018

•	We were granted six new patents for various technologies and finishes

•	We delivered significant cash flow and strengthened the balance sheet, including:

•	Generated record cash flow from operations of $163 million

•	Improved working capital by approximately 30% to its lowest point since the acquisition of the European operations
•	Reduced net debt position by $84 million

•	Increased liquidity to more than $280 million

•	We enhanced manufacturing competitiveness and continued integration between our North American and European regions, including:

•	Right-sized production capacity with current volume environment by reducing production in a high cost region

•	Leveraged European customer relationships to validate and release Mexico facilities to support European OEMs in North America

•	Improved safety in our facilities as our Recordable Incident Rate and DART rates improved 36% over 2018

•	We filled key executive leadership roles including Chief Executive Officer, President of Europe, and Chief Human Resources Officer

The Value-Added Sales and Adjusted EBITDA measures used in this section are key measures that are not calculated in accordance with GAAP. Management believes the non-GAAP financial measures used in this Amendment No. 1 are useful to management and may be useful to investors in their analysis of the Company’s financial position and results of operations. Further, management uses these non-GAAP financial measures for planning and forecasting future periods. This non-GAAP financial information is provided as additional information for investors and is not in accordance with or an alternative to GAAP. These non-GAAP measures may be different from similar measures used by other companies.

Adjusted EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, amortization, restructuring charges and other closure costs and impairments of long-lived assets and investments, changes in fair value of redeemable preferred stock embedded derivative liability, acquisition and integration costs, certain hiring and separation related costs, gains associated with early extinguishment of debt and Accounts Receivable factoring fees. The following table reconciles our net income, the most directly comparable GAAP financial measure, to our Adjusted EBITDA:

Fiscal Year Ended December 31, (Millions of dollars)	2019	2018
Net Income (Loss) Attributable to Superior	$(96.5)	$26.0
Interest Expense, net	47.0	50.1
Income Tax Provision	3.4	6.3
Depreciation	75.8	68.7
Amortization	24.9	26.3
Impairment, Hiring/Separation Costs, Restructuring, Acquisition/Integration, Gain on Early Debt Extinguishment and Accounts Receivable Factoring Fees	108.0	11.7
Change in Fair Value of Preferred Derivative	0.8	(3.5)
Closure costs (Excluding Accelerated Depreciation)	5.4	—

Adjusted EBITDA	$168.8	$185.6

Value-Added Sales represents net sales less the value of aluminum and services provided by outside service providers that are included in net sales. The following table reconciles our net sales, the most directly comparable GAAP financial measure, to our Value-Added Sales:

Fiscal Year Ended December 31, (Millions of dollars)	2019	2018
Net Sales	$1,372.5	$1,501.8
Less: Aluminum Value and Outside Service Provider Costs	(617.2)	(704.6)

Value-Added Sales	$755.3	$797.2

Executive Compensation Highlights

Highlights of our 2019 executive compensation program are summarized as follows:

•

Individual Performance Component of Annual Incentive. The Annual Incentive Performance Plan (the “AIPP”) plays an important role in our approach to total compensation. We believe it motivates participants to focus on improving our performance on key financial measures during the year because it requires that we achieve defined, objectively determinable goals before participants become eligible for an incentive payout.

•

2019 AIPP Payouts. The Company achieved Adjusted EBITDA of $168.8 million in 2019, which was 92.7% of the $182 million target, resulting in the funding of the 2019 AIPP bonus pool for our NEOs at 85.5% of target.

•

Long-Term Incentive Plan (“LTIP”) Performance Measures. In 2019, we granted performance-based restricted stock units (“PRSUs”) that can be earned based on our achievement of the following three performance measures as calculated over a three-year period:

Return on Invested Capital (“ROIC”) 40% weighting	Cumulative Earnings Per Share (“Cumulative EPS”) 40% weighting	Relative Total Shareholder Return (“Relative TSR”) 20% weighting

As discussed in the “2019 Executive Compensation Components – Long-Term Equity Incentive Compensation” section on page 21 of this Amendment No. 1, these performance targets were developed after a rigorous bottom-up financial analysis of our business.

•

LTIP Heavily Performance-Based. Approximately 2/3 of the target annual LTIP awards consist of PRSUs and 1/3 consist of time-based restricted stock units (“RSUs”). Consequently, the target total direct compensation for our NEOs is heavily performance-based as shown in the following charts (information for our CEO, Mr. Abulaban, is shown in the chart on the left):

2019 Total Direct Compensation Allocation

(assuming performance-based components earned at target)

Employment Agreement with Timothy C. McQuay, Former Interim Executive Chairman of the Board

As previously disclosed, we entered into an employment agreement with Mr. McQuay with respect to his employment as interim Executive Chairman of the Board, which began on December 12, 2018. As interim Executive Chairman of the Board, Mr. McQuay performed services for the Company and had the duties that are customarily associated with the role of principal executive officer. In such position, Mr. McQuay received a base salary of $50,000 per month, and the Company reimbursed Mr. McQuay for all reasonable expenses incurred by him in connection with the performance of his duties under the Agreement. Mr. McQuay’s employment as interim Executive Chairman of the Board terminated on May 15, 2019 in connection with the appointment of Mr. Abulaban as the President and Chief Executive Officer of the Company. Upon the termination of his employment, Mr. McQuay received accrued compensation and benefits through his termination date and reimbursement of outstanding but unreimbursed expenses and his employment agreement was terminated.

Employment Agreement with Majdi B. Abulaban, President and Chief Executive Officer

On April 1, 2019, the Company announced the appointment of Majdi B. Abulaban, as its President and Chief Executive Officer. The Company entered into an employment agreement with Mr. Abulaban, effective May 15, 2019, and Mr. Abulaban was appointed to the Board of Directors of the Company, effective that same date.

The employment agreement is subject to an initial two-year term, with one-year automatic renewals thereafter. The employment agreement provides Mr. Abulaban with an initial annual base salary of $800,000 and eligibility to receive annual cash performance bonuses with target and maximum opportunities of 125% and 250% of his annual base salary, respectively, subject to a minimum amount for the 2019 fiscal year of $625,000. In addition, Mr. Abulaban is eligible to receive severance payments and benefits upon certain terminations of his employment with the Company pursuant to the terms of the employment agreement as discussed in the “2019 Executive Compensation Components—Severance / Termination / Change in Control Benefits” section of this Amendment No. 1.

In connection with the commencement of Mr. Abulaban’s employment with the Company, Mr. Abulaban received the following equity awards pursuant to the Company’s 2019 Inducement Grant Plan (the “2019 Inducement Plan”): (i) the Inducement Award consisting of (A) 666,667 PRSUs at target, vesting in three approximately equal installments to the extent that the performance metrics are satisfied during each of three performance periods and (B) 333,333 time-based RSUs, vesting in approximately equal installments on February 28, 2020, 2021 and 2022; (ii) a regular 2019-2021 PRSU grant, with the target number of PRSUs to be equal to 316,832 which will vest to the extent that the performance metrics are satisfied; and (iii) a regular 2019 time-based RSU grant, with the number of RSUs to be equal to 158,416 vesting in approximately equal installments on February 28, 2020, 2021 and 2022. The Inducement Award is intended to replace certain equity awards that were forfeited by Mr. Abulaban upon his resignation from his former employer. The PRSU awards may be earned at up to 200% of target depending on the level of achievement of the performance metrics.

Retention Agreements

As a result of changes in leadership and the desire to retain key executives, the Company entered into a Retention Bonus Agreement with each of Mr. Masanovich and Ms. Finnorn on August 8, 2019 and with Mr. Kakar on December 13, 2019 (the “Retention Bonus Agreements”). Pursuant to the terms of their respective Retention Bonus Agreement, Mr. Masanovich received a retention award consisting of a cash award of $583,495 payable August 8, 2021 and a grant of 35,000 time-based RSUs with a vesting date of August 8, 2021, Ms. Finnorn received a retention award consisting of a cash award of $118,650 payable August 8, 2021 and a grant of 20,000 time-based RSUs with a vesting date of August 8, 2021, and Mr. Kakar received a retention award consisting of a cash award of $216,300 payable October 1, 2021 and a grant of 20,000 time-based RSUs with a vesting date of October 1, 2021. Messrs. Masanovich and Kakar, and Ms. Finnorn are required to be employed at the time of vesting to receive the retention awards, except that the Company is required to pay the full amount of the cash award and the time-based RSUs become fully vested if the Company terminates the employment of Mr. Masanovich, Mr. Kakar, or Ms. Finnorn, as applicable, other than for cause.

Compensation Governance

Philosophy

The Compensation and Benefits Committee believes that Superior’s NEOs should be paid in a manner that attracts, motivates and retains the best-available talent and rewards them for driving successful results. This philosophy is achieved through the base salary, AIPP and LTIP being targeted at the 50th percentile of the benchmark for each position, with adjustments made to reflect the relative skills, experience and past performance of the NEOs and their respective roles and responsibilities within the organization, and judgments about the extent to which the NEOs can impact the company-wide performance and creation of stockholder value. Within this overall philosophy, the Compensation and Benefits Committee’s ongoing objectives are:

•

To offer a total compensation program that is flexible to adapt to evolving regulatory requirements and changing economic and social conditions, and takes into consideration the compensation practices of our peer companies identified based on an objective set of criteria;

•	To provide annual variable cash incentive awards based on Superior’s satisfaction of financial and, to a lesser degree, non-financial objectives; and

•	To align the financial interests of executive officers with those of stockholders by providing appropriate long-term, equity-based incentives and retention awards.

Superior’s executive officers are compensated in a manner consistent with Superior’s strategy, competitive practice, sound compensation governance principles and stockholder interests and concerns. In 2015, the Company implemented its current AIPP and LTIP compensation program, which emphasizes performance-based compensation and which was developed after obtaining guidance from our independent compensation consultant and seeking and receiving feedback from some of our stockholders regarding desired plan design features.

Best Practices

The core of Superior’s executive compensation philosophy enables the company to continue to attract and retain talent while driving performance. The Compensation and Benefits Committee has made significant overhauls to our executive compensation program since 2014. The Compensation and Benefits Committee continues to monitor and review the compensation program against our financial performance and continues to monitor the market to ensure competitive and performance driven plans.

Our programs continue to have many features that our stockholders widely consider best practices and that we view as consistent with our compensation and governance philosophy, including:

BEST PRACTICES

•

Significant Performance-Based Pay: Performance-based compensation comprised, on average, approximately 50% of the target total direct compensation of our NEOs (other than our former interim Executive Chairman of the Board and current President and Chief Executive Officer) for fiscal year 2019, in accordance with our pay-for-performance philosophy.

•

Alignment of Executive Pay with the Stockholder Experience: Our overall compensation design has a significant portion of executive pay in the form of equity, a large part of which is performance-related, so that our executives’ realized pay parallels the stockholder experience.

•	Multiple Performance Measures: We use multiple performance measures that include short and long-term objectives to evaluate executive performance.

•

Stock Ownership and Holding Requirements: We have stock ownership requirements for our directors and officers to ensure they are meaningfully invested in our stock and have personal financial interests strongly aligned with those of our stockholders. Until a person is in compliance with such requirements, they generally must hold 100% of shares already owned by them and 100% of shares acquired by them, including net shares acquired upon vesting or exercise of equity awards.

•	No Repricing: Our outstanding stock options cannot be repriced, reset or exchanged for cash without stockholder approval.

•	Anti-Pledging: Superior’s insider trading policy expressly prohibits Section 16 persons and designated insiders from pledging Superior securities in margin accounts or as collateral for a loan.

•	Double Trigger: We require a double trigger (change in control and termination of employment) for accelerated vesting of equity upon a change in control.

•	Clawback: Superior has a formal clawback policy that applies to all incentive based cash and equity compensation awards granted to any current or former executive officer of the Company.

•	No Gross-Ups: We do not provide excise tax gross-up payments to our executives.

•

Anti-Hedging Policy: Superior’s insider trading policy expressly prohibits Section 16 persons and designated insiders from engaging in hedging activities involving Superior common stock, such as collars, forward sales, equity swaps or other similar arrangements.

•	Limited Employment Agreements: None of the NEOs, other than our former interim Executive Chairman of the Board and current President and Chief Executive Officer, is party to an employment agreement.

•	Performance-Based Metrics: Our incentive plans are performance-based and have appropriate caps on payouts.

•	No “Liberal” Change in Control Definition: Our equity plan and change in control plan require the consummation of a change in control transaction to trigger any change in control benefits thereunder.

•

Compensation Programs Designed to Reduce Risk: We have designed our compensation programs so that they do not encourage unreasonable risk taking. We monitor this by performing an annual compensation risk assessment.

•	Regular Engagement with Stockholders: We regularly engage with our stockholders to strengthen our understanding of stockholder concerns, especially as it relates to executive compensation matters.

Compensation Risk Oversight

The Compensation and Benefits Committee’s annual review and approval of Superior’s compensation philosophy and strategy includes the review of compensation-related risk management. The Compensation and Benefits Committee believes that the following risk oversight and compensation design features described in greater detail elsewhere herein safeguard against excessive risk taking:

•

Prohibitions on Section 16 persons and designated insiders engaging in any speculative transactions in Superior’s common stock, like hedging, and prohibitions on pledging Superior securities in margin accounts or as collateral for a loan applicable to Section 16 persons and designated insiders;

•	Executive bonus payouts are based on financial performance metrics that drive stockholder value;

•

Equity awards for executive officers are also based on financial metrics that drive stockholder value and all equity awards have vesting requirements that align employees’ interests with stockholders’ interests; and

•	Superior maintains stock ownership guidelines as well as clawback provisions that further mitigate risk and promote oversight.

Methodology for Establishing Compensation

In designing and administering the NEO compensation programs, the Compensation and Benefits Committee attempts to strike a balance among the above elements, which are discussed in more detail below. The Compensation and Benefits Committee considers the pay practices of comparable companies to determine the appropriate pay mix and compensation levels, as well as Superior’s own specific short and long-term strategic objectives. The following section describes the various methods the Compensation and Benefits Committee uses in its design, administration and oversight of the compensation programs for the NEOs.

The Compensation and Benefits Committee has direct responsibility for making recommendations to the independent members of the Board regarding the approval, amendment or termination of Superior’s executive compensation plans and programs, the annual compensation of Superior’s President and Chief Executive Officer, and the compensation for other executive officers.

Consistent with its charter, the Compensation and Benefits Committee is composed of four directors. Each member of the Committee is independent, as determined by the Board and based on the New York Stock Exchange listing standards. Their independence from management allows the Compensation and Benefits Committee members to apply independent judgment when designing and overseeing our compensation program and in making pay decisions.

The Compensation and Benefits Committee from time to time engages independent compensation consultants to provide advice and ongoing recommendations regarding executive compensation programs and principles that are consistent with Superior’s business goals and pay philosophy. The Compensation and Benefits Committee has the final authority to hire and terminate any consultant, as well as the responsibility to consider the independence of the consultant. The Compensation and Benefits Committee continued to retain Willis Towers Watson in 2019 to assist with specific assignments. The Compensation and Benefits Committee has assessed the independence of Willis Towers Watson, and concluded that Willis Towers Watson’s work does not raise any conflict of interest under applicable SEC and New York Stock Exchange rules.

Setting Executive Pay (Benchmarking)

The Compensation and Benefits Committee is responsible for recommending to the Board the annual compensation of Superior’s CEO. For the remaining NEOs and other executives, Superior’s CEO recommends compensation levels and specific components of compensation. The Compensation and Benefits Committee reviews these recommendations and adjusts them as it deems appropriate before approving or recommending any changes to either the CEO or Board.

The Compensation and Benefits Committee typically reviews broad-based third-party compensation surveys covering a wide array of public companies, some larger and some smaller than we are, to obtain a general understanding of current compensation practices. These compensation surveys provide valuable data for subjective review and confirmation of the equanimity of the salaries paid to the NEOs. The data also gives the Compensation and Benefits Committee information concerning market pay practices regarding the pay mix among base salary, annual bonus and long-term incentives of companies in the industry that compete with us for executive talent. The Compensation and Benefits Committee targets the compensation components at the 50th percentile range of the market data while taking into consideration the experience level and performance of each named executive officer.

Since 2016, Willis Towers Watson has been engaged to assist the Compensation and Benefits Committee in evaluating the competitiveness of Superior’s executive compensation program. In February 2019, the Compensation and Benefits Committee relied upon the studies performed by Willis Towers Watson, utilizing competitive pay assessment on survey data of a company with $1.5 billion in revenue and proxy data from the previously approved peer group consisting of sixteen automotive part and equipment manufacturers to evaluate the compensation positioning of the NEOs. In April 2019 and based on recommendations from Willis Towers Watson, two companies were removed from the previously approved peer group (Meritor, Inc and Dorman Products, Inc) and two companies were added (Horizon Global Corporation and Cooper-Standard Holdings Inc.) as replacements.

Company Name	Market	Symbol
Actuant Corporation	NYSE	ATU
Cooper-Standard Holdings Inc.	NYSE	CPS
Cooper Tire & Rubber Company	NYSE	CTB
Gentex Corporation	NASDAQ	GNTX
Gentherm, Inc.	NASDAQ	THRM
Horizon Global Corporation	NYSE	HZN
LCI Industries, Inc. (f/k/a Drew Industries, Inc.)	NYSE	LCII
Modine Manufacturing Corp	NYSE	MOD
Park-Ohio Holdings Corp.	NASDAQ	PKOH
Shiloh Industries, Inc.	NASDAQ	SHLO
SPX FLOW, Inc.	NYSE	FLOW
Standard Motor Products, Inc.	NYSE	SMP
Stoneridge Inc.	NYSE	SRI
The Timken Company	NYSE	TKR
Tower International Inc.*	NYSE	TOWR
Visteon Corporation	NYSE	VC

*	Tower International Inc. was acquired by Autokiniton Global group in September 2019

2019 Executive Compensation Components

Introduction – Elements of Pay

The following is a summary of the 2019 direct core compensation elements (base salary, annual incentives and long-term incentives, retention and inducement awards) of our executive compensation program.

Element	Purpose	Performance Measure(s)	Fixed vs. Variable	Cash vs. Equity	Payout Range
Base Salary	Provide a competitive rate of pay to attract, motivate and retain executive officers of the Company	Individual performance, experience, time in position and critical skills	Fixed	Cash	n/a

AIPP	Align a portion of annual pay to a key element of performance for the year	AIPP Adjusted EBITDA	Variable	Cash	0-250% of target for our President and CEO* and 0-200% of target for our other NEOs

Performance-Based RSUs	Align executive pay with long-term stockholder interests through equity-based compensation tied to key performance metrics of the Company	Cumulative EPS (40%) ROIC (40%) Relative TSR (20%)	Variable	Equity	0-200% of target number of shares; PRSU value fluctuates with stock price movement

Time-Based RSUs	Directly align executive pay with long-term stockholder interests through equity-based compensation	Stock price alignment (3 yr. ratable vesting)	Variable	Equity	Fluctuates with stock price movement

Retention Awards	Maintain key leader stability to ensure an effective transition following the appointment of our new CEO in May 2019 and directly align with long-term stockholder interests through cash awards or time-based RSUs	Timing requirement	Fixed and Variable	Cash or Equity	n/a

Element	Purpose	Performance Measure(s)	Fixed vs. Variable	Cash vs. Equity	Payout Range
Inducement Awards**	Attract our new CEO to join the Company and replace certain equity awards that were forfeited upon his resignation from his former employer through a combination of time-based and Performance Based RSUs	Stock price alignment (3 yr. ratable vesting)	Variable	Equity	Fluctuates with stock price movement

*	Per the employment agreement with Mr. Abulaban, the AIPP payout range is 0%—250%. With respect to the 2019 AIPP, Mr. Abulaban had a guaranteed annual AIPP payout of no less than $625,000.
**

For more information regarding Mr. Abulaban’s employment agreement, refer to the summary in the Compensation Discussion and Analysis under the caption, “Employment Agreement with Majdi B. Abulaban, President and Chief Executive Officer.”

In addition, Superior’s NEOs were provided with retirement benefits and certain other benefits. Narrative descriptions of the individual elements of compensation are set forth below.

The Compensation and Benefits Committee does not use a specific formula for allocating compensation among the various components. Instead, the Compensation and Benefits Committee considers market pay practices and whether the total compensation package is fair, reasonable and in accordance with the interests of our stockholders.

Base Salary

Base salary provides a fixed element of compensation that competitively rewards the executive’s skills, experience and contributions to Superior. In 2019, Mr. McQuay served as our principal executive officer, as the interim Executive Chairman of the Board until May 15, 2019. During that time, Mr. McQuay received a base salary equal to $50,000 per month ($600,000 on an annualized basis). The base salary of Mr. Abulaban, our current CEO, was established when he was appointed in May of 2019 and remained the same through fiscal year 2019.

For NEOs other than the CEO, base salary adjustments are based on recommendations of the CEO to the Compensation and Benefits Committee, taking into account the executive’s performance, scope of work, competitive benchmarks and Company performance. In setting 2019 salaries, the former CEO and the Compensation and Benefits Committee reviewed the analysis and findings of our independent compensation consultant. Base salaries for NEOs other than the CEO are generally adjusted when deemed necessary to meet market competition or when appropriate to recognize increased responsibilities. In 2019, certain of our NEOs received merit increases, as shown in the following table:

2019 NEO Base Salary Rates

Officer Name	Date	Reason	Increase	Salary
Timothy McQuay(1)	12/12/2018	n/a	0.00%	$600,000
Majdi Abulaban(1)	7/1/2019	n/a	0.00%	$800,000
Matti Masanovich(2)	7/1/2019	Merit	3.00%	$530,450
Parveen Kakar(3)	7/1/2019	Merit	3.00%	$432,600
Joanne Finnorn(4)	7/1/2019	Merit	3.99%	$339,000
Kevin Burke(5)	n/a	n/a	n/a	$335,000
Robert Tykal(6)	7/1/2019	n/a	0.00%	$420,000

(1)	Mr. McQuay served as Superior’s interim Executive Chairman of the Board from December 12, 2018 to May 15, 2019. Mr. Abulaban joined Superior as President and Chief Executive Officer on May 15, 2019.
(2)	Mr. Masanovich achieved his performance objectives and among other key accomplishments, he played a critical role in the transition of the interim and permanent CEO position.
(3)	Mr. Kakar achieved his performance objectives due to his leadership implementing a global engineering operating model, and providing support to the interim and permanent CEO position.
(4)	Ms. Finnorn achieved her performance objectives and provided support to both the interim and permanent CEO position.
(5)	Mr. Burke joined Superior as the new Senior Vice President, Chief Human Resources Officer on October 7, 2019.
(6)	Mr. Tykal voluntarily resigned from his employment with Superior effective July 12, 2019.

2020 Update. In response to the COVID-19 pandemic, our CEO voluntarily agreed to forego 100% of his base salary from April 1, 2020 until May 31, 2020 and all of our other NEOs agreed to a 20% reduction in their base salary from April 1, 2020 to May 31, 2020. Although on March 3, 2020 the Board approved increases in the salaries of Messrs. Abulaban and Masanovich and Ms. Finnorn in the amounts of 3.0%, 2.9% and 4.1%, respectively, in response to the COVID-19 pandemic, the executives have decided to defer these merit increases.

Annual Incentive Compensation and Bonuses

We use annual incentive awards to motivate our CEO and other NEOs to achieve annual business results and create value for our stockholders. Annual incentive awards granted pursuant to the AIPP are expressed as a percentage of base salary and are designed to recognize and reward targeted financial performance. Attainment of the financial target may be adjusted based on an individual performance modifier that considers the individual’s performance rating under the Annual Performance Management Program, annual objectives and accomplishments. The Compensation and Benefits Committee believes that this design, combining an objective measurable financial goal with adjustments for individual performance, reinforces a Company culture that recognizes both team achievement and individual contributions.

The Compensation and Benefits Committee selected AIPP Adjusted EBITDA for 2019 as the financial performance component because it is an objective measure of core Company performance, without considering matters such as interest income or expense, taxes, depreciation amortization and M&A activity costs, which generally do not impact operational efficiencies. The AIPP Adjusted EBITDA target for the AIPP was adopted after we conducted a rigorous bottom-up full range comprehensive business and financial planning analysis in several layers of the Company from middle management up through our Board. As a result of this comprehensive process, the Compensation and Benefits Committee approved a performance goal level that is designed to be achieved if we meet our business plan.

Under the AIPP for 2019, the target bonus percentages for the NEOs, with the exception of our CEO, ranged from 50% to 70% of base salary. The target bonus percentage for our CEO was 125% of base salary. For the NEOs, with the exception of our CEO, the Compensation and Benefits Committee can exercise its business judgment to increase or decrease the fixed portion of the non-equity incentive bonus a NEO otherwise earned within a range of 0% to 200% depending on the annual performance rating and pre-specified individual performance goals. Rather than an individual performance multiplier, our CEO has increased leverage for achievement of financial performance in excess of the financial performance target. For 2019, our CEO has a minimum guaranteed payment under the AIPP of $625,000 pursuant to the terms of his employment agreement.

The following table illustrates the payout opportunities under the AIPP Adjusted EBITDA and individual performance components of the AIPP for 2019.

2019 AIPP Adjusted EBITDA ($)	% of AIPP Adjusted EBITDA Target	NEOs* Incentive as % of Target	NEOs* Individual Performance Multiplier	CEO* Incentive as % of Target
<154,700,000	<85.0%	0.0%	n/a	0.0%
154,700,000	85.0%	70.0%	0-200%	70.0%
163,800,000	90.0%	80.0%	0-200%	80.0%
168,800,000**	92.7%	85.5%	0-200%	85.5%
172,900,000	95.0%	90.0%	0-200%	90.0%
182,000,000	100.0%	100.0%	0-200%	100.0%
191,110,000	105.0%	120.0%	0-200%	130.0%
200,200,000	110.0%	140.0%	0-200%	160.0%
209,300,000	115.0%	160.0%	0-200%	190.0%
218,400,000	120.0%	180.0%	0-200%	220.0%
227,500,000	125.0%	200.0%	0-200%	250.0%
>227,500,000	>125%	200.0%	0-200%	250.0%

*

The individual performance multiplier is applicable to all NEOs, with the exception of the CEO, and allows for enhancement of an award up to 200% of the bonus target. The CEO is not eligible for the individual multiplier, but receives a higher leverage opportunity for achievement of financial performance in excess of the financial performance target.

**	2019 Actual Attainment.

In 2019, the Company achieved Adjusted EBITDA of $168.8 million, which was below the AIPP Adjusted EBITDA target of $182 million. As a result, the 2019 AIPP bonus pool was funded at 85.5% of the target bonus pool amount. The following table shows the target award, AIPP Adjusted EBITDA performance multiplier, individual performance multiplier (if applicable), and amounts paid to the NEOs under the AIPP for 2019 (other than Mr. McQuay, who was not eligible to participate in the 2019 AIPP):

Name	AIPP Target (% of Base Salary)	Target Award	AIPP Adjusted EBITDA Performance Multiplier	AIPP Adjusted EBITDA	Individual Performance Multiplier	Total Amount Earned
M. Abulaban(1)	125%	$1,000,000	85.5%	92.7%	N/A	$625,000
M. Masanovich(2)	70%	$371,315	85.5%	92.7%	140%	$444,464
P. Kakar(3)	55%	$237,930	85.5%	92.7%	95%	$193,259
J. Finnorn(4)	55%	$186,450	85.5%	92.7%	100%	$159,415
K. Burke(5)	50%	$170,000	85.5%	92.7%	100%	$72,675
R. Tykal(6)	55%	$231,000	—	—	—	—

(1)

Mr. Abulaban joined the Company as its President and Chief Executive Officer on May 15, 2019. For 2019, Mr. Abulaban’s annual target of $1,000,000 was prorated based on his start date. Mr. Abulaban received a payment of $625,000 in 2019 pursuant to the terms of his employment agreement.

(2)

Mr. Masanovich achieved his performance objectives for leadership and performance, for playing a critical role in the transition of both the interim and permanent CEO, and for delivering an array of cash flow and operational improvements.

(3)	Mr. Kakar achieved his performance objectives for leading global commercial and portfolio initiatives despite challenging macro headwinds, and for implementing a global sales operating system.
(4)	Ms. Finnorn achieved her performance objectives for her leadership and performance in driving legal and compliance initiatives.
(5)

Mr. Burke joined Superior as its Senior Vice President, Chief Human Resources Officer on October 7, 2019. For 2019, Mr. Burke’s annual target of $170,000 was prorated for six months pursuant to the terms of his offer letter.

(6)	Mr. Tykal’s employment terminated on July 12, 2019 and thus he was not eligible to receive a payout under the 2019 AIPP.

These decisions and the 2019 AIPP payments were made before the full global extent of COVID-19 became apparent. The Compensation and Benefits Committee will consider the business and financial impact to Superior, our stockholders and our employees, in evaluating 2020 performance early in 2021.

2020 Update. The Compensation and Benefits Committee has approved the following target values for the 2020 AIPP awards for our NEOs, as a percentage of base salary, which are unchanged from 2019: Mr. Abulaban – 125%; Mr. Masanovich – 70%; Mr. Kakar – 55%, Ms. Finnorn – 55% and Mr. Burke – 50%.

Long-Term Equity Incentive Compensation

2019 Long-Term Equity Incentive Awards. Since 2015, the Compensation and Benefits Committee has approved the grants of regular long-term equity incentive awards to all of our NEOs, that place a strong emphasis on pay for performance. In 2019, the annual LTIP awards were granted on February 28, 2019, with 2/3 of value allocated to PRSU awards and 1/3 to time-based RSU awards.

Performance criteria for the 2019 PRSU awards to all of our NEOs include the following (weighting in parentheses): (i) Cumulative EPS (40%), (ii) ROIC (40%) and (iii) Relative TSR (20%). The PRSU awards provide all the NEOs the opportunity to earn up to 200% of the target award value in Company stock.

Each of these three performance criteria are calculated as follows:

•

Cumulative EPS: “Cumulative EPS” is a performance measure that is equal to the sum of our net income divided by the weighted average of our common stock, issued and outstanding, for each of the fiscal years during the three-year period ending December 31, 2021 (the “Performance Period”).

•

ROIC: “ROIC” is a performance measure that is equal to our yearly average of our pre-tax net income divided by Invested Capital during the Performance Period. “Invested Capital” is equal to our accounts receivable, inventory, prepaid aluminum, net fixed assets and accounts payable.

•

Relative TSR: “Relative TSR” is a performance measure that is equal to the Company’s total shareholder return relative to the total shareholder return of our proxy peers (as listed in the “Setting Executive Pay (Benchmarking)” section of this Amendment No. 1) during the Performance Period.

The Compensation and Benefits Committee choose each criterion for the following reasons:

•

Cumulative EPS: The Compensation and Benefits Committee believes Cumulative EPS is an indicator of our profitability and best represents our business’s ability to generate on-going stockholder value in successfully executing our business strategy.

•

ROIC: The Compensation and Benefits Committee believes ROIC is a key measurement that indicates success in making long-term capital investment decisions that improve financial and operational performance and increase stockholder value.

•	Relative TSR: The Compensation and Benefits Committee believes Relative TSR is a key measurement that indicates overall stockholder value as compared to our proxy peers.

The target levels of these performance criteria were designed after a rigorous bottom up full range comprehensive business and financial planning analysis in several layers of the Company from middle management up through our Board. Because of this process, the Compensation and Benefits Committee approved performance goal levels that are designed to be met if we meet our business plan.

The annual RSU awards for all NEOs, vest in equal annual installments over a three-year period. Mr. McQuay did not receive any LTIP awards in connection with his appointment to the role of interim Executive Chairman of the Board.

For 2019, the total target award opportunities for our NEOs, expressed as a percentage of each NEO’s annual base salary (at date of grant), is as follows: Mr. Abulaban – 300%, Mr. Masanovich – 150%, Mr. Kakar – 110%, Ms. Finnorn – 90%, Mr. Burke – 75%, and Mr. Tykal – 110%. In 2019, Mr. Masanovich received an increase in the target award from 125% to 150% based on his continued support during the CEO transition.

Inducement Awards. In connection with the commencement of Mr. Abulaban’s employment with the Company, Mr. Abulaban received the following equity awards pursuant to the 2019 Inducement Plan: (i) an inducement award (the “Inducement Award”) consisting of (A) 666,667 PRSUs at target, vesting in three approximately equal installments to the extent that the performance metrics are satisfied during each of three performance periods and (B) 333,333 time-based RSUs, vesting in approximately equal installments on February 28, 2020, 2021 and 2022; (ii) a regular 2019-2021 PRSU grant, with the target number of PRSUs to be equal to 316,832, which will vest to the extent that the performance metrics are satisfied; and (iii) a regular 2019 time-based RSU grant, with the number of time-based RSUs equal to 158,416, vesting in approximately equal installments on February 28, 2020, 2021 and 2022. The Inducement Award was intended to replace certain equity awards that were forfeited by Mr. Abulaban upon his resignation from his former employer. The PRSU awards may be earned at up to 200% of target depending on the level of achievement of the performance metrics.

Retention Agreements. As a result of changes in leadership and the desire to retain key executives, a retention award was granted to each of Messrs. Masanovich, and Kakar and Ms. Finnorn in 2019. The retention awards included a cash component and a time-based RSU component. The number of time-based RSUs granted to Messrs. Masanovich, and Kakar and Ms. Finnorn were 35,000 RSUs, 20,000 RSUs and 20,000 RSUs, respectively. The time-based RSUs granted to Mr. Masanovich and Ms. Finnorn vest on August 8, 2021 and the time-based RSUs granted to Mr. Kakar vest on October 1, 2021.

The numbers of time-based RSUs and PRSUs awarded to our NEOs in 2019 are set forth in the following chart:

2019 NEO Long-Term Incentive Awards

Name	2019-2021 PRSUs (at target) (#)	2019 RSUs (#)	CEO Inducement PRSUs (#)	CEO Inducement RSUs (#)	Retention RSUs (#)
Timothy C. McQuay(1)	—	—	—	—	—
Majdi Abulaban(2)	316,832	158,416	666,667	333,333	—
Matti Masanovich(3)	95,194	97,597	—	—	35,000
Parveen Kakar(3)	56,931	28,466	—	—	20,000
Joanne Finnorn(3)	36,155	18,078	—	—	20,000
Kevin Burke	55,463	27,732	—	—	—
Robert Tykal(4)	56,931	28,466	—	—	—

(1)	Mr. McQuay did not receive a 2019 LTIP award. His time-based RSU award in connection with his service as a non-employee director is reported in the Summary Compensation Table.
(2)

Upon joining the Company, Mr. Abulaban received the PRSUs and time-based RSUs associated with his standard compensation package and an inducement grant of time-based RSUs and PRSUs as noted in the table above.

(3)

Ms. Finnorn and Messrs. Masanovich and Kakar received time-based RSU awards pursuant to their retention bonus agreements. The awards received by Ms. Finnorn and Mr. Masanovich fully vest on August 8, 2021 and the award received by Mr. Kakar fully vests on October 1, 2021.

(4)	Mr. Tykal forfeited all unvested awards upon termination of employment as Senior Vice President Operations, North America on July 12, 2019.

Vesting of 2019 PRSUs. PRSUs could be earned based on the Company’s achievement over the three-year performance period with respect to certain performance metrics (Cumulative EPS, ROIC and Relative TSR). For the grants issued to Ms. Finnorn and Messrs. Kakar and Masanovich for the 2017-2019 performance period, the Company did not achieve metrics that met the required targets, yielding a 0% attainment level. Mr. Abulaban received a 2019-2021 PRSU award in connection with the commencement of his employment in May 2019 that vests in three tranches. The first tranche vested on December 31, 2019 at an attainment level of 111%. The resulting shares earned by Mr. Abulaban are set forth in the table below.

2019 PRSU NEO Payouts

Name	PRSUs (at target) (#)	Actual Performance (%)	Actual Shares Earned (#)
Majdi Abulaban	222,222	111%	245,713
Joanne Finnorn	10,034	0%	—
Parveen Kakar	9,791	0%	—
Matti Masanovich	7,505	0%	—
Robert Tykal(1)	11,736	0	—

(1)	Mr. Tykal forfeited all unvested awards upon termination of employment as Senior Vice President Operations, North America on July 12, 2019.

2020 Update. The Compensation and Benefits Committee, in connection with the aforementioned study by Willis Towers Watson, has approved the use of the same performance criteria (and weighting) that was used for the 2019 LTIP awards for the 2020 LTIP awards (Cumulative EPS, ROIC and Relative TSR). The target value for the 2020 LTIP awards for our NEOs as a percentage of base salary are as follows: Mr. Abulaban – 300%; Mr. Masanovich – 150%; Mr. Kakar – 110%, Ms. Finnorn – 90% and Mr. Burke – 75%

Retirement and Similar Benefits

Mr. Kakar is a participant in Superior’s Salary Continuation Plan, which provides a retirement benefit for participants who terminate employment after having reached specified vesting dates and after reaching the age of 65 (or in the event of death while in our employ prior to separation from service). Upon a qualifying termination, Superior will pay to the participant a benefit equal to 30% of his or her final average compensation over the preceding 36 months. For employee participants, final average compensation includes only base salary. The benefit is paid twice per month and continues for the longer of 10 years or until death, provided death occurs more than 10 years after the employee’s retirement date. Mr. Kakar’s rights have vested under the Salary Continuation Plan. The Salary Continuation Plan was closed to new participants in 2011 and, as a result, none of our NEOs other than Mr. Kakar are participants.

All employees may participate in Superior’s tax-qualified Savings and Retirement Plan which is a 401(k) plan. For fiscal year 2019, Superior matched 100% of the first 1% of before-tax contributions made to the plan and 50% of such contributions over 1% and up to 6%. However, Superior did not match employee contributions in excess of the legal limit of $19,000 ($25,000 for individuals older than 50 years of age) in 2019. All Company contributions are vested 100% after two years of service.

Other Benefits

Superior provides NEOs with incidental benefits that the Compensation and Benefits Committee believes are reasonable and consistent with the competitive market. For example, the NEOs, other than our former interim Executive Chairman of the Board, receive an automobile allowance (which is a similar benefit provided to some of our other employees). In addition, the NEOs may participate in Superior’s health and welfare benefit plans that are available to other executives and employees.

Severance / Termination / Change in Control Benefits

If Mr. Abulaban’s employment is terminated because of his death or “disability,” Mr. Abulaban’s Employment Agreement, provides him with severance compensation of a prorated amount of his current year annual bonus based on actual performance and the Inducement Award becomes vested in full, with the payout level under the performance-based portion of the Inducement Award determined and deemed to have been earned based upon an assumed achievement of all relevant performance goals at the “target” level. If Mr. Abulaban’s employment is terminated without “cause” or Mr. Abulaban resigns for “good reason,” other than within two years of a change of control of Superior, Mr. Abulaban’s Employment Agreement provides him with severance compensation of eighteen months’ base salary, a prorated amount of his current year annual bonus based on actual performance, and health care continuation ending on the earlier of (i) the eighteen (18) month anniversary of the termination date and (ii) the date as of which Mr. Abulaban becomes eligible to receive comparable benefits from a subsequent employer. If Mr. Abulaban’s employment is terminated by the Company other than for “cause” or “disability” or Mr. Abulaban resigns for “good reason,” in each case, within two years of a change of control of Superior, Mr. Abulaban’s Employment Agreement provides him with severance compensation of a lump-sum payment of two times his base salary, health care continuation ending on the earlier of (i) the eighteen (18) month anniversary of the termination date and (ii) the date as of which Mr. Abulaban becomes eligible to receive comparable benefits from a subsequent employer, and all time-based equity awards become vested in full, and the performance-based equity awards are deemed earned based upon an assumed achievement of all relevant performance goals at the “target” level.

Mr. McQuay’s Employment Agreement did not provide for severance upon a termination of his employment, and Mr. McQuay is not eligible to participate in the Executive Change in Control Severance Plan. Mr. Tykal resigned from his position as Senior Vice President Operations, North America, effective July 2019 and was not entitled any severance.

Pursuant to the terms of the Retention Bonus Agreements, the Company is required to pay the full amount of the cash award and the time-based RSUs become fully vested if the Company terminates the employment of Mr. Masanovich, Mr. Kakar, or Ms. Finnorn, as applicable, other than for cause.

Messrs. Masanovich, Kakar and Burke and Ms. Finnorn currently participate in the Executive Change in Control Severance Plan. The plan is intended to encourage executive officers to remain employed with the Company during a time when prospects for continued employment are often uncertain and to provide some measure of financial security prior to and after a change of control. The amounts to be paid under the plan help ensure that the interests of Superior’s executives will be materially consistent with the interests of Superior’s stockholders when considering corporate transactions. Under the plan, if the employment of a participant is terminated by the Company without “cause” (other than by reason of the Participant’s death or “disability”) or the participant resigns for “good reason,” in either case within two years following a change in control, the participant will receive a two-times multiple of the sum of both the participant’s annual base salary and the participant’s target annual bonus, paid in a lump sum within 60 days after termination. The Compensation and Benefits Committee considers these protections to be an important part of the NEOs’ compensation and consistent with competitive market practices.

Other Termination or Change in Control Benefits

Upon a change of control of Superior, participants will fully vest in the benefits provided under the Salary Continuation Plan (Mr. Kakar is the only NEO who participates in this plan and is already fully vested in his benefits thereunder). Moreover, the 2018 Equity Plan and the 2019 Inducement Plan provide that all outstanding equity awards will become fully vested upon the occurrence of a change in control unless the award agreement provides otherwise or the award is assumed by the successor entity. If the awards are assumed by the successor entity, a “double-trigger” vesting generally applies, so that a participant’s awards vest if he or she incurs a qualifying termination within two years after the change of control.

Risk Mitigation, Regulatory, and Other Considerations

Executive Stock Ownership Guidelines

The Board has approved Stock Ownership Guidelines under the Company’s Stock Ownership Policy for its executive officers, including the NEOs. The CEO is required to own shares equal to 5 times his annual base salary and all other executive officers are required to own shares equal to 2 times his or her annual base salary. The applicable level of stock ownership must be attained within 5 years of becoming subject to the Stock Ownership Policy. In addition, participants must retain 100% of the net shares received upon exercise or vesting until in compliance with the required ownership level.

Messrs. Abulaban, Masanovich and Burke and Ms. Finnorn are subject to the Stock Ownership Policy but are not required to meet the Stock Ownership Guidelines set forth in the Stock Ownership Policy because they have been employed by Superior for less than 5 years. Mr. McQuay, is not subject to the executive officer Stock Ownership Guidelines given his service as Executive Chairman of the Board was on an interim basis only. Mr. Tykal, whose employment terminated in July 2019, is not subject to the Stock Ownership Policy. Mr. Kakar is subject to the Stock Ownership Policy and has satisfied the applicable Stock Ownership Guidelines.

Clawback Policy

The Company has adopted a formal clawback policy (the “Clawback Policy”) that applies to all incentive-based cash and equity compensation awards granted on or after the effective date (“Incentive Compensation”) to any current or former executive officer of the Company (collectively, the “Covered Recipients”). In the event that the Company is required by applicable U.S. federal securities laws to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under such securities laws where such accounting restatement was caused or substantially caused by the intentional misconduct of the Covered Recipient, the Company will recover from such Covered Recipient who received Incentive Compensation during the three-year period preceding the date on which the Company is required to prepare an accounting restatement, based on the erroneous data, the amount, if any, in excess of what would have been paid to the Covered Recipient under the accounting restatement.

Tax Deductibility of Executive Compensation

One of the factors that the Compensation and Benefits Committee considers when determining compensation is the anticipated tax treatment to Superior and to the executives of the various payments and benefits. Section 162(m) of the Internal Revenue Code of 1986, as amended (“Section 162(m)”) generally places a limit of $1 million on the amount of compensation that Superior may deduct in any one year with respect to its certain covered executive officers. While the Compensation and Benefits Committee generally considers this limit when determining compensation, the Compensation and Benefits Committee reserves the right to use its business judgment to authorize compensation payments that may exceed the limitation on deductibility under Section 162(m) when the Compensation and Benefits Committee believes that such payments are appropriate. Furthermore, interpretations of and changes in the tax laws, and other factors beyond the Compensation and Benefit Committee’s control, also affect the deductibility of compensation.

Our compensation program, including the AIPP and the 2018 Equity Plan, was designed to allow the Compensation and Benefits Committee to grant certain incentive awards that were intended to be fully deductible for federal income tax purposes pursuant to the performance-based compensation exemption to the limit on deductibility under Section 162(m). However, the Section 162(m) exemption from the deduction limit for performance-based compensation has been repealed, effective for taxable years beginning after December 31, 2017, such that compensation paid to our covered executive officers in excess of $1 million will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017.

Because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, including the uncertain scope of the transition relief under the legislation repealing Section 162(m)’s exception to the deduction limit for performance-based compensation, no assurance can be given that compensation intended to satisfy the requirements for exception from the Section 162(m) deduction limit will in fact satisfy the exception. Further, the Compensation and Benefits Committee reserves the right to modify compensation that was initially intended to be exempt from Section 162(m) if it determines that such modifications are consistent with Superior’s business needs.

Compensation Committee Report

The following Compensation Committee Report is not considered proxy solicitation material and is not deemed filed with the SEC. Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933, as amended, or under the Exchange Act that might incorporate future filings made by Superior under those statutes, the Compensation Committee Report will not be incorporated by reference into any such prior filings or into any future filings made by Superior under those statutes.

The Compensation and Benefits Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation and Benefits Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Amendment No. 1 and the proxy statement for the 2020 Annual Meeting of stockholders.

Submitted by the Compensation and Benefits Committee of the Board of Directors

Paul J. Humphries, Chairperson

Richard J. Giromini

James S. McElya

Francisco S. Uranga

2019 Summary Compensation Table

The following table provides summary information concerning the compensation earned for services rendered in all capacities to Superior by (i) all individuals serving as principal executive officer or acting in a similar capacity in 2019, (ii) all individuals serving as principal financial officer or acting in a similar capacity in 2019, (iii) each of its other three most highly compensated executive officers whose total compensation for 2019 was in excess of $100,000 and who were serving as executive officers at the end of 2019 and (iv) persons serving as executive officers at any time in 2019, who were not serving as executive officers as of December 31, 2019, but would have been one of the three most highly compensated executive officers at the end of 2019 had they been serving as executive officers at such time.

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards(1) $	Option Awards $	Non-Equity Incentive Plan Compensation $	Change in Pension Value and Nonqualified Deferred Compensation Earnings(2) $	All Other Compensation(3) $	Total $
Timothy C. McQuay(3)(4)	2019	225,000	—	—	—	—	—	250,003	475,003
Former Interim Executive Chairman of the Board	2018	32,500	—	—	—	—	—	250,002	282,502
Majdi Abulaban(5)	2019	503,031	—	8,380,385	—	625,000	—	6,460	9,514,876
President and Chief Executive Officer
Matti Masanovich	2019	522,725	—	1,216,850	—	444,464	—	10,050	2,194,089
Executive Vice President and Chief Financial Officer	2018	150,208	—	867,575	—	102,526	—	2,931	1,123,240
Parveen Kakar	2019	426,303	—	577,355	—	193,259	364,177	17,290	1,578,384
Senior Vice President – Sales,	2018	416,412	—	480,170	—	194,040	—	22,456	1,113,078
Marketing and Product Development	2017	401,714	—	350,995	—	182,000	300,153	23,749	1,258,611
Joanne Finnorn	2019	332,502	—	376,800	—	159,415	—	10,890	879,607
Senior Vice President, General Counsel and Corporate Secretary
Kevin Burke(6)	2019	78,811	35,000	326,238	—	72,675	—	2,601	515,325
Senior Vice President and Chief Human Resources Officer
Robert M. Tykal(7)	2019	225,911	—	511,755	—	—	—	5,899	743,565
Former Senior Vice President –	2018	415,013	—	480,170	—	174,636	—	25,698	1,095,517
Operations, North America	2017	222,735	—	1,120,005	—	180,000	—	13,772	1,536,512

(1)

For 2019, reflects the aggregate grant date fair value of time-based RSUs and performance-based RSUs granted pursuant to Superior’s 2018 Equity Plan and 2019 Inducement Plan to each of the NEOs computed in accordance with FASB ASC 718, including time-based RSUs and PRSUs granted to Mr. Abulaban pursuant to the terms of his employment agreement and time-based RSUs granted to Ms. Finnorn and Messrs. Masanovich and Kakar pursuant to their respective retention bonus agreements. The fair value of the RSU and PRSU awards at the date of grant is broken down as follows:

Name	Time-Based RSUs $	PRSUs (at Target) $	PRSUs (at Maximum) $
Mr. McQuay	—	—	—
Mr. Abulaban	2,483,332	5,897,051	11,794,103
Mr. Masanovich	618,650	598,200	1,196,400
Mr. Kakar	219,601	357,754	715,507
Ms. Finnorn	149,602	227,198	454,396
Mr. Burke	83,751	242,487	484,974
Mr. Tykal	154,001	357,754	715,507

(2)

Reflects the annualized change in the actuarial present value of Mr. Kakar’s benefits under Superior’s Salary Continuation Plan, determined using the same assumptions used for financial statement reporting purposes, as reflected in Note 17 of our audited financial statements included in the Orginal Filing. For 2019, the change in actuarial present value was $364,177. Mr Kakar’s rights have vested under the Salary Continuation Plan. The Salary Continuation Plan was closed to new participants in 2011 and as a result, Messrs. McQuay, Abulaban, Masanovich, Burke, Tykal and Ms. Finnorn are not participants.

(3)

The amounts shown generally include matching contributions allocated by Superior to each NEO pursuant to the Savings and Retirement Plan, the value attributable to life insurance premiums paid by Superior on behalf of the NEOs, and a car allowance for each of the NEOs. The amount shown for Mr. McQuay includes the following amounts paid to him in 2019 with respect to his services as non-executive Chairman of the Board through December 31, 2019: (i) $150,000 in cash fees, and (ii) a 2019 RSU with a grant date fair value of $100,003, computed in accordance with FASB ASC 718 and based on the fair market value of Superior’s common stock on the date of the grant.

(4)

Mr. McQuay assumed the duties of principal executive officer and served as interim Executive Chairman of the Board from December 12, 2018 to May 15, 2019. Mr. McQuay has served on the Board of Directors since November 10, 2011.

(5)	Mr. Abulaban joined the Company on May 15, 2019 as the President and Chief Executive Officer.
(6)	Mr. Burke commenced employment with the Company on October 7, 2019. Pursuant to the terms of his employment offer, Mr. Burke received a cash payment in the amount of $35,000 on November 15, 2019.
(7)	Mr. Tykal voluntarily resigned from his employment with Superior effective July 12, 2019.

2019 Grants of Plan-Based Awards

The following table sets forth summary information regarding all grants of plan-based awards made to our NEOs during the year ended December 31, 2019.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option Awards(2) $
Name	Grant Type	Grant Date	Threshold $	Target $	Maximum $	Threshold #	Target #	Maximum #	or Units #
Timothy C. McQuay(3)	Annual Incentive	N/A	—	—	—	—	—	—	—	—
	RSU	N/A	—	—	—	—	—	—	—	—
	PRSU	N/A	—	—	—	—	—	—	—	—
Majdi Abulaban	Annual Incentive	N/A	625,000	1,000,000	2,500,000	—	—	—	—	—
	RSU	5/16/2019							158,416	800,001
	RSU Inducement	5/16/2019	—	—	—	—	—	—	333,333	1,683,332
	PRSU	5/16/2019	—	—	—	158,416	316,832	633,664	—	1,899,723
	PRSU Inducement	5/16/2019	—	—	—	333,334	666,667	1,333,334	—	3,997,329
Matti Masanovich	Annual Incentive	N/A	0	371,315	742,630	—	—	—	—	—
	RSU	2/28/2019	—	—	—	—	—	—	97,597	528,000
	RSU Retention	8/8/2019	—	—	—	—	—	—	35,000	90,650
	PRSU	2/28/2019	—	—	—	47,597	95,194	190,388	—	598,200
Parveen Kakar	Annual Incentive	N/A	0	237,930	475,860	—	—	—	—	—
	RSU	2/28/2019	—	—	—	—	—	—	28,466	154,001
	RSU Retention	12/13/2019	—	—	—	—	—	—	20,000	65,600
	PRSU	2/28/2019	—	—	—	28,466	56,931	113,862	—	357,754
Joanne Finnorn	Annual Incentive	N/A	0	186,450	372,900	—	—	—	—	—
	RSU	2/28/2019	—	—	—	—	—	—	18,078	97,802

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option Awards(2) $
Name	Grant Type	Grant Date	Threshold $	Target $	Maximum $	Threshold #	Target #	Maximum #	or Units #
	RSU Retention	8/8/2019	—	—	—	—	—	—	20,000	51,800
	PRSU	2/28/2019	—	—	—	18,078	36,155	72,310	—	227,198
Kevin Burke	Annual Incentive	N/A	0	170,000	340,000	—	—	—	—	—
	RSU	11/6/2019	—	—	—	—	—	—	27,732	83,751
	PRSU	11/6/2019	—	—	—	27,732	55,463	110,926	—	242,487
Robert M. Tykal(4)	Annual Incentive	N/A	0	231,000	462,000	—	—	—	—	—
	RSU	2/28/2019	—	—	—	—	—	—	28,466	154,001
	PRSU	2/28/2019	—	—	—	28,466	56,931	113,862	—	357,754

(1)

Represents threshold, target and maximum payout opportunities under the AIPP. Actual amounts earned by the NEOs under these programs are set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. For purposes of the amounts provided above, calculations are based on the AIPP Adjusted EBITDA target and do not reflect the application of any Individual Performance Multiplier. Detailed information on the AIPP can be found under the “Compensation Discussion and Analysis – 2019 Executive Compensation Components – Annual Incentive Compensation and Bonuses” section in this Amendment No. 1.

(2)

Reflects the grant date fair value of time-based restricted stock units and performance-based restricted stock units granted pursuant to the 2018 Equity Plan computed in accordance with FASB ASC Topic 718. Grant date fair value is based on the fair market value of Superior’s common stock on the date of grant. Assumptions used in the calculation of these amounts are included in Note 19 to our audited financial statements in the Orginal Filing. Detailed information regarding these grants can be found under the “Compensation Discussion and Analysis – 2019 Executive Compensation Components – Long-Term Equity Incentive Compensation” section in this Amendment No. 1.

(3)	Mr. McQuay did not receive a 2019 AIPP award or any 2019 equity incentive awards in connection with his service as interim Executive Chairman of the Board.
(4)	Mr. Tykal forfeited all unvested equity awards as of the termination of his employment on July 12, 2019.

Outstanding Equity Awards at 2019 Fiscal Year End

The following table sets forth summary information regarding the outstanding equity awards held by the NEOs at December 31, 2019.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1) (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: number of unearned shares, units or other rights that have not vested(3) (#)	Equity Incentive Plan Awards: market or payout value of unearned shares, units or other rights that have not vested(4) ($)
Timothy C. McQuay	—	—	—	—	16,779	61,915	—	—
Majdi Abulaban	—	—	—	—	158,416	584,555	316,832	1,169,110
	—	—	—	—	333,333	1,229,999	444,444	1,639,998
	—	—	—	—	—	—	222,223	820,003

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1) (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: number of unearned shares, units or other rights that have not vested(3) (#)	Equity Incentive Plan Awards: market or payout value of unearned shares, units or other rights that have not vested(4) ($)
Matti Masanovich	—	—	—	—	35,000	129,150	—	—
	—	—	—	—	97,597	360,133	95,194	351,266
	—	—	—	—	7,505	27,693	11,259	41,546
	—	—	—	—	3,753	13,849	—	—
Parveen Kakar	9,000	—	16.76	5/4/2022	—	—	—	—
	9,000	—	22.57	5/13/2021	—	—	—	—
	5,000	—	16.32	5/14/2020	—	—	—	—
	—	—	—	—	20,000	73,800	—	—
	—	—	—	—	28,466	105,040	56,931	210,075
	—	—	—	—	6,453	23,812	9,680	35,719
	—	—	—	—	1,632	6,022	—	—
Joanne Finnorn	—	—	—	—	20,000	73,800	—	—
	—	—	—	—	18,078	66,708	36,155	133,412
	—	—	—	—	4,098	15,122	6,148	22,686
	—	—	—	—	1,656	6,111	—	—
Kevin Burke	—	—	—	—	27,732	102,331	55,463	204,658
Robert M. Tykal(5)	—	—	—	—	—	—	—	—
(1)

All RSU awards vest in approximately equal annual installments over three years, except that time-based RSU awards granted to Ms. Finnorn and Mr. Masanovich pursuant to their retention bonus agreements fully vest on August 8, 2021, the time-based RSU awards granted to Mr. Kakar pursuant to his retention bonus agreement fully vest on October 1, 2021 and the time-based RSU award granted to Mr. McQuay fully vested on the first anniversary of the grant date.

(2)

Reflects the value calculated by multiplying the number of shares or units (RSUs) by $3.69, which was the closing price of Superior’s stock on December 31, 2019, the last trading day in our 2019 fiscal year.

(3)

The amounts reported in this column represent PRSU awards granted to our NEOs in 2019. Based on performance through December 31, 2019, the PRSU amounts are reported at their threshold levels. These amounts exclude the PRSUs for the 2017-2019 performance period and the first tranche of the 2019-2021 PRSU award granted to Mr. Abulaban in connection with the commencement of his employment in May 2019 that vested based on performance through December 31, 2019 and are reported in the “2019 Option Exercises and Stock Vested” table.

(4)

Reflects the value calculated by multiplying the number of shares or units (PRSUs) by $3.69, which was the closing price of Superior’s stock on December 31, 2019, the last trading day in our 2019 fiscal year.

(5)	Mr. Tykal forfeited all unvested equity awards as of the termination of his employment on July 12, 2019.

Option Exercises and Stock Vested in Fiscal Year 2019

The following table summarizes the exercising of options and vesting of restricted stock unit awards for the NEOs for the fiscal year ended December 31, 2019.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Timothy C. McQuay	—	—	6,873	42,269
Majdi Abulaban	—	—	245,713	597,083
Matti Masanovich	—	—	3,753	20,416
Parveen Kakar	—	—	6,214	34,883
Joanne Finnorn	—	—	3,754	21,479
Kevin Burke	—	—	—	—
Robert M. Tykal	—	—	26,739	110,609

(1)	The value realized was computed by multiplying the number of time-based RSUs or PRSUs vesting by the closing stock price of Superior’s common stock on the date of vesting.

Pension Benefits

The following table summarizes the present value of benefits under Superior’s Salary Continuation Plan for each of the NEOs as of December 31, 2019.

Name	Plan Name(1)	Number of Years Credited Service(2) (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Timothy C. McQuay	—	—	—	—
Matti Masanovich	—	—	—	—
Parveen Kakar	Salary Continuation Plan	—	1,414,574	—
Joanne Finnorn	—	—	—	—
Kevin Burke	—	—	—	—
Robert M. Tykal	—	—	—	—

(1)

Pursuant to the Salary Continuation Plan, after having reached specified vesting dates and after reaching the age of 65 (or in the event of death while employed by Superior), the Salary Continuation Plan provides for Superior to pay to the individual, upon ceasing to be employed by Superior for any reason, a benefit equal to 30% of the employee’s final average compensation over the preceding 36 months. Final average compensation only includes base salary for employees. The benefit is paid twice monthly and continues for the later of 10 years or until death, provided death occurs more than 10 years following the employee’s retirement date.

(2)

“Years of credited service” does not apply to the Salary Continuation Plan. Mr. Kakar’s rights have vested under the Salary Continuation Plan. The Salary Continuation Plan was closed to new participants in 2011 and as a result, our other NEOs are not participants in the Salary Continuation Plan.

Nonqualified Deferred Compensation

Superior does not have any nonqualified deferred compensation plans other than the Salary Continuation Plan.

Potential Payments upon Termination of Employment or Change in Control

Other than Mr. McQuay, our former interim Executive Chairman of the Board, and Mr. Abulaban, our current President and Chief Executive Officer, none of Superior’s NEOs have an employment agreement specifying a term of employment, and their employment may be terminated at any time. However, Superior does provide severance benefits upon the termination of an NEO’s employment under certain prescribed circumstances.

For a description of benefits upon termination of employment or change of control, see the “2019 Executive Compensation Components – Severance / Termination / Change in Control Benefits” portion of the “Compensation Discussion and Analysis” section of this Amendment No. 1.

Other Arrangements. Mr. Kakar is a participant in Superior’s Salary Continuation Plan, which provides a retirement benefit for participants who terminate their employment after having reached specified vesting dates and after reaching the age of 65. For a description of the benefits payable under the Salary Continuation Plan, see the “2019 Executive Compensation Components – Retirement and Similar Benefits” portion of the “Compensation Discussion and Analysis” section of this Amendment No. 1.

Summary of Potential Termination Payments and Benefits. The following table summarizes the value of the termination payments and benefits that each of our NEOs (other than Mr. McQuay, who was not entitled to any special benefits upon a termination of his employment, and Mr. Tykal, who voluntarily resigned effective July 12, 2019 and did not receive any termination payments or benefits in connection with his resignation) would have received if he or she had terminated employment on December 31, 2019 under the circumstances shown. The amounts shown in this table do not include accrued but unpaid salary, earned annual bonus for 2019, or payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment, such as distributions of plan balances under our tax-qualified 401(k) plan and death or disability benefits under our generally available welfare programs.

Name	Termination for Cause or Voluntary Resignation	Termination without Cause		Resignation for Good Reason	Retirement	Death		Disability		Termination without Cause or Resignation For Good Reason in Connection with a Change in Control(1)
Majdi Abulaban
Cash Severance	—	1,200,000		1,200,000	—	—		—		1,600,000
Target 2019 Bonus	—	1,000,000		1,000,000	—	1,000,000		1,000,000		2,000,000
Equity Acceleration	—	—		—	—	3,690,000	(2)	3,690,000	(2)	5,443,665	(3)
Total	—	2,200,000		2,200,000	—	4,690,000		4,690,000		9,043,665
Matti Masanovich
Cash Severance	—	—		—	—	—		—		1,060,900
Target 2019 Bonus	—	—		—	—	—		—		742,630
Retention Bonus(4)	—	583,495		—	—	—		—		583,495
Equity Acceleration	—	129,150	(5)	—	—	—		—		992,872	(3)
Total	—	712,645		—	—	—		—		3,379,897
Parveen Kakar(6)
Cash Severance	—	—		—	—	—		—		865,200
Target 2019 Bonus	—	—		—	—	—		—		475,860
Retention Bonus(4)	—	216,300		—	—	—		—		216,300
Equity Acceleration	—	73,800	(5)	—	—	—		—		526,313	(3)
Total	—	290,100		—	—	—		—		2,083,673
Joanne Finnorn
Cash Severance	—	—		—	—	—		—		678,000
Target 2019 Bonus	—	—		—	—	—		—		372,900
Retention Bonus(4)	—	118,650		—	—	—		—		118,650
Equity Acceleration	—	73,800	(5)	—	—	—		—		377,547	(3)
Total	—	192,450		—	—	—		—		1,547,097
Kevin Burke
Cash Severance	—	—		—	—	—		—		670,000
Target 2019 Bonus	—	—		—	—	—		—		340,000
Equity Acceleration	—	—		—	—	—		—		306,989	(3)
Total	—	—		—	—	—		—		1,345,489
(1)

Under the Executive Change in Control Severance Plan, if the employment of a participant is terminated within two years following a change in control, the participant will receive two-times multiple of the sum of both the participant’s annual base salary and the participant’s target annual bonus.

(2)

Represents the aggregate value of the acceleration of the Inducement Award. Awards of time-based restricted stock units and performance awards (at target) are valued based upon the closing price of our common stock on the New York Stock Exchange on December 31, 2019, the last trading day in our 2019 fiscal year, of $3.69.

(3)

Represents the aggregate value of the acceleration of unvested equity awards that would be payable to each of the NEOs who were employed as of December 31, 2019, and under the accelerated vesting provisions of the 2018 Equity Plan and the 2019 Inducement Plan, upon the occurrence of a Double Trigger (as defined below) as of December 31, 2019. Awards of time-based restricted stock units and performance awards (at target) are valued based upon the closing price of our common stock on the New York Stock Exchange on December 31, 2019, the last trading day in our 2019 fiscal year, of $3.69.

(4)

As a result of changes in leadership and the desire to retain key executives, a retention award was granted to Ms. Finnorn and Messrs. Masanovich and Kakar. The cash portion of the retention award for Ms. Finnorn and Messrs. Masanovich and Kakar are $118,650, $583,495, and $216,300, respectively.

(5)

As a result of changes in leadership and the desire to retain key executives, a retention award was granted to Ms. Finnorn and Messrs. Masanovich and Kakar. The restricted stock unit portion of the retention award for Ms. Finnorn and Messrs. Masanovich and Kakar are 20,000, 35,000 and 20,000, respectively. Awards of time-based restricted stock units are valued based upon the closing price of our common stock on the New York Stock Exchange on December 31, 2019, the last trading day in our 2019 fiscal year, of $3.69.

(6)

Mr. Kakar’s rights have vested under the Salary Continuation Plan and, thus, he is entitled to receive payments under the Salary Continuation Plan upon the later of age 65 or his separation from service for any reason, as disclosed in the “Pension Benefits” table above. Such amounts are not quantified in this table.

Change in Control Provisions under Other Agreements. The 2018 Equity Plan and 2019 Inducement Plan provides that a change in control occurs upon the occurrence of any of the following: (1) any person becomes the beneficial owner of securities representing 50% or more of the total voting power of Superior’s outstanding voting securities; (2) consummation of a sale or disposition by Superior of all or substantially all of its assets; (3) consummation of a merger or consolidation of Superior with any other corporation, unless Superior’s stockholders continue to control at least 50% of the total voting power of the successor entity; or (4) the following individuals cease for any reason to constitute a majority of the number of directors then serving on the Board: individuals who, during any period of two consecutive years, constitute the Board and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including, but not limited to, a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the Company’s stockholders was approved or recommended by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the two year period or whose appointment, election or nomination for election was previously so approved or recommended, cease for any reason to constitute a majority of the number of directors of the Company.

The 2018 Equity Plan and the 2019 Inducement Plan provide that, unless otherwise provided in an applicable award agreement, all outstanding equity awards will immediately vest (at target for PRSUs) if (i) the participant is terminated without cause or resigns with good reason within two years following a change in control (“Double Trigger”) or (ii) upon a change in control if the awards are not assumed by the successor company.

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

•

An assortment of vehicles for delivering compensation, including cash and equity based incentives with different time horizons, to focus our executives on specific objectives that help us achieve Superior’s business plan and create an alignment with long-term stockholder interests.

The Compensation and Benefits Committee has reviewed with management the design and operation of Superior’s incentive compensation arrangements for all managers and executive officers, including the performance objectives and target levels used in connection with incentive awards, for the purpose of assuring that these arrangements do not encourage inappropriate risk taking that could impose unnecessary or excessive risk to the value of Superior or the investments of Superior’s stockholders. In connection with such review, the Compensation and Benefits Committee identified certain internal and external factors that comprise Superior’s primary business risks, and then reviewed Superior’s incentive compensation arrangements for the purpose of identifying any aspects of such programs that might encourage behaviors that could exacerbate the identified business risks.

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

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Majdi B. Abulaban, our CEO. The pay ratio included in this information is a reasonable estimate calculated in good faith, in a manner consistent with Item 402(u) of Regulation S-K.

For 2019, our last completed fiscal year:

•	The median of the annual total compensation of all employees of the Company (other than our former CEO) was $13,299; and

•

The annual total compensation of our current CEO is $10,046,361, which includes one-time equity awards provided to our CEO in connection with the commencement of his employment to replace certain equity awards that he had forfeited upon his resignation from his former employer.

Based on this information, for 2019, our current CEO’s annual total compensation was approximately 755 times that of the median of the annual total compensation of all employees. To determine the annual total compensation of our current CEO, we adjusted the amount reported in the “Total” column of our 2019 Summary Compensation Table by annualizing Mr. Abulaban’s base salary, AIPP payout and the amount of the of “All Other Compensation” column of the 2019 Summary Compensation Table to account for the fact that he commenced employment with the Company on May 15, 2019.

In light of the Inducement Award that we paid to our CEO in 2019 in order to successfully attract him to join the Company and to replace certain equity awards that were forfeited upon his resignation from his former employer, we expect the CEO pay ratio for 2019 to be significantly higher than the CEO pay ratio in future years when we are not providing compensation to recruit a new CEO. We understand that the CEO pay ratio is intended to provide greater transparency to annual CEO pay and how it compares to the pay of the median employee. As such, we are providing a supplemental ratio that compares the CEO’s regular annual pay, excluding the special one-time Inducement Award (see the “Long-Term Equity Incentive Compensation – Inducement Awards” section of this Amendment No. 1), to the pay of the median-paid employee as we believe that this supplemental ratio reflects a more representative comparison. If we were to exclude the Inducement Award, our CEO’s annual compensation would have been approximately 328 times that of the median of the annual total compensation of all employees.

This pay ratio is a reasonable estimate calculated in good faith, in a manner consistent with Item 402(u) of Regulation S-K, based on our payroll and employment records and the methodology described below. The SEC rules for identifying the “median employee” and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratios reported by other companies may not be comparable to the pay ratio set forth above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

To identify the median of the annual total compensation of all of our employees, as well as to determine the annual total compensation of the “median employee,” the methodology and the material assumptions, adjustments and estimates that we used were as follows:

1.

In accordance with Instruction 2 to Item 402(u) of Regulation S-K, because there has been no change in our employee population or employee compensation arrangements in the past fiscal year that we reasonably believe would result in a significant change to our pay ratio disclosure, we elected to utilize the same median employee that we had identified in 2017 to calculate our 2019 CEO pay ratio. The process that we used to determine our median employee in 2017 is summarized below:

(a) We determined that, as of December 31, 2017, our employee population consisted of approximately 7,807 individuals working at the Company and its consolidated subsidiaries, with 6% of these individuals located in the United States and Canada, 43% located in Europe and 51% located in Mexico (as reported in Item 1, Business, in our 2017 Annual Report on Form 10-K filed with the SEC on March 15, 2018).

(b) To identify the “median employee” from our employee population, we considered the “total direct compensation” payable to each employee in our total employee population as of December 31, 2017. For this purpose, “total direct compensation” consists of the following elements of pay, as applicable: (a) base salary, (b) target annual incentive award, (c) target long-term incentive award, (d) punctuality and attendance bonus, (e) special bonuses, (f) vacation premiums, (g) Christmas bonus, (h) profit sharing, (i) productivity bonus, (j) transportation bonus, (k) quantity and quality bonus, (l) 401(k) match and (m) Company paid life insurance.

(c) Using this methodology, we estimated that the “median employee” was a full-time, hourly employee located outside of the United States.

2.	The median employee’s total direct compensation for the 12-month period ending December 31, 2019 is equal to $13,299.

Compensation of Directors

General

Superior uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board. Superior does not provide any perquisites to its non-employee Board members. In setting the compensation of non-employee directors, Superior considers the significant amount of time that the Board members expend in fulfilling their duties to Superior as well as the experience level required to serve on the Board. The Board, through its Compensation and Benefits Committee, annually reviews the compensation arrangements and compensation policies for non-employee directors, non-employee chairpersons, lead directors and Board Committee members. The Compensation and Benefits Committee reviewed in April 2019 market data compiled by Willis Towers Watson to assist in assessing total non-employee director compensation. Pursuant to our Corporate Governance Guidelines, in recommending director compensation, our Compensation and Benefits Committee is guided by three goals: (i) compensation should fairly pay directors for work required in a company of Superior’s size and scope; (ii) compensation should align directors’ interests with the long-term interests of Superior’s stockholders and (iii) the structure of the compensation should be clearly disclosed to Superior’s stockholders.

2019 Cash Compensation

Our non-employee director cash compensation program during 2019 consisted of the following:

•

Annual retainer of $60,000 for each non-employee director except for the Chairperson of the Board, who receives a total $150,000 retainer in lieu of any other Lead Director, Committee membership or Committee chair fees;

•	Additional annual retainer fee of $12,000 for serving on the Audit Committee and $15,000 as chair of the Audit Committee;

•	Additional annual retainer fee of $8,000 for serving on the Compensation and Benefits Committee and $10,000 as chair of the Compensation and Benefits Committee; and

•	Additional annual retainer fee of $6,000 for serving on the Nominating and Corporate Governance Committee and $7,500 as chair of the Nominating and Corporate Governance Committee.

2019 Equity Compensation

Under the Superior Industries International, Inc. 2018 Equity Incentive Plan (the “2018 Equity Plan”), members of the Board who were not also Superior employees were granted 16,779 RSUs on April 23, 2019 which had a grant date fair value of $100,003. Pursuant to the terms of the 2018 Equity Plan, non-employee directors may not receive more than 20,000 RSUs annually. All RSUs granted to non-employee directors in 2019 vest in full on the first anniversary of the grant date.

Non-employee directors typically do not receive additional forms of remuneration, including perquisites or benefits, but are reimbursed for their expenses in attending meetings. There are no cash fees payable for attendance at Board or Committee meetings.

2019 Total Compensation

The following table provides information as to compensation for services of the non-employee directors during 2019, other than Mr. McQuay. Mr. McQuay served as a non-employee director and as non-executive Chairman of the Board except from December 12, 2018 to May 15, 2019, when he served as interim Executive Chairman of the Board and assumed the duties of principal executive officer of the Company. The cash fees and 2019 RSU award paid to Mr. McQuay for his services as a non-employee director are reported in the Summary Compensation Table.

Director Compensation Table

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	Pension Value and Nonqualified Deferred Compensation Earnings(3) ($)	Total ($)
Michael R. Bruynesteyn	$78,625	$100,003	—	$178,628
Richard J. Giromini	$72,000	$100,003	—	$172,003
Paul J. Humphries	$80,000	$100,003	—	$180,003
Ransom A. Langford(4)	—	—	—	—
James S. McElya	$76,000	$100,003	—	$176,003
Ellen B. Richstone	$81,000	$100,003	—	$181,003
Francisco S. Uranga	$74,000	$100,003	$49,861	$174,003

(1)

For a description of the annual non-employee director retainer fees and retainer fees for chair positions and for service as Chairperson of the Board, see the disclosure above under “2019 Cash Compensation.”

(2)

Reflects the aggregate grant date fair value of RSUs granted to each non-employee director computed in accordance with FASB ASC 718 and based on the fair market value of Superior’s common stock on the date of grant. As of the last day in fiscal year 2019, our non-employee directors held the following number of unvested RSUs: Ms. Richstone and Messrs. Bruynesteyn, Giromini, Humphries, McElya, McQuay and Uranga—16,779 RSUs. Mr. Langford had no unvested RSUs at the end of fiscal year 2019.

(3)

This value is the annualized change in the actuarial present value of non-employee director benefits under the Salary Continuation Plan, which is a frozen plan covering certain directors. The discount rate used in the present value calculation was 3.32% in 2019. Subject to certain vesting requirements, the plan provides for a benefit based on final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. The plan was closed to new participants effective February 3, 2011, and Mr. Uranga is the only current non-employee director participating in the plan. For 2019, the change in actuarial present value of Mr. Uranga’s benefit under the Salary Continuation Plan was $49,861.

(4)	Mr. Langford does not receive compensation from the Company for his service on the Board or any committees of the Board.

Non-Employee Director Stock Ownership

The Board has adopted an amended and restated stock ownership policy (the “Stock Ownership Policy”) for members of the Board. The Stock Ownership Policy requires each non-employee director to own shares of Superior’s common stock having a value equal to at least three times the non-employee director’s regular annual cash retainer, with a three-year period to attain that ownership level. For 2019, all non-employee directors were in compliance with the Stock Ownership Policy. Mr. Langford, who does not receive compensation from Superior for his service on the Board, is not subject to the stock ownership policy. As noted in the Voting Securities and Principal Ownership table below, Mr. Langford, a Partner in TPG, disclaims beneficial ownership of the shares of Series A Preferred Stock reported as beneficially owned by TPG Group Holdings (SBS) Advisors, Inc.

Compensation Committee Interlocks and Insider Participation

Messrs. Humphries, Langford, McElya and Uranga served as members of our Compensation Committee in 2019. None of Messrs. Humphries, Langford, McElya and Uranga was an officer or employee of the Company, formerly an officer of the Company or an executive officer of an entity for which an executive officer of the Company served as a member of the Compensation Committee or as a director during the one-year period ended December 31, 2019.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information about securities authorized for issuance under Superior’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuances under equity compensation plans (#)
Equity Compensation Plans approved by security holders(1)	1,171,050	$8.75	1,557,014
Equity Compensation Plans not approved by security holders(2)	1,475,249	$5.05	—
Total	2,646,299	$6.69	1,557,014
(1)

Includes information for the 2018 Equity Plan. A total of 1,200,000 shares issued under the 2018 Equity Plan can be settled in shares of our common stock. All other shares would be settled in cash. As of December 31, 2019, 734,520 shares issued under the 2018 Equity Incentive Plan have settled in shares of our common stock and 465,480 additional shares may be settled in shares of our common stock.

(2)

Includes information for the 2019 Inducement Plan. The 2019 Inducement Plan was adopted by the Company effective as of May 15, 2019 to provide awards as an inducement to Mr. Abulaban entering into employment with the Company, and to encourage stock ownership by Mr. Abulaban, thereby aligning his interests with those of the Company’s stockholders. The 2019 Inducement Plan originally authorized us to issue up to 2,458,747 shares of common stock, along with restricted stock, restricted stock units and performance units to Mr. Abulaban. Once a grant was made under the 2019 Inducement Plan to Mr. Abulaban, no future awards are permitted under the 2019 Inducement Plan. On May 15, 2019, the Company granted awards to Mr. Abulaban under the 2019 Inducement Plan and, accordingly, no securities remain available for future issuance under the 2019 Inducement Plan. See “Item 11- Executive Compensation—Compensation Discussion and Analysis—Employment Agreement with Majdi B. Abulaban, President and Chief Executive Officer” for additional information regarding the awards granted to Mr. Abulaban pursuant to the 2019 Inducement Plan.

Voting Securities and Principal Ownership

The following table sets forth certain information with respect to beneficial ownership of Superior common stock as of April 24, 2020 for (i) the named executive officers (ii) each director and director nominee, (iii) all directors and executive officers as a group and (iv) all persons known to Superior to beneficially own 5% or more of Superior common stock.

Name and Address(1) of Beneficial Owner	Shares Beneficially Owned(1)	Percentage of Common Stock(1)(2)	Percentage of Total Voting Power(1)(2)
5% Beneficial Stockholders:
TPG Group Holdings (SBS) Advisors, Inc.(3)	5,326,326	17.2%	17.2%
Dimensional Fund Advisors LP(4)	2,092,438	8.2%	6.8%
Directors and Named Executive Officers:
Majdi B. Abulaban	255,617	1.0%	*
Matti M. Masanovich	82,337	*	*
Parveen Kakar(5)	64,203	*	*
Joanne Finnorn	19,829	*	*
Kevin Burke	6,683	*	*
Robert Tykal(6)	27,337	*	*
Timothy C. McQuay	51,827	*	*
Michael R. Bruynesteyn	35,857	*	*
Richard J. Giromini	59,279	*	*
Paul Humphries	34,826	*	*
Ransom A. Langford(7)	—	*	*
James S. McElya	93,409	*	*
Ellen B. Richstone	55,911	*	*
Francisco S. Uranga(5)	49,826	*	*
Superior’s Directors and Executive Officers as a Group (17 persons)(5)	862,443	3.4%	2.8%

*	Less than 1%.

(1)

All persons have the Company’s principal office as their address, except as otherwise indicated. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons listed have sole voting and investment power with respect to all shares of Superior’s common stock beneficially owned by them.

(2)

The percentage ownership of common stock is based on 25,591,930 shares of common stock outstanding as of April 24, 2020. The percentage of total voting power is based on 30,918,256 total votes represented by 25,591,930 shares of common stock outstanding and 5,326,326 shares of common stock underlying 150,000 shares of Series A Preferred Stock as of April 24, 2020. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. For the purpose of computing the number of shares beneficially owned, percentage ownership of common stock and voting power, derivative securities that are convertible into common stock are deemed to be outstanding and beneficially owned by the person holding such derivative securities, but are not deemed to be outstanding for the purpose of computing beneficial ownership of any other person.

(3)

Represents shares of common stock underlying the 150,000 shares of Series A Preferred Stock held by TPG Group Holdings (SBS) Advisors, Inc. (“Group Advisors”), which were convertible into common stock as of April 24, 2020. The information with respect to the holdings of Group Advisors is based solely on Amendment No. 1 to the Schedule 13D filed September 1, 2017 by Group Advisors, David Bonderman and James G. Coulter. Group Advisors is the sole member of TPG Group Holdings (SBS) Advisors, LLC, a Delaware limited liability company, which is the general partner of TPG Group Holdings (SBS), L.P., a Delaware limited partnership, which is the sole member of TPG Holdings I-A, LLC, a Delaware limited liability company, which is the general partner of TPG Holdings I, L.P., a Delaware limited partnership, which is the sole member of TPG Growth GenPar III Advisors, LLC, a Delaware limited liability company, which is the general partner of TPG Growth GenPar III, L.P., a Delaware limited partnership, which is the general partner of TPG Growth III Sidewall, L.P., a Delaware limited partnership (“TPG Growth Sidewall”), which directly holds 150,000 shares of Series A Preferred Stock. David Bonderman is the President of Group Advisors and officer, director and/or manager of other affiliated entities. James G. Coulter is the Senior Vice President of Group Advisors and officer, director and/or manager of other affiliated entities. Group Advisors’ address is TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(4)

The information with respect to the holdings of Dimensional Fund Advisors LP (“Dimensional Fund”), a registered investment advisor, is based solely on Amendment No. 13 to the Schedule 13G filed February 12, 2020 by Dimensional Fund. Dimensional Fund serves as investment advisor to four registered investment companies and as investment manager to certain other commingled group trusts and separate accounts (collectively, the “Funds”), which own all shares. The Funds have sole voting power with respect to 2,016,339 shares owned by the Funds and sole dispositive power with respect to all 2,092,438 shares owned by the Funds. The address for the Dimensional Fund is Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(5)

Includes stock options in the amount of 23,000 for Mr. Kakar and 5,000 for Mr. Uranga that are currently or will become exercisable within 60 days of April 24, 2020. The total amount of shares beneficially owned by the Company’s directors and executive officers as a group includes 28,000 total stock options that are currently or will become exercisable within 60 days of April 24, 2020.

(6)

On July 12, 2019, 2019, Mr. Tykal departed from the Company and forfeited all unvested awards as of that date. The information regarding Mr. Tykal’s beneficial ownership is based solely on his Section 16 filings through his Form 4 filed on July 8, 2019.

(7)

Does not include shares of common stock underlying the Series A Preferred Stock held by Group Advisors as described in footnote 3 above. Mr. Langford is a partner of TPG, an affiliate of Group Advisors. Mr. Langford disclaims beneficial ownership of the shares of common stock beneficially owned by Group Advisors.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In the first quarter of 2015, we entered into an agreement to purchase a subscription to online software provided by NGS, Inc. (“NGS”). Our former Senior Vice President, Business Operations and our Vice President of Information Technology are passive investors in NGS. We made payments to NGS of $479,520.00 during the 2019 fiscal year. The transaction was entered into in the ordinary course of business and on an arms-length basis.

Review, Approval or Ratification of Transactions with Related Persons

As provided in its Committee charter, the Audit Committee is primarily responsible for the review, approval and ratification of related party transactions. As mandated by the Company’s Related Party Transactions Policy, Superior’s management is required to refer all related party transactions to the Audit Committee, including relationships and dollar values, for review and approval or ratification. Additionally, the Nominating and Corporate Governance Committee annually reviews any related party transactions involving a director when determining director independence.

The Related Party Transaction Policy defines “Related Party Transactions” as transactions between Superior and related parties in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest and any material amendment or modification to an existing Related Party Transaction regardless of whether such transaction has previously been approved in accordance with the policy. A “Related Party” is a director, executive officer, nominee for director or a person known to Superior to beneficially own 5% or more of Superior common stock, in each case since the beginning of the last fiscal year, and their immediate family members.

Also see Note 22, “Related Parties” in Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of the Original Filing filed with the SEC on the Original Filing Date.

Director Independence

On an annual basis, the Board, with the assistance of the Nominating and Corporate Governance Committee, makes a determination as to the independence of each director considering the current standards for “independence” established by the New York Stock Exchange (the “NYSE”), additional criteria set forth in Superior’s Corporate Governance Guidelines and consideration of any other material relationship a director may have with Superior as disclosed in annual director and officer questionnaires. Our Corporate Governance Guidelines provide that a majority of the Board and all members of the Audit, Compensation and Benefits and Nominating and Corporate Governance Committees of the Board will be independent.

The Board has determined that all of its current directors are independent under these standards, except for Majdi Abulaban, our Chief Executive Officer. All members of each of Superior’s Audit, Compensation and Benefits and Nominating and Corporate Governance Committees are independent directors. In addition, upon recommendation of the Nominating and Corporate Governance Committee, the Board has determined that the members of the Audit Committee and Compensation and Benefits Committee meet the additional independence criteria required for audit committee and compensation committee membership under the applicable NYSE listing standards.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to Superior by its independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”) for professional services rendered for the years ended December 31, 2019 and December 31, 2018:

Fee Category (in Thousands)	Fiscal 2019 Fees	Fiscal 2018 Fees
Audit Fees	$2,560	$2,775
Audit-Related Fees	30	—
Tax Compliance/Preparation Fees	740	790
All Other Fees	—	—
Total Fees	$3,330	$3,565

Audit Fees. Consist of fees billed for professional services rendered for the integrated audit of Superior’s consolidated financial statements and of its internal control over financial reporting, for review of the interim consolidated financial statements included in quarterly reports and for the statutory audits for certain subsidiaries.

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

Tax Compliance/Preparation Fees. Consist of fees billed for professional services for tax compliance and preparation as well as tax advice and tax planning. The services comprising tax compliance and preparation include the preparation of original and amended tax returns and refund claims and tax payment planning.

All Other Fees. Consist of fees for professional services other than the services reported above.

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

PART IV

ITEM 15	- EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2): No financial statements or schedules are filed with this report on Form 10-K/A.

(a)(3) Exhibits:

2.1	Undertaking Agreement, dated as of March 23, 2017, between Superior Industries International, Inc. and Uniwheels Holding (Malta) Ltd. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed March 24, 2017).

2.2	Combination Agreement, dated March 23, 2017, between Superior Industries International, Inc. and Uniwheels AG (Incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed March 24, 2017).

3.1	Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 21, 2015).

3.2	Amended and Restated By-Laws of the Registrant effective as of October 25, 2017 (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed October 30, 2017).

3.3	Certificate of Designations, Preferences and Rights of Series A Perpetual Convertible Preferred Stock and Series B Perpetual Preferred Stock of Superior Industries International, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 26, 2017).

3.4	Certificate of Correction, filed in the State of Delaware on November 7, 2018 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

4.1	Form of Superior Industries International, Inc.’s Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 21, 2015).

4.2	Indenture, dated as of June 15, 2017, among Superior Industries International, Inc., the subsidiaries of Superior identified therein, The Bank of New York Mellon SA/NV, Luxembourg Branch, as registrar and transfer agent and The Bank of New York Mellon acting through its London Branch, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 20, 2017).

4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.**

10.1	Salary Continuation Plan of The Registrant, amended and restated as of November 14, 2008 (Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.2	2008 Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2008).*

10.3	2008 Equity Incentive Plan Notice of Stock Option Grant and Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Form S-8 filed November 10, 2008. Registration No. 333-155258).*

10.4	Form of Notice of Grant and Restricted Stock Agreement pursuant to Registrant’s 2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 20, 2010).*

10.5	Superior Industries International, Inc. Executive Change in Control Severance Plan (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated March 24, 2011).*

10.6	Amended and Restated 2008 Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 23, 2013).*

10.7	Form of Restricted Stock Unit Agreement under the Superior Industries International, Inc. Amended and Restated 2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.8	Form of Performance Based Restricted Stock Unit Agreement under the Superior Industries International, Inc. Amended and Restated 2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.9	Form of Non-Employee Director Restricted Stock Unit Agreement under the Superior Industries International, Inc. Amended and Restated 2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on July 29, 2016).*

10.10	Superior Industries International, Inc. Annual Incentive Performance Plan (Incorporated by reference to Annex A to Registrant’s Definitive Proxy Statement on Schedule 14-A filed on March 25, 2016).*

10.11	2018 Equity Incentive Plan of the Registrant (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).*

10.12	Form of Restricted Stock Unit Agreement under the Superior Industries International, Inc. 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.13	Form of Performance Based Restricted Stock Unit Agreement under the Superior Industries International, Inc. 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.14	Offer Letter of Employment, dated July 28, 2017 between Superior Industries International, Inc. and Joanne Finnorn (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).*

10.15	Offer Letter of Employment, dated August 23, 2018, between Superior Industries International, Inc. and Matti Masanovich (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed September 14, 2018). *

10.17	Indemnification Agreement, dated March 23, 2017, between Superior Industries International, Inc. and Uniwheels Holding (Malta) Ltd. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 24, 2017).

10.18

Investment Agreement, dated March 22, 2017, between Superior Industries International, Inc., and TPG Growth III Sidewall, L.P. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed March 24, 2017).

10.19	Investor Rights Agreement, dated as of May 22, 2017, by and between Superior Industries International, Inc. and TPG Growth III Sidewall, L.P. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 26, 2017).

10.20	English Translation of the Domination and Profit Transfer Agreement between Superior Industries International Germany AG and UNIWHEELS AG, dated December 5, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 11, 2017).

10.21	Credit Agreement dated December 19, 2014 between Superior Industries International, Inc. and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 23, 2014).

10.22	Amendment No. 1 to the Credit Agreement dated as of March 3, 2015, by and among Superior Industries International, Inc., the Lenders from time to time a party thereto and JP Morgan Chase Bank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015).

10.23	Consent and Amendment No. 2 dated as of October 14, 2015 to the Credit Agreement dated as of December 19, 2014, by and among Superior Industries International, Inc., the Lenders from time to time party thereto and JP Morgan Chase Bank, N.A., as Administrator (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2015).

10.24	Credit Agreement, dated March 22, 2017, among Superior Industries International, Inc., Citibank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed March 24, 2017).***

10.25	First Amendment to Credit Agreement, dated May 23, 2017, among Superior Industries International, Inc., the subsidiaries of Superior identified therein, Citibank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 20, 2017).

10.26	Second Amendment to Credit Agreement, dated May 31, 2017, among Superior Industries International, Inc., the subsidiaries of Superior identified therein, Citibank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed June 20, 2017).

10.27	Third Amendment to Credit Agreement, dated June 15, 2017, among Superior Industries International, Inc., the subsidiaries of Superior identified therein, Citibank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed June 20, 2017).

10.28	Fourth Amendment to Credit Agreement, dated June 29, 2018, among Superior Industries International, Inc., the subsidiaries of Superior identified therein, Citibank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 29, 2018).

10.29	Executive Employment Agreement, dated March 28, 2019, between Superior Industries International, Inc. and Majdi B. Abulaban, including forms of award agreements to be granted under the Inducement Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 1, 2019).*

10.30	Retention Award Letter, dated August 8, 2019, between Matti Masanovich and Superior Industries International, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).*

10.31	Retention Award Letter, dated August 8, 2019, between Joanne Finnorn and Superior Industries International, Inc.*, **

10.32	Management Board Member Service Contract, dated September 26, 2019, between Superior Industries Europe AG and Andreas Meyer (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).*

10.33	Amendment Agreement, dated October 30, 2019, to the Management Board Member Service Contract, dated September 26, 2019, between Superior Industries Europe AG and Andreas Meyer (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).*

10.34	Offer Letter of Employment, dated September 17, 2019, between Superior Industries International, Inc. and Kevin Burke.*, **

10.35	Superior Industries International, Inc. 2019 Inducement Grant Plan (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 dated August 8, 2019).*

10.36	Retention Award Letter, dated December 13, 2019, between Parveen Kakar and Superior Industries International, Inc.* (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed December 16, 2019.

21	List of Subsidiaries of the Company.**

23	Consent of Deloitte and Touche LLP, our Independent Registered Public Accounting Firm.**

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

31.3	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.****

31.4	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.****

32.1	Certification of Majdi B. Abulaban, President and Chief Executive Officer, and Matti M. Masanovich, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates management contract or compensatory plan or arrangement.
**	Previously filed or furnished with the Company’s Annual Report on Form 10-K, filed February 28, 2020.
***

Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

****	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC. (Registrant)

By	/s/ Majdi B. Abulaban	April 29, 2020
Majdi B. Abulaban
President and Chief Executive Officer