Form 10-Q
period 2020-03-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2020-05-08
CIK 95552

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of May 1, 2020: 25,591,930

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
NET SALES	$301,112	$357,693
Cost of sales	277,951	324,571
GROSS PROFIT	23,161	33,122
Selling, general and administrative expenses	12,535	14,483
Impairment of goodwill and indefinite-lived intangibles	193,641	—
INCOME (LOSS) FROM OPERATIONS	(183,015)	18,639
Interest expense, net	(11,850)	(11,873)
Other income, net	1,323	127
CONSOLIDATED INCOME (LOSS) BEFORE INCOME TAXES	(193,542)	6,893
Income tax benefit (provision)	3,460	(4,943)
NET INCOME (LOSS) ATTRIBUTABLE TO SUPERIOR	$(190,082)	$1,950
LOSS PER SHARE – BASIC	$(7.84)	$(0.24)
LOSS PER SHARE – DILUTED	$(7.84)	$(0.24)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net income (loss) attributable to Superior	$(190,082)	$1,950
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(35,533)	(7,349)
Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	(58,426)	6,414
Tax benefit (provision)	13,129	(1,488)
Change in unrecognized gains (losses) on derivative instruments, net of tax	(45,297)	4,926
Defined benefit pension plan:
Actuarial gains on pension obligations, net of curtailments and amortization	72	52
Tax (provision)	(17)	(11)
Pension changes, net of tax	55	41
Other comprehensive loss, net of tax	(80,775)	(2,382)
Comprehensive loss attributable to Superior	$(270,857)	$(432)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$282,163	$77,927
Accounts receivable, net	70,243	76,786
Inventories, net	169,864	168,470
Income taxes receivable	4,431	4,630
Other current assets	28,119	26,375
Total current assets	554,820	354,188
Property, plant and equipment, net	503,213	529,282
Deferred income tax assets, net	52,305	38,607
Goodwill	—	184,832
Intangibles, net	117,980	137,078
Other non-current assets	55,476	67,880
Total assets	$1,283,794	$1,311,867
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138,774	$123,112
Short-term debt	56,853	4,010
Accrued expenses	79,991	60,845
Income taxes payable	166	3,148
Total current liabilities	275,784	191,115
Long-term debt (less current portion)	752,991	611,025
Non-current income tax liabilities	7,058	6,523
Deferred income tax liabilities, net	8,041	12,369
Other non-current liabilities	99,988	71,640
Commitments and contingent liabilities (Note 17)	—	—
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized - 1,000,000 shares
Issued and outstanding – 150,000 shares outstanding at March 31, 2020 and December 31, 2019	165,397	160,980
European non-controlling redeemable equity	2,225	6,525
Shareholders’ equity (deficit):
Common stock, $0.01 par value
Authorized - 100,000,000 shares
Issued and outstanding – 25,474,477 and 25,128,158 shares at March 31, 2020 and December 31, 2019	92,678	93,331
Accumulated other comprehensive loss	(180,853)	(100,078)
Retained earnings	60,485	258,437
Total shareholders’ equity (deficit)	(27,690)	251,690
Total liabilities, mezzanine equity and shareholders’ equity (deficit)	$1,283,794	$1,311,867

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

	Three Months Ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(190,082)	$1,950
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,392	23,331
Income tax, non-cash changes	(5,849)	(1,719)
Impairment of goodwill and indefinite-lived intangibles	193,641	—
Stock-based compensation	(653)	504
Amortization of debt issuance costs	1,385	953
Other non-cash items	(3,600)	2,291
Changes in operating assets and liabilities:
Accounts receivable	(423)	(31,270)
Inventories	(5,209)	7,463
Other assets and liabilities	2,897	9,680
Accounts payable	16,904	5,287
Income taxes	(2,090)	10,221
NET CASH PROVIDED BY OPERATING ACTIVITIES	31,313	28,691
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(13,865)	(13,392)
Other investing activities	—	1,461
NET CASH USED IN INVESTING ACTIVITIES	(13,865)	(11,931)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	11,690	—
Repayments of debt	(22,600)	(1,000)
Cash dividends paid	(3,392)	(6,128)
Purchase of non-controlling redeemable shares	(4,190)	(1,411)
Payments related to tax withholdings for stock-based compensation	—	(108)
Proceeds from borrowings on revolving credit facility	213,825	25,000
Repayments of borrowings on revolving credit facility	(5,992)	(25,000)
Other financing activities	(292)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	189,049	(8,647)
Effect of exchange rate changes on cash	(2,261)	(1,938)
Net increase in cash and cash equivalents	204,236	6,175
Cash and cash equivalents at the beginning of the period	77,927	47,464
Cash and cash equivalents at the end of the period	$282,163	$53,639

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

For the three months ended March 31, 2019

(Unaudited)	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2018	25,019,237	$87,723	$(3,205)	$(3,000)	$(99,290)	$391,037	$373,265
Consolidated net income	—	—	—	—	—	1,950	1,950
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	4,926	—	—	—	4,926
Change in employee benefit plans, net of taxes	—	—	—	41	—	—	41
Net foreign currency translation adjustment	—	—	—	—	(7,349)	—	(7,349)
Common stock issued, net of shares withheld for employee taxes	54,123	—	—	—	—	—	—
Stock-based compensation	—	396	—	—	—	—	396
Cash dividend declared ($0.09 per common share)	—	—	—	—	—	(2,323)	(2,323)
Redeemable preferred dividend and accretion	—	—	—	—	—	(7,771)	(7,771)
European non-controlling redeemable equity dividend	—	—	—	—	—	(121)	(121)
BALANCE AT MARCH 31, 2019	25,073,360	$88,119	$1,721	$(2,959)	$(106,639)	$382,772	$363,014

For the three months ended March 31, 2020

(Unaudited)	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2019	25,128,158	$93,331	$9,951	$(5,571)	$(104,458)	$258,437	$251,690
Consolidated net loss	—	—	—	—	—	(190,082)	(190,082)
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	(45,297)	—	—	—	(45,297)
Change in employee benefit plans, net of taxes	—	—	—	55	—	—	55
Net foreign currency translation adjustment	—	—	—	—	(35,533)	—	(35,533)
Common stock issued, net of shares withheld for employee taxes	346,319	—	—	—	—	—	—
Stock-based compensation	—	(653)	—	—	—	—	(653)
Redeemable preferred dividend and accretion	—	—	—	—	—	(7,850)	(7,850)
European non-controlling redeemable equity dividend	—	—	—	—	—	(20)	(20)
BALANCE AT MARCH 31, 2020	25,474,477	$92,678	$(35,346)	$(5,516)	$(139,991)	$60,485	$(27,690)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

Superior Industries International, Inc.’s (referred herein as the “Company,” “Superior,” or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (OEMs) in North America and Europe and aftermarket distributors in Europe. We employ approximately 8,400 employees, operating in eight manufacturing facilities in North America and Europe with a combined annual manufacturing capacity of approximately 20 million wheels. We are one of the largest suppliers to global OEMs and we believe we are the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels accounted for approximately 93 percent of our sales in the first quarter of 2020 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Daimler AG Company (Mercedes-Benz, AMG, Smart), FCA, Ford, GM, Honda, Jaguar-Land Rover, Mazda, Mitsubishi, Nissan, PSA, Renault, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We also sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a global presence and diversified customer base consisting of North American, European and Asian OEMs. We have determined that our North American and European operations should be treated as separate reporting segments as further described in Note 5, “Business Segments.”

Presentation of Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for quarterly reports on Form 10-Q and U.S. Generally Accepted Accounting Principles (“GAAP”) and, in our opinion, contain all adjustments, of a normal and recurring nature, which are necessary for fair presentation of (i) the condensed consolidated statements of income (loss) for the three-month periods ended March 31, 2020 and March 31, 2019, (ii) the condensed consolidated statements of comprehensive income (loss) for the three-month periods ended March 31, 2020 and March 31, 2019, (iii) the condensed consolidated balance sheets at March 31, 2020 and December 31, 2019, (iv) the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2020 and March 31, 2019, and (v) the condensed consolidated statements of shareholders’ equity (deficit) for the three-month periods ended March 31, 2020 and March 31, 2019. This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (“SEC”) in our 2019 Annual Report on Form 10-K.

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

Certain prior year amounts have been reclassified to conform with the current year presentation.

Cash Paid for Interest and Taxes and Non-Cash Investing Activities

Cash paid for interest was $6.0 million and $6.6 million for the three months ended March 31, 2020 and March 31, 2019, respectively. Net cash income taxes paid (refunded) was $4.4 million and $(1.6) million for the three months ended March 31, 2020 and March 31, 2019, respectively. As of March 31, 2020 and 2019, $4.1 million and $9.0 million, respectively, of equipment had been purchased but not yet paid and was included in accounts payable in our condensed consolidated balance sheets.

New Accounting Standards

Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement.” Effective January 1, 2020, the Company adopted ASU 2018-13 which allows companies to remove, modify and add certain disclosures related to fair value measurements. The adoption of this standard did not have a significant impact on the Company’s condensed consolidated financial statement disclosures.

Accounting Standards Issued but Not Yet Adopted

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), which requires entities to use a new impairment model based on current expected credit losses (“CECL”) rather than incurred losses. Under CECL, estimated credit losses would incorporate relevant information about past events, current conditions and reasonable and supportable forecasts and any expected credit losses would be recognized at the time of sale. As a smaller reporting company (as defined under SEC regulations), the Company is not required to adopt the new standard until fiscal years beginning after December 31, 2022. We are evaluating the impact this new standard will have on our financial statements and disclosures.

ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans.” In August 2018, the FASB issued an ASU entitled “Compensation - Retirement Benefits - Defined Benefit Plans - General Subtopic 715-20 - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans” (ASU 2018-14), which is designed to improve the effectiveness of disclosures by removing and adding disclosures related to defined benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. We are evaluating the impact this new standard will have on our financial statement disclosures.

ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In March 2020, the FASB issued ASU 2020-04 entitled “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides temporary optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The relief provided by this guidance is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform initiatives being undertaken in an effort to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The optional amendments of this guidance are effective for all entities upon adoption. We are currently assessing the impact of this update on our consolidated financial statements.

NOTE 2 – REVENUE

In accordance with ASC 606, “Revenue from Contracts with Customers,” the Company disaggregates revenue from contracts with customers into our operating segments, North America and Europe. Revenues by segment for the three months ended March 31, 2020 and 2019 are summarized in Note 5, “Business Segments.”

The Company’s customer receivables and current and long-term contract liabilities balances as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

	March 31, 2020	December 31, 2019
Customer receivables	$64,455	$68,283
Contract liabilities—current	8,073	5,880
Contract liabilities—noncurrent	11,776	13,577

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

The following tables categorize items measured at fair value at March 31, 2020 and December 31, 2019:

		Fair Value Measurement at Reporting Date Using
March 31, 2020		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Money market fund investment	$175,019	$175,019	$—	$—
Derivative contracts	5,833	—	5,833	—
Total	180,852	175,019	5,833	—
Liabilities			.
Derivative contracts	61,705	—	61,705	—
Total	$61,705	$—	$61,705	$—

		Fair Value Measurement at Reporting Date Using
December 31, 2019		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$21,973	$—	$21,973	$—
Total	21,973	—	21,973	—
Liabilities
Derivative contracts	8,709	—	8,709	—
Total	$8,709	$—	$8,709	$—

Debt Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices of these securities (Level 2 input based on the U.S. GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below:

	March 31, 2020	December 31, 2019
(Dollars in thousands)
Estimated aggregate fair value	$674,318	$606,093
Aggregate carrying value (1)	824,060	630,635

(1)	Long-term debt excluding the impact of unamortized debt issuance costs.

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

We record all derivatives in the condensed consolidated balance sheets at fair value. Our accounting treatment for these instruments is based on the hedge designation. Gains or losses on cash flow hedges that are designated as hedging instruments are recorded in accumulated other comprehensive income (loss) (“AOCI”) until the hedged item is recognized in earnings, at which point accumulated gains or losses will be recognized in earnings and classified with the underlying hedged transaction. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates. The Company has derivatives that are designated as hedging instruments as well as derivatives that do not qualify for designation as hedging instruments.

The following tables display the fair value of derivatives by balance sheet line item at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$2,005	$178	$11,923	$27,995
Foreign exchange forward contracts not designated as hedging instruments	3,313	—	7,979	—
Aluminum forward contracts designated as hedging instruments	—	—	1,225	—
Natural gas forward contracts designated as hedging instruments	142	195	615	403
Interest rate swap contracts designated as hedging instruments	—	—	4,784	6,781
Total derivative financial instruments	$5,460	$373	$26,526	$35,179

	December 31, 2019
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$7,808	$12,821	$60	$100
Foreign exchange forward contracts not designated as hedging instruments	1,196	—	554	—
Aluminum forward contracts designated as hedging instruments	60	—	127	—
Natural gas forward contracts designated as hedging instruments	81	7	1,312	727
Interest rate swap contracts designated as hedging instruments	—	—	2,304	3,525
Total derivative financial instruments	$9,145	$12,828	$4,357	$4,352

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	March 31, 2020		December 31, 2019
	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign currency forward contracts designated as hedging instruments	$448,494	$(37,735)	$449,181	$20,469
Foreign exchange forward contracts not designated as hedging instruments	83,102	(4,666)	73,491	642
Aluminum forward contracts designated as hedges	10,657	(1,225)	9,405	(67)
Natural gas forward contracts designated as hedging instrument	6,478	(681)	5,816	(1,951)
Interest rate swap contracts designated as hedging instrument	235,000	(11,565)	260,000	(5,829)
Total derivative financial instruments	$783,731	$(55,872)	$797,893	$13,264

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

The following tables summarize the gain or loss recognized in AOCI for the three months ended March 31, 2020 and 2019, the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the three months ended March 31, 2020 and 2019:

Three Months Ended March 31, 2020	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$(45,297)	$(1,114)	$(5,439)
Total	$(45,297)	$(1,114)	$(5,439)

Three Months Ended March 31, 2019	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$4,926	$836	$1,684
Total	$4,926	$836	$1,684

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

(Dollars in thousands)	Net Sales		Income from Operations
Three months ended	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
North America	$155,551	$185,116	$6,109	$6,199
Europe	145,561	172,577	(189,124)	12,440
	$301,112	$357,693	$(183,015)	$18,639

(Dollars in thousands)	Depreciation and Amortization		Capital Expenditures
Three months ended	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
North America	$8,805	$7,866	$6,560	$6,128
Europe	15,587	15,465	7,305	7,264
	$24,392	$23,331	$13,865	$13,392

(Dollars in thousands)	Property, Plant and Equipment, net		Goodwill and Intangible Assets
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
North America	$215,786	$237,372	$—	$—
Europe	287,427	291,910	117,980	321,910
	$503,213	$529,282	$117,980	$321,910

(Dollars in thousands)	Total Assets
	March 31, 2020	December 31, 2019
North America	$604,880	$484,689
Europe	678,914	827,178
	$1,283,794	$1,311,867

Geographic information

Net sales by geographic location are as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
(Dollars in thousands)
Net sales:
U.S.	$16,177	$28,256
Mexico	139,374	156,860
Germany	50,038	64,048
Poland	95,523	108,529
Consolidated net sales	$301,112	$357,693

NOTE 6 - INVENTORIES

	March 31, 2020	December 31, 2019
(Dollars in thousands)
Raw materials	$42,720	$44,245
Work in process	39,270	40,344
Finished goods	87,874	83,881
Inventories, net	$169,864	$168,470

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $9.5 million and $10.6 million at March 31, 2020 and December 31, 2019, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

	March 31, 2020	December 31, 2019
(Dollars in thousands)
Land and buildings	$146,908	$158,907
Machinery and equipment	801,813	856,961
Leasehold improvements and others	11,827	12,173
Construction in progress	39,188	30,179
	999,736	1,058,220
Accumulated depreciation	(496,523)	(528,938)
Property, plant and equipment, net	$503,213	$529,282

Depreciation expense for the three months ended March 31, 2020 and 2019 was $18.3 million and $16.5 million, respectively.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

At March 31, 2020, the impact of COVID-19 and uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets and is having a widespread adverse effect on the automotive industry, including reductions in both consumer demand and OEM automotive production. In response to the COVID-19 pandemic, our key customers temporarily closed nearly all their production facilities in Europe and North America (our primary markets) during the quarter ended March 31, 2020. As a result, we concluded that an interim test of our goodwill was required. More specifically, the Company concluded that the following events and circumstances, in the aggregate, indicated that it was more likely than not that the carrying value of our European reporting unit exceeded its fair value: (1) our European reporting unit’s carrying value was effectively set to fair value at December 31, 2019, due to the $102.2 million impairment charges to goodwill and indefinite-lived intangibles, (2) lower forecasted 2020 industry production volumes for Western and Central Europe, including those for our primary European customers, due to OEM shutdowns to mitigate COVID-19 spread and  subsequent reduced production levels over the remainder of the year, as compared to our prior production forecasts (including estimates used in our 2019 assessment) and (3) the volatility in financial markets that has both increased European interest rates due to rising credit spreads and risk premiums and lowered median European automotive market multiples. Based on the results of our quantitative analysis, we recognized a non-cash goodwill impairment charge equal to the remaining goodwill balance of $182.6 million since the carrying value exceeded the fair value of the European reporting unit by more than the amount of the goodwill balance at March 31, 2020. Additionally, we recognized a non-cash impairment charge of $11.0 million related to our aftermarket trade name indefinite-lived intangible asset which was primarily attributable to a further decline in forecasted aftermarket revenues and a decline in associated profitability. Total impairment charges of $193.6 million were recognized as a separate charge and included in income (loss) from operations.

We utilized both an income and a market approach, weighted 75 percent and 25 percent respectively, to determine the fair value of the European reporting unit as part of our goodwill impairment assessment. The income approach is based on projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The discount rate used is the weighted average of an estimated cost of equity and of debt (“weighted average cost of capital”). The weighted average cost of capital is adjusted as necessary to reflect risk associated with the business of the European reporting unit. Financial projections are based on estimated production volumes, product prices and expenses, including raw material cost, wages, energy and other expenses. Other significant assumptions include terminal value cash flow and growth rates, future capital expenditures and changes in future working capital requirements. The market approach is based on the observed ratios of enterprise value to earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. The market approach fair value is determined by multiplying historical and anticipated financial metrics of the European reporting unit by the EBITDA pricing multiples derived from comparable, publicly traded companies.

At March 31, 2020, we determined that the carrying value of the European reporting unit exceeded its fair value by an amount greater than the remaining goodwill balance. The decline in fair value was primarily due to significantly lower market multiples and increased discount rates, as well as further declines in forecasted industry production volumes in Western and Central Europe as a result of the COVID-19 pandemic and consequent economic instability. Forecasted revenues, EBITDA and cash flow for the European reporting unit also declined as compared to the prior year long-range plan due to lower forecasted industry production volumes which adversely impacted fair value under both the income and market approaches. In determining the fair value, the Company weighted the income and market approaches, 75 percent and 25 percent, respectively. Significant assumptions used under the income approach included a weighted average cost of capital (WACC) of 12.0 percent and a long-term growth rate of 1.5 percent, as compared to 10.0 percent and 2.0 percent, respectively, used in the 2019 assessment. In determining the WACC, management considered the level of risk inherent in the cash flow projections and current market conditions, including the significant increase in credit spreads and systemic market and Company specific risk premiums. The decline in the fair value under the market approach is attributable to the decline in the average EBITDA market multiple (4.9X EBITDA in 2020, 5.7X EBITDA in 2019) and lower forecasted EBITDA, as compared to the 2019 assessment. The use of these unobservable inputs results in classification of the fair value estimate as a Level 3 measurement in the fair value hierarchy. A considerable amount of management judgment and assumptions are required in performing the quantitative impairment test, principally related to determining the fair value of the reporting unit. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair value.

Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets and goodwill as of March 31, 2020 and December 31, 2019.

As of March 31, 2020	Gross Carrying Amount	Impairment	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$—	$(5,219)	$49	$3,830	3-4
Technology	15,000	—	(8,699)	85	6,386	2-4
Customer relationships	167,000	—	(58,643)	(593)	107,764	4-9
Total finite	191,000	—	(72,561)	(459)	117,980
Trade names	14,000	(13,772)	—	(228)	—	Indefinite
Total intangibles	$205,000	$(13,772)	$(72,561)	$(687)	$117,980

Three Months Ended March 31, 2020	Beginning Balance					Ending Balance
	Gross	Accumulated Impairment	Net Balance	Impairment	Currency Translation	Gross	Accumulated Impairment	Net Balance
(Dollars in thousands)
Goodwill	$284,337	$(99,505)	$184,832	$(182,528)	$(2,304)	$282,033	$(282,033)	$—

As of December 31, 2019	Gross Carrying Amount	Impairment	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$—	$(4,778)	$110	$4,332	3-4
Technology	15,000	—	(7,963)	183	7,220	2-4
Customer relationships	167,000	—	(53,681)	954	114,273	4-9
Total finite	191,000	—	(66,422)	1,247	125,825
Trade names	14,000	(2,733)	—	(14)	11,253	Indefinite
Total intangibles	$205,000	$(2,733)	$(66,422)	$1,233	$137,078

Year Ended December 31, 2019	Beginning Balance					Ending Balance
	Gross	Accumulated Impairment	Net Balance	Impairment	Currency Translation	Gross	Accumulated Impairment	Net Balance
(Dollars in thousands)
Goodwill	$291,434	$—	$291,434	$(99,505)	$(7,097)	$284,337	$(99,505)	$184,832

Amortization expense for these intangible assets was $6.1 million and $6.8 million for the quarters ended March 31, 2020 and 2019, respectively. The anticipated annual amortization expense for these intangible assets is $24.5 million for 2020 to 2021, $21.7 million for 2022 and $19.8 million for 2023 and 2024.

NOTE 9 – DEBT

A summary of long-term debt and the related weighted average interest rates is shown below:

	March 31, 2020 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$349,200	$(9,054)	$340,146	5.0%
6.00% Senior Notes due 2025	239,797	(5,162)	234,635	6.0%
Corporate Revolving Credit Facility	156,000	—	156,000	4.3%
European CapEx Loans	24,271	—	24,271	2.2%
European Revolving Credit Facility	51,926	—	51,926	1.6%
Finance Leases	2,866	—	2,866	3.0%
	$824,060	$(14,216)	809,844
Less: Current portion			(56,853)
Long-term debt			$752,991

	December 31, 2019 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$371,800	$(10,192)	$361,608	5.7%
6.00% Senior Notes due 2025	243,074	(5,408)	237,666	6.0%
European CapEx Loan	12,693	—	12,693	2.2%
Finance Leases	3,068	—	3,068	2.9%
	$630,635	$(15,600)	615,035
Less: Current portion			(4,010)
Long-term debt			$611,025

(1)	Unamortized portion

Senior Notes

On June 15, 2017, the Company issued €250.0 million aggregate principal amount of 6.00% Senior Notes (“Notes”) due June 15, 2025. Interest on the Notes is payable semiannually, on June 15 and December 15. The Company may redeem the Notes, in whole or in part, on or after June 15, 2020 at redemption prices of 103.000% and 101.500% of the principal amount thereof, if the redemption occurs during the 12-month period beginning June 15, 2020 or 2021, respectively, and a redemption price of 100% of the principal amount thereof on or after June 15, 2022, in each case plus accrued and unpaid interest to, but not including, the applicable redemption date. In addition, the Company may redeem some or all of the Notes prior to June 15, 2020 at a price equal to 100.0% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest, if any, up to, but not including, the redemption date. Prior to June 15, 2020, the Company may redeem up to 40% of the aggregate principal amount of the Notes using the proceeds of certain equity offerings at a certain redemption price. If we experience a change of control or sell certain assets, the Company may be required to offer to purchase the Notes from the holders. The Notes are senior unsecured obligations ranking equally in right of payment with all of its existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness. The Notes are effectively subordinated in right of payment to the existing and future secured indebtedness of the Company, including the Senior Secured Credit Facilities (as defined below), to the extent of the assets securing such indebtedness.

Guarantee

The Notes are unconditionally guaranteed by all material wholly-owned direct and indirect domestic restricted subsidiaries of the Company (the “Subsidiary Guarantors”), with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract, or would result in adverse tax consequences.

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

The indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal, premium, if any, and interest, when due; (ii) breach of covenants in the indenture; (iii) a failure to pay certain judgments; and (iv) certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Bank of New York Mellon, London Branch (“the Trustee”) or holders of at least 30% in principal amount of the then outstanding Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. These events of default are subject to several important qualifications, limitations and exceptions that are described in the indenture. As of March 31, 2020, the Company was in compliance with all covenants under the indenture governing the Notes.

Senior Secured Credit Facilities

On March 22, 2017, the Company entered into a senior secured credit agreement (“Credit Agreement”) with Citibank, N.A, as Administrative Agent, Collateral Agent and Issuing Bank, JP Morgan Chase N.A., Royal Bank of Canada and Deutsche Bank A.G. New York Branch as Joint Lead Arrangers and Joint Book Runners, and the other lenders party thereto (collectively, the “Lenders”). The Credit Agreement consisted of a $400.0 million senior secured term loan facility (“Term Loan Facility”), which matures on May 23, 2024, and a $160.0 million revolving credit facility maturing on May 23, 2022 (“Revolving Credit Facility” and, together with the Term Loan Facility, the USD Senior Secured Credit Facilities (“USD SSCF”)).

Borrowings under the Term Loan Facility will bear interest at a rate equal to, at the Company’s option, either (a) LIBOR for the relevant interest period, adjusted for statutory requirements, subject to a floor of 0.00 percent per annum, plus an applicable rate of 4.00 percent or (b) a base rate, subject to a floor of 2.00 percent per annum, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50 percent and (3) LIBOR for an interest period of one month plus 1.00 percent, in each case, plus an applicable rate of 3.00 percent.

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) LIBOR for the relevant interest period, with a floor of 0.00 percent per annum, plus the applicable rate or (b) a base rate, with a floor of 0.00 percent, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the federal funds effective rate plus 0.50 percent and (3) LIBOR for an interest period of one month plus 1.00 percent, in each case, plus the applicable rate. The applicable rates for borrowings under the Revolving Credit Facility and commitment fees for unused commitments under the Revolving Credit Facility are based upon the First Lien Net Leverage Ratio effective for the preceding quarter, with LIBOR applicable rates ranging between 3.50 percent and 3.00 percent, currently 3.50 percent, base rate applicable rates between 2.50 percent and 2.00 percent, currently 2.50 percent and commitment fees between 0.50 percent and 0.25 percent, currently 0.50 percent. Commitment fees are included in our consolidated financial statements line, interest expense.

As of March 31, 2020, the Company had repaid $50.8 million under the Term Loan Facility resulting in a balance of $349.2 million. In addition, the Company had borrowings outstanding of $156.0 million under the Revolving Credit Facility, outstanding letters of credit of $3.6 million and available unused commitments under this facility of $0.4 million as of March 31, 2020.

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

Covenants

The Credit Agreement contains a number of restrictive covenants that, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends, distributions or other restricted payments, or repurchase our capital stock, prepay, redeem, or repurchase any subordinated indebtedness, enter into agreements which limit our ability to incur liens on our assets or that restrict the ability of restricted subsidiaries to pay dividends or make other restricted payments to us, and enter into certain transactions with our affiliates, and, solely with respect to the Revolving Credit Facility, requires a Total Net Leverage Ratio (calculated as defined in the Credit Agreement) of not more than 4.5 to 1.0 as of each fiscal quarter-end when outstanding borrowings and undrawn letters of credit exceeding $20 million under the Revolving Credit Facility exceed 35% of the $160 million commitment amount.

In addition, the Credit Agreement contains customary default provisions, representations and warranties and other covenants. The Credit Agreement also contains a provision permitting the Lenders to accelerate the repayment of all loans outstanding under the Senior Secured Credit Facilities during an event of default. As of March 31, 2020, the Company was in compliance with all covenants under the Credit Agreement.

European Debt

In connection with the acquisition of Uniwheels, AG, the Company assumed $70.7 million of outstanding debt. At March 31, 2020, $12.6 million of the assumed debt remained outstanding and bears interest at 2.2 percent.

During the second quarter of 2019, the Company amended its European Revolving Credit Facility (“EUR SSCF”), increasing the available borrowing limit from €30.0 million to €45.0 million and extending the term to May 22, 2022. On January 31, 2020, the available borrowing limit of the EUR SSCF was increased from €45.0 million to €60.0 million. All other terms of the EUR SSCF remained unchanged. At March 31, 2020, the Company had borrowings outstanding of $51.9 million (€47 million), outstanding letters of credit of $0.4 million (€0.4 million) and available unused commitments under this facility of $13.9 million (€12.6 million). The EUR SSCF bears interest at Euribor (with a floor of zero) plus a margin (ranging from 1.55 percent to 3.0 percent based on the net debt leverage ratio of Superior Industries Europe AG and its wholly owned subsidiaries, collectively “Superior Europe AG”), currently 1.55 percent. The annual commitment fee for unused commitments (ranging from 0.50 percent to 1.05 percent based on the net debt leverage ratio of Superior Europe AG), is currently 0.50 percent per annum. In addition, a management fee is assessed equal to 0.07 percent of borrowings outstanding at each month end. The commitment and management fees are both included in interest expense. Superior Europe AG has pledged substantially all of its assets, including land and buildings, receivables, inventory, and other moveable assets (other than collateral associated with the equipment loan) as collateral under the EUR SSCF.

The EUR SSCF is subject to a number of restrictive covenants that, among other things, restrict, subject to certain exceptions, the ability of  Superior Europe AG to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends or distributions, or repurchase our capital stock, prepay, redeem, or repurchase any subordinated indebtedness, and enter into agreements which limit our ability to incur liens on our assets. At March 31, 2020, Superior Europe AG was in compliance with all covenants under the EUR SSCF.

During the fourth quarter of 2019, the Company entered into new equipment loan agreements totaling $13.4 million (€12.0 million) which bear interest at 2.3 percent and mature on September 30, 2027. Interest and principal repayments are due quarterly. The funds are used to finance costs incurred to acquire certain property, plant and equipment at the Company’s Werdohl, Germany plant. The loans are secured with liens on the financed equipment and are subject to covenants that, among other things, include a material adverse change default provision pursuant to which the lender could accelerate the loan maturity, as well as a provision that restricts the ability of Superior Europe AG to reduce its ownership interest in Superior Industries Production Germany GmbH, its wholly-owned subsidiary and the borrower under the loan. As of March 31, 2020, the Company has drawn $11.7 million (€10.6 million) under the equipment loans. Quarterly installment payments of $473 thousand (€427.7 thousand) under the loan agreements will begin in December of 2020. At March 31, 2020, the Company was in compliance with all covenants under the loans.

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

On November 7, 2018, the Company filed a Certificate of Correction to the Certificate of Designations for the preferred stock, which became effective upon filing and corrected the redemption date to September 14, 2025. This resulted in a modification of the redeemable preferred stock. As a result of the modification, the carrying value of the redeemable preferred stock decreased $17.2 million (which was credited to retained earnings, treated as a deemed dividend and is added back to compute earnings per share) and the period for accretion of the carrying value to the redemption value has been extended to September 14, 2025. The accretion has been adjusted to amortize the excess of the redemption value over the carrying value over the period through September 14, 2025. The accumulated accretion net of the modification adjustment as of March 31, 2020 is $29.9 million resulting in an adjusted redeemable preferred stock balance of $165.4 million.

NOTE 11 – EUROPEAN NON-CONTROLLING REDEEMABLE EQUITY

On May 30, 2017, the Company acquired 92.3 percent of the outstanding shares of Uniwheels, Inc. Subsequently, the Company commenced a delisting and associated tender offer for the remaining shares. On January 17, 2018, the Company entered into a Domination and Profit and Loss Transfer agreement (“DPLTA”) retroactively effective as of January 1, 2018 pursuant to which we offered to purchase the remaining outstanding shares at €62.18. This price may be subject to change based on appraisal proceedings initiated by the minority shareholders which have not yet been concluded. The Company must also pay an annual dividend of €3.23 as long as the DPLTA is in effect. For any shares tendered prior to the annual dividend payment, we must pay interest at a statutory rate, currently 4.12 percent, in place of the dividend. As a result, non-controlling interests with a carrying value of $51.9 million were reclassified from stockholders’ equity to mezzanine equity as of January 1, 2018 because non-controlling interests with redemption rights (not within the Company’s control) are considered redeemable and must be classified outside shareholders’ equity. As a result of purchases pursuant to the tender offer and the DPLTA, the Company has increased its ownership to 99.8 percent as of March 31, 2020. In addition, the carrying value of the non-controlling interests must be adjusted to redemption value since they are currently redeemable. The following table summarizes the European non-controlling redeemable equity activity through the period ended March 31, 2020 (in thousands):

Balance at December 31, 2018	$13,849
Dividends accrued	566
Dividends paid	(848)
Translation adjustment	(361)
Purchase of shares	(6,681)
Balance at December 31, 2019	6,525
Dividends accrued	20
Dividends paid	(35)
Translation adjustment	(95)
Purchase of shares	(4,190)
Balance at March 31, 2020	$2,225

NOTE 12 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) attributable to Superior, after deducting preferred dividends and accretion and European non-controlling redeemable equity dividends, by the weighted average number of common shares outstanding. For purposes of calculating diluted earnings per share, the weighted average shares outstanding includes the dilutive effect of outstanding stock options and time and performance based restricted stock units under the treasury stock method. The redeemable preferred shares discussed in Note 10, “Redeemable Preferred Stock” are not included in the diluted earnings per share because the conversion would be anti-dilutive for the three-month periods ended March 31, 2020 and March 31, 2019.

	Three Months Ended
	March 31, 2020	March 31, 2019
(Dollars in thousands, except per share amounts)
Basic Earnings Per Share:
Reported net income (loss) attributable to Superior	$(190,082)	$1,950
Less: Redeemable preferred stock dividends and accretion	(7,850)	(7,771)
Less: European non-controlling redeemable equity dividend	(20)	(121)
Basic numerator	$(197,952)	$(5,942)
Basic loss per share	$(7.84)	$(0.24)
Weighted average shares outstanding - Basic	25,243	25,034
Diluted Earnings Per Share:
Reported net income (loss) attributable to Superior	$(190,082)	$1,950
Less: Redeemable preferred stock dividends and accretion	(7,850)	(7,771)
Less: European non-controlling redeemable equity dividend	(20)	(121)
Diluted numerator	$(197,952)	$(5,942)
Diluted loss per share	$(7.84)	$(0.24)
Weighted average shares outstanding - Basic	25,243	25,034
Dilutive effect of common share equivalents	—	—
Weighted average shares outstanding - Diluted	25,243	25,034

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

The income tax benefit for the three months ended March 31, 2020, was $3.5 million on pre-tax loss of $193.5 million, resulting in an effective income tax rate of a 1.8 percent. The effective tax rate was lower than the statutory rate primarily due to the mix of earnings among tax jurisdictions, recognition of a valuation allowance on non-deductible interest and the impairment of goodwill for which there is no corresponding tax benefit.

The income tax provision for the three months ended March 31, 2019, was $4.9 million on pre-tax income of $6.9 million, resulting in an effective income tax rate of 71.7%. The effective tax rate was higher than the statutory rate primarily due to the US taxation of foreign earnings under the Global Intangible Low-Tax Income (“GILTI”) provisions, and the recognition of a valuation allowance on non-deductible interest, offset with a benefit due to the mix of earnings among tax jurisdictions.

NOTE 14 - LEASES

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

Right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. Since we generally do not have access to the interest rate implicit in the lease, the Company uses our incremental borrowing rate (for fully collateralized debt) at the inception of the lease in determining the present value of the lease payments. The implicit rate is, however, used where readily available. Lease expense under operating leases is recognized on a straight-line basis over the term of the lease. Certain of our leases contain both lease and non-lease components, which are accounted for separately.

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

Lease expense and cash flow for the three months ended March 31, 2020 and 2019 and operating and finance lease assets and liabilities, average lease term and average discount rate as of March 31, 2020 and December 31, 2019 are as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Lease Expense
Finance lease expense:
Amortization of right-of-use assets	$354	$516
Interest on lease liabilities	22	14
Operating lease expense	845	853
Total lease expense	$1,221	$1,383

Cash Flow Components
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$22	$14
Operating cash outflows from operating leases	$891	$828
Financing cash outflows from finance leases	$292	$325
Right-of-use assets obtained in exchange for new finance lease liabilities, net of terminations and disposals	$148	$556
Right-of-use assets obtained in exchange for operating lease liabilities (including adoption impact of $18.2 million) net of terminations and disposals	$65	$18,285

	March 31, 2020	December 31, 2019
Balance Sheet Information
Operating leases:
Other non-current assets	$14,417	$15,201
Accrued liabilities	$(2,888)	$(2,949)
Other non-current liabilities	(12,363)	(13,282)
Total operating lease liabilities	$(15,251)	$(16,231)

Finance leases:
Property and equipment gross	$4,949	$4,821
Accumulated depreciation	(2,472)	(2,118)
Property and equipment, net	$2,477	$2,703
Current portion of long-term debt	$(998)	$(1,023)
Long-term debt	(1,868)	(2,045)
Total finance lease liabilities	$(2,866)	$(3,068)

Lease Term and Discount Rates
Weighted-average remaining lease term - finance leases (years)	4.1	4.1
Weighted-average remaining lease term - operating leases (years)	6.4	6.4
Weighted-average discount rate - finance leases	3.0%	2.9%
Weighted-average discount rate - operating leases	3.9%	3.9%

Summarized future minimum payments under our leases as of March 31, 2020 are as follows:

	March 31, 2020
	Finance Leases	Operating Leases
Lease Maturities (in thousands)
Nine remaining months of 2020	$951	$2,728
2021	926	2,987
2022	528	2,461
2023	126	2,122
2024	120	2,008
Thereafter	428	4,885
Total	3,079	17,191
Less: Imputed Interest	(213)	(1,940)
Total lease liabilities, net of interest	$2,866	$15,251

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

For the three months ended March 31, 2020, payments to retirees or their beneficiaries totaled approximately $0.4 million. We presently anticipate benefit payments in 2020 to total approximately $1.3 million. The following table summarizes the components of net periodic pension cost for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31, 2020	March 31, 2019
(Dollars in thousands)
Interest cost	$251	$286
Net amortization	72	52
Net periodic pension cost	$323	$338

NOTE 16 - STOCK-BASED COMPENSATION

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “Plan”) was approved by stockholders in May 2018. The Plan authorizes us to issue up to 4.35 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants. At March 31, 2020, there were 0.2 million shares available for future grants under this Plan. No more than 1.2 million shares may be used under the Plan as “full value” awards, which include restricted stock and performance units. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

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

Restricted stock unit and restricted performance stock unit activity for the three months ended March 31, 2020 is summarized in the following table:

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price
Balance at December 31, 2019	1,047,256	$5.39	1,548,793	$7.17	50,250	$18.86
Granted	474,317	3.26	948,636	3.25	—	—
Settled	(284,270)	6.22	(245,713)	5.05	—	—
Forfeited or expired	(7,776)	4.78	(44,827)	20.95	(10,000)	17.45
Balance at March 31, 2020	1,229,527	$4.38	2,206,889	$5.33	40,250	$19.21

Vested or expected to vest at March 31, 2020	940,277	$4.57	207,184	$10.72	27,465	$19.34

For the first quarter of 2020, stock-based compensation income was $0.2 million, as compared to expense for the first quarter of 2019 of $0.5 million. The year-over-year reduction in expense, is due to the reduction of our estimates regarding the achievement of the performance metrics for certain PSU awards, to zero, in light of the COVID-19 global pandemic. This change in estimate resulted in a reversal of $1.2 million of previously accrued expenses. Unrecognized stock-based compensation expense related to non-vested awards of $5.2 million is expected to be recognized over a weighted average period of approximately 2.2 years as of March 31, 2020.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

When market conditions warrant, we may enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. Prices under our aluminum contracts are based on a market index, the London Mercantile Exchange (LME), and regional premiums for processing, transportation and alloy components which are adjusted quarterly for purchases in the ensuing quarter. Changes in aluminum prices are generally passed through to our OEM customers and adjusted on a quarterly basis. Certain of our purchase agreements include volume commitments; however, any excess commitments are generally negotiated with suppliers and those which have occurred in the past have been carried over to future periods.

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

NOTE 18 – RECEIVABLES FACTORING

The Company sells certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash provided by operating activities. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes. During the three months ended March 31, 2020 and March 31, 2019, the Company sold trade receivables totaling $69.9 million and $111.7 million, respectively, and incurred factoring fees of $0.2 million and $0.4 million, respectively. As of March 31, 2020 and December 31, 2019, $55.3 million and $49.6 million, respectively, of receivables had been factored under the arrangements. The collective limit under our factoring arrangements as of March 31, 2020 was $116.7 million, while the collective limit under our factoring arrangements as of December 31, 2019 was $117.3 million.

NOTE 19 – RESTRUCTURING

During the third quarter of 2019, the Company initiated a plan to significantly reduce production and manufacturing operations at its Fayetteville, Arkansas location. As a result, the Company recognized a non-cash charge of $13.0 million in cost of sales, comprised of (1) $7.6 million of accelerated depreciation for excess equipment, (2) $3.2 million relating to the write-down of certain supplies inventory to net salvage value, (3) $1.6 million of employee severance and (4) $0.6 million of accelerated amortization of right of use assets under operating leases. In addition, relocation costs for redeployment of machinery and equipment of $1.8 million were recognized in the fourth quarter of 2019. During the three months ended March 31, 2020, we recognized additional relocation costs for redeployment of machinery and equipment of $0.7 million. Additional relocation costs are expected to be incurred over the next nine months. As of March 31, 2020, $0.7 million of the restructuring severance accrual remains.

NOTE 20 – SUBSEQUENT EVENTS

COVID-19

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. In Europe and North America (our primary markets), federal, state and local governments have either recommended or mandated actions to slow the transmission of COVID-19. Most U.S. states and most countries have implemented shelter-in-place orders, quarantines, significant restrictions on travel, as well as work restrictions that prohibit non-essential employees from going to work. Borders between countries have been closed to contain the spread of COVID-19 contagion. We are complying with these government restrictions to reduce the transmission of COVID-19.

The impact of COVID-19 developments and uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets and is having a widespread adverse effect on the automotive industry, including reductions in consumer demand and OEM automotive production. While the full extent of the impact is unknown and the current situation is evolving rapidly, our key customers temporarily closed nearly all of their production facilities in Europe and North America during the quarter ended March 31, 2020.

While navigating through this period of volatility and uncertainty, Superior’s top priorities are:

•	Ensuring the health and safety of our employees
•	Maintaining the financial health of the Company, and
•	Being prepared to serve our customers once the COVID-19 pandemic subsides.

Consistent with these priorities, to ensure the health and safety of our employees globally and respond to the current industry production environment, we began closing production at our European facilities in late March 2020. In North America, our manufacturing operations ceased production in early April 2020. Production remained suspended at the majority of our global facilities for the month of April 2020. As of May 8, 2020, most OEMs’ facilities in Europe have reopened and many of the facilities in North America are expected to open throughout May. Superior has reopened three of its four facilities in Europe and expects to reopen the fourth in June based on demand and in line with identified safety precautions. In North America, the Company anticipates reopening its facilities in line with production demand, finished goods levels, and in accordance with local government requirements.

Superior has developed a Safe Work Playbook for implementation at all global facilities prior to employees returning to work. We have also instituted a Global Employee Health & Safety (“EH&S”) Steering Team, led by our Director of EH&S, and comprised of our global and regional leaders from Operations and Human Resources. The purpose of the EH&S Steering Team is to ensure the Safe Work Playbook leverages global best practices and to ensure the consistent and complete implementation of the policies across our global footprint, including all policies and protocols in compliance with local rules and regulations. We have invested in facility updates to ensure social distancing, including changes in cafeteria layout and practices, transportation services and marked spacing throughout our manufacturing facilities. Formalized protocols have been implemented to measure employee temperatures prior to entering any Superior work environment to proactively identify potential COVID-19 symptoms. Formalized protocols and checklists will be used to ensure deep cleaning of equipment between plant shifts. Company-provided employee transportation vehicles will be sanitized after every route, with limited seating to ensure spacing between employees. Finally, we have established Personal Protective Equipment (“PPE”) levels for each location, based on local requirements, and the purchasing controls are in place to ensure adequate supplies. In the event of a COVID-19 incident, the local COVID-19 response team will immediately execute the defined protocols, including isolation of any employee showing symptoms, and conduct traceability activities to identify and quarantine all potentially exposed individuals. The duration of these actions will be dependent on how the COVID-19 situation evolves in each of our locations.

As a result of the onset of the COVID 19 pandemic and the ensuing economic uncertainty, in March 2020 we have drawn $156.0 million on our U.S. Revolving Credit Facility. Additionally, we drew on our European Revolving Credit Facility. The outstanding balance on our European Revolving Credit Facility was $51.9 million (or €47 million) as of March 31, 2020. To maintain and enhance our liquidity (totaling $296.5 million, including cash on-hand $282.2 million at March 31, 2020) during our customers’ announced shutdown periods, we have:

•	reduced both the CEO’s base salary and the cash compensation of the non-employee Board of Directors members to $0 for April and May
•	implemented salary reductions, layoffs, furloughs and reduced selected employee benefits across our global workforce in accordance with local laws and regulations
•	put on hold all non-critical capital expenditures
•	reduced purchases of direct materials
•	eliminated discretionary spending
•	implemented regional cash disbursement councils, comprised of cross-functional leaders, who review and approve all cash disbursements, and
•	established an on-going communication protocol with our key suppliers and vendors to negotiate mutually acceptable credit terms and monitor productive material availability within our supply chain.

To further bolster our liquidity position, we are applying for various COVID-19 related subsidies, tax benefits and low-interest rate loans available to us.

Withdrawal of Nomination of Director Candidate by D.C. Capital Partners, L.P.

On May 5, 2020, we entered into a Nomination Withdrawal Agreement (the “Agreement”) with D.C. Capital Partners, L.P., a Delaware limited partnership (“D.C. Capital”) that contemplates the appointment of Raynard D. Benvenuti to our Board of Directors immediately following our 2020 Annual Meeting of Stockholders (the “2020 Annual Meeting”), but no later than July 10, 2020.

Pursuant to the Agreement, D.C. Capital agreed to irrevocably withdraw its notice of nomination previously provided to us notifying us as to D.C. Capital’s nomination of Mr. Benvenuti for election to our Board of Directors at the 2020 Annual Meeting.  D.C. Capital and its affiliates also agreed, in pertinent part, that (i) it will not submit any director nominations, stockholder proposals, and/or other business in connection with the 2020 Annual Meeting, and (ii) subject to certain conditions, would cause all of its shares of the Company’s common stock beneficially owned, directly or indirectly, by it and/or its affiliates to be present at the 2020 Annual Meeting for quorum purposes and to vote such shares (A) in favor of the director nominees recommended by our Board of Directors, and (B) against any nominees to serve on the Board that have not been recommended by our Board of Directors.

Under the terms of the Agreement, we agreed to reimburse D.C. Capital for its reasonable and documented fees and expenses incurred in connection with the matters related to the preparation of D.C. Capital’s nomination process and related correspondence with the Company, D.C. Capital’s engagement with the Company, and the preparation of the Agreement in an amount not to exceed, in the aggregate, $75,000.

Withdrawal of Nomination of Director Candidate by GAMCO Asset Management Inc.

On May 6, 2020, the Company was informed by GAMCO Asset Management Inc. (“GAMCO”) that it had irrevocably withdrawn its notice of nomination dated January 23, 2020, notifying the Company as to GAMCO’s nomination of  Walter M. Schenker for election to the Board at the 2020 Annual Meeting, and, accordingly, its nomination of Mr. Schenker for election to the Board at the 2020 Annual Meeting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have included or incorporated by reference in this Quarterly Report on Form 10-Q (including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and from time to time our management may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Act of 1934. These forward-looking statements are based upon management’s current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, the impact of COVID-19 on our future business, results, operation and prospects, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and potential liability for environmental-related matters. Any statement that is not historical in nature is a forward-looking statement and may be identified using words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to” and similar expressions. These statements include our belief regarding general automotive industry and market conditions and growth rates, as well as general domestic and international economic conditions.

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the company, which could cause actual results to differ materially from such statements and from the company’s historical results and experience. These risks, uncertainties and other factors include, but are not limited to, those described in Part I—Item 1A—“Risk Factors” and Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, and Part I—Item 2—“Management’s Discussion and Analysis and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, and elsewhere in the Quarterly Report and those described from time to time in our other reports filed with the Securities and Exchange Commission.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Executive Overview

Overview of Superior

Superior Industries International, Inc.’s (referred herein as the “Company,” “Superior,” or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (OEMs) in North America and Europe and aftermarket distributors in Europe. We employ approximately 8,400 employees, operating in eight manufacturing facilities in North America and Europe with a combined annual manufacturing capacity of approximately 20 million wheels. We are one of the largest suppliers to global OEMs and we believe we are the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels accounted for approximately 93 percent of our sales in the first quarter of 2020 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Daimler AG Company (Mercedes-Benz, AMG, Smart), FCA, Ford, GM, Honda, Jaguar-Land Rover, Mazda, Mitsubishi, Nissan, PSA, Renault, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We also sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a global presence and diversified customer base consisting of North American, European and Asian OEMs. We continue to deliver on our strategic plan to be one of the leading light vehicle aluminum wheel suppliers globally, delivering innovative wheel solutions to our customers.

We expect that our size and capability will be favorably viewed by OEMs and our aftermarket customers when the measures taken to stop the spread of COVID-19 are reduced and OEMs resume manufacturing operations.

Our global reach encompasses sales to the ten largest OEMs in the world. The following chart shows our sales by customer for the three months ended March 31, 2020 and 2019.

Demand for our products is primarily driven by the production of light-vehicles in North America and Europe and customer take rates on specific vehicle platforms that we serve and wheel SKUs that we produce. The majority of our customers’ wheel programs are awarded two to four years in advance. Our purchase orders with OEMs are typically specific to a particular vehicle model.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. Since then, COVID-19 has spread to over 180 countries. On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. In the North America and Europe (our primary markets), federal, state and local governments have either recommended or mandated actions to slow the transmission of COVID-19. Most U.S. states and most countries have implemented shelter-in-place orders, quarantines, significant restrictions on travel, as well as work restrictions that prohibit non-essential employees from going to work. Borders between countries have been closed to contain the spread of COVID-19 contagion. We are complying with these government restrictions to reduce the transmission of COVID-19.

The impact of the COVID-19 developments and uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets and is having a widespread adverse effect on the automotive industry, including reductions in consumer demand and OEM automotive production. While the full extent of the impact is unknown and the current situation is evolving rapidly, our key customers temporarily closed nearly all of their production facilities in Europe and North America during the quarter ended March 31, 2020.

While navigating through this period of volatility and uncertainty, Superior’s top priorities are:

•	Ensuring the health and safety of our employees
•	Maintaining the financial health of the Company, and
•	Being prepared to serve our customers once the COVID-19 pandemic subsides.

Consistent with these priorities, to ensure the health and safety of our employees globally and respond to the current industry production environment, we began closing production at our European facilities in late March 2020. In North America, our manufacturing operations ceased production in early April 2020. Production remained suspended at the majority of our global facilities for the month of April 2020. As of May 8, 2020, most OEMs’ facilities in Europe have reopened and many of the facilities in North America are expected to open throughout May. Superior has reopened three of its four facilities in Europe and expects to reopen the fourth in June based on demand and in line with identified safety precautions. In North America, the Company anticipates reopening its facilities in line with production demand, finished goods levels, and in accordance with local government requirements.

Superior has developed a Safe Work Playbook for implementation at all global facilities prior to employees returning to work. We have also instituted a Global Employee Health & Safety (“EH&S”) Steering Team, led by our Director of EH&S, and comprised of our global and regional leaders from Operations and Human Resources. The purpose of the EH&S Steering Team is to ensure the Safe Work Playbook leverages global best practices and to ensure the consistent and complete implementation of the policies across our global footprint, including all policies and protocols in compliance with local rules and regulations. We have invested in facility updates to ensure social distancing, including changes in cafeteria layout and practices, transportation services and marked spacing throughout our manufacturing facilities. Formalized protocols have been implemented to measure employee temperatures prior to entering any Superior work environment to proactively identify potential COVID-19 symptoms. Formalized protocols and checklists will be used to ensure deep cleaning of equipment between plant shifts. Company-provided employee transportation vehicles will be sanitized after every route, with limited seating to ensure spacing between employees. Finally, we have established Personal Protective Equipment (“PPE”) levels for each location, based on local requirements, and the purchasing controls are in place to ensure adequate supplies. In the event of a COVID-19 incident, the local COVID-19 response team will immediately execute the defined protocols, including isolation of any employee showing symptoms, and conduct traceability activities to identify and quarantine all potentially exposed individuals. The duration of these actions will be dependent on how the COVID-19 situation evolves in each of our locations.

We are in continuous contact with our customers to understand their evolving plant-by-plant start-up timing, production ramp-up plans and expected weekly vehicle platform order volumes. Because of the complexity of the global automotive supply chain, significant uncertainty remains. However, upon our return to production in both regions, we reasonably expect we may incur manufacturing inefficiencies associated with operating our plants at less than maximum capacity as OEM requirements gradually rise over the remainder of 2020 and into 2021. Incremental costs may also occur due to increased scrap rates associated with producing smaller batch sizes and the costs associated with new measures to adequately protect our workers upon their return. While we strategically increased our product inventories in March in both regions to meet our customers’ eventual requirements, there is no guarantee what benefit, if any, these inventory builds will have as our customers’ ordering plans may change.

Based on recent production forecasts, industry volumes will be down approximately 60 to 70 percent in Europe and North America, respectively, in the second quarter of 2020 as compared to the second quarter of 2019. Additionally, full-year 2020 industry production volumes are forecasted to be down 25 percent as compared to the prior year, negatively impacting our year-over-year financial results and cash flows.

The ultimate impact that COVID-19 will have on our business, results of operations and financial condition will depend on a number of evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, OEMs, suppliers, customers and individuals’ actions that have been and continue to be taken in response to the pandemic; and the impact of the pandemic on economic activity and actions taken in response to such impact by the OEMs’ suppliers and customers. During the second quarter, we will actively balance working capital with customer demand, in order to maintain our current liquidity position (totaling $296.5 million, including cash on-hand of $282.2 million at March 31, 2020).

We will continue to obtain and assess all relevant available data, including customer orders and industry forecasts (and revisions) to manage our productive capacity as efficiently as possible.

Overview of the First Quarter of 2020

The following charts show the operational performance in the quarter ended March 31, 2020 in comparison to March 31, 2019 (in $ millions):

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

Results of Operations

	Three Months Ended
	March 31, 2020	March 31, 2019	Net Change
(Dollars in thousands, except per share data)
Net sales
North America	$155,551	$185,116	$(29,565)
Europe	145,561	172,577	(27,016)
Net sales	301,112	357,693	(56,581)
Cost of sales	277,951	324,571	46,620
Gross profit	23,161	33,122	(9,961)
Percentage of net sales	7.7%	9.3%	(1.6)%
Selling, general and administrative	12,535	(14,483)	1,948
Impairment of goodwill and indefinite-lived intangibles	193,641	—	(193,641)
Income (loss) from operations	(183,015)	18,639	(201,654)
Percentage of net sales	(60.8)%	5.2%	(66.0)%
Interest expense, net	(11,850)	(11,873)	23
Other income, net	1,323	127	1,196
Income tax benefit (provision)	3,460	(4,943)	8,403
Net (loss) income	$(190,082)	$1,950	$(192,032)
Percentage of net sales	(63.1)%	0.5%	(63.6)%
Diluted loss per share	$(7.84)	$(0.24)	$(7.60)
Value added sales (1)	$170,091	$192,802	$(22,711)
Adjusted EBITDA (2)	$39,530	$43,220	$(3,690)
Percentage of net sales	13.1%	12.1%	1.0%
Percentage of value added sales	23.2%	22.4%	0.8%
Unit shipments in thousands	4,307	5,039	(732)

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

Q1 2020 vs 2019

Shipments

Wheel unit shipments were 4.3 million for the first quarter of 2020 compared to unit shipments of 5.0 million in the prior year period, a decrease of 14.5 percent. The decrease occurred in both our North American and European operations and was primarily driven by production shutdowns at our key customers in response to the COVID-19 pandemic, which resulted in a reduction of 0.5 million units.

Net Sales

Net sales for the first quarter of 2020 were $301.1 million, compared to net sales of $357.7 million for the same period in 2019. The decrease in net sales is primarily driven by lower global production volumes due to the COVID-19 outbreak of approximately $40.0 million, lower aluminum pricing and a weaker Euro, which was partially offset by favorable mix.

Cost of Sales

Cost of sales were $278.0 million for the first quarter of 2020 compared to cost of sales of $324.6 million for the same period in 2019. The decrease in cost of sales was primarily due to lower volume due to the COVID-19 outbreak, lower aluminum prices and utilities (due to both lower volumes and cost savings from our North American plant investments in 2019 to use electricity from the secondary market), a weaker Euro and reduced North American fixed costs related to ending manufacturing activities at our Fayetteville, Arkansas location in the fourth quarter of 2019.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2020 were $12.5 million, or 4.2 percent of net sales, compared to SG&A expense of $14.5 million, or 4.1 percent of net sales, for same period in 2019 due to lower management compensation costs.

Impairment of Goodwill and Indefinite-lived Intangibles

For the first quarter of 2020, we recognized a goodwill and indefinite-lived intangible asset impairment charge totaling $193.6 million relating to our European reporting unit (refer to Note 8, “Goodwill and Other Intangible Assets” in the notes to the condensed consolidated financial statements).

Net Interest Expense

Net interest expense for the first quarter of 2020 was $11.9 million compared to net interest expense of $11.9 million for same period in 2019.

Other Income (Expense)

Other income was $1.3 million for the first quarter of 2020 compared to other income of $0.1 million for same period in 2019. The other income in the first quarter of 2020 was primarily driven by a foreign exchange gain.

Income Tax (Provision) Benefit

The income tax benefit for the quarter ended March 31, 2020 was $3.5 million on a pre-tax loss of $193.5 million, representing an effective income tax rate benefit of 1.8 percent. The effective tax rate was lower than the statutory rate primarily due to the mix of earnings among tax jurisdiction, recognition of a valuation allowance on non-deductible interest and the impairment of goodwill for which there is no corresponding tax benefit. The income tax provision for the quarter ended March 31, 2019 was $4.9 million on pre-tax income of $6.9 million primarily due to the effects of U.S. taxation of foreign earnings under Global Intangible Low-Tax Income (“GILTI”) provisions, and a valuation allowance on non-deductible interest, offset with a benefit due to the mix of earnings among tax jurisdictions.

Net Income (Loss)

Net loss for the first quarter of 2020 was $190.1 million, or a loss of $7.84 per diluted share, compared to a net income of $2.0 million, or a loss of $0.24 per diluted share, for the same period in 2019.

Segment Sales and Income from Operations

	Three Months Ended
	March 31, 2020	March 31, 2019	Change
(Dollars in thousands)
Selected data
Net Sales
North America	$155,551	$185,116	$(29,565)
Europe	145,561	172,577	(27,016)
Total net sales	$301,112	$357,693	$(56,581)
Income from Operations
North America	$6,109	$6,199	$(90)
Europe	(189,124)	12,440	(201,564)
Total income from operations	$(183,015)	$18,639	$(201,654)

North America

Net sales for our North American segment for the first quarter of 2020 decreased 16.0 percent, compared to the same period in 2019 primarily due to a 15.4 percent decrease in volumes, of which approximately 69 percent is attributable to COVID-19, and lower aluminum prices, partially offset by improved product mix comprised of larger diameter wheels and premium wheel finishes. The decline in unit shipments was primarily due to lower production by Superior’s key customers during the quarter. U.S. and Mexico sales as a percentage of North America total sales were approximately 10.4 percent and 89.6 percent, respectively, for the quarter ended March 31, 2020, which compares to 15.3 percent and 84.7 percent for the same period of the prior year. The change in North American sales by country is due to ending manufacturing activities at our Fayetteville, Arkansas location in the fourth quarter of 2019. North American segment income from operations for the three months ended March 31, 2020 was comparable to the prior year, despite reduced volumes, due to favorable product mix, utilities savings associated with plant investments made in 2019 to use electricity from the secondary market and reduced fixed cost related to our Fayetteville, Arkansas location.

Europe

Net sales for our European segment for the first quarter of 2020 decreased 15.7 percent, compared to the same period in 2019, primarily due to a 13.5 percent decrease in volumes, of which approximately 77 percent is attributable to COVID-19, lower aluminum prices and a weaker Euro, partially offset by improved product mix comprised of larger diameter wheels and premium finishes. The decline in unit shipments was primarily due to lower production by Superior’s key customers during the quarter. European segment sales in Germany and Poland were approximately 34.4 percent and 65.6 percent, respectively, during the quarter ended March 31, 2020, which compares to 37.1 percent and 62.9 percent for the same period of the prior year. European segment income from operations for the first quarter in 2020 decreased primarily due to the goodwill and indefinite-lived intangible asset impairment noted above and lower shipment volumes, which was partially offset by favorable mix.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2020, our cash and cash equivalents totaled $282.2 million compared to $53.6 million and $77.9 million at March 31, 2019 and December 31, 2019, respectively. Our sources of liquidity primarily include cash, cash equivalents and short-term investments, net cash provided by operating activities, and borrowings under available debt facilities, factoring arrangements for trade receivables and, from time to time, other external sources of funds. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $279.0 million and 2.0:1.0, respectively, at March 31, 2020, versus $163.1 million and 1.9:1.0 at December 31, 2019.

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

In connection with the acquisition of our European operations, we entered into several debt and equity financing arrangements during 2017. On March 22, 2017, we entered into a USD Senior Secured Credit facility (“USD SSCF”) consisting of a $400.0 million Senior Secured Term Loan Facility (“Term Loan Facility”) and a $160.0 million Revolving Credit Facility (“Revolving Credit Facility”). On May 22, 2017, we issued 150,000 shares of redeemable preferred stock to TPG Growth III Sidewall, L.P. (“TPG”) for an aggregate purchase price of $150.0 million. On June 15, 2017, we issued €250.0 million aggregate principal amount of 6.00% Senior Notes due June 15, 2025 (“Notes”). As part of the European business acquisition, we assumed $70.7 million of outstanding debt, including a European Revolving Credit Facility (“EUR SSCF”).

On January 31, 2020, the available borrowing limit of the EUR SSCF was increased from €45.0 million to €60.0 million. All other terms of the EUR SSCF remained unchanged. In addition, the European business entered into equipment loan agreements totaling $13.4 million (€12.0 million) in the fourth quarter of 2019, and the Company has drawn down $11.7 million on these loans as of March 31, 2020.

As a result of the onset of the COVID 19 pandemic and the ensuing economic uncertainty and to maintain and enhance our liquidity during customers’ announced shutdown periods, we have:

•	reduced both the CEO’s base salary and the cash compensation of the non-employee Board of Directors members to $0 for April and May
•	implemented salary reductions, layoffs, furloughs and reduced selected employee benefits across our global workforce in accordance with local laws and regulations
•	put on hold all non-critical capital expenditures
•	reduced purchases of direct materials
•	eliminated discretionary spending
•	drawn $156.0 million on our U.S. Revolving Credit Facility
•	drawn on our European Revolving Credit Facility and the outstanding balance on our European Revolving Credit Facility was $51.9 million (or €47 million) as of March 31, 2020
•	implemented regional cash disbursement councils, comprised of cross-functional leaders, who review and approve all cash disbursements, and
•	established an on-going communication protocol with our key suppliers and vendors to negotiate mutually acceptable credit terms and monitor productive material availability within our supply chain.

Both of our revolving credit facilities mature in May 2022, and based on various forecasted scenarios, Superior does not, at this time, anticipate any issues meeting the financial covenants under these facilities. The Company has no other significant funded debt obligations until May 2024.

Balances outstanding under the Term Loan Facility, Notes, the Revolving Credit Facility, EUR SSCF and equipment loans as of March 31, 2020 were $349.2 million, $239.8 million, $156.0 million, $51.9 million and $24.3 million, respectively. The redeemable preferred stock amounted to $165.4 million as of March 31, 2020.

To further bolster our liquidity position, we are applying for various COVID-19 related subsidies, tax benefits and low-interest rate loans available to us.

The following table summarizes the cash flows from operating, investing and financing activities as reflected in the consolidated statements of cash flows.

	Three Months Ended
	March 31, 2020	March 31, 2019	Change
(Dollars in thousands)
Net cash provided by operating activities	$31,313	$28,691	$2,622
Net cash used in investing activities	(13,865)	(11,931)	(1,934)
Net cash provided by (used in) financing activities	189,049	(8,647)	197,696
Effect of exchange rate changes on cash	(2,261)	(1,938)	(323)
Net increase (decrease) in cash and cash equivalents	$204,236	$6,175	$198,061

Operating Activities

Net cash provided by operating activities was $31.3 million for the first three months of 2020 and $28.7 million for the same period in 2019. The increase in cash flow provided by operating activities was mainly due to favorable working capital, including increased accounts receivable factoring and increased payables due to improved terms with aluminum suppliers, partially offset by inventory builds to prepare for our customers’ return to production.

Investing Activities

Net cash used in investing activities was $13.9 million for the first three months of 2020 compared to $11.9 million for the same period in 2019. Net cash used in investing activities was lower in 2019 due to inclusion of certain other cash inflows not realized in 2020.

Financing Activities

Net cash provided by financing activities was $189.0 million for the first three months of 2020 compared to a use of cash of $8.6 million for the same period in 2019. This increase was primarily due to the draws on our revolving credit facilities in both Europe and North America, and proceeds from the new European equipment loans, partially offset by increased repayments on the Term Loan.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no significant off-balance sheet arrangements other than factoring of $55.3 million of our trade receivables.

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

The following table reconciles our net sales, the most directly comparable U.S. GAAP financial measure, to our value added sales:

	Three Months Ended
	March 31, 2020	March 31, 2019
(Dollars in thousands)
Net sales	$301,112	$357,693
Less: aluminum value and outside service provider costs	(131,021)	(164,891)
Value added sales	$170,091	$192,802

The following table reconciles our net income, the most directly comparable U.S. GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended
	March 31, 2020	March 31, 2019
(Dollars in thousands)
Net income (loss)	$(190,082)	$1,950
Interest expense, net	11,850	11,873
Income tax provision (benefit)	(3,460)	4,943
Depreciation	18,255	16,554
Amortization	6,137	6,777
Impairment of goodwill and indefinite-lived intangibles	193,641	—
Integration, restructuring, factoring fees and other (1)	3,189	1,123
Adjusted EBITDA	$39,530	$43,220
Adjusted EBITDA as a percentage of net sales	13.1%	12.1%
Adjusted EBITDA as a percentage of value added sales	23.2%	22.4%

(1)

In the first quarter of 2020, we incurred approximately $3.0 million of restructuring costs comprised of on-going fixed costs associated with our Fayetteville, Arkansas, location and relocation and installation costs on repurposed machinery, and $0.2 million of accounts receivables factoring fees. In the first quarter of 2019, we incurred approximately $0.5 million in integration costs, $0.8 million of restructuring costs and $0.4 million of accounts receivables factoring fees, offset by $0.6 million change in fair value of redeemable preferred stock embedded derivative liability.

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

Impairment of Goodwill –Goodwill and indefinite-lived intangible assets, such as certain trade names, are not amortized, but are instead evaluated for impairment annually at the end of the fiscal year, or more frequently if events or circumstances indicate that impairment may be more likely than not.

At March 31, 2020, the impact of the COVID-19 developments and uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets and is having a widespread adverse effect on the automotive industry, including reductions in both consumer demand and OEM automotive production. In response, our key customers temporarily closed nearly all production facilities in Europe and North America (our primary markets) during the quarter ended March 31, 2020. As a result, we concluded that an interim test of our goodwill was required. More specifically, the Company concluded that the following events and circumstances, in the aggregate, indicated that it was more likely than not that the carrying value of our European reporting unit exceeded its fair value: (1) our European reporting unit’s carrying value was effectively set to fair value at December 31, 2019, due to the $102.2 million impairment charges to goodwill and indefinite-lived intangibles, (2) lower forecasted 2020 industry production volumes for Western and Central Europe, including those for our primary European customers, due to OEM shutdowns to mitigate COVID-19 spread and subsequent reduced production levels over the remainder of the year, as compared to our prior production forecasts (including estimates used in our 2019 assessment), and (3) the volatility in financial markets that has both increased European interest rates due to rising credit spreads and risk premiums and lowered median European automotive market multiples. Based on the results of our quantitative analysis, we recognized a non-cash goodwill impairment charge equal to the remaining goodwill balance of $182.6 million since the carrying value exceeded the fair value of the European reporting unit by more than the amount of the goodwill balance at March 31, 2020. This impairment was recognized as a separate charge (together with the indefinite-lived intangible asset trade name) included in income (loss) from operations.

We utilized both an income and a market approach, weighted 75 percent and 25 percent respectively, to determine the fair value of the European reporting unit as part of our goodwill impairment assessment. The income approach is based on projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The discount rate used is the weighted average of an estimated cost of equity and of debt (“weighted average cost of capital”). The weighted average cost of capital is adjusted as necessary to reflect risk associated with the business of the European reporting unit. Financial projections are based on estimated production volumes, product prices and expenses, including raw material cost, wages, energy and other expenses. Other significant assumptions include terminal value cash flow and growth rates, future capital expenditures and changes in future working capital requirements. The market approach is based on the observed ratios of enterprise value to earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. The market approach fair value is determined by multiplying historical and anticipated financial metrics of the European reporting unit by the EBITDA pricing multiples derived from comparable, publicly traded companies.

At March 31, 2020, we determined that the carrying value of the European reporting unit exceeded its fair value by an amount greater than the remaining goodwill balance. The decline in fair value was primarily due to significantly lower market multiples and increased discount rates, as well as further declines in forecasted industry production volumes in Western and Central Europe as a result of the COVID-19 pandemic and consequent economic instability. Forecasted revenues, EBITDA and cash flow for the European reporting unit also declined as compared to the prior year long-range plan due to lower forecasted industry production volumes which adversely impacted fair value under both the income and market approaches. In determining the fair value, the Company weighted the income and market approaches, 75 percent and 25 percent, respectively. Significant assumptions used under the income approach included a weighted average cost of capital (WACC) of 12.0 percent and a long-term growth rate of 1.5 percent, as compared to 10.0 percent and 2.0 percent, respectively, used in the 2019 assessment. In determining the WACC, management considered the level of risk inherent in the cash flow projections and current market conditions, including the significant increase in credit spreads and systemic market and Company specific risk premiums. The decline in the fair value under the market approach is attributable to the decline in the average EBITDA market multiple (4.9X EBITDA in 2020, 5.7X EBITDA in 2019) and lower forecasted EBITDA, as compared to the 2019 assessment.  The use of these unobservable inputs results in classification of the fair value estimate as a Level 3 measurement in the fair value hierarchy. A considerable amount of management judgment and assumptions are required in performing the quantitative impairment test, principally related to determining the fair value of the reporting unit. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair value.

Impairment of Intangible Assets – Intangible assets include both finite and indefinite-lived intangible assets. Finite-lived intangible assets consist of brand names, technology and customer relationships. Finite-lived intangible assets are amortized on a straight-line over their estimated useful lives (since the pattern in which the asset will be consumed cannot be reliably determined). Indefinite-lived intangible assets, excluding goodwill, consist of trade names associated with our aftermarket business.  In the first quarter of 2020, we recognized a non-cash impairment charge of $11.0 million related to our aftermarket trade name indefinite-lived intangible asset which was primarily attributable to a further decline in forecasted aftermarket revenues and a decline in associated profitability (refer to Note 8, “Goodwill and Other Intangible Assets” in the notes to condensed consolidated financial statements in Item 1, “Financial Statements and Supplementary Data” in this Quarterly Report for further discussion of asset impairments).

Also see Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2019 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, we believe all such matters are adequately provided for, covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position. See also under Item 1A, “Risk Factors - We are from time to time subject to litigation, which could adversely impact our financial condition or results of operations” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A. Risk Factors

In light of the recent events surrounding COVID-19 and our possible de-listing from the NYSE, we are adding the below risk factors entitled “The COVID-19 pandemic has disrupted, and may continue to disrupt our business, which we expect will have a material adverse impact on our business, results of operations and financial condition”  and “A delisting of our common stock from the NYSE could reduce the liquidity and market price of our common stock; reduce the number of investors and analysts that cover our common stock; limit our ability to issue additional shares, and damage our reputation which could have a material adverse impact on our business, results of operations and financial condition.  In addition, a delisting of our common stock from the NYSE could cause a redemption of some or all of our outstanding redeemable preferred stock which would negatively impact our liquidity” to the risk factors as previously disclosed in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2019. Other than as set forth below, there have been no material changes to the risk factors set forth in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2019. However, many of the risk factors set forth in our Form 10-K for the year ended December 31, 2019 are, and will continue to be, exacerbated by the COVID-19 pandemic and any resulting worsening of the economic environment.

The COVID-19 pandemic has disrupted, and may continue to disrupt our business, which we expect will have a material adverse impact on our business, results of operations and financial condition.

The ongoing COVID-19 pandemic has caused a widespread health crisis, resulting in an economic downturn and government imposed measures to reduce the spread of COVID-19. In Europe and North America (our primary markets), federal, state and local governments have either recommended or mandated actions to slow the transmission of COVID-19. Most U.S. states and most countries have implemented shelter-in-place orders, quarantines, significant restrictions on travel, as well as work restrictions that prohibit non-essential employees from going to work. The impact of COVID-19 and uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets and is having a widespread adverse effect on the automotive industry. Specific risks to our Company associated with the COVID-19 pandemic include the following:

•	reductions in both consumer demand for vehicles and OEM automotive production may decrease demand for our products
•

OEMs may shift production to lower trim-levels or delay new product launches that result in the manufacture of less expensive light-vehicle products, which generally would decrease demand for our larger and/or premium wheel finishes that have higher average profit margins

•	OEMs may adjust their supply chains to eliminate reliance on certain suppliers, including Superior, based on credit rating agencies’ assessments of suppliers
•	further deterioration of worldwide credit and financial markets could limit our ability to factor customer receivables, or end-consumers’ ability to obtain financing to purchase new vehicles
•

the uncertainties associated with COVID-19 impacts on the automotive sector coupled with our negative equity position and a NYSE de-listing notification (as described below), may result in a decrease in (or elimination of) credit insurance available to our European and North American suppliers causing adverse payment term changes with our suppliers

•	disruptions to our supply chain in connection with the sourcing of materials and equipment from efforts to contain the spread of COVID-19
•

negative impacts to our operations, including reductions in production levels and increased costs resulting from our efforts to mitigate the impact of COVID-19 and to protect our employees’ health and well-being, and

•	the occurrence of COVID-19 incidents at our customers’ facilities or in our facilities may interrupt our customers’ and our ability to fully resume operations for an indeterminate period of time.

The ultimate impact that COVID-19 will have on our business, results of operations and financial condition will depend on a number of evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, OEMs, suppliers, customers and individuals’ actions that have been and continue to be taken in response to the pandemic and the impact of the pandemic on economic activity and actions taken in response to such impact by the OEMs’ suppliers and customers.

A delisting of our common stock from the NYSE could reduce the liquidity and market price of our common stock; reduce the number of investors and analysts that cover our common stock; limit our ability to issue additional shares, and damage our reputation which could have a material adverse impact on our business, results of operations and financial condition.  In addition, a delisting of our common stock from the NYSE could cause a redemption of some or all of our outstanding redeemable preferred stock which would negatively impact our liquidity.

We are required under the NYSE continued listing standards to maintain a market capitalization of at least $50 million, over a consecutive 30 trading-day period, and maintain stockholders’ equity of at least $50 million. Currently, our market capitalization has been less than $50 million over a consecutive 30-day trading period and our stockholders’ equity is less than the minimum threshold. As a result, we expect the NYSE will send us notification that we are not in compliance with the NYSE continued listing standards. In response, we will have an opportunity to submit a plan to the NYSE to cure the deficiency and if the NYSE accepts our plan, we will have 18 months to cure the deficiency.  In the event that the NYSE does not accept our compliance plan or we are unable to cure the deficiency, our stock may be delisted from the NYSE.

A delisting of our common stock could have a material adverse impact on our business, results of operations and financial condition by, among other things:

•	reducing the liquidity and market price of our common stock
•	reducing the number of investors, including institutional investors, willing to hold or acquire our common stock, which could negatively impact our ability to raise equity
•	decreasing the amount of news and analyst coverage relating to us
•	limiting our ability to issue additional securities, obtain additional financing or pursue strategic restructuring, refinancing or other transactions, and
•	impacting our reputation and, as a consequence, our ability to attract new business.

In addition, the holder of our redeemable preferred stock has the right to redeem all of the outstanding shares of redeemable preferred stock if our common stock is delisted from the NYSE. If we are delisted from the NYSE and the holder exercises its right to redeem all of the outstanding shares of redeemable preferred stock, we would be required to: (1) increase the then carrying value of the redeemable preferred stock to the $300 million redemption value through a corresponding charge (decrease) to our retained earnings, and (2) make a redemption payment in any amount up to $300 million if our Board determined, under Delaware law, that there was a “surplus” to fund a full or partial redemption and such payment would not render us insolvent.  The shares of preferred stock that have not been redeemed would continue to receive a dividend of 9% per annum on the Stated Value, as defined in the Certificate of Designations, until such shares of preferred stock are redeemed. A redemption payment, if required, for some or all of our outstanding shares of preferred stock would negatively impact our liquidity and could adversely affect our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1

Amendment Agreement, dated April 6, 2020, to Executive Employment Agreement, dated March 28, 2019, between Superior Industries International, Inc. and Majdi B. Abulaban, including forms of award agreements to be granted under the Inducement Plan.*

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of Majdi B. Abulaban, President and Chief Executive Officer, and Matti M. Masanovich, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Filed herewith.
**	Submitted electronically with the Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date: May 8, 2020	/s/ Majdi B. Abulaban
Majdi B. Abulaban President and Chief Executive Officer

Date: May 8, 2020	/s/ Matti M. Masanovich
Matti M. Masanovich Executive Vice President and Chief Financial Officer