Form 10-Q
period 2020-06-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2020-08-05
CIK 95552

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of July 29, 2020: 25,591,930

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
NET SALES	$144,835	$352,499	$445,947	$710,192
Cost of sales	167,676	312,504	445,627	637,075
GROSS (LOSS) PROFIT	(22,841)	39,995	320	73,117
Selling, general and administrative expenses	11,276	15,964	23,811	30,447
Impairment of goodwill and indefinite-lived intangibles	—	—	193,641	—
(LOSS) INCOME FROM OPERATIONS	(34,117)	24,031	(217,132)	42,670
Interest expense, net	(12,184)	(11,852)	(24,034)	(23,725)
Other (expense) income, net	(670)	2,632	653	2,759
(LOSS) INCOME BEFORE INCOME TAXES	(46,971)	14,811	(240,513)	21,704
Income tax benefit (provision)	3,753	(7,541)	7,213	(12,484)
NET (LOSS) INCOME	$(43,218)	$7,270	$(233,300)	$9,220
LOSS PER SHARE – BASIC	$(2.00)	$(0.04)	$(9.81)	$(0.27)
LOSS PER SHARE – DILUTED	$(2.00)	$(0.04)	$(9.81)	$(0.27)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net (loss) income	$(43,218)	$7,270	$(233,300)	$9,220
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	9,443	8,033	(26,090)	684
Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	19,673	2,130	(38,752)	8,544
Tax (provision) benefit	(4,375)	(274)	8,753	(1,762)
Change in unrecognized gains (losses) on derivative instruments, net of tax	15,298	1,856	(29,999)	6,782
Defined benefit pension plan:
Amortization of actuarial losses on pension obligations	72	53	144	105
Tax (provision)	(13)	(11)	(30)	(22)
Pension changes, net of tax	59	42	114	83
Other comprehensive income (loss), net of tax	24,800	9,931	(55,975)	7,549
Comprehensive (loss) income	$(18,418)	$17,201	$(289,275)	$16,769

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$130,732	$77,927
Accounts receivable, net	61,249	76,786
Inventories, net	149,450	168,470
Income taxes receivable	4,226	4,630
Other current assets	16,774	26,375
Total current assets	362,431	354,188
Property, plant and equipment, net	502,393	529,282
Deferred income tax assets, net	48,365	38,607
Goodwill	—	184,832
Intangibles, net	113,795	137,078
Other non-current assets	58,973	67,880
Total assets	$1,085,957	$1,311,867
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,726	$123,112
Short-term debt	58,297	4,010
Accrued expenses	63,905	60,845
Income taxes payable	3,530	3,148
Total current liabilities	216,458	191,115
Long-term debt (less current portion)	655,526	611,025
Non-current income tax liabilities	6,953	6,523
Deferred income tax liabilities, net	—	12,369
Other non-current liabilities	88,743	71,640
Commitments and contingent liabilities (Note 17)	—	—
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized - 1,000,000 shares
Issued and outstanding – 150,000 shares outstanding at June 30, 2020 and December 31, 2019	169,935	160,980
European non-controlling redeemable equity	1,518	6,525
Shareholders’ equity (deficit):
Common stock, $0.01 par value
Authorized - 100,000,000 shares
Issued and outstanding – 25,591,930 and 25,128,158 shares at June 30, 2020 and December 31, 2019	93,541	93,331
Accumulated other comprehensive loss	(156,053)	(100,078)
Retained earnings	9,336	258,437
Total shareholders’ equity (deficit)	(53,176)	251,690
Total liabilities, mezzanine equity and shareholders’ equity (deficit)	$1,085,957	$1,311,867

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(233,300)	$9,220
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48,316	46,673
Income tax, non-cash changes	(13,975)	1,582
Impairment of goodwill and indefinite-lived intangibles	193,641	—
Stock-based compensation	210	1,917
Amortization of debt issuance costs	2,261	2,456
Other non-cash items	(2,456)	(1,630)
Changes in operating assets and liabilities:
Accounts receivable	9,839	(22,538)
Inventories	17,053	(2,660)
Other assets and liabilities	1,186	12,574
Accounts payable	(31,276)	10,655
Income taxes	1,366	11,382
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(7,135)	69,631
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(22,761)	(28,665)
Other investing activities	—	9,631
NET CASH USED IN INVESTING ACTIVITIES	(22,761)	(19,034)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	11,690	—
Repayments of debt	(24,066)	(24,183)
Cash dividends paid	(6,767)	(12,910)
Purchase of non-controlling redeemable shares	(4,938)	(1,411)
Payments related to tax withholdings for stock-based compensation	—	(108)
Proceeds from borrowings on revolving credit facility	213,825	43,800
Repayments of borrowings on revolving credit facility	(106,992)	(43,800)
Other financing activities	(547)	(654)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	82,205	(39,266)
Effect of exchange rate changes on cash	496	(1,872)
Net increase in cash and cash equivalents	52,805	9,459
Cash and cash equivalents at the beginning of the period	77,927	47,464
Cash and cash equivalents at the end of the period	$130,732	$56,923

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

For the six months ended June 30, 2019

(Unaudited)	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2018	25,019,237	$87,723	$(3,205)	$(3,000)	$(99,290)	$391,037	$373,265
Net income	—	—	—	—	—	9,220	9,220
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	6,782	—	—	—	6,782
Change in employee benefit plans, net of taxes	—	—	—	83	—	—	83
Net foreign currency translation adjustment	—	—	—	—	684	—	684
Common stock issued, net of shares withheld for employee taxes	95,361	—	—	—	—	—	—
Stock-based compensation	—	1,809	—	—	—	—	1,809
Cash dividend declared ($0.09 per common share)	—	—	—	—	—	(4,582)	(4,582)
Redeemable preferred 9% dividend, participating dividend and accretion	—	—	—	—	—	(15,688)	(15,688)
European non-controlling redeemable equity dividend	—	—	—	—	—	(383)	(383)
BALANCE AT JUNE 30, 2019	25,114,598	$89,532	$3,577	$(2,917)	$(98,606)	$379,604	$371,190

For the three months ended June 30, 2019

(Unaudited)	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT MARCH 31, 2019	25,073,360	$88,119	$1,721	$(2,959)	$(106,639)	$382,772	$363,014
Net income	—	—	—	—	—	7,270	7,270
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	1,856	—	—	—	1,856
Change in employee benefit plans, net of taxes	—	—	—	42	—	—	42
Net foreign currency translation adjustment	—	—	—	—	8,033	—	8,033
Common stock issued, net of shares withheld for employee taxes	41,238	—	—	—	—	—	—
Stock-based compensation	—	1,413	—	—	—	—	1,413
Cash dividend declared ($0.09 per common share)	—	—	—	—	—	(2,259)	(2,259)
Redeemable preferred 9% dividend, participating dividend and accretion	—	—	—	—	—	(7,917)	(7,917)
European non-controlling redeemable equity dividend	—	—	—	—	—	(262)	(262)
BALANCE AT JUNE 30, 2019	25,114,598	$89,532	$3,577	$(2,917)	$(98,606)	$379,604	$371,190

For the six months ended June 30, 2020

(Unaudited)	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2019	25,128,158	$93,331	$9,951	$(5,571)	$(104,458)	$258,437	$251,690
Net (loss)	—	—	—	—	—	(233,300)	(233,300)
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	(29,999)	—	—	—	(29,999)
Change in employee benefit plans, net of taxes	—	—	—	114	—	—	114
Net foreign currency translation adjustment	—	—	—	—	(26,090)	—	(26,090)
Common stock issued, net of shares withheld for employee taxes	463,772	—	—	—	—	—	—
Stock-based compensation	—	210	—	—	—	—	210
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(15,755)	(15,755)
European non-controlling redeemable equity dividend	—	—	—	—	—	(46)	(46)
BALANCE AT JUNE 30, 2020	25,591,930	$93,541	$(20,048)	$(5,457)	$(130,548)	$9,336	$(53,176)

For the three months ended June 30, 2020

(Unaudited)	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT MARCH 31, 2020	25,474,477	$92,678	$(35,346)	$(5,516)	$(139,991)	$60,485	$(27,690)
Net (loss)	—	—	—	—	—	(43,218)	(43,218)
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	15,298	—	—	—	15,298
Change in employee benefit plans, net of taxes	—	—	—	59	—	—	59
Net foreign currency translation adjustment	—	—	—	—	9,443	—	9,443
Common stock issued, net of shares withheld for employee taxes	117,453	—	—	—	—	—	—
Stock-based compensation	—	863	—	—	—	—	863
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(7,905)	(7,905)
European non-controlling redeemable equity dividend	—	—	—	—	—	(26)	(26)
BALANCE AT JUNE 30, 2020	25,591,930	$93,541	$(20,048)	$(5,457)	$(130,548)	$9,336	$(53,176)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

Superior Industries International, Inc.’s (referred herein as the “Company,” “Superior,” or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (OEMs) in North America and Europe and aftermarket distributors in Europe. We employ approximately 7,600 employees, operating in eight manufacturing facilities in North America and Europe with a combined annual manufacturing capacity of approximately 20 million wheels. We are one of the largest suppliers to global OEMs and we believe we are the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels accounted for approximately 92 percent of our sales in the first half of 2020 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Daimler AG Company (Mercedes-Benz, AMG, Smart), FCA, Ford, GM, Honda, Jaguar-Land Rover, Mazda, Mitsubishi, Nissan, PSA, Renault, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We also sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a global presence and diversified customer base consisting of North American, European and Asian OEMs. We have determined that our North American and European operations should be treated as separate reportable segments as further described in Note 5, “Business Segments.”

Presentation of Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC’s requirements for quarterly reports on Form 10-Q and U.S. Generally Accepted Accounting Principles (“GAAP”) and, in our opinion, contain all adjustments, of a normal and recurring nature, which are necessary for fair presentation of (i) the condensed consolidated statements of income (loss) for the three and six-month periods ended June 30, 2020 and June 30, 2019, (ii) the condensed consolidated statements of comprehensive income (loss) for the three and six-month periods ended June 30, 2020 and June 30, 2019, (iii) the condensed consolidated balance sheets at June 30, 2020 and December 31, 2019, (iv) the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2020 and June 30, 2019, and (v) the condensed consolidated statements of shareholders’ equity (deficit) for the three and six-month periods ended June 30, 2020 and June 30, 2019. This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (“SEC”) in our 2019 Annual Report on Form 10-K.

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

Cash Paid for Interest and Taxes and Non-Cash Investing Activities

Cash paid for interest was $21.5 million and $21.6 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Net cash income taxes paid was $5.4 million and $2.9 million for the six months ended June 30, 2020 and June 30, 2019, respectively. As of June 30, 2020 and June 30, 2019, $2.9 million and $18.1 million, respectively, of equipment had been purchased but not yet paid and was included in accounts payable in our condensed consolidated balance sheets.

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

ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In March 2020, the FASB issued ASU 2020-04 entitled “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides temporary optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The relief provided by this guidance is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform initiatives being undertaken in an effort to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The optional amendments of this guidance are effective for all entities upon adoption. We are currently assessing the impact of this new standard on our financial statements and disclosures.

NOTE 2 – REVENUE

In accordance with ASC 606, “Revenue from Contracts with Customers,” the Company disaggregates revenue from contracts with customers into our operating segments, North America and Europe. Revenues by segment for the three and six-month periods ended June 30, 2020 and 2019 are summarized in Note 5, “Business Segments.”

The Company’s customer receivables and current and long-term contract liabilities balances as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

	June 30, 2020	December 31, 2019	Change
Customer receivables	$56,417	$68,283	$(11,866)
Contract liabilities—current	8,574	5,880	2,694
Contract liabilities—noncurrent	14,405	13,577	828

NOTE 3 – FAIR VALUE MEASUREMENTS

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, while other assets and liabilities are measured at fair value on a nonrecurring basis, such as an asset impairment. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

The following tables categorize items measured at fair value at June 30, 2020 and December 31, 2019:

		Fair Value Measurement at Reporting Date Using
June 30, 2020		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$6,711	$—	$6,711	$—
Total	$6,711	$—	$6,711	$—
Liabilities			.
Derivative contracts	$35,155	$—	$35,155	$—
Total	$35,155	$—	$35,155	$—

		Fair Value Measurement at Reporting Date Using
December 31, 2019		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$21,973	$—	$21,973	$—
Total	$21,973	$—	$21,973	$—
Liabilities
Derivative contracts	$8,709	$—	$8,709	$—
Total	$8,709	$—	$8,709	$—

Debt Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices of these securities (Level 2 input based on the U.S. GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below:

	June 30, 2020	December 31, 2019
(Dollars in thousands)
Estimated aggregate fair value	$648,959	$606,093
Aggregate carrying value (1)	727,163	630,635

(1)	Long-term debt excluding the impact of unamortized debt issuance costs.

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

We record all derivatives in the condensed consolidated balance sheets at fair value. Our accounting treatment for these instruments is based on the hedge designation. Gains or losses on derivatives that are designated as hedging instruments are recorded in accumulated other comprehensive income (loss) (“AOCI”) until the hedged item is recognized in earnings, at which point accumulated gains or losses will be recognized in earnings and classified with the underlying hedged transaction. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates. The Company has derivatives that are designated as hedging instruments as well as derivatives that do not qualify for designation as hedging instruments.

The following tables display the fair value of derivatives by balance sheet line item at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$1,179	$1,968	$7,730	$15,043
Foreign exchange forward contracts not designated as hedging instruments	3,111	—	115	—
Aluminum forward contracts designated as hedging instruments	—	—	396	—
Natural gas forward contracts designated as hedging instruments	327	126	231	453
Interest rate swap contracts designated as hedging instruments	—	—	4,973	6,214
Total derivative financial instruments	$4,617	$2,094	$13,445	$21,710

	December 31, 2019
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$7,808	$12,821	$60	$100
Foreign exchange forward contracts not designated as hedging instruments	1,196	—	554	—
Aluminum forward contracts designated as hedging instruments	60	—	127	—
Natural gas forward contracts designated as hedging instruments	81	7	1,312	727
Interest rate swap contracts designated as hedging instruments	—	—	2,304	3,525
Total derivative financial instruments	$9,145	$12,828	$4,357	$4,352

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	June 30, 2020		December 31, 2019
	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign currency forward contracts designated as hedging instruments	$420,799	$(19,626)	$449,181	$20,469
Foreign exchange forward contracts not designated as hedging instruments	58,455	2,996	73,491	642
Aluminum forward contracts designated as hedging instruments	6,150	(396)	9,405	(67)
Natural gas forward contracts designated as hedging instruments	6,058	(231)	5,816	(1,951)
Interest rate swap contracts designated as hedging instruments	235,000	(11,187)	260,000	(5,829)
Total derivative financial instruments	$726,462	$(28,444)	$797,893	$13,264

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

The following tables summarize the gain or loss recognized in AOCI as of June 30, 2020 and 2019, the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the three and six months ended June 30, 2020 and 2019:

Three Months Ended June 30, 2020	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$15,298	$(3,980)	$1,692
Total	$15,298	$(3,980)	$1,692

Six Months Ended June 30, 2020	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$(29,999)	$(5,094)	$(3,747)
Total	$(29,999)	$(5,094)	$(3,747)

Three Months Ended June 30, 2019	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$1,856	$878	$56
Total	$1,856	$878	$56

Six Months Ended June 30, 2019	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$6,782	$1,714	$1,740
Total	$6,782	$1,714	$1,740

NOTE 5 - BUSINESS SEGMENTS

The North American and European businesses represent separate operating segments in view of significantly different markets, customers and products in each of these regions. Within each of these regions, markets, customers, products and production processes are similar and production can be transferred between production facilities. Moreover, our business within each region leverages common systems, processes and infrastructure. Accordingly, North America and Europe comprise the Company’s reportable segments.

(Dollars in thousands)	Net Sales		Income from Operations
Three Months Ended	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
North America	$58,916	$180,402	$(19,792)	$11,827
Europe	85,919	172,097	(14,325)	12,204
	$144,835	$352,499	$(34,117)	$24,031

(Dollars in thousands)	Depreciation and Amortization		Capital Expenditures
Three Months Ended	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
North America	$8,420	$7,950	$5,876	$4,435
Europe	15,504	15,392	3,020	10,838
	$23,924	$23,342	$8,896	$15,273

(Dollars in thousands)	Net Sales		Income from Operations
Six Months Ended	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
North America	$214,467	$365,518	$(13,683)	$18,026
Europe	231,480	344,674	(203,449)	24,644
	$445,947	$710,192	$(217,132)	$42,670

(Dollars in thousands)	Depreciation and Amortization		Capital Expenditures
Six Months Ended	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
North America	$17,225	$15,816	$12,436	$10,563
Europe	31,091	30,857	10,325	18,102
	$48,316	$46,673	$22,761	$28,665

(Dollars in thousands)	Property, Plant and Equipment, net		Goodwill and Intangible Assets
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
North America	$215,110	$237,372	$—	$—
Europe	287,283	291,910	113,795	321,910
	$502,393	$529,282	$113,795	$321,910

(Dollars in thousands)	Total Assets
	June 30, 2020	December 31, 2019
North America	$434,774	$484,689
Europe	651,183	827,178
	$1,085,957	$1,311,867

Geographic information

Net sales by geographic location are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
(Dollars in thousands)
Net sales:
U.S.	$3,619	$26,466	$19,796	$54,722
Mexico	55,297	153,936	194,671	310,796
Germany	33,726	57,189	83,764	121,237
Poland	52,193	114,908	147,716	223,437
Consolidated net sales	$144,835	$352,499	$445,947	$710,192

NOTE 6 - INVENTORIES

	June 30, 2020	December 31, 2019
(Dollars in thousands)
Raw materials	$34,406	$44,245
Work in process	36,917	40,344
Finished goods	78,127	83,881
Inventories, net	$149,450	$168,470

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $9.7 million and $10.6 million at June 30, 2020 and December 31, 2019, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

	June 30, 2020	December 31, 2019
(Dollars in thousands)
Land and buildings	$161,539	$158,907
Machinery and equipment	807,319	856,961
Leasehold improvements and others	11,195	12,173
Construction in progress	42,279	30,179
	1,022,332	1,058,220
Accumulated depreciation	(519,939)	(528,938)
Property, plant and equipment, net	$502,393	$529,282

Depreciation expense for the three and six months ended June 30, 2020 was $17.8 million and $36.1 million, respectively. Depreciation expense for the three and six months ended June 30, 2019 was $16.6 million and $33.2 million, respectively.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

At March 31, 2020, the impact of COVID-19 and uncertainty with respect to the economic effects of the pandemic had introduced significant volatility in the financial markets and was having, and continues to have, a widespread adverse effect on the automotive industry, including reductions in both consumer demand and OEM automotive production. In response to the COVID-19 pandemic, our key customers temporarily closed nearly all their production facilities in Europe and North America (our primary markets) during the quarter ended March 31, 2020. As a result, we concluded that an interim test of our goodwill was required as of March 31, 2020. More specifically, the Company concluded that the following events and circumstances, in the aggregate, indicated that it was more likely than not that the carrying value of our European reporting unit exceeded its fair value: (1) our European reporting unit’s carrying value was effectively set to fair value at December 31, 2019, due to the $102.2 million impairment charges to goodwill and indefinite-lived intangibles, (2) lower forecasted 2020 industry production volumes for Western and Central Europe, including those for our primary European customers, due to OEM shutdowns to mitigate COVID-19 spread and subsequent reduced production levels over the remainder of the year, as compared to our prior production forecasts (including estimates used in our 2019 assessment) and (3) the volatility in financial markets that has both increased European interest rates due to rising credit spreads and risk premiums and lowered median European automotive market multiples. Based on the results of our quantitative analysis, we recognized a non-cash goodwill impairment charge equal to the remaining goodwill balance of $182.6 million since the carrying value exceeded the fair value of the European reporting unit by more than the amount of the goodwill balance at March 31, 2020. Additionally, we recognized a non-cash impairment charge of $11.0 million related to our aftermarket trade name indefinite-lived intangible asset which was primarily attributable to a further decline in forecasted aftermarket revenues and a decline in associated profitability. Total impairment charges of $193.6 million were recognized as a separate charge at March 31, 2020 and included in income (loss) from operations.

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

Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets and goodwill as of June 30, 2020 and December 31, 2019.

As of June 30, 2020	Gross Carrying Amount	Impairment	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$—	$(5,662)	$111	$3,449	2-3
Technology	15,000	—	(9,437)	181	5,744	1-3
Customer relationships	167,000	—	(63,621)	1,223	104,602	3-8
Total finite	191,000	—	(78,720)	1,515	113,795
Trade names	14,000	(13,772)	—	(228)	—	Indefinite
Total intangibles	$205,000	$(13,772)	$(78,720)	$1,287	$113,795

Six Months Ended June 30, 2020	Beginning Balance					Ending Balance
	Gross	Accumulated Impairment	Net Balance	Impairment	Currency Translation	Gross	Accumulated Impairment	Net Balance
(Dollars in thousands)
Goodwill	$284,337	$(99,505)	$184,832	$(182,528)	$(2,304)	$282,033	$(282,033)	$—

As of December 31, 2019	Gross Carrying Amount	Impairment	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$—	$(4,778)	$110	$4,332	3-4
Technology	15,000	—	(7,963)	183	7,220	2-4
Customer relationships	167,000	—	(53,681)	954	114,273	4-9
Total finite	191,000	—	(66,422)	1,247	125,825
Trade names	14,000	(2,733)	—	(14)	11,253	Indefinite
Total intangibles	$205,000	$(2,733)	$(66,422)	$1,233	$137,078

Year Ended December 31, 2019	Beginning Balance					Ending Balance
	Gross	Accumulated Impairment	Net Balance	Impairment	Currency Translation	Gross	Accumulated Impairment	Net Balance
(Dollars in thousands)
Goodwill	$291,434	$—	$291,434	$(99,505)	$(7,097)	$284,337	$(99,505)	$184,832

Amortization expense for these intangible assets was $6.1 million and $6.7 million for the three months ended June 30, 2020 and 2019, respectively. Amortization expense for the six months ending June 30, 2020 and 2019 was $12.2 million and $13.5 million, respectively. The anticipated annual amortization expense for these intangible assets is $24.5 million for 2020 to 2021, $21.7 million for 2022 and $19.8 million for 2023 and 2024.

NOTE 9 – DEBT

A summary of long-term debt and the related weighted average interest rates is shown below:

	June 30, 2020 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$349,200	$(8,424)	$340,776	4.2%
6.00% Senior Notes due 2025	244,008	(4,916)	239,092	6.0%
Corporate Revolving Credit Facility	55,000	—	55,000	3.4%
European CapEx Loans	23,168	—	23,168	2.5%
European Revolving Credit Facility	52,837	—	52,837	1.6%
Finance Leases	2,950	—	2,950	3.0%
	$727,163	$(13,340)	713,823
Less: Current portion			(58,297)
Long-term debt			$655,526

	December 31, 2019 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$371,800	$(10,192)	$361,608	5.7%
6.00% Senior Notes due 2025	243,074	(5,408)	237,666	6.0%
European CapEx Loan	12,693	—	12,693	2.2%
Finance Leases	3,068	—	3,068	2.9%
	$630,635	$(15,600)	615,035
Less: Current portion			(4,010)
Long-term debt			$611,025

(1)	Unamortized portion

Senior Notes

On June 15, 2017, the Company issued €250.0 million aggregate principal amount of 6.00% Senior Notes (“Notes”) due June 15, 2025. Interest on the Notes is payable semiannually, on June 15 and December 15. The Company may redeem the Notes, in whole or in part, on or after June 15, 2020 at redemption prices of 103.000% and 101.500% of the principal amount thereof, if the redemption occurs during the 12-month period beginning June 15, 2020 or June 15, 2021, respectively, and a redemption price of 100% of the principal amount thereof on or after June 15, 2022, in each case plus accrued and unpaid interest to, but not including, the applicable redemption date. If we experience a change of control or sell certain assets, the Company may be required to offer to purchase the Notes from the holders. The Notes are senior unsecured obligations ranking equally in right of payment with all of its existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness. The Notes are effectively subordinated in right of payment to the existing and future secured indebtedness of the Company, including the Senior Secured Credit Facilities (as defined below), to the extent of the assets securing such indebtedness.

During the second quarter of 2019, the Company opportunistically purchased Notes on the open market with a face value totaling

$22.4 million (20.0 million Euro) for $19.4 million (17.4 million Euro). The associated carrying value of the Notes, net of allocable debt issuance cost, was $21.8 million, resulting in a net gain of $2.4 million, which was included in other income. During the third and fourth quarter of 2019, the Company purchased additional Notes on the open market with a face value of $14.4 million (13.0 million Euro) for $12.9 million. The associated carrying value of the Notes, net of allocable debt issuance cost, was $14.1 million, resulting in an additional net gain of $1.3 million.

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

The indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal, premium, if any, and interest, when due; (ii) breach of covenants in the indenture; (iii) a failure to pay certain judgments; and (iv) certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Bank of New York Mellon, London Branch (“the Trustee”) or holders of at least 30% in principal amount of the then outstanding Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. These events of default are subject to several important qualifications, limitations and exceptions that are described in the indenture. As of June 30, 2020, the Company was in compliance with all covenants under the indenture governing the Notes.

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

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) LIBOR for the relevant interest period, with a floor of 0.00 percent per annum, plus the applicable rate or (b) a base rate, with a floor of 0.00 percent, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the federal funds effective rate plus 0.50 percent and (3) LIBOR for an interest period of one month plus 1.00 percent, in each case, plus the applicable rate. The applicable rates for borrowings under the Revolving Credit Facility and commitment fees for unused commitments under the Revolving Credit Facility are based upon the First Lien Net Leverage Ratio effective for the preceding quarter, with LIBOR applicable rates ranging between 3.50 percent and 3.00 percent, currently 3.25 percent, base rate applicable rates between 2.50 percent and 2.00 percent, currently 2.25 percent and commitment fees between 0.50 percent and 0.25 percent, currently 0.375 percent. Commitment fees are included in interest expense.

As of June 30, 2020, the Company had repaid $50.8 million under the Term Loan Facility resulting in a balance of $349.2 million. In addition, the Company had borrowings outstanding of $55.0 million under the Revolving Credit Facility, outstanding letters of credit of $4.8 million and available unused commitments under this facility of $100.2 million as of June 30, 2020. In July 2020, the Company paid the outstanding balance down to $30.0 million and, as a result, has available and unused commitments under the Revolving Credit Facility of $125.2 million at July 31, 2020.

Guarantees and Collateral Security

Our obligations under the Credit Agreement are unconditionally guaranteed by the Subsidiary Guarantors, with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in adverse tax consequences. The guarantees of such obligations, will be secured, subject to permitted liens and other exceptions, by substantially all of our assets and the Subsidiary Guarantors’ assets, including but not limited to: (i) a perfected pledge of all of the capital stock issued by each of the Subsidiary Guarantors or any guarantor (subject to certain exceptions) and up to 65 percent of the capital stock issued by each direct wholly-owned foreign restricted subsidiary of the Company or any guarantor (subject to certain exceptions) and (ii) perfected security interests in and mortgages on substantially all tangible and intangible personal property and material fee-owned real property of the Company and the guarantors (subject to certain exceptions and exclusions).

Covenants

The Credit Agreement contains a number of restrictive covenants that, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends, distributions or other restricted payments, or repurchase our capital stock, prepay, redeem, or repurchase any subordinated indebtedness, enter into agreements which limit our ability to incur liens on our assets or that restrict the ability of restricted subsidiaries to pay dividends or make other restricted payments to us, and enter into certain transactions with our affiliates, and, solely with respect to the Revolving Credit Facility, requires a Total Net Leverage Ratio (calculated as defined in the Credit Agreement) of not more than 4.5 to 1.0 as of each fiscal quarter-end when outstanding borrowings, together with undrawn letters of credit exceeding $20 million, under the Revolving Credit Facility exceed 35% of the $160 million commitment amount.

In addition, the Credit Agreement contains customary default provisions, representations and warranties and other covenants. The Credit Agreement also contains a provision permitting the Lenders to accelerate the repayment of all loans outstanding under the Senior Secured Credit Facilities during an event of default. As of June 30, 2020, the Company was in compliance with all covenants under the Credit Agreement.

European Debt

In connection with the acquisition of Uniwheels, AG, the Company assumed $70.7 million of outstanding debt. At June 30, 2020, $11.3 million of the assumed debt remained outstanding and bears interest at 2.2 percent.

During the second quarter of 2019, the Company amended its European Revolving Credit Facility (“EUR SSCF”), increasing the available borrowing limit from €30.0 million to €45.0 million and extending the term to May 22, 2022. On January 31, 2020, the available borrowing limit of the EUR SSCF was increased from €45.0 million to €60.0 million. All other terms of the EUR SSCF remained unchanged. At June 30, 2020, the Company had borrowings outstanding of $52.8 million (€47 million), outstanding letters of credit of $0.4 million (€0.4 million) and available unused commitments under this facility of $14.2 million (€12.6 million). In early August 2020, the Company repaid $43.6 million (€37 million), resulting in an outstanding balance of $11.8 million and available and unused commitments of $58.9 million. The EUR SSCF bears interest at Euribor (with a floor of zero) plus a margin (ranging from 1.55 percent to 3.0 percent based on the net debt leverage ratio of Superior Industries Europe AG and its wholly owned subsidiaries, collectively “Superior Europe AG”), currently 1.55 percent. The annual commitment fee for unused commitments (ranging from 0.50 percent to 1.05 percent based on the net debt leverage ratio of Superior Europe AG), is currently 0.50 percent per annum. In addition, a management fee is assessed equal to 0.07 percent of borrowings outstanding at each month end. The commitment and management fees are both included in interest expense. Superior Europe AG has pledged substantially all of its assets, including land and buildings, receivables, inventory, and other moveable assets (other than collateral associated with equipment loans) as collateral under the EUR SSCF.

The EUR SSCF is subject to a number of restrictive covenants that, among other things, restrict, subject to certain exceptions, the ability of  Superior Europe AG to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends or distributions, or repurchase our capital stock, prepay, redeem, or repurchase any subordinated indebtedness, and enter into agreements which limit our ability to incur liens on our assets. At June 30, 2020, Superior Europe AG was in compliance with all covenants under the EUR SSCF.

During the fourth quarter of 2019, the Company entered into new equipment loan agreements totaling $13.4 million (€12.0 million) which bear interest at 2.74 percent and mature on September 30, 2027. Interest and principal repayments are due quarterly. The funds are used to finance costs incurred to acquire certain property, plant and equipment at the Company’s Werdohl, Germany plant. The loans are secured with liens on the financed equipment and are subject to covenants that, among other things, include a material adverse change default provision pursuant to which the lender could accelerate the loan maturity, as well as a provision that restricts the ability of Superior Europe AG to reduce its ownership interest in Superior Industries Production Germany GmbH, its wholly-owned subsidiary and the borrower under the loan. During the first quarter 2020, the Company had drawn down on the equipment loans and the balance outstanding at June 30, 2020 was $11.9 million (€10.6 million). Quarterly installment payments of $480.8 thousand (€427.7 thousand) under the loan agreements will begin in December of 2020. At June 30, 2020, the Company was in compliance with all covenants under the loans.

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

We may mandate conversion of the redeemable preferred stock if the price of the common stock exceeds $84.49. TPG may redeem the shares upon the occurrence of any of the following events (referred to as a “redemption event”): a change in control, recapitalization, merger, sale of substantially all of the Company’s assets, liquidation or delisting of the Company’s common stock. In addition, as originally issued, TPG has the right, at its option, to unconditionally redeem the shares at any time after May 23, 2024, subsequently extended to September 14, 2025 (the “redemption date”). We may, at our option, redeem in whole at any time all of the shares of redeemable preferred stock outstanding. At redemption by either party, the redemption value will be the greater of two times the initial face value ($150.0 million) and any accrued unpaid dividends or dividends paid-in-kind, currently $300.0 million, or the product of the number of common shares into which the redeemable preferred stock could be converted (approximately 5.3 million shares currently) and the then current market price of the common stock. We have determined that the conversion option and the redemption option exercisable upon occurrence of a “redemption event” which are embedded in the redeemable preferred stock must be accounted for separately from the redeemable preferred stock as a derivative liability.

Since the redeemable preferred stock may be redeemed at the option of the holder, but is not mandatorily redeemable, the redeemable preferred stock has been classified as mezzanine equity and initially recognized at fair value of $150.0 million (the proceeds on the date of issuance) less issuance costs of $3.7 million, resulting in an initial value of $146.3 million. This amount was further reduced by $10.9 million assigned to the embedded derivative liability at date of issuance, resulting in an adjusted initial value of $135.5 million. The difference between the adjusted initial value of $135.5 million and the redemption value of $300 million was being accreted over the seven-year period from the date of issuance through May 23, 2024 (the original date at which the holder had the unconditional right to redeem the shares, deemed to be the earliest likely redemption date) using the effective interest method. The accretion to the carrying value of the redeemable preferred stock is treated as a deemed dividend, recorded as a charge to retained earnings and deducted in computing earnings per share (analogous to the treatment for stated and participating dividends paid on the redeemable preferred stock).

On November 7, 2018, the Company filed a Certificate of Correction to the Certificate of Designations for the preferred stock, which became effective upon filing and corrected the redemption date to September 14, 2025. This resulted in a modification of the redeemable preferred stock. As a result of the modification, the carrying value of the redeemable preferred stock decreased $17.2 million (which was credited to retained earnings, treated as a deemed dividend and is added back to compute earnings per share) and the period for accretion of the carrying value to the redemption value has been extended to September 14, 2025. The accretion has been adjusted to amortize the excess of the redemption value over the carrying value over the period through September 14, 2025. The accumulated accretion net of the modification adjustment as of June 30, 2020 is $34.4 million resulting in an adjusted redeemable preferred stock balance of $169.9 million.

NOTE 11 – EUROPEAN NON-CONTROLLING REDEEMABLE EQUITY

On May 30, 2017, the Company acquired 92.3 percent of the outstanding shares of Uniwheels, Inc. Subsequently, the Company commenced a delisting and associated tender offer for the remaining shares. On January 17, 2018, the Company entered into a Domination and Profit and Loss Transfer agreement (“DPLTA”) retroactively effective as of January 1, 2018 pursuant to which we offered to purchase the remaining outstanding shares at €62.18. This price may be subject to change based on appraisal proceedings initiated by the minority shareholders which have not yet been concluded. The Company must also pay an annual dividend of €3.23 as long as the DPLTA is in effect. For any shares tendered prior to the annual dividend payment, we must pay interest at a statutory rate, currently 4.12 percent, in place of the dividend. As a result, non-controlling interests with a carrying value of $51.9 million were reclassified from stockholders’ equity to mezzanine equity as of January 1, 2018 because non-controlling interests with redemption rights (not within the Company’s control) are considered redeemable and must be classified outside shareholders’ equity. As a result of purchases pursuant to the tender offer and the DPLTA, the Company has increased its ownership to 99.9 percent as of June 30, 2020. In addition, the carrying value of the non-controlling interests must be adjusted to redemption value since they are currently redeemable. The following table summarizes the European non-controlling redeemable equity activity through the period ended June 30, 2020 (in thousands):

Balance at December 31, 2018	$13,849
Dividends accrued	566
Dividends paid	(848)
Translation adjustment	(361)
Purchase of shares	(6,681)
Balance at December 31, 2019	6,525
Dividends accrued	46
Dividends paid	(43)
Translation adjustment	(72)
Purchase of shares	(4,938)
Balance at June 30, 2020	$1,518

NOTE 12 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss), after deducting preferred dividends and accretion and European non-controlling redeemable equity dividends, by the weighted average number of common shares outstanding. For purposes of calculating diluted earnings per share, the weighted average shares outstanding includes the dilutive effect of outstanding stock options and time and performance based restricted stock units under the treasury stock method. The redeemable preferred shares discussed in Note 10, “Redeemable Preferred Stock” are not included in the diluted earnings per share because the conversion would be anti-dilutive for the three- and six-month periods ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
(Dollars in thousands, except per share amounts)
Basic Earnings Per Share:
Net (loss) income	$(43,218)	$7,270	$(233,300)	$9,220
Less: Redeemable preferred stock dividends and accretion	(7,905)	(7,917)	(15,755)	(15,688)
Less: European non-controlling redeemable equity dividend	(26)	(262)	(46)	(383)
Basic numerator	$(51,149)	$(909)	$(249,101)	$(6,851)
Basic loss per share	$(2.00)	$(0.04)	$(9.81)	$(0.27)
Weighted average shares outstanding – Basic	25,562	25,106	25,403	25,070
Diluted Earnings Per Share:
Net (loss) income	$(43,218)	$7,270	$(233,300)	$9,220
Less: Redeemable preferred stock dividends and accretion	(7,905)	(7,917)	(15,755)	(15,688)
Less: European non-controlling redeemable equity dividend	(26)	(262)	(46)	(383)
Diluted numerator	$(51,149)	$(909)	$(249,101)	$(6,851)
Diluted loss per share	$(2.00)	$(0.04)	$(9.81)	$(0.27)
Weighted average shares outstanding – Basic	25,562	25,106	25,403	25,070
Dilutive effect of common share equivalents	—	—	—	—
Weighted average shares outstanding – Diluted	25,562	25,106	25,403	25,070

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

The income tax benefit for the three and six months ended June 30, 2020, was $3.8 and $7.2 million, respectively, resulting in an effective income tax rate of 8 percent and 3 percent, respectively. The effective tax rate was lower than the statutory rate primarily due to the mix of earnings among tax jurisdictions and the impairment of goodwill for which there is no corresponding tax benefit, partially offset by the recognition of a valuation allowance on non-deductible interest.

The income tax provision for the three and six months ended June 30, 2019 was $7.5 and 12.5 million, resulting in an effective income tax rate of 50.9 percent and 57.5 percent, respectively. The effective tax rate was higher than the statutory rate primarily due to the United States taxation of foreign earnings under the Global Intangible Low-Tax Income (“GILTI”) provisions, and the recognition of a valuation allowance on non-deductible interest, partially offset by a benefit due to the mix of earnings among tax jurisdictions.

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

Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. Since we generally do not have access to the interest rate implicit in the lease, the Company uses our incremental borrowing rate (for fully collateralized debt) at the inception of the lease in determining the present value of the lease payments. The implicit rate is, however, used where readily available. Lease expense under operating leases is recognized on a straight-line basis over the term of the lease. Certain of our leases contain both lease and non-lease components, which are accounted for separately.

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

Lease expense and cash flow for the three and six months ended June 30, 2020 and 2019 and operating and finance lease assets and liabilities, average lease term and average discount rate as of June 30, 2020 and December 31, 2019 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Lease Expense
Finance lease expense:
Amortization of right-of-use assets	$290	$487	$644	$1,003
Interest on lease liabilities	20	17	42	31
Operating lease expense	835	861	1,680	1,714
Total lease expense	$1,145	$1,365	$2,366	$2,748

Cash Flow Components
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$20	$17	$42	$31
Operating cash outflows from operating leases	873	835	1,764	1,663
Financing cash outflows from finance leases	255	329	547	654
Right-of-use assets obtained in exchange for finance lease liabilities, net of terminations and disposals	72	(45)	220	511
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations and disposals	215	56	280	18,341

	June 30, 2020	December 31, 2019
Balance Sheet Information
Operating leases:
Other non-current assets	$13,574	$15,201
Accrued liabilities	$(2,859)	$(2,949)
Other non-current liabilities	(11,731)	(13,282)
Total operating lease liabilities	$(14,590)	$(16,231)

Finance leases:
Property and equipment gross	$5,023	$4,821
Accumulated depreciation	(2,762)	(2,118)
Property and equipment, net	$2,261	$2,703
Current portion of long-term debt	$(1,020)	$(1,023)
Long-term debt	(1,930)	(2,045)
Total finance lease liabilities	$(2,950)	$(3,068)

Lease Term and Discount Rates
Weighted-average remaining lease term - finance leases (years)	3.9	4.1
Weighted-average remaining lease term - operating leases (years)	6.1	6.4
Weighted-average discount rate - finance leases	3.0%	2.9%
Weighted-average discount rate - operating leases	3.8%	3.9%

Summarized future minimum payments under our leases as of June 30, 2020 are as follows:

	June 30, 2020
	Finance Leases	Operating Leases
Lease Maturities (in thousands)
Six remaining months of 2020	$906	$1,640
2021	1,000	3,105
2022	564	2,576
2023	135	2,231
2024	122	2,071
Thereafter	435	4,958
Total	3,162	16,581
Less: Imputed interest	(212)	(1,991)
Total lease liabilities, net of interest	$2,950	$14,590

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

For the six months ended June 30, 2020, payments to retirees or their beneficiaries totaled approximately $0.7 million. We presently anticipate benefit payments in 2020 to total approximately $1.3 million. The following table summarizes the components of net periodic pension cost for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
(Dollars in thousands)
Interest cost	$251	$286	$502	$572
Net amortization	72	52	144	104
Net periodic pension cost	$323	$338	$646	$676

NOTE 16 - STOCK-BASED COMPENSATION

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “Plan”) was approved by stockholders in May 2018. The Plan authorizes us to issue up to 4.35 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants. At June 30, 2020, there were 73 thousand shares available for future grants under this Plan. No more than 1.2 million shares may be used under the Plan as “full value” awards, which include restricted stock and performance units. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

Under the terms of the Plan, each year eligible participants are granted time value restricted stock units (“RSUs”), vesting ratably over a three-year period, and performance restricted stock units (“PSUs”), with three-year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the Company’s common stock, with accrued dividends.

Other Awards

On May 16, 2019 the Company granted the following equity awards to our then new President and Chief Executive Officer in connection with the 2019 Inducement Grant Plan (the “Inducement Plan”): (i) an initial award consisting of (a) 666,667 PSUs at target, vesting in three approximately equal installments, to the extent the performance metrics are satisfied, during each of three performance periods and (b) 333,333 RSUs, vesting in approximately equal installments on February 28, 2020, 2021 and 2022; (ii) a 2019-2021 PSU grant, with the target number of 316,832 PSUs, which will vest to the extent the performance metrics are satisfied; and (iii) a 2019 RSU grant of 158,416 RSUs, vesting in approximately equal installments on February 28, 2020, 2021 and 2022. The PSU awards may be earned at up to 200% of target depending on the level of achievement of the performance metrics.

Restricted stock unit and restricted performance stock unit activity for the six months ended June 30, 2020 is summarized in the following table:

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price
Balance at December 31, 2019	1,047,256	$5.39	1,548,793	$7.17	50,250	$18.86
Granted	634,317	2.87	948,636	3.25	—	—
Settled	(401,723)	6.14	(245,713)	5.05	—	—
Forfeited or expired	(7,776)	4.78	(44,827)	20.95	(23,250)	16.81
Balance at June 30, 2020	1,272,074	$3.90	2,206,889	$5.33	27,000	$20.63

Vested or expected to vest at June 30, 2020	1,122,573	$3.88	361,278	$7.74	27,000	$20.63

Stock-based compensation expense was $0.9 million and $1.4 million for the three-month periods ended June 30, 2020 and 2019, respectively. Stock-based compensation expense was $0.7 million and $1.9 million for the six-month periods ended June 30, 2020 and 2019, respectively. The year-over-year reduction in expense is due to the reduction of our estimates regarding the achievement of the performance metric, to zero, in light of the global pandemic. This change in estimate resulted in a reversal of $1.2 million of previously accrued expense in the first quarter of 2020. Unrecognized stock-based compensation expense related to non-vested awards of $5.1 million is expected to be recognized over a weighted average period of approximately 1.8 years as of June 30, 2020.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

When market conditions warrant, we may enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. Prices under our aluminum contracts are based on a market index, the London Mercantile Exchange, and regional premiums for processing, transportation and alloy components which are adjusted quarterly for purchases in the ensuing quarter. Changes in aluminum prices are generally passed through to our OEM customers and adjusted on a quarterly basis. Certain of our purchase agreements include volume commitments; however, any excess commitments are generally negotiated with suppliers and those which have occurred in the past have been carried over to future periods.

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

NOTE 18 – RECEIVABLES FACTORING

The Company sells certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash provided by operating activities. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes. During the three months ended June 30, 2020 and 2019, the Company sold trade receivables totaling $67.7 million and $80.1 million, respectively, and incurred factoring fees of $0.2 million and $0.2 million, respectively. During the six months ended June 30, 2020 and 2019, the Company sold trade receivables totaling $137.6 million and $191.8 million, respectively, and incurred factoring fees of $0.4 million and $0.6 million, respectively. As of June 30, 2020 and December 31, 2019, $59.3 million and $49.6 million, respectively, of receivables had been factored under the arrangements. The collective limit under our factoring arrangements as of June 30, 2020 was $100.0 million, while the collective limit under our factoring arrangements as of December 31, 2019 was $117.3 million.

NOTE 19 – RESTRUCTURING

During the third quarter of 2019, the Company initiated a plan to significantly reduce production and manufacturing operations at its Fayetteville, Arkansas location. As a result, the Company recognized a non-cash charge of $13.0 million in cost of sales, comprised of (1) $7.6 million of accelerated depreciation for excess equipment, (2) $3.2 million relating to the write-down of certain supplies inventory to net salvage value, (3) $1.6 million of employee severance and (4) $0.6 million of accelerated amortization of right of use assets under operating leases. In addition, relocation costs for redeployment of machinery and equipment of $1.8 million were recognized in the fourth quarter of 2019. During the three and six months ended June 30, 2020, we recognized additional relocation costs for redeployment of machinery and equipment of $0.9 million and $1.6 million, respectively. Additional relocation costs are expected to be incurred over the next six months. As of June 30, 2020, $0.4 million of the restructuring severance accrual remains.

During the quarter ended June 30, 2020, the Company discontinued the manufacture and sale of high performance aftermarket wheels for the automotive racing market segment. The Company incurred a total non-cash charge of $3.4 million, including $2.8 million recorded in cost of sales, comprised of $1.3 million relating to write-downs of certain after-market inventory to salvage value, $1.0 million of employee severance costs, $0.5 million in contract terminations and other costs, as well as a $0.6 million non-cash charge recorded in SG&A related to non-production employee severance costs.

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

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the company, which could cause actual results to differ materially from such statements and from the company’s historical results and experience. These risks, uncertainties and other factors include, but are not limited to, those described in Part I—Item 1A—“Risk Factors” and Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, Part II —Item 1A—“Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and Part I—Item 2—“Management’s Discussion and Analysis and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, and elsewhere in the Quarterly Report and those described from time to time in our other reports filed with the Securities and Exchange Commission.

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

Executive Overview

Overview of Superior

Superior Industries International, Inc.’s (referred herein as the “Company,” “Superior,” or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (OEMs) in North America and Europe and aftermarket distributors in Europe. We employ approximately 7,600 employees, operating in eight manufacturing facilities in North America and Europe with a combined annual manufacturing capacity of approximately 20 million wheels. We are one of the largest suppliers to global OEMs and we believe we are the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels accounted for approximately 92 percent of our sales in the first six months of 2020 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Daimler AG Company (Mercedes-Benz, AMG, Smart), FCA, Ford, GM, Honda, Jaguar-Land Rover, Mazda, Mitsubishi, Nissan, PSA, Renault, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We also sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a global presence and diversified customer base consisting of North American, European and Asian OEMs. We continue to deliver on our strategic plan to be one of the leading light vehicle aluminum wheel suppliers globally, delivering innovative wheel solutions to our customers.

Our global reach encompasses sales to the ten largest OEMs in the world. The following chart shows our sales by customer for the six months ended June 30, 2020 and 2019.

Demand for our products is primarily driven by the production of light vehicles in North America and Europe and customer take rates on specific vehicle platforms that we serve and wheel SKUs that we produce. The majority of our customers’ wheel programs are awarded two to four years in advance. Our purchase orders with OEMs are typically specific to a particular vehicle model.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. Since then, COVID-19 has spread to over 180 countries. On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. In North America and Europe (our primary markets), federal, state and local governments have either recommended or mandated actions to slow the transmission of COVID-19. Most U.S. states and most countries implemented shelter-in-place orders, quarantines, significant restrictions on travel, as well as work restrictions that prohibited non-essential employees from going to work. Borders between countries have been closed to contain the spread of COVID-19 contagion. Superior has been complying with these government restrictions to reduce the transmission of COVID-19.

The impact of the COVID-19 developments and uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets and continues to have a widespread adverse effect on the automotive industry, including reductions in consumer demand and OEM automotive production. Our key customers temporarily closed nearly all of their production facilities in Europe and North America in the second half of March. The OEMs’ facilities in Europe and North America were reopened during May 2020.

While navigating through this period of volatility and uncertainty, Superior’s top priorities are:

•	Ensuring the health and safety of our employees
•	Maintaining the financial health of the Company, and
•	Serving our customers.

Consistent with these priorities, to ensure the health and safety of our employees globally and respond to the current industry production environment, we closed production at our European facilities in late March 2020. In North America, our manufacturing operations ceased production in early April 2020. Production remained suspended at the majority of our global facilities for the month of April 2020 and part of May 2020. In May, Superior reopened three of its four facilities in Europe and reopened the fourth in June based on demand and in line with identified safety precautions. In North America, the Company reopened its facilities on June 1, 2020, in line with production demand, finished goods levels, and in accordance with local government requirements.

To ensure the health and safety of its employees, Superior has developed and is executing a Safe Work Playbook across its footprint in connection with our employees’ return to work. We have also instituted a Global Employee Health & Safety (“EH&S”) Steering Team, led by our Director of EH&S, and comprised of our global and regional leaders from Operations and Human Resources. The purpose of the EH&S Steering Team is to ensure the Safe Work Playbook leverages global best practices and to ensure the consistent and complete implementation of the policies across our global footprint, including all policies and protocols in compliance with local rules and regulations. We have invested in facility updates to ensure social distancing, including changes in cafeteria layout and practices, transportation services and marked spacing throughout our manufacturing facilities. Formalized protocols have been implemented to measure employee temperatures prior to entering any Superior work environment to proactively identify potential COVID-19 symptoms. Formalized protocols and checklists are being used to ensure deep cleaning of equipment between plant shifts. Company-provided employee transportation vehicles are being sanitized after every route, with limited seating to ensure spacing between employees. Finally, we have established Personal Protective Equipment levels for each location, based on local requirements, and the purchasing controls are in place to ensure adequate supplies. In the event of a COVID-19 incident, the local COVID-19 response team immediately executes the defined protocols, including isolation of any employee showing symptoms, and conducts traceability activities to identify and quarantine all potentially exposed individuals.

To date, the Company’s manufacturing operations have successfully managed through the challenges of an extended shutdown and efficient restart. Also, leading up to and during the restart, Superior worked closely with its supply base, which continues to be supportive and effective delivering all material and services required for Superior’s production.

We are in continuous contact with our customers to understand their expected weekly vehicle platform order volumes. While Superior experienced stronger demand in June compared to April and May from its customers in North America, specifically on pickup/SUV platforms, as well as in Europe, the Company continues to extend and expand cost reduction initiatives to align costs to the lower production environment. Superior has executed temporary and permanent cost savings including furloughs, compensation and benefit reductions, temporary facility closures, deferral of merit increases, reduced travel, personnel restructurings, and use of government subsidies where available. In total, these cost initiatives are expected to benefit 2020 by approximately $40 million. Further, Superior  may utilize in the future selective, temporary facility closures to efficiently balance capacity with production costs and inventory levels. In addition to these cost reductions, the Company is taking other measures to improve cash flow through targeted working capital initiatives and by reducing capital expenditures.

Industry production for the second quarter of 2020 declined by 69.1% in North America and Europe (71.2% in North America and 67.2% in Europe) compared to the same period in 2019. While our expectation during the first quarter of 2020 was that the Company’s unit shipments would decline by 60% to 70% in the second quarter of 2020, the Company’s second quarter unit shipments actually declined 57.7% year-over-year, which continued the trend of outperformance versus the industry. This decline in unit shipments in the second quarter of 2020 was driven by plant closures in April and May. Our shipments declined 92.2% and 67.6% year-over-year in April and May, respectively. The Company’s unit shipments declined only 12.5% in June as industry production volumes recovered.

While the Company has taken swift and decisive actions to reduce costs across the organization, Superior’s second quarter financial results were negatively impacted by lower unit shipments. As a result, the Company’s net loss was $43.2 million and $233.3 million for the second quarter of 2020 and the six months ended June 30, 2020, respectively, as compared to a net income of $7.3 million and $9.2 million for the same periods in 2019. Our Adjusted EBITDA amounted to a loss of $3.7 million for the second quarter of 2020 and $35.8 million for the six months ended June 30, 2020, as compared to $49.2 million and $92.4 million for the same periods in 2019.

Because of the complexity of the global automotive supply chain, significant volume uncertainty remains. Based on recent IHS production forecasts, full-year 2020 industry volumes are now expected to be down approximately 24% in our key regions, 23% in North America and 25% in Western and Central Europe, as compared to the prior year, which may negatively impact our year-over-year financial results and cash flows.

The ultimate impact that COVID-19 will have on our business, results of operations and financial condition will depend on a number of evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, OEMs’, suppliers’, customers’ and individuals’ actions that have been and continue to be taken in response to the pandemic; and the impact of the pandemic on economic activity and actions that continue to be taken in response to such impact by the OEMs’ suppliers and customers. We will continue to obtain and assess all relevant available data, including customer orders and industry forecasts (and revisions) to manage our productive capacity as efficiently as possible.

Overview of the Second Quarter of 2020

The following charts show the operational performance in the quarter ended June 30, 2020 in comparison to June 30, 2019 ($ in millions):

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

Results of Operations

	Three Months Ended
	June 30, 2020	June 30, 2019	Net Change
(Dollars in thousands, except per share data)
Net sales
North America	$58,916	$180,402	$(121,486)
Europe	85,919	172,097	(86,178)
Net sales	144,835	352,499	(207,664)
Cost of sales	167,676	312,504	144,828
Gross (loss) profit	(22,841)	39,995	(62,836)
Percentage of net sales	(15.8)%	11.3%	(27.1)%
Selling, general and administrative	11,276	15,964	4,688
Income (loss) from operations	(34,117)	24,031	(58,148)
Percentage of net sales	(23.6)%	6.8%	(30.4)%
Interest expense, net	(12,184)	(11,852)	(332)
Other (expense) income, net	(670)	2,632	(3,302)
Income tax benefit (provision)	3,753	(7,541)	11,294
Net (loss) income	$(43,218)	$7,270	$(50,488)
Percentage of net sales	(29.8)%	2.1%	(31.9)%
Diluted loss per share	$(2.00)	$(0.04)	$(1.96)
Value added sales (1)	$84,284	$193,646	$(109,362)
Adjusted EBITDA (2)	$(3,696)	$49,210	$(52,906)
Percentage of net sales	(2.6)%	14.0%	(16.6)%
Percentage of value added sales	(4.4)%	25.4%	(29.8)%

Unit shipments in thousands	2,068	4,890	(2,822)

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

Shipments

Wheel unit shipments were 2.1 million for the second quarter of 2020 compared to unit shipments of 4.9 million in the prior year period, a decrease of 57.7 percent. The decrease occurred in both our North American and European operations and was primarily driven by temporary plant closings at our European and North American operations related to production shutdowns at our key OEM customers in response to the COVID-19 pandemic.

Net Sales

Net sales for the second quarter of 2020 were $144.8 million, compared to net sales of $352.5 million for the same period in 2019. The decrease in net sales is driven by lower production volumes in North America and Europe primarily due to the COVID-19 pandemic of approximately $200.0 million and lower aluminum pricing, which was partially offset by favorable mix.

Cost of Sales

Cost of sales were $167.7 million for the second quarter of 2020 compared to cost of sales of $312.5 million for the same period in 2019. The decrease in cost of sales was primarily due to significantly lower production volume in North America and Europe, lower aluminum prices and cost savings related to temporarily closing our global manufacturing facilities, reducing headcount and operating expenses and the rationalization of the Company’s manufacturing footprint.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2020 were $11.3 million compared to SG&A expense of $16.0 million for same period in 2019.  SG&A expenses were lower due to implementation of furloughs and wage, bonus, and travel expense reductions.

Net Interest Expense

Net interest expense for the second quarter of 2020 was $12.2 million compared to net interest expense of $11.9 million for same period in 2019. The increase in interest expense was primarily due to elevated borrowings under our revolving lines of credit during the second quarter of 2020, partially offset by the reduced interest expense due to early extinguishment of a portion of the 6% Senior Notes (the “Notes”) in the same period in 2019 and additional principal repayments of the Term Loan Facility in the 2019 calendar year and the first quarter of 2020.

Other Income (Expense)

Other expense was $0.7 million for the second quarter of 2020 compared to other income of $2.6 million for same period in 2019. The decline in other income in the second quarter of 2020 was primarily driven by a $2.4 million gain on early extinguishment of a portion of our Notes recognized in the second quarter of 2019.   Additionally, we recognized a foreign exchange loss of $0.1 million in the second quarter of 2020 versus a foreign exchange gain of $0.5 million in the same period in 2019.

Income Tax (Provision) Benefit

The income tax benefit for the quarter ended June 30, 2020 was $3.8 million on a pre-tax loss of $47.0 million, representing an effective rate benefit of 8 percent. This was lower than the statutory rate due to the mix of earnings among tax jurisdictions partially offset by the recognition of a valuation allowance on non-deductible interest.  The income tax provision for the quarter ended June 30, 2019 was $7.5 million on pre-tax income of $14.8 million, representing an effective rate of 50.9 percent. This was higher than the statutory rate due to the United States, Global Intangible Low-Tax Income (“GILTI”) provisions and the recognition of a valuation allowance on non-deductible interest, partially offset by a benefit from a mix of earnings among tax jurisdictions.

Net Income (Loss)

Net loss for the second quarter of 2020 was $43.2 million, or a loss of $2.00 per diluted share, compared to a net income of $7.3 million, or a loss of $0.04 per diluted share, for the same period in 2019.

Segment Sales and Income from Operations

	Three Months Ended
	June 30, 2020	June 30, 2019	Change
(Dollars in thousands)
Selected data
Net sales
North America	$58,916	$180,402	$(121,486)
Europe	85,919	172,097	(86,178)
Total net sales	$144,835	$352,499	$(207,664)
Income (loss) from operations
North America	$(19,792)	$11,827	$(31,619)
Europe	(14,325)	12,204	(26,529)
Total income (loss) from operations	$(34,117)	$24,031	$(58,148)

North America

Net sales for our North American segment for the second quarter of 2020 decreased 67.3 percent, compared to the same period in 2019 due to a 66.2 percent decrease in volumes resulting from the temporary closure of our North American manufacturing plants in April and May and lower aluminum prices. The reduction in net sales was partially offset by improved product mix comprised of larger diameter wheels and premium wheel finishes. The decline in unit shipments was primarily due to production shutdowns by Superior’s key North American OEM customers during the quarter. U.S. and Mexico sales as a percentage of North America total sales were approximately 6.1 percent and 93.9 percent, respectively, for the quarter ended June 30, 2020, which compares to 14.7 percent and 85.3 percent for the same period of the prior year. The change in North American sales by country is due to discontinuation of manufacturing activities at our Fayetteville, Arkansas location in the fourth quarter of 2019. North American segment income from operations for the three months ended June 30, 2020 was lower than the same period of the prior year, due to significantly reduced volumes related to OEM customer shutdowns; partially offset by the execution of temporary and permanent cost reductions including furloughs, hourly and salary wage and benefit reductions, temporary facility closures, deferral of merit increases, reduced travel and personnel restructuring.

Europe

Net sales for our European segment for the second quarter of 2020 decreased 50.1 percent, compared to the same period in 2019, due to a 48.9 percent decrease in volumes, which is primarily attributable to COVID-19, and a weaker Euro. The decline in unit shipments was mainly due to production shutdowns by Superior’s key European OEM customers during the quarter. European segment sales in Germany and Poland were approximately 39.3 percent and 60.7 percent, respectively, during the quarter ended June 30, 2020, which compares to 33.2 percent and 66.8 percent for the same period of the prior year. European segment income from operations for the second quarter in 2020 decreased, compared to the same period in 2019 primarily due to reduced volumes related to OEM customer shutdowns, partially offset by temporary and permanent cost reductions related to temporary facility closures and use of government subsidies in both Poland and Germany, deferral of merit increases, reduced travel and personnel restructurings partially offset by costs to exit the automotive racing wheel market.

Overview of the First Half of 2020

The following chart shows the operational performance in the six months ended June 30, 2020 in comparison to the six months ended June 30, 2019 ($ in millions):

Results of Operations

	Six Months Ended
	June 30, 2020	June 30, 2019	Net Change
(Dollars in thousands, except per share data)
Net sales
North America	$214,467	$365,518	$(151,051)
Europe	231,480	344,674	(113,194)
Net sales	445,947	710,192	(264,245)
Cost of sales	445,627	637,075	(191,448)
Gross profit	320	73,117	(72,797)
Percentage of net sales	0.1%	10.3%	(10.2)%
Selling, general and administrative	23,811	30,447	6,636
Impairment of goodwill and indefinite-lived intangibles	193,641	—	(193,641)
Income (loss) from operations	(217,132)	42,670	(259,802)
Percentage of net sales	(48.7)%	6.0%	(54.7)%
Interest expense, net	(24,034)	(23,725)	(309)
Other income, net	653	2,759	(2,106)
Income tax benefit (provision)	7,213	(12,484)	19,697
Net (loss) income	$(233,300)	$9,220	$(242,520)
Percentage of net sales	(52.3)%	1.3%	(53.6)%
Diluted loss per share	$(9.81)	$(0.27)	$(9.54)
Value added sales (1)	$254,375	$386,448	$(132,073)
Adjusted EBITDA (2)	$35,834	$92,430	$(56,596)
Percentage of net sales	8.0%	13.0%	(5.0)%
Percentage of value added sales	14.1%	23.9%	(9.8)%
Unit shipments in thousands	6,375	9,929	(3,554)

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

Shipments

Wheel unit shipments were 6.4 million for the first half of 2020 compared to unit shipments of 9.9 million in the prior year period, a decrease of 35.8 percent. The decrease occurred in both our North American and European operations and was primarily driven by production shutdowns at our key OEM customers in response to the COVID-19 pandemic.

Net Sales

Net sales for the first half of 2020 were $445.9 million, compared to net sales of $710.2 million for the same period in 2019. The decrease in net sales was driven by lower production volumes in North America and Europe primarily due to the COVID-19 pandemic of approximately $240.0 million, lower aluminum pricing and a weaker Euro, partially offset by favorable mix.

Cost of Sales

Cost of sales were $445.6 million for the first half of 2020 compared to cost of sales of $637.1 million for the same period in 2019. The decrease in cost of sales was primarily due to significantly lower production volume in North America and Europe, lower aluminum prices and utilities (due to both lower volumes and cost savings from our North American plant investments in 2019 to use electricity from the secondary market), cost savings related to temporarily closing our global manufacturing facilities, reducing headcount and operating expenses and the rationalization of the Company’s manufacturing footprint.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the first half of 2020 were $23.8 million, compared to SG&A expense of $30.4 million for same period in 2019 due to due to reduced management compensation, implementing furloughs, and reducing wages, bonuses, certain benefits and travel expenses.

Impairment of Goodwill and Indefinite-lived Intangibles

For the first quarter of 2020, we recognized a goodwill and indefinite-lived intangible asset impairment charge totaling $193.6 million relating to our European reporting unit (refer to Note 8, “Goodwill and Other Intangible Assets” in the notes to the condensed consolidated financial statements).

Net Interest Expense

Net interest expense for the first half of 2020 was $24.0 million compared to net interest expense of $23.7 million for same period in 2019. The increase in interest expense was primarily due to elevated borrowings under our revolving lines of credit during the second quarter of 2020, partially offset by the reduced interest expense due to early extinguishment of a portion of the Notes in 2019 and additional principal repayments of the Term Loan Facility in the 2019 calendar year and the first quarter of 2020.

Other Income (Expense)

Other income was $0.7 million for the first half of 2020 compared to other income of $2.8 million for same period in 2019. The decline in other income in 2020 was primarily driven by a $2.4 million gain on early extinguishment of a portion of the Notes recognized in the second quarter of 2019.

Income Tax (Provision) Benefit

The income tax benefit for the six months ended June 30, 2020 was $7.2 million on a pre-tax loss of $240.5 million, representing an effective rate benefit of 3 percent. This was lower than the statutory rate due to the mix of earnings among tax jurisdictions, the impairment of goodwill for which there is no corresponding tax benefit, partially offset by the recognition of a valuation allowance on non-deductible interest. The income tax provision for the six months ended June 30, 2019 was $12.5 million on pre-tax income of $21.7 million, representing an effective rate of 57.5 percent. This was higher than the statutory rate due to the United States GILTI provisions and the recognition of a valuation allowance on non-deductible interest, partially offset by a benefit due to the mix of earnings among tax jurisdictions.

Net Income (Loss)

Net loss for the first half of 2020 was $233.3 million, or a loss of $9.81 per diluted share, compared to a net income of $9.2 million, or a loss of $0.27 per diluted share, for the same period in 2019.

Segment Sales and Income from Operations

	Six Months Ended
	June 30, 2020	June 30, 2019	Change
(Dollars in thousands)
Selected data
Net Sales
North America	$214,467	$365,518	$(151,051)
Europe	231,480	344,674	(113,194)
Total net sales	$445,947	$710,192	$(264,245)
Income (loss) from operations
North America	$(13,683)	$18,026	$(31,709)
Europe	(203,449)	24,644	(228,093)
Total income (loss) from operations	$(217,132)	$42,670	$(259,802)

North America

Net sales for our North American segment for the first six months of 2020 decreased 41.3 percent, compared to the same period in 2019, due to a 40.2 percent decrease in volumes, which was primarily attributable to COVID-19 and lower aluminum prices, partially offset by improved product mix comprised of larger diameter wheels and premium wheel finishes. U.S. and Mexico sales as a percentage of North America total sales were approximately 9.2 percent and 90.8 percent, respectively, for the first six months of 2020, which compares to 15.0 percent and 85.0 percent for the prior year period. The change in North American sales by country is due to ending manufacturing activities at our Fayetteville, Arkansas location in the fourth quarter of 2019. North American segment income from operations for the six months ended June 30, 2020 was lower than the prior year period, due to significantly reduced volumes related to North American OEM customer shutdowns, partially offset by favorable product mix, utilities savings associated with plant investments made in 2019 to use electricity from a competitively priced market and cost reductions including furloughs, hourly and salary wage and benefit reductions, a temporary closure of our manufacturing facilities, deferral of merit increases, reduced travel and personnel restructuring.

Europe

Net sales for our European segment for the first six months of 2020 decreased 32.8 percent, compared to the same period in 2019, due to a 31.2 percent decrease in volumes, which was primarily attributable to COVID-19, a weaker Euro and lower aluminum prices, partially offset by improved product mix comprised of higher diameter wheels and premium wheel finishes. European segment sales between Germany and Poland were approximately 36.2 percent and 63.8 percent, respectively, during the first six months of 2020, which compares to 35.2 percent and 64.8 percent for the first six months of 2019. European segment income from operations for the six months ended June 30, 2020 was lower than the prior year period primarily due to lower volumes related to OEM customer shutdowns and negative foreign exchange effects from the Euro partially offset by favorable mix and by temporary and permanent cost reductions related to temporary facility closures and use of government subsidies in both Poland and Germany, deferral of merit increases, reduced travel and personnel restructurings.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2020, our cash and cash equivalents totaled $130.7 million compared to $56.9 million and $77.9 million at June 30, 2019 and December 31, 2019, respectively. Our sources of liquidity primarily include cash, cash equivalents and short-term investments, net cash provided by operating activities, and borrowings under available debt facilities, factoring arrangements for trade receivables and, from time to time, other external sources of funds. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $146.0 million and 1.7:1.0, respectively, at June 30, 2020, versus $163.1 million and 1.9:1.0 at December 31, 2019.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, debt facilities, cash equivalents and short-term investments, and we believe these sources will continue to meet our capital requirements, as well as our currently anticipated short-term needs. Capital expenditures consist of ongoing maintenance and operational improvements (“maintenance”), as well as capital related to new product offerings and expanded capacity for existing products (“new business”). Over time capital expenditures have consisted of roughly equal components of maintenance and new business, the most significant of which in recent years has been our investment in physical vapor deposition technology which went into production in 2019.

In connection with the acquisition of our European operations, we entered into several debt and equity financing arrangements during 2017. On March 22, 2017, we entered into a USD Senior Secured Credit facility (“USD SSCF”) consisting of a $400.0 million Senior Secured Term Loan Facility (“Term Loan Facility”) and a $160.0 million Revolving Credit Facility (“Revolving Credit Facility”). On May 22, 2017, we issued 150,000 shares of redeemable preferred stock for an aggregate purchase price of $150.0 million. On June 15, 2017, we issued €250.0 million aggregate principal amount of 6.00% Senior Notes due June 15, 2025 (“the Notes”). Finally, as part of the European business acquisition, we also assumed $70.7 million of outstanding debt, including a €45.0 million European Revolving Credit Facility (“EUR SSCF”).

On January 31, 2020, the available borrowing limit of the EUR SSCF was increased from €45.0 million to €60.0 million. All other terms of the EUR SSCF remained unchanged. In addition, the European business entered into equipment loan agreements totaling $13.4 million (€12.0 million) in the fourth quarter of 2019. During the first quarter of 2020, the Company drew down on these equipment loans and the outstanding balance was $11.9 million as of June 30, 2020.

In response to the COVID 19 pandemic and the ensuing economic uncertainty and to maintain and enhance our liquidity, we took the following actions during the six-month period ended June 30, 2020:

•	reduced both the CEO’s base salary and the cash compensation of the non-employee Board of Directors members to $0 for April and May
•

implemented temporary facility closures, salary reductions, layoffs, furloughs, personnel restructurings, eliminated or deferred merit increases and reduced selected employee benefits across our global workforce in accordance with local laws and regulations

•	put on hold all non-critical capital expenditures
•	reduced purchases of direct materials
•	eliminated discretionary spending
•

drew down $156.0 million under our Revolving Credit Facility in late March 2020 and, in accordance with the provisions of the underlying agreement, repaid $101 million during the second quarter of 2020, resulting in an outstanding balance of $55.0 million as of June 30, 2020

•	drew on our EUR SSCF in late March 2020, resulting in an outstanding balance of $52.8 million (or €47 million) as of June 30, 2020

•	implemented regional cash disbursement councils who review and approve all cash disbursements, and
•	established an on-going communication protocol with our key suppliers and vendors to negotiate mutually acceptable credit terms and monitor productive material availability within our supply chain.

In July 2020, the Company paid the outstanding balance on the Revolving Credit Facility down to $30.0 million and, as a result, has available and unused commitments under the Revolving Credit Facility of $125.2 million at July 31, 2020. In addition, the Company repaid $43.6 million (€37 million) on the EUR SSCF in early August 2020, resulting in an outstanding balance of $11.8 million and available and unused commitments of $58.9 million.

Both of our revolving credit facilities mature in May 2022, and based on various forecasted scenarios, Superior expects, at this time, to remain compliant with the terms of these facilities. The Company has no other significant funded debt obligations until May 2024.

Balances outstanding under the Term Loan Facility, Notes, the Revolving Credit Facility, EUR SSCF and equipment loans as of June 30, 2020 were $349.2 million, $244.0 million, $55.0 million, $52.8 million and $23.2 million, respectively. The redeemable preferred stock amounted to $169.9 million as of June 30, 2020. Our liquidity totaled $245.1 million at June 30, 2020, including cash on hand of $130.7 million and available and unused commitments under credit facilities of $114.4 million.

To further bolster our liquidity position, we are benefiting from COVID-19 related subsidies in Germany and Poland and assessing the availability of a low-interest rate loan in Germany.

The following table summarizes the cash flows from operating, investing and financing activities as reflected in the consolidated statements of cash flows.

	Six Months Ended
	June 30, 2020	June 30, 2019	Change
(Dollars in thousands)
Net cash provided by (used in) operating activities	(7,135)	69,631	(76,766)
Net cash used in investing activities	(22,761)	(19,034)	(3,727)
Net cash provided by (used in) financing activities	82,205	(39,266)	121,471
Effect of exchange rate changes on cash	496	(1,872)	2,368
Net increase (decrease) in cash and cash equivalents	$52,805	$9,459	$43,346

Operating Activities

Net cash used in operating activities was $7.1 million for the first six months of 2020 versus a source of cash of $69.6 million for the same period in 2019. The decrease in cash flow provided by operating activities was mainly due to lower sales volumes, driven by shutdowns at our key North American and European OEM customers in response to the COVID-19 pandemic. Additionally, working capital was a use of cash in the first six months of 2020 compared to a source of cash in the prior year period.

Investing Activities

Net cash used in investing activities was $22.8 million for the first six months of 2020 compared to $19.0 million for the same period in 2019. The increased usage of cash for investing activities year-over-year is driven by a one-time benefit from the sale of other assets in the second quarter of 2019, partially offset by 2020 reductions in capital expenditures.

Financing Activities

Net cash provided by financing activities was $82.2 million for the first six months of 2020 compared to a use of cash of $39.3 million for the same period in 2019. This was primarily due to increased borrowings under our revolving lines of credit and proceeds from the new European equipment loans, as well as the elimination of the common dividend in the third quarter of 2019.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no significant off-balance sheet arrangements other than factoring of $59.3 million of our trade receivables.

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

Adjusted EBITDA is a key measure that is not calculated according to U.S. GAAP. Adjusted EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, amortization, restructuring charges and other closure costs and impairments of long-lived assets and investments, changes in fair value of redeemable preferred stock embedded derivative, acquisition and integration costs, certain hiring and separation related costs, proxy contest fees, gains associated with early debt extinguishment and accounts receivable factoring fees. We use adjusted EBITDA as an important indicator of the operating performance of our business. Adjusted EBITDA is used in our internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors and evaluating short-term and long-term operating trends in our operations. We believe the adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace and to establish operational goals. Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with U.S. GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies.

The following table reconciles our net sales, the most directly comparable U.S. GAAP financial measure, to our value added sales:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
(Dollars in thousands)
Net sales	$144,835	$352,499	$445,947	$710,192
Less: aluminum value and outside service provider costs	(60,551)	(158,853)	(191,572)	(323,744)
Value added sales	$84,284	$193,646	$254,375	$386,448

The following table reconciles our net income, the most directly comparable U.S. GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
(Dollars in thousands)
Net income (loss)	$(43,218)	$7,270	$(233,300)	$9,220
Interest expense, net	12,184	11,852	24,034	23,725
Income tax provision (benefit)	(3,753)	7,541	(7,213)	12,484
Depreciation	17,798	16,637	36,052	33,191
Amortization	6,127	6,705	12,264	13,482
Impairment of goodwill and indefinite-lived intangibles	—	—	193,641	—
Integration, restructuring, factoring fees and other (1) (2) (3)	7,166	(795)	10,356	328
Adjusted EBITDA	$(3,696)	$49,210	$35,834	$92,430
Adjusted EBITDA as a percentage of net sales	-2.6%	14.0%	8.0%	13.0%
Adjusted EBITDA as a percentage of value added sales	-4.4%	25.4%	14.1%	23.9%

(1)

In the second quarter of 2020, we incurred approximately $3.1 million of restructuring costs comprised of on-going fixed costs associated with our Fayetteville, Arkansas, facility, relocation and installation costs of repurposed machinery and severance costs as well as $0.2 million of accounts receivables factoring fees. Additionally, in the second quarter of 2020, we incurred $3.4 million of restructuring costs related to discontinuing the manufacturing and sale of high-performance wheels for the automotive racing market segment, $0.2 million for certain asset impairments and $0.3 million of other costs.

(2)

In the first half of 2020, we incurred approximately $9.5 million of restructuring costs comprised of on-going fixed costs associated with our Fayetteville, Arkansas facility, relocation and installation costs of repurposed machinery, salaried severance cost and second quarter 2020 costs incurred with exiting the automotive racing market segment, as well as $0.4 million of accounts receivable factoring fees, $0.2 million of certain asset impairments and $0.3 million of other costs.

(3)

In the second quarter of 2019, we incurred approximately $1.4 million of hiring and separation costs, $0.2 million of accounts receivables factoring fees, $0.1 million of integration costs and $2.4 million of gains on extinguishment of debt. In the first half of 2019, we incurred approximately $0.6 million of integration costs, $2.2 million of restructuring costs, $0.6 million of factoring fees and $2.4 million of gains on extinguishment of debt.

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

At March 31, 2020, the impact of the COVID-19 developments and uncertainty with respect to the economic effects of the pandemic had introduced significant volatility in the financial markets and was having, and continues to have, a widespread adverse effect on the automotive industry, including reductions in both consumer demand and OEM automotive production. In response, our key customers temporarily closed nearly all production facilities in Europe and North America (our primary markets) during the quarter ended March 31, 2020. As a result, we concluded that an interim test of our goodwill was required. More specifically, the Company concluded that the following events and circumstances, in the aggregate, indicated that it was more likely than not that the carrying value of our European reporting unit exceeded its fair value at March 31, 2020: (1) our European reporting unit’s carrying value was effectively set to fair value at December 31, 2019, due to the $102.2 million impairment charges to goodwill and indefinite-lived intangibles, (2) lower forecasted 2020 industry production volumes for Western and Central Europe, including those for our primary European customers, due to OEM shutdowns to mitigate COVID-19 spread and subsequent reduced production levels over the remainder of the year, as compared to our prior production forecasts (including estimates used in our 2019 assessment), and (3) the volatility in financial markets that has both increased European interest rates due to rising credit spreads and risk premiums and lowered median European automotive market multiples. Based on the results of our quantitative analysis, we recognized a non-cash goodwill impairment charge equal to the remaining goodwill balance of $182.6 million since the carrying value exceeded the fair value of the European reporting unit by more than the amount of the goodwill balance at March 31, 2020. This impairment was recognized at March 31, 2020 as a separate charge (together with the indefinite-lived intangible asset trade name) included in income (loss) from operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In light of the recent events surrounding COVID-19, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, we added the below risk factors entitled “The COVID-19 pandemic has disrupted, and may continue to disrupt our business, which we expect will have a material adverse impact on our business, results of operations and financial condition”  and “A delisting of our common stock from the NYSE could reduce the liquidity and market price of our common stock; reduce the number of investors and analysts that cover our common stock; limit our ability to issue additional shares, and damage our reputation which could have a material adverse impact on our business, results of operations and financial condition.  In addition, a delisting of our common stock from the NYSE could cause a redemption of some or all of our outstanding redeemable preferred stock which would negatively impact our liquidity” to the risk factors as previously disclosed in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2019. Other than as set forth below, there have been no material changes to the risk factors set forth in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2019. However, many of the risk factors set forth in our Form 10-K for the year ended December 31, 2019 are, and will continue to be, exacerbated by the COVID-19 pandemic and any resulting worsening of the economic environment.

The COVID-19 pandemic has disrupted, and may continue to disrupt our business, which we expect will have a material adverse impact on our business, results of operations and financial condition.

The ongoing COVID-19 pandemic has caused a widespread health crisis, resulting in an economic downturn and government imposed measures to reduce the spread of COVID-19. In Europe and North America (our primary markets), federal, state and local governments have either recommended or mandated actions to slow the transmission of COVID-19. Most U.S. states and most countries have been implementing shelter-in-place orders, quarantines, significant restrictions on travel, as well as work restrictions that prohibit non-essential employees from going to work. The impact of COVID-19 and uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets and is having a widespread adverse effect on the automotive industry. Specific risks to our Company associated with the COVID-19 pandemic include the following:

•	reductions in both consumer demand for vehicles and OEM automotive production, due to lower consumer confidence, may decrease demand for our products
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

•	the occurrence of COVID-19 incidents at our customers’ facilities or in our facilities may interrupt our customers’ and our operations for an indeterminate period of time, and
•	the temporary or permanent closure of our customers’ facilities or our facilities.

The ultimate impact that COVID-19 will have on our business, results of operations and financial condition will depend on a number of evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, OEMs’, suppliers’, customers’ and individuals’ actions that have been and continue to be taken in response to the pandemic and the impact of the pandemic on economic activity and actions taken in response to such impact by the OEMs’ suppliers and customers.

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

We are required under the NYSE continued listing standards to maintain a market capitalization of at least $50 million, over a consecutive 30 trading-day period, and maintain stockholders’ equity of at least $50 million. As of March 31, 2020, our market capitalization was less than $50 million over a consecutive 30-day trading period and our stockholders’ equity was less that the minimum threshold. As a result, on June 5, 2020, the NYSE sent us a formal notification that we were not compliance with the NYSE continued listing standards. In response, on July 20, 2020, we submitted a remediation plan to the NYSE. The NYSE has 45 days to review our plan. If the NYSE accepts our plan, we will have 18 months to cure the deficiency. The cure period effectively began on July 1, 2020 and will end on January 1, 2022. In the event that the NYSE does not accept our compliance plan or we are unable to cure the deficiency during the 18-month period, our stock may be delisted from the NYSE.

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

10.5	Superior Industries International, Inc. Executive Change in Control Severance Plan, as Amended and Restated as of March 30, 2012.*

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of Majdi B. Abulaban, President and Chief Executive Officer, and Matti M. Masanovich, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document **

101.SCH	Inline XBRL Taxonomy Extension Schema Document **

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101) **

*	Filed herewith.
**	Submitted electronically with the Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date: August 5, 2020	/s/ Majdi B. Abulaban
Majdi B. Abulaban President and Chief Executive Officer

Date: August 5, 2020	/s/ Matti M. Masanovich
Matti M. Masanovich Executive Vice President and Chief Financial Officer