Form 10-Q
period 2020-09-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2020-11-02
CIK 95552

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Number of shares of common stock outstanding as of October 26, 2020: 25,591,930

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
NET SALES	$317,103	$352,014	$763,050	$1,062,206
Cost of sales	285,135	335,967	730,762	973,042
GROSS PROFIT	31,968	16,047	32,288	89,164
Selling, general and administrative expenses	12,730	16,290	36,541	46,737
Impairment of goodwill and indefinite-lived intangibles	—	—	193,641	—
INCOME (LOSS) FROM OPERATIONS	19,238	(243)	(197,894)	42,427
Interest expense, net	(10,414)	(11,807)	(34,448)	(35,532)
Other (expense) income, net	(1,576)	634	(923)	3,393
INCOME (LOSS) BEFORE INCOME TAXES	7,248	(11,416)	(233,265)	10,288
Income tax benefit (provision)	3,898	4,785	11,111	(7,699)
NET INCOME (LOSS)	$11,146	$(6,631)	$(222,154)	$2,589
EARNINGS (LOSS) PER SHARE – BASIC	$0.12	$(0.57)	$(9.66)	$(0.84)
EARNINGS (LOSS) PER SHARE – DILUTED	$0.12	$(0.57)	$(9.66)	$(0.84)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income (loss)	$11,146	$(6,631)	$(222,154)	$2,589
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	16,384	(22,143)	(9,706)	(21,459)
Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	5,818	(10,406)	(32,934)	(1,862)
Tax (provision) benefit	(1,135)	2,104	7,618	342
Change in unrecognized gains (losses) on derivative instruments, net of tax	4,683	(8,302)	(25,316)	(1,520)
Defined benefit pension plan:
Amortization of actuarial losses on pension obligations	72	50	216	155
Tax (provision)	(15)	(11)	(45)	(33)
Pension changes, net of tax	57	39	171	122
Other comprehensive income (loss), net of tax	21,124	(30,406)	(34,851)	(22,857)
Comprehensive income (loss)	$32,270	$(37,037)	$(257,005)	$(20,268)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$111,131	$77,927
Accounts receivable, net	77,675	76,786
Inventories, net	141,287	168,470
Income taxes receivable	4,067	4,630
Other current assets	16,329	26,375
Total current assets	350,489	354,188
Property, plant and equipment, net	507,037	529,282
Deferred income tax assets, net	53,307	38,607
Goodwill	—	184,832
Intangibles, net	112,341	137,078
Other non-current assets	55,837	67,880
Total assets	$1,079,011	$1,311,867
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$149,808	$123,112
Short-term debt	6,034	4,010
Accrued expenses	72,857	60,845
Income taxes payable	2,208	3,148
Total current liabilities	230,907	191,115
Long-term debt (less current portion)	611,706	611,025
Non-current income tax liabilities	7,451	6,523
Deferred income tax liabilities, net	—	12,369
Other non-current liabilities	81,321	71,640
Commitments and contingent liabilities (Note 17)	—	—
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized - 1,000,000 shares
Issued and outstanding – 150,000 shares outstanding at September 30, 2020 and December 31, 2019	174,597	160,980
European non-controlling redeemable equity	1,580	6,525
Shareholders’ equity (deficit):
Common stock, $0.01 par value
Authorized - 100,000,000 shares
Issued and outstanding – 25,591,930 and 25,128,158 shares at September 30, 2020 and December 31, 2019	94,058	93,331
Accumulated other comprehensive loss	(134,929)	(100,078)
Retained earnings	12,320	258,437
Total shareholders’ equity (deficit)	(28,551)	251,690
Total liabilities, mezzanine equity and shareholders’ equity (deficit)	$1,079,011	$1,311,867

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(222,154)	$2,589
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	73,134	77,500
Income tax, non-cash changes	(19,389)	(3,472)
Impairment of goodwill and indefinite-lived intangibles	193,641	—
Stock-based compensation	727	3,695
Amortization of debt issuance costs	3,140	3,681
Other non-cash items	(1,493)	444
Changes in operating assets and liabilities:
Accounts receivable	(4,062)	(30,464)
Inventories	29,292	9,028
Other assets and liabilities	11,520	20,313
Accounts payable	27,438	11,176
Income taxes	717	7,861
NET CASH PROVIDED BY OPERATING ACTIVITIES	92,511	102,351
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(33,592)	(47,584)
Proceeds from sale of fixed assets	859	—
Other investing activities	—	9,631
NET CASH USED IN INVESTING ACTIVITIES	(32,733)	(37,953)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	11,690	—
Repayments of debt	(24,851)	(35,015)
Cash dividends paid	(10,161)	(19,171)
Purchase of non-controlling redeemable shares	(4,981)	(3,888)
Payments related to tax withholdings for stock-based compensation	—	(108)
Proceeds from borrowings on revolving credit facility	313,825	69,600
Repayments of borrowings on revolving credit facility	(316,910)	(69,600)
Other financing activities	(723)	(1,035)
NET CASH USED IN FINANCING ACTIVITIES	(32,111)	(59,217)
Effect of exchange rate changes on cash	5,537	(3,337)
Net increase in cash and cash equivalents	33,204	1,844
Cash and cash equivalents at the beginning of the period	77,927	47,464
Cash and cash equivalents at the end of the period	$111,131	$49,308

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

For the nine months ended September 30, 2019

(Unaudited)	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2018	25,019,237	$87,723	$(3,205)	$(3,000)	$(99,290)	$391,037	$373,265
Net income	—	—	—	—	—	2,589	2,589
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	(1,520)	—	—	—	(1,520)
Change in employee benefit plans, net of taxes	—	—	—	122	—	—	122
Net foreign currency translation adjustment	—	—	—	—	(21,459)	—	(21,459)
Common stock issued, net of shares withheld for employee taxes	108,921	—	—	—	—	—	—
Stock-based compensation	—	3,587	—	—	—	—	3,587
Cash dividend declared ($0.09 per common share)	—	—	—	—	—	(4,597)	(4,597)
Redeemable preferred 9% dividend, participating dividend and accretion	—	—	—	—	—	(23,275)	(23,275)
European non-controlling redeemable equity dividend	—	—	—	—	—	(496)	(496)
BALANCE AT SEPTEMBER 30, 2019	25,128,158	$91,310	$(4,725)	$(2,878)	$(120,749)	$365,258	$328,216

For the three months ended September 30, 2019

(Unaudited)	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT JUNE 30, 2019	25,114,598	$89,532	$3,577	$(2,917)	$(98,606)	$379,604	$371,190
Net loss	—	—	—	—	—	(6,631)	(6,631)
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	(8,302)	—	—	—	(8,302)
Change in employee benefit plans, net of taxes	—	—	—	39	—	—	39
Net foreign currency translation adjustment	—	—	—	—	(22,143)	—	(22,143)
Common stock issued, net of shares withheld for employee taxes	13,560	—	—	—	—	—	—
Stock-based compensation	—	1,778	—	—	—	—	1,778
Cash dividend declared ($0.09 per common share)	—	—	—	—	—	(15)	(15)
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(7,587)	(7,587)
European non-controlling redeemable equity dividend	—	—	—	—	—	(113)	(113)
BALANCE AT SEPTEMBER 30, 2019	25,128,158	$91,310	$(4,725)	$(2,878)	$(120,749)	$365,258	$328,216

For the nine months ended September 30, 2020

(Unaudited)	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2019	25,128,158	$93,331	$9,951	$(5,571)	$(104,458)	$258,437	$251,690
Net loss	—	—	—	—	—	(222,154)	(222,154)
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	(25,316)	—	—	—	(25,316)
Change in employee benefit plans, net of taxes	—	—	—	171	—	—	171
Net foreign currency translation adjustment	—	—	—	—	(9,706)	—	(9,706)
Common stock issued, net of shares withheld for employee taxes	463,772	—	—	—	—	—	—
Stock-based compensation	—	727	—	—	—	—	727
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(23,811)	(23,811)
European non-controlling redeemable equity dividend	—	—	—	—	—	(152)	(152)
BALANCE AT SEPTEMBER 30, 2020	25,591,930	$94,058	$(15,365)	$(5,400)	$(114,164)	$12,320	$(28,551)

For the three months ended September 30, 2020

(Unaudited)	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT JUNE 30, 2020	25,591,930	$93,541	$(20,048)	$(5,457)	$(130,548)	$9,336	$(53,176)
Net income	—	—	—	—	—	11,146	11,146
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	4,683	—	—	—	4,683
Change in employee benefit plans, net of taxes	—	—	—	57	—	—	57
Net foreign currency translation adjustment	—	—	—	—	16,384	—	16,384
Common stock issued, net of shares withheld for employee taxes	—	—	—	—	—	—	—
Stock-based compensation	—	517	—	—	—	—	517
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(8,056)	(8,056)
European non-controlling redeemable equity dividend	—	—	—	—	—	(106)	(106)
BALANCE AT SEPTEMBER 30, 2020	25,591,930	$94,058	$(15,365)	$(5,400)	$(114,164)	$12,320	$(28,551)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

Superior Industries International, Inc.’s (referred herein as the “Company,” “Superior,” or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (OEMs) in North America and Europe and aftermarket distributors in Europe. We employ approximately 7,500 employees, operating in eight manufacturing facilities in North America and Europe with a combined annual manufacturing capacity of approximately 20 million wheels. We are one of the largest suppliers to global OEMs and we believe we are the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels accounted for approximately 92 percent of our sales in the first nine months of 2020 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Daimler AG Company (Mercedes-Benz, AMG, Smart), FCA, Ford, GM, Honda, Jaguar-Land Rover, Mazda, Mitsubishi, Nissan, PSA, Renault, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We also sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a global presence and diversified customer base consisting of North American, European and Asian OEMs. We have determined that our North American and European operations should be treated as separate reportable segments as further described in Note 5, “Business Segments.”

Presentation of Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Security and Exchange Commission’s (“SEC’s”) requirements for quarterly reports on Form 10-Q and U.S. Generally Accepted Accounting Principles (“GAAP”) and, in our opinion, contain all adjustments, of a normal and recurring nature, which are necessary for fair presentation of (i) the condensed consolidated statements of income (loss) for the three and nine-month periods ended September 30, 2020 and September 30, 2019, (ii) the condensed consolidated statements of comprehensive income (loss) for the three and nine-month periods ended September 30, 2020 and September 30, 2019, (iii) the condensed consolidated balance sheets at September 30, 2020 and December 31, 2019, (iv) the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2020 and September 30, 2019, and (v) the condensed consolidated statements of shareholders’ equity (deficit) for the three and nine-month periods ended September 30, 2020 and September 30, 2019. This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto filed with the SEC in our 2019 Annual Report on Form 10-K.

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

Cash Paid for Interest and Taxes and Non-Cash Investing Activities

Cash paid for interest was $27.1 million and $28.2 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Net cash income taxes paid was $7.6 million and $6.5 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. As of September 30, 2020 and September 30, 2019, $0.2 million and $15.8 million, respectively, of equipment had been purchased but not yet paid and was included in accounts payable in our condensed consolidated balance sheets.

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

Accounting Standards Issued but Not Yet Adopted

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires entities to use a new impairment model based on current expected credit losses (“CECL”) rather than incurred losses. Under CECL, estimated credit losses would incorporate relevant information about past events, current conditions and reasonable and supportable forecasts and any expected credit losses would be recognized at the time of sale. As a smaller reporting company (as defined under SEC regulations), the Company is not required to adopt the standard until fiscal years beginning after December 31, 2022. We are evaluating the impact this standard will have on our financial statements and disclosures.

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

NOTE 2 – REVENUE

In accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” the Company disaggregates revenue from contracts with customers into our reportable segments, North America and Europe. Revenues by segment for the three and nine-month periods ended September 30, 2020 and 2019 are summarized in Note 5, “Business Segments.”

The Company’s customer receivables and current and long-term contract liabilities balances as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30, 2020	December 31, 2019	Change
Customer receivables	$72,272	$68,283	$3,989
Contract liabilities—current	8,105	5,880	2,225
Contract liabilities—noncurrent	12,465	13,577	(1,112)

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

The following tables categorize items measured at fair value as of September 30, 2020 and December 31, 2019:

		Fair Value Measurement at Reporting Date Using
September 30, 2020		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$3,016	$—	$3,016	$—
Total	$3,016	$—	$3,016	$—
Liabilities			.
Derivative contracts	$28,984	$—	$28,984	$—
Total	$28,984	$—	$28,984	$—

		Fair Value Measurement at Reporting Date Using
December 31, 2019		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$21,973	$—	$21,973	$—
Total	$21,973	$—	$21,973	$—
Liabilities
Derivative contracts	$8,709	$—	$8,709	$—
Total	$8,709	$—	$8,709	$—

Debt Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices of these instruments (Level 2 input based on the U.S. GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below:

	September 30, 2020	December 31, 2019
(Dollars in thousands)
Estimated aggregate fair value	$563,568	$606,093
Aggregate carrying value (1)	630,200	630,635

(1)	Long-term debt excluding the impact of unamortized debt issuance costs.

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

The following tables display the fair value of derivatives by balance sheet line item at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$794	$867	$7,753	$10,293
Foreign exchange forward contracts not designated as hedging instruments	7	—	466	—
Aluminum forward contracts designated as hedging instruments	—	—	123	—
Natural gas forward contracts designated as hedging instruments	837	511	142	39
Interest rate swap contracts designated as hedging instruments	—	—	4,872	5,296
Total derivative financial instruments	$1,638	$1,378	$13,356	$15,628

	December 31, 2019
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$7,808	$12,821	$60	$100
Foreign exchange forward contracts not designated as hedging instruments	1,196	—	554	—
Aluminum forward contracts designated as hedging instruments	60	—	127	—
Natural gas forward contracts designated as hedging instruments	81	7	1,312	727
Interest rate swap contracts designated as hedging instruments	—	—	2,304	3,525
Total derivative financial instruments	$9,145	$12,828	$4,357	$4,352

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	September 30, 2020		December 31, 2019
	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign currency forward contracts designated as hedging instruments	$431,025	$(16,385)	$449,181	$20,469
Foreign exchange forward contracts not designated as hedging instruments	15,539	(459)	73,491	642
Aluminum forward contracts designated as hedging instruments	4,971	(123)	9,405	(67)
Natural gas forward contracts designated as hedging instruments	6,254	1,167	5,816	(1,951)
Interest rate swap contracts designated as hedging instruments	235,000	(10,168)	260,000	(5,829)
Total derivative financial instruments	$692,789	$(25,968)	$797,893	$13,264

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

The following tables summarize the gain or loss recognized in AOCI as of September 30, 2020 and 2019, the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the three and nine months ended September 30, 2020 and 2019:

Three Months Ended September 30, 2020	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$4,683	$(2,261)	$3,458
Total	$4,683	$(2,261)	$3,458

Nine Months Ended September 30, 2020	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$(25,316)	$(7,355)	$(289)
Total	$(25,316)	$(7,355)	$(289)

Three Months Ended September 30, 2019	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$(8,302)	$703	$1,817
Total	$(8,302)	$703	$1,817

Nine Months Ended September 30, 2019	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$(1,520)	$2,417	$3,557
Total	$(1,520)	$2,417	$3,557

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

(Dollars in thousands)	Net Sales		Income from Operations
Three Months Ended	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
North America	$166,662	$188,089	$16,113	$(4,440)
Europe	150,441	163,925	3,125	4,197
	$317,103	$352,014	$19,238	$(243)

(Dollars in thousands)	Depreciation and Amortization		Capital Expenditures
Three Months Ended	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
North America	$8,742	$15,432	$6,673	$5,425
Europe	16,076	15,396	4,158	13,494
	$24,818	$30,828	$10,831	$18,919

(Dollars in thousands)	Net Sales		Income from Operations
Nine Months Ended	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
North America	$381,129	$553,607	$2,430	$13,586
Europe	381,921	508,599	(200,324)	28,841
	$763,050	$1,062,206	$(197,894)	$42,427

(Dollars in thousands)	Depreciation and Amortization		Capital Expenditures
Nine Months Ended	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
North America	$25,967	$31,248	$19,109	$15,988
Europe	47,167	46,252	14,483	31,596
	$73,134	$77,500	$33,592	$47,584

(Dollars in thousands)	Property, Plant and Equipment, net		Goodwill and Intangible Assets
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
North America	$214,656	$237,372	$—	$—
Europe	292,381	291,910	112,341	321,910
	$507,037	$529,282	$112,341	$321,910

(Dollars in thousands)	Total Assets
	September 30, 2020	December 31, 2019
North America	$433,645	$484,689
Europe	645,366	827,178
	$1,079,011	$1,311,867

Geographic information

Net sales by manufacturing geographic location are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
(Dollars in thousands)
Net sales:
U.S.	$5,094	$26,916	$24,890	$81,638
Mexico	161,568	161,173	356,239	471,969
Germany	58,413	59,548	142,177	180,785
Poland	92,028	104,377	239,744	327,814
Consolidated net sales	$317,103	$352,014	$763,050	$1,062,206

NOTE 6 - INVENTORIES

	September 30, 2020	December 31, 2019
(Dollars in thousands)
Raw materials	$32,536	$44,245
Work in process	40,459	40,344
Finished goods	68,292	83,881
Inventories, net	$141,287	$168,470

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $10.8 million and $10.6 million at September 30, 2020 and December 31, 2019, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

	September 30, 2020	December 31, 2019
(Dollars in thousands)
Land and buildings	$168,758	$158,907
Machinery and equipment	829,983	856,961
Leasehold improvements and others	11,176	12,173
Construction in progress	44,045	30,179
	1,053,962	1,058,220
Accumulated depreciation	(546,925)	(528,938)
Property, plant and equipment, net	$507,037	$529,282

Depreciation expense for the three and nine months ended September 30, 2020 was $18.3 million and $54.4 million, respectively. Depreciation expense for the three and nine months ended September 30, 2019 was $24.2 million and $57.4 million, respectively. Depreciation expense for the three months ended September 30, 2019 included accelerated depreciation of $7.6 million related to excess equipment arising from the plan to reduce production at our Fayetteville, Arkansas manufacturing facility (refer to Note 19, “Restructuring”).

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

Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets and goodwill as of September 30, 2020 and December 31, 2019.

As of September 30, 2020	Gross Carrying Amount	Impairment	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$—	$(6,136)	$269	$3,133	2-3
Technology	15,000	—	(10,226)	441	5,215	1-3
Customer relationships	167,000	—	(68,940)	5,933	103,993	3-8
Total finite	191,000	—	(85,302)	6,643	112,341
Trade names	14,000	(13,772)	—	(228)	—	Indefinite
Total intangibles	$205,000	$(13,772)	$(85,302)	$6,415	$112,341

Nine Months Ended September 30, 2020	Beginning Balance					Ending Balance
	Gross	Accumulated Impairment	Net Balance	Impairment	Currency Translation	Gross	Accumulated Impairment	Net Balance
(Dollars in thousands)
Goodwill	$284,337	$(99,505)	$184,832	$(182,528)	$(2,304)	$282,033	$(282,033)	$—

As of December 31, 2019	Gross Carrying Amount	Impairment	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$—	$(4,778)	$110	$4,332	3-4
Technology	15,000	—	(7,963)	183	7,220	2-4
Customer relationships	167,000	—	(53,681)	954	114,273	4-9
Total finite	191,000	—	(66,422)	1,247	125,825
Trade names	14,000	(2,733)	—	(14)	11,253	Indefinite
Total intangibles	$205,000	$(2,733)	$(66,422)	$1,233	$137,078

Year Ended December 31, 2019	Beginning Balance					Ending Balance
	Gross	Accumulated Impairment	Net Balance	Impairment	Currency Translation	Gross	Accumulated Impairment	Net Balance
(Dollars in thousands)
Goodwill	$291,434	$—	$291,434	$(99,505)	$(7,097)	$284,337	$(99,505)	$184,832

Amortization expense for these intangible assets was $6.5 million and $6.6 million for the three months ended September 30, 2020 and 2019, respectively. Amortization expense for the nine months ending September 30, 2020 and 2019 was $18.8 million and $20.1 million, respectively. The anticipated annual amortization expense for these intangible assets is $24.5 million for 2020 to 2021, $21.7 million for 2022 and $19.8 million for 2023 and 2024.

NOTE 9 – DEBT

A summary of long-term debt and the related weighted average interest rates is shown below:

	September 30, 2020 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$349,200	$(7,790)	$341,410	4.1%
6.00% Senior Notes due 2025	254,904	(4,670)	250,234	6.0%
European CapEx Loans	23,410	—	23,410	2.4%
Finance Leases	2,686	—	2,686	3.0%
	$630,200	$(12,460)	617,740
Less: Current portion			(6,034)
Long-term debt			$611,706

	December 31, 2019 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$371,800	$(10,192)	$361,608	5.7%
6.00% Senior Notes due 2025	243,074	(5,408)	237,666	6.0%
European CapEx Loan	12,693	—	12,693	2.2%
Finance Leases	3,068	—	3,068	2.9%
	$630,635	$(15,600)	615,035
Less: Current portion			(4,010)
Long-term debt			$611,025

(1)	Unamortized portion

Senior Notes

On June 15, 2017, the Company issued €250.0 million aggregate principal amount of 6.00 percent Senior Notes (“Notes”) due June 15, 2025. Interest on the Notes is payable semiannually, on June 15 and December 15. The Company may redeem the Notes, in whole or in part, on or after June 15, 2020 at redemption prices of 103.0 percent and 101.5 percent of the principal amount thereof, if the redemption occurs during the 12-month period beginning June 15, 2020 or June 15, 2021, respectively, and a redemption price of 100 percent of the principal amount thereof on or after June 15, 2022, in each case plus accrued and unpaid interest to, but not including, the applicable redemption date. If we experience a change of control or sell certain assets, the Company may be required to offer to purchase the Notes from the holders. The Notes are senior unsecured obligations ranking equally in right of payment with all of its existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness. The Notes are effectively subordinated in right of payment to the existing and future secured indebtedness of the Company, including the Senior Secured Credit Facilities (as defined below), to the extent of the assets securing such indebtedness.

During the second and third quarters of 2019, the Company opportunistically purchased Notes on the open market with face values of $22.4 million (20.0 million Euro) and $7.8 million (7.0 million Euro) for $19.4 million $6.6 million, respectively. The carrying values associated with the Note purchases in the second and third quarters of 2019, net of allocable debt issuance costs, were $21.8 million and $7.6 million, respectively, resulting in gains of $2.4 million and $1.0 million, respectively, which were included in other income. During the fourth quarter of 2019, the Company purchased additional Notes on the open market with a face value of $6.6 million (6.0 million Euro) for $6.3 million. The associated carrying value of the Notes, net of allocable debt issuance costs, was $6.5 million, resulting in a net gain of $0.3 million for the fourth quarter, which was included in other income.

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

The indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal, premium, if any, and interest, when due; (ii) failure for  60 days to comply with  any  obligations, covenants or agreements in the indenture after receipt of written notice from the Bank of New York Mellon, London Branch (“the Trustee”) or holders of at least 30 percent in principal amount of the then outstanding Notes of such failure (other than defaults referred to in the foregoing clause (i)); (iii) default under any mortgage, indenture or instrument for money borrowed by the Company or certain of its subsidiaries, (iv) a failure to pay certain judgments; and (iv) certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Bank of New York Mellon, London Branch (“the Trustee”) or holders of at least 30 percent in principal amount of the then outstanding Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. These events of default are subject to several important qualifications, limitations and exceptions that are described in the indenture. As of September 30, 2020, the Company was in compliance with all covenants under the indenture governing the Notes.

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

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) LIBOR for the relevant interest period, with a floor of 0.00 percent per annum, plus the applicable rate or (b) a base rate, with a floor of 0.00 percent, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the federal funds effective rate plus 0.50 percent and (3) LIBOR for an interest period of one month plus 1.00 percent, in each case, plus the applicable rate. The applicable rates for borrowings under the Revolving Credit Facility and commitment fees for unused commitments under the Revolving Credit Facility are based upon the First Lien Net Leverage Ratio effective for the preceding quarter, with LIBOR applicable rates ranging between 3.50 percent and 3.00 percent, currently 3.50 percent, base rate applicable rates between 2.50 percent and 2.00 percent, currently 2.50 percent and commitment fees between 0.50 percent and 0.25 percent, currently 0.50 percent. Commitment fees are included in interest expense.

As of September 30, 2020, the Company had repaid $50.8 million under the Term Loan Facility resulting in a balance of $349.2 million. In addition, the Company had no borrowings outstanding under the Revolving Credit Facility, outstanding letters of credit of $4.8 million and available unused commitments under this facility of $155.2 million as of September 30, 2020.

Guarantees and Collateral Security

Our obligations under the Credit Agreement are unconditionally guaranteed by the Subsidiary Guarantors, with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in adverse tax consequences. The guarantees of such obligations, will be secured, subject to permitted liens and other exceptions, by substantially all of our assets and the Subsidiary Guarantors’ assets, including but not limited to: (i) a perfected pledge of all of the capital stock issued by each of the Subsidiary Guarantors (subject to certain exceptions) and up to 65 percent of the capital stock issued by each direct wholly-owned foreign restricted subsidiary of the Company (subject to certain exceptions) and (ii) perfected security interests in and mortgages on substantially all tangible and intangible personal property and material fee-owned real property of the Company and the Subsidiary Guarantors (subject to certain exceptions and exclusions).

Covenants

The Credit Agreement contains a number of restrictive covenants that, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends, distributions or other restricted payments, or repurchase our capital stock, prepay, redeem, or repurchase any subordinated indebtedness, enter into agreements which limit our ability to incur liens on our assets or that restrict the ability of restricted subsidiaries to pay dividends or make other restricted payments to us, and enter into certain transactions with our affiliates, and, solely with respect to the Revolving Credit Facility, requires a Total Net Leverage Ratio (calculated as defined in the Credit Agreement) of not more than 4.5 to 1.0 as of each fiscal quarter-end when outstanding borrowings, together with undrawn letters of credit exceeding $20 million, under the Revolving Credit Facility exceed 35 percent of the $160 million commitment amount.

In addition, the Credit Agreement contains customary default provisions, representations and warranties and other covenants. The Credit Agreement also contains a provision permitting the Lenders to accelerate the repayment of all loans outstanding under the Senior Secured Credit Facilities during an event of default. As of September 30, 2020, the Company was in compliance with all covenants under the Credit Agreement.

European Debt

In connection with the acquisition of Uniwheels, AG, the Company assumed $70.7 million of outstanding debt. At September 30, 2020, $11.0 million of the assumed debt remained outstanding and bears interest at 2.2 percent.

During the second quarter of 2019, the Company amended its European Revolving Credit Facility (“EUR SSCF”), increasing the available borrowing limit from €30.0 million to €45.0 million and extending the term to May 22, 2022. On January 31, 2020, the available borrowing limit of the EUR SSCF was increased from €45.0 million to €60.0 million. All other terms of the EUR SSCF remained unchanged. At September 30, 2020, the Company had no borrowings outstanding, outstanding letters of credit of $0.5 million (€0.4 million) and available unused commitments under this facility of $70.0 million (€59.6 million). The EUR SSCF bears interest at Euribor (with a floor of zero) plus a margin (ranging from 1.55 percent to 3.0 percent based on the net debt leverage ratio of Superior Industries Europe AG and its wholly owned subsidiaries, collectively “Superior Europe AG”), currently 1.55 percent. The annual commitment fee for unused commitments (ranging from 0.50 percent to 1.05 percent based on the net debt leverage ratio of Superior Europe AG), is currently 0.50 percent per annum. In addition, a management fee is assessed equal to 0.07 percent of borrowings outstanding at each month end. The commitment and management fees are both included in interest expense. Superior Europe AG has pledged substantially all of its assets, including land and buildings, receivables, inventory, and other moveable assets (other than collateral associated with equipment loans) as collateral under the EUR SSCF.

The EUR SSCF is subject to a number of restrictive covenants that, among other things, restrict, subject to certain exceptions, the ability of  Superior Europe AG to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends or distributions, or repurchase our capital stock, prepay, redeem, or repurchase any subordinated indebtedness, and enter into agreements which limit our ability to incur liens on our assets. At September 30, 2020, Superior Europe AG was in compliance with all covenants under the EUR SSCF.

During the fourth quarter of 2019, the Company entered into new equipment loan agreements totaling $13.4 million (€12.0 million) which bear interest at 2.67 percent and mature on September 30, 2027. Interest and principal repayments are due quarterly. The loans are secured with liens on the financed equipment and are subject to covenants that, among other things, include a material adverse change default provision pursuant to which the lender could accelerate the loan maturity, as well as a provision that restricts the ability of Superior Europe AG to reduce its ownership interest in Superior Industries Production Germany GmbH, its wholly-owned subsidiary and the borrower under the loan. During the first quarter of 2020, the Company had drawn down on the equipment loans and the balance outstanding at September 30, 2020 was $12.4 million (€10.6 million). Quarterly installment payments of $0.5 million (€0.4 million) under the loan agreements will begin in December of 2020. At September 30, 2020, the Company was in compliance with all covenants under the loans.

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

On November 7, 2018, the Company filed a Certificate of Correction to the Certificate of Designations for the preferred stock, which became effective upon filing and corrected the redemption date to September 14, 2025. This resulted in a modification of the redeemable preferred stock. As a result of the modification, the carrying value of the redeemable preferred stock decreased $17.2 million (which was credited to retained earnings, treated as a deemed dividend and is added back to compute earnings per share) and the period for accretion of the carrying value to the redemption value has been extended to September 14, 2025. The accretion has been adjusted to amortize the excess of the redemption value over the carrying value over the period through September 14, 2025. The accumulated accretion net of the modification adjustment as of September 30, 2020 is $39.1 million resulting in an adjusted redeemable preferred stock balance of $174.6 million.

NOTE 11 – EUROPEAN NON-CONTROLLING REDEEMABLE EQUITY

On May 30, 2017, the Company acquired 92.3 percent of the outstanding shares of Uniwheels, Inc. Subsequently, the Company commenced a delisting and associated tender offer for the remaining shares. On January 17, 2018, the Company entered into a Domination and Profit and Loss Transfer agreement (“DPLTA”) retroactively effective as of January 1, 2018 pursuant to which we offered to purchase the remaining outstanding shares at €62.18. This price may be subject to change based on appraisal proceedings initiated by the minority shareholders which have not yet been concluded. The Company must also pay an annual dividend of €3.23 as long as the DPLTA is in effect. For any shares tendered prior to the annual dividend payment, we must pay interest at a statutory rate, currently 4.12 percent, in place of the dividend. As a result, non-controlling interests with a carrying value of $51.9 million were reclassified from stockholders’ equity to mezzanine equity as of January 1, 2018 because non-controlling interests with redemption rights (not within the Company’s control) are considered redeemable and must be classified outside shareholders’ equity. As a result of purchases pursuant to the tender offer and the DPLTA, the Company has increased its ownership to 99.9 percent as of September 30, 2020. In addition, the carrying value of the non-controlling interests must be adjusted to redemption value since they are currently redeemable. The following table summarizes the European non-controlling redeemable equity activity through the period ended September 30, 2020 (in thousands):

Balance at December 31, 2018	$13,849
Dividends accrued	566
Dividends paid	(848)
Translation adjustment	(361)
Purchase of shares	(6,681)
Balance at December 31, 2019	6,525
Dividends accrued	152
Dividends paid	(45)
Translation adjustment	(71)
Purchase of shares	(4,981)
Balance at September 30, 2020	$1,580

NOTE 12 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss), after deducting preferred dividends and accretion and European non-controlling redeemable equity dividends, by the weighted average number of common shares outstanding. For purposes of calculating diluted earnings per share, the weighted average shares outstanding includes the dilutive effect of outstanding stock options and time and performance based restricted stock units under the treasury stock method. The redeemable preferred shares discussed in Note 10, “Redeemable Preferred Stock” have not been included in the diluted earnings per share because the conversion would be anti-dilutive for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
(Dollars in thousands, except per share amounts)
Basic Earnings Per Share:
Net income (loss)	$11,146	$(6,631)	$(222,154)	$2,589
Less: Redeemable preferred stock dividends and accretion	(8,056)	(7,587)	(23,811)	(23,275)
Less: European non-controlling redeemable equity dividend	(106)	(113)	(152)	(496)
Basic numerator	$2,984	$(14,331)	$(246,117)	$(21,182)
Basic earnings (loss) per share	$0.12	$(0.57)	$(9.66)	$(0.84)
Weighted average shares outstanding – Basic	25,592	25,127	25,466	25,089
Diluted Earnings Per Share:
Net income (loss)	$11,146	$(6,631)	$(222,154)	$2,589
Less: Redeemable preferred stock dividends and accretion	(8,056)	(7,587)	(23,811)	(23,275)
Less: European non-controlling redeemable equity dividend	(106)	(113)	(152)	(496)
Diluted numerator	$2,984	$(14,331)	$(246,117)	$(21,182)
Diluted earnings (loss) per share	$0.12	$(0.57)	$(9.66)	$(0.84)
Weighted average shares outstanding – Basic	25,592	25,127	25,466	25,089
Dilutive effect of common share equivalents	118	—	—	—
Weighted average shares outstanding – Diluted	25,710	25,127	25,466	25,089

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

The income tax benefit for the three and nine months ended September 30, 2020, was $3.9 and $11.1 million, resulting in an effective income tax rate of (53.8) percent and 4.8 percent, respectively.

The effective income tax rate for the three months ending September 30, 2020 differs from the statutory rate primarily due to the mix of earnings among tax jurisdictions, and recognition of a valuation allowance on non-deductible interest.

The effective income tax rate for the nine months ending September 30, 2020 differs from the statutory rate primarily due to the impairment of goodwill for which there is no corresponding tax benefit, the mix of earnings among tax jurisdictions, and recognition of a valuation allowance on non-deductible interest.

The income tax benefit and provision for the three and nine months ended September 30, 2019 was $4.8 and $7.7 million, resulting in an effective income tax rate of 41.9 percent and 75.0 percent, respectively. The effective tax rate was higher than the statutory rate primarily due to the United States taxation of foreign earnings under the Global Intangible Low-Tax Income (“GILTI”) provisions, and the recognition of a valuation allowance on non-deductible interest, partially offset by a benefit due to the mix of earnings among tax jurisdictions.

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

Lease expense and cash flow for the three and nine months ended September 30, 2020 and 2019 and operating and finance lease assets and liabilities, average lease term and average discount rate as of September 30, 2020 and December 31, 2019 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Lease Expense
Finance lease expense:
Amortization of right-of-use assets	$615	$548	$906	$1,551
Interest on lease liabilities	43	34	63	65
Operating lease expense	1,699	846	2,534	2,560
Total lease expense	$2,357	$1,428	$3,503	$4,176

Cash Flow Components
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$43	$34	$63	$65
Operating cash outflows from operating leases	1,818	821	2,692	2,484
Financing cash outflows from finance leases	467	381	723	1,035
Right-of-use assets obtained in exchange for finance lease liabilities, net of terminations and disposals	180	1,292	252	1,803
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations and disposals	422	12	637	18,353

	September 30, 2020	December 31, 2019
Balance Sheet Information
Operating leases:
Other non-current assets	$14,087	$15,201
Accrued liabilities	$(2,926)	$(2,949)
Other non-current liabilities	(12,120)	(13,282)
Total operating lease liabilities	$(15,046)	$(16,231)

Finance leases:
Property and equipment gross	$5,299	$4,821
Accumulated depreciation	(3,024)	(2,118)
Property and equipment, net	$2,275	$2,703
Current portion of long-term debt	$(893)	$(1,023)
Long-term debt	(1,793)	(2,045)
Total finance lease liabilities	$(2,686)	$(3,068)

Lease Term and Discount Rates
Weighted-average remaining lease term - finance leases (years)	3.9	4.1
Weighted-average remaining lease term - operating leases (years)	6.1	6.4
Weighted-average discount rate - finance leases	3.0%	2.9%
Weighted-average discount rate - operating leases	3.8%	3.9%

Summarized future minimum payments under our leases as of September 30, 2020 are as follows:

	September 30, 2020
	Finance Leases	Operating Leases
Lease Maturities (in thousands)
Three remaining months of 2020	$151	$1,798
2021	1,083	3,216
2022	771	2,672
2023	364	2,316
2024	122	2,094
Thereafter	432	4,958
Total	2,923	17,054
Less: Imputed interest	(237)	(2,008)
Total lease liabilities, net of interest	$2,686	$15,046

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

For the nine months ended September 30, 2020, payments to retirees or their beneficiaries totaled approximately $1.1 million. We presently anticipate benefit payments in 2020 to total approximately $1.3 million. The following table summarizes the components of net periodic pension cost for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
(Dollars in thousands)
Interest cost	$251	$286	$753	$858
Net amortization	72	52	216	156
Net periodic pension cost	$323	$338	$969	$1,014

NOTE 16 - STOCK-BASED COMPENSATION

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “Plan”) was approved by stockholders in May 2018. The Plan authorizes us to issue up to 4.35 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants. At September 30, 2020, there were 0.6 million shares available for future grants under this Plan. No more than 1.2 million shares may be used under the Plan as “full value” awards, which include restricted stock and performance units. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

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

Restricted stock unit and restricted performance stock unit activity for the nine months ended September 30, 2020 is summarized in the following table:

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price
Balance at December 31, 2019	1,047,256	$5.39	1,548,793	$7.17	50,250	$18.86
Granted	634,317	2.87	948,636	3.25	—	—
Settled	(401,723)	6.14	(245,713)	5.05	—	—
Forfeited or expired	(195,540)	4.27	(334,141)	7.44	(26,250)	17.46
Balance at September 30, 2020	1,084,310	$3.84	1,917,575	$5.28	24,000	$20.39

Vested or expected to vest at September 30, 2020	981,873	$3.82	323,862	$7.79	24,000	$20.39

Stock-based compensation expense was $0.5 million and $1.8 million for the three months ended September 30, 2020 and 2019, respectively. Stock-based compensation expense was $1.2 million and $3.7 million for the nine months ended September 30, 2020 and 2019, respectively. The lower expense in 2020 (for the three months and nine months ended September 30, 2020) was primarily due to the reduction of our estimates regarding the achievement of the performance metric, to zero, in light of the global pandemic. Unrecognized stock-based compensation expense related to non-vested awards of $3.7 million is expected to be recognized over a weighted average period of approximately 1.6 years as of September 30, 2020.

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

NOTE 18 – RECEIVABLES FACTORING

The Company sells certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash provided by operating activities. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes. During the three months ended September 30, 2020 and 2019, the Company sold trade receivables totaling $169.8 million and $80.6 million, respectively, and incurred factoring fees of $0.4 million and $0.2 million, respectively. During the nine months ended September 30, 2020 and 2019, the Company sold trade receivables totaling $307.4 million and $272.4 million, respectively, and incurred factoring fees of $0.8 million and $0.8 million, respectively. As of September 30, 2020 and December 31, 2019, $101.4 million and $49.6 million, respectively, of receivables had been factored under the arrangements. The collective limit under our factoring arrangements as of September 30, 2020 was $115.9 million. The limit has decreased to $105.9 million as of October 15, 2020 due to a $10 million decrease in North American factoring limit. The collective limit under our factoring arrangements as of December 31, 2019 was $117.3 million.

NOTE 19 – RESTRUCTURING

During the quarter ended June 30, 2020, the Company discontinued the manufacture and sale of high performance aftermarket wheels for the automotive racing market segment. The Company incurred a total non-cash charge of $3.4 million, including $2.8 million recorded in cost of sales, comprised of $1.3 million relating to write-downs of certain after-market inventory to salvage value, $1.0 million of employee severance costs and $0.5 million in contract terminations and other costs, as well as a $0.6 million non-cash charge recorded in selling, general and administrative expense related to non-production employee severance costs. During the three-month period ended September 30, 2020, we recognized an additional $0.4 million of severance costs. As of September 30, 2020, $1.5 million of the restructuring severance accrual remains.

During the third quarter of 2019, the Company initiated a plan to significantly reduce production and manufacturing operations at its Fayetteville, Arkansas location. As a result, the Company recognized a non-cash charge of $13.0 million in cost of sales, comprised of (1) $7.6 million of accelerated depreciation for excess equipment, (2) $3.2 million relating to the write-down of certain supplies inventory to net salvage value, (3) $1.6 million of employee severance and (4) $0.6 million of accelerated amortization of right of use assets under operating leases. In addition, relocation costs for redeployment of machinery and equipment of $1.8 million were recognized in the fourth quarter of 2019. During the nine months ended September 30, 2020, we recognized additional relocation costs for redeployment of machinery and equipment of $2.3 million and additional other costs of $0.4 million. Additional relocation costs are expected to be incurred over the next three months. As of September 30, 2020, $0.3 million of the restructuring severance accrual remains.

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

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the company, which could cause actual results to differ materially from such statements and from the company’s historical results and experience. These risks, uncertainties and other factors include, but are not limited to, those described in Part I—Item 1A—“Risk Factors” and Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, Part II —Item 1A—“Risk Factors” of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and Part I—Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as Part II—Item 1A—“Risk Factors” of this Quarterly Report on Form 10-Q and elsewhere in the Quarterly Report and those described from time to time in our other reports filed with the Securities and Exchange Commission.

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

Executive Overview

Overview of Superior

Superior Industries International, Inc.’s (referred herein as the “Company,” “Superior,” or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (OEMs) in North America and Europe and aftermarket distributors in Europe. We employ approximately 7,500 employees, operating in eight manufacturing facilities in North America and Europe with a combined annual manufacturing capacity of approximately 20 million wheels. We are one of the largest suppliers to global OEMs and we believe we are the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels accounted for approximately 92 percent of our sales in the first nine months of 2020 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Daimler AG Company (Mercedes-Benz, AMG, Smart), FCA, Ford, GM, Honda, Jaguar-Land Rover, Mazda, Mitsubishi, Nissan, PSA, Renault, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a global presence and diversified customer base consisting of North American, European and Asian OEMs. We continue to deliver on our strategic plan to be one of the leading light vehicle aluminum wheel suppliers globally, delivering innovative wheel solutions to our customers.

Our global reach encompasses sales to the ten largest OEMs in the world. The following chart shows our sales by customer for the nine months ended September 30, 2020 and 2019.

Demand for our products is primarily driven by the production of light vehicles in North America and Europe and customer take rates on specific vehicle platforms that we serve and wheel SKUs that we produce. The majority of our customers’ wheel programs are awarded two to four years in advance. Our purchase orders with OEMs are typically specific to a particular vehicle model.

COVID-19 Pandemic Overview

During the nine months ended September 30, 2020, the impact of the COVID-19 pandemic and uncertainty with respect to the economic effects of the pandemic introduced significant volatility in the financial markets and continues to have a widespread adverse effect on the automotive industry, including reductions in consumer demand and OEM automotive production.

While navigating through this period of volatility and uncertainty, Superior’s top priorities continue to be:

•	Ensuring the health and safety of our employees
•	Maintaining the financial health of the Company, and
•	Serving our customers.

Consistent with these priorities, to ensure the health and safety of our employees globally and respond to the current industry production environment, we closed production at our European facilities in late March 2020. In North America, our manufacturing operations ceased production in early April 2020. The Company reopened all of its facilities by June 1, 2020, in line with production demand, finished goods levels, and in accordance with local government requirements.

To ensure the health and safety of its employees, Superior has developed and is executing a Safe Work Playbook across its footprint in connection with our employees’ return to work. We have also instituted a Global Employee Health & Safety (“EH&S”) Steering Team, led by our Director of EH&S, and comprised of our global and regional leaders from Operations and Human Resources. We have invested in facility updates to ensure social distancing, including changes in cafeteria layout and practices, transportation services and marked spacing throughout our manufacturing facilities. In the event of a COVID-19 incident, the local COVID-19 response team immediately executes the defined protocols, including isolation of any employee showing symptoms, and conducts traceability activities to identify and quarantine all potentially exposed individuals. Since resuming operations, the Company has identified 76 employees with COVID-19 infections, 61 of whom have returned to work and the rest are currently in quarantine. We do not believe that any of these cases arose from work related exposure based on the Company’s contact tracing procedures.

As a result of the COVID-19 pandemic, our global units shipped for the nine months ended September 30, 2020 declined approximately 27.4 percent as compared to the nine months ended September 30, 2019. The decline began to moderate during the month of June, with units shipped declining only 12.5 percent in June as industry production volumes started to recover. The rates of decline continued to decrease during the third quarter of 2020. Our units shipped reflected a decline of 10.1 percent in the third quarter of 2020 as compared to the third quarter of 2019, with North America shipments declining 4.5 percent and European shipments declining 16.0 percent year-over-year. Our volumes were down only 2.1 percent globally for September of 2020 on a year-over-year basis. The decline was due to the 5.6 percent volume decline in Europe offset by a slight increase in units shipped in North America in September 2020 as compared to September 2019. As such, our North American operations’ recovery from COVID-19 has been strong, while the European operations’ recovery has been slower (refer to the discussion under Results of Operations for further details on year-over-year comparisons and the impact of COVID-19 on our results).

While Superior experienced stronger demand from its customers during the third quarter as compared to the second quarter, the Company continued to extend cost reduction initiatives to align costs to the lower production environment. During the nine months ended September 30, 2020, Superior has executed temporary and permanent cost savings including furloughs, compensation and benefit reductions, temporary facility closures, deferral of merit increases, reduced travel, personnel restructurings, and use of government subsidies where available. While some of the temporary measures such as the wage reductions were discontinued in the third quarter as Superior restored its salaried workforce to full pay in mid-September, other temporary initiatives will remain in place through the end of the year and into 2021. In total, the cost initiatives implemented in response to the COVID-19 pandemic are expected to benefit 2020 by more than $40 million.

Based on recent IHS production forecasts, full-year 2020 industry volumes are now expected to be down approximately 22.1 percent in our key regions, 20.3 percent in North America and 23.7 percent in Western and Central Europe, as compared to the prior year. This represents a 3.2 percent improvement globally compared to the IHS forecast as of the end of the second quarter. The ultimate impact that COVID-19 will have on our business, results of operations and financial condition will depend on a number of evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, OEMs’, suppliers’, customers’ and individuals’ actions that have been and continue to be taken in response to the pandemic; and the impact of the pandemic on economic activity and actions that continue to be taken in response to such impact by the OEMs’ suppliers and customers. We are continuing to monitor OEM customer production plans for the remainder of the year, as volumes for the fourth quarter remain somewhat uncertain and are dependent upon the progress in containing the pandemic and associated impact on the economy.

Overview of the Third Quarter of 2020

The following charts show the operational performance in the quarter ended September 30, 2020 in comparison to the quarter ended September 30, 2019 ($ in millions):

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

Results of Operations

	Three Months Ended
	September 30, 2020	September 30, 2019	Net Change
(Dollars in thousands, except per share data)
Net sales
North America	$166,662	$188,089	$(21,427)
Europe	150,441	163,925	(13,484)
Net sales	317,103	352,014	(34,911)
Cost of sales	285,135	335,967	50,832
Gross profit	31,968	16,047	15,921
Percentage of net sales	10.1%	4.6%	5.5%
Selling, general and administrative	12,730	16,290	3,560
Income (loss) from operations	19,238	(243)	19,481
Percentage of net sales	6.1%	(0.1)%	6.2%
Interest expense, net	(10,414)	(11,807)	1,393
Other (expense) income, net	(1,576)	634	(2,210)
Income tax benefit	3,898	4,785	(887)
Net income (loss)	$11,146	$(6,631)	$17,777
Percentage of net sales	3.5%	(1.9)%	5.4%
Diluted earnings (loss) per share	$0.12	$(0.57)	$0.69
Value added sales (1)	$192,469	$195,451	$(2,982)
Adjusted EBITDA (2)	$46,723	$38,852	$7,871
Percentage of net sales	14.7%	11.0%	3.7%
Percentage of value added sales	24.3%	19.9%	4.4%
Unit shipments in thousands	4,362	4,851	(489)

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

Shipments

Wheel unit shipments were 4.4 million for the third quarter of 2020 compared to unit shipments of 4.9 million in the prior year period, a decrease of 10.1 percent. The decrease was driven by lower volumes, primarily with our key European OEM customers.

Net Sales

Net sales for the third quarter of 2020 were $317.1 million, compared to net sales of $352.0 million for the same period in 2019. The decrease in the quarter was driven by lower volumes and a decrease in aluminum prices, partially offset by favorable product mix and a stronger Euro.

Cost of Sales

Cost of sales were $285.1 million for the third quarter of 2020 compared to cost of sales of $336.0 million for the same period in 2019. The decrease in cost of sales was primarily due to lower volumes in Europe and North America, lower aluminum prices, reduced headcount, the utilization of government subsidies in Europe, and the prior year rationalization of the Company’s North American manufacturing footprint.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2020 were $12.7 million compared to SG&A expense of $16.3 million for same period in 2019.  SG&A expenses were lower due to compensation, benefit and headcount reductions implemented due to the COVID-19 pandemic.

Net Interest Expense

Net interest expense for the third quarter of 2020 was $10.4 million compared to net interest expense of $11.8 million for same period in 2019. The decrease was primarily due to the early extinguishment of a portion of the 6% Senior Notes (the “Notes”) in 2019, additional principal repayments of the Term Loan Facility in 2019 and 2020 and lower interest rates on the Term Loan Facility.  This was partially offset by incremental interest expense due to the Company’s drawings on our North American and European revolvers in 2020.

Other Income (Expense)

Other expense was $1.6 million for the third quarter of 2020 compared to other income of $0.6 million for the same period in 2019. The year-over-year change was primarily driven by a $1.0 million gain on early extinguishment of a portion of our Notes and a foreign exchange gain of $0.3 million in the third quarter of 2019 versus a foreign exchange loss of $1.4 million in the third quarter of 2020.

Income Tax (Provision) Benefit

The income tax benefit for the quarter ended September 30, 2020 was $3.9 million on a pre-tax income of $7.2 million, representing an effective income tax rate of negative 53.8 percent. This differs from the statutory rate due to the mix of earnings among tax jurisdictions, and recognition of a valuation allowance on non-deductible interest.  The income tax benefit for the quarter ended September 30, 2019 was $4.8 million on a pre-tax loss of $11.4 million, representing an effective income tax rate of 41.9 percent. This was higher than the statutory rate due to the United States Global Intangible Low-Tax Income (“GILTI”) provisions and the recognition of a valuation allowance on non-deductible interest, offset by a mix of earnings among tax jurisdictions.

Net Income (Loss)

Net income for the third quarter of 2020 was $11.1 million, or earnings of $0.12 per diluted share, compared to a net loss of $6.6 million, or a loss of $0.57 per diluted share, for the same period in 2019.

Segment Sales and Income from Operations

	Three Months Ended
	September 30, 2020	September 30, 2019	Change
(Dollars in thousands)
Selected data
Net sales
North America	$166,662	$188,089	$(21,427)
Europe	150,441	163,925	(13,484)
Total net sales	$317,103	$352,014	$(34,911)
Income (loss) from operations
North America	$16,113	$(4,440)	$20,553
Europe	3,125	4,197	(1,072)
Total income (loss) from operations	$19,238	$(243)	$19,481

North America

Net sales for our North American segment for the third quarter of 2020 decreased 11.4 percent, compared to the same period in 2019 due to a 4.5 percent decrease in volumes and lower aluminum prices. The reduction in net sales was partially offset by improved product mix comprised of larger diameter wheels and premium wheel finishes. U.S. and Mexico sales as a percentage of North America total sales were approximately 3.1 percent and 96.9 percent, respectively, for the quarter ended September 30, 2020, which compares to 14.3 percent and 85.7 percent for the same period of the prior year. The change in North American sales by country is due to discontinuation of manufacturing activities at our Fayetteville, Arkansas location in the fourth quarter of 2019. North American segment income from operations for the third quarter of 2020 was higher than the same period of the prior year, due to reduced headcount and operating expenses, reduced selling and general administrative expenses and the benefits from prior year rationalization of the Company’s manufacturing footprint.

Europe

Net sales for our European segment for the third quarter of 2020 decreased 8.2 percent, compared to the same period in 2019, due to a 16.0 percent decrease in volumes and lower aluminum pricing partially offset by favorable product mix and Euro foreign exchange. The decline in unit shipments was mainly due to lower volumes for Superior’s key European OEM customers related to the on-going COVID-19 pandemic. European segment sales in Germany and Poland were approximately 38.8 percent and 61.2 percent, respectively, during the quarter ended September 30, 2020, which compares to 36.3 percent and 63.7 percent for the same period of the prior year. European segment income from operations for the third quarter in 2020 decreased compared to the same period in 2019 due to lower production volumes for our key European OEM customers related to the on-going COVID-19 pandemic, partially offset by favorable product mix, the use of government labor subsidies and reduced manufacturing headcount.

Overview of the First Nine Months of 2020

The following chart shows the operational performance in the nine months ended September 30, 2020 in comparison to the nine months ended September 30, 2019 ($ in millions):

Results of Operations

	Nine Months Ended
	September 30, 2020	September 30, 2019	Net Change
(Dollars in thousands, except per share data)
Net sales
North America	$381,129	$553,607	$(172,478)
Europe	381,921	508,599	(126,678)
Net sales	763,050	1,062,206	(299,156)
Cost of sales	730,762	973,042	(242,280)
Gross profit	32,288	89,164	(56,876)
Percentage of net sales	4.2%	8.4%	(4.2)%
Selling, general and administrative	36,541	46,737	10,196
Impairment of goodwill and indefinite-lived intangibles	193,641	—	(193,641)
(Loss) income from operations	(197,894)	42,427	(240,321)
Percentage of net sales	(25.9)%	4.0%	(29.9)%
Interest expense, net	(34,448)	(35,532)	1,084
Other (expense) income, net	(923)	3,393	(4,316)
Income tax benefit (provision)	11,111	(7,699)	18,810
Net (loss) income	$(222,154)	$2,589	$(224,743)
Percentage of net sales	(29.1)%	0.2%	(29.3)%
Diluted loss per share	$(9.66)	$(0.84)	$(8.82)
Value added sales (1)	$446,844	$581,899	$(135,055)
Adjusted EBITDA (2)	$82,557	$131,282	$(48,725)
Percentage of net sales	10.8%	12.4%	(1.6)%
Percentage of value added sales	18.5%	22.6%	(4.1)%
Unit shipments in thousands	10,737	14,780	(4,043)

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

Shipments

Wheel unit shipments were 10.7 million for the first nine months of 2020 compared to unit shipments of 14.8 million in the prior year period, a decrease of 27.4 percent. The decrease occurred in both our North American and European operations and was primarily driven by lower production volumes at our key North American and European OEM customers due to the on-going COVID-19 pandemic, including production shut-downs in the second quarter of 2020.

Net Sales

Net sales for the first nine months of 2020 were $763.0 million, compared to net sales of $1,062.2 million for the same period in 2019. The decrease in net sales was driven by lower production volumes in North America and Europe related to the on-going COVID-19 pandemic and lower aluminum prices, partially offset by favorable product mix.

Cost of Sales

Cost of sales were $730.8 million for the first nine months of 2020 compared to cost of sales of $973.0 million for the same period in 2019. The decrease in cost of sales was primarily due to lower production volumes in North America and Europe related to the on-going COVID-19 pandemic, lower aluminum prices and utility costs (due to both lower volumes and cost savings from our North American plant investments in 2019 to use electricity from the secondary market), reduced headcount, the use of European government subsidies and the reduced operating expense related to the prior year rationalization of the Company’s North American manufacturing footprint.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the first nine months of 2020 were $36.5 million, compared to SG&A expense of $46.7 million for same period in 2019 due to reduced compensation and benefits related to COVID-19 cost savings programs and lower travel expenses.

Impairment of Goodwill and Indefinite-Lived Intangibles

In the first quarter of 2020, we recognized a goodwill and indefinite-lived intangible asset impairment charge totaling $193.6 million relating to our European reporting unit (refer to Note 8, “Goodwill and Other Intangible Assets” in the notes to the condensed consolidated financial statements).

Net Interest Expense

Net interest expense for the first nine months of 2020 was $34.4 million compared to net interest expense of $35.5 million for same period in 2019. The decrease was primarily due to early extinguishment of a portion of the Notes in 2019 and additional principal repayments of the Term Loan Facility in 2019 and 2020, along with lower Term Loan interest rates.  This was partially offset by the incremental interest expenses due to the Company’s drawings on our North American and European revolvers in 2020.

Other Income (Expense)

Other expense was $0.9 million for the first nine months of 2020 compared to other income of $3.4 million for same period in 2019. The decline in other income in 2020 was primarily driven by a $3.4 million gain on early extinguishment of a portion of the Notes recognized in 2019 and higher foreign exchange losses in 2020.

Income Tax (Provision) Benefit

The income tax benefit for the first nine months of 2020 was $11.1 million on a pre-tax loss of $233.3 million, representing an effective income tax rate of 4.8 percent. This differs from the statutory rate due to the impairment of goodwill for which there is no corresponding tax benefit, the mix of earnings among tax jurisdictions, and recognition of a valuation allowance on non-deductible interest. The income tax provision for the first nine months of 2019 was $7.7 million on pre-tax income of $10.3 million, representing an effective income tax rate of 75.0 percent. This was higher than the statutory rate due to the GILTI provisions and the recognition of a valuation allowance on non-deductible interest, offset by a benefit due to the mix of earnings among tax jurisdictions.

Net Income (Loss)

Net loss for the first nine months of 2020 was $222.2 million, or a loss of $9.66 per diluted share, compared to a net income of $2.6 million, or a loss of $0.84 per diluted share, for the same period in 2019.

Segment Sales and Income from Operations

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change
(Dollars in thousands)
Selected data
Net Sales
North America	$381,129	$553,607	$(172,478)
Europe	381,921	508,599	(126,678)
Total net sales	$763,050	$1,062,206	$(299,156)
Income (loss) from operations
North America	$2,430	$13,586	$(11,156)
Europe	(200,324)	28,841	(229,165)
Total income (loss) from operations	$(197,894)	$42,427	$(240,321)

North America

Net sales for our North American segment for the first nine months of 2020 decreased 31.2 percent, compared to the same period in 2019, due to a 28.4 percent decrease in volumes, which was primarily attributable to the on-going COVID-19 pandemic, including a production shut-down within the second quarter of the year and lower aluminum prices, partially offset by improved product mix comprised of larger diameter wheels and premium wheel finishes. U.S. and Mexico sales as a percentage of North America total sales were approximately 6.5 percent and 93.5 percent, respectively, for the first nine months of 2020, which compares to 14.7 percent and 85.3 percent for the prior year period. The change in North American sales by country is due to ending manufacturing activities at our Fayetteville, Arkansas location in the fourth quarter of 2019. North American segment income from operations for the first nine months of 2020 was lower than the prior year period, due to reduced production volumes at our key North American OEM customers primarily driven by the on-going COVID-19 pandemic, including a production shutdown within the second quarter, partially offset by favorable product mix, utility cost savings associated with plant investments made in 2019 to use electricity from a competitively priced market and cost reductions including furloughs, hourly and salary wage and benefit reductions, the temporary closure of our manufacturing facilities in April and May, reduced travel expenses and reduced operating expenses related to the prior year rationalization of the Company’s North American manufacturing footprint.

Europe

Net sales for our European segment for the first nine months of 2020 decreased 24.9 percent, compared to the same period in 2019, due to a 26.2 percent decrease in volumes, which was primarily attributable to the on-going COVID-19 pandemic, including a production shut-down within the second quarter of the year and lower aluminum prices, partially offset by improved product mix comprised of higher diameter wheels and premium wheel finishes. European segment sales between Germany and Poland were approximately 37.2 percent and 62.8 percent, respectively, during the first nine months of 2020, which compares to 35.5 percent and 64.5 percent for the first nine months of 2019. European segment income from operations for the first nine months of 2020 was lower than the prior year period primarily due to the first quarter 2020 goodwill and indefinite-lived intangible asset impairment charge,  lower production volumes related to our key European OEM customers primarily due to the on-going COVID-19 pandemic, including a production shutdown within the second quarter, partially offset by favorable product mix and cost reductions related to second quarter facility closures and use of government subsidies in both Poland and Germany, reduced travel expenses and personnel restructurings.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2020, our cash and cash equivalents totaled $111.1 million compared to $49.3 million and $77.9 million at September 30, 2019 and December 31, 2019, respectively. Our sources of liquidity primarily include cash and cash equivalents, cash provided by operating activities, borrowings under available debt facilities, factoring arrangements for trade receivables and, from time to time, other external sources of funds. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $119.6 million and 1.5:1.0, respectively, at September 30, 2020, versus $163.1 million and 1.9:1.0 at December 31, 2019.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, debt facilities, cash and cash equivalents, and we believe these sources will continue to meet our requirements, as well as our currently anticipated short-term needs. Capital expenditures consist of ongoing maintenance and operational improvements (“maintenance”), as well as capital related to new product offerings and expanded capacity for existing products (“new business”). Over time capital expenditures have consisted of roughly equal components of maintenance and new business, the most significant of which in recent years has been our investment in physical vapor deposition technology which went into production in 2019.

In connection with the acquisition of our European operations, we entered into several debt and equity financing arrangements during 2017. On March 22, 2017, we entered into a USD Senior Secured Credit facility (“USD SSCF”) consisting of a $400.0 million Senior Secured Term Loan Facility (“Term Loan Facility”) and a $160.0 million Revolving Credit Facility (“Revolving Credit Facility”). On May 22, 2017, we issued 150,000 shares of redeemable preferred stock for an aggregate purchase price of $150.0 million. On June 15, 2017, we issued €250.0 million aggregate principal amount of 6.00 percent Senior Notes due June 15, 2025 (“the Notes”). Finally, as part of the European business acquisition, we also assumed $70.7 million of outstanding debt, including a €30.0 million European Revolving Credit Facility (“EUR SSCF”) (subsequently increased to €45.0 million during the second quarter of 2019). On January 31, 2020, the available borrowing limit of the EUR SSCF was increased from €45.0 million to €60.0 million. All other terms of the EUR SSCF remained unchanged. In addition, the European business entered into equipment loan agreements totaling $13.4 million (€12.0 million) in the fourth quarter of 2019. During the first quarter of 2020, the Company drew down on these equipment loans and the outstanding balance was $12.4 million as of September 30, 2020.

With the onset of the COVID-19 pandemic and the ensuing economic uncertainty, the Company drew down on its USD SSCF and EUR SSCF revolving credit facilities to provide additional liquidity during the production shutdown and following resumption of operations until we were able to scale production volumes and restore profitability and positive free cash flow. As of March 31, 2020, the Company had borrowings outstanding under these facilities of $207.9 million. In addition the Company took swift action beginning in March 2020 to reduce costs, including temporary facility closures, salary reductions, layoffs, furloughs, personnel restructurings, elimination or deferral of merit increases and reduced selected employee benefits across our global workforce in accordance with local laws and regulations. In the third quarter of 2020, our sales volume had returned to levels comparable to 2019, with sales 9.9 percent lower year-over-year in the third quarter and only 2.0 percent lower for the month of September on a year-over-year basis. In addition, we restored profitability with net income of $11.1 million, generated cash flow from operations of $99.6 million and fully repaid the borrowings under the revolving credit facilities during the third quarter of 2020.

Both of our revolving credit facilities mature in May 2022, and based on various forecasted scenarios, Superior expects, at this time, to remain compliant with the terms of these facilities. The Company has no other significant funded debt obligations until May 2024.

Balances outstanding under the Term Loan Facility, Notes and equipment loans as of September 30, 2020 were $349.2 million, $254.9 million and $23.4 million, respectively. The redeemable preferred stock amounted to $174.6 million as of September 30, 2020. Our liquidity totaled $336.3 million at September 30, 2020, including cash on hand of $111.1 million and available unused commitments under credit facilities of $225.2 million.

The following table summarizes the cash flows from operating, investing and financing activities as reflected in the condensed consolidated statements of cash flows.

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change
(Dollars in thousands)
Net cash provided by operating activities	92,511	102,351	(9,840)
Net cash used in investing activities	(32,733)	(37,953)	5,220
Net cash used in financing activities	(32,111)	(59,217)	27,106
Effect of exchange rate changes on cash	5,537	(3,337)	8,874
Net increase in cash and cash equivalents	$33,204	$1,844	$31,360

Operating Activities

Net cash provided by operating activities was $92.5 million for the first nine months of 2020 compared to cash provided by operating activities of $102.4 million for the same period in 2019. The decrease in cash flow provided by operating activities was primarily driven by second quarter losses due to production shutdowns in April and May of 2020 at our key North American and European OEM customers. This was offset by both the year-over-year reduction in net working capital and year-over-year increased earnings in the third quarter.

Investing Activities

Net cash used in investing activities was $32.7 million for the first nine months of 2020 compared to $38.0 million for the same period in 2019. The decrease in investing activities is driven by 2020 reductions in capital expenditures, partially offset by a one-time benefit from the sale of other assets in the second quarter of 2019.

Financing Activities

Net cash used in financing activities was $32.1 million for the first nine months of 2020 compared to cash used in financing activities of $59.2 million for the same period in 2019. This was primarily due to lower debt repayments, first quarter 2020 proceeds from capital equipment loans and the elimination of the common stock dividend in the third quarter of 2019.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no significant off-balance sheet arrangements other than factoring of $101.4 million of our trade receivables.

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

Adjusted EBITDA is a key measure that is not calculated according to U.S. GAAP. Adjusted EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, amortization, restructuring charges and other closure costs and impairments of long-lived assets and investments, changes in fair value of redeemable preferred stock embedded derivative, acquisition and integration and certain hiring and separation related costs, proxy contest fees, gains associated with early debt extinguishment and accounts receivable factoring fees. We use adjusted EBITDA as an important indicator of the operating performance of our business. Adjusted EBITDA is used in our internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors and evaluating short-term and long-term operating trends in our operations. We believe the adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace and to establish operational goals. Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with U.S. GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies.

The following table reconciles our net sales, the most directly comparable U.S. GAAP financial measure, to our value added sales:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
(Dollars in thousands)
Net sales	$317,103	$352,014	$763,050	$1,062,206
Less: aluminum value and outside service provider costs	(124,634)	(156,563)	(316,206)	(480,307)
Value added sales	$192,469	$195,451	$446,844	$581,899

The following table reconciles our net income, the most directly comparable U.S. GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
(Dollars in thousands)
Net income (loss)	$11,146	$(6,631)	$(222,154)	$2,589
Interest expense, net	10,414	11,807	34,448	35,532
Income tax provision (benefit)	(3,898)	(4,785)	(11,111)	7,699
Depreciation	18,315	24,192	54,367	57,382
Amortization	6,503	6,636	18,767	20,118
Impairment of goodwill and indefinite-lived intangibles	—	—	193,641	—
Integration, restructuring, factoring fees and other (1) (2) (3) (4)	4,243	7,633	14,599	7,962
Adjusted EBITDA	$46,723	$38,852	$82,557	$131,282
Adjusted EBITDA as a percentage of net sales	14.7%	11.0%	10.8%	12.4%
Adjusted EBITDA as a percentage of value added sales	24.3%	19.9%	18.5%	22.6%

(1)

In the third quarter of 2020, we incurred approximately $2.7 million of restructuring costs primarily comprised of on-going fixed costs associated with our Fayetteville, Arkansas, facility, relocation and installation costs of repurposed machinery and severance costs. Additionally, in the third quarter of 2020, we incurred $0.4 million of restructuring costs related to discontinuing the manufacturing and sale of high-performance wheels for the automotive racing market segment, $0.4 million of accounts receivables factoring fees, $0.3 million of certain hiring costs and $0.4 million of other costs.

(2)

In the first nine months of 2020, we incurred approximately $8.4 million of restructuring costs primarily comprised of on-going fixed costs associated with our Fayetteville, Arkansas facility and relocation and installation costs of repurposed machinery. Additionally we incurred $3.9 million of restructuring costs in connection with exiting the automotive racing market segment, as well as $1.0 million of certain hiring and separation costs, $0.8 million of accounts receivable factoring fees, $0.2 million of certain asset impairments, and $0.3 million of other costs.

(3)

In the third quarter of 2019, we incurred approximately $5.4 million of Fayetteville restructuring costs (excluding $7.6 million of accelerated depreciation), $1.6 million of certain hiring and separation costs, $0.4 million of acquisition and integration costs, $0.2 million of accounts receivable factoring fees, $1.0 million of gains on extinguishment of debt and a gain from the decrease in fair value of the redeemable preferred stock embedded derivative liability of $1.0 million.

(4)

In the first nine months of 2019, we incurred approximately $5.4 million of Fayetteville restructuring costs (excluding $7.6 million of accelerated depreciation), $3.1 million of certain hiring and separation costs, $1.7 million of acquisition and integration costs, $0.8 million of accounts receivable factoring fees, $3.4 million of gains on extinguishment of debt and a gain from the decrease in fair value of the redeemable preferred stock embedded derivative liability of $0.3 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, we added the below risk factors entitled “The COVID-19 pandemic has disrupted, and may continue to disrupt our business, which we expect will have a material adverse impact on our business, results of operations and financial condition”  and “A delisting of our common stock from the NYSE could reduce the liquidity and market price of our common stock; reduce the number of investors and analysts that cover our common stock; limit our ability to issue additional shares, and damage our reputation which could have a material adverse impact on our business, results of operations and financial condition.  In addition, a delisting of our common stock from the NYSE could cause a redemption of some or all of our outstanding redeemable preferred stock which would negatively impact our liquidity” to the risk factors as previously disclosed in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2019. Other than as set forth below, there have been no material changes to the risk factors set forth in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2019. However, many of the risk factors set forth in our Form 10-K for the year ended December 31, 2019 are, and will continue to be, exacerbated by the COVID-19 pandemic and any resulting worsening of the economic environment.

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

We are required under the NYSE continued listing standards to maintain a market capitalization of at least $50 million, over a consecutive 30 trading-day period, and maintain stockholders’ equity of at least $50 million. As of March 31, 2020, our market capitalization was less than $50 million over a consecutive 30-day trading period and our stockholders’ equity was less that the minimum threshold. As a result, on June 5, 2020, the NYSE sent us a formal notification that we were not compliance with the NYSE continued listing standards. In response, on July 20, 2020, we submitted a remediation plan to the NYSE and on September 8, 2020 we announced that our remediation plan had been accepted by the NYSE. The cure period effectively began on July 1, 2020 and will end on January 1, 2022. In the event we are unable to cure the deficiency during the 18-month period, our stock may be delisted from the NYSE.

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

In addition, the holder of our redeemable preferred stock has the right to redeem all of the outstanding shares of redeemable preferred stock if our common stock is delisted from the NYSE. If we are delisted from the NYSE and the holder exercises its right to redeem all of the outstanding shares of redeemable preferred stock, we would be required to: (1) increase the then carrying value of the redeemable preferred stock to the $300 million redemption value through a corresponding charge (decrease) to our retained earnings, and (2) make a redemption payment in any amount up to $300 million if our Board determined, under Delaware law, that there was a “surplus” to fund a full or partial redemption and such payment would not render us insolvent.  The shares of preferred stock that have not been redeemed would continue to receive a dividend of 9 percent per annum on the Stated Value, as defined in the Certificate of Designations, until such shares of preferred stock are redeemed. A redemption payment, if required, for some or all of our outstanding shares of preferred stock would negatively impact our liquidity and could adversely affect our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1

Offer Letter of Employment, dated August 17, 2020 between Superior Industries International, Inc. and Timothy Trenary. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 25, 2020).*

10.2

Retention Letter Agreement, dated August 25, 2020, between Superior Industries International, Inc. and Majdi B. Abulaban. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 25, 2020).*, ***

10.3

Retention Letter Agreement, dated August 25, 2020, between Superior Industries International, Inc. and Kevin Burke. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 25, 2020).*

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

32.1

Certification of Majdi B. Abulaban, President and Chief Executive Officer, and C. Timothy Trenary, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document ****

101.SCH	Inline XBRL Taxonomy Extension Schema Document ****

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document ****

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document ****

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document ****

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ****

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101) ****

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***

Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

****	Submitted electronically with the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date: November 2, 2020	/s/ Majdi B. Abulaban
Majdi B. Abulaban President and Chief Executive Officer

Date: November 2, 2020	/s/ C. Timothy Trenary
C. Timothy Trenary Executive Vice President and Chief Financial Officer