Form 10-K
period 2020-12-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2021-03-05
CIK 95552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s $0.01 par value common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $43,506,281, based on a closing price of $1.70. On February 26, 2021, there were 25,591,930 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2021 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have included or incorporated by reference in this Annual Report on Form 10-K (including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and from time to time our management may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Act of 1934. These forward-looking statements are based upon management’s current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and costs, potential liability for environmental-related matters, and the impact of COVID-19 on our future business, results, operations and prospects. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to,” “could,” “continue,” “approximately,” “forecast,” “estimates,” “pursue” and similar expressions. These statements include our belief regarding general automotive industry and market conditions and growth rates, as well as general domestic and international economic conditions.

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

ITEM 1 - BUSINESS

Description of Business and Industry

Superior Industries International, Inc.’s (referred to herein as the “Company,” “Superior,” or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (OEMs) in North America and Europe and to the aftermarket in Europe. We employ approximately 7,600 full-time employees, operating in eight manufacturing facilities in North America and Europe with a combined annual manufacturing capacity of approximately 20 million wheels. We are one of the largest aluminum wheel suppliers to global OEMs and we believe we are the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels accounted for approximately 91 percent of our sales in 2020 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Daimler Group (Mercedes-Benz, AMG, Smart), FCA, Ford, GM, Honda, Jaguar-Land Rover, Mazda, Nissan, PSA, Renault, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We also sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a global presence and diversified customer base consisting of North American, European and Asian OEMs. We continue to deliver on our strategic plan to be one of the leading light vehicle aluminum wheel suppliers globally, delivering innovative wheel solutions to our customers.

Demand for our products is mainly driven by light-vehicle production levels in North America and Europe, as well as production levels at our key customers and take rates on vehicle wheel programs we serve. North American light-vehicle production in 2020 was 13.0 million vehicles, as compared to 16.3 million vehicles in 2019. In Europe, light vehicle production in 2020 was 13.6 million vehicles, as compared to 17.8 million vehicles in 2019. Industry production volumes in 2020 were adversely impacted by the COVID-19 pandemic. The majority of our customers’ wheel programs are awarded two to four years before actual production is scheduled to begin. Our purchase orders with OEMs are typically specific to a particular vehicle model. Each year, the automotive manufacturers introduce new models, update existing models and discontinue certain models. In this process, we may be selected as the supplier on a new model, we may continue as the supplier on an updated model or we may lose the supply contract for a new or updated model to a competitor.

Customer Dependence

We have proven our ability to be a consistent producer of high-quality aluminum wheels with the capability to meet our customers’ requirements regarding delivery, overall customer service, price, quality, and technology. We continually strive to enhance our relationships with our customers through continuous improvement programs, not only through our manufacturing operations but in the engineering, design, development and quality areas as well.

GM, VW Group and Ford were our only customers individually accounting for 10 percent or more of our consolidated sales in 2020. Our sales to these customers in 2020 and 2019 were as follows:

	2020		2019
(Dollars in millions)	Percent of Sales	Dollars	Percent of Sales	Dollars
GM	24%	$274.2	22%	$295.0
VW Group	16%	$175.8	13%	$180.1
Ford	11%	$125.0	15%	$208.1

The loss of all or a substantial portion of our sales to these customers would have a significant adverse effect on our financial results. Refer to Item 1A, “Risk Factors,” of this Annual Report.

Raw Materials

The raw materials used in manufacturing our products are readily available and are obtained through numerous suppliers with whom we have established trade relationships. Aluminum accounted for the vast majority of our total raw material requirements during 2020. Our aluminum requirements are met through purchase orders with major global producers. During 2020, we successfully secured aluminum commitments from our primary suppliers sufficient to meet our production requirements, and we anticipate being able to source aluminum requirements to meet our expected level of production in 2021.

When market conditions warrant, we may also enter into purchase commitments to secure the supply of certain other commodities used in the manufacture of our products, such as natural gas, electricity and other raw materials.

We establish price adjustment clauses with our OEM customers to minimize the aluminum price risk. In the aftermarket business, we use derivatives to hedge price variability on our aluminum purchases.

Foreign Operations

We manufacture the majority of our North American products in Mexico for sale in the United States, Canada and Mexico. Net sales of wheels of our Mexico operations in 2020 totaled $522.2 million and represented 94.9 percent of our total net sales in North America as compared to $599.8 million and 85.2 percent in 2019. Net property, plant and equipment used in our operations in Mexico totaled $212.8 million at December 31, 2020 and $223.2 million at December 31, 2019. The overall cost for us to manufacture wheels in Mexico is currently lower than in the United States, due to lower labor costs as a result of lower prevailing wage rates.

Similarly, we manufacture the majority of our products for the European market in Poland, for sale throughout Europe. For the year ended December 31, 2020, net sales of wheels manufactured in Poland were $338.0 million and 61.4 percent of total net European sales, as compared to $422.4 million and 63.2 percent in 2019. Net property, plant and equipment used in our operations in Poland totaled $219.8 million at December 31, 2020 and $217.9 million at December 31, 2019. Similar to our Mexican operations, the overall cost to manufacture wheels in Poland is substantially lower than in both the United States and Germany at the present time due principally to lower labor costs.

We may enter into forward contracts, option contracts, swaps, collars or other derivative instruments to hedge the effect of foreign currency fluctuations on expected future cash flows and on certain existing assets and liabilities. In such cases, subsidiaries, whose functional currency is the U.S. dollar or the Euro, may hedge a portion of their forecasted foreign currency costs denominated in the Mexican Peso and Polish Zloty, respectively, in order to reduce the effect of fluctuating foreign currency exchange rates on our margins.

Competition

Competition in the market for aluminum wheels is based primarily on delivery, overall customer service, price, quality and technology. We currently supply 16.5 percent and 13.0 percent of the aluminum wheels installed on passenger cars and light-duty trucks in North America and Europe, respectively.

Competition is global in nature with a significant volume of exports from Asia into Europe and North America. There are several competitors with facilities in North America but we estimate that we have more than twice the North American production capacity of any competitor. Some of the key competitors in North America include Central Motor Wheel of America, CITIC Dicastal Co., Ltd., Prime Wheel Corporation, Enkei, Hands Corporation, and Ronal. Key European competitors include Ronal, Borbet, Maxion and CMS. We are the leading manufacturer of alloy wheels in the European aftermarket, where the competition is highly fragmented. Key competitors include Alcar, Brock, Borbet, ATU and Mak. Refer to Item 1A, “Risk Factors,” of this Annual Report.

Steel and other types of wheels also compete with our products. According to Ward’s Automotive Group, the aluminum wheel penetration rate on passenger cars and light-duty trucks in North America was 89.6 percent for 2020 and 88.0 percent for the 2019 model year. Although similar industry data is not available for Europe, we estimate aluminum wheel penetration continues to marginally increase year-over-year with further opportunity to increase. Several factors can affect this rate including price, fuel economy requirements and styling preferences. Although aluminum wheels currently cost more than steel, aluminum is a lighter material than steel, which is desirable for both fuel and carbon dioxide efficiency and generally viewed as aesthetically superior to steel and, thus, more desirable to the OEMs and their customers.

Research and Development

Our policy is to continuously review, improve and develop our engineering capabilities to satisfy our customer requirements in the most efficient and cost-effective manner available. We strive to achieve this objective by attracting and retaining top engineering talent and by maintaining the latest state-of-the-art computer technology to support engineering development. Our engineering center located in Fayetteville, Arkansas, supports our research and development in North America. We also have a technical sales function at our corporate headquarters in Southfield, Michigan that maintains a complement of engineering staff located near some of our largest customers’ headquarters and engineering and purchasing offices. Research and development of our OEM and aftermarket wheels is performed in Germany

Government Regulation

Safety standards in the manufacture of vehicles and automotive equipment have been established under the National Traffic and Motor Vehicle Safety Act of 1966, as amended. We believe that we are in compliance with all federal standards currently applicable to OEM suppliers and to automotive manufacturers.

Environmental Compliance

Our manufacturing facilities, like most other manufacturing companies, are subject to solid waste, water and air pollution control standards mandated by federal, state and local laws. Violators of these laws are subject to fines and, in extreme cases, plant closure. We believe our facilities are in material compliance with all presently applicable standards. The cost of environmental compliance was approximately $1.3 million in 2020 and $0.7 million in 2019. We expect that future environmental compliance expenditures will approximate these levels and will not have a material effect on our consolidated financial position or results of operations. However, climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the vehicles that use our products. Refer to Item 1A, “Risk Factors - We are subject to various environmental laws” of this Annual Report.

Employees

As of December 31, 2020, we employed approximately 7,600 full-time employees and 1,400 contract employees, with 4,200 employees in North America and 3,400 employees in Europe.

Segment Information

We have aligned our executive management structure, organization and operations to focus on our performance in our North American and European regions. Financial information about our reporting segments is contained in Note 5, “Business Segments” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

History

We were initially incorporated in Delaware in 1969. Our entry into the OEM aluminum wheel business in 1973 resulted from our successful development of manufacturing technology, quality control and quality assurance techniques that enabled us to satisfy the quality and volume requirements of the OEM market for aluminum wheels. The first aluminum wheel for a domestic OEM customer was a Mustang wheel for Ford. On May 30, 2017, we acquired a majority interest in UNIWHEELS, AG, which was a European supplier of OEM and aftermarket aluminum wheels. UNIWHEELS, AG was renamed in 2018 to Superior Industries Europe AG. Our stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “SUP.”

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

Industry and Economic Risks

The COVID-19 pandemic has disrupted, and may continue to disrupt our business, which we expect will have a material adverse impact on our business, results of operations, financial condition and cash flows.

To date, the COVID-19 pandemic has caused a widespread health crisis, resulting in an economic downturn and government imposed measures to reduce the spread of COVID-19. In Europe and North America (our primary markets), federal, state and local governments have either recommended or mandated actions to slow the transmission of COVID-19. Most U.S. states and most countries have been implementing shelter-in-place orders, quarantines, significant restrictions on travel, as well as work restrictions that prohibit non-essential employees from going to work. The impact of COVID-19 and uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets and is having a widespread adverse effect on the automotive industry. Specific risks to our Company associated with the COVID-19 pandemic include the following:

•	reductions in both consumer demand for vehicles and OEM automotive production, due to lower consumer confidence, may decrease demand for our products;
•

OEMs may shift production to lower trim-levels or delay new product launches that result in the manufacture of less expensive light-vehicle products, which generally would decrease demand for our larger and/or premium wheel finishes that have higher average profit margins;

•	OEMs may adjust their supply chains to eliminate reliance on certain suppliers, including Superior, based on credit rating agencies’ assessments of suppliers;
•	further deterioration of worldwide credit and financial markets could limit our ability to factor customer receivables, or end-consumers’ ability to obtain financing to purchase new vehicles;
•

the uncertainties associated with COVID-19 impacts on the automotive sector coupled with our negative equity position and a NYSE de-listing notification (as described below), may result in a decrease in (or elimination of) credit insurance available to our European and North American suppliers causing adverse payment term changes with our suppliers;

•	disruptions to our supply chain in connection with the sourcing of materials and equipment from efforts to contain the spread of COVID-19;
•

negative impacts to our operations, including reductions in production volumes and production efficiency levels and increased costs resulting from our efforts and the efforts of federal, state and local governments to mitigate the impact of COVID-19 and to protect our employees’ health and well-being;

•	the occurrence of COVID-19 incidents at our customers’ facilities or in our facilities may interrupt our customers’ and our operations for an indeterminate period of time;
•	the temporary or permanent closure of our customers’ facilities or our facilities.

The ultimate impact that COVID-19 will have on our business, results of operations, financial condition and cash flows will depend on a number of evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; the impact of recent resurgences of COVID-19 cases in North America and Europe, the efficacy and distribution of COVID-19 vaccines, governmental, OEMs’, suppliers’, customers’ and individuals’ actions that have been and continue to be taken in response to the pandemic and the impact of the pandemic on economic activity and actions taken in response to such impact by the OEMs’ suppliers and customers.

The automotive industry is cyclical and volatility in the automotive industry could adversely affect our financial performance.

Predominantly, our sales are made to the European and U.S. automotive markets. Therefore, our financial performance depends largely on conditions in the European and U.S. automotive industry, which in turn can be affected significantly by broad economic and financial market conditions. Consumer demand for automobiles is subject to considerable volatility as a result of consumer confidence in general economic conditions, levels of employment, prevailing wages, fuel prices and the availability and cost of consumer credit, as well as changing consumer preferences. Demand for aluminum wheels can be further affected by other factors, including pricing and performance comparisons to competitive materials such as steel. Finally, the demand for our products is influenced by shifts of market share between vehicle manufacturers and the market penetration of the specific vehicle models being sold by our customers. Decreases in demand for automobiles in Europe and the United States could adversely affect the valuation of our productive assets, results of operations, financial condition and cash flows.

We operate in a highly competitive industry and efforts by our competitors to gain market share could adversely affect our financial performance.

The global automotive component supply industry is highly competitive. Competition is based on a number of factors, including delivery, overall customer service, price, quality, technology and available capacity to meet customer demands. Some of our competitors are companies, or divisions or subsidiaries of companies, which are larger and have greater financial and other resources than we do. We cannot ensure that our products will be able to compete successfully with the products of these competitors. In particular, our ability to maintain or increase manufacturing capacity typically requires significant investments in facilities, equipment and personnel. Additionally, as a result of evolving customer requirements, we may incur labor costs at premium rates, experience increased maintenance expenses or have to replace our machinery and equipment on an accelerated basis. Furthermore, the nature of the markets in which we compete has attracted new entrants, particularly from low-cost countries. As a result, our sales levels and margins continue to be adversely affected by pricing pressures reflective of significant competition from producers located in low-cost foreign markets, such as China. Such competition with lower cost structures poses a significant threat to our ability to compete internationally and domestically. These factors have led to our customers awarding business to foreign competitors in the past, and they may continue to do so in the future. In addition, any of our competitors may foresee the course of market development more accurately, develop products that are superior to our products, have the ability to produce similar products at a lower cost or adapt more quickly to new technologies or evolving customer requirements. Consequently, our products may not be able to compete successfully with competitors’ products.

Risks Relating to our Business, Strategy and Operations

A limited number of customers represent a large percentage of our sales. The loss of a significant customer or decrease in demand could adversely affect our operating results.

GM, VW Group, Ford, Daimler Group, Volvo, BMW and Toyota, together, represented 82 percent in 2020 and 79 percent of our sales in 2019. Increasingly global procurement practices, the pace of new vehicle introduction and demand for price reductions may make it more difficult to maintain long-term supply arrangements with our customers, and there are no guarantees that we will be able to negotiate supply arrangements with our customers on terms acceptable to us in the future. The contracts we have entered into with most of our customers provide that we will manufacture wheels for a particular vehicle model, rather than manufacture a specific quantity of products. Such contracts range from one year to the life of the model (usually three to five years), typically are non-exclusive and do not require the purchase by the customer of any minimum number of wheels from us. Therefore, a significant decrease in consumer demand for certain key models or group of related models sold by any of our major customers, or a decision by a manufacturer not to purchase from us, or to discontinue purchasing from us, for a particular model or group of models, could adversely affect our results of operations, financial condition and cash flows.

We may be unable to successfully launch new products and/or achieve technological advances which could adversely affect our ability to compete resulting in an adverse impact on our financial condition, operating results and cash flows.

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

The cost of aluminum is a significant component in the overall cost of our wheels and in our selling prices to customers. Customer prices are adjusted for fluctuations in aluminum prices based on changes in certain published market indices, but the timing of price adjustments is based on specific customer agreements and can vary from monthly to quarterly. As a result, the timing of aluminum price adjustments with customers flowing through sales rarely will match the timing of such changes in cost and can result in fluctuations to our gross profit. This is especially true during periods of frequent increases or decreases in the market price of aluminum.

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

We experience continual pressure to reduce costs and if we are unable to generate sufficient cost reductions our revenues, operating margins and cash flows could be adversely affected.

The global vehicle market is highly competitive at the OEM level, which drives continual cost-cutting initiatives by our customers. Customer concentration, relative supplier fragmentation and product commoditization have translated into continual pressure from OEMs to reduce the price of our products. It is possible that pricing pressures beyond our expectations could intensify as OEMs pursue restructuring and cost-cutting initiatives. If we are unable to generate sufficient production cost savings in the future to offset such price reductions, our operating margins and cash flows could be adversely affected. In addition, changes in OEMs’ purchasing policies or payment practices could have an adverse effect on our business. Our OEM customers typically attempt to qualify more than one supplier for the vehicle programs we participate on and for programs we may bid on in the future. As such, our OEM customers are able to negotiate favorable pricing or may decrease wheel orders from us. Such actions may result in decreased sales volumes and unit price reductions for the Company, resulting in lower revenues, operating margins and cash flows.

We may be unable to successfully implement cost-saving measures or achieve expected benefits under our plans to improve operations which could negatively impact our financial position, results of operations and cash flow.

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

Our success depends, in part, on our ability to attract, hire, train and retain qualified managerial, operational, engineering, sales and marketing personnel. We face significant competition for these types of employees in our industry. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully. In addition, key personnel may leave us and compete against us. Our success also depends, to a significant extent, on the continued service of our senior management team. During the last several years we have experienced significant turnover in our senior management members, additional losses of members of our senior management team or other experienced senior employees could impair our ability to execute our business plans and strategic initiatives, cause us to lose customers and experience lower revenues, or lead to employee morale problems and/or the loss of other key employees.

Purchase of additional shares of Superior Industries Europe AG (formerly UNIWHEELS, AG) may require a higher purchase price.

Superior executed a Domination and Profit Loss Transfer Agreement, “DPLTA”, which became effective in January 2018. According to the terms of the DPLTA, we offered to purchase any outstanding shares of UNIWHEELS, AG for cash consideration of €62.18 per share. The cash consideration paid to shareholders for shares tendered under the DPTLA may be subject to change based on appraisal proceedings that the minority shareholders of UNIWHEELS, AG have initiated.

Legal, Compliance and Regulatory Risks

We are from time to time subject to litigation, which could adversely affect our results of operations, financial condition or cash flows.

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

Moreover, there are risks related to civil liability under our customer supply contracts (civil liability clauses in contracts with customers, contractual risks related to civil liability for causing delay in production launch, etc.). If we fail to ensure production launch as and when required by the customer, thus jeopardizing production processes at the customer’s facilities, this could lead to increased costs, giving rise to recourse claims against, or causing loss of orders by the Company. This could also have an adverse effect on our results of operations, financial condition or cash flows.

International trade agreements and our international operations make us vulnerable to risks associated with doing business in foreign countries that can affect our business, financial condition, results of operations and cash flows.

We predominantly manufacture our products in Mexico, Germany and Poland and we sell our products internationally. Accordingly, unfavorable changes in foreign cost structures, trade protection laws, tariffs on aluminum or wheels, regulations and policies affecting trade and investments and social, political, labor or economic conditions in a specific country or region, among other factors, could have a negative effect on our business and results of operations. Legal and regulatory requirements differ among jurisdictions worldwide. Violations of these laws and regulations could result in fines, criminal sanctions, prohibitions on the conduct of our business and damage to our reputation. Although we have policies, controls and procedures designed to ensure compliance with these laws, our employees, contractors, or agents may violate our policies.

It remains unclear what the U.S. administration or foreign governments, including China, will or will not do with respect to tariffs or other international trade agreements and policies. The free trade agreement between the United States of America, the United Mexican States and Canada (the “USMCA”) was approved, ratified and became effective July 1, 2020. The USMCA includes several provisions relating to automobile manufacturing. One provision requires that automobiles must have 75 percent of their components manufactured in Mexico, the United States, or Canada by 2023 to qualify for zero tariffs (up from 62.5 percent under NAFTA). Another provision requires vehicle producers to certify that 40 percent to 45 percent of automobile parts are made by workers who earn $16 per hour by 2023.  Although this requirement applies to vehicle producers, our workers in Mexico currently earn less than $16 per hour. As a result, we will be unable to assist the vehicle producers with meeting this requirement. Mexico has also agreed to pass new labor laws that are intended to make it easier for Mexican workers to unionize. As a result, the USMCA may increase our cost of manufacturing in Mexico which could have an adverse effect on our business, financial condition, results of operations and cash flows. The USMCA must be reviewed by the member countries every six years and sunsets in sixteen years.

A trade war, other governmental action related to tariffs or international trade agreements, changes in United States social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products, and any resulting negative sentiments towards the United States, these territories and countries as a result of such changes, likely would have an adverse effect on our business, financial condition, results of operations and cash flows.

The cost of manufacturing our products in Mexico, Germany and Poland may be affected by tariffs imposed by any of these countries or the United States, trade protection laws, policies and other regulations affecting trade and investments, social, political, labor, or general economic conditions. Other factors that can affect the business and financial results of our Mexican, German and Polish operations include, but are not limited to, changes in cost structures, currency effects of the Mexican Peso, Euro and Polish Zloty, availability and competency of personnel and developments in tax regulations.

There is a risk of discontinuation of the European Union (E.U.) anti-dumping duty from China which may increase the competitive pressure from Chinese producers, including in the aftermarket.

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

We incur costs to comply with applicable environmental, health and safety laws and regulations in the ordinary course of our business. We cannot ensure that we have been or will be at all times in complete compliance with such laws and regulations. Failure to comply with such laws and regulations could result in material fines or sanctions. Additionally, changes to such laws or regulations may have a significant impact on our cash flows, financial condition and results of operations.

We are subject to various foreign, federal, state and local environmental laws, ordinances and regulations, including those governing discharges into the air and water, the storage, handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances or wastes and the health and safety of our employees. The nature of our current and former operations and the history of industrial uses at some of our facilities expose us to the risk of liabilities or claims with respect to environmental and worker health and safety matters which could have a material adverse effect on our financial condition.

Further, changes in legislation or regulation imposing reporting obligations on, or limiting emissions of greenhouse gases from, or otherwise impacting or limiting our equipment, operations, or the vehicles that use our products could adversely affect demand for those vehicles or require us to incur costs to become compliant with such regulations.

Capital Structure Risks

We do not expect to generate sufficient cash to repay all of our indebtedness (including the Term Loan Facility and Notes) by their respective maturity dates and we may be forced to take other actions to satisfy these obligations, which may not be successful. In addition, we may be unable to repay the redeemable preferred stock in the event the holder exercises its redemption rights.

The Company’s capital structure is heavily leveraged as a result of debt incurred in connection with the 2017 acquisition of our European business. At December 31, 2020, our capital structure consisted of:

•

$400.0 million Senior Secured Term Loan Facility (“Term Loan Facility” or “Term Loan B”) due May 23, 2024 with an outstanding balance of $349.2 million (together with the Revolving Credit Facility referred to as the USD Senior Secured Credit Facility, “USD SSCF”);

•	€250.0 million original principal amount of 6.0% Senior Notes due June 15, 2025 (the “Notes”) with an outstanding balance of €217 million or $266.9 million;
•	redeemable preferred stock of $179.4 million (unconditionally redeemable with a $300 million redemption value beginning in September 2025);
•	equipment loans and finance leases of $27.1 million; and
•	shareholders’ deficit of $ 21.5 million.

The Company also had available unused commitments under its Revolving Credit Facility and European Senior Secured Credit Facility (“EUR SSCF”) of $228.5 million at December 31, 2020.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain other factors beyond our control. At the present time, we do not expect to generate sufficient cash to repay all principal due under our indebtedness, in full by the respective maturity dates, which will likely require us to refinance a portion or all of our outstanding debt. Our ability to restructure or refinance our debt will depend on the condition of the capital and credit markets and our financial condition at such time. We might not be able to refinance the debt on satisfactory terms. Any refinancing of our debt could be at higher interest rates and associated transactions costs and may require us to comply with more onerous covenants, which could further restrict our business operations and limit our financial flexibility. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit ratings, which could harm our ability to incur additional indebtedness or issue equity, or to refinance all or portions of these obligations.

In the absence of sufficient cash flows, refinancing or adequate funds available under credit facilities, we could face substantial liquidity constraints and might be required to reduce or delay capital expenditures, seek additional capital, sell material assets or operations to attempt to meet our debt service and other obligations. The credit agreements governing the USD SSCF and EUR SSCF, taken together the Global Senior Secured Credit Facilities (“GSSCF”), and the Indenture for the Notes restrict our ability to conduct asset sales and/or use the proceeds from asset sales. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair, and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our debt may accelerate our debt and, to the extent such debt is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our debt.

Under the USD SSCF and EUR SSCF, we had available unused commitments of $155.2 million and $73.3 million (€59.6 million), respectively, as of December 31, 2020, which are critical to the Company’s ability to pay its operating obligations in a timely manner. The credit lines under the USD SSCF and EUR SSFC will mature on May 23, 2022 and May 22, 2022, respectively, which is prior to the maturities of our other outstanding debt. We might not be able to extend these credit lines beyond the current due dates or may only be able to extend them for smaller amounts. This in turn might reduce our ability to refinance our other outstanding debt or other obligations in future years. It might also cause the rating agencies to downgrade our credit ratings. Additionally, it might require us to hold more cash in our bank accounts to ensure our ability to pay our obligations in a timely manner, which in turn could reduce our ability to pay down debt or other obligations.

Under the Certificate of Designations for our redeemable preferred stock, the holders have redemption rights that allow them to force us to redeem the preferred stock either as a result of the occurrence of an early redemption event (a change in control, recapitalization, merger, sale of substantially all of the Company’s assets, liquidation or delisting of the Company’s common stock from the NYSE) or unconditionally on or after September 14, 2025.  The redemption obligation of our redeemable preferred stock consists of a redemption price equal to the greater of 2.0 times the then current Stated Value (defined in the Certificate of Designations as $150.0 million, plus any accrued and unpaid dividends or dividends paid-in-kind), currently $300.0 million, or the product of the number of common shares into which the redeemable preferred stock could be converted (5.3 million shares currently) and the then current market price of our common stock. Under Delaware law, any redemption payment would be limited to the “surplus” that our Board determines is available to fund a full or partial redemption without rendering us insolvent. The shares of preferred stock that have not been redeemed would continue to receive a dividend of 9 percent per annum on the then current Stated Value, as defined in the Certificate of Designations, until such shares of preferred stock are redeemed. The Board would have to evaluate on an ongoing basis the ability of the Company to make further payments until the full redemption amount has been paid. A redemption payment, if required, for some or all of our outstanding shares of preferred stock would negatively impact our liquidity and could adversely affect our business, results of operations and financial condition.

Our substantial indebtedness and the corresponding interest expense could adversely affect our financial condition

We have a significant amount of indebtedness. As of December 31, 2020, our total debt was $643.2 million ($631.6 million net of unamortized debt issuance costs of $11.6 million). Additionally, we had availability of $155.2 million under the USD SSCF, as well as $73.3 million (€59.6 million) under the EUR SSCF at December 31, 2020.

A significant portion of our cash flow from operations will be used to pay our interest expense and will not be available for other business purposes.  We cannot be certain that our business will generate sufficient cash flow or that we will be able to enter into future financings that will provide sufficient proceeds to meet or pay the interest on our debt.

Subject to the limits contained in the credit agreements governing our GSSCF and the indenture governing the Notes (with outstanding principal balance of $266.9 million (€217.0 million) at December 31 2020) and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify.

In addition, the indenture covering the Notes (the “Indenture”) and the credit agreements governing the GSSCF and our other debt instruments contain restrictive covenants that among other things, could limit our ability to incur liens, engage in mergers and acquisitions, sell, transfer or otherwise dispose of assets, make investments or acquisitions, redeem our capital stock or pay dividends. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the maturity of all of our debt.

A downgrade of our credit rating or a decrease of the prices of the Company’s common stock, the USD SSCF or the Notes could adversely impact our financial performance.

The Company, its USD SSCF, and the Notes, are rated by Standard and Poor’s and Moody’s. These ratings are widely followed by investors, customers, and suppliers, and a downgrade by one or both of these rating agencies might cause: suppliers to cancel our contracts, demand price increases, or decrease payment terms; customers to reduce their business activities with us; or investors to reconsider investments in financial instruments issued by Superior, all of which might cause a decrease of the price of our common stock, our Notes, or the price of the bilaterally traded Term Loan B which is a part of the USD SSCF.

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

The Indenture, the credit agreements governing the GSSCF and our other debt instruments, and the documents governing other debt that we may incur in the future, may contain a number of covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:

•	incur additional indebtedness and guarantee indebtedness;
•	create or incur liens;
•	engage in mergers or consolidations or sell all or substantially all of our assets;
•	sell, transfer or otherwise dispose of assets;
•	make investments, acquisitions, loans or advances or other restricted payments;
•	pay dividends or distributions, repurchase our capital stock or make certain other restricted payments;
•	prepay, redeem, or repurchase any subordinated indebtedness;
•	designate our subsidiaries as unrestricted subsidiaries;
•	enter into agreements which limit the ability of our non-guarantor subsidiaries to pay dividends or make other payments to us;
•	and enter into certain transactions with our affiliates.

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

Borrowings under our GSSCF are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. As of December 31, 2020, approximately $349.2 million of our debt was variable rate debt. Our anticipated annual interest expense on $349.2 million variable rate debt at the current rate of 4.1 percent would be $14.3 million. We have entered into interest rate swaps exchanging floating for fixed rate interest payments in order to reduce interest rate volatility. As of December 31, 2020, we have executed interest rate swaps for $200.0 million, maturing $50 million September 30, 2022, and $150 million December 31, 2022. In the future, we may again enter into interest rate swaps to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.

The interest rates under our USD SSCF are calculated using LIBOR. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 and it is unclear whether new methods of calculating LIBOR will be established. ICE Benchmark Administration Limited (IBA), the administrator of LIBOR rates, had requested feedback by January 25, 2021 from the U.S. dollar LIBOR panel banks concerning the possibility of maintaining U.S. dollar LIBOR rates for certain tenors (one, three, six and twelve-month terms) through June 30, 2023. IBA is currently evaluating the feedback received and, at this time, no agreement has yet been reached regarding the extension of U.S. dollar LIBOR beyond December 31, 2021. If LIBOR ceases to exist, a comparable or successor reference rate as approved by the Administrative Agent under the USD SSCF will apply or such other reference rate as may be agreed by the Company and the lenders under the credit agreement governing the USD SSCF. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is planning to replace U.S. dollar LIBOR with the secure overnight financing rate (SOFR), a newly created index, calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.

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

We are required under the NYSE continued listing standards to maintain a market capitalization of at least $50 million, over a consecutive 30 trading-day period, or maintain stockholders’ equity of at least $50 million. As of March 31, 2020, our market capitalization was less than $50 million over a consecutive 30-day trading period and our stockholders’ equity was less than the minimum threshold. As a result, on June 5, 2020, the NYSE sent us a formal notification that we were not in compliance with the NYSE continued listing standards. In response, on July 20, 2020, we submitted a remediation plan to the NYSE and on September 8, 2020 we publicly announced that our remediation plan had been accepted by the NYSE. The cure period effectively began on July 1, 2020 and will end on January 1, 2022, unless the Company earlier surpasses the $50 million market capitalization threshold for a period of six consecutive months at which point the Company would be in full compliance. In the event we are unable to cure the deficiency during the 18-month period, our stock may be delisted from the NYSE.

A delisting of our common stock could have a material adverse impact on our business, results of operations and financial condition by, among other things:

•	reducing the liquidity and market price of our common stock;
•	reducing the number of investors, including institutional investors, willing to hold or acquire our common stock, which could negatively impact our ability to raise equity;
•	decreasing the amount of news and analyst coverage relating to us;
•	limiting our ability to issue additional securities, obtain additional financing or pursue strategic restructuring, refinancing or other transactions; and
•	impacting our reputation and, as a consequence, our ability to attract new business.

In addition, the holder of our redeemable preferred stock has the right to redeem all of the outstanding shares of redeemable preferred stock if our common stock is delisted from the NYSE. If we are delisted from the NYSE and the holder exercises its right to redeem all of the outstanding shares of redeemable preferred stock, we would be required to: (1) increase the then carrying value of the redeemable preferred stock to the $300 million redemption value through a corresponding charge (decrease) to our retained earnings, and (2) make a redemption payment in any amount up to $300 million if our Board determined, under Delaware law, that there was a “surplus” to fund a full or partial redemption and such payment would not render us insolvent.  The shares of preferred stock that have not been redeemed would continue to receive a dividend of 9 percent per annum on the Stated Value (defined in the Certificate of Designations as $150.0 million, plus any accrued and unpaid dividends or dividends paid-in-kind), currently $150.0 million, until such shares of preferred stock are redeemed. A redemption payment, if required, for some or all of our outstanding shares of preferred stock would negatively impact our liquidity and could adversely affect our business, results of operations and financial condition.

Taxation Risks

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

The Company carries out its business activity in Poland in the area of Tarnobrzeg Special Economic Zone “Euro-Park Wislosan,” sub-zone of Stalowa Wola, Poland which provides various state income tax incentives under certain conditions. The Company conducts its business activity pursuant to permits that stipulate production, trade, and service activities relating to products and services manufactured/provided in the zone. These activities include processing of metals and applying coating on metals, tools, other finished metal products, machines for metallurgy, other parts and accessories for motor vehicles, excluding motorcycles, as well as services relating to recovery of segregated materials and recycled materials. The permits require certain conditions to be met, which include increasing the number of employees, keeping the number of employees at such level and incurring certain levels of capital expenditures. In addition, particular permits indicate deadlines for completion of respective stages of investments.

As of December 31, 2020, the Company had 5 permits that are effective until 2026, and we believe all conditions of the permits have been met. As of December 31, 2020, the Company utilized Polish Zloty 139.3 million of the zone-related credit and the total amount of the remaining eligible credit available to the Company amounted to Polish Zloty 50.0 million. In the event of failure to satisfy the permit conditions, the Company must reimburse the utilized public aid received together with interest which may have a material negative impact on our assets, financial condition, results of operations or cash flows.

Tax settlements and other areas of activity subject to specific regulations (e.g. customs or FX issues) may be inspected by administrative bodies which are entitled to impose penalties and sanctions. Tax regulations in Poland are dynamic and subject to varying interpretations, both inside state authorities and between state authorities and enterprises, which can result in a lack of clarity and consistent application. As a result, tax risks in Poland are higher than in countries with a more developed tax system.  Tax settlements may be subject to inspections for five years from the end of the year in which the tax has been paid. Consequently, the Company may be subject to additional material tax liabilities, based on the result of these tax audits.

We are currently unable to fully deduct interest charges on German and US indebtedness.

The interest deduction barriers under German tax law (Zinsschranke) and US tax law limit the tax deductibility of interest expenses. If no exception to these limits apply, the net interest expense (interest expense less interest income) is deductible up to 30 percent of the EBITDA taxable in Germany and the US, respectively, in a given financial year. Non-deductible interest expenses can be carried forward. Interest carry-forwards are subject to the same tax cancellation rules as tax loss carry-forwards. Whenever interest expenses are not deductible or if an interest carry-forward is lost, the tax burden in future assessment periods could rise, which might have alone, or in combination, a material adverse effect on our assets, financial condition, results of operation or cash flows.

We may be exposed to risks related to existing and future profit and loss transfer agreements executed with German subsidiaries of our European operations.

Profit and loss transfer agreements are one of the prerequisites of the taxation of Superior and its German subsidiaries as a German tax group. For tax purposes, a profit and loss transfer agreement must have a contract term for a minimum of five years. In addition, such agreement must be fully executed. If a profit and loss transfer agreement or its actual execution does not meet the prerequisites for taxation as a German tax group, Superior Industries International Germany GmbH (“SII Germany”), formerly known as Superior Industries International AG, and each subsidiary are taxed on their own income (and under certain circumstances even with retrospective effect). Additionally, 5 percent of dividends from the subsidiary to SII Germany, or other Superior European controlling entities within the European Union would be regarded as non-deductible expenses at the SII Germany level, or level of other Superior European controlling entities. Furthermore, the compensation of a loss of a subsidiary would be regarded as a contribution by SII

Germany into the subsidiary and thus, would not directly reduce SII Germany’s profits. As a consequence, if the profit and loss transfer agreements do not meet the prerequisites of a German tax group, this could have a future material adverse effect on our assets, financial condition, results of operations or cash flows.

General Risk Factors

Fluctuations in foreign currencies and commodity and energy prices may adversely impact our financial results.

Due to our operations outside of the United States, we experience exposure to foreign currency gains and losses in the ordinary course of our business. We settle transactions between currencies (i.e. U.S. dollar to Mexican Peso, Euro to U.S. dollar, U.S. dollar to Euro and Euro to Polish Zloty.) To the extent possible, we attempt to match the timing and magnitude of transaction settlements between currencies to create a “natural hedge.” Based on our current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances. While changes in the terms of the contracts with our customers will create an imbalance between currencies that we hedge with foreign currency forward or option contracts, there can be no assurances that our hedging program will effectively offset the impact of the imbalance between currencies or that the net transaction balance will not change significantly in the future.

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

The foreign currency forward or option contracts, the natural gas forward contracts, and the fixed-price agreements we enter into with financial institutions and suppliers are designed to protect against foreign exchange risks and price risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have a program to hedge a significant portion of our foreign exchange or commodity and energy price exposures, typically for up to 48 months. However, we may choose not to hedge certain foreign exchange or commodity or energy price exposures for a variety of reasons including, but not limited to, accounting considerations, the prohibitive economic cost of hedging particular exposures, or our inability to identify willing counterparties. There is no guarantee that our hedge program will effectively mitigate our exposures to foreign exchange and commodity and energy price changes which could have material adverse effects on our cash flows and results of operations.

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

A disruption in our information technology systems, including a disruption related to cybersecurity, could adversely affect our financial condition and financial performance.

We rely on the accuracy, capacity and security of our information technology systems. Despite the security measures that we have implemented, including those measures related to cybersecurity, our systems, as well as those of our customers, suppliers and other service providers could be breached or damaged by computer viruses, malware, phishing attacks, denial-of-service attacks, natural or man-made incidents or disasters or unauthorized physical or electronic access. These types of incidents have become more prevalent and pervasive across industries, including in our industry, and are expected to continue in the future. A breach could result in business disruption, theft of our intellectual property, trade secrets or customer information and unauthorized access to personnel information. Although cybersecurity and the continued development and enhancement of our controls, processes, practices and training designed to protect our information technology systems from attack, damage or unauthorized access are a high priority for us, our activities and investment may not be deployed quickly enough or successfully protect our systems against all vulnerabilities, including technologies developed to bypass our security measures. In addition, outside parties may attempt to fraudulently induce employees or customers to disclose access credentials or other sensitive information in order to gain access to our secure systems and networks. There are no assurances that our actions and investments to improve the maturity of our systems, processes and risk management framework or remediate vulnerabilities will be sufficient or completed quickly enough to prevent or limit the impact of any cyber intrusion. Moreover, because the techniques used to gain access to or sabotage systems often are not recognized until launched against a target, we may be unable to anticipate the methods necessary to defend against these types of attacks and we cannot predict the extent, frequency or impact these problems may have on us. To the extent that our business is interrupted or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect our competitive position, relationships with our customers, financial condition, operating results and cash flows. In addition, we may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our worldwide headquarters is located in Southfield, Michigan. In our North American operations, we maintain and operate four facilities that manufacture aluminum wheels for the automotive industry including our facility for finishing wheels with physical vapor deposition. These facilities are located in Chihuahua, Mexico. These manufacturing facilities currently encompass approximately two million square feet of manufacturing space. We own all of our manufacturing facilities in North America, and we lease our worldwide headquarters located in Southfield, Michigan. During the third quarter of 2019, the Company initiated a plan to significantly reduce production and manufacturing operations at its Fayetteville, Arkansas, location. As of December 31, 2020, we are continuing to use the Arkansas facility for research and development activities and service wheel storage.

Our European operations include five locations. The European headquarters is situated in Bad Dürkheim, Germany which includes our European management, sales and distribution functions, as well as the logistics center and warehouse for the aftermarket business. The largest of European production facilities is in Stalowa Wola, Poland, which consists of 3 plants. The newest plant in Poland was put into operation in the beginning of June 2016. Another production facility is situated in Werdohl, Germany, where most development work is performed. Our Fußgönheim location, Germany, near the Bad Dürkheim offices, had historically been used to manufacture motor sport and forged wheels. We discontinued manufacturing of motor sport and forged wheels in Fußgönheim at the end of the third quarter of 2020. The European locations also include a location in Lüdenscheid, Germany. Our European production facilities encompass approximately 1.5 million square feet. We own all of our manufacturing facilities in Europe, and we lease our European headquarters located in Bad Dürkheim, Germany.

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

Additionally, reference is made to Note 1, “Summary of Significant Accounting Policies,” Note 8, “Property, Plant and Equipment” and Note 15 “Leases,” in the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

ITEM 3 - LEGAL PROCEEDINGS

We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, we believe all such matters are adequately provided for, covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position. Refer to under Item 1A, “Risk Factors - We are from time to time subject to litigation, which could adversely affect our results of operations, financial condition or cash flows” of this Annual Report.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A -INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information regarding executive officers who are also Directors is contained in our 2021 Proxy Statement under the caption “Election of Directors.” Such information is incorporated into Part III, Item 10, “Directors, Executive Officers and Corporate Governance.”  All executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors. The following table sets forth the names, ages and positions of our executive officers.

Name	Age	Position

Majdi B. Abulaban Kevin Burke Michael Dorah Joanne M. Finnorn	57 53 55 56

President and Chief Executive Officer

Senior Vice President and Chief Human Resources Officer

Senior Vice President and North American President

Senior Vice President, General Counsel and Corporate Secretary

Michael J. Hatzfeld Jr.	48	Vice President of Finance and Corporate Controller
Parveen Kakar	54	Senior Vice President of Sales, Marketing and Product Development
Andreas Meyer C. Timothy Trenary	55 64	Senior Vice President, President, Europe Executive Vice President and Chief Financial Officer

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

Michael Dorah

Mr. Dorah is the Company’s Senior Vice President and North American President, a position he has held since January 11, 2021. Mr. Dorah was previously the Senior Vice President, Manufacturing Systems of Delphi Technologies, Plc. (NYSE;DLPH), a global commercial vehicle parts supplier, from 2019 to 2020. Prior to that, he served as Vice President of Operations of Chassix, Inc, a global supplier of precision casting and machining solutions for the automotive industry from 2016-2019. Mr. Dorah also served as Chassix’s General Manager, Chassix, Brazil from 2012 to 2016. Prior to that, Mr. Dorah was the Vice President and General Manager, Brazil for Acument Global Technologies, Inc., a global manufacturer of screws, bolts, nuts and cold formed components for the automotive, industrial and aerospace industries from 2008 to 2010. He also served from 2008 to 2010 as Acument’s Vice President – Operations. Prior to that, Mr. Dorah held various positions with American Axle & Manufacturing, Inc. (NYSE;AXL), a global Tier 1 supplier to the automotive industry, from 1996 to 2008 culminating in his position of Director, Purchasing and Global Supply Based Management from 2004 to 2008. Mr. Dorah holds a Bachelor of Science degree in Materials Engineering from Stevens Institute of Technology and a Master of Business Administration degree and Master of Science degree in Materials Engineering from the Massachusetts Institute of Technology.

Joanne M. Finnorn

Ms. Finnorn is the Company’s Senior Vice President, General Counsel and Corporate Secretary, a position she has held since September 2017. Previously, Ms. Finnorn served as the Vice President, General Counsel and Chief Compliance Officer of Amerisure Mutual Insurance Company from February 2016 to August 2017. From 2013 to January 2016, Ms. Finnorn served as General Counsel of HouseSetter LLC, a home monitoring company. Ms. Finnorn began her career as an attorney with General Motors in Detroit before taking the role of General Counsel for GMAC’s European Operations in Zurich, Switzerland. Ms. Finnorn also served as Vice President & General Counsel and Vice President, Subscriber Services for OnStar LLC. Ms. Finnorn obtained a Bachelor degree from Alma College and a Juris Doctor from Stanford Law School.

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

Andreas Meyer

Mr. Meyer is the Company’s Senior Vice President, President, Europe, a position he has held since November 2019. He was previously the Senior Vice President of Snop / Tower Automotive Holding GmbH, a first tier automotive supplier, from January 2017 to October 2019. Prior to that, he served as Tower’s Vice President of Operations from July 2015 to January 2017. From July 2013 to June 2015, Mr. Meyer was the Managing Director of Hörmann Automotive GmbH (“Hörmann”), a first tier automotive supplier. Mr. Meyer also served as Managing Director of Hörmann Automotive Components from October 2007 to June 2015. Mr. Meyer graduated from Helmut Schmidt University Hamburg with a degree in business management.

C. Timothy Trenary

Mr. Trenary is the Company’s Executive Vice President and Chief Financial Officer, a position he has held since September 2020. Prior to joining Superior, Mr. Trenary was Executive Vice President and Chief Financial Officer at Commercial Vehicle Group, Inc. (“CVG”) from 2013 to 2020. Previously, Mr. Trenary had served in several Chief Financial Officer roles, including ProBuild Holdings, LLC, EMCON Technologies Holdings Limited, and DURA Automotive Systems, Inc. In addition, he has previously served in various executive positions with both public and private companies. Mr. Trenary began his career in public accounting at Arthur Young & Co., now part of Ernst & Young, and holds a Bachelor of Arts degree from Michigan State University and a Master of Business Administration degree from the University of Detroit Mercy.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Superior Common Stock is traded on the NYSE under the symbol “SUP”. As of February 26, 2021, there were approximately 354 holders of record of our common stock.

ITEM 6 - SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 10(f)(1) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required by this item.

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

Executive Overview

Our principal business is the design and manufacture of aluminum wheels for sale to OEMs in North America and Europe and to the aftermarket in Europe. We employ approximately 7,600 full-time employees, operating in eight manufacturing facilities in North America and Europe with a combined annual manufacturing capacity of approximately 20 million wheels. We are one of the largest aluminum wheel suppliers to global OEMs and we believe we are the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels accounted for approximately 91 percent of our sales in 2020 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Daimler Group (Mercedes-Benz, AMG, Smart), FCA, Ford, GM, Honda, Jaguar-Land Rover, Mazda, Nissan, PSA, Renault, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We also sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a global presence and diversified customer base consisting of North American, European and Asian OEMs.

Globally, we shipped 15.2 million units in 2020, down from 19.2 million in 2019, a 21.1 percent decrease, which was slightly better than overall industry volume trends.  Demand for our products is mainly driven by light-vehicle production levels in North America and Europe, as well as production levels at our key customers and take rates on vehicle wheel programs we serve. North American light-vehicle production in 2020 was 13.0 million vehicles, as compared to 16.3 million vehicles in 2019. In Europe, the light vehicle production in 2020 was 13.6 million vehicles, as compared to 17.8 million vehicles in 2019. Industry production volumes in 2020 were adversely impacted by the COVID-19 pandemic.

COVID-19 Pandemic

The impact of the COVID-19 pandemic and uncertainty with respect to the economic effects of the pandemic introduced significant volatility in the financial markets during the year ended December 31, 2020 and continues to have an adverse effect on the automotive industry, including reductions in consumer demand and OEM automotive production.

While navigating through this period of volatility and uncertainty, Superior’s top priorities have been:

•	Ensuring the health and safety of our employees
•	Maintaining the financial health of the Company, and
•	Serving our customers.

To ensure the health and safety of our employees globally and respond to the current industry production environment, we closed production at our North American facilities in early April 2020 and our European facilities in late March 2020. The Company reopened all of its facilities by June 1, 2020, in line with production demand, finished goods levels, and in accordance with local government requirements.

Additionally, we developed and executed a Safe Work Playbook across our footprint. We also instituted a Global Employee Health & Safety (“EH&S”) Steering Team, led by our Director of EH&S, and comprised of our global and regional leaders from Operations and Human Resources. The EH&S Steering Team is responsible for ensuring the Safe Work Playbook leverages global best practices and coordinating the consistent and complete implementation of the policies across our global footprint, including all policies and protocols in compliance with local rules and regulations. We have invested in facility updates to ensure social distancing, including changes in cafeteria layout and practices, transportation services and marked spacing throughout our manufacturing facilities. We have established Personal Protective Equipment levels for each location, based on local requirements, and purchasing controls are in place to ensure adequate supplies. Extended preventative actions were introduced which include no travel without written approval, wearing face masks at all times at our plants, quick testing implementation at our plants, with increased and standard criteria for testing and contact tracing, as well as working from home wherever possible. In the event of a COVID-19 incident, the local COVID-19 response team immediately executes the defined protocols, including isolation of any employee showing symptoms, and conducts traceability activities to identify and quarantine all potentially exposed individuals. Our management is actively monitoring COVID-19 developments in Europe and North America and met daily throughout much of 2020 to discuss the status of COVID-19 cases and any necessary actions.

Our global unit shipments declined approximately 21.1 percent in 2020, as compared to 2019 primarily due to the COVID-19 pandemic. The decline began in the second quarter of 2020, with unit shipments 92.2 percent and 67.6 percent lower in April and May, respectively, as compared to the same months of 2019. Volumes began to improve in June of 2020, with unit shipments only 12.5 percent lower on a year-over-year basis, as industry production volumes started to recover. The recovery continued in the third quarter with units shipped only 10.1 percent lower, as compared to the third quarter of 2019, and only 2.1 percent lower for the month of September of 2020. In the fourth quarter of 2020, our global unit shipments were essentially flat with the fourth quarter of 2019 as our units shipped in Europe were down 4.2 percent, offset by a 4.0 percent increase in units shipped in North America. As such, our North American volume recovery has been strong, while the European recovery has been slower (refer to the discussion under Results of Operations for further details on year-over-year comparisons and the impact of COVID-19 on our results).

While Superior experienced stronger demand from its customers during each of the third and fourth quarters of 2020 as compared to the second quarter, the Company extended certain cost reduction initiatives through the end of 2020. During the year ended December 31, 2020, Superior executed temporary and permanent cost savings including furloughs, compensation and benefit reductions, temporary facility closures, deferral of merit increases, reduced travel, and personnel restructurings. The Company also used government subsidies where available. While some of the temporary measures such as the wage reductions were discontinued in the third quarter, other temporary initiatives remained in place through the end of the year and are expected to be in place into 2021. In total, the cost initiatives implemented in response to the COVID-19 pandemic benefited 2020 by more than $40 million.

The ultimate impact that COVID-19 will have on our business, results of operations and financial condition will depend on a number of evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; the impact of recent resurgences of COVID-19 cases in North America and Europe, the efficacy and distribution of COVID-19 vaccines,  governmental, OEMs’, suppliers’, customers’ and individuals’ actions that have been and continue to be taken in response to the pandemic; and the impact of the pandemic on economic activity and actions that continue to be taken in response to such impact by the OEMs’ suppliers and customers.

The following chart shows the comparison of our operational performance in 2020 and 2019 (in thousands):

In 2020 sales were lower due to reduced volumes in both North America and Europe attributable to the COVID-19 pandemic. Our 2020 Adjusted EBITDA was lower than 2019 primarily due to lower volumes attributable to the on-going COVID-19 pandemic, including production shutdowns in the second quarter, partially offset by improved product mix, cost saving initiatives implemented during the year, and favorable foreign exchange rates.

The following table is a summary of the Company’s operating results for 2020 and 2019:

Results of Operations

Fiscal Year Ended December 31,	2020	2019
(Dollars in thousands, except per share amounts)
Net Sales
North America	$550,079	$704,320
Europe	550,681	668,167
Net sales	1,100,760	1,372,487
Cost of sales	(1,035,134)	(1,256,425)
Gross profit	65,626	116,062
Percentage of net sales	6.0%	8.5%
Selling, general and administrative expenses	52,420	63,883
Impairment of goodwill and indefinite-lived intangibles	193,641	102,238
Loss from operations	(180,435)	(50,059)
Percentage of net sales	(16.4)%	(3.6)%
Interest expense, net	(45,418)	(47,011)
Other (expense) income, net	(2,827)	4,033
Income tax provision	(14,881)	(3,423)
Net loss	(243,561)	(96,460)
Percentage of net sales	(22.1)%	(7.0)%
Diluted loss per share	$(10.81)	$(5.10)
Value added sales (1)	$648,308	$755,325
Adjusted EBITDA (2)	$129,373	$168,795
Percentage of net sales	11.8%	12.3%
Percentage of value added sales	20.0%	22.3%
Unit shipments in thousands	15,194	19,246

(1)

Value added sales is a key measure that is not calculated according to U.S. GAAP. Refer to Item 7, “Management’s Discussion and Analysis, Non-GAAP Financial Measures” section of this Annual Report for a definition of value added sales and a reconciliation of value added sales to net sales, the most comparable U.S. GAAP measure.

(2)

Adjusted EBITDA is a key measure that is not calculated according to U.S. GAAP. Refer to Item 7, “Management’s Discussion and Analysis, Non-GAAP Financial Measures” section of this Annual Report for a definition of Adjusted EBITDA and a reconciliation of our Adjusted EBITDA to net loss, the most comparable U.S. GAAP measure.

2020 versus 2019

Shipments

Wheel unit shipments were 15.2 million for 2020, compared to wheel unit shipments of 19.2 million in the prior year, a decrease of 21.1 percent. The decrease occurred in both our European and North American operations and was driven by lower volumes at our key OEM customers due to the on-going COVID-19 pandemic, including production shut-downs in the second quarter of the calendar year.

Net Sales

Net sales for 2020 were $1,100.8 million, compared to net sales of $1,372.5 million for the same period in 2019, a decrease of 19.8 percent. The reduction in net sales was principally driven by lower production volumes and lower aluminum prices in North America and Europe related to the on-going COVID-19 pandemic, partially offset by improved product mix comprised of larger diameter wheels and premium finishes in both regions and favorable Euro foreign exchange.

Cost of Sales

Cost of sales were $1,035.1 million in 2020, compared to $1,256.4 million in the prior year period. The decrease in cost of sales was principally due to lower production volumes and lower aluminum prices in North America and Europe related to the on-going COVID-19 pandemic, as well as lower utility expenses, reduced headcount and operating expenses, the use of European government subsidies and the rationalization of the Company’s North American manufacturing footprint in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2020 were $52.4 million, or 4.8 percent of net sales, compared to $63.9 million, or 4.7 percent of net sales for the same period in 2019.  The decrease is primarily due to reduced employee compensation related to both temporary and permanent cost savings initiatives, as well as reduced discretionary spending and travel expenses.

Impairment of Goodwill and Indefinite-lived Intangibles

In the fourth quarter of 2019, we recognized a goodwill and indefinite-lived intangible asset impairment charge of $102.2 million relating to our European reporting unit.  In the first quarter of 2020, we recognized an additional goodwill and indefinite-lived intangible asset impairment charge of $193.6 million relating to our European reporting unit (refer to Note 9, “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data” of this Annual Report.)

Net Interest Expense

Net interest expense for 2020 was $45.4 million, compared to interest expense of $47.0 million in 2019. The reduction in interest expense was primarily due to both early extinguishment and principal repayments during 2019 and 2020, as well as lower Term Loan Facility interest rates in 2020.  This was partially offset by incremental interest expenses due to the Company’s drawings on its European and North American revolvers in 2020.

Other Income (Expense)

Other expense was $2.8 million in 2020, compared to other income of $4.0 million in 2019. The decline in other income in 2020 was primarily driven by a $3.7 million gain on early extinguishment of a portion of the Notes recognized in 2019, $1.6 million of expense related to an increase in the fair value of the preferred stock embedded derivative liabilities recognized in 2020 and higher foreign exchange losses in 2020 as compared to 2019.

Income Tax Provision

The income tax provision for 2020 was $14.9 million on a pre-tax loss of $228.7 million, representing an effective tax rate of (6.5) percent. The effective tax rate was lower than the statutory rate primarily due to the effects of the goodwill impairment in Germany and the recognition of a valuation allowance on deferred tax assets, offset by a favorable split of jurisdictional pre-tax income. The income tax provision for 2019 was $3.4 million on a pre-tax loss of $93.0 million, representing an effective income tax rate of (3.7) percent.

Net Loss

Net loss in 2020 was $243.6 million, or a loss per diluted share of $10.81, compared to net loss of $96.5 million, or a loss per diluted share of $5.10 in 2019.

Segment Sales and Income from Operations

	Year Ended December 31,
	2020	2019	Change
(Dollars in thousands)
Selected data
Net Sales
North America	$550,079	$704,320	$(154,241)
Europe	550,681	668,167	(117,486)
Total net sales	$1,100,760	$1,372,487	$(271,727)
Income (loss) from Operations
North America	$8,872	$16,713	$(7,841)
Europe	(189,307)	(66,772)	(122,535)
Total income from operations	$(180,435)	$(50,059)	$(130,376)

North America

In 2020, net sales of our North America segment decreased 21.9 percent, compared to 2019, primarily due to a 21.2 percent decrease in volumes, which was principally attributable to the on-going COVID-19 pandemic, including a production shut-down during the second quarter of the year and lower aluminum prices, partially offset by improved product mix comprised of larger diameter wheels and premium wheel finishes.  U.S. and Mexico sales as a percentage of North American total sales were approximately 5.1 percent and 94.9 percent, respectively, during 2020, which compares to 14.8 percent and 85.2 percent for 2019. The change in North American sales by country is due to discontinuing manufacturing activities at our Fayetteville, Arkansas location in the fourth quarter of 2019.  North American segment income from operations for the year ended 2020 was lower than the prior year period, due to reduced volumes at our key North American OEM customers, partially offset by favorable product mix, utilities savings associated with plant investments made in 2019 to use electricity from a competitively priced market and temporary and permanent cost reductions including furloughs, hourly and salary wage and benefit reductions, idling of our manufacturing facilities in April and May, reduced travel and personnel restructuring, as well as the rationalization of the North American manufacturing footprint in the prior year.

Europe

In 2020, net sales of our European segment decreased 17.6 percent, compared to 2019, primarily due to a 20.9 percent decrease in volume, which was principally attributable to the on-going COVID-19 pandemic, including a production shut-down during the second quarter of the calendar year and lower aluminum prices, partially offset by improved product mix comprised of higher diameter wheels and premium wheel finishes and favorable Euro foreign exchange. Sales in Germany and Poland as a percentage of total European segment sales were approximately 38.6 percent and 61.4 percent, respectively, during 2020, which compares to 36.8 percent and 63.2 percent for 2019.  European segment income from operations for the year ended 2020 was lower than the prior year period primarily due to a goodwill and indefinite-lived intangible asset impairment charge of $193.6 million in 2020 and lower volumes related to key European OEM customers, partially offset by favorable mix and temporary and permanent cost reductions, including second quarter facility closures, usage of government subsidies in both Poland and Germany, deferral of merit increases, reduced travel and personnel restructurings.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2020, our cash and cash equivalents totaled $152.4 million, as compared to $77.9 million at December 31, 2019. Our sources of liquidity primarily include cash and cash equivalents, cash provided by operating activities, borrowings under available debt facilities, factoring arrangements for trade receivables and, from time to time, other external sources of funds. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $152.5 million and 1.7:1, respectively, at December 31, 2020, versus $163.1 million and 1.9:1 at December 31, 2019.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, debt facilities and cash and cash equivalents, and we believe these sources will continue to meet our long-term  requirements, as well as our currently anticipated short-term needs. Capital expenditures consist of expenditures related to improving production quality and efficiency and extending the useful lives of existing property, plant and equipment (“existing” business), as well as expenditures related to new product offerings and expanded capacity for existing products (“new” business). Over time, capital expenditures have consisted of roughly equal components of new and existing business, the most significant of which in recent years has been our investment in physical vapor deposition (PVD) technology which went into production in 2019.

In connection with the acquisition of our European operations, we entered into several debt and equity financing arrangements during 2017. On March 22, 2017, we entered into a USD Senior Secured Credit facility (“USD SSCF”) consisting of a $400.0 million Senior Secured Term Loan Facility (“Term Loan Facility”) and a $160.0 million Revolving Credit Facility (“Revolving Credit Facility”). On May 22, 2017, we issued 150,000 shares of redeemable preferred stock for $150.0 million. On June 15, 2017, we issued €250.0 million original principal amount of 6% Senior Notes due June 15, 2025 (“Notes”). As a part of the acquisition, we also assumed $70.7 million of outstanding debt, including a €30.0 million European Revolving Credit Facility (“EUR SSCF”) (subsequently increased to €45.0 million during the second quarter of 2019). On January 31, 2020, the available borrowing limit of the EUR SSCF was increased from €45.0 million to €60.0 million. All other terms of the EUR SSCF remained unchanged. In the fourth quarter of 2019, the European operations entered into equipment loan agreements totaling $13.4 million (€12.0 million). During the first quarter of 2020, the Company drew down on these equipment loans and the outstanding balance was $13.0 million as of December 31, 2020.

With the onset of the COVID-19 pandemic and the ensuing economic uncertainty, the Company drew down on its USD SSCF and EUR SSCF revolving credit facilities to provide sufficient liquidity during the production shutdown and resumption of operations until we were able to scale production volumes and restore profitability and positive free cash flow. As of March 31, 2020, the Company had borrowings outstanding under these facilities of $207.9 million. Beginning in March 2020, the Company took swift action to reduce costs, including temporary facility closures, salary reductions, layoffs, furloughs, personnel restructurings, deferral of merit increases and reduced selected employee benefits across our global workforce in accordance with local laws and regulations. In the third quarter of 2020, our sales volume returned to levels comparable to 2019, with quarterly sales 9.9 percent lower than 2019 and only 2.0 percent lower for the month of September. In addition, we restored profitability with net income of $11.1 million, generated cash flow from operating activities of $99.6 million and fully repaid the borrowings under the USD SSCF and EUR SSCF revolving credit facilities during the third quarter of 2020. In the fourth quarter of 2020, the recovery continued with sales of $337.7 million, increasing $27.4 million or 8.8 percent over the same period of 2019, cash flow from operating activities of $57.6 million, and income from operations of $17.5 million, an increase of $7.7 million over the same period of 2019 (excluding the $102.2 million goodwill and indefinite-lived intangible asset impairment charge recorded in the fourth quarter of 2019).

Both of our revolving credit facilities mature in May 2022. The Company has no other significant funded debt obligations until May 2024. Superior expects, at this time, to remain compliant with the terms of all of its debt facilities.

Balances outstanding under the Term Loan Facility, Notes, and equipment loans as of December 31, 2020 were $349.2 million, $266.9 million, and $23.7 million, respectively. The balance of the redeemable preferred stock was $179.4 million as of December 31, 2020. Our liquidity totaled $380.9 million at December 31, 2020, including cash on hand of $152.4 million and available unused commitments under credit facilities of $228.5 million.

The following table summarizes the cash flows from operating, investing, and financing activities as reflected in the consolidated statements of cash flows.

Fiscal Year Ended December 31,	2020	2019
(Dollars in thousands)
Net cash provided by operating activities	150,121	162,842
Net cash used in investing activities	(44,179)	(54,663)
Net cash used in financing activities	(37,060)	(76,599)
Effect of exchange rate changes on cash	5,614	(1,117)
Net increase in cash and cash equivalents	$74,496	$30,463

2020 versus 2019

Operating Activities

Net cash provided by operating activities was $150.1 million in 2020, as compared to $162.8 million in 2019. The decrease in cash flow provided by operating activities was primarily driven by second quarter losses attributable to production shutdowns at our key North American and European OEM customers. This was partially offset by higher year-over-year reductions in net working capital. Inventory decreases were primarily due to lower production volumes in 2020 from COVID-19 related shutdowns as well as improved inventory management, and the increases in accounts payable were primarily due to improved payment terms negotiated with certain of our critical suppliers.

Investing Activities

Net cash used in investing activities was $44.2 million in 2020, as compared to $54.7 million in 2019. The decrease in investing activities was driven by the 2020 reduction in capital expenditures to align with industry production volumes, partially offset by the sale of certain assets in the second quarter of 2019.

Financing Activities

Net cash used in financing activities in 2020 was $37.1 million, as compared to $76.6 million in 2019. This decrease was primarily due to lower 2020 debt repayments, proceeds from capital equipment loans in the first quarter 2020 and the elimination of the common stock dividend in the third quarter of 2019.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no significant off-balance sheet arrangements other than factoring of $96.6 million of our trade receivables.

NON-GAAP FINANCIAL MEASURES

In this Annual Report, we discuss two important measures that are not calculated according to U.S. GAAP, value added sales and Adjusted EBITDA.

Value added sales is a key measure that is not calculated according to U.S. GAAP. In the discussion of operating results, we provide information regarding value added sales. Value added sales represents net sales less the value of aluminum and services provided by outsourced service providers (“OSPs”) that are included in net sales. As discussed further below, arrangements with our customers allow us to pass on changes in aluminum prices; therefore, fluctuations in underlying aluminum prices generally do not directly impact our profitability over time. However, value added sales is worthy of being highlighted for the benefit of users of our financial statements as it allows users of the financial statements to consider our net sales information both with and without the aluminum and OSP cost components thereof. Management utilizes value added sales as a key metric to determine growth of the Company because it eliminates the volatility of aluminum prices.

Fiscal Year Ended December 31,	2020	2019
(Dollars in thousands)
Net sales	$1,100,760	$1,372,487
Less: aluminum value and outside service provider costs	(452,452)	(617,162)
Value added sales	$648,308	$755,325

Adjusted EBITDA is a key measure that is not calculated according to U.S. GAAP. Adjusted EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, amortization, restructuring charges and other closure costs and impairments of long-lived assets and investments, changes in the fair value of the redeemable preferred stock embedded derivative liability, acquisition and integration and certain hiring and separation related costs, proxy contest fees, gains associated with early debt extinguishment, and accounts receivable factoring fees. We use Adjusted EBITDA as an important indicator of the operating performance of our business. Adjusted EBITDA is used in our internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors and evaluating short-term and long-term trends in our operations. We believe the Adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace and to establish operational goals. Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with U.S. GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies.

The following table reconciles our net income, the most directly comparable U.S. GAAP financial measure, to our Adjusted EBITDA:

Fiscal Year Ended December 31,	2020	2019
(Dollars in thousands)
Net loss	$(243,561)	$(96,460)
Interest expense, net	45,418	47,011
Income tax provision	14,881	3,423
Depreciation	72,777	75,773
Amortization	25,401	24,944
Impairment of goodwill and indefinite-lived intangibles	193,641	102,238
Integration, restructuring, factoring fees and other (1) (2)	19,247	11,084
Change in fair value or redeemable preferred stock embedded derivative liability (3)	1,569	782
Adjusted EBITDA	$129,373	$168,795
Adjusted EBITDA as a percentage of net sales	11.8%	12.3%
Adjusted EBITDA as a percentage of value added sales	20.0%	22.3%

(1)

In 2020, we incurred charges of approximately $11.6 million of restructuring costs primarily comprised of on-going fixed costs associated with our Fayetteville, Arkansas facility and relocation and installation costs of repurposed machinery. Additionally, we incurred $4.1 million of restructuring costs in connection with exiting the automotive racing market segment, as well as $1.5 million of certain hiring and separation costs, $1.4 million of accounts receivable factoring fees, and $0.6 million of other costs.

(2)

In 2019, we incurred approximately $5.4 million of Fayetteville restructuring costs (excluding $7.6 million of accelerated depreciation), $4.8 million of certain hiring and separation costs, $3.7 million of gains on extinguishment of debt, and $1.8 million of machinery and equipment relocation costs from Fayetteville to other Superior sites, $1.7 million of acquisition and integration costs, and $1.0 million of accounts receivable factoring fees.

(3)	The change in the fair value is mainly driven by the change in our stock price during the respective periods.

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

Impairment of Goodwill – Goodwill is not amortized but is instead evaluated for impairment annually at the end of the fiscal year, or more frequently if events and circumstances indicate that impairment may be more likely than not. As of December 31, 2020, there was no goodwill associated with our acquired European operations due to the impairment charges taken in 2019 and the first quarter of 2020.

At March 31, 2020, the impact of the COVID-19 developments and uncertainty with respect to the economic effects of the pandemic had introduced significant volatility in the financial markets and was having, and continues to have, a widespread adverse effect on the automotive industry, including reductions in both consumer demand and OEM automotive production. In response, our key customers temporarily closed nearly all production facilities in Europe and North America (our primary markets) during the quarter ended March 31, 2020. As a result, we concluded that an interim test of our goodwill was required. More specifically, the Company concluded that the following events and circumstances, in the aggregate, indicated that it was more likely than not that the carrying value of our European reporting unit exceeded its fair value at March 31, 2020: (1) our European reporting unit’s carrying value was effectively set to fair value at December 31, 2019, due to the $102.2 million impairment charges to goodwill and indefinite-lived intangibles, (2) lower forecasted 2020 industry production volumes for Western and Central Europe, including those for our primary European customers, due to OEM shutdowns to mitigate COVID-19 spread and subsequent reduced production levels over the remainder of the year, as compared to our prior production forecasts (including estimates used in our 2019 assessment), and (3) the volatility in financial markets that both increased European interest rates due to rising credit spreads and risk premiums and lowered median European automotive market multiples. Based on the results of our quantitative analysis, we recognized a non-cash goodwill impairment charge equal to the remaining goodwill balance of $182.6 million since the carrying value exceeded the fair value of the European reporting unit by more than the amount of the goodwill balance at March 31, 2020. This impairment was recognized at March 31, 2020 as a separate charge (together with the indefinite-lived intangible asset trade name) included in loss from operations.

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

At March 31, 2020, we determined that the carrying value of the European reporting unit exceeded its fair value by an amount greater than the remaining goodwill balance. The decline in fair value was primarily due to significantly lower market multiples and increased discount rates, as well as further declines in forecasted industry production volumes in Western and Central Europe as a result of the COVID-19 pandemic and consequent economic instability. Forecasted revenues, EBITDA and cash flow for the European reporting unit also declined as compared to the prior year long-range plan due to lower forecasted industry production volumes which adversely impacted fair value under both the income and market approaches. Significant assumptions used under the income approach included a weighted average cost of capital (WACC) of 12.0 percent and a long-term growth rate of 1.5 percent, as compared to 10.0 percent and 2.0 percent, respectively, used in the 2019 assessment. In determining the WACC, management considered the level of risk inherent in the cash flow projections and current market conditions, including the significant increase in credit spreads and systemic market and Company specific risk premiums. The decline in the fair value under the market approach is attributable to the decline in the average EBITDA market multiple (4.9X EBITDA in 2020, 5.7X EBITDA in 2019) and lower forecasted EBITDA, as compared to the 2019 assessment.  The use of these unobservable inputs results in classification of the fair value estimate as a Level 3 measurement in the fair value hierarchy. A considerable amount of management judgment and assumptions are required in performing the quantitative impairment test, principally related to determining the fair value of the reporting unit. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair value (refer to Note 9, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report for further discussion of asset impairments).

Impairment of Intangible Assets – Intangible assets include both finite and indefinite-lived intangible assets. Finite-lived intangible assets consist of brand names, technology and customer relationships. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives (since the pattern in which the asset will be consumed cannot be reliably determined). Indefinite-lived intangible assets are not amortized but are instead evaluated for impairment annually at the end of the fiscal year, or more frequently if events and circumstances indicate that impairment may be more likely than not. Indefinite-lived intangible assets, excluding goodwill, consist of trade names associated with our aftermarket business.  In the first quarter of 2020, we recognized a non-cash impairment charge of $11.0 million related to our aftermarket trade name indefinite-lived intangible asset which was primarily attributable to a further decline in forecasted aftermarket revenues and a decline in associated profitability. As a result, there were no indefinite-lived intangible assets associated with our European operations as of December 31, 2020 (refer to Note 9, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report for further discussion of asset impairments).

Impairment of Long-Lived Assets - Management evaluates the recoverability and estimated remaining lives of long-lived assets whenever facts and circumstances suggest that the carrying value of the assets may not be recoverable or the useful life has changed. An impairment loss occurs when the carrying value of the long-lived assets exceeds the undiscounted cash flows expected to be realized from the use and eventual disposition of those assets. Fair value is determined primarily by discounting the estimated expected cash flows. If the carrying amount of a long-lived asset group is considered impaired, a loss is recorded based on the amount by which the carrying amount exceeds fair value. The North American and European reporting units are separately tested for impairment on an asset group basis.

Retirement Plans - Subject to certain vesting requirements, our unfunded retirement plan generally provides for a benefit based on final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. The net periodic pension cost and related benefit obligations are based on, among other things, assumptions of the discount rate and the mortality of the participants. The net periodic pension costs and related obligations are measured using actuarial techniques and assumptions (refer to Note 16, “Retirement Plans” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report for a description of these assumptions).

The following information illustrates the sensitivity to a change in certain assumptions of our unfunded retirement plans as of December 31, 2020. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

The effect of the indicated increase (decrease) in selected factors is shown below (in thousands):

		Increase (Decrease) in:
Assumption	Percentage Change	Projected Benefit Obligation at December 31, 2020	2021 Net Periodic Pension Cost
Discount rate	+1.0%	$(3,680)	$16
Rate of compensation increase	+1.0%	$312	$23

Valuation of Deferred Tax Assets - The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income in the future. A valuation allowance is provided for deferred income tax assets when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The assessment regarding whether a valuation allowance is required or should be adjusted is based on an evaluation of possible sources of taxable income and considers all available positive and negative evidence factors. Our accounting for the valuation of deferred tax assets represents our best estimate of future events. Changes in our current estimates, due to unanticipated market conditions, governmental legislative actions or events, could have a material effect on our ability to utilize deferred tax assets. At December 31, 2020 total deferred tax assets were $90.7 million and valuation allowances against those deferred tax assets were $46.5 million (refer to Note 14, “Income Taxes” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report for additional information).

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 10(f)(1) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required by this item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Consolidated Financial Statements of Superior Industries International, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Superior Industries International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Superior Industries International, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill – European Reporting Unit - Refer to Notes 1 and 9 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of their European reporting unit (“Europe”) goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value. Fair value of the reporting unit is estimated based on a combination of discounted cash flows and the use of pricing multiples. The determination of fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins, earnings before interest, taxes, depreciation, and amortization (EBITDA), capital expenditures and the discount rate. The determination of fair value using pricing multiples requires management to make significant assumptions derived from analysis of the EBITDA pricing multiples of comparable, publicly traded companies.

As a result of the Company’s interim goodwill impairment test in the first quarter of 2020, management determined that the carrying value of Europe exceeded its fair value by an amount greater than the remaining goodwill balance. As such, the Company recorded a non-cash goodwill impairment charge of $182.6 million in 2020 associated with Europe.  Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The Company’s goodwill balance was $0 as of December 31, 2020 after the impairment.

We identified goodwill for Europe as a critical audit matter because of the significant estimates and assumptions made by management to estimate the fair value of Europe and the difference between its fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues, operating margins, EBITDA and the selection of the discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of future revenues, operating margins, and EBITDA (collectively, the “forecasts”) and the selection of the discount rate included the following, among others:

•

We tested the effectiveness of controls over management’s goodwill impairment evaluation and determination of related assumptions, including those over management’s forecasts and the selection of the discount rate.

•	We evaluated management’s ability to accurately forecast future cash flows by comparing actual results to management’s historical forecasts.

•

We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors and (3) forecasted information included in the Company’s press releases as well as in analyst and industry reports for the Company and certain of its peer group companies. With the assistance of our fair value specialists, we tested the underlying source information and the mathematical accuracy of the forecasted cash flows within the fair value estimate.

•

With the assistance of our fair value specialists, we evaluated the (1) valuation methodology and (2) discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Detroit, Michigan

March 5, 2021

We have served as the Company's auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Superior Industries International, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Superior Industries International, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2020, of the Company and our report dated March 5, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Detroit, Michigan

March 5, 2021

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except per share data)

Fiscal Year Ended December 31,	2020	2019
NET SALES	$1,100,760	$1,372,487
Cost of sales	1,035,134	1,256,425
GROSS PROFIT	65,626	116,062
Selling, general and administrative expenses	52,420	63,883
Impairment of goodwill and indefinite-lived intangibles	193,641	102,238
LOSS FROM OPERATIONS	(180,435)	(50,059)
Interest expense, net	(45,418)	(47,011)
Other (expense) income, net	(2,827)	4,033
LOSS BEFORE INCOME TAXES	(228,680)	(93,037)
Income tax provision	(14,881)	(3,423)
NET LOSS	$(243,561)	$(96,460)
LOSS PER SHARE – BASIC	$(10.81)	$(5.10)
LOSS PER SHARE – DILUTED	$(10.81)	$(5.10)

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

Fiscal Year Ended December 31,	2020	2019
Net loss	$(243,561)	$(96,460)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	14,197	(5,168)
Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	(13,453)	17,515
Tax benefit (provision)	1,764	(4,359)
Change in unrecognized gains (losses) on derivative instruments, net of tax	(11,689)	13,156
Defined benefit pension plan:
Actuarial losses on pension obligation, net of amortization	(1,876)	(4,086)
Tax benefit	—	1,515
Pension changes, net of tax	(1,876)	(2,571)
Other comprehensive income, net of tax	632	5,417
Comprehensive loss	$(242,929)	$(91,043)

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

Fiscal Year Ended December 31,	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$152,423	$77,927
Accounts receivable, net	48,995	76,786
Inventories, net	154,980	168,470
Income taxes receivable	4,957	4,630
Other current assets	22,301	26,375
Total current assets	383,656	354,188
Property, plant and equipment, net	522,124	529,282
Deferred income tax assets, net	30,860	38,607
Goodwill	—	184,832
Intangibles, net	110,796	137,078
Other non-current assets	61,889	67,880
Total assets	$1,109,325	$1,311,867
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$151,839	$123,112
Short-term debt	6,112	4,010
Accrued expenses	71,079	60,845
Income taxes payable	2,107	3,148
Total current liabilities	231,137	191,115
Long-term debt (less current portion)	625,492	611,025
Non-current income tax liabilities	7,635	6,523
Deferred income tax liabilities, net	9,104	12,369
Other non-current liabilities	76,426	71,640
Commitments and contingent liabilities (Note 19)	—	—
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized - 1,000,000 shares
Issued and outstanding – 150,000 shares outstanding at December 31, 2020 and December 31, 2019	179,387	160,980
European non-controlling redeemable equity	1,666	6,525
Shareholders’ equity (deficit):
Common stock, $0.01 par value
Authorized - 100,000,000 shares
Issued and outstanding – 25,591,930 and 25,128,158 shares at December 31, 2020 and December 31, 2019	95,247	93,331
Accumulated other comprehensive loss	(99,446)	(100,078)
Retained earnings	(17,323)	258,437
Total shareholders’ equity (deficit)	(21,522)	251,690
Total liabilities, mezzanine equity and shareholders’ equity (deficit)	$1,109,325	$1,311,867

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands, except per share data)

	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2018	25,019,237	$87,723	$(3,205)	$(3,000)	$(99,290)	$391,037	$373,265
Net loss	—	—	—	—	—	(96,460)	(96,460)
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	13,156	—	—	—	13,156
Change in defined benefit plans, net of taxes	—	—	—	(2,571)	—	—	(2,571)
Net foreign currency translation adjustment	—	—	—	—	(5,168)	—	(5,168)
Common stock issued, net of shares withheld for employee taxes	108,921	—	—	—	—	—	—
Stock-based compensation	—	5,608	—	—	—	—	5,608
Cash dividend declared ($0.18 per common share)	—	—	—	—	—	(4,597)	(4,597)
Redeemable preferred 9% dividend, participating dividend and accretion	—	—	—	—	—	(30,977)	(30,977)
European non-controlling redeemable equity dividend	—	—	—	—	—	(566)	(566)
BALANCE AT DECEMBER 31, 2019	25,128,158	$93,331	$9,951	$(5,571)	$(104,458)	$258,437	$251,690

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands, except per share data)

(Unaudited)	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2019	25,128,158	$93,331	$9,951	$(5,571)	$(104,458)	$258,437	$251,690
Net loss	—	—	—	—	—	(243,561)	(243,561)
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	(11,689)	—	—	—	(11,689)
Change in defined benefit plans, net of taxes	—	—	—	(1,876)	—	—	(1,876)
Net foreign currency translation adjustment	—	—	—	—	14,197	—	14,197
Common stock issued, net of shares withheld for employee taxes	463,772	—	—	—	—	—	—
Stock-based compensation	—	1,916	—	—	—	—	1,916
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(31,994)	(31,994)
European non-controlling redeemable equity dividend	—	—	—	—	—	(205)	(205)
BALANCE AT DECEMBER 31, 2020	25,591,930	$95,247	$(1,738)	$(7,447)	$(90,261)	$(17,323)	$(21,522)

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Fiscal Year Ended December 31,	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(243,561)	$(96,460)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	98,178	100,722
Income tax, non-cash changes	7,489	(3,504)
Impairment of goodwill and indefinite-lived intangibles	193,641	102,238
Stock-based compensation	2,374	5,716
Amortization of debt issuance costs	4,020	4,843
Other non-cash items	5,776	(714)
Changes in operating assets and liabilities:
Accounts receivable	28,052	26,737
Inventories	20,921	5,262
Other assets and liabilities	11,257	7,424
Accounts payable	24,523	7,479
Income taxes	(2,549)	3,099
NET CASH PROVIDED BY OPERATING ACTIVITIES	150,121	162,842
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(45,038)	(64,294)
Proceeds from sale of fixed assets	859	—
Other investing activities	—	9,631
NET CASH USED IN INVESTING ACTIVITIES	(44,179)	(54,663)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	11,690	—
Repayments of debt	(25,672)	(46,024)
Proceeds from borrowings on revolving credit facility	313,825	114,040
Repayments of borrowings on revolving credit facility	(316,910)	(114,040)
Cash dividends paid	(13,555)	(22,556)
Purchase of non-controlling redeemable shares	(5,020)	(6,681)
Payments related to tax withholdings for stock-based compensation	(458)	(108)
Finance lease payments	(960)	(1,230)
NET CASH USED IN FINANCING ACTIVITIES	(37,060)	(76,599)
Effect of exchange rate changes on cash	5,614	(1,117)
Net increase in cash and cash equivalents	74,496	30,463
Cash and cash equivalents at the beginning of the period	77,927	47,464
Cash and cash equivalents at the end of the period	$152,423	$77,927

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Superior Industries International, Inc. (referred to herein as the “Company,” “Superior,” or “we,” “us” and “our”) designs and manufactures aluminum wheels for sale to original equipment manufacturers (“OEMs”) and aftermarket customers. We are one of the largest suppliers of aluminum wheels to the world’s leading automobile and light truck manufacturers, with manufacturing operations in Mexico, Germany and Poland. Our OEM aluminum wheels are sold primarily for factory installation, as either standard equipment or optional equipment, on vehicle models manufactured by BMW (including Mini), Daimler Group (Mercedes-Benz, AMG, Smart), FCA, Ford, GM, Honda, Jaguar-Land Rover, Mazda, Nissan, PSA, Renault, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We also sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a global presence and diversified customer base consisting of North American, European and Asian OEMs. We have determined that our North American and European operations should be treated as separate reportable segments as further described in Note 5, “Business Segments.”

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

Derivative Financial Instruments and Hedging Activities

Our derivatives are over-the counter customized derivative instruments and are not exchange traded. We account for our derivative instruments as either assets or liabilities and adjust them to fair value each period. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income or loss in shareholders’ equity or deficit until the hedged item is recognized in earnings, at which point accumulated gains or losses are recognized in earnings and classified with the underlying hedged transaction. Derivatives that do not qualify or have not been designated as hedges are adjusted to fair value through earnings in the financial statement line item to which the derivative relates. Refer to Note 4, “Derivative Financial Instruments” for additional information pertaining to our derivative instruments. We enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. These contracts are considered to be derivative instruments under U.S. GAAP; however, these purchase contracts are not accounted for as derivatives because they qualify for the normal purchase normal sale exemption.

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

Inventory

Inventories, which are categorized as raw materials, work-in-process or finished goods, are stated at the lower of cost or net realizable value. The cost of inventories is measured using the FIFO (first-in, first-out) method or the average cost method. Inventories are reviewed to determine if inventory quantities are in excess of forecasted usage or if they have become obsolete. Aluminum is the primary material component in our inventories. In 2020 and 2019, the Company had three and four aluminum suppliers, respectively, which individually exceeded 10 percent of total aluminum purchases and, in the aggregate, represented 55.0 percent and 62.9 percent of our total aluminum purchases, respectively.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation. The cost of additions, improvements and interest during construction, if any, are capitalized. Our maintenance and repair costs are charged to expense when incurred. Depreciation is calculated generally on the straight-line method based on the estimated useful lives of the assets.

Classification	Expected Useful Life
Buildings	15 to 50 years
Machinery and equipment	3 to 20 years
Leasehold Improvements	Lease term

When property, plant and equipment is replaced, retired or otherwise disposed, the cost and related accumulated depreciation are removed and any resulting gain or loss on the disposition of an operating asset is included in income or loss from operations. Any gain or loss on the disposition of a non-operating asset is included in other income or expense.

Impairment of Long-Lived Assets

The carrying amount of long-lived assets to be held and used in the business is evaluated for impairment when events and circumstances warrant. An impairment loss occurs when the carrying value of the long-lived assets exceeds the undiscounted cash flows expected to be realized from the use and eventual disposition of those assets. If the carrying amount of a long-lived asset group is considered impaired, a loss is recorded based on the amount by which the carrying amount exceeds fair value. Fair value is determined primarily by discounting the estimated expected cash flows.

Goodwill

Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We conduct our annual impairment testing as of December 31. Impairment charges, if any, related to goodwill are recorded as a separate charge included in income or loss from operations. In the first quarter of 2020 and fourth quarter of 2019, we recognized goodwill impairment charges of $182.6 million and $99.5 million, respectively, relating to our European reporting unit. As a result of these charges, there was no remaining goodwill as of December 31, 2020 (refer to Note 9, “Goodwill and Other Intangible Assets”).

Intangible Assets

Intangible assets include both finite and indefinite-lived intangible assets. Finite-lived intangible assets consist of brand names, technology and customer relationships. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives (since the pattern in which the asset will be consumed cannot be reliably determined). Indefinite-lived intangible assets, excluding goodwill, consist of trade names associated with our aftermarket business.  Impairment charges, if any, related to intangible assets are recorded as a separate charge included in income or loss from operations. In the first quarter of 2020 and fourth quarter of 2019, we recognized indefinite-lived intangible impairment charges of $11.0 million and $2.7 million, respectively, relating to trade names used in our European aftermarket business. As a result of these charges, there was no remaining indefinite-lived intangible asset as of December 31, 2020 (refer to Note 9, “Goodwill and Other Intangible Assets”).

Foreign Currency Transactions and Translation

The assets and liabilities of foreign subsidiaries that use local currency as their functional currency are translated to U.S. dollars based on the current exchange rate prevailing at each balance sheet date and any resulting translation adjustments are included in accumulated other comprehensive income or loss. The assets and liabilities of foreign subsidiaries whose local currency is not their functional currency are remeasured from their local currency to their functional currency and then translated to U.S. dollars. Revenues and expenses are translated into U.S. dollars using the average exchange rates prevailing for each period presented.

Gains and losses arising from foreign currency transactions and the effects of remeasurement discussed in the preceding paragraph are recorded in other income or expense. We recognized foreign currency transaction gains (losses) of $(2.4) million and $0.5 million in 2020 and 2019, respectively.

Revenue Recognition

Revenue is recognized when performance obligations under our contracts are satisfied. Generally, this occurs upon shipment when control of products transfers to our customers. At this point, revenue is recognized in an amount reflecting the consideration we expect to be entitled to under the terms of our contract.

The Company maintains long term business relationships with our OEM customers and aftermarket distributors; however, there are no definitive long-term volume commitments under these arrangements. Volume commitments are limited to near-term customer requirements authorized under purchase orders or production releases generally with delivery periods of approximately one month. Sales do not involve any significant financing component since customer payment is generally due 40-60 days after shipment. Contract assets and liabilities consist of customer receivables and deferred revenues related to tooling.

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

Under the Company’s policies, shipping costs are treated as a cost of fulfillment. In addition, the Company does not disclose remaining performance obligations under its contracts since contract terms are substantially less than a year (generally less than one month). Our revenue recognition practices and related transactions and balances are further described in Note 2, “Revenue.”

Stock-Based Compensation

We account for stock-based compensation using the estimated fair value recognition method. We recognize these compensation costs net of the applicable forfeiture rate on a straight-line basis for only those shares expected to vest over the requisite service period of the award, which is generally the vesting term of three years. We estimate the forfeiture rate based on our historical experience. Refer to Note 18, “Stock-Based Compensation” for additional information concerning our stock-based compensation awards.

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

The effect on deferred taxes for a change in tax rates is recognized in income in the period that the tax rate change is enacted. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income in the future. A valuation allowance is provided for deferred income tax assets when, in our judgment, based upon currently available information and other factors, it is more likely than not that all or a portion of such deferred income tax assets will not be realized. The assessment regarding whether a valuation allowance is required or should be adjusted is based on an evaluation of possible sources of taxable income and considers all available positive and negative evidence factors.  Our accounting for the valuation of deferred tax assets represents our best estimate of future events. We believe that the determination to record a valuation allowance to reduce a deferred income tax asset is a significant accounting estimate because it is based, among other things, on an estimate of taxable income, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material. In determining when to release the valuation allowance established against our net deferred income tax assets, we consider all available evidence, both positive and negative.

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

In 2020, we have provided deferred income taxes for the estimated U.S. federal and state income tax, foreign income tax and applicable withholding taxes on unremitted earnings of subsidiaries.

Cash Paid for Interest and Taxes and Non-Cash Investing Activities

Cash paid for interest was $39.6 million and $42.3 million, respectively, for the years ended December 31, 2020 and 2019. Cash paid for income taxes was $7.3 million and $9.0 million for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019, we had purchased but not yet paid for equipment of $0.9 million and $15.6 million, respectively, which are included in accounts payable and accrued expenses in our consolidated balance sheets.

New Accounting Standards

Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement.” Effective January 1, 2020, the Company adopted ASU 2018-13 which allows companies to remove, modify and add certain disclosures related to fair value measurements. The adoption of this standard did not have a significant effect on the Company’s consolidated financial statement disclosures.

ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform, where certain criteria are met. These optional expedients and exceptions allow companies to elect not to apply certain accounting requirements under U.S. GAAP to contracts modified during the transition period (March 12, 2020 through December 31, 2022) due to reference rate reform. Companies exercising this election would account for a modified contract as a continuation of an existing contract. Companies are also permitted to continue to apply hedge accounting where the critical terms in a hedging relationship are modified due to reference rate reform, without de-designating and redesignating such hedges. In addition, companies may continue to assume that cash flows for hedged transactions and associated hedges affected by reference rate reform remain probable (as required for application of hedge accounting), despite the planned discontinuance of such reference rates. The Company uses LIBOR as the benchmark interest rate in its $400.0 million senior secured term loan facility (“Term Loan Facility”), $160.0 million revolving credit facility (“Revolving Credit Facility”), $65.0 million North American receivables factoring arrangement and interest rate swaps with a notional value of $200.0 million as of December 31, 2020 used to hedge interest rate fluctuations on our variable rate borrowings under the Term Loan Facility (refer to Note 4, “Derivative Financial

Instruments,” Note 10, “Debt,” and Note 20, “Receivables Factoring”). In 2020, the Company has adopted ASU 2020-04 and will apply optional expedients and exceptions prospectively as we modify affected contracts during the transition period. The adoption of this guidance has not had, and is not expected to have, any significant effect on the Company’s consolidated financial statements.

ASU 2018-14,“Compensation - Retirement Benefits - Defined Benefit Plans.” The Company has adopted ASU 2018-14, which is designed to improve the effectiveness of disclosures by removing and adding disclosures related to defined benefit plans for the fiscal year ended December 31, 2020. We have incorporated disclosures required under this ASU relating to the nature and reason for any significant actuarial gains and losses (refer to Note 16, “Retirement Plans”). The adoption of this standard did not have any significant effect on the Company’s consolidated financial statement disclosures.

Accounting Standards Issued But Not Yet Adopted

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 which requires entities to use a new impairment model based on current expected credit losses (“CECL”) rather than incurred losses. Under CECL, estimated credit losses would incorporate relevant information about past events, current conditions and reasonable and supportable forecasts and any expected credit losses would be recognized at the time of sale. As a smaller reporting company (as defined under SEC regulations), the Company is not required to adopt the standard until fiscal years beginning after December 31, 2022. We are evaluating the impact this standard will have on our financial statements and disclosures.

NOTE 2 - REVENUE

The Company disaggregates revenue from contracts with customers into our reportable segments, North America and Europe. Revenues by segment for the years ended December 31, 2020 and 2019 are summarized in Note 5, “Business Segments”.

The opening and closing balances of the Company’s receivables and current and long-term contract liabilities are as follows:

	December 31, 2020	December 31, 2019	Change
(Dollars in thousands)
Customer receivables	$40,785	$68,283	$(27,498)
Contract liabilities—current	8,249	5,880	2,369
Contract liabilities—noncurrent	13,106	13,577	(471)

The changes in the contract liability balances primarily result from timing differences between our performance and customer payment while the decline in customer receivables is primarily due to the increase in receivables factoring (refer to Note 20, “Receivables Factoring”), as well as a decline in sales. During the years ended December 31, 2020 and 2019, the Company recognized tooling reimbursement revenue of $13.1 million and $10.7 million, respectively, which had been deferred in prior periods and was previously included in contract liability (deferred revenue), as well as revenue on tooling invoiced, deferred and partially recognized in 2020. During the year ended December 31, 2020 and 2019, the Company recognized revenue of $0.7 million and $1.7 million, respectively, from obligations satisfied in prior periods as a result of adjustments to pricing estimates for production efficiencies and other revenue adjustments.

NOTE 3 - FAIR VALUE MEASUREMENTS

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are required to be recognized or disclosed at fair value in the financial statements on a recurring basis, while other assets and liabilities are measured at fair value on a nonrecurring basis, such as when we have an asset impairment. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

Derivative Financial Instruments

Our derivatives are over-the-counter customized derivative instruments and are not exchange traded. We estimate the fair value of these instruments using industry-standard valuation models such as a discounted cash flow. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, commodity prices and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk.

The following tables categorize items measured at fair value at December 31, 2020 and 2019:

		Fair Value Measurement at Reporting Date Using
December 31, 2020		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$10,218	$—	$10,218	$—
Total	$10,218	$—	$10,218	$—
Liabilities			.
Derivative contracts	$15,259	$—	$15,259	$—
Total	$15,259	$—	$15,259	$—

		Fair Value Measurement at Reporting Date Using
December 31, 2019		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$21,973	$—	$21,973	$—
Total	$21,973	$—	$21,973	$—
Liabilities
Derivative contracts	$8,709	$—	$8,709	$—
Total	$8,709	$—	$8,709	$—

Debt Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these securities (Level 2). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below (in thousands):

	December 31, 2020	December 31, 2019
(Dollars in thousands)
Estimated aggregate fair value	$624,207	$606,093
Aggregate carrying value (1)	643,184	630,635

(1)	Total debt excluding the impact of unamortized debt issuance costs.

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Instruments and Hedging Activities

We use derivatives to partially offset our exposure to foreign currency, interest rate, aluminum and other commodity risks. We may enter into forward contracts, option contracts, swaps, collars or other derivative instruments to offset some of the risk on expected future cash flows and on certain existing assets and liabilities. However, we may choose not to hedge certain exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange rates, interest rates, and aluminum and natural gas commodity prices.

To help protect gross margins from fluctuations in foreign currency exchange rates, certain of our subsidiaries, whose functional currency is the U.S. dollar or the Euro, hedge a portion of their forecasted foreign currency costs denominated in the Mexican Peso and Polish Zloty, respectively. We may hedge portions of our forecasted foreign currency exposure up to 48 months.

The following tables display the fair value of derivatives by balance sheet line item at December 31, 2020 and December 31, 2019:

	December 31, 2020
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$1,218	$6,531	$3,435	$2,645
Foreign exchange forward contracts not designated as hedging instruments	1,167	—	122	—
Aluminum forward contracts designated as hedging instruments	262	—	—	—
Natural gas forward contracts designated as hedging instruments	816	224	22	70
Interest rate swap contracts designated as hedging instruments	—	—	4,771	4,194
Total derivative financial instruments	$3,463	$6,755	$8,350	$6,909

	December 31, 2019
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$7,808	$12,821	$60	$100
Foreign exchange forward contracts not designated as hedging instruments	1,196	—	554	—
Aluminum forward contracts designated as hedging instruments	60	—	127	—
Natural gas forward contracts designated as hedging instruments	81	7	1,312	727
Interest rate swap contracts designated as hedging instruments	—	—	2,304	3,525
Total derivative financial instruments	$9,145	$12,828	$4,357	$4,352

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	December 31, 2020		December 31, 2019
	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$421,253	$1,669	$449,181	$20,469
Foreign exchange forward contracts not designated as hedging instruments	71,217	1,045	73,491	642
Aluminum forward contracts designated as hedging instruments	4,068	262	9,405	(67)
Natural gas forward contracts designated as hedging instruments	5,523	948	5,816	(1,951)
Interest rate swap contracts designated as hedging instruments	200,000	(8,965)	260,000	(5,829)
Total derivative financial instruments	$702,061	$(5,041)	$797,893	$13,264

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

The following tables summarize the gain or loss recognized in accumulated other comprehensive income or loss (“AOCI”) for the years ended December 31, 2020 and 2019, the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the years ended December 31, 2020 and 2019:

Year Ended December 31, 2020	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$(11,689)	$(8,365)	$2,098
Total	$(11,689)	$(8,365)	$2,098

Year Ended December 31, 2019	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$13,156	$3,746	$4,320
Total	$13,156	$3,746	$4,320

NOTE 5 - BUSINESS SEGMENTS

Our North American and European operations represent separate operating segments in view of significantly different markets, customers, and products between these regions. Within each of these regions, markets, customers, products, and production processes are similar and production can be readily transferred between production facilities. Moreover, our business within each region leverages common systems, processes, and infrastructure. Accordingly, North America and Europe comprise the Company’s reportable segments.

	Net Sales		Income (Loss) from Operations
Year Ended December 31,	2020	2019	2020	2019
(Dollars in thousands)
North America	$550,079	$704,320	$8,872	$16,713
Europe	550,681	668,167	(189,307)	(66,772)
	$1,100,760	$1,372,487	$(180,435)	$(50,059)

	Depreciation and Amortization		Capital Expenditures
Year Ended December 31,	2020	2019	2020	2019
(Dollars in thousands)
North America	$34,935	$38,845	$24,929	$22,464
Europe	63,243	61,877	20,109	41,830
	$98,178	$100,722	$45,038	$64,294

	Property, Plant and Equipment, net		Goodwill and Intangible Assets
Year Ended December 31,	2020	2019	2020	2019
(Dollars in thousands)
North America	$220,145	$237,372	$—	$—
Europe	301,979	291,910	110,796	321,910
	$522,124	$529,282	$110,796	$321,910

	Total Assets
Year Ended December 31,	2020	2019
(Dollars in thousands)
North America	$479,873	$484,689
Europe	629,452	827,178
	$1,109,325	$1,311,867

Geographic information

See table below for our net sales and long-lived assets by location:

	Net Sales		Property, Plant and Equipment, net
Year Ended December 31,	2020	2019	2020	2019
(Dollars in thousands)
U.S.	$27,919	$104,476	$7,324	$14,146
Mexico	522,160	599,844	212,821	223,226
Germany	212,689	245,805	82,162	74,030
Poland	337,992	422,362	219,817	217,880
	$1,100,760	$1,372,487	$522,124	$529,282

NOTE 6 - ACCOUNTS RECEIVABLE

Year Ended December 31,	2020	2019
(Dollars in thousands)
Trade receivables	$41,647	$71,150
Other receivables	8,211	8,503
	49,858	79,653
Allowance for doubtful accounts	(863)	(2,867)
Accounts receivable, net	$48,995	$76,786

The accounts receivable from GM, VW Group and Ford represented approximately 11 percent, 5 percent and 3 percent of the total accounts receivable, respectively, at December 31, 2020 and 32 percent, 9 percent and 8 percent of the total accounts receivable, respectively, at December 31, 2019.

The related percentage of our total sales to each of these three customers is shown below:

	2020 Percent of Sales	2019 Percent of Sales
GM	24%	22%
VW Group	16%	13%
Ford	11%	15%

NOTE 7 - INVENTORIES

Year Ended December 31,	2020	2019
(Dollars in thousands)
Raw materials	$46,712	$44,245
Work in process	45,394	40,344
Finished goods	62,874	83,881
Inventories, net	$154,980	$168,470

Service wheel and supplies inventory included in other non-current assets in the consolidated balance sheets totaled $12.1 million and $10.6 million at December 31, 2020 and 2019, respectively.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Year Ended December 31,	2020	2019
(Dollars in thousands)
Land and buildings	$149,295	$158,907
Machinery and equipment	899,764	856,961
Leasehold improvements and others	14,912	12,173
Construction in progress	46,718	30,179
	1,110,689	1,058,220
Accumulated depreciation	(588,565)	(528,938)
Property, plant and equipment, net	$522,124	$529,282

Depreciation expense was $72.8 million and $75.8 million for the years ended December 31, 2020 and 2019, respectively. Depreciation expense for the year ended December 31, 2019 included accelerated depreciation of $7.6 million related to excess equipment arising from the plan to reduce production at our Fayetteville, Arkansas manufacturing facility (refer to Note 21, “Restructuring”).

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

At March 31, 2020, the impact of COVID-19 and uncertainty with respect to the economic effects of the pandemic had introduced significant volatility in the financial markets and was having, and continues to have, a widespread adverse effect on the automotive industry, including reductions in both consumer demand and OEM automotive production. In response to the COVID-19 pandemic, our key customers temporarily closed nearly all their production facilities in Europe and North America (our primary markets) during the quarter ended March 31, 2020. As a result, we concluded that an interim test of our goodwill was required as of March 31, 2020. More specifically, the Company concluded that the following events and circumstances, in the aggregate, indicated that it was more likely than not that the carrying value of our European reporting unit exceeded its fair value: (1) our European reporting unit’s carrying value was effectively set to fair value at December 31, 2019, due to the $102.2 million impairment charges to goodwill and indefinite-lived intangibles, (2) lower forecasted 2020 industry production volumes for Western and Central Europe, including those for our primary European customers, due to OEM shutdowns to mitigate COVID-19 spread and subsequent reduced production levels over the remainder of the year, as compared to our prior production forecasts (including estimates used in our 2019 assessment) and (3) the volatility in financial markets that both increased European interest rates due to rising credit spreads and risk premiums and lowered median European automotive market multiples. Based on the results of our quantitative analysis, we recognized a non-cash goodwill impairment charge equal to the remaining goodwill balance of $182.6 million since the carrying value exceeded the fair value of the European reporting unit by more than the amount of the goodwill balance at March 31, 2020. Additionally, we recognized a non-cash impairment charge of $11.0 million related to our aftermarket trade name indefinite-lived intangible asset which was primarily attributable to a further decline in forecasted aftermarket revenues and a decline in associated profitability. Total impairment charges of $193.6 million were recognized as a separate charge at March 31, 2020 and included in loss from operations.

We utilized both an income and a market approach, weighted 75 percent and 25 percent, respectively, to determine the fair value of the European reporting unit as part of our goodwill impairment assessment. The income approach is based on projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The discount rate used is the weighted average of an estimated cost of equity and of debt (“weighted average cost of capital”). The weighted average cost of capital is adjusted as necessary to reflect risk associated with the business of the European reporting unit. Financial projections are based on estimated production volumes, product prices and expenses, including raw material cost, wages, energy and other expenses. Other significant assumptions include terminal value cash flow and growth rates, future capital expenditures and changes in future working capital requirements. The market approach is based on the observed ratios of enterprise value to earnings before interest, taxes, depreciation and amortization (EBITDA) of comparable, publicly traded companies. The market approach fair value is determined by multiplying historical and anticipated financial metrics of the European reporting unit by the EBITDA pricing multiples derived from comparable, publicly traded companies.

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

The Company’s finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets and goodwill as of December 31, 2020 and 2019.

Year Ended December 31, 2020	Gross Carrying Amount	Impairment	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$—	$(6,615)	$399	$2,784	2-3
Technology	15,000	—	(11,024)	666	4,642	1-3
Customer relationships	167,000	—	(74,322)	10,692	103,370	3-8
Total finite	191,000	—	(91,961)	11,757	110,796
Trade names	14,000	(13,772)	—	(228)	—	Indefinite
Total intangibles	$205,000	$(13,772)	$(91,961)	$11,529	$110,796

Year Ended December 31, 2020	Beginning Balance					Ending Balance
	Gross	Accumulated Impairment	Net Balance	Impairment	Currency Translation	Gross	Accumulated Impairment	Net Balance
(Dollars in thousands)
Goodwill	$284,337	$(99,505)	$184,832	$(182,602)	$(2,230)	$282,107	$(282,107)	$—

Year Ended December 31, 2019	Gross Carrying Amount	Impairment	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$—	$(4,778)	$110	$4,332	3-4
Technology	15,000	—	(7,963)	183	7,220	2-4
Customer relationships	167,000	—	(53,681)	954	114,273	4-9
Total finite	191,000	—	(66,422)	1,247	125,825
Trade names	14,000	(2,733)	—	(14)	11,253	Indefinite
Total intangibles	$205,000	$(2,733)	$(66,422)	$1,233	$137,078

Year Ended December 31, 2019	Beginning Balance					Ending Balance
	Gross	Accumulated Impairment	Net Balance	Impairment	Currency Translation	Gross	Accumulated Impairment	Net Balance
(Dollars in thousands)
Goodwill	$291,434	$—	$291,434	$(99,505)	$(7,097)	$284,337	$(99,505)	$184,832

Amortization expense for these intangible assets was $25.4 million and $25.0 million for the years ended December 31, 2020 and 2019, respectively. The anticipated annual amortization expense for these intangible assets is $27.4 million for 2021, $24.3 million for 2022, $22.1 million for 2023 and 2024 and $10.9 million for 2025.

NOTE 10 - DEBT

A summary of long-term debt and the related weighted average interest rates is shown below:

	December 31, 2020 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$349,200	$(7,155)	$342,045	4.1%
6.00% Senior Notes	266,928	(4,425)	262,503	6.0%
European CapEx Loans	23,668	—	23,668	2.3%
Finance Leases	3,388	—	3,388	3.0%
	$643,184	$(11,580)	631,604
Less: Current portion			(6,112)
Long-term debt			$625,492

	December 31, 2019 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$371,800	$(10,192)	$361,608	5.7%
6.00% Senior Notes	243,074	(5,408)	237,666	6.0%
European CapEx Loan	12,693	—	12,693	2.2%
Finance Leases	3,068	—	3,068	2.9%
	$630,635	$(15,600)	615,035
Less: Current portion			(4,010)
Long-term debt			$611,025

(1)	Unamortized portion

Senior Notes

On June 15, 2017, Superior issued €250.0 million original principal amount of 6.00% Senior Notes due June 15, 2025 (the “Notes”). Interest on the Notes is payable semiannually, on June 15 and December 15. The Company may redeem the Notes, in whole or in part, on or after June 15, 2020 at redemption prices of 103.000 percent and 101.500 percent of the principal amount thereof if the redemption occurs during the 12-month period beginning June 15, 2020 or 2021, respectively, and a redemption price of 100 percent of the principal amount thereof on or after June 15, 2022, in each case plus accrued and unpaid interest to, but not including, the applicable redemption date. If we experience a change of control or sell certain assets, the Company may be required to offer to purchase the Notes from the holders. The Notes are senior unsecured obligations ranking equally in right of payment with all of its existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness. The Notes are effectively subordinated in right of payment to the existing and future secured indebtedness of the Company, including the Senior Secured Credit Facilities (as defined below), to the extent of the assets securing such indebtedness.

During the year ended December 31, 2019 the Company opportunistically purchased Notes on the open market with face value of $36.8 million (€33.0 million) for $32.3 million. The associated carrying value of the Notes, net of allocable debt issuance costs, was $35.9 million, resulting in a net gain of $3.7 million, which was included in other (expense) income, net.

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

The indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal, premium, if any, and interest, when due; (ii) failure for  60 days to comply with  any  obligations, covenants or agreements in the indenture after receipt of written notice from the Bank of New York Mellon, London Branch (“the Trustee”) or holders of at least 30 percent in principal amount of the then outstanding Notes of such failure (other than defaults referred to in the foregoing clause (i)); (iii) default under any mortgage, indenture or instrument for money borrowed by the Company or certain of its subsidiaries; (iv) a failure to pay certain judgments; and (v) certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Trustee or holders of at least 30 percent in principal amount of the then outstanding Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. These events of default are subject to several important qualifications, limitations and exceptions that are described in the indenture. At December 31, 2020, the Company was in compliance with all covenants under the indenture governing the Notes.

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

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) LIBOR for the relevant interest period, with a floor of 0.00 percent per annum, plus the applicable rate or (b) a base rate, with a floor of 0.00 percent, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the federal funds effective rate plus 0.50 percent and (3) LIBOR for an interest period of one month plus 1.00 percent, in each case, plus the applicable rate. The applicable rates for borrowings under the Revolving Credit Facility and commitment fees for unused commitments under the Revolving Credit Facility are based upon the First Lien Net Leverage Ratio effective for the preceding quarter with, LIBOR applicable rates ranging between 3.50 percent and 3.00 percent, currently 3.50 percent, base rate applicable rates between 2.50 percent and 2.00 percent, currently 2.50 percent, and commitment fees between 0.50 percent and 0.25 percent, currently 0.50 percent. Commitment fees are included in interest expense, net.

As of December 31, 2020, the Company had repaid $50.8 million under the Term Loan Facility resulting in a balance of $349.2 million. As of December 31, 2020, the Company had no outstanding borrowings under the Revolving Credit Facility, had outstanding letters of credit of $4.8 million and had available unused commitments under the Revolving Credit Facility of $155.2 million.

Guarantees and Collateral Security

Our obligations under the Credit Agreement are unconditionally guaranteed by the Subsidiary Guarantors, with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in adverse tax consequences. The guarantees of such obligations, will be secured, subject to permitted liens and other exceptions, by substantially all of Superior’s assets and the Subsidiary Guarantors’ assets, including but not limited to: (i) a perfected pledge of all of the capital stock issued by each of the Subsidiary Guarantors’ (subject to certain exceptions) and up to 65 percent of the capital stock issued by each direct wholly-owned foreign restricted subsidiary of the Company or any guarantor (subject to certain exceptions) and (ii) perfected security interests in and mortgages on substantially all tangible and intangible personal property and material fee-owned real property of the Company and the Subsidiary Guarantors (subject to certain exceptions and exclusions).

Covenants

The Credit Agreement contains a number of restrictive covenants that, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends, distributions or other restricted payments, or repurchase our capital stock, prepay, redeem, or repurchase any subordinated indebtedness, enter into agreements which limit our ability to incur liens on our assets or that restrict the ability of restricted subsidiaries to pay dividends or make other restricted payments to us, enter into certain transactions with our affiliates and, solely with respect to the Revolving Credit Facility, requires a Total Net Leverage Ratio (calculated as defined in the Credit Agreement) of not more than 4.5 to 1.0 as of each fiscal quarter-end when outstanding borrowings, together with undrawn letters of credit exceeding $20 million, under the Revolving Credit Facility exceed 35 percent of the $160 million commitment amount.

In addition, the Credit Agreement contains customary default provisions, representations and warranties and other covenants. The Credit Agreement also contains a provision permitting the Lenders to accelerate the repayment of all loans outstanding under the USD SSCF during an event of default. At December 31, 2020, the Company was in compliance with all covenants under the Credit Agreement.

European Debt

In connection with the acquisition of UNIWHEELS, AG in 2017, the Company assumed $70.7 million of outstanding debt, including a €30.0 million European Revolving Credit Facility (“EUR SSCF”). At December 31, 2020, a $10.7 million equipment loan remains outstanding which matures March 31, 2024, is collateralized by the financed equipment and guaranteed by Superior, and bears interest at a rate of 2.2 percent. Covenants under the loan agreement include a default provision for non-payment, as well as a material adverse change default provision pursuant to which the lender could accelerate the loan maturity. At December 31, 2020, the Company was in compliance with all covenants under the loan agreement.

During the second quarter of 2019, the Company amended its EUR SSCF, increasing the available borrowing limit from €30.0 million to €45.0 million and extending the term to May 22, 2022. On January 31, 2020, the available borrowing limit of the EUR SSCF was increased from €45.0 million to €60.0 million. All other terms of the EUR SSCF remained unchanged. At December 31, 2020, the Company had no borrowings outstanding, outstanding letters of credit of $0.5 million (€0.4 million) and available unused commitments under this facility of $73.3 million (€59.6 million). The EUR SSCF bears interest at Euribor (with a floor of zero) plus a margin (ranging from 1.55 percent to 3.0 percent based on the net debt leverage ratio of Superior Industries Europe AG and its wholly owned subsidiaries, collectively “Superior Europe AG”), currently 1.55 percent. The annual commitment fee for unused commitments (ranging from 0.50 percent to 1.05 percent based on the net debt leverage ratio of Superior Europe AG) is currently 0.50 percent per annum. In addition, a management fee is assessed equal to 0.07 percent of borrowings outstanding at each month end. The commitment and management fees are both included in interest expense, net. Superior Europe AG has pledged substantially all of its assets, including land and buildings, receivables, inventory, and other moveable assets (other than collateral associated with equipment loans) as collateral under the EUR SSCF.

The EUR SSCF is subject to a number of restrictive covenants that, among other things, restrict, subject to certain exceptions, the ability of  Superior Europe AG to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends or distributions, or repurchase Superior Europe AG’s capital stock, prepay, redeem, or repurchase any subordinated indebtedness, and enter into agreements which limit Superior Europe AG’s ability to incur liens on our assets. In addition, the EUR SSCF includes an annual pay down provision requiring outstanding balances to be repaid but not reborrowed for a period of three business days and a material adverse change default provision pursuant to which the lender could accelerate the loan maturity. At December 31, 2020, Superior Europe AG was in compliance with all covenants under the EUR SSCF.

During the fourth quarter of 2019, the Company entered into equipment loan agreements totaling $13.4 million (€12.0 million) which bear interest at 2.3 percent and mature on September 30, 2027. Interest and principal repayments are due quarterly. The loans are secured with liens on the financed equipment and are subject to covenants that, among other things, include a material adverse change default provision pursuant to which the lender could accelerate the loan maturity, as well as a provision that restricts the ability of Superior Europe AG to reduce its ownership interest in Superior Industries Production Germany GmbH, its wholly-owned subsidiary and the borrower under the loan. During the first quarter of 2020, the Company had drawn down on the equipment loans and the balance outstanding at December 31, 2020 was $13.0 million (€10.6 million). Quarterly installment payments of $0.6 million (€0.5 million) under the loan agreements will begin in June 2021. At December 31, 2020, the Company was in compliance with all covenants under the loans.

Debt maturities due in the next five years and thereafter are as follows:

Year Ended December 31,
(Dollars in thousands)
Debt Maturities	Amount
2021	$6,112
2022	6,575
2023	6,083
2024	352,422
2025	269,326
Thereafter	2,666
Total debt liabilities	$643,184

NOTE 11 - REDEEMABLE PREFERRED STOCK

During 2017, we issued 150,000 shares of Series A (140,202 shares) and Series B (9,798 shares) Perpetual Convertible Preferred Stock, par value $0.01 per share for $150.0 million. On August 30, 2017, the Series B shares were converted into Series A redeemable preferred stock, the “redeemable preferred stock” after approval by our shareholders. The redeemable preferred stock has an initial stated value of $1,000 per share, par value of $0.01 per share and liquidation preference over common stock.

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

We may mandate conversion of the redeemable preferred stock if the price of the common stock exceeds $84.49. The holder may redeem the shares upon the occurrence of any of the following events (referred to as a “redemption event”): a change in control, recapitalization, merger, sale of substantially all of the Company’s assets, liquidation or delisting of the Company’s common stock. In addition, the holder has the right, at its option, to unconditionally redeem the shares at any time after September 14, 2025 (the “redemption date”, which was originally May 23, 2024, but was corrected to September 14, 2025 in 2018 through modification of the Certificate of Designations governing the terms and conditions of the preferred stock). We may, at our option, redeem in whole at any time all of the shares of redeemable preferred stock outstanding. At redemption by either party, the redemption value will be the greater of two times the initial face value ($150.0 million) and any accrued unpaid dividends or dividends paid-in-kind, currently $300.0 million, or the product of the number of common shares into which the redeemable preferred stock could be converted (5.3 million shares currently) and the then current market price of the common stock. We have determined that the conversion option and the redemption option exercisable upon the occurrence of a “redemption event” which are embedded in the redeemable preferred stock must be accounted for separately from the redeemable preferred stock as a derivative liability. Since the redeemable preferred stock may be redeemed at the option of the holder, but is not mandatorily redeemable, the redeemable preferred stock was classified as mezzanine equity and initially recognized at fair value of $150.0 million (the proceeds on the date of issuance), less issuance costs of $3.7 million and $10.9 million assigned to the embedded derivative liability at date of issuance, resulting in an adjusted initial value of $135.5 million.

The difference between the redemption value of the redeemable preferred stock and the carrying value (the “premium”) is being accreted over the period from the date of issuance through September 14, 2025 using the effective interest method. The accretion is treated as a deemed dividend, recorded as a charge to retained earnings and deducted in computing earnings per share (analogous to the treatment for stated and participating dividends paid on the redeemable preferred shares). The cumulative premium accretion as of December 31, 2020 and 2019 was $43.9 million and $25.5 million, respectively, resulting in adjusted redeemable preferred stock balances of $179.4 million and $161.0 million, respectively.

NOTE 12 - EUROPEAN NON-CONTROLLING REDEEMABLE EQUITY

On May 30, 2017, the Company acquired 92.3 percent of the outstanding shares of UNIWHEELS, AG. Subsequently, the Company commenced a delisting and associated tender offer for the remaining shares. On January 17, 2018, the Company entered into a Domination and Profit and Loss Transfer agreement (“DPLTA”) retroactively effective as of January 1, 2018 pursuant to which we offered to purchase the remaining outstanding shares at €62.18 per share. This price may be subject to change based on appraisal proceedings initiated by the minority shareholders which have not yet been concluded. The Company must also pay an annual dividend of €3.23 as long as the DPLTA is in effect. For any shares tendered prior to the annual dividend payment, we must pay interest at a statutory rate, currently 4.12 percent, in place of the dividend. As a result of purchases pursuant to the tender offer and the DPLTA, the Company has increased its ownership to 99.9 percent as of December 31, 2020. In addition, the carrying value of the non-controlling interests must be adjusted to redemption value since they are currently redeemable. The following table summarizes the European non-controlling redeemable equity activity for the two year period ended December 31, 2020:

(Dollars in thousands)
Balance at December 31, 2018	$13,849
Dividends accrued	566
Dividends paid	(848)
Translation adjustment	(361)
Purchase of shares	(6,681)
Balance at December 31, 2019	6,525
Dividends accrued	205
Dividends paid	(46)
Translation adjustment	2
Purchase of shares	(5,020)
Balance at December 31, 2020	$1,666

NOTE 13 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss), after deducting redeemable preferred stock dividends and accretion and European non-controlling redeemable equity dividends, by the weighted average number of common shares outstanding. For purposes of calculating diluted earnings per share, the weighted average shares outstanding includes the dilutive effect of outstanding stock options and time and performance based restricted stock units under the treasury stock method. The redeemable preferred shares discussed in Note 11, “Redeemable Preferred Stock” have not been included in the calculation of diluted earnings per share because inclusion of such shares on an as converted basis would be anti-dilutive.

Year Ended December 31,	2020	2019
(Dollars in thousands, except per share amounts)
Basic Earnings Per Share:
Net loss	$(243,561)	$(96,460)
Less: Redeemable preferred stock dividends and accretion	(31,994)	(30,977)
Less: European non-controlling redeemable equity dividend	(205)	(566)
Basic numerator	$(275,760)	$(128,003)
Basic loss per share	$(10.81)	$(5.10)
Weighted average shares outstanding – Basic	25,498	25,099
Diluted Earnings Per Share:
Net loss	$(243,561)	$(96,460)
Less: Redeemable preferred stock dividends and accretion	(31,994)	(30,977)
Less: European non-controlling redeemable equity dividend	(205)	(566)
Diluted numerator	$(275,760)	$(128,003)
Diluted loss per share	$(10.81)	$(5.10)
Weighted average shares outstanding – Basic	25,498	25,099
Dilutive effect of common share equivalents	—	—
Weighted average shares outstanding – Diluted	25,498	25,099

NOTE 14 - INCOME TAXES

Income/(loss) before income taxes from domestic and international jurisdictions is comprised of the following:

Year Ended December 31,	2020	2019
(Dollars in thousands)
Income (loss) before income taxes:
Domestic	$(74,151)	$(60,170)
Foreign	(154,529)	(32,867)
	$(228,680)	$(93,037)

The benefit/(provision) for income taxes is comprised of the following:

Year Ended December 31,	2020	2019
(Dollars in thousands)
Current taxes
Federal	$1,970	$3,834
State	(29)	(146)
Foreign	(9,333)	(10,615)
Total current taxes	(7,392)	(6,927)
Deferred taxes
Federal	(4,756)	(3,174)
State	(3,622)	1,014
Foreign	889	5,664
Total deferred taxes	(7,489)	3,504
Income tax benefit (provision)	$(14,881)	$(3,423)

The following is a reconciliation of the U.S. federal tax rate to our effective income tax rate:

Year Ended December 31,	2020	2019
Statutory rate	21.0%	21.0%
State tax provisions, net of federal income tax benefit	0.6	2.7
Tax credits	(0.1)	6.6
Foreign income taxes at rates other than the statutory rate	10.9	17.7
Valuation allowance	(10.4)	(6.9)
Changes in tax liabilities, net	(0.2)	(0.3)
Share based compensation	(0.2)	(1.8)
Unremitted non-U.S. Earnings	(1.7)	—
US Tax on non-US income	0.8	(6.7)
Non taxable income	—	2.4
Impairment of Goodwill	(25.3)	(34.0)
Other	(1.9)	(4.4)
Effective income tax rate	(6.5)%	(3.7)%

Tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

Year Ended December 31,	2020	2019
(Dollars in thousands)
Deferred income tax assets:
Accrued liabilities	$3,688	$4,695
Hedging and foreign currency gains (losses)	3,323	2,386
Deferred compensation	8,473	8,018
Inventory reserves	5,114	4,609
Net loss carryforwards and credits	48,924	38,342
Interest carryforwards	14,972	19,632
Competent authority deferred tax assets and other foreign timing differences	4,465	3,954
Other	1,714	782
Total before valuation allowance	90,673	82,418
Valuation allowance	(46,490)	(22,879)
Net deferred income tax assets	44,183	59,539
Deferred income tax liabilities:
Intangibles, property, plant and equipment and other	(17,959)	(33,301)
Unremitted earnings	(4,468)	—
Deferred income tax liabilities	(22,427)	(33,301)
Net deferred income tax assets	$21,756	$26,238

The classification of our net deferred tax asset is shown below:

Year Ended December 31,	2020	2019
(Dollars in thousands)
Long-term deferred income tax assets	$30,860	$38,607
Long-term deferred income tax liabilities	(9,104)	(12,369)
Net deferred tax asset	$21,756	$26,238

The increase in the valuation allowance of $23.6 million to reduce the U.S. federal and state deferred tax assets is due to the assessment that the Company is not more likely than not to realize these deferred tax assets.

As of December 31, 2020, we have cumulative tax effected U.S. federal and Germany NOL carryforwards of $22.3 million that carryforward indefinitely and U.S. state NOL carryforwards of $11.5 million that expire in the years 2021 to 2041. Also, we have $17.7 million of tax credit carryforwards, primarily in Poland, which expire in the years 2021 to 2027.

The transition tax substantially eliminated the basis difference on foreign subsidiaries that existed previously for purposes of Accounting Standards Codification topic 740 (“ASC 740”).  However, there are limited other taxes that could continue to apply such as foreign withholding and certain state taxes. Provisions are made for income tax liabilities on the undistributed earnings of non-U.S. subsidiaries.

We account for our uncertain tax positions in accordance with U.S. GAAP. A reconciliation of the beginning and ending amounts of these tax benefits is as follows:

Year Ended December 31,	2020	2019
(Dollars in thousands)
Beginning balance	$30,368	$31,036
Increases (decreases) due to foreign currency translations	$2,265	(632)
Increases (decreases) as a result of positions taken during:
Prior periods	(1,147)	(36)
Current period	372	—
Expiration of applicable statutes of limitation	—	—
Ending balance (1)	$31,858	$30,368

Our policy regarding interest and penalties related to uncertain tax positions is to record interest and penalties as an element of income tax expense. At the end of 2020 and 2019, the Company had liabilities of $4.7 million and $3.9 million of potential interest and penalties associated with uncertain tax positions.  Included in the unrecognized tax benefits is $4.5 million that, if recognized, would favorably affect our annual effective tax rate. Within the next twelve-month period we expect no decrease in unrecognized tax benefits.

Income tax returns are filed in multiple jurisdictions and are subject to examination by tax authorities in various jurisdictions where the Company operates. The Company has open tax years from 2014 to 2019 with various significant tax jurisdictions, including ongoing tax audits in the U.S. for 2015 to 2018 and Germany for 2017 and 2018.

NOTE 15 - LEASES

The Company determines whether an arrangement is or contains a lease at the inception of the arrangement. Operating leases are accounted for in other non-current assets, accrued expenses and other non-current liabilities in our consolidated balance sheets. Finance leases are included in property, plant and equipment, net, short-term debt and long-term debt (less current portion) in our consolidated balance sheets.

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

The Company has operating and finance leases for office facilities, a data center and certain equipment. The remaining terms of our leases range from over one year to nine years. Certain leases include options to extend the lease term for up to ten years, as well as options to terminate both of which have been excluded from the term of the lease since exercise of these options is not reasonably certain.

Lease expense, cash flow, operating and finance lease assets and liabilities, average lease term and average discount rate are as follows:

Year Ended December 31,	2020	2019
(Dollars in thousands)
Lease Expense
Finance lease expense:
Amortization of right-of-use assets	$1,219	$1,691
Interest on lease liabilities	85	83
Operating lease expense	3,388	3,509
Total lease expense	$4,692	$5,283

Cash Flow Components
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$85	$83
Operating cash outflows from operating leases	3,621	3,463
Financing cash outflows from finance leases	960	1,230
Right-of-use assets obtained in exchange for finance lease liabilities, net of terminations and disposals	879	2,573
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations and disposals	657	18,961

Year Ended December 31,	2020	2019
(Dollars in thousands, except lease term and discount rate)
Balance Sheet Information
Operating leases:
Other non-current assets	$13,598	$15,201
Accrued liabilities	$(2,868)	$(2,949)
Other non-current liabilities	(11,513)	(13,282)
Total operating lease liabilities	$(14,381)	$(16,231)

Finance leases:
Property, plant and equipment gross	$5,735	$4,821
Accumulated depreciation	(3,319)	(2,118)
Property, plant and equipment, net	$2,416	$2,703
Current portion of long-term debt	$(1,113)	$(1,023)
Long-term debt (less current portion)	(2,275)	(2,045)
Total finance lease liabilities	$(3,388)	$(3,068)

Lease Term and Discount Rates
Weighted-average remaining lease term - finance leases (years)	3.9	4.1
Weighted-average remaining lease term - operating leases (years)	6.1	6.4
Weighted-average discount rate - finance leases	3.0%	2.9%
Weighted-average discount rate - operating leases	3.8%	3.9%

Summarized future minimum payments under our leases are as follows:

Year Ended December 31,	Amount
(Dollars in thousands)
Lease Maturities	Finance Leases	Operating Leases
2021	$1,186	$2,879
2022	1,080	2,870
2023	568	2,499
2024	160	2,279
2025	152	2,229
Thereafter	425	3,163
Total	3,571	15,919
Less: Imputed interest	(183)	(1,538)
Total lease liabilities, net of interest	$3,388	$14,381

NOTE 16 - RETIREMENT PLANS

We have an unfunded salary continuation plan covering certain directors, officers, and other key members of management. Subject to certain vesting requirements, the plan provides for a benefit based on final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. The plan was closed to new participants effective February 3, 2011.

The following table summarizes the changes in plan assets and plan benefit obligations.

Year Ended December 31,	2020	2019
(Dollars in thousands)
Change in benefit obligation
Beginning benefit obligation	$31,001	$26,953
Interest cost	1,005	1,144
Actuarial loss	2,164	4,295
Benefit payments	(1,530)	(1,391)
Ending benefit obligation	$32,640	$31,001

The actuarial losses in 2020 and 2019 were primarily due to the decrease in discount rate.

Year Ended December 31,	2020	2019
(Dollars in thousands)
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	1,475	1,391
Benefit payments	(1,475)	(1,391)
Fair value of plan assets at end of year	$—	$—
Funded status	$(32,640)	$(31,001)
Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	$(1,447)	$(1,478)
Other non-current liabilities	(31,193)	(29,523)
Net amount recognized	$(32,640)	$(31,001)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$10,760	$8,940
Prior service cost	(1)	(1)
Net amount recognized, before tax effect	$10,759	$8,939
Weighted average assumptions used to determine benefit obligations:
Discount rate	2.6%	3.3%
Rate of compensation increase	3.0%	3.0%

Components of net periodic pension cost are described in the following table:

Year Ended December 31,	2020	2019
(Dollars in thousands)
Components of net periodic pension cost:
Interest cost	$1,005	$1,144
Amortization of actuarial loss	288	209
Net periodic pension cost	$1,293	$1,353
Weighted average assumptions used to determine net periodic pension cost:
Discount rate	3.3%	4.4%
Rate of compensation increase	3.0%	3.0%

Benefit payments during the next ten years, which reflect applicable future service, are as follows:

Year Ended December 31,	Amount
(Dollars in thousands)
2021	$1,465
2022	1,510
2023	1,492
2024	1,533
2025	1,739
Years 2026 to 2030	8,815

The following is an estimate of the components of net periodic pension cost in 2021:

Estimated Year Ended December 31,	2021
(Dollars in thousands)
Interest cost	$823
Amortization of actuarial loss	387
Estimated 2021 net periodic pension cost	$1,210

Other Retirement Plans

We also contribute to employee retirement savings plans in the U.S. and Mexico that cover substantially all of our employees in those countries. The employer contribution totaled $1.3 million and $1.5 million for the years ended December 31, 2020 and 2019, respectively.

NOTE 17 - ACCRUED EXPENSES

Year Ended December 31,	2020	2019
(Dollars in thousands)
Payroll and related benefits	$26,930	$25,048
Taxes, other than income taxes	14,502	12,096
Current portion of derivative liability	8,350	4,357
Deferred tooling revenue	8,249	5,880
Short-term operating lease liability	2,868	2,949
Dividends and interest	1,453	1,247
Current portion of executive retirement liabilities	1,447	1,478
Professional fees	1,102	2,216
Other	6,178	5,574
Accrued liabilities	$71,079	$60,845

NOTE 18 - STOCK-BASED COMPENSATION

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “Plan”) was approved by stockholders in May 2018 and amended and restated the 2008 Equity Incentive Plan. The Plan authorizes us to issue up to 4.35 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants. At December 31, 2020, there were 0.2 million shares available for future grants under this Plan. No more than 1.2 million shares may be used under the Plan as “full value” awards, which include restricted stock and performance stock units. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

Under the terms of the Plan, each year eligible participants are granted time value restricted stock units (“RSUs”), vesting ratably over a three-year time period, and performance restricted stock units (“PSUs”), with a three-year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the Company’s common stock, with accrued dividends.

Other Award

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

Restricted stock unit and restricted performance stock unit activity for the year ended December 31, 2020 is summarized in the following table:

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price
Balance at December 31, 2019	1,047,256	$5.39	1,548,793	$7.17	50,250	$18.86
Granted	763,674	2.64	1,207,351	2.95	—	—
Settled	(401,723)	6.14	(245,713)	5.05	—	—
Forfeited or expired	(195,540)	4.27	(334,141)	7.44	(26,250)	17.46
Balance at December 31, 2020	1,213,667	$3.59	2,176,290	$4.88	24,000	$20.39

Vested or expected to vest at December 31, 2020	1,118,978	$3.59	430,624	$6.99	24,000	$20.39

Stock-based compensation expense was $2.4 million and $5.7 million for the years ended December 31, 2020 and 2019, respectively. Unrecognized stock-based compensation expense related to non-vested awards of $3.3 million is expected to be recognized over a weighted average period of approximately 1.5 years.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

When market conditions warrant, we may enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. Prices under our aluminum contracts are based on a market index, the London Mercantile Exchange (LME), and regional premiums for processing, transportation and alloy components which are generally adjusted quarterly for purchases in the ensuing quarter. Changes in aluminum prices are generally passed through to our OEM customers and adjusted on a quarterly basis. Certain of our purchase agreements include volume commitments, however any excess commitments are generally negotiated with suppliers and those which have occurred in the past have been carried over to future periods.

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
NOTE 20 - RECEIVABLES FACTORING

The Company sells certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash provided by operating activities. These factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes. During the years ended December 31, 2020 and 2019, the Company sold trade receivables totaling $522.5 million and $334.1 million, respectively, and incurred factoring fees of $1.4 million and $1.0 million, respectively, which are included in other (expense) income, net. Receivables factored under these arrangements as of December 31, 2020 and 2019 were $96.6 million and $49.6 million, respectively. The collective limit under our factoring arrangements was $132.0 million as of December 31, 2020. This limit has decreased to $122.0 million as of January 1, 2021 as $10.0 million of the increase in the factoring limit for North America was temporary. The collective limit under our factoring arrangements was $117.3 million as of December 31, 2019.

NOTE 21- RESTRUCTURING

During the quarter ended June 30, 2020, the Company discontinued the manufacture and sale of high-performance aftermarket wheels for the automotive racing market segment. The Company incurred a total non-cash charge of $3.4 million, including $2.8 million recorded in cost of sales, comprised of $1.3 million relating to write-downs of certain after-market inventory to salvage value, $1.0 million of employee severance costs, $0.5 million in contract terminations and other costs, as well as a $0.6 million non-cash charge recorded in selling, general and administrative expense related to non-production employee severance costs. During the six-month period ended December 31, 2020, we recognized an additional $0.7 million of severance costs, including charges to cost of sales of $0.4 million and selling, general and administrative expenses of $0.3 million. As of December 31, 2020, $1.1 million of the restructuring severance accrual remains.

During the third quarter of 2019, the Company initiated a plan to significantly reduce production and manufacturing operations at its Fayetteville, Arkansas location. As a result, the Company recognized a non-cash charge of $13.0 million in cost of sales, comprised of (1) $7.6 million of accelerated depreciation for excess equipment, (2) $3.2 million relating to the write-down of certain supplies inventory to net salvage value, (3) $1.6 million of employee severance and (4) $0.6 million of accelerated amortization of right of use assets under operating leases. In addition, relocation costs for redeployment of machinery and equipment of $1.8 million were recognized in the fourth quarter of 2019.  During 2020, we recognized additional relocation costs for redeployment of machinery and equipment of $2.9 million and additional other costs of $0.4 million, both as charges to cost of sales. As of December 31, 2020, $0.3 million of the restructuring severance accrual remains.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020 our disclosure controls and procedures were effective.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based upon criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2020 based on the criteria in the 2013 Internal Control - Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth herein, the information required by this Item is incorporated herein by reference to our 2021 Proxy Statement.

Executive Officers - The names of corporate executive officers as of fiscal year end who are not also Directors are listed at the end of Part I of this Annual Report. Information regarding executive officers who are Directors is contained in our 2021 Proxy Statement under the caption “Proposal No. 1 - Election of Directors.” Such information is incorporated herein by reference. All executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors. For a description of the Chief Executive Officer’s employment agreement, see “Executive Compensation and Related Information - Narrative Disclosure Regarding Compensation” in our 2021 Proxy Statement, which is incorporated herein by reference.

Code of Ethics - Included on our website, www.supind.com, under “Investor Relations,” is our Code of Conduct, which, among others, applies to our CEO, Chief Financial Officer and Chief Accounting Officer. Copies of our Code of Conduct are available, without charge, from Superior Industries International, Inc., Shareholder Relations, 26600 Telegraph Road, Suite 400, Southfield, Michigan 48033.

ITEM 11 - EXECUTIVE COMPENSATION

Information relating to Executive Compensation is set forth under the captions “Compensation of Directors” and “Executive Compensation and Related Information - Narrative Disclosure Regarding Compensation” in our 2021 Proxy Statement, which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is set forth under the caption “Voting Securities and Principal Ownership” in our 2021 Proxy Statement. Also see Note 18, “Stock-Based Compensation” in the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information related to Certain Relationships and Related Transactions is set forth under the caption, “Certain Relationships and Related Transactions,” in our 2021 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information related to Principal Accountant Fees and Services is set forth under the caption “Proposal No. 5 - Ratification of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services” in our 2021 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:
1.	Financial Statements: See the “Index to the Consolidated Financial Statements and Financial Statement Schedule” in Item 8 of this Annual Report.
2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2020 and 2019

3.	Exhibits

2.1

Undertaking Agreement, dated as of March 23, 2017, between Superior Industries International, Inc. and Uniwheels Holding (Malta) Ltd. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed March  24, 2017).

2.2

Combination Agreement, dated March 23, 2017, between Superior Industries International, Inc. and UNIWHEELS, AG (Incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed March 24, 2017).

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

4.3

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.1	Registrant’s Salary Continuation Plan Amended and Restated as of August 19, 2011 **

10.2	2008 Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2008).*

10.3	2008 Equity Incentive Plan Notice of Stock Option Grant and Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Form S-8 filed November 10, 2008. Registration No. 333-155258).*

10.4

Form of Notice of Grant and Restricted Stock Agreement pursuant to Registrant’s 2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 20, 2010).*

10.5

Superior Industries International, Inc. Executive Change in Control Severance Plan, as Amended and Restated as of March 30, 2012 (Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.6	Amended and Restated 2008 Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 23, 2013).*

10.7

Form of Restricted Stock Unit Agreement under the Superior Industries International, Inc. Amended and Restated 2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.8

Form of Performance Based Restricted Stock Unit Agreement under the Superior Industries International, Inc. Amended and Restated 2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.9

Form of Non-Employee Director Restricted Stock Unit Agreement under the Superior Industries International, Inc. Amended and Restated 2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2016).*

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

10.14	Superior Industries International, Inc. 2019 Inducement Grant Plan (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on August 8, 2019).*

10.15

Indemnification Agreement, dated March 23, 2017, between Superior Industries International, Inc. and Uniwheels Holding (Malta) Ltd. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 24, 2017).

10.16

Investment Agreement, dated March 22, 2017, between Superior Industries International, Inc., and TPG Growth III Sidewall, L.P. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed March 24, 2017).

10.17

Investor Rights Agreement, dated as of May 22, 2017, by and between Superior Industries International, Inc. and TPG Growth III Sidewall, L.P. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 26, 2017).

10.18

Nomination Withdrawal Agreement, dated May 5, 2020, by and between Superior Industries International, Inc. and D.C. Capital Partners, L.P. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 7, 2020).

10.19

English Translation of the Domination and Profit Transfer Agreement between Superior Industries International Germany AG and UNIWHEELS, AG, dated December 5, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 11, 2017).

10.20

Credit Agreement, dated March 22, 2017, among Superior Industries International, Inc., Citibank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed March 24, 2017).***

10.21

First Amendment to Credit Agreement, dated May 23, 2017, among Superior Industries International, Inc., the subsidiaries of Superior identified therein, Citibank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 20, 2017).

10.22

Second Amendment to Credit Agreement, dated May 31, 2017, among Superior Industries International, Inc., the subsidiaries of Superior identified therein, Citibank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed June 20, 2017).

10.23

Third Amendment to Credit Agreement, dated June 15, 2017, among Superior Industries International, Inc., the subsidiaries of Superior identified therein, Citibank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed June 20, 2017).

10.24

Fourth Amendment to Credit Agreement, dated June 29, 2018, among Superior Industries International, Inc., the subsidiaries of Superior identified therein, Citibank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 29, 2018).

10.25

Executive Employment Agreement, dated March 28, 2019, between Superior Industries International, Inc. and Majdi B. Abulaban, including forms of award agreements to be granted under the Inducement Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K  filed April 1, 2019).*

10.26

Amendment Agreement, dated April 6, 2020, to Executive Employment Agreement, dated March 28, 2019, between Superior Industries International, Inc. and Majdi B. Abulaban, including forms of award agreements to be granted under the Inducement Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.27

Retention Letter Agreement, dated August 25, 2020, between Superior Industries International, Inc. and Majdi B. Abulaban (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 27, 2020).*, ****

10.28

Offer Letter of Employment, dated July 28, 2017 between Superior Industries International, Inc. and Joanne Finnorn (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).*

10.29

Retention Award Letter, dated August 8, 2019, between Joanne Finnorn and Superior Industries International, Inc. (Incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.30

Offer Letter of Employment, dated September 17, 2019, between Superior Industries International, Inc. and Kevin Burke (Incorporated by reference to Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.31

Retention Letter Agreement, dated August 25, 2020, between Superior Industries International, Inc. and Kevin Burke (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed August 27, 2020).*

10.32

Management Board Member Service Contract, dated September 26, 2019, between Superior Industries Europe AG and Andreas Meyer (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).*

10.33

Amendment Agreement, dated October 30, 2019, to the Management Board Member Service Contract, dated September 26, 2019, between Superior Industries Europe AG and Andreas Meyer (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).*

10.34	Retention Letter Agreement, dated September 10, 2020, between Superior Industries International, Inc. and Andreas Meyer*,**

10.35

Retention Award Letter, dated December 13, 2019, between Parveen Kakar and Superior Industries International, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed December 16, 2019).*

10.36

Offer Letter of Employment, dated August 17, 2020 between Superior Industries International, Inc. and Timothy Trenary (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 27, 2020).*

10.37

Offer Letter of Employment, dated December 15, 2020 between Superior Industries International, Inc. and Michael Dorah (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 18, 2020).*

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

101.INS	XBRL Instance Document.*****

101.SCH	XBRL Taxonomy Extension Schema Document.*****

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*****

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*****

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*****

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.

*** Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

**** Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

*****	Submitted electronically with the report.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

(Dollars in thousands)

		Additions
	Balance at Beginning of Year	Charge to Costs and Expenses	Other	Deductions From Reserves	Balance at End of Year
2020
Allowance for doubtful accounts receivable	$2,867	$253	$—	$(2,257)	$863
Valuation allowances for deferred tax assets	$22,879	$22,146	$1,465	$—	$46,490

2019
Allowance for doubtful accounts receivable	$4,298	$919	$56	$(2,406)	$2,867
Valuation allowances for deferred tax assets	$16,576	$6,822	$—	$(519)	$22,879

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

ITEM 16- FORM 10-K SUMMARY

None.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

By	/s/ Majdi B. Abulaban	March 5, 2021
Majdi B. Abulaban
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Majdi B. Abulaban and C. Timothy Trenary as his or her true and lawful attorneys-in-fact (with full power to each of them to act alone), with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with the exhibits thereto, and other documents in connection herewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the foregoing as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Majdi B. Abulaban Majdi B. Abulaban	President and Chief Executive Officer (Principal Executive Officer)	March 5, 2021

/s/ C. Timothy Trenary C. Timothy Trenary	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2021

/s/ Michael J. Hatzfeld Jr. Michael J. Hatzfeld Jr.	Vice President of Finance and Corporate Controller (Principal Accounting Officer)	March 5, 2021

/s/ Raynard D. Benvenuti Raynard D. Benvenuti	Director	March 5, 2021

/s/ Michael R. Bruynesteyn Michael R. Bruynesteyn	Director	March 5, 2021

/s/ Richard J. Giromini Richard J. Giromini	Director	March 5, 2021

/s/ Paul J. Humphries Paul J. Humphries	Director	March 5, 2021

/s/ Ransom A. Langford Ransom A. Langford	Director	March 5, 2021

/s/ James S. McElya James S. McElya	Director	March 5, 2021

/s/ Timothy C. McQuay Timothy C. McQuay	Director	March 5, 2021

/s/ Ellen B. Richstone Ellen B. Richstone	Director	March 5, 2021

/s/ Francisco S. Uranga Francisco S. Uranga	Director	March 5, 2021