Form 10-Q
period 2021-03-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2021-05-05
CIK 95552

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Number of shares of common stock outstanding as of April 29, 2021: 25,947,462

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
NET SALES	$358,196	$301,112
Cost of sales	315,156	277,951
GROSS PROFIT	43,040	23,161
Selling, general and administrative expenses	17,321	12,535
Impairment of goodwill and indefinite-lived intangibles	—	193,641
INCOME (LOSS) FROM OPERATIONS	25,719	(183,015)
Interest expense, net	(10,273)	(11,850)
Other (expense) income, net	(1,514)	1,323
INCOME (LOSS) BEFORE INCOME TAXES	13,932	(193,542)
Income tax (provision) benefit	(810)	3,460
NET INCOME (LOSS)	$13,122	$(190,082)
EARNINGS (LOSS) PER SHARE – BASIC	$0.19	$(7.84)
EARNINGS (LOSS) PER SHARE – DILUTED	$0.18	$(7.84)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net income (loss)	$13,122	$(190,082)
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(15,678)	(35,533)
Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	(9,140)	(58,426)
Tax benefit	678	13,129
Change in unrecognized losses on derivative instruments, net of tax	(8,462)	(45,297)
Defined benefit pension plan:
Actuarial gains on pension obligation, net of amortization	97	72
Tax provision	(21)	(17)
Pension changes, net of tax	76	55
Other comprehensive loss, net of tax	(24,064)	(80,775)
Comprehensive loss	$(10,942)	$(270,857)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$153,848	$152,423
Accounts receivable, net	83,569	48,995
Inventories, net	164,695	154,980
Income taxes receivable	5,322	4,957
Other current assets	21,567	22,301
Total current assets	429,001	383,656
Property, plant and equipment, net	496,659	522,124
Deferred income tax assets, net	30,017	30,860
Goodwill	—	—
Intangibles, net	99,041	110,796
Other non-current assets	55,072	61,889
Total assets	$1,109,790	$1,109,325
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$168,351	$151,839
Short-term debt	6,516	6,112
Accrued expenses	80,053	71,079
Income taxes payable	2,841	2,107
Total current liabilities	257,761	231,137
Long-term debt (less current portion)	613,140	625,492
Non-current income tax liabilities	7,972	7,635
Deferred income tax liabilities, net	5,582	9,104
Other non-current liabilities	79,698	76,426
Commitments and contingent liabilities (Note 17)	—	—
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized - 1,000,000 shares
Issued and outstanding – 150,000 shares outstanding at March 31, 2021 and December 31, 2020	184,308	179,387
European non-controlling redeemable equity	1,591	1,666
Shareholders’ equity (deficit):
Common stock, $0.01 par value
Authorized - 100,000,000 shares
Issued and outstanding – 25,947,462 and 25,591,930 shares at March 31, 2021 and December 31, 2020	95,752	95,247
Accumulated other comprehensive loss	(123,510)	(99,446)
Retained earnings	(12,504)	(17,323)
Total shareholders’ equity (deficit)	(40,262)	(21,522)
Total liabilities, mezzanine equity and shareholders’ equity (deficit)	$1,109,790	$1,109,325

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,122	$(190,082)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,361	24,392
Income tax, non-cash changes	(2,818)	(5,849)
Impairment of goodwill and indefinite-lived intangibles	—	193,641
Stock-based compensation	1,847	(653)
Amortization of debt issuance costs	870	1,385
Other non-cash items	(4,528)	(3,600)
Changes in operating assets and liabilities:
Accounts receivable	(36,981)	(423)
Inventories	(14,702)	(5,209)
Other assets and liabilities	13,875	2,897
Accounts payable	21,328	16,904
Income taxes	779	(2,090)
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,153	31,313
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(10,479)	(13,865)
NET CASH USED IN INVESTING ACTIVITIES	(10,479)	(13,865)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,658	11,690
Repayments of debt	(830)	(22,600)
Proceeds from borrowings on revolving credit facility	—	213,825
Repayments of borrowings on revolving credit facility	—	(5,992)
Cash dividends paid	(3,368)	(3,392)
Purchase of non-controlling redeemable shares	(9)	(4,190)
Payments related to tax withholdings for stock-based compensation	(1,342)	—
Finance lease payments	(288)	(292)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,179)	189,049
Effect of exchange rate changes on cash	(2,070)	(2,261)
Net increase in cash and cash equivalents	1,425	204,236
Cash and cash equivalents at the beginning of the period	152,423	77,927
Cash and cash equivalents at the end of the period	$153,848	$282,163

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

(Unaudited)

For the three months ended March 31, 2020
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2019	25,128,158	$93,331	$9,951	$(5,571)	$(104,458)	$258,437	$251,690
Net loss	—	—	—	—	—	(190,082)	(190,082)
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	(45,297)	—	—	—	(45,297)
Change in defined benefit plans, net of taxes	—	—	—	55	—	—	55
Net foreign currency translation adjustment	—	—	—	—	(35,533)	—	(35,533)
Common stock issued, net of shares withheld for employee taxes	346,319	—	—	—	—	—	—
Stock-based compensation	—	(653)	—	—	—	—	(653)
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(7,850)	(7,850)
European non-controlling redeemable equity dividend	—	—	—	—	—	(20)	(20)
BALANCE AT MARCH 31, 2020	25,474,477	$92,678	$(35,346)	$(5,516)	$(139,991)	$60,485	$(27,690)

For the three months ended March 31, 2021
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2020	25,591,930	$95,247	$(1,738)	$(7,447)	$(90,261)	$(17,323)	$(21,522)
Net income	—	—	—	—	—	13,122	13,122
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	(8,462)	—	—	—	(8,462)
Change in defined benefit plans, net of taxes	—	—	—	76	—	—	76
Net foreign currency translation adjustment	—	—	—	—	(15,678)	—	(15,678)
Common stock issued, net of shares withheld for employee taxes	355,532	—	—	—	—	—	—
Stock-based compensation	—	505	—	—	—	—	505
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(8,290)	(8,290)
European non-controlling redeemable equity dividend	—	—	—	—	—	(13)	(13)
BALANCE AT MARCH 31, 2021	25,947,462	$95,752	$(10,200)	$(7,371)	$(105,939)	$(12,504)	$(40,262)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

Superior Industries International, Inc.’s (referred herein as the “Company,” “Superior,” or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. We employ approximately 7,600 full-time employees, operating in eight manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and we believe we are the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels accounted for approximately 93 percent of our sales in the first three months of 2021 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Daimler AG Company (Mercedes-Benz, AMG, Smart), Ford, GM, Honda, Jaguar-Land Rover, Mazda, Nissan, PSA, Renault, Subaru, Stellantis, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We also sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs. We have determined that our North American and European operations should be treated as separate reportable segments as further described in Note 5, “Business Segments.”

Presentation of Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements, in our opinion, include all adjustments, of a normal and recurring nature, which are necessary for fair presentation of (i) the condensed consolidated statements of income (loss) for the three-month periods ended March 31, 2021 and March 31, 2020, (ii) the condensed consolidated statements of comprehensive income (loss) for the three-month periods ended March 31, 2021 and March 31, 2020, (iii) the condensed consolidated balance sheets at March 31, 2021 and December 31, 2020, (iv) the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2021 and March 31, 2020, and (v) the condensed consolidated statements of shareholders’ equity (deficit) for the three-month periods ended March 31, 2021 and March 31, 2020. This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto filed with the SEC in our 2020 Annual Report on Form 10-K.

Interim financial reporting standards require us to make estimates that are based on assumptions regarding the outcome of future events and circumstances not known at that time. Inevitably, some assumptions will not materialize, unanticipated events or circumstances may occur which vary from those estimates and such variations may significantly affect our future results. Additionally, interim results may not be indicative of our results for future interim periods or our annual results.

Certain prior year amounts have been reclassified to conform with the current year presentation.

Cash Paid for Interest and Taxes and Non-Cash Investing Activities

Cash paid for interest was $5.2 million and $6.0 million for the three months ended March 31, 2021 and March 31, 2020, respectively. Net cash income taxes paid was $2.8 million and $4.4 million for the three months ended March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021 and March 31, 2020, $4.3 million and $4.1 million, respectively, of equipment had been purchased but not yet paid and was included in accounts payable in our condensed consolidated balance sheets.

Accounting Standards Issued but Not Yet Adopted

Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires entities to use a new impairment model based on current expected credit losses (“CECL”) rather than incurred losses. Under CECL, estimated credit losses would incorporate relevant information about past events, current conditions and reasonable and supportable forecasts and any expected credit losses would be recognized at the time of sale. As a smaller reporting company (as defined under SEC regulations), the Company is not required to adopt the standard until fiscal years beginning after December 31, 2022. We are evaluating the impact this standard will have on our financial statements and disclosures.

NOTE 2 – REVENUE

The Company disaggregates revenue from contracts with customers into our reportable segments, North America and Europe. Revenues by segment for the three-month periods ended March 31, 2021 and March 31, 2020, respectively, are summarized in Note 5, “Business Segments.”

The opening and closing balances of the Company’s customer receivables and current and long-term contract liabilities balances are as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020	Change
Customer receivables	$75,518	$40,785	$34,733
Contract liabilities—current	7,983	8,249	(266)
Contract liabilities—noncurrent	12,165	13,106	(941)

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

The following tables categorize items measured at fair value as of March 31, 2021 and December 31, 2020:

		Fair Value Measurement at Reporting Date Using
March 31, 2021		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$6,323	$—	$6,323	$—
Total	$6,323	$—	$6,323	$—
Liabilities			.
Derivative contracts	$23,443	$—	$23,443	$—
Total	$23,443	$—	$23,443	$—

		Fair Value Measurement at Reporting Date Using
December 31, 2020		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$10,218	$—	$10,218	$—
Total	$10,218	$—	$10,218	$—
Liabilities
Derivative contracts	$15,259	$—	$15,259	$—
Total	$15,259	$—	$15,259	$—

Debt Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these instruments (Level 2). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below:

	March 31, 2021	December 31, 2020
(Dollars in thousands)
Estimated aggregate fair value	$628,761	$624,207
Aggregate carrying value (1)	630,366	643,184

(1)	Total debt excluding the impact of unamortized debt issuance costs.

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

We use derivatives to partially offset our exposure to foreign currency, interest rate, aluminum and other commodity price risks. We may enter into forward contracts, option contracts, swaps, collars or other derivative instruments to offset some of the risk on expected future cash flows and on certain existing assets and liabilities. However, we may choose not to hedge certain exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset the full financial impact resulting from movements in foreign currency exchange rates, interest rates, and aluminum or other commodity prices.

To help mitigate gross margin fluctuations due to changes in foreign currency exchange rates, certain of our subsidiaries, whose functional currency is the U.S. dollar or the Euro, hedge a portion of their forecasted foreign currency costs denominated in the Mexican Peso and Polish Zloty, respectively. We may hedge portions of our forecasted foreign currency exposure up to 48 months.

We record all derivatives in the condensed consolidated balance sheets at fair value. Our accounting treatment for these instruments is based on the hedge designation. Gains or losses on derivatives that are designated as hedging instruments are recorded in accumulated other comprehensive income (loss) (“AOCI”) until the hedged item is recognized in earnings, at which point accumulated gains or losses will be recognized in earnings and classified with the underlying hedged transaction. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item to which the derivative relates. The Company has derivatives that are designated as hedging instruments, as well as derivatives that do not qualify for designation as hedging instruments.

The following tables display the fair value of derivatives by balance sheet line item at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$537	$3,383	$5,484	$7,504
Foreign exchange forward contracts not designated as hedging instruments	639	—	2,713	—
Aluminum forward contracts designated as hedging instruments	603	—	—	—
Natural gas forward contracts designated as hedging instruments	930	231	1	17
Interest rate swap contracts designated as hedging instruments	—	—	4,732	2,992
Total derivative financial instruments	$2,709	$3,614	$12,930	$10,513

	December 31, 2020
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$1,218	$6,531	$3,435	$2,645
Foreign exchange forward contracts not designated as hedging instruments	1,167	—	122	—
Aluminum forward contracts designated as hedging instruments	262	—	—	—
Natural gas forward contracts designated as hedging instruments	816	224	22	70
Interest rate swap contracts designated as hedging instruments	—	—	4,771	4,194
Total derivative financial instruments	$3,463	$6,755	$8,350	$6,909

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	March 31, 2021		December 31, 2020
	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$467,197	$(9,068)	$421,253	$1,669
Foreign exchange forward contracts not designated as hedging instruments	75,726	(2,074)	71,217	1,045
Aluminum forward contracts designated as hedging instruments	7,517	603	4,068	262
Natural gas forward contracts designated as hedging instruments	4,871	1,143	5,523	948
Interest rate swap contracts designated as hedging instruments	200,000	(7,724)	200,000	(8,965)
Total derivative financial instruments	$755,311	$(17,120)	$702,061	$(5,041)

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

The following tables summarize the gain or loss recognized in AOCI, the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the three months ended March 31, 2021 and 2020:

Three Months Ended March 31, 2021	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$(8,462)	$(439)	$(2,904)
Total	$(8,462)	$(439)	$(2,904)

Three Months Ended March 31, 2020	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$(45,297)	$(1,114)	$(5,439)
Total	$(45,297)	$(1,114)	$(5,439)

NOTE 5 - BUSINESS SEGMENTS

The North American and European businesses represent separate operating segments in view of significantly different markets, customers and products in each of these regions. Within each of these regions, markets, customers, products and production processes are similar. Moreover, our business within each region generally leverages common systems, processes and infrastructure. Accordingly, North America and Europe comprise the Company’s reportable segments.

(Dollars in thousands)	Net Sales		Income from Operations
Three months ended	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
North America	$191,971	$155,551	$17,841	$6,109
Europe	166,225	145,561	7,878	(189,124)
	$358,196	$301,112	$25,719	$(183,015)

(Dollars in thousands)	Depreciation and Amortization		Capital Expenditures
Three months ended	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
North America	$9,221	$8,805	$4,660	$6,560
Europe	16,140	15,587	5,819	7,305
	$25,361	$24,392	$10,479	$13,865

(Dollars in thousands)	Property, Plant and Equipment, net		Intangible Assets
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
North America	$210,688	$220,145	$—	$—
Europe	285,971	301,979	99,041	110,796
	$496,659	$522,124	$99,041	$110,796

(Dollars in thousands)	Total Assets
	March 31, 2021	December 31, 2020
North America	$495,035	$479,873
Europe	614,755	629,452
	$1,109,790	$1,109,325

Geographic information

Net sales and long-lived assets by location are as follows:

(Dollars in thousands)	Net Sales
Three months ended	March 31, 2021	March 31, 2020
U.S.	$1,270	$16,177
Mexico	190,701	139,374
Germany	60,887	50,038
Poland	105,338	95,523
Consolidated net sales	$358,196	$301,112

(Dollars in thousands)	Property, Plant and Equipment, net
	March 31, 2021	December 31, 2020
U.S.	$2,894	$7,324
Mexico	207,794	212,821
Germany	79,611	82,162
Poland	206,360	219,817
Property, plant and equipment, net	$496,659	$522,124

NOTE 6 - INVENTORIES

	March 31, 2021	December 31, 2020
(Dollars in thousands)
Raw materials	$45,093	$46,712
Work in process	53,728	45,394
Finished goods	65,874	62,874
Inventories, net	$164,695	$154,980

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $10.7 million and $12.1 million at March 31, 2021 and December 31, 2020, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

	March 31, 2021	December 31, 2020
(Dollars in thousands)
Land and buildings	$144,491	$149,295
Machinery and equipment	867,347	899,764
Leasehold improvements and others	14,470	14,912
Construction in progress	41,549	46,718
	1,067,857	1,110,689
Accumulated depreciation	(571,198)	(588,565)
Property, plant and equipment, net	$496,659	$522,124

Depreciation expense for the three months ended March 31, 2021 and 2020 was $18.7 million and $18.3 million, respectively.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

At March 31, 2020, the impact of COVID-19 and uncertainty with respect to the economic effects of the pandemic had introduced significant volatility in the financial markets and was having a widespread adverse effect on the automotive industry. In response to the COVID-19 pandemic, our key customers temporarily closed nearly all their production facilities in Europe and North America (our primary markets) during the quarter ended March 31, 2020. As a result, we concluded that an interim test of our goodwill was required as of March 31, 2020. More specifically, the Company concluded that the following events and circumstances, in the aggregate, indicated that it was more likely than not that the carrying value of our European reporting unit exceeded its fair value: (1) our European reporting unit’s carrying value was effectively set to fair value at December 31, 2019, due to the $102.2 million impairment charges to goodwill and indefinite-lived intangibles, (2) lower forecasted 2020 industry production volumes for Western and Central Europe, including those for our primary European customers, due to OEM shutdowns to mitigate COVID-19 spread and subsequent reduced production levels over the remainder of the year, as compared to our prior production forecasts (including estimates used in our 2019 assessment) and (3) the volatility in financial markets that had both increased European interest rates due to rising credit spreads and risk premiums and lowered median European automotive market multiples. Based on the results of our quantitative analysis, we recognized a non-cash goodwill impairment charge equal to the remaining goodwill balance of $182.6 million since the carrying value exceeded the fair value of the European reporting unit by more than the amount of the goodwill balance at March 31, 2020. Additionally, we recognized a non-cash impairment charge of $11.0 million related to our aftermarket trade name indefinite-lived intangible asset which was primarily attributable to a further decline in forecasted aftermarket revenues and a decline in associated profitability. Total impairment charges of $193.6 million were recognized as a separate charge at March 31, 2020 and included in income (loss) from operations.

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

Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets and goodwill as of March 31, 2021 and December 31, 2020.

As of March 31, 2021	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$—	$(7,094)	$281	$2,187	2-3
Technology	15,000	—	(11,823)	469	3,646	1-3
Customer relationships	167,000	—	(79,706)	5,914	93,208	3-8
Total finite	191,000	—	(98,623)	6,664	99,041
Trade names	14,000	(13,772)	—	(228)	—	Indefinite
Total intangibles	$205,000	$(13,772)	$(98,623)	$6,436	$99,041

As of December 31, 2020	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$—	$(6,615)	$399	$2,784	2-3
Technology	15,000	—	(11,024)	666	4,642	1-3
Customer relationships	167,000	—	(74,322)	10,692	103,370	3-8
Total finite	191,000	—	(91,961)	11,757	110,796
Trade names	14,000	(13,772)	—	(228)	—	Indefinite
Total intangibles	$205,000	$(13,772)	$(91,961)	$11,529	$110,796

Year Ended December 31, 2020	Beginning Balance					Ending Balance
	Gross	Accumulated Impairment	Net Balance	Impairment	Currency Translation	Gross	Accumulated Impairment	Net Balance
(Dollars in thousands)
Goodwill	$284,337	$(99,505)	$184,832	$(182,602)	$(2,230)	$282,107	$(282,107)	$—

Amortization expense for these intangible assets was $6.7 million and $6.1 million for the three months ended March 31, 2021 and 2020, respectively. The anticipated annual amortization expense for these intangible assets is $26.1 million for 2021, $23.2 million for 2022 and $21.1 million for 2023 and 2024 and $10.4 million for 2025.

NOTE 9 – DEBT

A summary of long-term debt and the related weighted average interest rates is shown below:

	March 31, 2021 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$349,200	$(6,531)	$342,669	4.1%
6.00% Senior Notes	254,318	(4,179)	250,139	6.0%
European CapEx Loans	23,354	—	23,354	2.3%
Finance Leases	3,494	—	3,494	2.9%
	$630,366	$(10,710)	619,656
Less: Current portion			(6,516)
Long-term debt			$613,140

	December 31, 2020 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$349,200	$(7,155)	$342,045	4.1%
6.00% Senior Notes	266,928	(4,425)	262,503	6.0%
European CapEx Loans	23,668	—	23,668	2.3%
Finance Leases	3,388	—	3,388	3.0%
	$643,184	$(11,580)	631,604
Less: Current portion			(6,112)
Long-term debt			$625,492

(1)	Unamortized portion

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

The indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal, premium, if any, and interest, when due; (ii) failure for  60 days to comply with  any  obligations, covenants or agreements in the indenture after receipt of written notice from the Bank of New York Mellon, London Branch (“the Trustee”) or holders of at least 30 percent in principal amount of the then outstanding Notes of such failure (other than defaults referred to in the foregoing clause (i)); (iii) default under any mortgage, indenture or instrument for money borrowed by the Company or certain of its subsidiaries, (iv) a failure to pay certain judgments; and (iv) certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Trustee or holders of at least 30 percent in principal amount of the then outstanding Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. These events of default are subject to several important qualifications, limitations and exceptions that are described in the indenture. As of March 31, 2021, the Company was in compliance with all covenants under the indenture governing the Notes.

Senior Secured Credit Facilities

On March 22, 2017, the Company entered into a senior secured credit agreement (“Credit Agreement”) with Citibank, N.A, as Administrative Agent, Collateral Agent and Issuing Bank, JP Morgan Chase N.A., Royal Bank of Canada and Deutsche Bank A.G. New York Branch as Joint Lead Arrangers and Joint Book Runners, and the other lenders party thereto (collectively, the “Lenders”). The Credit Agreement consisted of a $400.0 million senior secured term loan facility (“Term Loan Facility”), which matures on May 23, 2024, and a $160.0 million revolving credit facility maturing on May 23, 2022 (the “Revolving Credit Facility”), together with the Term Loan Facility, the USD Senior Secured Credit Facilities (“USD SSCF”)).

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

As of March 31, 2021, the Company had repaid $50.8 million under the Term Loan Facility resulting in a balance of $349.2 million. In addition, the Company had no borrowings outstanding under the Revolving Credit Facility, outstanding letters of credit of $4.8 million and available unused commitments under this facility of $155.2 million as of March 31, 2021.

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

In addition, the Credit Agreement contains customary default provisions, representations and warranties and other covenants. The Credit Agreement also contains a provision permitting the Lenders to accelerate the repayment of all loans outstanding under the Senior Secured Credit Facilities during an event of default. As of March 31, 2021, the Company was in compliance with all covenants under the Credit Agreement.

European Debt

In connection with the acquisition of UNIWHEELS AG, the Company assumed $70.7 million of outstanding debt. At March 31, 2021, $9.4 million of the assumed debt remained outstanding which matures March 31, 2024 and is collateralized by financed equipment, guaranteed by Superior and bears interest at 2.2 percent. Covenants under the loan agreement include a default provision for non-payment, as well as a material adverse change default provision pursuant to which the lender could accelerate the loan maturity. As of March 31, 2021, the Company was in compliance with all covenants under the credit agreement.

During the second quarter of 2019, the Company amended its European Revolving Credit Facility (“EUR SSCF”), increasing the available borrowing limit from €30.0 million to €45.0 million and extending the term to May 22, 2022. On January 31, 2020, the available borrowing limit of the EUR SSCF was increased from €45.0 million to €60.0 million. All other terms of the EUR SSCF remained unchanged. At March 31, 2021, the Company had no borrowings outstanding, outstanding letters of credit of $0.5 million (€0.4 million) and available unused commitments under this facility of $69.8 million (€59.6 million). The EUR SSCF bears interest at Euribor (with a floor of zero) plus a margin (ranging from 1.55 percent to 3.0 percent based on the net debt leverage ratio of Superior Industries Europe AG and its wholly owned subsidiaries, collectively “Superior Europe AG”), currently 1.55 percent. The annual commitment fee for unused commitments (ranging from 0.50 percent to 1.05 percent based on the net debt leverage ratio of Superior Europe AG) is currently 0.50 percent per annum. In addition, a management fee is assessed equal to 0.07 percent of borrowings outstanding at each month end. The commitment and management fees are both included in interest expense. Superior Europe AG has pledged substantially all of its assets, including land and buildings, receivables, inventory, and other moveable assets (other than collateral associated with equipment loans) as collateral under the EUR SSCF.

The EUR SSCF is subject to a number of restrictive covenants that, among other things, restrict, subject to certain exceptions, the ability of  Superior Europe AG to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends or distributions, or repurchase our capital stock, prepay, redeem, or repurchase any subordinated indebtedness, and enter into agreements which limit our ability to incur liens on our assets. In addition, the EUR SSCF includes an annual pay down provision requiring outstanding balances to be repaid but not reborrowed for a period of three business days and a material adverse change default provision pursuant to which the lender could accelerate the loan maturity. At March 31, 2021, Superior Europe AG was in compliance with all covenants under the EUR SSCF.

During the fourth quarter of 2019, the Company entered into new equipment loan agreements totaling $13.4 million (€12.0 million) which bear interest at 2.3 percent and mature on September 30, 2027. Interest and principal repayments are due quarterly. The loans are secured with liens on the financed equipment and are subject to covenants that, among other things, include a material adverse change default provision pursuant to which the lender could accelerate the loan maturity, as well as a provision that restricts the ability of Superior Europe AG to reduce its ownership interest in Superior Industries Production Germany GmbH, its wholly-owned subsidiary and the borrower under the loan. The Company drew down €10.6 million on these equipment loans in the first quarter of 2020 and drew the remaining €1.4 million in the first quarter of 2021, resulting in an outstanding balance of €12.0 million, or $14.0 million as of March 31, 2021. Quarterly installment payments of $0.5 million (€0.4 million) under the loan agreements will begin in June of 2021. At March 31, 2021, the Company was in compliance with all covenants under the loans.

Debt maturities as of March 31, 2021 which are due in the next five years and thereafter are as follows:

(Dollars in thousands)
Debt Maturities	Amount
Nine remaining months of 2021	$4,987
2022	6,334
2023	5,922
2024	352,360
2025	256,621
Thereafter	4,142
Total debt liabilities	$630,366

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

We may mandate conversion of the redeemable preferred stock if the price of the common stock exceeds $84.49. The holder may redeem the shares upon the occurrence of any of the following events (referred to as a “redemption event”): a change in control, recapitalization, merger, sale of substantially all of the Company’s assets, liquidation or delisting of the Company’s common stock. In addition, the holder has the right, at its option, to unconditionally redeem the shares at any time after September 14, 2025. We may, at our option, redeem in whole at any time all of the shares of redeemable preferred stock outstanding. At redemption by either party, the redemption value will be the greater of two times the initial face value ($150.0 million) and any accrued unpaid dividends or dividends paid-in-kind, currently $300.0 million, or the product of the number of common shares into which the redeemable preferred stock could be converted (5.3 million shares currently) and the then current market price of the common stock. We have determined that the conversion option and the redemption option exercisable upon occurrence of a “redemption event” which are embedded in the redeemable preferred stock must be accounted for separately from the redeemable preferred stock as a derivative liability.

Since the redeemable preferred stock may be redeemed at the option of the holder, but is not mandatorily redeemable, the redeemable preferred stock has been classified as mezzanine equity and initially recognized at fair value of $150.0 million (the proceeds on the date of issuance) less issuance costs of $3.7 million and $10.9 million assigned to the embedded derivative liability at date of issuance, resulting in an initial value of $135.5 million.

The difference between the redemption value of the redeemable preferred stock and the carrying value (the “premium”) is being accreted over the period from the date of issuance through September 14, 2025 using the effective interest method. The accretion is treated as a deemed dividend, recorded as a charge to retained earnings and deducted in computing earnings per share (analogous to the treatment for stated and participating dividends paid on the redeemable preferred stock). The cumulative premium accretion as of March 31, 2021 and December 31, 2020 was $48.8 million and $43.9 million, respectively, resulting in adjusted redeemable preferred stock balances of $184.3 million and $179.4 million, respectively.

NOTE 11 – EUROPEAN NON-CONTROLLING REDEEMABLE EQUITY

On May 30, 2017, the Company acquired 92.3 percent of the outstanding shares of UNIWHEELS AG. Subsequently, the Company commenced a delisting and associated tender offer for the remaining shares. On January 17, 2018, the Company entered into a Domination and Profit and Loss Transfer agreement (“DPLTA”) retroactively effective as of January 1, 2018 pursuant to which we offered to purchase the remaining outstanding shares at €62.18. This price may be subject to change based on appraisal proceedings initiated by the minority shareholders which have not yet been concluded. The Company must also pay an annual dividend of €3.23 as long as the DPLTA is in effect. For any shares tendered prior to the annual dividend payment, we must pay interest at a statutory rate, currently 4.12 percent, in place of the dividend. As a result of purchases pursuant to the tender offer and the DPLTA, the Company has increased its ownership to 99.9 percent as of March 31, 2021. The following table summarizes the European non-controlling redeemable equity activity through the period ended March 31, 2021:

(Dollars in thousands)
Balance at December 31, 2019	$6,525
Dividends accrued	205
Dividends paid	(46)
Translation adjustment	2
Purchase of shares	(5,020)
Balance at December 31, 2020	1,666
Dividends accrued	13
Dividends paid	—
Translation adjustment	(79)
Purchase of shares	(9)
Balance at March 31, 2021	$1,591

NOTE 12 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss), after deducting preferred dividends and accretion and European non-controlling redeemable equity dividends, by the weighted average number of common shares outstanding. For purposes of calculating diluted earnings per share, the weighted average shares outstanding includes the dilutive effect of outstanding stock options and time and performance based restricted stock units under the treasury stock method. The redeemable preferred shares discussed in Note 10, “Redeemable Preferred Stock” have not been included in the diluted earnings per share because the inclusion of such shares on an as converted basis would be anti-dilutive for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31, 2021	March 31, 2020
(Dollars in thousands, except per share amounts)
Basic Earnings Per Share:
Net income (loss)	$13,122	$(190,082)
Less: Redeemable preferred stock dividends and accretion	(8,290)	(7,850)
Less: European non-controlling redeemable equity dividend	(13)	(20)
Basic numerator	$4,819	$(197,952)
Basic earnings (loss) per share	$0.19	$(7.84)
Weighted average shares outstanding – Basic	25,707	25,243
Diluted Earnings Per Share:
Net income (loss)	$13,122	$(190,082)
Less: Redeemable preferred stock dividends and accretion	(8,290)	(7,850)
Less: European non-controlling redeemable equity dividend	(13)	(20)
Diluted numerator	$4,819	$(197,952)
Diluted earnings (loss) per share	$0.18	$(7.84)
Weighted average shares outstanding – Basic	25,707	25,243
Dilutive effect of common share equivalents	980	—
Weighted average shares outstanding – Diluted	26,687	25,243

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

The income tax provision for the three months ended March 31, 2021 was $0.8 million on a pre-tax income of $13.9 million, resulting in an effective income tax rate of 5.8 percent. The effective income tax rate for the three months ending March 31, 2021 differs from the statutory rate primarily due to U.S. valuation allowances, the reversal of an uncertain tax position and the mix of earnings among tax jurisdictions.

The income tax benefit for the three months ended March 31, 2020, was $3.5 million on a pre-tax loss of $193.5 million, resulting in an effective income tax rate of 1.8 percent. The effective income tax rate for the three months ending March 31, 2020 differs from the statutory rate primarily due to the impairment of goodwill for which there was no corresponding tax benefit, the mix of earnings among tax jurisdictions, and recognition of a valuation allowance on non-deductible interest.

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

Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Finance and operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. Since we generally do not have access to the interest rate implicit in the lease, the Company uses our incremental borrowing rate (for fully collateralized debt) at the inception of the lease in determining the present value of the lease payments. The implicit rate is, however, used where readily available. Lease expense under operating leases is recognized on a straight-line basis over the term of the lease. Certain of our leases contain both lease and non-lease components, which are accounted for separately.

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

Lease expense and cash flow for the three months ended March 31, 2021 and 2020 and operating and finance lease assets and liabilities, average lease term and average discount rate as of March 31, 2021 and December 31, 2020 are as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
(Dollars in thousands)
Lease Expense
Finance lease expense:
Amortization of right-of-use assets	$321	$354
Interest on lease liabilities	22	22
Operating lease expense	857	845
Total lease expense	$1,200	$1,221

Cash Flow Components
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$22	$22
Operating cash outflows from operating leases	932	891
Financing cash outflows from finance leases	288	292
Right-of-use assets obtained in exchange for finance lease liabilities, net of terminations and disposals	756	148
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations and disposals	152	65

	March 31, 2021	December 31, 2020
(Dollars in thousands, except lease term and discount rate)
Balance Sheet Information
Operating leases:
Other non-current assets	$12,705	$13,598
Accrued liabilities	$(2,672)	$(2,868)
Other non-current liabilities	(10,718)	(11,513)
Total operating lease liabilities	$(13,390)	$(14,381)

Finance leases:
Property, plant and equipment gross	$6,506	$5,735
Accumulated depreciation	(3,640)	(3,319)
Property, plant and equipment, net	$2,866	$2,416
Current portion of long-term debt	$(1,240)	$(1,113)
Long-term debt (less current portion)	(2,254)	(2,275)
Total finance lease liabilities	$(3,494)	$(3,388)

Lease Term and Discount Rates
Weighted-average remaining lease term - finance leases (years)	3.9	3.9
Weighted-average remaining lease term - operating leases (years)	5.9	6.1
Weighted-average discount rate - finance leases	2.9%	3.0%
Weighted-average discount rate - operating leases	3.7%	3.8%

Summarized future minimum payments under our leases as of March 31, 2021 are as follows:

	Amount
(Dollars in thousands)
Lease Maturities	Finance Leases	Operating Leases
Nine remaining months of 2021	$1,030	$2,412
2022	1,058	2,782
2023	647	2,418
2024	228	2,194
2025	153	2,145
Thereafter	555	2,803
Total	3,671	14,754
Less: Imputed interest	(177)	(1,364)
Total lease liabilities, net of interest	$3,494	$13,390

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

For the three months ended March 31, 2021, payments to retirees or their beneficiaries totaled approximately $0.4 million. We presently anticipate benefit payments in 2021 to total approximately $1.2 million. The following table summarizes the components of net periodic pension cost for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31, 2021	March 31, 2020
(Dollars in thousands)
Interest cost	$206	$251
Net amortization	97	72
Net periodic pension cost	$303	$323

NOTE 16 - STOCK-BASED COMPENSATION

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “Plan”) was approved by stockholders in May 2018. The Plan authorizes us to issue up to 4.35 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants. At March 31, 2021, there were 0.3 million shares available for future grants under this Plan. No more than 1.2 million shares may be used under the Plan as “full value” awards, which include restricted stock and performance units. The Company’s Board of Directors has approved, subject to shareholder approval at the May 25, 2021 annual meeting of shareholders, an increase of 2.0 million in the shares authorized under the Plan and elimination of the 1.2 million limit on “full value” shares.  It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

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

Restricted stock unit and restricted performance stock unit activity for the three months ended March 31, 2021 is summarized in the following table:

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price
Balance at December 31, 2020	1,213,667	$3.59	2,176,290	$4.88	24,000	$20.39
Granted	1,787	5.41	21,352	5.67	—	—
Settled	(388,504)	4.05	(193,778)	5.45	—	—
Forfeited or expired	(31,092)	8.25	(142,769)	12.96	—	—
Balance at March 31, 2021	795,858	$3.19	1,861,095	$6.05	24,000	$20.39

Awards estimated to vest in the future	724,142	$3.16	1,341,900	$6.09	24,000	$20.39

Stock-based compensation expense was $1.8 million for the three months ended March 31, 2021, as compared to income of $0.2 million for the three months ended March 31, 2020. The higher expense for the three months ended March 31, 2021 was attributable to modification of the 2019 and 2020 PSU awards, substituting budgeted amounts for actual performance for the second quarter of 2020 (one of twelve quarters in the respective performance periods), to offset the impact of COVID-19. The modification increased stock-based compensation for the three months ended March 31, 2021 by $1.1 million. The income for the three months ended March 31, 2020 was due to a reversal of $1.2 million of previously accrued expense due to the reduction of our estimates regarding the achievement of the performance metric, to zero, in light of the global pandemic. Unrecognized stock-based compensation expense related to non-vested awards of $8.4 million is expected to be recognized over a weighted average period of approximately 1.5 years as of March 31, 2021.

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

NOTE 18 – RECEIVABLES FACTORING

The Company sells certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash provided by operating activities. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes. During the three months ended March 31, 2021 and 2020, the Company sold trade receivables totaling $186.7 million and $69.9 million, respectively, and incurred factoring fees of $0.5 million and $0.2 million, respectively. As of March 31, 2021 and December 31, 2020, $105.6 million and $96.6 million, respectively, of receivables had been factored under the arrangements. The collective limit under our factoring arrangements as of March 31, 2021 was $132.2 million which was reduced to $121.7 million as of April 1, 2021 due to a $10.5 million decrease in the North American factoring limit. The collective limit under our factoring arrangements as of December 31, 2020 was $132.0 which was reduced to $122.0 million as of January 1, 2021 due to the reduction in the North American factoring limit.

NOTE 19 – RESTRUCTURING

During the quarter ended June 30, 2020, the Company discontinued the manufacture and sale of high performance aftermarket wheels for the automotive racing market segment. The Company incurred a total non-cash charge of $3.4 million, including $2.8 million recorded in cost of sales, comprised of $1.3 million relating to write-downs of certain after-market inventory to salvage value, $1.0 million of employee severance costs and $0.5 million in contract terminations and other costs, as well as a $0.6 million non-cash charge recorded in selling, general and administrative expense related to non-production employee severance costs. In addition, during the six-month period ended December 31, 2020, we recognized an additional $0.7 million of severance costs, including charges to costs of sales of $0.4 million and selling, general and administrative expense of $0.3 million. As of March 31, 2021, $0.4 million of the restructuring severance accrual remains.

During the third quarter of 2019, the Company initiated a plan to significantly reduce production and manufacturing operations at its Fayetteville, Arkansas location. As a result, the Company recognized a non-cash charge of $13.0 million in cost of sales, comprised of (1) $7.6 million of accelerated depreciation for excess equipment, (2) $3.2 million relating to the write-down of certain supplies inventory to net salvage value, (3) $1.6 million of employee severance and (4) $0.6 million of accelerated amortization of right of use assets under operating leases. In addition, relocation costs for redeployment of machinery and equipment of $1.8 million were recognized in the fourth quarter of 2019. During 2020, we recognized additional charges to cost of sales of $3.3 million, including relocation costs for redeployment of machinery and equipment of $2.9 million and other costs of $0.4 million. During the three months ended March 31, 2021, we recognized additional relocation costs in cost of sales for redeployment of machinery and equipment of $0.8 million. Additional relocation costs are expected to be incurred over the next three months. As of March 31, 2021, $0.3 million of the restructuring severance accrual remains. On April 14, 2021, the Company entered into an agreement to sell the Fayetteville facility for a net purchase price of $7.6 million, subject to satisfactory completion of purchaser due diligence. We have not reclassified the related property to assets held for sale due to site preparation activities which must be completed prior to the consummation of the sale. Based on facility appraisals, as well as the sales price in the agreement, net of associated site remediation and selling costs, proceeds upon sale are expected to be sufficient to fully recover the carrying value.

NOTE 20 – SUBSEQUENT EVENT

On May 3, 2021, the Company extended the term of its USD SSCF. The commitment under the facility was reduced from $160.0 million to $132.5 million, with $25.0 million of the commitment maturing May 23, 2022 and the remaining $107.5 million maturing October 31, 2023. The commitment fee for lenders with commitments maturing October 31, 2023 has been increased to a range of 0.375 percent to 0.625 percent, dependent upon the Company’s First Lien Net Leverage Ratio. The amended credit agreement contains the representations, warranties and covenants applicable under the original USD SSCF, including restrictions, subject to certain exceptions, on mergers, acquisitions or sales of assets, incurrence of debt, prepayment, redemption or repurchase of any subordinated indebtedness, and share repurchases and dividends, as well as, solely with respect to the revolving credit facility, the requirement to maintain a Total Net Leverage Ratio, as defined under the credit agreement, of not more than 4.5 to 1.0 at each quarter-end. All other material terms of the USD SSCF remain unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have included or incorporated by reference in this Quarterly Report on Form 10-Q (including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and from time to time our management may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Act of 1934. These forward-looking statements are based upon management’s current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, the impact of COVID-19 on our future business, results, operation and prospects, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and potential liability for environmental-related matters. Any statement that is not historical in nature is a forward-looking statement and may be identified using words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to” and similar expressions. These statements include our belief regarding general automotive industry and market conditions and growth rates, as well as general domestic and international economic conditions.

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, which could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks, uncertainties and other factors include, but are not limited to, those described in Part I—Item 1A—“Risk Factors” and Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020 and Part I—Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and those described from time to time in our other reports filed with the Securities and Exchange Commission.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Executive Overview

Overview of Superior

Superior Industries International, Inc.’s (referred herein as the “Company,” “Superior,” or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. We employ approximately 7,600 full-time employees, operating in eight manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and we believe we are the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels accounted for approximately 93 percent of our sales in the first three months of 2021 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Daimler AG Company (Mercedes-Benz, AMG, Smart), Ford, GM, Honda, Jaguar-Land Rover, Mazda, Nissan, PSA, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We also sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs.

Demand for our products is primarily driven by the production of light vehicles in North America and Europe and customer take rates on specific vehicle platforms that we serve and wheel SKUs that we produce. The majority of our customers’ wheel programs are awarded two to four years in advance. Our purchase orders with OEMs are typically specific to a particular vehicle model.

GM, VW Group and Ford were our only customers individually accounting for 10 percent or more of our consolidated sales for the three months ended March 31, 2021 and 2020. Our sales to these customers in 2021 and 2020 were as follows:

Three months ended	March 31, 2021		March 31, 2020
(Dollars in millions)	Percent of Sales	Dollars	Percent of Sales	Dollars
GM	26%	$94.1	23%	$72.7
VW Group	15%	$54.2	15%	$43.9
Ford	14%	$49.1	13%	$39.4

COVID-19 Pandemic Overview

In 2020, the COVID-19 pandemic introduced significant volatility in the financial markets and it continues to have a widespread adverse effect on the automotive industry.

While navigating through this period of volatility and uncertainty, Superior’s top priorities continue to be:

•	Ensuring the health and safety of our employees
•	Maintaining the financial health of the Company, and
•	Serving our customers.

Consistent with these priorities, to ensure the health and safety of our employees globally and respond to the current industry production environment, we closed production at our European facilities in late March 2020. In North America, our manufacturing operations ceased production in early April 2020. The Company reopened all of its facilities by June 1, 2020, in line with industry demand and finished goods levels, and in accordance with local government requirements.

Additionally, Superior developed and is executing a Safe Work Playbook across its footprint in connection with our employees’ return to work. We also instituted a Global Employee Health & Safety (“EH&S”) Steering Team, led by our Director of EH&S, and comprised of our global and regional leaders from Operations and Human Resources. We have invested in facility updates to ensure social distancing, including changes in cafeteria layout and practices, transportation services and marked spacing throughout our manufacturing facilities. In the event of a COVID-19 incident, the local COVID-19 response team immediately executes the defined protocols, including isolation of any employee showing symptoms, and conducts traceability activities to identify and quarantine all potentially exposed individuals.

Based on recent IHS production forecasts, full-year 2021 industry volumes are expected to be up 17.3 percent in our key regions (20.4 percent in North America and 14.4 percent in Western and Central Europe) as compared to 2020, but 8.5 percent lower than 2019 (down 3.7 percent in North America and 12.9 percent in Europe). The ultimate impact that COVID-19 will have on our business, results of operations and financial condition in 2021 will depend on a number of evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, OEMs’, suppliers’, customers’ and individuals’ actions that have been and continue to be taken in response to the pandemic; and the impact of the pandemic on economic activity and actions that continue to be taken in response to such impact by the OEMs’ suppliers and customers. We are continuing to monitor the recent resurgence of the virus, including the emergence of new virus strains, in certain U.S. states and countries in which we operate, the progress of the vaccination deployment and supply chain shortages affecting the automotive industry (including semiconductors, steel, resin and foam), as well as the impact of these developments on OEM production plans for the year.

Sustainability

All Superior manufacturing plants have implemented Environmental Management Systems that are ISO14001 certified and are subject to annual audits by an independent third party.  In 2019, we assessed the product carbon footprint of our European operations for the first time based on the Greenhouse Gas Protocol, and in 2021, we expect to assess the carbon footprint for our operations globally in connection with our first corporate sustainability report. These assessments can help us identify potential opportunities to reduce fuel consumption and greenhouse gas emissions. In this regard, we are focused on developing automotive lightweighting solutions such as our patented Alulite technology. Superior is committed to reducing natural gas, electricity, water, solid waste and air emissions at all of our facilities globally. We also hold our suppliers accountable for sustainability practices and have shifted our aluminum purchasing volume primarily to “green” suppliers who use renewable energy to produce the raw materials we purchase.

Overview of the First Quarter of 2021

The following charts show the operational performance in the quarter ended March 31, 2021 in comparison to the quarter ended March 31, 2020 ($ in millions):

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

Results of Operations

	Three Months Ended
	March 31, 2021	March 31, 2020	Net Change
(Dollars in thousands, except per share amounts)
Net sales
North America	$191,971	$155,551	$36,420
Europe	166,225	145,561	20,664
Net sales	358,196	301,112	57,084
Cost of sales	315,156	277,951	(37,205)
Gross profit	43,040	23,161	19,879
Percentage of net sales	12.0%	7.7%	4.3%
Selling, general and administrative expenses	17,321	12,535	(4,786)
Impairment of goodwill and indefinite-lived intangibles	—	193,641	193,641
Income (loss) from operations	25,719	(183,015)	208,734
Percentage of net sales	7.2%	(60.8)%	68.0%
Interest expense, net	(10,273)	(11,850)	1,577
Other (expense) income, net	(1,514)	1,323	(2,837)
Income tax (provision) benefit	(810)	3,460	(4,270)
Net income (loss)	$13,122	$(190,082)	$203,204
Percentage of net sales	3.7%	(63.1)%	66.8%
Diluted earnings (loss) per share	$0.18	$(7.84)	$8.02
Value added sales (1)	$207,259	$170,091	$37,168
Adjusted EBITDA (2)	$54,923	$39,530	$15,393
Percentage of net sales	15.3%	13.1%	2.2%
Percentage of value added sales	26.5%	23.2%	3.3%
Unit shipments in thousands	4,515	4,307	208

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

Shipments

Wheel unit shipments were 4.5 million for the first quarter of 2021 compared to unit shipments of 4.3 million in the prior year period, an increase of 4.8 percent. The increase was driven by higher volumes in North America.

Net Sales

Net sales for the first quarter of 2021 were $358.2 million, compared to net sales of $301.1 million for the same period in 2020. The increase in the quarter was driven by higher unit volumes in North America, stronger product mix in both North America and Europe and higher aluminum prices, as well as favorable foreign exchange.

Cost of Sales

Cost of sales were $315.2 million for the first quarter of 2021 compared to cost of sales of $278.0 million for the same period in 2020. The increase in cost of sales was primarily due to higher North American unit volumes, higher aluminum prices and reduced prior period European manufacturing costs resulting from our production shutdowns in response to the onset of the pandemic during the latter part of March of 2020.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2021 were $17.3 million compared to SG&A expense of $12.5 million for same period in 2020.  The increase in SG&A expenses is due to incremental 2021 compensation expense associated with the modification of certain stock awards to offset the impact of COVID-19, as well as lower prior period compensation and benefit accruals due to the COVID-19 pandemic (refer to Note 16, “Stock-Based Compensation in the notes to the condensed consolidated financial statements).

Impairment of Goodwill and Indefinite-lived Intangibles

In the first quarter of 2020, we recognized a goodwill and indefinite-lived intangible asset impairment charge totaling $193.6 million relating to our European reporting unit (refer to Note 8, “Goodwill and Other Intangible Assets” in the notes to the condensed consolidated financial statements).

Net Interest Expense

Net interest expense for the first quarter of 2021 was $10.3 million compared to net interest expense of $11.9 million for same period in 2020. The decrease was primarily due to lower interest rates on the Term Loan Facility.

Other Income (Expense)

Other expense was $1.5 million for the first quarter of 2021 compared to other income of $1.3 million for the same period in 2020. The prior year income was primarily driven by foreign exchange gains. The current year expense is primarily attributable to an increase in the preferred stock embedded derivative liability due to increases in the Company’s stock price.

Income Tax (Provision) Benefit

The income tax provision for the first quarter of 2021 was $0.8 million on a pre-tax income of $13.9 million, representing an effective income tax rate of 5.8 percent. This differs from the statutory rate primarily due to U.S. valuation allowances, the reversal of an uncertain tax position and the mix of earnings among tax jurisdictions.   The income tax benefit for the first quarter of 2020 was $3.5 million on a pre-tax loss of $193.5 million, representing an effective income tax rate of 1.8 percent. The effective tax rate was lower than the statutory rate primarily due to the mix of earnings among tax jurisdictions, recognition of a valuation allowance on non-deductible interest and the impairment of goodwill for which there is no corresponding tax benefit.

Net Income (Loss)

Net income for the first quarter of 2021 was $13.1 million, or earnings of $0.18 per diluted share, compared to a net loss of $190.1 million, or a loss of $7.84 per diluted share, for the same period in 2020.

Segment Sales and Income from Operations

	Three Months Ended
	March 31, 2021	March 31, 2020	Change
(Dollars in thousands)
Selected data
Net sales
North America	$191,971	$155,551	$36,420
Europe	166,225	145,561	20,664
Total net sales	$358,196	$301,112	$57,084
Income (loss) from operations
North America	$17,841	$6,109	$11,732
Europe	7,878	(189,124)	197,002
Total income (loss) from operations	$25,719	$(183,015)	$208,734

North America

Net sales for our North American segment for the first quarter of 2021 increased 23.4 percent, compared to the same period in 2020 due to a 10.6 percent increase in unit volumes, stronger product mix comprised of larger diameter wheels and premium wheel finishes and higher aluminum prices.  For the first quarter of 2021, North American sales were almost exclusively from Mexico, which compares to a U.S. percent of 10.4 and a Mexico percent of 89.6 percent for the same period of the prior year. The change in North American sales by country is due to discontinuation of manufacturing activities at our Fayetteville, Arkansas location. North American segment income from operations for the first quarter of 2021 was higher than the same period of the prior year, due to higher volumes, stronger product mix, improved manufacturing performance and favorable foreign exchange, partially offset by increased compensation accruals.

Europe

Net sales for our European segment for the first quarter of 2021 increased 14.2 percent, compared to the same period in 2020.  This increase was driven by stronger product mix and higher aluminum prices, partially offset by a 1.3 percent reduction in unit volume.  European segment sales in Germany and Poland were 36.6 percent and 63.4 percent, respectively, for the first quarter of 2021, which compares to 34.4 percent and 65.6 percent for the same period of the prior year. European segment income from operations for the first quarter of 2021 increased compared to the same period in 2020 due to favorable product mix, favorable foreign exchange and due to a goodwill and indefinite-lived intangible asset impairment charge totaling $193.6 million taken in the prior year period.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2021, our cash and cash equivalents totaled $153.8 million compared to $282.2 million and $152.4 million at March 31, 2020 and December 31, 2020, respectively. Our sources of liquidity primarily include cash and cash equivalents, cash provided by operating activities, borrowings under available debt facilities, factoring arrangements for trade receivables and, from time to time, other external sources of funds. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $171.2 million and 1.7:1.0, respectively, at March 31, 2021, versus $152.5 million and 1.7:1.0, respectively, at December 31, 2020.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, debt facilities, cash and cash equivalents, and we believe these sources will continue to meet our future requirements. Capital expenditures relate to improving production quality and efficiency and extending the useful lives of existing property, plant and equipment (“maintenance”), as well as capital related to new product offerings and expanded capacity for existing products (“new business”). Over time capital expenditures have consisted of roughly equal components of maintenance and new business.

In connection with the acquisition of our European operations, we entered into several debt and equity financing arrangements during 2017. On March 22, 2017, we entered into a USD Senior Secured Credit facility (“USD SSCF”) consisting of a $400.0 million Senior Secured Term Loan Facility (“Term Loan Facility”) and a $160.0 million Revolving Credit Facility (“Revolving Credit Facility”). On May 22, 2017, we issued 150,000 shares of redeemable preferred stock for an aggregate purchase price of $150.0 million. On June 15, 2017, we issued €250.0 million aggregate principal amount of 6.00 percent Senior Notes due June 15, 2025 (“the Notes”). Finally, as part of the European business acquisition, we also assumed $70.7 million of outstanding debt, including a €30.0 million European Revolving Credit Facility (“EUR SSCF”) (subsequently increased to €45.0 million during the second quarter of 2019). On January 31,

2020, the available borrowing limit of the EUR SSCF was increased from €45.0 million to €60.0 million. All other terms of the EUR SSCF remained unchanged. In addition, the European business entered into equipment loan agreements totaling $13.4 million (€12.0 million) in the fourth quarter of 2019. The Company drew down €10.6 million on these equipment loans in the first quarter of 2020 and drew the remaining €1.4 million in the first quarter of 2021, resulting in an outstanding balance of €12.0 million, or $14.0 million as of March 31, 2021. With the onset of the COVID-19 pandemic and the ensuing economic uncertainty, the Company drew down on its USD SSCF and EUR SSCF revolving credit facilities to provide additional liquidity. As of March 31, 2020, the Company had borrowings outstanding under these facilities of $207.9 million. The Company resumed all its operations by June of 2020 and generated sufficient cash flow in the third quarter of 2020 to fully repay borrowings under the revolving credit facilities by September 30, 2020.

As part of our ongoing efforts to improve our cash flow and related liquidity, we negotiate with suppliers to optimize our terms and conditions, including extended payment terms. Beginning in 2021, the Company will receive extended payment terms for a portion of our purchases with one of our principal aluminum suppliers in exchange for a nominal adjustment to the product pricing. The payment terms provided to us are consistent with aluminum industry norms, as well as those offered to the supplier’s other customers. The supplier intends to finance these extended terms by factoring receivables due from us with a financial institution. We are not a party to the supplier’s factoring agreement with the financial institution. We remit payments directly to our supplier, except with respect to product purchased under extended terms which have been factored by the supplier. These payments are remitted directly to the financial institution in accordance with the payment terms originally negotiated with our supplier. As of March 31, 2021, the Company owed $12.5 million to the financial institution which is included in accounts payable in the Company’s condensed consolidated balance sheet. The Company had not made any payments to the financial institution pursuant to the supplier’s factoring arrangement since no invoices had yet become due as of March 31, 2021. All such payments will be included in cash flow from operations within the condensed consolidated statements of cash flows.

Balances outstanding under the Term Loan Facility, Notes and equipment loans as of March 31, 2021 were $349.2 million, $254.3 million and $23.4 million, respectively. The redeemable preferred stock amounted to $184.3 million as of March 31, 2021. Our liquidity totaled $378.8 million at March 31, 2021, including cash on hand of $153.8 million and available unused commitments under credit facilities of $225.0 million.

On May 3, 2021, the Company extended the term of its USD SSCF.  The commitment under the facility was reduced from $160.0 million to $132.5 million, with $25.0 million of the commitment maturing May 23, 2022 and the remaining $107.5 million maturing October 31, 2023 (refer to Note 20, “Subsequent Event” in the notes to the condensed consolidated financial statements). Our EUR SSCF matures in May 2022.  Based on various forecasted scenarios, Superior expects, at this time, to remain compliant with the terms of these facilities. The Company has no other significant funded debt obligations maturing until May 2024.

The following table summarizes the cash flows from operating, investing and financing activities as reflected in the condensed consolidated statements of cash flows.

	Three Months Ended
	March 31, 2021	March 31, 2020
(Dollars in thousands)
Net cash provided by operating activities	18,153	31,313
Net cash used in investing activities	(10,479)	(13,865)
Net cash (used in) provided by financing activities	(4,179)	189,049
Effect of exchange rate changes on cash	(2,070)	(2,261)
Net increase in cash and cash equivalents	$1,425	$204,236

Operating Activities

Net cash provided by operating activities was $18.2 million for the first three months of 2021 compared to cash provided by operating activities of $31.3 million for the same period in 2020. The decrease in cash flow provided by operating activities was primarily driven by working capital to support increased sales and production volumes, partially offset by increased profitability and lower cash taxes, as compared to the prior year period.

Investing Activities

Net cash used in investing activities was $10.5 million for the first three months of 2021 compared to $13.9 million for the same period in 2020. The decrease in investing activities is driven by timing of pending capital projects to support increased production requirements in both regions.

Financing Activities

Net cash used in financing activities was $4.2 million for the first three months of 2021 compared to net cash provided by financing activities of $189.0 million for the same period in 2020. This change was primarily due to the net effect of the draw downs on our revolving credit facilities in both Europe and North America and proceeds from new European equipment loans in 2020, which did not recur in 2021.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no significant off-balance sheet arrangements other than factoring of $105.6 million of our trade receivables.

Non-GAAP Financial Measures

In this quarterly report, we discuss two important measures that are not calculated according to U.S. GAAP, value added sales and adjusted EBITDA.

Value added sales is a key measure that is not calculated according to U.S. GAAP. In the discussion of operating results, we provide information regarding value added sales. Value added sales represents net sales less the value of aluminum and services provided by outsourced service providers (“OSP”) that are included in net sales. Our presentation of value added sales is intended to allow users of the financial statements to consider our net sales information both with and without the aluminum and OSP cost components. Management utilizes value added sales as a key metric to determine growth of the Company because it eliminates the volatility of aluminum prices.

Adjusted EBITDA is a key measure that is not calculated according to U.S. GAAP. Adjusted EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, amortization, restructuring charges and other closure costs and impairments of long-lived assets and investments, changes in fair value of redeemable preferred stock embedded derivative, acquisition and integration and other related costs, certain hiring and separation related costs, proxy contest fees, gains associated with early debt extinguishment and accounts receivable factoring fees. We use adjusted EBITDA as an important indicator of the operating performance of our business. Adjusted EBITDA is used in our internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors and evaluating short-term and long-term operating trends in our operations. We believe the adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace and to establish operational goals. Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with U.S. GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies.

The following table reconciles our net sales, the most directly comparable U.S. GAAP financial measure, to our value added sales:

	Three Months Ended
	March 31, 2021	March 31, 2020
(Dollars in thousands)
Net sales	$358,196	$301,112
Less: aluminum value and outside service provider costs	(150,937)	(131,021)
Value added sales	$207,259	$170,091

The following table reconciles our net income, the most directly comparable U.S. GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended
	March 31, 2021	March 31, 2020
(Dollars in thousands)
Net income (loss)	$13,122	$(190,082)
Interest expense, net	10,273	11,850
Income tax provision (benefit)	810	(3,460)
Depreciation	18,650	18,255
Amortization	6,711	6,137
Impairment of goodwill and indefinite-lived intangibles	—	193,641
Integration, restructuring, factoring fees and other (1)(2)	4,042	3,189
Change in fair value or redeemable preferred stock embedded derivative liability (3)	1,315	—
Adjusted EBITDA	$54,923	$39,530
Adjusted EBITDA as a percentage of net sales	15.3%	13.1%
Adjusted EBITDA as a percentage of value added sales	26.5%	23.2%

(1)

In the first quarter of 2021, we incurred approximately $0.9 million of restructuring costs comprised of on-going fixed costs associated with our Fayetteville, Arkansas, facility, and relocation and installation costs of repurposed machinery. Additionally, we incurred $2.3 million of certain hiring and separation costs, $0.5 million of accounts receivable factoring fees, and $0.3 million of other costs.

(2)	In the first quarter of 2020, we incurred approximately $3.0 million of restructuring costs comprised of on-going fixed costs associated with our Fayetteville, Arkansas, location and relocation and installation costs on repurposed machinery, and $0.2 million of accounts receivables factoring fees.

(3)	The change in the fair value is mainly driven by the change in our stock price during the respective periods.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to apply significant judgment in making estimates and assumptions that affect amounts reported therein, as well as financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These estimates and assumptions, which are based upon historical experience, industry trends, terms of various past and present agreements and contracts, and information available from other sources that are believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent through other sources. We believe the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in developing estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the management’s discussion and analysis in our 2020 Form 10-K (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 10(f)(1) of Regulation S-K under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, we believe all such matters are adequately provided for, covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position. See also under Item 1A, “Risk Factors - We are from time to time subject to litigation, which could adversely impact our financial condition or results of operations” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1

Fifth Amendment to Credit Agreement, dated May 3, 2021, among Superior Industries International, Inc, the subsidiaries of Superior identified therein, CITIBANK, N.A., as Administrative Agent, JPMorgan Chase Bank N.A., as Sub-Agent, and the Lenders and Issuing Banks party thereto.**

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

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document ****

101.SCH	Inline XBRL Taxonomy Extension Schema Document ****

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document ****

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document ****

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document ****

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document ****

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101) ****

**	Filed herewith.

****	Submitted electronically with the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date: May 5, 2021	/s/ Majdi B. Abulaban
Majdi B. Abulaban President and Chief Executive Officer

Date: May 5, 2021	/s/ C. Timothy Trenary
C. Timothy Trenary Executive Vice President and Chief Financial Officer