Form 10-Q
period 2021-06-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2021-08-04
CIK 95552

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Number of shares of common stock outstanding as of July 30, 2021: 26,107,462

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
NET SALES	$347,464	$144,835	$705,660	$445,947
Cost of sales	314,844	167,676	630,000	445,627
GROSS PROFIT (LOSS)	32,620	(22,841)	75,660	320
Selling, general and administrative expenses	17,100	11,276	34,421	23,811
Impairment of goodwill and indefinite-lived intangibles	—	—	—	193,641
INCOME (LOSS) FROM OPERATIONS	15,520	(34,117)	41,239	(217,132)
Interest expense, net	(10,486)	(12,184)	(20,759)	(24,034)
Other (expense) income, net	(2,420)	(670)	(3,934)	653
INCOME (LOSS) BEFORE INCOME TAXES	2,614	(46,971)	16,546	(240,513)
Income tax (provision) benefit	(919)	3,753	(1,729)	7,213
NET INCOME (LOSS)	$1,695	$(43,218)	$14,817	$(233,300)
LOSS PER SHARE – BASIC	$(0.26)	$(2.00)	$(0.07)	$(9.81)
LOSS PER SHARE – DILUTED	$(0.26)	$(2.00)	$(0.07)	$(9.81)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income (loss)	$1,695	$(43,218)	$14,817	$(233,300)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	8,410	9,443	(7,268)	(26,090)
Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	17,165	19,673	8,025	(38,752)
Tax (provision) benefit	(1,718)	(4,375)	(1,040)	8,753
Change in unrecognized gains (losses) on derivative instruments, net of tax	15,447	15,298	6,985	(29,999)
Defined benefit pension plan:
Actuarial gains on pension obligation, net of amortization	97	72	194	144
Tax benefit (provision)	21	(13)	—	(30)
Pension changes, net of tax	118	59	194	114
Other comprehensive income (loss), net of tax	23,975	24,800	(89)	(55,975)
Comprehensive income (loss)	$25,670	$(18,418)	$14,728	$(289,275)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$149,171	$152,423
Accounts receivable, net	85,065	48,995
Inventories, net	197,990	154,980
Income taxes receivable	5,334	4,957
Other current assets	24,586	22,301
Total current assets	462,146	383,656
Property, plant and equipment, net	503,086	522,124
Deferred income tax assets, net	27,940	30,860
Goodwill	—	—
Intangibles, net	93,942	110,796
Other non-current assets	61,241	61,889
Total assets	$1,148,355	$1,109,325
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$190,386	$151,839
Short-term debt	6,545	6,112
Accrued expenses	75,567	71,079
Income taxes payable	1,408	2,107
Total current liabilities	273,906	231,137
Long-term debt (less current portion)	617,212	625,492
Non-current income tax liabilities	7,682	7,635
Deferred income tax liabilities, net	4,680	9,104
Other non-current liabilities	74,476	76,426
Commitments and contingent liabilities (Note 17)
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized - 1,000,000 shares
Issued and outstanding – 150,000 shares outstanding at June 30, 2021 and December 31, 2020	189,364	179,387
European non-controlling redeemable equity	1,590	1,666
Shareholders’ equity (deficit):
Common stock, $0.01 par value
Authorized - 100,000,000 shares
Issued and outstanding – 26,107,462 and 25,591,930 shares at June 30, 2021 and December 31, 2020	98,236	95,247
Accumulated other comprehensive loss	(99,535)	(99,446)
Retained earnings	(19,256)	(17,323)
Total shareholders’ equity (deficit)	(20,555)	(21,522)
Total liabilities, mezzanine equity and shareholders’ equity (deficit)	$1,148,355	$1,109,325

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,817	$(233,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,970	48,316
Income tax, non-cash changes	(2,927)	(13,975)
Impairment of goodwill and indefinite-lived intangibles	—	193,641
Stock-based compensation	4,331	210
Amortization of debt issuance costs	2,731	2,261
Other non-cash items	(3,928)	(2,456)
Changes in operating assets and liabilities:
Accounts receivable	(37,231)	9,839
Inventories	(46,139)	17,053
Other assets and liabilities	15,894	1,186
Accounts payable	34,402	(31,276)
Income taxes	(987)	1,366
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	31,933	(7,135)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(20,551)	(22,761)
NET CASH USED IN INVESTING ACTIVITIES	(20,551)	(22,761)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,658	11,690
Repayments of debt	(2,129)	(24,066)
Proceeds from borrowings on revolving credit facility	—	213,825
Repayments of borrowings on revolving credit facility	—	(106,992)
Cash dividends paid	(6,736)	(6,767)
Financing costs paid and other	(4,307)	(4,938)
Payments related to tax withholdings for stock-based compensation	(1,342)	—
Finance lease payments	(645)	(547)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(13,501)	82,205
Effect of exchange rate changes on cash	(1,133)	496
Net (decrease) increase in cash and cash equivalents	(3,252)	52,805
Cash and cash equivalents at the beginning of the period	152,423	77,927
Cash and cash equivalents at the end of the period	$149,171	$130,732

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

(Unaudited)

For the six months ended June 30, 2020
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2019	25,128,158	$93,331	$9,951	$(5,571)	$(104,458)	$258,437	$251,690
Net loss	—	—	—	—	—	(233,300)	(233,300)
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	(29,999)	—	—	—	(29,999)
Change in defined benefit plans, net of taxes	—	—	—	114	—	—	114
Net foreign currency translation adjustment	—	—	—	—	(26,090)	—	(26,090)
Common stock issued, net of shares withheld for employee taxes	463,772	—	—	—	—	—	—
Stock-based compensation	—	210	—	—	—	—	210
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(15,755)	(15,755)
European non-controlling redeemable equity dividend	—	—	—	—	—	(46)	(46)
BALANCE AT JUNE 30, 2020	25,591,930	$93,541	$(20,048)	$(5,457)	$(130,548)	$9,336	$(53,176)

For the three months ended June 30, 2020
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT MARCH 31, 2020	25,474,477	$92,678	$(35,346)	$(5,516)	$(139,991)	$60,485	$(27,690)
Net loss	—	—	—	—	—	(43,218)	(43,218)
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	15,298	—	—	—	15,298
Change in defined benefit plans, net of taxes	—	—	—	59	—	—	59
Net foreign currency translation adjustment	—	—	—	—	9,443	—	9,443
Common stock issued, net of shares withheld for employee taxes	117,453	—	—	—	—	—	—
Stock-based compensation	—	863	—	—	—	—	863
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(7,905)	(7,905)
European non-controlling redeemable equity dividend	—	—	—	—	—	(26)	(26)
BALANCE AT JUNE 30, 2020	25,591,930	$93,541	$(20,048)	$(5,457)	$(130,548)	$9,336	$(53,176)

For the six months ended June 30, 2021
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2020	25,591,930	$95,247	$(1,738)	$(7,447)	$(90,261)	$(17,323)	$(21,522)
Net income	—	—	—	—	—	14,817	14,817
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	6,985	—	—	—	6,985
Change in defined benefit plans, net of taxes	—	—	—	194	—	—	194
Net foreign currency translation adjustment	—	—	—	—	(7,268)	—	(7,268)
Common stock issued, net of shares withheld for employee taxes	515,532	—	—	—	—	—	—
Stock-based compensation	—	2,989	—	—	—	—	2,989
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(16,712)	(16,712)
European non-controlling redeemable equity dividend	—	—	—	—	—	(38)	(38)
BALANCE AT JUNE 30, 2021	26,107,462	$98,236	$5,247	$(7,253)	$(97,529)	$(19,256)	$(20,555)

For the three months ended June 30, 2021
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT MARCH 31, 2021	25,947,462	$95,752	$(10,200)	$(7,371)	$(105,939)	$(12,504)	$(40,262)
Net income	—	—	—	—	—	1,695	1,695
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	15,447	—	—	—	15,447
Change in defined benefit plans, net of taxes	—	—	—	118	—	—	118
Net foreign currency translation adjustment	—	—	—	—	8,410	—	8,410
Common stock issued, net of shares withheld for employee taxes	160,000	—	—	—	—	—	—
Stock-based compensation	—	2,484	—	—	—	—	2,484
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(8,422)	(8,422)
European non-controlling redeemable equity dividend	—	—	—	—	—	(25)	(25)
BALANCE AT JUNE 30, 2021	26,107,462	$98,236	$5,247	$(7,253)	$(97,529)	$(19,256)	$(20,555)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

Superior Industries International, Inc.’s (referred herein as the “Company,” “Superior,” or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. We employ approximately 7,700 full-time employees, operating in eight manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and we believe we are the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels accounted for approximately 92 percent of our sales in the first six months of 2021 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Daimler AG Company (Mercedes-Benz, AMG, Smart), Ford, GM, Honda, Jaguar-Land Rover, Lucid Motors, Mazda, Nissan, PSA, Renault, Subaru, Stellantis, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We also sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs. We have determined that our North American and European operations should be treated as separate reportable segments as further described in Note 5, “Business Segments.”

Presentation of Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements, in our opinion, include all adjustments, of a normal and recurring nature, which are necessary for fair presentation of (i) the condensed consolidated statements of income (loss) for the three and six-month periods ended June 30, 2021 and June 30, 2020, (ii) the condensed consolidated statements of comprehensive income (loss) for the three and six-month periods ended June 30, 2021 and June 30, 2020, (iii) the condensed consolidated balance sheets at June 30, 2021 and December 31, 2020, (iv) the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2021 and June 30, 2020, and (v) the condensed consolidated statements of shareholders’ equity (deficit) for the three and six-month periods ended June 30, 2021 and June 30, 2020. This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto filed with the SEC in our 2020 Annual Report on Form 10-K.

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

Cash Paid for Interest and Taxes and Non-Cash Investing Activities

Cash paid for interest was $18.3 million and $21.5 million for the six months ended June 30, 2021 and June 30, 2020, respectively. Net cash paid for income taxes was $5.9 million and $5.4 million for the six months ended June 30, 2021 and June 30, 2020, respectively. As of June 30, 2021 and June 30, 2020, $7.8 million and $2.9 million, respectively, of equipment had been purchased but not yet paid and was included in accounts payable in our condensed consolidated balance sheets.

Accounting Standards Issued but Not Yet Adopted

Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires entities to use a new impairment model based on current expected credit losses (“CECL”) rather than incurred losses. Under CECL, estimated credit losses would incorporate relevant information about past events, current conditions and reasonable and supportable forecasts and any expected credit losses would be recognized at the time of sale. The Company is not required to adopt the standard until January 1, 2023. We are evaluating the impact this standard will have on our financial statements and disclosures.

NOTE 2 – REVENUE

The Company disaggregates revenue from contracts with customers into our reportable segments, North America and Europe. Revenues by segment for the three and six-month periods ended June 30, 2021 and June 30, 2020, respectively, are summarized in Note 5, “Business Segments.”

The opening and closing balances of the Company’s customer receivables and current and long-term contract liabilities balances are as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020	Change
Customer receivables	$77,001	$40,785	$36,216
Contract liabilities—current	7,376	8,249	(873)
Contract liabilities—noncurrent	11,264	13,106	(1,842)

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

The following tables categorize items measured at fair value as of June 30, 2021 and December 31, 2020:

		Fair Value Measurement at Reporting Date Using
June 30, 2021		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$12,770	$—	$12,770	$—
Total	$12,770	$—	$12,770	$—
Liabilities			.
Derivative contracts	$10,502	$—	$10,502	$—
Total	$10,502	$—	$10,502	$—

		Fair Value Measurement at Reporting Date Using
December 31, 2020		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$10,218	$—	$10,218	$—
Total	$10,218	$—	$10,218	$—
Liabilities
Derivative contracts	$15,259	$—	$15,259	$—
Total	$15,259	$—	$15,259	$—

Debt Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these instruments (Level 2). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below:

	June 30, 2021	December 31, 2020
(Dollars in thousands)
Estimated aggregate fair value	$632,197	$624,207
Aggregate carrying value (1)	632,941	643,184

(1)	Total debt excluding the impact of unamortized debt issuance costs.

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

The following tables display the fair value of derivatives by balance sheet line item at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$2,642	$6,404	$456	$2,147
Foreign exchange forward contracts not designated as hedging instruments	277	—	1,237	—
Aluminum forward contracts designated as hedging instruments	1,609	—	—	—
Natural gas forward contracts designated as hedging instruments	1,509	329	4	—
Interest rate swap contracts designated as hedging instruments	—	—	4,754	1,904
Total derivative financial instruments	$6,037	$6,733	$6,451	$4,051

	December 31, 2020
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$1,218	$6,531	$3,435	$2,645
Foreign exchange forward contracts not designated as hedging instruments	1,167	—	122	—
Aluminum forward contracts designated as hedging instruments	262	—	—	—
Natural gas forward contracts designated as hedging instruments	816	224	22	70
Interest rate swap contracts designated as hedging instruments	—	—	4,771	4,194
Total derivative financial instruments	$3,463	$6,755	$8,350	$6,909

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	June 30, 2021		December 31, 2020
	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$472,229	$6,443	$421,253	$1,669
Foreign exchange forward contracts not designated as hedging instruments	22,243	(960)	71,217	1,045
Aluminum forward contracts designated as hedging instruments	12,446	1,609	4,068	262
Natural gas forward contracts designated as hedging instruments	5,447	1,834	5,523	948
Interest rate swap contracts designated as hedging instruments	200,000	(6,658)	200,000	(8,965)
Total derivative financial instruments	$712,365	$2,268	$702,061	$(5,041)

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

The following tables summarize the gain or loss recognized in AOCI, the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the three and six months ended June 30, 2021 and 2020:

Three Months Ended June 30, 2021	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$15,447	$758	$1,638
Total	$15,447	$758	$1,638

Six Months Ended June 30, 2021	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$6,985	$319	$(1,266)
Total	$6,985	$319	$(1,266)

Three Months Ended June 30, 2020	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$15,298	$(3,980)	$1,692
Total	$15,298	$(3,980)	$1,692

Six Months Ended June 30, 2020	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$(29,999)	$(5,094)	$(3,747)
Total	$(29,999)	$(5,094)	$(3,747)

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

(Dollars in thousands)	Net Sales		Income (loss) from Operations
Three Months Ended	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
North America	$176,990	$58,916	$7,542	$(19,792)
Europe	170,474	85,919	7,978	(14,325)
	$347,464	$144,835	$15,520	$(34,117)

(Dollars in thousands)	Depreciation and Amortization		Capital Expenditures
Three Months Ended	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
North America	$9,499	$8,420	$3,447	$5,876
Europe	16,110	15,504	6,625	3,020
	$25,609	$23,924	$10,072	$8,896

(Dollars in thousands)	Net Sales		Income (loss) from Operations
Six Months Ended	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
North America	$368,961	$214,467	$25,383	$(13,683)
Europe	336,699	231,480	15,856	(203,449)
	$705,660	$445,947	$41,239	$(217,132)

(Dollars in thousands)	Depreciation and Amortization		Capital Expenditures
Six Months Ended	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
North America	$18,720	$17,225	$8,107	$12,436
Europe	32,250	31,091	12,444	10,325
	$50,970	$48,316	$20,551	$22,761

(Dollars in thousands)	Property, Plant and Equipment, net		Intangible Assets
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
North America	$209,016	$220,145	$—	$—
Europe	294,070	301,979	93,942	110,796
	$503,086	$522,124	$93,942	$110,796

(Dollars in thousands)	Total Assets
	June 30, 2021	December 31, 2020
North America	$494,285	$479,873
Europe	654,070	629,452
	$1,148,355	$1,109,325

Geographic information

Net sales and long-lived assets by location are as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales:
U.S.	$1,549	$3,619	$2,819	$19,796
Mexico	175,441	55,297	366,142	194,671
Germany	62,511	33,726	123,398	83,764
Poland	107,963	52,193	213,301	147,716
Consolidated net sales	$347,464	$144,835	$705,660	$445,947

(Dollars in thousands)			Property, Plant and Equipment, net
			June 30, 2021	December 31, 2020
U.S.			$4,343	$7,324
Mexico			204,673	212,821
Germany			82,527	82,162
Poland			211,543	219,817
Property, plant and equipment, net			$503,086	$522,124

NOTE 6 - INVENTORIES

	June 30, 2021	December 31, 2020
(Dollars in thousands)
Raw materials	$48,401	$46,712
Work in process	64,054	45,394
Finished goods	85,535	62,874
Inventories, net	$197,990	$154,980

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $10.3 million and $12.1 million at June 30, 2021 and December 31, 2020, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

	June 30, 2021	December 31, 2020
(Dollars in thousands)
Land and buildings	$148,579	$149,295
Machinery and equipment	873,928	899,764
Leasehold improvements and others	14,296	14,912
Construction in progress	44,983	46,718
	1,081,786	1,110,689
Accumulated depreciation	(578,700)	(588,565)
Property, plant and equipment, net	$503,086	$522,124

Depreciation expense for the three and six months ended June 30, 2021 was $18.9 million and $37.6 million, respectively.

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

Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets and goodwill as of June 30, 2021 and December 31, 2020.

As of June 30, 2021	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$—	$(7,577)	$322	$1,745	1-2
Technology	15,000	—	(12,628)	537	2,909	2
Customer relationships	167,000	—	(85,132)	7,420	89,288	2-7
Total finite	191,000	—	(105,337)	8,279	93,942
Trade names	14,000	(13,772)	—	(228)	—	Indefinite
Total intangibles	$205,000	$(13,772)	$(105,337)	$8,051	$93,942

As of December 31, 2020	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$—	$(6,615)	$399	$2,784	2-3
Technology	15,000	—	(11,024)	666	4,642	1-3
Customer relationships	167,000	—	(74,322)	10,692	103,370	3-8
Total finite	191,000	—	(91,961)	11,757	110,796
Trade names	14,000	(13,772)	—	(228)	—	Indefinite
Total intangibles	$205,000	$(13,772)	$(91,961)	$11,529	$110,796

Year Ended December 31, 2020	Beginning Balance					Ending Balance
	Gross	Accumulated Impairment	Net Balance	Impairment	Currency Translation	Gross	Accumulated Impairment	Net Balance
(Dollars in thousands)
Goodwill	$284,337	$(99,505)	$184,832	$(182,602)	$(2,230)	$282,107	$(282,107)	$—

Amortization expense for these intangible assets was $6.7 million and $6.1 million for the three months ended June 30, 2021 and 2020, respectively. Amortization expense for the six months ended June 30, 2021 and 2020 was $13.4 million and $12.2 million, respectively. The anticipated annual amortization expense for these intangible assets is $26.5 million for 2021, $23.5 million for 2022 and $21.4 million for 2023 and 2024 and $10.5 million for 2025.

NOTE 9 – DEBT

A summary of long-term debt and the related weighted average interest rates is shown below:

	June 30, 2021 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$349,200	$(5,251)	$343,949	4.1%
6.00% Senior Notes	258,224	(3,933)	254,291	6.0%
European CapEx Loans	22,212	—	22,212	2.3%
Finance Leases	3,305	—	3,305	2.8%
	$632,941	$(9,184)	623,757
Less: Current portion			(6,545)
Long-term debt			$617,212

	December 31, 2020 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$349,200	$(7,155)	$342,045	4.1%
6.00% Senior Notes	266,928	(4,425)	262,503	6.0%
European CapEx Loans	23,668	—	23,668	2.3%
Finance Leases	3,388	—	3,388	3.0%
	$643,184	$(11,580)	631,604
Less: Current portion			(6,112)
Long-term debt			$625,492

(1)	Unamortized portion

Senior Notes

On June 15, 2017, the Company issued €250.0 million aggregate principal amount of 6.00 percent Senior Notes (“Notes”) due June 15, 2025. Interest on the Notes is payable semiannually, on June 15 and December 15. The Company may redeem the Notes, in whole or in part, on or after June 15, 2021 at a redemption price of 101.5 percent and on or after June 15, 2022 at a redemption price of 100 percent, in each case plus any accrued and unpaid interest as of the applicable redemption date. If we experience a change of control or sell certain assets, the Company may be required to offer to purchase the Notes from the holders. The Notes are senior unsecured obligations ranking equally in right of payment with all of its existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness. The Notes are effectively subordinated in right of payment to the existing and future secured indebtedness of the Company, including the Senior Secured Credit Facilities (as defined below), to the extent of the assets securing such indebtedness.

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

The indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal, premium, if any, and interest, when due; (ii) failure for 60 days to comply with  any  obligations, covenants or agreements in the indenture after receipt of written notice from the Bank of New York Mellon, London Branch (“the Trustee”) or holders of at least 30 percent in principal amount of the then outstanding Notes of such failure (other than defaults referred to in the foregoing clause (i)); (iii) default under any mortgage, indenture or instrument for money borrowed by the Company or certain of its subsidiaries, (iv) a failure to pay certain judgments; and (iv) certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Trustee or holders of at least 30 percent in principal amount of the then outstanding Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. These events of default are subject to several important qualifications, limitations and exceptions that are described in the indenture. As of June 30, 2021, the Company was in compliance with all covenants under the indenture governing the Notes.

Senior Secured Credit Facilities

On March 22, 2017, the Company entered into a senior secured credit agreement (“Credit Agreement”) with certain banks and other lenders. The Credit Agreement consisted of a $400.0 million senior secured term loan facility (“Term Loan Facility”), which matures on May 23, 2024, and a $160.0 million revolving credit facility originally maturing on May 23, 2022 (the “Revolving Credit Facility”), together with the Term Loan Facility, the USD Senior Secured Credit Facilities (“USD SSCF”). On May 3, 2021, the Company extended the term of the Revolving Credit Facility under its USD SSCF and reduced the commitment under the facility from $160.0 million to $132.5 million, with $25.0 million of the commitment maturing May 23, 2022 and the remaining $107.5 million maturing October 31, 2023. The extension was treated as a modification of the revolving credit facility and the related debt issuance costs have been recognized as a deferred charge in other non-current assets and are being amortized ratably over the remaining term of the extended facility.

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

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) LIBOR for the relevant interest period, with a floor of 0.00 percent per annum, plus the applicable rate or (b) a base rate, with a floor of 0.00 percent, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the federal funds effective rate plus 0.50 percent and (3) LIBOR for an interest period of one month plus 1.00 percent, in each case, plus the applicable rate. The applicable rates for borrowings under the Revolving Credit Facility are based upon the First Lien Net Leverage Ratio effective for the preceding quarter, with LIBOR applicable rates ranging between 3.50 percent and 3.00 percent, currently 3.25 percent, and base rate applicable rates ranging between 2.50 percent and 2.00 percent, currently 2.25 percent. Commitment fees for the unused commitment under the Revolving Credit Facility are also based upon the First Lien Net Leverage Ratio, effective for the preceding quarter, and range between 0.50 percent and 0.25 percent for the commitment maturing May 23, 2022, currently 0.375 percent, and between 0.625 percent and 0.375 percent for the remaining commitment maturing October 31, 2023, currently 0.50 percent. Commitment fees are included in interest expense.

As of June 30, 2021, the Company had repaid $50.8 million under the Term Loan Facility resulting in a balance of $349.2 million. In addition, the Company had no borrowings outstanding under the Revolving Credit Facility, outstanding letters of credit of $4.8 million and available unused commitments under this facility of $127.7 million as of June 30, 2021.

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

Covenants

The Credit Agreement contains a number of restrictive covenants that, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends, distributions or other restricted payments, or repurchase our capital stock. The Credit Agreement also restricts our ability to prepay, redeem, or repurchase any subordinated indebtedness, enter into agreements which limit our ability to incur liens on our assets or that restrict the ability of restricted subsidiaries to pay dividends or make other restricted payments to us, and enter into certain transactions with our affiliates. Solely with respect to the Revolving Credit Facility, the Credit Agreement also requires a Total Net Leverage Ratio (calculated as defined in the Credit Agreement) of not more than 4.5 to 1.0 as of each fiscal quarter-end.

In addition, the Credit Agreement contains customary default provisions, representations and warranties and other covenants. The Credit Agreement also contains a provision permitting the Lenders to accelerate the repayment of all loans outstanding under the USD SSCF during an event of default. As of June 30, 2021, the Company was in compliance with all covenants under the Credit Agreement.

European Debt

In connection with the acquisition of UNIWHEELS AG, the Company assumed $70.7 million of outstanding debt. At June 30, 2021, $8.7 million of the assumed debt remained outstanding. This debt matures March 31, 2024 and is collateralized by financed equipment, guaranteed by Superior and bears interest at 2.2 percent. Covenants under the loan agreement include a default provision for non-payment, as well as a material adverse change default provision pursuant to which the lender could accelerate the loan maturity. As of June 30, 2021, the Company was in compliance with all covenants under the loan agreement.

During the second quarter of 2021, the Company amended its European Revolving Credit Facility (“EUR SSCF”), extending the term to May 22, 2023 and increasing the applicable margin and commitment fees, while maintaining the €60.0 million commitment. All other terms of the EUR SSCF remained unchanged. At June 30, 2021, the Company had no borrowings outstanding, outstanding letters of credit of $0.5 million (€0.4million) and available unused commitments under this facility of $70.9 million (€59.6 million). The EUR SSCF bears interest at Euribor (with a floor of 0.00 percent) plus a margin (ranging from 2.05 percent to 3.50 percent based on the net debt leverage ratio of Superior Industries Europe AG and its wholly owned subsidiaries, collectively “Superior Europe AG”), currently 2.05 percent. The annual commitment fee for unused commitments (ranging from 0.625 percent to 1.225 percent based on the net debt leverage ratio of Superior Europe AG) is currently 0.625 percent per annum. In addition, a management fee is assessed equal to 0.07 percent of borrowings outstanding at each month end. The commitment fee is included in interest expense. Superior Europe AG has pledged substantially all of its assets, including land and buildings, receivables, inventory, and other moveable assets (other than collateral associated with equipment loans) as collateral under the EUR SSCF.

The EUR SSCF is subject to a number of restrictive covenants that, among other things, restrict, subject to certain exceptions, the ability of  Superior Europe AG to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends or distributions, or repurchase our capital stock, prepay, redeem, or repurchase any subordinated indebtedness, and enter into agreements which limit our ability to incur liens on our assets. In addition, the EUR SSCF includes an annual pay down provision requiring outstanding balances to be repaid but not reborrowed for a period of three business days and a material adverse change default provision pursuant to which the lender could accelerate the loan maturity. At June 30, 2021, Superior Europe AG was in compliance with all covenants under the EUR SSCF.

The balance of certain post-acquisition equipment loans was $13.5 million as of June 30, 2021. The loans bear interest at 2.3 percent, mature September 30, 2027 and require quarterly principal and interest payments. The loans are secured with liens on the financed equipment and are subject to covenants that, among other things, include a material adverse change default provision pursuant to which the lender could accelerate the loan maturity, as well as a provision that restricts the ability of Superior Europe AG to reduce its ownership interest in Superior Industries Production Germany GmbH, its wholly-owned subsidiary and the borrower under the loan. The Company drew down €10.6 million on these equipment loans in the first quarter of 2020 and drew the remaining €1.4 million in the first quarter of 2021. Quarterly installment payments of $0.5 million (€0.4 million) under the loan agreements began in June of 2021. At June 30, 2021, the Company was in compliance with all covenants under the loans.

Debt maturities as of June 30, 2021, which are due in the next five years and thereafter, are as follows:

(Dollars in thousands)
Debt Maturities	Amount
Six remaining months of 2021	$3,374
2022	6,450
2023	6,031
2024	352,418
2025	260,563
Thereafter	4,105
Total debt liabilities	$632,941

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

The redeemable preferred stock is convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $28.162. The redeemable preferred stock accrues dividends at a rate of 9.0 percent per annum, payable at our election either in-kind or in cash and is also entitled to participate in dividends on common stock in an amount equal to that which would have been due had the shares been converted into common stock.

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

The difference between the redemption value of the redeemable preferred stock and the carrying value (the “premium”) is being accreted over the period from the date of issuance through September 14, 2025 using the effective interest method. The accretion is treated as a deemed dividend, recorded as a charge to retained earnings and deducted in computing earnings per share (analogous to the treatment for stated and participating dividends paid on the redeemable preferred stock). The cumulative premium accretion as of June 30, 2021 and December 31, 2020 was $53.9 million and $43.9 million, respectively, resulting in adjusted redeemable preferred stock balances of $189.4 million and $179.4 million, respectively.

NOTE 11 – EUROPEAN NON-CONTROLLING REDEEMABLE EQUITY

On May 30, 2017, the Company acquired 92.3 percent of the outstanding shares of UNIWHEELS AG. Subsequently, the Company commenced a delisting and associated tender offer for the remaining shares. On January 17, 2018, the Company entered into a Domination and Profit and Loss Transfer agreement (“DPLTA”) retroactively effective as of January 1, 2018 pursuant to which we offered to purchase the remaining outstanding shares at €62.18. This price may be subject to change based on appraisal proceedings initiated by the minority shareholders which have not yet been concluded. The Company must also pay an annual dividend of €3.23 as long as the DPLTA is in effect. For any shares tendered prior to the annual dividend payment, we must pay interest at a statutory rate, currently 4.12 percent, in place of the dividend. As a result of purchases pursuant to the tender offer and the DPLTA, the Company has increased its ownership to 99.9 percent as of June 30, 2021. The following table summarizes the European non-controlling redeemable equity activity through the period ended June 30, 2021:

(Dollars in thousands)
Balance at December 31, 2019	$6,525
Dividends accrued	205
Dividends paid	(46)
Translation adjustment	2
Purchase of shares	(5,020)
Balance at December 31, 2020	1,666
Dividends accrued	38
Dividends paid	(3)
Translation adjustment	(53)
Purchase of shares	(58)
Balance at June 30, 2021	$1,590

NOTE 12 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss), after deducting preferred dividends and accretion and European non-controlling redeemable equity dividends, by the weighted average number of common shares outstanding. For purposes of calculating diluted earnings per share, the weighted average shares outstanding includes the dilutive effect of outstanding stock options and time and performance based restricted stock units under the treasury stock method. The redeemable preferred shares discussed in Note 10, “Redeemable Preferred Stock” have not been included in the diluted earnings per share because the inclusion of such shares on an as converted basis would be anti-dilutive for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
(Dollars in thousands, except per share amounts)
Basic Earnings Per Share:
Net income (loss)	$1,695	$(43,218)	$14,817	$(233,300)
Less: Redeemable preferred stock dividends and accretion	(8,422)	(7,905)	(16,712)	(15,755)
Less: European non-controlling redeemable equity dividend	(25)	(26)	(38)	(46)
Basic numerator	$(6,752)	$(51,149)	$(1,933)	$(249,101)
Basic loss per share	$(0.26)	$(2.00)	$(0.07)	$(9.81)
Weighted average shares outstanding – Basic	25,974	25,562	25,841	25,403
Diluted Earnings Per Share:
Net income (loss)	$1,695	$(43,218)	$14,817	$(233,300)
Less: Redeemable preferred stock dividends and accretion	(8,422)	(7,905)	(16,712)	(15,755)
Less: European non-controlling redeemable equity dividend	(25)	(26)	(38)	(46)
Diluted numerator	$(6,752)	$(51,149)	$(1,933)	$(249,101)
Diluted loss per share	$(0.26)	$(2.00)	$(0.07)	$(9.81)
Weighted average shares outstanding – Basic	25,974	25,562	25,841	25,403
Dilutive effect of common share equivalents	—	—	—	—
Weighted average shares outstanding – Diluted	25,974	25,562	25,841	25,403

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

The income tax provision for the three and six months ended June 30, 2021 was $0.9 million and $1.7 million, respectively, on pre-tax income of $2.6 million and $16.5 million, resulting in effective income tax rates of 35.2 percent and 10.4 percent, respectively. The effective income tax rate for the three months ended June 30, 2021 differs from the statutory rate primarily due to U.S. valuation allowances and the mix of earnings among tax jurisdictions, partially offset by a favorable adjustment to a tax credit. The effective income tax rate for the six months ended June 30, 2021 differs from the statutory rate primarily due to a favorable adjustment to a tax credit and the reversal of an uncertain tax position, partially offset by the mix of earnings among tax jurisdictions and U.S. valuation allowances.

The income tax benefit for the three and six months ended June 30, 2020 was $3.8 million and $7.2 million, respectively, on pre-tax losses of $47.0 million and $240.5 million, resulting in effective income tax rates of 8.0 percent and 3.0 percent, respectively. The effective income tax rate for the three months ended June 30, 2020 differed from the statutory rate primarily due to the mix of earnings among tax jurisdictions partially offset by the recognition of a valuation allowance on non-deductible interest. The effective income tax rate for the six months ended June 30, 2020 was lower than the statutory rate primarily due to the mix of earnings among tax jurisdictions and the impairment of goodwill for which there is no corresponding tax benefit, partially offset by the recognition of a valuation allowance on non-deductible interest.

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

The Company has operating and finance leases for office facilities, a data center and certain equipment. The remaining terms of our leases range from over one year to eight years. Certain leases include options to extend the lease term for up to ten years, as well as options to terminate which have been excluded from the term of the lease since exercise of these options is not reasonably certain.

Lease expense and cash flow for the three and six months ended June 30, 2021 and 2020 and operating and finance lease assets and liabilities, average lease term and average discount rate as of June 30, 2021 and December 31, 2020 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
(Dollars in thousands)
Lease Expense
Finance lease expense:
Amortization of right-of-use assets	$350	$290	$671	$644
Interest on lease liabilities	23	20	45	42
Operating lease expense	791	835	1,648	1,680
Total lease expense	$1,164	$1,145	$2,364	$2,366

Cash Flow Components
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from finance leases	$23	$20	$45	$42
Operating cash outflows from operating leases	871	873	1,803	1,764
Financing cash outflows from finance leases	357	255	645	547
Right-of-use assets obtained in exchange for finance lease liabilities, net of terminations and disposals	79	72	835	220
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations and disposals	56	215	208	280

			June 30, 2021	December 31, 2020
(Dollars in thousands, except lease term and discount rate)
Balance Sheet Information
Operating leases:
Other non-current assets			$12,245	$13,598
Accrued liabilities			$(2,613)	$(2,868)
Other non-current liabilities			(10,257)	(11,513)
Total operating lease liabilities			$(12,870)	$(14,381)

Finance leases:
Property, plant and equipment gross			$6,938	$5,735
Accumulated depreciation			(3,990)	(3,319)
Property, plant and equipment, net			$2,948	$2,416
Current portion of long-term debt			$(1,188)	$(1,113)
Long-term debt (less current portion)			(2,117)	(2,275)
Total finance lease liabilities			$(3,305)	$(3,388)

Lease Term and Discount Rates
Weighted-average remaining lease term - finance leases (years)			3.5	3.9
Weighted-average remaining lease term - operating leases (years)			5.4	6.1
Weighted-average discount rate - finance leases			2.8%	3.0%
Weighted-average discount rate - operating leases			3.7%	3.8%

Summarized future minimum payments under our leases as of June 30, 2021 are as follows:

	Amount
(Dollars in thousands)
Lease Maturities	Finance Leases	Operating Leases
Six remaining months of 2021	$696	$1,589
2022	1,093	2,838
2023	675	2,472
2024	241	2,228
2025	155	2,171
Thereafter	605	2,834
Total	3,465	14,132
Less: Imputed interest	(160)	(1,262)
Total lease liabilities, net of interest	$3,305	$12,870

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

For the six months ended June 30, 2021, payments to retirees or their beneficiaries totaled approximately $0.7 million. We presently anticipate benefit payments in 2021 to total approximately $1.4 million. The following table summarizes the components of net periodic pension cost for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
(Dollars in thousands)
Interest cost	$206	$251	$412	$502
Net amortization	97	72	194	144
Net periodic pension cost	$303	$323	$606	$646

NOTE 16 - STOCK-BASED COMPENSATION

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “Plan”) was approved by stockholders in May 2018, authorizing us to issue up to 4.35 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants. In May 2021, the stockholders approved an amendment to the Plan that, among other things, increased the authorized shares by 2 million. At June 30, 2021, there were 1.3 million shares available for future grants under this Plan. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

Under the terms of the Plan, each year eligible participants are granted time value restricted stock units (“RSUs”), vesting ratably over a three-year period, and performance restricted stock units (“PSUs”), with three-year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the Company’s common stock, with accrued dividends.

Restricted stock unit and restricted performance stock unit activity for the six months ended June 30, 2021 is summarized in the following table:

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price
Balance at December 31, 2020	1,213,667	$3.59	2,176,290	$4.88	24,000	$20.39
Granted	411,291	5.94	653,438	8.41	—	—
Settled	(548,504)	3.37	(193,778)	5.45	—	—
Forfeited or expired	(32,525)	8.13	(151,369)	12.61	(15,000)	22.57
Balance at June 30, 2021	1,043,929	$4.49	2,484,581	$6.67	9,000	$16.76

Awards estimated to vest in the future	987,615	$4.55	2,200,512	$6.78	9,000	$16.76

Stock-based compensation expense for the three months ended June 30, 2021 and 2020 was $2.5 million and $0.9 million, respectively. Stock-based compensation for the six months ended June 30, 2021 and 2020 was $4.3 million and $0.7 million, respectively. The higher expense for the three and six months ended June 30, 2021 was primarily attributable to the modification of the 2019 and 2020 PSU awards, substituting budgeted amounts for actual performance for the second quarter of 2020 (one of twelve quarters in the respective performance periods), to offset the impact of COVID-19. This increased stock-based compensation for the three and six months ended June 30, 2021 by $1.2 million and $2.3 million, respectively. In addition, 2020 stock-based compensation was lower due to the first quarter 2020 reversal of $1.2 million of previously accrued expense as a result of lower expected performance achievement, in light of the global pandemic. Unrecognized stock-based compensation expense related to non-vested awards of $15.2 million is expected to be recognized over a weighted average period of approximately 1.9 years as of June 30, 2021.

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

NOTE 18 – RECEIVABLES FACTORING

The Company sells certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash provided by operating activities. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes. During the three months ended June 30, 2021 and 2020, the Company sold trade receivables totaling $197.3 million and $67.7 million, respectively, and incurred factoring fees of $0.5 million and $0.2 million, respectively. During the six months ended June 30, 2021 and 2020, the Company sold trade receivables totaling $384.0 million and $137.6 million, respectively, and incurred factoring fees of $1.0 million and $0.4 million, respectively. As of June 30, 2021 and December 31, 2020, receivables of $100.1 million and $96.6 million, respectively, had been factored and had not yet been paid by customers to the respective financial institutions. The collective limit under our factoring arrangements as of June 30, 2021 was $129.0 million. The collective limit under our factoring arrangements as of December 31, 2020 was $132.0 million.

NOTE 19 – RESTRUCTURING

During the quarter ended June 30, 2020, the Company decided to discontinue the manufacture and sale of high performance aftermarket wheels for the automotive racing market segment. The Company incurred a total non-cash charge of $3.4 million, including $2.8 million recorded in cost of sales, comprised of $1.3 million relating to write-downs of certain after-market inventory to salvage value, $1.0 million of employee severance costs and $0.5 million in contract terminations and other costs, as well as a $0.6 million non-cash charge recorded in selling, general and administrative expense related to non-production employee severance costs. In addition, during the six-month period ended December 31, 2020, we recognized an additional $0.7 million of severance costs, including charges to costs of sales of $0.4 million and selling, general and administrative expense of $0.3 million. As of June 30, 2021, $0.1 million of the restructuring severance accrual remains.

During the third quarter of 2019, the Company initiated a plan to significantly reduce production and manufacturing operations at its Fayetteville, Arkansas location. As a result, the Company recognized a non-cash charge of $13.0 million in cost of sales, principally comprised of accelerated depreciation for excess equipment and the write-down of certain supplies inventory to net salvage value. In addition, relocation costs for redeployment of machinery and equipment of $1.8 million were recognized in the fourth quarter of 2019. During 2020, we recognized additional charges to cost of sales of $3.3 million, principally related to relocation costs for redeployment of machinery and equipment. During the three and six months ended June 30, 2021, we recognized additional relocation costs in cost of sales for redeployment of machinery and equipment of $0.7 million and $1.5 million, respectively. As of June 30, 2021, $0.2 million of the restructuring severance accrual remains. On July 15, 2021, the Company consummated the sale of the Fayetteville facility for a net sale price of $7.6 million, including $0.5 million which was deposited to escrow pending satisfactory completion of certain site repairs and remediation. The net sale price will be more than sufficient to recover the carrying value of the facility and the resulting gain will be recognized upon closing and classified as a part of selling, general and administrative expenses.

NOTE 20 – SUBSEQUENT EVENT

Production at our Werdohl Germany manufacturing site was temporarily halted due to flooding at the plant on July 14, 2021. On July 16th, operations at this facility were restarted, with the exception of a painting line and certain machining cells. We have property and business interruption insurance coverage, each with a deductible of $2.5 million. We are in the process of determining the ultimate cost associated with this event.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have included or incorporated by reference in this Quarterly Report on Form 10-Q (including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and from time to time our management may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Act of 1934. These forward-looking statements are based upon management’s current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, the impact of COVID-19 on our future business, results, operation and prospects, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and potential liability for environmental-related matters. Any statement that is not historical in nature is a forward-looking statement and may be identified using words and phrases such as “expects”, “anticipates”, “believes”, “will”, “will likely result”, “will continue”, “plans to” and similar expressions. These statements include our belief regarding general automotive industry and market conditions and growth rates, as well as general domestic and international economic conditions.

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

Executive Overview

Overview of Superior

Superior Industries International, Inc.’s (referred herein as the “Company”, “Superior”, or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. We employ approximately 7,700 full-time employees, operating in eight manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and we believe we are the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels accounted for approximately 92 percent of our sales in the first six months of 2021 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Daimler AG Company (Mercedes-Benz, AMG, Smart), Ford, GM, Honda, Jaguar-Land Rover, Lucid Motors, Mazda, Nissan, PSA, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We also sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs.

Demand for our products is primarily driven by the production of light vehicles in North America and Europe and customer take rates on specific vehicle platforms that we serve and wheel SKUs that we produce. The majority of our customers’ wheel programs are awarded two to four years in advance. Our purchase orders with OEMs are typically specific to a particular vehicle model.

GM, VW Group and Ford were our only customers individually accounting for 10 percent or more of our consolidated sales for the three and six months ended June 30, 2021 and 2020. Our sales to these customers in 2021 and 2020 were as follows:

Three months ended	June 30, 2021		June 30, 2020
(Dollars in millions)	Percent of Sales	Dollars	Percent of Sales	Dollars
GM	27%	$93.4	18%	$27.4
VW Group	16%	$53.8	19%	$28.6
Ford	10%	$30.9	10%	$12.9

Six months ended	June 30, 2021		June 30, 2020
(Dollars in millions)	Percent of Sales	Dollars	Percent of Sales	Dollars
GM	27%	$187.5	22%	$100.1
VW Group	15%	$108.0	16%	$72.5
Ford	11%	$80.0	12%	$52.3

Effect of COVID-19 Pandemic

In 2020, the COVID-19 pandemic introduced significant volatility in the financial markets and had a widespread adverse effect on the automotive industry.

While navigating through this period of volatility and uncertainty, Superior’s top priorities were:

•	Ensuring the health and safety of our employees
•	Maintaining the financial health of the Company, and
•	Serving our customers.

In order to ensure the health and safety of our employees globally and respond to the then current industry production environment, we closed production at our European facilities in late March 2020. In North America, our manufacturing operations ceased production in early April 2020. The Company reopened all of its facilities by June 1, 2020, in line with industry demand and finished goods levels, and in accordance with local government requirements. As a result, COVID-19 had a significant adverse effect on our business, results of operations and financial condition in 2020, but this effect had largely subsided by the end of the year.

Based on recent IHS production forecasts, full-year 2021 industry volumes are expected to be up 10.6 percent in our key regions (12.3 percent in North America and 8.9 percent in Western and Central Europe) as compared to 2020, but 13.8 percent lower than 2019 (down 10.4 percent in North America and 16.9 percent in Europe). We are continuing to monitor the recent resurgence of the virus, including the emergence of new virus strains, in certain U.S. states and countries in which we operate, the progress of the vaccination deployment and supply chain shortages affecting the automotive industry (including semiconductors, electric vehicle batteries, shipping containers, steel, resin and foam), as well as the impact of these developments on OEM production plans for the year.

Sustainability

All Superior manufacturing plants have implemented Environmental Management Systems that are ISO14001 certified and are subject to annual audits by an independent third party.  In 2019, we assessed the product carbon footprint of our European operations for the first time based on the Greenhouse Gas Protocol, and we assessed the carbon footprint for our operations globally in connection with our UN Global Compact Sustainability Report published in June 2021. These assessments can help us identify potential opportunities to reduce fuel consumption and greenhouse gas emissions. In this regard, our research and development team is focused on developing automotive light weighting solutions such as our patented Alulite™ technology which will assist in reducing our customers’ carbon footprint. Superior is committed to reducing natural gas, electricity and water consumption and solid waste and air emissions at all of our facilities globally. We are also collaborating with our suppliers regarding sustainability practices throughout their supply chains.

Overview of the Second Quarter of 2021

The following charts show the operational performance in the quarter ended June 30, 2021 in comparison to the quarter ended June 30, 2020 ($ in millions):

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

Results of Operations

	Three Months Ended
	June 30, 2021	June 30, 2020	Net Change
(Dollars in thousands, except per share data)
Net sales
North America	$176,990	$58,916	$118,074
Europe	170,474	85,919	84,555
Net sales	347,464	144,835	202,629
Cost of sales	314,844	167,676	(147,168)
Gross profit (loss)	32,620	(22,841)	55,461
Percentage of net sales	9.4%	(15.8)%	25.2%
Selling, general and administrative	17,100	11,276	(5,824)
Income (loss) from operations	15,520	(34,117)	49,637
Percentage of net sales	4.5%	(23.6)%	28.1%
Interest expense, net	(10,486)	(12,184)	1,698
Other expense, net	(2,420)	(670)	(1,750)
Income tax (provision) benefit	(919)	3,753	(4,672)
Net income (loss)	$1,695	$(43,218)	$44,913
Percentage of net sales	0.5%	(29.8)%	30.3%
Diluted loss per share	$(0.26)	$(2.00)	$1.74
Value added sales (1)	$195,474	$84,284	$111,190
Adjusted EBITDA (2)	$44,645	$(3,696)	$48,341
Percentage of net sales	12.8%	(2.6)%	15.4%
Percentage of value added sales	22.8%	(4.4)%	27.2%
Unit shipments in thousands	4,178	2,068	2,110

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

Shipments

Wheel unit shipments were 4.2 million for the second quarter of 2021 compared to unit shipments of 2.1 million in the prior year period, an increase of 102.0 percent. The increase was driven by higher volumes in both regions due to the 2020 shutdowns at our key OEM customers in response to the COVID-19 pandemic.

Net Sales

Net sales for the second quarter of 2021 were $347.5 million, compared to net sales of $144.8 million for the same period in 2020. The increase in the quarter was driven by higher volumes in both regions due to 2020 shutdowns at key OEM customers in response to the COVID-19 pandemic, stronger product mix in both North America and Europe, as well as favorable EURO foreign exchange.

Cost of Sales

Cost of sales were $314.8 million for the second quarter of 2021 compared to cost of sales of $167.7 million for the same period in 2020. The increase was principally driven by higher volumes in both regions due to reduced prior period North American and European manufacturing costs resulting from OEM customer and Superior production shutdowns in response to the COVID-19 pandemic.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2021 were $17.1 million compared to SG&A expense of $11.3 million for same period in 2020.  The increase in SG&A expenses is principally due to lower prior period compensation and benefit expense resulting from cost savings actions taken in response to the COVID-19 OEM and Superior production shutdowns.

Net Interest Expense

Net interest expense for the second quarter of 2021 was $10.5 million compared to net interest expense of $12.2 million for same period in 2020. The decrease was primarily due to lower interest rates on the Term Loan Facility in 2021 and elevated borrowings under our revolving lines of credit during the second quarter of 2020.

Other Income (Expense)

Other expense was $2.4 million for the second quarter of 2021 compared to $0.7 million for the same period in 2020. The current year expense is primarily attributable to an increase in the preferred stock embedded derivative liability due to the increase in the Company’s stock price.

Income Tax (Provision) Benefit

The income tax provision for the second quarter of 2021 was $0.9 million on a pre-tax income of $2.6 million, representing an effective income tax rate of 35.2 percent. This differs from the statutory rate primarily due to U.S. valuation allowances and the mix of earnings among tax jurisdictions, partially offset by a favorable adjustment to a tax credit. The income tax benefit for the second quarter of 2020 was $3.8 million on a pre-tax loss of $47.0 million, representing an effective income tax rate of 8.0 percent. This was lower than the statutory rate primarily due to the mix of earnings among tax jurisdictions, partially offset by the recognition of a valuation allowance on non-deductible interest.

Net Income (Loss)

Net income for the second quarter of 2021 was $1.7 million, or a loss of $0.26 per diluted share, compared to a net loss of $43.2 million, or a loss of $2.00 per diluted share, for the same period in 2020.

Segment Sales and Income from Operations

	Three Months Ended
	June 30, 2021	June 30, 2020	Change
(Dollars in thousands)
Selected data
Net sales
North America	$176,990	$58,916	$118,074
Europe	170,474	85,919	84,555
Total net sales	$347,464	$144,835	$202,629
Income (loss) from operations
North America	$7,542	$(19,792)	$27,334
Europe	7,978	(14,325)	22,303
Total income (loss) from operations	$15,520	$(34,117)	$49,637

North America

Net sales for our North American segment for the second quarter of 2021 increased 200.4 percent, compared to the same period in 2020 predominantly due to a 150.3 percent increase in unit volumes along with stronger product mix and higher aluminum prices. For the second quarter of 2021, North American sales were almost exclusively from Mexico, which compares to U.S. sales of 6.1 percent and Mexico sales of 93.9 percent for the same period of the prior year. The change in North American sales by country is due to discontinuation of manufacturing activities at our Fayetteville, Arkansas location. North American segment income (loss) from operations for the second quarter of 2021 was higher than the same period of the prior year, principally due to higher volumes and improved manufacturing performance, as well as stronger product mix, partially offset by increased compensation expense.

Europe

Net sales for our European segment for the second quarter of 2021 increased 98.4 percent, compared to the same period in 2020 predominantly due to a 68.9 percent increase in unit volumes along with stronger product mix and favorable foreign exchange.  European segment sales in Germany and Poland were 36.7 percent and 63.3 percent, respectively, for the second quarter of 2021, which compares to 39.3 percent and 60.7 percent for the same period of the prior year. European segment income from operations for the second quarter of 2021 was higher than the same period of the prior year, principally due to higher volumes and improved manufacturing performance, as well as stronger product mix and favorable foreign exchange, partially offset by increased compensation expense.

Overview of the First Half of 2021

The following chart shows the operational performance in the six months ended June 30, 2021 in comparison to the six months ended June 30, 2020 ($ in millions):

Results of Operations

	Six Months Ended
	June 30, 2021	June 30, 2020	Net Change
(Dollars in thousands, except per share data)
Net sales
North America	$368,961	$214,467	$154,494
Europe	336,699	231,480	105,219
Net sales	705,660	445,947	259,713
Cost of sales	630,000	445,627	184,373
Gross profit	75,660	320	75,340
Percentage of net sales	10.7%	0.1%	10.6%
Selling, general and administrative	34,421	23,811	(10,610)
Impairment of goodwill and indefinite-lived intangibles	—	193,641	193,641
Income (loss) from operations	41,239	(217,132)	258,371
Percentage of net sales	5.8%	(48.7)%	54.5%
Interest expense, net	(20,759)	(24,034)	3,275
Other (expense) income, net	(3,934)	653	(4,587)
Income tax (provision) benefit	(1,729)	7,213	(8,942)
Net income (loss)	$14,817	$(233,300)	$248,117
Percentage of net sales	2.1%	(52.3)%	54.4%
Diluted loss per share	$(0.07)	$(9.81)	$9.74
Value added sales (1)	$402,733	$254,375	$148,358
Adjusted EBITDA (2)	$99,568	$35,834	$63,734
Percentage of net sales	14.1%	8.0%	6.1%
Percentage of value added sales	24.7%	14.1%	10.6%
Unit shipments in thousands	8,693	6,375	2,318

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

Shipments

Wheel unit shipments were 8.7 million for the first half of 2021 compared to unit shipments of 6.4 million in the prior year period, an increase of 36.4 percent. The increase was attributable to higher volumes in North America and Europe primarily driven by the 2020 production shutdowns at our key OEM customers in response to the COVID-19 pandemic.

Net Sales

Net sales for the first half of 2021 were $705.7 million, compared to net sales of $445.9 million for the same period in 2020. The increase in net sales was primarily driven by higher production volumes in North America and Europe due to the 2020 production shutdowns at our key OEM customers in response to the COVID-19, as well as favorable product mix, higher aluminum prices and favorable Euro foreign exchange.

Cost of Sales

Cost of sales were $630.0 million for the first half of 2021 compared to cost of sales of $445.6 million for the same period in 2020. The increase in cost of sales was primarily due to significantly higher production volumes in North America and Europe driven by the 2020 production shutdowns at our key OEM customers in response to the COVID-19, favorable mix, higher aluminum prices and reduced prior period manufacturing costs resulting from our production shutdowns in response to the onset of the pandemic in the latter part of first quarter and the second quarter of 2020.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the first half of 2021 were $34.4 million, compared to SG&A expense of $23.8 million for same period in 2020. The increase in SG&A expenses is due to lower prior period compensation and benefit expense resulting from cost savings actions taken in response to the COVID-19 OEM and Superior production shutdowns and increased compensation expense in the current period related to the return to a steady production environment with improved operating performance.

Impairment of Goodwill and Indefinite-lived Intangibles

During the first half of 2020, we recognized a goodwill and indefinite-lived intangible asset impairment charge totaling $193.6 million relating to our European reporting unit (refer to Note 8, “Goodwill and Other Intangible Assets” in the notes to the condensed consolidated financial statements).

Net Interest Expense

Net interest expense for the first half of 2021 was $20.8 million compared to net interest expense of $24.0 million for same period in 2020. The decrease was primarily due to lower interest rates on the Term Loan Facility in 2021 and elevated borrowings under our revolving lines of credit during the first half of 2020.

Other Income (Expense)

Other expense was $3.9 million for the first half of 2021 compared to other income of $0.7 million for same period in 2020. The 2021 expense was primarily attributable to the increase in the preferred stock embedded derivative liability due to the increase in the Company’s stock price while the prior period income was primarily driven by foreign exchange gains.

Income Tax (Provision) Benefit

The income tax provision for the six months ended June 30, 2021 was $1.7 million on a pre-tax income of $16.5 million, representing an effective rate of 10.4 percent. The effective income tax rate for the six months ended June 30, 2021 differs from the statutory rate primarily due to a favorable adjustment to a tax credit and the reversal of an uncertain tax position, partially offset by the mix of earnings among tax jurisdictions and U.S. valuation allowances. The income tax benefit for the six months ended June 30, 2020 was $7.2 million on a pre-tax loss of $240.5 million, representing an effective rate of 3.0 percent. This was lower than the statutory rate due to the mix of earnings among tax jurisdictions and the impairment of goodwill for which there is no corresponding tax benefit, partially offset by the recognition of a valuation allowance on non-deductible interest.

Net Income (Loss)

Net income for the first half of 2021 was $14.8 million, or loss of $0.07 per diluted share, compared to a net loss of $233.3 million, or a loss of $9.81 per diluted share, for the same period in 2020.

Segment Sales and Income from Operations

	Six Months Ended
	June 30, 2021	June 30, 2020	Change
(Dollars in thousands)
Selected data
Net Sales
North America	$368,961	$214,467	$154,494
Europe	336,699	231,480	105,219
Total net sales	$705,660	$445,947	$259,713
Income (loss) from operations
North America	$25,383	$(13,683)	$39,066
Europe	15,856	(203,449)	219,305
Total income (loss) from operations	$41,239	$(217,132)	$258,371

North America

Net sales for our North American segment for the first half of 2021 increased 72.0 percent, compared to the same period in 2020, due to a 48.9 percent increase in volumes related to our prior period Q2 production shutdowns, stronger product mix comprised of larger diameter wheels and premium wheel finishes and higher aluminum prices. For the first half of 2021, North American sales were almost exclusively shipped from Mexico, which compares to U.S. sales of 9.2 percent and Mexico sales of 90.8 percent for the prior year period. The change in North American sales by country is due to discontinuing manufacturing activities at our Fayetteville, Arkansas location in the fourth quarter of 2019. North American segment income from operations for the first half of 2020 was higher than the prior year period, principally due to higher volumes and improved manufacturing performance, as well as stronger product mix, partially offset by increased compensation expense.

Europe

Net sales for our European segment for the first half of 2021 increased 45.5 percent, compared to the same period in 2020, due to a 24.8 percent increase in volumes related to our production shutdowns in the latter part of the first quarter and the second quarter of 2020, stronger product mix comprised of larger diameter wheels and premium wheel finishes, higher aluminum prices and favorable foreign exchange. European segment sales for Germany and Poland were approximately 36.6 percent and 63.4 percent, respectively, during the first half of 2021, which compares to 36.2 percent and 63.8 percent for the first half of 2020. European segment income from operations for the first half of 2021 was higher than the prior year period principally due to improved manufacturing performance associated with higher production volumes, favorable product mix and favorable foreign exchange.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2021, our cash and cash equivalents totaled $149.2 million compared to $130.7 million and $152.4 million at June 30, 2020 and December 31, 2020, respectively. Our sources of liquidity primarily include cash and cash equivalents, cash provided by operating activities, borrowings under available debt facilities, factoring arrangements for trade receivables and, from time to time, other external sources of funds. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $188.2 million and 1.7:1.0, respectively, at June 30, 2021, versus $152.5 million and 1.7:1.0, respectively, at December 31, 2020. While the Company continues to tightly manage all elements of working capital, inventories have increased in 2021 not only due to the increase in production volumes, but also the volatility in customer orders arising from customer supply chain constraints, and to ensure our delivery capability in the second half of 2021.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, debt facilities, cash and cash equivalents, and we believe these sources will continue to meet our future requirements. Capital expenditures relate to improving production quality and efficiency and extending the useful lives of existing property, plant and equipment (“maintenance”), as well as capital related to new product offerings and expanded capacity for existing products (“new business”). Over time, capital expenditures have consisted of roughly equal components of maintenance and new business.

In connection with the acquisition of our European operations, we entered into several debt and equity financing arrangements during 2017. On March 22, 2017, we entered into a USD Senior Secured Credit facility (“USD SSCF”) consisting of a $400.0 million Senior Secured Term Loan Facility (“Term Loan Facility”) and a $160.0 million Revolving Credit Facility (“Revolving Credit Facility”). On May 22, 2017, we issued 150,000 shares of redeemable preferred stock for an aggregate purchase price of $150.0 million. On June 15, 2017, we issued €250.0 million aggregate principal amount of 6.00 percent Senior Notes due June 15, 2025 (“the Notes”). Finally, as part of the European business acquisition, we also assumed $70.7 million of outstanding debt, including a €30.0 million European Revolving Credit Facility (“EUR SSCF”) (subsequently increased to €60.0 million on January 31, 2020). In addition, the European business entered into equipment loan agreements totaling $13.4 million (€12.0 million) in the fourth quarter of 2019. The Company drew down €10.6 million on these equipment loans in the first quarter of 2020 and drew the remaining €1.4 million in the first quarter of 2021. With the onset of the COVID-19 pandemic and the ensuing economic uncertainty, the Company drew down on its USD SSCF and EUR SSCF revolving credit facilities to provide additional liquidity. As of March 31, 2020, the Company had borrowings outstanding under these facilities of $207.9 million. The Company resumed all its operations by June of 2020 and repaid the borrowings under the revolving credit facilities by September 30, 2020.

As part of our ongoing efforts to improve our cash flow and related liquidity, we negotiate with suppliers to optimize our terms and conditions, including extended payment terms. Beginning in 2021, the Company receives extended payment terms for a portion of our purchases with one of our principal aluminum suppliers in exchange for a nominal adjustment to the product pricing. The payment terms provided to us are consistent with aluminum industry norms, as well as those offered to the supplier’s other customers. The supplier intends to finance these extended terms by factoring receivables due from us with a financial institution. We are not a party to the supplier’s factoring agreement with the financial institution. We remit payments directly to our supplier, except with respect to product purchased under extended terms which have been factored by the supplier. These payments are remitted directly to the financial institution in accordance with the payment terms originally negotiated with our supplier. As of June 30, 2021, the Company owed $16.3 million to the financial institution which is included in accounts payable in the Company’s condensed consolidated balance sheet. The Company made $21.0 million in payments to the financial institution pursuant to the supplier’s factoring arrangement for the six months ended June 30, 2021. These payments are included in cash flows from operations within the condensed consolidated statements of cash flows.

Balances outstanding under the Term Loan Facility, Notes and equipment loans as of June 30, 2021 were $349.2 million, $258.2 million and $22.2 million, respectively. The redeemable preferred stock amounted to $189.4 million as of June 30, 2021. Our liquidity totaled $347.8 million at June 30, 2021, including cash on hand of $149.2 million and available unused commitments under credit facilities of $198.6 million.

On May 3, 2021, the Company extended the term of the Revolving Credit Facility under its USD SSCF. The commitment under the facility was reduced from $160.0 million to $132.5 million, with $25.0 million of the commitment maturing May 23, 2022 and the remaining $107.5 million maturing October 31, 2023. During the second quarter of 2021, the Company amended its European Revolving Credit Facility (“EUR SSCF”), extending the term to May 22, 2023 and increasing the applicable margins and commitment fees, while maintaining the €60.0 million commitment.

The following table summarizes the cash flows from operating, investing and financing activities as reflected in the condensed consolidated statements of cash flows.

	Six Months Ended
	June 30, 2021	June 30, 2020
(Dollars in thousands)
Net cash provided by (used in) operating activities	31,933	(7,135)
Net cash used in investing activities	(20,551)	(22,761)
Net cash (used in) provided by financing activities	(13,501)	82,205
Effect of exchange rate changes on cash	(1,133)	496
Net (decrease) increase in cash and cash equivalents	$(3,252)	$52,805

Operating Activities

Net cash provided by operating activities was $31.9 million for the first six months of 2021 compared to cash used by operating activities of $7.1 million for the same period in 2020. The increase in cash flow provided by operating activities was primarily driven by increased profitability, partially offset by an increase in working capital to support increased sales and production volumes, as compared to the prior year period.

Investing Activities

Net cash used in investing activities was $20.6 million for the first six months of 2021 compared to $22.8 million for the same period in 2020. The decrease in investing activities is driven by timing of pending capital projects to support increased production requirements in both regions.

Financing Activities

Net cash used in financing activities was $13.5 million for the first six months of 2021 compared to net cash provided by financing activities of $82.2 million for the same period in 2020. This change was primarily due to the draw down and partial repayment on borrowings under our revolving credit facilities, as well as prepayments on the Term Loan, in the first half of 2020.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no significant off-balance sheet arrangements other than factoring of $100.1 million of our trade receivables.

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

The following table reconciles our net sales, the most directly comparable U.S. GAAP financial measure, to our value added sales:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
(Dollars in thousands)
Net sales	$347,464	$144,835	$705,660	$445,947
Less: aluminum value and outside service provider costs	(151,990)	(60,551)	(302,927)	(191,572)
Value added sales	$195,474	$84,284	$402,733	$254,375

The following table reconciles our net income, the most directly comparable U.S. GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
(Dollars in thousands)
Net income (loss)	$1,695	$(43,218)	$14,817	$(233,300)
Interest expense, net	10,486	12,184	20,759	24,034
Income tax provision (benefit)	919	(3,753)	1,729	(7,213)
Depreciation	18,905	17,798	37,555	36,052
Amortization	6,704	6,127	13,415	12,264
Impairment of goodwill and indefinite-lived intangibles	—	—	—	193,641
Integration, restructuring, factoring fees and other (1)(2)(3)(4)	3,791	7,166	7,833	10,356
Change in fair value or redeemable preferred stock embedded derivative liability (5)	2,145	—	3,460	—
Adjusted EBITDA	$44,645	$(3,696)	$99,568	$35,834
Adjusted EBITDA as a percentage of net sales	12.8%	-2.6%	14.1%	8.0%
Adjusted EBITDA as a percentage of value added sales	22.8%	-4.4%	24.7%	14.1%

(1)

In the second quarter of 2021, we incurred approximately $2.4 million of restructuring costs comprised of on-going fixed costs associated with our Fayetteville, Arkansas facility, relocation and installation costs of repurposed machinery and costs of site preparation activities which must be completed prior to the sale of the facility. Additionally, we incurred $0.6 million of certain hiring and separation costs, $0.5 million of accounts receivable factoring fees and $0.3 million of other costs.

(2)

In the first half of 2021, we incurred approximately $3.3 million of restructuring costs comprised of on-going fixed costs associated with our Fayetteville, Arkansas facility, relocation and installation costs of repurposed machinery and $1.0 million relating to site preparation activities which must be completed prior to the sale of the facility. Additionally, we incurred $2.9 million of certain hiring and separation costs, $1.0 million of accounts receivable factoring fees, and $0.6 million of other costs.

(3)

In the second quarter of 2020, we incurred approximately $3.1 million of restructuring costs comprised of on-going fixed costs associated with our Fayetteville, Arkansas facility, relocation and installation costs on repurposed machinery and severance costs, as well as $0.2 million of accounts receivables factoring fees. Additionally, in second quarter of 2020, we incurred $3.4 million in restructuring costs related to discontinuing the manufacturing and sale of high-performance wheels for our automotive racing market segment, $0.2 million for certain asset impairments and $0.3 million of other costs.

(4)

In the first half of 2020, we incurred approximately $9.5 million of restructuring costs comprised of on-going fixed costs associated with our Fayetteville, Arkansas facility, relocation and installation costs on repurposed machinery, salaried severance costs and second quarter 2020 costs incurred exiting the automotive racing market segment, as well as $0.4 million of accounts receivables factoring fees, $0.2 million for certain asset impairments and $0.3 million of other costs.

(5)	The change in the fair value is mainly driven by the change in our stock price during the respective periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in Part I, Item 1A-Risk Factors in our annual report on Form 10-K for the year ended December 31, 2020, except as otherwise indicated in the following sentence. During May 2021, the NYSE notified the Company that, in view of our improved market capitalization which has been well in excess of the required threshold for the past six months, we are again in compliance with its continued listing standards.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1

Fifth Amendment to Credit Agreement, dated May 3, 2021, among Superior Industries International, Inc, the subsidiaries of Superior identified therein, CITIBANK, N.A., as Administrative Agent, JPMorgan Chase Bank N.A., as Sub-Agent, and the Lenders and Issuing Banks party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.2	2018 Equity Incentive Plan, As Amended (Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 15, 2021).

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date: August 4, 2021	/s/ Majdi B. Abulaban
Majdi B. Abulaban President and Chief Executive Officer

Date: August 4, 2021	/s/ C. Timothy Trenary
C. Timothy Trenary Executive Vice President and Chief Financial Officer