Form 10-Q
period 2021-09-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2021-11-03
CIK 95552

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Number of shares of common stock outstanding as of October 28, 2021: 26,163,077

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
NET SALES	$310,780	$317,103	$1,016,440	$763,050
Cost of sales	292,637	285,135	922,637	730,762
GROSS PROFIT	18,143	31,968	93,803	32,288
Selling, general and administrative expenses	10,769	12,730	45,190	36,541
Impairment of goodwill and indefinite-lived intangibles	—	—	—	193,641
INCOME (LOSS) FROM OPERATIONS	7,374	19,238	48,613	(197,894)
Interest expense, net	(10,619)	(10,414)	(31,378)	(34,448)
Other expense, net	(2,094)	(1,576)	(6,028)	(923)
(LOSS) INCOME BEFORE INCOME TAXES	(5,339)	7,248	11,207	(233,265)
Income tax (provision) benefit	(1,841)	3,898	(3,570)	11,111
NET (LOSS) INCOME	$(7,180)	$11,146	$7,637	$(222,154)
(LOSS) EARNINGS PER SHARE – BASIC	$(0.61)	$0.12	$(0.69)	$(9.66)
(LOSS) EARNINGS PER SHARE – DILUTED	$(0.61)	$0.12	$(0.69)	$(9.66)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net (loss) income	$(7,180)	$11,146	$7,637	$(222,154)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(9,068)	16,384	(16,336)	(9,706)
Change in unrecognized (losses) gains on derivative instruments:
Change in fair value of derivatives	(7,735)	5,818	290	(32,934)
Tax benefit (provision)	851	(1,135)	(189)	7,618
Change in unrecognized (losses) gains on derivative instruments, net of tax	(6,884)	4,683	101	(25,316)
Defined benefit pension plan:
Amortization of actuarial losses on pension obligations	96	72	290	216
Tax provision	—	(15)	—	(45)
Pension changes, net of tax	96	57	290	171
Other comprehensive (loss) income, net of tax	(15,856)	21,124	(15,945)	(34,851)
Comprehensive (loss) income	$(23,036)	$32,270	$(8,308)	$(257,005)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$76,117	$152,423
Accounts receivable, net	94,167	48,995
Inventories, net	214,972	154,980
Income taxes receivable	4,689	4,957
Other current assets	32,520	22,301
Total current assets	422,465	383,656
Property, plant and equipment, net	501,772	522,124
Deferred income tax assets, net	28,020	30,860
Goodwill	—	—
Intangibles, net	85,177	110,796
Other non-current assets	54,834	61,889
Total assets	$1,092,268	$1,109,325
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$162,936	$151,839
Short-term debt	6,297	6,112
Accrued expenses	76,573	71,079
Income taxes payable	1,380	2,107
Total current liabilities	247,186	231,137
Long-term debt (less current portion)	609,445	625,492
Non-current income tax liabilities	7,928	7,635
Deferred income tax liabilities, net	3,243	9,104
Other non-current liabilities	78,257	76,426
Commitments and contingent liabilities (Note 17)
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized - 1,000,000 shares
Issued and outstanding – 150,000 shares outstanding at September 30, 2021 and December 31, 2020	194,560	179,387
European non-controlling redeemable equity	1,552	1,666
Shareholders’ equity (deficit):
Common stock, $0.01 par value
Authorized - 100,000,000 shares
Issued and outstanding – 26,148,797 and 25,591,930 shares at September 30, 2021 and December 31, 2020	100,618	95,247
Accumulated other comprehensive loss	(115,391)	(99,446)
Retained earnings	(35,130)	(17,323)
Total shareholders’ equity (deficit)	(49,903)	(21,522)
Total liabilities, mezzanine equity and shareholders’ equity (deficit)	$1,092,268	$1,109,325

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	7,637	$(222,154)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	75,446	73,134
Income tax, non-cash changes	(4,198)	(19,389)
Impairment of goodwill and indefinite-lived intangibles	-	193,641
Stock-based compensation	6,844	727
Amortization of debt issuance costs	3,195	3,140
Other non-cash items	(10,710)	(1,493)
Changes in operating assets and liabilities:
Accounts receivable	(47,899)	(4,062)
Inventories	(66,513)	29,292
Other assets and liabilities	14,538	11,520
Accounts payable	7,181	27,438
Income taxes	(99)	717
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(14,578)	92,511
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(47,571)	(33,592)
Proceeds from sale of fixed assets	6,589	859
NET CASH USED IN INVESTING ACTIVITIES	(40,982)	(32,733)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,658	11,690
Repayments of debt	(3,569)	(24,851)
Proceeds from borrowings on revolving credit facility	-	313,825
Repayments of borrowings on revolving credit facility	-	(316,910)
Cash dividends paid	(10,140)	(10,161)
Financing costs paid and other	(4,339)	(4,981)
Payments related to tax withholdings for stock-based compensation	(1,473)	—
Finance lease payments	(1,012)	(723)
NET CASH USED IN FINANCING ACTIVITIES	(18,875)	(32,111)
Effect of exchange rate changes on cash	(1,871)	5,537
Net (decrease) increase in cash and cash equivalents	(76,306)	33,204
Cash and cash equivalents at the beginning of the period	152,423	77,927
Cash and cash equivalents at the end of the period	76,117	$111,131

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

(Unaudited)

For the nine months ended September 30, 2020
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2019	25,128,158	$93,331	$9,951	$(5,571)	$(104,458)	$258,437	$251,690
Net loss	—	—	—	—	—	(222,154)	(222,154)
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	(25,316)	—	—	—	(25,316)
Change in defined benefit plans, net of taxes	—	—	—	171	—	—	171
Net foreign currency translation adjustment	—	—	—	—	(9,706)	—	(9,706)
Common stock issued, net of shares withheld for employee taxes	463,772	—	—	—	—	—	—
Stock-based compensation	—	727	—	—	—	—	727
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(23,811)	(23,811)
European non-controlling redeemable equity dividend	—	—	—	—	—	(152)	(152)
BALANCE AT SEPTEMBER 30, 2020	25,591,930	$94,058	$(15,365)	$(5,400)	$(114,164)	$12,320	$(28,551)

For the three months ended September 30, 2020
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT JUNE 30, 2020	25,591,930	$93,541	$(20,048)	$(5,457)	$(130,548)	$9,336	$(53,176)
Net income	—	—	—	—	—	11,146	11,146
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	4,683	—	—	—	4,683
Change in defined benefit plans, net of taxes	—	—	—	57	—	—	57
Net foreign currency translation adjustment	—	—	—	—	16,384	—	16,384
Common stock issued, net of shares withheld for employee taxes	—	—	—	—	—	—	—
Stock-based compensation	—	517	—	—	—	—	517
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(8,056)	(8,056)
European non-controlling redeemable equity dividend	—	—	—	—	—	(106)	(106)
BALANCE AT SEPTEMBER 30, 2020	25,591,930	$94,058	$(15,365)	$(5,400)	$(114,164)	$12,320	$(28,551)

For the nine months ended September 30, 2021
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2020	25,591,930	$95,247	$(1,738)	$(7,447)	$(90,261)	$(17,323)	$(21,522)
Net income	—	—	—	—	—	7,637	7,637
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	101	—	—	—	101
Change in defined benefit plans, net of taxes	—	—	—	290	—	—	290
Net foreign currency translation adjustment	—	—	—	—	(16,336)	—	(16,336)
Common stock issued, net of shares withheld for employee taxes	556,867	—	—	—	—	—	—
Stock-based compensation	—	5,371	—	—	—	—	5,371
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(25,310)	(25,310)
European non-controlling redeemable equity dividend	—	—	—	—	—	(134)	(134)
BALANCE AT SEPTEMBER 30, 2021	26,148,797	$100,618	$(1,637)	$(7,157)	$(106,597)	$(35,130)	$(49,903)

For the three months ended September 30, 2021
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT JUNE 30, 2021	26,107,462	$98,236	$5,247	$(7,253)	$(97,529)	$(19,256)	$(20,555)
Net loss	—	—	—	—	—	(7,180)	(7,180)
Change in unrecognized gains/losses on derivative instruments, net of tax	—	—	(6,884)	—	—	—	(6,884)
Change in defined benefit plans, net of taxes	—	—	—	96	—	—	96
Net foreign currency translation adjustment	—	—	—	—	(9,068)	—	(9,068)
Common stock issued, net of shares withheld for employee taxes	41,335	—	—	—	—	—	—
Stock-based compensation	—	2,382	—	—	—	—	2,382
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(8,598)	(8,598)
European non-controlling redeemable equity dividend	—	—	—	—	—	(96)	(96)
BALANCE AT SEPTEMBER 30, 2021	26,148,797	$100,618	$(1,637)	$(7,157)	$(106,597)	$(35,130)	$(49,903)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

Superior Industries International, Inc.’s (referred herein as the “Company,” “Superior,” or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. We employ approximately 8,000 full-time employees, operating in eight manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and we believe we are the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels accounted for approximately 92 percent of our sales in the first nine months of 2021 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Daimler AG Company (Mercedes-Benz, AMG, Smart), Ford, GM, Honda, Jaguar-Land Rover, Lucid Motors, Mazda, Nissan, PSA, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We also sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs. We have determined that our North American and European operations should be treated as separate reportable segments as further described in Note 5, “Business Segments.”

Presentation of Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements, in our opinion, include all adjustments, of a normal and recurring nature, which are necessary for fair presentation of (i) the condensed consolidated statements of income (loss) for the three and nine-month periods ended September 30, 2021 and September 30, 2020, (ii) the condensed consolidated statements of comprehensive income (loss) for the three and nine-month periods ended September 30, 2021 and September 30, 2020, (iii) the condensed consolidated balance sheets at September 30, 2021 and December 31, 2020, (iv) the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2021 and September 30, 2020, and (v) the condensed consolidated statements of shareholders’ equity (deficit) for the three and nine-month periods ended September 30, 2021 and September 30, 2020. This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto filed with the SEC in our 2020 Annual Report on Form 10-K.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Cash Paid for Interest and Taxes and Non-Cash Investing Activities

Cash paid for interest was $23.5 million and $27.1 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. Net cash paid for income taxes was $8.3 million and $7.6 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. As of September 30, 2021 and September 30, 2020, $10.8 million and $0.2 million, respectively, of equipment had been purchased but not yet paid and was included in accounts payable in our condensed consolidated balance sheets.

Accounting Standards Issued but Not Yet Adopted

Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires entities to use a new impairment model based on current expected credit losses (“CECL”) rather than incurred losses. Under CECL, estimated credit losses would incorporate relevant information about past events, current conditions and reasonable and supportable forecasts and any expected credit losses would be recognized at the time of sale. The Company is not required to adopt the standard until January 1, 2023. We are evaluating the impact this standard will have on our financial statements and disclosures.

NOTE 2 – REVENUE

The Company disaggregates revenue from contracts with customers into our reportable segments, North America and Europe. Revenues by segment for the three and nine-month periods ended September 30, 2021 and September 30, 2020, respectively, are summarized in Note 5, “Business Segments.”

The opening and closing balances of the Company’s customer receivables and current and long-term contract liabilities balances are as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020	Change
Customer receivables	$82,717	$40,785	$41,932
Contract liabilities—current	7,193	8,249	(1,056)
Contract liabilities—noncurrent	11,026	13,106	(2,080)

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

The following tables categorize items measured at fair value as of September 30, 2021 and December 31, 2020:

		Fair Value Measurement at Reporting Date Using
September 30, 2021		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$13,884	$—	$13,884	$—
Total	$13,884	$—	$13,884	$—
Liabilities			.
Derivative contracts	$17,213	$—	$17,213	$—
Total	$17,213	$—	$17,213	$—

		Fair Value Measurement at Reporting Date Using
December 31, 2020		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$10,218	$—	$10,218	$—
Total	$10,218	$—	$10,218	$—
Liabilities
Derivative contracts	$15,259	$—	$15,259	$—
Total	$15,259	$—	$15,259	$—

Debt Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these instruments (Level 2). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below:

	September 30, 2021	December 31, 2020
(Dollars in thousands)
Estimated aggregate fair value	$624,713	$624,207
Aggregate carrying value (1)	624,223	643,184

(1)	Total debt excluding the impact of unamortized debt issuance costs.

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

The following tables display the fair value of derivatives by balance sheet line item at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$2,145	$3,027	$2,391	$8,448
Foreign exchange forward contracts not designated as hedging instruments	524	—	739	—
Aluminum forward contracts designated as hedging instruments	3,620	—	—	—
Natural gas forward contracts designated as hedging instruments	3,590	978	6	42
Interest rate swap contracts designated as hedging instruments	—	—	4,781	806
Total derivative financial instruments	$9,879	$4,005	$7,917	$9,296

	December 31, 2020
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$1,218	$6,531	$3,435	$2,645
Foreign exchange forward contracts not designated as hedging instruments	1,167	—	122	—
Aluminum forward contracts designated as hedging instruments	262	—	—	—
Natural gas forward contracts designated as hedging instruments	816	224	22	70
Interest rate swap contracts designated as hedging instruments	—	—	4,771	4,194
Total derivative financial instruments	$3,463	$6,755	$8,350	$6,909

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	September 30, 2021		December 31, 2020
	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$487,425	$(5,667)	$421,253	$1,669
Foreign exchange forward contracts not designated as hedging instruments	25,668	(215)	71,217	1,045
Aluminum forward contracts designated as hedging instruments	19,257	3,620	4,068	262
Natural gas forward contracts designated as hedging instruments	8,094	4,520	5,523	948
Interest rate swap contracts designated as hedging instruments	200,000	(5,587)	200,000	(8,965)
Total derivative financial instruments	$740,444	$(3,329)	$702,061	$(5,041)

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

The following tables summarize the gain or loss recognized in AOCI, the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the three and nine months ended September 30, 2021 and 2020:

Three Months Ended September 30, 2021	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$(6,884)	$1,731	$(219)
Total	$(6,884)	$1,731	$(219)

Nine Months Ended September 30, 2021	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$101	$2,050	$(1,485)
Total	$101	$2,050	$(1,485)

Three Months Ended September 30, 2020	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$4,683	$(2,261)	$3,458
Total	$4,683	$(2,261)	$3,458

Nine Months Ended September 30, 2020	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$(25,316)	$(7,355)	$(289)
Total	$(25,316)	$(7,355)	$(289)

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

(Dollars in thousands)	Net Sales		Income (loss) from Operations
Three Months Ended	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
North America	$180,496	$166,662	$12,581	$16,113
Europe	130,284	150,441	(5,207)	3,125
	$310,780	$317,103	$7,374	$19,238

(Dollars in thousands)	Depreciation and Amortization		Capital Expenditures
Three Months Ended	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
North America	$8,732	$8,742	$10,223	$6,673
Europe	15,744	16,076	16,797	4,158
	$24,476	$24,818	$27,020	$10,831

(Dollars in thousands)	Net Sales		Income (loss) from Operations
Nine Months Ended	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
North America	$549,457	$381,129	$37,964	$2,430
Europe	466,983	381,921	10,649	(200,324)
	$1,016,440	$763,050	$48,613	$(197,894)

(Dollars in thousands)	Depreciation and Amortization		Capital Expenditures
Nine Months Ended	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
North America	$27,453	$25,967	$18,330	$19,109
Europe	47,993	47,167	29,241	14,483
	$75,446	$73,134	$47,571	$33,592

(Dollars in thousands)	Property, Plant and Equipment, net		Intangible Assets
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
North America	$211,253	$220,145	$—	$—
Europe	290,519	301,979	85,177	110,796
	$501,772	$522,124	$85,177	$110,796

(Dollars in thousands)	Total Assets
	September 30, 2021	December 31, 2020
North America	$477,922	$479,873
Europe	614,346	629,452
	$1,092,268	$1,109,325

Geographic information

Net sales and long-lived assets by location are as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net sales:
U.S.	$2,832	$5,094	$5,651	$24,890
Mexico	177,664	161,568	543,806	356,239
Germany	43,084	58,413	166,483	142,177
Poland	87,200	92,028	300,500	239,744
Consolidated net sales	$310,780	$317,103	$1,016,440	$763,050

(Dollars in thousands)			Property, Plant and Equipment, net
			September 30, 2021	December 31, 2020
U.S.			$2,291	$7,324
Mexico			208,962	212,821
Germany			85,019	82,162
Poland			205,500	219,817
Property, plant and equipment, net			$501,772	$522,124

NOTE 6 - INVENTORIES

	September 30, 2021	December 31, 2020
(Dollars in thousands)
Raw materials	$48,344	$46,712
Work in process	73,425	45,394
Finished goods	93,203	62,874
Inventories, net	$214,972	$154,980

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $10.5 million and $12.1 million at September 30, 2021 and December 31, 2020, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

	September 30, 2021	December 31, 2020
(Dollars in thousands)
Land and buildings	$129,221	$149,295
Machinery and equipment	861,218	899,764
Leasehold improvements and others	12,421	14,912
Construction in progress	59,275	46,718
	1,062,135	1,110,689
Accumulated depreciation	(560,363)	(588,565)
Property, plant and equipment, net	$501,772	$522,124

Depreciation expense for the three and nine months ended September 30, 2021 was $18.0 million and $55.5 million, respectively.

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

Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets and goodwill as of September 30, 2021 and December 31, 2020.

As of September 30, 2021	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$—	$(8,047)	$284	$1,237	1-2
Technology	15,000	—	(13,412)	474	2,062	2
Customer relationships	167,000	—	(90,417)	5,295	81,878	2-7
Total finite	191,000	—	(111,876)	6,053	85,177
Trade names	14,000	(13,772)	—	(228)	—	Indefinite
Total intangibles	$205,000	$(13,772)	$(111,876)	$5,825	$85,177

As of December 31, 2020	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$—	$(6,615)	$399	$2,784	2-3
Technology	15,000	—	(11,024)	666	4,642	1-3
Customer relationships	167,000	—	(74,322)	10,692	103,370	3-8
Total finite	191,000	—	(91,961)	11,757	110,796
Trade names	14,000	(13,772)	—	(228)	—	Indefinite
Total intangibles	$205,000	$(13,772)	$(91,961)	$11,529	$110,796

Year Ended December 31, 2020	Beginning Balance					Ending Balance
	Gross	Accumulated Impairment	Net Balance	Impairment	Currency Translation	Gross	Accumulated Impairment	Net Balance
(Dollars in thousands)
Goodwill	$284,337	$(99,505)	$184,832	$(182,602)	$(2,230)	$282,107	$(282,107)	$—

Amortization expense for these intangible assets was $6.5 million for the three months ended September 30, 2021 and 2020, respectively. Amortization expense for the nine months ended September 30, 2021 and 2020 was $19.9 million and $18.8 million, respectively. The anticipated annual amortization expense for these intangible assets is $25.8 million for 2021, $22.9 million for 2022, $20.9 million for 2023 and 2024, and $10.3 million for 2025.

NOTE 9 – DEBT

A summary of long-term debt and the related weighted average interest rates is shown below:

	September 30, 2021 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$349,200	$(4,794)	$344,406	4.1%
6.00% Senior Notes	251,735	(3,687)	248,048	6.0%
European CapEx Loans	20,348	—	20,348	2.3%
Finance Leases	2,940	—	2,940	2.8%
	$624,223	$(8,481)	615,742
Less: Current portion			(6,297)
Long-term debt			$609,445

	December 31, 2020 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$349,200	$(7,155)	$342,045	4.1%
6.00% Senior Notes	266,928	(4,425)	262,503	6.0%
European CapEx Loans	23,668	—	23,668	2.3%
Finance Leases	3,388	—	3,388	3.0%
	$643,184	$(11,580)	631,604
Less: Current portion			(6,112)
Long-term debt			$625,492

(1)	Unamortized portion

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

The indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal, premium, if any, and interest, when due; (ii) failure for 60 days to comply with  any  obligations, covenants or agreements in the indenture after receipt of written notice from the Bank of New York Mellon, London Branch (“the Trustee”) or holders of at least 30 percent in principal amount of the then outstanding Notes of such failure (other than defaults referred to in the foregoing clause (i)); (iii) default under any mortgage, indenture or instrument for money borrowed by the Company or certain of its subsidiaries, (iv) a failure to pay certain judgments; and (iv) certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Trustee or holders of at least 30 percent in principal amount of the then outstanding Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. These events of default are subject to several important qualifications, limitations and exceptions that are described in the indenture. As of September 30, 2021, the Company was in compliance with all covenants under the indenture governing the Notes.

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

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) LIBOR for the relevant interest period, with a floor of 0.00 percent per annum, plus the applicable rate or (b) a base rate, with a floor of 0.00 percent, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the federal funds effective rate plus 0.50 percent and (3) LIBOR for an interest period of one month plus 1.00 percent, in each case, plus the applicable rate. The applicable rates for borrowings under the Revolving Credit Facility are based upon the First Lien Net Leverage Ratio effective for the preceding quarter, with LIBOR applicable rates ranging between 3.50 percent and 3.00 percent, currently 3.00 percent, and base rate applicable rates ranging between 2.50 percent and 2.00 percent, currently 2.00 percent. Commitment fees for the unused commitment under the Revolving Credit Facility are also based upon the First Lien Net Leverage Ratio, effective for the preceding quarter, and range between 0.50 percent and 0.25 percent for the commitment maturing May 23, 2022, currently 0.25 percent, and between 0.625 percent and 0.375 percent for the remaining commitment maturing October 31, 2023, currently 0.375 percent. Commitment fees are included in interest expense.

As of September 30, 2021, the Company had repaid $50.8 million under the Term Loan Facility resulting in a balance of $349.2 million. In addition, the Company had no borrowings outstanding under the Revolving Credit Facility, outstanding letters of credit of $4.8 million and available unused commitments under this facility of $127.7 million as of September 30, 2021.

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

In addition, the Credit Agreement contains customary default provisions, representations and warranties and other covenants. The Credit Agreement also contains a provision permitting the Lenders to accelerate the repayment of all loans outstanding under the USD SSCF during an event of default. As of September 30, 2021, the Company was in compliance with all covenants under the Credit Agreement.

European Debt

In connection with the acquisition of UNIWHEELS AG, the Company assumed $70.7 million of outstanding debt. At September 30, 2021, $7.7 million of the assumed debt remained outstanding. This debt matures March 31, 2024 and is collateralized by financed equipment, guaranteed by Superior and bears interest at 2.2 percent. Covenants under the loan agreement include a default provision for non-payment, as well as a material adverse change default provision pursuant to which the lender could accelerate the loan maturity. As of September 30, 2021, the Company was in compliance with all covenants under the loan agreement.

During the second quarter of 2021, the Company amended its European Revolving Credit Facility (“EUR SSCF”), extending the term to May 22, 2023 and increasing the applicable margin and commitment fees, while maintaining the €60.0 million commitment. All other terms of the EUR SSCF remained unchanged. At September 30, 2021, the Company had no borrowings outstanding, outstanding letters of credit of $0.5 million (€0.4million) and available unused commitments under this facility of $69.1 million (€59.6 million). The EUR SSCF bears interest at Euribor (with a floor of 0.00 percent) plus a margin (ranging from 2.05 percent to 3.50 percent based on the net debt leverage ratio of Superior Industries Europe AG and its wholly owned subsidiaries, collectively “Superior Europe AG”), currently 2.05 percent. The annual commitment fee for unused commitments (ranging from 0.625 percent to 1.225 percent based on the net debt leverage ratio of Superior Europe AG) is currently 0.625 percent per annum. In addition, a management fee is assessed equal to 0.07 percent of borrowings outstanding at each month end. The commitment fee is included in interest expense. Superior Europe AG has pledged substantially all of its assets, including land and buildings, receivables, inventory, and other moveable assets (other than collateral associated with equipment loans) as collateral under the EUR SSCF.

The EUR SSCF is subject to a number of restrictive covenants that, among other things, restrict, subject to certain exceptions, the ability of  Superior Europe AG to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends or distributions, or repurchase our capital stock, prepay, redeem, or repurchase any subordinated indebtedness, and enter into agreements which limit our ability to incur liens on our assets. In addition, the EUR SSCF includes an annual pay down provision requiring outstanding balances to be repaid but not reborrowed for a period of three business days and a material adverse change default provision pursuant to which the lender could accelerate the loan maturity. At September 30, 2021, Superior Europe AG was in compliance with all covenants under the EUR SSCF.

The balance of certain post-acquisition equipment loans was $12.6 million as of September 30, 2021. The loans bear interest at 2.3 percent, mature September 30, 2027 and require quarterly principal and interest payments. The loans are secured with liens on the financed equipment and are subject to covenants that, among other things, include a material adverse change default provision pursuant to which the lender could accelerate the loan maturity, as well as a provision that restricts the ability of Superior Europe AG to reduce its ownership interest in Superior Industries Production Germany GmbH, its wholly-owned subsidiary and the borrower under the loan. The Company drew down €10.6 million on these equipment loans in the first quarter of 2020 and drew the remaining €1.4 million in the first quarter of 2021. Quarterly installment payments of $0.5 million (€0.4 million) under the loan agreements began in June of 2021. At September 30, 2021, the Company was in compliance with all covenants under the loans.

Debt maturities as of September 30, 2021, which are due in the next five years and thereafter, are as follows:

(Dollars in thousands)
Debt Maturities	Amount
Three remaining months of 2021	$1,634
2022	6,286
2023	5,893
2024	352,345
2025	254,016
Thereafter	4,049
Total debt liabilities	$624,223

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

The difference between the redemption value of the redeemable preferred stock and the carrying value (the “premium”) is being accreted over the period from the date of issuance through September 14, 2025 using the effective interest method. The accretion is treated as a deemed dividend, recorded as a charge to retained earnings and deducted in computing earnings per share (analogous to the treatment for stated and participating dividends paid on the redeemable preferred stock). The cumulative premium accretion as of September 30, 2021 and December 31, 2020 was $59.1 million and $43.9 million, respectively, resulting in adjusted redeemable preferred stock balances of $194.6 million and $179.4 million, respectively.

NOTE 11 – EUROPEAN NON-CONTROLLING REDEEMABLE EQUITY

On May 30, 2017, the Company acquired 92.3 percent of the outstanding shares of UNIWHEELS AG. Subsequently, the Company commenced a delisting and associated tender offer for the remaining shares. On January 17, 2018, the Company entered into a Domination and Profit and Loss Transfer agreement (“DPLTA”) retroactively effective as of January 1, 2018 pursuant to which we offered to purchase the remaining outstanding shares at €62.18. This price may be subject to change based on appraisal proceedings initiated by the minority shareholders which have not yet been concluded. The Company must also pay an annual dividend of €3.23 as long as the DPLTA is in effect. For any shares tendered prior to the annual dividend payment, we must pay interest at a statutory rate, currently 4.12 percent, in place of the dividend. As a result of purchases pursuant to the tender offer and the DPLTA, the Company has increased its ownership to 99.9 percent as of September 30, 2021. The following table summarizes the European non-controlling redeemable equity activity through the period ended September 30, 2021:

(Dollars in thousands)
Balance at December 31, 2019	$6,525
Dividends accrued	205
Dividends paid	(46)
Translation adjustment	2
Purchase of shares	(5,020)
Balance at December 31, 2020	1,666
Dividends accrued	134
Dividends paid	(3)
Translation adjustment	(156)
Purchase of shares	(89)
Balance at September 30, 2021	$1,552

NOTE 12 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss), after deducting preferred dividends and accretion and European non-controlling redeemable equity dividends, by the weighted average number of common shares outstanding. For purposes of calculating diluted earnings per share, the weighted average shares outstanding includes the dilutive effect of outstanding stock options and time and performance based restricted stock units under the treasury stock method. The redeemable preferred shares discussed in Note 10, “Redeemable Preferred Stock” have not been included in the diluted earnings per share because the inclusion of such shares on an as converted basis would be anti-dilutive for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
(Dollars in thousands, except per share amounts)
Basic Earnings Per Share:
Net (loss) income	$(7,180)	$11,146	$7,637	$(222,154)
Less: Redeemable preferred stock dividends and accretion	(8,598)	(8,056)	(25,310)	(23,811)
Less: European non-controlling redeemable equity dividend	(96)	(106)	(134)	(152)
Basic numerator	$(15,874)	$2,984	$(17,807)	$(246,117)
Basic (loss) earnings per share	$(0.61)	$0.12	$(0.69)	$(9.66)
Weighted average shares outstanding – Basic	26,129	25,592	25,938	25,466
Diluted Earnings Per Share:
Net (loss) income	$(7,180)	$11,146	$7,637	$(222,154)
Less: Redeemable preferred stock dividends and accretion	(8,598)	(8,056)	(25,310)	(23,811)
Less: European non-controlling redeemable equity dividend	(96)	(106)	(134)	(152)
Diluted numerator	$(15,874)	$2,984	$(17,807)	$(246,117)
Diluted (loss) earnings per share	$(0.61)	$0.12	$(0.69)	$(9.66)
Weighted average shares outstanding – Basic	26,129	25,592	25,938	25,466
Dilutive effect of common share equivalents	—	118	—	—
Weighted average shares outstanding – Diluted	26,129	25,710	25,938	25,466

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

The income tax provision for the three and nine months ended September 30, 2021 was $1.8 million and $3.6 million, respectively, on pre-tax loss of $5.3 million and pre-tax earnings of $11.2 million, resulting in effective income tax rates of (34.5) percent and 31.9 percent, respectively. The effective income tax rate for the three months ended September 30, 2021 differs from the statutory rate primarily due to U.S. valuation allowances and the mix of earnings among tax jurisdictions. The effective income tax rate for the nine months ended September 30, 2021 differs from the statutory rate primarily due to U.S. valuation allowances and the mix of earnings among tax jurisdictions, partially offset by a favorable adjustment to a tax credit and the reversal of an uncertain tax position.

The income tax benefit for the three and nine months ended September 30, 2020 was $3.9 million and $11.1 million, respectively, on pre-tax earnings of $7.2 million and pre-tax loss of $233.3 million, respectively, resulting in effective income tax rates of (53.8) percent and 4.8 percent, respectively. The effective income tax rate for the three months ended September 30, 2020 differed from the statutory rate primarily due to the mix of earnings among tax jurisdictions, and recognition of a valuation allowance on non-deductible interest. The effective income tax rate for the nine months ended September 30, 2020 differed from the statutory rate primarily due to the impairment of goodwill for which there is no corresponding tax benefit, the mix of earnings among tax jurisdictions, and recognition of a valuation allowance on non-deductible interest.

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

Lease expense and cash flow for the three and nine months ended September 30, 2021 and 2020 and operating and finance lease assets and liabilities, average lease term and average discount rate as of September 30, 2021 and December 31, 2020 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
(Dollars in thousands)
Lease Expense
Finance lease expense:
Amortization of right-of-use assets	$335	$615	$1,006	$906
Interest on lease liabilities	20	43	65	63
Operating lease expense	727	1,699	2,375	2,534
Total lease expense	$1,082	$2,357	$3,446	$3,503

Cash Flow Components
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from finance leases	$20	$43	$65	$63
Operating cash outflows from operating leases	884	1,818	2,687	2,692
Financing cash outflows from finance leases	367	467	1,012	723
Right-of-use assets obtained in exchange for finance lease liabilities, net of terminations and disposals	50	180	885	252
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations and disposals	76	422	284	637

			September 30, 2021	December 31, 2020
(Dollars in thousands, except lease term and discount rate)
Balance Sheet Information
Operating leases:
Other non-current assets			$11,442	$13,598
Accrued liabilities			$(2,473)	$(2,868)
Other non-current liabilities			(9,509)	(11,513)
Total operating lease liabilities			$(11,982)	$(14,381)

Finance leases:
Property, plant and equipment gross			$6,937	$5,735
Accumulated depreciation			(4,325)	(3,319)
Property, plant and equipment, net			$2,612	$2,416
Current portion of long-term debt			$(1,075)	$(1,113)
Long-term debt (less current portion)			(1,865)	(2,275)
Total finance lease liabilities			$(2,940)	$(3,388)

Lease Term and Discount Rates
Weighted-average remaining lease term - finance leases (years)			3.5	3.9
Weighted-average remaining lease term - operating leases (years)			5.2	6.1
Weighted-average discount rate - finance leases			2.8%	3.0%
Weighted-average discount rate - operating leases			3.6%	3.8%

Summarized future minimum payments under our leases as of September 30, 2021 are as follows:

	Amount
(Dollars in thousands)
Lease Maturities	Finance Leases	Operating Leases
Three remaining months of 2021	$329	$774
2022	1,064	2,793
2023	671	2,446
2024	243	2,198
2025	152	2,128
Thereafter	619	2,772
Total	3,078	13,111
Less: Imputed interest	(138)	(1,129)
Total lease liabilities, net of interest	$2,940	$11,982

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

For the nine months ended September 30, 2021, payments to retirees or their beneficiaries totaled $1.1 million. We presently anticipate benefit payments in 2021 to total $1.4 million. The following table summarizes the components of net periodic pension cost for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
(Dollars in thousands)
Interest cost	$206	$251	$618	$753
Net amortization	96	72	290	216
Net periodic pension cost	$302	$323	$908	$969

NOTE 16 - STOCK-BASED COMPENSATION

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “Plan”) was approved by stockholders in May 2018, authorizing us to issue up to 4.35 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance units to our officers, key employees, non-employee directors and consultants. In May 2021, the stockholders approved an amendment to the Plan that, among other things, increased the authorized shares by 2 million. At September 30, 2021, there were 1.3 million shares available for future grants under this Plan. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

Under the terms of the Plan, each year eligible participants are granted time value restricted stock units (“RSUs”), vesting ratably over a three-year period, and performance restricted stock units (“PSUs”), with three-year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the Company’s common stock, with accrued dividends.

Restricted stock unit, restricted performance stock unit and option activity for the nine months ended September 30, 2021 is summarized in the following table:

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price
Balance at December 31, 2020	1,213,667	$3.59	2,176,290	$4.88	24,000	$20.39
Granted	411,291	5.94	653,438	8.41	—	—
Settled	(606,004)	3.30	(193,778)	5.45	—	—
Forfeited or expired	(32,525)	8.13	(151,369)	12.61	(15,000)	22.57
Balance at September 30, 2021	986,429	$4.60	2,484,581	$6.67	9,000	$16.76

Awards estimated to vest in the future	945,154	$4.65	2,080,561	$6.82	9,000	$16.76

Stock-based compensation expense for the three months ended September 30, 2021 and 2020 was $2.5 million and $0.5 million, respectively. Stock-based compensation for the nine months ended September 30, 2021 and 2020 was $6.8 million and $1.2 million, respectively. The higher expense for the three and nine months ended September 30, 2021 was primarily attributable to the modification of the 2019 and 2020 PSU awards, substituting budgeted amounts for actual performance for the second quarter of 2020 (one of twelve quarters in the respective performance periods), to offset the impact of COVID-19. This increased stock-based compensation for the three and nine months ended September 30, 2021 by $1.2 million and $3.5 million, respectively. In addition, 2020 stock-based compensation was lower due to the first quarter 2020 reversal of $1.2 million of previously accrued expense as a result of lower expected performance achievement, in light of the global pandemic. Unrecognized stock-based compensation expense related to non-vested awards of $12.3 million is expected to be recognized over a weighted average period of approximately 1.7 years as of September 30, 2021.

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

Casualty Loss

On July 12, 2021, the city of Werdohl, Germany, and surrounding area experienced torrential rains which resulted in extensive flooding. The flooding caused damage to our Werdohl manufacturing facility and production was temporarily halted on July 14, 2021. On July 16, 2021, operations at the facility resumed with the exception of the paint line and certain machining operations. The Company recognized an estimated casualty loss of $5.9 million related to the write-off of certain machinery and equipment, building renovation and repairs, equipment repairs and clean up expenses during the third quarter of 2021. In the third quarter of 2021, the Company received a $1.0 million advance from its insurers and accrued an estimated insurance recovery receivable of $3.4 million, subject to final settlement by the insurers, resulting in a net casualty loss of $1.5 million which was included in other expense, net in our condensed consolidated statements of income (loss). There was only nominal disruption to our ability to fulfill orders and deliver product to our customers due to the expeditious resumption of operations at the facility.

NOTE 18 – RECEIVABLES FACTORING

The Company sells certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash provided by operating activities. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes. During the three months ended September 30, 2021 and 2020, the Company sold trade receivables totaling $174.4 million and $169.8 million, respectively, and incurred factoring fees of $0.5 million and $0.4 million, respectively. During the nine months ended September 30, 2021 and 2020, the Company sold trade receivables totaling $558.4 million and $307.4 million, respectively, and incurred factoring fees of $1.5 million and $0.8 million, respectively. As of September 30, 2021 and December 31, 2020, receivables of $95.1 million and $96.6 million, respectively, had been factored and had not yet been paid by customers to the respective financial institutions. The collective limit under our factoring arrangements as of September 30, 2021 was $127.4 million. The collective limit under our factoring arrangements as of December 31, 2020 was $132.0 million. Our factoring limit will be reduced by $11.6 million (€10 million) effective November 30, 2021.

NOTE 19 – RESTRUCTURING

During the quarter ended June 30, 2020, the Company decided to discontinue the manufacture and sale of high performance aftermarket wheels for the automotive racing market segment. The Company incurred a total non-cash charge of $3.4 million, including $2.8 million recorded in cost of sales, comprised of $1.3 million relating to write-downs of certain after-market inventory to salvage value, $1.0 million of employee severance costs and $0.5 million in contract terminations and other costs, as well as a $0.6 million non-cash charge recorded in selling, general and administrative expense related to non-production employee severance costs. In addition, during the six-month period ended December 31, 2020, we recognized an additional $0.7 million of severance costs, including charges to costs of sales of $0.4 million and selling, general and administrative expense of $0.3 million. As of September 30, 2021, the restructuring severance benefits have been paid.

During the third quarter of 2019, the Company initiated a plan to significantly reduce production and manufacturing operations at its Fayetteville, Arkansas location. As a result, the Company recognized a non-cash charge of $13.0 million in cost of sales, principally comprised of accelerated depreciation for excess equipment and the write-down of certain supplies inventory to net salvage value. In addition, relocation costs for redeployment of machinery and equipment of $1.8 million were recognized in the fourth quarter of 2019. During 2020, we recognized additional charges to cost of sales of $3.3 million, principally related to relocation costs for redeployment of machinery and equipment. During the three and nine months ended September 30, 2021, we recognized additional relocation costs in cost of sales for redeployment of machinery and equipment of $0.5 million and $1.8 million, respectively. As of September 30, 2021, $0.2 million of the restructuring severance accrual remains. On July 15, 2021, the Company consummated the sale of the Fayetteville facility for a net sale price of $7.1 million, resulting in a gain of $4.4 million which has been credited against selling, general and administrative expenses. During the three and nine months ended September 30, 2021, the Company also incurred costs relating to environmental remediation and repairs required under the sale agreement of $0.1 million and $1.5 million, respectively, which have been charged to cost of sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have included or incorporated by reference in this Quarterly Report on Form 10-Q (including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and from time to time our management may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Act of 1934. These forward-looking statements are based upon management’s current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, the impact of COVID-19 and supply chain disruption on our future business, results, operation and prospects, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and potential liability for environmental-related matters. Any statement that is not historical in nature is a forward-looking statement and may be identified using words and phrases such as “expects”, “anticipates”, “believes”, “will”, “will likely result”, “will continue”, “plans to” and similar expressions. These statements include our belief regarding general automotive industry and market conditions and growth rates, as well as general domestic and international economic conditions.

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, which could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks, uncertainties and other factors include, but are not limited to, those described in Part I—Item 1A—“Risk Factors” and Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020 and Part I—Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and those described from time to time in our other reports filed with the SEC.

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

Executive Overview

Overview of Superior

Superior Industries International, Inc.’s (referred herein as the “Company”, “Superior”, or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. We employ approximately 8,000 full-time employees, operating in eight manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and we believe we are the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels accounted for approximately 92 percent of our sales in the first nine months of 2021 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Daimler AG Company (Mercedes-Benz, AMG, Smart), Ford, GM, Honda, Jaguar-Land Rover, Lucid Motors, Mazda, Nissan, PSA, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs.

Demand for our products is primarily driven by the production of light vehicles in North America and Europe and customer take rates on specific vehicle platforms that we serve and wheel SKUs that we produce. The majority of our customers’ wheel programs are awarded two to four years in advance. Our purchase orders with OEMs are typically specific to a particular vehicle model.

GM, VW Group and Ford were our only customers individually accounting for 10 percent or more of our consolidated sales for the three and nine months ended September 30, 2021 and 2020. Our sales to these customers in 2021 and 2020 were as follows:

Three months ended	September 30, 2021		September 30, 2020
(Dollars in millions)	Percent of Sales	Dollars	Percent of Sales	Dollars
GM	26%	$80.6	27%	$85.6
VW Group	11%	$34.9	14%	$46.0
Ford	16%	$49.3	13%	$38.0

Nine months ended	September 30, 2021		September 30, 2020
(Dollars in millions)	Percent of Sales	Dollars	Percent of Sales	Dollars
GM	27%	$268.1	24%	$185.6
VW Group	14%	$142.8	15%	$118.5
Ford	13%	$129.4	12%	$90.3

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

In order to ensure the health and safety of our employees globally and respond to the then current industry production environment, we closed production at our European facilities in late March 2020. In North America, our manufacturing operations ceased production in early April 2020. The Company reopened all of its facilities by June 1, 2020, in line with industry demand and finished goods levels, and in accordance with local government requirements. As a result, COVID-19 had a significant adverse effect on our business, results of operations and financial condition in 2020, but this effect had largely subsided by the end of the year. We are continuing to monitor the resurgence of the virus, including the emergence of new virus strains and the progress of the vaccination efforts.

Industry Overview and Supply Chain Disruption

There is a broad range of factors which impact automotive industry sales and production volumes, including consumer demand and preferences, dealer inventory levels, labor relations issues, trade agreements, cost and availability of raw materials and components, fuel prices, regulatory requirements, government initiatives, availability and cost of credit, changing consumer attitudes toward vehicle ownership and other factors. Our sales are driven generally by overall automotive industry production volumes and, more specifically, by the volumes of the vehicles for which we supply wheels. In addition, favorable product mix drives higher sales since larger diameter wheels and premium finishes command higher unit prices. Larger cars and light trucks, as well as premium vehicle platforms, such as luxury, sport utility and crossover vehicles, typically employ larger diameter wheels and premium finishes.

The automotive industry has been, and will likely continue to be, impacted by the supply chain disruption which emerged as OEM vehicle production resumed and began to scale following the shutdown as a result of the COVID-19 pandemic. The supply chain disruption includes shortages of semiconductor chips, electric vehicle batteries, shipping containers, steel, resin and foam. The semiconductor chip shortage, which began to affect global automotive industry production in the first two quarters of 2021, drove significantly lower OEM vehicle production and high OEM production volatility in the third quarter of 2021. Although automotive industry production volumes in the first half of 2021 were higher than the corresponding period of the prior year, production volumes in the second half are expected to be lower. Lower production volumes coupled with OEM customer order volatility have resulted in manufacturing inefficiencies, including elevated labor, scrap and equipment change over costs. In addition, our critical commodity costs significantly increased in 2021, particularly aluminum raw materials and energy costs. While the prices under our OEM contracts are adjusted for changes in aluminum prices, our aftermarket contracts do not provide for pass through pricing on rising commodity costs. Additionally, rising raw material costs and OEM production volatility have caused our inventory levels to increase, negatively impacting our cash flows.

Automotive industry production volumes in the North American and Western and Central European regions in the first nine months of 2021, as compared to the corresponding periods of 2020 and 2019, are shown below:

	September 30,			2021 vs 2020	2021 vs 2019
(Units in millions)	2021	2020	2019	% Change	% Change

North America	9.8	9.2	12.4	6.5%	(21.0%)
Western and Central Europe	9.7	9.3	13.6	4.3%	(28.7%)

Total	19.5	18.5	26.0	5.4%	(25.0%)

Despite the modest 2021 year-to-date improvement over 2020, production volumes for the third quarter of 2021 declined 28.8 percent on a year-over-year basis (25.2 percent in North America and 32.9 percent in Western and Central Europe). As a result, there has been a significant reduction in forecast industry production volume for the 2021 full year. In January 2021, the IHS forecast projected that full year 2021 automotive passenger and light truck vehicle production in North America and Western and Central Europe would increase 20.5 percent (25.1 percent in North America and 16.2 percent in Western and Central Europe) over 2020 and would lag 2019 by only 5.9 percent. The October 2021 IHS forecast now projects that the 2021 production will be 2.5 percent lower than 2020 (declining 0.2 percent in North America and 4.7 percent in Western and Central Europe) and 24.1 percent lower than 2019. While semiconductor manufacturers have announced plans to expand capacity over the next several years, it is unclear when automotive industry chip shortages will begin to subside.

Sustainability

All Superior manufacturing plants have implemented Environmental Management Systems that are ISO14001 certified and are subject to annual audits by an independent third party.  In 2019, we assessed the product carbon footprint of our European operations for the first time based on the Greenhouse Gas Protocol, and we assessed the carbon footprint for our operations globally in connection with our UN Global Compact Sustainability Report published in June 2021. These assessments can help us identify potential opportunities to reduce fuel consumption and greenhouse gas emissions. Superior is committed to reducing natural gas, electricity and water consumption and solid waste and air emissions at all of our facilities globally. Furthermore, our research and development team is developing automotive light weighting solutions, such as our patented Alulite™ technology, and aerodynamic solutions which will assist in reducing our customers’ carbon footprint. We are also collaborating with our suppliers regarding sustainability practices throughout their supply chains.

Overview of the Third Quarter of 2021

The following charts show the operational performance in the quarter ended September 30, 2021 in comparison to the quarter ended September 30, 2020 ($ in millions):

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

Results of Operations

	Three Months Ended
	September 30, 2021	September 30, 2020	Net Change
(Dollars in thousands, except per share data)
Net sales
North America	$180,496	$166,662	$13,834
Europe	130,284	150,441	(20,157)
Net sales	310,780	317,103	(6,323)
Cost of sales	292,637	285,135	(7,502)
Gross profit	18,143	31,968	(13,825)
Percentage of net sales	5.8%	10.1%	(4.3)%
Selling, general and administrative	10,769	12,730	1,961
Income from operations	7,374	19,238	(11,864)
Percentage of net sales	2.4%	6.1%	(3.7)%
Interest expense, net	(10,619)	(10,414)	(205)
Other expense, net	(2,094)	(1,576)	(518)
Income tax (provision) benefit	(1,841)	3,898	(5,739)
Net (loss) income	$(7,180)	$11,146	$(18,326)
Percentage of net sales	(2.3)%	3.5%	(5.8)%
Diluted (loss) earnings per share	$(0.61)	$0.12	$(0.73)
Value added sales (1)	$162,198	$192,469	$(30,271)
Adjusted EBITDA (2)	$29,777	$46,723	$(16,946)
Percentage of net sales	9.6%	14.7%	(5.1)%
Percentage of value added sales	18.4%	24.3%	(5.9)%
Unit shipments in thousands	3,500	4,362	(862)

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

Shipments

Wheel unit shipments were 3.5 million for the third quarter of 2021 compared to unit shipments of 4.4 million in the prior year period, a decrease of 19.8 percent. The decrease was driven by lower volumes in both regions due to reduced 2021 production schedules at our key OEM customers in response to the global semiconductor supply shortage.

Net Sales

Net sales for the third quarter of 2021 were $310.8 million, compared to net sales of $317.1 million for the same period in 2020. The decrease in the quarter was driven by lower volumes in both regions due to the global semiconductor supply shortage, which was offset in large part by higher aluminum prices and stronger product mix in both our North American and European regions.

Cost of Sales

Cost of sales were $292.6 million for the third quarter of 2021 compared to cost of sales of $285.1 million for the same period in 2020. The increase, despite lower volumes in both regions, was principally driven by higher aluminum prices. Manufacturing cost performance was adversely impacted by significantly lower vehicle production and certain production inefficiencies caused by OEM production volatility.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2021 were $10.8 million compared to SG&A expense of $12.7 million for same period in 2020.  The decrease in SG&A expense is principally due to a $4.4 million gain recognized for the sale of our Fayetteville, Arkansas facility in 2021, partially offset by increased compensation and benefit expenses due to temporary cost savings actions taken in 2020 in response to COVID-19 OEM and Superior production shutdowns.

Net Interest Expense

Net interest expense for the third quarter of 2021 was $10.6 million compared to net interest expense of $10.4 million for same period in 2020. The increase was primarily due to increased amortization of debt issuance costs related to our revolving lines of credit during the current period.

Other Income (Expense)

Other expense was $2.1 million for the third quarter of 2021 compared to $1.6 million for the same period in 2020. The current year expense is primarily attributable to cost associated with a flood at our Werdohl, Germany facility in July, 2021.

Income Tax (Provision) Benefit

The income tax provision for the third quarter of 2021 was $1.8 million on a pre-tax loss of $5.3 million, representing an effective income tax rate of (34.5) percent. This differs from the statutory rate primarily due to U.S. valuation allowances and the mix of earnings among tax jurisdictions. The income tax benefit for the third quarter of 2020 was $3.9 million on a pre-tax income of $7.2 million, representing an effective income tax rate of (53.8) percent. This differs from the statutory rate due to the mix of earnings among tax jurisdictions and recognition of a valuation allowance on non-deductible interest.

Net Income (Loss)

Net loss for the third quarter of 2021 was $7.2 million, or a loss of $0.61 per diluted share, compared to net income of $11.1 million, or $0.12 per diluted share, for the same period in 2020.

Segment Sales and Income from Operations

	Three Months Ended
	September 30, 2021	September 30, 2020	Change
(Dollars in thousands)
Selected data
Net sales
North America	$180,496	$166,662	$13,834
Europe	130,284	150,441	(20,157)
Total net sales	$310,780	$317,103	$(6,323)
Income (loss) from operations
North America	$12,581	$16,113	$(3,532)
Europe	(5,207)	3,125	(8,332)
Total income (loss) from operations	$7,374	$19,238	$(11,864)

North America

Net sales for our North American segment for the third quarter of 2021 increased 8.3 percent, compared to the same period in 2020 predominantly due to higher aluminum prices and stronger product mix, which was partially offset by a 17.6 percent decrease in unit volumes. For the third quarter of 2021, North American sales were almost exclusively from Mexico, which compares to U.S. sales of 3.1 percent and Mexico sales of 96.9 percent for the same period of the prior year. The change in North American sales by country is due to discontinuation of manufacturing activities at our Fayetteville, Arkansas location. North American segment income (loss) from operations for the third quarter of 2021 was lower than the same period of the prior year, principally due to lower volumes resulting from the global semiconductor shortage and certain production inefficiencies caused by OEM production volatility, partially offset by favorable product mix.

Europe

Net sales for our European segment for the third quarter of 2021 decreased 13.4 percent, compared to the same period in 2020 predominantly due to a 22.3 percent decrease in unit volumes, partially offset by higher aluminum pricing and stronger product mix.

European segment sales in Germany and Poland were 33.1 percent and 66.9 percent, respectively, for the third quarter of 2021, which compares to 38.8 percent and 61.2 percent for the same period of the prior year. European segment income from operations for the third quarter of 2021 was lower than the same period of the prior year, principally due to lower volumes resulting from the global semiconductor shortage and certain production inefficiencies caused by OEM production volatility.

Overview of the First Nine Months of 2021

The following chart shows the operational performance in the nine months ended September 30, 2021 in comparison to the nine months ended September 30, 2020 ($ in millions):

Results of Operations

	Nine Months Ended
	September 30, 2021	September 30, 2020	Net Change
(Dollars in thousands, except per share data)
Net sales
North America	$549,457	$381,129	$168,328
Europe	466,983	381,921	85,062
Net sales	1,016,440	763,050	253,390
Cost of sales	922,637	730,762	191,875
Gross profit	93,803	32,288	61,515
Percentage of net sales	9.2%	4.2%	5.0%
Selling, general and administrative	45,190	36,541	(8,649)
Impairment of goodwill and indefinite-lived intangibles	—	193,641	193,641
Income (loss) from operations	48,613	(197,894)	246,507
Percentage of net sales	4.8%	(25.9)%	30.7%
Interest expense, net	(31,378)	(34,448)	3,070
Other expense, net	(6,028)	(923)	(5,105)
Income tax (provision) benefit	(3,570)	11,111	(14,681)
Net income (loss)	$7,637	$(222,154)	$229,791
Percentage of net sales	0.8%	(29.1)%	29.9%
Diluted loss per share	$(0.69)	$(9.66)	$8.97
Value added sales (1)	$564,931	$446,844	$118,087
Adjusted EBITDA (2)	$129,345	$82,557	$46,788
Percentage of net sales	12.7%	10.8%	1.9%
Percentage of value added sales	22.9%	18.5%	4.4%
Unit shipments in thousands	12,193	10,737	1,456

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

Shipments

Wheel unit shipments were 12.2 million for the first nine months of 2021 compared to unit shipments of 10.7 million in the prior year period, an increase of 13.6 percent. The increase was attributable to higher volumes in North America and Europe primarily driven by the 2020 production shutdowns at our key OEM customers in response to the COVID-19 pandemic.

Net Sales

Net sales for the first nine months of 2021 were $1,016.4 million, compared to net sales of $763.1 million for the same period in 2020. The increase in net sales was primarily driven by higher production volumes in North America and Europe due to the 2020 production shutdowns at our key OEM customers in response to the COVID-19 pandemic, as well as favorable product mix, higher aluminum prices and favorable Euro foreign exchange.

Cost of Sales

Cost of sales were $922.6 million for the first nine months of 2021 compared to cost of sales of $730.8 million for the same period in 2020. The increase in cost of sales was primarily due to higher production volumes in North America and Europe driven by the 2020 production shutdowns at our key OEM customers in response to the COVID-19 pandemic, favorable mix, higher aluminum prices and reduced prior period manufacturing costs resulting from our production shutdowns in response to the onset of the pandemic.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the first nine months of 2021 were $45.2 million, compared to SG&A expense of $36.5 million for same period in 2020. The increase in SG&A expenses is due to lower prior period compensation and benefit expense resulting from cost savings actions taken in response to the COVID-19 OEM and Superior production shutdowns and 2021 compensation expense returning to more normalized levels, partially offset by a $4.4 million gain recognized on the sale of our Fayetteville, Arkansas facility in 2021.

Impairment of Goodwill and Indefinite-lived Intangibles

During the first nine months of 2020, we recognized a goodwill and indefinite-lived intangible asset impairment charge totaling $193.6 million relating to our European reporting unit (refer to Note 8, “Goodwill and Other Intangible Assets” in the notes to the condensed consolidated financial statements).

Net Interest Expense

Net interest expense for the first nine months of 2021 was $31.4 million compared to net interest expense of $34.4 million for same period in 2020. The decrease was primarily due to borrowings under our revolving lines of credit during 2020 and lower 2021 interest rates on the Term Loan Facility.

Other Income (Expense)

Other expense was $6.0 million for the first nine months of 2021 compared to $0.9 million for same period in 2020. The 2021 expense was primarily attributable to the increase in the preferred stock embedded derivative liability due to the increase in the Company’s stock price and costs associated with a flood at our Werdohl, Germany facility while the prior period expense was primarily driven by foreign exchange losses.

Income Tax (Provision) Benefit

The income tax provision for the nine months ended September 30, 2021 was $3.6 million on a pre-tax income of $11.2 million, representing an effective rate of 31.9 percent. The effective income tax rate for the nine months ended September 30, 2021 differs from the statutory rate primarily due to U.S. valuation allowances and the mix of earnings among tax jurisdictions, partially offset by a favorable adjustment to a tax credit and the reversal of an uncertain tax position. The income tax benefit for the nine months ended September 30, 2020 was $11.1 million on a pre-tax loss of $233.3 million, representing an effective rate of 4.8 percent. This differed from the statutory rate due to the impairment of goodwill for which there is no corresponding tax benefit, the mix of earnings among tax jurisdictions, and recognition of a valuation allowance on non-deductible interest.

Net Income (Loss)

Net income for the first nine months of 2021 was $7.6 million, or a loss of $0.69 per diluted share, compared to a net loss of $222.2 million, or a loss of $9.66 per diluted share, for the same period in 2020.

Segment Sales and Income from Operations

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change
(Dollars in thousands)
Selected data
Net Sales
North America	$549,457	$381,129	$168,328
Europe	466,983	381,921	85,062
Total net sales	$1,016,440	$763,050	$253,390
Income (loss) from operations
North America	$37,964	$2,430	$35,534
Europe	10,649	(200,324)	210,973
Total income (loss) from operations	$48,613	$(197,894)	$246,507

North America

Net sales for our North American segment for the first nine months of 2021 increased 44.2 percent, compared to the same period in 2020, due to a 19.7 percent increase in volumes related to the 2020 production shutdowns at our key customers, favorable product mix and higher aluminum prices. For the first nine months of 2021, North American sales were almost exclusively shipped from Mexico, which compares to U.S. sales of 6.5 percent and Mexico sales of 93.5 percent for the prior year period. The change in North American sales by country is due to discontinuing manufacturing activities at our Fayetteville, Arkansas location in the fourth quarter of 2019. North American segment income from operations for the first nine months of 2021 was higher than the prior year period, principally due to higher volumes, favorable product mix and improved manufacturing performance, partially offset by increased compensation expense.

Europe

Net sales for our European segment for the first nine months of 2021 increased 22.3 percent, compared to the same period in 2020, due to a 7.2 percent increase in volumes related to the 2020 production shutdowns at our key customers, favorable product mix, higher aluminum prices and favorable foreign exchange. European segment sales for Germany and Poland were 35.7 percent and 64.3 percent, respectively, during the first nine months of 2021, which compares to 37.2 percent and 62.8 percent for the first nine months of 2020. European segment income from operations for the first nine months of 2021 was higher than the prior year period principally due to the 2020 goodwill and indefinite-lived intangible asset impairment charge, as well as improved manufacturing performance associated with higher production volumes, favorable product mix and favorable foreign exchange.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2021, our cash and cash equivalents totaled $76.1 million compared to $111.1 million and $152.4 million at September 30, 2020 and December 31, 2020, respectively. Our sources of liquidity primarily include cash and cash equivalents, cash provided by operating activities, borrowings under available debt facilities, factoring arrangements for trade receivables and, from time to time, other external sources of funds. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $175.3 million and 1.7:1.0, respectively, at September 30, 2021, versus $152.5 million and 1.7:1.0 at December 31, 2020. While the Company continues to tightly manage all elements of working capital, inventories have increased in 2021 not only due to rising raw material prices, but also the volatility in customer orders arising from customer supply chain constraints.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, debt facilities, cash and cash equivalents, and we believe these sources will continue to meet our future requirements. Capital expenditures relate to improving production quality and efficiency and extending the useful lives of existing property and expenditures for new product offerings, as well as expanded capacity for existing products.

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

As part of our ongoing efforts to improve our cash flow and related liquidity, we negotiate with suppliers to optimize our terms and conditions, including extended payment terms. Beginning in 2021, the Company receives extended payment terms for a portion of our purchases with one of our principal aluminum suppliers in exchange for a nominal adjustment to the product pricing. The payment terms provided to us are consistent with aluminum industry norms, as well as those offered to the supplier’s other customers. The supplier intends to finance these extended terms by factoring receivables due from us with a financial institution. We are not a party to the supplier’s factoring agreement with the financial institution. We remit payments directly to our supplier, except with respect to product purchased under extended terms which have been factored by the supplier. These payments are remitted directly to the financial institution in accordance with the payment terms originally negotiated with our supplier. As of September 30, 2021, the

Company owed $20.8 million to the financial institution which is included in accounts payable in the Company’s condensed consolidated balance sheets. The Company made $47.8 million in payments to the financial institution pursuant to the supplier’s factoring arrangement for the nine months ended September 30, 2021. These payments are included in cash flows from operations within the condensed consolidated statements of cash flows.

Balances outstanding under the Term Loan Facility, Notes and equipment loans as of September 30, 2021 were $349.2 million, $251.7 million and $20.3 million, respectively. The redeemable preferred stock amounted to $194.6 million as of September 30, 2021. Our liquidity totaled $272.9 million at September 30, 2021, including cash on hand of $76.1 million and available unused commitments under credit facilities of $196.8 million.

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

	Nine Months Ended
	September 30, 2021	September 30, 2020
(Dollars in thousands)
Net cash (used in) provided by operating activities	(14,578)	92,511
Net cash used in investing activities	(40,982)	(32,733)
Net cash used in financing activities	(18,875)	(32,111)
Effect of exchange rate changes on cash	(1,871)	5,537
Net (decrease) increase in cash and cash equivalents	$(76,306)	$33,204

Operating Activities

Net cash used in operating activities was $14.6 million for the first nine months of 2021 compared to net cash provided by operating activities of $92.5 million for the same period in 2020. The decrease in cash flow provided by operating activities was primarily driven by increased receivables and inventory of $45.2 million and $60.0 million, respectively, partially offset by increased profitability. The increase in receivables and inventories was due to higher production levels, increases in aluminum prices and higher inventory levels due to customer order volatility resulting from the global semiconductor supply shortage.

Investing Activities

Net cash used in investing activities was $41.0 million for the first nine months of 2021 compared to $32.7 million for the same period in 2020. The increase in cash used in investing activities is driven by resumption of certain capital projects that were suspended in 2020 due to COVID-19 production shutdowns and ongoing investments to support increased production capabilities in both regions, partially offset by proceeds from the sale of our Fayetteville, Arkansas facility.

Financing Activities

Net cash used in financing activities was $18.9 million for the first nine months of 2021 compared to net cash used in financing activities of $32.1 million for the same period in 2020. This change was primarily due to prepayments on the Term Loan in the first nine months of 2020 that did not occur in 2021.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no significant off-balance sheet arrangements other than factoring of $95.1 million of our trade receivables.

Non-GAAP Financial Measures

In this quarterly report, we discuss two financial measures that are not calculated according to U.S. GAAP, value added sales and adjusted EBITDA.

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

The following table reconciles our net sales, the most directly comparable U.S. GAAP financial measure, to our value added sales:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
(Dollars in thousands)
Net sales	$310,780	$317,103	$1,016,440	$763,050
Less: aluminum value and outside service provider costs	(148,582)	(124,634)	(451,509)	(316,206)
Value added sales	$162,198	$192,469	$564,931	$446,844

The following table reconciles our net income, the most directly comparable U.S. GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
(Dollars in thousands)
Net (loss) income	$(7,180)	$11,146	$7,637	$(222,154)
Interest expense, net	10,619	10,414	31,378	34,448
Income tax provision (benefit)	1,841	(3,898)	3,570	(11,111)
Depreciation	17,965	18,315	55,520	54,367
Amortization	6,511	6,503	19,926	18,767
Impairment of goodwill and indefinite-lived intangibles	—	—	—	193,641
Integration, restructuring, factoring fees and other (1)(2)(3)(4)	21	4,243	7,854	14,599
Change in fair value of redeemable preferred stock embedded derivative liability (5)	—	—	3,460	—
Adjusted EBITDA	$29,777	$46,723	$129,345	$82,557
Adjusted EBITDA as a percentage of net sales	9.6%	14.7%	12.7%	10.8%
Adjusted EBITDA as a percentage of value added sales	18.4%	24.3%	22.9%	18.5%

(1)

In the third quarter of 2021, we incurred $1.6 million of restructuring costs comprised of ongoing fixed costs associated with our Fayetteville, Arkansas facility, relocation and installation costs of repurposed machinery and costs of site preparation activities which occurred as part of the sale of the facility. Additionally, in the third quarter we recognized a gain on sale of $4.4 million related to the sale of the Fayetteville, Arkansas facility. We also incurred $1.5 million of costs from a flood at our Werdohl, Germany facility, $0.7 million of certain hiring and separation costs, $0.5 million of accounts receivable factoring fees and $0.1 million of other costs.

(2)

In the first nine months of 2021, we incurred $4.7 million of restructuring costs comprised of ongoing fixed costs associated with our Fayetteville, Arkansas facility, relocation and installation costs of repurposed machinery and costs of site preparation activities which occurred as part of the sale of the facility. Additionally, we recognized a gain on sale of $4.4 million related to the sale of the Fayetteville, Arkansas facility. We also incurred $1.5 million of costs from a flood at our Werdohl, Germany facility, $3.8 million of certain hiring and separation costs, $1.5 million of accounts receivable factoring fees, and $0.8 million of other costs.

(3)

In the third quarter of 2020, we incurred $2.7 million of restructuring costs primarily comprised of ongoing fixed costs associated with our Fayetteville, Arkansas facility, relocation and installation costs of repurposed machinery and severance costs. Additionally, in the third quarter of 2020, we incurred $0.4 million of restructuring costs related to discontinuing the manufacturing and sale of high-performance wheels for the automotive racing market segment, $0.4 million of accounts receivables factoring fees, $0.3 million of certain hiring costs and $0.4 million of other costs.

(4)

In the first nine months of 2020, we incurred $8.4 million of restructuring costs primarily comprised of ongoing fixed costs associated with our Fayetteville, Arkansas facility and relocation and installation costs of repurposed machinery. Additionally, we incurred $3.9 million of restructuring costs in connection with exiting the automotive racing market segment, as well as $1.0 million of certain hiring and separation costs, $0.8 million of accounts receivable factoring fees, $0.2 million of certain asset impairments, and $0.3 million of other costs.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, results of operations, cash flows or financial condition. There have been no material changes to the Risk Factors described in Part I, Item 1A-Risk Factors in our annual report on Form 10-K for the year ended December 31, 2020, except as otherwise indicated herein. During May 2021, the NYSE notified the Company that, in view of our improved market capitalization which has been well in excess of the required threshold for the preceding six months, we regained compliance with its continued listing standards.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1

Amendment to the Superior Industries, Int. Executive Employment Agreement dated October 12, 2021 by and between Superior Industries, Int. and Majdi B. Abulaban (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed October 15, 2021.)

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

32.1

Certification of Majdi B. Abulaban, President and Chief Executive Officer, and C. Timothy Trenary, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date: November 3, 2021	/s/ Majdi B. Abulaban
Majdi B. Abulaban President and Chief Executive Officer

Date: November 3, 2021	/s/ C. Timothy Trenary
C. Timothy Trenary Executive Vice President and Chief Financial Officer