Form 10-K
period 2021-12-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2022-03-03
CIK 95552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s $0.01 par value common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $225,046,322, based on a closing price of $8.62. On February 24, 2022, there were 26,163,077 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2022 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Detroit, Michigan

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have included or incorporated by reference in this Annual Report on Form 10-K (including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and from time to time our management may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management’s current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, the impact of COVID-19 and supply chain disruption on our future business, results, operation and prospects, anticipated future performance (including sales and earnings), expected growth, future business plans and costs and potential liability for environmental-related matters. Any statement that is not historical in nature is a forward-looking statement and may be identified using words and phrases such as “expects”, “anticipates”, “believes”, “will”, “will likely result”, “will continue”, “plans to”, “could”, “continue”, “estimates” and similar expressions. These statements include our belief regarding general automotive industry and market conditions and growth rates, as well as general domestic and international economic conditions.

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, which could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks, uncertainties and other factors include, but are not limited to, those described in Part I, Item 1A, “Risk Factors” and Part II - Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and elsewhere in this Annual Report and those described from time to time in our other reports filed with the Securities and Exchange Commission.

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

ITEM 1 - BUSINESS

Description of Business and Industry

Superior Industries International, Inc.’s (referred to herein as the “Company”, “Superior”, or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. We employ approximately 7,800 full-time employees, operating in eight manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and we believe we are the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels accounted for approximately 91 percent of our sales in 2021 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Daimler (Mercedes-Benz, AMG, Smart), Ford, GM, Honda, Jaguar-Land Rover, Lucid Motors, Mazda, Nissan, PSA, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs.

Demand for our products is mainly driven by light-vehicle production levels in North America and Europe and customer take rates on specific vehicle platforms that we serve and wheel SKUs that we produce. North American light-vehicle production in 2021 was 13.0 million vehicles, as compared to 13.0 million and 16.3 million vehicles in 2020 and 2019, respectively. In Western and Central Europe, light-vehicle production in 2021 was 12.7 million vehicles, as compared to 13.6 million and 17.8 million vehicles in 2020 and 2019, respectively. While industry production volumes in 2020 were adversely impacted by the COVID-19 pandemic, 2021 volumes were constrained by the semiconductor chip shortage which emerged in the first two quarters of 2021 and worsened in the last half of the year.

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

GM, VW Group and Ford were our only customers individually accounting for 10 percent or more of our consolidated sales in 2021 and 2020. Our sales to these customers in 2021 and 2020 were as follows:

	2021		2020
(Dollars in millions)	Percent of Sales	Dollars	Percent of Sales	Dollars
GM	26%	$362.3	24%	$274.2
VW Group	14%	$194.0	16%	$175.8
Ford	13%	$179.0	11%	$125.0

The loss of all or a substantial portion of our sales to these customers would have a significant adverse effect on our financial results. Refer to Item 1A, “Risk Factors,” of this Annual Report.

Raw Materials

Aluminum accounted for the vast majority of our total raw material requirements during 2021. Our aluminum requirements are met through purchase orders with major global producers. During 2021, we successfully secured aluminum commitments from our primary suppliers sufficient to meet our production requirements, and we anticipate being able to source aluminum requirements to meet our expected level of production in 2022.

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

Foreign Operations

We manufacture all of our North American products in Mexico for sale in the United States, Canada and Mexico. The overall cost for us to manufacture wheels in Mexico is currently lower than in the United States, due to lower labor costs as a result of lower prevailing wage rates. Similarly, we manufacture the majority of our products for the European market in Poland, for sale throughout Europe. Similar to our Mexican operations, the overall cost to manufacture wheels in Poland is substantially lower than in both the United States and Germany at the present time due principally to lower labor costs.

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

Competition

Competition in the market for aluminum wheels is based primarily on delivery, overall customer service, price, quality and technology. We currently supply 17.8 percent and 13.0 percent of the aluminum wheels installed on passenger cars and light-duty trucks in North America and Europe, respectively.

Competition is global in nature with a significant volume of exports from Asia into Europe and North America. Some of the key competitors in North America include Central Motor Wheel of America, CITIC Dicastal Co., Ltd., Prime Wheel Corporation, Enkei, Hands Corporation, and Ronal. Key European competitors include Ronal, Borbet, Maxion and CMS. We believe we are the leading manufacturer of alloy wheels in the European aftermarket, where the competition is highly fragmented. Key competitors include Alcar, Brock, Borbet, ATU and Mak.

Research and Development

Our policy is to continuously review, improve and develop our engineering capabilities to satisfy our customer requirements in the most efficient and cost-effective manner available. We strive to achieve this objective by attracting and retaining top engineering talent and by maintaining the latest state-of-the-art computer technology to support engineering development. Our engineering centers located in Fayetteville, Arkansas and Ludensheid, Germany, support our research and development in North America and Europe for our global OEM customers. We also have a technical sales function at our corporate headquarters in Southfield, Michigan that maintains a complement of engineering staff located near some of our largest customers’ headquarters and engineering and purchasing offices. Research and development of our European aftermarket wheels is performed in Bad Durkheim, Germany.

Government Regulation

Safety standards in the manufacture of vehicles and automotive equipment have been established under the National Traffic and Motor Vehicle Safety Act of 1966, as amended. We believe that we are in compliance with all federal standards currently applicable to OEM suppliers and to automotive manufacturers.

Environmental Compliance

Our manufacturing facilities, like most other manufacturing companies, are subject to solid waste, water and air pollution control standards mandated by federal, state and local laws. Violators of these laws are subject to fines and, in extreme cases, plant closure. We believe our facilities are in material compliance with all presently applicable standards. The cost of environmental compliance was approximately $3.0 million in 2021 and $1.3 million in 2020. We expect that future environmental compliance expenditures will approximate these levels and will not have a material effect on our consolidated financial position or results of operations. However, climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the vehicles that use our products. Refer to Item 1A, “Risk Factors - We are subject to various environmental laws” of this Annual Report.

Sustainability

Superior conducted an assessment in 2021 to identify the sustainability interests of our stakeholders and inform our sustainability strategy. Superior is committed to reducing natural gas, electricity, and water consumption, solid waste and air emissions at all of our facilities globally. All Superior manufacturing plants have implemented Environmental Management Systems that are ISO14001 certified and are subject to annual audits by an independent third party.

In 2021, we assessed the carbon footprint for each of our operations globally in connection with our Communication on Progress report to the UN Global Compact published in June 2021. These assessments are helping us identify potential opportunities to:

•	reduce fuel consumption and greenhouse gas emissions and
•	offer low or zero carbon wheels to our customers.

Superior has established a goal to be carbon neutral by 2039 and we anticipate that by 2025 we will have reduced our emissions 40% from the level generated in 2020.

Superior also reported through Carbon Disclosure Project’s (“CDP”) climate change and water security sections in 2021. Furthermore, our research and development team is developing automotive light weighting solutions, such as our patented Alulite™ technology, and aerodynamic solutions that will assist in reducing our customers’ carbon footprint. We continue to collaborate with our customers and suppliers regarding sustainability practices throughout their supply chains.

Employees

As of December 31, 2021, we employed approximately 7,800 full-time employees, with 4,500 employees in North America and 3,300 employees in Europe.

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

Industry and Economic Risks

The COVID-19 pandemic has disrupted, and may continue to disrupt our business, which may have a material adverse impact on our business, results of operations, financial condition and cash flows.

To date, the COVID-19 pandemic (including associated variants) has caused a widespread health crisis, and resulted in an economic downturn and government imposed measures to reduce the spread of COVID-19. In Europe and North America (our primary markets), federal, state and local governments have, at varying times, either recommended or mandated actions to slow the transmission of COVID-19. Most U.S. states and most countries implemented shelter-in-place orders, quarantines, significant restrictions on travel, as well as work restrictions that prohibited non-essential employees from going to work. While these governmental actions have generally eased, it is possible that more stringent restrictions are imposed in the future. The impact of COVID-19 and uncertainty with respect to the economic effects of the pandemic introduced significant volatility in the financial markets and has had a widespread adverse effect on the automotive industry. In addition to public health considerations, the COVID-19 pandemic has also contributed to supply chain disruptions across a number of industries. The automotive industry has been, and will likely continue to be, impacted by the supply chain disruptions, which emerged in late 2020 as OEMs began to scale production following the industry shutdown and became a more significant challenge in 2021.

Specific risks to our Company associated with the COVID-19 pandemic include the following:

•	reductions in OEM automotive production, and therefore a decrease in demand for our products;
•	OEMs may adjust their supply chains to eliminate reliance on certain suppliers, including Superior, based on credit rating agencies’ assessments of suppliers;
•	deterioration of worldwide credit and financial markets could limit our ability to access the capital markets, or disrupt consumers’ ability to obtain financing to purchase new vehicles;
•

uncertainties associated with COVID-19 impacts on the automotive sector coupled with our negative equity position may result in a decrease in (or elimination of) credit insurance available to our European suppliers, resulting in adverse payment term changes with our suppliers;

•	continuing disruptions to the automotive industry supply chain, including shortages of semiconductor chips, electric vehicle batteries, shipping containers, steel, resin and foam;
•	disruptions in availability of raw materials, energy, supplies or equipment as a result of government mandated restrictions initiated to contain the spread of COVID-19;
•

negative impacts to our operations resulting from instability in OEM production schedules, reductions in production volumes and production efficiency levels and increased costs resulting from our efforts and the efforts of federal, state and local governments to mitigate the impact of COVID-19 and to protect our employees’ health and well-being;

•	the occurrence of COVID-19 incidents at our customers’ facilities or in our facilities may interrupt our customers’ and our operations for an indeterminate period of time;
•	the temporary or permanent closure of our customers’ facilities or our facilities.

The ultimate impact that COVID-19 and associated variants will have on our business, results of operations, financial condition and cash flows will depend on a number of factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; the impact of recent resurgences of COVID-19 cases in North America and Europe, the efficacy and distribution of COVID-19 vaccines, governmental, OEMs’, suppliers’, customers’ and individuals’ actions that have been and continue to be taken in response to the pandemic and the impact of the pandemic on economic activity and actions taken in response to such impact by the OEMs’ suppliers and customers.

The automotive industry is cyclical and volatility in the automotive industry could adversely affect our financial performance.

Predominantly, our sales are made to the European and U.S. automotive markets. Therefore, our financial performance depends largely on conditions in the European and U.S. automotive industry, which in turn can be affected significantly by broad economic and financial market conditions. Consumer demand for automobiles is subject to considerable volatility as a result of consumer confidence in general economic conditions, levels of employment, prevailing wages, fuel prices and the availability and cost of consumer credit, as well as changing consumer preferences. Demand for aluminum wheels can be further affected by other factors, including pricing and performance comparisons to competitive products. Finally, the demand for our products is influenced by shifts of market share between vehicle manufacturers and the market penetration of the specific vehicle models being sold by our customers. Decreases in demand for automobiles in Europe and the United States could adversely affect the valuation of our productive assets, results of operations, financial condition and cash flows.

We operate in a highly competitive industry and efforts by our competitors to gain market share could adversely affect our financial performance.

The global automotive component supply industry is highly competitive. Competition is based on a number of factors, including delivery, overall customer service, price, quality, technology and available capacity to meet customer demands. Some of our competitors are companies, or divisions or subsidiaries of companies, which are larger and have greater financial and other resources than we do. We cannot ensure that our products will be able to compete successfully with the products of these competitors. In particular, our ability to maintain or increase manufacturing capacity typically requires significant investments in facilities, equipment and personnel. Additionally, as a result of evolving customer requirements, we may incur labor costs at premium rates, experience increased maintenance expenses or have to replace our machinery and equipment on an accelerated basis. Furthermore, the nature of the markets in which we compete has attracted new entrants, particularly from low-cost countries. As a result, our sales levels and margins continue to be adversely affected by pricing pressures reflective of significant competition from producers located in low-cost foreign markets, such as China. Such competition with lower cost structures poses a significant threat to our ability to compete globally. These factors have led to our customers awarding business to foreign competitors in the past, and they may continue to do so in the future. In addition, any of our competitors may foresee the course of market developments more accurately, develop products that are superior to our products, have the ability to produce similar products at a lower cost or adapt more quickly to new technologies or evolving customer requirements. Consequently, our products may not be able to compete successfully with competitors’ products.

Risks Relating to our Business, Strategy and Operations

A limited number of customers represent a large percentage of our sales. The loss of a significant customer or decrease in demand could adversely affect our operating results.

GM, VW Group, Ford, Daimler Group, Volvo, BMW and Toyota, together, represented 81 percent and 82 percent of our sales in 2021 and 2020, respectively. Global procurement practices, including demand for price reductions may make it more difficult to maintain long-term supply arrangements with our customers, and there are no guarantees that we will be able to negotiate supply arrangements with our customers on terms acceptable to us in the future. The contracts we have entered into with most of our customers provide that we will manufacture wheels for a particular vehicle model, rather than manufacture a specific quantity of products. Such contracts range from one year to the life of the model (usually three to five years), typically are non-exclusive and do not require the purchase by the customer of any minimum number of wheels from us. Therefore, a significant decrease in consumer demand for certain key models or group of related models sold by any of our major customers, or a decision by a manufacturer not to purchase from us, or to discontinue purchasing from us, for a particular model or group of models, could adversely affect our results of operations, financial condition and cash flows.

We may be unable to successfully launch new products and/or achieve technological advances which could adversely affect our ability to compete resulting in an adverse impact on our financial condition, operating results and cash flows.

In order to compete effectively in the global automotive component supply industry, we must be able to launch new products and adopt technology to meet our customers’ demands in a timely manner. However, we cannot ensure that we will be able to install and certify the equipment needed for new product programs in time for the start of production, or that the transitioning of our manufacturing facilities and resources under new product programs will not impact production rates or other operational efficiency measures at our facilities. In addition, we cannot ensure that our customers will execute the launch of their new product programs on schedule. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly. The global automotive industry is experiencing a period of significant technological change. As a result, the success of our business requires us to develop and/or incorporate leading technologies. Such technologies may be subject to rapid obsolescence. Our inability to maintain access to these technologies (either through development or licensing) may adversely affect our ability to compete. If we are unable to differentiate our products, maintain a low-cost footprint or compete effectively with technology-focused new market entrants, we may lose market share or be forced to reduce prices, thereby lowering our margins. Any such occurrences could adversely affect our financial condition, operating results and cash flows.

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

Although our OEM contracts provide for the pass through of fluctuating aluminum costs, we may not be able to do so in the future. Moreover, we establish our aftermarket selling prices six months in advance of the spring and winter sales periods. The aluminum we use to manufacture wheels contains alloying materials, including silicon. The cost of alloying materials is therefore a component of the overall cost of a wheel. The price of the alloys we purchase is based on certain published market indices; however, most of our OEM customer agreements do not provide price adjustments for changes in market prices of alloying materials. Increases or decreases in the market prices of alloying materials could have a material effect on our operating margins and cash flows. Furthermore, our customers are not obligated to accept energy or other supply cost increases that we may attempt to pass along to them. The inability to pass cost increases on to our customers could adversely affect our operating margins and cash flows.

In 2021, aluminum prices increased by approximately 45 percent and, while we were able to protect the margins of our OEM business by passing these costs on to our customers, rising aluminum prices have increased our investment in working capital and therefore reduced our operating cash flow. In addition, since we are not able to pass aluminum price increases on to our aftermarket customers, the margins of our aftermarket business were adversely affected in 2021. This and other price increases, such as rising silicon, natural gas and electricity costs if unabated could continue to adversely affect our margins in 2022.

Aluminum and alloy pricing, and the timing of our receipt of payment from customers for aluminum price fluctuations, may have a material effect on our operating margins and cash flows.

The cost of aluminum is a significant component in the overall cost of our wheels and in our selling prices to customers. Our OEM customer prices are adjusted for fluctuations in aluminum prices based on changes in certain published market indices, but the timing of price adjustments is based on specific customer agreements and can vary from monthly to quarterly. As a result, the timing of aluminum price adjustments with customers in sales rarely will match the timing of such changes in cost of sales and can result in fluctuations to our gross profit. This is especially true during periods of frequent and dramatic increases or decreases in the market price of aluminum.

We experience continual pressure from our customers to reduce costs and, if we are unable to generate sufficient cost reductions, our revenues, operating margins and cash flows could be adversely affected.

The global vehicle market is highly competitive, resulting in continual cost-cutting initiatives by our customers. Customer concentration, supplier fragmentation and product commoditization have translated into continual pressure from OEMs to reduce the price of our products. It is possible that pricing pressures beyond our expectations could intensify as OEMs pursue restructuring or other cost-cutting initiatives. If we are unable to generate sufficient production cost savings in the future to offset such price reductions, our operating margins and cash flows could be adversely affected. In addition, changes in OEMs’ purchasing policies or payment practices could have an adverse effect on our business. Our OEM customers typically attempt to qualify more than one supplier for the vehicle programs we participate on and for programs we may bid on in the future. Accordingly, our OEM customers may be able to negotiate favorable pricing or may decrease wheel orders from us. Such actions may result in decreased sales volumes and unit price reductions for the Company, resulting in lower revenues, operating margins and cash flows.

We may be unable to successfully implement cost-saving measures or achieve expected benefits under our plans to improve operations which could negatively impact our financial position, results of operations and cash flow.

As part of our ongoing focus to provide high quality products at reasonable prices, we continually analyze our business to further improve our operations and identify cost-cutting measures. We may be unable to successfully identify or implement plans targeting these initiatives or fail to realize the benefits of the plans we have already implemented, as a result of operational difficulties, a weakening of the economy or other factors. Cost reductions may not fully offset decreases in the prices of our products due to the time required to develop and implement cost reduction initiatives. Additional factors such as inconsistent customer ordering patterns, increasing product complexity and heightened quality standards may increase our costs and may make it more difficult to reduce our costs. It is possible that the costs we incur to implement improvement strategies may negatively impact our financial position, results of operations and cash flow.

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

The nature of our business exposes us to litigation in the ordinary course of our business. We are exposed to potential product liability and warranty risks that are inherent in the design, manufacture and sale of automotive products, the failure of which could result in property damage, personal injury or death. Accordingly, individual or class action suits alleging product liability or warranty claims could result. Although we currently maintain what we believe to be suitable and adequate product liability insurance in excess of our self-insured amounts, we cannot guarantee that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against future liabilities. In addition, if any of our products prove to be defective, we may be required to participate in a recall. A successful claim brought against us or a requirement to participate in any product recall, could have a material adverse effect on our results of operations, financial condition or cash flows.

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

It remains unclear what the U.S. administration or foreign governments, including China, will or will not do with respect to tariffs or other international trade agreements and policies. In 2018, 25% tariffs (the “301 tariffs”) were imposed by the United States Trade

Representative on various products imported from China, including aluminum wheels, based on Section 301 of the Trade Act of 1974. While the 301 tariffs are currently still in effect, there is a risk they could be removed or not extended. Removal of these tariffs may increase competitive pressure from Chinese producers who have cost advantages. This may have an adverse effect on our business, financial condition, results of operations and cash flows. The free trade agreement between the United States of America, the United Mexican States and Canada (the “USMCA”) entered into force on July 1, 2020 and includes several provisions relating to automobile manufacturing. One provision requires that automobiles must have 75 percent of their components manufactured in Mexico, the United States, or Canada by 2023 to qualify for zero tariffs (up from 62.5 percent under NAFTA). Another provision requires vehicle producers to certify that 40 percent to 45 percent of automobile parts are made by workers who earn $16 per hour by 2023.  Although this requirement applies to vehicle producers, our workers in Mexico currently earn less than $16 per hour. As a result, we will be unable to assist the vehicle producers with meeting this requirement. Mexico has passed new labor laws that are intended to make it easier for Mexican workers to unionize. As a result, the USMCA may increase our cost of manufacturing in Mexico which could have an adverse effect on our business, financial condition, results of operations and cash flows. The USMCA must be reviewed by the member countries every six years and sunsets after sixteen years.

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

There is a risk of discontinuation of the European Union (EU) anti-dumping duty from China which may increase the competitive pressure from Chinese producers, including in the aftermarket.

In 2010, the European Commission imposed provisional anti-dumping duties of 22.3 percent on imports of aluminum road wheels from China after a complaint of unfair competition from European manufacturers. The European Commission argued that the EU manufacturers had suffered a significant decrease in production and sales, and a loss of market share, as well as price depression due to cheaper imports from China. On January 23, 2017, the European Commission decided to maintain the anti-dumping duties (Commission Implementing Regulation (EU) 2017/109) for another five-year period. The anti-dumping duties protect the EU producers until January 24, 2022. In October 2021, the EU manufacturers filed a petition seeking an extension and increase of these tariffs. The EU Commission did not render a decision prior to the January 24, 2022 expiration date; therefore, the current tariffs will stay in place until the EU Commission issues its decision. If the EU Commission does not extend these tariffs, the competitive pressures from Chinese producers, which have cost advantages, may adversely affect the Company’s financial condition, results of operations and cash flows.

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

The Company’s capital structure is heavily leveraged as a result of debt incurred in connection with the 2017 acquisition of our European business. At December 31, 2021, our capital structure consisted of:

•

$400.0 million Senior Secured Term Loan Facility (“Term Loan Facility” or “Term Loan B”) due May 23, 2024 with an outstanding balance of $349.2 million (together with the Revolving Credit Facility referred to as the USD Senior Secured Credit Facility, “USD SSCF”);

•	€250.0 million original principal amount of 6.0% Senior Notes due June 15, 2025 (the “Notes”) with an outstanding balance of €217 million, or $245.8 million;
•

redeemable preferred stock of $199.9 million (unconditionally redeemable with a $300 million redemption value  on or after September 14, 2025 or upon the occurrence of a Redemption Right Event as defined in the Certificate of Designations);

•	equipment loans and finance leases of $21.2 million; and
•	shareholders’ deficit of $70.4 million.

The Company also had available unused commitments under its Revolving Credit Facility and European Senior Secured Credit Facility (“EUR SSCF”) of $195.2 million at December 31, 2021.

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

Under the USD SSCF and EUR SSCF, we had available unused commitments of $127.7 million and $67.5 million (€59.6 million), respectively, as of December 31, 2021, which could become critical to the Company’s ability to pay its operating obligations in a timely manner. The commitment under the USD SSCF will mature in two tranches, $25.0 million on May 23, 2022 and the remaining $107.5 million on October 31, 2023, and the EUR SSCF will mature on May 22, 2023, all of which are prior to the maturities of our Term Loan Facility and Notes, as well as the date as of which our preferred shareholder could unconditionally redeem their shares. We might not be able to extend these credit lines beyond the current due dates or may only be able to extend them for smaller amounts. This in turn might reduce our ability to refinance our other outstanding debt in future years. It might also cause the rating agencies to downgrade our credit ratings. Additionally, it might require us to hold more cash in our bank accounts to ensure our ability to pay our obligations in a timely manner, which in turn could reduce our ability to pay down debt or other obligations.

Under the Certificate of Designations for our redeemable preferred stock, the holders have redemption rights that allow them to force us to redeem the preferred stock either as a result of the occurrence of an early redemption event (a change in control, recapitalization, merger, sale of substantially all of the Company’s assets, liquidation or delisting of the Company’s common stock from the NYSE) or unconditionally on or after September 14, 2025.  The redemption obligation of our redeemable preferred stock consists of a redemption price equal to the greater of 2 times the then current Stated Value (defined in the Certificate of Designations as $150.0 million, plus any accrued and unpaid dividends or dividends paid-in-kind), currently $300.0 million, or the product of the number of common shares into which the redeemable preferred stock could be converted (5.3 million shares currently) and the then current market price of our common stock. Under Delaware law, any redemption payment would be limited to the “surplus” that our Board determines is available to fund a full or partial redemption without rendering us insolvent. The shares of preferred stock that have not been redeemed would continue to receive a dividend of 9 percent per annum on the then current Stated Value, as defined in the Certificate of Designations, until such shares of preferred stock are redeemed. The Board would have to evaluate on an ongoing basis the ability of the Company to make any remaining payments until the full redemption amount has been paid. A redemption payment, if required, for some or all of our outstanding shares of preferred stock would negatively impact our liquidity and could adversely affect our business, results of operations and financial condition.

Our substantial indebtedness and the corresponding interest expense could adversely affect our financial condition

We have a significant amount of indebtedness. As of December 31, 2021, our total debt was $616.2 million ($608.4 million net of unamortized debt issuance costs of $7.8 million). Additionally, we had availability of $127.7 million under the USD SSCF, as well as $67.5 million (€59.6 million) under the EUR SSCF at December 31, 2021.

A significant portion of our cash flow from operations will be used to pay our interest expense and will not be available for other business purposes.  We cannot be certain that our business will generate sufficient cash flow or that we will be able to enter into future financings that will provide sufficient proceeds to meet or pay the interest on our debt.

Subject to the limits contained in the credit agreements governing our GSSCF and the indenture governing the Notes (with outstanding principal balance of $245.8 million (€217.0 million) at December 31, 2021) and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify.

In addition, the indenture covering the Notes (the “Indenture”) and the credit agreements governing the GSSCF and our other debt instruments contain restrictive covenants that among other things, could limit our ability to incur liens, engage in mergers and acquisitions, sell, transfer or otherwise dispose of assets, make investments or acquisitions, redeem our capital stock or pay dividends. In addition, the GSSCF agreement requires us to maintain appropriate insurance coverages, including insurance with respect to assets which secure the underlying debt obligations. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the maturity of all of our debt.

A downgrade of our credit rating or a decrease of the prices of the Company’s common stock, the USD SSCF or the Notes could adversely impact our financial performance.

The Company, its USD SSCF, and the Notes, are rated by Standard and Poor’s and Moody’s. These ratings are widely followed by investors, customers, and suppliers, and a downgrade by one or both of these rating agencies might cause: suppliers to cancel our contracts, demand price increases, or decrease payment terms; customers to reduce their business activities with us; or investors to reconsider investments in financial instruments issued by Superior, all of which might cause a decrease of the price of our common stock, our Notes, or the price of the bilaterally traded Term Loan Facility which is a part of the USD SSCF.

A decrease in our common stock, Notes and/or Term Loan Facility prices, in turn, might accelerate such negative trends. A reduction in the price of the Notes and Term Loan Facility implies an increase of the yield debt investors demand to provide us with financing, which, in turn, would make it more difficult for us to refinance our existing debt, redeemable preferred stock obligations and/or future debt or redeemable preferred stock obligations.

The terms of the credit agreements governing the GSSCF, the Indenture, and other debt instruments, as well as the documents governing other debt that we may incur in the future, may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

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

In addition, the restrictive covenants in the credit agreements governing the GSSCF and other debt instruments require us to maintain specified financial ratios and satisfy other financial condition tests to the extent subject to certain financial covenant conditions. Our ability to meet those financial ratios and tests can be affected by events beyond our control. We may not meet those ratios and tests.

A breach of the covenants or restrictions under the Indenture governing the Notes, under the credit agreements governing the GSSCF, or under other debt instruments could result in an event of default under the applicable indebtedness. Such a default may allow the creditors under such facility to accelerate the related debt, which may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreements governing our GSSCF would permit the lenders under our revolving credit facilities to terminate all commitments to extend further credit under these facilities. Furthermore, if we were unable to repay the amounts due and payable under the GSSCF or under other secured debt instruments, those lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the GSSCF. In the event our lenders or holders of the Notes accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:

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

Borrowings under our GSSCF are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. As of December 31, 2021, approximately $349.2 million of our debt was variable rate debt. Our anticipated annual interest expense on $349.2 million variable rate debt at the current rate of 4.1 percent would be $14.3 million. We have entered into interest rate swaps exchanging floating for fixed rate interest payments in order to reduce interest rate volatility. As of December 31, 2021, we had outstanding interest rate swaps with an aggregate principal amount of $200.0 million, maturing $50 million September 30, 2022, and $150 million December 31, 2022. In the future, we may again enter into interest rate swaps to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.

The interest rates under our USD SSCF are calculated using LIBOR. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 with the exception of U.S. dollar LIBOR rates for one, three, six and twelve-month terms which will be available through June 30, 2023. No later than when LIBOR ceases to exist, a comparable or successor reference rate as approved by the Administrative Agent under the USD SSCF will apply or such other reference rate as may be agreed by the Company and the lenders under the credit agreement governing the USD SSCF. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is planning to replace U.S. dollar LIBOR with the secure overnight financing rate (SOFR), a newly created index, calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.

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

We are required under the NYSE continued listing standards to maintain a market capitalization of at least $50 million, over a consecutive 30 trading-day period, or maintain stockholders’ equity of at least $50 million. As of March 31, 2020, our market capitalization was less than $50 million over a consecutive 30-day trading period and our stockholders’ equity was less than the minimum threshold. As a result, on June 5, 2020, the NYSE sent us a formal notification that we were not in compliance with the NYSE continued listing standards. In May 2021, the NYSE notified the Company that, in view of our improved market capitalization, which had been well in excess of the required threshold for the preceding six months, we regained compliance with its continued listing standards. If our market capitalization were to fall below $50 million over a consecutive thirty-day trading period, we could again fail to maintain compliance with NYSE continued listing standards which could result in delisting. As of December 31, 2021, our market capitalization was $117.2 million.

A delisting of our common stock could have a material adverse impact on our business, results of operations and financial condition by, among other things: reducing the liquidity and market price of our common stock; reducing the number of investors, including institutional investors, willing to hold or acquire our common stock, which could negatively impact our ability to raise equity; decreasing the amount of news and analyst coverage relating to us; limiting our ability to issue additional securities, obtain additional financing or pursue strategic restructuring, refinancing or other transactions; and impacting our reputation and, as a consequence, our ability to attract new business.

In addition, the holder of our redeemable preferred stock has the right to redeem all of the outstanding shares of redeemable preferred stock if our common stock is delisted from the NYSE. If this were to occur, we would be required to: (1) increase the then carrying value of the redeemable preferred stock to the $300 million redemption value through a corresponding charge (decrease) to our retained earnings, and (2) make a redemption payment in any amount up to $300 million if our Board determined, under Delaware law, that there was a “surplus” sufficient to fund a full or partial redemption and such payment would not render us insolvent.  A redemption payment, if required, for some or all of our outstanding shares of preferred stock would negatively impact our liquidity and could adversely affect our business, results of operations and financial condition.

Taxation Risks

We are subject to taxation related risks in multiple jurisdictions.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be overturned by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes. Tax laws are dynamic and subject to change; new laws are passed and new interpretations of the law are issued or applied. Changes in tax laws or interpretations of tax laws may result in higher taxes, including making it more costly to move funds amongst different tax jurisdictions. We are subject to ongoing tax audits and may be subject to tax litigation. Audits and litigation can involve complex issues, which may require an extended period of time to resolve and can be highly subjective. Tax authorities have disagreed with certain tax reporting positions taken by us and, as a result, may assess additional taxes against us. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision.

In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws, including a global minimum tax, that, if enacted, could increase our tax obligations in countries where we do business.

The impact of tax law changes and tax law interpretation could adversely affect our results of operations, financial condition, cash flows and liquidity,

We may fail to comply with conditions of the state tax incentive programs in Poland.

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

As of December 31, 2021, the Company had 5 permits that are effective until 2026, and we believe all conditions of the permits have been met. As of December 31, 2021, the Company utilized Polish Zloty 185.7 million of the zone-related credit and the total amount of the remaining eligible credit available to the Company amounted to Polish Zloty 6.4 million. In the event of failure to satisfy the permit conditions, the Company must reimburse the utilized public aid received together with interest which may have a material negative impact on our assets, financial condition, results of operations or cash flows.

Tax regulations in Poland are dynamic and subject to varying interpretations, both inside state authorities and between state authorities and enterprises, which can result in a lack of clarity and consistent application. As a result, tax risks in Poland are higher than in countries with a more developed tax system.  Tax settlements and other areas of activity subject to specific regulations (e.g., customs or FX issues) may be inspected by administrative bodies which are entitled to impose penalties and sanctions. Tax settlements may be subject to inspections for five years from the end of the year in which the tax has been paid. Consequently, the Company may be subject to additional material tax liabilities, based on the result of these tax audits.

We are currently unable to fully deduct interest charges on German and US indebtedness.

The interest deduction barriers under German tax law (Zinsschranke) and US tax law limit the tax deductibility of interest expenses. If no exception to these limits applies, the net interest expense (interest expense less interest income) is deductible up to 30 percent of the EBITDA taxable in Germany and the US, respectively, in a given year. Non-deductible interest expenses can be carried forward. Interest carry-forwards are subject to the same tax cancellation rules as tax loss carry-forwards. Whenever interest expenses are not deductible or if an interest carry-forward is lost, the tax burden in future assessment periods could rise, which might have alone, or in combination, a material adverse effect on our assets, financial condition, results of operation or cash flows.

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

General Risk Factors

We may not be able to renew our various insurance policies or renew them on terms and condition acceptable to us.

We carry a variety of property, liability, and other insurance policies. These insurance policies might not cover all possible future risks we are exposed to, or we might not be able to successfully enforce an insurance claim. Additionally, although we carry insurance, coverage is limited to losses in excess of any applicable deductible. Coverage under such insurance is also limited to losses up to but not in excess of any applicable coverage limit. Furthermore, we may not be able to renew our various insurance policies or may have to renew them at terms and conditions adverse or unacceptable to us.

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

Additionally, we are exposed to commodity and energy price risks due to significant aluminum and silicon raw material requirements and the energy intensive nature of our operations. Natural gas and electricity prices are subject to a to large number of variables that are outside of our control. We use financial derivatives and fixed-price agreements with suppliers to reduce the effect of any volatility on our financial results. The foreign currency forward or option contracts, the natural gas forward contracts, and the fixed-price agreements we enter into with financial institutions and suppliers are designed to protect against foreign exchange risks and price risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have a program to hedge a significant portion of our foreign exchange or commodity and energy price exposures, typically for up to 48 months. However, we may choose not to hedge certain foreign exchange or commodity or energy price exposures for a variety of reasons including, but not limited to, accounting considerations, the prohibitive economic cost of hedging particular exposures, or our inability to identify willing counterparties. There is no guarantee that our hedge program will effectively mitigate our exposures to foreign exchange and commodity and energy price changes which could have material adverse effects on our cash flows and results of operations. In addition, fixed-price supplier and derivative contracts are subject to counterparty credit risk.

Fluctuations in foreign currency exchange rates may also affect the USD value of assets and liabilities of our foreign operations, as well as assets and liabilities denominated in non-functional currencies such as the Euro, and may adversely affect reported earnings and, accordingly, the comparability of period-to-period results of operations. Changes in currency exchange rates or commodity and energy prices may affect the relative prices at which we and our foreign competitors sell products in the same market. In addition, changes in the value of the relevant currencies or commodities and energy prices may affect the cost of certain items required in our operations. We cannot ensure that fluctuations in exchange rates or commodities and energy prices will not otherwise have a material adverse effect on our financial condition or results of operations or cause significant fluctuations in quarterly and annual results of operations and cash flows.

A disruption in our information technology systems, including a disruption related to cybersecurity, could adversely affect our financial condition and financial performance.

We rely on the accuracy, capacity and security of our information technology systems. Despite the security measures that we have implemented, our systems, and those of our customers, suppliers and other service providers, are subject to cyber security incidents, including computer viruses, malware, phishing attacks, and denial-of-service attacks. Our systems are also subject to natural or man-made incidents or disasters or unauthorized physical or electronic access. These types of incidents (collectively, a “system disruption”) have become more prevalent and pervasive across industries, including in our industry, and are expected to continue in the future. A system disruption could result in business disruption, theft of our intellectual property, trade secrets or customer information and unauthorized access to personnel information. Although cybersecurity and the continued development and enhancement of our controls, processes, practices and training designed to protect our information technology systems from attack, damage or unauthorized access are a high priority for us, our activities and investment may not be deployed quickly enough or successfully protect our systems against all vulnerabilities, including technologies developed to bypass our security measures. In addition, outside parties may attempt to fraudulently induce employees or customers to disclose access credentials or other sensitive information in order to gain access to our secure systems and networks. There are no assurances that our actions and investments to improve the maturity of our systems, processes and risk management framework or remediate vulnerabilities will be sufficient or completed quickly enough to prevent or limit the impact of any system disruption. Moreover, because the techniques used to gain access to or sabotage systems often are not recognized until launched against a target, we may be unable to anticipate the methods necessary to defend against these types of attacks and we cannot predict the extent, frequency or impact these problems may have on us. To the extent that our business is interrupted or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect our competitive position, relationships with our customers, financial condition, operating results and cash flows. In addition, we may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future.

We are also dependent on security measures that some of our third-party customers, suppliers and other service providers take to protect their own systems and infrastructures. Some of these third parties store or have access to certain of our sensitive data, as well as confidential information about their own operations, and as such are subject to their own system disruptions. Any system disruption of any of these third-parties’ systems could result in unauthorized access to our information technology systems, cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could adversely affect our financial performance.

Competitors could copy our products or technologies and we could violate protected intellectual property rights or trade secrets of our competitors or other third parties.

We register business-related intellectual property rights, such as industrial designs, patents and trademarks, hold licenses and other agreements covering the use of intellectual property rights, and have taken steps to ensure that our trade secrets and technological know-how remain confidential. Nevertheless, there is a risk that third parties would attempt to copy, in full or in part, our products, technologies or industrial designs, or to obtain unauthorized access and use of Company secrets, technological know-how or other protected intellectual property rights. Also, other companies could successfully develop technologies, products or industrial designs similar to ours, and thus potentially compete with us.

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

Our European operations include four locations. The European headquarters is located in Bad Dürkheim, Germany which includes our European management, sales and distribution functions, as well as the logistics center and warehouse for the aftermarket business. The largest European production facility is located in Stalowa Wola, Poland and consists of 3 plants. Another production facility is located in Werdohl, Germany, where most development work is performed. Our European business also includes a location in Lüdenscheid, Germany, that supports our research and development in Europe. We own all of our manufacturing facilities in Europe and we lease our Lüdenscheid facility and our European headquarters in Bad Dürkheim, Germany.

In general, our manufacturing facilities, which have been constructed at various times, are in good operating condition and are adequate to meet our current production capacity requirements. Active maintenance programs keep these facilities in good condition, and we have an active capital spending program to replace equipment as needed to maintain factory reliability and remain technologically competitive on a worldwide basis.

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

ITEM 4A -INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information regarding executive officers who are also Directors is contained in our 2022 Proxy Statement under the caption “Election of Directors.” Such information is incorporated into Part III, Item 10, “Directors, Executive Officers and Corporate Governance.”  All executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors. The following table sets forth the names, ages and positions of our executive officers.

Name	Age	Position

Majdi B. Abulaban	58	President and Chief Executive Officer
Kevin Burke	53	Senior Vice President and Chief Human Resources Officer
Michael Dorah	56	Senior Vice President and North American President
Joanne M. Finnorn	57	Senior Vice President, General Counsel and Corporate Secretary
Michael J. Hatzfeld Jr.	49	Vice President of Finance and Corporate Controller
Parveen Kakar	55	Senior Vice President of Sales, Marketing and Product Development
Andreas Meyer	56	Senior Vice President, President, Europe
C. Timothy Trenary	65	Executive Vice President and Chief Financial Officer

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

Joanne M. Finnorn

Ms. Finnorn is the Company’s Senior Vice President, General Counsel and Corporate Secretary, a position she has held since September 2017. Previously, Ms. Finnorn served as Vice President, General Counsel and Chief Compliance Officer of Amerisure Mutual Insurance Company from February 2016 to August 2017. From 2013 to January 2016, Ms. Finnorn served as General Counsel, HouseSetter LLC, a home monitoring company. Ms. Finnorn began her career as an attorney with General Motors in Detroit before taking the role of General Counsel for GMAC’s European Operations in Zurich, Switzerland. Ms. Finnorn also served as Vice President & General Counsel and Vice President, Subscriber Services for OnStar LLC. Ms. Finnorn obtained a Bachelor of Arts degree from Alma College and a Juris Doctor from Stanford Law School.

Michael J. Hatzfeld Jr.

Mr. Hatzfeld Jr. is the Company’s Vice President of Finance and Corporate Controller, a position he has held since December 2018. Prior to joining the Company, Mr. Hatzfeld Jr. held various positions with General Motors Company since 2011, most recently as Controller, US Sales and Marketing Unit in 2018, Controller, Global Revenue Recognition Project from 2016 to 2018, Controller, Customer Care and Aftersales Units from 2014 to 2016 and Assistant Director, Corporate Reporting and Analysis from 2013 to 2014. Mr. Hatzfeld Jr. began his career in public accounting at Ernst & Young LLP. Mr. Hatzfeld Jr. holds a Bachelor of Science degree from Duquesne University. Mr. Hatzfeld Jr. is also a Certified Public Accountant.

Parveen Kakar

Mr. Kakar is the Company’s Senior Vice President of Sales, Marketing and Product Development, a position he has held since September 2014. Mr. Kakar joined the Company in 1989 as the Director of Engineering Services and has held various positions at the Company since then. From July 2008 to September 2014, Mr. Kakar served as the Company’s Senior Vice President of Corporate Engineering and Product Development and from 2003 to 2008 as the Vice President of Program Development. Mr. Kakar holds a Bachelor of Science in Mechanical Engineering from Punjab Engineering College in India.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Superior Common Stock is traded on the NYSE under the symbol “SUP”. As of February 24, 2022, there were approximately 349 holders of record of our common stock.

ITEM 6 – [RESERVED]

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

Executive Overview

Our principal business is the design and manufacture of aluminum wheels for sale to OEMs in North America and Europe and to the aftermarket in Europe. We employ approximately 7,800 full-time employees, operating in eight manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and we believe we are the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels accounted for approximately 91 percent of our sales in 2021 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Daimler (Mercedes-Benz, AMG, Smart), Ford, GM, Honda, Jaguar-Land Rover, Lucid Motors, Mazda, Nissan, PSA, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs.

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

In order to ensure the health and safety of our employees globally and respond to the then current industry production environment, we closed production at our European facilities in late March 2020. In North America, our manufacturing operations ceased production in early April 2020. The Company reopened all of its facilities by June 1, 2020, in line with industry demand and finished goods levels, and in accordance with local government requirements. As a result, COVID-19 had a significant adverse effect on our business, results of operations and financial condition in 2020, but this effect had largely subsided by the end of 2020 with the exception of supply chain disruptions which emerged late in 2020 and continued in 2021. We are continuing to monitor the resurgence of the virus, including the emergence of new virus variants and the progress of the vaccination efforts.

Industry Overview and Supply Chain Disruption

A broad range of factors impact automotive industry sales and production volumes, including consumer demand and preferences, dealer inventory levels, labor relations, trade agreements, cost and availability of raw materials and components, fuel prices, regulatory requirements, government initiatives, availability and cost of credit, changing consumer attitudes toward vehicle ownership and other factors. Our sales are driven generally by overall automotive industry production volumes and, more specifically, by the volumes of the vehicles for which we supply wheels. In addition, favorable product mix drives higher sales since larger diameter wheels and premium finishes command higher unit prices. Larger cars and light trucks, as well as premium vehicle platforms, such as luxury, sport utility and crossover vehicles, typically employ larger diameter wheels and premium finishes.

The COVID-19 pandemic has also contributed to supply chain disruptions across a number of industries. The automotive industry has been, and will likely continue to be, impacted by the supply chain disruptions that emerged in late 2020 as OEM vehicle production resumed and began to scale following the shutdown caused by the COVID-19 pandemic. These supply chain disruptions became a more significant challenge in 2021 and include shortages of semiconductor chips, electric vehicle batteries, shipping containers, steel, resin and foam. The semiconductor chip shortage, which began to affect global automotive industry production in the first two quarters of 2021, drove significantly lower OEM vehicle production and high OEM production volatility in the third and fourth quarters of 2021. Although automotive industry production volumes in the first half of 2021 were higher than the first half of 2020, production volumes in the second half of 2021 were lower than 2020. Lower production volumes coupled with OEM customer order volatility have resulted in manufacturing inefficiencies, including elevated labor, scrap and equipment change over costs. In addition, certain of our costs increased significantly in 2021, particularly the cost of aluminum, energy and materials that incorporate resins. Although our OEM contracts provide for the pass through of fluctuating aluminum costs, the mechanisms generally do not adequately incorporate the current cost to alloy the aluminum. Our OEM contracts generally do not provide for the pass through of other costs, including energy and materials that incorporate resins. With respect to our aftermarket business, we adjust our pricing periodically to reflect increased costs. Rising costs and OEM production volatility have caused our inventory balance to increase, negatively impacting our cash flows.

Automotive industry production volumes in the North American and Western and Central European regions, our principal markets, are shown below for the year ended December 31, 2021, as compared to the corresponding periods of 2020 and 2019:

	December 31,			2021 vs 2020	2021 vs 2019
(Units in thousands)	2021	2020	2019	% Change	% Change

North America	13,032	13,024	16,314	0.1%	(20.1%)
Western and Central Europe	12,737	13,584	17,774	(6.2%)	(28.3%)

Total	25,769	26,608	34,088	(3.2%)	(24.4%)

Automotive passenger and light truck vehicle production volumes in North America and Western and Central Europe, remained relatively flat in 2021 as compared to 2020 (only 3.2 percent lower), but were 24.4 percent lower than 2019. North American volumes in 2021 were flat as compared to 2020, however volumes for Western and Central Europe declined 6.2 percent. While industry production volumes in 2020 were adversely impacted by the COVID-19 pandemic, 2021 volumes were constrained by the semiconductor chip shortage which emerged in the first two quarters of 2021 and worsened in the last half of the year. Although volumes had improved 30.3 percent in the first half of 2021 as compared to the first half 2020, they declined 25.5 percent in the latter half of the year as compared to the second half of 2020. IHS, an independent automotive industry analyst firm, forecasts that 2022 production volumes in North America and Western and Central Europe will increase18.6 percent over 2021 (16.6 percent in North America and 20.6 percent in Western and Central Europe), but volumes will continue to lag 2019 by 10.3 percent. While semiconductor manufacturers have announced plans to expand capacity over the next several years, it is unclear when automotive industry semiconductor chip shortages will begin to subside. The rebound in production volumes will be dependent upon broader availability of semiconductor chips, among other factors.

During 2021, we experienced significant increases in the cost of aluminum, the principal raw material used in the manufacture of our wheels, of over 45 percent on a year-over-year basis. While we were able to protect the margins of our OEM business by passing these costs on to our customers in 2021, aluminum price increases have increased our working capital and reduced our operating cash flow. In addition, our electricity and natural gas costs have risen significantly in 2021, as has the cost of materials incorporating resins. If these cost pressures continue in 2022, our margins and operating cash flow could be adversely impacted.

Business Overview

Globally, we shipped 16.1 million units in 2021, up from 15.2 million in 2020 but down from 19.2 million in 2019. Superior volumes increased 6.1 percent, better than the 3.2 percent decline in overall industry volumes for 2021 but 16.2 percent lower than our 2019 volumes.

The following chart shows the comparison of our operational performance in 2021 and 2020 (in millions):

Sales in 2021 were higher than 2020 primarily due to favorable product mix and higher aluminum prices and shipment volumes (despite the semiconductor chip shortage which constrained OEM 2021 vehicle production volumes), as well as favorable foreign exchange rates. Our income from operations increased year-over-year due to the goodwill and indefinite-lived intangible asset impairment charge of $193.6 million recognized in 2020, as well as improved North American profitability primarily associated with favorable product mix and higher shipment volumes. Similarly, our 2021 Adjusted EBITDA was higher than 2020 primarily due to North American favorable product mix and higher shipment volumes.

The following table is a summary of the Company’s operating results for 2021 and 2020:

Results of Operations

Fiscal Year Ended December 31,	2021	2020
(Dollars in thousands, except per share amounts)
Net sales
North America	$744,904	$550,079
Europe	639,846	550,681
Net sales	1,384,750	1,100,760
Cost of sales	(1,270,035)	(1,035,134)
Gross profit	114,715	65,626
Percentage of net sales	8.3%	6.0%
Selling, general and administrative expenses	59,339	52,420
Impairment of goodwill and indefinite-lived intangibles	—	193,641
Income (loss) from operations	55,376	(180,435)
Percentage of net sales	4.0%	(16.4)%
Interest expense, net	(41,879)	(45,418)
Other expense, net	(2,306)	(2,827)
Income tax provision	(7,437)	(14,881)
Net income (loss)	3,754	(243,561)
Percentage of net sales	0.3%	(22.1)%
Diluted loss per share	$(1.17)	$(10.81)
Value added sales (1)	$753,669	$648,308
Adjusted EBITDA (2)	$166,713	$129,373
Percentage of net sales	12.0%	11.8%
Percentage of value added sales	22.1%	20.0%
Unit shipments in thousands	16,123	15,194

(1)

Value added sales is a key measure that is not calculated according to U.S. GAAP. Refer to Item 7, “Management’s Discussion and Analysis, Non-GAAP Financial Measures” section of this Annual Report for a definition of value added sales and a reconciliation of value added sales to net sales, the most comparable U.S. GAAP measure.

(2)

Adjusted EBITDA is a key measure that is not calculated according to U.S. GAAP. Refer to Item 7, “Management’s Discussion and Analysis, Non-GAAP Financial Measures” section of this Annual Report for a definition of Adjusted EBITDA and a reconciliation of our Adjusted EBITDA to net income (loss), the most comparable U.S. GAAP measure.

2021 versus 2020

Shipments

Wheel unit shipments were 16.1 million for 2021, compared to wheel unit shipments of 15.2 million in the prior year, an increase of 6.1 percent. The increase was attributable to a 9.9 percent increase in North American volume and a 2.2 percent increase in European volume.

Net Sales

Net sales for 2021 were $1,384.8 million compared to net sales of $1,100.8 million in the prior year, an increase of $284.0 million or 25.8 percent. The increase in revenue was due to $178.0 million attributable to higher pass through of aluminum to the OEMs; $88.3 million related to favorable product mix and higher shipment volumes; and $17.7 million resulting from favorable foreign exchange, primarily related to the Euro. The increase in shipment volumes was primarily due to the 2020 shutdowns at our key OEM customers in response to the COVID-19 pandemic, while the increase in aluminum pass through was due to the higher cost of aluminum and higher shipment volumes, as well as product mix.

Cost of Sales

Cost of sales was $1,270.0 million for 2021, compared to $1,035.1 million in the prior year, an increase of $234.9 million. The increase in cost of sales was due to $159.3 million in higher raw material costs; $65.6 million related to increased shipment volumes and product mix; and $10.0 million resulting from higher foreign exchange, primarily related to the Euro.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for 2021 were $59.3 million, or 4.3 percent of net sales, compared to $52.4 million, or 4.8 percent of net sales in the prior year.  The $6.9 million increase was primarily due to a $10.7 million increase in compensation and benefit expense, including $4.7 million due to the modification of the 2019 and 2020 PSU awards, and temporary savings actions taken in 2020 in response to the COVID-19 pandemic, partially offset by a $4.4 million gain on the sale of our Fayetteville, Arkansas facility in 2021.

Impairment of Goodwill and Indefinite-lived Intangibles

In the first quarter of 2020, we recognized a goodwill and indefinite-lived intangible asset impairment charge of $193.6 million relating to our European reporting unit (refer to Note 9, “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data” of this Annual Report).

Net Interest Expense

Net interest expense for 2021 was $41.9 million, compared to interest expense of $45.4 million in the prior year. The $3.5 million decrease was due to lower average interest rates on the term Loan Facility and substantially lower borrowings under our revolving lines of credit during 2021, as compared to 2020.

Other Income (Expense)

Other expense, net was $2.3 million in 2021, primarily due to a net casualty loss of $1.5 million associated with a flood at our Werdohl, Germany location. Other expense of $2.8 million in 2020 was primarily due to $2.4 million of foreign exchange losses.

Income Tax Provision

The income tax provision for 2021 was $7.4 million on pre-tax income of $11.2 million, representing an effective tax rate of 66.5 percent. The 2021 effective tax rate differs from the statutory rate primarily due to the recognition of a valuation allowance on deferred tax assets, nondeductible charges and U.S. tax on foreign earnings, partially offset by a favorable split of pre-tax jurisdictional income. The income tax provision for 2020 was $14.9 million on pre-tax loss of $228.7 million, representing an effective income tax rate of (6.5) percent. The 2020 effective tax rate differs from the statutory rate primarily due to the effect of the goodwill impairment in Germany and the recognition of a valuation allowance on deferred tax assets, partially offset by a favorable split of pre-tax jurisdictional income.

Net Income (Loss)

Net income in 2021 was $3.8 million, or a loss per diluted share of $1.17, compared to net loss of $243.6 million, or a loss per diluted share of $10.81 in 2020.

Segment Sales and Income from Operations

	Year Ended December 31,
	2021	2020	Change
(Dollars in thousands)
Selected data
Net sales
North America	$744,904	$550,079	$194,825
Europe	639,846	550,681	89,165
Total net sales	$1,384,750	$1,100,760	$283,990
Income (loss) from operations
North America	$50,798	$8,872	$41,926
Europe	4,578	(189,307)	193,885
Total income (loss) from operations	$55,376	$(180,435)	$235,811

North America

In 2021, net sales of our North America segment increased 35.4 percent, as compared to 2020. The increase in net sales was due to $129.5 million in higher aluminum pass through to the OEMs and $65.3 million related to a 9.9 percent increase in shipment volumes and favorable product mix. North American segment income from operations for 2021 was $41.9 million higher than the prior year due to $27.1 million related to favorable material and manufacturing cost performance and $20.2 million related to favorable product mix and higher shipment volumes, partially offset by a $5.4 million increase in compensation and benefit expense. The increase in compensation and benefit expense was largely due to the modification of the 2019 and 2020 PSU awards.

Europe

In 2021, net sales of our European segment increased 16.2 percent, compared to 2020. The increase in net sales was due to $48.5 million in higher aluminum pass through to the OEMs; $23.0 million related to favorable product mix and a 2.2 percent increase in shipment volumes; and $17.7 million in favorable foreign exchange. European segment income from operations for 2021 was $193.9 million higher than the prior year due to a $193.6 million goodwill and indefinite-lived intangible asset impairment charge recognized in 2020.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2021, our cash and cash equivalents totaled $113.5 million compared to $152.4 million at December 31, 2020. Our sources of liquidity primarily include cash and cash equivalents, cash provided by operating activities, borrowings under available debt facilities, factoring arrangements for trade receivables and, from time to time, other external sources of funds. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $172.4 million and 1.7:1, respectively, at December 31, 2021, versus $152.5 million and 1.7:1 at December 31, 2020. While the Company continues to effectively manage all elements of working capital, inventories have increased in 2021 due to rising raw material costs and, to a lesser extent, higher conversion costs.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, debt facilities, cash and cash equivalents, and we believe these sources will continue to meet our future requirements. Capital expenditures relate to improving production quality and efficiency and extending the useful lives of existing property and expenditures for new product offerings, as well as expanded capacity for existing products. During 2022, we expect that capital expenditures will be approximately $80.0 million, $42.9 million of which has been committed under outstanding purchase orders at December 31, 2021.

In connection with the acquisition of our European operations, we entered into several debt and equity financing arrangements during 2017. On March 22, 2017, we entered into a USD Senior Secured Credit facility (“USD SSCF”) consisting of a $400.0 million Senior Secured Term Loan Facility (“Term Loan Facility”) and a $160.0 million Revolving Credit Facility (“Revolving Credit Facility,” together with the Term Loan Facility referred to as the USD Senior Secured Credit Facility, “USD SSCF”). On May 22, 2017, we issued 150,000 shares of redeemable preferred stock for an aggregate purchase price of $150.0 million. On June 15, 2017, we issued €250.0 million aggregate principal amount of 6.00% Senior Notes due June 15, 2025 (the “Notes”). Finally, as part of the European business acquisition, we also assumed $70.7 million of outstanding debt, including a €30.0 million European Revolving Credit Facility (“EUR SSCF”) (subsequently increased to €60.0 million). In addition, the European business entered into equipment loan agreements totaling $13.4 million (€12.0 million) in the fourth quarter of 2019. The Company drew down €10.6 million on these equipment loans in the first quarter of 2020 and drew the remaining €1.4 million in the first quarter of 2021. With the onset of the COVID-19 pandemic and the ensuing economic uncertainty, the Company drew down on its USD SSCF and EUR SSCF revolving credit facilities to provide additional liquidity. As of March 31, 2020, the Company had borrowings outstanding under these facilities of $207.9 million. The Company resumed all its operations by June 1, 2020 and fully repaid the borrowings under the revolving credit facilities by September 30, 2020. There are no borrowings under the Company’s USD SSCF or EUR SSCF at December 31, 2021.

Balances outstanding under the Term Loan Facility, Notes, and equipment loans as of December 31, 2021 were $349.2 million, $245.8 million, and $18.6 million, respectively. The balance of the redeemable preferred stock was $199.9 million as of December 31, 2021. The Term Loan Facility matures May 23, 2024 and the Notes mature June 15, 2025. In addition, the redeemable preferred stock may be unconditionally redeemed on or after September 14, 2025 at the redemption amount, currently $300 million, provided the Company has sufficient available funds. Under Delaware law, any redemption payment would be limited to the “surplus” that our Board determines is available to fund a full or partial redemption without rendering us insolvent. The shares of preferred stock that have not been redeemed would continue to receive an annual dividend of 9 percent on the $150.0 million original stated value, plus any accrued and unpaid dividends, which would be paid quarterly. The Board would have to evaluate on an ongoing basis the ability of the Company to make any further redemption payments until the full redemption amount has been paid. The Company intends to refinance a portion or all of its debt obligations, including the Term Loan Facility and Notes, prior to maturity. As a part of any refinancing, the Company will review its overall capital structure and may evaluate other sources of capital which could include issuance of common stock or restructuring of the preferred stock.

On May 3, 2021, the Company extended the term of the Revolving Credit Facility under its USD SSCF. The commitment under the facility was reduced from $160.0 million to $132.5 million, with $25.0 million of the commitment maturing May 23, 2022 and the remaining $107.5 million maturing October 31, 2023. During the second quarter of 2021, the Company amended its European Revolving Credit Facility (“EUR SSCF”), extending the term to May 22, 2023 and increasing the applicable margins and commitment fees, while maintaining the €60.0 million commitment. Our liquidity totaled $308.7 million at December 31, 2021, including cash and cash equivalents of $113.5 million and available unused commitments under credit facilities of $195.2 million.

As part of our ongoing efforts to improve our cash flow and related liquidity, we negotiate with suppliers to optimize our terms and conditions, including extended payment terms. Beginning in 2021, the Company receives extended payment terms for a portion of our purchases with one of our principal aluminum suppliers in exchange for a nominal adjustment to the product pricing. The payment terms provided to us are consistent with aluminum industry norms, as well as those offered to the supplier’s other customers. The supplier intends to finance these extended terms by factoring receivables due from us with a financial institution. We are not a party to the supplier’s factoring agreement with the financial institution. We remit payments directly to our supplier, except with respect to product purchased under extended terms which have been factored by the supplier. These payments are remitted directly to the financial institution in accordance with the payment terms originally negotiated with our supplier. As of December 31, 2021, the Company owed $17.6 million to the financial institution which is included in accounts payable in the consolidated balance sheets. The Company made $78.3 million in payments to the financial institution pursuant to the supplier’s factoring arrangement for the year ended December 31, 2021. These payments are included in cash flows from operations within the consolidated statements of cash flows.

As of December 31, 2021, we had no significant off-balance sheet arrangements other than factoring of $97.6 million of our trade receivables.

The following table summarizes the cash flows from operating, investing, and financing activities as reflected in the consolidated statements of cash flows.

Fiscal Year Ended December 31,	2021	2020
(Dollars in thousands)
Net cash provided by operating activities	44,885	150,121
Net cash used in investing activities	(57,524)	(44,179)
Net cash used in financing activities	(24,025)	(37,060)
Effect of exchange rate changes on cash	(2,286)	5,614
Net (decrease) increase in cash and cash equivalents	$(38,950)	$74,496

2021 versus 2020

Operating Activities

Net cash provided by operating activities was $44.9 million in 2021, as compared to $150.1 million in 2020. The decrease in cash flow provided by operating activities was primarily driven by an increase in working capital, partially offset by increased profitability. In 2021, the increase in working capital consumed $66.3 million of cash, while the reduction in working capital in 2020 provided $73.5 million of cash. The increase in working capital was primarily due to the higher cost of aluminum.

Investing Activities

Net cash used in investing activities was $57.5 million in 2021, as compared to $44.2 million in 2020. This increase in investing activities was driven by resumption of certain capital projects that were suspended in 2020 due to the COVID-19 production shutdowns and ongoing investments to support increased production capabilities in both the North American and European regions, partially offset by proceeds of $6.6 million from the sale of our Fayetteville, Arkansas facility.

Financing Activities

Net cash used in financing activities in 2021 was $24.0 million, as compared to $37.1 million in 2020. This change was primarily due to prepayments of the Term Loan Facility in 2020 that did not recur in 2021.

NON-GAAP FINANCIAL MEASURES

In this Annual Report, we discuss two important measures that are not calculated according to U.S. GAAP, value added sales and Adjusted EBITDA.

In the discussion of operating results, we provide information regarding value added sales. Value added sales represents net sales less the value of aluminum and services provided by outsourced service providers (“OSPs”) that are included in net sales. Contractual arrangements with our customers allow us to pass on changes in aluminum prices. Value added sales is worthy of being highlighted for the benefit of users of our financial statements as it allows users of the financial statements to consider our net sales information both with and without the aluminum and OSP costs. Management utilizes value added sales as a key metric to determine growth of the Company because it eliminates the volatility of aluminum prices.

Fiscal Year Ended December 31,	2021	2020
(Dollars in thousands)
Net sales	$1,384,750	$1,100,760
Less: aluminum value and outside service provider costs	(631,081)	(452,452)
Value added sales	$753,669	$648,308

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

The following table reconciles our net income, the most directly comparable U.S. GAAP financial measure, to our Adjusted EBITDA:

Fiscal Year Ended December 31,	2021	2020
(Dollars in thousands)
Net income (loss)	$3,754	$(243,561)
Interest expense, net	41,879	45,418
Income tax provision	7,437	14,881
Depreciation	73,343	72,777
Amortization	26,292	25,401
Impairment of goodwill and indefinite-lived intangibles	—	193,641
Integration, restructuring, factoring fees and other (1) (2)	14,033	19,247
Change in fair value or redeemable preferred stock embedded derivative liability (3)	(25)	1,569
Adjusted EBITDA	$166,713	$129,373
Adjusted EBITDA as a percentage of net sales	12.0%	11.8%
Adjusted EBITDA as a percentage of value added sales	22.1%	20.0%

(1)

In 2021, we incurred $5.3 million of restructuring costs comprised of ongoing fixed costs associated with our Fayetteville, Arkansas facility, relocation and installation costs of repurposed machinery and costs of site preparation activities which occurred as part of the sale of the facility. Additionally, we recognized a gain on sale of $4.4 million related to the sale of the Fayetteville, Arkansas facility. We also incurred $1.5 million of costs from a flood at our Werdohl, Germany facility, $4.5 million related to the Werdohl restructuring, $4.3 million of certain hiring and separation costs, $2.1 million of accounts receivable factoring fees, and $0.7 million of other costs.

(2)

In 2020, we incurred charges of approximately $11.6 million of restructuring costs primarily comprised of ongoing fixed costs associated with our Fayetteville, Arkansas facility and relocation and installation costs of repurposed machinery. Additionally, we incurred $4.1 million of restructuring costs in connection with exiting the automotive racing market segment, as well as $1.5 million of certain hiring and separation costs, $1.4 million of accounts receivable factoring fees, and $0.6 million of other costs.

(3)	The change in the fair value is mainly driven by the change in our stock price during the respective periods.

Critical Accounting Estimates

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

Revenue Recognition – Revenue estimation uncertainty primarily relates to deferral and recognition of tooling revenue and recognition of certain price adjustments on sales to our OEM customers treated as variable consideration. Tooling revenues, related to the initial tooling reimbursed by our customers, are deferred and recognized over the average life of the vehicle wheel program on a straight-line basis. A portion of our selling prices to OEM customers is attributable to the aluminum content of our wheels. Our selling prices are adjusted for changes in the current aluminum market based upon specified aluminum price indices during specific pricing periods, as agreed with our customers. Our selling prices also incorporate a wheel weight price component which is based on customer product specifications. We estimate the variable consideration using the “most likely” amount estimation approach. Changes in aluminum prices are monitored and revenue is adjusted as changes in the aluminum index occur. Weights are monitored, and prices are adjusted as variations arise. Customer contract prices are generally adjusted quarterly to incorporate these price adjustments. Price adjustments due to production efficiencies are generally recognized as and when negotiated with customers. Adjustments to selling prices in 2021 and 2020 related to prior year revenues were $2.6 million and $0.7 million, respectively.

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

Our derivatives are over-the-counter customized derivative instruments and are not exchange traded. We estimate the fair value of these instruments using the income valuation approach. Under this approach, future cash flows are estimated and discounted to a present value using market-based expectations for interest rates, foreign exchange rates, commodity prices and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk.

Impairment of Goodwill – Goodwill is not amortized but is instead evaluated for impairment annually at the end of the fiscal year, or more frequently if events and circumstances indicate that impairment may be more likely than not. A considerable amount of management judgment and assumptions are required in performing the quantitative impairment test, principally related to determining the fair value of the reporting unit. Estimation uncertainty in determining the fair value of the reporting unit primarily relates to estimation of the cash flows and weighted average cost of capital used in the income valuation approach and the estimated EBITDA and EBITDA market multiples used in the market valuation approach, among other factors.

At March 31, 2020, the impact of the COVID-19 developments and uncertainty with respect to the economic effects of the pandemic had introduced significant volatility in the financial markets and was having a widespread adverse effect on the automotive industry, including reductions in both consumer demand and OEM automotive production. In response, our key customers temporarily closed nearly all production facilities in Europe and North America (our primary markets) during the quarter ended March 31, 2020. As a result, we concluded that impairment was more likely than not, and that an interim test of our goodwill was required.

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

At March 31, 2020, we determined that the carrying value of the European reporting unit exceeded its fair value by an amount greater than the remaining goodwill balance and we recognized a non-cash goodwill impairment charge equal to the remaining goodwill balance of $182.6 million. The decline in fair value was primarily due to significantly lower market multiples and increased discount rates, as well as further declines in forecasted industry production volumes in Western and Central Europe as a result of the COVID-19 pandemic and consequent economic instability. Forecasted revenues, EBITDA and cash flow for the European reporting unit also declined as compared to the prior year long-range plan due to lower forecasted industry production volumes which adversely impacted fair value under both the income and market approaches. Significant assumptions used under the income approach included a weighted average cost of capital (WACC) of 12.0 percent and a long-term growth rate of 1.5 percent, as compared to 10.0 percent and 2.0 percent, respectively, used in the 2019 assessment. In determining the WACC, management considered the level of risk inherent in the cash flow projections and current market conditions, including the significant increase in credit spreads and systemic market and Company specific risk premiums. The decline in the fair value under the market approach was attributable to the decline in the average EBITDA market multiple (4.9X EBITDA in 2020, 5.7X EBITDA in 2019) and lower forecasted EBITDA, as compared to the 2019 assessment (refer to Note 9, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report for further discussion of asset impairments).

Impairment of Intangible Assets – Intangible assets include both finite and indefinite-lived intangible assets. Finite-lived intangible assets consist of brand names, technology and customer relationships. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives (since the pattern in which the asset will be consumed cannot be reliably determined). Indefinite-lived intangible assets are not amortized but are instead evaluated for impairment annually at the end of the fiscal year, or more frequently if events and circumstances indicate that impairment may be more likely than not. Indefinite-lived intangible assets, excluding goodwill, consist of trade names associated with our aftermarket business.  Estimation uncertainty in assessing impairment of our indefinite-lived intangible asset is primarily related to the assumptions used in estimating the underlying cash flows and the discount rate used in determining fair value. In the first quarter of 2020, we recognized a non-cash impairment charge of $11.0 million related to our aftermarket trade name indefinite-lived intangible asset which was primarily attributable to a further decline in forecasted aftermarket revenues and a decline in associated profitability. As a result, there were no indefinite-lived intangible assets associated with our European operations as of December 31, 2020 (refer to Note 9, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report for further discussion of asset impairments).

Impairment of Long-Lived Assets - Management evaluates the recoverability and estimated remaining lives of long-lived assets whenever facts and circumstances suggest that the carrying value of the assets may not be recoverable or the useful life has changed. Estimation uncertainty in evaluating recoverability of long-lived assets within a given asset group is primarily related to the assumptions used in estimating the cash flows associated with the respective asset group, as well as the discount rate used in determining fair value in the event of an impairment. The asset group is the unit of accounting for a long-lived asset or group of long-lived assets which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other asset groups. An impairment loss occurs when the carrying value of an asset group (including the carrying value of liabilities associated with the long-lived assets within the asset group) exceeds the undiscounted cash flows expected to be realized from the use and eventual disposition of the respective long-lived assets. Fair value is determined primarily by discounting the estimated expected cash flows. If the carrying amount of an asset group is impaired, a loss is recognized based on the amount by which the carrying value exceeds fair value. The Company’s asset groups consist of the North American and European reportable segments.

Retirement Plans - Subject to certain vesting requirements, our unfunded retirement plan generally provides for a benefit based on final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. The net periodic pension cost and related benefit obligations are primarily based on assumptions regarding the discount rate and the mortality of the participants, among other factors. The net periodic pension costs and related obligations are measured using actuarial techniques and assumptions (refer to Note 16, “Retirement Plans” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report for a description of these assumptions).

The following information illustrates the sensitivity to a change in certain assumptions of our unfunded retirement plan as of December 31, 2021. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

The effect of the indicated increase (decrease) in selected factors is shown below (in thousands):

		Increase (Decrease) in:
Assumption	Percentage Change	Projected Benefit Obligation at December 31, 2021	2022 Net Periodic Pension Cost
Discount rate	+1.0%	$(3,371)	$15
Rate of compensation increase	+1.0%	$272	$21

Income Taxes – The Company operates in a number of geographic locations and is subject to foreign, U.S. federal, state and local taxes applicable in each of the respective jurisdictions. These tax laws are complex and involve uncertainties in the application to our facts and circumstances that may be subject to interpretation. We recognize benefits for uncertain tax positions based on a process that requires judgment in the technical application of laws, regulations and various related judicial opinions. If an uncertain tax position is more likely than not (probability of greater than 50 percent) to be sustained upon examination, we estimate the tax benefit as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement with tax authorities. Evaluation of tax positions, their technical merits, and measurements using cumulative probability are inherently subjective estimates since they require our assessment of the probability of future outcomes. We evaluate these uncertain tax positions on a quarterly basis, including consideration of changes in circumstances, such as new regulations, recent judicial opinions or the results of recent examinations by tax authorities. Any necessary changes to our estimates are recorded in the period in which the change occurs.

As a part of our income tax provision, we must also evaluate the likelihood that we will be able to realize our deferred tax assets which is dependent on our ability to generate sufficient taxable income in future years. A valuation allowance must be provided when, in our judgment, based on currently available information, it is more likely than not that all or a portion of such deferred tax assets will not be realized. The assessment regarding whether a valuation allowance is required or should be adjusted is based on an evaluation of possible sources of taxable income and considers all available positive and negative evidence, including the following:

•

Nature, frequency and severity of current and cumulative financial reporting losses: A pattern of recent losses is heavily weighted as a source of negative evidence. We generally consider cumulative pre-tax losses in the three-year period ending in the current quarter to be significant negative evidence of future profitability. We also consider the strength and trend of earnings.

•

Sources of future taxable income: Future reversals of existing temporary differences are heavily weighted sources of objectively verifiable evidence. Projections of future taxable income are a source of positive evidence only when the projections are combined with a history of recent profitability and can be reasonably estimated. Otherwise, these projections are considered inherently subjective and generally will not be sufficient to overcome negative evidence that includes cumulative losses in recent years, particularly if the projected future profitability is dependent on a turnaround to profitability that has not yet been achieved.

•

Tax planning strategies: If necessary and available, tax planning strategies could be implemented to accelerate taxable amounts to utilize expiring carryforwards. These strategies would be a source of additional positive evidence and, depending on their nature, could be heavily weighted.

Our accounting for the valuation of deferred tax assets represents our best estimate of future events. Changes in our current estimates, due to unanticipated market conditions, governmental legislative actions or events, could have a material effect on our ability to utilize our deferred tax assets. At December 31, 2021 and 2020, deferred tax assets were $102.1 million and $90.7 million, respectively, and valuation allowances against those deferred tax assets were $69.4 million and $46.5 million (refer to Note 14, “Income Taxes” in the

Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report for additional information).

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Consolidated Financial Statements of Superior Industries International, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Superior Industries International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Superior Industries International, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Income Taxes — Refer to Notes 1 and 14 to the financial statements

Critical Audit Matter Description

The Company operates in a number of geographic locations and is subject to foreign, U.S. federal, state and local taxes applicable to each of the respective jurisdictions. Determining the provision for income taxes, the realizability of deferred tax assets and the recognition and measurement of tax positions requires management to make assumptions and judgments regarding the application of complex tax laws and regulations as well as projected future taxable income, eligible carry forward periods, and tax planning strategies.

The Company recorded an income tax provision of $7.4 million for the year ended December 31, 2021 and net deferred tax assets of $23.8 million, net of a valuation allowance of $69.4 million, and unrecognized tax benefits and related interest and penalties of $22.2 million as of December 31, 2021. Accounting for income taxes requires management to make assumptions and judgments. Performing audit procedures to evaluate the reasonableness of management’s assumptions and judgments required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the provision for income taxes, the realizability of deferred tax assets and the recognition and measurement of tax positions included the following which were performed with the assistance of our income tax specialists, among others:

•

We tested the effectiveness of controls over the Company’s determination of the provision for income taxes, the realizability of deferred tax assets and the recognition and measurement of tax positions.

•

We tested the provision for income taxes, including the effective tax rate reconciliation, permanent and temporary differences and uncertain tax positions, by evaluating communications with tax advisors and regulators, and testing the underlying data for completeness and accuracy.

•

We evaluated the significant assumptions used by management in establishing and measuring tax-related assets and liabilities, including the application of recent tax laws and regulations, as well as forecasted taxable income, eligible carry forward periods and tax planning strategies supporting the realizability of deferred tax assets.

•

For a selection of tax positions, we evaluated the application of relevant tax laws and regulations and the reasonableness of management’s assessments of whether certain tax positions are more likely than not of being sustained.

/s/ Deloitte & Touche LLP

Detroit, Michigan

March 3, 2022

We have served as the Company's auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Superior Industries International, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Superior Industries International, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 3, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Detroit, Michigan

March 3, 2022

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except per share data)

Fiscal Year Ended December 31,	2021	2020
NET SALES	$1,384,750	$1,100,760
Cost of sales	1,270,035	1,035,134
GROSS PROFIT	114,715	65,626
Selling, general and administrative expenses	59,339	52,420
Impairment of goodwill and indefinite-lived intangibles	—	193,641
INCOME (LOSS) FROM OPERATIONS	55,376	(180,435)
Interest expense, net	(41,879)	(45,418)
Other expense, net	(2,306)	(2,827)
INCOME (LOSS) BEFORE INCOME TAXES	11,191	(228,680)
Income tax provision	(7,437)	(14,881)
NET INCOME (LOSS)	$3,754	$(243,561)
LOSS PER SHARE – BASIC	$(1.17)	$(10.81)
LOSS PER SHARE – DILUTED	$(1.17)	$(10.81)

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

Fiscal Year Ended December 31,	2021	2020
Net income (loss)	$3,754	$(243,561)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(20,529)	14,197
Change in unrecognized (losses) gains on derivative instruments:
Change in fair value of derivatives	(8,370)	(13,453)
Tax benefit	1,057	1,764
Change in unrecognized losses on derivative instruments, net of tax	(7,313)	(11,689)
Defined benefit pension plan:
Actuarial gains (losses) on pension obligation, net of amortization	1,314	(1,876)
Tax provision	—	—
Pension changes, net of tax	1,314	(1,876)
Other comprehensive (loss) income, net of tax	(26,528)	632
Comprehensive loss	$(22,774)	$(242,929)

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

Fiscal Year Ended December 31,	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$113,473	$152,423
Accounts receivable, net	83,447	48,995
Inventories, net	172,099	154,980
Income taxes receivable	4,957	4,957
Other current assets	30,279	22,301
Total current assets	404,255	383,656
Property, plant and equipment, net	494,401	522,124
Deferred income tax assets, net	27,715	30,860
Goodwill	—	—
Intangibles, net	76,870	110,796
Other non-current assets	50,906	61,889
Total assets	$1,054,147	$1,109,325
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$153,197	$151,839
Short-term debt	6,081	6,112
Accrued expenses	71,525	71,079
Income taxes payable	1,076	2,107
Total current liabilities	231,879	231,137
Long-term debt (less current portion)	602,355	625,492
Non-current income tax liabilities	8,289	7,635
Deferred income tax liabilities, net	3,913	9,104
Other non-current liabilities	77,089	76,426
Commitments and contingent liabilities (Note 19)	—	—
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized - 1,000,000 shares
Issued and outstanding – 150,000 shares outstanding at December 31, 2021 and December 31, 2020	199,897	179,387
European non-controlling redeemable equity	1,146	1,666
Shareholders’ deficit:
Common stock, $0.01 par value
Authorized - 100,000,000 shares
Issued and outstanding – 26,163,077 and 25,591,930 shares at December 31, 2021 and December 31, 2020	103,214	95,247
Accumulated other comprehensive loss	(125,974)	(99,446)
Retained earnings	(47,661)	(17,323)
Total shareholders’ deficit	(70,421)	(21,522)
Total liabilities, mezzanine equity and shareholders’ deficit	$1,054,147	$1,109,325

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands, except per share data)

	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2019	25,128,158	$93,331	$9,951	$(5,571)	$(104,458)	$258,437	$251,690
Net loss	—	—	—	—	—	(243,561)	(243,561)
Change in unrecognized gains/(losses) on derivative instruments, net of tax	—	—	(11,689)	—	—	—	(11,689)
Change in defined benefit plans, net of taxes	—	—	—	(1,876)	—	—	(1,876)
Net foreign currency translation adjustment	—	—	—	—	14,197	—	14,197
Common stock issued, net of shares withheld for employee taxes	463,772	—	—	—	—	—	—
Stock-based compensation	—	1,916	—	—	—	—	1,916
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(31,994)	(31,994)
European non-controlling redeemable equity dividend	—	—	—	—	—	(205)	(205)
BALANCE AT DECEMBER 31, 2020	25,591,930	$95,247	$(1,738)	$(7,447)	$(90,261)	$(17,323)	$(21,522)

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands, except per share data)

	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2020	25,591,930	$95,247	$(1,738)	$(7,447)	$(90,261)	$(17,323)	$(21,522)
Net income	—	—	—	—	—	3,754	3,754
Change in unrecognized gains/(losses) on derivative instruments, net of tax	—	—	(7,313)	—	—	—	(7,313)
Change in defined benefit plans, net of taxes	—	—	—	1,314	—	—	1,314
Net foreign currency translation adjustment	—	—	—	—	(20,529)	—	(20,529)
Common stock issued, net of shares withheld for employee taxes	571,147	—	—	—	—	—	—
Stock-based compensation	—	7,967	—	—	—	—	7,967
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(34,050)	(34,050)
European non-controlling redeemable equity dividend	—	—	—	—	—	(42)	(42)
BALANCE AT DECEMBER 31, 2021	26,163,077	$103,214	$(9,051)	$(6,133)	$(110,790)	$(47,661)	$(70,421)

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Fiscal Year Ended December 31,	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,754	$(243,561)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	99,635	98,178
Income tax, non-cash changes	(1,958)	7,489
Impairment of goodwill and indefinite-lived intangibles	—	193,641
Stock-based compensation	9,479	2,374
Amortization of debt issuance costs	4,436	4,020
Other non-cash items	(10,505)	5,776
Changes in operating assets and liabilities:
Accounts receivable	(38,233)	28,052
Inventories	(26,371)	20,921
Other assets and liabilities	6,607	11,257
Accounts payable	(1,691)	24,523
Income taxes	(268)	(2,549)
NET CASH PROVIDED BY OPERATING ACTIVITIES	44,885	150,121
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(64,113)	(45,038)
Proceeds from sale of fixed assets	6,589	859
NET CASH USED IN INVESTING ACTIVITIES	(57,524)	(44,179)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,658	11,690
Repayments of debt	(4,967)	(25,672)
Proceeds from borrowings on revolving credit facility	—	313,825
Repayments of borrowings on revolving credit facility	—	(316,910)
Cash dividends paid	(13,543)	(13,555)
Financing costs paid and other	(4,340)	(5,020)
Payments related to tax withholdings for stock-based compensation	(1,512)	(458)
Finance lease payments	(1,321)	(960)
NET CASH USED IN FINANCING ACTIVITIES	(24,025)	(37,060)
Effect of exchange rate changes on cash	(2,286)	5,614
Net (decrease) increase in cash and cash equivalents	(38,950)	74,496
Cash and cash equivalents at the beginning of the period	152,423	77,927
Cash and cash equivalents at the end of the period	$113,473	$152,423

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Superior Industries International, Inc.’s (referred to herein as the “Company,” “Superior,” or “we,” “us” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. We employ approximately 7,800 full-time employees, operating in eight manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and we believe we are the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels accounted for approximately 91 percent of our sales in 2021 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Daimler (Mercedes-Benz, AMG, Smart), Ford, GM, Honda, Jaguar-Land Rover, Lucid Motors, Mazda, Nissan, PSA, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs. We have determined that our North American and European operations should be treated as separate reportable segments as further described in Note 5, “Business Segments.”

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

Derivative Financial Instruments and Hedging Activities

Our derivatives are over-the counter customized derivative instruments and are not exchange traded. We account for our derivative instruments as either assets or liabilities and adjust them to fair value each period. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income or loss in shareholders’ equity or deficit until the hedged item is recognized in earnings, at which point accumulated gains or losses are recognized in earnings and classified with the underlying hedged transaction. Derivatives that do not qualify or have not been designated as hedges are adjusted to fair value through earnings in the financial statement line item to which the derivative relates (refer to Note 4, “Derivative Financial Instruments” for additional information pertaining to our derivative instruments).

We enter into contracts to purchase certain commodities used in the manufacture of our products, such as aluminum, natural gas and electricity. These contracts are considered to be derivative instruments under U.S. GAAP; however, these purchase contracts are not accounted for as derivatives because they qualify for the normal purchase normal sale exemption.

Accounts Receivable

Accounts receivable primarily consists of amounts that are due and payable from our customers for the sale of aluminum wheels. We evaluate the collectability of receivables each reporting period and record an allowance for doubtful accounts representing our estimate of probable losses. Additions to the allowance are charged to bad debt expense reported in selling, general and administrative expenses.

Inventory

Inventories, which are categorized as raw materials, work-in-process or finished goods, are stated at the lower of cost or net realizable value. The cost of inventories is measured using the FIFO (first-in, first-out) method or the average cost method. Inventories are reviewed to determine if inventory quantities are in excess of forecasted usage or if they have become obsolete.

Aluminum is the primary material component in our inventories. In 2021 and 2020, the Company had two and three aluminum suppliers, respectively, which individually exceeded 10 percent of total aluminum purchases and, in the aggregate, represented 56.2 percent and 55.0 percent of our total aluminum purchases, respectively.

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

When property, plant and equipment is replaced, retired or otherwise disposed, the cost and related accumulated depreciation are removed and any resulting gain or loss on the disposition of an operating asset is included in income or loss from operations and is classified as a part of selling, general and administrative expenses. Any gain or loss on the disposition of a non-operating asset, as well as any casualty gain or loss, is included in other income or expense.

Impairment of Long-Lived Assets

The carrying amount of long-lived assets to be held and used in the business is evaluated for impairment whenever facts and circumstances suggest that the carrying value of the assets may not be recoverable. An impairment loss occurs when the carrying value of an asset group (including the carrying value of liabilities associated with the long-lived assets within the asset group) exceeds the undiscounted cash flows expected to be realized from the use and eventual disposition of the respective long-lived assets. An asset group is the unit of accounting for a long-lived asset or group of long-lived assets which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other asset groups. Fair value is determined primarily by discounting the estimated expected cash flows. If the carrying amount of an asset group is impaired, a loss is recognized based on the amount by which the carrying value exceeds fair value. The Company’s asset groups consist of the North American and European reportable segments.

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

Intangible Assets

Intangible assets include both finite and indefinite-lived intangible assets. Finite-lived intangible assets consist of brand names, technology and customer relationships. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives (since the pattern in which the asset will be consumed cannot be reliably determined). Indefinite-lived intangible assets, excluding goodwill, consist of trade names associated with our aftermarket business.  Impairment charges, if any, related to intangible assets are recorded as a separate charge included in income or loss from operations. In the first quarter of 2020 and fourth quarter of 2019, we recognized indefinite-lived intangible asset impairment charges of $11.0 million and $2.7 million, respectively, relating to trade names used in our European aftermarket business. As a result of these charges, there was no remaining indefinite-lived intangible asset as of December 31, 2020 (refer to Note 9, “Goodwill and Other Intangible Assets”).

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

Gains and losses arising from foreign currency transactions and the effects of remeasurement discussed in the preceding paragraph are recorded in other income or expense. We recognized foreign currency transaction gains (losses) of $0.3 million and $(2.4) million in 2021 and 2020, respectively.

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

In the normal course of business, the Company’s warranties are limited to product specifications and the Company does not accept product returns unless the item is defective as manufactured. Accordingly, warranty costs are treated as a cost of fulfillment subject to accrual, rather than a performance obligation. The Company establishes provisions for both estimated returns and warranty when revenue is recognized. In addition, the Company does not typically provide customers with the right to a refund but provides for product replacement.

Prices allocated to production, service and replacement wheels are based on prices established in our customer purchase orders which represent the standalone selling price. Prices for service and replacement wheels are commensurate with production wheels with adjustment for any special packaging. In addition, prices are subject to adjustment for changes in commodity prices for aluminum, as well as production efficiencies and wheel weight variations from specifications used in pricing. These price adjustments are treated as variable consideration. Customer tooling reimbursement is generally based on quoted prices or cost not to exceed quoted prices.

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

In 2021 and 2020, we have provided deferred income taxes for the estimated U.S. federal and state income tax, foreign income tax and applicable withholding taxes on unremitted earnings of subsidiaries.

Cash Paid for Interest and Taxes and Non-Cash Investing Activities

Cash paid for interest was $36.7 million and $39.6 million, respectively, for the years ended December 31, 2021 and 2020. Cash paid for income taxes was $10.5 million and $7.3 million for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, we had purchased but not yet paid for equipment of $11.2 million and $0.9 million, respectively, which are included in accounts payable and accrued expenses in our consolidated balance sheets.

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

ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” In November 2021, the FASB issued ASU 2021-10 which requires entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. Disclosures under ASU 2021-10 include: information about the nature of the transactions and the related accounting policy used to account for the transactions, the financial statement line items affected by the transactions, and the amounts applicable to each financial statement line item and significant terms and conditions of the transactions, including commitments and contingencies. ASU 2021-10 is effective for annual periods beginning after December 15, 2021 and early application is permitted. ASU 2021-10 may be applied either prospectively to all transactions within its scope that are reflected in financial statements at the date of initial application and new transactions entered into thereafter or retrospectively to those transactions. We are evaluating the impact this ASU will have on our financial statements and disclosures.

NOTE 2 - REVENUE

The Company disaggregates revenue from contracts with customers into our reportable segments, North America and Europe. Revenues by segment for the years ended December 31, 2021 and 2020 are summarized in Note 5, “Business Segments”.

The opening and closing balances of the Company’s receivables and current and long-term contract liabilities are as follows:

	December 31, 2021	December 31, 2020	Change
(Dollars in thousands)
Customer receivables	$74,887	$40,785	$34,102
Contract liabilities—current	6,887	8,249	(1,362)
Contract liabilities—noncurrent	10,526	13,106	(2,580)

The changes in the contract liability balances primarily result from timing differences between our performance and customer payment while the increase in customer receivables is primarily due to the increase in year-over-year aluminum prices.  During the years ended December 31, 2021 and 2020, the Company recognized tooling reimbursement revenue of $13.1 million and $13.1 million, respectively, which had been deferred in prior periods and was previously included in contract liability (deferred revenue), as well as revenue on tooling invoiced, deferred and partially recognized in 2021. During the year ended December 31, 2021 and 2020, the Company recognized revenue of $2.6 million and $0.7 million, respectively, from obligations satisfied in prior periods as a result of adjustments to pricing estimates for production efficiencies and other revenue adjustments.

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

Derivative Financial Instruments

Our derivatives are over-the-counter customized derivative instruments and are not exchange traded. We estimate the fair value of these instruments using the income valuation approach. Under this approach, we project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, commodity prices and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk.

The following tables categorize items measured at fair value at December 31, 2021 and 2020:

		Fair Value Measurement at Reporting Date Using
December 31, 2021		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$10,362	$—	$10,362	$—
Total	$10,362	$—	$10,362	$—
Liabilities			.
Derivative contracts	$19,711	$—	$19,711	$—
Total	$19,711	$—	$19,711	$—

		Fair Value Measurement at Reporting Date Using
December 31, 2020		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$10,218	$—	$10,218	$—
Total	$10,218	$—	$10,218	$—
Liabilities			.
Derivative contracts	$15,259	$—	$15,259	$—
Total	$15,259	$—	$15,259	$—

Debt Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these securities (Level 2). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below:

	December 31, 2021	December 31, 2020
(Dollars in thousands)
Estimated aggregate fair value	$605,874	$624,207
Aggregate carrying value (1)	616,215	643,184

(1)	Total debt excluding the impact of unamortized debt issuance costs.

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Instruments and Hedging Activities

We use derivatives to partially offset our exposure to foreign currency, interest rate, aluminum and other commodity risks. We may enter into forward contracts, option contracts, swaps, collars or other derivative instruments to offset some of the risk on expected future cash flows and on certain existing assets and liabilities. However, we may choose not to hedge certain exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will fully offset the financial impact resulting from movements in foreign currency exchange rates, interest rates, and aluminum and other commodity prices.

To help mitigate gross margin fluctuations due to changes in foreign currency exchange rates, certain of our subsidiaries, whose functional currency is the U.S. dollar or the Euro, hedge a portion of their forecasted foreign currency costs denominated in the Mexican Peso and Polish Zloty, respectively. We may hedge portions of our forecasted foreign currency exposure up to 48 months.

The following tables display the fair value of derivatives by balance sheet line item at December 31, 2021 and December 31, 2020:

	December 31, 2021
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$3,161	$2,194	$1,845	$13,565
Foreign exchange forward contracts not designated as hedging instruments	579	—	3	—
Aluminum forward contracts designated as hedging instruments	2,677	39	—	—
Natural gas forward contracts designated as hedging instruments	1,294	418	135	276
Interest rate swap contracts designated as hedging instruments	—	—	3,887	—
Total derivative financial instruments	$7,711	$2,651	$5,870	$13,841

	December 31, 2020
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$1,218	$6,531	$3,435	$2,645
Foreign exchange forward contracts not designated as hedging instruments	1,167	—	122	—
Aluminum forward contracts designated as hedging instruments	262	—	—	—
Natural gas forward contracts designated as hedging instruments	816	224	22	70
Interest rate swap contracts designated as hedging instruments	—	—	4,771	4,194
Total derivative financial instruments	$3,463	$6,755	$8,350	$6,909

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	December 31, 2021		December 31, 2020
	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$458,769	$(10,055)	$421,253	$1,669
Foreign exchange forward contracts not designated as hedging instruments	24,419	576	71,217	1,045
Aluminum forward contracts designated as hedging instruments	37,609	2,716	4,068	262
Natural gas forward contracts designated as hedging instruments	8,915	1,301	5,523	948
Interest rate swap contracts designated as hedging instruments	200,000	(3,887)	200,000	(8,965)
Total derivative financial instruments	$729,712	$(9,349)	$702,061	$(5,041)

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

The following tables summarize the gain or loss recognized in accumulated other comprehensive income or loss (“AOCI”), the amounts reclassified from AOCI into earnings, and the amounts recognized directly into earnings for the years ended December 31, 2021 and 2020:

Year Ended December 31, 2021	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative contracts	$(7,313)	$4,106	$(1,047)
Total	$(7,313)	$4,106	$(1,047)

Year Ended December 31, 2020	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative contracts	$(11,689)	$(8,365)	$2,098
Total	$(11,689)	$(8,365)	$2,098

NOTE 5 - BUSINESS SEGMENTS

Our North American and European operations represent separate operating segments in view of significantly different markets, customers, and products between these regions. Within each of these regions, markets, customers, products, and production processes are similar. Moreover, our business within each region leverages common systems, processes, and infrastructure. Accordingly, North America and Europe comprise the Company’s reportable segments.

	Net Sales		Income (Loss) from Operations
Year Ended December 31,	2021	2020	2021	2020
(Dollars in thousands)
North America	$744,904	$550,079	$50,798	$8,872
Europe	639,846	550,681	4,578	(189,307)
	$1,384,750	$1,100,760	$55,376	$(180,435)

	Depreciation and Amortization		Capital Expenditures
Year Ended December 31,	2021	2020	2021	2020
(Dollars in thousands)
North America	$36,243	$34,935	$30,005	$24,929
Europe	63,392	63,243	34,108	20,109
	$99,635	$98,178	$64,113	$45,038

	Property, Plant and Equipment, net		Goodwill and Intangible Assets
Year Ended December 31,	2021	2020	2021	2020
(Dollars in thousands)
North America	$214,331	$220,145	$—	$—
Europe	280,070	301,979	76,870	110,796
	$494,401	$522,124	$76,870	$110,796

	Total Assets
Year Ended December 31,	2021	2020
(Dollars in thousands)
North America	$499,988	$479,873
Europe	554,159	629,452
	$1,054,147	$1,109,325

Geographic information

See table below for our net sales and long-lived assets by location:

	Net Sales		Property, Plant and Equipment, net
Year Ended December 31,	2021	2020	2021	2020
(Dollars in thousands)
U.S.	$8,166	$27,919	$2,152	$7,324
Mexico	736,738	522,160	212,179	212,821
Germany	227,887	212,689	76,849	82,162
Poland	411,959	337,992	203,221	219,817
	$1,384,750	$1,100,760	$494,401	$522,124

NOTE 6 - ACCOUNTS RECEIVABLE

Year Ended December 31,	2021	2020
(Dollars in thousands)
Trade receivables	$75,713	$41,647
Other receivables	8,560	8,211
	84,273	49,858
Allowance for doubtful accounts	(826)	(863)
Accounts receivable, net	$83,447	$48,995

The accounts receivable from GM, VW Group and Ford represented approximately 10 percent, 10 percent and 9 percent of the total accounts receivable, respectively, at December 31, 2021 and 11 percent, 5 percent and 3 percent of the total accounts receivable, respectively, at December 31, 2020.

The related percentage of our total sales to each of these three customers is shown below:

	2021 Percent of Sales	2020 Percent of Sales
GM	26%	24%
VW Group	14%	16%
Ford	13%	11%

NOTE 7 - INVENTORIES

Year Ended December 31,	2021	2020
(Dollars in thousands)
Raw materials	$47,392	$46,712
Work in process	54,891	45,394
Finished goods	69,816	62,874
Inventories, net	$172,099	$154,980

Service wheel and supplies inventory included in other non-current assets in the consolidated balance sheets totaled $9.7 million and $12.1 million at December 31, 2021 and 2020, respectively.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

	December 31, 2021	December 31, 2020
(Dollars in thousands)
Land and buildings	$129,826	$149,295
Machinery and equipment	861,097	899,764
Leasehold improvements and others	9,831	14,912
Construction in progress	67,529	46,718
	1,068,283	1,110,689
Accumulated depreciation	(573,882)	(588,565)
Property, plant and equipment, net	$494,401	$522,124

Depreciation expense was $73.3 million and $72.8 million for the years ended December 31, 2021 and 2020, respectively.

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

At March 31, 2020, the impact of COVID-19 and uncertainty with respect to the economic effects of the pandemic had introduced significant volatility in the financial markets and was having a widespread adverse effect on the automotive industry, including reductions in both consumer demand and OEM automotive production. In response to the COVID-19 pandemic, our key customers temporarily closed nearly all their production facilities in Europe and North America (our primary markets) during the quarter ended March 31, 2020. As a result, we concluded that an interim test of our goodwill was required as of March 31, 2020. More specifically, the Company concluded that the following events and circumstances, in the aggregate, indicated that it was more likely than not that the carrying value of our European reporting unit exceeded its fair value: (1) our European reporting unit’s carrying value was effectively set to fair value at December 31, 2019, due to the $102.2 million impairment charges to goodwill and indefinite-lived intangibles, (2) lower forecasted 2020 industry production volumes for Western and Central Europe, including those for our primary European customers, due to OEM shutdowns to mitigate COVID-19 spread and subsequent reduced production levels over the remainder of the year, as compared to our prior production forecasts (including estimates used in our 2019 assessment) and (3) the volatility in financial markets that both increased European interest rates due to rising credit spreads and risk premiums and lowered median European automotive market multiples. Based on the results of our quantitative analysis, we recognized a non-cash goodwill impairment charge equal to the remaining goodwill balance of $182.6 million since the carrying value exceeded the fair value of the European reporting unit by more than the amount of the goodwill balance at March 31, 2020. Additionally, we recognized a non-cash impairment charge of $11.0 million related to our aftermarket trade name indefinite-lived intangible asset which was primarily attributable to a further decline in forecasted aftermarket revenues and a decline in associated profitability. Total impairment charges of $193.6 million were recognized as a separate charge at March 31, 2020 and included in loss from operations.

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

At March 31, 2020, we determined that the carrying value of the European reporting unit exceeded its fair value by an amount greater than the remaining goodwill balance. The decline in fair value was primarily due to significantly lower market multiples and increased discount rates, as well as further declines in forecasted industry production volumes in Western and Central Europe as a result of the COVID-19 pandemic and consequent economic instability. Forecasted revenues, EBITDA and cash flow for the European reporting unit also declined as compared to the prior year long-range plan due to lower forecasted industry production volumes which adversely impacted fair value under both the income and market approaches. Significant assumptions used under the income approach included a weighted average cost of capital (WACC) of 12.0 percent and a long-term growth rate of 1.5 percent, as compared to 10.0 percent and 2.0 percent, respectively, used in the 2019 assessment. In determining the WACC, management considered the level of risk inherent in the cash flow projections and current market conditions, including the significant increase in credit spreads and systemic market and Company specific risk premiums. The decline in the fair value under the market approach was attributable to the decline in the average EBITDA market multiple (4.9X EBITDA in 2020, 5.7X EBITDA in 2019) and lower forecasted EBITDA, as compared to the 2019 assessment. The use of these unobservable inputs results in classification of the fair value estimate as a Level 3 measurement in the fair value hierarchy. A considerable amount of management judgment and assumptions are required in performing the quantitative impairment test, principally related to determining the fair value of the reporting unit. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair value.

The Company’s finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets and goodwill as of December 31, 2021 and 2020.

Year Ended December 31, 2021	Gross Carrying Amount	Impairment	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$—	$(8,503)	$258	$755	1-2
Technology	15,000	—	(14,172)	430	1,258	2
Customer relationships	167,000	—	(95,540)	3,397	74,857	2-7
Total finite	191,000	—	(118,215)	4,085	76,870
Trade names	14,000	(13,772)	—	(228)	—	Indefinite
Total intangibles	$205,000	$(13,772)	$(118,215)	$3,857	$76,870

Year Ended December 31, 2020	Gross Carrying Amount	Impairment	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$—	$(6,615)	$399	$2,784	2-3
Technology	15,000	—	(11,024)	666	4,642	1-3
Customer relationships	167,000	—	(74,322)	10,692	103,370	3-8
Total finite	191,000	—	(91,961)	11,757	110,796
Trade names	14,000	(13,772)	—	(228)	—	Indefinite
Total intangibles	$205,000	$(13,772)	$(91,961)	$11,529	$110,796

Year Ended December 31, 2020	Beginning Balance					Ending Balance
	Gross	Accumulated Impairment	Net Balance	Impairment	Currency Translation	Gross	Accumulated Impairment	Net Balance
(Dollars in thousands)
Goodwill	$284,337	$(99,505)	$184,832	$(182,602)	$(2,230)	$282,107	$(282,107)	$—

Amortization expense for these intangible assets was $26.3 million and $25.4 million for the years ended December 31, 2021 and 2020, respectively. The anticipated annual amortization expense for these intangible assets is $22.4 million for 2022, $20.4 million for 2023 and 2024, $10.0 million for 2025 and $2.6 million for 2026.

NOTE 10 - DEBT

A summary of long-term debt and the related weighted average interest rates is shown below:

	December 31, 2021 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$349,200	$(4,338)	$344,862	4.1%
6.00% Senior Notes	245,809	(3,441)	242,368	6.0%
European CapEx loans	18,595	—	18,595	2.3%
Finance leases	2,611	—	2,611	2.8%
	$616,215	$(7,779)	608,436
Less: Current portion			(6,081)
Long-term debt			$602,355

	December 31, 2020 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$349,200	$(7,155)	$342,045	4.1%
6.00% Senior Notes	266,928	(4,425)	262,503	6.0%
European CapEx loans	23,668	—	23,668	2.3%
Finance leases	3,388	—	3,388	3.0%
	$643,184	$(11,580)	631,604
Less: Current portion			(6,112)
Long-term debt			$625,492

(1)	Unamortized portion

Senior Notes

On June 15, 2017, Superior issued €250.0 million original principal amount of 6.00% Senior Notes due June 15, 2025 (the “Notes”). Interest on the Notes is payable semiannually, on June 15 and December 15. The Company may redeem the Notes, in whole or in part, on or after June 15, 2021 at a redemption price of 101.5 percent and on or after June 15, 2022 at a redemption price of 100.0 percent, in each case plus accrued and unpaid interest to, but not including, the applicable redemption date. If we experience a change of control or sell certain assets, the Company may be required to offer to purchase the Notes from the holders. The Notes are senior unsecured obligations ranking equally in right of payment with all of its existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness. The Notes are effectively subordinated in right of payment to the existing and future secured indebtedness of the Company, including the Senior Secured Credit Facilities (as defined below), to the extent of the assets securing such indebtedness.

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

The indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal, premium, if any, and interest, when due; (ii) failure for  60 days to comply with  any  obligations, covenants or agreements in the indenture after receipt of written notice from the Bank of New York Mellon, London Branch (“the Trustee”) or holders of at least 30 percent in principal amount of the then outstanding Notes of such failure (other than defaults referred to in the foregoing clause (i)); (iii) default under any mortgage, indenture or instrument for money borrowed by the Company or certain of its subsidiaries; (iv) a failure to pay certain judgments; and (v) certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Trustee or holders of at least 30 percent in principal amount of the then outstanding Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. These events of default are subject to several important qualifications, limitations and exceptions that are described in the indenture. At December 31, 2021, the Company was in compliance with all covenants under the indenture governing the Notes.

Senior Secured Credit Facilities

On March 22, 2017, Superior entered into a senior secured credit agreement (the “Credit Agreement”) with Citibank, N.A, as Administrative Agent, Collateral Agent and Issuing Bank, JP Morgan Chase N.A., Royal Bank of Canada and Deutsche Bank AG New York Branch as Joint Lead Arrangers and Joint Book Runners, and the other lenders party thereto (collectively, the “Lenders”). The Credit Agreement consisted of a $400.0 million senior secured term loan facility (the “Term Loan Facility”), which matures on May 23, 2024, and a $160.0 million revolving credit facility (the “Revolving Credit Facility”) originally maturing on May 23, 2022, together with the Term Loan Facility, the USD Senior Secured Credit Facilities (“USD SSCF”). On May 3, 2021, the Company extended the term of the Revolving Credit Facility under its USD SSCF and reduced the commitment under the facility from $160.0 million to $132.5 million, with $25.0 million of the commitment maturing May 23, 2022 and the remaining $107.5 million maturing October 31, 2023. The extension was treated as a modification of the revolving credit facility and the related debt issuance costs have been recognized as a deferred charge in other non-current assets which is being amortized ratably over the remaining term of the extended facility.

Borrowings under the Term Loan Facility will bear interest at a rate equal to, at the Company’s option, either (a) LIBOR for the relevant interest period, adjusted for statutory requirements, with a floor of 0.00 percent per annum, plus an applicable rate of 4.00 percent or (b) a base rate, with a floor of 2.00 percent per annum, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50 percent and (3) LIBOR for an interest period of one month plus 1.00 percent, in each case, plus an applicable rate of 3.00  percent.

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) LIBOR for the relevant interest period, with a floor of 0.00 percent per annum, plus the applicable rate or (b) a base rate, with a floor of 0.00 percent, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the federal funds effective rate plus 0.50 percent and (3) LIBOR for an interest period of one month plus 1.00 percent, in each case, plus the applicable rate. The applicable rates for borrowings under the Revolving Credit Facility are based upon the First Lien Net Leverage Ratio effective for the preceding quarter with, LIBOR applicable rates ranging between 3.50 percent and 3.00 percent, currently 3.25 percent, and base rate applicable rates between 2.50 percent and 2.00 percent, currently 2.25 percent. Commitment fees for the unused commitment under the Revolving Credit Facility are also based upon the First Lien Net Leverage Ratio, effective for the preceding quarter, and range between 0.50 percent and 0.25 percent for the commitment maturing May 23, 2022, currently 0.375 percent, and between 0.625 percent and 0.375 percent for the remaining commitment maturing October 31, 2023, currently 0.50 percent. Commitment fees are included in interest expense.

As of December 31, 2021, the Company had repaid $50.8 million under the Term Loan Facility resulting in a balance of $349.2 million. In addition, the Company had no outstanding borrowings under the Revolving Credit Facility, had outstanding letters of credit of $4.8 million and had available unused commitments under the Revolving Credit Facility of $127.7 million as of December 31, 2021.

Guarantees and Collateral Security

Our obligations under the Credit Agreement are unconditionally guaranteed by the Subsidiary Guarantors, with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in adverse tax consequences. The guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by substantially all of our assets and the Subsidiary Guarantors’ assets, including but not limited to: (i) a perfected pledge of all of the capital stock issued by each of the Subsidiary Guarantors’ (subject to certain exceptions) and up to 65 percent of the capital stock issued by each direct wholly-owned foreign restricted subsidiary of the Company or any guarantor (subject to certain exceptions) and (ii) perfected security interests in and mortgages on substantially all tangible and intangible personal property and material fee-owned real property of the Company and the Subsidiary Guarantors (subject to certain exceptions and exclusions).

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

In addition, the Credit Agreement contains customary default provisions, representations and warranties and other covenants. The Credit Agreement also contains a provision permitting the Lenders to accelerate the repayment of all loans outstanding under the USD SSCF during an event of default. At December 31, 2021, the Company was in compliance with all covenants under the Credit Agreement.

European Debt

In connection with the acquisition of UNIWHEELS, AG in 2017, the Company assumed $70.7 million of outstanding debt. As of December 31, 2021, $6.8 million of the assumed debt remained outstanding. The debt matures March 31, 2024, and is collateralized by the financed equipment, guaranteed by Superior and bears interest at a rate of 2.2 percent. Covenants under the loan agreement include a default provision for non-payment, as well as a material adverse change default provision pursuant to which the lender could accelerate the loan maturity. As of December 31, 2021, the Company was in compliance with all covenants under the loan agreement.

During the second quarter of 2021, the Company amended its European Revolving Credit Facility (“EUR SSCF”), extending the term to May 22, 2023 and increasing the applicable margin and commitment fees, while maintaining the €60.0 million commitment. All other terms of the EUR SSCF remained unchanged. As of December 31, 2021, the Company had no borrowings outstanding, outstanding letters of credit of $0.5 million (€0.4 million) and available unused commitments under this facility of $67.5 million (€59.6 million). The EUR SSCF bears interest at Euribor (with a floor of zero) plus a margin (ranging from 2.05 percent to 3.50 percent based on the net debt leverage ratio of Superior Industries Europe AG and its wholly owned subsidiaries, collectively “Superior Europe AG”), currently 2.05 percent. The annual commitment fee for unused commitments (ranging from 0.625 percent to 1.225 percent based on the net debt leverage ratio of Superior Europe AG) is currently 0.625 percent per annum. In addition, a management fee is assessed equal to 0.07 percent of borrowings outstanding at each month end. The commitment fee is included in interest expense. Superior Europe AG has pledged substantially all of its assets, including land and buildings, receivables, inventory, and other moveable assets (other than collateral associated with equipment loans) as collateral under the EUR SSCF.

The EUR SSCF is subject to a number of restrictive covenants that, among other things, restrict, subject to certain exceptions, the ability of  Superior Europe AG to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends or distributions, or repurchase Superior Europe AG’s capital stock, prepay, redeem, or repurchase any subordinated indebtedness, and enter into agreements which limit Superior Europe AG’s ability to incur liens on our assets. In addition, the EUR SSCF includes an annual pay down provision requiring outstanding balances to be repaid but not reborrowed for a period of three business days and a material adverse change default provision pursuant to which the lender could accelerate the loan maturity. At December 31, 2021, Superior Europe AG was in compliance with all covenants under the EUR SSCF.

The balance of certain post-acquisition equipment loans was $11.8 million as of December 31, 2021. The loans bear interest at 2.3 percent, mature September 30, 2027 and require quarterly principal and interest payments. The loans are secured with liens on the financed equipment and are subject to covenants that, among other things, include a material adverse change default provision pursuant to which the lender could accelerate the loan maturity, as well as a provision that restricts the ability of Superior Europe AG to reduce its ownership interest in Superior Industries Production Germany GmbH, its wholly-owned subsidiary and the borrower under the loan. The Company drew down €10.6 million on these equipment loans in the first quarter of 2020 and drew the remaining €1.4 million in the first quarter of 2021. Quarterly installment payments of $0.5 million (€0.4 million) under the loan agreements began in June of 2021. At December 31, 2021, the Company was in compliance with all covenants under the loans.

Debt maturities due in the next five years and thereafter are as follows:

Year Ended December 31,
(Dollars in thousands)
Debt Maturities	Amount
2022	$6,081
2023	5,765
2024	352,282
2025	248,036
2026	2,122
Thereafter	1,929
Total debt liabilities	$616,215

NOTE 11 - REDEEMABLE PREFERRED STOCK

During 2017, we issued 150,000 shares of Series A (140,202 shares) and Series B (9,798 shares) Perpetual Convertible Preferred Stock, par value $0.01 per share for $150.0 million. On August 30, 2017, the Series B shares were converted into Series A redeemable preferred stock (the “redeemable preferred stock”) after approval by our shareholders. The redeemable preferred stock has an initial stated value of $1,000 per share, par value of $0.01 per share and liquidation preference over common stock.

The redeemable preferred stock is convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value (including any dividends paid-in-kind) and any accrued and unpaid dividends by the conversion price of $28.162. The redeemable preferred stock accrues dividends at a rate of 9 percent per annum, payable at our election either in-kind or in cash and is also entitled to participate in dividends on common stock in an amount equal to that which would have been due had the shares been converted into common stock.

We may mandate conversion of the redeemable preferred stock if the price of the common stock exceeds $84.49. The holder may redeem the shares upon the occurrence of any of the following events (referred to as a “redemption event”): a change in control, recapitalization, merger, sale of substantially all of the Company’s assets, liquidation or delisting of the Company’s common stock. In addition, the holder has the right, at its option, to unconditionally redeem the shares at any time on or after September 14, 2025 (the “redemption date”, which was originally May 23, 2024, but was corrected to September 14, 2025 in 2018 through modification of the Certificate of Designations governing the terms and conditions of the preferred stock). We may, at our option, redeem in whole at any time all of the shares of redeemable preferred stock outstanding. At redemption by either party, the redemption value will be the greater of two times the initial face value ($150.0 million) and any accrued unpaid dividends or dividends paid-in-kind, currently $300.0 million, or the product of the number of common shares into which the redeemable preferred stock could be converted (5.3 million shares currently) and the then current market price of the common stock. We have determined that the conversion option and the redemption option exercisable upon the occurrence of a “redemption event” which are embedded in the redeemable preferred stock must be accounted for separately from the redeemable preferred stock as a derivative liability. Since the redeemable preferred stock may be redeemed at the option of the holder, but is not mandatorily redeemable, the redeemable preferred stock was classified as mezzanine equity and initially recognized at fair value of $150.0 million (the proceeds on the date of issuance), less issuance costs of $3.7 million and $10.9 million assigned to the embedded derivative liability at date of issuance, resulting in an adjusted initial value of $135.5 million.

The difference between the redemption value of the redeemable preferred stock and the carrying value (the “premium”) is being accreted over the period from the date of issuance through September 14, 2025 using the effective interest method. The accretion is treated as a deemed dividend, recorded as a charge to retained earnings and deducted in computing earnings per share (analogous to the treatment for stated and participating dividends paid on the redeemable preferred shares). The cumulative premium accretion as of December 31, 2021 and 2020 was $64.4 million and $43.9 million, respectively, resulting in adjusted redeemable preferred stock balances of $199.9 million and $179.4 million, respectively.

NOTE 12 - EUROPEAN NON-CONTROLLING REDEEMABLE EQUITY

On May 30, 2017, the Company acquired 92.3 percent of the outstanding shares of UNIWHEELS, AG. Subsequently, the Company commenced a delisting and associated tender offer for the remaining shares. On January 17, 2018, the Company entered into a Domination and Profit and Loss Transfer agreement (“DPLTA”) retroactively effective as of January 1, 2018 pursuant to which we offered to purchase the remaining outstanding shares at €62.18 per share. This price may be subject to change based on appraisal proceedings initiated by the minority shareholders which have not yet been concluded. The Company must also pay an annual dividend of €3.23 as long as the DPLTA is in effect. For any shares tendered prior to the annual dividend payment, we must pay interest at a statutory rate, currently 4.12 percent, in place of the dividend. As a result of purchases pursuant to the tender offer and the DPLTA, the Company has increased its ownership to 99.9 percent as of December 31, 2021. In addition, the carrying value of the non-controlling interests must be adjusted to redemption value since they are currently redeemable. The following table summarizes the European non-controlling redeemable equity activity for the two year period ended December 31, 2021:

(Dollars in thousands)
Balance at December 31, 2019	$6,525
Dividends accrued	205
Dividends paid	(46)
Translation adjustment	2
Purchase of shares	(5,020)
Balance at December 31, 2020	1,666
Dividends accrued	42
Dividends paid	(354)
Translation adjustment	(117)
Purchase of shares	(91)
Balance at December 31, 2021	$1,146

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

Year Ended December 31,	2021	2020
(Dollars in thousands, except per share amounts)
Basic Earnings Per Share:
Net income (loss)	$3,754	$(243,561)
Less: Redeemable preferred stock dividends and accretion	(34,050)	(31,994)
Less: European non-controlling redeemable equity dividend	(42)	(205)
Basic numerator	$(30,338)	$(275,760)
Basic loss per share	$(1.17)	$(10.81)
Weighted average shares outstanding – Basic	25,995	25,498
Diluted Earnings Per Share:
Net income (loss)	$3,754	$(243,561)
Less: Redeemable preferred stock dividends and accretion	(34,050)	(31,994)
Less: European non-controlling redeemable equity dividend	(42)	(205)
Diluted numerator	$(30,338)	$(275,760)
Diluted loss per share	$(1.17)	$(10.81)
Weighted average shares outstanding – Basic	25,995	25,498
Dilutive effect of common share equivalents	—	—
Weighted average shares outstanding – Diluted	25,995	25,498

NOTE 14 - INCOME TAXES

Income/(loss) before income taxes from domestic and international jurisdictions is comprised of the following:

Year Ended December 31,	2021	2020
(Dollars in thousands)
Income (loss) before income taxes:
Domestic	$(44,129)	$(74,151)
Foreign	55,320	(154,529)
	$11,191	$(228,680)

The benefit/(provision) for income taxes is comprised of the following:

Year Ended December 31,	2021	2020
(Dollars in thousands)
Current taxes
Federal	$(67)	$1,970
State	(99)	(29)
Foreign	(9,229)	(9,333)
Total current taxes	(9,395)	(7,392)
Deferred taxes
Federal	711	(4,756)
State	—	(3,622)
Foreign	1,247	889
Total deferred taxes	1,958	(7,489)
Income tax provision	$(7,437)	$(14,881)

The following is a reconciliation of the U.S. federal tax rate to our effective income tax rate:

Year Ended December 31,	2021	2020
Statutory rate	21.0%	21.0%
State tax provisions, net of federal income tax benefit	(14.2)	0.6
Tax credits	(13.2)	(0.1)
Foreign income taxes at rates other than the statutory rate	(97.1)	10.9
Valuation allowance	203.6	(10.4)
Changes in tax liabilities, net	(89.7)	(0.2)
Share based compensation	10.9	(0.2)
Unremitted non-U.S. Earnings	3.6	(1.7)
US tax on non-US income	16.3	0.8
Non-deductible charges	22.3	(0.9)
Impairment of goodwill	—	(25.3)
Other	3.0	(1.0)
Effective income tax rate	66.5%	(6.5)%

Tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

Year Ended December 31,	2021	2020
(Dollars in thousands)
Deferred income tax assets:
Accrued liabilities	$4,964	$3,688
Hedging and foreign currency gains (losses)	9,231	3,323
Deferred compensation	8,162	8,473
Inventory reserves	3,777	5,114
Net loss carryforwards and credits	40,747	48,924
Interest carryforwards	29,366	14,972
Competent authority deferred tax assets and other foreign timing differences	4,739	4,465
Other	1,143	1,714
Total before valuation allowance	102,129	90,673
Valuation allowance	(69,388)	(46,490)
Net deferred income tax assets	32,741	44,183
Deferred income tax liabilities:
Intangibles, property, plant and equipment and other	(4,408)	(17,959)
Unremitted earnings	(4,531)	(4,468)
Deferred income tax liabilities	(8,939)	(22,427)
Net deferred income tax assets	$23,802	$21,756

The classification of our net deferred tax asset is shown below:

Year Ended December 31,	2021	2020
(Dollars in thousands)
Long-term deferred income tax assets	$27,715	$30,860
Long-term deferred income tax liabilities	(3,913)	(9,104)
Net deferred tax asset	$23,802	$21,756

The increase in the valuation allowance of $22.9 million to reduce the U.S. federal, state and certain foreign deferred tax assets is due to the assessment that the Company is not more likely than not to realize these deferred tax assets.

As of December 31, 2021, we have cumulative tax effected U.S. federal and Germany NOL carryforwards of $27.0 million that carryforward indefinitely and U.S. state NOL carryforwards of $12.6 million that expire in the years 2022 to 2042. Also, we have $3.5 million of tax credit carryforwards, primarily in Poland, which expire in the years 2022 to 2028.

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

A reconciliation of the beginning and ending amounts of uncertain tax positions is as follows:

Year Ended December 31,	2021	2020
(Dollars in thousands)
Beginning balance	$31,858	$30,368
Increases (decreases) due to foreign currency translations	$(1,192)	2,265
Increases (decreases) as a result of positions taken during:
Prior periods	(13,633)	(1,147)
Current period	48	372
Settlements with taxing authorities	(719)	—
Expiration of applicable statutes of limitation
Ending balance	$16,362	$31,858

Our policy regarding interest and penalties related to uncertain tax positions is to record interest and penalties as an element of income tax expense. At the end of 2021 and 2020, the Company had liabilities of $5.8 million and $4.7 million of potential interest and penalties associated with uncertain tax positions.  Included in the unrecognized tax benefits is $3.1 million that, if recognized, would favorably affect our annual effective tax rate. Within the next twelve-month period we expect a decrease in unrecognized tax benefits as uncertain tax positions begin to expire.

Income tax returns are filed in multiple jurisdictions and are subject to examination by tax authorities in various jurisdictions where the Company operates. The Company has open tax years from 2015 to 2020 with various significant tax jurisdictions, including ongoing tax audits in the U.S. for 2015 to 2018.

During the examination of our U.S. federal income tax return for tax years 2015-2018, the Internal Revenue Service (IRS) asserted that income earned by a foreign subsidiary from its Mexican branch operations should be categorized as foreign base company sales income (FBCSI) under Section 954(d) of the Internal Revenue Code and issued a Notice of Proposed Adjustment (NOPA). We believe that the proposed adjustment is without merit, and we have contested the matter, which is currently under review in the IRS’s administrative appeals process. We believe it is likely that we will be successful in ultimately defending our position. As such, we have not recorded any impact of the IRS’s proposed adjustment in our consolidated financial statements, as of December 31, 2021.  In the event we are not successful in defending our position, the potential additional income tax expense and cash flow impact related to this issue is not expected to be significant as a result of available net operating losses and income tax credits currently offset by valuation allowances. We intend to continue to contest the conclusions reached in the NOPA through the IRS’s administrative appeals process, and, if necessary, through litigation.

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

The Company has operating and finance leases for office facilities, a data center and certain equipment. The remaining terms of our leases range from over one year to eight years. Certain leases include options to extend the lease term for up to ten years, as well as options to terminate, both of which have been excluded from the term of the lease since exercise of these options is not reasonably certain.

Lease expense, cash flow, operating and finance lease assets and liabilities, average lease term and average discount rate are as follows:

Year Ended December 31,	2021	2020
(Dollars in thousands)
Lease Expense
Finance lease expense:
Amortization of right-of-use assets	$1,325	$1,219
Interest on lease liabilities	82	85
Operating lease expense	3,070	3,388
Total lease expense	$4,477	$4,692

Cash Flow Components
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$82	$85
Operating cash outflows from operating leases	3,460	3,621
Financing cash outflows from finance leases	1,321	960
Right-of-use assets obtained in exchange for finance lease liabilities, net of terminations and disposals	922	879
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations and disposals	416	657

Year Ended December 31,	2021	2020
(Dollars in thousands, except lease term and discount rate)
Balance Sheet Information
Operating leases:
Other non-current assets	$10,772	$13,598
Accrued liabilities	$(2,371)	$(2,868)
Other non-current liabilities	(8,860)	(11,513)
Total operating lease liabilities	$(11,231)	$(14,381)

Finance leases:
Property, plant and equipment gross	$6,603	$5,735
Accumulated depreciation	(4,644)	(3,319)
Property, plant and equipment, net	$1,959	$2,416
Current portion of long-term debt	$(982)	$(1,113)
Long-term debt (less current portion)	(1,629)	(2,275)
Total finance lease liabilities	$(2,611)	$(3,388)

Lease Term and Discount Rates
Weighted-average remaining lease term - finance leases (years)	3.4	3.9
Weighted-average remaining lease term - operating leases (years)	5.0	6.1
Weighted-average discount rate - finance leases	2.8%	3.0%
Weighted-average discount rate - operating leases	3.6%	3.8%

Summarized future minimum payments under our leases are as follows:

Year Ended December 31,	Amount
(Dollars in thousands)
Lease Maturities	Finance Leases	Operating Leases
2022	$982	$2,789
2023	666	2,445
2024	248	2,193
2025	148	2,100
2026	125	1,975
Thereafter	560	741
Total	2,729	12,243
Less: Imputed interest	(118)	(1,012)
Total lease liabilities, net of interest	$2,611	$11,231

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

The following table summarizes the changes in plan assets and plan benefit obligations.

Year Ended December 31,	2021	2020
(Dollars in thousands)
Change in benefit obligation
Beginning benefit obligation	$32,640	$31,001
Interest cost	823	1,005
Actuarial (gain) loss	(928)	2,164
Benefit payments	(1,415)	(1,530)
Ending benefit obligation	$31,120	$32,640

The actuarial gain in 2021 and loss in 2020 were primarily due to the year-over-year change in the discount rate.

Year Ended December 31,	2021	2020
(Dollars in thousands)
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	1,415	1,475
Benefit payments	(1,415)	(1,475)
Fair value of plan assets at end of year	$—	$—
Funded status	$(31,120)	$(32,640)
Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	$(1,432)	$(1,447)
Other non-current liabilities	(29,688)	(31,193)
Net amount recognized	$(31,120)	$(32,640)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$9,446	$10,760
Prior service cost	(1)	(1)
Net amount recognized, before tax effect	$9,445	$10,759
Weighted average assumptions used to determine benefit obligations:
Discount rate	2.9%	2.6%
Rate of compensation increase	3.0%	3.0%

Components of net periodic pension cost are described in the following table:

Year Ended December 31,	2021	2020
(Dollars in thousands)
Components of net periodic pension cost:
Interest cost	$823	$1,005
Amortization of actuarial loss	386	288
Net periodic pension cost	$1,209	$1,293
Weighted average assumptions used to determine net periodic pension cost:
Discount rate	2.6%	3.3%
Rate of compensation increase	3.0%	3.0%

Benefit payments during the next ten years, which reflect applicable future service, are as follows:

Year Ended December 31,	Amount
(Dollars in thousands)
2022	$1,453
2023	1,458
2024	1,506
2025	1,715
2026	1,779
Years 2027 to 2031	8,911

The following is an estimate of the components of net periodic pension cost in 2022:

Estimated Year Ended December 31,	2022
(Dollars in thousands)
Interest cost	$872
Amortization of actuarial loss	332
Estimated 2021 net periodic pension cost	$1,204

Other Retirement Plans

We also contribute to employee retirement savings plans in the U.S. and Mexico that cover substantially all of our employees in those countries. The employer contribution totaled $1.4 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively.

NOTE 17 - ACCRUED EXPENSES

Year Ended December 31,	2021	2020
(Dollars in thousands)
Payroll and related benefits	$31,930	$26,930
Taxes, other than income taxes	13,973	14,502
Deferred tooling revenue	6,887	8,249
Current portion of derivative liability	5,870	8,350
Short-term operating lease liability	2,371	2,868
Current portion of executive retirement liabilities	1,432	1,447
Dividends and interest	1,417	1,453
Professional fees	687	1,102
Other	6,958	6,178
Accrued liabilities	$71,525	$71,079

NOTE 18 - STOCK-BASED COMPENSATION

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “Plan”) was approved by stockholders in May 2018, authorizing up to 4.35 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock units and performance restricted stock units to our officers, key employees, non-employee directors and consultants. In May 2021, the stockholders approved an amendment to the Plan that, among other things, increased the authorized shares by 2 million. At December 31, 2021 there were 1.3 million shares available for future grants under this Plan. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

Under the terms of the Plan, each year eligible participants are granted time value restricted stock units (“RSUs”), vesting ratably over a three-year time period, and performance restricted stock units (“PSUs”), with a three-year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the Company’s common stock, with accrued dividends.

RSU, PSU and option activity for the year ended December 31, 2021 is summarized in the following table:

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Restricted Stock Units	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price
Balance at December 31, 2020	1,213,667	$3.59	2,176,290	$4.88	24,000	$20.39
Granted	411,291	5.94	653,438	8.41	—	—
Settled	(626,004)	3.30	(193,778)	5.45	—	—
Forfeited or expired	(32,525)	8.13	(151,369)	12.61	(15,000)	22.57
Balance at December 31, 2021	966,429	$4.62	2,484,581	$6.67	9,000	$16.76

Awards estimated to vest in the future	939,298	$4.67	1,997,713	$6.86	9,000	$16.76

Stock-based compensation expense was $9.5 million and $2.4 million for the years ended December 31, 2021 and 2020, respectively. The higher expense for the year ended December 31, 2021 was primarily attributable to the modification of the 2019 and 2020 PSU awards, substituting budgeted amounts for actual performance for the second quarter of 2020 (one of twelve quarters in the respective performance periods), to offset the impact of the COVID-19 pandemic. This increased stock-based compensation for the year ended December 31, 2021 by $4.7 million. In addition, 2020 stock-based compensation was lower due to the reversal of $1.2 million of previously accrued expense as a result of lower expected performance achievement, in light of the COVID-19 pandemic.

Unrecognized stock-based compensation expense related to non-vested awards of $8.9 million is expected to be recognized over a weighted average period of approximately 1.7 years.

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

Casualty Loss

On July 14, 2021, the city of Werdohl, Germany, and surrounding area experienced torrential rains which resulted in extensive flooding. The flooding caused damage to our Werdohl manufacturing facility and production was temporarily halted on July 14, 2021. On July 16, 2021, operations at the facility resumed with the exception of the paint line and certain machining operations, which were brought on-line later in the third quarter. During the year ended December 31, 2021, the Company recognized a net casualty loss of $1.5 million which was included in other expense, net. There was only nominal disruption to our ability to fulfill orders and deliver product to our customers due to the expeditious resumption of operations at the facility.

NOTE 20 - RECEIVABLES FACTORING

The Company sells certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash provided by operating activities. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes. During the years ended December 31, 2021 and 2020, the Company sold trade receivables totaling $775.6 million and $522.5 million, respectively, and incurred factoring fees of $2.1 million and $1.4 million, respectively. As of December 31, 2021 and December 31, 2020, receivables of $97.6 million and $96.6 million, respectively, had been factored and had not yet been paid by customers to the respective financial institutions. The collective limit under our factoring arrangements as of December 31, 2021 was $125.1 million. The collective limit under our factoring arrangements as of December 31, 2020 was $132.0 million.

NOTE 21- RESTRUCTURING

During the fourth quarter of 2021, the Company announced a reduction in its workforce at Werdohl, Germany. As a result, the Company recognized a restructuring charge of $4.5 million in cost of sales, principally comprised of termination and related benefits. There were no payments made in 2021 and, accordingly, the restructuring accrual at December 31, 2021 was $4.5 million.

During the quarter ended June 30, 2020, the Company discontinued the manufacture and sale of high-performance aftermarket wheels for the automotive racing market segment. The Company incurred a total non-cash charge of $3.4 million, including $2.8 million recorded in cost of sales, comprised of $1.3 million relating to write-downs of certain aftermarket inventory to salvage value, $1.0 million of employee severance costs, $0.5 million in contract terminations and other costs, as well as a $0.6 million non-cash charge recorded in selling, general and administrative expenses related to non-production employee severance costs. During the six-month period ended December 31, 2020, we recognized an additional $0.7 million of severance costs, including charges to cost of sales of $0.4 million and selling, general and administrative expenses of $0.3 million. As of December 31, 2021, the restructuring benefits have been fully paid.

During the third quarter of 2019, the Company initiated a plan to significantly reduce production and manufacturing operations at its Fayetteville, Arkansas location, recognizing restructuring expenses of $14.8 million in cost of sales. On July 15, 2021, the Company consummated the sale of the Fayetteville facility for an adjusted net sale price of $7.1 million, resulting in a gain of $4.4 million which has been credited against selling, general and administrative expenses. During the years ended December 31, 2021 and December 31, 2020, we recognized additional charges to cost of sales of $2.2 million and $3.3 million, respectively, principally related to relocation costs for redeployment of machinery and equipment and environmental remediation and repairs required under the sale agreement. As of December 31, 2021, $0.1 million of the restructuring severance accrual remains.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021 our disclosure controls and procedures were effective.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based upon criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2021 based on the criteria in the 2013 Internal Control - Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth herein, the information required by this Item is incorporated herein by reference to our 2022 Proxy Statement.

Executive Officers - The names of corporate executive officers as of fiscal year end who are not also Directors are listed at the end of Part I of this Annual Report. Information regarding executive officers who are Directors is contained in our 2022 Proxy Statement under the caption “Proposal No. 1 - Election of Directors.” Such information is incorporated herein by reference. All executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors. For a description of the Chief Executive Officer’s employment agreement, see “Executive Compensation and Related Information - Narrative Disclosure Regarding Compensation” in our 2022 Proxy Statement, which is incorporated herein by reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

Information relating to Executive Compensation is set forth under the captions “Compensation of Directors” and “Executive Compensation and Related Information - Narrative Disclosure Regarding Compensation” in our 2022 Proxy Statement, which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is set forth under the caption “Voting Securities and Principal Ownership” in our 2022 Proxy Statement. Also see Note 18, “Stock-Based Compensation” in the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information related to Certain Relationships and Related Transactions is set forth under the caption, “Certain Relationships and Related Transactions,” in our 2022 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information related to Principal Accountant Fees and Services is set forth under the caption “Proposal No. 3 - Ratification of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services” in our 2022 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:
1.	Financial Statements: See the “Index to the Consolidated Financial Statements and Financial Statement Schedule” in Item 8 of this Annual Report.
2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2021 and 2020

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

10.1

Registrant’s Salary Continuation Plan Amended and Restated as of August 19, 2011 (Incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).

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

10.10	Superior Industries International, Inc. Annual Incentive Performance Plan (Incorporated by reference to Annex A to Registrant’s Definitive Proxy Statement on Schedule 14-A filed on March 25, 2016).*

10.11	2018 Equity Incentive Plan of the Registrant, as amended. (Incorporated by reference to Exhibit 10.1 of the Registration’s Current Report on Form 8-K filed on June 1, 2021).*

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

10.25

Fifth Amendment to Credit Agreement, dated May 3, 2021, among Superior Industries International, Inc, the subsidiaries of Superior identified therein, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank N.A., as Sub-Agent, and the Lenders and Issuing Banks party thereto. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.26

Executive Employment Agreement, dated March 28, 2019, between Superior Industries International, Inc. and Majdi B. Abulaban, including forms of award agreements to be granted under the Inducement Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K  filed April 1, 2019).*

10.27

Amendment Agreement, dated April 6, 2020, to Executive Employment Agreement, dated March 28, 2019, between Superior Industries International, Inc. and Majdi B. Abulaban, including forms of award agreements to be granted under the Inducement Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.28

Retention Letter Agreement, dated August 25, 2020, between Superior Industries International, Inc. and Majdi B. Abulaban (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 27, 2020).*, ****

10.29

Offer Letter of Employment, dated July 28, 2017 between Superior Industries International, Inc. and Joanne Finnorn (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).*

10.30

Retention Award Letter, dated August 8, 2019, between Joanne Finnorn and Superior Industries International, Inc. (Incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.31

Offer Letter of Employment, dated September 17, 2019, between Superior Industries International, Inc. and Kevin Burke (Incorporated by reference to Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.32

Retention Letter Agreement, dated August 25, 2020, between Superior Industries International, Inc. and Kevin Burke (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed August 27, 2020).*

10.33

Management Board Member Service Contract, dated September 26, 2019, between Superior Industries Europe AG and Andreas Meyer (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).*

10.34

Amendment Agreement, dated October 30, 2019, to the Management Board Member Service Contract, dated September 26, 2019, between Superior Industries Europe AG and Andreas Meyer (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).*

10.35

Retention Letter Agreement, dated September 10, 2020, between Superior Industries International, Inc. and Andreas Meyer (Incorporated by reference to Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).*

10.36

Retention Award Letter, dated December 13, 2019, between Parveen Kakar and Superior Industries International, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed December 16, 2019).*

10.37

Offer Letter of Employment, dated August 17, 2020 between Superior Industries International, Inc. and Timothy Trenary (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 27, 2020).*

10.38

Offer Letter of Employment, dated December 15, 2020 between Superior Industries International, Inc. and Michael Dorah (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 18, 2020).*

10.39

Amendment to the Superior Industries, Int. Executive Employment Agreement dated October 12, 2021 by and between Superior Industries, Int. and Majdi B. Abulaban (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed October 15, 2021.)

21	List of Subsidiaries of the Company.**

23	Consent of Deloitte & Touche LLP, our Independent Registered Public Accounting Firm.**

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

32.1

Certification of Majdi B. Abulaban, President and Chief Executive Officer, and C. Timothy Trenary, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section  1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

101.INS	Inline XBRL Instance Document.*****

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*****

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*****

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*****

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*****

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*****

104	Cover Page Interactive Data File (embedded within the Inline XBRL document) ****

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

(Dollars in thousands)

		Additions
	Balance at Beginning of Year	Charge to Costs and Expenses	Other	Deductions From Reserves	Balance at End of Year
2021
Allowance for doubtful accounts receivable	$863	$484	$—	$(521)	$826
Valuation allowances for deferred tax assets	$46,490	$23,467	$(569)		$69,388

2020
Allowance for doubtful accounts receivable	$2,867	$253	$—	$(2,257)	$863
Valuation allowances for deferred tax assets	$22,879	$22,146	$1,465	$—	$46,490

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

ITEM 16- FORM 10-K SUMMARY

None.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

By	/s/ Majdi B. Abulaban	March 3, 2022
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

/s/ Majdi B. Abulaban Majdi B. Abulaban	President and Chief Executive Officer (Principal Executive Officer)	March 3, 2022

/s/ C. Timothy Trenary C. Timothy Trenary	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2022

/s/ Michael J. Hatzfeld Jr. Michael J. Hatzfeld Jr.	Vice President of Finance and Corporate Controller (Principal Accounting Officer)	March 3, 2022

/s/ Raynard D. Benvenuti Raynard D. Benvenuti	Director	March 3, 2022

/s/ Michael R. Bruynesteyn Michael R. Bruynesteyn	Director	March 3, 2022

/s/ Richard J. Giromini Richard J. Giromini	Director	March 3, 2022

/s/ Paul J. Humphries Paul J. Humphries	Director	March 3, 2022

/s/ Ransom A. Langford Ransom A. Langford	Director	March 3, 2022

/s/ Timothy C. McQuay Timothy C. McQuay	Director	March 3, 2022

/s/ Ellen B. Richstone Ellen B. Richstone	Director	March 3, 2022