Form 10-Q
period 2022-03-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2022-05-04
CIK 95552

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Number of shares of common stock outstanding as of April 28, 2022: 26,853,292

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
NET SALES	$400,526	$358,196
Cost of sales	359,939	315,156
GROSS PROFIT	40,587	43,040
Selling, general and administrative expenses	16,950	17,321
INCOME FROM OPERATIONS	23,637	25,719
Interest expense, net	(9,962)	(10,273)
Other expense, net	(87)	(1,514)
INCOME BEFORE INCOME TAXES	13,588	13,932
Income tax provision	(3,518)	(810)
NET INCOME	$10,070	$13,122
EARNINGS PER SHARE – BASIC	$0.04	$0.19
EARNINGS PER SHARE – DILUTED	$0.04	$0.18

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income	$10,070	$13,122
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	2,043	(15,678)
Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	17,252	(9,140)
Tax (provision) benefit	(431)	678
Change in unrecognized gains (losses) on derivative instruments, net of tax	16,821	(8,462)
Defined benefit pension plan:
Amortization of actuarial losses on pension obligation	83	97
Tax (provision) benefit	—	(21)
Pension changes, net of tax	83	76
Other comprehensive income (loss), net of tax	18,947	(24,064)
Comprehensive income (loss)	$29,017	$(10,942)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$133,681	$113,473
Accounts receivable, net	124,507	83,447
Inventories, net	208,305	172,099
Income taxes receivable	5,508	4,957
Other current assets	40,248	30,279
Total current assets	512,249	404,255
Property, plant and equipment, net	491,847	494,401
Deferred income tax assets, net	25,843	27,715
Intangibles, net	69,533	76,870
Other non-current assets	55,446	50,906
Total assets	$1,154,918	$1,054,147
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$229,557	$153,197
Short-term debt	5,971	6,081
Accrued expenses	76,974	71,525
Income taxes payable	1,170	1,076
Total current liabilities	313,672	231,879
Long-term debt (less current portion)	597,856	602,355
Non-current income tax liabilities	7,799	8,289
Deferred income tax liabilities, net	4,327	3,913
Other non-current liabilities	74,066	77,089
Commitments and contingent liabilities (Note 16)	—	—
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized - 1,000,000 shares
Issued and outstanding – 150,000 shares outstanding at March 31, 2022 and December 31, 2021	205,381	199,897
European non-controlling redeemable equity	1,140	1,146
Shareholders’ deficit:
Common stock, $0.01 par value
Authorized - 100,000,000 shares
Issued and outstanding – 26,853,292 and 26,163,077 shares at March 31, 2022 and December 31, 2021	104,216	103,214
Accumulated other comprehensive loss	(107,027)	(125,974)
Retained earnings	(46,512)	(47,661)
Total shareholders’ deficit	(49,323)	(70,421)
Total liabilities, mezzanine equity and shareholders’ deficit	$1,154,918	$1,054,147

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,070	$13,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,082	25,361
Income tax, non-cash changes	1,979	(2,818)
Stock-based compensation	2,646	1,847
Amortization of debt issuance costs	1,231	870
Other non-cash items	319	(4,528)
Changes in operating assets and liabilities:
Accounts receivable	(40,403)	(36,981)
Inventories	(36,578)	(14,702)
Other assets and liabilities	4,415	13,875
Accounts payable	78,141	21,328
Income taxes	(901)	779
NET CASH PROVIDED BY OPERATING ACTIVITIES	45,001	18,153
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(17,954)	(10,479)
Proceeds from sale of fixed assets	150	—
NET CASH USED IN INVESTING ACTIVITIES	(17,804)	(10,479)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	1,658
Repayments of debt	(1,331)	(830)
Cash dividends paid	(3,426)	(3,368)
Financing costs paid and other	—	(9)
Payments related to tax withholdings for stock-based compensation	(1,644)	(1,342)
Finance lease payments	(304)	(288)
NET CASH USED IN FINANCING ACTIVITIES	(6,705)	(4,179)
Effect of exchange rate changes on cash	(284)	(2,070)
Net increase in cash and cash equivalents	20,208	1,425
Cash and cash equivalents at the beginning of the period	113,473	152,423
Cash and cash equivalents at the end of the period	$133,681	$153,848

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

(Unaudited)

For the three months ended March 31, 2021
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2020	25,591,930	$95,247	$(1,738)	$(7,447)	$(90,261)	$(17,323)	$(21,522)
Net income	—	—	—	—	—	13,122	13,122
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	(8,462)	—	—	—	(8,462)
Change in defined benefit plans, net of taxes	—	—	—	76	—	—	76
Net foreign currency translation adjustment	—	—	—	—	(15,678)	—	(15,678)
Common stock issued, net of shares withheld for employee taxes	355,532	—	—	—	—	—	—
Stock-based compensation	—	505	—	—	—	—	505
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(8,290)	(8,290)
European non-controlling redeemable equity dividend	—	—	—	—	—	(13)	(13)
BALANCE AT MARCH 31, 2021	25,947,462	$95,752	$(10,200)	$(7,371)	$(105,939)	$(12,504)	$(40,262)

For the three months ended March 31, 2022
(Unaudited)	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2021	26,163,077	$103,214	$(9,051)	$(6,133)	$(110,790)	$(47,661)	$(70,421)
Net income	—	—	—	—	—	10,070	10,070
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	16,821	—	—	—	16,821
Change in defined benefit plans, net of taxes	—	—	—	83	—	—	83
Net foreign currency translation adjustment	—	—	—	—	2,043	—	2,043
Common stock issued, net of shares withheld for employee taxes	690,215	—	—	—	—	—	—
Stock-based compensation	—	1,002	—	—	—	—	1,002
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(8,910)	(8,910)
European non-controlling redeemable equity dividend	—	—	—	—	—	(11)	(11)
BALANCE AT MARCH 31, 2022	26,853,292	$104,216	$7,770	$(6,050)	$(108,747)	$(46,512)	$(49,323)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

Superior Industries International, Inc.’s (referred herein as the “Company,” “Superior,” or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. We employ approximately 7,800 full-time employees, operating in eight manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and we believe we are the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels accounted for approximately 94 percent of our sales in the first three months of 2022 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Ford, GM, Honda, Jaguar-Land Rover, Lucid Motors, Mazda, Mercedes-Benz Group, Nissan, PSA, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs. We have determined that our North American and European operations should be treated as separate reportable segments as further described in Note 5, “Business Segments.”

Presentation of Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements, in our opinion, include all adjustments, of a normal and recurring nature, which are necessary for fair presentation of the financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto filed with the SEC in our 2021 Annual Report on Form 10-K.

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

Cash Paid for Interest and Taxes and Non-Cash Investing Activities

Cash paid for interest was $5.2 million for each of the three months ended March 31, 2022 and March 31, 2021. Net cash income taxes paid was $2.4 million and $2.8 million for the three months ended March 31, 2022 and March 31, 2021, respectively. As of March 31, 2022 and March 31, 2021, $6.1 million and $4.3 million, respectively, of equipment had been purchased but not yet paid and was included in accounts payable in our condensed consolidated balance sheets.

Adoption of New Accounting Standards

ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” As of January 1, 2022, we have adopted this standard on a prospective basis. The standard requires entities to disclose information about any transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. Disclosures under ASU 2021-10 include: information about the nature of the transactions and the related accounting policy used to account for the transactions, the financial statement line items affected by the transactions, the amounts applicable to each financial statement line item and significant terms and conditions of the transactions, including commitments and contingencies. The adoption of this accounting standard did not have a material effect on our financial statements or disclosures since we have not received any significant governmental assistance.

Accounting Standards Issued but Not Yet Adopted

Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the Financial Accounting Standards Board issued ASU 2016-13 which requires entities to use a new impairment model based on current expected credit losses (“CECL”) rather than incurred losses. Under CECL, estimated credit losses would incorporate relevant information about past events, current conditions and reasonable and supportable forecasts and any expected credit losses would be recognized at the time of sale. As a smaller reporting company (as defined under SEC regulations), the Company is not required to adopt the standard until January 1, 2023. We are evaluating the impact this standard will have on our financial statements and disclosures.

NOTE 2 – REVENUE

The Company disaggregates revenue from contracts with customers into our reportable segments, North America and Europe. Revenues by segment for the three-month periods ended March 31, 2022 and March 31, 2021 are summarized in Note 5, “Business Segments.”

The opening and closing balances of the Company’s customer receivables and current and long-term contract liabilities are as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021	Change
Customer receivables	$114,234	$74,887	$39,347
Contract liabilities—current	6,156	6,887	(731)
Contract liabilities—noncurrent	9,453	10,526	(1,073)

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

Derivative Financial Instruments

Our derivatives are over-the-counter customized derivative instruments and are not exchange traded. We estimate the fair value of these instruments using the income valuation approach. Under this approach, we project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, commodity prices and the contractual terms of the derivative instruments. The discount rate used is the relevant benchmark rate (e.g., SOFR) plus an adjustment for non-performance risk.

The following tables categorize items measured at fair value as of March 31, 2022 and December 31, 2021:

		Fair Value Measurement at Reporting Date Using
March 31, 2022		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$26,154	$—	$26,154	$—
Total	$26,154	$—	$26,154	$—
Liabilities			.
Derivative contracts	$17,002	$—	$17,002	$—
Total	$17,002	$—	$17,002	$—

		Fair Value Measurement at Reporting Date Using
December 31, 2021		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$10,362	$—	$10,362	$—
Total	$10,362	$—	$10,362	$—
Liabilities			.
Derivative contracts	$19,711	$—	$19,711	$—
Total	$19,711	$—	$19,711	$—

Debt Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these instruments (Level 2). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below:

	March 31, 2022	December 31, 2021
(Dollars in thousands)
Estimated aggregate fair value	$594,746	$605,874
Aggregate carrying value (1)	610,913	616,215

(1)	Total debt excluding the impact of unamortized debt issuance costs.

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

We account for our derivative instruments as either assets or liabilities and adjust them to fair value each period. For derivative instruments that hedge the exposure to variability in expected future cash flows and are designated as cash flow hedges, the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income (“AOCI”) or loss in shareholders’ equity or deficit until the hedged item is recognized in earnings, at which point accumulated gains or losses are recognized in earnings and classified with the underlying hedged transaction. Derivatives that do not qualify or have not been designated as hedges are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

The following tables display the fair value of derivatives by balance sheet line item at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$7,105	$6,673	$2,682	$12,007
Foreign exchange forward contracts not designated as hedging instruments	1,136	—	502	—
Aluminum forward contracts designated as hedging instruments	7,406	—	—	—
Natural gas forward contracts designated as hedging instruments	3,234	600	32	282
Interest rate swap contracts designated as hedging instruments	—	—	1,497	—
Total derivative financial instruments	$18,881	$7,273	$4,713	$12,289

	December 31, 2021
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$3,161	$2,194	$1,845	$13,565
Foreign exchange forward contracts not designated as hedging instruments	579	—	3	—
Aluminum forward contracts designated as hedging instruments	2,677	39	—	—
Natural gas forward contracts designated as hedging instruments	1,294	418	135	276
Interest rate swap contracts designated as hedging instruments	—	—	3,887	—
Total derivative financial instruments	$7,711	$2,651	$5,870	$13,841

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	March 31, 2022		December 31, 2021
	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$465,599	$(911)	$458,769	$(10,055)
Foreign exchange forward contracts not designated as hedging instruments	35,572	634	24,419	576
Aluminum forward contracts designated as hedging instruments	26,706	7,406	37,609	2,716
Natural gas forward contracts designated as hedging instruments	12,087	3,520	8,915	1,301
Interest rate swap contracts designated as hedging instruments	200,000	(1,497)	200,000	(3,887)
Total derivative financial instruments	$739,964	$9,152	$729,712	$(9,349)

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

The following tables summarize the gain or loss recognized in AOCI, the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the three months ended March 31, 2022 and 2021:

Three Months Ended March 31, 2022	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$16,821	$4,777	$870
Total	$16,821	$4,777	$870

Three Months Ended March 31, 2021	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$(8,462)	$(439)	$(2,904)
Total	$(8,462)	$(439)	$(2,904)

NOTE 5 - BUSINESS SEGMENTS

The North American and European businesses represent separate operating segments in view of significantly different markets, customers, and products in each of these regions. Within each of these regions, markets, customers, products, and production processes are similar. Moreover, our business within each region generally leverages common systems, processes, and infrastructure. Accordingly, North America and Europe comprise the Company’s reportable segments.

(Dollars in thousands)	Net Sales		Income from Operations
Three months ended	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
North America	$227,198	$191,971	$19,567	$17,841
Europe	173,328	166,225	4,070	7,878
	$400,526	$358,196	$23,637	$25,719

(Dollars in thousands)	Depreciation and Amortization		Capital Expenditures
Three months ended	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
North America	$8,959	$9,221	$12,512	$4,660
Europe	15,123	16,140	5,442	5,819
	$24,082	$25,361	$17,954	$10,479

(Dollars in thousands)	Property, Plant and Equipment, net		Intangible Assets
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
North America	$218,401	$214,331	$—	$—
Europe	273,446	280,070	69,533	76,870
	$491,847	$494,401	$69,533	$76,870

(Dollars in thousands)	Total Assets
	March 31, 2022	December 31, 2021
North America	$538,644	$499,988
Europe	616,274	554,159
	$1,154,918	$1,054,147

Geographic information

Net sales and long-lived assets by location are as follows:

(Dollars in thousands)	Net Sales
Three months ended	March 31, 2022	March 31, 2021
U.S.	$1,658	$1,270
Mexico	225,540	190,701
Germany	54,088	60,887
Poland	119,240	105,338
Consolidated net sales	$400,526	$358,196

(Dollars in thousands)	Property, Plant and Equipment, net
	March 31, 2022	December 31, 2021
U.S.	$1,899	$2,152
Mexico	216,502	212,179
Germany	77,542	76,849
Poland	195,904	203,221
Property, plant and equipment, net	$491,847	$494,401

NOTE 6 - INVENTORIES

	March 31, 2022	December 31, 2021
(Dollars in thousands)
Raw materials	$54,107	$47,392
Work in process	72,192	54,891
Finished goods	82,006	69,816
Inventories, net	$208,305	$172,099

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $9.7 million at March 31, 2022 and December 31, 2021.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

	March 31, 2022	December 31, 2021
(Dollars in thousands)
Land and buildings	$131,489	$129,826
Machinery and equipment	884,009	861,097
Leasehold improvements and others	9,741	9,831
Construction in progress	62,250	67,529
	1,087,489	1,068,283
Accumulated depreciation	(595,642)	(573,882)
Property, plant and equipment, net	$491,847	$494,401

Depreciation expense for the three months ended March 31, 2022 and 2021 was $17.8 million and $18.7 million, respectively.

NOTE 8 – INTANGIBLE ASSETS

The Company’s finite-lived intangible assets as of March 31, 2022 and December 31, 2021 are summarized in the following table.

As of March 31, 2022	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$(8,954)	$252	$298	1-2
Technology	15,000	(14,924)	420	496	2
Customer relationships	167,000	(100,610)	2,349	68,739	2-7
Total finite-lived intangibles	$191,000	$(124,488)	$3,021	$69,533

Year Ended December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$(8,503)	$258	$755	1-2
Technology	15,000	(14,172)	430	$1,258	2
Customer relationships	167,000	(95,540)	3,397	$74,857	2-7
Total finite-lived intangibles	$191,000	$(118,215)	$4,085	$76,870

Amortization expense for these intangible assets was $6.2 million and $6.7 million for the three months ended March 31, 2022 and 2021, respectively. The anticipated annual amortization expense for these intangible assets is $22.1 million for 2022, $20.1 million for 2023 and 2024, $9.9 million for 2025 and $2.6 million for 2026.

NOTE 9 – DEBT

A summary of long-term debt and the related weighted average interest rates is shown below:

	March 31, 2022 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$349,200	$(3,891)	$345,309	4.2%
6.00% Senior Notes	242,206	(3,195)	239,011	6.0%
European CapEx loans	17,066	—	17,066	2.3%
Finance leases	2,441	—	2,441	2.8%
	$610,913	$(7,086)	603,827
Less: Current portion			(5,971)
Long-term debt			$597,856

	December 31, 2021 (Dollars in Thousands)
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
Term Loan Facility	$349,200	$(4,338)	$344,862	4.1%
6.00% Senior Notes	245,809	(3,441)	242,368	6.0%
European CapEx loans	18,595	—	18,595	2.3%
Finance leases	2,611	—	2,611	2.8%
	$616,215	$(7,779)	608,436
Less: Current portion			(6,081)
Long-term debt			$602,355

(1)	Unamortized portion

Senior Notes

On June 15, 2017, the Company issued €250.0 million aggregate principal amount of 6.00 percent Senior Notes (“Notes”) due June 15, 2025. Interest on the Notes is payable semiannually, on June 15 and December 15. The Company may redeem the Notes, in whole or in part, on or after June 15, 2021 at a redemption price of 101.5 percent and on or after June 15, 2022 at a redemption price of 100 percent, in each case plus any accrued and unpaid interest to, but not including, the applicable redemption date. If we experience a change of control or sell certain assets, the Company may be required to offer to purchase the Notes from the holders. The Notes are senior unsecured obligations ranking equally in right of payment with all of its existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness. The Notes are effectively subordinated in right of payment to the existing and future secured indebtedness of the Company, including the Senior Secured Credit Facilities (as defined below), to the extent of the assets securing such indebtedness.

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

The indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal, premium, if any, and interest, when due; (ii) failure for 60 days to comply with  any  obligations, covenants or agreements in the indenture after receipt of written notice from the Bank of New York Mellon, London Branch (“the Trustee”) or holders of at least 30 percent in principal amount of the then outstanding Notes of such failure (other than defaults referred to in the foregoing clause (i)); (iii) default under any mortgage, indenture or instrument for money borrowed by the Company or certain of its subsidiaries, (iv) a failure to pay certain judgments; and (iv) certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Trustee or holders of at least 30 percent in principal amount of the then outstanding Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. These events of default are subject to several important qualifications, limitations and exceptions that are described in the indenture. As of March 31, 2022, the Company was in compliance with all covenants under the indenture governing the Notes.

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

As of March 31, 2022, the Company had repaid $50.8 million under the Term Loan Facility resulting in a balance of $349.2 million. In addition, the Company had no borrowings outstanding under the Revolving Credit Facility, outstanding letters of credit of $4.8 million and available unused commitments under this facility of $127.7 million as of March 31, 2022.

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

In addition, the Credit Agreement contains customary default provisions, representations and warranties and other covenants. The Credit Agreement also contains a provision permitting the Lenders to accelerate the repayment of all loans outstanding under the USD SSCF during an event of default. As of March 31, 2022, the Company was in compliance with all covenants under the Credit Agreement.

European Debt

In connection with the acquisition of UNIWHEELS AG, the Company assumed $70.7 million of outstanding debt. At March 31, 2022, $6.0 million of the assumed debt remained outstanding. This debt matures March 31, 2024 and is collateralized by financed equipment, guaranteed by Superior and bears interest at 2.2 percent. Covenants under the loan agreement include a default provision for non-payment, as well as a material adverse change default provision pursuant to which the lender could accelerate the loan maturity. As of March 31, 2022, the Company was in compliance with all covenants under the loan agreement.

During the second quarter of 2021, the Company amended its European Revolving Credit Facility (“EUR SSCF”), extending the term to May 22, 2023 and increasing the applicable margin and commitment fees, while maintaining the €60.0 million commitment. All other terms of the EUR SSCF remained unchanged. At March 31, 2022, the Company had no borrowings outstanding, outstanding letters of credit of $0.4 million (€0.4million) and available unused commitments under this facility of $66.5 million (€59.6 million). The EUR SSCF bears interest at Euribor (with a floor of 0.00 percent) plus a margin (ranging from 2.05 percent to 3.50 percent based on the net debt leverage ratio of Superior Industries Europe AG and its wholly owned subsidiaries, collectively “Superior Europe AG”), currently 2.05 percent. The annual commitment fee for unused commitments (ranging from 0.625 percent to 1.225 percent based on the net debt leverage ratio of Superior Europe AG) is currently 0.625 percent per annum. In addition, a management fee is assessed equal to 0.07 percent of borrowings outstanding at each month end. The commitment fee is included in interest expense. Superior Europe AG has pledged substantially all of its assets, including land and buildings, receivables, inventory, and other moveable assets (other than collateral associated with equipment loans) as collateral under the EUR SSCF.

The EUR SSCF is subject to a number of restrictive covenants that, among other things, restrict, subject to certain exceptions, the ability of  Superior Europe AG to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends or distributions, or repurchase our capital stock, prepay, redeem, or repurchase any subordinated indebtedness, and enter into agreements which limit our ability to incur liens on our assets. In addition, the EUR SSCF includes an annual pay down provision requiring outstanding balances to be repaid but not reborrowed for a period of three business days and a material adverse change default provision pursuant to which the lender could accelerate the loan maturity. At March 31, 2022, Superior Europe AG was in compliance with all covenants under the EUR SSCF.

The balance of certain post-acquisition equipment loans was $11.1 million as of March 31, 2022. The loans bear interest at 2.3 percent, mature September 30, 2027 and require quarterly principal and interest payments. The loans are secured with liens on the financed equipment and are subject to covenants that, among other things, include a material adverse change default provision pursuant to which the lender could accelerate the loan maturity, as well as a provision that restricts the ability of Superior Europe AG to reduce its ownership interest in Superior Industries Production Germany GmbH, its wholly-owned subsidiary and the borrower under the loan. The Company drew down €10.6 million on these equipment loans in the first quarter of 2020 and drew the remaining €1.4 million in the first quarter of 2021. Quarterly installment payments of $0.5 million (€0.4 million) under the loan agreements began in June of 2021. At March 31, 2022, the Company was in compliance with all covenants under the loans.

Debt maturities as of March 31, 2022, which are due in the next five years and thereafter, are as follows:

(Dollars in thousands)
Debt Maturities	Amount
Nine remaining months of 2022	$4,715
2023	5,720
2024	352,277
2025	244,407
2026	2,095
Thereafter	1,699
Total debt liabilities	$610,913

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

The difference between the redemption value of the redeemable preferred stock and the carrying value (the “premium”) is being accreted over the period from the date of issuance through September 14, 2025 using the effective interest method. The accretion is treated as a deemed dividend, recorded as a charge to retained earnings and deducted in computing earnings per share (analogous to the treatment for stated and participating dividends paid on the redeemable preferred stock). The cumulative premium accretion as of March 31, 2022 and December 31, 2021 was $69.9 million and $64.4  million, respectively, resulting in adjusted redeemable preferred stock balances of $205.4 million and $199.9  million, respectively.

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss), after deducting preferred dividends and accretion and European non-controlling redeemable equity dividends, by the weighted average number of common shares outstanding. For purposes of calculating diluted earnings per share, the weighted average shares outstanding includes the dilutive effect of outstanding stock options and time and performance based restricted stock units under the treasury stock method. The redeemable preferred shares discussed in Note 10, “Redeemable Preferred Stock” have not been included in the diluted earnings per share because the inclusion of such shares on an as converted basis would be anti-dilutive for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31, 2022	March 31, 2021
(Dollars in thousands, except per share amounts)
Basic Earnings Per Share:
Net income	$10,070	$13,122
Less: Redeemable preferred stock dividends and accretion	(8,910)	(8,290)
Less: European non-controlling redeemable equity dividend	(11)	(13)
Basic numerator	$1,149	$4,819
Basic earnings per share	$0.04	$0.19
Weighted average shares outstanding – Basic	26,397	25,707
Diluted Earnings Per Share:
Net income	$10,070	$13,122
Less: Redeemable preferred stock dividends and accretion	(8,910)	(8,290)
Less: European non-controlling redeemable equity dividend	(11)	(13)
Diluted numerator	$1,149	$4,819
Diluted earnings per share	$0.04	$0.18
Weighted average shares outstanding – Basic	26,397	25,707
Dilutive effect of common share equivalents	1,017	980
Weighted average shares outstanding – Diluted	27,414	26,687

NOTE 12 - INCOME TAXES

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

The income tax provision for the three months ended March 31, 2022 was $3.5 million on a pre-tax income of $13.6 million, resulting in an effective income tax rate of 25.9 percent. The effective income tax rate for the three months ended March 31, 2022 differs from the statutory rate primarily due to U.S. and Germany valuation allowances, the reversal of an uncertain tax position and the mix of earnings among tax jurisdictions.

The income tax provision for the three months ended March 31, 2021 was $0.8 million on pre-tax earnings of $13.9 million, resulting in an effective income tax rate of 5.8 percent. The effective income tax rate for the three months ended March 31, 2021 differed from the statutory rate primarily due to U.S. valuation allowances, the reversal of an uncertain tax position and the mix of earnings among tax jurisdictions.

NOTE 13 - LEASES

The Company determines whether an arrangement is or contains a lease at the inception of the arrangement. Operating leases are included in other non-current assets, accrued expenses and other non-current liabilities in our condensed consolidated balance sheets. Finance leases are included in property, plant and equipment, net, short-term debt, and long-term debt (less current portion) in our condensed consolidated balance sheets.

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

The Company has operating and finance leases for office facilities, a data center and certain equipment. The remaining terms of our leases range from over one year to seven years. Certain leases include options to extend the lease term for up to ten years, as well as options to terminate which have been excluded from the term of the lease since exercise of these options is not reasonably certain.

Lease expense and cash flow for the three months ended March 31, 2022 and 2021 and operating and finance lease assets and liabilities, average lease term and average discount rate as of March 31, 2022 and December 31, 2021 are as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
(Dollars in thousands)
Lease Expense
Finance lease expense:
Amortization of right-of-use assets	$314	$321
Interest on lease liabilities	15	22
Operating lease expense	686	857
Total lease expense	$1,015	$1,200

Cash Flow Components
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$15	$22
Operating cash outflows from operating leases	758	932
Financing cash outflows from finance leases	304	288
Right-of-use assets obtained in exchange for finance lease liabilities, net of terminations and disposals	124	756
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations and disposals	171	152

	March 31, 2022	December 31, 2021
(Dollars in thousands, except lease term and discount rate)
Balance Sheet Information
Operating leases:
Other non-current assets	$10,230	$10,772
Accrued liabilities	$(2,308)	$(2,371)
Other non-current liabilities	(8,318)	(8,860)
Total operating lease liabilities	$(10,626)	$(11,231)

Finance leases:
Property, plant and equipment gross	$6,743	$6,603
Accumulated depreciation	(4,958)	(4,644)
Property, plant and equipment, net	$1,785	$1,959
Current portion of long-term debt	$(947)	$(982)
Long-term debt (less current portion)	(1,494)	(1,629)
Total finance lease liabilities	$(2,441)	$(2,611)

Lease Term and Discount Rates
Weighted-average remaining lease term - finance leases (years)	3.4	3.4
Weighted-average remaining lease term - operating leases (years)	5.0	5.0
Weighted-average discount rate - finance leases	2.8%	2.8%
Weighted-average discount rate - operating leases	3.6%	3.6%

Future minimum payments under our leases as of March 31, 2022 are as follows:

	Amount
(Dollars in thousands)
Lease Maturities	Finance Leases	Operating Leases
Nine remaining months of 2022	$947	$2,066
2023	696	2,484
2024	285	2,227
2025	152	2,080
2026	127	1,951
Thereafter	340	731
Total	2,547	11,539
Less: Imputed interest	(106)	(913)
Total lease liabilities, net of interest	$2,441	$10,626

NOTE 14 – RETIREMENT PLANS

We have an unfunded salary continuation plan covering certain directors, officers and other key members of management. Subject to certain vesting requirements, the plan provides for a benefit based on final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. The plan was closed to new participants effective February 3, 2011.

For the three months ended March 31, 2022, payments to retirees or their beneficiaries totaled $0.3 million. We presently anticipate benefit payments in 2022 to total $1.4 million. The following table summarizes the components of net periodic pension cost for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31, 2022	March 31, 2021
(Dollars in thousands)
Interest cost	$218	$206
Net amortization	83	97
Net periodic pension cost	$301	$303

NOTE 15 - STOCK-BASED COMPENSATION

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “Plan”) was approved by stockholders in May 2018, authorizing us to issue up to 4.35 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock units and performance restricted stock units to our officers, key employees, non-employee directors and consultants. In May 2021, the stockholders approved an amendment to the Plan that, among other things, increased the authorized shares by 2 million. At March 31, 2022, there were 0.3 million shares available for future grants under this Plan. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

Under the terms of the Plan, each year eligible participants are granted time value restricted stock units (“RSUs”), vesting ratably over a three-year period, and performance restricted stock units (“PSUs”), with a three-year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the Company’s common stock, with accrued dividends.

RSU, PSU and option activity for the three months ended March 31, 2022 is summarized in the following table:

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price
Balance at December 31, 2021	966,429	$4.62	2,484,581	$6.67	9,000	$16.76
Granted	333,673	4.28	667,345	5.33	—	—
Settled	(381,743)	4.02	(719,659)	6.68	—	—
Forfeited or expired	(4,570)	3.77	(109,166)	7.24	—	—
Balance at March 31, 2022	913,789	$4.75	2,323,101	$6.26	9,000	$16.76

Awards estimated to vest in the future	897,734	$4.79	2,056,141	$6.31	9,000	$16.76

Stock-based compensation expense for the three months ended March 31, 2022 and 2021 was $2.6 million and $1.8 million, respectively.Unrecognized stock-based compensation expense related to non-vested awards of $12.2 million is expected to be recognized over a weighted average period of approximately 2.1 years as of March 31, 2022.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

When market conditions warrant, we may enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. Prices under our aluminum contracts are based on a market index and regional premiums for processing, transportation and alloy components, which are adjusted quarterly for purchases in the ensuing quarter. Certain of our purchase agreements include volume commitments; however, any excess commitments are generally negotiated with suppliers and those which have occurred in the past have been carried over to future periods.

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

NOTE 17 – RECEIVABLES FACTORING

The Company sells certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash provided by operating activities. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes. During the three months ended March 31, 2022 and 2021, the Company sold trade receivables totaling $208.7 million and $186.7 million, respectively, and incurred factoring fees of $0.6 million and $0.5 million, respectively. As of March 31, 2022 and December 31, 2021, receivables of $92.2 million and $97.6 million, respectively, had been factored and had not yet been paid by customers to the respective financial institutions. The collective limit under our factoring arrangements increased from $125.1 million as of December 31, 2021 to $140.1 million as of March 31, 2022 due to the permanent increase in the North American factoring limit that occurred in March 2022.

NOTE 18 – RESTRUCTURING

During the fourth quarter of 2021, the Company announced a reduction in its workforce at Werdohl, Germany. As a result, the Company recognized a restructuring charge of $4.5 million in cost of sales, principally comprised of termination and related benefits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have included or incorporated by reference in this Quarterly Report on Form 10-Q (including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and from time to time our management may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management’s current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, the impact of COVID-19 and the resulting supply chain disruption, as well as the Ukraine Conflict, on our future growth and earnings. Any statement that is not historical in nature is a forward-looking statement and may be identified using words and phrases such as “expects”, “anticipates”, “believes”, “will”, “will likely result”, “will continue”, “plans to”, “could”, “continue”, “estimates” and similar expressions. These statements include our belief regarding general automotive industry and market conditions and growth rates, as well as general domestic and international economic conditions.

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, which could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks, uncertainties and other factors include, but are not limited to, those described in Part I—Item 1A—“Risk Factors” and Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021 and Part I—Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II – Item 1A – “Risk Factors” and elsewhere in this Quarterly Report and those described from time to time in our other reports filed with the Securities and Exchange Commission.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Executive Overview

Overview of Superior

Superior Industries International, Inc.’s (referred to herein as the “Company”, “Superior”, or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. We employ approximately 7,800 full-time employees, operating in eight manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and we believe we are the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels accounted for approximately 94 percent of our sales in the first three months of 2022 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Ford, GM, Honda, Jaguar-Land Rover, Lucid Motors, Mazda, Mercedes-Benz Group, Nissan, PSA, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs.

Demand for our products is primarily driven by the production of light vehicles in North America and Europe and customer take rates on specific vehicle platforms that we serve and wheel SKUs that we produce. The majority of our customers’ wheel programs are awarded two to four years in advance. Our purchase orders with OEMs are typically specific to a particular vehicle model.

GM, Ford, VW Group and Toyota each individually accounted for 10 percent or more of our consolidated sales for the three months ended March 31, 2022, while only GM, Ford and VW Group individually represented 10 percent or more of our consolidated sales for the three months ended March 31, 2021. Our sales to these customers for the three months ended March 31, 2022 and 2021 were as follows:

Three months ended	March 31, 2022		March 31, 2021
(Dollars in millions)	Percent of Sales	Dollars	Percent of Sales	Dollars
GM	26%	$106.3	26%	$94.1
Ford	14%	$57.8	14%	$49.1
VW Group	13%	$54.0	15%	$54.2
Toyota	10%	$41.0	7%	$26.1

Industry Overview, Supply Chain Disruption and Ukraine Conflict

There is a broad range of factors which impact automotive industry sales and production volumes, including consumer demand and preferences, dealer inventory levels, labor relations issues, trade agreements, cost and availability of raw materials and components, fuel prices, regulatory requirements, government initiatives, availability and cost of credit, changing consumer attitudes toward vehicle ownership and other factors. Our sales are driven generally by overall automotive industry production volumes and, more specifically, by the volumes of the vehicles for which we supply wheels. In addition, larger diameter wheels and premium finishes command higher unit prices. Larger cars and light trucks, as well as premium vehicle platforms, such as luxury, sport utility and crossover vehicles, typically employ larger diameter wheels and premium finishes.

The automotive industry has been, and likely will continue to be, impacted by supply chain disruption which emerged as OEM vehicle production resumed and began to scale following the shutdown because of the COVID-19 pandemic. The supply chain disruption includes shortages of semiconductor chips, electric vehicle batteries, shipping containers, steel, resin and foam. In the first quarter of 2022, the semiconductor chip shortage continued to constrain OEM vehicle production. In addition, the Ukraine Conflict has resulted in OEM announcements of temporary shutdowns at certain production facilities, which began to affect our production volume in March 2022. Our critical commodity costs, which increased significantly throughout 2021, continued to rise in the first quarter of 2022, particularly the cost of aluminum and energy. Rising commodity costs have been, and likely will continue to be, further exacerbated by the Ukraine Conflict. While the prices under our OEM contracts are adjusted for changes in the cost of aluminum, our aftermarket contracts do not provide such pass through of aluminum cost. Additionally, certain of our OEM contracts are also adjusted for changes in the cost of other metals. Rising raw material costs and OEM production volatility have caused our inventory levels to increase, negatively impacting our cash flows.

Automotive industry production volumes in the North American and Western and Central European regions in the first three months of 2022, as compared to the corresponding periods of 2021 and 2020, are shown below:

Automotive Industry Production (North America and Western and Central Europe)
Three months ended	March 31,			2022 vs 2021	2022 vs 2020
	2022	2021	2020	% Change	% Change
(Units in thousands)
North America	3,551	3,615	3,780	(1.8%)	(6.1%)
Western and Central Europe	3,229	3,950	3,940	(18.3%)	(18.0%)
Total	6,780	7,565	7,720	(10.4%)	(12.2%)

Automotive industry production volumes declined in the first quarter of 2022 as compared to 2021 and 2020 primarily due to continuing semiconductor chip supply shortages and, to a lesser extent, the Ukraine Conflict. The Ukraine Conflict may have a more significant impact on future automotive production volumes and, therefore, Superior production volumes.

In February 2022 prior to the Ukraine Conflict, the forecast by IHS, an independent automotive industry analyst firm, projected that full year 2022 automotive passenger and light truck vehicle production in North America and Western and Central Europe would increase 24.5 percent (17.9 percent in North America and 31.4 percent in Western and Central Europe) over 2021 but would lag 2019 pre-pandemic production volumes by 9.7 percent. The April 2022 IHS forecast now projects that the 2022 production will be 11.7 percent higher than 2021 (13.0 percent in North America and 10.3 percent in Western and Central Europe) and 15.2 percent lower than 2019. While semiconductor manufacturers have announced plans to expand capacity over the next several years, it is unclear when automotive industry semiconductor chip shortages will begin to subside.

Sustainability

Superior conducted an assessment in 2021 to identify the sustainability interests of our stakeholders and inform our sustainability strategy. Superior is committed to reducing natural gas, electricity, and water consumption, solid waste and air emissions at our facilities globally. All Superior manufacturing plants have implemented Environmental Management Systems that are ISO14001 certified and are subject to annual audits by an independent third party. In 2021, we assessed the carbon footprint for each of our operations globally in connection with our Communication on Progress report to the UN Global Compact published in June 2021. These assessments are helping us identify potential opportunities to:

•	reduce fuel consumption and greenhouse gas emissions and
•	offer low or zero carbon wheels to our customers.

Superior has established a goal to be carbon neutral by 2039 and we anticipate that by 2025 we will have reduced our emissions 40% from the level generated in 2020. Furthermore, our research and development team is developing light weighting solutions, such as our patented Alulite™ technology, and aerodynamic solutions that will assist in reducing our customers’ carbon footprint. We continue to collaborate with our customers and suppliers regarding sustainability practices throughout their supply chains.

Overview of the First Quarter of 2022

The following charts show the operational performance in the quarter ended March 31, 2022 in comparison to the quarter ended March 31, 2021 ($ in millions):

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

Results of Operations

	Three Months Ended
	March 31, 2022	March 31, 2021	Net Change
(Dollars in thousands, except per share amounts)
Net sales
North America	$227,198	$191,971	$35,227
Europe	173,328	166,225	7,103
Net sales	400,526	358,196	42,330
Cost of sales	359,939	315,156	(44,783)
Gross profit	40,587	43,040	(2,453)
Percentage of net sales	10.1%	12.0%	(1.9)%
Selling, general and administrative expenses	16,950	17,321	371
Income from operations	23,637	25,719	(2,082)
Percentage of net sales	5.9%	7.2%	(1.3)%
Interest expense, net	(9,962)	(10,273)	311
Other expense, net	(87)	(1,514)	1,427
Income tax provision	(3,518)	(810)	(2,708)
Net income	$10,070	$13,122	$(3,052)
Percentage of net sales	2.5%	3.7%	(1.2)%
Diluted earnings per share	$0.04	$0.18	$(0.14)
Value added sales (1)	$189,395	$207,259	$(17,864)
Adjusted EBITDA (2)	$49,210	$54,923	$(5,713)
Percentage of net sales	12.3%	15.3%	(3.0)%
Percentage of value added sales	26.0%	26.5%	(0.5)%
Unit shipments in thousands	4,084	4,515	(431)

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

Shipments

Wheel unit shipments were 4.1 million for the first quarter of 2022 compared to unit shipments of 4.5 million for the same period in 2021, a decrease of 9.5 percent. The decrease was attributable to a 6.6 percent decrease in North America and a 13.1 percent decrease in European volume and was primarily due to the semiconductor shortage.

Net Sales

Net sales for the first quarter of 2022 were $400.5 million, compared to net sales of $358.2 million for the same period in 2021. The increase in revenue was due to $60.5 million of higher aluminum and other cost pass throughs to our OEM customers, offset by lower shipment volumes and $11.4 million of lower Euro exchange rates.

Cost of Sales

Cost of sales was $359.9 million for the first quarter of 2022 compared to cost of sales of $315.2 million for the same period in 2021. The increase in cost of sales was due to $60.0 million of higher raw material costs, offset by $10.7 million due to lower Euro exchange rates and $4.0 million primarily due to lower net shipment volumes.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses of $17.0 million for the first quarter of 2022 were relatively flat as compared to SG&A expense of $17.3 million for the same period in 2021.

Net Interest Expense

Net interest expense for the first quarter of 2022 was $10.0 million and was relatively flat as compared to net interest expense of $10.3 million for the same period in 2021.

Other Income (Expense)

Other expense, net, was $0.1 million for the first quarter of 2022 compared to $1.5 million for the same period in 2021. The majority of the decrease, $1.3 million, is attributable to the prior year expense which included an increase in the preferred stock embedded derivative liability due to the increase in the Company’s stock price in the first quarter of 2021.

Income Tax (Provision) Benefit

The income tax provision for the first quarter of 2022 was $3.5 million on a pre-tax income of $13.6 million, representing an effective income tax rate of 25.9 percent. This differs from the statutory rate primarily due to U.S. and Germany valuation allowances, the reversal of an uncertain tax position and the mix of earnings among tax jurisdictions. The income tax provision for the first quarter of 2021 was $0.8 million on a pre-tax income of $13.9 million, representing an effective income tax rate of 5.8 percent. This differs from the statutory rate due to U.S. valuation allowances, reversal of an uncertain tax position and the mix of earnings among tax jurisdictions.

Net Income

Net income for the first quarter of 2022 was $10.1 million, or $0.04 per diluted share, compared to net income of $13.1 million, or $0.18 per diluted share, for the same period in 2021.

Segment Sales and Income from Operations

	Three Months Ended
	March 31, 2022	March 31, 2021	Change
(Dollars in thousands)
Selected data
Net sales
North America	$227,198	$191,971	$35,227
Europe	173,328	166,225	7,103
Total net sales	$400,526	$358,196	$42,330
Income from operations
North America	$19,567	$17,841	$1,726
Europe	4,070	7,878	(3,808)
Total income from operations	$23,637	$25,719	$(2,082)

North America

Net sales for our North American segment for the first quarter of 2022 increased 18.4 percent despite a 6.6 percent decline in unit volume, compared to the same period in 2021. The $35.2 million increase in net sales was primarily due to $39.2 million in higher aluminum and other cost pass throughs to our OEM customers. Despite lower shipment volumes resulting from the semiconductor shortage, North American segment income from operations for the first quarter of 2022 was relatively flat with the first quarter of 2021, primarily due to favorable pricing and Peso foreign exchange.

Europe

Net sales for our European segment for the first quarter of 2022 increased 4.3 percent despite a 13.1 percent decline in unit volume, compared to the same period in 2021. The increase in net sales of $7.1 million was primarily due to $21.3 million in higher aluminum and other cost pass throughs to our OEM customers, partially offset by unfavorable foreign exchange of $11.4 million and lower shipment volumes. The decline in shipment volumes was due to the continuing semiconductor chip shortage, as well as OEM plant shutdowns due to the Ukraine Conflict which began to impact our sales in March 2022. European segment income from operations for the first quarter of 2022 was $3.8 million lower than the prior year primarily due to higher labor costs and unfavorable manufacturing cost performance. The Ukraine Conflict may have a more significant impact on future automotive production volumes and, therefore, Superior shipment volumes.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2022, our cash and cash equivalents totaled $133.7 million compared to $153.8 million and $113.5 million at March 31, 2021 and December 31, 2021, respectively. Our sources of liquidity primarily include cash and cash equivalents, cash provided by operating activities, borrowings under available debt facilities, factoring arrangements for trade receivables and, from time to time, other external sources of funds. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $198.6 million and 1.6:1.0, respectively, at March 31, 2022, versus $172.4 million and 1.7:1.0 at December 31, 2021. While the Company continues to effectively manage all elements of working capital, inventories have increased in 2022 largely due to higher material costs.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, debt facilities, cash and cash equivalents, and we believe these sources will continue to meet our future requirements. Capital expenditures are expenditures to improve production quality and efficiency, to extend the useful lives of existing property and expenditures for new product offerings, as well as expanded capacity for existing products. During 2022 we expect that our capital expenditures will be approximately $80.0 million.

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

Balances outstanding under the Term Loan Facility, Notes and equipment loans as of March 31, 2022 were $349.2 million, $242.2 million and $17.1 million, respectively. The redeemable preferred stock amounted to $205.4 million as of March 31, 2022. The Term Loan Facility matures May 23, 2024 and the Notes mature June 15, 2025. In addition, the redeemable preferred stock may be unconditionally redeemed on or after September 14, 2025 at the redemption amount, currently $300 million, provided the Company has sufficient available funds. Under Delaware law, any redemption payment would be limited to the “surplus” that our Board determines is available to fund a full or partial redemption without rendering us insolvent. The shares of preferred stock that have not been redeemed would continue to receive an annual dividend of 9 percent on the original stated value per share, plus any accrued and unpaid dividends, which would be paid quarterly. The Board would have to evaluate on an ongoing basis the ability of the Company to make any further redemption payments until the full redemption amount has been paid. The Company intends to refinance a portion or all of its debt obligations, including the Term Loan Facility and Notes, prior to maturity. As a part of any refinancing, the Company will review its overall capital structure and may evaluate other sources of capital which could include issuance of common stock or restructuring of the preferred stock.

On May 3, 2021, the Company extended the term of the Revolving Credit Facility under its USD SSCF. The commitment under the facility was reduced from $160.0 million to $132.5 million, with $25.0 million of the commitment maturing May 23, 2022 and the remaining $107.5 million maturing October 31, 2023. During the second quarter of 2021, the Company amended the EUR SSCF, extending the term to May 22, 2023 and increasing the applicable margins and commitment fees, while maintaining the €60.0 million commitment. Our liquidity totaled $327.9 million at March 31, 2022, including cash on hand of $133.7 million and available unused commitments under credit facilities of $194.2 million.

As part of our ongoing efforts to improve our cash flow and related liquidity, we negotiate with suppliers to optimize our terms and conditions, including extended payment terms. Beginning in 2021, the Company receives extended payment terms for a portion of our purchases with one of our principal aluminum suppliers in exchange for a nominal adjustment to the product pricing. The payment terms provided to us are consistent with aluminum industry norms, as well as those offered to the supplier’s other customers. The supplier intends to finance these extended terms by factoring receivables due from us with a financial institution. We are not a party to the supplier’s factoring agreement with the financial institution. We remit payments directly to our supplier, except with respect to product purchased under extended terms which have been factored by the supplier. These payments are remitted directly to the financial institution in accordance with the payment terms originally negotiated with our supplier. As of March 31, 2022, the Company owed $27.8 million to the financial institution which is included in accounts payable in the Company’s condensed consolidated balance sheets. The Company made $29.0 million in payments to the financial institution pursuant to the supplier’s factoring arrangement for the three months ended March 31, 2022. These payments are included in cash flows from operations within the condensed consolidated statements of cash flows.

As of March 31, 2022, we had no significant off-balance sheet arrangements other than factoring of $92.2 million of our trade receivables.

The following table summarizes the cash flows from operating, investing, and financing activities as reflected in the condensed consolidated statements of cash flows.

	Three Months Ended
	March 31, 2022	March 31, 2021
(Dollars in thousands)
Net cash provided by operating activities	$45,001	$18,153
Net cash used in investing activities	(17,804)	(10,479)
Net cash used in financing activities	(6,705)	(4,179)
Effect of exchange rate changes on cash	(284)	(2,070)
Net increase in cash and cash equivalents	$20,208	$1,425

Operating Activities

Net cash provided by operating activities was $45.0 million for the first three months of 2022 compared to net cash provided by operating activities of $18.2 million for the same period in 2021. The increase in cash flow provided by operating activities was primarily due to lower use of cash for working capital in the first quarter of 2022 than in the prior year period, partially offset by decreased profitability.

Investing Activities

Net cash used in investing activities was $17.8 million for the first three months of 2022 compared to $10.5 million for the same period in 2021. The increase in cash used in investing activities is driven by investments in capital projects to support increased production and paint line and finishing capabilities in both regions.

Financing Activities

Net cash used in financing activities was $6.7 million for the first three months of 2022 compared to net cash used in financing activities of $4.2 million for the same period in 2021. This change was primarily due to 2021 proceeds from the new European equipment loans.

Non-GAAP Financial Measures

In this quarterly report, we discuss two financial measures that are not calculated according to U.S. GAAP, value added sales and adjusted EBITDA.

In the discussion of operating results, we provide information regarding value added sales. Value added sales represents net sales less the value of aluminum and other costs, as well as services provided by outsourced service providers (“OSPs”), that are included in net sales. Contractual arrangements with our customers allow us to pass on changes in aluminum and certain other costs. Value added sales is worthy of being highlighted for the benefit of users of our financial statements as it allows users of the financial statements to consider our net sales information both with and without the aluminum, other costs, and OSP costs. Management utilizes value added sales as a key metric to determine growth of the Company because it eliminates the volatility of the cost of aluminum.

Adjusted EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, amortization, restructuring charges and other closure costs and impairments of long-lived assets and investments, changes in fair value of the redeemable preferred stock embedded derivative, acquisition and integration and certain hiring and separation related costs, proxy contest fees, gains associated with early debt extinguishment, and accounts receivable factoring fees. We use adjusted EBITDA as an important indicator of the operating performance of our business. Adjusted EBITDA is used in our internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors and evaluating short-term and long-term operating trends in our operations. We believe the adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace and to establish operational goals. Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with U.S. GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies.

The following table reconciles our net sales, the most directly comparable U.S. GAAP financial measure, to our value added sales:

	Three Months Ended
	March 31, 2022	March 31, 2021
(Dollars in thousands)
Net sales	$400,526	$358,196
Less: aluminum, other costs, and outside service provider costs	(211,131)	(150,937)
Value added sales	$189,395	$207,259

The following table reconciles our net income, the most directly comparable U.S. GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended
	March 31, 2022	March 31, 2021
(Dollars in thousands)
Net income	$10,070	$13,122
Interest expense, net	9,962	10,273
Income tax provision (benefit)	3,518	810
Depreciation	17,834	18,650
Amortization	6,248	6,711
Integration, restructuring, factoring fees and other (1)(2)	1,578	4,042
Change in fair value or redeemable preferred stock embedded derivative liability (3)	—	1,315
Adjusted EBITDA	$49,210	$54,923
Adjusted EBITDA as a percentage of net sales	12.3%	15.3%
Adjusted EBITDA as a percentage of value added sales	26.0%	26.5%

(1)	In the first quarter of 2022, we incurred $0.6 million of accounts receivable factoring fees, $0.5 million of certain hiring and separation costs and $0.5 million of other costs.
(2)

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to apply significant judgment in making estimates and assumptions that affect amounts reported therein, as well as financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These estimates and assumptions, which are based upon historical experience, industry trends, terms of various past and present agreements and contracts, and information available from other sources that are believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent through other sources. We believe the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in developing estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the management’s discussion and analysis in our 2021 Form 10-K (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 10(f)(1) of Regulation S-K under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, we believe all such matters are adequately provided for, covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position. See also under Item 1A, “Risk Factors - We are from time to time subject to litigation, which could adversely impact our financial condition or results of operations” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 1A. Risk Factors

In light of the recent events surrounding the Ukraine Conflict, we are adding the below risk factor entitled “The Ukraine Conflict may have a material adverse effect on our business, financial condition, results of operations and cash flows.” Other than as set forth below, there have been no material changes to the risk factors set forth in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2021. However, many of the risk factors set forth in our Form 10-K for the year ended December 31, 2021 may be exacerbated by the Ukraine Conflict and any resulting worsening of the economic environment.

The Ukraine Conflict may have a material adverse effect on our business, financial condition, results of operations and cash flows.

On February 24, 2022, Russia launched a military invasion of Ukraine. In response to the Russian invasion, the United States, the United Kingdom and the European Union governments, among others, have developed comprehensive and coordinated sanctions and export restrictions on Russia and certain Russian individuals. The United States and other countries could impose wider sanctions and take other actions should the conflict escalate.

The Ukraine Conflict has given rise to macroeconomic risks which could lead to significant declines in global and regional economic growth, particularly in Europe. These risks may not only reduce global demand and automotive production volumes but also cause further supply chain disruption and drive higher energy and commodity prices, including further increases in aluminum and silicon prices, as well as inflation and higher interest rates. Our OEM customers have announced temporary production shutdowns as a result of supply disruption.

The impact of the Ukraine Conflict including economic sanctions and export controls such as restrictions on energy exports, or additional war or military conflict as well as potential responses to such actions by Russia, is currently unknown. It could lead to further increases of our costs, affect our supply chain and customers, and reduce our sales, earnings and cash flows. In addition, the continuation of the Ukraine Conflict could lead to other disruptions, instability and volatility in global markets that could adversely impact our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 5. Other Information

On April 28, 2022, the Board of Directors of the Company approved the Superior Industries International, Inc. Executive Severance Plan (the “Severance Plan”), which provides certain payments and benefits to the Company’s Senior Vice Presidents and Vice Presidents (“Participants”) whose employment is terminated under certain circumstances. The Severance Plan does not apply to Participants whose employment is terminated in connection with a Change in Control (as defined in the Severance Plan) and who are entitled to severance benefits under the Company’s Executive Change in Control Severance Plan.

Specifically, the Severance Plan provides the following benefits to Participants whose employment is terminated by the Company without “Cause” or who terminates his or her employment for “Good Reason” (other than due to death, “Disability” or circumstances under which he or she would be entitled to “Change in Control” severance benefits under the terms of the Company’s Executive Change in Control Severance Plan (as such terms are defined in the Severance Plan):

•	a lump-sum cash payment of 12 months base salary for Senior Vice Presidents and 6 months Base Salary for Vice Presidents;
•

a cash stipend in an amount equal to the monthly employer portion of the Participant’s medical coverage in effect on the Participant’s termination date times 12 months for a Senior Vice President and six months for a Vice President;

•	a prorated annual bonus for the fiscal year in which the Participant’s employment termination occurs;
•

the prorated vesting acceleration of the Participant’s time-based restricted stock units and/or long-term incentive cash awards that have been outstanding at least six months at the time the Participant’s employment termination occurs; and

•

the continuation of the Participant’s performance-based restricted stock units and/or long-term incentive cash awards that have been outstanding at least six months, prorated at the time the Participant’s employment termination occurs and to be paid only if the performance targets are actually attained, with payment to occur at the end of the respective performance period.

The Severance Plan also provides the following benefits to Participants who (a) separate from service without Cause and not in connection with a Change of Control, (b) have attained age 60; (c) have been in continuous service with the Company and its affiliates for at least five years; and (d) provide at least three months’ advance notice of his or her intent to retire:

•	a prorated annual bonus for the fiscal year in which the Participant’s employment termination occurs;
•

the prorated vesting acceleration of the Participant’s time-based restricted stock units and/or long-term incentive cash awards that have been outstanding at least six months at the time the Participant’s employment termination occurs; and

•

the continuation of the Participant’s performance-based restricted stock units and/or long-term incentive cash awards that have been outstanding at least six months, prorated at the time the Participant’s employment termination occurs and to be paid only if the performance targets are actually attained, with payment to occur at the end of the respective performance period.

Participants are required to execute a Separation Agreement and General Release in order to receive payments under the Severance Plan.

The foregoing description is qualified in its entirety by reference to the full text of the Severance Plan, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference.

Item 6. Exhibits

10.1	Superior Industries International, Inc. Executive Severance Plan dated April 28, 2022. **

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.**

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date: May 4, 2022	/s/ Majdi B. Abulaban
Majdi B. Abulaban President and Chief Executive Officer

Date: May 4, 2022	/s/ C. Timothy Trenary
C. Timothy Trenary Executive Vice President and Chief Financial Officer