Form 10-Q
period 2022-06-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2022-08-04
CIK 95552

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Number of shares of common stock outstanding as of July 29, 2022: 27,016,125

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
NET SALES	$431,532	$347,464	$832,058	$705,660
Cost of sales	388,905	314,844	748,844	630,000
GROSS PROFIT	42,627	32,620	83,214	75,660
Selling, general and administrative expenses	16,721	17,100	33,671	34,421
INCOME FROM OPERATIONS	25,906	15,520	49,543	41,239
Interest expense, net	(10,338)	(10,486)	(20,300)	(20,759)
Other income (expense), net	681	(2,420)	594	(3,934)
INCOME BEFORE INCOME TAXES	16,249	2,614	29,837	16,546
Income tax provision	(5,405)	(919)	(8,923)	(1,729)
NET INCOME	$10,844	$1,695	$20,914	$14,817
EARNINGS (LOSS) PER SHARE – BASIC	$0.07	$(0.26)	$0.11	$(0.07)
EARNINGS (LOSS) PER SHARE – DILUTED	$0.07	$(0.26)	$0.11	$(0.07)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$10,844	$1,695	$20,914	$14,817
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(11,654)	8,410	(9,611)	(7,268)
Change in unrecognized (losses) gains on derivative instruments:
Change in fair value of derivatives	(15,906)	17,165	1,346	8,025
Tax benefit (provision)	323	(1,718)	(108)	(1,040)
Change in unrecognized (losses) gains on derivative instruments, net of tax	(15,583)	15,447	1,238	6,985
Defined benefit pension plan:
Amortization of actuarial losses on pension obligation	83	97	166	194
Tax benefit	—	21	—	—
Pension changes, net of tax	83	118	166	194
Other comprehensive (loss) income, net of tax	(27,154)	23,975	(8,207)	(89)
Comprehensive (loss) income	$(16,310)	$25,670	$12,707	$14,728

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$122,258	$113,473
Accounts receivable, net	115,832	83,447
Inventories, net	202,801	172,099
Income taxes receivable	4,748	4,957
Other current assets	28,613	30,279
Total current assets	474,252	404,255
Property, plant and equipment, net	471,826	494,401
Deferred income tax assets, net	24,138	27,715
Intangibles, net	59,625	76,870
Other non-current assets	53,230	50,906
Total assets	$1,083,071	$1,054,147
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$197,245	$153,197
Short-term debt	5,556	6,081
Accrued expenses	69,960	71,525
Income taxes payable	1,714	1,076
Total current liabilities	274,475	231,879
Long-term debt (less current portion)	580,962	602,355
Non-current income tax liabilities	8,017	8,289
Deferred income tax liabilities, net	5,250	3,913
Other non-current liabilities	75,057	77,089
Commitments and contingent liabilities (Note 16)	—	—
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized - 1,000,000 shares
Issued and outstanding – 150,000 shares outstanding at June 30, 2022 and December 31, 2021	211,016	199,897
European non-controlling redeemable equity	1,077	1,146
Shareholders’ deficit:
Common stock, $0.01 par value
Authorized - 100,000,000 shares
Issued and outstanding – 27,016,125 and 26,163,077 shares at June 30, 2022 and December 31, 2021	106,078	103,214
Accumulated other comprehensive loss	(134,181)	(125,974)
Retained earnings	(44,680)	(47,661)
Total shareholders’ deficit	(72,783)	(70,421)
Total liabilities, mezzanine equity and shareholders’ deficit	$1,083,071	$1,054,147

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,914	$14,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,208	50,970
Income tax, non-cash changes	4,087	(2,927)
Stock-based compensation	4,652	4,331
Amortization of debt issuance costs	2,465	2,731
Other non-cash items	(1,044)	(3,928)
Changes in operating assets and liabilities:
Accounts receivable	(35,483)	(37,231)
Inventories	(38,739)	(46,139)
Other assets and liabilities	(1,266)	15,894
Accounts payable	53,755	34,402
Income taxes	664	(987)
NET CASH PROVIDED BY OPERATING ACTIVITIES	57,213	31,933
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(34,288)	(20,551)
Proceeds from sale of fixed assets	150	—
NET CASH USED IN INVESTING ACTIVITIES	(34,138)	(20,551)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	1,658
Repayments of debt	(2,505)	(2,129)
Cash dividends paid	(6,792)	(6,736)
Financing costs paid and other	—	(4,307)
Payments related to tax withholdings for stock-based compensation	(1,788)	(1,342)
Finance lease payments	(547)	(645)
NET CASH USED IN FINANCING ACTIVITIES	(11,632)	(13,501)
Effect of exchange rate changes on cash	(2,658)	(1,133)
Net increase (decrease) in cash and cash equivalents	8,785	(3,252)
Cash and cash equivalents at the beginning of the period	113,473	152,423
Cash and cash equivalents at the end of the period	$122,258	$149,171

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

(Unaudited)

For the six months ended June 30, 2022
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2021	26,163,077	$103,214	$(9,051)	$(6,133)	$(110,790)	$(47,661)	$(70,421)
Net income	—	—	—	—	—	20,914	20,914
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	1,238	—	—	—	1,238
Change in defined benefit plans, net of tax	—	—	—	166	—	—	166
Net foreign currency translation adjustment	—	—	—	—	(9,611)	—	(9,611)
Common stock issued, net of shares withheld for employee taxes	853,048	—	—	—	—	—	—
Stock-based compensation	—	2,864	—	—	—	—	2,864
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(17,911)	(17,911)
European non-controlling redeemable equity dividend	—	—	—	—	—	(22)	(22)
BALANCE AT JUNE 30, 2022	27,016,125	$106,078	$(7,813)	$(5,967)	$(120,401)	$(44,680)	$(72,783)

For the three months ended June 30, 2022
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT MARCH 31, 2022	26,853,292	$104,216	$7,770	$(6,050)	$(108,747)	$(46,512)	$(49,323)
Net income	—	—	—	—	—	10,844	10,844
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	(15,583)	—	—	—	(15,583)
Change in defined benefit plans, net of tax	—	—	—	83	—	—	83
Net foreign currency translation adjustment	—	—	—	—	(11,654)	—	(11,654)
Common stock issued, net of shares withheld for employee taxes	162,833	—	—	—	—	—	—
Stock-based compensation	—	1,862	—	—	—	—	1,862
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(9,001)	(9,001)
European non-controlling redeemable equity dividend	—	—	—	—	—	(11)	(11)
BALANCE AT JUNE 30, 2022	27,016,125	$106,078	$(7,813)	$(5,967)	$(120,401)	$(44,680)	$(72,783)

For the six months ended June 30, 2021
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2020	25,591,930	$95,247	$(1,738)	$(7,447)	$(90,261)	$(17,323)	$(21,522)
Net income	—	—	—	—	—	14,817	14,817
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	6,985	—	—	—	6,985
Change in defined benefit plans, net of tax	—	—	—	194	—	—	194
Net foreign currency translation adjustment	—	—	—	—	(7,268)	—	(7,268)
Common stock issued, net of shares withheld for employee taxes	515,532	—	—	—	—	—	—
Stock-based compensation	—	2,989	—	—	—	—	2,989
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(16,712)	(16,712)
European non-controlling redeemable equity dividend	—	—	—	—	—	(38)	(38)
BALANCE AT JUNE 30, 2021	26,107,462	$98,236	$5,247	$(7,253)	$(97,529)	$(19,256)	$(20,555)

For the three months ended June 30, 2021
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT MARCH 31, 2021	25,947,462	$95,752	$(10,200)	$(7,371)	$(105,939)	$(12,504)	$(40,262)
Net income	—	—	—	—	—	1,695	1,695
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	15,447	—	—	—	15,447
Change in defined benefit plans, net of tax	—	—	—	118	—	—	118
Net foreign currency translation adjustment	—	—	—	—	8,410	—	8,410
Common stock issued, net of shares withheld for employee taxes	160,000	—	—	—	—	—	—
Stock-based compensation	—	2,484	—	—	—	—	2,484
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(8,422)	(8,422)
European non-controlling redeemable equity dividend	—	—	—	—	—	(25)	(25)
BALANCE AT JUNE 30, 2021	26,107,462	$98,236	$5,247	$(7,253)	$(97,529)	$(19,256)	$(20,555)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

Superior Industries International, Inc.’s (referred herein as the “Company,” “Superior,” or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. We employ approximately 7,800 full-time employees, operating in eight manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and we believe we are the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels accounted for approximately 94 percent of our sales in the first six months of 2022 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Ford, GM, Honda, Jaguar-Land Rover, Lucid Motors, Mazda, Mercedes-Benz Group, Nissan, PSA, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs. We have determined that our North American and European operations should be treated as separate reportable segments as further described in Note 5, “Business Segments.”

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

Cash Paid for Interest and Taxes and Non-Cash Investing Activities

Cash paid for interest was $17.9 million and $18.3 million for the six months ended June 30, 2022 and June 30, 2021, respectively. Net cash paid for income taxes was $4.1 million and $5.9 million for the six months ended June 30, 2022 and June 30, 2021, respectively. As of June 30, 2022 and June 30, 2021, $5.9 million and $7.8 million, respectively, of equipment had been purchased but not yet paid and was included in accounts payable in our condensed consolidated balance sheets.

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

NOTE 2 – REVENUE

The Company disaggregates revenue from contracts with customers into our reportable segments, North America and Europe. Revenues by segment for the three and six-month periods ended June 30, 2022 and June 30, 2021, respectively, are summarized in Note 5, “Business Segments.”

The opening and closing balances of the Company’s customer receivables and current and long-term contract liabilities balances are as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021	Change
Customer receivables	$108,994	$74,887	$34,107
Contract liabilities—current	5,543	6,887	(1,344)
Contract liabilities—non-current	8,715	10,526	(1,811)

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

The following tables categorize items measured at fair value as of June 30, 2022 and December 31, 2021:

		Fair Value Measurement at Reporting Date Using
June 30, 2022		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$15,902	$—	$15,902	$—
Total	$15,902	$—	$15,902	$—
Liabilities			.
Derivative contracts	$21,587	$—	$21,587	$—
Total	$21,587	$—	$21,587	$—

		Fair Value Measurement at Reporting Date Using
December 31, 2021		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$10,362	$—	$10,362	$—
Total	$10,362	$—	$10,362	$—
Liabilities			.
Derivative contracts	$19,711	$—	$19,711	$—
Total	$19,711	$—	$19,711	$—

Debt Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these instruments (Level 2). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below:

	June 30, 2022	December 31, 2021
(Dollars in thousands)
Estimated aggregate fair value	$533,218	$605,874
Aggregate carrying value (1)	592,907	616,215

(1)	Total debt excluding the impact of unamortized debt issuance costs.

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

The following tables display the fair value of derivatives by balance sheet line item at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$6,824	$4,688	$3,672	$13,581
Foreign exchange forward contracts not designated as hedging instruments	270	—	135	—
Aluminum forward contracts designated as hedging instruments	19	—	2,383	—
Natural gas forward contracts designated as hedging instruments	2,233	1,512	158	255
Interest rate swap contracts designated as hedging instruments	356	—	56	1,347
Total derivative financial instruments	$9,702	$6,200	$6,404	$15,183

	December 31, 2021
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$3,161	$2,194	$1,845	$13,565
Foreign exchange forward contracts not designated as hedging instruments	579	—	3	—
Aluminum forward contracts designated as hedging instruments	2,677	39	—	—
Natural gas forward contracts designated as hedging instruments	1,294	418	135	276
Interest rate swap contracts designated as hedging instruments	—	—	3,887	—
Total derivative financial instruments	$7,711	$2,651	$5,870	$13,841

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	June 30, 2022		December 31, 2021
	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$479,323	$(5,741)	$458,769	$(10,055)
Foreign exchange forward contracts not designated as hedging instruments	36,098	135	24,419	576
Aluminum forward contracts designated as hedging instruments	23,477	(2,364)	37,609	2,716
Natural gas forward contracts designated as hedging instruments	13,488	3,332	8,915	1,301
Interest rate swap contracts designated as hedging instruments	450,000	(1,047)	200,000	(3,887)
Total derivative financial instruments	$1,002,386	$(5,685)	$729,712	$(9,349)

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

The following tables summarize the gain or loss recognized in AOCI, the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the three and six months ended June 30, 2022 and 2021:

Three Months Ended June 30, 2022	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$(15,583)	$4,558	$(201)

Six Months Ended June 30, 2022	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$1,238	$9,335	$669

Three Months Ended June 30, 2021	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$15,447	$758	$1,638

Six Months Ended June 30, 2021	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$6,985	$319	$(1,266)

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

	Net Sales		Income from Operations
Three Months Ended	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(Dollars in thousands)
North America	$259,677	$176,990	$24,679	$7,542
Europe	171,855	170,474	1,227	7,978
	$431,532	$347,464	$25,906	$15,520

	Depreciation and Amortization		Capital Expenditures
Three Months Ended	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(Dollars in thousands)
North America	$9,055	$9,499	$11,630	$3,447
Europe	14,071	16,110	4,704	6,625
	$23,126	$25,609	$16,334	$10,072

	Net Sales		Income from Operations
Six Months Ended	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(Dollars in thousands)
North America	$486,875	$368,961	$44,246	$25,383
Europe	345,183	336,699	5,297	15,856
	$832,058	$705,660	$49,543	$41,239

	Depreciation and Amortization		Capital Expenditures
Six Months Ended	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(Dollars in thousands)
North America	$18,014	$18,720	$24,142	$8,107
Europe	29,194	32,250	10,146	12,444
	$47,208	$50,970	$34,288	$20,551

	Property, Plant and Equipment, net		Intangible Assets
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
(Dollars in thousands)
North America	$217,686	$214,331	$—	$—
Europe	254,140	280,070	59,625	76,870
	$471,826	$494,401	$59,625	$76,870

	Total Assets
	June 30, 2022	December 31, 2021
(Dollars in thousands)
North America	$547,148	$499,988
Europe	535,923	554,159
	$1,083,071	$1,054,147

Geographic information

Net sales and long-lived assets by location are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(Dollars in thousands)
Net sales:
U.S.	$1,292	$1,549	$2,950	$2,819
Mexico	258,385	175,441	483,925	366,142
Germany	48,035	62,511	102,123	123,398
Poland	123,820	107,963	243,060	213,301
Consolidated net sales	$431,532	$347,464	$832,058	$705,660

			June 30, 2022	December 31, 2021
(Dollars in thousands)
Property, plant and equipment, net
U.S.			$1,701	$2,152
Mexico			215,985	212,179
Germany			75,173	76,849
Poland			178,967	203,221
Property, plant and equipment, net			$471,826	$494,401

NOTE 6 - INVENTORIES

	June 30, 2022	December 31, 2021
(Dollars in thousands)
Raw materials	$49,757	$47,392
Work in process	70,647	54,891
Finished goods	82,397	69,816
Inventories, net	$202,801	$172,099

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $10.8 million and $9.7 million at June 30, 2022 and December 31, 2021, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

	June 30, 2022	December 31, 2021
(Dollars in thousands)
Land and buildings	$126,583	$129,826
Machinery and equipment	865,237	861,097
Leasehold improvements and others	9,228	9,831
Construction in progress	69,978	67,529
	1,071,026	1,068,283
Accumulated depreciation	(599,200)	(573,882)
Property, plant and equipment, net	$471,826	$494,401

Depreciation expense for the three and six months ended June 30, 2022 was $17.6 million and $35.4 million, respectively. Depreciation expense for the three and six months ended June 30, 2021 was $18.9 million and $37.6 million, respectively.

NOTE 8 – INTANGIBLE ASSETS

The Company’s finite-lived intangible assets as of June 30, 2022 and December 31, 2021 are summarized in the following table.

As of June 30, 2022	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$(9,231)	$231	$—	—
Technology	15,000	(15,385)	385	—	—
Customer relationships	167,000	(105,447)	(1,928)	59,625	1-6
Total finite-lived intangibles	$191,000	$(130,063)	$(1,312)	$59,625

Year Ended December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$(8,503)	$258	$755	1-2
Technology	15,000	(14,172)	430	$1,258	2
Customer relationships	167,000	(95,540)	3,397	$74,857	2-7
Total finite-lived intangibles	$191,000	$(118,215)	$4,085	$76,870

Amortization expense for these intangible assets was $5.6 million and $6.7 million for the three months ended June 30, 2022 and 2021, respectively. Amortization expense for the six months ended June 30, 2022 and 2021 was $11.8 million and $13.4 million, respectively. The anticipated annual amortization expense for these intangible assets is $20.6 million for 2022, $18.8 million for 2023 and 2024, $9.2 million for 2025, and $2.4 million for 2026.

NOTE 9 – DEBT

A summary of long-term debt and the related weighted average interest rates is shown below:

	June 30, 2022
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
(Dollars in thousands)
Term Loan Facility	$349,200	$(3,439)	$345,761	5.7%
6.00% Senior Notes	226,644	(2,950)	223,694	6.0%
European CapEx loans	14,794	—	14,794	2.3%
Finance leases	2,269	—	2,269	2.9%
	$592,907	$(6,389)	586,518
Less: Current portion			(5,556)
Long-term debt			$580,962

	December 31, 2021
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
(Dollars in thousands)
Term Loan Facility	$349,200	$(4,338)	$344,862	4.1%
6.00% Senior Notes	245,809	(3,441)	242,368	6.0%
European CapEx loans	18,595	—	18,595	2.3%
Finance leases	2,611	—	2,611	2.8%
	$616,215	$(7,779)	608,436
Less: Current portion			(6,081)
Long-term debt			$602,355

(1)	Unamortized portion

Senior Notes

On June 15, 2017, the Company issued €250 million aggregate principal amount of 6 percent Senior Notes (“Notes”) due June 15, 2025. Interest on the Notes is payable semiannually, on June 15 and December 15. The Company may redeem the Notes, in whole or in part, at a redemption price of 100 percent, plus any accrued and unpaid interest to, but not including, the applicable redemption date. If we experience a change of control or sell certain assets, the Company may be required to offer to purchase the Notes from the holders. The Notes are senior unsecured obligations ranking equally in right of payment with all of its existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness. The Notes are effectively subordinated in right of payment to the existing and future secured indebtedness of the Company, including the USD Senior Secured Credit Facilities (as defined below), to the extent of the assets securing such indebtedness.

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

The indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal, premium, if any, and interest, when due; (ii) failure for 60 days to comply with any obligations, covenants or agreements in the indenture after receipt of written notice from the Bank of New York Mellon, London Branch (“the Trustee”) or holders of at least 30 percent in principal amount of the then outstanding Notes of such failure (other than defaults referred to in the foregoing clause (i)); (iii) default under any mortgage, indenture or instrument for money borrowed by the Company or certain of its subsidiaries, (iv) a failure to pay certain judgments; and (iv) certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Trustee or holders of at least 30 percent in principal amount of the then outstanding Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. These events of default are subject to several important qualifications, limitations and exceptions that are described in the indenture. As of June 30, 2022, the Company was in compliance with all covenants under the indenture governing the Notes.

Senior Secured Credit Facilities

On March 22, 2017, the Company entered into a senior secured credit agreement (“Credit Agreement”) with certain banks and other lenders. The Credit Agreement consisted of a $400.0 million senior secured term loan facility (“Term Loan Facility”), which matures on May 23, 2024, and a $160.0 million revolving credit facility originally maturing on May 23, 2022 (the “Revolving Credit

Facility”), together with the Term Loan Facility, the USD Senior Secured Credit Facilities (“USD SSCF”). On May 3, 2021, the Company extended the term of the Revolving Credit Facility under its USD SSCF and reduced the commitment under the facility from $160.0 million to $132.5 million, with $25.0 million of the commitment maturing May 23, 2022 and the remaining $107.5 million maturing October 31, 2023. The commitment remaining under the USD SSCF was $107.5 million as of June 30, 2022 following the $25.0 million maturity on May 23, 2022. The extension was treated as a modification of the revolving credit facility and the related debt issuance costs have been recognized as a deferred charge in other non-current assets and are being amortized ratably over the remaining term of the extended facility.

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

As of June 30, 2022, the Company had repaid $50.8 million under the Term Loan Facility resulting in a balance of $349.2 million. In addition, the Company had no borrowings outstanding under the Revolving Credit Facility, outstanding letters of credit of $4.8 million and available unused commitments under this facility of $102.7 million as of June 30, 2022.

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

In addition, the Credit Agreement contains customary default provisions, representations and warranties and other covenants. The Credit Agreement also contains a provision permitting the Lenders to accelerate the repayment of all loans outstanding under the USD SSCF during an event of default. As of June 30, 2022, the Company was in compliance with all covenants under the Credit Agreement.

European Debt

In connection with the acquisition of UNIWHEELS AG, the Company assumed $70.7 million of outstanding debt. At June 30, 2022, $4.9 million of the assumed debt remained outstanding. This debt matures March 31, 2024 and is collateralized by financed equipment, guaranteed by Superior and bears interest at 2.2 percent. Covenants under the loan agreement include a default provision for non-payment, as well as a material adverse change default provision pursuant to which the lender could accelerate the loan maturity. As of June 30, 2022, the Company was in compliance with all covenants under the loan agreement.

During the second quarter of 2021, the Company amended its European Revolving Credit Facility (“EUR SSCF”), extending the term to May 22, 2023 and increasing the applicable margin and commitment fees, while maintaining the €60.0 million commitment. All other terms of the EUR SSCF remained unchanged. At June 30, 2022, the Company had no borrowings outstanding, outstanding letters of credit of $0.4 million (€0.4 million) and available unused commitments under this facility of $62.2 million (€59.6 million). The EUR SSCF bears interest at Euribor (with a floor of 0.00 percent) plus a margin (ranging from 2.05 percent to 3.50 percent based on the net debt leverage ratio of Superior Industries Europe AG and its wholly owned subsidiaries, collectively “Superior Europe AG”), currently 2.05 percent. The annual commitment fee for unused commitments (ranging from 0.625 percent to 1.225 percent based on the net debt leverage ratio of Superior Europe AG) is currently 0.625 percent per annum. In addition, a management fee is assessed equal to 0.07 percent of borrowings outstanding at each month end. The commitment fee is included in interest expense. Superior Europe AG has pledged substantially all of its assets, including land and buildings, receivables, inventory, and other moveable assets (other than collateral associated with equipment loans) as collateral under the EUR SSCF.

The EUR SSCF is subject to a number of restrictive covenants that, among other things, restrict, subject to certain exceptions, the ability of Superior Europe AG to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends or distributions, or repurchase our capital stock, prepay, redeem, or repurchase any subordinated indebtedness, and enter into agreements which limit our ability to incur liens on our assets. In addition, the EUR SSCF includes an annual pay down provision requiring outstanding balances to be repaid but not reborrowed for a period of three business days and a material adverse change default provision pursuant to which the lender could accelerate the loan maturity. At June 30, 2022, Superior Europe AG was in compliance with all covenants under the EUR SSCF.

The balance of certain post-acquisition equipment loans was $9.9 million as of June 30, 2022. The loans bear interest at 2.3 percent, mature September 30, 2027 and require quarterly principal and interest payments. The loans are secured with liens on the financed equipment and are subject to covenants that, among other things, include a material adverse change default provision pursuant to which the lender could accelerate the loan maturity, as well as a provision that restricts the ability of Superior Europe AG to reduce its ownership interest in Superior Industries Production Germany GmbH, its wholly owned subsidiary, and the borrower under the loan. The Company drew down €10.6 million on these equipment loans in the first quarter of 2020 and drew the remaining €1.4 million in the first quarter of 2021. Quarterly installment payments of $0.5 million (€0.4 million) under the loan agreements began in June of 2021. At June 30, 2022, the Company was in compliance with all covenants under the loans.

Debt maturities as of June 30, 2022, which are due in the next five years and thereafter, are as follows:

Debt Maturities	Amount
(Dollars in thousands)
Six remaining months of 2022	$3,206
2023	5,372
2024	352,099
2025	228,722
2026	1,970
Thereafter	1,538
Total debt liabilities	$592,907

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

The difference between the redemption value of the redeemable preferred stock and the carrying value (the “premium”) is being accreted over the period from the date of issuance through September 14, 2025 using the effective interest method. The accretion is treated as a deemed dividend, recorded as a charge to retained earnings and deducted in computing earnings per share (analogous to the treatment for stated and participating dividends paid on the redeemable preferred stock). The cumulative premium accretion as of June 30, 2022 and December 31, 2021 was $75.5 million and $64.4 million, respectively, resulting in adjusted redeemable preferred stock balances of $211.0 million and $199.9 million, respectively.

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss), after deducting preferred dividends and accretion and European non-controlling redeemable equity dividends, by the weighted average number of common shares outstanding. For purposes of calculating diluted earnings per share, the weighted average shares outstanding includes the dilutive effect of outstanding stock options and time and performance based restricted stock units under the treasury stock method. The redeemable preferred shares discussed in Note 10, “Redeemable Preferred Stock” have not been included in the diluted earnings per share because the inclusion of such shares on an as converted basis would be anti-dilutive for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(Dollars in thousands, except per share amounts)
Basic Earnings Per Share:
Net income	$10,844	$1,695	$20,914	$14,817
Less: Redeemable preferred stock dividends and accretion	(9,001)	(8,422)	(17,911)	(16,712)
Less: European non-controlling redeemable equity dividend	(11)	(25)	(22)	(38)
Basic numerator	$1,832	$(6,752)	$2,981	$(1,933)
Basic earnings (loss) per share	$0.07	$(0.26)	$0.11	$(0.07)
Weighted average shares outstanding – Basic	26,918	25,974	26,659	25,841
Diluted Earnings Per Share:
Net income	$10,844	$1,695	$20,914	$14,817
Less: Redeemable preferred stock dividends and accretion	(9,001)	(8,422)	(17,911)	(16,712)
Less: European non-controlling redeemable equity dividend	(11)	(25)	(22)	(38)
Diluted numerator	$1,832	$(6,752)	$2,981	$(1,933)
Diluted earnings (loss) per share	$0.07	$(0.26)	$0.11	$(0.07)
Weighted average shares outstanding – Basic	26,918	25,974	26,659	25,841
Dilutive effect of common share equivalents	504	—	677	—
Weighted average shares outstanding – Diluted	27,422	25,974	27,336	25,841

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

The income tax provision for the three and six months ended June 30, 2022 was $5.4 million and $8.9 million, respectively, on pre-tax income of $16.2 million and $29.8 million, resulting in effective income tax rates of 33.3 percent and 29.9 percent, respectively. The effective income tax rate for the three and six months ended June 30, 2022 differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position and the mix of earnings among tax jurisdictions.

The income tax provision for the three and six months ended June 30, 2021 was $0.9 million and $1.7 million, respectively, on pre-tax income of $2.6 million and $16.5 million, resulting in effective income tax rates of 35.2 percent and 10.4 percent, respectively. The effective income tax rate for the three months ended June 30, 2021 differed from the statutory rate primarily due to U.S. valuation allowances and the mix of earnings among tax jurisdictions, partially offset by a favorable adjustment to a tax credit. The effective income tax rate for the six months ended June 30, 2021 differs from the statutory rate primarily due to a favorable adjustment to a tax credit and the reversal of an uncertain tax position, partially offset by the mix of earnings among tax jurisdictions and U.S. valuation allowances.

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

Lease expense and cash flow for the three and six months ended June 30, 2022 and 2021 and operating and finance lease assets and liabilities, average lease term and average discount rate as of June 30, 2022 and December 31, 2021 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Lease Expense
(Dollars in thousands)
Finance lease expense:
Amortization of right-of-use assets	$259	$350	$573	$671
Interest on lease liabilities	14	23	29	45
Operating lease expense	659	791	1,345	1,648
Total lease expense	$932	$1,164	$1,947	$2,364

Cash Flow Components
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$14	$23	$29	$45
Operating cash outflows from operating leases	711	871	1,469	1,803
Financing cash outflows from finance leases	243	357	547	645
Right-of-use assets obtained in exchange for finance lease liabilities, net of terminations and disposals	212	79	335	835
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations and disposals	61	56	232	208

			June 30, 2022	December 31, 2021
Balance Sheet Information
(Dollars in thousands, except lease term and discount rate)
Operating leases:
Other non-current assets			$9,195	$10,772
Accrued liabilities			$(2,128)	$(2,371)
Other non-current liabilities			(7,402)	(8,860)
Total operating lease liabilities			$(9,530)	$(11,231)

Finance leases:
Property, plant and equipment gross			$7,098	$6,603
Accumulated depreciation			(4,071)	(4,644)
Property, plant and equipment, net			$3,027	$1,959
Current portion of long-term debt			$(855)	$(982)
Long-term debt (less current portion)			(1,414)	(1,629)
Total finance lease liabilities			$(2,269)	$(2,611)

Lease Term and Discount Rates
Weighted-average remaining lease term - finance leases (years)			3.4	3.4
Weighted-average remaining lease term - operating leases (years)			5.0	5.0
Weighted-average discount rate - finance leases			2.9%	2.8%
Weighted-average discount rate - operating leases			3.6%	3.6%

Future minimum payments under our leases as of June 30, 2022 are as follows:

	Amount
Lease Maturities	Finance Leases	Operating Leases
(Dollars in thousands)
Six remaining months of 2022	$855	$1,506
2023	671	2,388
2024	286	2,134
2025	162	1,983
2026	128	1,848
Thereafter	262	487
Total	2,364	10,346
Less: Imputed interest	(95)	(816)
Total lease liabilities, net of interest	$2,269	$9,530

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

For the six months ended June 30, 2022, payments to retirees or their beneficiaries totaled approximately $0.7 million. We presently anticipate benefit payments in 2022 to total $1.4 million. The following table summarizes the components of net periodic pension cost for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(Dollars in thousands)
Interest cost	$218	$206	$436	$412
Net amortization	83	97	166	194
Net periodic pension cost	$301	$303	$602	$606

NOTE 15 - STOCK-BASED COMPENSATION

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “Plan”) was approved by stockholders in May 2018, authorizing us to issue up to 4.35 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance restricted stock units to our officers, key employees, non-employee directors and consultants. In May 2021, the stockholders approved an amendment to the Plan that, among other things, increased the authorized shares by 2 million. At June 30, 2022, there were 0.2 million shares available for future grants under this Plan. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

Under the terms of the Plan, each year eligible participants are granted time value restricted stock units (“RSUs”), vesting ratably over a three-year period, and performance restricted stock units (“PSUs”), with three-year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the Company’s common stock, with accrued dividends.

RSU, PSU and option activity for the six months ended June 30, 2022 is summarized in the following table:

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price
Balance at December 31, 2021	966,429	$4.62	2,484,581	$6.67	9,000	$16.76
Granted	515,491	3.93	667,345	5.33	—	—
Settled	(580,551)	4.73	(719,659)	6.68	—	—
Forfeited or expired	(4,570)	3.77	(109,166)	7.24	(9,000)	16.76
Balance at June 30, 2022	896,799	$4.16	2,323,101	$6.26	—	$—

Awards estimated to vest in the future	896,799	$4.16	2,097,894	$6.28	—	$—

Stock-based compensation expense for the three months ended June 30, 2022 and 2021 was $2.0 million and $2.5 million, respectively. Stock-based compensation for the six months ended June 30, 2022 and 2021 was $4.7 million and $4.3 million, respectively. Unrecognized stock-based compensation expense related to non-vested awards of $11.0 million is expected to be recognized over a weighted average period of approximately 1.9 years as of June 30, 2022.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

When market conditions warrant, we may enter into purchase commitments to secure the supply of certain commodities used in the manufacture of our products, such as aluminum, natural gas and other raw materials. Prices under our aluminum contracts are based on a market index and regional premiums for processing, transportation and alloy components which are adjusted quarterly for purchases in the ensuing quarter. Certain of our purchase agreements include volume commitments; however, any excess commitments are generally negotiated with suppliers and those which have occurred in the past have been carried over to future periods.

Contingencies

We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, except as provided below, we believe all such matters are adequately provided for, covered by insurance, are without merit and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position.

In March 2022, the German Federal Cartel Office initiated an investigation related to European light alloy wheel manufacturers, including Superior Industries Europe AG (a wholly owned subsidiary of the Company), on suspicion of conduct restricting competition. The Company is cooperating fully with the German Federal Cartel Office. In the event Superior Industries Europe AG is deemed to have violated the applicable statutes, the Company could be subject to a fine or civil proceedings. At this point, we are unable to predict the duration or outcome of the investigation.

NOTE 17 – RECEIVABLES FACTORING

The Company sells certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash provided by operating activities. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes. During the three months ended June 30, 2022 and 2021, the Company sold trade receivables totaling $246.0 million and $197.3 million, respectively, and incurred factoring fees of $0.8 million and $0.5 million, respectively. During the six months ended June 30, 2022 and 2021, the Company sold trade receivables totaling $454.7 million and $384.0 million, respectively, and incurred factoring fees of $1.4 million and $1.0 million, respectively. As of June 30, 2022 and December 31, 2021, receivables of $117.6 million and $97.6 million, respectively, had been factored and had not yet been paid by customers to the respective financial institutions. The collective limit under our factoring arrangements increased from $125.1 million as of December 31, 2021 to $136.9 million as of June 30, 2022 due to the permanent increase in the North American factoring limit that occurred in March 2022.

NOTE 18 – RESTRUCTURING

During the fourth quarter of 2021, the Company announced a reduction in its workforce at Werdohl, Germany. As a result, the Company recognized a restructuring charge of $4.5 million in cost of sales, principally comprised of termination and related benefits. During the six months ended June 30, 2022, the Company paid severance and other costs of $0.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have included or incorporated by reference in this Quarterly Report on Form 10-Q (including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management’s current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, the impact of COVID-19 and the resulting supply chain disruptions, as well as the Ukraine Conflict, on our future growth and earnings. Any statement that is not historical in nature is a forward-looking statement and may be identified using words and phrases such as “expects”, “anticipates”, “believes”, “will”, “will likely result”, “will continue”, “plans to”, “could”, “continue”, “estimates” and similar expressions. These statements include our belief regarding general automotive industry and market conditions and growth rates, as well as general domestic and international economic conditions.

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

Executive Overview

Overview of Superior

Superior Industries International, Inc.’s (referred to herein as the “Company”, “Superior”, or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. We employ approximately 7,800 full-time employees, operating in eight manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and we believe we are the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels accounted for approximately 94 percent of our sales in the first six months of 2022 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Ford, GM, Honda, Jaguar-Land Rover, Lucid Motors, Mazda, Mercedes-Benz Group, Nissan, PSA, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs.

Demand for our products is primarily driven by the production of light vehicles in North America and Europe and customer take rates on specific vehicle platforms that we serve and wheel SKUs that we produce. The majority of our customers’ wheel programs are awarded two to four years in advance. Our purchase orders with OEMs are typically specific to a particular vehicle model.

GM, Ford and VW Group each individually accounted for 10 percent or more of our consolidated sales for the three and six months ended June 30, 2022 and June 30, 2021. Our sales to these customers for the three and six months ended June 30, 2022 and 2021 were as follows:

Three Months Ended	June 30, 2022		June 30, 2021
(Dollars in millions)	Percent of Sales	Dollars	Percent of Sales	Dollars
GM	30%	$127.4	27%	$93.4
Ford	17%	$71.6	10%	$30.9
VW Group	13%	$56.4	16%	$53.8

Six Months Ended	June 30, 2022		June 30, 2021
(Dollars in millions)	Percent of Sales	Dollars	Percent of Sales	Dollars
GM	28%	$233.7	27%	$187.5
Ford	15%	$129.4	11%	$80.0
VW Group	13%	$110.5	15%	$108.0

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

The automotive industry continues to be impacted by the supply chain disruption which emerged as OEM vehicle production resumed and began to scale following the shutdown because of the COVID-19 pandemic. The supply chain disruption includes shortages of semiconductor chips, electric vehicle batteries, shipping containers, steel, resin and foam. In the first half of 2022, the semiconductor chip shortage continued to constrain OEM vehicle production. In addition, the Ukraine Conflict has resulted in OEM announcements of temporary shutdowns at certain production facilities, which began to affect our production volume in March 2022. Our critical commodity costs, particularly the cost of aluminum and energy, which increased significantly throughout 2021, continued to rise in the first half of 2022. Rising commodity costs have been and likely will continue to be exacerbated by the Ukraine Conflict. While the prices under our OEM contracts are adjusted for changes in the cost of aluminum, our aftermarket contracts do not provide such pass through of aluminum cost. Additionally, certain of our OEM contracts are also adjusted for changes in the cost of other metals. Rising raw material costs and OEM production volatility have caused our inventory levels to increase, negatively impacting our cash flows.

Automotive industry production volumes in the North American and Western and Central European regions in the first six months of 2022, as compared to the corresponding periods of 2021 and 2020, are shown below:

Automotive Industry Production (North America and Western and Central Europe)
Six Months Ended	June 30,			2022 vs 2021	2021 vs 2020
	2022	2021	2020	% Change	% Change
(Units in thousands)
North America	7,121	6,800	5,156	4.7%	31.9%
Western and Central Europe	6,715	7,317	5,730	(8.2%)	27.7%
Total	13,836	14,117	10,886	(2.0%)	29.7%

Automotive industry production volumes in our markets declined slightly in the first half of 2022 as compared to 2021 primarily due to continuing semiconductor chip supply shortages, as well as the Ukraine Conflict. While North American production volumes increased 4.7%, Western and Central European production volumes declined 8.2%. The Ukraine Conflict may continue to have an impact on future automotive production volumes and, therefore, Superior production volumes. In the second quarter of 2022, automotive industry production volumes in our markets increased 7.2% over the same period in the prior year (11.7 percent in North America and 2.9 percent in Western and Central Europe).

In February 2022 prior to the Ukraine Conflict, the forecast by IHS, an independent automotive industry analyst firm, projected that full year 2022 automotive passenger and light truck vehicle production in North America and Western and Central Europe would increase 24.5 percent (17.9 percent in North America and 31.4 percent in Western and Central Europe) over 2021 but would lag 2019 pre-pandemic production volumes by 9.7 percent. The July 2022 IHS forecast now projects that the 2022 production will be 11.2 percent higher than 2021 (12.7 percent in North America and 9.7 percent in Western and Central Europe) and 15.6 percent lower than 2019. While semiconductor manufacturers have announced plans to expand capacity over the next several years, it is unclear when automotive industry semiconductor chip shortages will subside.

Sustainability

Superior conducted outreach in 2021 to identify the sustainability interests of our stakeholders to inform our sustainability strategy. Superior is committed to reducing natural gas, electricity, and water consumption, solid waste and air emissions at our facilities. All Superior manufacturing plants have implemented Environmental Management Systems that are ISO14001 certified and are subject to annual audits by an independent third party. In 2021, we assessed the carbon footprint of our operations globally in connection with our Communication on Progress report to the UN Global Compact published in June 2021. This assessment is helping us identify potential opportunities to:

•	reduce fuel consumption and greenhouse gas emissions and
•	offer low or zero carbon wheels to our customers.

In 2022, Superior established a goal to be carbon neutral by 2039 and we anticipate that by 2025 we will have reduced our greenhouse gas emissions by 40% from the level generated in 2020. Furthermore, our research and development team is developing light weighting solutions, such as our patented Alulite™ technology, and aerodynamic solutions that will assist in reducing our customers’ carbon footprint. We continue to collaborate with our customers and suppliers regarding sustainability practices throughout their supply chains.

Overview of the Second Quarter of 2022

The following charts show the operational performance in the quarter ended June 30, 2022 in comparison to the quarter ended June 30, 2021 ($ in millions):

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

Results of Operations

	Three Months Ended
	June 30, 2022	June 30, 2021	Net Change
(Dollars in thousands, except per share data)
Net sales
North America	$259,677	$176,990	$82,687
Europe	171,855	170,474	1,381
Net sales	431,532	347,464	84,068
Cost of sales	388,905	314,844	(74,061)
Gross profit	42,627	32,620	10,007
Percentage of net sales	9.9%	9.4%	0.5%
Selling, general and administrative expenses	16,721	17,100	379
Income from operations	25,906	15,520	10,386
Percentage of net sales	6.0%	4.5%	1.5%
Interest expense, net	(10,338)	(10,486)	148
Other income (expense), net	681	(2,420)	3,101
Income tax provision	(5,405)	(919)	(4,486)
Net income	$10,844	$1,695	$9,149
Percentage of net sales	2.5%	0.5%	2.0%
Diluted earnings (loss) per share	$0.07	$(0.26)	$0.33
Value added sales (1)	$185,532	$195,474	$(9,942)
Value added sales adjusted for foreign exchange (1)	$197,260	$195,474	$1,786
Adjusted EBITDA (2)	$51,346	$44,645	$6,701
Percentage of net sales	11.9%	12.8%	(0.9)%
Percentage of value added sales	27.7%	22.8%	4.9%
Unit shipments in thousands	4,004	4,178	(174)

(1)

Value added sales and value added sales adjusted for foreign exchange are key measures that are not calculated according to U.S. GAAP. Refer to “Non-U.S. GAAP Financial Measures” for a definition of value added sales and value added sales adjusted for foreign exchange and a reconciliation of value added sales and value added sales adjusted for foreign exchange to net sales, the most comparable U.S. GAAP measure.

(2)

Adjusted EBITDA is a key measure that is not calculated according to U.S. GAAP. Refer to “Non-U.S. GAAP Financial Measures” for a definition of adjusted EBITDA and a reconciliation of our adjusted EBITDA to net income, the most comparable U.S. GAAP measure.

Shipments

Wheel unit shipments were 4.0 million for the second quarter of 2022 compared to unit shipment volumes of 4.2 million for the same period in 2021, a decrease of 4.2 percent. The decrease was driven by a 13.4 percent decrease in European shipment volume as the volumes on the vehicles we supply declined primarily due to the semiconductor shortage, as well as the Ukraine Conflict. The decrease in European volume was partially offset by the 4.9 percent increase in shipment volumes in North America.

Net Sales

Net sales for the second quarter of 2022 were $431.5 million, compared to net sales of $347.5 million for the same period in 2021, an increase of 24.2 percent. The increase in revenue was primarily due to $94.1 million of higher aluminum and other cost pass throughs to our OEM customers as well as favorable product mix, offset by $19.8 million of unfavorable Euro foreign exchange and lower shipment volumes.

Cost of Sales

Cost of sales was $388.9 million for the second quarter of 2022 compared to cost of sales of $314.8 million for the same period in 2021. The $74.1 million increase in cost of sales was primarily due to higher raw material costs of $88.9 million as well as product mix. This increase was offset by $19.3 million due to lower Euro foreign exchange rates and lower shipment volumes.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses of $16.7 million for the second quarter of 2022 were relatively flat as compared to SG&A expense of $17.1 million for the same period in 2021.

Net Interest Expense

Net interest expense for the second quarter of 2022 was $10.3 million and was relatively flat as compared to net interest expense of $10.5 million for the same period in 2021.

Other Income (Expense)

Other income, net, was $0.7 million for the second quarter of 2022 compared to $2.4 million of other expense for the same period in 2021. The 2021 expense was primarily attributable to a $2.1 million increase in the preferred stock embedded derivative liability due to the increase in the Company’s stock price.

Income Tax (Provision) Benefit

The income tax provision for the second quarter of 2022 was $5.4 million on pre-tax income of $16.2 million, representing an effective income tax rate of 33.3 percent. This differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position and the mix of earnings among tax jurisdictions. The income tax provision for the second quarter of 2021 was $0.9 million on a pre-tax income of $2.6 million, representing an effective income tax rate of 35.2 percent. This differs from the statutory rate primarily due to U.S. valuation allowances and the mix of earnings among tax jurisdictions, partially offset by a favorable adjustment to a tax credit.

Net Income (Loss)

Net income for the second quarter of 2022 was $10.8 million, or earnings of $0.07 per diluted share, compared to net income of $1.7 million, or a loss of $0.26 per diluted share, for the same period in 2021.

Segment Sales and Income from Operations

	Three Months Ended
	June 30, 2022	June 30, 2021	Change
(Dollars in thousands)
Selected data
Net sales
North America	$259,677	$176,990	$82,687
Europe	171,855	170,474	1,381
Total net sales	$431,532	$347,464	$84,068
Income from operations
North America	$24,679	$7,542	$17,137
Europe	1,227	7,978	(6,751)
Total income from operations	$25,906	$15,520	$10,386

North America

Net sales for our North American segment for the second quarter of 2022 increased 46.7 percent while unit shipment volumes increased 4.9 percent, compared to the same period in 2021. The $82.7 million increase in net sales was primarily due to $75.1 million in higher aluminum and other cost pass throughs to our OEM customers. North American segment income from operations for the second quarter of 2022 increased by $17.1 million, as compared to the second quarter of 2021, primarily due to increased shipment volumes and the timing of aluminum and other cost pass throughs.

Europe

Net sales for our European segment for the second quarter of 2022 were flat despite a 13.4 percent decline in unit shipment volumes, compared to the same period in 2021. Higher aluminum and other cost pass throughs of $19.0 million and favorable product mix were almost entirely offset by unfavorable Euro foreign exchange of $19.8 million and lower shipment volumes. The decline in shipment volumes was due to the continuing semiconductor chip shortage, as well as the Ukraine Conflict which began to impact our sales in March 2022. The Ukraine Conflict may continue to impact future OEM automotive production volumes and, therefore, our shipment volumes. European segment income from operations for the second quarter of 2022 was $6.8 million lower than same period in the prior year primarily due to inflationary cost increases in labor, utilities and other manufacturing costs, as well as unabsorbed fixed costs due to lower production volumes.

Overview of the First Half of 2022

The following chart shows the operational performance in the six months ended June 30, 2022 in comparison to the six months ended June 30, 2021 ($ in millions):

Results of Operations

	Six Months Ended
	June 30, 2022	June 30, 2021	Net Change
(Dollars in thousands, except per share data)
Net sales
North America	$486,875	$368,961	$117,914
Europe	345,183	336,699	8,484
Net sales	832,058	705,660	126,398
Cost of sales	748,844	630,000	118,844
Gross profit	83,214	75,660	7,554
Percentage of net sales	10.0%	10.7%	(0.7)%
Selling, general and administrative expenses	33,671	34,421	750
Income from operations	49,543	41,239	8,304
Percentage of net sales	6.0%	5.8%	0.2%
Interest expense, net	(20,300)	(20,759)	459
Other income (expense), net	594	(3,934)	4,528
Income tax provision	(8,923)	(1,729)	(7,194)
Net income	$20,914	$14,817	$6,097
Percentage of net sales	2.5%	2.1%	0.4%
Diluted earnings (loss) per share	$0.11	$(0.07)	$0.18
Value added sales (1)	$374,927	$402,733	$(27,806)
Value added sales adjusted for foreign exchange (1)	$393,442	$402,733	$(9,291)
Adjusted EBITDA (2)	$100,556	$99,568	$988
Percentage of net sales	12.1%	14.1%	(2.0)%
Percentage of value added sales	26.8%	24.7%	2.1%
Unit shipments in thousands	8,088	8,693	(605)

(1)

Value added sales and value added sales adjusted for foreign exchange are key measures that are not calculated according to U.S. GAAP. Refer to “Non-U.S. GAAP Financial Measures” for a definition of value added sales and value added sales adjusted for foreign exchange and a reconciliation of value added sales and value added sales adjusted for foreign exchange to net sales, the most comparable U.S. GAAP measure.

(2)

Adjusted EBITDA is a key measure that is not calculated according to U.S. GAAP. Refer to “Non-U.S. GAAP Financial Measures” for a definition of adjusted EBITDA and a reconciliation of our adjusted EBITDA to net income, the most comparable U.S. GAAP measure.

Shipments

Wheel unit shipments were 8.1 million for the first half of 2022 compared to shipment volumes of 8.7 million in the prior year period, a decrease of 7.0 percent. The decrease was driven by a 13.2 percent decrease in European shipment volumes primarily due to the semiconductor shortage and the Ukraine Conflict, as well as a 1.3 percent decrease in shipment volumes in North America.

Net Sales

Net sales for the first half of 2022 were $832.1 million, compared to net sales of $705.7 million for the same period in 2021, an increase of 17.9 percent. The increase in net sales was primarily due to $154.2 million of higher aluminum and other cost pass throughs to our OEM customers as well as favorable product mix, offset by $30.4 million of unfavorable Euro foreign exchange and lower shipment volumes.

Cost of Sales

Cost of sales were $748.8 million for the first half of 2022 compared to cost of sales of $630.0 million for the same period in 2021. The increase in cost of sales was primarily due to $146.7 million of higher raw material and conversion costs as well as product mix, offset by unfavorable Euro foreign exchange of $31.0 million and lower shipment volumes.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the first half of 2022 of $33.7 million were relatively flat compared to SG&A expense of $34.4 million for same period in 2021.

Net Interest Expense

Net interest expense for the first half of 2022 was $20.3 million which was relatively flat compared to net interest expense of $20.8 million for same period in 2021.

Other Income (Expense)

Other income, net, was $0.6 million for the first half of 2022 compared to other expense of $3.9 million for same period in 2021. The 2021 expense was primarily attributable to a $3.5 million increase in the preferred stock embedded derivative liability due to the increase in the Company’s stock price in the first half of 2021.

Income Tax (Provision) Benefit

The income tax provision for the six months ended June 30, 2022 was $8.9 million on a pre-tax income of $29.8 million, representing an effective rate of 29.9 percent. The effective income tax rate for the six months ended June 30, 2022 differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position and the mix of earnings among tax jurisdictions. The income tax provision for the six months ended June 30, 2021 was $1.7 million on a pre-tax income of $16.5 million, representing an effective rate of 10.4 percent. The effective income tax rate for the six months ended June 30, 2021 differs from the statutory rate primarily due to a favorable adjustment to a tax credit and the reversal of an uncertain tax position, partially offset by the mix of earnings among tax jurisdictions and U.S. valuation allowances.

Net Income (Loss)

Net income for the first half of 2022 was $20.9 million, or earnings of $0.11 per diluted share, compared to net income of $14.8 million, or a loss of $0.07 per diluted share, for the same period in 2021.

Segment Sales and Income from Operations

	Six Months Ended
	June 30, 2022	June 30, 2021	Change
(Dollars in thousands)
Selected data
Net sales
North America	$486,875	$368,961	$117,914
Europe	345,183	336,699	8,484
Total net sales	$832,058	$705,660	$126,398
Income from operations
North America	$44,246	$25,383	$18,863
Europe	5,297	15,856	(10,559)
Total income from operations	$49,543	$41,239	$8,304

North America

Net sales for our North American segment for the first half of 2022 increased 32.0 percent, while the unit shipment volumes remained relatively flat compared to the same period in 2021. The $117.9 million increase in net sales was primarily due to $114.0 million in higher aluminum and other cost pass throughs to our OEM customers. North American segment income from operations for the first half of 2022 increased by $18.9 million compared to the first half of 2021, primarily due to the timing of aluminum and other cost pass throughs.

Europe

Net sales for our European segment for the first half of 2022 increased 2.5 percent despite a 13.2 percent decline in unit shipment volumes, compared to the same period in 2021. The increase in net sales of $8.5 million was primarily due to $40.4 million in higher aluminum and other cost pass throughs and favorable product mix, offset by unfavorable foreign exchange of $30.4 million and lower shipment volumes. The decline in shipment volumes was due to the continuing semiconductor chip shortage, as well as the Ukraine Conflict which began to impact our sales in March 2022. The Ukraine Conflict may continue to have an impact on future automotive production volumes and, therefore, our shipment volumes. European segment income from operations for the first half of 2022 was $10.6 million lower than the prior year primarily due to inflationary cost increases in labor, utilities and other manufacturing costs, as well as unabsorbed fixed costs due to lower production volumes.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2022, our cash and cash equivalents totaled $122.3 million compared to $149.2 million and $113.5 million at June 30, 2021 and December 31, 2021, respectively. Our sources of liquidity primarily include cash and cash equivalents, cash provided by operating activities, borrowings under available debt facilities, and factoring arrangements for trade receivables. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $199.8 million and 1.7:1.0, respectively, at June 30, 2022, versus $172.4 million and 1.7:1.0 at December 31, 2021. Although the Company continues to effectively manage all elements of working capital, receivables and inventories have increased in 2022 largely due to higher raw material costs.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, debt facilities, cash and cash equivalents, and we believe these sources will continue to meet our future requirements. Capital expenditures consist of expenditures to improve production quality and efficiency, extend the useful lives of existing property and support new product offerings, as well as to expand capacity for existing products. During 2022 we expect that our capital expenditures will be approximately $75.0 million.

In connection with the acquisition of our European operations, we entered into several debt and equity financing arrangements during 2017. On March 22, 2017, we entered into a USD Senior Secured Credit facility (“USD SSCF”) consisting of a $400.0 million Senior Secured Term Loan Facility (“Term Loan Facility”) and a $160.0 million Revolving Credit Facility (“Revolving Credit Facility”). On May 22, 2017, we issued 150,000 shares of redeemable preferred stock for an aggregate purchase price of $150.0 million. On June 15, 2017, we issued €250.0 million aggregate principal amount of 6.00% Senior Notes (“the Notes”). Finally, as part of the European business acquisition, we also assumed $70.7 million of outstanding debt, including a €30.0 million European Revolving Credit Facility (“EUR SSCF”) (subsequently increased to €60.0 million on January 31, 2020). In addition, the European business entered into equipment loan agreements totaling $13.4 million (€12.0 million) in the fourth quarter of 2019.

Balances outstanding under the Term Loan Facility, Notes and equipment loans as of June 30, 2022 were $349.2 million, $226.6 million and $14.8 million, respectively. The redeemable preferred stock balance was $211.0 million as of June 30, 2022. The Term Loan Facility matures May 23, 2024 and the Notes mature June 15, 2025. The redeemable preferred stock may be unconditionally redeemed on or after September 14, 2025 at the redemption amount, currently $300 million, provided the Company has sufficient available funds. Under Delaware law, any redemption payment would be limited to the “surplus” that our Board determines is available to fund a full or partial redemption without rendering us insolvent. The shares of preferred stock that have not been redeemed would continue to receive an annual dividend of 9 percent on the original stated value per share, plus any accrued and unpaid dividends, which would be paid quarterly. The Board would have to evaluate on an ongoing basis the ability of the Company to make any further redemption payments until the full redemption amount has been paid. The Company intends to refinance its debt obligations, including the Term Loan Facility and Notes, prior to maturity. As a part of any refinancing, the Company will review its overall capital structure and may evaluate other sources of capital which could include issuance of common stock or restructuring of the preferred stock.

On May 3, 2021, the Company extended the term of the Revolving Credit Facility under its USD SSCF. The commitment under the facility was reduced from $160.0 million to $132.5 million, with $25.0 million of the commitment maturing May 23, 2022 and the remaining $107.5 million maturing October 31, 2023. The commitment remaining under the USD SSCF was $107.5 million as of June 30, 2022 following the $25.0 million maturity on May 23, 2022. During the second quarter of 2021, the Company amended the EUR SSCF, extending the term to May 22, 2023 and increasing the applicable margins and commitment fees, while maintaining the €60.0 million commitment. Our liquidity totaled $287.2 million at June 30, 2022, including cash on hand of $122.3 million and available unused commitments under credit facilities of $164.9 million.

As part of our ongoing efforts to improve our cash flow and related liquidity, we negotiate with suppliers to optimize our terms and conditions, including extended payment terms. Beginning in 2021, the Company receives extended payment terms for a portion of our purchases with one of our principal aluminum suppliers in exchange for a nominal adjustment to the product pricing. The payment terms provided to us are consistent with aluminum industry norms, as well as those offered to the supplier’s other customers. The supplier intends to finance these extended terms by factoring receivables due from us with a financial institution. We are not a party to the supplier’s factoring agreement with the financial institution. We remit payments directly to our supplier, except with respect to product purchased under extended terms which have been factored by the supplier. These payments are remitted directly to the financial institution in accordance with the payment terms originally negotiated with our supplier. As of June 30, 2022, the Company owed $11.3 million to the financial institution which is included in accounts payable in the Company’s condensed consolidated balance sheets. The Company made $75.8 million in payments to the financial institution pursuant to the supplier’s factoring arrangement for the six months ended June 30, 2022. These payments are included in cash flows from operations within the condensed consolidated statements of cash flows.

As of June 30, 2022, we had no significant off-balance sheet arrangements other than factoring of $117.6 million of our trade receivables.

The following table summarizes the cash flows from operating, investing and financing activities as reflected in the condensed consolidated statements of cash flows.

	Six Months Ended
	June 30, 2022	June 30, 2021
(Dollars in thousands)
Net cash provided by operating activities	$57,213	$31,933
Net cash used in investing activities	(34,138)	(20,551)
Net cash used in financing activities	(11,632)	(13,501)
Effect of exchange rate changes on cash	(2,658)	(1,133)
Net increase (decrease) in cash and cash equivalents	$8,785	$(3,252)

Operating Activities

Net cash provided by operating activities was $57.2 million for the first half of 2022 compared to net cash provided by operating activities of $31.9 million for the same period in 2021. The increase in cash flow provided by operating activities was primarily driven by lower use of cash for working capital and increased profitability.

Investing Activities

Net cash used in investing activities was $34.1 million for the first half of 2022 compared to $20.6 million for the same period in 2021. The increase in cash used in investing activities is driven by investments in capital projects to support increased production and paint line and finishing capabilities in both regions as well as lower capital expenditures in the first half of 2021 due to certain projects deferred to the second half of the year.

Financing Activities

Net cash used in financing activities was $11.6 million for the first half of 2022 compared to net cash used in financing activities of $13.5 million for the same period in 2021. This change was primarily due to 2021 proceeds from new European equipment loans.

Non-GAAP Financial Measures

In this quarterly report, we discuss three financial measures that are not calculated according to U.S. GAAP: value added sales, value added sales adjusted for foreign exchange and adjusted EBITDA.

Value added sales represents net sales less the value of aluminum and other costs, as well as services provided by outsourced service providers (“OSPs”) that are included in net sales. Contractual arrangements with our customers allow us to pass on changes in aluminum and certain other costs. Value added sales adjusted for foreign exchange represents value added sales on a constant currency basis. For entities reporting in currencies other than the US dollar, the current period amounts are translated using the prior year comparative period exchange rates, rather than the actual exchange rates in effect during the current period. Value added sales adjusted for foreign exchange allows users of the financial statements to consider our net sales information both with and without the aluminum, other costs and OSP costs and fluctuations in foreign exchange rates. Management utilizes value added sales adjusted for foreign exchange as a key metric in measuring and evaluating the growth of the Company because it eliminates the volatility of the cost of aluminum and changes in foreign exchange rates. Management utilizes value added sales in calculating adjusted EBITDA margin to eliminate volatility of the cost of aluminum in evaluating year-over-year margin growth.

Adjusted EBITDA is defined as earnings before interest income and expense, income taxes, depreciation, amortization, restructuring charges and other closure costs and impairments of long-lived assets and investments, changes in fair value of the redeemable preferred stock embedded derivative, acquisition and integration, certain hiring and separation related costs, proxy contest fees, gains associated with early debt extinguishment and accounts receivable factoring fees. We use adjusted EBITDA as an important indicator of the operating performance of our business. Adjusted EBITDA is used in our internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors and evaluating short-term and long-term operating trends in our operations. We believe the adjusted EBITDA financial measure assists in providing a more complete understanding of our underlying operational measures to manage our business, to evaluate our performance compared to prior periods and the marketplace and to establish operational goals. Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with U.S. GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies.

The following table reconciles our net sales, the most directly comparable U.S. GAAP financial measure, to our value added sales and value added sales adjusted for foreign exchange:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(Dollars in thousands)
Net sales	$431,532	$347,464	$832,058	$705,660
Less: aluminum, other costs, and outside service provider costs	(246,000)	(151,990)	(457,131)	(302,927)
Value added sales	$185,532	$195,474	$374,927	$402,733
Currency impact on current period value added sales	11,728	—	18,515	—
Value added sales adjusted for foreign exchange	$197,260	$195,474	$393,442	$402,733

The following table reconciles our net income, the most directly comparable U.S. GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(Dollars in thousands)
Net income	$10,844	$1,695	$20,914	$14,817
Interest expense, net	10,338	10,486	20,300	20,759
Income tax provision	5,405	919	8,923	1,729
Depreciation	17,571	18,905	35,405	37,555
Amortization	5,555	6,704	11,803	13,415
Integration, restructuring, factoring fees and other (1) (2) (3) (4)	1,633	3,791	3,211	7,833
Change in fair value or redeemable preferred stock embedded derivative liability (5)	—	2,145	—	3,460
Adjusted EBITDA	$51,346	$44,645	$100,556	$99,568
Adjusted EBITDA as a percentage of net sales	11.9%	12.8%	12.1%	14.1%
Adjusted EBITDA as a percentage of value added sales	27.7%	22.8%	26.8%	24.7%

(1)	In the second quarter of 2022, we incurred $0.2 million of certain hiring and separation costs, $0.8 million of accounts receivable factoring fees and $0.6 million of other costs.
(2)	In the first half of 2022, we incurred $0.7 million of certain hiring and separation costs, $1.4 million of accounts receivable factoring fees and $1.1 million of other costs.
(3)

In the second quarter of 2021, we incurred approximately $2.4 million of restructuring costs comprised of on-going fixed costs associated with our Fayetteville, Arkansas facility, relocation and installation costs of repurposed machinery and costs of site preparation activities associated with the sale of the facility. Additionally, we incurred $0.6 million of certain hiring and separation costs, $0.5 million of accounts receivable factoring fees and $0.3 million of other costs.

(4)

In the first half of 2021, we incurred approximately $3.3 million of restructuring costs comprised of on-going fixed costs associated with our Fayetteville, Arkansas facility, relocation, and installation costs of repurposed machinery and $1.0 million relating to site preparation activities associated with the sale of the facility. Additionally, we incurred $2.9 million of certain hiring and separation costs, $1.0 million of accounts receivable factoring fees, and $0.6 million of other costs.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, except as provided below, we believe all such matters are adequately provided for, covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position.

In March 2022, the German Federal Cartel Office initiated an investigation related to European light alloy wheel manufacturers, including Superior Industries Europe AG (a wholly owned subsidiary of the Company), on suspicion of conduct restricting competition. The Company is cooperating fully with the German Federal Cartel Office. In the event Superior Industries Europe AG is deemed to have violated the applicable statutes, the Company could be subject to a fine or civil proceedings. At this point, we are unable to predict the duration or outcome of the investigation.

See also under Item 1A, “Risk Factors - We are from time to time subject to litigation, which could adversely impact our financial condition or results of operations” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 1A. Risk Factors

In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, we added the following risk factor entitled “The Ukraine Conflict may have a material adverse effect on our business, financial condition, results of operations and cash flows” to the risk factors as previously disclosed in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2021. Other than as set forth below, there have been no material changes to the risk factors set forth in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2021. However, many of the risk factors set forth in our Form 10-K for the year ended December 31, 2021 may be exacerbated by the Ukraine Conflict and any resulting worsening of the economic environment.

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date: August 4, 2022	/s/ Majdi B. Abulaban
Majdi B. Abulaban President and Chief Executive Officer

Date: August 4, 2022	/s/ C. Timothy Trenary
C. Timothy Trenary Executive Vice President and Chief Financial Officer