Form 10-Q
period 2022-09-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2022-11-03
CIK 95552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Number of shares of common stock outstanding as of October 28, 2022: 27,016,125

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
NET SALES	$405,725	$310,780	$1,237,783	$1,016,440
Cost of sales	377,368	292,637	1,126,212	922,637
GROSS PROFIT	28,357	18,143	111,571	93,803
Selling, general and administrative expenses	16,097	10,769	49,768	45,190
INCOME FROM OPERATIONS	12,260	7,374	61,803	48,613
Interest expense, net	(10,406)	(10,619)	(30,706)	(31,378)
Other (expense) income, net	(239)	(2,094)	355	(6,028)
INCOME (LOSS) BEFORE INCOME TAXES	1,615	(5,339)	31,452	11,207
Income tax provision	(1,966)	(1,841)	(10,889)	(3,570)
NET (LOSS) INCOME	$(351)	$(7,180)	$20,563	$7,637
LOSS PER SHARE – BASIC	$(0.35)	$(0.61)	$(0.25)	$(0.69)
LOSS PER SHARE – DILUTED	$(0.35)	$(0.61)	$(0.25)	$(0.69)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net (loss) income	$(351)	$(7,180)	$20,563	$7,637
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(8,335)	(9,068)	(17,946)	(16,336)
Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	4,688	(7,735)	6,034	290
Tax benefit (provision)	2,403	851	2,295	(189)
Change in unrecognized gains (losses) on derivative instruments, net of tax	7,091	(6,884)	8,329	101
Defined benefit pension plan:
Amortization of actuarial losses on pension obligation	83	96	249	290
Tax benefit	—	—	—	—
Pension changes, net of tax	83	96	249	290
Other comprehensive loss, net of tax	(1,161)	(15,856)	(9,368)	(15,945)
Comprehensive (loss) income	$(1,512)	$(23,036)	$11,195	$(8,308)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$121,841	$113,473
Accounts receivable, net	135,038	83,447
Inventories, net	194,298	172,099
Income taxes receivable	4,525	4,957
Other current assets	32,880	30,279
Total current assets	488,582	404,255
Property, plant and equipment, net	450,869	494,401
Deferred income tax assets, net	25,896	27,715
Intangibles, net	51,630	76,870
Other non-current assets	55,861	50,906
Total assets	$1,072,838	$1,054,147
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$201,697	$153,197
Short-term debt	5,335	6,081
Accrued expenses	77,653	71,525
Income taxes payable	1,645	1,076
Total current liabilities	286,330	231,879
Long-term debt (less current portion)	566,416	602,355
Non-current income tax liabilities	8,280	8,289
Deferred income tax liabilities, net	4,851	3,913
Other non-current liabilities	70,790	77,089
Commitments and contingent liabilities (Note 16)	—	—
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized - 1,000,000 shares
Issued and outstanding – 150,000 shares outstanding at September 30, 2022 and December 31, 2021	216,805	199,897
European non-controlling redeemable equity	983	1,146
Shareholders’ deficit:
Common stock, $0.01 par value
Authorized - 100,000,000 shares
Issued and outstanding – 27,016,125 and 26,163,077 shares at September 30, 2022 and December 31, 2021	107,968	103,214
Accumulated other comprehensive loss	(135,342)	(125,974)
Retained earnings	(54,243)	(47,661)
Total shareholders’ deficit	(81,617)	(70,421)
Total liabilities, mezzanine equity and shareholders’ deficit	$1,072,838	$1,054,147

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,563	$7,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,068	75,446
Income tax, non-cash changes	3,637	(4,198)
Stock-based compensation	6,542	6,844
Amortization of debt issuance costs	3,702	3,195
Other non-cash items	(1,727)	(10,710)
Changes in operating assets and liabilities:
Accounts receivable	(57,430)	(47,899)
Inventories	(37,054)	(66,513)
Other assets and liabilities	1,883	14,538
Accounts payable	64,131	7,181
Income taxes	1,116	(99)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	74,431	(14,578)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(45,710)	(47,571)
Proceeds from sale of fixed assets	150	6,589
NET CASH USED IN INVESTING ACTIVITIES	(45,560)	(40,982)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	1,658
Repayments of debt	(3,572)	(3,569)
Cash dividends paid	(10,245)	(10,140)
Financing costs paid and other	—	(4,339)
Payments related to tax withholdings for stock-based compensation	(1,788)	(1,473)
Finance lease payments	(805)	(1,012)
NET CASH USED IN FINANCING ACTIVITIES	(16,410)	(18,875)
Effect of exchange rate changes on cash	(4,093)	(1,871)
Net increase (decrease) in cash and cash equivalents	8,368	(76,306)
Cash and cash equivalents at the beginning of the period	113,473	152,423
Cash and cash equivalents at the end of the period	$121,841	$76,117

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

(Unaudited)

For the nine months ended September 30, 2022
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2021	26,163,077	$103,214	$(9,051)	$(6,133)	$(110,790)	$(47,661)	$(70,421)
Net income	—	—	—	—	—	20,563	20,563
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	8,329	—	—	—	8,329
Change in defined benefit plans, net of tax	—	—	—	249	—	—	249
Net foreign currency translation adjustment	—	—	—	—	(17,946)	—	(17,946)
Common stock issued, net of shares withheld for employee taxes	853,048	—	—	—	—	—	—
Stock-based compensation	—	4,754	—	—	—	—	4,754
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(27,103)	(27,103)
European non-controlling redeemable equity dividend	—	—	—	—	—	(42)	(42)
BALANCE AT SEPTEMBER 30, 2022	27,016,125	$107,968	$(722)	$(5,884)	$(128,736)	$(54,243)	$(81,617)

For the three months ended September 30, 2022
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT JUNE 30, 2022	27,016,125	$106,078	$(7,813)	$(5,967)	$(120,401)	$(44,680)	$(72,783)
Net loss	—	—	—	—	—	(351)	(351)
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	7,091	—	—	—	7,091
Change in defined benefit plans, net of tax	—	—	—	83	—	—	83
Net foreign currency translation adjustment	—	—	—	—	(8,335)	—	(8,335)
Common stock issued, net of shares withheld for employee taxes	—	—	—	—	—	—	—
Stock-based compensation	—	1,890	—	—	—	—	1,890
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(9,192)	(9,192)
European non-controlling redeemable equity dividend	—	—	—	—	—	(20)	(20)
BALANCE AT SEPTEMBER 30, 2022	27,016,125	$107,968	$(722)	$(5,884)	$(128,736)	$(54,243)	$(81,617)

For the nine months ended September 30, 2021
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2020	25,591,930	$95,247	$(1,738)	$(7,447)	$(90,261)	$(17,323)	$(21,522)
Net income	—	—	—	—	—	7,637	7,637
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	101	—	—	—	101
Change in defined benefit plans, net of tax	—	—	—	290	—	—	290
Net foreign currency translation adjustment	—	—	—	—	(16,336)	—	(16,336)
Common stock issued, net of shares withheld for employee taxes	556,867	—	—	—	—	—	—
Stock-based compensation	—	5,371	—	—	—	—	5,371
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(25,310)	(25,310)
European non-controlling redeemable equity dividend	—	—	—	—	—	(134)	(134)
BALANCE AT SEPTEMBER 30, 2021	26,148,797	$100,618	$(1,637)	$(7,157)	$(106,597)	$(35,130)	$(49,903)

For the three months ended September 30, 2021
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT JUNE 30, 2021	26,107,462	$98,236	$5,247	$(7,253)	$(97,529)	$(19,256)	$(20,555)
Net loss	—	—	—	—	—	(7,180)	(7,180)
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	(6,884)	—	—	—	(6,884)
Change in defined benefit plans, net of tax	—	—	—	96	—	—	96
Net foreign currency translation adjustment	—	—	—	—	(9,068)	—	(9,068)
Common stock issued, net of shares withheld for employee taxes	41,335	—	—	—	—	—	—
Stock-based compensation	—	2,382	—	—	—	—	2,382
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(8,598)	(8,598)
European non-controlling redeemable equity dividend	—	—	—	—	—	(96)	(96)
BALANCE AT SEPTEMBER 30, 2021	26,148,797	$100,618	$(1,637)	$(7,157)	$(106,597)	$(35,130)	$(49,903)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

Superior Industries International, Inc.’s (referred herein as the “Company,” “Superior,” or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. We employ approximately 7,600 full-time employees, operating in eight manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and we believe we are the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels accounted for approximately 94 percent of our sales in the first nine months of 2022 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Ford, GM, Honda, Jaguar-Land Rover, Lucid Motors, Mazda, Mercedes-Benz Group, Nissan, PSA, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs. We have determined that our North American and European operations should be treated as separate reportable segments as further described in Note 5, “Business Segments.”

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

Cash Paid for Interest and Taxes and Non-Cash Investing Activities

Cash paid for interest was $23.9 million and $23.5 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. Net cash paid for income taxes was $6.1 million and $8.3 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. As of September 30, 2022 and September 30, 2021, $5.5 million and $10.8 million, respectively, of equipment had been purchased but not yet paid and was included in accounts payable in our condensed consolidated balance sheets.

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

Accounting Standards Issued but Not Yet Adopted

Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the Financial Accounting Standards Board issued ASU 2016-13 which requires entities to use a new impairment model based on current expected credit losses (“CECL”) rather than incurred losses. Under CECL, estimated credit losses would incorporate relevant information about past events, current conditions and reasonable and supportable forecasts and any expected credit losses would be recognized at the end of the period. As a smaller reporting company (as defined under SEC regulations), the Company is required to adopt the standard January 1, 2023. We do not expect that adoption of the standard will result in any cumulative adjustment nor have any material effect on our financial statements or disclosures since our credit losses have been immaterial due to the financial strength of our OEM customers and relatively short term nature of any credit extended to our OEM or aftermarket customers based on our standard payment terms.

Accounting Standards Update (ASU) 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” In September 2022, the Financial Accounting Standards Board issued ASU 2022-04 which requires that a buyer in a supplier finance program disclose the key terms of the program, including a description of the payment terms. For the obligations that the buyer has confirmed as valid to the finance provider or intermediary, the buyer must disclose: the amount outstanding that remains unpaid by the buyer as of the end of each year, a description of where those obligations are presented in the balance sheet and a rollforward of those obligations during the year, including the amount of obligations confirmed and the amount of obligations subsequently paid. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are evaluating the impact the standard will have on our financial statement disclosures.

NOTE 2 – REVENUE

The Company disaggregates revenue from contracts with customers into our reportable segments, North America and Europe. Revenues by segment for the three and nine-month periods ended September 30, 2022 and September 30, 2021, respectively, are summarized in Note 5, “Business Segments.”

The opening and closing balances of the Company’s customer receivables and current and long-term contract liabilities balances are as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021	Change
Customer receivables	$120,957	$74,887	$46,070
Contract liabilities—current	4,954	6,887	(1,933)
Contract liabilities—non-current	7,249	10,526	(3,277)

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

The following tables categorize items measured at fair value as of September 30, 2022 and December 31, 2021:

		Fair Value Measurement at Reporting Date Using
September 30, 2022		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$23,387	$—	$23,387	$—
Total	$23,387	$—	$23,387	$—
Liabilities			.
Derivative contracts	$23,610	$—	$23,610	$—
Total	$23,610	$—	$23,610	$—

		Fair Value Measurement at Reporting Date Using
December 31, 2021		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$10,362	$—	$10,362	$—
Total	$10,362	$—	$10,362	$—
Liabilities			.
Derivative contracts	$19,711	$—	$19,711	$—
Total	$19,711	$—	$19,711	$—

Debt Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these instruments (Level 2). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below:

	September 30, 2022	December 31, 2021
(Dollars in thousands)
Estimated aggregate fair value	$514,804	$605,874
Aggregate carrying value (1)	577,437	616,215

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

The following tables display the fair value of derivatives by balance sheet line item at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$7,195	$6,864	$6,219	$14,506
Foreign exchange forward contracts not designated as hedging instruments	181	—	565	—
Aluminum forward contracts designated as hedging instruments	—	—	2,081	—
Natural gas forward contracts designated as hedging instruments	1,552	1,861	161	78
Interest rate swap contracts designated as hedging instruments	2,654	3,080	—	—
Total derivative financial instruments	$11,582	$11,805	$9,026	$14,584

	December 31, 2021
	Other Current Assets	Other Non-current Assets	Accrued Liabilities	Other Non-current Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$3,161	$2,194	$1,845	$13,565
Foreign exchange forward contracts not designated as hedging instruments	579	—	3	—
Aluminum forward contracts designated as hedging instruments	2,677	39	—	—
Natural gas forward contracts designated as hedging instruments	1,294	418	135	276
Interest rate swap contracts designated as hedging instruments	—	—	3,887	—
Total derivative financial instruments	$7,711	$2,651	$5,870	$13,841

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	September 30, 2022		December 31, 2021
	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$482,559	$(6,666)	$458,769	$(10,055)
Foreign exchange forward contracts not designated as hedging instruments	22,219	(384)	24,419	576
Aluminum forward contracts designated as hedging instruments	16,049	(2,081)	37,609	2,716
Natural gas forward contracts designated as hedging instruments	12,148	3,174	8,915	1,301
Interest rate swap contracts designated as hedging instruments	400,000	5,734	200,000	(3,887)
Total derivative financial instruments	$932,975	$(223)	$729,712	$(9,349)

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

The following tables summarize the gain or loss recognized in AOCI, the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the three and nine months ended September 30, 2022 and 2021:

Three Months Ended September 30, 2022	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$7,091	$2,578	$(157)

Nine Months Ended September 30, 2022	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$8,329	$11,913	$512

Three Months Ended September 30, 2021	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$(6,884)	$1,731	$(219)

Nine Months Ended September 30, 2021	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative Contracts	$101	$2,050	$(1,485)

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

	Net Sales		Income from Operations
Three Months Ended	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(Dollars in thousands)
North America	$240,340	$180,496	$10,526	$12,581
Europe	165,385	130,284	1,734	(5,207)
	$405,725	$310,780	$12,260	$7,374

	Depreciation and Amortization		Capital Expenditures
Three Months Ended	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(Dollars in thousands)
North America	$9,255	$8,732	$6,762	$10,223
Europe	12,605	15,744	4,660	16,797
	$21,860	$24,476	$11,422	$27,020

	Net Sales		Income from Operations
Nine Months Ended	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(Dollars in thousands)
North America	$727,215	$549,457	$54,772	$37,964
Europe	510,568	466,983	7,031	10,649
	$1,237,783	$1,016,440	$61,803	$48,613

	Depreciation and Amortization		Capital Expenditures
Nine Months Ended	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(Dollars in thousands)
North America	$27,269	$27,453	$30,904	$18,330
Europe	41,799	47,993	14,806	29,241
	$69,068	$75,446	$45,710	$47,571

	Property, Plant and Equipment, net		Intangible Assets
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
(Dollars in thousands)
North America	$215,424	$214,331	$—	$—
Europe	235,445	280,070	51,630	76,870
	$450,869	$494,401	$51,630	$76,870

	Total Assets
	September 30, 2022	December 31, 2021
(Dollars in thousands)
North America	$564,659	$499,988
Europe	508,179	554,159
	$1,072,838	$1,054,147

Geographic information

Net sales and long-lived assets by location are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(Dollars in thousands)
Net sales:
U.S.	$1,327	$2,832	$4,277	$5,651
Mexico	239,013	177,664	722,938	543,806
Germany	46,885	43,084	149,008	166,483
Poland	118,500	87,200	361,560	300,500
Consolidated net sales	$405,725	$310,780	$1,237,783	$1,016,440

			September 30, 2022	December 31, 2021
(Dollars in thousands)
Property, plant and equipment, net
U.S.			$1,457	$2,152
Mexico			213,967	212,179
Germany			70,252	76,849
Poland			165,193	203,221
Property, plant and equipment, net			$450,869	$494,401

NOTE 6 - INVENTORIES

	September 30, 2022	December 31, 2021
(Dollars in thousands)
Raw materials	$53,010	$47,392
Work in process	62,476	54,891
Finished goods	78,812	69,816
Inventories, net	$194,298	$172,099

Service wheel and supplies inventory included in other non-current assets in the condensed consolidated balance sheets totaled $10.9 million and $9.7 million at September 30, 2022 and December 31, 2021, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

	September 30, 2022	December 31, 2021
(Dollars in thousands)
Land and buildings	$123,049	$129,826
Machinery and equipment	835,105	861,097
Leasehold improvements and others	7,474	9,831
Construction in progress	73,437	67,529
	1,039,065	1,068,283
Accumulated depreciation	(588,196)	(573,882)
Property, plant and equipment, net	$450,869	$494,401

Depreciation expense for the three and nine months ended September 30, 2022 was $17.3 million and $52.7 million, respectively. Depreciation expense for the three and nine months ended September 30, 2021 was $17.9 million and $55.5 million, respectively.

NOTE 8 – INTANGIBLE ASSETS

The Company’s finite-lived intangible assets as of September 30, 2022 and December 31, 2021 are summarized in the following table.

As of September 30, 2022	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$(9,174)	$174	$—	—
Technology	15,000	(15,290)	290	—	—
Customer relationships	167,000	(109,949)	(5,421)	51,630	1-6
Total finite-lived intangibles	$191,000	$(134,413)	$(4,957)	$51,630

Year Ended December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$(8,503)	$258	$755	1-2
Technology	15,000	(14,172)	430	$1,258	2
Customer relationships	167,000	(95,540)	3,397	$74,857	2-7
Total finite-lived intangibles	$191,000	$(118,215)	$4,085	$76,870

Amortization expense for these intangible assets was $4.5 million and $6.5 million for the three months ended September 30, 2022 and 2021, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021 was $16.3 million and $19.9 million, respectively. The anticipated annual amortization expense for these intangible assets is $19.4 million for 2022, $17.7 million for 2023 and 2024, $8.7 million for 2025, and $2.3 million for 2026.

NOTE 9 – DEBT

A summary of long-term debt and the related weighted average interest rates is shown below:

	September 30, 2022
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
(Dollars in thousands)
Term Loan Facility	$349,200	$(2,982)	$346,218	7.1%
6.00% Senior Notes	213,035	(2,704)	210,331	6.0%
European CapEx loans	12,801	—	12,801	2.3%
Finance leases	2,401	—	2,401	2.8%
	$577,437	$(5,686)	571,751
Less: Current portion			(5,335)
Long-term debt			$566,416

	December 31, 2021
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
(Dollars in thousands)
Term Loan Facility	$349,200	$(4,338)	$344,862	4.1%
6.00% Senior Notes	245,809	(3,441)	242,368	6.0%
European CapEx loans	18,595	—	18,595	2.3%
Finance leases	2,611	—	2,611	2.8%
	$616,215	$(7,779)	608,436
Less: Current portion			(6,081)
Long-term debt			$602,355
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

The indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal, premium, if any, and interest, when due; (ii) failure for 60 days to comply with any obligations, covenants or agreements in the indenture after receipt of written notice from the Bank of New York Mellon, London Branch (“the Trustee”) or holders of at least 30 percent in principal amount of the then outstanding Notes of such failure (other than defaults referred to in the foregoing clause (i)); (iii) default under any mortgage, indenture or instrument for money borrowed by the Company or certain of its subsidiaries, (iv) a failure to pay certain judgments; and (iv) certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Trustee or holders of at least 30 percent in principal amount of the then outstanding Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. These events of default are subject to several important qualifications, limitations and exceptions that are described in the indenture. As of September 30, 2022, the Company was in compliance with all covenants under the indenture governing the Notes.

Senior Secured Credit Facilities

On March 22, 2017, the Company entered into a senior secured credit agreement (“Credit Agreement”) with certain banks and other lenders. The Credit Agreement consisted of a $400.0 million senior secured term loan facility (“Term Loan Facility”), which matures on May 23, 2024, and a $160.0 million revolving credit facility originally maturing on May 23, 2022 (the “Revolving Credit Facility”), together with the Term Loan Facility, the USD Senior Secured Credit Facilities (“USD SSCF”). On May 3, 2021, the Company extended the term of the Revolving Credit Facility under its USD SSCF and reduced the commitment under the facility from $160.0 million to $132.5 million, with $25.0 million of the commitment maturing May 23, 2022 and the remaining $107.5 million maturing October 31, 2023. The commitment remaining under the USD SSCF was $107.5 million as of September 30, 2022 following the $25.0 million maturity on May 23, 2022. The extension was treated as a modification of the revolving credit facility and the related debt issuance costs have been recognized as a deferred charge in other non-current assets and are being amortized ratably over the remaining term of the extended facility.

Borrowings under the Term Loan Facility bear interest at a rate equal to, at the Company’s option, either (a) LIBOR for the relevant interest period, adjusted for statutory requirements, subject to a floor of 0.00 percent per annum, plus an applicable rate of 4.00 percent or (b) a base rate, subject to a floor of 2.00 percent per annum, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50 percent and (3) LIBOR for an interest period of one month plus 1.00 percent, in each case, plus an applicable rate of 3.00 percent.

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

As of September 30, 2022, the Company had repaid $50.8 million under the Term Loan Facility resulting in a balance of $349.2 million. In addition, the Company had no borrowings outstanding under the Revolving Credit Facility, outstanding letters of credit of $4.8 million and available unused commitments under this facility of $102.7 million as of September 30, 2022.

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

In addition, the Credit Agreement contains customary default provisions, representations and warranties and other covenants. The Credit Agreement also contains a provision permitting the Lenders to accelerate the repayment of all loans outstanding under the USD SSCF during an event of default. As of September 30, 2022, the Company was in compliance with all covenants under the Credit Agreement.

European Debt

In connection with the acquisition of UNIWHEELS AG, the Company assumed $70.7 million of outstanding debt. At September 30, 2022, $3.9 million of the assumed debt remained outstanding. This debt matures March 31, 2024 and is collateralized by financed equipment, guaranteed by Superior and bears interest at 2.2 percent. Covenants under the loan agreement include a default provision for non-payment, as well as a material adverse change default provision pursuant to which the lender could accelerate the loan maturity. As of September 30, 2022, the Company was in compliance with all covenants under the loan agreement.

During the second quarter of 2021, the Company amended its European Revolving Credit Facility (“EUR SSCF”), extending the term to May 22, 2023 and increasing the applicable margin and commitment fees, while maintaining the €60.0 million commitment. All other terms of the EUR SSCF remained unchanged. At September 30, 2022, the Company had no borrowings outstanding, outstanding letters of credit of $0.4 million (€0.4 million) and available unused commitments under this facility of $58.5 million (€59.6 million). The EUR SSCF bears interest at Euribor (with a floor of 0.00 percent) plus a margin (ranging from 2.05 percent to 3.50 percent based on the net debt leverage ratio of Superior Industries Europe AG and its wholly owned subsidiaries, collectively “Superior Europe AG”), currently 2.05 percent. The annual commitment fee for unused commitments (ranging from 0.625 percent to 1.225 percent based on the net debt leverage ratio of Superior Europe AG) is currently 0.625 percent per annum. In addition, a management fee is assessed equal to 0.07 percent of borrowings outstanding at each month end. The commitment fee is included in interest expense. Superior Europe AG has pledged substantially all of its assets, including land and buildings, receivables, inventory, and other moveable assets (other than collateral associated with equipment loans) as collateral under the EUR SSCF.

The EUR SSCF is subject to a number of restrictive covenants that, among other things, restrict, subject to certain exceptions, the ability of Superior Europe AG to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends or distributions, or repurchase our capital stock, prepay, redeem, or repurchase any subordinated indebtedness, and enter into agreements which limit our ability to incur liens on our assets. In addition, the EUR SSCF includes an annual pay down provision requiring outstanding balances to be repaid but not reborrowed for a period of three business days and a material adverse change default provision pursuant to which the lender could accelerate the loan maturity. At September 30, 2022, Superior Europe AG was in compliance with all covenants under the EUR SSCF.

The balance of certain post-acquisition equipment loans was $8.9 million as of September 30, 2022. The loans bear interest at 2.3 percent, mature September 30, 2027 and require quarterly principal and interest payments. The loans are secured with liens on the financed equipment and are subject to covenants that, among other things, include a material adverse change default provision pursuant to which the lender could accelerate the loan maturity, as well as a provision that restricts the ability of Superior Europe AG to reduce its ownership interest in Superior Industries Production Germany GmbH, its wholly owned subsidiary, and the borrower under the loan. The Company drew down €10.6 million on these equipment loans in the first quarter of 2020 and drew the remaining €1.4 million in the first quarter of 2021. Quarterly installment payments of $0.5 million (€0.5 million) under the loan agreements began in June of 2021. At September 30, 2022, the Company was in compliance with all covenants under the loans.

Debt maturities as of September 30, 2022, which are due in the next five years and thereafter, are as follows:

Debt Maturities	Amount
(Dollars in thousands)
Three remaining months of 2022	$2,021
2023	5,110
2024	352,087
2025	215,090
2026	1,877
Thereafter	1,252
Total debt liabilities	$577,437

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

The difference between the redemption value of the redeemable preferred stock and the carrying value (the “premium”) is being accreted over the period from the date of issuance through September 14, 2025 using the effective interest method. The accretion is treated as a deemed dividend, recorded as a charge to retained earnings and deducted in computing earnings per share (analogous to the treatment for stated and participating dividends paid on the redeemable preferred stock). The cumulative premium accretion as of September 30, 2022 and December 31, 2021 was $81.3 million and $64.4 million, respectively, resulting in adjusted redeemable preferred stock balances of $216.8 million and $199.9 million, respectively.
NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss), after deducting preferred dividends and accretion and European non-controlling redeemable equity dividends, by the weighted average number of common shares outstanding. For purposes of calculating diluted earnings per share, the weighted average shares outstanding includes the dilutive effect of outstanding stock options and time and performance based restricted stock units under the treasury stock method. The redeemable preferred shares discussed in Note 10, “Redeemable Preferred Stock” have not been included in the diluted earnings per share because the inclusion of such shares on an as converted basis would be anti-dilutive for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(Dollars in thousands, except per share amounts)
Basic Earnings Per Share:
Net (loss) income	$(351)	$(7,180)	$20,563	$7,637
Less: Redeemable preferred stock dividends and accretion	(9,192)	(8,598)	(27,103)	(25,310)
Less: European non-controlling redeemable equity dividend	(20)	(96)	(42)	(134)
Basic numerator	$(9,563)	$(15,874)	$(6,582)	$(17,807)
Basic loss per share	$(0.35)	$(0.61)	$(0.25)	$(0.69)
Weighted average shares outstanding – Basic	27,016	26,129	26,779	25,938
Diluted Earnings Per Share:
Net (loss) income	$(351)	$(7,180)	$20,563	$7,637
Less: Redeemable preferred stock dividends and accretion	(9,192)	(8,598)	(27,103)	(25,310)
Less: European non-controlling redeemable equity dividend	(20)	(96)	(42)	(134)
Diluted numerator	$(9,563)	$(15,874)	$(6,582)	$(17,807)
Diluted loss per share	$(0.35)	$(0.61)	$(0.25)	$(0.69)
Weighted average shares outstanding – Basic	27,016	26,129	26,779	25,938
Dilutive effect of common share equivalents	—	—	—	—
Weighted average shares outstanding – Diluted	27,016	26,129	26,779	25,938

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

The income tax provision for the three and nine months ended September 30, 2022 was $2.0 million and $10.9 million, respectively, on pre-tax income of $1.6 million and $31.5 million, resulting in effective income tax rates of 121.7 percent and 34.6 percent, respectively. The effective income tax rate for the three and nine months ended September 30, 2022 differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position and the mix of earnings among tax jurisdictions.

The income tax provision for the three and nine months ended September 30, 2021 was $1.8 million and $3.6 million, respectively, on a pre-tax loss of $5.3 million and pre-tax earnings of $11.2 million, resulting in effective income tax rates of (34.5) percent and 31.9 percent, respectively. The effective income tax rate for the three months ended September 30, 2021 differs from the statutory rate primarily due to U.S. valuation allowances and the mix of earnings among tax jurisdictions. The effective income tax rate for the nine months ended September 30, 2021 differs from the statutory rate primarily due to U.S. valuation allowances and the mix of earnings among tax jurisdictions, partially offset by a favorable adjustment to a tax credit and reversal of an uncertain tax position.

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

Lease expense and cash flow for the three and nine months ended September 30, 2022 and 2021 and operating and finance lease assets and liabilities, average lease term and average discount rate as of September 30, 2022 and December 31, 2021 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Lease Expense
(Dollars in thousands)
Finance lease expense:
Amortization of right-of-use assets	$258	$335	$831	$1,006
Interest on lease liabilities	15	20	44	65
Operating lease expense	634	727	1,979	2,375
Total lease expense	$907	$1,082	$2,854	$3,446

Cash Flow Components
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$15	$20	$44	$65
Operating cash outflows from operating leases	641	884	2,110	2,687
Financing cash outflows from finance leases	258	367	805	1,012
Right-of-use assets obtained in exchange for finance lease liabilities, net of terminations and disposals	519	50	854	885
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations and disposals	45	76	277	284

			September 30, 2022	December 31, 2021
Balance Sheet Information
(Dollars in thousands, except lease term and discount rate)
Operating leases:
Other non-current assets			$8,251	$10,772
Accrued liabilities			$(2,010)	$(2,371)
Other non-current liabilities			(6,561)	(8,860)
Total operating lease liabilities			$(8,571)	$(11,231)

Finance leases:
Property, plant and equipment gross			$7,449	$6,603
Accumulated depreciation			(5,475)	(4,644)
Property, plant and equipment, net			$1,974	$1,959
Current portion of long-term debt			$(916)	$(982)
Long-term debt (less current portion)			(1,485)	(1,629)
Total finance lease liabilities			$(2,401)	$(2,611)

Lease Term and Discount Rates
Weighted-average remaining lease term - finance leases (years)			3.4	3.4
Weighted-average remaining lease term - operating leases (years)			5.0	5.0
Weighted-average discount rate - finance leases			2.8%	2.8%
Weighted-average discount rate - operating leases			3.6%	3.6%

Future minimum payments under our leases as of September 30, 2022 are as follows:

	Amount
Lease Maturities	Finance Leases	Operating Leases
(Dollars in thousands)
Three remaining months of 2022	$916	$814
2023	691	2,293
2024	431	2,038
2025	254	1,893
2026	146	1,758
Thereafter	62	476
Total	2,500	9,272
Less: Imputed interest	(99)	(701)
Total lease liabilities, net of interest	$2,401	$8,571

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

For the nine months ended September 30, 2022, payments to retirees or their beneficiaries totaled approximately $1.1 million. We presently anticipate benefit payments in 2022 to total $1.4 million. The following table summarizes the components of net periodic pension cost for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(Dollars in thousands)
Interest cost	$218	$206	$654	$618
Net amortization	83	96	249	290
Net periodic pension cost	$301	$302	$903	$908

NOTE 15 - STOCK-BASED COMPENSATION

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “Plan”) was approved by stockholders in May 2018, authorizing us to issue up to 4.35 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock and performance restricted stock units to our officers, key employees, non-employee directors and consultants. In May 2021, the stockholders approved an amendment to the Plan that, among other things, increased the authorized shares by 2 million. At September 30, 2022, there were 0.2 million shares available for future grants under this Plan. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

Under the terms of the Plan, each year eligible participants are granted time value restricted stock units (“RSUs”), vesting ratably over a three-year period, and performance restricted stock units (“PSUs”), with three-year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the Company’s common stock, with accrued dividends.

RSU, PSU and option activity for the nine months ended September 30, 2022 is summarized in the following table:

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price
Balance at December 31, 2021	966,429	$4.62	2,484,581	$6.67	9,000	$16.76
Granted	515,491	3.93	667,345	5.33	—	—
Settled	(580,551)	4.73	(719,659)	6.68	—	—
Forfeited or expired	(4,570)	3.77	(109,166)	7.24	(9,000)	16.76
Balance at September 30, 2022	896,799	$4.16	2,323,101	$6.26	—	$—

Awards estimated to vest in the future	896,799	$4.16	2,097,894	$6.28	—	$—

Stock-based compensation expense for the three months ended September 30, 2022 and 2021 was $1.8 million and $2.5 million, respectively. Stock-based compensation for the nine months ended September 30, 2022 and 2021 was $6.5 million and $6.8 million, respectively. Unrecognized stock-based compensation expense related to non-vested awards of $9.1 million is expected to be recognized over a weighted average period of approximately 1.7 years as of September 30, 2022.

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

The Company purchases electricity and natural gas requirements for its manufacturing operations in Poland from a single energy distributor. On May 31, 2022, the energy distributor filed a motion to commence reorganization proceedings. The motion was approved by the reorganization court on June 21, 2022. The court appointed administrator filed a motion on behalf of the energy distributor to rescind its supply agreements with the Company, which the reorganization court approved on August 16, 2022. On August 23, 2022, the Company filed an appeal to contest the rescission of the supply agreements. The Company expects that a decision in the appeal may be rendered in November 2022. If the supply agreements are ultimately rescinded, the Company will have to pay market rates for its electricity and natural gas since price commitments under the existing supply agreements would no longer be in effect. If the appellate court affirms the rescission of the supply agreements, the Company believes that market rates would apply prospectively (after the date of the appellate decision), but no assurances can be given. In the alternative, the possible impact on the Company’s energy purchases through September 30, 2022 could be approximately $20.0 million. The Company would contest retroactive application of the rescission and believes that the court would not render its decision on this issue until late 2023. Furthermore, the Company believes retroactive application of the rescission is not probable and, therefore, we have not recognized any provision for this contingent loss in our condensed consolidated financial statements as of September 30, 2022.

Superior and its energy distributor, as well as the parent company of the energy distributor, have filed various claims against one another. These claims generally request the court to determine whether Superior's energy contracts with the energy distributor were valid during the period December 2021 through May 2022. In December 2021, the Company’s energy distributor informed the

Company it would no longer supply energy, notwithstanding its contractual obligation to continue supply. Following a request from the Company, the court enjoined the energy distributor from terminating supply to the Company. In February 2022, the Company filed a claim requesting the court affirm the validity of the energy supply agreements, which contained favorable hedged purchase contracts. The energy distributor contested the Company’s validity claims. A hearing on the validity of the contracts will occur in November 2022. If the court concludes that the energy contracts were not valid during this period, Superior could be required to pay up to an additional $12.0 million for its energy purchases. Any such adverse judgment would be appealed by the Company. A final conclusion in this matter is anticipated to take 18-24 months. We have concluded that a ruling in favor of the claim is not probable and, therefore, we have not recognized any provision for this contingent loss in our condensed consolidated financial statements as of September 30, 2022.

Casualty Loss

On July 21, 2021, the city of Werdohl, Germany and surrounding area experienced torrential rains which resulted in extensive flooding. The flooding caused damage to our Werdohl manufacturing facility and production was temporarily halted on July 14, 2021. On July 16, 2021, operations at the facility resumed with the exception of the paint line and certain machining operations, which were brought on-line later in the third quarter of 2021. During the quarter ended September 30, 2021, the Company recognized a net casualty loss of $1.5 million which was included in other expense. There was only nominal disruption to our ability to fulfill orders and deliver product to our customers due to the expeditious resumption of operations at the facility.

NOTE 17 – RECEIVABLES FACTORING

The Company sells certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash provided by operating activities. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes. During the three months ended September 30, 2022 and 2021, the Company sold trade receivables totaling $243.0 million and $174.4 million, respectively, and incurred factoring fees of $1.0 million and $0.5 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company sold trade receivables totaling $697.7 million and $558.4 million, respectively, and incurred factoring fees of $2.4 million and $1.5 million, respectively. As of September 30, 2022 and December 31, 2021, receivables of $117.1 million and $97.6 million, respectively, had been factored and had not yet been paid by customers to the respective financial institutions. The collective limit under our factoring arrangements increased from $125.1 million as of December 31, 2021 to $145.1 million as of September 30, 2022.

NOTE 18 – RESTRUCTURING

During the fourth quarter of 2021, the Company announced a reduction in its workforce at Werdohl, Germany. As a result, the Company recognized a restructuring charge of $4.5 million in cost of sales, principally comprised of termination and related benefits. During the nine months ended September 30, 2022, the Company paid severance and other costs of $1.0 million.

During the third quarter of 2019, the Company initiated a plan to significantly reduce production and manufacturing operations at its Fayetteville, Arkansas location, recognizing restructuring expenses of $14.8 million in cost of sales. On July 15, 2021, the Company consummated the sale of the Fayetteville facility for a net sales price of $7.1 million, resulting in a gain of $4.4 million which was credited against selling, general and administrative expenses. During the three and nine months ended September 30, 2021, we recognized additional charges to cost of sales of $0.6 million and $3.3 million, respectively, principally related to relocation costs for redeployed machinery and equipment and environmental remediation and repairs required under the sale agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have included or incorporated by reference in this Quarterly Report on Form 10-Q (including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management’s current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, the impact of COVID-19 and the resulting supply chain disruptions, energy costs and semiconductor chip shortages, as well as the Ukraine Conflict, on our future growth and earnings. Any statement that is not historical in nature is a forward-looking statement and may be identified using words and phrases such as “expects”, “anticipates”, “believes”, “will”, “will likely result”, “will continue”, “plans to”, “could”, “continue”, “estimates” and similar expressions. These statements include our belief regarding general automotive industry and market conditions and growth rates, as well as general domestic and international economic conditions.

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

Executive Overview

Overview of Superior

Superior Industries International, Inc.’s (referred to herein as the “Company”, “Superior”, or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. We employ approximately 7,600 full-time employees, operating in eight manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and we believe we are the #1 European aluminum wheel aftermarket manufacturer and supplier. Our OEM aluminum wheels accounted for approximately 94 percent of our sales in the first nine months of 2022 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Ford, GM, Honda, Jaguar-Land Rover, Lucid Motors, Mazda, Mercedes-Benz Group, Nissan, PSA, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs.

Demand for our products is primarily driven by the production of light vehicles in North America and Europe and customer take rates on specific vehicle platforms that we serve and wheel SKUs that we produce. The majority of our customers’ wheel programs are awarded two to four years in advance. Our purchase orders with OEMs are typically specific to a particular vehicle model.

GM, Ford and VW Group each individually accounted for 10 percent or more of our consolidated sales for the three and nine months ended September 30, 2022 and September 30, 2021. Our sales to these customers for the three and nine months ended September 30, 2022 and 2021 were as follows:

Three Months Ended	September 30, 2022		September 30, 2021
(Dollars in millions)	Percent of Sales	Dollars	Percent of Sales	Dollars
GM	25%	$100.2	26%	$80.6
Ford	17%	$70.1	11%	$34.9
VW Group	14%	$57.5	16%	$49.3

Nine Months Ended	September 30, 2022		September 30, 2021
(Dollars in millions)	Percent of Sales	Dollars	Percent of Sales	Dollars
GM	27%	$333.9	27%	$268.1
Ford	16%	$199.5	14%	$142.8
VW Group	14%	$168.0	13%	$129.4

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

The automotive industry continues to be impacted by the supply chain disruption which emerged as OEM vehicle production resumed and began to scale following the shutdown because of the COVID-19 pandemic. The supply chain disruption includes shortages of semiconductor chips, electric vehicle batteries, shipping containers, steel, resin and foam. In the first nine months of 2022, the semiconductor chip shortage continued to constrain OEM vehicle production. In addition, the Ukraine Conflict has resulted in temporary shutdowns at certain OEM production facilities, which began to affect our production volume in March 2022. Cost inflation, particularly energy, experienced in the first nine months of 2022 is expected to continue due to high energy rates, particularly in Europe where our Polish energy contracts may be terminated as a consequence of our energy distributor commencing reorganization proceedings, as well as the Ukraine Conflict. If our Polish energy contracts are terminated, we will have to purchase energy at prevailing market prices which are substantially higher than previously committed contract prices. While the prices under our OEM contracts are adjusted for changes in the cost of aluminum and certain other costs, our aftermarket contracts do not provide such pass through of aluminum or other costs. Future increases in raw material costs and OEM production volatility may cause our inventory levels to increase, negatively impacting our cash flows.

Automotive industry production volumes in the North American and Western and Central European regions in the first nine months of 2022, as compared to the corresponding periods of 2021 and 2020, are shown below:

Automotive Industry Production (North America and Western and Central Europe)
Nine Months Ended	September 30,			2022 vs 2021	2021 vs 2020
	2022	2021	2020	% Change	% Change
(Units in thousands)
North America	10,790	9,754	9,173	10.6%	6.3%
Western and Central Europe	9,836	9,636	9,305	2.1%	3.6%
Total	20,626	19,390	18,478	6.4%	4.9%

Automotive industry production volumes in our markets increased modestly in the first nine months of 2022 as compared to 2021. While North American production volumes increased 10.6%, Western and Central European production volumes increased only 2.1% primarily due to continuing semiconductor chip shortages and the Ukraine Conflict. The Ukraine Conflict may continue to have an impact on future automotive production volumes and, therefore, Superior production volumes.

In February 2022, prior to the Ukraine Conflict, the forecast by IHS, an independent automotive industry analyst firm, projected that full year 2022 automotive passenger and light truck vehicle production in North America and Western and Central Europe would increase 24.5 percent (17.9 percent in North America and 31.4 percent in Western and Central Europe) over 2021 but would lag 2019 pre-pandemic production volumes by 9.7 percent. The October 2022 IHS forecast now projects that the 2022 production will be 7.7 percent higher than 2021 (10.9 percent in North America and 4.5 percent in Western and Central Europe) but 18.2 percent lower than 2019. The IHS forecast projects that production volumes in North America and Western and Central Europe will increase 7.1 percent in 2023 (6.4 percent in North America and 7.9 percent in Western and Central Europe). While semiconductor manufacturers have announced plans to expand capacity over the next several years, it is unclear when automotive industry semiconductor chip shortages will subside.

Sustainability

Superior published our 2022 Sustainability Report on August 31, 2022. That report reflected the results of the materiality assessment Superior conducted in 2021 to identify the sustainability interests of our stakeholders to develop our sustainability strategy. Based on that input, Superior remains committed to reducing natural gas, electricity, and water consumption, solid waste and air emissions at our facilities. All Superior manufacturing plants have implemented Environmental Management Systems that are ISO14001 certified and are subject to annual audits by an independent third party.

Our 2022 Sustainability Report confirmed our goal to be carbon neutral by 2039 and reported the carbon footprint of our global operations. In 2021, we reduced our carbon footprint by approximately 9% and our emissions per pound of aluminum shipped by 18% versus 2020 levels. We continue to explore opportunities to:

•
reduce fuel consumption and greenhouse gas emissions and
•
offer low or zero carbon wheels to our customers.

Furthermore, our research and development team continues to develop light weighting solutions, such as our patented Alulite™ technology, and aerodynamic solutions that will assist in reducing our customers’ carbon footprint. We also collaborate with our customers and suppliers regarding sustainability practices throughout their supply chains.

Overview of the Third Quarter of 2022

The following charts show the operational performance in the quarter ended September 30, 2022 in comparison to the quarter ended September 30, 2021 ($ in millions):

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

Results of Operations

	Three Months Ended
	September 30, 2022	September 30, 2021	Net Change
(Dollars in thousands, except per share data)
Net sales
North America	$240,340	$180,496	$59,844
Europe	165,385	130,284	35,101
Net sales	405,725	310,780	94,945
Cost of sales	377,368	292,637	(84,731)
Gross profit	28,357	18,143	10,214
Percentage of net sales	7.0%	5.8%	1.2%
Selling, general and administrative expenses	16,097	10,769	(5,328)
Income from operations	12,260	7,374	4,886
Percentage of net sales	3.0%	2.4%	0.6%
Interest expense, net	(10,406)	(10,619)	213
Other expense, net	(239)	(2,094)	1,855
Income tax provision	(1,966)	(1,841)	(125)
Net loss	$(351)	$(7,180)	$6,829
Percentage of net sales	(0.1)%	(2.3)%	2.2%
Diluted loss per share	$(0.35)	$(0.61)	$0.26
Value added sales (1)	$177,692	$162,198	$15,494
Value added sales adjusted for foreign exchange (1)	$192,312	$162,198	$30,114
Adjusted EBITDA (2)	$36,138	$29,777	$6,361
Percentage of net sales	8.9%	9.6%	(0.7)%
Percentage of value added sales	20.3%	18.4%	1.9%
Unit shipments in thousands	3,777	3,500	277

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

Shipments

Wheel unit shipments were 3.8 million for the third quarter of 2022 compared to unit shipment volumes of 3.5 million for the same period in 2021, an increase of 7.9 percent. The increase was comprised of a 12.0 percent increase in unit shipment volumes in North America and 2.7 percent increase in European shipment volumes.

Net Sales

Net sales for the third quarter of 2022 were $405.7 million, compared to net sales of $310.8 million for the same period in 2021, an increase of 30.6 percent. The increase in revenue was due to higher aluminum and other cost pass throughs to our OEM customers of $79.4 million and $19.7 million attributable to higher unit shipment volumes and favorable product mix, offset by $18.8 million of unfavorable Euro foreign exchange.

Cost of Sales

Cost of sales was $377.3 million for the third quarter of 2022 compared to cost of sales of $292.6 million for the same period in 2021. The $84.7 million increase in cost of sales was mainly due to higher raw material costs of $77.4 million and higher conversion costs of $14.8 million, as well as $17.4 million attributable to higher unit shipment volumes and product mix. This increase was partially offset by a reduction in cost of sales of $21.5 million due to foreign exchange primarily related to the Euro.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense was $16.1 million for the third quarter of 2022 as compared to SG&A expense of $10.8 million for the same period in 2021. The increase in SG&A expense is mainly attributable to the $4.4 million gain recognized on the sale of our Fayetteville, Arkansas facility in the third quarter of 2021.

Net Interest Expense

Net interest expense for the third quarter of 2022 was $10.4 million and was relatively flat as compared to net interest expense of $10.6 million for the same period in 2021.

Other Income (Expense)

Other expense, net, was $0.2 million for the third quarter of 2022 compared to $2.1 million for the same period in 2021. The $1.9 million decrease is primarily attributable to a net casualty loss of $1.5 million recognized in the third quarter of 2021 as the result of a flood that occurred at our Werdohl, Germany location in July of 2021.

Income Tax (Provision) Benefit

The income tax provision for the third quarter of 2022 was $2.0 million on pre-tax income of $1.6 million, representing an effective income tax rate of 121.7 percent. This differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position and the mix of earnings among tax jurisdictions. The income tax provision for the third quarter of 2021 was $1.8 million on a pre-tax loss of $5.3 million, representing an effective income tax rate of (34.5) percent. This differs from the statutory rate primarily due to U.S. valuation allowances and the mix of earnings among tax jurisdictions.

Net Income (Loss)

Net loss for the third quarter of 2022 was $0.4 million, or a loss of $0.35 per diluted share, compared to a loss of $7.2 million, or a loss of $0.61 per diluted share, for the same period in 2021.

Segment Sales and Income from Operations

	Three Months Ended
	September 30, 2022	September 30, 2021	Change
(Dollars in thousands)
Selected data
Net sales
North America	$240,340	$180,496	$59,844
Europe	165,385	130,284	35,101
Total net sales	$405,725	$310,780	$94,945
Income from operations
North America	$10,526	$12,581	$(2,055)
Europe	1,734	(5,207)	6,941
Total income from operations	$12,260	$7,374	$4,886

North America

Net sales for our North American segment for the third quarter of 2022 increased 33.2 percent while unit shipment volumes increased 12.0 percent, compared to the same period in 2021. The $59.8 million increase in net sales was primarily due to $51.8 million in higher aluminum and other cost pass throughs to our OEM customers, as well as higher unit shipment volumes. North American segment income from operations for the third quarter of 2022 decreased by $2.1 million, as compared to the third quarter of 2021, primarily due to higher conversion costs of $4.4 million in 2022 and the $4.4 million gain on sale of the Fayetteville, Arkansas facility recognized in 2021, partially offset by $7.5 million attributable to higher shipment volumes, favorable product mix and the timing of certain inflationary cost recoveries.

Europe

Net sales for our European segment for the third quarter of 2022 increased 26.9 percent while unit shipment volumes increased 2.7 percent, compared to the same period in 2021. The $35.1 million increase in net sales was due to $27.6 million of aluminum and other cost pass throughs as well as favorable product mix and higher unit shipment volumes of $26.3 million, partially offset by unfavorable foreign exchange of $18.8 million. European segment income from operations for the third quarter of 2022 was $6.9 million higher than the same period in the prior year primarily due to the timing of certain inflationary cost recoveries of $11.0 million, partially offset by inflationary cost increases in labor, utilities and other manufacturing costs.

Overview of the First Nine Months of 2022

The following chart shows the operational performance in the nine months ended September 30, 2022 in comparison to the nine months ended September 30, 2021 ($ in millions):

Results of Operations

	Nine Months Ended
	September 30, 2022	September 30, 2021	Net Change
(Dollars in thousands, except per share data)
Net sales
North America	$727,215	$549,457	$177,758
Europe	510,568	466,983	43,585
Net sales	1,237,783	1,016,440	221,343
Cost of sales	1,126,212	922,637	(203,575)
Gross profit	111,571	93,803	17,768
Percentage of net sales	9.0%	9.2%	(0.2)%
Selling, general and administrative expenses	49,768	45,190	(4,578)
Income from operations	61,803	48,613	13,190
Percentage of net sales	5.0%	4.8%	0.2%
Interest expense, net	(30,706)	(31,378)	672
Other income (expense), net	355	(6,028)	6,383
Income tax provision	(10,889)	(3,570)	(7,319)
Net income	$20,563	$7,637	$12,926
Percentage of net sales	1.7%	0.8%	0.9%
Diluted loss per share	$(0.25)	$(0.69)	$0.44
Value added sales (1)	$552,619	$564,931	$(12,312)
Value added sales adjusted for foreign exchange (1)	$585,748	$564,931	$20,817
Adjusted EBITDA (2)	$136,694	$129,345	$7,349
Percentage of net sales	11.0%	12.7%	(1.7)%
Percentage of value added sales	24.7%	22.9%	1.8%
Unit shipments in thousands	11,865	12,193	(328)

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

Shipments

Wheel unit shipments were 11.9 million for the first nine months of 2022 compared to unit shipment volumes of 12.2 million in the prior year period, a decrease of 2.7 percent. The decrease was driven by an 8.9 percent decrease in European unit shipment volumes, partially offset by a 2.7 percent increase in unit shipment volumes in North America.

Net Sales

Net sales for the first nine months of 2022 were $1,237.8 million, compared to net sales of $1,016.4 million for the same period in 2021, an increase of 21.8 percent. The increase in net sales was primarily due to $233.6 million of higher aluminum and other cost pass throughs to our OEM customers as well as favorable product mix, offset by $53.3 million of unfavorable Euro foreign exchange and lower unit shipment volumes.

Cost of Sales

Cost of sales was $1,126.2 million for the first nine months of 2022 compared to cost of sales of $922.6 million for the same period in 2021. The increase in cost of sales was primarily due to $210.3 million of higher raw material costs and $27.6 million of higher conversion costs as well as product mix, partially offset by a reduction in cost of sales of $56.1 million due to foreign exchange primarily related to the Euro.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $49.8 million for the first nine months of 2022 compared to SG&A expense of $45.2 million for the same period in 2021. The increase in SG&A expense is mainly attributable to the $4.4 million gain recognized on the sale of our Fayetteville, Arkansas facility in the first nine months of 2021.

Net Interest Expense

Net interest expense for the first nine months of 2022 was $30.7 million which was relatively flat compared to net interest expense of $31.4 million for same period in 2021.

Other Income (Expense)

Other income, net, was $0.4 million for the first nine months of 2022 compared to other expense of $6.0 million for same period in 2021. The 2021 expense was primarily attributable to a $3.5 million increase in the preferred stock embedded derivative liability due to the increase in the Company’s stock price in the first nine months of 2021, as well as a net casualty loss of $1.5 million associated with a flood at our Werdohl, Germany location recognized in the third quarter of 2021.

Income Tax (Provision) Benefit

The income tax provision for the nine months ended September 30, 2022 was $10.9 million on pre-tax income of $31.5 million, representing an effective rate of 34.6 percent. The effective income tax rate for the nine months ended September 30, 2022 differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position and the mix of earnings among tax jurisdictions. The income tax provision for the nine months ended September 30, 2021 was $3.6 million on pre-tax income of $11.2 million, representing an effective rate of 31.9 percent. The effective income tax rate for the nine months ended September 30, 2021 differs from the statutory rate primarily due to U.S. valuation allowances and the mix of earnings among tax jurisdictions, partially offset by a favorable adjustment to a tax credit and the reversal of an uncertain tax position.

Net Income (Loss)

Net income for the first nine months of 2022 was $20.6 million, or a loss of $0.25 per diluted share, compared to net income of $7.6 million, or a loss of $0.69 per diluted share, for the same period in 2021.

Segment Sales and Income from Operations

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change
(Dollars in thousands)
Selected data
Net sales
North America	$727,215	$549,457	$177,758
Europe	510,568	466,983	43,585
Total net sales	$1,237,783	$1,016,440	$221,343
Income from operations
North America	$54,772	$37,964	$16,808
Europe	7,031	10,649	(3,618)
Total income from operations	$61,803	$48,613	$13,190

North America

Net sales for our North American segment for the first nine months of 2022 increased 32.4 percent, while the unit shipment volumes increased by 2.7 percent compared to the same period in 2021. The $177.8 million increase in net sales was primarily due to $165.7 million in higher aluminum and other cost pass throughs to our OEM customers and higher unit shipment volumes. North American segment income from operations for the first nine months of 2022 increased by $16.8 million compared to the first nine months of 2021 primarily due to the timing of certain inflationary cost recoveries and higher volumes of $13.8 million.

Europe

Net sales for our European segment for the first nine months of 2022 increased 9.3 percent despite an 8.9 percent decline in unit shipment volumes, compared to the same period in 2021. The increase in net sales of $43.6 million was primarily due to $67.8 million in higher aluminum and other cost pass throughs and $29.0 million primarily due to favorable product mix and the timing of certain inflationary cost recoveries, partially offset by unfavorable foreign exchange of $53.3 million. European segment income from operations for the first nine months of 2022 was $3.6 million lower than the prior year primarily due to inflationary cost increases in labor, utilities and other manufacturing costs and unabsorbed fixed costs due to lower production volumes of $24.5 million, offset by the timing of certain inflationary cost recoveries.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2022, our cash and cash equivalents totaled $121.8 million compared to $76.1 million and $113.5 million at September 30, 2021 and December 31, 2021, respectively. Our sources of liquidity primarily include cash and cash equivalents, cash provided by operating activities, borrowings under available debt facilities, and factoring arrangements for trade receivables. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $202.3 million and 1.7:1.0, respectively, at September 30, 2022, versus $172.4 million and 1.7:1.0 at December 31, 2021. Although the Company continues to effectively manage all elements of working capital, receivables and inventories have increased in 2022 largely due to higher raw material costs.
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

Balances outstanding under the Term Loan Facility, Notes and equipment loans as of September 30, 2022 were $349.2 million, $213.0 million and $12.8 million, respectively. The redeemable preferred stock balance was $216.8 million as of September 30, 2022. The Term Loan Facility matures May 23, 2024 and the Notes mature June 15, 2025. The redeemable preferred stock may be unconditionally redeemed on or after September 14, 2025 at the redemption amount, currently $300 million, provided the Company has sufficient available funds. Under Delaware law, any redemption payment would be limited to the “surplus” that our Board determines is available to fund a full or partial redemption without rendering us insolvent. The shares of preferred stock that have not been redeemed would continue to receive an annual dividend of 9 percent on the original stated value per share, plus any accrued and unpaid dividends, which would be paid quarterly. The Board would have to evaluate on an ongoing basis the ability of the Company to make any further redemption payments until the full redemption amount has been paid. The Company intends to refinance its debt obligations, including the Term Loan Facility and Notes, prior to maturity. As a part of any refinancing, the Company will review its overall capital structure and may evaluate other sources of capital which could include issuance of common stock or restructuring of the preferred stock.

On May 3, 2021, the Company extended the term of the Revolving Credit Facility under its USD SSCF. The commitment under the facility was reduced from $160.0 million to $132.5 million, with $25.0 million of the commitment maturing May 23, 2022 and the remaining $107.5 million maturing October 31, 2023. The commitment remaining under the USD SSCF was $107.5 million as of September 30, 2022 following the $25.0 million maturity on May 23, 2022. During the second quarter of 2021, the Company amended the EUR SSCF, extending the term to May 22, 2023 and increasing the applicable margins and commitment fees, while maintaining the €60.0 million commitment. Our liquidity totaled $283.0 million at September 30, 2022, including cash on hand of $121.8 million and available unused commitments under credit facilities of $161.2 million.

As part of our ongoing efforts to improve our cash flow and related liquidity, we negotiate with suppliers to optimize our terms and conditions, including extended payment terms. Beginning in 2021, the Company receives extended payment terms for a portion of our purchases with one of our principal aluminum suppliers in exchange for a nominal adjustment to the product pricing. The payment terms provided to us are consistent with aluminum industry norms, as well as those offered to the supplier’s other customers. The supplier intends to finance these extended terms by factoring receivables due from us with a financial institution. We are not a party to the supplier’s factoring agreement with the financial institution. We remit payments directly to our supplier, except with respect to product purchased under extended terms which have been factored by the supplier. These payments are remitted directly to the financial institution in accordance with the payment terms originally negotiated with our supplier. As of September 30, 2022, the Company owed $29.5 million to the financial institution which is included in accounts payable in the Company’s condensed consolidated balance sheets. The Company made $103.1 million in payments to the financial institution pursuant to the supplier’s factoring arrangement for the nine months ended September 30, 2022. These payments are included in cash flows from operations within the condensed consolidated statements of cash flows.

As of September 30, 2022, we had no significant off-balance sheet arrangements other than factoring of $117.1 million of our trade receivables.

The following table summarizes the cash flows from operating, investing and financing activities as reflected in the condensed consolidated statements of cash flows.

	Nine Months Ended
	September 30, 2022	September 30, 2021
(Dollars in thousands)
Net cash provided by (used in) operating activities	$74,431	$(14,578)
Net cash used in investing activities	(45,560)	(40,982)
Net cash used in financing activities	(16,410)	(18,875)
Effect of exchange rate changes on cash	(4,093)	(1,871)
Net increase (decrease) in cash and cash equivalents	$8,368	$(76,306)

Operating Activities

Net cash provided by operating activities was $74.4 million for the first nine months of 2022 compared to net cash used in operating activities of $14.6 million for the same period in 2021. The increase in cash flow provided by operating activities was primarily driven by lower use of cash for working capital and increased profitability.

Investing Activities

Net cash used in investing activities was $45.6 million for the first nine months of 2022 compared to $41.0 million for the same period in 2021. The increase in cash used in investing activities was primarily due to proceeds of $6.6 million on the sale of the Fayetteville, Arkansas facility which reduced net cash used in investing activities in 2021.

Financing Activities

Net cash used in financing activities was $16.4 million for the first nine months of 2022 compared to net cash used in financing activities of $18.9 million for the same period in 2021. This decrease is primarily due to $4.3 million of financing fees incurred in 2021 in connection with the extension of the Revolving Credit Facility under the USD SSCF, partially offset by $1.7 million in proceeds from European equipment loans issued in 2021.

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

The following table reconciles our net sales, the most directly comparable U.S. GAAP financial measure, to our value added sales and value added sales adjusted for foreign exchange:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(Dollars in thousands)
Net sales	$405,725	$310,780	$1,237,783	$1,016,440
Less: aluminum, other costs, and outside service provider costs	(228,033)	(148,582)	(685,164)	(451,509)
Value added sales	$177,692	$162,198	$552,619	$564,931
Currency impact on current period value added sales	14,620	—	33,129	—
Value added sales adjusted for foreign exchange	$192,312	$162,198	$585,748	$564,931

The following table reconciles our net (loss) income, the most directly comparable U.S. GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(Dollars in thousands)
Net (loss) income	$(351)	$(7,180)	$20,563	$7,637
Interest expense, net	10,406	10,619	30,706	31,378
Income tax provision	1,966	1,841	10,889	3,570
Depreciation	17,325	17,965	52,730	55,520
Amortization	4,535	6,511	16,338	19,926
Integration, restructuring, factoring fees and other (1) (2) (3) (4)	2,257	21	5,468	7,854
Change in fair value or redeemable preferred stock embedded derivative liability (5)	—	—	—	3,460
Adjusted EBITDA	$36,138	$29,777	$136,694	$129,345
Adjusted EBITDA as a percentage of net sales	8.9%	9.6%	11.0%	12.7%
Adjusted EBITDA as a percentage of value added sales	20.3%	18.4%	24.7%	22.9%

(1)
In the third quarter of 2022, we incurred $1.0 million of accounts receivable factoring fees and $1.3 million of various other costs.
(2)
In the first nine months of 2022, we incurred $0.8 million of certain hiring and separation costs, $2.4 million of accounts receivable factoring fees and $2.3 million of other costs.
(3)
In the third quarter of 2021, we incurred $1.6 million of restructuring costs comprised of ongoing fixed costs associated with our Fayetteville, Arkansas facility, relocation and installation costs of repurposed machinery and costs of site preparation activities which occurred as part of the sale of the facility. Additionally, in the third quarter we recognized a gain on sale of $4.4 million related to the sale of the Fayetteville, Arkansas facility. We also incurred $1.5 million of costs from a flood at our Werdohl, Germany facility, $0.7 million in certain hiring and separation costs, $0.5 million of accounts receivables factoring fees and $0.1 million of other costs.
(4)
In the first nine months of 2021, we incurred approximately $4.7 million of restructuring costs comprised of ongoing fixed costs associated with our Fayetteville, Arkansas facility, relocation and installation costs of repurposed machinery and costs of site preparation activities which occurred as part of the sale of the facility. Additionally, we recognized a gain on sale of $4.4 million related to the sale of the Fayetteville, Arkansas facility. We also incurred $1.5 million of costs from a flood at our Werdohl Germany facility, $3.8 million of certain hiring and separation costs, $1.5 million of accounts receivable factoring fees and $0.8 million of other costs.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, except as provided below and as set forth in Note 16 "Commitments and Contingencies" in the Notes to the Condensed Consolidated Financial Statements with respect to the contingencies arising from a contractual dispute with our energy distributor and its parent company, we believe all such matters are adequately provided for, covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position.

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

Item 1A. Risk Factors

In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, we added a risk factor entitled “The Ukraine Conflict may have a material adverse effect on our business, financial condition, results of operations and cash flows” to the risk factors as previously disclosed in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2021, which has been updated in this Quarterly Report on Form 10-Q. Other than as set forth below, there have been no material changes to the risk factors set forth in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2021. However, many of the risk factors set forth in our Form 10-K for the year ended December 31, 2021 may be exacerbated by the Ukraine Conflict and any resulting worsening of the economic environment.

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

The Ukraine Conflict has given rise to macroeconomic risks which could lead to significant declines in global and regional economic growth, particularly in Europe. These risks may not only reduce global demand and automotive production volumes but also have caused, and may continue to cause, further supply chain disruption and drive higher energy and commodity prices, including increases in aluminum, silicon and energy prices, as well as inflation and higher interest rates. Energy prices in Europe, particularly in Poland, increased significantly during the first nine months of 2022. Our OEM customers have at times temporarily shut down production as a result of supply disruption.

The impact of the Ukraine Conflict including economic sanctions and export controls such as restrictions on energy exports, or additional war or military conflict as well as potential responses to such actions by Russia, is currently unknown. It has and may continue to lead to further increases of our costs, affect our supply chain and customers, and reduce our sales, earnings and cash flows. In addition, the continuation of the Ukraine Conflict could lead to other disruptions, instability and volatility in global markets that could adversely impact our operations.

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date: November 3, 2022	/s/ Majdi B. Abulaban
Majdi B. Abulaban President and Chief Executive Officer

Date: November 3, 2022	/s/ C. Timothy Trenary
C. Timothy Trenary Executive Vice President and Chief Financial Officer