Form 10-K
period 2022-12-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2023-03-02
CIK 95552

,

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

Commission file number: 001-6615

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s $0.01 par value common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $106,713,694, based on a closing price of $3.95. On February 24, 2023, there were 27,016,125 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2023 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Detroit, Michigan

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have included or incorporated by reference in this Annual Report on Form 10-K (including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”)) and from time to time our management may make statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management’s current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, the impact of COVID-19, supply chain disruptions, increased energy costs and semiconductor chip shortages, as well as the Ukraine Conflict (as defined herein), on our future growth and earnings. Any statement that is not historical in nature is a forward-looking statement and may be identified using words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to,” “could,” “continue,” “estimates” and similar expressions. These statements include our belief regarding general automotive industry and market conditions and growth rates, as well as general domestic and international economic conditions.

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

ITEM 1 - BUSINESS

Description of Business and Industry

Superior Industries International, Inc.’s (referred to herein as the “Company,” “Superior,” or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. We employ approximately 7,700 full-time employees, operating in eight manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and one of the leading European aluminum wheel aftermarket manufacturers and suppliers. Our OEM aluminum wheels accounted for approximately 94 percent of our sales in 2022 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Ford, GM, Honda, Jaguar-Land Rover, Lucid Motors, Mazda, Mercedes-Benz Group, Nissan, PSA, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs.

Demand for our products is mainly driven by light-vehicle production levels in North America and Europe and customer take rates on specific vehicle platforms that we serve and wheel SKUs that we produce. North American light-vehicle production in 2022 was 14.3 million vehicles, as compared to 13.0 million vehicles in 2021 and 2020, respectively. In Western and Central Europe, light-vehicle production in 2022 was 13.4 million vehicles, as compared to 12.8 million and 13.6 million vehicles in 2021 and 2020, respectively. While industry production volumes in 2020 were adversely impacted by the COVID-19 pandemic, 2021 and 2022 volumes were constrained by the semiconductor chip shortage which started in the first two quarters of 2021, worsened in the last half of the year and continued throughout 2022.

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

GM, Ford and VW Group were our only customers individually accounting for 10 percent or more of our consolidated sales in 2022 and 2021. Our sales to these customers in 2022 and 2021 were as follows:

	2022		2021
(Dollars in millions)	Percent of Sales	Dollars	Percent of Sales	Dollars
GM	26%	$431.3	26%	$362.3
Ford	16%	$253.9	13%	$179.0
VW Group	14%	$223.4	14%	$194.0

The loss of all or a substantial portion of our sales to these customers would have a significant adverse effect on our financial results. Refer to Item 1A, “Risk Factors,” of this Annual Report.

Raw Materials

Aluminum accounted for the vast majority of our total raw material requirements during 2022. Our aluminum requirements are met through purchase orders with major global producers. During 2022, we successfully secured aluminum commitments from our primary suppliers sufficient to meet our production requirements, and we anticipate being able to source aluminum requirements to meet our expected level of production in 2023.

We have contractual price adjustment clauses with our OEM customers to minimize the aluminum price risk, as well as the price risk associated with silicon and alloy premium. In the aftermarket business, we use derivatives to hedge price variability on our aluminum purchases.

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

We may enter into forward contracts, option contracts, swaps, collars or other derivative instruments to hedge the effect of foreign currency fluctuations on expected future cash flows and on certain existing assets and liabilities. In such cases, subsidiaries, whose functional currency is the U.S. dollar or the Euro, may hedge a portion of their forecasted foreign currency costs denominated in the Mexican Peso and Polish Zloty, respectively, in order to reduce the effect of fluctuating foreign currency exchange rates on our margins and cash flows.

Competition

Competition in the market for aluminum wheels is based primarily on delivery, overall customer service, price, quality and technology. Competition is global in nature with a significant volume of exports from Asia into Europe and North America. Some of the key competitors in North America include Central Motor Wheel of America, CITIC Dicastal Co., Ltd., Prime Wheel Corporation, Enkei, Hands Corporation, and Ronal. Key European competitors include Ronal, Borbet, Maxion and CMS. We believe we are the leading manufacturer of alloy wheels in the European aftermarket, where the competition is highly fragmented. Key aftermarket competitors include Alcar, Brock, Borbet, ATU and Mak.

Research and Development

Our policy is to continuously review, improve and develop our engineering capabilities to satisfy our customer requirements in the most efficient and cost-effective manner available. We strive to achieve this objective by attracting and retaining top engineering talent and by maintaining the latest state-of-the-art computer technology to support engineering development. Our engineering centers located in Fayetteville, Arkansas and Lüdensheid, Germany, support our research and development in North America and Europe for our global OEM customers. Research and development of our European aftermarket wheels is performed in Bad Dürkheim, Germany.

Government Regulation

Safety standards in the manufacture of vehicles and automotive equipment have been established under the National Traffic and Motor Vehicle Safety Act of 1966, as amended. We believe that we are in compliance with all federal standards currently applicable to OEM suppliers and to automotive manufacturers.

Environmental Compliance

Our manufacturing facilities, like most other manufacturing companies, are subject to solid waste, water and air pollution control standards mandated by federal, state and local laws. Violators of these laws are subject to fines and, in extreme cases, plant closure. We believe our facilities are in material compliance with all presently applicable standards. The cost of environmental compliance was approximately $2.9 million in 2022 and $3.0 million in 2021. We expect that future environmental compliance expenditures will approximate these levels and will not have a material effect on our consolidated financial position or results of operations. However, climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the vehicles that use our products. Refer to Item 1A, “Risk Factors—We are subject to various environmental laws” of this Annual Report.

Sustainability

We published our 2022 Sustainability Report on August 31, 2022. That report reflected the results of the materiality assessment we conducted in 2021 to identify the sustainability interests of our stakeholders and develop our sustainability strategy. Based on that input, we remain committed to reducing natural gas, electricity and water consumption, solid waste and air emissions at our facilities. All Superior manufacturing plants have implemented Environmental Management Systems that are ISO14001 certified and are subject to annual audits by an independent third party.

The 2022 Sustainability Report confirmed our goal to be carbon neutral by 2039 and reported the carbon footprint of our global operations. We reduced our carbon footprint by approximately 9% and our emissions per pound of aluminum shipped by 18% versus 2020 levels. We continue to explore opportunities to:

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

Employees

As of December 31, 2022, we employed approximately 7,700 full-time employees, with 4,500 employees in North America and 3,200 employees in Europe.

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

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q and any amendments thereto are available, without charge, on or through our website, www.supind.com, under “Investor Relations,” as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (the “SEC”). Also included on our website, www.supind.com, under “Investor Relations,” is our Code of Conduct, which, among others, applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Copies of all SEC filings and our Code of Conduct are also available, without charge, upon request from Superior Industries International, Inc., Investor Relations, 26600 Telegraph Road, Suite 400, Southfield, Michigan 48033.

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

Our business routinely encounters and addresses risks and uncertainties. Our business, results of operations, financial condition and cash flows could be materially adversely affected by the factors described below. Discussion about the important risks that our business encounters can also be found in the MD&A section and in the business description in Item 1, “Business” of this Annual Report. Below, we have described our present view of the most significant risks and uncertainties we face. Additional risks and uncertainties not presently known to us, or that we currently do not consider significant, could also potentially impair our business, results of operations, financial condition and cash flows. Our reactions to these risks and uncertainties as well as our competitors’ and customers’ reactions will affect our future operating results.

Industry and Economic Risks

The automotive industry is cyclical and volatility in the automotive industry could adversely affect our financial performance.

Predominantly, our sales are made to the European and U.S. automotive markets. Therefore, our financial performance depends largely on conditions in the European and U.S. automotive industry, which in turn can be affected significantly by broad economic and financial market conditions. Consumer demand for automobiles is subject to considerable volatility as a result of consumer confidence in general economic conditions, levels of employment, prevailing wages, general levels of inflation, fuel prices and the availability and cost of consumer credit, as well as changing consumer preferences. Demand for aluminum wheels can be further affected by other factors, including pricing and performance comparisons to competitive products. Finally, the demand for our products is influenced by shifts of market share between vehicle manufacturers and the market penetration of the specific vehicle models being sold by our customers. Decreases in demand for automobiles in Europe and the United States could adversely affect the valuation of our productive assets, results of operations, financial condition and cash flows.

We operate in a highly competitive industry and efforts by our competitors to gain market share could adversely affect our financial performance.

The global automotive component supply industry is highly competitive. Competition is based on a number of factors, including delivery, overall customer service, price, quality, technology and available capacity to meet customer demands. Some of our competitors are companies, or divisions or subsidiaries of companies, which are larger and have greater financial and other resources than we do. We cannot ensure that our products will be able to compete successfully with the products of these competitors. In particular, our ability to maintain or increase manufacturing capacity typically requires significant investments in facilities, equipment and personnel. Additionally, as a result of evolving customer requirements, we may incur labor costs at premium rates, experience increased maintenance expenses or have to replace our machinery and equipment on an accelerated basis. Furthermore, the markets in which we compete have attracted new entrants, particularly from low-cost countries. As a result, our sales levels and margins continue to be adversely affected by pricing pressures reflective of significant competition from producers located in low-cost foreign markets, such as China. Such competition with lower cost structures poses a significant threat to our ability to compete globally. These factors have led to our customers awarding business to foreign competitors in the past, and they may continue to do so in the future. In addition, any of our competitors may foresee the course of market developments more accurately, develop products that are superior to our products, have the ability to produce similar products at a lower cost or adapt more quickly to new technologies or evolving customer requirements. Consequently, our products may not be able to compete successfully with competitors’ products.

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

Specific risks to our Company associated with the impact of COVID-19 pandemic include the following:

•
negative impacts to our operations resulting from instability in OEM production schedules, reductions in production volumes and production efficiency levels;
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

To the extent the COVID-19 pandemic or other public health crises adversely affect our operations and global economic conditions more generally, it may also have the effect of heightening many of the other risks described herein.

Risks Relating to our Business, Strategy and Operations

A limited number of customers represent a large percentage of our sales. The loss of a significant customer or decrease in demand could adversely affect our operating results.

GM, VW Group, Ford, Volvo, BMW and Toyota, together, represented 77 percent and 74 percent of our sales in 2022 and 2021, respectively. Global procurement practices, including demand for price reductions may make it more difficult for us to maintain long-term supply arrangements with our customers, and there are no guarantees that we will be able to negotiate supply arrangements with our customers on terms acceptable to us in the future. The contracts we have entered into with most of our customers provide that we will manufacture wheels for a particular vehicle model, rather than manufacture a specific quantity of products. Such contracts range from one year to the life of the model (usually three to five years), typically are nonexclusive and do not require the purchase by the customer of any minimum number of wheels from us. Therefore, a significant decrease in consumer demand for certain key models or group of related models sold by any of our major customers, or a decision by a manufacturer not to purchase from us, or to discontinue purchasing from us, for a particular model or group of models, could adversely affect our results of operations, financial condition and cash flows.

We may be unable to successfully launch new products and/or achieve technological advances which could adversely affect our ability to compete resulting in an adverse impact on our financial condition, operating results and cash flows.

In order to compete effectively in the global automotive component supply industry, we must be able to launch new products and adopt technologies to meet our customers’ demands in a timely manner. However, we cannot ensure that we will be able to install and certify the equipment needed for new product programs in time for the start of production, or that the transitioning of our manufacturing facilities and resources under new product programs will not impact production rates or other operational efficiency measures at our facilities. In addition, we cannot ensure that our customers will execute the launch of their new product programs on schedule. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly. The global automotive industry is experiencing a period of significant technological change. As a result, the success of our business requires us to develop and/or incorporate leading technologies. Such technologies may be subject to rapid obsolescence. Our inability to maintain access to these technologies (either through development or licensing) may adversely affect our ability to compete. If we are unable to differentiate our products, maintain a low-cost footprint or compete effectively with technology-focused new market entrants, we may lose market share or be forced to reduce prices, thereby lowering our margins. Any such occurrences could adversely affect our financial condition, operating results and cash flows.

Increases in the costs and restrictions on availability of raw materials could adversely affect our operating margins and cash flow.

Generally, we obtain our raw materials, supplies and energy requirements from various sources. Although we currently maintain alternative sources, our business is subject to the risk of price increases and periodic delays in delivery. Fluctuations in the prices of raw materials may be driven by the supply and demand for that commodity or governmental regulation, including trade laws and tariffs. If any of our suppliers seek bankruptcy relief or otherwise cannot continue their business as anticipated, the availability or price of raw materials could be adversely affected. Both domestic and international markets in which we operate experienced significant inflationary pressures in fiscal year 2022, which are expected to continue for the near-term. In addition, the Federal Reserve in the United States and other central banks in various countries have raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation could also result in recessionary pressures in many parts of the world. While there has been some improvement in the latter part of 2022, we expect inflationary pressure to continue to impact our raw material and other costs in 2023.

Although our OEM contracts provide for the pass through of fluctuating aluminum and certain other raw material costs, we may not be able to do so in the future. Moreover, we establish our aftermarket selling prices six months in advance of the spring and winter sales periods. The aluminum we use to manufacture wheels contains alloying materials, including silicon. The cost of alloying materials is therefore a component of the overall cost of a wheel. The price of the alloys we purchase is based on certain published market indices; however, many of our OEM customer agreements do not provide price adjustments for changes in market prices of alloying materials. Increases or decreases in the market prices of alloying materials could have a material effect on our operating margins and cash flows. Furthermore, our customers are not obligated to accept energy or other supply cost increases that we may attempt to pass along to them. The inability to pass such cost increases on to our customers could adversely affect our operating margins and cash flows.

In 2021, aluminum prices increased by approximately 45 percent and, while we were able to protect the margins of our OEM business by passing these costs on to our customers, rising aluminum prices increased our investment in working capital and therefore reduced our operating cash flow. In addition, since we are not able to pass aluminum price increases on to our aftermarket customers, the margins of our aftermarket business were adversely affected in 2021 and 2022. While aluminum prices began to decline in the latter part of 2022, they remain somewhat elevated in relation to historical levels. In addition, rising silicon, natural gas and electricity costs have increased significantly beginning in 2021 and, if unabated, could continue to adversely affect our margins in 2023.

Aluminum and alloy pricing, and the timing of our receipt of payment from customers for aluminum and certain other raw material price fluctuations, may have a material effect on our operating margins and cash flows.

The cost of aluminum is a significant component in the overall cost of our wheels and in our selling prices to customers. Our OEM customer prices are adjusted for fluctuations in aluminum based on changes in certain published market indices, but the timing of price adjustments is based on specific customer agreements and can vary from monthly to quarterly. As a result, the timing of aluminum and certain other raw material price adjustments with customers in sales rarely will match the timing of such changes in cost of sales and can result in fluctuations in our gross profit. This is especially true during periods of frequent and dramatic increases or decreases in the market price of aluminum.

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

Purchase of additional shares of Superior Industries Europe AG (formerly UNIWHEELS AG) may require a higher purchase price.

Superior executed a Domination and Profit Loss Transfer Agreement (the “DPLTA”) which became effective in January 2018. According to the terms of the DPLTA, we offered to purchase any outstanding shares of UNIWHEELS AG for cash consideration of €62.18 per share. The cash consideration paid to shareholders for shares tendered under the DPTLA may be subject to change based on appraisal proceedings that the minority shareholders of UNIWHEELS AG have initiated.

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

Furthermore, sales of products to our OEM customers are subject to contracts that involve numerous terms and conditions and incorporate extensive documentation developed throughout the sales and contracting process, including quotes and product specifications. These terms and conditions can be complex and may be subject to differing interpretations, which could result in contractual disputes. Contractual disputes may be costly, time-consuming, may result in contract or relationship terminations, and could harm our reputation as well as also have an adverse effect on our results of operations, financial condition or cash flows.

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

It remains unclear what the U.S. administration or foreign governments, including China, will or will not do with respect to tariffs or other international trade agreements and policies. In 2018, 25% tariffs (the “301 tariffs”) were imposed by the United States Trade Representative (the “USTR”) on various products imported from China, including aluminum wheels, based on Section 301 of the Trade Act of 1974. While the 301 tariffs are currently still in effect, there is a risk they could be removed or not extended. For example, on October 17, 2022, the USTR initiated the second phase of its four-year review of the 301 tariffs, which focuses on the merits of maintaining the tariffs versus taking alternative actions. Removal of these tariffs may increase competitive pressure from Chinese producers who have cost advantages. This may have an adverse effect on our business, financial condition, results of operations and cash flows.

Mexico has passed new labor laws that are intended to make it easier for Mexican workers to unionize. As a result, our cost of manufacturing in Mexico may increase, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

Capital Structure Risks

We do not expect to generate sufficient cash to repay all of our indebtedness (including the Term Loan Facility and Notes) by their respective maturity dates and we may be forced to take other actions to satisfy these obligations, which may not be successful. In addition, we may be unable to repay the redeemable preferred stock upon redemption by the holder.

The Company’s capital structure is heavily leveraged as a result of debt incurred in connection with the 2017 acquisition of our European business, part of which was refinanced on December 15, 2022. At December 31, 2022, our capital structure consisted of:

•
$400.0 million Term Loan Facility (the “Term Loan Facility"), together with the Revolving Credit Facility (as defined below) referred to as the "Senior Secured Credit Facilities" or the "SSCF”;
•
€250.0 million original principal amount of 6.00% Senior Notes due June 15, 2025 (the “Notes”) with an outstanding balance of €217.1 million, or $232.4 million;
•
redeemable preferred stock of $222.8 million (unconditionally redeemable with a $300 million redemption value on or after September 14, 2025 or upon the occurrence of a Redemption Right Event as defined in the Certificate of Designations);
•
equipment loans and finance leases of $15.0 million; and
•
shareholders’ deficit of $25.3 million.

The Company also has available unused commitments under its revolving credit facility (the "Revolving Credit Facility") of $55.2 million at December 31, 2022. In the event unrestricted cash and cash equivalents fall below $37.5 million at any quarter end (or up to $50.0 million following any increases in the commitment under the Revolving Credit Facility), the available commitment under the Revolving Credit Facility would be reduced by the amount of any shortfall. At December 31, 2022, unrestricted cash and cash equivalents substantially exceeded the requirement.

The Revolving Credit Facility and the Term Loan Facility are scheduled to mature on December 15, 2027 and December 15, 2028, respectively. However, in the event the Company has not repaid, refinanced or otherwise extended the Notes beyond the maturity date of the Term Loan Facility by the date 91 days prior to June 15, 2025 or has not redeemed, refinanced or otherwise extended the unconditional redemption date of the redeemable preferred stock beyond the maturity date of the Term Loan Facility by the date 91 days prior to September 14, 2025, the Term Loan Facility and Revolving Credit Facility would mature 91 days prior to June 15, 2025 or September 14, 2025, respectively. In this event, we would be required to pay all amounts outstanding under the SSCF sooner than they otherwise would be due, we may not have sufficient funds available to pay such amounts at that time, and we may not be able to raise additional funds to pay such amounts on a timely basis, on terms we find acceptable, or at all.

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

In the absence of sufficient cash flows, refinancing or adequate funds available under credit facilities, we could face substantial liquidity constraints and might be required to reduce or delay capital expenditures, seek additional capital, sell material assets or operations to attempt to meet our debt service and other obligations. The credit agreements governing the SSCF and the Indenture for the Notes restrict our ability to conduct asset sales and/or use the proceeds from asset sales. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair, and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our debt may accelerate our debt and, to the extent such debt is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our debt.

Under the Certificate of Designations for our redeemable preferred stock, the holders may redeem the preferred stock either as a result of the occurrence of an early redemption event (a change in control, recapitalization, merger, sale of substantially all of the Company’s assets, liquidation or delisting of the Company’s common stock from the NYSE) or unconditionally on or after September 14, 2025. The redemption obligation of our redeemable preferred stock consists of a redemption price equal to the greater of two times the then-current Stated Value (defined in the Certificate of Designations as $150.0 million, plus any accrued and unpaid dividends or dividends paid-in-kind), currently $300.0 million, or the product of the number of common shares into which the redeemable preferred stock could be converted (5.3 million shares currently) and the then-current market price of our common stock. Under Delaware law, any redemption payment would be limited to the “surplus” that our Board determines is available to fund a full or partial redemption without rendering us insolvent. The shares of preferred stock that have not been redeemed would continue to receive a dividend of 9 percent per annum on the then-current Stated Value, as defined in the Certificate of Designations, until such shares of preferred stock are redeemed. The Board would have to evaluate on an ongoing basis the ability of the Company to make any remaining payments until the full redemption amount has been paid. A redemption payment, if required, for some or all of our outstanding shares of preferred stock would negatively impact our liquidity and could adversely affect our business, results of operations and financial condition.

Our substantial indebtedness and the corresponding interest expense could adversely affect our financial condition

We have a significant amount of indebtedness. As of December 31, 2022, our total debt was $647.4 million ($622.0 million net of unamortized debt discount and issuance costs of $25.4 million). Additionally, we had availability of $55.2 million under the Revolving Credit Facility at December 31, 2022. In the event unrestricted cash and cash equivalent balances fall below $37.5 million at any quarter end (or up to a maximum of $50.0 million following any increase in borrowings available under the Revolving Credit Facility), the available commitment under the Revolving Credit Facility would be reduced by the amount of the shortfall. At December 31, 2022, unrestricted cash and cash equivalents exceeded the liquidity requirement and, accordingly, the full commitment was available, less outstanding letters of credit.

A significant portion of our cash flow from operations will be used to pay our interest expense and will not be available for other business purposes. We cannot be certain that our business will generate sufficient cash flow or that we will be able to enter into future financings that will provide sufficient proceeds to meet or pay the interest on our debt.

Subject to the limits contained in the credit agreements governing our SSCF and the indenture governing the Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify.

In addition, the indenture covering the Notes (the “Indenture”) and the credit agreements governing the SSCF and our other debt instruments contain restrictive covenants that among other things, could limit our ability to incur liens, engage in mergers and acquisitions, sell, transfer or otherwise dispose of assets, make investments or acquisitions, redeem our capital stock or pay dividends. In addition, the SSCF requires us to maintain appropriate insurance coverages, including insurance with respect to assets which secure the underlying debt obligations. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the maturity of all of our debt.

A downgrade of our credit rating or a decrease of the prices of the Company’s common stock, the SSCF or the Notes could adversely impact our financial performance.

The Company, its SSCF, and the Notes, are rated by Standard and Poor’s and Moody’s. These ratings are widely followed by investors, customers, and suppliers, and a downgrade by one or both of these rating agencies might cause: suppliers to cancel our contracts, demand price increases, or decrease payment terms; customers to reduce their business activities with us; or investors to reconsider investments in financial instruments issued by Superior, all of which might cause a decrease of the price of our common stock and our Notes.

A decrease in our common stock, Notes and/or Term Loan Facility prices, in turn, might accelerate such negative trends. A reduction in the price of the Notes and Term Loan Facility implies an increase of the yield debt investors demand to provide us with financing, which, in turn, would make it more difficult for us to refinance our existing debt, redeemable preferred stock obligations and/or future debt.

The terms of the credit agreements governing the SSCF, the Indenture, and other debt instruments, as well as the documents governing other debt that we may incur in the future, may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Indenture, the credit agreements governing the SSCF and our other debt instruments, and the documents governing other debt that we may incur in the future, may contain a number of covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:

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
•
enter into agreements which limit the ability of our nonguarantor subsidiaries to pay dividends or make other payments to us;
•
and enter into certain transactions with our affiliates.

In addition, the restrictive covenants in the credit agreements governing the SSCF and other debt instruments require us to maintain specified financial ratios, including a quarterly secured net leverage ratio and a quarterly total net leverage ratio as well as a minimum liquidity. Our ability to meet those financial ratios and tests can be affected by events beyond our control. We may not meet those ratios and tests.

A breach of the covenants or restrictions under the Indenture governing the Notes, under the credit agreements governing the SSCF, or under other debt instruments could result in an event of default under the applicable indebtedness. Such a default may allow the creditors under such facility to accelerate the related debt, which may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreements governing our SSCF would permit the lenders under our revolving credit facilities to terminate all commitments to extend further credit under these facilities. Furthermore, if we were unable to repay the amounts due and payable under the SSCF or under other secured debt instruments, those lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the SSCF. In the event our lenders or holders of the Notes accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:

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

Borrowings under our SSCF are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. As of December 31, 2022, $400.0 million of our debt was variable rate debt. Our anticipated annual interest expense on $400.0 million of variable rate debt at the current rate of 12.3 percent would be $49.2 million. We have entered into interest rate swaps exchanging floating for fixed rate interest payments in order to reduce interest rate volatility. As of December 31, 2022, we had outstanding interest rate swaps with an aggregate notional amount of $250 million, maturing $50 million December 31, 2023, $50 million December 31, 2024 and $150 million December 31, 2025. In the future, we may again enter into interest rate swaps to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

We may be adversely affected by changes in the secured overnight financing rate (“SOFR”) or Euro Interbank Offered Rate (“EURIBOR”) reporting practices, the method in which SOFR or EURIBOR is determined or the use of alternative reference rates.

The interest rates under our SSCF are calculated using SOFR (or, in certain cases, EURIBOR), or alternate base rates. The Federal Reserve Bank of New York (the “FRBNY”) began to publish SOFR in April 2018. SOFR was developed for use in certain U.S. dollar derivatives and other financial contracts as an alternative to the U.S. dollar London interbank offered rate (“U.S. dollar LIBOR”). Although the FRBNY has also begun publishing historical indicative SOFR going back to 2014, such historical indicative data inherently involves assumptions, estimates and approximations. Therefore, SOFR has limited performance history and no actual investment based on the performance of SOFR was possible before April 2018. The level of SOFR in future periods may bear little or no relation to the historical level of SOFR. In addition, the differences between SOFR and U.S. dollar LIBOR may mean that market participants would not consider SOFR a suitable substitute or successor for all of the purposes for which U.S. dollar LIBOR historically has been used (including, without limitation, as a representation of the unsecured short-term funding costs of banks), which may, in turn, lessen market acceptance of SOFR or lead to changes to the method in which SOFR is determined.

On September 21, 2017, the European Central Bank announced that it would be part of a new working group tasked with the identification and adoption of a “risk free overnight rate” to serve as a basis for an alternative to benchmarks used in a variety of financial instruments and contracts used in the euro area. On September 13, 2018, the working group on euro risk-free rates recommended the new euro short-term rate (“€STR”) as the new risk free rate for the euro area. €STR was published for the first time on October 2, 2019. In addition, in response to regulatory scrutiny and applicable legal requirements, the European Money Markets Institute (the “EMMI”), as administrator of EURIBOR, conducted a series of consultations on a proposed reformed hybrid methodology for EURIBOR. In July 2019, EMMI published its EURIBOR Benchmark Statement setting forth its reformed hybrid methodology and received regulatory authorization for the continued administration of EURIBOR.

In the future, SOFR and EURIBOR could be subject to further regulatory scrutiny, reform efforts and/or other actions. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.

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

We are required under the NYSE continued listing standards to maintain a market capitalization of at least $50 million, over a consecutive 30 trading-day period, or maintain stockholders’ equity of at least $50 million. If our market capitalization were to fall below $50 million over a consecutive thirty-day trading period, we would be noncompliant with NYSE continued listing standards which could result in delisting. As of December 31, 2022, our market capitalization was $114.0 million.

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

The impact of tax law changes and tax law interpretation could adversely affect our results of operations, financial condition, cash flows and liquidity.

We may fail to comply with conditions of the state tax incentive programs in Poland.

The Company carries out its business activity in Poland in the area of Tarnobrzeg Special Economic Zone “Euro-Park Wislosan,” sub-zone of Stalowa Wola, Poland which provides various state income tax incentives under certain conditions. The Company conducts its business activity pursuant to permits that stipulate production, trade, and service activities relating to products and services manufactured/provided in the zone. These activities include processing of metals and applying coating on metals, tools, other finished metal products, machines for metallurgy, other parts and accessories for motor vehicles, excluding motorcycles, as well as services relating to recovery of segregated materials and recycled materials. The permits required that certain conditions be met, which include increasing the number of employees, keeping the number of employees at such level and incurring certain levels of capital expenditures. In addition, particular permits indicate deadlines for completion of respective stages of investments.

As of December 31, 2022, the Company has five permits that are effective until 2026. As of December 31, 2022, the Company utilized Polish Zloty 243.5 million of the zone-related credit and has fully utilized all credits available under the permits. The Company believes that we have satisfied all conditions required under the permits, however, if the Polish authorities determined that these conditions were not fully satisfied, the Company would have to repay tax incentives received together with interest which could have a material negative impact on our assets, financial condition, results of operations and cash flows.

Tax regulations in Poland are dynamic and subject to varying interpretations, both inside state authorities and between state authorities and enterprises, which can result in a lack of clarity and consistent application. As a result, tax risks in Poland are higher than in countries with a more developed tax system. Tax settlements and other areas of activity subject to specific regulations (e.g., customs or foreign exchange matters) may be inspected by administrative bodies which are entitled to impose penalties and sanctions. Tax settlements may be subject to inspections for five years from the end of the year in which the tax has been paid. Consequently, the Company may be subject to additional material tax liabilities, based on the result of these tax audits.

We are currently unable to fully deduct interest charges on German and U.S. indebtedness.

The interest deduction barriers under German tax law (Zinsschranke) and U.S. tax law limit the tax deductibility of interest expenses. If no exception to these limits applies, the annual net interest expense (interest expense less interest income) is deductible up to 30 percent of the EBITDA taxable in Germany and up to 30 percent of the EBIT taxable in the United States. Nondeductible interest expenses can be carried forward. Interest carry-forwards are subject to the same tax cancellation rules as tax loss carry-forwards. Whenever interest expenses are not deductible or if an interest carry-forward is lost, the tax burden in future assessment periods could rise, which might have alone, or in combination, a material adverse effect on our assets, financial condition, results of operation or cash flows.

We may be exposed to risks related to existing and future profit and loss transfer agreements executed with German subsidiaries of our European operations.

Profit and loss transfer agreements are one of the prerequisites of the taxation of Superior and its German subsidiaries as a German tax group. For tax purposes, a profit and loss transfer agreement must have a contract term for a minimum of five years. In addition, such agreement must be fully executed. If a profit and loss transfer agreement or its actual execution does not meet the prerequisites for taxation as a German tax group, Superior Industries International Germany GmbH (“SII Germany”), formerly known as Superior Industries International AG, and each subsidiary are taxed on their own income (and under certain circumstances even with retrospective effect). Additionally, 5 percent of dividends from the subsidiary to SII Germany, or other Superior European controlling entities within the European Union would be regarded as nondeductible expenses at the SII Germany level, or level of other Superior European controlling entities. Furthermore, the compensation of a loss of a subsidiary would be regarded as a contribution by SII Germany into the subsidiary and thus, would not directly reduce SII Germany’s profits. As a consequence, if the profit and loss transfer agreements do not meet the prerequisites of a German tax group, this could have a future material adverse effect on our assets, financial condition, results of operations or cash flows.

General Risk Factors

The Ukraine Conflict may have a material adverse effect on our business, financial condition, results of operations and cash flows.

On February 24, 2022, Russia launched a military invasion of Ukraine (the “Ukraine Conflict”). In response to the Russian invasion, various countries have developed comprehensive and coordinated sanctions and export restrictions on Russia, as well as on certain Russian products and certain Russian individuals. These countries and others could impose wider sanctions and take other actions in the future. In addition, the retaliatory measures that have been taken, and could be taken in the future, by NATO, the United States and other countries, have created global security concerns that could result in broader European military and political conflicts and otherwise have a substantial impact on regional and global economies, any or all of which could adversely affect our business, particularly our European operations.

The Ukraine Conflict has also given rise to macroeconomic risks which led, and may continue to lead, to significant declines in global and regional economic growth, particularly in Europe. These risks may not only reduce global demand and automotive production volumes but also have caused, and may continue to cause, further supply chain disruption and drive higher energy and commodity prices, including increases in aluminum, and silicon, as well as inflation and higher interest rates. Energy prices in Europe, particularly in Poland, increased significantly during 2022, partly due to the impact of the Ukraine Conflict and related sanctions and retaliatory measures. Our OEM customers have, at times, temporarily shut down or lowered production as a result of the related supply disruption.

The impact of the Ukraine Conflict, including economic sanctions and export controls such as restrictions on energy exports, or additional military conflict, as well as potential responses to such actions by Russia, is currently unknown. It has led and may continue to lead to further increases of our costs, affect our supply chain and customers, and reduce our sales, earnings and cash flows. In addition, the continuation of the Ukraine Conflict could lead to other disruptions, instability and volatility in global markets that could adversely impact our operations. To the extent the Ukraine Conflict adversely affects our operations and global economic conditions more generally, it may also have the effect of heightening many of the other risks described herein.

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

Due to our operations outside of the United States, we experience exposure to foreign currency gains and losses in the ordinary course of our business. We settle transactions between currencies (i.e., U.S. dollar to Mexican Peso, Euro to U.S. dollar, U.S. dollar to Euro and Euro to Polish Zloty). To the extent possible, we attempt to match the timing and magnitude of transaction settlements between currencies to create a “natural hedge.” Based on our current business model and levels of production and sales activity, the net imbalance between currencies depends on specific circumstances. While changes in the terms of the contracts with our customers will create an imbalance between currencies that we hedge with foreign currency forward or option contracts, there can be no assurances that our hedging program will effectively offset the impact of the imbalance between currencies or that the net transaction balance will not change significantly in the future.

Additionally, we are exposed to commodity and energy price risks due to significant aluminum and silicon raw material requirements and the energy intensive nature of our operations. Natural gas and electricity prices are subject to a number of variables that are outside of our control. We use financial derivatives and fixed-price agreements with suppliers to reduce the effect of any volatility on our financial results. The foreign currency forward or option contracts, the natural gas forward contracts, and the fixed-price agreements we enter into with financial institutions and suppliers are designed to protect us against foreign exchange risks and price risks associated with certain existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. We have a program to hedge a significant portion of our foreign exchange or commodity and energy price exposures, typically for up to 48 months. However, we may choose not to hedge certain foreign exchange or commodity or energy price exposures for a variety of reasons including, but not limited to, accounting considerations, the prohibitive economic cost of hedging particular exposures, or our inability to identify willing counterparties. There is no guarantee that our hedge program will effectively mitigate our exposures to foreign exchange and commodity and energy price changes which could have material adverse effects on our cash flows and results of operations. In addition, fixed-price supplier and derivative contracts are subject to counterparty credit risk.

Fluctuations in foreign currency exchange rates may also affect the USD value of assets and liabilities of our foreign operations, as well as assets and liabilities denominated in nonfunctional currencies, and may adversely affect reported earnings and, accordingly, the comparability of period-to-period results of operations. Changes in currency exchange rates or commodity and energy prices may affect the relative prices at which we and our foreign competitors sell products in the same market. In addition, changes in the value of the relevant currencies or commodities and energy prices may affect the cost of certain items required in our operations. We cannot ensure that fluctuations in exchange rates or commodity and energy prices will not otherwise have a material adverse effect on our financial condition or results of operations or cause significant fluctuations in quarterly and annual results of operations and cash flows.

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

We are also dependent on security measures that some of our third-party customers, suppliers and other service providers take to protect their own systems and infrastructures. Some of these third parties store or have access to certain of our sensitive data, as well as confidential information about their own operations, and as such are subject to their own system disruptions. Any system disruption of any of these third parties’ systems could result in unauthorized access to our information technology systems, cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could adversely affect our financial performance.

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

Our European operations include four locations. The European headquarters is located in Bad Dürkheim, Germany which includes our European management, sales and distribution functions, as well as the logistics center and warehouse for the aftermarket business. The largest European production facility is located in Stalowa Wola, Poland and consists of three plants. Another production facility is located in Werdohl, Germany, where most development work is performed. Our European business also includes a location in Lüdenscheid, Germany, that supports our research and development in Europe. We own all of our manufacturing facilities in Europe and we lease our Lüdenscheid facility and our European headquarters in Bad Dürkheim, Germany.

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

Additionally, reference is made to Note 1, “Summary of Significant Accounting Policies,” Note 8, “Property, Plant and Equipment” and Note 14 “Leases,” in the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

ITEM 3 - LEGAL PROCEEDINGS

We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, except as provided below and as set forth in Note 18 “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements regarding a contractual dispute with the parent company of our energy supplier in Poland as well as an ongoing assessment of a loss contingency with an OEM customer, we believe all such matters are adequately provided for, covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position. Refer to Item 1A, “Risk Factors—We are from time to time subject to litigation, which could adversely affect our results of operations, financial condition or cash flows” of this Annual Report.

In March 2022, the German Federal Cartel Office initiated an investigation related to European light alloy wheel manufacturers, including Superior Industries Europe AG (a wholly owned subsidiary of the Company), on suspicion of conduct restricting competition. The Company is cooperating fully with the German Federal Cartel Office. In the event Superior Industries Europe AG is deemed to have violated the applicable statutes, the Company could be subject to a fine or civil proceedings. At this point, we are unable to predict the duration or the outcome of the investigation.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A -INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information regarding executive officers who are also Directors is contained in our 2023 Proxy Statement under the caption “Election of Directors.” Such information is incorporated into Part III, Item 10, “Directors, Executive Officers and Corporate Governance.” All executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors. The following table sets forth the names, ages and positions of our executive officers.

Name	Age	Position

Majdi B. Abulaban	59	President and Chief Executive Officer
Kevin Burke	54	Senior Vice President and Chief Human Resources Officer
Michael Dorah	57	Senior Vice President and North American President
Joanne M. Finnorn	58	Senior Vice President, Investor Relations, Sustainability and Corporate Secretary
Michael J. Hatzfeld Jr.	50	Vice President of Finance and Corporate Controller
Parveen Kakar	56	Senior Vice President of Sales, Marketing and Product Development
David Sherbin	63	Senior Vice President and General Counsel
C. Timothy Trenary	66	Executive Vice President and Chief Financial Officer

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

Joanne M. Finnorn

Ms. Finnorn is the Company’s Senior Vice President, Investor Relations, Sustainability and Corporate Secretary, a position she has held since June 2022. Ms. Finnorn was Senior Vice President, General Counsel and Corporate Secretary from September 2017 to June 2022. Previously, Ms. Finnorn served as Vice President, General Counsel and Chief Compliance Officer of Amerisure Mutual Insurance Company from February 2016 to August 2017. From 2013 to January 2016, Ms. Finnorn served as General Counsel, HouseSetter LLC, a home monitoring company. Ms. Finnorn began her career as an attorney with General Motors in Detroit before taking the role of General Counsel for GMAC’s European Operations in Zurich, Switzerland. Ms. Finnorn also served as Vice President & General Counsel and Vice President, Subscriber Services for OnStar LLC. Ms. Finnorn obtained a Bachelor of Arts degree from Alma College and a Juris Doctor from Stanford Law School.

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

David Sherbin

Mr. Sherbin is the Company's Senior Vice President and General Counsel, a position he has held since June 2022. Prior to joining Superior, Mr. Sherbin was General Counsel, Senior Vice President, Secretary and Chief Compliance Officer for Aptiv Plc and Secretary, Chief Compliance Officer and Senior Vice President at Delphi Automotive LLP. Previously, Mr. Sherbin served as General Counsel for Pulte Homes and Federal-Mogul Corporation. Mr. Sherbin received an undergraduate degree from Oberlin College and a graduate degree from Cornell Law School.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Superior Common Stock is traded on the NYSE under the symbol “SUP.” As of February 24, 2023, there were approximately 340 holders of record of our common stock.

ITEM 6 – [RESERVED]

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report. This discussion contains forward-looking statements, which involve risks and uncertainties. Please refer to the section entitled “Forward-Looking Statements” at the beginning of this Annual Report immediately prior to Item 1. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in Item 1A, “Risk Factors” and elsewhere in this Annual Report.

Executive Overview

Our principal business is the design and manufacture of aluminum wheels for sale to OEMs in North America and Europe and to the aftermarket in Europe. We employ approximately 7,700 full-time employees, operating in eight manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and one of the leading European aluminum wheel aftermarket manufacturers and suppliers. Our OEM aluminum wheels accounted for approximately 94 percent of our sales in 2022 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Ford, GM, Honda, Jaguar-Land Rover, Lucid Motors, Mazda, Mercedes-Benz Group, Nissan, PSA, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs.

Industry Overview

In 2020, the COVID-19 pandemic introduced significant volatility in the financial markets and had a widespread adverse effect on the automotive industry. In response to the then current industry production environment, we closed production at our European facilities in late March 2020. In North America, our manufacturing operations ceased production in early April 2020. The Company reopened all of its facilities by June 1, 2020, in line with industry demand and finished goods levels, and in accordance with local government requirements. As a result, COVID-19 had a significant adverse effect on our business, results of operations and financial condition in 2020, but this effect had largely subsided by the end of 2020 with the exception of supply chain disruptions which emerged late in 2020 and continued in 2021 and 2022. We are continuing to monitor the resurgence of the virus, including the emergence of new virus variants and the progress of the vaccination efforts.

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

The automotive industry continues to be impacted by the supply chain disruption, which emerged as OEM vehicle production resumed and began to scale following the shutdown because of the COVID-19 pandemic. The supply chain disruption includes shortages of semiconductor chips, electric vehicle batteries, shipping containers, steel, resin and foam. In 2022, the semiconductor chip shortage continued to constrain OEM vehicle production. In addition, the Ukraine Conflict has resulted in temporary shutdowns at certain OEM production facilities, which began to affect our production volume in March 2022. Cost inflation that we experienced in 2022 is expected to continue due to high energy rates, particularly in Europe, as well as the Ukraine Conflict. While the prices under our OEM contracts are adjusted for changes in the cost of aluminum, alloy premium and silicon, our aftermarket contracts do not provide such pass through of these costs. Additionally, future increases in raw material costs and OEM production volatility may cause our inventory levels to increase, negatively impacting our cash flows.

Automotive industry production volumes in the North American and Western and Central European regions, our principal markets, are shown below for the year ended December 31, 2022, as compared to the corresponding periods of 2021 and 2020:

Automotive Industry Production (North America and Western and Central Europe)
Twelve Months Ended	December 31,			2022 vs 2021	2021 vs 2020
	2022	2021	2020	% Change	% Change
(Units in thousands)
North America	14,307	13,047	13,024	9.7%	0.2%
Western and Central Europe	13,428	12,828	13,584	4.7%	(5.6%)
Total	27,735	25,875	26,608	7.2%	(2.8%)

While automotive industry production volumes were initially forecast by IHS, an independent automotive industry analyst firm, in February 2022 to increase nearly 19.1 percent in 2022 (16.6 percent in North America and 21.7 percent in Western and Central Europe), actual industry production volumes increased only 7.2 percent (9.7 percent in North America and 4.7 percent in Western and Central Europe). This was primarily due to continuing semiconductor chip shortages, weaker economies in our principal markets and the Ukraine Conflict. The Ukraine Conflict may continue to have an impact on future automotive production volumes and, therefore, Superior production volumes.

The IHS forecast projects that production volumes in North America and Western and Central Europe will increase 6.2 percent in 2023 (5.4 percent in North America and 7.1 percent in Western and Central Europe). While semiconductor manufacturers have announced plans to expand capacity over the next several years, it is unclear when automotive industry semiconductor chip shortages will subside.

Business Overview

The following chart shows the comparison of our operational performance in 2022 and 2021 (in millions):

The following table is a summary of the Company’s operating results for 2022 and 2021:

Results of Operations

Fiscal Year Ended December 31,	2022	2021
(Dollars in thousands, except per share amounts)
Net sales
North America	$943,713	$744,904
Europe	696,189	639,846
Net sales	1,639,902	1,384,750
Cost of sales	(1,473,515)	(1,270,035)
Gross profit	166,387	114,715
Percentage of net sales	10.1%	8.3%
Selling, general and administrative expenses	68,347	59,339
Income from operations	98,040	55,376
Percentage of net sales	6.0%	4.0%
Interest expense, net	(46,314)	(41,879)
Other expense, net	(588)	(2,306)
Income tax provision	(14,104)	(7,437)
Net income	37,034	3,754
Percentage of net sales	2.3%	0.3%
Diluted earnings (loss) per share	$0.02	$(1.17)
Value added sales (1)	$770,649	$753,669
Value added sales adjusted for foreign exchange (1)	$816,514	$753,669
Adjusted EBITDA (2)	$194,154	$166,713
Percentage of net sales	11.8%	12.0%
Percentage of value added sales	25.2%	22.1%
Unit shipments in thousands	15,592	16,123

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

2022 versus 2021

Shipments

Wheel unit shipments were 15.6 million for 2022, compared to wheel unit shipments of 16.1 million in the prior year, a decrease of 3.3 percent. The decrease was driven by a 10.5 percent decrease in European unit shipment volumes, partially offset by a 3.2 increase in shipment volumes in North America.

Net Sales

Net sales for 2022 were $1,639.9 million compared to net sales of $1,384.8 million in the prior year, an increase of 18.4 percent. The increase in revenue was due to $325.1 million attributable to higher aluminum and other cost pass throughs to our OEM customers, as well as certain inflationary cost recoveries, offset by approximately $71.0 million of unfavorable Euro foreign exchange.

Cost of Sales

Cost of sales was $1,473.5 million for 2022, compared to $1,270.0 million in the prior year, an increase of 16.0 percent. The increase in cost of sales was primarily due to $218.8 million of higher aluminum costs and $36.3 million of higher conversion costs; partially offset by a reduction in cost of sales of $67.0 million due to foreign exchange primarily related to the Euro.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for 2022 were $68.3 million, or 4.2 percent of net sales, compared to $59.3 million, or 4.3 percent of net sales in the prior year. The $9.0 million increase was primarily due to the $4.4 million gain on the sale of our Fayetteville, Arkansas facility recognized in 2021 and $3.1 million increase in costs associated with the increase in gross profit and legal and consulting fees.

Net Interest Expense

Net interest expense for 2022 was $46.3 million compared to net interest expense of $41.9 million in 2021, a $4.4 million increase. The majority of the increase is due to the $3.7 million write off of unamortized debt issuance costs upon repayment of the previously outstanding term loan and termination of the revolving credit facilities. Refer to Note 10 “Debt,” in the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”.

Other Expense

Other expense was $0.6 million in 2022 compared to other expense of $2.3 million in 2021, a decrease of $1.7 million. The higher expense in 2021 is primarily attributable to a net casualty loss of $1.5 million associated with a flood at our Werdohl, Germany location.

Income Tax Provision

The income tax provision for 2022 was $14.1 million on pre-tax income of $51.1 million, representing an effective tax rate of 27.6 percent. The 2022 effective tax rate differs from the statutory rate primarily due to valuation allowances, tax credits, and the mix of earnings among tax jurisdictions. The income tax provision for 2021 was $7.4 million on pre-tax income of $11.2 million, representing an effective income tax rate of 66.5 percent. The 2021 effective tax rate differs from the statutory rate primarily due to the recognition of a valuation allowance on deferred tax assets, nondeductible charges and U.S. tax on foreign earnings, partially offset by a favorable split of pre-tax jurisdictional income.

Net Income (Loss)

Net income in 2022 was $37.0 million, or earnings per diluted share of $0.02, compared to net income of $3.8 million, or a loss per diluted share of $1.17 in 2021.

Segment Sales and Income from Operations

	Year Ended December 31,
	2022	2021	Change
(Dollars in thousands)
Selected data
Net sales
North America	$943,713	$744,904	$198,809
Europe	696,189	639,846	56,343
Total net sales	$1,639,902	$1,384,750	$255,152
Income from operations
North America	$71,772	$50,798	$20,974
Europe	26,268	4,578	21,690
Total income from operations	$98,040	$55,376	$42,664

North America

In 2022, net sales of our North America segment increased 26.7 percent while unit shipments increased 3.2 percent, as compared to the prior year. The $198.8 million increase in net sales was due to higher aluminum and other cost pass throughs to our OEM customers, as well as certain inflationary cost recoveries. North American segment income from operations for 2022 was $21.0 million higher than the prior year primarily due to the timing of inflationary cost recoveries and higher unit shipment volumes of $35.4 million, partially offset by higher selling, general and administrative expenses of $11.1 million, as well as inflationary cost increases in labor, utilities and other manufacturing costs. The increase in selling, general and administrative expenses was due to higher compensation, benefit, legal and other expenses of $6.7 million and the $4.4 million gain on the sale of our Fayetteville, Arkansas facility recognized in 2021.

Europe

In 2022, net sales of our European segment increased 8.8 percent despite an 10.5 percent decline in unit shipment volumes, compared to the prior year. The increase in net sales of $56.3 million was primarily due to $127.2 million in higher aluminum and other cost pass throughs, as well as certain inflationary cost recoveries, partially offset by unfavorable foreign exchange of $71.0 million and lower unit shipment volumes. European segment income from operations for 2022 was $21.7 million higher than the prior year primarily due to the timing of inflationary cost recoveries and product mix of $34.8 million, partially offset by inflationary cost increases in labor, utilities and other manufacturing costs and unabsorbed fixed costs due to lower production volumes.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2022, our cash and cash equivalents totaled $213.0 million compared to $113.5 million at December 31, 2021. Our sources of liquidity primarily include cash and cash equivalents, cash provided by operating activities, borrowings under available debt facilities, factoring arrangements for trade receivables and, from time to time, other external sources of funds. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $257.6 million and 2.0:1, respectively, at December 31, 2022, versus $172.4 million and 1.7:1 at December 31, 2021. The increase in our working capital of $85.2 million is due to a $99.5 million increase in our cash and cash equivalents from the effective management of working capital during an inflationary cost environment throughout 2022, as well as the $24.9 million of residual proceeds from the December 2022 refinancing of a portion of our debt obligations.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, debt facilities, cash and cash equivalents, and we believe these sources will continue to meet our future requirements. Capital expenditures relate to improving production quality and efficiency and extending the useful lives of existing property and expenditures for new product offerings, as well as expanded capacity for existing products. During 2023, we expect that capital expenditures will be approximately $70.0 million, $16.7 million of which has been committed under outstanding purchase orders at December 31, 2022.

In connection with the acquisition of our European operations, we entered into several debt and equity financing arrangements during 2017. On March 22, 2017, we entered into a senior secured credit facility consisting of a $400.0 million term loan facility ("Acquisition Term Loan Facility") and a $160.0 million revolving credit facility (the "US Revolving Credit Facility"), subsequently reduced to $107.5 million by May 2022. On May 22, 2017, we issued 150,000 shares of redeemable preferred stock for an aggregate purchase price of $150.0 million. On June 15, 2017, we issued €250.0 million aggregate principal amount of 6.00% Senior Notes due June 15, 2025 (the “Notes”). Finally, as part of the European business acquisition, we also assumed $70.7 million of outstanding debt, including a €30.0 million European revolving credit facility (the "European Revolving Credit Facility") which was subsequently increased to €60.0 million. In addition, the European business entered into equipment loan agreements totaling $13.4 million (€12.0 million) in the fourth quarter of 2019. The Company drew down €10.6 million on these equipment loans in the first quarter of 2020 and drew the remaining €1.4 million in the first quarter of 2021.

On December 15, 2022, the Company entered into a $400.0 million term loan facility (the "Term Loan Facility") with Oaktree Fund Administration L.L.C., in its capacity as the administrative agent, JPMorgan Chase Bank, N.A., in its capacity as collateral agent, and other lenders party thereto. The Term Loan Facility requires quarterly principal payments of $1.0 million. Additional principal payments may be due with respect to asset sales, debt issuances and as a percentage of cash flow in excess of a specified threshold. Concurrent with the issuance of the Term Loan Facility, the Company entered into a $60.0 million revolving credit facility (the "Revolving Credit Facility") and terminated the previously outstanding $107.5 million US Revolving Credit Facility and €60.0 million European Revolving Credit Facility. The $388.0 million proceeds of the borrowings under the Term Loan Facility (consisting of the $400.0 million aggregate principal less the original issuance discount of $12.0 million) were used to repay the $349.2 million balance outstanding under the Acquisition Term Loan Facility and to pay debt issuance costs and expenses incurred in connection with the Term Loan Facility and Revolving Credit Facility. As a result of the refinancing, our annual interest expense on the Term Loan Facility is expected to increase by more than $20.0 million in 2023.

Balances outstanding under the Term Loan Facility, Notes, and equipment loans as of December 31, 2022 were $400.0 million, $232.4 million, and $12.4 million, respectively. The balance of the redeemable preferred stock was $222.8 million as of December 31, 2022. The Revolving Credit Facility and the Term Loan Facility are scheduled to mature on December 15, 2027 and December 15, 2028, respectively. However, in the event the Company has not repaid, refinanced or otherwise extended the maturity of the Notes beyond the maturity date of the Term Loan Facility by the date 91 days prior to June 15, 2025, the Term Loan Facility and Revolving Credit Facility would mature 91 days prior to June 15, 2025. Similarly, in the event the Company has not redeemed, refinanced or otherwise extended the unconditional redemption date of the redeemable preferred stock beyond the maturity date of the Term Loan Facility by the date 91 days prior to September 14, 2025, the Term Loan Facility and Revolving Credit Facility would mature 91 days prior to September 14, 2025.

The redeemable preferred stock may be unconditionally redeemed at the holder's election on or after September 14, 2025 at the redemption amount, currently $300 million, provided the Company has sufficient available funds. Under Delaware law, any redemption payment would be limited to the “surplus” that our Board determines is available to fund a full or partial redemption without rendering us insolvent. The shares of preferred stock that have not been redeemed would continue to receive an annual dividend of 9 percent on the $150.0 million original stated value, plus any accrued and unpaid dividends, which would be paid quarterly. The Board would have to evaluate on an ongoing basis the ability of the Company to make any further redemption payments until the full redemption amount has been paid. The Company intends to repay, refinance or otherwise extend the Notes prior to their maturity and to redeem, refinance or otherwise extend the unconditional redemption date of the redeemable preferred stock.

As of December 31, 2022, the Company had no outstanding borrowings under the Revolving Credit Facility, outstanding letters of credit of $4.8 million and available unused commitments under the Revolving Credit Facility of $55.2 million. As a result, our liquidity totaled $230.7 million at December 31, 2022, consisting of cash and cash equivalents of $175.5 million ($213.0 million less $37.5 million related to the contractual liquidity required pursuant to the Term Loan Facility and Revolving Credit Facility) and available and unused commitments under the Revolving Credit Facility of $55.2 million.

As part of our ongoing efforts to improve our cash flow and related liquidity, we negotiate with suppliers to optimize our terms and conditions, including extended payment terms. Beginning in 2021, the Company receives extended payment terms for a portion of our purchases with one of our principal aluminum suppliers in exchange for a nominal adjustment to the product pricing. The payment terms provided to us are consistent with aluminum industry norms, as well as those offered to the supplier’s other customers. The supplier intends to finance these extended terms by factoring receivables due from us with a financial institution. We are not a party to the supplier’s factoring agreement with the financial institution. We remit payments directly to our supplier, except with respect to product purchased under extended terms which have been factored by the supplier. These payments are remitted directly to the financial institution in accordance with the payment terms originally negotiated with our supplier. As of December 31, 2022, the Company owed $14.4 million to the financial institution which is included in accounts payable in the consolidated balance sheets. The Company made $141.5 million in payments to the financial institution pursuant to the supplier’s factoring arrangement for the year ended December 31, 2022. These payments are included in cash flows from operations within the consolidated statements of cash flows.

As of December 31, 2022, we had no significant off-balance sheet arrangements other than factoring of $97.2 million of our trade receivables.

The following table summarizes the cash flows from operating, investing, and financing activities as reflected in the consolidated statements of cash flows.

Fiscal Year Ended December 31,	2022	2021
(Dollars in thousands)
Net cash provided by operating activities	152,570	44,885
Net cash used in investing activities	(57,007)	(57,524)
Net cash provided by financing activities	4,505	(24,025)
Effect of exchange rate changes on cash	(519)	(2,286)
Net increase (decrease) in cash and cash equivalents	$99,549	$(38,950)

2022 versus 2021

Operating Activities

Net cash provided by operating activities was $152.6 million in 2022, as compared to $44.9 million in 2021. The increase in cash flow provided by operating activities was primarily driven by lower use of cash for working capital (accounts receivable, inventory and accounts payable) of $70.2 million and increased profitability $33.3 million.

Investing Activities

Net cash used in investing activities was $57.0 million in 2022, relatively flat as compared to $57.5 million in 2021 because of a $7.0 million reduction in capital expenditures which was largely offset by proceeds of $6.6 million from the sale of our Fayetteville, Arkansas facility recognized in 2021.

Financing Activities

Net cash provided by financing activities was $4.5 million in 2022, as compared to net cash used of $24.0 million in 2021. The $28.5 million increase in cash flow provided by financing activities was primarily due to Term Loan Facility proceeds of $388.0 million, less $349.2 million used to repay the previously outstanding term loan and $12.6 million of debt issuance costs related to the Term Loan Facility and Revolving Credit Facility.

NON-GAAP FINANCIAL MEASURES

In this Annual Report, we discuss three important measures that are not calculated according to U.S. GAAP, value added sales, value added sales adjusted for foreign exchange and adjusted EBITDA.

Value added sales represents net sales less the value of aluminum and other costs, as well as outsourced service provider (“OSPs”) costs that are included in net sales. Contractual arrangements with our customers allow us to pass on changes in aluminum and certain other costs. Value added sales adjusted for foreign exchange represents value added sales on a constant currency basis. For entities reporting in currencies other than the U.S. dollar, the current period amounts are translated using the prior year comparative period exchange rates, rather than the actual exchange rates in effect during the current period. Value added sales adjusted for foreign exchange allows users of the financial statements to consider our net sales information both with and without the aluminum, other costs and OSP costs and fluctuations in foreign exchange rates. Management utilizes value added sales adjusted for foreign exchange as a key metric in measuring and evaluating the growth of the Company because it eliminates the volatility of the cost of aluminum and changes in foreign exchange rates. Management utilizes value added sales in calculating adjusted EBITDA margin to eliminate volatility of the cost of aluminum in evaluating year-over-year margin growth.

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

The following table reconciles our net sales, the most directly comparable U.S. GAAP financial measure, to our value added sales and value added sales adjusted for foreign exchange:

Fiscal Year Ended December 31,	2022	2021
(Dollars in thousands)
Net sales	$1,639,902	$1,384,750
Less: aluminum, other costs, and outside service provider costs	(869,253)	(631,081)
Value added sales	$770,649	$753,669
Currency impact on current period value added sales	45,865	—
Value added sales adjusted for foreign exchange	$816,514	$753,669

The following table reconciles our net income, the most directly comparable U.S. GAAP financial measure, to our adjusted EBITDA:

Fiscal Year Ended December 31,	2022	2021
(Dollars in thousands)
Net income	$37,034	$3,754
Interest expense, net	46,314	41,879
Income tax provision	14,104	7,437
Depreciation	70,244	73,343
Amortization	20,928	26,292
Restructuring, factoring fees and other (1) (2)	5,530	14,033
Change in fair value of redeemable preferred stock embedded derivative liability (3)	—	(25)
Adjusted EBITDA	$194,154	$166,713
Adjusted EBITDA as a percentage of net sales	11.8%	12.0%
Adjusted EBITDA as a percentage of value added sales	25.2%	22.1%

(1)
In 2022, we incurred $3.6 million of accounts receivable factoring fees, $1.1 million of hiring and other costs and $0.8 million of restructuring costs.
(2)
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

Revenue Recognition – Revenue estimation uncertainty primarily relates to deferral and recognition of tooling revenue and recognition of certain price adjustments on sales to our OEM customers treated as variable consideration. Tooling revenues, related to the initial tooling reimbursed by our customers, are deferred and recognized over the average life of the vehicle wheel program on a straight-line basis. A portion of our selling prices to OEM customers is attributable to the aluminum content of our wheels. Our selling prices are adjusted for changes in the current aluminum market based upon specified aluminum price indices during specific pricing periods, as agreed with our customers. Selling prices for our OEM customers are also adjusted for changes in current market prices for alloy premium and silicon based on either price indices or other contractually defined terms. Our selling prices also incorporate a wheel weight price component which is based on customer product specifications. We estimate the variable consideration using the “most likely” amount estimation approach. Changes in the prices for aluminum, certain other raw materials and other costs are monitored and revenue is adjusted as changes in the respective indices occur, or as our contracts otherwise stipulate. Weights are monitored, and prices are adjusted as variations arise. Customer contract prices are generally adjusted quarterly to incorporate these price adjustments. In North America, OEM price adjustments due to manufacturing efficiencies are generally recognized as and when negotiated with customers. Contracts with European OEMs generally include annual price reductions based on expected manufacturing efficiencies over the life of the vehicle wheel program which are accrued as revenue is recognized. Adjustments to selling prices in 2022 and 2021 related to prior year revenues were $1.5 million and $2.6 million, respectively.

Fair Value Measurements – The Company applies fair value accounting for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, while other assets and liabilities are measured at fair value on a nonrecurring basis, such as an asset impairment. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

Our derivatives are over-the-counter customized derivative instruments and are not exchange traded. We estimate the fair value of these instruments using the income valuation approach. Under this approach, future cash flows are estimated and discounted to a present value using market-based expectations for interest rates, foreign exchange rates, commodity prices and the contractual terms of the derivative instruments. The discount rate used is the relevant benchmark rate (e.g., SOFR) plus an adjustment for nonperformance risk.

Impairment of Long-Lived Assets – Management evaluates the recoverability and estimated remaining lives of long-lived assets whenever facts and circumstances suggest that the carrying value of the assets may not be recoverable or the useful life has changed. Estimation uncertainty in evaluating recoverability of long-lived assets within a given asset group is primarily related to the assumptions used in estimating the cash flows associated with the respective asset group, as well as the discount rate used in determining fair value in the event of an impairment. The asset group is the unit of accounting for a long-lived asset or group of long-lived assets which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other asset groups. An impairment loss occurs when the carrying value of an asset group (including the carrying value of liabilities associated with the long-lived assets within the asset group) exceeds the undiscounted cash flows expected to be realized from the use and eventual disposition of the respective long-lived assets. Fair value is determined primarily by discounting the estimated expected cash flows. If the carrying amount of an asset group is impaired, a loss is recognized based on the amount by which the carrying value exceeds fair value. The Company’s asset groups consist of the North American and European reportable segments.

Retirement Plans – Subject to certain vesting requirements, our unfunded retirement plan generally provides for a benefit based on final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. The net periodic pension cost and related benefit obligations are primarily based on assumptions regarding the discount rate and the mortality of the participants, among other factors. The net periodic pension costs and related obligations are measured using actuarial techniques and assumptions (refer to Note 15, “Retirement Plans” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report for a description of these assumptions).

The following information illustrates the sensitivity to a change in certain assumptions of our unfunded retirement plan as of December 31, 2022. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

The effect of the indicated increase (decrease) in selected factors is shown below (in thousands):

		Increase (Decrease) in:
Assumption	Percentage Change	Projected Benefit Obligation at December 31, 2022	2023 Net Periodic Pension Cost
Discount rate	+1.0%	$(2,068)	$92
Rate of compensation increase	+1.0%	$152	$8

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

As of December 31, 2022, substantially all our U.S. and certain German deferred tax assets, net of deferred tax liabilities, were subject to valuation allowances. If our financial results continue to improve, our assessment of the realization of our net deferred tax assets could result in the release of some or all the valuation allowances. Such a release would result in a material non-cash income tax benefit in the period of release and the recording of additional deferred tax assets. There is a reasonable possibility that within the next six to eighteen months, sufficient positive evidence becomes available to reach a conclusion that all or a significant portion of the valuation allowances against our US net deferred tax assets would no longer be required.

Our accounting for the valuation of deferred tax assets represents our best estimate of future events. Changes in our current estimates, due to unanticipated market conditions, governmental legislative actions or events, could have a material effect on our ability to utilize our deferred tax assets. At December 31, 2022 and 2021, deferred tax assets were $104.7 million and $102.1 million, respectively, and valuation allowances against those deferred tax assets were $67.6 million and $69.4 million (refer to Note 13, “Income Taxes” in the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report for additional information).

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Consolidated Financial Statements of Superior Industries International, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Superior Industries International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Superior Industries International, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Income Taxes — Refer to Notes 1 and 13 to the financial statements

Critical Audit Matter Description

The Company operates in many different geographic locations and is subject to foreign, U.S. federal, state and local taxes applicable to each of the respective jurisdictions. Determining the provision for income taxes, the realizability of deferred tax assets and the recognition and measurement of tax positions requires management to make assumptions and judgments regarding the application of complex tax laws and regulations as well as projected future taxable income, eligible carry forward periods, and tax planning strategies.

The Company recorded an income tax provision of $14.1 million for the year ended December 31, 2022 and net deferred tax assets of $31.7 million, net of a valuation allowance of $67.6 million, and unrecognized tax benefits and related interest and penalties of $32.3 million as of December 31, 2022. Accounting for income taxes requires management to make assumptions and judgments. Performing audit procedures to evaluate the reasonableness of management’s assumptions and judgments required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists.

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
•
For a selection of tax positions, we evaluated the application of relevant tax laws and regulations and the reasonableness of management’s assessments of whether certain tax positions are more-likely-than-not of being sustained.

/s/ Deloitte & Touche LLP

Detroit, Michigan

March 2, 2023

We have served as the Company's auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Superior Industries International, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Superior Industries International, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 2, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Detroit, Michigan

March 2, 2023

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except per share data)

Fiscal Year Ended December 31,	2022	2021
NET SALES	$1,639,902	$1,384,750
Cost of sales	1,473,515	1,270,035
GROSS PROFIT	166,387	114,715
Selling, general and administrative expenses	68,347	59,339
INCOME FROM OPERATIONS	98,040	55,376
Interest expense, net	(46,314)	(41,879)
Other expense, net	(588)	(2,306)
INCOME BEFORE INCOME TAXES	51,138	11,191
Income tax provision	(14,104)	(7,437)
NET INCOME	$37,034	$3,754
EARNINGS (LOSS) PER SHARE – BASIC	$0.02	$(1.17)
EARNINGS (LOSS) PER SHARE – DILUTED	$0.02	$(1.17)

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

Fiscal Year Ended December 31,	2022	2021
Net income	$37,034	$3,754
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	86	(20,529)
Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	29,773	(8,370)
Tax (provision) benefit	(878)	1,057
Change in unrecognized gains (losses) on derivative instruments, net of tax	28,895	(7,313)
Defined benefit pension plan:
Actuarial gains on pension obligation, net of amortization	7,724	1,314
Tax provision	—	—
Pension changes, net of tax	7,724	1,314
Other comprehensive income (loss), net of tax	36,705	(26,528)
Comprehensive income (loss)	$73,739	$(22,774)

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

Fiscal Year Ended December 31,	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$213,022	$113,473
Accounts receivable, net	72,725	83,447
Inventories, net	178,688	172,099
Income taxes receivable	2,261	4,957
Other current assets	42,218	30,279
Total current assets	508,914	404,255
Property, plant and equipment, net	473,960	494,401
Deferred income tax assets, net	35,187	27,715
Intangibles, net	51,497	76,870
Other noncurrent assets	64,181	50,906
Total assets	$1,133,739	$1,054,147
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$158,049	$153,197
Short-term debt	5,873	6,081
Accrued expenses	74,108	71,525
Income taxes payable	13,300	1,076
Total current liabilities	251,330	231,879
Long-term debt (less current portion)	616,145	602,355
Noncurrent income tax liabilities	8,524	8,289
Deferred income tax liabilities, net	3,468	3,913
Other noncurrent liabilities	55,733	77,089
Commitments and contingent liabilities (Note 18)	—	—
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized – 1,000,000 shares
Issued and outstanding – 150,000 shares outstanding at December 31, 2022 and December 31, 2021	222,753	199,897
European noncontrolling redeemable equity	1,083	1,146
Shareholders’ deficit:
Common stock, $0.01 par value
Authorized – 100,000,000 shares
Issued and outstanding – 27,016,125 and 26,163,077 shares at December 31, 2022 and December 31, 2021	111,105	103,214
Accumulated other comprehensive loss	(89,269)	(125,974)
Retained earnings	(47,133)	(47,661)
Total shareholders’ deficit	(25,297)	(70,421)
Total liabilities, mezzanine equity and shareholders’ deficit	$1,133,739	$1,054,147

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands, except per share data)

	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT JANUARY 1, 2022	26,163,077	$103,214	$(9,051)	$(6,133)	$(110,790)	$(47,661)	$(70,421)
Net income	—	—	—	—	—	37,034	37,034
Change in unrecognized gains/(losses) on derivative instruments, net of tax	—	—	28,895	—	—	—	28,895
Change in defined benefit plans, net of taxes	—	—	—	7,724	—	—	7,724
Net foreign currency translation adjustment	—	—	—	—	86	—	86
Common stock issued, net of shares withheld for employee taxes	853,048	—	—	—	—	—	—
Stock-based compensation	—	7,891	—	—	—	—	7,891
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(36,453)	(36,453)
European noncontrolling redeemable equity dividend	—	—	—	—	—	(53)	(53)
BALANCE AT DECEMBER 31, 2022	27,016,125	$111,105	$19,844	$1,591	$(110,704)	$(47,133)	$(25,297)

	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT JANUARY 1, 2021	25,591,930	$95,247	$(1,738)	$(7,447)	$(90,261)	$(17,323)	$(21,522)
Net income	—	—	—	—	—	3,754	3,754
Change in unrecognized gains/(losses) on derivative instruments, net of tax	—	—	(7,313)	—	—	—	(7,313)
Change in defined benefit plans, net of taxes	—	—	—	1,314	—	—	1,314
Net foreign currency translation adjustment	—	—	—	—	(20,529)	—	(20,529)
Common stock issued, net of shares withheld for employee taxes	571,147	—	—	—	—	—	—
Stock-based compensation	—	7,967	—	—	—	—	7,967
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(34,050)	(34,050)
European noncontrolling redeemable equity dividend	—	—	—	—	—	(42)	(42)
BALANCE AT DECEMBER 31, 2021	26,163,077	$103,214	$(9,051)	$(6,133)	$(110,790)	$(47,661)	$(70,421)

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Fiscal Year Ended December 31,	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,034	$3,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,172	99,635
Income tax, noncash changes	(9,264)	(1,958)
Stock-based compensation	9,679	9,479
Amortization of debt issuance costs	8,654	4,436
Other noncash items	(470)	(10,505)
Changes in operating assets and liabilities:
Accounts receivable	10,180	(38,233)
Inventories	(11,282)	(26,371)
Other assets and liabilities	(3,273)	6,607
Accounts payable	5,051	(1,691)
Income taxes	15,089	(268)
NET CASH PROVIDED BY OPERATING ACTIVITIES	152,570	44,885
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(57,157)	(64,113)
Proceeds from sale of fixed assets	150	6,589
NET CASH USED IN INVESTING ACTIVITIES	(57,007)	(57,524)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	388,000	1,658
Repayments of debt	(354,408)	(4,967)
Cash dividends paid	(13,648)	(13,543)
Financing costs paid and other	(12,589)	(4,340)
Payments related to tax withholdings for stock-based compensation	(1,788)	(1,512)
Finance lease payments	(1,062)	(1,321)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,505	(24,025)
Effect of exchange rate changes on cash	(519)	(2,286)
Net increase (decrease) in cash and cash equivalents	99,549	(38,950)
Cash and cash equivalents at the beginning of the period	113,473	152,423
Cash and cash equivalents at the end of the period	$213,022	$113,473

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Superior Industries International, Inc.’s (referred to herein as the “Company,” “Superior,” or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. We employ approximately 7,700 full-time employees, operating in eight manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and one of the leading European aluminum wheel aftermarket manufacturers and suppliers. Our OEM aluminum wheels accounted for approximately 94 percent of our sales in 2022 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Ford, GM, Honda, Jaguar-Land Rover, Lucid Motors, Mazda, Mercedes-Benz Group, Nissan, PSA, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs. We have determined that our North American and European operations should be treated as separate reportable segments as further described in Note 5, “Business Segments.”

Presentation of Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions are eliminated in consolidation.

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

Aluminum is the primary material component in our inventories. The Company had three aluminum suppliers in 2022 and two aluminum suppliers in 2021 which individually exceeded 10 percent of total aluminum purchases and, in the aggregate, represented 61.4 percent and 56.2 percent of our total aluminum purchases, respectively.

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

When property, plant and equipment is replaced, retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any resulting gain or loss on the disposition of an operating asset is included in income or loss from operations and is classified as a part of selling, general and administrative expenses. Any gain or loss on the disposition of a nonoperating asset, as well as any casualty gain or loss, is included in other income or expense.

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

Intangible Assets

Intangible assets are finite-lived assets consisting of brand names, technology and customer relationships. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives (since the pattern in which the asset will be consumed cannot be reliably determined).

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

Gains and losses arising from foreign currency transactions and the effects of remeasurement discussed in the preceding paragraph are recorded in other income or expense. We recognized foreign currency transaction and remeasurement gains of $1.35 million and $0.3 million in 2022 and 2021, respectively.

Revenue Recognition

Revenue is recognized when performance obligations under our contracts are satisfied. Generally, this occurs upon shipment when control of products transfers to our customers. At this point, revenue is recognized in an amount reflecting the consideration we expect to be entitled to under the terms of our contract.

The Company maintains long-term business relationships with our OEM customers and aftermarket distributors; however, there are no definitive long-term volume commitments under these arrangements. Volume commitments are limited to near-term customer requirements authorized under purchase orders or production releases generally with delivery periods of approximately one month. Sales do not involve any significant financing component since customer payment is generally due 40-60 days after shipment. Contract assets and liabilities consist of customer receivables and deferred revenues related to tooling.

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

Prices allocated to production, service and replacement wheels are based on prices established in our customer purchase orders which represent the standalone selling price. Prices for service and replacement wheels are commensurate with production wheels with adjustment for any special packaging. In addition, prices are subject to adjustment for changes in commodity prices for aluminum, alloy premium and silicon, as well as production efficiencies and wheel weight variations from specifications used in pricing. These price adjustments are treated as variable consideration. Customer tooling reimbursement is generally based on quoted prices or cost not to exceed quoted prices.

We estimate variable consideration by using the “most likely” amount estimation approach. For commodity prices, initial estimates are based on the commodity index at contract inception. Changes in commodity prices are monitored and revenue is adjusted as changes in the commodity index occur. Prices incorporate the wheel weight price component based on product specifications. Weights are monitored, and prices are adjusted as variations arise. In North America OEM price adjustments due to manufacturing efficiencies are generally recognized as and when negotiated with customers. Contracts with European OEMs generally include annual price reductions based on expected manufacturing efficiencies over the life of the vehicle wheel program which are accrued as revenue is recognized. Customer contract prices are generally adjusted quarterly to incorporate price adjustments.

Under the Company’s policies, shipping costs are treated as a cost of fulfillment. In addition, the Company does not disclose remaining performance obligations under its contracts since contract terms are substantially less than a year (generally less than one month). Our revenue recognition practices and related transactions and balances are further described in Note 2, “Revenue.”

Stock-Based Compensation

We account for stock-based compensation using the estimated fair value recognition method. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. Refer to Note 17, “Stock-Based Compensation” for additional information concerning our stock-based compensation awards.

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

In 2022 and 2021, we have provided deferred income taxes for the estimated U.S. federal and state income tax, foreign income tax and applicable withholding taxes on unremitted earnings of subsidiaries.

Cash Paid for Interest and Taxes and Noncash Investing Activities

Cash paid for interest was $38.2 million and $36.7 million, respectively, for the years ended December 31, 2022 and 2021. Cash paid for income taxes was $8.0 million and $10.5 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, we had purchased but not yet paid for equipment of $9.3 million and $11.2 million, respectively, which are included in accounts payable and accrued expenses in our consolidated balance sheets.

Adoption of New Accounting Standards

ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” As of January 1, 2022, we adopted this standard on a prospective basis. The standard requires entities to disclose information about any transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. Disclosures under ASU 2021-10 include: information about the nature of the transactions and the related accounting policy used to account for the transactions, the financial statement line items affected by the transactions, the amounts applicable to each financial statement line item and significant terms and conditions of the transactions, including commitments and contingencies. The adoption of this accounting standard did not have a material effect on our financial statements or disclosures since we have not received any significant governmental assistance.

Accounting Standards Issued But Not Yet Adopted

Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In June 2016, the Financial Accounting Standards Board issued ASU 2016-13 which requires entities to use a new impairment model based on current expected credit losses (“CECL”) rather than incurred losses. Under CECL, estimated credit losses would incorporate relevant information about past events, current conditions and reasonable and supportable forecasts and any expected credit losses would be recognized at the end of the period. As a smaller reporting company (as defined under SEC regulations), the Company is required to adopt the standard January 1, 2023. We do not expect that adoption of the standard will result in any cumulative adjustment nor have any material effect on our financial statements or disclosures since our credit losses have been (and are expected to remain) immaterial due to the financial strength of our OEM customers and the relatively short term nature of our contractual terms with our OEM and aftermarket customers.

Accounting Standards Update (ASU) 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” In September 2022, the Financial Accounting Standards Board issued ASU 2022-04 which requires that a buyer in a supplier finance program disclose the key terms of the program, including a description of the payment terms. For the obligations that the buyer has confirmed as valid to the finance provider or intermediary, the buyer must disclose: the amount outstanding that remains unpaid by the buyer as of the end of each year, a description of where those obligations are presented in the balance sheet and a rollforward of those obligations during the year, including the amount of obligations confirmed and the amount of obligations subsequently paid. This standard becomes effective for fiscal years beginning January 1, 2023, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. In adopting this standard, disclosures currently included in management's discussion and analysis regarding supply chain financing will be incorporated into the notes to the consolidated financial statements along with disclosure of payment terms under the program, as well as a roll forward of the amounts owed to the financial institution which has discounted supplier receivables.

NOTE 2 - REVENUE

The Company disaggregates revenue from contracts with customers into our reportable segments, North America and Europe. Revenues by segment for the years ended December 31, 2022 and 2021 are summarized in Note 5, “Business Segments”.

The opening and closing balances of the Company’s receivables and current and long-term contract liabilities are as follows:

	December 31, 2022	December 31, 2021	Change
(Dollars in thousands)
Customer receivables	$63,565	$74,887	$(11,322)
Contract liabilities—current	6,251	6,887	(636)
Contract liabilities—noncurrent	8,355	10,526	(2,171)

The changes in the contract liability balances primarily result from timing differences between our performance and customer payment while the decrease in customer receivables is primarily due to the decrease in the fourth quarter 2022 aluminum prices and shipping volumes. During the years ended December 31, 2022 and 2021, the Company recognized tooling reimbursement revenue of $10.5 million and $13.1 million, respectively, which had been deferred in prior periods and was previously included in contract liability (deferred revenue), as well as revenue on tooling invoiced, deferred and recognized in the current and prior year. During the year ended December 31, 2022 and 2021, the Company recognized revenue of $1.5 million and $2.6 million, respectively, from obligations satisfied in prior periods as a result of adjustments to pricing estimates for production efficiencies and other revenue adjustments.

NOTE 3 - FAIR VALUE MEASUREMENTS

The Company applies fair value accounting for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, while other assets and liabilities are measured at fair value on a nonrecurring basis, such as an asset impairment. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

Derivative Financial Instruments

Our derivatives are over-the-counter customized derivative instruments and are not exchange traded. We estimate the fair value of these instruments using the income valuation approach. Under this approach, we project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, commodity prices and the contractual terms of the derivative instruments. The discount rate used is the relevant benchmark rate (e.g., SOFR) plus an adjustment for nonperformance risk.

The following tables categorize items measured at fair value at December 31, 2022 and 2021:

		Fair Value Measurement at Reporting Date Using
December 31, 2022		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$34,960	$—	$34,960	$—
Total	$34,960	$—	$34,960	$—
Liabilities			.
Derivative contracts	$11,780	$—	$11,780	$—
Total	$11,780	$—	$11,780	$—

		Fair Value Measurement at Reporting Date Using
December 31, 2021		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$10,362	$—	$10,362	$—
Total	$10,362	$—	$10,362	$—
Liabilities			.
Derivative contracts	$19,711	$—	$19,711	$—
Total	$19,711	$—	$19,711	$—

Debt Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these securities (Level 2). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below:

	December 31, 2022	December 31, 2021
(Dollars in thousands)
Estimated aggregate fair value	$615,394	$605,874
Aggregate carrying value (1)	647,443	616,215

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

To help mitigate gross margin and cash flow fluctuations due to changes in foreign currency exchange rates, certain of our subsidiaries, whose functional currency is the U.S. dollar or the Euro, hedge a portion of their forecasted foreign currency costs denominated in the Mexican Peso and Polish Zloty, respectively. We may hedge portions of our forecasted foreign currency exposure up to 48 months.

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

The following tables display the fair value of derivatives by balance sheet line item at December 31, 2022 and December 31, 2021:

	December 31, 2022
	Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$11,210	$15,890	$2,873	$5,212
Foreign exchange forward contracts not designated as hedging instruments	603	—	192	—
Aluminum forward contracts designated as hedging instruments	—	—	1,213	—
Natural gas forward contracts designated as hedging instruments	498	655	1,520	770
Interest rate swap contracts designated as hedging instruments	4,112	1,992	—	—
Total derivative financial instruments	$16,423	$18,537	$5,798	$5,982

	December 31, 2021
	Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$3,161	$2,194	$1,845	$13,565
Foreign exchange forward contracts not designated as hedging instruments	579	—	3	—
Aluminum forward contracts designated as hedging instruments	2,677	39	—	—
Natural gas forward contracts designated as hedging instruments	1,294	418	135	276
Interest rate swap contracts designated as hedging instruments	—	—	3,887	—
Total derivative financial instruments	$7,711	$2,651	$5,870	$13,841

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	December 31, 2022		December 31, 2021
	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$462,783	$19,015	$458,769	$(10,055)
Foreign exchange forward contracts not designated as hedging instruments	39,726	411	24,419	576
Aluminum forward contracts designated as hedging instruments	9,495	(1,213)	37,609	2,716
Natural gas forward contracts designated as hedging instruments	13,500	(1,137)	8,915	1,301
Interest rate swap contracts designated as hedging instruments	250,000	6,104	200,000	(3,887)
Total derivative financial instruments	$775,504	$23,180	$729,712	$(9,349)

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

The following tables summarize the gain or loss recognized in accumulated other comprehensive income or loss (“AOCI”), the amounts reclassified from AOCI into earnings, and the amounts recognized directly into earnings for the years ended December 31, 2022 and 2021:

Year Ended December 31, 2022	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative contracts	$28,895	$14,962	$2,074

Year Ended December 31, 2021	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative contracts	$(7,313)	$4,106	$(1,047)

NOTE 5 - BUSINESS SEGMENTS

Our North American and European operations represent separate operating segments in view of significantly different markets, customers and products between these regions. Within each of these regions, markets, customers, products, and production processes are similar. Moreover, our business within each region leverages common systems, processes, and infrastructure. Accordingly, North America and Europe comprise the Company’s reportable segments.

	Net Sales		Income from Operations
Year Ended December 31,	2022	2021	2022	2021
(Dollars in thousands)
North America	$943,713	$744,904	$71,772	$50,798
Europe	696,189	639,846	26,268	4,578
	$1,639,902	$1,384,750	$98,040	$55,376

	Depreciation and Amortization		Capital Expenditures
Year Ended December 31,	2022	2021	2022	2021
(Dollars in thousands)
North America	$36,301	$36,243	$39,265	$30,005
Europe	54,871	63,392	17,892	34,108
	$91,172	$99,635	$57,157	$64,113

	Property, Plant and Equipment, net		Intangible Assets
Year Ended December 31,	2022	2021	2022	2021
(Dollars in thousands)
North America	$220,321	$214,331	$—	$—
Europe	253,639	280,070	51,497	76,870
	$473,960	$494,401	$51,497	$76,870

	Total Assets
Year Ended December 31,	2022	2021
(Dollars in thousands)
North America	$582,339	$499,988
Europe	551,400	554,159
	$1,133,739	$1,054,147

Geographic information

See table below for our net sales and long-lived assets by location:

	Net Sales		Property, Plant and Equipment, net
Year Ended December 31,	2022	2021	2022	2021
(Dollars in thousands)
U.S.	$5,574	$8,166	$1,476	$2,152
Mexico	938,139	736,738	218,845	212,179
Germany	203,979	227,887	76,158	76,849
Poland	492,210	411,959	177,481	203,221
	$1,639,902	$1,384,750	$473,960	$494,401

NOTE 6 - ACCOUNTS RECEIVABLE

Year Ended December 31,	2022	2021
(Dollars in thousands)
Trade receivables	$64,225	$75,713
Other receivables	9,161	8,560
	73,386	84,273
Allowance for doubtful accounts	(661)	(826)
Accounts receivable, net	$72,725	$83,447

The accounts receivable from GM, Ford and VW Group represented approximately 7 percent, 7 percent and 11percent of the total accounts receivable, respectively, at December 31, 2022 and 10 percent, 9 percent and 10 percent of the total accounts receivable, respectively, at December 31, 2021.

The related percentage of our total sales to each of these three customers is shown below:

	2022 Percent of Sales	2021 Percent of Sales
GM	26%	26%
Ford	16%	13%
VW Group	14%	14%

NOTE 7 - INVENTORIES

Year Ended December 31,	2022	2021
(Dollars in thousands)
Raw materials	$62,639	$47,392
Work in process	37,993	54,891
Finished goods	78,056	69,816
Inventories, net	$178,688	$172,099

Service wheel and supplies inventory included in other noncurrent assets in the consolidated balance sheets totaled $11.3 million and $9.7 million at December 31, 2022 and 2021, respectively.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

	December 31, 2022	December 31, 2021
(Dollars in thousands)
Land and buildings	$144,870	$129,826
Machinery and equipment	887,222	861,097
Leasehold improvements and others	4,993	9,831
Construction in progress	80,263	67,529
	1,117,348	1,068,283
Accumulated depreciation	(643,388)	(573,882)
Property, plant and equipment, net	$473,960	$494,401

Depreciation expense was $70.2 million and $73.3 million for the years ended December 31, 2022 and 2021, respectively.

NOTE 9 - INTANGIBLE ASSETS

The Company’s finite-lived intangible assets as of December 31, 2022 and December 31, 2021 are summarized in the following table.

Year Ended December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$(9,134)	$134	$—	—
Technology	15,000	(15,222)	222	—	—
Customer relationships	167,000	(114,595)	(908)	51,497	1-6
Total finite-lived intangibles	$191,000	$(138,951)	$(552)	$51,497

Year Ended December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Brand name	$9,000	$(8,503)	$258	$755	1-2
Technology	15,000	(14,172)	430	$1,258	2
Customer relationships	167,000	(95,540)	3,397	$74,857	2-7
Total finite-lived intangibles	$191,000	$(118,215)	$4,085	$76,870

Amortization expense for these intangible assets was $20.7 million and $26.3 million for the years ended December 31, 2022 and 2021, respectively. The anticipated annual amortization expense for these intangible assets is $19.3 million for 2023 and 2024, $9.5 million for 2025, $2.4 million for 2026 and $1.0 million for 2027.

NOTE 10 - DEBT

A summary of long-term debt and the related weighted average interest rates is shown below:

	December 31, 2022
Debt Instrument	Total Debt	Debt Discount and Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
(Dollars in thousands)
Term Loan Facility	$400,000	$(22,967)	$377,033	12.3%
6.00% Senior Notes	232,352	(2,458)	229,894	6.0%
European CapEx loans	12,365	—	12,365	2.3%
Finance leases	2,726	—	2,726	2.7%
	$647,443	$(25,425)	622,018
Less: Current portion			(5,873)
Long-term debt			$616,145

	December 31, 2021
Debt Instrument	Total Debt	Debt Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
(Dollars in thousands)
Term Loan Facility	$349,200	$(4,338)	$344,862	4.1%
6.00% Senior Notes	245,809	(3,441)	242,368	6.0%
European CapEx loans	18,595	—	18,595	2.3%
Finance leases	2,611	—	2,611	2.8%
	$616,215	$(7,779)	608,436
Less: Current portion			(6,081)
Long-term debt			$602,355

(1)
Unamortized portion

Senior Notes

On June 15, 2017, the Company issued €250 million aggregate principal amount of 6.00% Senior Notes (“Notes”) due June 15, 2025. Interest on the Notes is payable semiannually, on June 15 and December 15. The Company may redeem the Notes, in whole or in part, at a redemption price of 100 percent, plus any accrued and unpaid interest to, but not including, the applicable redemption date. If we experience a change of control or sell certain assets, the Company may be required to offer to purchase the Notes from the holders. The Notes are senior unsecured obligations ranking equally in right of payment with all of its existing and future senior indebtedness and senior in right of payment to any subordinated indebtedness. The Notes are effectively subordinated in right of payment to the existing and future secured indebtedness of the Company, including the Senior Secured Credit Facilities (as defined below), to the extent of the assets securing such indebtedness.

Guarantee

The Notes are unconditionally guaranteed by all material wholly owned direct and indirect domestic restricted subsidiaries of the Company (the “Notes Subsidiary Guarantors”), with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract, or would result in adverse tax consequences.

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

The indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal, premium, if any, and interest, when due; (ii) failure for 60 days to comply with any obligations, covenants or agreements in the indenture after receipt of written notice from the Bank of New York Mellon, London Branch (“the Trustee”) or holders of at least 30 percent in principal amount of the then outstanding Notes of such failure (other than defaults referred to in the foregoing clause (i)); (iii) default under any mortgage, indenture or instrument for money borrowed by the Company or certain of its subsidiaries, (iv) a failure to pay certain judgments; and (v) certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Trustee or holders of at least 30 percent in principal amount of the then outstanding Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. These events of default are subject to several important qualifications, limitations and exceptions that are described in the indenture. As of December 31, 2022, the Company was in compliance with all covenants under the indenture governing the Notes.

Senior Secured Credit Facilities

On December 15, 2022, the Company entered into a $400.0 million term loan facility (the “Term Loan Facility”) pursuant to a credit agreement (the “Term Loan Credit Agreement”) with Oaktree Fund Administration L.L.C., in its capacity as the administrative agent, JPMorgan Chase Bank, N.A., in its capacity as collateral agent, and other lenders party thereto. Concurrent with the execution of the Term Loan Facility, the Company entered into a $60.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities” or "SSCF") pursuant to a credit agreement (the “Revolving Credit Agreement” and, together with the Term Loan Credit Agreement, the "Credit Agreements") with JPMorgan Chase Bank, N.A., in its capacity as administrative agent, collateral agent and issuing bank, and other lenders and issuing banks thereunder. The previously outstanding $107.5 million US revolving credit facility and €60.0 million European revolving credit facility were terminated.

The Revolving Credit Facility and the Term Loan Facility are scheduled to mature on December 15, 2027 and December 15, 2028, respectively. However, in the event the Company has not repaid, refinanced or otherwise extended the maturity date of the Notes beyond the maturity date of the Term Loan Facility by the date 91 days prior to June 15, 2025, the Term Loan Facility and Revolving Credit Facility would mature 91 days prior to June 15, 2025. Similarly, in the event the Company has not redeemed, refinanced or otherwise extended the unconditional redemption date of the redeemable preferred stock beyond the maturity date of the Term Loan Facility by the date 91 days prior to September 14, 2025, the Term Loan Facility and Revolving Credit Facility would mature 91 days prior to September 14, 2025. The Term Loan Facility requires quarterly principal payments of $1.0 million. Additional principal payments may be due with respect to asset sales, debt issuances and as a percentage of cash flow in excess of a specified threshold.

The $388.0 million of proceeds from the Term Loan Facility (consisting of the $400.0 million aggregate principal less the original issuance discount of $12.0 million) were used to repay $349.2 million in borrowings under the previously outstanding term loan and pay debt issuance costs and expenses incurred in connection with the Term Loan Facility and Revolving Credit Facility. Debt issuance costs associated with the Term Loan Facility of $11.1 million have been reflected as a reduction of the outstanding borrowing and are being amortized over the six-year term. Debt issuance costs and expenses associated with the Revolving Credit Facility of $3.2 million have been recognized as a deferred charge and are being amortized over the five-year term. In connection with the termination of the previously outstanding term loan and revolving credit facilities, unamortized debt issuance costs of $3.7 million were written off and charged to interest expense.

The Company may at any time request one or more increases in the amount of (i) commitments under the Term Loan Facility, up to an unlimited additional amount if, on a pro forma basis after the incurrence of such amount, the First Lien Net Leverage Ratio (as defined in the Term Loan Credit Agreement) does not exceed 2.00 to 1.00 and (ii) commitments under the Revolving Credit Facility, up to an aggregate maximum additional amount of $50.0 million, in each case, subject to certain conditions (including the agreement of a lender to provide such commitment increase). Amounts borrowed under the Term Loan Facility may be voluntarily prepaid at any time subject to a prepayment premium of 2.00 percent of the loan principal plus the net present value of any lost interest in the first year and 2.00 percent and 1.00 percent of the loan principal during second and third years, respectively. After the third anniversary of the closing date, there is no prepayment premium.

Borrowings under the Term Loan Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) the secured overnight financing rate (“SOFR”), with a floor of 1.50 percent per annum, or (ii) a base rate (“Term Base Rate”), with a floor of 1.50 percent per annum, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the New York Federal Reserve Bank (the "NYFRB") rate plus 0.50 percent and (3) SOFR for an interest period of one month plus 1.00 percent, in each case, plus the applicable rate. Initially, the applicable rate for the fiscal quarter ending December 31, 2022 is equal to 8.00 percent for SOFR loans and 7.00 percent for Term Base Rate loans. Thereafter, the applicable rate will be determined by reference to the Company’s Secured Net Leverage Ratio (as defined in the Term Loan Credit Agreement) and will range between 7.50 percent and 8.00 percent for SOFR loans and between 6.50 percent and 7.00 percent for Term Base Rate loans. In the event of a payment default under the Term Loan Credit Agreement, past due amounts shall be subject to an additional default interest rate of 2.00 percent.

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) SOFR plus 0.10 percent (or, with respect to any borrowings denominated in euros, the adjusted Euro Interbank Offered Rate, “EURIBOR”), with a floor of 0.00 percent per annum or (ii) a base rate (“Revolving Loan Base Rate”), with a floor of 1.00 percent per annum, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the NYFRB rate plus 0.50 percent and (3) SOFR for an interest period of one month plus 1.00 percent, in each case, plus the applicable rate. Initially, the applicable rate for the fiscal quarter ending December 31, 2022, is equal to 4.00 percent for SOFR and EURIBOR loans and 3.00 percent for Revolving Base Rate loans. Thereafter, the applicable rate will be determined by reference to the Company’s Secured Net Leverage Ratio (as defined in the Revolving Credit Agreement) and will range between 3.50 percent and 4.50 percent for SOFR and EURIBOR loans and between 2.50 percent and 3.50 percent for Revolving Base Rate loans. The commitment fee for the unused commitment under the Revolving Credit Facility varies between 0.50 percent and 0.625 percent depending on the Company’s Secured Net Leverage Ratio. Commitment fees are included in interest expense. In the event of a payment default under the Revolving Credit Agreement, past due amounts shall be subject to an additional default interest rate of 2.00 percent.

Guarantees and Collateral Security

Our obligations under the Credit Agreements are unconditionally guaranteed by the Notes Subsidiary Guarantors and certain other domestic and foreign subsidiaries of the Company (collectively, the “SSCF Subsidiary Guarantors”), with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in adverse tax consequences. The guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by substantially all of our assets and the SSCF Subsidiary Guarantors’ assets, including but not limited to: (i) a perfected pledge of all of the capital stock issued by each of the SSCF Subsidiary Guarantors’ (subject to certain exceptions) and (ii) perfected security interests in and mortgages on substantially all tangible and intangible personal property and material fee-owned real property of the Company and the SSCF Subsidiary Guarantors (subject to certain exceptions and exclusions). The Company’s obligations under the Revolving Credit Facility are secured by liens on a super-priority basis ranking ahead of the liens securing the Term Loan Facility.

Covenants

The Credit Agreements contain a number of restrictive covenants that, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends, distributions or other restricted payments, or repurchase our capital stock. The Credit Agreements also restrict our ability to prepay, redeem or repurchase any subordinated indebtedness, enter into agreements which limit our ability to incur liens on our assets or that restrict the ability of restricted subsidiaries to pay dividends or make other restricted payments to us, and enter into certain transactions with our affiliates.

The Term Loan Credit Agreement requires the Company to maintain (i) a quarterly Secured Net Leverage Ratio (as defined in the Term Loan Credit Agreement) of no more than 3.50:1.00 and (ii) Liquidity (defined as the sum of unrestricted cash and cash equivalent balances and unborrowed commitments under the Revolving Credit Facility) of at least $37.5 million (subject to adjustments up to $50.0 million following any increase in the commitment under the Revolving Credit Facility). The Revolving Credit Agreement requires the Company to maintain (i) a quarterly Total Net Leverage Ratio (as defined in the Revolving Credit Agreement) of no more than 4.50:1.00; (ii) a quarterly Secured Net Leverage Ratio (as defined in the Revolving Credit Agreement) of no more than 3.50:1.00; and (iii) Liquidity of at least $37.5 million (subject to adjustments up to $50.0 million following any increase in the commitment under the Revolving Credit Facility) but only so long as loans under the Term Loan Facility are outstanding. In the event unrestricted cash and cash equivalent balances fall below $37.5 million at any quarter end (or up to a maximum of $50.0 million following any increase in borrowings available under the Revolving Credit Facility), the available commitment under the Revolving Credit Facility would be reduced by the amount of any shortfall.

The Credit Agreements contain customary default provisions that include among other things: non-payment of principal or interest when due, failure to comply with obligations, covenants or other provisions in the Credit Agreements, any failure of representations and warranties, cross-default under other debt agreements for obligations in excess of $20.0 million, insolvency, failure to pay judgments in excess of $20.0 million within 60 days of the judicial award, failure to pay any material plan withdrawal obligations under ERISA, invalidity of the loan agreement, invalidity of any security interest in the loan collateral, change of control and failure to maintain the financial covenants. In the event a default occurs, all commitments under the Senior Secured Credit Facilities would be terminated and the lenders would be entitled to declare the principal, premium, if any, and accrued and unpaid interest on all borrowings outstanding to be due and payable.

In addition, the Credit Agreements contain customary representations and warranties and other covenants. As of December 31, 2022, the Company was in compliance with all covenants under the Credit Agreements.

Available Unused Commitments under the Revolving Credit Facility

As of December 31, 2022, the Company had no outstanding borrowings under the Revolving Credit Facility, had outstanding letters of credit of $4.8 million and had available unused commitments under the Revolving Credit Facility of $55.2 million as of December 31, 2022. At December 31, 2022, unrestricted cash and cash equivalents substantially exceeded the Liquidity requirement and, accordingly, the full commitment was available, less outstanding letters of credit.

European Debt

In connection with the acquisition of UNIWHEELS AG in 2017, the Company assumed $70.7 million of outstanding debt. As of December 31, 2022, $3.6 million of the assumed debt remained outstanding. The debt matures March 31, 2024, and is collateralized by the financed equipment, guaranteed by Superior and bears interest at a rate of 2.2 percent. Covenants under the loan agreement include a default provision for nonpayment, as well as a material adverse change default provision pursuant to which the lender could accelerate the loan maturity. As of December 31, 2022, the Company was in compliance with all covenants under the loan agreement.

The balance of certain post-acquisition equipment loans was $8.8 million as of December 31, 2022. The loans bear interest at 2.3 percent, mature September 30, 2027 and require quarterly principal and interest payments. The loans are secured with liens on the financed equipment and are subject to covenants that, among other things, include a material adverse change default provision pursuant to which the lender could accelerate the loan maturity, as well as a provision that restricts the ability of Superior Europe AG to reduce its ownership interest in Superior Industries Production Germany GmbH, its wholly owned subsidiary and the borrower under the loan. The Company drew down €10.6 million on these equipment loans in the first quarter of 2020 and drew the remaining €1.4 million in the first quarter of 2021. Quarterly installment payments of $0.5 million (€0.5 million) under the loan agreements began in June of 2021. As of December 31, 2022, the Company was in compliance with all covenants under the loans.

Debt maturities due in the next five years and thereafter are as follows:

Debt Maturities	Amount
(Dollars in thousands)
2023	$5,873
2024	3,672
2025	234,728
2026	2,055
2027	1,117
Thereafter	399,998
Total debt liabilities	$647,443

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

We may mandate conversion of the redeemable preferred stock if the price of the common stock exceeds $84.49. The holder may redeem the shares upon the occurrence of any of the following events (referred to as a “redemption event”): a change in control, recapitalization, merger, sale of substantially all of the Company’s assets, liquidation or delisting of the Company’s common stock. In addition, the holder may unconditionally redeem the shares at any time on or after September 14, 2025. We may, at our option, redeem in whole at any time all of the shares of redeemable preferred stock outstanding. At redemption by either party, the redemption value will be the greater of two times the initial face value ($150.0 million) and any accrued unpaid dividends or dividends paid-in-kind, currently $300.0 million, or the product of the number of common shares into which the redeemable preferred stock could be converted (5.3 million shares currently) and the then current market price of the common stock. Under Delaware law, any redemption payment would be limited to the “surplus” that our Board determines is available to fund a full or partial redemption without rendering us insolvent.

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

The difference between the redemption value of the redeemable preferred stock and the carrying value (the “premium”) is being accreted over the period from the date of issuance through September 14, 2025 using the effective interest method. The accretion is treated as a deemed dividend, recorded as a charge to retained earnings and deducted in computing earnings per share (analogous to the treatment for stated and participating dividends paid on the redeemable preferred shares). The cumulative premium accretion as of December 31, 2022 and 2021 was $87.3 million and $64.4 million, respectively, resulting in adjusted redeemable preferred stock balances of $222.8 million and $199.9 million, respectively.

NOTE 12 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss), after deducting preferred dividends and accretion and European noncontrolling redeemable equity dividends, by the weighted average number of common shares outstanding. For purposes of calculating diluted earnings per share, the weighted average shares outstanding includes the dilutive effect of outstanding stock options and time and performance based restricted stock units under the treasury stock method. The redeemable preferred shares discussed in Note 11, “Redeemable Preferred Stock” (convertible into 5,326 thousand shares) have not been included in the diluted earnings per share because the inclusion of such shares on an as converted basis would be anti-dilutive for the years ended December 31, 2022 and 2021.

Year Ended December 31,	2022	2021
(Dollars in thousands, except per share amounts)
Basic Earnings Per Share:
Net income	$37,034	$3,754
Less: Redeemable preferred stock dividends and accretion	(36,453)	(34,050)
Less: European noncontrolling redeemable equity dividend	(53)	(42)
Basic numerator	$528	$(30,338)
Basic earnings (loss) per share	$0.02	$(1.17)
Weighted average shares outstanding – Basic	26,839	25,995
Diluted Earnings Per Share:
Net income	$37,034	$3,754
Less: Redeemable preferred stock dividends and accretion	(36,453)	(34,050)
Less: European noncontrolling redeemable equity dividend	(53)	(42)
Diluted numerator	$528	$(30,338)
Diluted earnings (loss) per share	$0.02	$(1.17)
Weighted average shares outstanding – Basic	26,839	25,995
Dilutive effect of common share equivalents	751	—
Weighted average shares outstanding – Diluted	27,590	25,995

NOTE 13 - INCOME TAXES

Income/(loss) before income taxes from domestic and international jurisdictions is comprised of the following:

Year Ended December 31,	2022	2021
(Dollars in thousands)
Income (loss) before income taxes:
Domestic	$(22,538)	$(44,129)
Foreign	73,676	55,320
	$51,138	$11,191

The benefit/(provision) for income taxes is comprised of the following:

Year Ended December 31,	2022	2021
(Dollars in thousands)
Current taxes
Federal	$(1,946)	$(67)
State	(77)	(99)
Foreign	(21,345)	(9,229)
Total current taxes	(23,368)	(9,395)
Deferred taxes
Federal	275	711
State	—	—
Foreign	8,989	1,247
Total deferred taxes	9,264	1,958
Income tax provision	$(14,104)	$(7,437)

The following is a reconciliation of the U.S. federal tax rate to our effective income tax rate:

Year Ended December 31,	2022	2021
Statutory rate	21.0%	21.0%
State tax provisions, net of federal income tax benefit	1.7	(14.2)
Tax credits	(26.4)	(13.2)
Foreign income taxes at rates other than the statutory rate	(19.9)	(97.1)
Valuation allowance	15.6	203.6
Changes in tax liabilities, net	4.9	(89.7)
Share based compensation	3.4	10.9
Unremitted non-U.S. Earnings	2.0	3.6
US tax on non-US income	19.9	16.3
Non-deductible charges	4.1	22.3
Other	1.2	3.0
Effective income tax rate	27.5%	66.5%

Tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

Year Ended December 31,	2022	2021
(Dollars in thousands)
Deferred income tax assets:
Accrued liabilities	$7,220	$4,964
Hedging and foreign currency gains (losses)	1,353	9,231
Deferred compensation	6,638	8,162
Inventory reserves	3,895	3,777
Net loss carryforwards and credits	48,774	40,747
Interest carryforwards	23,098	29,366
Intangibles, property, plant and equipment and other	7,865
Competent authority deferred tax assets and other foreign timing differences	4,915	4,739
Other	946	1,143
Total before valuation allowance	104,704	102,129
Valuation allowance	(67,626)	(69,388)
Net deferred income tax assets	37,078	32,741
Deferred income tax liabilities:
Intangibles, property, plant and equipment and other		(4,408)
Unremitted earnings	(5,359)	(4,531)
Deferred income tax liabilities	(5,359)	(8,939)
Net deferred income tax assets	$31,719	$23,802

The classification of our net deferred tax asset is shown below:

Year Ended December 31,	2022	2021
(Dollars in thousands)
Long-term deferred income tax assets	$35,187	$27,715
Long-term deferred income tax liabilities	(3,468)	(3,913)
Net deferred tax asset	$31,719	$23,802

As of December 31, 2022, we have cumulative tax effected Germany NOL carryforwards of $25.6 million that carryforward indefinitely and U.S. state NOL carryforwards of $11.5 million that expire in the years 2023 to 2043. Also, we have $13.9 million of U.S. tax credit carryforwards.

The Company continuously evaluates the realizability of our net deferred tax assets. As of December 31, 2022, substantially all our U.S. and certain German deferred tax assets, net of deferred tax liabilities, were subject to valuation allowances. If our financial results continue to improve, our assessment of the realization of our net deferred tax assets could result in the release of some or all the valuation allowances. Such a release would result in a material non-cash income tax benefit in the period of release and the recording of additional deferred tax assets. There is a reasonable possibility that within the next six to eighteen months, sufficient positive evidence becomes available to reach a conclusion that all or a significant portion of the valuation allowances against our U.S. net deferred tax assets would no longer be required.

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

A reconciliation of the beginning and ending amounts of uncertain tax positions is as follows:

Year Ended December 31,	2022	2021
(Dollars in thousands)
Beginning balance	$16,362	$31,858
Increases (decreases) due to foreign currency translations	$(712)	(1,192)
Increases (decreases) as a result of positions taken during:
Prior periods	10,580	(13,633)
Current period	50	48
Settlements with taxing authorities		(719)
Expiration of applicable statutes of limitation	(180)
Ending balance	$26,100	$16,362

Our policy regarding interest and penalties related to uncertain tax positions is to record interest and penalties as an element of income tax expense. At the end of 2022 and 2021, the Company had liabilities of $6.2 million of potential interest and penalties associated with uncertain tax positions. Included in the unrecognized tax benefits is $3.1 million that, if recognized, would favorably affect our annual effective tax rate. Within the next 12-month period we expect a decrease in unrecognized tax benefits as uncertain tax positions begin to expire.

Income tax returns are filed in multiple jurisdictions and are subject to examination by tax authorities in various jurisdictions where the Company operates. The Company has open tax years from 2015 to 2021 with various significant tax jurisdictions, including ongoing tax audits in the U.S. for 2015 to 2018 and Germany for 2018 to 2019.

During the examination of our U.S. federal income tax return for tax years 2015-2018, the Internal Revenue Service (IRS) asserted that income earned by a foreign subsidiary from its Mexican branch operations should be categorized as foreign base company sales income (FBCSI) under Section 954(d) of the Internal Revenue Code and issued a Notice of Proposed Adjustment (“NOPA”). We believed that the proposed adjustment was without merit and contested the matter with the IRS administrative appeals office. The IRS administrative appeals office denied our position, however, the final assessment has not been received as of December 31, 2022. At this time, we do not intend to further pursue with litigation and as a result we have recorded the relevant income tax expense and liability, which is not significant.

NOTE 14 - LEASES

The Company determines whether an arrangement is or contains a lease at the inception of the arrangement. Operating leases are accounted for in other noncurrent assets, accrued expenses and other noncurrent liabilities in our consolidated balance sheets. Finance leases are included in property, plant and equipment, net, short-term debt and long-term debt (less current portion) in our consolidated balance sheets.

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

Lease expense, cash flow, operating and finance lease assets and liabilities, average lease term and average discount rate are as follows:

Year Ended December 31,	2022	2021
(Dollars in thousands)
Lease Expense
Finance lease expense:
Amortization of right-of-use assets	$1,040	$1,325
Interest on lease liabilities	59	82
Operating lease expense	2,601	3,070
Total lease expense	$3,700	$4,477

Cash Flow Components
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$59	$82
Operating cash outflows from operating leases	2,738	3,460
Financing cash outflows from finance leases	1,062	1,321
Right-of-use assets obtained in exchange for finance lease liabilities, net of terminations and disposals	1,249	922
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations and disposals	333	416

Year Ended December 31,	2022	2021
(Dollars in thousands, except lease term and discount rate)
Balance Sheet Information
Operating leases:
Other noncurrent assets	$8,325	$10,772
Accrued liabilities	$(2,137)	$(2,371)
Other noncurrent liabilities	(6,516)	(8,860)
Total operating lease liabilities	$(8,653)	$(11,231)

Finance leases:
Property, plant and equipment gross	$7,899	$6,603
Accumulated depreciation	(5,684)	(4,644)
Property, plant and equipment, net	$2,215	$1,959
Current portion of long-term debt	$(1,053)	$(982)
Long-term debt (less current portion)	(1,673)	(1,629)
Total finance lease liabilities	$(2,726)	$(2,611)

Lease Term and Discount Rates
Weighted-average remaining lease term - finance leases (years)	3.2	3.4
Weighted-average remaining lease term - operating leases (years)	4.2	5.0
Weighted-average discount rate - finance leases	2.7%	2.8%
Weighted-average discount rate - operating leases	3.6%	3.6%

Summarized future minimum payments under our leases are as follows:

Year Ended December 31,	Amount
(Dollars in thousands)
Lease Maturities	Finance Leases	Operating Leases
2023	$1,053	$2,250
2024	993	2,199
2025	411	2,044
2026	167	1,886
2027	104	870
Thereafter	101	43
Total	2,829	9,292
Less: Imputed interest	(103)	(639)
Total lease liabilities, net of interest	$2,726	$8,653

NOTE 15 - RETIREMENT PLANS

We have an unfunded salary continuation plan covering certain directors, officers, and other key members of management. Subject to certain vesting requirements, the plan provides for a benefit based on final average compensation, which becomes payable on the employee’s death or upon attaining age 65, if retired. The plan was closed to new participants effective February 3, 2011.

The following table summarizes the changes in plan assets and plan benefit obligations.

Year Ended December 31,	2022	2021
(Dollars in thousands)
Change in benefit obligation
Beginning benefit obligation	$31,120	$32,640
Interest cost	872	823
Actuarial loss (gain)	(7,392)	(928)
Benefit payments	(1,445)	(1,415)
Ending benefit obligation	$23,155	$31,120

The actuarial gain in 2022 and 2021 calendar years was due to an increase in the year-over-year discount rate.

Year Ended December 31,	2022	2021
(Dollars in thousands)
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	1,445	1,415
Benefit payments	(1,445)	(1,415)
Fair value of plan assets at end of year	$—	$—
Funded status	$(23,155)	$(31,120)
Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	$(1,393)	$(1,432)
Other noncurrent liabilities	(21,762)	(29,688)
Net amount recognized	$(23,155)	$(31,120)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$1,721	$9,446
Prior service cost	—	(1)
Net amount recognized, before tax effect	$1,721	$9,445
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.4%	2.9%
Rate of compensation increase	3.0%	3.0%

Components of net periodic pension cost are described in the following table:

Year Ended December 31,	2022	2021
(Dollars in thousands)
Components of net periodic pension cost:
Interest cost	$872	$823
Amortization of actuarial loss	332	386
Net periodic pension cost	$1,204	$1,209
Weighted average assumptions used to determine net periodic pension cost:
Discount rate	2.9%	2.6%
Rate of compensation increase	3.0%	3.0%

Benefit payments during the next ten years, which reflect applicable future service, are as follows:

Year Ended December 31,	Amount
(Dollars in thousands)
2023	$1,431
2024	1,481
2025	1,693
2026	1,759
2027	1,716
Years 2028 to 2032	8,964

The following is an estimate of the components of net periodic pension cost in 2023:

Estimated Year Ended December 31,	2023
(Dollars in thousands)
Interest cost	$1,217
Amortization of actuarial loss	—
Estimated 2023 net periodic pension cost	$1,217

Other Retirement Plans

We also contribute to employee retirement savings plans in the U.S. and Mexico that cover substantially all of our employees in those countries. The employer contribution totaled $1.7 million and $1.4 million for the years ended December 31, 2022 and 2021, respectively.

NOTE 16 - ACCRUED EXPENSES

Year Ended December 31,	2022	2021
(Dollars in thousands)
Payroll and related benefits	$35,076	$31,930
Taxes, other than income taxes	15,330	13,973
Deferred tooling revenue	6,251	6,887
Current portion of derivative liability	5,798	5,870
Short-term operating lease liability	2,137	2,371
Dividends and interest	1,532	1,417
Current portion of executive retirement liabilities	1,393	1,432
Professional fees	1,046	687
Other	5,545	6,958
Accrued liabilities	$74,108	$71,525

NOTE 17 - STOCK-BASED COMPENSATION

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “Plan”) was approved by stockholders in May 2018, authorizing us to issue up to 4.35 million shares of common stock, along with nonqualified stock options, stock appreciation rights, restricted stock and performance restricted stock units to our officers, key employees, nonemployee directors and consultants. In May 2021, the stockholders approved an amendment to the Plan that, among other things, increased the authorized shares by 2 million. At December 31, 2022, there were 0.2 million shares available for future grants under this Plan. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

Under the terms of the Plan, each year eligible participants are granted time value restricted stock units (“RSUs”), vesting ratably over a three-year period, and performance restricted stock units (“PSUs”), with three-year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the Company’s common stock, with accrued dividends.

The following tables summarize the RSU, PSU and option activity for the year ended December 31, 2022 and 2021:

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price
Balance at January 1, 2022	966,429	$4.62	2,484,581	$6.67	9,000	$16.76
Granted	515,491	3.93	667,345	5.33	—	—
Settled	(580,551)	4.73	(719,659)	6.68	—	—
Forfeited or expired	(4,570)	3.77	(109,166)	7.24	(9,000)	16.76
Balance at December 31, 2022	896,799	$4.16	2,323,101	$6.26	—	$—

Awards estimated to vest in the future	896,799	$4.16	2,323,101	$6.26	—	$—

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price
Balance at January 1, 2021	1,213,667	$3.59	2,176,290	$4.88	24,000	$20.39
Granted	411,291	5.94	653,438	8.41	—	—
Settled	(626,004)	3.30	(193,778)	5.45	—	—
Forfeited or expired	(32,525)	8.13	(151,369)	12.61	(15,000)	22.57
Balance at December 31, 2021	966,429	$4.62	2,484,581	$6.67	9,000	$16.76

Awards estimated to vest in the future	939,298	$4.67	1,997,713	$6.86	9,000	$16.76

Stock-based compensation expense was $9.7 million and $9.5 million for the years ended December 31, 2022 and 2021, respectively. Unrecognized stock-based compensation expense related to nonvested awards of $7.3 million is expected to be recognized over a weighted average period of approximately 1.6 years.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

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

In March 2022, the German Federal Cartel Office initiated an investigation related to European light alloy wheel manufacturers, including Superior Industries Europe AG (a wholly owned subsidiary of the Company), on suspicion of conduct restricting competition. The Company is cooperating fully with the German Federal Cartel Office. In the event Superior Industries Europe AG is deemed to have violated the applicable statutes, the Company could be subject to a fine or civil proceedings. At this point, we are unable to predict the duration or the outcome of the investigation.

The Company purchases electricity and natural gas requirements for its manufacturing operations in Poland from a single energy distributor. Superior and its energy distributor, as well as the parent company of the energy distributor, have filed various claims against one another. These claims generally request the court to determine whether Superior's energy contracts with the energy distributor were valid during the period December 2021 through May 2022. In December 2021, the Company’s energy distributor informed the Company it would no longer supply energy, notwithstanding its contractual obligation to continue supply. Following a request from the Company, the court enjoined the energy distributor from terminating supply to the Company. In February 2022, the Company filed a claim requesting the court affirm the validity of the energy supply agreements, which contained favorable hedged purchase contracts. The energy distributor contested the Company’s validity claims. The energy distributor's parent filed a suit against the Company asserting that the Company's energy contracts were no longer valid and asserting that the Company owed additional amounts for its purchases equal to the excess of market prices over prices set forth in the energy contracts. If the court concludes that the energy contracts were not valid during this period, Superior could be required to pay up to an additional $14.0 million for its energy purchases. Any such adverse judgment would be appealed by the Company. A final conclusion in this matter is anticipated to take 18-24 months. We have concluded that an unfavorable ruling is not probable and, therefore, we have not recognized any provision for this contingent loss in our consolidated financial statements as of December 31, 2022.

Sales of products to our OEM customers are subject to contracts that involve numerous terms and conditions and incorporate extensive documentation developed throughout the sales and contracting process, including quotes and product specifications. These terms and conditions can be complex and may be subject to differing interpretations, which could result in contractual disputes. In the first quarter of 2023, the Company and one of its OEM customers began assessing whether certain wheels shipped between January 2021 and October 2022 were in conformity with the product specifications. Management’s current assessment is that the wheels shipped meet the customer’s product specifications. However, the customer may conclude differently. Potential outcomes include the customer agreeing with our assessment, entering into a commercial settlement or the provision of replacement wheels. In the event replacement wheels are required, our current estimate to manufacture and install the replacement wheels is approximately $11 million. Based upon facts currently known, we have concluded that it is not probable that provision of replacement wheels will be required and, therefore, we have not recognized any provision for this contingent loss at December 31, 2022. We expect this matter to be resolved within the first half of 2023.

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

NOTE 19 - RECEIVABLES FACTORING

The Company sells certain customer trade receivables on a nonrecourse basis under factoring arrangements with designated financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash provided by operating activities. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes. During the years ended December 31, 2022 and 2021, the Company sold trade receivables totaling $955.1 million and $775.6 million, respectively, and incurred factoring fees of $3.6 million and $2.1 million, respectively. As of December 31, 2022 and December 31, 2021, receivables of $97.2 million and $97.6 million, respectively, had been factored and had not yet been paid by customers to the respective financial institutions. The collective limit under our factoring arrangements as of December 31, 2022 was $150.0 million. The collective limit under our factoring arrangements as of December 31, 2021 was $125.1 million.

NOTE 20- RESTRUCTURING

During the fourth quarter of 2021, the Company announced a reduction in its workforce at Werdohl, Germany. As a result, the Company recognized a restructuring charge of $4.5 million in cost of sales, principally comprised of termination and related benefits. During 2022 we incurred termination costs and related expenses of $1.9 million which were charged against the restructuring accrual. As of December 31, 2022, the Company determined that there are no further planned staffing reductions and reversed the remaining accrual and credited cost of sales for $2.3 million, the original accrual balance less charges incurred and foreign exchange of $0.3 million.

During the third quarter of 2019, the Company initiated a plan to significantly reduce production and manufacturing operations at its Fayetteville, Arkansas location, recognizing restructuring expenses of $14.8 million in cost of sales. On July 15, 2021, the Company consummated the sale of the Fayetteville facility for an adjusted net sale price of $7.1 million, resulting in a gain of $4.4 million which has been credited against selling, general and administrative expenses. During the year ended December 31, 2021, we recognized additional charges to cost of sales of $2.2 million, principally related to relocation costs for redeployment of machinery and equipment and environmental remediation and repairs required under the sale agreement.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022 our disclosure controls and procedures were effective.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based upon criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2022 based on the criteria in the 2013 Internal Control - Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth herein, the information required by this Item is incorporated herein by reference to our 2023 Proxy Statement.

Executive Officers - The names of corporate executive officers as of fiscal year end who are not also Directors are listed at the end of Part I of this Annual Report. Information regarding executive officers who are Directors is contained in our 2023 Proxy Statement under the caption “Proposal No. 1 - Election of Directors.” Such information is incorporated herein by reference. All executive officers are appointed annually by the Board of Directors and serve at the will of the Board of Directors. For a description of the Chief Executive Officer’s employment agreement, see “Executive Compensation and Related Information - Narrative Disclosure Regarding Compensation” in our 2023 Proxy Statement, which is incorporated herein by reference.

Code of Ethics - Included on our website, www.supind.com, under “Investor Relations,” is our Code of Conduct, which, among others, applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Copies of our Code of Conduct are available, without charge, from Superior Industries International, Inc., Investor Relations, 26600 Telegraph Road, Suite 400, Southfield, Michigan 48033.

ITEM 11 - EXECUTIVE COMPENSATION

Information relating to Executive Compensation is set forth under the captions “Director Compensation” and “Executive Compensation and Related Information - Narrative Disclosure Regarding Compensation” in our 2023 Proxy Statement, which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is set forth under the caption “Voting Securities and Principal Ownership” in our 2023 Proxy Statement. Also see Note 17, “Stock-Based Compensation” in the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information related to Certain Relationships and Related Transactions is set forth under the caption, “Certain Relationships and Related Transactions,” in our 2023 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information related to Principal Accountant Fees and Services is set forth under the caption “Proposal No. 5 - Ratification of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services” in our 2023 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

1.
Financial Statements: See the “Index to the Consolidated Financial Statements and Financial Statement Schedule” in Item 8 of this Annual Report.
2.
Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2022 and 2021

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

10.2	2008 Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement on Schedule 14A filed April 28, 2008).*

10.3	2008 Equity Incentive Plan Notice of Stock Option Grant and Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Form S-8 filed November 10, 2008, Registration No. 333-155258).*

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

10.10	Superior Industries International, Inc. Annual Incentive Performance Plan (Incorporated by reference to Annex A to Registrant’s Definitive Proxy Statement on Schedule 14-A filed March 25, 2016).*

10.11	2018 Equity Incentive Plan of the Registrant, as amended. (Incorporated by reference to Exhibit 10.1 of the Registration’s Current Report on Form 8-K filed June 1, 2021).*

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

10.14	Superior Industries International, Inc. 2019 Inducement Grant Plan (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed August 8, 2019).*

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

10.20

Credit Agreement, dated December 15, 2022, among Superior Industries International, Inc., Oaktree Fund Administration, LLC, in its capacity as administrative agent, JPMorgan Chase Bank, N.A., in its capacity as collateral agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 19, 2022).***

10.21

Revolving Credit Agreement, dated December 15, 2022, among Superior Industries International, Inc., JPMorgan Chase Bank, N.A., in its capacity as administrative agent, collateral agent and issuing bank, and the other lenders and issuing banks party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 19, 2022).***

10.22

Executive Employment Agreement, dated March 28, 2019, between Superior Industries International, Inc. and Majdi B. Abulaban, including forms of award agreements to be granted under the Inducement Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 1, 2019).*

10.23

Amendment Agreement, dated April 6, 2020, to Executive Employment Agreement, dated March 28, 2019, between Superior Industries International, Inc. and Majdi B. Abulaban, including forms of award agreements to be granted under the Inducement Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.24

Retention Letter Agreement, dated August 25, 2020, between Superior Industries International, Inc. and Majdi B. Abulaban (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 27, 2020).*, ****

10.25

Offer Letter of Employment, dated July 28, 2017 between Superior Industries International, Inc. and Joanne Finnorn (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).*

10.26

Retention Award Letter, dated August 8, 2019, between Joanne Finnorn and Superior Industries International, Inc. (Incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.27

Offer Letter of Employment, dated September 17, 2019, between Superior Industries International, Inc. and Kevin Burke (Incorporated by reference to Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.28

Retention Letter Agreement, dated August 25, 2020, between Superior Industries International, Inc. and Kevin Burke (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed August 27, 2020).*

10.29

Management Board Member Service Contract, dated September 26, 2019, between Superior Industries Europe AG and Andreas Meyer (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).*

10.30

Amendment Agreement, dated October 30, 2019, to the Management Board Member Service Contract, dated September 26, 2019, between Superior Industries Europe AG and Andreas Meyer (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).*

10.31

Retention Letter Agreement, dated September 10, 2020, between Superior Industries International, Inc. and Andreas Meyer (Incorporated by reference to Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).*

10.32

Retention Award Letter, dated December 13, 2019, between Parveen Kakar and Superior Industries International, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed December 16, 2019).*

10.33

Offer Letter of Employment, dated August 17, 2020 between Superior Industries International, Inc. and Timothy Trenary (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 27, 2020).*

10.34

Offer Letter of Employment, dated December 15, 2020 between Superior Industries International, Inc. and Michael Dorah (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 18, 2020).*

10.35

Amendment to the Superior Industries, Int. Executive Employment Agreement dated October 12, 2021 by and between Superior Industries, Int. and Majdi B. Abulaban (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed October 15, 2021.)

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

32.1

Certification of Majdi B. Abulaban, President and Chief Executive Officer, and C. Timothy Trenary, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).**

101.INS	Inline XBRL Instance Document.*****

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*****

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*****

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*****

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*****

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*****

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)****

* Indicates management contract or compensatory plan or arrangement.

** Filed herewith.

*** Certain schedules and similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

**** Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is not material and the Company customarily and actually treats that information as private or confidential. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

***** Submitted electronically with the report.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

(Dollars in thousands)

		Additions
	Balance at Beginning of Year	Charge to Costs and Expenses	Other	Deductions From Reserves	Balance at End of Year
2022
Allowance for doubtful accounts receivable	$826	$(122)	$—	$(43)	$661
Valuation allowances for deferred tax assets	$69,388	$7,779	$(9,541)	$—	$67,626

2021
Allowance for doubtful accounts receivable	$863	$484	$—	$(521)	$826
Valuation allowances for deferred tax assets	$46,490	$23,467	$(569)	$—	$69,388

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

ITEM 16- FORM 10-K SUMMARY

None.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

By	/s/ Majdi B. Abulaban	March 2, 2023
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

/s/ Majdi B. Abulaban Majdi B. Abulaban	President and Chief Executive Officer (Principal Executive Officer)	March 2, 2023

/s/ C. Timothy Trenary C. Timothy Trenary	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2023

/s/ Michael J. Hatzfeld Jr. Michael J. Hatzfeld Jr.	Vice President of Finance and Corporate Controller (Principal Accounting Officer)	March 2, 2023

/s/ Raynard D. Benvenuti Raynard D. Benvenuti	Director	March 2, 2023

/s/ Michael R. Bruynesteyn Michael R. Bruynesteyn	Director	March 2, 2023

/s/ Richard J. Giromini Richard J. Giromini	Director	March 2, 2023

/s/ Paul J. Humphries Paul J. Humphries	Director	March 2, 2023

/s/ Ransom A. Langford Ransom A. Langford	Director	March 2, 2023

/s/ Timothy C. McQuay Timothy C. McQuay	Director	March 2, 2023

/s/ Ellen B. Richstone Ellen B. Richstone	Director	March 2, 2023