Form 10-Q
period 2023-03-31
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2023-05-04
CIK 95552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 001-06615

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

Number of shares of common stock outstanding as of April 27, 2023: 27,909,622

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
NET SALES	$380,966	$400,526
Cost of sales	346,388	359,939
GROSS PROFIT	34,578	40,587
Selling, general and administrative expenses	19,442	16,950
INCOME FROM OPERATIONS	15,136	23,637
Interest expense, net	(15,698)	(9,962)
Other expense, net	(187)	(87)
(LOSS) INCOME BEFORE INCOME TAXES	(749)	13,588
Income tax provision	(3,298)	(3,518)
NET (LOSS) INCOME	$(4,047)	$10,070
(LOSS) EARNINGS PER SHARE – BASIC	$(0.49)	$0.04
(LOSS) EARNINGS PER SHARE – DILUTED	$(0.49)	$0.04

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net (loss) income	$(4,047)	$10,070
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	14,631	2,043
Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	19,453	17,252
Tax (provision) benefit	(1,333)	(431)
Change in unrecognized gains (losses) on derivative instruments, net of tax	18,120	16,821
Defined benefit pension plan:
Amortization of actuarial losses on pension obligation	—	83
Tax provision	—	—
Pension changes, net of tax	—	83
Other comprehensive income, net of tax	32,751	18,947
Comprehensive income	$28,704	$29,017

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$228,638	$213,022
Accounts receivable, net	88,423	72,725
Inventories, net	189,383	178,688
Income taxes receivable	2,085	2,261
Other current assets	47,895	42,218
Total current assets	556,424	508,914
Property, plant and equipment, net	483,262	473,960
Deferred income tax assets, net	32,368	35,187
Intangibles, net	47,554	51,497
Other noncurrent assets	75,981	64,181
Total assets	$1,195,589	$1,133,739
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$192,761	$158,049
Short-term debt	9,998	5,873
Accrued expenses	80,582	74,108
Income taxes payable	11,731	13,300
Total current liabilities	295,072	251,330
Long-term debt (less current portion)	615,343	616,145
Noncurrent income tax liabilities	7,746	8,524
Deferred income tax liabilities, net	3,008	3,468
Other noncurrent liabilities	53,012	55,733
Commitments and contingent liabilities (Note 17)	—	—
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized – 1,000,000 shares
Issued and outstanding – 150,000 shares outstanding at March 31, 2023 and December 31, 2022	228,864	222,753
European noncontrolling redeemable equity	1,089	1,083
Shareholders’ deficit:
Common stock, $0.01 par value
Authorized – 100,000,000 shares
Issued and outstanding – 27,908,669 and 27,016,125 shares at March 31, 2023 and December 31, 2022	108,603	111,105
Accumulated other comprehensive loss	(56,518)	(89,269)
Retained earnings	(60,630)	(47,133)
Total shareholders’ deficit	(8,545)	(25,297)
Total liabilities, mezzanine equity and shareholders’ deficit	$1,195,589	$1,133,739

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,047)	$10,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,841	24,082
Income tax, noncash changes	2,292	1,979
Stock-based compensation	801	2,646
Amortization of debt issuance costs	1,186	1,231
Other noncash items	2,377	319
Changes in operating assets and liabilities:
Accounts receivable	(13,346)	(40,403)
Inventories	(7,169)	(36,578)
Other assets and liabilities	4,060	4,415
Accounts payable	32,181	78,141
Income taxes	(2,438)	(901)
NET CASH PROVIDED BY OPERATING ACTIVITIES	38,738	45,001
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(15,589)	(17,954)
Proceeds from sale of fixed assets	—	150
NET CASH USED IN INVESTING ACTIVITIES	(15,589)	(17,804)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(2,228)	(1,331)
Cash dividends paid	(3,330)	(3,426)
Financing costs paid and other	(23)	—
Payments related to tax withholdings for stock-based compensation	(3,303)	(1,644)
Finance lease payments	(288)	(304)
NET CASH USED BY FINANCING ACTIVITIES	(9,172)	(6,705)
Effect of exchange rate changes on cash	1,639	(284)
Net increase in cash and cash equivalents	15,616	20,208
Cash and cash equivalents at the beginning of the period	213,022	113,473
Cash and cash equivalents at the end of the period	$228,638	$133,681

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands, except share amounts)

(Unaudited)

For the three months ended March 31, 2023
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT JANUARY 1, 2023	27,016,125	$111,105	$19,844	$1,591	$(110,704)	$(47,133)	$(25,297)
Net loss	—	—	—	—	—	(4,047)	(4,047)
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	18,120	—	—	—	18,120
Change in defined benefit plans, net of taxes	—	—	—	—	—	—	—
Net foreign currency translation adjustment	—	—	—	—	14,631	—	14,631
Common stock issued, net of shares withheld for employee taxes	892,544	—	—	—	—	—	—
Stock-based compensation	—	(2,502)	—	—	—	—	(2,502)
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(9,440)	(9,440)
European noncontrolling redeemable equity dividend	—	—	—	—	—	(10)	(10)
BALANCE AT MARCH 31, 2023	27,908,669	$108,603	$37,964	$1,591	$(96,073)	$(60,630)	$(8,545)

For the three months ended March 31, 2022
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT JANUARY 1, 2022	26,163,077	$103,214	$(9,051)	$(6,133)	$(110,790)	$(47,661)	$(70,421)
Net income	—	—	—	—	—	10,070	10,070
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	16,821	—	—	—	16,821
Change in defined benefit plans, net of taxes	—	—	—	83	—	—	83
Net foreign currency translation adjustment	—	—	—	—	2,043	—	2,043
Common stock issued, net of shares withheld for employee taxes	690,215	—	—	—	—	—	—
Stock-based compensation	—	1,002	—	—	—	—	1,002
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(8,910)	(8,910)
European noncontrolling redeemable equity dividend	—	—	—	—	—	(11)	(11)
BALANCE AT MARCH 31, 2022	26,853,292	$104,216	$7,770	$(6,050)	$(108,747)	$(46,512)	$(49,323)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

Superior Industries International, Inc.’s (referred herein as the “Company,” “Superior,” or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. We employ approximately 7,400 full-time employees, operating in eight manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and one of the leading European aluminum wheel aftermarket manufacturers and suppliers. Our OEM aluminum wheels accounted for approximately 96 percent of our sales in the first three months of 2023 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Ford, GM, Honda, Jaguar-Land Rover, Lucid Motors, Mazda, Mercedes-Benz Group, Nissan, PSA, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs. We have determined that our North American and European operations should be treated as separate reportable segments as further described in Note 5, “Business Segments.”

Presentation of Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements, in our opinion, include all adjustments, of a normal and recurring nature, which are necessary for fair presentation of the financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto filed with the SEC in our 2022 Annual Report on Form 10-K.

These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions are eliminated in consolidation.

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

Cash Paid for Interest and Taxes and Noncash Investing Activities

Cash paid for interest was $11.9 million and $5.2 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Net cash paid for income taxes was $3.5 million and $2.4 million for the three months ended March 31, 2023 and March 31, 2022, respectively. As of March 31, 2023 and March 31, 2022, $2.9 million and $6.1 million, respectively, of equipment had been purchased but not yet paid and was included in accounts payable in our condensed consolidated balance sheets.

Adoption of New Accounting Standards

Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” On January 1, 2023, the Company adopted ASU 2016-13, using a modified retrospective approach. ASU 2016-13 amends several aspects of the measurement of credit losses related to certain financial instruments, including the replacement of the existing incurred credit loss model with the current expected credit loss model. Under ASU 2016-13, credit losses are estimated based on relevant information about past events, current conditions, and reasonable and supportable forecasts and associated assumptions. The Company did not recognize a cumulative adjustment to retained earnings upon adoption as the adjustment was immaterial.

The Company’s allowance for credit losses on accounts receivable represents management’s estimate of expected credit losses over the expected term of the receivables. In estimating current expected credit losses, the Company applies a loss rate to receivables aging categories by region and market, OEM or aftermarket, based on historical write-offs. Historical loss rates are adjusted for current conditions and reasonable and supportable forecasts, as necessary. Specific reserves are recognized for individual accounts whenever the Company becomes aware of circumstances indicating that a loss may be incurred on a particular customer account, such as in the event of a customer bankruptcy or significant deterioration in customer operating results or financial condition. Provision adjustments to the allowance for credit losses are recognized in selling, general and administrative expenses. As of March 31, 2023 and December 31, 2022, accounts receivable are reflected net of reserves (including the estimated allowance for credit losses) of $0.7 million and $0.6 million, respectively. Changes in expected credit losses were not significant during the three months ended March 31, 2023.

Accounting Standards Update (ASU) 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” On January 1, 2023, the Company adopted ASU 2022-04 which requires that a buyer in a supplier finance program disclose the key terms of the program, including a description of the payment terms. For the obligations that the buyer has confirmed as valid to the finance provider or intermediary, the buyer must disclose: the amount outstanding that remains unpaid by the buyer as of the end of each period, a description of where those obligations are presented in the balance sheet and a rollforward of those obligations during the period, including the amount of obligations confirmed and the amount of obligations subsequently paid. In adopting ASU 2022-04, disclosures which had previously been included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of previous Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q regarding supply chain financing have now been included as Note 10, “Supplier Finance Program” to the condensed consolidated financial statements along with disclosure of payment terms under the program and a roll forward of the amounts owed to the financial institution.

NOTE 2 – REVENUE

The Company disaggregates revenue from contracts with customers into our reportable segments, North America and Europe. Revenues by segment for the three-month periods ended March 31, 2023 and March 31, 2022, respectively, are summarized in Note 5, “Business Segments.”

The opening and closing balances of the Company’s customer receivables and current and long-term contract liabilities balances are as follows:

	March 31, 2023	December 31, 2022	Change
(Dollars in thousands)
Customer receivables	$79,441	$63,565	$15,876
Contract liabilities—current	8,836	6,251	2,585
Contract liabilities—noncurrent	8,344	8,355	(11)

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

Derivative Financial Instruments

Our derivatives are over-the-counter customized derivative instruments and are not exchange traded. We estimate the fair value of these instruments using the income valuation approach. Under this approach, we project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, commodity prices and the contractual terms of the derivative instruments. The discount rate used is the relevant benchmark rate (e.g., the secured overnight financing rate, “SOFR”) plus an adjustment for nonperformance risk.

The following tables categorize items measured at fair value as of March 31, 2023 and December 31, 2022:

		Fair Value Measurement at Reporting Date Using
March 31, 2023		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$52,006	$—	$52,006	$—
Total	$52,006	$—	$52,006	$—
Liabilities			.
Derivative contracts	$8,569	$—	$8,569	$—
Total	$8,569	$—	$8,569	$—

		Fair Value Measurement at Reporting Date Using
December 31, 2022		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$34,960	$—	$34,960	$—
Total	$34,960	$—	$34,960	$—
Liabilities			.
Derivative contracts	$11,780	$—	$11,780	$—
Total	$11,780	$—	$11,780	$—

Debt Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these instruments (Level 2). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below:

	March 31, 2023	December 31, 2022
(Dollars in thousands)
Estimated aggregate fair value	$607,257	$615,394
Aggregate carrying value (1)	649,888	647,443
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

We account for our derivative instruments as either assets or liabilities and adjust them to fair value each period. For derivative instruments that hedge the exposure to variability in expected future cash flows and are designated as cash flow hedges, the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income (“AOCI”) or loss in shareholders’ equity or deficit until the hedged item is recognized in earnings, at which point accumulated gains or losses are recognized in earnings and classified with the underlying hedged transactions. Derivatives that do not qualify or have not been designated as hedges are adjusted to fair value through earnings in the financial statement line item to which the derivative relates.

The following tables display the fair value of derivatives by balance sheet line item at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$18,152	$27,857	$2,306	$2,934
Foreign exchange forward contracts not designated as hedging instruments	1,067	—	64	—
Aluminum forward contracts designated as hedging instruments	—	—	571	—
Natural gas forward contracts designated as hedging instruments	166	560	1,977	717
Interest rate swap contracts designated as hedging instruments	3,588	616	—	—
Total derivative financial instruments	$22,973	$29,033	$4,918	$3,651

	December 31, 2022
	Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$11,210	$15,890	$2,873	$5,212
Foreign exchange forward contracts not designated as hedging instruments	603	—	192	—
Aluminum forward contracts designated as hedging instruments	—	—	1,213	—
Natural gas forward contracts designated as hedging instruments	498	655	1,520	770
Interest rate swap contracts designated as hedging instruments	4,112	1,992	—	—
Total derivative financial instruments	$16,423	$18,537	$5,798	$5,982

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	March 31, 2023		December 31, 2022
	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$480,941	$40,769	$462,783	$19,015
Foreign exchange forward contracts not designated as hedging instruments	42,132	1,003	39,726	411
Aluminum forward contracts designated as hedging instruments	4,245	(571)	9,495	(1,213)
Natural gas forward contracts designated as hedging instruments	13,415	(1,968)	13,500	(1,137)
Interest rate swap contracts designated as hedging instruments	250,000	4,204	250,000	6,104
Total derivative financial instruments	$790,733	$43,437	$775,504	$23,180

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

The following tables summarize the gain or loss recognized in AOCI, the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the three months ended March 31, 2023 and March 31, 2022:

Three Months Ended March 31, 2023	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative contracts	$18,120	$3,928	$2,595

Three Months Ended March 31, 2022	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative contracts	$16,821	$4,777	$870

Hedge accounting gains reclassified from AOCI into earnings in the first quarter of 2023 included $3.0 million recognized as a credit to cost of sales and $0.9 million recognized as a credit to interest expense, net. Hedge accounting gains and (losses) reclassified from AOCI into earnings in the first quarter of 2022 included $6.0 million recognized as a credit to cost of sales and $(1.2) million recognized as a debit to interest expense, net. Gains on nondesignated hedges are recognized as a credit to other expense, net.

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

(Dollars in thousands)	Net Sales		Income from Operations
Three Months Ended	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
North America	$211,618	$227,198	$21,715	$19,567
Europe	169,348	173,328	(6,579)	4,070
	$380,966	$400,526	$15,136	$23,637

(Dollars in thousands)	Depreciation and Amortization		Capital Expenditures
Three Months Ended	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
North America	$9,047	$8,959	$11,443	$12,512
Europe	13,794	15,123	4,146	5,442
	$22,841	$24,082	$15,589	$17,954

(Dollars in thousands)	Property, Plant and Equipment, net		Intangible Assets
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
North America	$229,322	$220,321	$—	$—
Europe	253,940	253,639	47,554	51,497
	$483,262	$473,960	$47,554	$51,497

(Dollars in thousands)	Total Assets
	March 31, 2023	December 31, 2022
North America	$620,174	$582,339
Europe	575,415	551,400
	$1,195,589	$1,133,739

Geographic information

Net sales and property, plant and equipment by location are as follows:

(Dollars in thousands)	Net Sales
Three Months Ended	March 31, 2023	March 31, 2022
U.S.	$983	$1,658
Mexico	210,635	225,540
Germany	42,859	54,088
Poland	126,489	119,240
Consolidated net sales	$380,966	$400,526

(Dollars in thousands)	Property, Plant and Equipment, net
	March 31, 2023	December 31, 2022
U.S.	$1,446	$1,476
Mexico	227,876	218,845
Germany	77,076	76,158
Poland	176,864	177,481
Property, plant and equipment, net	$483,262	$473,960

NOTE 6 - INVENTORIES

	March 31, 2023	December 31, 2022
(Dollars in thousands)
Raw materials	$56,802	$62,639
Work in process	49,495	37,993
Finished goods	83,086	78,056
Inventories, net	$189,383	$178,688

Service wheel and supplies inventory included in other noncurrent assets in the condensed consolidated balance sheets totaled $12.3 million and $11.3 million at March 31, 2023 and December 31, 2022, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

	March 31, 2023	December 31, 2022
(Dollars in thousands)
Land and buildings	$151,533	$144,870
Machinery and equipment	923,436	887,222
Leasehold improvements and others	5,165	4,993
Construction in progress	85,014	80,263
	1,165,148	1,117,348
Accumulated depreciation	(681,886)	(643,388)
Property, plant and equipment, net	$483,262	$473,960

Depreciation expense for the three months ended March 31, 2023 and March 31, 2022 was $18.0 million and $17.8 million, respectively.

NOTE 8 – INTANGIBLE ASSETS

The Company’s finite-lived intangible assets as of March 31, 2023 and December 31, 2022 are summarized in the following table.

As of March 31, 2023	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Customer relationships	$167,000	$(119,446)	$—	$47,554	1-6

Year Ended December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Customer relationships	$167,000	$(114,595)	$(908)	$51,497	1-6

Amortization expense for these intangible assets was $4.8 million and $6.2 million for the three months ended March 31, 2023 and 2022, respectively. The anticipated annual amortization expense for these intangible assets is $19.6 million for 2023 and 2024, $9.6 million for 2025, $2.5 million for 2026, and $1.1 million for 2027.

NOTE 9 – DEBT

A summary of long-term debt and the related weighted average interest rates is shown below:

	March 31, 2023
Debt Instrument	Total Debt	Debt Discount and Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
(Dollars in thousands)
Term Loan Facility	$399,000	$(22,335)	$376,665	12.8%
6.00% Senior Notes	236,693	(2,212)	234,481	6.0%
European CapEx loans	11,369	—	11,369	2.3%
Finance leases	2,826	—	2,826	2.6%
	$649,888	$(24,547)	625,341
Less: Current portion			(9,998)
Long-term debt			$615,343

	December 31, 2022
Debt Instrument	Total Debt	Debt Discount and Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
(Dollars in thousands)
Term Loan Facility	$400,000	$(22,967)	$377,033	12.3%
6.00% Senior Notes	232,352	(2,458)	229,894	6.0%
European CapEx loans	12,365	—	12,365	2.3%
Finance leases	2,726	—	2,726	2.7%
	$647,443	$(25,425)	622,018
Less: Current portion			(5,873)
Long-term debt			$616,145
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

Covenants

Subject to certain exceptions, the indenture governing the Notes contains restrictive covenants that, among other things, limit the ability of the Company and the Notes Subsidiary Guarantors to: (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets or issue capital stock of restricted subsidiaries; (v) create liens; (vi) merge, consolidate, transfer or dispose of substantially all of their assets; and (vii) engage in certain transactions with affiliates. These covenants are subject to several important limitations and exceptions that are described in the indenture.

The indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal, premium, if any, and interest, when due; (ii) failure for 60 days to comply with any obligations, covenants or agreements in the indenture after receipt of written notice from the Bank of New York Mellon, London Branch (“the Trustee”) or holders of at least 30 percent in principal amount of the then outstanding Notes of such failure (other than defaults referred to in the foregoing clause (i)); (iii) default under any mortgage, indenture or instrument for money borrowed by the Company or certain of its subsidiaries, (iv) a failure to pay certain judgments; and (v) certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Trustee or holders of at least 30 percent in principal amount of the then outstanding Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. These events of default are subject to several important qualifications, limitations and exceptions that are described in the indenture. As of March 31, 2023, the Company was in compliance with all covenants under the indenture governing the Notes.

Senior Secured Credit Facilities

On December 15, 2022, the Company entered into a $400.0 million term loan facility (the “Term Loan Facility”) pursuant to a credit agreement (the “Term Loan Credit Agreement”) with Oaktree Fund Administration L.L.C., in its capacity as the administrative agent, JPMorgan Chase Bank, N.A., in its capacity as collateral agent, and other lenders party thereto. Concurrent with the execution of the Term Loan Facility, the Company entered into a $60.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities” or “SSCF”) pursuant to a credit agreement (the “Revolving Credit Agreement” and, together with the Term Loan Credit Agreement, the “Credit Agreements”) with JPMorgan Chase Bank, N.A., in its capacity as administrative agent, collateral agent and issuing bank, and other lenders and issuing banks thereunder. The previously outstanding $107.5 million U.S. revolving credit facility and €60.0 million European revolving credit facility were terminated.

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

Borrowings under the Term Loan Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) the secured overnight financing rate (“SOFR”), with a floor of 1.50 percent per annum, or (ii) a base rate (“Term Base Rate”), with a floor of 1.50 percent per annum, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the New York Federal Reserve Bank (the “NYFRB”) rate plus 0.50 percent and (3) SOFR for an interest period of one month plus 1.00 percent, in each case, plus the applicable rate. Initially, the applicable rate prior to March 31, 2023 is equal to 8.00 percent for SOFR loans and 7.00 percent for Term Base Rate loans. Thereafter, the applicable rate will be determined by reference to the Company’s Secured Net Leverage Ratio (as defined in the Term Loan Credit Agreement) and will range between 7.50 percent and 8.00 percent for SOFR loans and between 6.50 percent and 7.00 percent for Term Base Rate loans. In the event of a payment default under the Term Loan Credit Agreement, past due amounts shall be subject to an additional default interest rate of 2.00 percent.

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) SOFR plus 0.10 percent (or, with respect to any borrowings denominated in euros, the adjusted Euro Interbank Offered Rate, “EURIBOR”), with a floor of 0.00 percent per annum or (ii) a base rate (“Revolving Loan Base Rate”), with a floor of 1.00 percent per annum, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the NYFRB rate plus 0.50 percent and (3) SOFR for an interest period of one month plus 1.00 percent, in each case, plus the applicable rate. The applicable rate is determined by reference to the Company’s Secured Net Leverage Ratio (as defined in the Revolving Credit Agreement) and ranges between 3.50 percent and 4.50 percent for SOFR and EURIBOR loans and between 2.50 percent and 3.50 percent for Revolving Base Rate loans. The commitment fee for the unused commitment under the Revolving Credit Facility varies between 0.50 percent and 0.625 percent depending on the Company’s Secured Net Leverage Ratio. Commitment fees are included in interest expense. In the event of a payment default under the Revolving Credit Agreement, past due amounts shall be subject to an additional default interest rate of 2.00 percent.

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

The Credit Agreements contain customary default provisions that include among other things: nonpayment of principal or interest when due, failure to comply with obligations, covenants or other provisions in the Credit Agreements, any failure of representations and warranties, cross-default under other debt agreements for obligations in excess of $20.0 million, insolvency, failure to pay judgments in excess of $20.0 million within 60 days of the judicial award, failure to pay any material plan withdrawal obligations under ERISA, invalidity of the loan agreement, invalidity of any security interest in the loan collateral, change of control and failure to maintain the financial covenants. In the event a default occurs, all commitments under the Senior Secured Credit Facilities would be terminated and the lenders would be entitled to declare the principal, premium, if any, and accrued and unpaid interest on all borrowings outstanding to be due and payable.

In addition, the Credit Agreements contain customary representations and warranties and other covenants. As of March 31, 2023, the Company was in compliance with all covenants under the Credit Agreements.

Available Unused Commitments under the Revolving Credit Facility

As of March 31, 2023, the Company had no outstanding borrowings under the Revolving Credit Facility, had outstanding letters of credit of $4.8 million and had available unused commitments under the Revolving Credit Facility of $55.2 million.

European Debt

In connection with the acquisition of UNIWHEELS AG in 2017, the Company assumed $70.7 million of outstanding debt. As of March 31, 2023, $2.9 million of the assumed debt remained outstanding. The debt matures March 31, 2024, and is collateralized by the financed equipment, guaranteed by Superior and bears interest at a rate of 2.2 percent. Covenants under the loan agreement include a default provision for nonpayment, as well as a material adverse change default provision pursuant to which the lender could accelerate the loan maturity. As of March 31, 2023, the Company was in compliance with all covenants under the loan agreement.

The balance of certain post-acquisition equipment loans was $8.5 million as of March 31, 2023. The loans bear interest at 2.3 percent, mature September 30, 2027 and require quarterly principal and interest payments. The loans are secured with liens on the financed equipment and are subject to covenants that, among other things, include a material adverse change default provision pursuant to which the lender could accelerate the loan maturity, as well as a provision that restricts the ability of Superior Europe AG to reduce its ownership interest in Superior Industries Production Germany GmbH, its wholly owned subsidiary and the borrower under the loan. Quarterly installment payments of $0.5 million (€0.5 million) under the loan agreements began in June of 2021. As of March 31, 2023, the Company was in compliance with all covenants under the loans.

Debt maturities as of March 31, 2023, which are due in the next five years and thereafter are as follows:

Debt Maturities	Amount
(Dollars in thousands)
Nine remaining months of 2023	$7,771
2024	7,641
2025	243,241
2026	6,097
2027	5,138
Thereafter	380,000
Total debt liabilities	$649,888

NOTE 10 - SUPPLIER FINANCE PROGRAM

The Company receives extended payment terms for a portion of our purchases (90 days rather than 60 days) with one of our principal aluminum suppliers in exchange for a nominal adjustment to the product pricing. The payment terms provided to us are consistent with aluminum industry norms, as well as those offered to the supplier’s other customers. The supplier factors receivables due from us with a financial institution. We are not a party to the supplier’s factoring agreement with the financial institution. We remit payments directly to our supplier, except with respect to product purchased under extended terms which have been factored by the supplier. These payments are remitted directly to the financial institution in accordance with the payment terms originally negotiated with our supplier. These payments are included in cash flows from operations within the condensed consolidated statements of cash flows. The following table summarizes activity in the amounts owed to the financial institution for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
(Dollars in thousands)
Outstanding at the beginning of the period	14,371	17,638
Added during the period	25,299	39,097
Settled during the period	(21,594)	(28,951)
Outstanding at the end of the period	18,076	27,784

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

The difference between the redemption value of the redeemable preferred stock and the carrying value (the “premium”) is being accreted over the period from the date of issuance through September 14, 2025 using the effective interest method. The accretion is treated as a deemed dividend, recorded as a charge to retained earnings and deducted in computing earnings per share (analogous to the treatment for stated and participating dividends paid on the redeemable preferred shares). The cumulative premium accretion as of March 31, 2023 and December 31, 2022 was $93.4 million and $87.3 million, respectively, resulting in adjusted redeemable preferred stock balances of $228.9 million and $222.8 million, respectively.

NOTE 12 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss), after deducting preferred dividends and accretion and European noncontrolling redeemable equity dividends, by the weighted average number of common shares outstanding. For purposes of calculating diluted earnings per share, the weighted average shares outstanding includes the dilutive effect of outstanding stock options and time and performance based restricted stock units under the treasury stock method. The redeemable preferred shares discussed in Note 11, “Redeemable Preferred Stock” (convertible into 5,326 thousand shares) have not been included in the diluted earnings per share because the inclusion of such shares on an as converted basis would be anti-dilutive for the three months ended March 31, 2023 and March 31, 2022.

	Three Months Ended
	March 31, 2023	March 31, 2022
(Dollars in thousands, except per share amounts)
Basic Earnings Per Share:
Net (loss) income	$(4,047)	$10,070
Less: Redeemable preferred stock dividends and accretion	(9,440)	(8,910)
Less: European noncontrolling redeemable equity dividend	(10)	(11)
Basic numerator	$(13,497)	$1,149
Basic (loss) earnings per share	$(0.49)	$0.04
Weighted average shares outstanding – Basic	27,299	26,397
Diluted Earnings Per Share:
Net (loss) income	$(4,047)	$10,070
Less: Redeemable preferred stock dividends and accretion	(9,440)	(8,910)
Less: European noncontrolling redeemable equity dividend	(10)	(11)
Diluted numerator	$(13,497)	$1,149
Diluted (loss) earnings per share	$(0.49)	$0.04
Weighted average shares outstanding – Basic	27,299	26,397
Dilutive effect of common share equivalents	—	1,017
Weighted average shares outstanding – Diluted	27,299	27,414

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

The income tax provision for the three months ended March 31, 2023 was $3.3 million on pre-tax loss of $0.7 million, resulting in an effective income tax rate of (440.3) percent. The effective income tax rate for the three months ended March 31, 2023 differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position and the mix of earnings among tax jurisdictions.

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

The Company continuously evaluates the realizability of our net deferred tax assets. As of March 31, 2023, substantially all our U.S. and certain German deferred tax assets, net of deferred tax liabilities, were subject to valuation allowances. If our financial results improve, our assessment of the realization of our net deferred tax assets could result in the release of some or all of the valuation allowances. Such a release would result in a material noncash income tax benefit in the period of release and the recording of additional deferred tax assets. There is a reasonable possibility that within the next three to fifteen months, sufficient positive evidence becomes available to reach a conclusion that all or a significant portion of the valuation allowances against our U.S. net deferred tax assets would no longer be required.

NOTE 14 - LEASES

The Company determines whether an arrangement is or contains a lease at the inception of the arrangement. Operating leases are included in other noncurrent assets, accrued expenses and other noncurrent liabilities in our condensed consolidated balance sheets. Finance leases are included in property, plant and equipment, net, short-term debt and long-term debt (less current portion) in our condensed consolidated balance sheets.

Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Finance and operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. Since we generally do not have access to the interest rate implicit in the lease, the Company uses our incremental borrowing rate (for fully collateralized debt) at the inception of the lease in determining the present value of the lease payments. The implicit rate is, however, used where readily available. Lease expense under operating leases is recognized on a straight-line basis over the term of the lease. Certain of our leases contain both lease and nonlease components, which are accounted for separately.

The Company has operating and finance leases for office facilities, a data center and certain equipment. The remaining terms of our leases range from over one year to six years. Certain leases include options to extend the lease term for up to ten years, as well as options to terminate, both of which have been excluded from the term of the lease since exercise of these options is not reasonably certain.

Lease expense and cash flow for the three months ended March 31, 2023 and March 31, 2022 and operating and finance lease assets and liabilities, average lease term and average discount rate as of March 31, 2023 and December 31, 2022 are as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
(Dollars in thousands)
Lease Expense
Finance lease expense:
Amortization of right-of-use assets	$245	$314
Interest on lease liabilities	16	15
Operating lease expense	623	686
Total lease expense	$884	$1,015

Cash Flow Components
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$16	$15
Operating cash outflows from operating leases	636	758
Financing cash outflows from finance leases	288	304
Right-of-use assets obtained in exchange for finance lease liabilities, net of terminations and disposals	396	124
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations and disposals	—	171

	March 31, 2023	December 31, 2022
(Dollars in thousands, except lease term and discount rate)
Balance Sheet Information
Operating leases:
Other noncurrent assets	$7,897	$8,325
Accrued liabilities	$(2,135)	$(2,137)
Other noncurrent liabilities	(6,090)	(6,516)
Total operating lease liabilities	$(8,225)	$(8,653)

Finance leases:
Property, plant and equipment gross	$8,298	$7,899
Accumulated depreciation	(5,929)	(5,684)
Property, plant and equipment, net	$2,369	$2,215
Current portion of long-term debt	$(1,088)	$(1,053)
Long-term debt (less current portion)	(1,738)	(1,673)
Total finance lease liabilities	$(2,826)	$(2,726)

Lease Term and Discount Rates
Weighted-average remaining lease term - finance leases (years)	3.1	3.2
Weighted-average remaining lease term - operating leases (years)	4.0	4.2
Weighted-average discount rate - finance leases	2.6%	2.7%
Weighted-average discount rate - operating leases	3.5%	3.6%

Future minimum payments under our leases as of March 31, 2023 are as follows:

	Amount
(Dollars in thousands)
Lease Maturities	Finance Leases	Operating Leases
Nine remaining months of 2023	$1,088	$1,649
2024	912	2,232
2025	546	2,074
2026	174	1,915
2027	106	886
Thereafter	103	44
Total	2,929	8,800
Less: Imputed interest	(103)	(575)
Total lease liabilities, net of interest	$2,826	$8,225

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

For the three months ended March 31, 2023 payments to retirees or their beneficiaries totaled approximately $0.4 million. We presently anticipate benefit payments in 2023 to total $1.4 million. The following table summarizes the components of net periodic pension cost for the three months ended March 31, 2023 and March 31, 2022.

	Three Months Ended
	March 31, 2023	March 31, 2022
(Dollars in thousands)
Interest cost	$304	$218
Net amortization	—	83
Net periodic pension cost	$304	$301

NOTE 16 - STOCK-BASED COMPENSATION

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “Plan”) was approved by stockholders in May 2018, authorizing us to issue up to 4.35 million shares of common stock, along with nonqualified stock options, stock appreciation rights, restricted stock units and performance restricted stock units to our officers, key employees, nonemployee directors and consultants. In May 2021, the stockholders approved an amendment to the Plan that, among other things, increased the authorized shares by 2 million. At March 31, 2023, there were 0.1 million shares available for future grants under this Plan. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

Under the terms of the Plan, each year eligible participants are granted time value restricted stock units (“RSUs”), vesting ratably over a three-year period, and performance restricted stock units (“PSUs”) with three-year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the Company’s common stock, with accrued dividends.

RSU, PSU and option activity for the three months ended March 31, 2023 and March 31, 2022 is summarized in the following table:

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price
Balance at January 1, 2023	896,799	$4.16	2,323,101	$6.26	—	$—
Granted	56,818	4.40	56,818	5.39	—	—
Settled	(369,585)	4.04	(1,016,574)	5.13	—	—
Forfeited or expired	(29,853)	5.80	(34,037)	8.50	—	—
Balance at March 31, 2023	554,179	$4.23	1,329,308	$6.78	—	$—

Awards estimated to vest in the future	554,179	$4.23	1,329,308	$6.78	—	$—

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price
Balance at January 1, 2022	966,429	$4.62	2,484,581	$6.67	9,000	$16.76
Granted	333,673	4.28	667,345	5.33	—	—
Settled	(381,743)	4.02	(719,659)	6.68	—	—
Forfeited or expired	(4,570)	3.77	(109,166)	7.24	—	—
Balance at March 31, 2022	913,789	$4.75	2,323,101	$6.26	9,000	$16.76

Awards estimated to vest in the future	897,734	$4.79	2,056,141	$6.31	9,000	$16.76

Stock-based compensation expense for the three months ended March 31, 2023 and March 31, 2022 was $0.8 million and $2.6 million, respectively. Unrecognized stock-based compensation expense related to nonvested awards of $5.9 million is expected to be recognized over a weighted average period of approximately 1.5 years as of March 31, 2023.

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

The Company purchases electricity and natural gas requirements for its manufacturing operations in Poland from a single energy distributor. Superior and its energy distributor, as well as the parent company of the energy distributor, have filed various claims against one another. These claims generally request the court to determine whether Superior’s energy contracts with the energy distributor were valid during the period December 2021 through May 2022. In December 2021, the Company’s energy distributor informed the Company it would no longer supply energy, notwithstanding its contractual obligation to continue supply. Following a request from the Company, the court enjoined the energy distributor from terminating supply to the Company. In February 2022, the Company filed a claim requesting the court affirm the validity of the energy supply agreements, which contained favorable hedged purchase contracts. The energy distributor contested the Company’s validity claims. The energy distributor’s parent filed a suit against the Company asserting that the Company’s energy contracts were no longer valid and asserting that the Company owed additional amounts for its purchases equal to the excess of market prices over prices set forth in the energy contracts. If the court concludes that the energy contracts were not valid during this period, Superior could be required to pay up to an additional $14.5 million for its energy purchases. Any such adverse judgment would be appealed by the Company. A final conclusion in this matter is anticipated to take 18-24 months. We have concluded that an unfavorable ruling is not probable and, therefore, we have not recognized any provision for this contingent loss as of March 31, 2023.

Sales of products to our OEM customers are subject to contracts that involve numerous terms and conditions and incorporate extensive documentation developed throughout the sales and contracting process, including quotes and product specifications. These terms and conditions can be complex and may be subject to differing interpretations, which could result in contractual disputes. In the first quarter of 2023, the Company and one of its OEM customers began assessing whether certain wheels shipped between January 2021 and October 2022 were in conformity with the product specifications. Management’s current assessment is that the wheels shipped meet the customer’s product specifications. However, the customer may conclude differently. Potential outcomes include the customer agreeing with our assessment, entering into a commercial settlement or the provision of replacement wheels. In the event replacement wheels are required, our current estimate to manufacture and install the replacement wheels is approximately $11.0 million. Based upon facts currently known, we have concluded that it is not probable that provision of replacement wheels will be required and, therefore, we have not recognized any provision for this contingent loss as of March 31, 2023. We expect this matter to be resolved within the first half of 2023.

NOTE 18 – RECEIVABLES FACTORING

The Company sells certain customer trade receivables on a nonrecourse basis under factoring arrangements with designated financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash provided by operating activities. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes. During the three months ended March 31, 2023 and March 31, 2022, the Company sold trade receivables totaling $225.3 million and $208.7 million, respectively, and incurred factoring fees of $1.0 million and $0.6 million, respectively. As of March 31, 2023 and December 31, 2022, receivables of $111.3 million and $97.2 million, respectively, had been factored and had not yet been paid by customers to the respective financial institutions. The collective limit under our factoring arrangements was $151.1 million and $150.0 million as of March 31, 2023 and December 31, 2022, respectively.

NOTE 19 – RESTRUCTURING

During the first quarter of 2023, the Company initiated a reduction in its global workforce to better align our cost structure with lower automotive industry production levels. As a result, the Company recognized a restructuring charge of $5.3 million of separation costs, $2.8 million of which was charged to selling, general and administrative expenses and $2.5 million which was charged to cost of sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have included or incorporated by reference in this Quarterly Report on Form 10-Q (including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management’s current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, the impact of COVID-19 and the resulting supply chain disruptions, energy costs and semiconductor chip shortages, and rising interest rates as well as Russian military invasion of Ukraine (the “Ukraine Conflict”), on our future growth and earnings. Any statement that is not historical in nature is a forward-looking statement and may be identified using words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to,” “could,” “continue,” “estimates,” and similar expressions. These statements include our belief regarding general automotive industry and market conditions and growth rates, as well as general domestic and international economic conditions.

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, which could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks, uncertainties and other factors include, but are not limited to, those described in Part I, Item 1A, “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022 and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report and those described from time to time in our other reports filed with the Securities and Exchange Commission.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and with the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Executive Overview

Overview of Superior

Superior Industries International, Inc.’s (referred to herein as the “Company,” “Superior,” or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. We employ approximately 7,400 full-time employees, operating in eight manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and one of the leading European aluminum wheel aftermarket manufacturers and suppliers. Our OEM aluminum wheels accounted for approximately 96 percent of our sales in the first three months of 2023 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Ford, GM, Honda, Jaguar-Land Rover, Lucid Motors, Mazda, Mercedes-Benz Group, Nissan, PSA, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs.

Demand for our products is mainly driven by light vehicle production levels in North America and Europe and customer take rates on specific vehicle platforms that we serve and wheel SKUs that we produce. The majority of our customers’ wheel programs are awarded two to four years before actual production is expected to begin. Our purchase orders with OEMs are typically specific to a particular vehicle model.

GM, VW Group, Ford and Toyota each individually accounted for 10 percent or more of our consolidated sales for the three months ended March 31, 2023 and March 31, 2022. Our sales to these customers were as follows:

Three Months Ended	March 31, 2023		March 31, 2022
(Dollars in millions)	Percent of Sales	Dollars	Percent of Sales	Dollars
GM	22%	$83.0	26%	$106.3
VW Group	17%	$66.4	13%	$54.0
Ford	12%	$46.4	14%	$57.8
Toyota	11%	$43.5	10%	$41.0

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

The automotive industry continues to be impacted by the supply chain disruption which emerged as OEM vehicle production resumed and began to scale following the shutdown because of the COVID-19 pandemic. The supply chain disruption includes shortages of semiconductor chips, electric vehicle batteries, shipping containers, steel, resin and foam. The semiconductor chip shortage has continued to constrain OEM vehicle production although there was improvement in the first quarter of 2023. Rising costs, especially energy in Europe, experienced in 2021, 2022 and the first three months of 2023 are expected to continue. In addition, the Ukraine Conflict which resulted in temporary shutdowns at certain OEM production facilities in early 2022, began to affect our production volume in March 2022 and continues to impact order volatility and inflationary cost pressures. Although the cost of energy has moderated in the first quarter of 2023, energy costs remain higher in Europe than prices prevailing prior to the pandemic and Ukraine Conflict. While the prices under our OEM contracts are adjusted for changes in the cost of aluminum and certain other costs, our aftermarket contracts do not provide such pass through of aluminum or other costs. Future increases in raw material costs and OEM production volatility may cause our inventory levels to increase, negatively impacting our cash flows.

Automotive industry production volumes in the North American and Western and Central European regions in the first three months of 2023, as compared to the corresponding periods of 2022 and 2021, are shown below:

Automotive Industry Production (North America and Western and Central Europe)
Three Months Ended	March 31,			2023 vs 2022	2022 vs 2021
	2023	2022	2021	% Change	% Change
(Units in thousands)
North America	3,898	3,550	3,615	9.8%	(1.8%)
Western and Central Europe	4,036	3,260	3,950	23.8%	(17.5%)
Total	7,934	6,810	7,565	16.5%	(10.0%)

Automotive industry production volumes in our markets increased 16.5 percent in the first three months of 2023 as compared to 2022. North American production volumes increased 9.8 percent and Western and Central European production volumes increased 23.8 percent primarily due to easing supply chain constraints. However, the Ukraine Conflict may continue to be a constraint on future European automotive production volumes and, therefore, Superior production volumes.

The April 2023 IHS forecast projects that the 2023 production will be 6.6 percent higher than 2022 (5.2 percent in North America and 8.1 percent in Western and Central Europe) but 13.0 percent lower than 2019 pre-pandemic levels. Elevated vehicle cost, higher financing costs, and consumer inflation and recession fear is likely affecting vehicle demand.

Sustainability

We published our 2022 Sustainability Report on August 31, 2022. That report reflected the results of the materiality assessment we conducted in 2021 to identify the sustainability interests of our stakeholders to develop our sustainability strategy. We remain committed to reducing natural gas, electricity, and water consumption, solid waste and air emissions at our facilities. All Superior manufacturing plants have implemented Environmental Management Systems that are ISO14001 certified and are subject to annual audits by an independent third party.

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

Overview of the First Quarter of 2023

The following charts show the operational performance in the quarter ended March 31, 2023 in comparison to the quarter ended March 31, 2022 (dollars in millions):

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

Results of Operations

	Three Months Ended
	March 31, 2023	March 31, 2022	Net Change
(Dollars in thousands, except per share data)
Net sales
North America	$211,618	$227,198	$(15,580)
Europe	169,348	173,328	(3,980)
Net sales	380,966	400,526	(19,560)
Cost of sales	346,388	359,939	13,551
Gross profit	34,578	40,587	(6,009)
Percentage of net sales	9.1%	10.1%	(1.0)%
Selling, general and administrative expenses	19,442	16,950	(2,492)
Income from operations	15,136	23,637	(8,501)
Percentage of net sales	4.0%	5.9%	(1.9)%
Interest expense, net	(15,698)	(9,962)	(5,736)
Other expense, net	(187)	(87)	(100)
Income tax provision	(3,298)	(3,518)	220
Net (loss) income	$(4,047)	$10,070	$(14,117)
Percentage of net sales	(1.1)%	2.5%	(3.6)%
Diluted (loss) earnings per share	$(0.49)	$0.04	$(0.53)
Value added sales (1)	$202,662	$189,395	$13,267
Value added sales adjusted for foreign exchange (1)	$207,035	$189,395	$17,640
Adjusted EBITDA (2)	$45,489	$49,210	$(3,721)
Percentage of net sales	11.9%	12.3%	(0.4)%
Percentage of value added sales	22.4%	26.0%	(3.6)%
Unit shipments in thousands	3,858	4,084	(226)

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

Shipments

Wheel unit shipments were 3.9 million for the first quarter of 2023 compared to unit shipments of 4.1 million for the same period in 2022, a decrease of 5.5 percent. The decrease was comprised of a 4.1 percent decrease in unit shipment volumes in North America and 7.4 percent decrease in European shipment volumes. The majority of this decrease is attributable to the 45.9 percent decrease in the aftermarket unit shipments as a result of softening aftermarket demand due to a slowdown of the European economy, rising energy prices, and warm weather which reduces demand for winter tires, as well as the Ukraine conflict.

Net Sales

Net sales for the first quarter of 2023 were $381.0 million, compared to net sales of $400.5 million for the same period in 2022, a decrease of 4.9 percent. The decrease in revenue was primarily due to lower aluminum pass throughs to our OEM customers of $32.9 million and $7.1 million of unfavorable foreign exchange primarily related to the Euro, as well as fewer unit shipments, partially offset by pricing of $21.9 million.

Cost of Sales

Cost of sales was $346.4 million for the first quarter of 2023 compared to cost of sales of $359.9 million for the same period in 2022. The decrease in cost of sales was primarily due to $22.1 million lower cost of aluminum, as well as favorable foreign exchange of $6.1 million primarily related to the Euro, partially offset by an increase in conversion costs of $14.6 million due to inflationary cost pressures and unfavorable cost absorption due to lower production volumes.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense was $19.4 million for the first quarter of 2023 as compared to $17.0 million for the same period in 2022. The increase in SG&A expense is primarily attributable to the $2.8 million restructuring charge recognized in the first quarter of 2023 related to the Company's reduction in its global workforce (refer to Note 19 “Restructuring” in the Notes to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements”).

Net Interest Expense

Net interest expense for the first quarter of 2023 was $15.7 million compared to net interest expense of $10.0 million in the first quarter of 2022, a $5.7 million increase. The increase is due to a $50.8 million increase in the principal amount of term loan debt as a result of the refinancing in December 2022, rising interest rates and a higher credit spread on the new term loan (refer to Note 9 "Debt", in the Notes to the Condensed Consolidated Financial Statements in Item 1, "Financial Statements").

Other Income (Expense)

Other expense of $0.2 million for the first quarter of 2023 was flat compared to other expense of $0.1 million for the same period in 2022.

Income Tax (Provision) Benefit

The income tax provision for the first quarter of 2023 was $3.3 million on pre-tax loss of $0.7 million, representing an effective income tax rate of (440.3) percent. This differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position and the mix of earnings among tax jurisdictions. The income tax provision for the first quarter of 2022 was $3.5 million on a pre-tax income of $13.6 million, representing an effective income tax rate of 25.9 percent. This differs from the statutory rate primarily due to U.S. and Germany valuation allowances, the reversal of an uncertain tax position and the mix of earnings among tax jurisdictions.

Net Income (Loss)

Net loss for the first quarter of 2023 was $4.0 million, or a $0.49 loss per diluted share, compared to net income of $10.1 million, or $0.04 per diluted share, for the same period in 2022.

Segment Sales and Income from Operations

	Three Months Ended
	March 31, 2023	March 31, 2022	Change
(Dollars in thousands)
Selected data
Net sales
North America	$211,618	$227,198	$(15,580)
Europe	169,348	173,328	(3,980)
Total net sales	$380,966	$400,526	$(19,560)
Income from operations
North America	$21,715	$19,567	$2,148
Europe	(6,579)	4,070	(10,649)
Total income from operations	$15,136	$23,637	$(8,501)

North America

Net sales for our North American segment for the first quarter of 2023 decreased 6.9 percent while unit shipments decreased 4.1 percent, compared to the same period in 2022. The $15.6 million decrease in net sales was primarily due to lower aluminum cost pass throughs to our OEM customers of $23.5 million and lower unit shipments, partially offset by pricing. North American segment income from operations for the first quarter of 2023 increased by $2.1 million, as compared to the first quarter of 2022, primarily due to pricing, partially offset by inflationary cost pressures and higher conversion costs due to unfavorable cost absorption on lower production volumes, and a restructuring charge (refer to Note 19 “Restructuring” in the Notes to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements”).

Europe

Net sales for our European segment for the first quarter of 2023 decreased 2.3 percent while unit shipments decreased 7.4 percent, compared to the same period in 2022. Net sales were lower primarily due to $9.4 million of lower aluminum pass throughs and unfavorable foreign exchange of $7.7 million substantially offset by pricing of $9.9 million. European segment income from operations for the first quarter of 2023 was $10.6 million lower primarily due to lower unit shipments, higher conversion costs and the timing of aluminum cost recovery of $14.7 million, and a $3.8 million restructuring charge, partially offset by pricing (refer to Note 19 “Restructuring" in the Notes to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements").

Financial Condition, Liquidity and Capital Resources

As of March 31, 2023, our cash and cash equivalents totaled $228.6 million compared to $133.7 million and $213.0 million at March 31, 2022 and December 31, 2022, respectively. Our sources of liquidity primarily include cash and cash equivalents, cash provided by operating activities, borrowings under available debt facilities, and factoring arrangements for trade receivables. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $261.4 million and 1.9:1.0, respectively, at March 31, 2023, versus $257.6 million and 2.0:1.0 at December 31, 2022. Although the Company continues to effectively manage all elements of working capital, receivables and inventories have increased in 2022 and 2023 largely due to higher input costs.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, debt facilities, cash and cash equivalents, and we believe these sources will continue to meet our future requirements. Capital expenditures relate to improving production quality and efficiency and extending the useful lives of existing property and expenditures for new product offerings, as well as expanded capacity for existing products. During 2023, we expect that capital expenditures will be approximately $65.0 million.

In connection with the acquisition of our European operations, we entered into several debt and equity financing arrangements during 2017. On March 22, 2017, we entered into a senior secured credit facility consisting of a $400.0 million term loan facility (the “Acquisition Term Loan Facility”) and a $160.0 million revolving credit facility (the “U.S. Revolving Credit Facility”), subsequently reduced to $107.5 million by May 2022. On May 22, 2017, we issued 150,000 shares of redeemable preferred stock for an aggregate purchase price of $150.0 million. On June 15, 2017, we issued €250.0 million aggregate principal amount of 6.00% Senior Notes due June 15, 2025 (the “Notes”). Finally, as part of the European business acquisition, we also assumed $70.7 million of outstanding debt, including a €30.0 million European revolving credit facility (the “European Revolving Credit Facility”) which was subsequently increased to €60.0 million. In addition, the European business entered into equipment loan agreements totaling $13.4 million (€12.0 million) in the fourth quarter of 2019.

On December 15, 2022, the Company entered into a $400.0 million term loan facility (the “Term Loan Facility”) with Oaktree Fund Administration L.L.C., in its capacity as the administrative agent, JPMorgan Chase Bank, N.A., in its capacity as collateral agent, and other lenders party thereto. The Term Loan Facility requires quarterly principal payments of $1.0 million. Additional principal payments may be due with respect to asset sales, debt issuances and as a percentage of cash flow in excess of a specified threshold. Concurrent with the issuance of the Term Loan Facility, the Company entered into a $60.0 million revolving credit facility (the “Revolving Credit Facility”) and terminated the previously outstanding $107.5 million U.S. Revolving Credit Facility and €60.0 million European Revolving Credit Facility. The $388.0 million proceeds of the borrowings under the Term Loan Facility (consisting of the $400.0 million aggregate principal less the original issuance discount of $12.0 million) were used to repay the $349.2 million balance outstanding under the Acquisition Term Loan Facility and to pay debt issuance costs and expenses incurred in connection with the Term Loan Facility and Revolving Credit Facility. As a result of the refinancing, our annual interest expense on the Term Loan Facility is expected to increase by more than $20.0 million in 2023.

Balances outstanding under the Term Loan Facility, Notes, and equipment loans as of March 31, 2023 were $399.0 million, $236.7 million, and $11.4 million, respectively. The balance of the redeemable preferred stock was $228.9 million as of March 31, 2023. The Revolving Credit Facility and the Term Loan Facility mature on December 15, 2027 and December 15, 2028, respectively. However, in the event the Company has not repaid, refinanced or otherwise extended the maturity of the Notes beyond the maturity date of the Term Loan Facility by the date 91 days prior to June 15, 2025, the Term Loan Facility and Revolving Credit Facility will mature 91 days prior to June 15, 2025. Similarly, in the event the Company has not redeemed, refinanced or otherwise extended the unconditional redemption date of the redeemable preferred stock beyond the maturity date of the Term Loan Facility by the date 91 days prior to September 14, 2025, the Term Loan Facility and Revolving Credit Facility will mature 91 days prior to September 14, 2025.

The redeemable preferred stock may be unconditionally redeemed at the holder’s election on or after September 14, 2025 at the redemption amount, $300 million, provided the Company has sufficient available funds. Under Delaware law, any redemption payment would be limited to the “surplus” that our Board of Directors determines is available to fund a full or partial redemption without rendering us insolvent. The shares of preferred stock not redeemed would continue to receive an annual dividend of 9 percent on the original stated value, plus any accrued and unpaid dividends, which would be paid quarterly. The Board of Directors would have to evaluate on an ongoing basis the ability of the Company to make any further redemption payments until the full redemption amount has been paid. The Company currently intends to repay, refinance or otherwise extend the Notes prior to their maturity and to redeem, refinance or otherwise extend the unconditional redemption date of the redeemable preferred stock.

As of March 31, 2023, the Company had no outstanding borrowings under the Revolving Credit Facility, outstanding letters of credit of $4.8 million and available unused commitments under the Revolving Credit Facility of $55.2 million. As a result, our liquidity totaled $246.3 million at March 31, 2023, consisting of cash and cash equivalents of $191.1 million ($228.6 million less the $37.5 million contractual liquidity required pursuant to the Term Loan Facility and Revolving Credit Facility) and available and unused commitments under the Revolving Credit Facility of $55.2 million.

As of March 31, 2023, we had no significant off-balance sheet arrangements other than factoring of $111.3 million of our trade receivables.

The following table summarizes the cash flows from operating, investing and financing activities as reflected in the condensed consolidated statements of cash flows.

	Three Months Ended
	March 31, 2023	March 31, 2022
(Dollars in thousands)
Net cash provided by operating activities	38,738	45,001
Net cash used in investing activities	(15,589)	(17,804)
Net cash used by financing activities	(9,172)	(6,705)
Effect of exchange rate changes on cash	1,639	(284)
Net increase in cash and cash equivalents	$15,616	$20,208

Operating Activities

Net cash provided by operating activities was $38.7 million for the first three months of 2023 compared to net cash provided by operating activities of $45.0 million for the same period in 2022. The decrease in cash flow provided by operating activities was primarily driven by $14.0 million of lower profitability partially offset by lower use of cash for working capital.

Investing Activities

Net cash used in investing activities of $15.6 million for the first three months of 2023 was comparable to $17.8 million for the same period in 2022.

Financing Activities

Net cash used in financing activities was $9.2 million for the first three months of 2023 compared to net cash used in financing activities of $6.7 million for the same period in 2022. This increase was primarily due to a $1.0 million increase in repayments of debt and a $1.7 million increase in tax withholding for stock-based compensation.

Non-GAAP Financial Measures

In this Quarterly Report, we discuss three important measures that are not calculated according to U.S. GAAP, value added sales, value added sales adjusted for foreign exchange and adjusted EBITDA.

Value added sales represents net sales less the value of aluminum and other costs, as well as outsourced service provider (“OSP”) costs that are included in net sales. Contractual arrangements with our customers allow us to pass on changes in aluminum and certain other costs. Value added sales adjusted for foreign exchange represents value added sales on a constant currency basis. For entities reporting in currencies other than the U.S. dollar, the current period amounts are translated using the prior year comparative period exchange rates, rather than the actual exchange rates in effect during the current period. Value added sales adjusted for foreign exchange allows users of the financial statements to consider our net sales information both with and without the aluminum, other costs and OSP costs and fluctuations in foreign exchange rates. Management utilizes value added sales adjusted for foreign exchange as a key metric in measuring and evaluating the growth of the Company because it eliminates the volatility of the cost of aluminum and changes in foreign exchange rates. Management utilizes value added sales in calculating adjusted EBITDA margin to eliminate volatility of the cost of aluminum in evaluating year-over-year margin growth.

The following table reconciles our net sales, the most directly comparable U.S. GAAP financial measure, to our value added sales and value added sales adjusted for foreign exchange:

	Three Months Ended
	March 31, 2023	March 31, 2022
(Dollars in thousands)
Net sales	$380,966	$400,526
Less: aluminum, other costs, and outside service provider costs	(178,304)	(211,131)
Value added sales	$202,662	$189,395
Currency impact on current period value added sales	4,373	—
Value added sales adjusted for foreign exchange	$207,035	$189,395

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

The following table reconciles our net (loss) income, the most directly comparable U.S. GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended
	March 31, 2023	March 31, 2022
(Dollars in thousands)
Net (loss) income	$(4,047)	$10,070
Interest expense, net	15,698	9,962
Income tax provision	3,298	3,518
Depreciation	18,016	17,834
Amortization	4,825	6,248
Restructuring, factoring fees and other (1) (2)	7,699	1,578
Adjusted EBITDA	$45,489	$49,210
Adjusted EBITDA as a percentage of net sales	11.9%	12.3%
Adjusted EBITDA as a percentage of value added sales	22.4%	26.0%

(1)
In the first quarter of 2023, we incurred $1.0 million of accounts receivable factoring fees, $5.3 million of separation costs and $1.4 million of other costs.
(2)
In the first quarter of 2022, we incurred $0.6 million of accounts receivable factoring fees, $0.5 million of certain hiring and separation costs and $0.5 million of other costs.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to apply significant judgment in making estimates and assumptions that affect amounts reported therein, as well as financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These estimates and assumptions, which are based upon historical experience, industry trends, terms of various past and present agreements and contracts, and information available from other sources that are believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent through other sources. We believe the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in developing estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the management’s discussion and analysis in our 2022 Form 10-K (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined in Rule 10(f)(1) of Regulation S-K under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, except as provided below and as set forth in Note 17 “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements regarding a contractual dispute with the parent company of our energy supplier in Poland as well as an ongoing assessment of a loss contingency with an OEM customer, we believe all such matters are adequately provided for, covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position.

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

Refer also to Item 1A, “Risk Factors” “We are from time to time subject to litigation, which could adversely affect our results of operations, financial condition or cash flows” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in “Item 1A, Risk Factors” of our Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date: May 4, 2023	/s/ Majdi B. Abulaban
Majdi B. Abulaban President and Chief Executive Officer

Date: May 4, 2023	/s/ C. Timothy Trenary
C. Timothy Trenary Executive Vice President and Chief Financial Officer