Form 10-Q
period 2023-06-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2023-08-03
CIK 95552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Number of shares of common stock outstanding as of July 28, 2023: 28,091,440

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
NET SALES	$372,603	$431,532	$753,569	$832,058
Cost of sales	331,570	388,905	677,958	748,844
GROSS PROFIT	41,033	42,627	75,611	83,214
Selling, general and administrative expenses	17,016	16,721	36,458	33,671
INCOME FROM OPERATIONS	24,017	25,906	39,153	49,543
Interest expense, net	(15,690)	(10,338)	(31,388)	(20,300)
Other (expense) income, net	(2,600)	681	(2,787)	594
INCOME BEFORE INCOME TAXES	5,727	16,249	4,978	29,837
Income tax provision	(5,794)	(5,405)	(9,092)	(8,923)
NET (LOSS) INCOME	$(67)	$10,844	$(4,114)	$20,914
(LOSS) EARNINGS PER SHARE – BASIC	$(0.35)	$0.07	$(0.84)	$0.11
(LOSS) EARNINGS PER SHARE – DILUTED	$(0.35)	$0.07	$(0.84)	$0.11

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net (loss) income	$(67)	$10,844	$(4,114)	$20,914
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	8,542	(11,654)	23,173	(9,611)
Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	33,595	(15,906)	53,048	1,346
Tax (provision) benefit	(3,251)	323	(4,584)	(108)
Change in unrecognized gains (losses) on derivative instruments, net of tax	30,344	(15,583)	48,464	1,238
Defined benefit pension plan:
Amortization of actuarial losses on pension obligation	—	83	—	166
Tax provision	—	—	—	—
Pension changes, net of tax	—	83	—	166
Other comprehensive income (loss), net of tax	38,886	(27,154)	71,637	(8,207)
Comprehensive income (loss)	$38,819	$(16,310)	$67,523	$12,707

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$181,115	$213,022
Accounts receivable, net	101,017	72,725
Inventories, net	181,860	178,688
Income taxes receivable	1,959	2,261
Other current assets	58,421	42,218
Total current assets	524,372	508,914
Property, plant and equipment, net	476,834	473,960
Deferred income tax assets, net	22,408	35,187
Intangibles, net	42,492	51,497
Other noncurrent assets	94,106	64,181
Total assets	$1,160,212	$1,133,739
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$148,455	$158,049
Short-term debt	7,236	5,873
Accrued expenses	73,616	74,108
Income taxes payable	1,568	13,300
Total current liabilities	230,875	251,330
Long-term debt (less current portion)	607,902	616,145
Noncurrent income tax liabilities	7,882	8,524
Deferred income tax liabilities, net	4,583	3,468
Other noncurrent liabilities	49,923	55,733
Commitments and contingent liabilities (Note 17)	—	—
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized – 1,000,000 shares
Issued and outstanding – 150,000 shares outstanding at June 30, 2023 and December 31, 2022	235,143	222,753
European noncontrolling redeemable equity	1,087	1,083
Shareholders’ equity (deficit):
Common stock, $0.01 par value
Authorized – 100,000,000 shares
Issued and outstanding – 28,091,440 and 27,016,125 shares at June 30, 2023 and December 31, 2022	110,802	111,105
Accumulated other comprehensive loss	(17,632)	(89,269)
Retained earnings	(70,353)	(47,133)
Total shareholders’ equity (deficit)	22,817	(25,297)
Total liabilities, mezzanine equity and shareholders’ equity	$1,160,212	$1,133,739

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,114)	$20,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,308	47,208
Income tax, noncash changes	11,316	4,087
Stock-based compensation	3,004	4,652
Amortization of debt issuance costs	2,383	2,465
Other noncash items	44	(1,044)
Changes in operating assets and liabilities:
Accounts receivable	(24,847)	(35,483)
Inventories	1,392	(38,739)
Other assets and liabilities	796	(1,266)
Accounts payable	(12,832)	53,755
Income taxes	(12,283)	664
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,167	57,213
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(21,751)	(34,288)
Proceeds from sale of fixed assets	—	150
NET CASH USED IN INVESTING ACTIVITIES	(21,751)	(34,138)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(12,414)	(2,505)
Cash dividends paid	(6,696)	(6,792)
Financing costs paid and other	(31)	—
Payments related to tax withholdings for stock-based compensation	(3,307)	(1,788)
Finance lease payments	(551)	(547)
NET CASH USED IN FINANCING ACTIVITIES	(22,999)	(11,632)
Effect of exchange rate changes on cash	1,676	(2,658)
Net changes in cash and cash equivalents	(31,907)	8,785
Cash and cash equivalents at the beginning of the period	213,022	113,473
Cash and cash equivalents at the end of the period	$181,115	$122,258

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands, except share amounts)

(Unaudited)

For the six months ended June 30, 2023
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT JANUARY 1, 2023	27,016,125	$111,105	$19,844	$1,591	$(110,704)	$(47,133)	$(25,297)
Net loss	—	—	—	—	—	(4,114)	(4,114)
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	48,464	—	—	—	48,464
Change in defined benefit plans, net of taxes	—	—	—	—	—	—	—
Net foreign currency translation adjustment	—	—	—	—	23,173	—	23,173
Common stock issued, net of shares withheld for employee taxes	1,075,315	—	—	—	—	—	—
Stock-based compensation	—	(303)	—	—	—	—	(303)
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(19,085)	(19,085)
European noncontrolling redeemable equity dividend	—	—	—	—	—	(21)	(21)
BALANCE AT JUNE 30, 2023	28,091,440	$110,802	$68,308	$1,591	$(87,531)	$(70,353)	$22,817

For the three months ended June 30, 2023
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT APRIL 1, 2023	27,908,669	$108,603	$37,964	$1,591	$(96,073)	$(60,630)	$(8,545)
Net loss	—	—	—	—	—	(67)	(67)
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	30,344	—	—	—	30,344
Change in defined benefit plans, net of taxes	—	—	—	—	—	—	—
Net foreign currency translation adjustment	—	—	—	—	8,542	—	8,542
Common stock issued, net of shares withheld for employee taxes	182,771	—	—	—	—	—	—
Stock-based compensation	—	2,199	—	—	—	—	2,199
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(9,645)	(9,645)
European noncontrolling redeemable equity dividend	—	—	—	—	—	(11)	(11)
BALANCE AT JUNE 30, 2023	28,091,440	$110,802	$68,308	$1,591	$(87,531)	$(70,353)	$22,817

For the six months ended June 30, 2022
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT JANUARY 1, 2022	26,163,077	$103,214	$(9,051)	$(6,133)	$(110,790)	$(47,661)	$(70,421)
Net income	—	—	—	—	—	20,914	20,914
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	1,238	—	—	—	1,238
Change in defined benefit plans, net of taxes	—	—	—	166	—	—	166
Net foreign currency translation adjustment	—	—	—	—	(9,611)	—	(9,611)
Common stock issued, net of shares withheld for employee taxes	853,048	—	—	—	—	—	—
Stock-based compensation	—	2,864	—	—	—	—	2,864
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(17,911)	(17,911)
European noncontrolling redeemable equity dividend	—	—	—	—	—	(22)	(22)
BALANCE AT JUNE 30, 2022	27,016,125	$106,078	$(7,813)	$(5,967)	$(120,401)	$(44,680)	$(72,783)

For the three months ended June 30, 2022
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT APRIL 1, 2022	26,853,292	$104,216	$7,770	$(6,050)	$(108,747)	$(46,512)	$(49,323)
Net income	—	—	—	—	—	10,844	10,844
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	(15,583)	—	—	—	(15,583)
Change in defined benefit plans, net of taxes	—	—	—	83	—	—	83
Net foreign currency translation adjustment	—	—	—	—	(11,654)	—	(11,654)
Common stock issued, net of shares withheld for employee taxes	162,833	—	—	—	—	—	—
Stock-based compensation	—	1,862	—	—	—	—	1,862
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(9,001)	(9,001)
European noncontrolling redeemable equity dividend	—	—	—	—	—	(11)	(11)
BALANCE AT JUNE 30, 2022	27,016,125	$106,078	$(7,813)	$(5,967)	$(120,401)	$(44,680)	$(72,783)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

Superior Industries International, Inc.’s (referred herein as the “Company,” “Superior,” or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. We employ approximately 7,100 full-time employees, operating in eight manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and one of the leading European aluminum wheel aftermarket manufacturers and suppliers. Our OEM aluminum wheels accounted for approximately 96 percent of our sales in the first six months of 2023 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Ford, GM, Honda, Jaguar-Land Rover, Lucid Motors, Mazda, Mercedes-Benz Group, Nissan, PSA, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs. We have determined that our North American and European operations should be treated as separate reportable segments as further described in Note 5, “Business Segments.”

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

Cash Paid for Interest and Taxes and Noncash Investing Activities

Cash paid for interest was $30.8 million and $17.9 million for the six months ended June 30, 2023 and June 30, 2022, respectively. Net cash paid for income taxes was $10.0 million and $4.1 million for the six months ended June 30, 2023 and June 30, 2022, respectively. As of June 30, 2023 and June 30, 2022, $1.7 million and $5.9 million, respectively, of equipment had been purchased but not yet paid and was included in accounts payable in our condensed consolidated balance sheets.

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

The Company’s allowance for credit losses on accounts receivable represents management’s estimate of expected credit losses over the expected term of the receivables. In estimating current expected credit losses, the Company applies a loss rate to receivables aging categories by region and market, OEM or aftermarket, based on historical write-offs. Historical loss rates are adjusted for current conditions and reasonable and supportable forecasts, as necessary. Specific reserves are recognized for individual accounts whenever the Company becomes aware of circumstances indicating that a loss may be incurred on a particular customer account, such as in the event of a customer bankruptcy or significant deterioration in customer operating results or financial condition. Provision adjustments to the allowance for credit losses are recognized in selling, general and administrative expenses. As of June 30, 2023 and December 31, 2022, accounts receivable are reflected net of reserves (including the estimated allowance for credit losses) of $0.7 million and $0.6 million, respectively. Changes in expected credit losses were not significant during the three or six months ended June 30, 2023.

Accounting Standards Update (ASU) 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” On January 1, 2023, the Company adopted ASU 2022-04 which requires that a buyer in a supplier finance program disclose the key terms of the program, including a description of the payment terms. For the obligations that the buyer has confirmed as valid to the finance provider or intermediary, the buyer must disclose: the amount outstanding that remains unpaid by the buyer as of the end of each period, a description of where those obligations are presented in the balance sheet and a roll forward of those obligations during the period, including the amount of obligations confirmed and the amount of obligations subsequently paid. In adopting ASU 2022-04, disclosures which had previously been included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of previous Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q regarding supply chain financing have now been included as Note 10, “Supplier Finance Program” to the condensed consolidated financial statements along with disclosure of payment terms under the program and a roll forward of the amounts owed to the financial institution.

NOTE 2 – REVENUE

The Company disaggregates revenue from contracts with customers into our reportable segments, North America and Europe. Revenues by segment for the three- and six-month periods ended June 30, 2023 and June 30, 2022, respectively, are summarized in Note 5, “Business Segments.”

The opening and closing balances of the Company’s customer receivables and current and long-term contract liabilities balances are as follows:

	June 30, 2023	December 31, 2022	Change
(Dollars in thousands)
Customer receivables	$90,304	$63,565	$26,739
Contract liabilities—current	6,930	6,251	679
Contract liabilities—noncurrent	8,358	8,355	3

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

The following tables categorize items measured at fair value as of June 30, 2023 and December 31, 2022:

		Fair Value Measurement at Reporting Date Using
June 30, 2023		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$78,883	$—	$78,883	$—
Total	$78,883	$—	$78,883	$—
Liabilities			.
Derivative contracts	$2,456	$—	$2,456	$—
Total	$2,456	$—	$2,456	$—

		Fair Value Measurement at Reporting Date Using
December 31, 2022		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$34,960	$—	$34,960	$—
Total	$34,960	$—	$34,960	$—
Liabilities			.
Derivative contracts	$11,780	$—	$11,780	$—
Total	$11,780	$—	$11,780	$—

Debt Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these instruments (Level 2). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below:

	June 30, 2023	December 31, 2022
(Dollars in thousands)
Estimated aggregate fair value	$611,565	$615,394
Aggregate carrying value (1)	638,687	647,443
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

The following tables display the fair value of derivatives by balance sheet line item at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$27,803	$41,892	$730	$21
Foreign exchange forward contracts not designated as hedging instruments	1,339	—	76	—
Aluminum forward contracts designated as hedging instruments	—	—	521	—
Natural gas forward contracts designated as hedging instruments	390	433	494	614
Interest rate swap contracts designated as hedging instruments	4,736	2,290	—	—
Total derivative financial instruments	$34,268	$44,615	$1,821	$635

	December 31, 2022
	Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$11,210	$15,890	$2,873	$5,212
Foreign exchange forward contracts not designated as hedging instruments	603	—	192	—
Aluminum forward contracts designated as hedging instruments	—	—	1,213	—
Natural gas forward contracts designated as hedging instruments	498	655	1,520	770
Interest rate swap contracts designated as hedging instruments	4,112	1,992	—	—
Total derivative financial instruments	$16,423	$18,537	$5,798	$5,982

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	June 30, 2023		December 31, 2022
	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$435,204	$68,944	$462,783	$19,015
Foreign exchange forward contracts not designated as hedging instruments	39,447	1,263	39,726	411
Aluminum forward contracts designated as hedging instruments	8,411	(521)	9,495	(1,213)
Natural gas forward contracts designated as hedging instruments	12,411	(285)	13,500	(1,137)
Interest rate swap contracts designated as hedging instruments	250,000	7,026	250,000	6,104
Total derivative financial instruments	$745,473	$76,427	$775,504	$23,180

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

The following tables summarize the gain or loss recognized in AOCI, the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the three and six months ended June 30, 2023 and June 30, 2022:

Three Months Ended June 30, 2023	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative contracts	$30,344	$6,150	$1,398

Six Months Ended June 30, 2023	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative contracts	$48,464	$10,078	$3,993

Three Months Ended June 30, 2022	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative contracts	$(15,583)	$4,558	$(201)

Six Months Ended June 30, 2022	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative contracts	$1,238	$9,335	$669

Hedge accounting gains reclassified from AOCI into earnings in the second quarter of 2023 included $4.9 million recognized as a credit to cost of sales and $1.2 million recognized as a credit to interest expense, net. Hedge accounting gains and (losses) reclassified from AOCI into earnings in the second quarter of 2022 included $5.5 million recognized as a credit to cost of sales and $(0.9) million recognized as a debit to interest expense, net. Gains on nondesignated hedges are recognized as a credit to other expense, net.

Hedge accounting gains reclassified from AOCI into earnings in the first six months of 2023 included $8.0 million recognized as a credit to cost of sales and $2.1 million recognized as a credit to interest expense, net. Hedge accounting gains and (losses) reclassified from AOCI into earnings in the first six months of 2022 included $11.4 million recognized as a credit to cost of sales and $(2.1) million recognized as a debit to interest expense, net. Gains on nondesignated hedges are recognized as a credit to other expense, net.

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

(Dollars in thousands)	Net Sales		Income from Operations
Three Months Ended	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
North America	$208,205	$259,677	$21,504	$24,679
Europe	164,398	171,855	2,513	1,227
	$372,603	$431,532	$24,017	$25,906

(Dollars in thousands)	Depreciation and Amortization		Capital Expenditures
Three Months Ended	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
North America	$9,378	$9,055	$3,627	$11,630
Europe	14,089	14,071	2,535	4,704
	$23,467	$23,126	$6,162	$16,334

(Dollars in thousands)	Net Sales		Income from Operations
Six Months Ended	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
North America	$419,823	$486,875	$43,219	$44,246
Europe	333,746	345,183	(4,066)	5,297
	$753,569	$832,058	$39,153	$49,543

(Dollars in thousands)	Depreciation and Amortization		Capital Expenditures
Six Months Ended	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
North America	$18,425	$18,014	$15,070	$24,142
Europe	27,883	29,194	6,681	10,146
	$46,308	$47,208	$21,751	$34,288

(Dollars in thousands)	Property, Plant and Equipment, net		Intangible Assets
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
North America	$230,448	$220,321	$—	$—
Europe	246,386	253,639	42,492	51,497
	$476,834	$473,960	$42,492	$51,497

(Dollars in thousands)	Total Assets
	June 30, 2023	December 31, 2022
North America	$615,661	$582,339
Europe	544,551	551,400
	$1,160,212	$1,133,739

Geographic information

Net sales and property, plant and equipment by location are as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net sales:
U.S.	$992	$1,292	$1,975	$2,950
Mexico	207,213	258,385	417,848	483,925
Germany	48,434	48,035	91,292	102,123
Poland	115,964	123,820	242,454	243,060
Consolidated net sales	$372,603	$431,532	$753,569	$832,058

(Dollars in thousands)			Property, Plant and Equipment, net
			June 30, 2023	December 31, 2022
U.S.			$1,382	$1,476
Mexico			229,066	218,845
Germany			85,010	76,158
Poland			161,376	177,481
Property, plant and equipment, net			$476,834	$473,960

NOTE 6 - INVENTORIES

	June 30, 2023	December 31, 2022
(Dollars in thousands)
Raw materials	$53,663	$62,639
Work in process	43,003	37,993
Finished goods	85,194	78,056
Inventories, net	$181,860	$178,688

Service wheel and supplies inventory included in other noncurrent assets in the condensed consolidated balance sheets totaled $12.6 million and $11.3 million at June 30, 2023 and December 31, 2022, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

	June 30, 2023	December 31, 2022
(Dollars in thousands)
Land and buildings	$164,245	$144,870
Machinery and equipment	950,453	887,222
Leasehold improvements and others	5,183	4,993
Construction in progress	68,567	80,263
	1,188,448	1,117,348
Accumulated depreciation	(711,614)	(643,388)
Property, plant and equipment, net	$476,834	$473,960

Depreciation expense for the three months ended June 30, 2023 and June 30, 2022 was $18.6 million and $17.6 million, respectively.

Depreciation expense for the six months ended June 30, 3023 and June 30, 2022 was $36.6 million and $35.4 million, respectively.

NOTE 8 – INTANGIBLE ASSETS

The Company’s finite-lived intangible assets as of June 30, 2023 and December 31, 2022 are summarized in the following table.

As of June 30, 2023	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Customer relationships	$167,000	$(124,335)	$(173)	$42,492	1-5

Year Ended December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Customer relationships	$167,000	$(114,595)	$(908)	$51,497	1-6

Amortization expense for these intangible assets was $4.9 million and $5.6 million for the three months ended June 30, 2023 and 2022, respectively. Amortization expense for these intangible assets was $9.7 million and $11.8 million for the six months ended June 30, 2023 and 2022, respectively. The anticipated annual amortization expense for these intangible assets is $19.5 million for 2023 and 2024, $9.6 million for 2025, $2.5 million for 2026, and $1.0 million for 2027.

NOTE 9 – DEBT

A summary of long-term debt and the related weighted average interest rates is shown below:

	June 30, 2023
Debt Instrument	Total Debt	Debt Discount and Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
(Dollars in thousands)
Term Loan Facility	$398,000	$(21,583)	$376,417	12.9%
6.00% Senior Notes	235,825	(1,966)	233,859	6.0%
European CapEx loans	2,174	—	2,174	2.2%
Finance leases	2,688	—	2,688	2.6%
	$638,687	$(23,549)	615,138
Less: Current portion			(7,236)
Long-term debt			$607,902

	December 31, 2022
Debt Instrument	Total Debt	Debt Discount and Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
(Dollars in thousands)
Term Loan Facility	$400,000	$(22,967)	$377,033	12.3%
6.00% Senior Notes	232,352	(2,458)	229,894	6.0%
European CapEx loans	12,365	—	12,365	2.3%
Finance leases	2,726	—	2,726	2.7%
	$647,443	$(25,425)	622,018
Less: Current portion			(5,873)
Long-term debt			$616,145
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

The indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal, premium, if any, and interest, when due; (ii) failure for 60 days to comply with any obligations, covenants or agreements in the indenture after receipt of written notice from the Bank of New York Mellon, London Branch (the “Trustee”) or holders of at least 30 percent in principal amount of the then outstanding Notes of such failure (other than defaults referred to in the foregoing clause (i)); (iii) default under any mortgage, indenture or instrument for money borrowed by the Company or certain of its subsidiaries; (iv) a failure to pay certain judgments; and (v) certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Trustee or holders of at least 30 percent in principal amount of the then outstanding Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. These events of default are subject to several important qualifications, limitations and exceptions that are described in the indenture. As of June 30, 2023, the Company was in compliance with all covenants under the indenture governing the Notes.

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

The $388.0 million of proceeds from the Term Loan Facility (consisting of the $400.0 million aggregate principal less the original issuance discount of $12.0 million) were used to repay $349.2 million in borrowings under the previously outstanding term loan and pay debt issuance costs and expenses incurred in connection with the Term Loan Facility and Revolving Credit Facility. Debt issuance costs associated with the Term Loan Facility of $11.1 million are being amortized over the six-year term. Debt issuance costs and expenses associated with the Revolving Credit Facility of $3.2 million have been recognized as a deferred charge and are being amortized over the five-year term. In connection with the termination of the previously outstanding term loan and revolving credit facilities, unamortized debt issuance costs of $3.7 million were written off and charged to interest expense.

The Company may at any time request one or more increases in the amount of (i) commitments under the Term Loan Facility, up to an unlimited additional amount if, on a pro forma basis after the incurrence of such amount, the First Lien Net Leverage Ratio (as defined in the Term Loan Credit Agreement) does not exceed 2.00 to 1.00 and (ii) commitments under the Revolving Credit Facility, up to an aggregate maximum additional amount of $50.0 million, in each case, subject to certain conditions (including the agreement of a lender to provide such commitment increase). Amounts borrowed under the Term Loan Facility may be voluntarily prepaid at any time subject to a prepayment premium of 2.00 percent of the loan principal plus the net present value of any unpaid post redemption interest in the first year and 2.00 percent and 1.00 percent of the loan principal during second and third years, respectively. After the third anniversary of the closing date, there is no prepayment premium.

Borrowings under the Term Loan Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) the secured overnight financing rate (“SOFR”), with a floor of 1.50 percent per annum, or (ii) a base rate (“Term Base Rate”), with a floor of 1.50 percent per annum, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the New York Federal Reserve Bank (the “NYFRB”) rate plus 0.50 percent and (3) SOFR for an interest period of one month plus 1.00 percent, in each case, plus the applicable rate. The applicable rate is determined by reference to the Company’s Secured Net Leverage Ratio (as defined in the Term Loan Credit Agreement) and will range between 7.50 percent and 8.00 percent for SOFR loans (7.75 percent for the current fiscal quarter), and between 6.50 percent and 7.00 percent for Term Base Rate loans (6.75 percent for the current fiscal quarter). In the event of a payment default under the Term Loan Credit Agreement, past due amounts shall be subject to an additional default interest rate of 2.00 percent.

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) SOFR plus 0.10 percent (or, with respect to any borrowings denominated in euros, the adjusted Euro Interbank Offered Rate, “EURIBOR”), with a floor of 0.00 percent per annum or (ii) a base rate (“Revolving Loan Base Rate”), with a floor of 1.00 percent per annum, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the NYFRB rate plus 0.50 percent and (3) SOFR for an interest period of one month plus 1.00 percent, in each case, plus the applicable rate. The applicable rate is determined by reference to the Company’s Secured Net Leverage Ratio (as defined in the Revolving Credit Agreement) and ranges between 3.50 percent and 4.50 percent for SOFR and EURIBOR loans (3.50 percent for the current fiscal quarter), and between 2.50 percent and 3.50 percent for Revolving Base Rate loans (2.50 percent for the current fiscal quarter). The commitment fee for the unused commitment under the Revolving Credit Facility varies between 0.50 percent and 0.625 percent depending on the Company’s Secured Net Leverage Ratio (0.50 percent for the current fiscal quarter). Commitment fees are included in interest expense. In the event of a payment default under the Revolving Credit Agreement, past due amounts shall be subject to an additional default interest rate of 2.00 percent.

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

In addition, the Credit Agreements contain customary representations and warranties and other covenants. As of June 30, 2023, the Company was in compliance with all covenants under the Credit Agreements.

Available Unused Commitments under the Revolving Credit Facility

As of June 30, 2023, the Company had no outstanding borrowings under the Revolving Credit Facility, had outstanding letters of credit of $4.8 million and had available unused commitments under the Revolving Credit Facility of $55.2 million.

European Debt

In connection with the acquisition of UNIWHEELS AG in 2017, the Company assumed $70.7 million of outstanding debt. As of June 30, 2023, $2.2 million of the assumed debt remained outstanding. The debt matures March 31, 2024, and is collateralized by the financed equipment, guaranteed by Superior and bears interest at a rate of 2.2 percent. Covenants under the loan agreement include a default provision for nonpayment, as well as a material adverse change default provision pursuant to which the lender could accelerate the loan maturity. As of June 30, 2023, the Company was in compliance with all covenants under the loan agreement.

Debt maturities as of June 30, 2023, which are due in the next five years and thereafter are as follows:

Debt Maturities	Amount
(Dollars in thousands)
Six remaining months of 2023	$4,511
2024	5,452
2025	240,417
2026	4,190
2027	4,106
Thereafter	380,011
Total debt liabilities	$638,687

NOTE 10 - SUPPLIER FINANCE PROGRAM

The Company receives extended payment terms for a portion of our purchases (90 days rather than 60 days) with one of our principal aluminum suppliers in exchange for a nominal adjustment to the product pricing. The payment terms provided to us are consistent with aluminum industry norms, as well as those offered to the supplier’s other customers. The supplier factors receivables due from us with a financial institution. We are not a party to the supplier’s factoring agreement with the financial institution. We remit payments directly to our supplier, except with respect to product purchased under extended terms which have been factored by the supplier. These payments are remitted directly to the financial institution in accordance with the payment terms originally negotiated with our supplier. These payments are included in cash flows from operations within the condensed consolidated statements of cash flows. The following table summarizes activity in the amounts owed to the financial institution for the six months ended June 30, 2023 and June 30, 2022:

	Six Months Ended
	June 30, 2023	June 30, 2022
(Dollars in thousands)
Outstanding at the beginning of the period	14,371	17,638
Added during the period	65,341	69,385
Settled during the period	(56,197)	(75,751)
Outstanding at the end of the period	23,515	11,272

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

The difference between the redemption value of the redeemable preferred stock and the carrying value (the “premium”) is being accreted over the period from the date of issuance through September 14, 2025 using the effective interest method. The accretion is treated as a deemed dividend, recorded as a charge to retained earnings and deducted in computing earnings per share (analogous to the treatment for stated and participating dividends paid on the redeemable preferred shares). The cumulative premium accretion as of June 30, 2023 and December 31, 2022 was $99.6 million and $87.3 million, respectively, resulting in adjusted redeemable preferred stock balances of $235.1 million and $222.8 million, respectively.

NOTE 12 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss), after deducting preferred dividends and accretion and European noncontrolling redeemable equity dividends, by the weighted average number of common shares outstanding. For purposes of calculating diluted earnings per share, the weighted average shares outstanding includes the dilutive effect of outstanding stock options and time and performance based restricted stock units under the treasury stock method. The redeemable preferred shares discussed in Note 11, “Redeemable Preferred Stock” (convertible into 5,326 thousand shares) have not been included in the diluted earnings per share because the inclusion of such shares on an as converted basis would be anti-dilutive for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(Dollars in thousands, except per share amounts)
Basic Earnings Per Share:
Net (loss) income	$(67)	$10,844	$(4,114)	$20,914
Less: Redeemable preferred stock dividends and accretion	(9,645)	(9,001)	(19,085)	(17,911)
Less: European noncontrolling redeemable equity dividend	(11)	(11)	(21)	(22)
Basic numerator	$(9,723)	$1,832	$(23,220)	$2,981
Basic (loss) earnings per share	$(0.35)	$0.07	$(0.84)	$0.11
Weighted average shares outstanding – Basic	28,035	26,918	27,669	26,659
Diluted Earnings Per Share:
Net (loss) income	$(67)	$10,844	$(4,114)	$20,914
Less: Redeemable preferred stock dividends and accretion	(9,645)	(9,001)	(19,085)	(17,911)
Less: European noncontrolling redeemable equity dividend	(11)	(11)	(21)	(22)
Diluted numerator	$(9,723)	$1,832	$(23,220)	$2,981
Diluted (loss) earnings per share	$(0.35)	$0.07	$(0.84)	$0.11
Weighted average shares outstanding – Basic	28,035	26,918	27,669	26,659
Dilutive effect of common share equivalents	—	504	—	677
Weighted average shares outstanding – Diluted	28,035	27,422	27,669	27,336

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

The income tax provision for the three and six months ended June 30, 2023 was $5.8 million and $9.1 million, respectively, on pre-tax income of $5.7 million and $5.0 million, resulting in an effective income tax rate of 101.2 percent and 182.6 percent, respectively. The effective income tax rate for the three months ended June 30, 2023 differs from the statutory rate primarily due to valuation allowances and the mix of earnings among tax jurisdictions. The effective income tax rate for the six months ended June 30, 2023 differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position and the mix of earnings among tax jurisdictions.

The income tax provision for the three and six months ended June 30, 2022 was $5.4 million and $8.9 million, respectively, on pre-tax income of $16.2 million and $29.8 million, resulting in an effective income tax rate of 33.3 percent and 29.9 percent, respectively. The effective income tax rate for the three months ended June 30, 2022 differs from the statutory rate primarily due to valuation allowances and the mix of earnings among tax jurisdictions. The effective income tax rate for the six months ended June 30, 2022 differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position and the mix of earnings among tax jurisdictions.

The Company continuously evaluates the realizability of our net deferred tax assets. As of June 30, 2023, substantially all our U.S. and certain German deferred tax assets, net of deferred tax liabilities, were subject to valuation allowances. If our financial results improve, our assessment of the realization of our net deferred tax assets could result in the release of some or all of the valuation allowances. Such a release would result in a material noncash income tax benefit in the period of release and the recording of additional deferred tax assets. There is a reasonable possibility that, within the next twelve months, sufficient positive evidence becomes available to reach a conclusion that all or a significant portion of the valuation allowances against our U.S. net deferred tax assets would no longer be required.

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

Lease expense and cash flow for the three and six months ended June 30, 2023 and June 30, 2022 and operating and finance lease assets and liabilities, average lease term and average discount rate as of June 30, 2023 and December 31, 2022 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(Dollars in thousands)
Lease Expense
Finance lease expense:
Amortization of right-of-use assets	$251	$259	$496	$573
Interest on lease liabilities	15	14	31	29
Operating lease expense	738	659	1,361	1,345
Total lease expense	$1,004	$932	$1,888	$1,947

Cash Flow Components
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$15	$14	$31	$29
Operating cash outflows from operating leases	766	711	1,402	1,469
Financing cash outflows from finance leases	263	243	551	547
Right-of-use assets obtained in exchange for finance lease liabilities, net of terminations and disposals	142	212	538	335
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations and disposals	651	61	651	232

			June 30, 2023	December 31, 2022
(Dollars in thousands, except lease term and discount rate)
Balance Sheet Information
Operating leases:
Other noncurrent assets			$8,145	$8,325
Accrued liabilities			$(2,471)	$(2,137)
Other noncurrent liabilities			(5,698)	(6,516)
Total operating lease liabilities			$(8,169)	$(8,653)

Finance leases:
Property, plant and equipment gross			$8,460	$7,899
Accumulated depreciation			(6,180)	(5,684)
Property, plant and equipment, net			$2,280	$2,215
Current portion of long-term debt			$(1,062)	$(1,053)
Long-term debt (less current portion)			(1,626)	(1,673)
Total finance lease liabilities			$(2,688)	$(2,726)

Lease Term and Discount Rates
Weighted-average remaining lease term - finance leases (years)			2.9	3.2
Weighted-average remaining lease term - operating leases (years)			3.6	4.2
Weighted-average discount rate - finance leases			2.6%	2.7%
Weighted-average discount rate - operating leases			3.8%	3.6%

Future minimum payments under our leases as of June 30, 2023 are as follows:

	Amount
(Dollars in thousands)
Lease Maturities	Finance Leases	Operating Leases
Six remaining months of 2023	$1,062	$1,263
2024	727	2,449
2025	592	2,099
2026	190	1,941
2027	106	915
Thereafter	103	43
Total	2,780	8,710
Less: Imputed interest	(92)	(541)
Total lease liabilities, net of interest	$2,688	$8,169

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

For the six months ended June 30, 2023 payments to retirees or their beneficiaries totaled approximately $0.7 million. We presently anticipate benefit payments in 2023 to total $1.4 million. The following table summarizes the components of net periodic pension cost for the three and six months ended June 30, 2023 and June 30, 2022.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(Dollars in thousands)
Interest cost	$304	$218	$608	$436
Net amortization	—	83	—	166
Net periodic pension cost	$304	$301	$608	$602

NOTE 16 - STOCK-BASED COMPENSATION

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “Plan”) was approved by stockholders in May 2018, authorizing us to issue up to 4.35 million shares of common stock, along with nonqualified stock options, stock appreciation rights, restricted stock units and performance restricted stock units to our officers, key employees, nonemployee directors and consultants. In May 2021, the stockholders approved an amendment to the Plan that, among other things, increased the authorized shares by 2 million. In May 2023, the stockholders approved an amendment to the Plan that, among other things, increased the authorized shares by 3.4 million. At June 30, 2023, there were 2.0 million shares available for future grants under this Plan. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

Under the terms of the Plan, each year eligible participants are granted time value restricted stock units (“RSUs”), vesting ratably over a three-year period, and performance restricted stock units (“PSUs”) with three-year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the Company’s common stock, with accrued dividends.

RSU, PSU and option activity for the six months ended June 30, 2023 and June 30, 2022 is summarized in the following table:

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price
Balance at January 1, 2023	896,799	$4.16	2,323,101	$6.26	—	$—
Granted	687,781	4.23	920,264	4.80	—	—
Settled	(553,093)	3.80	(1,016,574)	5.13	—	—
Forfeited or expired	(29,853)	5.80	(34,037)	8.50	—	—
Balance at June 30, 2023	1,001,634	$4.39	2,192,754	$5.98	—	$—

Awards estimated to vest in the future	1,001,634	$4.39	2,362,196	$5.97	—	$—

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price
Balance at January 1, 2022	966,429	$4.62	2,484,581	$6.67	9,000	$16.76
Granted	515,491	3.93	667,345	5.33	—	—
Settled	(580,551)	4.73	(719,659)	6.68	—	—
Forfeited or expired	(4,570)	3.77	(109,166)	7.24	(9,000)	16.76
Balance at June 30, 2022	896,799	$4.16	2,323,101	$6.26	—	$—

Awards estimated to vest in the future	896,799	$4.16	2,097,894	$6.28	—	$—

Stock-based compensation expense for the three months ended June 30, 2023 and 2022 was $2.2 million and $2.0 million, respectively. Stock-based compensation for the six months ended June 30, 2023 and 2022 was $3.0 million and $4.7 million, respectively. Unrecognized stock-based compensation expense related to nonvested awards of $11.5 million is expected to be recognized over a weighted average period of approximately 2.0 years as of June 30, 2023.

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

The Company purchases electricity and natural gas requirements for its manufacturing operations in Poland from a single energy distributor. Superior and its energy distributor, as well as the parent company of the energy distributor, have filed various claims against one another. These claims generally request the court to determine whether Superior’s energy contracts with the energy distributor were valid during the period December 2021 through May 2022. In December 2021, the Company’s energy distributor informed the Company it would no longer supply energy, notwithstanding its contractual obligation to continue supply. Following a request from the Company, the court enjoined the energy distributor from terminating supply to the Company. The energy distributor’s parent filed a suit against the Company asserting that the Company’s energy contracts were no longer valid and asserting that the Company owed additional amounts for its purchases equal to the excess of market prices over prices set forth in the energy contracts. If the court concludes that the energy contracts were not valid during this period, Superior could be required to pay up to an additional $14.1 million for its energy purchases plus interest. Any such adverse judgment would be appealed by the Company. A final conclusion in this matter is anticipated to take 18-24 months. We have concluded that an unfavorable ruling is not probable and, therefore, we have not recognized any provision for this contingent loss as of June 30, 2023.

NOTE 18 – RECEIVABLES FACTORING

The Company sells certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash provided by operating activities. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes. During the three months ended June 30, 2023 and 2022, the Company sold trade receivables totaling $198.1 million and $246.0 million, respectively, and incurred factoring fees of $1.0 million and $0.8 million, respectively. During the six months ended June 30, 2023 and 2022, the Company sold trade receivables totaling $423.4 million and $454.7 million, respectively, and incurred factoring fees of $2.0 million and $1.4 million, respectively. As of June 30, 2023 and December 31, 2022, receivables of $102.3 million and $97.2 million, respectively, had been factored and had not yet been paid by customers to the respective financial institutions. The collective limit under our factoring arrangements was $165.6 million and $150.0 million as of June 30, 2023 and December 31, 2022 respectively.

NOTE 19 – RESTRUCTURING

During the first quarter of 2023, the Company initiated a reduction in its global workforce to better align our cost structure with lower automotive industry production levels. As a result, the Company recognized a restructuring charge of $5.3 million of separation costs, $2.8 million of which was charged to selling, general and administrative expenses and $2.5 million which was charged to cost of sales. During the second quarter of 2023, the Company incurred an additional charge of $2.5 million for separation costs which was charged to cost of sales. As of June 30, 2023, the Company had paid $1.9 million in separation costs, resulting in a remaining accrual of $5.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have included or incorporated by reference in this Quarterly Report on Form 10-Q (including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management’s current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, the impact of COVID-19 and the resulting supply chain disruptions, energy costs and semiconductor chip shortages, and rising interest rates as well as the Russian military invasion of Ukraine (the “Ukraine Conflict”), on our future growth and earnings. Any statement that is not historical in nature is a forward-looking statement and may be identified using words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to,” “could,” “continue,” “estimates,” and similar expressions. These statements include our belief regarding general automotive industry and market conditions and growth rates, as well as general domestic and international economic conditions.

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

Executive Overview

Overview of Superior

Superior Industries International, Inc.’s (referred to herein as the “Company,” “Superior,” or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. We employ approximately 7,100 full-time employees, operating in eight manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and one of the leading European aluminum wheel aftermarket manufacturers and suppliers. Our OEM aluminum wheels accounted for approximately 96 percent of our sales in the first six months of 2023 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Ford, GM, Honda, Jaguar-Land Rover, Lucid Motors, Mazda, Mercedes-Benz Group, Nissan, PSA, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs.

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

GM, VW Group, Ford and Toyota each individually accounted for 10 percent or more of our consolidated sales for the three and six months ended June 30, 2023. For the three and six months ended June 30, 2022, GM, VW Group, and Ford each individually accounted for 10 percent or more of our consolidated sales and Toyota accounted for 9 percent of our consolidated sales. Our sales to these customers were as follows:

Three Months Ended	June 30, 2023		June 30, 2022
(Dollars in millions)	Percent of Sales	Dollars	Percent of Sales	Dollars
GM	20%	$72.7	30%	$127.4
VW Group	17%	$63.2	13%	$56.4
Ford	17%	$64.2	17%	$71.6
Toyota	10%	$38.4	9%	$37.2

Six Months Ended	June 30, 2023		June 30, 2022
(Dollars in millions)	Percent of Sales	Dollars	Percent of Sales	Dollars
GM	21%	$155.7	28%	$233.7
VW Group	17%	$129.6	13%	$110.5
Ford	15%	$110.6	15%	$129.4
Toyota	11%	$82.0	9%	$78.2

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

The automotive industry continues to be impacted by the supply chain disruption which emerged as OEM vehicle production resumed and began to scale following the shutdown because of the COVID-19 pandemic. The supply chain disruption includes shortages of semiconductor chips, electric vehicle batteries, shipping containers, steel, resin and foam. The semiconductor chip shortage has continued to constrain OEM vehicle production although there was improvement in the first and second quarter of 2023. Rising costs experienced in 2021, 2022 and the first six months of 2023 are expected to continue. In addition, the Ukraine Conflict which resulted in temporary shutdowns at certain OEM production facilities in early 2022, began to affect our production volume in March 2022 and continues to contribute to order volatility and inflationary cost pressures. Although the cost of energy has moderated in the first six months of 2023, energy costs remain higher in Europe than prices prevailing prior to the pandemic and the Ukraine Conflict. While the prices under our OEM contracts are adjusted for changes in the cost of aluminum and certain other costs, our aftermarket contracts do not provide such pass through of aluminum or other costs. Future increases in raw material costs and OEM production volatility may cause our inventory levels to increase, negatively impacting our cash flows.

Automotive industry production volumes in the North American and Western and Central European regions in the first six months of 2023, as compared to the corresponding periods of 2022 and 2021, are shown below:

Automotive Industry Production (North America and Western and Central Europe)
Six Months Ended	June 30,			2023 vs 2022	2022 vs 2021
	2023	2022	2021	% Change	% Change
(Units in thousands)
North America	7,966	7,121	6,800	11.9%	4.7%
Western and Central Europe	8,036	6,715	7,317	19.7%	(8.2%)
Total	16,002	13,836	14,117	15.7%	(2.0%)

Automotive industry production volumes in our markets increased 15.7 percent in the first six months of 2023 as compared to 2022. North American production volumes increased 11.9 percent and Western and Central European production volumes increased 19.7 percent primarily due to easing supply chain constraints. However, the Ukraine Conflict may continue to be a constraint on future European automotive production volumes and, therefore, Superior production volumes.

The July 2023 IHS forecast projects that the 2023 production will be 9.9 percent higher than 2022 (8.2 percent in North America and 11.7 percent in Western and Central Europe) but 10.3 percent lower than 2019 pre-pandemic levels. Elevated vehicle cost, higher financing costs, and consumer inflation and recession concerns are likely affecting vehicle demand in our principal markets.

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

The 2022 Sustainability Report confirmed our goal to be carbon neutral by 2039 and reported the carbon footprint of our global operations. Through 2022, we reduced our carbon footprint by approximately 12% and our emissions per pound of aluminum shipped by 21% versus our baseline 2020 levels. We continue to explore opportunities to:

•
reduce fuel consumption and greenhouse gas emissions and
•
offer low or zero carbon wheels to our customers.

Furthermore, our research and development team continues to develop light weighting solutions, such as our patented Alulite™ technology, and aerodynamic solutions that will assist in reducing our customers’ carbon footprint. We also collaborate with our customers and suppliers regarding sustainability practices throughout their supply chains. We expect to publish our 2023 Sustainability Report in the third quarter of 2023.

Overview of the Second Quarter of 2023

The following charts show the operational performance in the quarter ended June 30, 2023 in comparison to the quarter ended June 30, 2022 (dollars in millions):

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

Results of Operations

	Three Months Ended
	June 30, 2023	June 30, 2022	Net Change
(Dollars in thousands, except per share data)
Net sales
North America	$208,205	$259,677	$(51,472)
Europe	164,398	171,855	(7,457)
Net sales	372,603	431,532	(58,929)
Cost of sales	331,570	388,905	57,335
Gross profit	41,033	42,627	(1,594)
Percentage of net sales	11.0%	9.9%	1.1%
Selling, general and administrative expenses	17,016	16,721	(295)
Income from operations	24,017	25,906	(1,889)
Percentage of net sales	6.4%	6.0%	0.4%
Interest expense, net	(15,690)	(10,338)	(5,352)
Other (expense) income, net	(2,600)	681	(3,281)
Income tax provision	(5,794)	(5,405)	(389)
Net (loss) income	$(67)	$10,844	$(10,911)
Percentage of net sales	—	2.5%	(2.5)%
Diluted (loss) earnings per share	$(0.35)	$0.07	$(0.42)
Value added sales (1)	$200,243	$185,532	$14,711
Value added sales adjusted for foreign exchange (1)	$198,216	$185,532	$12,684
Adjusted EBITDA (2)	$52,018	$51,346	$672
Percentage of net sales	14.0%	11.9%	2.1%
Percentage of value added sales	26.0%	27.7%	(1.7)%
Unit shipments in thousands	3,781	4,004	(223)

(1)
Value added sales and value added sales adjusted for foreign exchange are key measures that are not calculated according to U.S. GAAP. Refer to “Non-GAAP Financial Measures” for a definition of value added sales and value added sales adjusted for foreign exchange and a reconciliation of value added sales and value added sales adjusted for foreign exchange to net sales, the most comparable U.S. GAAP measure.
(2)
Adjusted EBITDA is a key measure that is not calculated according to U.S. GAAP. Refer to “Non-GAAP Financial Measures” for a definition of adjusted EBITDA and a reconciliation of our adjusted EBITDA to net income, the most comparable U.S. GAAP measure.

Shipments

Wheel unit shipments were 3.8 million for the second quarter of 2023 compared to unit shipments of 4.0 million for the same period in 2022, a decrease of 5.6 percent. Our North American unit shipments were relatively flat as compared to the second quarter of 2022 despite the 14.9 percent increase in automotive production volumes in North America primarily due to a temporary disruption in production at one of our customer’s facilities which has now resumed operations. European unit shipments declined 12.1 percent as compared to the second quarter of 2022 despite the 14.2 percent increase in automotive production volumes in Western and Central Europe. The majority of this decrease was attributable to the decrease in the European aftermarket unit shipments which were down 50.0 percent in the second quarter of 2023 as compared to the second quarter in 2022. This decrease was a result of soft aftermarket demand due to a slowdown of the European economy, which has negatively impacted consumer discretionary income, and high aftermarket wheel inventory levels. In addition, we exited an unprofitable contract with one of our European customers and have not yet replaced those volumes with new business.

Net Sales

Net sales for the second quarter of 2023 were $372.6 million, compared to net sales of $431.5 million for the same period in 2022, a decrease of 13.7 percent. The decrease in net sales was primarily due to lower aluminum pass throughs to our OEM customers of $73.6 million and $11.5 million of lower unit shipments, partially offset by favorable product mix and pricing of $23.5 million.

Value Added Sales Adjusted for Foreign Exchange

Value added sales adjusted for foreign exchange is a key metric in evaluating the growth of the Company excluding the volatility resulting from fluctuating aluminum costs and foreign exchange rates. Our aluminum wheel target market is heavily contented wheels; that is, large diameter wheels, wheels with lightweighting and aerodynamic technologies, and wheels with premium finishes. Value added sales adjusted for foreign exchange was $198.2 million for the second quarter of 2023 compared to value added sales adjusted for foreign exchange of $185.5 million for the same period in 2022, an increase of 6.8 percent. This increase was primarily due to heavily contented wheels, favorable product mix and product pricing.

Cost of Sales

Cost of sales was $331.6 million for the second quarter of 2023 compared to cost of sales of $388.9 million for the same period in 2022. The decrease in cost of sales was primarily due to $65.2 million of lower aluminum costs and $6.2 million lower shipment volumes, partially offset by a $7.4 million increase due to product mix and a restructuring charge of $2.5 million (refer to Note 19 “Restructuring” in the Notes to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements”), as well as an increase in conversion costs due to unfavorable cost absorption on lower production volumes.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense of $17.0 million for the second quarter of 2023 was flat compared to $16.7 million for the same period in 2022.

Net Interest Expense

Net interest expense for the second quarter of 2023 was $15.7 million compared to net interest expense of $10.3 million for the same period in 2022, a $5.4 million increase. The increase is due to a $50.8 million increase in the principal amount of term loan debt as a result of the refinancing in December 2022, rising interest rates and a higher credit spread on the new term loan (refer to Note 9 “Debt” in the Notes to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements”).

Other Income (Expense)

Other expense for the second quarter of 2023 was $2.6 million compared to other income of $0.7 million for the same period in 2022. The majority of the expense in the second quarter of 2023 is attributable to the additional $1.4 million casualty loss arising from the Werdohl flood. The remaining variance in other income (expense) is mainly driven by unfavorable foreign exchange.

Income Tax (Provision) Benefit

The income tax provision for the second quarter of 2023 was $5.8 million on pre-tax income of 5.7 million, representing an effective income tax rate of 101.2 percent. This differs from the statutory rate primarily due to valuation allowances and the mix of earnings among tax jurisdictions. The income tax provision for the second quarter of 2022 was $5.4 million on a pre-tax income of $16.2 million, representing an effective income tax rate of 33.3 percent. This differs from the statutory rate primarily due to valuation allowances and the mix of earnings among tax jurisdictions.

Net Income (Loss)

Net loss for the second quarter of 2023 was $0.1 million, or a $0.35 loss per diluted share, compared to net income of $10.8 million, or $0.07 per diluted share, for the same period in 2022.

Segment Sales and Income from Operations

	Three Months Ended
	June 30, 2023	June 30, 2022	Change
(Dollars in thousands)
Selected data
Net sales
North America	$208,205	$259,677	$(51,472)
Europe	164,398	171,855	(7,457)
Total net sales	$372,603	$431,532	$(58,929)
Income from operations
North America	$21,504	$24,679	$(3,175)
Europe	2,513	1,227	1,286
Total income from operations	$24,017	$25,906	$(1,889)

North America

Net sales for our North American segment for the second quarter of 2023 decreased 19.8 percent while unit shipments remained flat, compared to the same period in 2022. The $51.5 million decrease in net sales was primarily due to lower aluminum cost pass throughs to our OEM customers of $59.6 million, partially offset by favorable product mix and pricing. North American segment income from operations for the second quarter of 2023 decreased by $3.2 million, as compared to the same period in 2022, primarily due to higher non-aluminum raw material costs of $8.5 million partially offset by favorable product mix and pricing.

Europe

Net sales for our European segment for the second quarter of 2023 decreased 4.3 percent while unit shipments decreased 12.1 percent, compared to the same period in 2022. Net sales were lower primarily due to $14.0 million of lower aluminum pass throughs and $11.0 million due to lower unit shipments, partially offset by favorable product mix and pricing. European segment income from operations for the second quarter of 2023 was $1.3 million higher primarily due to favorable product mix and pricing of $9.8 million. Favorable product mix and pricing were largely offset by a decrease of $5.0 million due to lower unit shipments, a $2.5 million restructuring charge and higher conversion costs of $1.0 million due to unfavorable cost absorption as a result of lower production volumes (refer to Note 19 “Restructuring” in the Notes to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements”).

Overview of the First Half of 2023

The following chart shows the operational performance in the six months ended June 30, 2023 in comparison to the six months ended June 30, 2022 ($ in millions):

Results of Operations

	Six Months Ended
	June 30, 2023	June 30, 2022	Net Change
(Dollars in thousands, except per share data)
Net sales
North America	$419,823	$486,875	$(67,052)
Europe	333,746	345,183	(11,437)
Net sales	753,569	832,058	(78,489)
Cost of sales	677,958	748,844	70,886
Gross profit	75,611	83,214	(7,603)
Percentage of net sales	10.0%	10.0%	—
Selling, general and administrative expenses	36,458	33,671	(2,787)
Income from operations	39,153	49,543	(10,390)
Percentage of net sales	5.2%	6.0%	(0.8)%
Interest expense, net	(31,388)	(20,300)	(11,088)
Other (expense) income, net	(2,787)	594	(3,381)
Income tax provision	(9,092)	(8,923)	(169)
Net (loss) income	$(4,114)	$20,914	$(25,028)
Percentage of net sales	(0.5)%	2.5%	(3.0)%
Diluted (loss) earnings per share	$(0.84)	$0.11	$(0.95)
Value added sales (1)	$402,905	$374,927	$27,978
Value added sales adjusted for foreign exchange (1)	$405,251	$374,927	$30,324
Adjusted EBITDA (2)	$97,506	$100,556	$(3,050)
Percentage of net sales	12.9%	12.1%	0.8%
Percentage of value added sales	24.2%	26.8%	(2.6)%
Unit shipments in thousands	7,639	8,088	(449)

(1)
Value added sales and value added sales adjusted for foreign exchange are key measures that are not calculated according to U.S. GAAP. Refer to “Non-GAAP Financial Measures” for a definition of value added sales and value added sales adjusted for foreign exchange and a reconciliation of value added sales and value added sales adjusted for foreign exchange to net sales, the most comparable U.S. GAAP measure.
(2)
Adjusted EBITDA is a key measure that is not calculated according to U.S. GAAP. Refer to “Non-GAAP Financial Measures” for a definition of adjusted EBITDA and a reconciliation of our adjusted EBITDA to net income, the most comparable U.S. GAAP measure.

Shipments

Wheel unit shipments were 7.6 million for the first half of 2023 compared to unit shipments of 8.1 million for the same period in 2022, a decrease of 5.6 percent. Our North American unit shipments decreased 2.2 percent despite the 11.9 percent increase in automotive production volumes in North America primarily due to a temporary disruption in production at one of our customer’s facilities which has now resumed operations. European unit shipments declined 9.7 percent as compared to the first half of 2022 despite the 19.7 percent increase in automotive production volumes in Western and Central Europe. The majority of this decrease was attributable to the 48.0 percent decrease in the aftermarket unit shipments as a result of soft aftermarket demand due to a slowdown of the European economy, which has negatively impacted consumer discretionary income, and high aftermarket wheel inventory levels. In addition, we exited an unprofitable contract with one of our European customers and have not yet replaced those volumes with new business.

Net Sales

Net sales for the first half of 2023 were $753.6 million, compared to net sales of $832.1 million for the same period in 2022, a decrease of 9.4 percent. The decrease in revenue was primarily due to lower aluminum pass throughs to our OEM customers of $106.5 million and lower shipment volumes of $22.1 million, partially offset by favorable pricing and product mix of $50.9 million.

Value Added Sales Adjusted for Foreign Exchange

Value added sales adjusted for foreign exchange was $405.3 million for the first half of 2023 compared to value added sales adjusted for foreign exchange of $374.9 million for the same period in 2022, an increase of 8.1 percent. This increase was primarily due to heavily contented wheels, favorable product mix and product pricing.

Cost of Sales

Cost of sales was $678.0 million for the first half of 2023 compared to cost of sales of $748.8 million for the same period in 2022, a decrease of 9.5 percent. The decrease in cost of sales was primarily due to $87.2 million lower aluminum costs and $10.4 million of lower shipment volumes, partially offset by an increase in conversion costs of $13.0 million due to unfavorable cost absorption resulting from lower production volumes, an increase of $12.3 million due to product mix and a restructuring charge of $5.0 million recognized in the first half of 2023 (refer to Note 19 “Restructuring” in the Notes to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements”).

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense was $36.5 million for the first half of 2023 as compared to $33.7 million for the same period in 2022. The increase in SG&A expense is attributable to the $2.8 million restructuring charge recognized in the first half of 2023 related to the Company's reduction in its global workforce (refer to Note 19 “Restructuring” in the Notes to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements”).

Net Interest Expense

Net interest expense for the first half of 2023 was $31.4 million compared to net interest expense of $20.3 million in the same period in 2022, a $11.1 million increase. The increase is due to a $50.8 million increase in the principal amount of term loan debt as a result of the refinancing in December 2022, rising interest rates and a higher credit spread on the new term loan (refer to Note 9 “Debt” in the Notes to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements”).

Other Income (Expense)

Other expense for the first half of 2023 was $2.8 million compared to other income of $0.6 million for the same period in 2022. The majority of the expense in the first half of 2023 is attributable to the additional $1.4 million casualty loss arising from the Werdohl flood and unfavorable foreign exchange.

Income Tax (Provision) Benefit

The income tax provision for the first half of 2023 was $9.1 million on pre-tax income of $5.0 million, representing an effective income tax rate of 182.6 percent. This differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position and the mix of earnings among tax jurisdictions. The income tax provision for the first half of 2022 was $8.9 million on a pre-tax income of $29.8 million, representing an effective income tax rate of 29.9 percent. This differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position and the mix of earnings among tax jurisdictions.

Net Income (Loss)

Net loss for the first half of 2023 was $4.1 million, or a $0.84 loss per diluted share, compared to net income of $20.9 million, or $0.11 per diluted share, for the same period in 2022.

Segment Sales and Income from Operations

	Six Months Ended
	June 30, 2023	June 30, 2022	Change
(Dollars in thousands)
Selected data
Net sales
North America	$419,823	$486,875	$(67,052)
Europe	333,746	345,183	(11,437)
Total net sales	$753,569	$832,058	$(78,489)
Income from operations
North America	$43,219	$44,246	$(1,027)
Europe	(4,066)	5,297	(9,363)
Total income from operations	$39,153	$49,543	$(10,390)

North America

Net sales for our North American segment for the first half of 2023 decreased 13.8 percent while unit shipments decreased 2.2 percent, compared to the same period in 2022. The $67.1 million decrease in net sales was primarily due to lower aluminum cost pass throughs to our OEM customers of $83.0 million and $4.7 million due to lower unit shipments, partially offset by favorable pricing and product mix of $19.6 million. North American segment income from operations for the first half of 2023 was $1.0 million lower than the first half of 2022, primarily due to higher non-aluminum raw material costs of $13.6 million, higher conversion costs of $2.4 million attributable to unfavorable cost absorption on lower production volumes and a restructuring charge of $1.5 million recognized in the first half of 2023 (refer to Note 19 “Restructuring” in the Notes to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements”), largely offset by favorable pricing and product mix of $17.3 million.

Europe

Net sales for our European segment for the first half of 2023 decreased 3.3 percent while unit shipments decreased 9.7 percent, compared to the same period in 2022. The decline in unit shipments was primarily due to a 48.0 percent decrease in aftermarket unit shipments. Net sales were lower by $11.4 million primarily due to $23.4 million of lower aluminum pass throughs and $17.4 million due to lower unit shipments, partially offset by favorable product mix and pricing of $31.3 million. European segment income from operations for the first half of 2023 was $9.4 million lower than the first half of 2022 primarily due to lower unit shipments of $9.9 million, higher conversion costs of $7.8 million and a $6.3 million restructuring charge recognized in the first half of 2023 (refer to Note 19 “Restructuring” in the Notes to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements”), partially offset by favorable pricing and product mix of $20.4 million.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2023, our cash and cash equivalents totaled $181.1 million compared to $122.3 million and $213.0 million at June 30, 2022 and December 31, 2022, respectively. Our sources of liquidity primarily include cash and cash equivalents, cash provided by operating activities, borrowings under available debt facilities, and factoring arrangements for trade receivables. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $293.5 million and 2.3:1.0, respectively, at June 30, 2023, versus $257.6 million and 2.0:1.0 at December 31, 2022. Although the Company continues to effectively manage all elements of working capital, payables declined significantly as of June 30, 2023 due primarily to a decline in aluminum orders in the back half of the quarter.

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

On December 15, 2022, the Company entered into a $400.0 million term loan facility (the “Term Loan Facility”) with Oaktree Fund Administration L.L.C., in its capacity as the administrative agent, JPMorgan Chase Bank, N.A., in its capacity as collateral agent, and other lenders party thereto. The Term Loan Facility requires quarterly principal payments of $1.0 million. Additional principal payments may be due with respect to asset sales, debt issuances and as a percentage of cash flow in excess of a specified threshold. Concurrent with the issuance of the Term Loan Facility, the Company entered into a $60.0 million revolving credit facility (the “Revolving Credit Facility”) and terminated the previously outstanding $107.5 million U.S. Revolving Credit Facility and €60.0 million European Revolving Credit Facility. The $388.0 million proceeds of the borrowings under the Term Loan Facility (consisting of the $400.0 million aggregate principal less the original issuance discount of $12.0 million) were used to repay the $349.2 million balance outstanding under the Acquisition Term Loan Facility and to pay debt issuance costs and expenses incurred in connection with the Term Loan Facility and Revolving Credit Facility. As a result of the refinancing, our annual interest expense on the Term Loan Facility is expected to increase by approximately $20.0 million in 2023.

Balances outstanding under the Term Loan Facility, Notes, and equipment loans as of June 30, 2023 were $398.0 million, $235.8 million, and $2.2 million, respectively. The balance of the redeemable preferred stock was $235.1 million as of June 30, 2023. The Revolving Credit Facility and the Term Loan Facility mature on December 15, 2027 and December 15, 2028, respectively. However, in the event the Company has not repaid, refinanced or otherwise extended the maturity of the Notes beyond the maturity date of the Term Loan Facility by the date 91 days prior to June 15, 2025, the Term Loan Facility and Revolving Credit Facility will mature 91 days prior to June 15, 2025. Similarly, in the event the Company has not redeemed, refinanced or otherwise extended the unconditional redemption date of the redeemable preferred stock beyond the maturity date of the Term Loan Facility by the date 91 days prior to September 14, 2025, the Term Loan Facility and Revolving Credit Facility will mature 91 days prior to September 14, 2025.

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

As of June 30, 2023, the Company had no outstanding borrowings under the Revolving Credit Facility, outstanding letters of credit of $4.8 million and available unused commitments under the Revolving Credit Facility of $55.2 million. As a result, our liquidity totaled $198.8 million at June 30, 2023, consisting of cash and cash equivalents of $143.6 million ($181.1 million less the $37.5 million contractual liquidity required pursuant to the Term Loan Facility and Revolving Credit Facility) and available and unused commitments under the Revolving Credit Facility of $55.2 million.

As of June 30, 2023, we had no significant off-balance sheet arrangements other than factoring of $102.3 million of our trade receivables.

The Company operates a manufacturing facility in Germany that accounts for less than 10% of the Company’s assets and annual revenues but is in a relatively high-cost region. This manufacturing facility, within our European reportable segment and European long-live asset group, has experienced and continues to experience operational and financial challenges. The Company is taking steps to mitigate the impact of these challenges. There can be no assurance that our risk mitigation actions taken to date will adequately address these operational and financial challenges. Should this be the case, the Company may consider other actions, including restructuring actions, to address the matter.

The following table summarizes the cash flows from operating, investing and financing activities as reflected in the condensed consolidated statements of cash flows.

	Six Months Ended
	June 30, 2023	June 30, 2022
(Dollars in thousands)
Net cash provided by operating activities	11,167	57,213
Net cash used in investing activities	(21,751)	(34,138)
Net cash used in financing activities	(22,999)	(11,632)
Effect of exchange rate changes on cash	1,676	(2,658)
Net changes in cash and cash equivalents	$(31,907)	$8,785

Operating Activities

Net cash provided by operating activities was $11.2 million for the first half of 2023 compared to net cash provided by operating activities of $57.2 million for the same period in 2022. The decrease in cash flow provided by operating activities was primarily driven by lower profitability of $25.0 million and higher use of cash for working capital (accounts receivable, inventory and accounts payable) of $15.8 million.

Investing Activities

Net cash used in investing activities of $21.8 million for the first half of 2023 was lower than the $34.1 million for the same period in 2022. The decrease in capital expenditures was primarily due to the completion of certain capital projects related to paint line and refinishing capabilities.

Financing Activities

Net cash used in financing activities was $23.0 million for the first half of 2023 compared to net cash used in financing activities of $11.6 million for the same period in 2022. This increase was primarily due to an $8.5 million repayment of certain capital equipment loans and a $1.5 million increase in tax withholding for stock-based compensation.

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

The following table reconciles our net sales, the most directly comparable U.S. GAAP financial measure, to our value added sales and value added sales adjusted for foreign exchange:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(Dollars in thousands)
Net sales	$372,603	$431,532	$753,570	$832,058
Less: aluminum, other costs, and outside service provider costs	(172,360)	(246,000)	(350,665)	(457,131)
Value added sales	$200,243	$185,532	$402,905	$374,927
Currency impact on current period value added sales	(2,027)	—	2,346	—
Value added sales adjusted for foreign exchange	$198,216	$185,532	$405,251	$374,927

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

The following table reconciles our net (loss) income, the most directly comparable U.S. GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(Dollars in thousands)
Net (loss) income	$(67)	$10,844	$(4,114)	$20,914
Interest expense, net	15,690	10,338	31,388	20,300
Income tax provision	5,794	5,405	9,092	8,923
Depreciation	18,567	17,571	36,584	35,405
Amortization	4,900	5,555	9,724	11,803
Restructuring, factoring fees and other (1) (2) (3) (4)	7,134	1,633	14,832	3,211
Adjusted EBITDA	$52,018	$51,346	$97,506	$100,556
Adjusted EBITDA as a percentage of net sales	14.0%	11.9%	12.9%	12.1%
Adjusted EBITDA as a percentage of value added sales	26.0%	27.7%	24.2%	26.8%

(1)
In the second quarter of 2023, we incurred $2.5 million of restructuring costs, a casualty loss of $1.4 million, $0.9 million of accounts receivable factoring fees and $2.3 million of other costs.
(2)
In the first half of 2023, we incurred $7.8 million of restructuring costs, $2.0 million of accounts receivable factoring fees, a casualty loss of $1.4 million and $3.6 million of other costs.
(3)
In the second quarter of 2022, we incurred $0.8 million of accounts receivable factoring fees, $0.2 million of separation costs and $0.6 million of other costs.
(4)
In the first half of 2022, we incurred $1.4 million of accounts receivable factoring fees, $0.7 million of certain hiring and separation costs and $1.1 million of other costs.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal and environmental proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, except as provided below and as set forth in Note 17 “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements regarding a contractual dispute with the parent company of our energy supplier in Poland, we believe all such matters are adequately provided for, covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position.

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

32.1

Certification of Majdi B. Abulaban, President and Chief Executive Officer, and C. Timothy Trenary, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**†

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

† These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date: August 3, 2023	/s/ Majdi B. Abulaban
Majdi B. Abulaban President and Chief Executive Officer

Date: August 3, 2023	/s/ C. Timothy Trenary
C. Timothy Trenary Executive Vice President and Chief Financial Officer