Form 10-Q
period 2023-09-30
SUPERIOR INDUSTRIES INTERNATIONAL INC
filed 2023-11-01
CIK 95552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Number of shares of common stock outstanding as of October 27, 2023: 28,091,440

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
NET SALES	$323,077	$405,725	$1,076,646	$1,237,783
Cost of sales	297,788	377,368	975,746	1,126,212
GROSS PROFIT	25,289	28,357	100,900	111,571
Selling, general and administrative expenses	16,857	16,097	53,315	49,768
Loss on deconsolidation of subsidiary	79,629	—	79,629	—
(LOSS) INCOME FROM OPERATIONS	(71,197)	12,260	(32,044)	61,803
Interest expense, net	(15,678)	(10,406)	(47,066)	(30,706)
Other income (expense), net	179	(239)	(2,608)	355
(LOSS) INCOME BEFORE INCOME TAXES	(86,696)	1,615	(81,718)	31,452
Income tax benefit (provision)	379	(1,966)	(8,713)	(10,889)
NET (LOSS) INCOME	$(86,317)	$(351)	$(90,431)	$20,563
(LOSS) EARNINGS PER SHARE – BASIC	$(3.42)	$(0.35)	$(4.29)	$(0.25)
(LOSS) EARNINGS PER SHARE – DILUTED	$(3.42)	$(0.35)	$(4.29)	$(0.25)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net (loss) income	$(86,317)	$(351)	$(90,431)	$20,563
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	(4,869)	(8,335)	18,304	(17,946)
Change in unrecognized gains (losses) on derivative instruments:
Change in fair value of derivatives	(14,673)	4,688	38,375	6,034
Tax benefit (provision)	1,472	2,403	(3,112)	2,295
Change in unrecognized gains (losses) on derivative instruments, net of tax	(13,201)	7,091	35,263	8,329
Defined benefit pension plan:
Amortization of actuarial losses on pension obligation	—	83	—	249
Tax provision	—	—	—	—
Pension changes, net of tax	—	83	—	249
Other comprehensive (loss) income, net of tax	(18,070)	(1,161)	53,567	(9,368)
Comprehensive (loss) income	$(104,387)	$(1,512)	$(36,864)	$11,195

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$176,477	$213,022
Accounts receivable, net	110,885	72,725
Inventories, net	162,003	178,688
Income taxes receivable	1,804	2,261
Other current assets	46,684	42,218
Total current assets	497,853	508,914
Property, plant and equipment, net	396,013	473,960
Deferred income tax assets, net	23,775	35,187
Intangibles, net	36,594	51,497
Other noncurrent assets	83,562	64,181
Total assets	$1,037,797	$1,133,739
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$145,415	$158,049
Short-term debt	6,700	5,873
Accrued expenses	73,147	74,108
Income taxes payable	614	13,300
Total current liabilities	225,876	251,330
Long-term debt (less current portion)	600,629	616,145
Noncurrent income tax liabilities	8,040	8,524
Deferred income tax liabilities, net	3,748	3,468
Other noncurrent liabilities	47,047	55,733
Commitments and contingent liabilities (Note 17)	—	—
Mezzanine equity:
Preferred stock, $0.01 par value
Authorized – 1,000,000 shares
Issued and outstanding – 150,000 shares outstanding at September 30, 2023 and December 31, 2022	241,594	222,753
European noncontrolling redeemable equity	939	1,083
Shareholders’ equity (deficit):
Common stock, $0.01 par value
Authorized – 100,000,000 shares
Issued and outstanding – 28,091,440 and 27,016,125 shares at September 30, 2023 and December 31, 2022	112,157	111,105
Accumulated other comprehensive loss	(35,702)	(89,269)
Retained earnings	(166,531)	(47,133)
Total shareholders’ equity (deficit)	(90,076)	(25,297)
Total liabilities, mezzanine equity and shareholders’ equity	$1,037,797	$1,133,739

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(90,431)	$20,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,934	69,068
Income tax, noncash changes	9,258	3,637
Stock-based compensation	4,359	6,542
Amortization of debt issuance costs	3,609	3,702
Loss on deconsolidation of subsidiary	79,629	—
Other noncash items	(4,690)	(1,727)
Changes in operating assets and liabilities:
Accounts receivable	(37,969)	(57,430)
Inventories	(8,195)	(37,054)
Other assets and liabilities	12,651	1,883
Accounts payable	(5,141)	64,131
Income taxes	(12,921)	1,116
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,093	74,431
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(29,483)	(45,710)
Deconsolidation of subsidiary cash	(4,447)	—
Other investing activities	—	150
NET CASH USED IN INVESTING ACTIVITIES	(33,930)	(45,560)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(14,016)	(3,572)
Cash dividends paid	(6,751)	(10,245)
Financing costs paid and other	(104)	—
Payments related to tax withholdings for stock-based compensation	(3,307)	(1,788)
Finance lease payments	(580)	(805)
NET CASH USED IN FINANCING ACTIVITIES	(24,758)	(16,410)
Effect of exchange rate changes on cash	2,050	(4,093)
Net changes in cash and cash equivalents	(36,545)	8,368
Cash and cash equivalents at the beginning of the period	213,022	113,473
Cash and cash equivalents at the end of the period	$176,477	$121,841

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands, except share amounts)

(Unaudited)

For the nine months ended September 30, 2023
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT JANUARY 1, 2023	27,016,125	$111,105	$19,844	$1,591	$(110,704)	$(47,133)	$(25,297)
Net loss	—	—	—	—	—	(90,431)	(90,431)
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	35,263	—	—	—	35,263
Change in defined benefit plans, net of taxes	—	—	—	—	—	—	—
Net foreign currency translation adjustment	—	—	—	—	18,304	—	18,304
Common stock issued, net of shares withheld for employee taxes	1,075,315	—	—	—	—	—	—
Stock-based compensation	—	1,052	—	—	—	—	1,052
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(28,938)	(28,938)
European noncontrolling redeemable equity dividend	—	—	—	—	—	(29)	(29)
BALANCE AT SEPTEMBER 30, 2023	28,091,440	$112,157	$55,107	$1,591	$(92,400)	$(166,531)	$(90,076)

For the three months ended September 30, 2023
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT JULY 1, 2023	28,091,440	$110,802	$68,308	$1,591	$(87,531)	$(70,353)	$22,817
Net loss	—	—	—	—	—	(86,317)	(86,317)
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	(13,201)	—	—	—	(13,201)
Change in defined benefit plans, net of taxes	—	—	—	—	—	—	—
Net foreign currency translation adjustment	—	—	—	—	(4,869)	—	(4,869)
Common stock issued, net of shares withheld for employee taxes	—	—	—	—	—	—	—
Stock-based compensation	—	1,355	—	—	—	—	1,355
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(9,853)	(9,853)
European noncontrolling redeemable equity dividend	—	—	—	—	—	(8)	(8)
BALANCE AT SEPTEMBER 30, 2023	28,091,440	$112,157	$55,107	$1,591	$(92,400)	$(166,531)	$(90,076)

For the nine months ended September 30, 2022
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT JANUARY 1, 2022	26,163,077	$103,214	$(9,051)	$(6,133)	$(110,790)	$(47,661)	$(70,421)
Net income	—	—	—	—	—	20,563	20,563
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	8,329	—	—	—	8,329
Change in defined benefit plans, net of taxes	—	—	—	249	—	—	249
Net foreign currency translation adjustment	—	—	—	—	(17,946)	—	(17,946)
Common stock issued, net of shares withheld for employee taxes	853,048	—	—	—	—	—	—
Stock-based compensation	—	4,754	—	—	—	—	4,754
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(27,103)	(27,103)
European noncontrolling redeemable equity dividend	—	—	—	—	—	(42)	(42)
BALANCE AT SEPTEMBER 30, 2022	27,016,125	$107,968	$(722)	$(5,884)	$(128,736)	$(54,243)	$(81,617)

For the three months ended September 30, 2022
	Common Stock		Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Unrecognized Gains (Losses) on Derivative Instruments	Pension Obligations	Cumulative Translation Adjustment	Retained Earnings	Total
BALANCE AT JULY 1, 2022	27,016,125	$106,078	$(7,813)	$(5,967)	$(120,401)	$(44,680)	$(72,783)
Net income	—	—	—	—	—	(351)	(351)
Change in unrecognized gains (losses) on derivative instruments, net of tax	—	—	7,091	—	—	—	7,091
Change in defined benefit plans, net of taxes	—	—	—	83	—	—	83
Net foreign currency translation adjustment	—	—	—	—	(8,335)	—	(8,335)
Common stock issued, net of shares withheld for employee taxes	—	—	—	—	—	—	—
Stock-based compensation	—	1,890	—	—	—	—	1,890
Redeemable preferred 9% dividend and accretion	—	—	—	—	—	(9,192)	(9,192)
European noncontrolling redeemable equity dividend	—	—	—	—	—	(20)	(20)
BALANCE AT SEPTEMBER 30, 2022	27,016,125	$107,968	$(722)	$(5,884)	$(128,736)	$(54,243)	$(81,617)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

Superior Industries International, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

Superior Industries International, Inc.’s (referred herein as the “Company,” “Superior,” or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. We employ approximately 6,600 full-time employees, operating in seven manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and one of the leading European aluminum wheel aftermarket manufacturers and suppliers. Our OEM aluminum wheels accounted for approximately 95 percent of our sales in the first nine months of 2023 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Ford, GM, Honda, Jaguar-Land Rover, Lucid Motors, Mazda, Mercedes-Benz Group, Nissan, PSA, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs. We have determined that our North American and European operations should be treated as separate reportable segments as further described in Note 5, “Business Segments.”

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

Cash Paid for Interest and Taxes and Noncash Investing Activities

Cash paid for interest was $43.1 million and $23.9 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. Net cash paid for income taxes was $12.4 million and $6.1 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. As of September 30, 2023 and September 30, 2022, $5.8 million and $5.5 million, respectively, of equipment had been purchased but not yet paid and was included in accounts payable in our condensed consolidated balance sheets. In addition, the Company recognized a $3.8 million affiliated receivable in a noncash transaction as a part of the deconsolidation of a subsidiary (refer to Note 20 "Loss on Deconsolidation of Subsidiary").

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

The Company’s allowance for credit losses on accounts receivable represents management’s estimate of expected credit losses over the expected term of the receivables. In estimating current expected credit losses, the Company applies a loss rate to receivables aging categories by region and market, OEM or aftermarket, based on historical write-offs. Historical loss rates are adjusted for current conditions and reasonable and supportable forecasts, as necessary. Specific reserves are recognized for individual accounts whenever the Company becomes aware of circumstances indicating that a loss may be incurred on a particular customer account, such as in the event of a customer bankruptcy or significant deterioration in customer operating results or financial condition. Provision adjustments to the allowance for credit losses are recognized in selling, general and administrative expenses. As of September 30, 2023 and December 31, 2022, accounts receivable are reflected net of reserves (including the estimated allowance for credit losses) of $0.7 million and $0.6 million, respectively. Changes in expected credit losses were not significant during the three or nine months ended September 30, 2023.

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

NOTE 2 – REVENUE

The Company disaggregates revenue from contracts with customers into our reportable segments, North America and Europe. Revenues by segment for the three- and nine-month periods ended September 30, 2023 and September 30, 2022, respectively, are summarized in Note 5, “Business Segments.”

The opening and closing balances of the Company’s customer receivables and current and long-term contract liabilities balances are as follows:

	September 30, 2023	December 31, 2022	Change
(Dollars in thousands)
Customer receivables	$95,808	$63,565	$32,243
Contract liabilities—current	4,077	6,251	(2,174)
Contract liabilities—noncurrent	6,346	8,355	(2,009)

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

The following tables categorize items measured at fair value as of September 30, 2023 and December 31, 2022:

		Fair Value Measurement at Reporting Date Using
September 30, 2023		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$63,797	$—	$63,797	$—
Total	$63,797	$—	$63,797	$—
Liabilities			.
Derivative contracts	$4,718	$—	$4,718	$—
Total	$4,718	$—	$4,718	$—

		Fair Value Measurement at Reporting Date Using
December 31, 2022		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Assets
Derivative contracts	$34,960	$—	$34,960	$—
Total	$34,960	$—	$34,960	$—
Liabilities			.
Derivative contracts	$11,780	$—	$11,780	$—
Total	$11,780	$—	$11,780	$—

Debt Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to transacted prices and quotes for these instruments (Level 2). The estimated fair value, as well as the carrying value, of the Company’s debt instruments are shown below:

	September 30, 2023	December 31, 2022
(Dollars in thousands)
Estimated aggregate fair value	$614,864	$615,394
Aggregate carrying value (1)	629,850	647,443
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

The following tables display the fair value of derivatives by balance sheet line item at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$24,643	$31,048	$1,305	$686
Foreign exchange forward contracts not designated as hedging instruments	367	—	1,281	—
Aluminum forward contracts designated as hedging instruments	200	—	—	—
Natural gas forward contracts designated as hedging instruments	222	373	947	499
Interest rate swap contracts designated as hedging instruments	4,562	2,382	—	—
Total derivative financial instruments	$29,994	$33,803	$3,533	$1,185

	December 31, 2022
	Other Current Assets	Other Noncurrent Assets	Accrued Liabilities	Other Noncurrent Liabilities
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$11,210	$15,890	$2,873	$5,212
Foreign exchange forward contracts not designated as hedging instruments	603	—	192	—
Aluminum forward contracts designated as hedging instruments	—	—	1,213	—
Natural gas forward contracts designated as hedging instruments	498	655	1,520	770
Interest rate swap contracts designated as hedging instruments	4,112	1,992	—	—
Total derivative financial instruments	$16,423	$18,537	$5,798	$5,982

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments:

	September 30, 2023		December 31, 2022
	Notional U.S. Dollar Amount	Fair Value	Notional U.S. Dollar Amount	Fair Value
(Dollars in thousands)
Foreign exchange forward contracts designated as hedging instruments	$409,409	$53,700	$462,783	$19,015
Foreign exchange forward contracts not designated as hedging instruments	40,831	(914)	39,726	411
Aluminum forward contracts designated as hedging instruments	4,066	200	9,495	(1,213)
Natural gas forward contracts designated as hedging instruments	12,400	(851)	13,500	(1,137)
Interest rate swap contracts designated as hedging instruments	250,000	6,944	250,000	6,104
Total derivative financial instruments	$716,706	$59,079	$775,504	$23,180

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

The following tables summarize the gain or loss recognized in AOCI, the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the three and nine months ended September 30, 2023 and September 30, 2022:

Three Months Ended September 30, 2023	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative contracts	$(13,201)	$9,138	$(375)

Nine Months Ended September 30, 2023	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative contracts	$35,263	$19,216	$3,618

Three Months Ended September 30, 2022	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative contracts	$7,091	$2,578	$(157)

Nine Months Ended September 30, 2022	Amount of Gain or (Loss) Recognized in AOCI on Derivatives	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(Dollars in thousands)
Derivative contracts	$8,329	$11,913	$512

Hedge accounting gains reclassified from AOCI into earnings in the third quarter of 2023 included $7.7 million recognized as a credit to cost of sales and $1.4 million recognized as a credit to interest expense, net. Hedge accounting gains and (losses) reclassified from AOCI into earnings in the third quarter of 2022 included $2.8 million recognized as a credit to cost of sales and $(0.2) million recognized as a debit to interest expense, net. Loss on nondesignated hedges are recognized as a debit to other expense, net.

Hedge accounting gains reclassified from AOCI into earnings in the first nine months of 2023 included $15.7 million recognized as a credit to cost of sales and $3.5 million recognized as a credit to interest expense, net. Hedge accounting gains and (losses) reclassified from AOCI into earnings in the first nine months of 2022 included $14.2 million recognized as a credit to cost of sales and $(2.3) million recognized as a debit to interest expense, net. Gains on nondesignated hedges are recognized as a credit to other expense, net.

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

(Dollars in thousands)	Net Sales		Income from Operations
Three Months Ended	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
North America	$194,873	$240,340	$14,286	$10,526
Europe	128,204	165,385	(85,483)	1,734
	$323,077	$405,725	$(71,197)	$12,260

(Dollars in thousands)	Depreciation and Amortization		Capital Expenditures
Three Months Ended	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
North America	$10,207	$9,255	$2,591	$6,762
Europe	13,419	12,605	5,141	4,660
	$23,626	$21,860	$7,732	$11,422

(Dollars in thousands)	Net Sales		Income from Operations
Nine Months Ended	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
North America	$614,696	$727,215	$57,505	$54,772
Europe	461,950	510,568	(89,549)	7,031
	$1,076,646	$1,237,783	$(32,044)	$61,803

(Dollars in thousands)	Depreciation and Amortization		Capital Expenditures
Nine Months Ended	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
North America	$28,632	$27,269	$17,661	$30,904
Europe	41,302	41,799	11,822	14,806
	$69,934	$69,068	$29,483	$45,710

(Dollars in thousands)	Property, Plant and Equipment, net		Intangible Assets
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
North America	$221,375	$220,321	$—	$—
Europe	174,638	253,639	36,594	51,497
	$396,013	$473,960	$36,594	$51,497

(Dollars in thousands)	Total Assets
	September 30, 2023	December 31, 2022
North America	$619,316	$582,339
Europe	418,481	551,400
	$1,037,797	$1,133,739

Geographic information

Net sales and property, plant and equipment by location are as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net sales:
U.S.	$933	$1,327	$2,908	$4,277
Mexico	193,940	239,013	611,788	722,938
Germany	35,068	46,885	126,361	149,008
Poland	93,136	118,500	335,589	361,560
Consolidated net sales	$323,077	$405,725	$1,076,646	$1,237,783

(Dollars in thousands)			Property, Plant and Equipment, net
			September 30, 2023	December 31, 2022
U.S.			$1,265	$1,476
Mexico			220,110	218,845
Germany			2,983	76,158
Poland			171,655	177,481
Property, plant and equipment, net			$396,013	$473,960

NOTE 6 - INVENTORIES

	September 30, 2023	December 31, 2022
(Dollars in thousands)
Raw materials	$46,394	$62,639
Work in process	41,861	37,993
Finished goods	73,748	78,056
Inventories, net	$162,003	$178,688

Service wheel and supplies inventory included in other noncurrent assets in the condensed consolidated balance sheets totaled $12.4 million and $11.3 million at September 30, 2023 and December 31, 2022, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

	September 30, 2023	December 31, 2022
(Dollars in thousands)
Land and buildings	$141,047	$144,870
Machinery and equipment	913,024	887,222
Leasehold improvements and others	2,924	4,993
Construction in progress	24,281	80,263
	1,081,276	1,117,348
Accumulated depreciation	(685,263)	(643,388)
Property, plant and equipment, net	$396,013	$473,960

Depreciation expense for the three months ended September 30, 2023 and 2022 was $18.7 million and $17.3 million, respectively.

Depreciation expense for the nine months ended September 30, 3023 and 2022 was $55.3 million and $52.7 million, respectively.

NOTE 8 – INTANGIBLE ASSETS

The Company’s finite-lived intangible assets as of September 30, 2023 and December 31, 2022 are summarized in the following table.

As of September 30, 2023	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Customer relationships	$167,000	$(129,208)	$(1,198)	$36,594	1-5

Year Ended December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Currency Translation	Net Carrying Amount	Remaining Weighted Average Amortization Period
(Dollars in thousands)
Customer relationships	$167,000	$(114,595)	$(908)	$51,497	1-6

Amortization expense for these intangible assets was $4.9 million and $4.5 million for the three months ended September 30, 2023 and 2022, respectively. Amortization expense for these intangible assets was $14.6 million and $16.3 million for the nine months ended September 30, 2023 and 2022, respectively. The anticipated annual amortization expense for these intangible assets is $19.0 million for 2023 and 2024, $9.3 million for 2025, $2.4 million for 2026, and $1.0 million for 2027.

NOTE 9 – DEBT

A summary of long-term debt and the related weighted average interest rates is shown below:

	September 30, 2023
Debt Instrument	Total Debt	Debt Discount and Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
(Dollars in thousands)
Term Loan Facility	$397,000	$(20,801)	$376,199	13.3%
6.00% Senior Notes	229,487	(1,720)	227,767	6.0%
European CapEx loans	2,157	—	2,157	2.2%
Finance leases	1,206	—	1,206	2.4%
	$629,850	$(22,521)	607,329
Less: Current portion			(6,700)
Long-term debt			$600,629

	December 31, 2022
Debt Instrument	Total Debt	Debt Discount and Issuance Costs (1)	Total Debt, Net	Weighted Average Interest Rate
(Dollars in thousands)
Term Loan Facility	$400,000	$(22,967)	$377,033	12.3%
6.00% Senior Notes	232,352	(2,458)	229,894	6.0%
European CapEx loans	12,365	—	12,365	2.3%
Finance leases	2,726	—	2,726	2.7%
	$647,443	$(25,425)	622,018
Less: Current portion			(5,873)
Long-term debt			$616,145
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

The indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) nonpayment of principal, premium, if any, and interest, when due; (ii) failure for 60 days to comply with any obligations, covenants or agreements in the indenture after receipt of written notice from the Bank of New York Mellon, London Branch (the “Trustee”) or holders of at least 30 percent in principal amount of the then outstanding Notes of such failure (other than defaults referred to in the foregoing clause (i)); (iii) default under any mortgage, indenture or instrument for money borrowed by the Company or certain of its subsidiaries; (iv) a failure to pay certain judgments; and (v) certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the Trustee or holders of at least 30 percent in principal amount of the then outstanding Notes may declare the principal, premium, if any, and accrued and unpaid interest on all the Notes to be due and payable. These events of default are subject to several important qualifications, limitations and exceptions that are described in the indenture. As of September 30, 2023, the Company was in compliance with all covenants under the indenture governing the Notes.

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

Borrowings under the Term Loan Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) the secured overnight financing rate (“SOFR”), with a floor of 1.50 percent per annum, or (ii) a base rate (“Term Base Rate”), with a floor of 1.50 percent per annum, equal to the highest of (1) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the New York Federal Reserve Bank (the “NYFRB”) rate plus 0.50 percent and (3) SOFR for an interest period of one month plus 1.00 percent, in each case, plus the applicable rate. The applicable rate is determined by reference to the Company’s Secured Net Leverage Ratio (as defined in the Term Loan Credit Agreement) and will range between 7.50 percent and 8.00 percent for SOFR loans (8.00 percent for the current fiscal quarter), and between 6.50 percent and 7.00 percent for Term Base Rate loans (7.00 percent for the current fiscal quarter). In the event of a payment default under the Term Loan Credit Agreement, past due amounts shall be subject to an additional default interest rate of 2.00 percent.

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

In addition, the Credit Agreements contain customary representations and warranties and other covenants. As of September 30, 2023, the Company was in compliance with all covenants under the Credit Agreements.

Available Unused Commitments under the Revolving Credit Facility

As of September 30, 2023, the Company had no outstanding borrowings under the Revolving Credit Facility, had outstanding letters of credit of $4.9 million and had available unused commitments under the Revolving Credit Facility of $55.1 million.

European Debt

In connection with the acquisition of UNIWHEELS AG in 2017, the Company assumed $70.7 million of outstanding debt. As of September 30, 2023, $2.2 million of the assumed debt remained outstanding. The debt matures March 31, 2024, and is collateralized by the financed equipment, guaranteed by Superior and bears interest at a rate of 2.2 percent. Covenants under the loan agreement include a default provision for nonpayment, as well as a material adverse change default provision pursuant to which the lender could accelerate the loan maturity. As of September 30, 2023, the Company was in compliance with all covenants under the loan agreement.

Debt maturities as of September 30, 2023, which are due in the next five years and thereafter are as follows:

Debt Maturities	Amount
(Dollars in thousands)
Three remaining months of 2023	$2,995
2024	5,078
2025	233,726
2026	4,057
2027	4,016
Thereafter	379,978
Total debt liabilities	$629,850

NOTE 10 - SUPPLIER FINANCE PROGRAM

The Company receives extended payment terms for a portion of our purchases (90 days rather than 60 days) with one of our principal aluminum suppliers in exchange for a nominal adjustment to the product pricing. The payment terms provided to us are consistent with aluminum industry norms, as well as those offered to the supplier’s other customers. The supplier factors receivables due from us with a financial institution. We are not a party to the supplier’s factoring agreement with the financial institution. We remit payments directly to our supplier, except with respect to product purchased under extended terms which have been factored by the supplier. These payments are remitted directly to the financial institution in accordance with the payment terms originally negotiated with our supplier. These payments are included in cash flows from operations within the condensed consolidated statements of cash flows. The following table summarizes activity in the amounts owed to the financial institution for the nine months ended September 30, 2023 and September 30, 2022:

	Nine Months Ended
	September 30, 2023	September 30, 2022
(Dollars in thousands)
Outstanding at the beginning of the period	14,371	17,638
Added during the period	90,579	114,983
Settled during the period	(87,127)	(103,075)
Outstanding at the end of the period	17,823	29,546

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

The difference between the redemption value of the redeemable preferred stock and the carrying value (the “premium”) is being accreted over the period from the date of issuance through September 14, 2025 using the effective interest method. The accretion is treated as a deemed dividend, recorded as a charge to retained earnings and deducted in computing earnings per share (analogous to the treatment for stated and participating dividends paid on the redeemable preferred shares). The cumulative premium accretion as of September 30, 2023 and December 31, 2022 was $106.1 million and $87.3 million, respectively, resulting in adjusted redeemable preferred stock balances of $241.6 million and $222.8 million, respectively.

NOTE 12 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss), after deducting preferred dividends and accretion and European noncontrolling redeemable equity dividends, by the weighted average number of common shares outstanding. For purposes of calculating diluted earnings per share, the weighted average shares outstanding includes the dilutive effect of outstanding stock options and time and performance based restricted stock units under the treasury stock method. The redeemable preferred shares discussed in Note 11, “Redeemable Preferred Stock” (convertible into 5,326 thousand shares) have not been included in the diluted earnings per share because the inclusion of such shares on an as converted basis would be anti-dilutive for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
(Dollars in thousands, except per share amounts)
Basic Earnings Per Share:
Net (loss) income	$(86,317)	$(351)	$(90,431)	$20,563
Less: Redeemable preferred stock dividends and accretion	(9,853)	(9,192)	(28,938)	(27,103)
Less: European noncontrolling redeemable equity dividend	(8)	(20)	(29)	(42)
Basic numerator	$(96,178)	$(9,563)	$(119,398)	$(6,582)
Basic (loss) earnings per share	$(3.42)	$(0.35)	$(4.29)	$(0.25)
Weighted average shares outstanding – Basic	28,091	27,016	27,812	26,779
Diluted Earnings Per Share:
Net (loss) income	$(86,317)	$(351)	$(90,431)	$20,563
Less: Redeemable preferred stock dividends and accretion	(9,853)	(9,192)	(28,938)	(27,103)
Less: European noncontrolling redeemable equity dividend	(8)	(20)	(29)	(42)
Diluted numerator	$(96,178)	$(9,563)	$(119,398)	$(6,582)
Diluted (loss) earnings per share	$(3.42)	$(0.35)	$(4.29)	$(0.25)
Weighted average shares outstanding – Basic	28,091	27,016	27,812	26,779
Dilutive effect of common share equivalents	—	—	—	—
Weighted average shares outstanding – Diluted	28,091	27,016	27,812	26,779

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

Income taxes for the three and nine months ended September 30, 2023 were a $0.4 million tax benefit and a $8.7 million tax provision, respectively, on pre-tax loss of $86.7 million and $81.7 million, resulting in an effective income tax rate of 0.4 percent and (10.7) percent, respectively. The effective income tax rate for the three months ended September 30, 2023 differs from the statutory rate primarily due to valuation allowances and the mix of earnings among tax jurisdictions. The effective income tax rate for the nine months ended September 30, 2023 differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position and the mix of earnings among tax jurisdictions.

The income tax provision for the three and nine months ended September 30, 2022 was $2.0 million and $10.9 million, respectively, on pre-tax income of $1.6 million and $31.5 million, resulting in an effective income tax rate of 121.7 percent and 34.6 percent, respectively. The effective income tax rate for the three months ended September 30, 2022 differs from the statutory rate primarily due to valuation allowances and the mix of earnings among tax jurisdictions. The effective income tax rate for the nine months ended September 30, 2022 differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position and the mix of earnings among tax jurisdictions.

The Company continuously evaluates the realizability of our net deferred tax assets. As of September 30, 2023, substantially all our U.S. and certain German deferred tax assets, net of deferred tax liabilities, were subject to valuation allowances. If our financial results improve, our assessment of the realization of our net deferred tax assets could result in the release of some or all of the valuation allowances. Such a release would result in a material noncash income tax benefit in the period of release and the recording of additional deferred tax assets. There is a reasonable possibility that, within the next twelve months, sufficient positive evidence becomes available to reach a conclusion that all or a significant portion of the valuation allowances against our U.S. net deferred tax assets would no longer be required.

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

The Company has operating and finance leases for office facilities, a data center and certain equipment. The remaining terms of our leases range from over one year to five years. Certain leases include options to extend the lease term for up to ten years, as well as options to terminate, both of which have been excluded from the term of the lease since exercise of these options is not reasonably certain.

Lease expense and cash flow for the three and nine months ended September 30, 2023 and September 30, 2022 and operating and finance lease assets and liabilities, average lease term and average discount rate as of September 30, 2023 and December 31, 2022 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
(Dollars in thousands)
Lease Expense
Finance lease expense:
Amortization of right-of-use assets	$153	$258	$649	$831
Interest on lease liabilities	7	15	38	44
Operating lease expense	658	634	2,019	1,979
Total lease expense	$818	$907	$2,706	$2,854

Cash Flow Components
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$7	$15	$38	$44
Operating cash outflows from operating leases	656	641	2,059	2,110
Financing cash outflows from finance leases	29	258	580	805
Right-of-use assets obtained in exchange for finance lease liabilities, net of terminations and disposals	93	519	631	854
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations and disposals	1,725	45	2,376	277

			September 30, 2023	December 31, 2022
(Dollars in thousands, except lease term and discount rate)
Balance Sheet Information
Operating leases:
Other noncurrent assets			$8,918	$8,325
Accrued liabilities			$(2,629)	$(2,137)
Other noncurrent liabilities			(6,296)	(6,516)
Total operating lease liabilities			$(8,925)	$(8,653)

Finance leases:
Property, plant and equipment gross			$2,534	$7,899
Accumulated depreciation			(1,012)	(5,684)
Property, plant and equipment, net			$1,522	$2,215
Current portion of long-term debt			$(543)	$(1,053)
Long-term debt (less current portion)			(663)	(1,673)
Total finance lease liabilities			$(1,206)	$(2,726)

Lease Term and Discount Rates
Weighted-average remaining lease term - finance leases (years)			2.2	3.2
Weighted-average remaining lease term - operating leases (years)			3.5	4.2
Weighted-average discount rate - finance leases			2.4%	2.7%
Weighted-average discount rate - operating leases			4.5%	3.6%

Future minimum payments under our leases as of September 30, 2023 are as follows:

	Amount
(Dollars in thousands)
Lease Maturities	Finance Leases	Operating Leases
Three remaining months of 2023	$543	$898
2024	373	2,762
2025	239	2,537
2026	57	2,396
2027	16	1,000
Thereafter	8	-
Total	1,236	9,593
Less: Imputed interest	(30)	(668)
Total lease liabilities, net of interest	$1,206	$8,925

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

For the nine months ended September 30, 2023 payments to retirees or their beneficiaries totaled approximately $1.1 million. We presently anticipate benefit payments in 2023 to total $1.4 million. The following table summarizes the components of net periodic pension cost for the three and nine months ended September 30, 2023 and September 30, 2022.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
(Dollars in thousands)
Interest cost	$305	$218	$913	$654
Net amortization	—	83	—	249
Net periodic pension cost	$305	$301	$913	$903

NOTE 16 - STOCK-BASED COMPENSATION

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “Plan”) was approved by stockholders in May 2018, authorizing us to issue up to 4.35 million shares of common stock, along with non-qualified stock options, stock appreciation rights, restricted stock units and performance restricted stock units to our officers, key employees, nonemployee directors and consultants. In May 2021, the stockholders approved an amendment to the Plan that, among other things, increased the authorized shares by 2 million. In May 2023, the stockholders approved an amendment to the Plan that, among other things, increased the authorized shares by 3.4 million. At September 30, 2023, there were 2.0 million shares available for future grants under this Plan. It is our policy to issue shares from authorized but not issued shares upon the exercise of stock options.

Under the terms of the Plan, each year eligible participants are granted time value restricted stock units (“RSUs”), vesting ratably over a three-year period, and performance restricted stock units (“PSUs”) with three-year cliff vesting. Upon vesting, each restricted stock award is exchangeable for one share of the Company’s common stock, with accrued dividends.

RSU, PSU and option activity for the nine months ended September 30, 2023 and September 30, 2022 is summarized in the following table:

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price
Balance at January 1, 2023	896,799	$4.16	2,323,101	$6.26	—	$—
Granted	687,781	4.23	920,264	4.80	—	—
Settled	(553,093)	3.80	(1,016,574)	5.13	—	—
Forfeited or expired	(29,853)	5.80	(34,037)	8.50	—	—
Balance at September 30, 2023	1,001,634	$4.39	2,192,754	$5.98	—	$—

Awards estimated to vest in the future	1,001,634	$4.39	2,250,243	$5.98	—	$—

	Equity Incentive Awards
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price
Balance at January 1, 2022	966,429	$4.62	2,484,581	$6.67	9,000	$16.76
Granted	515,491	3.93	667,345	5.33	—	—
Settled	(580,551)	4.73	(719,659)	6.68	—	—
Forfeited or expired	(4,570)	3.77	(109,166)	7.24	(9,000)	16.76
Balance at September 30, 2022	896,799	$4.16	2,323,101	$6.26	—	$—

Awards estimated to vest in the future	896,799	$4.16	2,097,894	$6.28	—	$—

Stock-based compensation expense for the three months ended September 30, 2023 and 2022 was $1.4 million and $1.8 million, respectively. Stock-based compensation for the nine months ended September 30, 2023 and 2022 was $4.4 million and $6.5 million, respectively. Unrecognized stock-based compensation expense related to nonvested awards of $9.5 million is expected to be recognized over a weighted average period of approximately 1.8 years as of September 30, 2023.

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

In December 2021, the Company’s energy distributor informed the Company it would no longer supply energy, notwithstanding its contractual obligation to continue supply. Following a request from the Company, the court issued an injunction ordering the energy distributor to continue supplying energy and gas to the Company. In 2022, the Company obtained a final and binding judgment confirming that the original contracts with the energy distributor had not been effectively dissolved, and thus remained binding.

In September of 2022, the energy distributor’s parent company filed a suit against the Company asserting that the Company’s energy contracts were no longer valid and asserting that the Company owed additional amounts for its purchases between December 2021 and May 2022 equal to the excess of market prices over prices set forth in the original energy contracts. In June 2023, the Company obtained a judgment dismissing the claim in its entirety. In August 2023, the energy distributor's parent company filed an appeal.

If the appellate court revokes or amends this ruling the Company could be required to pay up to an additional $14.1 million for its energy purchases plus interest. A final conclusion in this matter is anticipated to take 12-24 months. We have concluded that an unfavorable ruling is not probable and, therefore, we have not recognized any provision for this contingent loss as of September 30, 2023. In the event the appellate court issues an adverse judgment, the Company would file an appeal.

NOTE 18 – RECEIVABLES FACTORING

The Company sells certain customer trade receivables on a non-recourse basis under factoring arrangements with designated financial institutions. These transactions are accounted for as sales and cash proceeds are included in cash provided by operating activities. Factoring arrangements incorporate customary representations and warranties, including representations as to validity of amounts due, completeness of performance obligations and absence of commercial disputes. During the three months ended September 30, 2023 and 2022, the Company sold trade receivables totaling $147.8 million and $243.0 million, respectively, and incurred factoring fees of $0.8 million and $1.0 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company sold trade receivables totaling $571.2 million and $697.7 million, respectively, and incurred factoring fees of $2.8 million and $2.4 million, respectively. As of September 30, 2023 and December 31, 2022, receivables of $75.0 million and $97.2 million, respectively, had been factored and had not yet been paid by customers to the respective financial institutions. The collective limit under our factoring arrangements was $140.5 million and $150.0 million as of September 30, 2023 and December 31, 2022 respectively.

NOTE 19 – RESTRUCTURING

During the first quarter of 2023, the Company initiated a reduction in its global workforce to better align our cost structure with lower automotive industry production levels. As a result, the Company recognized a restructuring charge of $5.3 million of separation costs, $2.8 million of which was charged to selling, general and administrative expenses and $2.5 million which was charged to cost of sales. During the second quarter of 2023, the Company incurred an additional charge of $2.5 million for separation costs which was charged to cost of sales. As of September 30, 2023, the Company had paid $2.5 million in separation costs and had reduced the accrual by $1.8 million related to the deconsolidation of a subsidiary (refer to Note 20 "Loss on Deconsolidation of a Subsidiary"), resulting in a remaining accrual of $3.5 million.

NOTE 20 – LOSS ON DECONSOLIDATION OF SUBSIDIARY

On August 31, 2023 (the “Filing Date”), the Company's wholly owned subsidiary Superior Industries Production Germany GmbH (“SPG”) filed voluntary petitions for preliminary insolvency proceedings in the Neustadt an der Weinstrasse, Germany Insolvency Court (the “Insolvency Court”) seeking relief under the German Insolvency Code (the "Insolvency Code"). SPG filed motions with the Insolvency Court seeking authorization to continue to operate its business as a “debtor-in-possession” under the jurisdiction of the Insolvency Court and in accordance with the applicable provisions of the Insolvency Code and orders of the Insolvency Court.

Effective as of the Filing Date, the Company no longer controls SPG and, therefore, no longer includes SPG in its consolidated financial statements. Prior to the Filing Date, SPG has been included in the Company's consolidated financial statements. Upon deconsolidation of SPG, the Company recognized a charge to operations of $79.6 million in the third quarter of 2023, representing the excess of the carrying value over the fair value of its interest in, and receivable from, SPG as of the Filing Date. As a result, the Company has reduced the value of its $7.2 million investment in SPG to zero, as the fair value of SPG's liabilities, including amounts owed to the Company, substantially exceeded the fair value of its assets. The Company has likewise reduced the carrying value of its $76.2 million affiliated receivable due from SPG to $3.8 million, the amount estimated to be recoverable on its subordinated claim as a creditor of SPG. This affiliated receivable is included in other non-current assets in the Company's consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have included or incorporated by reference in this Quarterly Report on Form 10-Q (including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management’s current expectations, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, the impact of COVID-19 and the resulting supply chain disruptions, energy costs and semiconductor chip shortages, rising interest rates, the Russian military invasion of Ukraine (the “Ukraine Conflict”) and the United Auto Workers strike, on our future growth and earnings. Any statement that is not historical in nature is a forward-looking statement and may be identified using words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to,” “could,” “continue,” “estimates,” and similar expressions. These statements include our belief regarding general automotive industry and market conditions and growth rates, as well as general domestic and international economic conditions.

Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, which could cause actual results to differ materially from such statements and from the Company’s historical results and experience. These risks, uncertainties and other factors include, but are not limited to, those described in Part I, Item 1A, “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022 and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report and those described from time to time in our other reports filed with the Securities and Exchange Commission.

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

Executive Overview

Overview of Superior

Superior Industries International, Inc.’s (referred to herein as the “Company,” “Superior,” or “we” and “our”) principal business is the design and manufacture of aluminum wheels for sale to original equipment manufacturers (“OEMs”) in North America and Europe and to the aftermarket in Europe. We employ approximately 6,600 full-time employees, operating in seven manufacturing facilities in North America and Europe. We are one of the largest aluminum wheel suppliers to global OEMs and one of the leading European aluminum wheel aftermarket manufacturers and suppliers. Our OEM aluminum wheels accounted for approximately 95 percent of our sales in the first nine months of 2023 and are primarily sold for factory installation on vehicle models manufactured by BMW (including Mini), Ford, GM, Honda, Jaguar-Land Rover, Lucid Motors, Mazda, Mercedes-Benz Group, Nissan, PSA, Renault, Stellantis, Subaru, Suzuki, Toyota, VW Group (Volkswagen, Audi, SEAT, Skoda, Porsche, Bentley) and Volvo. We sell aluminum wheels to the European aftermarket under the brands ATS, RIAL, ALUTEC and ANZIO. North America and Europe represent the principal markets for our products, but we have a diversified global customer base consisting of North American, European and Asian OEMs.

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

GM, VW Group, Ford and Toyota each individually accounted for 10 percent or more of our consolidated sales for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, GM, VW Group, and Ford each individually accounted for 10 percent or more of our consolidated sales and Toyota accounted for 9 percent of our consolidated sales. Our sales to these customers were as follows:

Three Months Ended	September 30, 2023		September 30, 2022
(Dollars in millions)	Percent of Sales	Dollars	Percent of Sales	Dollars
GM	20%	$64.2	25%	$100.2
Ford	17%	$54.6	17%	$70.1
VW Group	13%	$41.3	14%	$57.5
Toyota	11%	$36.7	9%	$44.8

Nine Months Ended	September 30, 2023		September 30, 2022
(Dollars in millions)	Percent of Sales	Dollars	Percent of Sales	Dollars
GM	20%	$219.9	27%	$333.9
VW Group	16%	$170.9	14%	$168.0
Ford	15%	$165.3	16%	$199.5
Toyota	11%	$118.7	9%	$122.9

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

The automotive industry continues to be impacted by the supply chain disruption which emerged as OEM vehicle production resumed and began to scale following the shutdown because of the COVID-19 pandemic. The supply chain disruption includes shortages of semiconductor chips, electric vehicle batteries, shipping containers, steel, resin and foam. The semiconductor chip shortage has continued to constrain OEM vehicle production although there was improvement in the first nine months of 2023. Rising costs experienced in 2021, 2022 and the first nine months of 2023 are expected to continue. In addition, the Ukraine Conflict which resulted in temporary shutdowns at certain OEM production facilities in early 2022, began to affect our production volume in March 2022 and continues to contribute to order volatility and inflationary cost pressures. Although the cost of energy has moderated in the first nine months of 2023, energy costs remain higher in Europe than prices prevailing prior to the pandemic and the Ukraine Conflict. While the prices under our OEM contracts are adjusted for changes in the cost of aluminum and certain other costs, our aftermarket contracts do not provide such pass through of aluminum or other costs. Future increases in raw material costs and OEM production volatility may cause our inventory levels to increase, negatively impacting our cash flows.

On September 15, 2023, the United Auto Workers (“UAW”) launched a targeted strike against General Motors Company (“GM”), Ford Motor Company (“Ford”) and Stellantis. Since then over 45,000 workers went on strike at numerous automotive production facilities across the United States. The strike initially targeted selected assembly plants at GM, Ford and Stellantis but more recently had been expanded to include additional assembly plants and GM and Ford parts distribution centers. In last few days of October 2023, Ford, Stellantis and GM announced that they have reached tentative agreements with the UAW. These tentative agreements are subject to ratification by the UAW membership. In the interim, UAW officials are calling on striking Ford, Stellantis and GM workers to return to work. The strike had already begun to impact production releases from these customers. While the strike did not significantly affect our operating results through September 30, 2023, a protracted strike could have a significant adverse effect on the Company's business, results of operations, cash flows and financial condition.

Automotive industry production volumes in the North American and Western and Central European regions in the first nine months of 2023 (as published by IHS, an automotive industry analyst), as compared to the corresponding periods of 2022 and 2021, are shown below:

Automotive Industry Production (North America and Western and Central Europe)
Nine Months Ended	September 30,			2023 vs 2022	2022 vs 2021
	2023	2022	2021	% Change	% Change
(Units in thousands)
North America	11,957	10,744	9,754	11.3%	10.1%
Western and Central Europe	11,350	9,853	9,636	15.2%	2.3%
Total	23,307	20,597	19,390	13.2%	6.2%

Automotive industry production volumes in our markets increased 13.2 percent in the first nine months of 2023 as compared to 2022. North American production volumes increased 11.3 percent and Western and Central European production volumes increased 15.2 percent primarily due to easing supply chain constraints. However, the Ukraine Conflict may continue to be a constraint on future European automotive production volumes and, therefore, Superior production volumes.

The October 2023 IHS forecast projects that the 2023 production will be 9.2 percent higher than 2022 (6.3 percent in North America and 12.3 percent in Western and Central Europe) but 10.8 percent lower than 2019 pre-pandemic levels. Elevated vehicle cost, higher financing costs, and consumer inflation and recession concerns are likely affecting vehicle demand in our principal markets. In addition, the UAW strike will likely have a significant impact on demand in North America the extent of which will depend on the scope and duration of the strike.

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

Furthermore, our research and development team continues to develop light weighting solutions, such as our patented Alulite™ technology, and aerodynamic solutions that will assist in reducing our customers’ carbon footprint. We also collaborate with our customers and suppliers regarding sustainability practices throughout their supply chains. We expect to publish our 2023 Sustainability Report before the end of the year.

Overview of the Third Quarter of 2023

The following charts show the operational performance in the quarter ended September 30, 2023 in comparison to the quarter ended September 30, 2022 (dollars in millions):

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

Results of Operations

	Three Months Ended
	September 30, 2023	September 30, 2022	Net Change
(Dollars in thousands, except per share data)
Net sales
North America	$194,873	$240,340	$(45,467)
Europe	128,204	165,385	(37,181)
Net sales	323,077	405,725	(82,648)
Cost of sales	297,788	377,368	79,580
Gross profit	25,289	28,357	(3,068)
Percentage of net sales	7.8%	7.0%	0.8%
Selling, general and administrative expenses	16,857	16,097	(760)
Loss on deconsolidation of subsidiary	79,629	—	(79,629)
(Loss) income from operations	(71,197)	12,260	(83,457)
Percentage of net sales	(22.0)%	3.0%	(25.0)%
Interest expense, net	(15,678)	(10,406)	(5,272)
Other income (expense), net	179	(239)	418
Income tax benefit (provision)	379	(1,966)	2,345
Net loss	$(86,317)	$(351)	$(85,966)
Percentage of net sales	(26.7)%	(0.1)%	(26.6)%
Diluted (loss) earnings per share	$(3.42)	$(0.35)	$(3.07)
Value added sales (1)	$176,009	$177,692	$(1,683)
Value added sales adjusted for foreign exchange (1)	$170,426	$177,692	$(7,266)
Adjusted EBITDA (2)	$38,584	$36,138	$2,446
Percentage of net sales	11.9%	8.9%	3.0%
Percentage of value added sales	21.9%	20.3%	1.6%
Unit shipments in thousands	3,428	3,777	(349)

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

Shipments

Wheel unit shipments were 3.4 million for the third quarter of 2023 compared to unit shipments of 3.8 million for the same period in 2022, a decrease of 9.2 percent. This decrease was driven by a 17.2 percent decrease in unit shipments in Europe. In 2023 we exited an unprofitable contract with one of our European customers and have not yet replaced those volumes with new business. The decrease in our European unit shipments was also attributable to the deconsolidation of SPG (see Note 20, “Loss on Deconsolidation of Subsidiary” in the Notes to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements”).

Net Sales

Net sales for the third quarter of 2023 were $323.1 million, compared to net sales of $405.7 million for the same period in 2022, a decrease of 20.4 percent. The decrease in net sales was primarily due to lower aluminum pass throughs to our OEM customers of $80.9 million and $18.2 million of lower unit shipments in part due to deconsolidation of SPG (see Note 20, “Loss on Deconsolidation of Subsidiary” in the Notes to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements”). The decrease was partially offset by favorable product mix and pricing of $8.8 million as well as favorable foreign exchange of $7.7 million.

Value Added Sales Adjusted for Foreign Exchange

Value added sales adjusted for foreign exchange is a key metric in evaluating the growth of the Company excluding the volatility resulting from fluctuating aluminum costs and foreign exchange rates. Our aluminum wheel target market is heavily contented wheels; that is, large diameter wheels, wheels with lightweighting and aerodynamic technologies, and wheels with premium finishes. Value added sales adjusted for foreign exchange was $170.4 million for the third quarter of 2023 compared to value added sales adjusted for foreign exchange of $177.7 million for the same period in 2022, a decrease of 4.1 percent. The decrease was primarily due to lower shipment volume.

Cost of Sales

Cost of sales was $297.8 million for the third quarter of 2023 compared to cost of sales of $377.4 million for the same period in 2022. The decrease in cost of sales was due to $79.7 million of lower aluminum costs and $12.2 million lower shipment volumes, partially offset by $7.1 million of foreign exchange.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense of $16.9 million for the third quarter of 2023 was flat compared to $16.1 million for the same period in 2022.

Loss on Deconsolidation of Subsidiary

On August 31, 2023 (the “Filing Date”) the Company’s wholly owned subsidiary Superior Industries Production Germany GmbH (“SPG”) filed voluntary petitions for preliminary insolvency proceedings, seeking relief under the German Insolvency Code. Effective as of the Filing Date, the Company deconsolidated SPG from its condensed consolidated financial statements, recognizing a charge to operations of $79.6 million (refer to Note 20, “Loss on Deconsolidation of Subsidiary” in the Notes to the Condensed Consolidated Financial Statements).

Net Interest Expense

Net interest expense for the third quarter of 2023 was $15.7 million compared to net interest expense of $10.4 million for the same period in 2022, a $5.3 million increase. The increase is due to a $50.8 million increase in the principal amount of term loan debt as a result of the refinancing in December 2022, rising interest rates and a higher credit spread on the new term loan (refer to Note 9 “Debt” in the Notes to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements”).

Other Income (Expense)

Other income of $0.2 million for the third quarter of 2023 and other expense of $0.2 million for the same period in 2022 are considered immaterial.

Income Tax (Provision) Benefit

The income tax benefit for the third quarter of 2023 was $0.4 million on pre-tax loss of 86.7 million, representing an effective income tax rate of 0.4 percent. This differs from the statutory rate primarily due to valuation allowances and the mix of earnings among tax jurisdictions. The income tax provision for the third quarter of 2022 was $2.0 million on a pre-tax income of $1.6 million, representing an effective income tax rate of 121.7 percent. This differs from the statutory rate primarily due to valuation allowances and the mix of earnings among tax jurisdictions.

Net Income (Loss)

Net loss for the third quarter of 2023 was $86.3 million, or a $3.42 loss per diluted share, compared to a loss of $0.4 million, or a $0.35 loss per diluted share, for the same period in 2022.

Segment Sales and Income from Operations

	Three Months Ended
	September 30, 2023	September 30, 2022	Change
(Dollars in thousands)
Selected data
Net sales
North America	$194,873	$240,340	$(45,467)
Europe	128,204	165,385	(37,181)
Total net sales	$323,077	$405,725	$(82,648)
Income from operations
North America	$14,286	$10,526	$3,760
Europe	(85,483)	1,734	(87,217)
Total income from operations	$(71,197)	$12,260	$(83,457)

North America

Net sales for our North American segment for the third quarter of 2023 decreased 18.9 percent while unit shipments declined 3.6 percent, compared to the same period in 2022. The $45.5 million decrease in net sales was primarily due to lower aluminum cost pass throughs to our OEM customers of $53.0 million, partially offset by favorable product mix and pricing of $9.1 million. North American segment income from operations for the third quarter of 2023 increased by $3.8 million, as compared to the same period in

2022, primarily due to favorable product mix and pricing of $2.3 million and lower selling, general and administrative expenses of $1.7 million.

Europe

Net sales for our European segment for the third quarter of 2023 decreased 22.5 percent while unit shipments decreased 17.2 percent compared to the same period in 2022. Our European unit shipments decreased because, in 2023, we exited an unprofitable contract with one of our European customers and have not yet replaced those volumes with new business. The decrease in unit shipments is also due in part to the deconsolidation of SPG. The $37.2 million decrease in net sales was primarily due to $27.9 million of lower aluminum pass throughs and lower unit shipments of $15.9 million, partially offset by favorable foreign exchange of $7.0 million. European segment income from operations for the third quarter of 2023 was $87.2 million lower compared to the same period in 2022. This decrease was primarily due to the $79.6 million loss on deconsolidation of SPG (refer to Note 20 "Loss on Deconsolidation of Subsidiary" in the Notes to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements”), lower unit shipments of $5.1 million and higher selling, general and administrative expenses of $1.9 million primarily related to the SPG insolvency filing.

Overview of the First Nine Months of 2023

The following chart shows the operational performance in the nine months ended September 30, 2023 in comparison to the nine months ended September 30, 2022 ($ in millions):

Results of Operations

	Nine Months Ended
	September 30, 2023	September 30, 2022	Net Change
(Dollars in thousands, except per share data)
Net sales
North America	$614,696	$727,215	$(112,519)
Europe	461,950	510,568	(48,618)
Net sales	1,076,646	1,237,783	(161,137)
Cost of sales	975,746	1,126,212	150,466
Gross profit	100,900	111,571	(10,671)
Percentage of net sales	9.4%	9.0%	0.4%
Selling, general and administrative expenses	53,315	49,768	(3,547)
Loss on deconsolidation of subsidiary	79,629	—	(79,629)
(Loss) Income from operations	(32,044)	61,803	(93,847)
Percentage of net sales	(3.0)%	5.0%	(8.0)%
Interest expense, net	(47,066)	(30,706)	(16,360)
Other (expense) income, net	(2,608)	355	(2,963)
Income tax provision	(8,713)	(10,889)	2,176
Net (loss) income	$(90,431)	$20,563	$(110,994)
Percentage of net sales	(8.4)%	1.7%	(10.1)%
Diluted (loss) earnings per share	$(4.29)	$(0.25)	$(4.04)
Value added sales (1)	$578,913	$552,619	$26,294
Value added sales adjusted for foreign exchange (1)	$575,676	$552,619	$23,057
Adjusted EBITDA (2)	$136,090	$136,694	$(604)
Percentage of net sales	12.6%	11.0%	1.6%
Percentage of value added sales	23.5%	24.7%	(1.2)%
Unit shipments in thousands	11,067	11,865	(798)

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

Shipments

Wheel unit shipments were 11.1 million for the first nine months of 2023 compared to unit shipments of 11.9 million for the same period in 2022, a decrease of 6.7 percent. This decrease was driven by a 12.0 percent decrease in unit shipments in Europe. The decrease in our European unit shipments was attributable to the 33.0 percent decrease in the aftermarket unit shipments as compared to the first nine months of 2022 as well the deconsolidation of SPG (see Note 20, “Loss on Deconsolidation of Subsidiary” in the Notes to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements”). In addition, we exited an unprofitable contract with one of our European customers and have not yet replaced those volumes with new business. The aftermarket unit shipments decrease was a result of softer aftermarket demand due to a slowdown of the European economy, which has negatively impacted consumer discretionary income, and high aftermarket wheel inventory levels.

Net Sales

Net sales for the first nine months of 2023 were $1,076.6 million, compared to net sales of $1,237.8 million for the same period in 2022, a decrease of 13.0 percent. The decrease in revenue was primarily due to lower aluminum pass throughs to our OEM customers of $187.4 million and lower shipment volumes of $39.4 million, partially offset by favorable product mix and pricing of $59.0 million and favorable foreign exchange of $6.7 million.

Value Added Sales Adjusted for Foreign Exchange

Value added sales adjusted for foreign exchange was $575.7 million for the first nine months of 2023 compared to value added sales adjusted for foreign exchange of $552.6 million for the same period in 2022, an increase of 4.2 percent. The increase was primarily due to favorable product mix and pricing.

Cost of Sales

Cost of sales was $975.7 million for the first nine months of 2023 compared to cost of sales of $1,126.2 million for the same period in 2022, a decrease of 13.4 percent. The decrease in cost of sales was primarily due to $166.9 million lower aluminum costs and $26.8 million of lower shipment volumes, partially offset by an increase of $31.3 million due to product mix and $6.1 million due to foreign exchange as well as a restructuring charge of $5.0 million recognized in the first nine months of 2023 (refer to Note 19 “Restructuring” in the Notes to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements”).

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense was $53.3 million for the first nine months of 2023 as compared to $49.8 million for the same period in 2022. The increase in SG&A expense is primarily attributable to the $2.8 million restructuring charge recognized in the first nine months of 2023 related to the Company's reduction in its global workforce (refer to Note 19 “Restructuring” in the Notes to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements”).

Loss on Deconsolidation of Subsidiary

On August 31, 2023 (the “Filing Date”) the Company’s wholly owned subsidiary Superior Industries Production Germany GmbH (“SPG”) filed voluntary petitions for preliminary insolvency proceedings, seeking relief under the German Insolvency Code. Effective as of the Filing Date, the Company deconsolidated SPG from its condensed consolidated financial statements, recognizing a charge to operations of $79.6 million (refer to Note 20, “Loss on Deconsolidation of Subsidiary” in the Notes to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements”).

Net Interest Expense

Net interest expense for the first nine months of 2023 was $47.1 million compared to net interest expense of $30.7 million in the same period in 2022, a $16.4 million increase. The increase is due to a $50.8 million increase in the principal amount of term loan debt as a result of the refinancing in December 2022, rising interest rates and a higher credit spread on the new term loan (refer to Note 9 “Debt” in the Notes to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements”).

Other Income (Expense)

Other expense for the first nine months of 2023 was $2.6 million compared to other income of $0.4 million for the same period in 2022. The majority of the expense in the first nine months of 2023 is attributable to the additional $1.4 million casualty loss recognized in the second quarter of 2023 relating to the Werdohl flood, as well as unfavorable foreign exchange.

Income Tax (Provision) Benefit

The income tax provision for the first nine months of 2023 was $8.7 million on a pre-tax loss of $81.7 million, representing an effective income tax rate of (10.7) percent. This differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position and the mix of earnings among tax jurisdictions. The income tax provision for the first nine months of 2022 was $10.9 million on a pre-tax income of $31.5 million, representing an effective income tax rate of 34.6 percent. This differs from the statutory rate primarily due to valuation allowances, the reversal of an uncertain tax position and the mix of earnings among tax jurisdictions.

Net Income (Loss)

Net loss for the first nine months of 2023 was $90.4 million, or a $4.29 loss per diluted share, compared to net income of $20.6 million, or a loss of $0.25 per diluted share, for the same period in 2022.

Segment Sales and Income from Operations

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change
(Dollars in thousands)
Selected data
Net sales
North America	$614,696	$727,215	$(112,519)
Europe	461,950	510,568	(48,618)
Total net sales	$1,076,646	$1,237,783	$(161,137)
Income from operations
North America	$57,505	$54,772	$2,733
Europe	(89,549)	7,031	(96,580)
Total income from operations	$(32,044)	$61,803	$(93,847)

North America

Net sales for our North American segment for the first nine months of 2023 decreased 15.5 percent while unit shipments decreased 2.7 percent, compared to the same period in 2022. The $112.5 million decrease in net sales was primarily due to lower aluminum cost pass throughs to our OEM customers of $136.1 million and $6.9 million due to lower unit shipments, partially offset by favorable product mix and pricing of $28.6 million. North American segment income from operations for the first nine months of 2023 was $2.7 million higher than the first nine months of 2022, primarily due to favorable product mix and pricing of $19.6 million, partially offset by higher raw material costs of $12.7 million, lower unit shipments of $2.7 million and a restructuring charge of $1.5 million recognized in the first nine months of 2023 (refer to Note 19 “Restructuring” in the Notes to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements”).

Europe

Net sales for our European segment for the first nine months of 2023 decreased 9.5 percent while unit shipments decreased 12.0 percent, compared to the same period in 2022. Net sales were lower by $48.6 million primarily due to $51.2 million of lower aluminum pass throughs and $32.5 million due to lower unit shipments, partially offset by favorable product mix and pricing of $30.4 million. European segment income from operations for the first nine months of 2023 was $96.6 million lower than the first nine months of 2022. This was primarily due to the $79.6 million loss on deconsolidation of SPG (refer to Note 19 “Restructuring” and Note 20 "Loss on Deconsolidation of Subsidiary" in the Notes to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements”), lower unit shipments of $9.9 million, higher raw material costs of $7.8 million and a $6.3 million restructuring charge, partially offset by favorable product mix and pricing of $5.6 million .

Financial Condition, Liquidity and Capital Resources

As of September 30, 2023, our cash and cash equivalents totaled $176.5 million compared to $121.8 million and $213.0 million at September 30, 2022 and December 31, 2022, respectively. Our sources of liquidity primarily include cash and cash equivalents, cash provided by operating activities, borrowings under available debt facilities, and factoring arrangements for trade receivables. Working capital (current assets minus current liabilities) and our current ratio (current assets divided by current liabilities) were $272.0 million and 2.2:1.0, respectively, at September 30, 2023, versus $257.6 million and 2.0:1.0 at December 31, 2022.

Our working capital requirements, investing activities and cash dividend payments have historically been funded from internally generated funds, debt facilities, cash and cash equivalents, and we believe these sources will continue to meet our future requirements. Capital expenditures relate to improving production quality and efficiency and extending the useful lives of existing property and expenditures for new product offerings, as well as expanded capacity for existing products. During 2023, we expect that capital expenditures will be approximately $50.0 million.

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

Balances outstanding under the Term Loan Facility, Notes, and equipment loans as of September 30, 2023 were $397.0 million, $229.5 million, and $2.2 million, respectively. The balance of the redeemable preferred stock was $241.6 million as of September 30, 2023. The Revolving Credit Facility and the Term Loan Facility mature on December 15, 2027 and December 15, 2028, respectively. However, in the event the Company has not repaid, refinanced or otherwise extended the maturity of the Notes beyond the maturity date of the Term Loan Facility by the date 91 days prior to June 15, 2025, the Term Loan Facility and Revolving Credit Facility will mature 91 days prior to June 15, 2025. Similarly, in the event the Company has not redeemed, refinanced or otherwise extended the unconditional redemption date of the redeemable preferred stock beyond the maturity date of the Term Loan Facility by the date 91 days prior to September 14, 2025, the Term Loan Facility and Revolving Credit Facility will mature 91 days prior to September 14, 2025.

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

As of September 30, 2023, the Company had no outstanding borrowings under the Revolving Credit Facility, outstanding letters of credit of $4.9 million and available unused commitments under the Revolving Credit Facility of $55.1 million. As a result, our liquidity totaled $194.1 million at September 30, 2023, consisting of cash and cash equivalents of $139.0 million ($176.5 million less the $37.5 million contractual liquidity required pursuant to the Term Loan Facility and Revolving Credit Facility) and available and unused commitments under the Revolving Credit Facility of $55.1 million.

As of September 30, 2023, we had no significant off-balance sheet arrangements other than factoring of $75.0 million of our trade receivables.

The following table summarizes the cash flows from operating, investing and financing activities as reflected in the condensed consolidated statements of cash flows.

	Nine Months Ended
	September 30, 2023	September 30, 2022
(Dollars in thousands)
Net cash provided by operating activities	20,093	74,431
Net cash used in investing activities	(33,930)	(45,560)
Net cash used in financing activities	(24,758)	(16,410)
Effect of exchange rate changes on cash	2,050	(4,093)
Net changes in cash and cash equivalents	$(36,545)	$8,368

Operating Activities

Net cash provided by operating activities was $20.1 million for the first nine months of 2023 compared to net cash provided by operating activities of $74.4 million for the same period in 2022. The decrease in cash flow provided by operating activities was primarily driven by lower profitability adjusted for non-cash items and higher working capital (accounts receivables, inventory and accounts payable).

Investing Activities

Net cash used in investing activities of $33.9 million for the first nine months of 2023 was lower than the $45.6 million for the same period in 2022. The $11.6 million decrease in cash used in investing activities was due to a $16.2 million decrease in capital expenditures, partially offset by the $4.4 million deconsolidation of SPG cash balances. The decrease in capital expenditures was primarily due to the completion of certain capital projects related to paint line and refinishing capabilities.

Financing Activities

Net cash used in financing activities was $24.8 million for the first nine months of 2023 compared to net cash used in financing activities of $16.4 million for the same period in 2022. This increase was primarily due to an $8.5 million repayment of certain capital equipment loans and a $1.5 million increase in tax withholding for stock-based compensation. In addition, cash dividends were $3.5 million lower due to the timing of dividend payments.

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

The following table reconciles our net sales, the most directly comparable U.S. GAAP financial measure, to our value added sales and value added sales adjusted for foreign exchange:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
(Dollars in thousands)
Net sales	$323,077	$405,725	$1,076,646	$1,237,783
Less: aluminum, other costs, and outside service provider costs	(147,068)	(228,033)	(497,733)	(685,164)
Value added sales	$176,009	$177,692	$578,913	$552,619
Currency impact on current period value added sales	(5,583)	—	(3,237)	—
Value added sales adjusted for foreign exchange	$170,426	$177,692	$575,676	$552,619

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

The following table reconciles our net (loss) income, the most directly comparable U.S. GAAP financial measure, to our adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
(Dollars in thousands)
Net (loss) income	$(86,317)	$(351)	$(90,431)	$20,563
Interest expense, net	15,678	10,406	47,066	30,706
Income tax (benefit) provision	(379)	1,966	8,713	10,889
Depreciation	18,734	17,325	55,318	52,730
Amortization	4,892	4,535	14,616	16,338
Loss on deconsolidation of subsidiary	79,629	—	79,629	—
Restructuring, factoring fees and other (1) (2) (3) (4)	6,347	2,257	21,179	5,468
Adjusted EBITDA	$38,584	$36,138	$136,090	$136,694
Adjusted EBITDA as a percentage of net sales	11.9%	8.9%	12.6%	11.0%
Adjusted EBITDA as a percentage of value added sales	21.9%	20.3%	23.5%	24.7%

(1)
In the third quarter of 2023, we incurred $0.2 million of restructuring costs, $0.8 million of accounts receivable factoring fees and $5.3 million of other restructuring-related costs, primarily related to legal and advisory fees.
(2)
In the first nine months of 2023, we incurred $8.1 million of restructuring costs, $2.8 million of accounts receivable factoring fees, a casualty loss of $1.4 million and $8.9 million of other restructuring-related costs, primarily related to legal and advisory fees.
(3)
In the third quarter of 2022, we incurred $1.0 million of accounts receivable factoring fees, $1.3 million of various other costs.
(4)
In the first nine months of 2022, we incurred $2.4 million of accounts receivable factoring fees, $0.8 million of certain hiring and separation costs and $2.3 million of other costs.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 31, 2023 (the “Filing Date”), the Company’s wholly owned subsidiary Superior Industries Production Germany GmbH (“SPG”) filed voluntary petitions for preliminary insolvency proceedings in the Neustadt an der Weinstrasse, Germany Insolvency Court (the “Insolvency Court”) seeking relief under the German Insolvency Code (the “Insolvency Code”). SPG filed motions with the Insolvency Court seeking authorization to continue to operate its business as a “debtor-in-possession” under the jurisdiction of the Insolvency Court and in accordance with the applicable provisions of the Insolvency Code and orders of the Insolvency Court (refer to Note 20 “Loss on Deconsolidation of Subsidiary” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements”).

Refer also to Item 1A, “Risk Factors” “We are from time to time subject to litigation, which could adversely affect our results of operations, financial condition or cash flows” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 1A. Risk Factors

In view of the recent strike by the United Auto Workers against General Motors Company (“GM”), Ford Motor Company (“Ford”) and Stellantis, we are incorporating the following additional risk factor entitled “Any protracted labor disruption, such as a strike by unionized employees of our customers, may have a material adverse effect on our business, results of operations, cash flows and financial condition.” Other than as set forth below, there have been no material changes to the risk factors set forth in “Item 1A, Risk Factors” of our Form 10-K for the year ended December 31, 2022.

Any protracted labor disruption, such as a strike by unionized employees of our customers, may have a material adverse effect on our business, results of operations, cash flows and financial condition.

A significant portion of our revenues are attributable to customers with unionized work forces. Any protracted labor disruption at those customers due to strikes would have a material adverse impact on the Company's business, results of operations, cash flows and financial condition.

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

SUPERIOR INDUSTRIES INTERNATIONAL, INC.

(Registrant)

Date: November 1, 2023	/s/ Majdi B. Abulaban
Majdi B. Abulaban President and Chief Executive Officer

Date: November 1, 2023	/s/ C. Timothy Trenary
C. Timothy Trenary Executive Vice President and Chief Financial Officer